Form 10-Q
period 1996-03-31
TOMPKINS COUNTY TRUSTCO INC
filed 1996-05-15
CIK 1005817

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-27514


                         TOMPKINS COUNTY TRUSTCO, INC.
            (Exact name of registrant as specified in its charter)

          New York                                     161482357-8
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

The Commons, P.O. Box 460, Ithaca, NY                              14851
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (607) 273-3210

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

   Class                                    Outstanding as of May 6, 1996
   -----                                    -----------------------------
Common Stock, $.10 par value                   3,580,765 shares

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                       (In thousands, except share data)


                                                             As of        As of
                                                            3/31/96     12/31/95
                                                            -------     --------
ASSETS
Cash and due from banks                                    $ 25,205     $ 20,757
Federal Funds sold                                            2,000          -0-
Available-for-sale securities, at fair value                145,165      145,067
Held-to-maturity securities,
 fair value of $38,508
 in 1996 and $40,219 in 1995                                 37,496       38,908
Federal Home Loan Bank stock, at cost                         1,655        1,560
Loans, net of unearned income                               323,300      321,290
Less reserve for loan/lease losses                            4,729        4,704
- - --------------------------------------------------------------------------------
                        Net Loans                           318,571      316,586

Bank premises and equipment, net                              6,957        7,173
Other assets                                                  7,137        6,941
- - ---------------------------------------------------------------------------------
                     Total Assets                          $544,186     $536,992
================================================================================





                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                                    continued
                        (In thousands, except share data)


                                                             As of        As of
                                                            3/31/96     12/31/95
                                                            -------     --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Interest bearing:
     Checking                                              $ 55,222     $ 54,912
     Savings and money market                               126,456      135,957
     Time                                                   125,219      106,349
Non-interest bearing                                         71,347       73,413
- - --------------------------------------------------------------------------------
                        Total Deposits                      378,244      370,631

   Securities sold under agreements to repurchase            94,163
                                                                          92,902
   Other borrowings                                          11,000       12,000
   Other liabilities                                          6,194        6,367
- - --------------------------------------------------------------------------------
                     Total Liabilities                      489,601      481,900
- - --------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES

Shareholders' equity: Common stock -
  par value $.10 per share in 1996
   & $1.66 in 1995:
Authorized 7,500,000 shares; issued and
  outstanding                                                 597         5,969
      3,580,463 shares in 1996 and
      3,580,607 in 1995
Surplus                                                    38,952        33,580
Undivided profits                                          16,827        15,560
Net unrealized gain (loss) on available-for-sale
  securities, net of taxes                                   (239)          909
Treasury Stock - 22,000 shares in 1996                       (627)            0
Deferred I.S.O.P. benefit expense                            (925)         (926)
- - --------------------------------------------------------------------------------
            Total Shareholders' Equity                     54,585        55,091
- - --------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity              $ 544,186     $ 536,992
================================================================================





                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands, except share data)

                                                                 Quarter ended
                                                               3/31/96  3/31/95
                                                               -------  -------
INTEREST INCOME
  Loans                                                        $ 7,359   $ 6,775
Deposits with other banks                                            0         0
  Federal Funds Sold                                               162        98
  Available-for-sale securities                                    507       563
  Held-to-maturity securities                                    2,275     2,129
- - --------------------------------------------------------------------------------
                 Total Interest Income                          10,303     9,565
- - --------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits:
   Time certificates of deposit of $100,000 or more                289       138
   Other deposits                                                2,549     2,358
   Securities sold under agreements to repurchase                1,209     1,272
   Borrowed funds                                                  167       169
- - --------------------------------------------------------------------------------
                Total Interest Expense                           4,214     3,937
- - --------------------------------------------------------------------------------
                   Net Interest Income                           6,089     5,628
  Less:Provision for loan/lease losses                             204        83
- - --------------------------------------------------------------------------------
Net Interest Income after provision for loan/lease losses        5,885     5,545
- - --------------------------------------------------------------------------------
OTHER INCOME
   Trust and investment services income                            617       506
   Services charges deposit accounts                               426       419
   Credit card merchant income                                     463       415
   Other service charges                                           294       250
   Other operating income                                          151       134
   Net securities gains                                              0         0
- - --------------------------------------------------------------------------------
                    Total Other Income                           1,951     1,724
- - --------------------------------------------------------------------------------
OTHER EXPENSES
   Salaries and wages                                            1,862     1,712
   Pension and other employee benefits                             510       482
   Net occupancy expense of bank premises                          354       292
   Furniture and fixture expense                                   281       259
   F.D.I.C assessments                                               0       195
   Credit card operating expense                                   399       344
   Other operating expenses                                      1,046       911
- - --------------------------------------------------------------------------------
                  Total Other Expenses                           4,452     4,195
- - --------------------------------------------------------------------------------
            Income before Income Taxes                           3,384     3,074
                          Income Taxes                           1,184     1,014
- - --------------------------------------------------------------------------------
                            Net Income                         $ 2,200   $ 2,060
================================================================================
Net income per common share                                    $  0.62   $  0.58
================================================================================




                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands, except share data)


                                                                 Quarter ended
                                                            3/31/96      3/31/95
                                                            -------      -------
OPERATING ACTIVITIES
Net Income                                                  $  2,200   $  2,060
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan/lease losses                               204         83
   Provision for depreciation and amortization                   259        229
   Net accretion on securities                                   (11)      (103)
   Provision for deferred income taxes                             0        (15)
   Gains on sales of bank premises and equipment                  (2)        (6)
   Increase in other assets                                     (247)      (919)
   Increase in other liabilities                                 663      2,600
- - --------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                      3,066      3,929
- - --------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Proceeds from maturities of available-for-sale
     securities                                               25,843      2,758
   Proceeds from maturities of held-to-maturity
     securities                                                2,771      5,165
   Purchases of available-for-sale securities                (27,884)         0
   Purchases of held-to-maturity securities                   (1,386)    (7,825)
Purchases of FHLB stock                                          (95)       (58)
   Proceeds from sales of loans                                  492        388
   Net increase in loans                                      (2,634)    (5,954)
   Proceeds from sales of bank premises and equipment             12          9
   Purchases of bank premises and equipment                      (52)      (107)
- - --------------------------------------------------------------------------------
 Net Cash Used in Investing Activities                        (2,933)    (5,624)
- - --------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Net (decrease) increase in demand deposits,
        money market accounts and savings accounts           (11,258)     3,222
   Net  increase in time deposits                             18,869      4,020
   Net increase (decrease) in securities sold under
        repurchase agreements                                  1,261     (6,454)
   Net decrease in other borrowings                           (1,000)         0
   Cash dividends                                               (931)      (846)
   Decrease in deferred I.S.O.P benefit expense                    1          2
   Issuance of common stock                                        0          6
   Purchase of common stock for treasury                        (627)         0
- - --------------------------------------------------------------------------------
Net Cash Provided (used) By Financing Activities               6,315        (50)
- - --------------------------------------------------------------------------------
(Decrease) Increase in Cash and Cash Equivalents               6,448     (1,745)
   Cash and cash equivalents at beginning of period           20,757     28,105
- - --------------------------------------------------------------------------------
Cash And Cash Equivalents At End Of Period                  $ 27,205   $ 26,360
================================================================================


                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                                                  Net
                                                                                              Unrealized
                                                                                              Gain/(Loss)   Deferred
                                                                                             on Available-   I.S.O.P
                                          Common       Treasury                  Undivided      for-Sale     Benefit
                                          Stock        Stock        Surplus       Profits      Securities     Expense        Total
- - ------------------------------------------------------------------------------------------------------------------------------------


Balances at
January 1, 1996                         $ 5,969       $   0         $33,580       $15,559       $   909       $  (926)      $55,091
- - ------------------------------------------------------------------------------------------------------------------------------------

  Net income                                                                        2,199                                     2,199
  Common stock
   issued
  Cash dividends
   ($.26 per share)                                                                  (931)                                     (931)

  Effect of change in par
   value from $1.66 to $.10              (5,372)                      5,372

  Change in net unrealized
   gain/(loss), net of taxes
   of ($832)                                                                                     (1,148)                     (1,148)

  Common stock purchased
   for treasury                                        (627)                                                                   (627)

  Shares released for
   allocation                                                                                                       1             1
- - ------------------------------------------------------------------------------------------------------------------------------------

Balances at
March 31, 1996                          $   597     $  (627)       $38,952       $16,827       $  (239)       $  (925)      $54,585
- - ------------------------------------------------------------------------------------------------------------------------------------


- - ------------------------------------------------------------------------------------------------------------------------------------

Balances at
January 1, 1995                         $ 5,426                    $24,699       $19,788       $  (829)       $(1,267)      $47,817
- - ------------------------------------------------------------------------------------------------------------------------------------

  Net income                                                                       2,060                                      2,060
  Common stock
   issued                                                                6                                                        6
  Cash dividends
   ($.24 per share)                                                                 (845)                                      (845)

  Change in net unrealized
   gain/(loss), net of taxes
   of $595                                                                                         824                          824
  Shares released for
   allocation                                                                                                       1             1
- - ------------------------------------------------------------------------------------------------------------------------------------

Balances at
March 31, 1995                          $ 5,426                    $24,705       $21,003        $   (5)        (1,266)      $49,863
- - ------------------------------------------------------------------------------------------------------------------------------------



                         NOTES TO FINANCIAL STATEMENTS

Note 1.


Business: On April 26, 1995, the shareholders approved a proposal to revise the corporate structure by establishing a one bank holding company. On January 1, 1996, Tompkins County Trust Company (the Trust Company) became the wholly owned subsidiary of Tompkins County Trustco, Inc. (Trustco) and all of the issued and outstanding shares of common stock of the Trust Company were automatically converted into shares of common stock of Trustco. The Trust Company provides loan, deposit, and trust services to its customers primarily in Tompkins County, New York. Its only business segment is domestic commercial banking. The Trust Company traces its charter back to 1836.

     Basis of Presentation: The accompanying condensed financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes thereto included in Trustco's Form 10-K for the year ended December 31, 1995.

     The condensed consolidated financial statements included herein reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of Trustco's financial position at March 31, 1996 and 1995, and the results of operations for the three months ended March 31, 1996 and 1995.

     Certain reclassifications have been made to prior period amounts for consistency in reporting.

     Impaired Loans: Trustco's recorded investment in loans considered impaired in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), was $994,000 at March 31, 1996. Of that amount, $157,000 has been established as an allowance for loan loss under SFAS 114, and management has assigned a collateral value of $869,300 to the remaining balance of impaired loans. On December 31, 1995, impaired loans, with similar well collateralized characteristics, totalled $1,086,000 with an established allowance of $233,000.

     Other Accounting Issues: On January 1, 1996, Trustco adopted Statement of Financial Accounting Standards ("SFAS 122"), "Accounting for Mortgage Servicing Rights" on a prospective basis. SFAS 122 requires Trustco to recognize as separate assets rights to service mortgage loans for others, however, those servicing rights are acquired, and also requires Trustco to assess its capitalized mortage servicing rights for impairment based on the fair value of those rights. The adoption of SFAS 122 did not have a material impact on Trustco's financial condition or results of operations.

     On January 1, 1996, Trustco adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require, companies to use a fair value based method of determining compensation cost for grants of stock options under stock based employee compensation plans. As permitted by SFAS No. 123, Trustco elected to continue to account for stock based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"). Under APB 25, no compensation cost is recorded as options are granted by Trustco at a purchase price not less than the fair market value of the common stock on the date of the grant. Companies electing to continue accounting under the provisions of APB 25 are required to present pro forma disclosures of net income and net income per share for each period in which a complete set of financial statements is presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The purpose of this discussion is to provide the reader with information designed to understand the financial statements included herewith and to provide information as to material events or changes which effected the financial condition or results of operation since the last reporting period which was December 31, 1995. This discussion will not repeat numerical data contained in the financial statements nor will it recite the amount of change from period to period since these changes are readily computable from the financial statements. References below to "bank" or variations thereof are to Tompkins County Trustco, Inc. ("Trustco") and its wholly owned operating subsidiary Tompkins County Trust Company ("TCTC").

Liquidity.

     There are no known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result, in the bank's liquidity increasing or decreasing in any material way . The second quarter of the calendar year typically is the home mortgage season for the bank when mortgage loan activity increases. Further, this is the period in which municipal deposits, particularly local school district deposits, are drawn down. Neither of theses events are expected to result in any material demands on liquidity that can not be met through the normal course of business operations.


     For the three month period ending March 31, 1996 the bank's total assets grew modestly to $544.1 million. Loans and leases showed continued growth and on balance sheet loans totaled $323.3 million. The bank's overall liquidity was sufficient to meet the demands of borrowers and depositors. The period ended with average overnight federal funds sold of $11.9 million during the quarter.


Capital resources.


     The bank continues to add approximately 60% of its after tax net income to retained earnings to be employed in the normal course of its banking business. During the first quarter of 1996 the remaining approximately 40% of net income was paid out in the form of dividends to shareholders of Trustco. Additionally, TCTC has a substantial credit facility with the Federal Home Loan Bank which it can employ should the bank need to raise funds for legitimate banking purposes. Other than normal commitments for loans, there were no material or unusual commitments for bank funds on March 31, 1996.

     On March 31, 1996 the bank's leverage ratio was 10.1%, essentially the same ratio for the period ending December 31, 1995. This ratio increased from 9.5% on December 31, 1995 and 9.7% on March 31, 1995. The tier one risk based capital ratio of 16.6% on March 31, 1996 improved over the 16.2% ratio on December 31, 1995. Other than the increase in the bank's leverage ratio, there are no material trends, favorable or unfavorable, in the bank's capital resources.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. continued.

Results of Operations:


     There were no unusual or infrequent events nor transactions nor any significant economic changes that materially effected the amount of reported income from continuing operations during the quarter ended March 31, 1996. However, as a result of the nationwide decrease in the cost of the Federal Deposit Insurance Corporation ("FDIC") insurance premiums for commercial banks, TCTC's cost for FDIC insurance for the twelve month period ending December 31, 1996 is expected to be lower than the previous year by approximately $400,000. The bank is considered a well capitalized bank and pays the lowest premium available as a result.


     There are no known trends or uncertainties that have had or are reasonably expected to have a material effect on revenues or income from continuing operations. There are no known events that are likely to cause material changes in the relationship between costs and revenues in the upcoming period. However, as with all financial institutions, both the bank's interest income and interest expense are effected by changes in national and local interest rates and/or inflation.


     The bank maintains an Asset/Liability Management Committee ("the Committee") which periodically reviews asset and liability repricing issues, TCTC's liquidity position, and the impact of changes in interest rates on the bank's net interest income. From time to time, the Committee employs outside specialists to supplement its internal review and information systems.


     The attached Average Consolidated Balance Sheet and Net Interest Analysis is provided to show the components of the bank's net interest margin. The net interest margin improved from 4.97% to 4.98 % for the twelve month period ended March 31, 1996. Though the overall cost of interest bearing liabilities increased to 4.14% during the twelve month period ended March 31, 1996, the increased volume of non interest bearing deposits and capital offset the extra cost of funds which resulted in essentially the same net interest margin on an increased asset base and an increase in net interest income.


     To date, TCTC has not specifically employed financial futures, interest rate swaps, or off balance sheet derivative products. The Committee believes that managing its asset and liability sensitivity through loans, leases, investments, retail deposits and wholesale deposits has allowed it to maintain an acceptable liability sensitive position for the near future.


     It is not expected that changes in inflation will have a material effect on other goods or services or labor costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. continued.


     For the quarter ended March 31, 1996 the bank charged $203,566 to operations as a provision for loan and lease losses compared to $83,149 for the first quarter of 1995. Bank management reviews the adequacy of its allowance for loan and lease losses in a detailed and ongoing manner and believes its current reserve for loan and lease losses of $4.7 million is satisfactory. Though the change in the provision is material, bank management believes that the 1995 provision was unusually low and does not believe the 1996 provision is indicative of any adverse trends.

     TCTC continues to expand its Trust and Investment Services Department. At December 31, 1995, TCTC had assets under management or in custody with a market value $404.8 million, an increase of almost $62 million over the preceding twelve months. The market value of these assets again improved to $461.8 million on March 31, 1996. Currently, Trust and Investment Services customers live throughout the continental United States in over 40 states, with the largest concentration in Tompkins County. Trust and investment management services provide substantial fee income to the bank and are considered important to future revenue growth. Consequently, management plans to continue to market these services broadly.


     Continuing operations, effected by the aforementioned factors, resulted in net income after tax of $2.2 million, an increase of 6.8% over the same quarter one year ago.


                         TOMPKINS COUNTY TRUST COMPANY
         Average Consolidated Balance Sheet and Net Interest Analysis
                                (In thousands)

March 31                                     1996                      1995
                                 -------------------------------------------------------
                                   Average           Average Average             Average
                                   Balance           Yield/  Balance             Yield/
                                    (YTD)   Interest  Rate    (YTD)    Interest   Rate
- - --------------------------------------------------------------------------------------
ASSETS

Interest-earning assets
     Securities
          U.S. Treasury             41,621      719   6.95%   47,352       845   7.24%
          U.S. Government           96,159    1,499   6.27%   77,849     1,202   6.26%
agencies and corporations
          State and municipal *     38,671      768   7.99%   43,758       853   7.90%
          Other debt                 3,287       57   6.97%    4,919        82   6.76%
                                   -------   ------          -------     -----
          Total securities         179,738    3,043   6.81%  173,879     2,982   6.95%
     Federal Funds Sold             11,858      162   5.50%    6,998        98   5.69%
     Loans, net of unearned
     income
          Commercial and           121,671    2,833   9.36%  113,379     2,596   9.29%
          industrial *
          Residential real         101,586    1,986   7.86%   89,246     1,696   7.70%
          estate
          Home equity               21,115      526  10.03%   20,910       496   9.63%
          Consumer                  64,218    1,708  10.70%   67,925     1,725  10.30%
          Direct lease financing    12,072      242   8.06%   10,178       212   8.43%
          Other                      2,712       85  12.54%    2,115        74  14.16%
          Total loans, net of
          unearned income          323,375    7,380   9.18%  303,752     6,799   9.08%
                                   -------   ------          -------     -----
          Total
          interest-earning assets  514,971   10,585   8.27%  484,629     9,879   8.27%

Noninterest-earning assets
     Allowance for credit losses   (4,738)                   (4,678)
     Cash and due from banks        19,977                    19,934
     Other assets                   14,133                    13,161
                                  --------                  --------
          Total assets            $544,344                  $513,047
                                  ========                  ========
                                  -------------------------------------------------------
LIABILITIES AND SHAREHOLDERS'
EQUITY

Deposits
     Interest-bearing deposits
          Interest bearing
           checking                $55,893     $258   1.86%  $53,530      $241   1.83%
          Savings and money
           market                  133,586    1,066   3.21%  140,636     1,143   3.30%
          Time                     116,217    1,514   5.24%   92,734     1,112   4.86%
                                   -------    -----          -------     -----
          Total deposits           305,697    2,838   3.73%  286,900     2,496   3.53%

Federal funds purchased                242        3   5.63%      759        12   6.18%
Repurchase agreements               91,624    1,209   5.31%   94,070     1,272   5.48%
Other borrowings                    11,517      163   5.70%   11,998       157   5.32%
                                   -------    -----          -------     -----
     Total interest-bearing
       liabilities                 409,079    4,214   4.14%  393,728     3,937   4.05%

Non-interest bearing deposits       72,524                    66,443
Accrued expenses and other
 liabilities                         7,363                     4,497
                                   -------                   -------
     Total liabilities             488,966                   464,668

Shareholders' equity                55,410                    48,271
                                   -------                   -------
     Total liabilities and
      shareholders' equity        $544,376                  $512,939
                                  ========                  ========
Interest rate spread                                  4.13%                      4.22%
     Impact of
       noninterest-bearing liabilities                0.85%                      0.75%
                                                      ----                       ----
     Net interest income/margin
       on earning assets                     $6,371   4.98%             $5,943   4.97%
                                             ======   ====              ======   ====

- - --------------------------------------------------------------------------------------


*Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 34% to increase tax exempt interest income to a taxable-equivalent basis.

                          PART II - OTHER INFORMATION


ITEM 6.  Ehibits and Reports on Form 8-K

(a)   Exhibits - none.

(b) No Reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 1996

TOMPKINS COUNTY TRUSTCO, INC.


By: /s/ JAMES J. BYRNES
    -------------------------------------
    James J. Byrnes
    Chairman of the Board,
    President and Chief Executive Officer



By: /s/ RICHARD D. FARR
    ------------------------------------
    Richard D. Farr
    Senior Vice President and
    Chief Financial Officer