Form 10-Q/A
period 1996-03-31
TOMPKINS COUNTY TRUSTCO INC
filed 1996-06-28
CIK 1005817

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q/A

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

                         TOMPKINS COUNTY TRUSTCO, INC

                                   FORM 10Q

                                     INDEX


PART I - FINANCIAL INFORMATION

                                                                PAGE
                                                                ----
        Item 1- Financial Statements
                Condensed Consolidated Statements of
                Condition March 31, 1996 and
                December 31, 1996                                2-3

                Condensed Consolidated Statements of Income
                for the three months ended March 31,
                1996 and 1995                                    4

                Consolidated Statements of Cash Flows
                for the three months ended March 31,
                1996 and 1995                                    5

                Consolidated Statements of Changes in
                Shareholders' Equity for the three
                months ended March 31, 1996 and 1995             6

                Exhibit 27 - Article 9 of Regulation S-X
                for the three months ended March 31, 1996        6A-6B

                Notes to Financial Statements                    7-8

        Item 2- Management's Discussion and Analysis of
                Financial Condiditon and Results of Operations   9-11

                Average Consolidated Balance Sheet and Net
                Interest Analysis                                12

PART II - OTHER INFORMATION                                      13

SIGNATURES                                                       14


                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 26, 1996

TOMPKINS COUNTY TRUSTCO, INC.


By: /s/ JAMES J. BYRNES
    -------------------------------------
    James J. Byrnes
    Chairman of the Board,
    President and Chief Executive Officer



By: /s/ RICHARD D. FARR
    ------------------------------------
    Richard D. Farr
    Senior Vice President and
    Chief Financial Officer