Form 10-Q
period 1996-06-30
TOMPKINS COUNTY TRUSTCO INC
filed 1996-08-14
CIK 1005817

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-27514


                         TOMPKINS COUNTY TRUSTCO, INC.
            (Exact name of registrant as specified in its charter)

              NEW YORK                                            161482357-8
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

             Class                        Outstanding as of August 12, 1996
  ----------------------------            ---------------------------------
     Common Stock, $.10 par value                   3,559,185 shares

                         TOMPKINS COUNTY TRUSTCO, INC.

                                   FORM 10-Q

                                     INDEX



PART I -FINANCIAL INFORMATION
                                                                         PAGE
                                                                         ----
     ITEM 1 -FINANCIAL STATEMENTS
             CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
             JUNE 30, 1996 AND DECEMBER 31, 1995                          3-4

             CONDENSED CONSOLIDATED STATEMENTS OF  INCOME
             FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995              5

             CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30 1996 AND 1995               6

             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995              7

             NOTES TO FINANCIAL STATEMENTS                                8-9

     ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                    10-12

             AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS 13

PART II - OTHER INFORMATION

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS       14

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                            14

SIGNATURES                                                                15

EXHIBIT INDEX                                                             16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ----------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                       (In thousands, except share data)


                                                          AS OF      AS OF
                                                         6/30/96   12/31/95
                                                        --------  ---------
ASSETS

 Cash and due from banks                                $ 35,182  $  20,757
 Federal Funds sold                                        1,700        -0-
 Available-for-sale securities, at fair value            156,307    145,067
 Held-to-maturity securities, fair value of $37,819
  in 1996 and $40,219 in 1995                             36,958     38,908
 Federal Home Loan Bank stock, at cost                     2,014      1,560
 Loans, net of unearned income                           331,717    321,290
 Less reserve for loan/lease losses                        4,754      4,704
- -------------------------------------------------------------------------------
   NET LOANS                                             326,963    316,586

 Bank premises and equipment, net                          6,921      7,173
 Other assets                                              7,750      6,941
- -------------------------------------------------------------------------------

   TOTAL ASSETS                                         $573,795  $ 536,992

                CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                                   CONTINUED
                       (In thousands, except share data)


                                                          AS OF      AS OF
                                                         6/30/96   12/31/95
                                                         -------   --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
 Interest bearing:
  Checking                                               $ 52,881   $ 54,912
  Savings and money market                                135,314    135,957
  Time                                                    131,421    106,349
 Non-interest bearing                                      74,255     73,413
- -------------------------------------------------------------------------------
                                    TOTAL DEPOSITS        393,871    370,631

 Securities sold under agreements to repurchase            99,296     92,902
 Other borrowings                                          20,000     12,000
 Other liabilities                                          5,296      6,367
- -------------------------------------------------------------------------------

                                 TOTAL LIABILITIES        518,463    481,900

COMMITMENTS AND CONTINGENCIES

Shareholders' equity:
 Common stock - par value $.10  per share in 1996
   and $1.66 in 1995
 Authorized 7,500,000 shares; issued and outstanding          358      5,969
   3,580,765 shares in 1996 and 3,580,463 in 1995
 Surplus                                                   39,196     33,580
 Undivided profits                                         18,182     15,560
 Net unrealized (loss) gain on available-for-sale
  securities,
  net of taxes                                               (852)       909
 Treasury Stock - 22,000 shares in 1996                      (627)         0
 Deferred I.S.O.P. benefit expense                           (925)      (926)
- -------------------------------------------------------------------------------

                        TOTAL SHAREHOLDERS' EQUITY         55,332     55,092
- -------------------------------------------------------------------------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $573,795   $536,992
===============================================================================

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands, except share data)

                                        THREE MONTHS ENDED      YEAR TO DATE
                                         6/30/96   6/30/95   6/30/96   6/30/95
                                         -------   -------   -------   -------
INTEREST INCOME
 Loans                                   $  7,423  $  7 094  $ 14,782  $ 13,869
 Deposits with other banks                      0         0         0         0
 Federal Funds Sold                            99        86       261       184
 Available-for-sale securities                491       558       998     1,121
 Held-to-maturity securities                2,557     2,122     4,832     4,251
- -------------------------------------------------------------------------------
                   TOTAL INTEREST INCOME   10,570     9,860    20,873    19,425
- -------------------------------------------------------------------------------

INTEREST EXPENSE
  Time certificates of deposit of
    $100,000 or more                          448       159       737       297
  Other deposits                            2,385     2,457     4,934     4,814
  Securities sold under agreements to
    repurchase                              1,245     1,399     2,454     2,671
  Borrowed funds                              224       169       391       338
- -------------------------------------------------------------------------------

                  TOTAL INTEREST EXPENSE    4,302     4,184     8,516     8,120
- -------------------------------------------------------------------------------
                     NET INTEREST INCOME    6,268     5,676    12,357    11,305
   Less: Provision for loan/lease losses      251       134       455       218
- -------------------------------------------------------------------------------

     NET INTEREST INCOME AFTER PROVISION    6,017     5,542    11,902    11,087
- -------------------------------------------------------------------------------


OTHER INCOME
  Trust and investment services income        690       606     1,307     1,112
  Services charges deposit accounts           428       429       854       848
  Credit card merchant income                 404       345       867       760
  Other service charges                       281       283       575       533
  Other operating income                      159       142       310       276
  Net securities gains                          0         0         0         0
- -------------------------------------------------------------------------------

                      TOTAL OTHER INCOME    1,962     1,805     3,913     3,529
- -------------------------------------------------------------------------------

OTHER EXPENSES
  Salaries and wages                        1,867     1,763     3,729     3,475
  Pension and other employee benefits         473       426       983       908
  Net occupancy expense of bank premises      341       318       695       610
  Furniture and fixture expense               288       269       569       528
  F.D.I.C assessments                           0       195         1       390
  Credit card operating expense               396       323       795       667
  Other operating expenses                  1,067       936     2,112     1,847
- -------------------------------------------------------------------------------

                    TOTAL OTHER EXPENSES    4,432     4,230     8,884     8,425
- -------------------------------------------------------------------------------
              INCOME BEFORE INCOME TAXES    3,547     3,117     6,931     6,191
                            Income Taxes    1,233     1,040     2,417     2,054
- -------------------------------------------------------------------------------
                              NET INCOME $  2,314  $  2,077  $  4,514  $  4,137
===============================================================================
NET INCOME PER COMMON SHARE                 $0.65     $0.59     $1.27     $1.17
===============================================================================

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In thousands, except share data)

                                                                                    SIX MONTHS ENDED
                                                                        6/30/96                             6/30/95
                                                                        -------                             -------
OPERATING ACTIVITIES
Net Income                                                             $  4,514                            $   4,137
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for loan/lease losses                                           455                                  218
  Provision for depreciation and amortization                               517                                  472
  Net accretion on securities                                               (72)                                (194)
  Provision for deferred income taxes                                         3                                   36
  Gains on sales of bank premises and equipment                              (3)                                  (9)
  (Increase) decrease in other assets                                      (412)                                 173
  (Decrease) increase in other liabilities                                 (266)                                 578
- ----------------------------------------------------------------------------------------------------------------------------
                   NET CASH PROVIDED BY OPERATING ACTIVITIES              4,736                                5,411
- ----------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Proceeds from maturities of available-for-sale
   securities                                                            31,930                                8,162
  Proceeds from maturities of held-to-maturity
   securities                                                             5,021                               16,959
  Purchases of available-for-sale securities                            (45,869)                              (1,977)
  Purchases of held-to-maturity securities                               (3,338)                             (11,825)
  Purchases of FHLB stock                                                  (454)                                 (58)
  Proceeds from sales of loans                                              678                                1,300
  Net increase in loans                                                 (11,439)                             (18,885)
  Proceeds from sales of bank premises and
   equipment                                                                 13                                   13
  Purchases of bank premises and equipment                                 (275)                                (415)
- ----------------------------------------------------------------------------------------------------------------------------

                       NET CASH USED IN INVESTING ACTIVITIES            (23,733)                              (6,726)
- ----------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Net (decrease) increase in demand deposits,
   money market accounts and savings accounts                            (1,832)                               5,541
  Net  increase in time deposits                                         25,072                                9,944
  Net increase (decrease) in securities sold
   under
   repurchase agreements                                                  6,394                              (12,951)
  Net increase in other borrowings                                        8,000                                    0
  Cash dividends                                                         (1,892)                              (1,692)
  Decrease in deferred I.S.O.P benefit expense                                1                                    1
  Issuance of common stock                                                    0                                    9
  Purchase of common stock for treasury                                    (621)                                   0
- ----------------------------------------------------------------------------------------------------------------------------

                   NET CASH PROVIDED BY FINANCING ACTIVITIES             35,122                                  852
- ----------------------------------------------------------------------------------------------------------------------------
            INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             16,125                                 (463)
             Cash and cash equivalents at beginning of period            20,757                               28,105
- ----------------------------------------------------------------------------------------------------------------------------
                  CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 36,882                            $  27,642
============================================================================================================================

                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       (In thousands, except share data)

                                                                                 NET
                                                                              UNREALIZED
                                                                              GAIN/(LOSS)  DEFERRED
                                                                                  ON
                                                                               AVAILABLE- I.S.O.P
                                COMMON     TREASURY                UNDIVIDED    FOR-SALE  BENEFIT
                                 STOCK        STOCK       SURPLUS    PROFITS  SECURITIES  EXPENSE  TOTAL
- -------------------------------------------------------------------------------------------------------------
BALANCES AT
JANUARY 1, 1996                 $ 5,969      $     0      $33,580    $15,560   $   909   $  (926)  $55,092
- -------------------------------------------------------------------------------------------------------------
 Net income                                                            4,514                         4,514
 Common stock
  issued
 Cash dividends
  ($.53 per share)                                                    (1,892)                       (1,892)
 Effect of change in par
  value
  from $1.66 to $.10             (5,611)                    5,616                                        5
 Change in net unrealized
  gain/(loss), net of taxes
  of ($1,275)                                                                   (1,761)             (1,761)
 Common stock purchased
  for treasury                                  (627)                                                 (627)
 Shares released for
  allocation                                                                                   1         1
- -------------------------------------------------------------------------------------------------------------
BALANCES AT
JUNE 30, 1996                   $   358      $  (627)     $39,196    $18,182   $  (852)  $  (925)  $55,332
- -------------------------------------------------------------------------------------------------------------

- -------------------------------------------------------------------------------------------------------------
BALANCES AT
JANUARY 1, 1995                 $ 5,426                   $24,699    $19,788   $  (829)  $(1,267)  $47,817
- -------------------------------------------------------------------------------------------------------------
 Net income                                                            4,137                         4,137
 Common stock
  issued                                                        8                                        8
 Cash dividends
  ($.47 per share)                                                    (1,692)                       (1,692)
 Change in net unrealized
  gain/(loss), net of taxes
  of $1,094                                                                      1,511               1,511
 Shares released for
  allocation                                                                                   1         1
- -------------------------------------------------------------------------------------------------------------
BALANCES AT
JUNE 30, 1995                   $ 5,426                   $24,707    $22,233   $   682   $(1,266)  $51,782
- -------------------------------------------------------------------------------------------------------------


                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.

BUSINESS: On April 26, 1995, the shareholders approved a proposal to revise the corporate structure by establishing a one bank holding company. On January 1, 1996, Tompkins County Trust Company ("the Trust Company") became the wholly owned subsidiary of Tompkins County Trustco, Inc. ("Trustco") and all of the issued and outstanding shares of common stock of the Trust Company were automatically converted into shares of common stock of Trustco. The Trust Company entered into an agreement to purchase the Odessa Community Banking Office from the First National Bank of Rochester on July 10, 1996, subject to pending regulatory approval. Trustco expects the acquisition to be consummated during the fourth quarter of 1996. The Trust Company provides loan, deposit, and trust services to it's customers primarily in Tompkins County, New York. It's only business segment is domestic commercial banking. The Trust Company traces its charter back to 1836.


BASIS OF PRESENTATION: The financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities as of the date of the statements of condition and statements of income and expenses for the period. Actual amounts could differ from estimates.

The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes thereto included in Trustco's Form 10-K for the year ended December 31, 1995.

The condensed consolidated financial statements included herein reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of Trustco's financial position at June 30, 1996 and December 31, 1995, and the results of operations for the three months ended June 30, 1996 and 1995.

Certain reclassifications have been made to prior period amounts for consistency in reporting.


IMPAIRED LOANS: Trustco's recorded investment in loans considered impaired in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), was $1,277,000 at June 30, 1996. Of that amount, $242,000 has been established as an allowance for loan loss under SFAS 114, and management has assigned a collateral value of $1,421,400 to the remaining balance of impaired loans. On March 31, 1996, impaired loans, with similar well collateralized characteristics, totaled $994,000 with an established allowance of $157,000.

OTHER ACCOUNTING ISSUES: On January 1, 1996, Trustco adopted Statement of Financial Accounting Standards ("SFAS 122"), "Accounting for Mortgage Servicing Rights" on a prospective basis. SFAS 122 requires Trustco to recognize as separate assets rights to service mortgage loans for others, however, those servicing rights are acquired. It also requires Trustco to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The adoption of SFAS 122 did not have a material impact on Trustco's financial condition or results of operations.

On January 1, 1996, Trustco adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" which encourages, but does not require, companies to use a fair value based method of determining compensation cost for grants of stock options under stock based employee compensation plans. As permitted by SFAS No. 123, Trustco elected to continue to account for stock based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"). Under APB 25, no compensation cost is recorded as options are granted by Trustco at a purchase price not less than the fair market value of the common stock on the date of the grant. Companies electing to continue accounting under the provisions of APB 25 are required to present pro forma disclosures of net income and net income per share for each period in which a complete set of financial statements are presented.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     The purpose of this discussion is to provide the reader with information designed to understand the financial statements included herewith and to provide information as to material events or changes which effected the financial condition or results of operation since the last reporting period which was March 31, 1996. This discussion will not repeat numerical data contained in the financial statements nor will it recite the amounts of change from period to period since these changes are readily computable from the financial statements. References below to "bank" or variations thereof are to Tompkins County Trustco, Inc. ("Trustco") and it's wholly owned operating subsidiary Tompkins County Trust Company ("TCTC").

Liquidity.

     There are no known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, the bank's liquidity increasing or decreasing in any material way. As planned, mortgage loan activity increased in the second quarter of the calendar year as the home mortgage season for the bank began. This was the period in which municipal deposits, particularly local school district deposits, were drawn down. Neither of these events resulted in any material demands on liquidity that could not be met through the normal course of business operations. During the fourth quarter it is expected that the bank will close on the purchase of the Odessa Community Banking Office of the First National Bank of Rochester and will receive approximately $8.5 million of new core deposits.

     For the six month period ended June 30, 1996 the bank's total assets grew to $573.8 million. Loans and leases showed continued growth and on the balance sheet loans totaled $331.7 million. The bank's overall liquidity was sufficient to meet the demands of borrowers and depositors. The bank increased total Federal Home Loan Bank long term borrowings from $11 million on March 31, 1996 to $16 million on June 30, 1996 for purposes of utilizing capital to leverage the balance sheet and purchase securities for the investment portfolio. The three month period ended with average overnight federal funds sold of $9.7 million.

Capital Resources.

     The bank continues to add approximately 60% of it's after tax net income to retained earnings to be employed in the normal course of it's banking business. During the second quarter of 1996 the remaining approximately 40% of net income was paid out in the form of dividends to shareholders of Trustco. Additionally, TCTC has a substantial credit facility with the Federal Home Loan Bank that it can employ should the bank need to raise funds for legitimate banking purposes. Other than normal commitments for loans, there were no material or unusual commitments for bank funds on June 30, 1996.

     On June 30, 1996 the bank's leverage ratio was 10.05%, down slightly from 10.10% on March 31, 1996. The tier one risk based capital ratio of 16.67% on June 30, 1996 improved over the 16.63% ratio on March 31, 1996. There are no material trends, favorable or unfavorable, in the bank's capital resources.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS (CONTINUED)
          ---------------------------------

Results of Operations:

     There were no unusual or infrequent events or transactions, nor any significant economic changes that materially effected the amount of reported income from continuing operations during the quarter ended June 30, 1996. However, as a result of the nationwide decrease in the cost of the Federal Deposit Insurance Corporation ("FDIC") insurance premiums for commercial banks, TCTC's cost for FDIC insurance for the twelve month period ended December 31, 1996 is expected to be lower than the previous year by approximately $400,000. The bank is considered a well capitalized bank and pays the lowest premium available as a result.

     There are no known trends or uncertainties that have had or are reasonably expected to have a material effect on revenues or income from continuing operations. There are no known events that are likely to cause material changes in the relationship between costs and revenues in the upcoming period. However, as with all financial institutions, both the bank's interest income and interest expense are effected by changes in national and local interest rate and/or inflation.

     The bank maintains an Asset/Liability Management Committee ("the Committee") which periodically reviews asset and liability repricing issues, TCTC's liquidity position, and the impact of changes in interest rates on the bank's net interest income. From time to time, the Committee employs outside specialists to supplement it's internal review and information systems.

     The attached Average Consolidated Balance Sheet and Net Interest Analysis is provided to show the components of the bank's net interest margin. The net interest margin improved from 4.94% to 4.98% for the twelve month period ended June 30, 1996. The increased volume of interest bearing assets and non-interest bearing deposits offsets the decrease in the yield on interest earning assets and resulted in increased net interest income.

     To date, TCTC has not specifically employed financial futures, interest rate swaps, or off balance sheet derivative products. The Committee believes that managing it's asset and liability sensitivity through loans, leases, investments, retail deposits and wholesale deposits has allowed it to maintain an acceptable liability sensitive position for the near future.

     It is not expected that changes in inflation will have a material effect on other goods or services or labor costs.

     For the six months ended June 30, 1996 the bank charged $454,817 to operations as a provision for loan and lease losses compared to $217,508 for the same six month period of 1995. Bank management reviews the adequacy of its allowance for loan and lease losses in a detailed

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL   CONDITION AND
- -------  --------------------------------------------------  -------------
         RESULTS OF OPERATIONS (CONTINUED)
         ---------------------------------


and ongoing manner and believes it's current reserve for loan and lease losses of $4.8 million is satisfactory. Although the change in the provision is material, bank management believes that the

1995 provision was unusually low and does not believe the 1996 provision is indicative of any adverse trends.

     TCTC continues to expand it's Trust and Investment Services Department. At December 31, 1995, TCTC had assets under management or in custody with a market value of $404.8 million, an increase of almost $62 million over the preceding twelve months. The market value of these assets again improved to $464.1 million on June 30, 1996. Currently, Trust and Investment Service's customers live throughout the continental United States in over forty states, with the largest concentration in Tompkins County. Trust and Investment management services provide substantial fee income to the bank and are considered important to future revenue growth. Management plans to continue to market these services broadly.

     Continuing operations, effected by the aforementioned factors, resulted in net income after tax of $4.5 million, an increase of 9.1% over the same quarter one year ago.

                         TOMPKINS COUNTY TRUST COMPANY
         AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS
                                (IN THOUSANDS)

June 30                                                    1996                                  1995
                                        ---------------------------------------------------------------------------
                                             Average                 Average       Average                 Average
                                          Balance (YTD)  Interest  Yield/Rate   Balance (YTD)  Interest  Yield/Rate
- -------------------------------------------------------------------------------------------------------------------
ASSETS

Interest-earning assets
     Securities
          U.S. Treasury                       $ 40,818    $ 1,417        6.94%      $ 46,998    $ 1,665        7.09%
          U.S. Government agencies and         104,229      3,309        6.35%        78,181      2,420        6.19%
           corporations
          State and municipal *                 38,001      1,512        7.96%        43,401      1,699        7.83%
          Other debt                             3,076        107        6.95%         4,754        165        6.95%
                                             -------------------                    -------------------
          Total securities                     186,124      6,344        6.82%       173,334      5,949        6.86%
     Federal Funds Sold                          9,712        261        5.37%         6,586        184        5.59%
     Loans, net of unearned income
          Commercial and industrial *          121,647      5,656        9.35%       114,440      5,339        9.41%
          Residential real estate              104,111      4,066        7.85%        90,605      3,463        7.71%
          Home equity                           20,197      1,033        9.93%        21,073      1,036        9.91%
          Consumer                              64,020      3,418       10.74%        68,511      3,491       10.27%
          Direct lease financing                12,053        483        8.05%        10,659        439        8.30%
          Other                                  2,670        168       12.66%         2,144        148       13.91%
                                              -------------------                   -------------------
          Total loans, net of unearned         325,417     14,823        9.16%       307,431     13,914        9.13%
           income
                                              -------------------                   -------------------
          Total interest-earning assets        521,253     21,428        8.27%       487,351     20,047        8.30%

Noninterest-earning assets
     Allowance for credit losses                (4,747)                               (4,680)
     Cash and due from banks                    20,392                                19,448
     Other assets                               14,548                                13,307
                                        --------------                       ---------------
          TOTAL ASSETS                        $551,446                              $515,425
                                        ==============                       ===============
                                        ------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
     Interest-bearing deposits
          Interest bearing checking           $ 55,608    $   516        1.87%      $ 52,744    $   478        1.83%
          Savings and money market             129,272      1,999        3.11%       138,563      2,263        3.29%
          Time                                 122,596      3,157        5.18%        94,982      2,370        5.03%
                                        -------------------------             -------------------------
          Total deposits                       307,476      5,671        3.71%       286,289      5,111        3.60%

Federal funds purchased                            173          5        5.59%           683         21        6.28%
Repurchase agreements                           95,222      2,454        5.18%        96,006      2,671        5.61%
Other borrowings                                13,640        386        5.69%        12,002        317        5.32%
                                        -------------------------             -------------------------
     Total interest-bearing liabilities        416,510      8,516        4.11%       394,981      8,120        4.15%

Non-interest bearing deposits                   72,619                                65,984
Accrued expenses and other liabilities           7,099                                 5,202
                                        --------------                        --------------
     TOTAL LIABILITIES                         496,228                               466,167

SHAREHOLDERS' EQUITY                            55,218                                49,258
                                        --------------                        --------------
     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                    $551,446                              $515,425
                                        ==============                       ===============

Interest rate spread                                                     4.16%                                 4.15%
     Impact of noninterest-bearing
      liabilities                                                        0.82%                                 0.79%
     Net interest income/margin on                    -----------------------               -----------------------
      earning assets                                      $12,913        4.98%                  $11,928        4.94%
                                                      =======================               =======================
- -------------------------------------------------------------------------------------------------------------------


*Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 34% to increase tax exempt interest income to a taxable-equivalent basis.

                                 PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
- -------  -----------------------------------------------------

          The Annual Meeting of Stockholders of Trustco was held on April 24,
1996 (the   "Annual Meeting").  Proxies for the Annual Meeting were solicited
pursuant to   Regulation 14 under the Securities Exchange Act of 1934, as amended.

          At the Annual Meeting, in addition to the election of directors,
Trustco's 1996     Stock Retainer Plan for Non-Employee Directors (the "Plan")
was approved and 15,000   shares of Common Stock were reserved for issuance
thereunder.  The voting with respect   to the Plan was as follows: 2,586,200 in
favor, 92,955 opposed, 96,764 abstained and   804,544 did not vote.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
- -------   --------------------------------

(a)  Exhibits

          Exhibit 27 - Financial Data Schedule.

(b)  No Reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                 SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 13, 1996

TOMPKINS COUNTY TRUSTCO, INC.


By: /s/ James J. Byrnes
    -------------------------------
    JAMES J. BYRNES
    Chairman of the Board,
    President and Chief Executive Officer



By: /s/ Richard D. Farr
    -------------------------------
    RICHARD D. FARR
    Senior Vice President and
    Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------



EXHIBIT NUMBER                     DESCRIPTION                          PAGE
- --------------                     -----------                          ----

EXHIBIT 27
     FINANCIAL DATA SCHEDULE                                              17