Form 10-K
period 1995-12-31
TOMPKINS COUNTY TRUSTCO INC
filed 1996-09-20
CIK 1005817

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-K\A

             FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995
                                            -----------------

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____

                         Commission File Number 0-27514
                                                -------

                         TOMPKINS COUNTY TRUSTCO, INC.

             (Exact name of registrant as specified in its charter)

       NEW YORK                                       161482357-8
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

THE COMMONS, P.O. BOX 460, ITHACA, NEW YORK        14851
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (607) 273-3210

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                 Title of Class:  COMMON STOCK ($.10 PAR VALUE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $96,600,000 on March 20, 1996, based on the closing sales price of the registrant's common stock, $.10 par value (the "Common Stock"), as reported on the Nasdaq National Market as of such date.

The number of shares of the registrant's Common Stock outstanding as of March 20, 1996 was 3,558,463 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders for the fiscal year ended December 31, 1995 (the "Annual Report") filed with the Securities and Exchange Commission on March 22, 1996 is incorporated herein by reference (Parts I and II).

     Proxy Statement (the "Proxy Statement") filed with the Securities and Exchange Commission on March 22, 1996 in connection with the 1996 Annual Meeting of Stockholders is incorporated herein by reference (in Part III).

                         TOMPKINS COUNTY TRUSTCO., INC.

                                EXPLANATORY NOTE
                                ----------------

          This Form 10-K/A (the "Form") is being filed with the Securities and Exchange Commission (the "Commission") pursuant to General Instruction G.(3) of Form 10-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, item 9 of the Form has been restated in its entirety.

     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

          On recommendation of its Audit/Examining Committee, at its board meeting held on March 14, 1995, the Board of Directors of TCTC engaged the firm of KPMG Peat Marwick LLP ("KPMG") as its independent auditors for the year ending December 31, 1995 to replace the firm of Ernst & Young LLP ("E&Y"), who were dismissed as auditors of TCTC effective upon the filing by TCTC of its Annual Report on Form F-2 with the FDIC on March 30, 1995.

          The reports of E&Y on TCTC's financial statements for the years ended December 31, 1994 and 1993 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

          During each of the two years ended December 31, 1994 and 1993 and the subsequent interim period ending at the date of dismissal of E&Y, there were no disagreements with E&Y on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the matter in their reports.

          During each of the two years ended December 31, 1994 and 1993 and the subsequent interim period ending at the date of dismissal of E&Y, there were no "reportable events" as defined under Item 304(a)(1)(v) of Regulation S-K.

               The Company has requested that E&Y furnish it with a letter addressed to the Securities and Exchange Commission (the "Commission") stating whether it agrees with the above statements. A copy of E&Y's letter to the Commission is filed as Exhibit 16 to this report.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          TOMPKINS COUNTY TRUSTCO, INC.

          By:/S/ JAMES J. BYRNES
             -------------------
             James J. Byrnes
             Chairman of the Board, President and
             Chief Executive Officer

     Date:  September 20, 1996

                                 EXHIBIT INDEX

          The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Commission under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and are incorporated herein by reference to such filings. As indicated, various exhibits are incorporated herein by reference to the identically numbered exhibit contained in the Registrant's Registration Statement on Form 8-A (No. 0-27514), as filed with the Commission on December 29, 1995 and amended by the Company's Form 8-A/A filed with the Commission on January 22, 1996 (the "Form 8-A").


     Exhibit
     Number     Title of Exhibit                                                         Page
     ------     ----------------                                                         ----
     2.         Agreement and Plan of Reorganization, dated
                as of March 14, 1995, among TCTC, the Company
                and TCTC Interim Bank (1)
     3.1        Certificate of Incorporation of the Company (1)
     3.2        Bylaws of the Company (1)
     4.         Form of Specimen Common Stock Certificate of the
                Company (1)
     10.2       1992 Stock Option Plan (1)
     10.3       1996 Stock Retainer Plan for Non-Employee
                Directors (1)
     10.4       Form of Director Deferred Compensation Agreement (1)
     10.5       Deferred Compensation Plan for Senior Officers (1)
     10.6       Supplemental Executive Retirement Agreement with
                James J. Byrnes (1)
     10.7       Severance Agreement with James J. Byrnes (1)

                10.8Lease Agreement dated August 20, 1993 between Tompkins
                County Trust Company and Comex Plaza Associates, relating to leased property at the Rothschilds Building, Ithaca, NY (2)

     11         Statement of Computation of Earnings (2)
     13         Annual Report to Stockholders for the fiscal year ended
                December 31, 1995 (2)
     16         Letter regarding change in certifying accountant                           6
     21         Subsidiaries of Registrant (2)
     23.1       Consent of Ernst & Young LLP (2)
     23.2       Consent of KPMG Peat Marwick LLP (2)
     99         Report of Ernst & Young LLP for the fiscal years ended
                December 31, 1994 and 1993 (2)

- -------------------------

     (1) Incorporated by reference herein to the identically numbered exhibit of the Form 8-A.
     (2) Previously filed with the Form 10-K which this Form 10-K/A amends.



     WPFILES\TCTC\SEC&FDIC\FORM10KA.02