Form 10-Q
period 1996-09-30
TOMPKINS COUNTY TRUSTCO INC
filed 1996-11-14
CIK 1005817

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1996


                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-27514


                         TOMPKINS COUNTY TRUSTCO, INC.
            (Exact name of registrant as specified in its charter)

              NEW YORK                                                161482357-8
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

THE COMMONS, P.O. BOX 460, ITHACA, NY                                               14851
(Address of principal executive offices)                                          (Zip Code)

Registrant's telephone number, including area code: (607) 273-3210


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_].

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

        Class                               Outstanding as of November 8, 1996
     -----------------                       ----------------------------------
     Common Stock, $.10 par value                 3,315,191 shares

                         TOMPKINS COUNTY TRUSTCO, INC.

                                   FORM 10-Q

                                     INDEX



PART I -FINANCIAL INFORMATION
                                                                             PAGE
                                                                             -----
     ITEM 1 -FINANCIAL STATEMENTS
          CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
          SEPTEMBER 30, 1996 AND DECEMBER 31, 1995                              3-4

          CONDENSED CONSOLIDATED STATEMENTS OF  INCOME
          FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996                5
          AND 1995

          CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE MONTHS ENDED SEPTEMBER 30 1996 AND 1995                       6

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995                 7

          NOTES TO FINANCIAL STATEMENTS                                         8-10

     ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                             11-14

          AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS          15

PART II - OTHER INFORMATION


     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                  16

SIGNATURES                                                                      17

EXHIBIT INDEX                                                                   18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                       (In thousands, except share data)



                                                         AS OF      AS OF
                                                         9/30/96   12/31/95
                                                        --------  ---------
ASSETS

 Cash and due from banks                                $ 25,290  $  20,757
 Available-for-sale securities, at fair value            156,599    145,067
 Held-to-maturity securities, fair value of $38,701
  in 1996 and $40,219 in 1995                             37,826     38,908
 Federal Home Loan Bank stock, at cost                     2,014      1,560
 Loans, net of unearned income                           344,184    321,290
 Less reserve for loan/lease losses                        4,754      4,704
-------------------------------------------------------------------------------
                                      NET LOANS          339,430    316,586

 Bank premises and equipment, net                          6,783      7,173
 Other assets                                              8,186      6,941
--------------------------------------------------------------------------------
                                   TOTAL ASSETS         $576,129  $ 536,992
================================================================================

                CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                                   CONTINUED
                       (In thousands, except share data)


                                                              AS OF        AS OF
                                                              9/30/96      12/31/95
                                                              -------      --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
 Interest bearing:
  Checking                                                    $ 56,775     $ 54,912
  Savings and money market                                     120,865      135,957
  Time                                                         161,945      106,349
 Non-interest bearing                                           78,211       73,413
-----------------------------------------------------------------------------------------
                                      TOTAL DEPOSITS           417,796      370,631

 Securities sold under agreements to repurchase                 76,015       92,903
 Other borrowings                                               19,000       12,000
 Other liabilities                                               6,176        6,367
-----------------------------------------------------------------------------------------
                                   TOTAL LIABILITIES           518,987      481,901
-----------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
Shareholders' equity:
 Common stock - par value $.10 per share
 Authorized 7,500,000 shares; issued and outstanding               358          358
  3,580,765 shares in 1996 and 3,580,463 in 1995
 Surplus                                                        39,195       39,191
 Undivided profits                                              19,751       15,559
 Net unrealized (loss) gain on available-for-sale
  securities, net of taxes                                        (622)         909
 Treasury Stock - 22,000 shares in 1996                           (615)           0
 Deferred I.S.O.P. benefit expense                                (925)        (926)
-----------------------------------------------------------------------------------------
                          TOTAL SHAREHOLDERS' EQUITY            57,142       55,091
-----------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $576,129     $536,992
=========================================================================================

* See accompanying notes to condensed consolidated financial statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands, except share data)

                                                                                        THREE MONTHS ENDED  NINE MONTHS ENDED

                                                                                      9/30/96   9/30/95    9/30/96   9/30/95
                                                                                      --------  --------   --------  -------
INTEREST INCOME
 Loans                                                                               $  7,728  $  7 523   $ 22,510  $ 21,392
 Deposits with other banks                                                                 37         0         37         0
 Federal Funds Sold                                                                       125        32        386       216
 Available-for-sale securities                                                            487       500      1,485     1,621
 Held-to-maturity securities                                                            2,624     2,225      7,456     6,476
 ---------------------------------------------------------------------------------------------------------------------------

                                                 TOTAL INTEREST INCOME                 11,001    10,280     31,874    29,705
----------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Time certificates of deposit of $100,000 or more                                        647       169      1,384       466
  Other deposits                                                                        2,384     2,584      7,318     7,398
  Securities sold under agreements to repurchase                                        1,258     1,184      3,712     3,855
  Borrowed funds                                                                          289       200        680       538
----------------------------------------------------------------------------------------------------------------------------
                                                TOTAL INTEREST EXPENSE                  4,577     4,137     13,093   12,257
----------------------------------------------------------------------------------------------------------------------------
                                                   NET INTEREST INCOME                  6,424     6,143     18,781    17,448
                                 Less: Provision for loan/lease losses                    258       178        713       396
----------------------------------------------------------------------------------------------------------------------------
                                   NET INTEREST INCOME AFTER PROVISION
                                                 FOR LOAN/LEASE LOSSES                  6,166     5,965     18,068    17,052
----------------------------------------------------------------------------------------------------------------------------
OTHER INCOME
  Trust and investment services income                                                    690       565      1,997     1,677
  Services charges on deposit accounts                                                    418       411      1,272     1,259
  Credit card merchant income                                                             584       515      1,451     1,275
  Other service charges                                                                   293       243        868       776
  Other operating income                                                                  167       364        477       640
----------------------------------------------------------------------------------------------------------------------------
                                                    TOTAL OTHER INCOME                  2,152     2,098      6,065     5,627
----------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES
  Salaries and wages                                                                    1,903     1,779      5,632     5,254
  Pension and other employee benefits                                                     440       437      1,423     1,345
  Net occupancy expense of bank premises                                                  326       315      1,021       925
  Furniture and fixture expense                                                           269       245        838       773
  F.D.I.C assessments                                                                       1       (23)         2       367
  Credit card operating expense                                                           526       454      1,321     1,121
  Other operating expenses                                                                928       899      3,040     2,746
----------------------------------------------------------------------------------------------------------------------------
                                                  TOTAL OTHER EXPENSES                  4,393     4,106     13,277    12,531
----------------------------------------------------------------------------------------------------------------------------
                                            INCOME BEFORE INCOME TAXES                  3,925     3,957     10,856    10,148
----------------------------------------------------------------------------------------------------------------------------
                                                          Income Taxes                  1,393     1,384      3,810     3,438
----------------------------------------------------------------------------------------------------------------------------
                                                            NET INCOME               $  2,532  $  2,573   $  7,045  $  6,710
============================================================================================================================
NET INCOME PER COMMON SHARE                                                             $0.72     $0.73      $1.99     $1.90
============================================================================================================================
* See accompanying notes to condensed consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In thousands, except share data)



                                                                             NINE MONTHS ENDED
                                                                             9/30/96   9/30/95 OPERATING
                                                                            --------   --------
ACTIVITIES
Net Income                                                                  $  7,045   $  6,710
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for loan/lease losses                                                713        396
  Provision for depreciation and amortization                                    755        702
  Net accretion on securities                                                   (102)      (233)
  Provision for deferred income taxes                                            (75)        36
  Gains on sales of bank premises and equipment                                   (8)        (9)
  Increase in other assets                                                      (968)      (610)
  Increase in other liabilities                                                  548      2,776
---------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                  7,908      9,768
---------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Proceeds from maturities of available-for-sale securities                   43,074      9,035
  Proceeds from maturities of held-to-maturity securities                      6,883     23,206
  Purchases of available-for-sale securities                                 (56,824)    (1,977)
  Purchases of held-to-maturity securities                                    (6,124)   (31,734)
  Purchases of FHLB stock                                                       (454)       (58)
  Proceeds from sales of loans                                                   678     10,809
  Net increase in loans                                                      (24,067)   (24,229)
  Proceeds from sales of bank premises and equipment                              18         23
  Purchases of bank premises and equipment                                      (375)      (854)
---------------------------------------------------------------------------------------------------
    NET CASH USED IN INVESTING ACTIVITIES                                    (37,191)   (15,779)
---------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net (decrease) increase in demand deposits,
   money market accounts and savings accounts                                 (8,432)    12,038
  Net  increase in time deposits                                              55,597     10,892
  Net decrease in securities sold under
   repurchase agreements                                                     (16,887)   (20,242)
  Net increase in other borrowings                                             7,000      1,000
  Cash dividends                                                              (2,853)    (2,539)
  Decrease in deferred I.S.O.P benefit expense                                     1          2
  Issuance of common stock                                                        17          9
  Purchase of common stock for treasury                                         (627)         0
---------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                 33,816      1,160
---------------------------------------------------------------------------------------------------
    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           4,533     (4,851)
     Cash and cash equivalents at beginning of period                         20,757     28,105
---------------------------------------------------------------------------------------------------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 25,290   $ 23,254
===================================================================================================
* See accompanying notes to condensed consolidated financial statements.

          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       (In thousands, except share data)

                                                                                             NET
                                                                                      UNREALIZED
                                                                                     GAIN/(LOSS)      DEFERRED
                                                                                   ON AVAILABLE-       I.S.O.P
                              COMMON    TREASURY                      UNDIVIDED         FOR-SALE       BENEFIT
                               STOCK       STOCK       SURPLUS          PROFITS       SECURITIES       EXPENSE      TOTAL
--------------------------------------------------------------------------------------------------------------------------
BALANCES AT
DECEMBER 31, 1994              $ 325                   $29,800          $19,788         $  (829)      $(1,267)    $47,817
--------------------------------------------------------------------------------------------------------------------------
 Net income                                                               6,710                                     6,710
 Common stock
  issued                                                     8                                                          8
 Cash dividends
  ($.70 per share)                                                       (2,539)                                   (2,539)
 Change in net unrealized
  gain/(loss), net of taxes
  of $1,094                                                                               1,451                     1,451
 Shares released for
  allocation                                                                                                1           1
--------------------------------------------------------------------------------------------------------------------------
BALANCES AT
SEPTEMBER  30, 1995            $ 325                   $29,808          $23,959         $   622       $(1,266)    $53,448
--------------------------------------------------------------------------------------------------------------------------
BALANCES AT
DECEMBER 31, 1995              $ 358     $     0       $39,191          $15,559         $   909       $  (926)    $55,091
--------------------------------------------------------------------------------------------------------------------------
 Net income                                                               7,045                                     7,045
 Common stock
  issued                                                     6                                                          6
 Cash dividends
  ($.80 per share)                                                       (2,853)                                   (2,853)
 Change in net unrealized
  gain/(loss), net of taxes
  of ($1,109)                                                                            (1,531)                   (1,531)
 Common stock purchased
  for treasury                              (627)                                                                    (627)
 Shares released for
  allocation                                  12            (2)                                             1          11
--------------------------------------------------------------------------------------------------------------------------
BALANCES AT
SEPTEMBER  30, 1996            $ 358      $ (615)      $39,195          $19,751         $  (622)      $  (925)    $57,142
--------------------------------------------------------------------------------------------------------------------------

* See accompanying notes to condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

Tompkins County Trustco, Inc. ("Trustco") is a registered bank holding company, organized under the laws of New York State. On April 26, 1995, the shareholders of Tompkins County Trust Company (the "Trust Company") approved a proposal to revise its corporate structure by establishing Trustco as a one bank holding company. On January 1, 1996, the Trust Company became a wholly owned subsidiary of Trustco and all issued and outstanding shares of Trust Company common stock were converted to shares of Trustco common stock. the accompanying financial statements for 1995 consolidate the financial statements of Trustco and the Trust Company on a pooling of interest basis.

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

The accompanying interim condensed consolidated financial statements and related notes should be read in conjunction with Trustco's Form 10-K and related notes for the year ended December 31, 1995.

The condensed consolidated financial statements included herein reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of Trustco's financial position at September 30, 1996 and December 31, 1995, and the results of operations for the three and nine months ended September 30, 1996 and September 30, 1995. Certain reclassifications have been made to prior period amounts for consistency in reporting.

2.  SECURITIES

Securities are accounted for under Statement of Financial Accounting Standard
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Trustco management determines the appropriate classification of debt securities at the time of purchase. Debt Securities are classified as held-to-maturity when management has the positive intent and ability to hold the
securities to maturity.   Held-to-maturity securities are stated at cost.  Debt
securities not classified as held-to-maturity, and marketable equity securities, are classified as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of equity capital.

As of September 30, 1996, net unrealized losses on securities classified as available-for-sale totaled $1.1 million, resulting in an after tax equity capital reduction of $622,000. As of December 31, 1995, available-for-sale securities had net unrealized gains of $1.6 million, resulting in an after tax equity capital increase of $909,000.

3.  LOANS

The Financial Accounting Standards Board issued Statement 114, "Accounting by Creditors for Impairment of a Loan", as amended by Statement 118, "Accounting by Creditors for Impairment of a Loan - Income recognition and Disclosures". The statements require certain impaired loans to be measured based upon the present value of expected cash flows discounted at the loan's effective interest rate, or as a practical expedient, based upon the loan's observable market price or the fair value of collateral if the loan is collateral dependent. These statements do not apply to large groups of smaller balance homogeneous loans such as residential mortgages and consumer loans which are collectively evaluated. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Interest payments on impaired loans are accounted for on a cash basis method of income recognition.

Trustco's recorded investment in loans considered impaired in accordance with SFAS No. 114, was $936,000 on September 30, 1996. Included in this amount was $809,000 of impaired loans for which related reserves total $252,000. The recorded investment in impaired loans as of December 31, 1995, was $1.1 million. Included in the December 31, 1995, amount was $760,000 of impaired loans for which total reserves were $233,000.

4.  ACCOUNTING CHANGES

On January 1, 1996, Trustco adopted Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights" on a prospective basis.
SFAS 122 requires Trustco to recognize rights to service mortgage loans for others as separate assets, however, those servicing rights are acquired. It also requires Trustco to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The adoption of SFAS 122 did not have a material impact on Trustco's financial condition or results of operations.

On January 1, 1996, Trustco adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" which encourages, but does not require, companies to use a fair value based method of determining compensation cost for grants of stock options under stock based employee compensation plans. As permitted by SFAS No. 123, Trustco elected to continue to account for stock based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"). Under APB 25, no compensation cost is recorded, as options are granted by Trustco at a purchase price not less than the fair market value of the common stock on the date of the grant. Companies electing to continue accounting under the provisions of APB 25 are required to present pro forma disclosures of net income and net income per share for each period in which a complete set of financial statements are presented.

On September 28, 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers of Servicing of Financial Assets and Extinguishments of Liabilities." The statement provides accounting and reporting standards for transfers of servicing of financial assets and extinguishments of liabilities based upon a consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales, from transfers that are secured borrowings. Trustco will prospectively adopt SFAS No. 125 effective January 1, 1997. The expected impact on Trustco's consolidated financial statements is not material.

5.   ACQUISITION

On July 10, 1996, the Trust Company entered into an agreement to purchase the Odessa Community Banking Office from the First National Bank of Rochester. Under the terms of the agreement, the Trust Company will purchase selected assets and all deposits of the banking office. The office has approximately $10 million in deposits. The Trust Company received approval for the purchase from the FDIC on October 22, 1996, and from the New York State Banking Department on
September 13, 1996.   The transaction will be accounted for as a purchase
transaction and is expected to be completed on November 18, 1996.


6.   STOCK REPURCHASE

On October 22, 1996, Trustco completed a repurchase of 244,371 shares of Trustco
stock from RHP Incorporated, an unrelated third party.   The shares were
purchased at a price of $27.50 per share, for a total purchase price of $6.7 million. The repurchased shares have been returned to the status of authorized but unissued shares.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------      ---------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

This discussion is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of Tompkins County Trustco, Inc. and its operating subsidiary the Tompkins County Trust Company. It should be read in conjunction with Trustco's Form 10-K and related notes for the year ended December 31, 1995, and the condensed consolidated financial statements and notes included elsewhere in this report.

RESULTS OF OPERATIONS

Net income for the third quarter of 1996 was $2.5 million, compared to $2.6 million for the third quarter of 1995. Net income for the nine months ended September 30, 1996, was $7.0 million, compared to $6.7 million for the same period in 1995. Earnings per share improved to $1.99 through the first nine months of 1996, compared to $1.90 through the first nine months of 1995. Year to date return on average equity declined slightly from 17.8% on September 30, 1995, to 17.0% on September 30, 1996.

The attached Average Consolidated Balance Sheet and Net Interest Analysis reflects a 4.93% tax-equivalent net interest margin on earning assets through the first nine months of 1996, compared to a 4.98% ratio through the first nine months of 1995. The Trust Company's September 30, 1996, one-year cumulative rate sensitivity gap was a negative 22.8% of total assets. The modest decline in net interest margin is attributable to several large customers shifting deposits from money market accounts to higher yielding short term time deposits. Despite a slight increase in the cost of interest-bearing deposits, year-to-date net interest income increased to $18.8 million, compared to $17.4 million for the same nine month period in 1995. The increase in net income was aided by growth in earnings assets, which outpaced the growth in costing liabilities. Further growth is expected in the fourth quarter with the anticipated acquisition of the Odessa Community Banking Office. Management believes the acquisition will be accretive to earnings.

For the nine months ended September 30, 1996, the Trust Company charged $713,000 to operations as a provision for loan and lease losses, compared to $396,000 for the same nine month period of 1995. The increased provision expense is attributable to an increasing trend in net charge-offs and nonperforming loans. Although the change in provision expense is material, management believes the 1996 provision is not indicative of any significant adverse trends.

The Trust Company continues to expand its Trust and Investment Services Department. The market value of these assets increased to $471.9 million as of September 30, 1996, compared to $404.8 million on December 31, 1995. Approximately $65.7 million of the increase is attributable to net new accounts. Trust and Investment management services generated $2.0 million in fee income during the first nine months of 1996, compared to $1.7 million over the same period in 1995. Trust and investment services are considered important to future revenue growth and management plans to continue to market these services broadly.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------   -----------------------------------------------------------
          AND RESULTS OF OPERATIONS (CONTINUED)
          -------------------------------------


As a result of the nationwide decrease in the cost of the Federal Deposit Insurance Corporation ("FDIC") insurance premiums for commercial banks, The Trust Company's cost for FDIC insurance for the twelve month period ended December 31, 1996, is expected to be lower than the previous year by approximately $400,000. The bank is considered well capitalized, and pays the lowest premium available as a result.


FINANCIAL CONDITION

Trustco's total assets were $576 million as of September 30, 1996, representing a 7% increase over total assets reported as of December 31, 1995. Net loans increased from $321 million on December 31, 1995, to $344 million on September 30, 1996. Loan growth centered primarily in commercial loan and residential loans categories. Investment securities (net of SFAS 115 market value adjustments on available-for-sale securities) increased from $184 million to $194 million, with growth centered in bonds issued by United States Government agencies and United States Government sponsored corporations. Asset growth has been funded primarily through time deposits.

Capital
-------

Trustco continues to add approximately 60% of after tax net income to retained earnings to be employed in the normal course of business. Dividends paid in the first nine months of 1996 totaled $2.9 million, or $.80 per share. The most recent dividend of $.27 per share was paid on September 15, 1996. On September 30, 1996 the Trust Company's leverage ratio was 10.01%, down slightly from 10.10% on December 30, 1995. The September 30, 1996, tier one risk-based capital ratio of 16.75% represents an improvement over the 16.20% ratio on December 31, 1995.

Capital ratios in the fourth quarter of 1996 will be impacted by the stock repurchase completed on October 22, 1996, which reduced total capital by $6.7 million. Fourth quarter capital ratios will also be affected by the planned acquisition of the Odessa Community Banking Office from the First National Bank of Rochester. The acquisition is expected to be completed on November 18, 1996, and is expected to add approximately $10 million to Trustco's balance sheet. The effect of these transactions is not expected to be material to the capital position of the institution, as capital ratios are expected to remain well above the minimum regulatory requirements for well capitalized institutions.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------   -----------------------------------------------------------
          AND RESULTS OF OPERATIONS (CONTINUED)
          -------------------------------------


Allowance for Loan Losses and Nonperforming Assets
--------------------------------------------------

Bank management reviews the adequacy of the allowance for loan and lease losses in a detailed and ongoing manner and believes the current allowance for loan and
lease losses of $4.8 million is satisfactory.   Activity in The Trust Company's
loan loss allowance during the first nine months of 1996 and 1995 is presented below.

                           ALLOWANCE FOR LOAN LOSSES

                                            Nine Months Ended
                                  September 30,1996   September 30,1995
                                  -----------------   -----------------
                                                (thousands)

Beginning Balance                       $4,704             $4,654
Provision for loan losses                  713                396
Loans charged off                         (990)              (672)
Loan recoveries                            327                313
                                        ------             ------
Ending Balance                          $4,754             $4,691
                                        ======             ======


Nonperforming assets increased by nearly $1 million between September 30, 1995, and September 30, 1996; however, management believes nonperforming assets remain at a manageable level. The majority of nonperforming assets are secured, with approximately half of nonperforming loans secured by residential real estate. The following table summarizes nonperforming assets.

                                           NONPERFORMING ASSETS

                                             Nine Months Ended
                                  September 30,1996   September 30,1995
                                  -----------------   -----------------
                                               (thousands)

Nonaccrual loans                        $1,429             $  554
Loans past due 90 days
 and accruing                              866                882
                                        ------             ------
Total nonperforming
 loans                                   2,295              1,436
Other real estate, net
 of allowances                             201                 88
                                        ------             ------
Total nonperforming
 assets                                  2,496             $1,524
                                        ======             ======

Nonperforming loans as
 a percent of total loans                0.67%              0.46%
Non performing assets
 as a percent of assets                  0.43%              0.29%

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    -------------------------------------------------
                    CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                    -----------------------------------------------

LIQUIDITY

Cash and balances due from depository institutions were $25.3 million as of September 30, 1996, compared to $20.8 million as of December 31, 1995. The increase is largely due to cash set aside for use in the $6.7 million stock repurchase that was completed in October 1996. The increase in cash balances has been supported in part by short term borrowings, which totaled $9 million on September 30 ,1996, compared to $5 million on December 31, 1995.

Through the first nine months of 1996, total assets increased from $537.0 million to $576.1 million. Total assets grew modest $2.3 million during the third quarter. Despite a decline in short term investments from $30.5 million as of September 30, 1995, to $26.8 million as of September 30, 1996, overall liquidity remains sufficient to meet the demands of borrowers and depositors. The anticipated purchase of the Odessa Community Banking Office from the First National Bank of Rochester is expected to add approximately $9.8 million of new core deposits in the fourth quarter of 1996.

                         TOMPKINS COUNTY TRUST COMPANY
          AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS
                                 (IN THOUSANDS)


September 30                                               1996                                  1995
                                        ----------------------------------------------------------------------------
                                             Average                 Average       Average                 Average
                                          Balance (YTD)  Interest  Yield/Rate   Balance (YTD)  Interest  Yield/Rate
--------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
     Certificates of deposit with other           $919        $37        5.24%            $0         $0
      banks
     Securities
          U.S. Treasury                        $40,314     $2,105        6.86%       $47,206     $2,484        6.91%
          U.S. Government agencies and         107,731      5,201        6.34%        79,635      3,746        6.18%
           corporations
          State and municipal *                 37,790      2,250        7.82%        41,482      2,456        7.78%
          Other debt                             2,896        151        6.85%         4,701        247        6.89%
                                        -------------------------             -------------------------
          Total securities                     189,650      9,743        6.75%       173,023      8,932        6.78%
     Federal Funds Sold                          9,657        386        5.26%         5,121        216        5.53%
     Loans, net of unearned income
          Commercial and industrial *          123,295      8,633        9.35%       115,836      8,191        9.45%
          Residential real estate              106,976      6,263        7.82%        92,214      5,324        7.72%
          Home equity                           20,737      1,533        9.88%        21,192      1,609       10.15%
          Consumer                              64,153      5,157       10.74%        69,090      5,441       10.53%
          Direct lease financing                11,997        731        8.14%        10,981        669        8.15%
          Other                                  2,659        254       12.74%         2,151        225       14.01%
                                        -------------------------             -------------------------
          Total loans, net of unearned
           income                              329,818     22,572        9.14%       311,465     21,459        9.21%
                                        -------------------------             -------------------------
          Total interest-earning assets        529,124     32,701        8.26%       489,610     30,606        8.36%

Noninterest-earning assets
     Allowance for credit losses                (4,747)                               (4,685)
     Cash and due from banks                    20,441                                19,706
     Other assets                               14,668                                13,204
                                        --------------                       ---------------
          TOTAL ASSETS                        $559,486                              $517,835
                                        ==============                       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Interest-bearing deposits
          Interest bearing checking            $55,377       $776        1.87%       $53,193       $731        1.84%
          Savings and money market             127,112      2,917        3.07%       138,870      3,402        3.28%
          Time                                 129,526      5,009        5.17%        97,178      3,731        5.13%
                                        -------------------------             -------------------------
          Total deposits                       312,015      8,702        3.73%       289,240      7,864        3.64%

Federal funds purchased                            322         13        5.59%           781         36        6.13%
Repurchase agreements                           95,454      3,712        5.19%        91,649      3,855        5.62%
Other borrowings                                15,773        666        5.64%        12,512        502        5.36%
                                        -------------------------             -------------------------
     Total interest-bearing liabilities        423,564     13,093        4.13%       394,182     12,257        4.16%

Non-interest bearing deposits                   73,486                                67,610
Accrued expenses and other liabilities           7,003                                 5,747
                                        --------------                       ---------------
     TOTAL LIABILITIES                         504,054                               467,539

SHAREHOLDERS' EQUITY                            55,432                                50,296
                                        --------------                       ---------------
     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                    $559,486                              $517,835
                                        ==============-----------------------===============------------------------
Interest rate spread                                                     4.13%                                 4.20%
     Impact of noninterest-bearing
      liabilities                                                        0.80%                                 0.78%
                                                      -----------------------               ------------------------
     Net interest income/margin on
      earning assets                                      $19,608        4.93%                  $18,350        4.98%
                                                      =======================               ========================
--------------------------------------------------------------------------------------------------------------------

*Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 34% to increase tax exempt interest income to a taxable-equivalent basis.

                          PART II - OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
-------      --------------------------------

(a)  Exhibits

                Exhibit 27 - Financial Data Schedule.

(b) On September 24, 1996, Trustco filed a Form 8-K with the Securities and Exchange Commission, reporting under Item 5 Other Events, the repurchase of 244,371 shares of its common stock for $27.50 per share from RHP Incorporated.

                                 SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 12, 1996

TOMPKINS COUNTY TRUSTCO, INC.


By:  __________________________
    JAMES J. BYRNES
    Chairman of the Board,
    President and Chief Executive Officer



By:  __________________________
    RICHARD D. FARR
    Senior Vice President and
    Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------



EXHIBIT NUMBER               DESCRIPTION                 PAGES
--------------               -----------                 -----

EXHIBIT 27
     FINANCIAL DATA SCHEDULE                             19-21