Form 10-K
period 1996-12-31
TOMPKINS COUNTY TRUSTCO INC
filed 1997-03-27
CIK 1005817

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

             FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                            -----------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $101,037,577 on March 13, 1997, based on the closing sales price of the registrant's common stock, $.10 par value (the "Common Stock"), as reported on the American Stock Exchange , Inc. as of such date.

The number of shares of the registrant's Common Stock outstanding as of March 13, 1997 was 3,315,490 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders for the fiscal year ended December 31, 1996 (the "Annual Report") filed with the Securities and Exchange Commission on March 26, 1997 is incorporated herein by reference (Parts I and II).

Proxy Statement (the "Proxy Statement") filed with the Securities and Exchange Commission on March 26, 1997 in connection with the 1997 Annual Meeting of Stockholders is incorporated herein by reference (in Part III).

                                      PART I

     ITEM 1.                      BUSINESS

     GENERAL DEVELOPMENT OF BUSINESS

     Tompkins County Trustco, Inc. (the "Company") was incorporated under the laws of the State of New York on March 6, 1995, and is a bank holding company registered with the Federal Reserve Board ("FRB") under the Bank Holding Company Act of 1976, as amended. The principal offices of the Company and its wholly-owned operating subsidiary, Tompkins County Trust Company ("TCTC"), are located at The Commons, P.O. Box 460, Ithaca, New York 14851, and its telephone number is 607-273-3210. TCTC is a commercial bank chartered in New York State, which has operated in the community of Ithaca, New York and environs since 1836.

     On January 1, 1996, the Company consummated a corporate reorganization (the "Reorganization") pursuant to which, the Company became the sole shareholder of, and holding company for, TCTC. All outstanding shares of common stock of TCTC were converted, on a one-for-one basis, into all of the outstanding shares of common stock of the Company. As a result of the Reorganization, the Company's primary asset is the common stock of its wholly-owned subsidiary, TCTC.

     In October 1996, the Company repurchased 244,371 shares of its own common stock in a privately negotiated sale from RHP Incorporated, an unrelated third party. The stock was purchased at a price of $27.50 per share, for a total purchase price of $6.7 million. The shares have been returned to the status of authorized and unissued shares. Additionally, in November 1996, the board of directors approved a stock repurchase program, which authorizes the repurchase of up to $3 million in common stock in open market transactions. No open market transactions have been completed under this program.

     In November 1996, TCTC acquired all deposits and selected assets of the Odessa branch office of the First National Bank of Rochester. The acquisition of the Odessa office, with approximately $10 million in deposits, represents TCTC's first banking office outside of Tompkins County. Odessa, New York is in Schuyler County, which is adjacent to Tompkins County.

     The Company engages in no substantial business activities other than activities related to its ownership of TCTC. Unless the context otherwise requires, all references herein to the "Company" include its wholly-owned operating subsidiary, TCTC.

     FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company's primary revenue source is interest income derived from loans and securities. The Company offers a broad range of short to medium-term business and personal loans and consumer leases. Commercial loans include both collateralized and uncollateralized loans for working capital (including inventory and receivables), business expansion (including real estate acquisitions and improvements), and purchases of equipment and machinery. Consumer loans include collateralized and uncollateralized loans for financing automobiles, boats, home improvements and personal investments. A detailed analysis of the Company's financial condition and results of operations is included in the Management Discussion & Analysis section of the Company's Annual Report, incorporated by reference under
     Item 8, herein.

     NARRATIVE DESCRIPTION OF BUSINESS

     The Company conducts commercial and consumer banking business, which primarily consists of attracting deposits from the areas served by its banking offices and using those deposits to originate a variety of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). The Company's principal expenses are interest paid on deposits, interest on borrowings, and operating and general administrative expenses. Funding sources, other than deposits include: borrowing, securities sold under agreements to repurchase, and cash flow from operations, lending, and investing activities.

     The Company conducts trust and investment management services through its Trust and Investment Services Department (the "Trust Department"). The Trust Department provides a full range of money management services, including investment management accounts, custody accounts, living trusts, life insurance trusts, standby trusts, retirement plans and rollovers, will trusts, estate settlement and financial planning.

     As is the case with banking institutions generally, the Company's operations are materially and significantly influenced by general local and national economic conditions and related monetary and fiscal policies of
     the Federal government.   Operations may also be significantly influenced
     by regulatory policies of various Federal and State agencies, which regulate various aspects of the Company's business. Deposit flows and cost of funds are influenced by returns on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, competing interest rates, and other factors affecting local demand and availability of funds. The Company faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. See "- Competition."

     The Company's primary source of income is interest earned from its loan and securities portfolios. Significant sources of interest income are detailed in Table 1.

                TABLE 1
                                                       %                    %                    %
PRIMARY SOURCES OF INTEREST INCOME                 OF  TOTAL            OF  TOTAL            OF  TOTAL
(IN THOUSANDS)                             1996     REVENUE     1995     REVENUE     1994     REVENUE
TOTAL INTEREST ON LOANS                   $30,366      59%     $28,835      61%     $24,630      57%
     Commercial and Commercial Real        11,664      23%      11,096      23%       9,059      21%
      Estate *
     Residential Real Estate                8,581      17%       7,272      15%       6,183      14%
     Consumer                               6,887      13%       7,171      15%       6,702      16%

INTEREST ON SECURITIES & OTHER
 INVESTMENTS *                            $13,713      26%     $12,337      25%     $12,168      28%

* Interest income includes tax-equivalency adjustments for income exempt from Federal income taxes.

Other income sources include fees for providing trust and investment services, service charges on deposit accounts, and other service charges for providing banking services. Income from each of these sources, as a percentage of total revenue, amounted to 5%, 3%, and 6%, respectively, in 1996.

     LENDING ACTIVITIES

     A discussion of the Company's lending activities is included in the Management Discussion and Analysis section of the Company's Annual Report,
     incorporated by reference under Item 8, herein.    As of December 31, 1996,
     management is not aware of any potential problem loans, or loans classified for regulatory purposes as Substandard, Doubtful, or Loss, which have not been disclosed as nonperforming assets in the Annual Report.

     Real Estate Mortgage Loans

     The Company originates mortgage loans to businesses to finance the acquisition and holding of commercial real estate, and to individuals for residential real estate purchases and financing. The Company requires mortgage title insurance, flood insurance, and hazard insurance in amounts deemed appropriate by management or required by law. Escrow accounts for the payment of real estate taxes and insurance may also be required. The Company's real estate mortgage loans primarily are underwritten in the Company's primary market area on the basis of the value of the underlying real property. The Company carefully manages environmental risks in its real estate loan portfolio. Primary risks associated with real estate lending include the borrowers inability to repay the debt and a reduction in collateral value.

     Commercial Lending

     The Company offers a variety of commercial loan services including term loans, demand loans, lines of credit, purchased accounts receivables, leasing and equipment financing. A broad range of short-to-medium term commercial loans, both collateralized and uncollateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements), and the purchase of equipment and machinery. The purpose of a particular loan generally determines its structure. Commercial loans include loans that support local not-for-profit corporations.

     Commercial loans typically are underwritten on the basis of the borrower's repayment capacity from cash flow and are generally collateralized by business assets such as accounts receivable, equipment, real estate, and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, the collateral underlying the loans may depreciate over time, cannot be appraised with as much precision as real estate, and may fluctuate in value based on the success of the business. Working capital loans are primarily collateralized by short-term assets, while term loans are primarily collateralized by long-term or fixed assets. The Company normally requires personal guarantees for commercial loans and has approximately $8 million of commercial loans which are fully or partially guaranteed by the Small Business Administration.

     Consumer Loans

     Consumer loans made by the Company include loans for automobiles, recreation vehicles, education, boats, mobile homes, appliances, home improvements and overdraft protection. These loans have been extended through second mortgages, personal (collateralized and uncollateralized) loans, credit cards, and deposit account collateralized loans.

     Consumer loans are beneficial for the Company because the portfolio risk is more predictable over time and such loans carry higher interest rates than those charged on other types of loans. Consumer loans, however, pose additional risks of collectability when compared to other types of loans, such as residential mortgage loans. In many instances, the Company must rely on the borrower's ability to repay, since the collateral normally is of reduced value at the time of any liquidation. Accordingly, the initial determination of the borrower's ability to repay is of primary importance in the underwriting of consumer loans.

     Home equity lines of credit are extended to individuals and secured by a mortgage covering residential real estate. The Company requires flood insurance and hazard insurance in amounts deemed appropriate by management.

     Lease Financing

     The Company's lease portfolio is comprised primarily of leases on vehicles and equipment for small businesses and individuals. The terms of these loans and leases typically range from 12 to 180 months and vary based upon the type of collateral and amount of the lease. The current lease portfolio is comprised substantially of direct lease financing of new and used automobiles. The Company expects to expand its marketing efforts for commercial lease financing in 1997.

     INVESTMENT ACTIVITIES

     The Company maintains a portfolio of securities such as U.S. government and agency securities, obligations of states and political subdivisions thereof, equity securities, and interest-bearing deposits. It is the intention of management to maintain short to intermediate maturities in the Company's securities portfolio in order to better match the interest rate sensitivities of its assets and liabilities.

     Investment decisions are made within policy guidelines established by the Company's Board of Directors. The investment policy established by the Board of Directors is based on the asset/liability management goals of the Company. The intent of the policy is to establish a portfolio of high quality diversified securities, which optimize net interest income within acceptable limits of safety and liquidity.

     Purchases of securities, other than obligations of states and political subdivisions thereof, are classified as available-for-sale, though it is generally management's intent to hold all securities to maturity. Securities available-for-sale may be used to enhance total return, provide additional liquidity or reduce interest rate risk. Securities classified as held-to-maturity are comprised of obligations of states and political subdivisions thereof. The Company's current policy is to invest in instruments with maturities between one and fifteen years. A desired maturity curve is determined by the asset\liability management committee consistent with the desired interest rate sensitivity. The accounting treatment of the Company's securities is addressed in Note 1 of the Notes to the Consolidated Financial Statements of the Company's Annual Report, incorporated by reference under Item 8, herein.

     Information regarding the amortized cost and fair value of the securities portfolio for the years ended 1996 and 1995 is presented in Note 2 of the Notes to Financial Statements of the Company's Annual Report, incorporated by reference under Item 8, herein. The amortized cost and fair value of the securities portfolio for the year ended 1994 is presented in Table 2 below.

TABLE 2                                                            SECURITIES
-------------------------------------------------------------------------------------------------------
                                                   Available-for-Sale      Held-to-Maturity
December 31, 1994                              Amortized Cost  Fair Value   Amortized Cost   Fair Value
-------------------------------------------------------------------------------------------------------
     (In Thousands)
     U.S. Treasury Securities & Obligations
         of U.S. Government Agencies                  $49,580     $48,998          $ 58,053    $ 55,127
     Mortgage-Backed Securities                        17,294      16,449
     Obligations of State and Political
         Subdivisions                                       0           0            43,500      43,531
     U.S. Corporate Debt Securities                         0           0             5,034       4,987
     Equity Securities                                  1,513       1,513                 0           0
                                                      $68,387     $66,960          $106,587    $103,645

     The maturity distribution of debt securities as of December 31, 1996, along with the weighted average yield of each category is presented in Table 3.

TABLE 3                                                                 MATURITY DISTRIBUTION
----------------------------------------------------------------------------------------------------------------------------------
                                                                        DUE AFTER ONE           DUE AFTER FIVE
                                              DUE IN ONE                YEAR THROUGH             YEARS THROUGH    DUE AFTER
 (DOLLARS IN THOUSANDS)                       YEAR OR LESS       YIELD    FIVE YEARS    YIELD   TEN YEARS  YIELD   TEN YEARS  YIELD
-----------------------------------------------------------------------------------------------------------------------------------
     AVAILABLE-FOR-SALE:
     U.S. Treasury Securities
         & Obligations of U.S.
         Government Agencies                    $19,522          6.73%      $74,918     6.52%    $48,207   7.20%     $  0     NA
-----------------------------------------------------------------------------------------------------------------------------------
                                                $19,522          6.73%      $74,918     6.52%    $48,207   7.20%     $  0     NA
     HELD-TO-MATURITY:
     Obligations of State and
         Political Subdivisions *               $ 7,967          4.54%      $21,915     5.33%    $ 7,526   5.42%     $345     6.24%
-----------------------------------------------------------------------------------------------------------------------------------
                                                $ 7,967          4.54%      $21,915     5.33%    $ 7,526   5.42%     $345     6.24%
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL                                      $27,489          6.09%      $96,833     6.25%    $55,733   6.96%     $345     6.24%
===================================================================================================================================
 * Yields on Obligations of State and Political Subdivisions are shown before tax-equivalent adjustments.

     TRUST AND INVESTMENT MANAGEMENT SERVICES

     The Company, through its Trust Department, provides trust and investment management services to residents of its primary market area, and to those who have relocated outside of Tompkins County and retained their trust relationships with the Company. Additionally, the Company provides financial planning and alternative investments through its relationships with the INVEST Financial Corporation and Fidelity Investments Incorporated. The Company also provides pension and 401(k) benefits administration to small businesses.

     In December 1996, the Trust Department began providing custodial services for the Company's securities portfolio.

     DEPOSITS

     Deposit services include time deposits, individual retirement accounts ("IRAs"), checking and other demand deposit accounts, NOW accounts, savings accounts, and money market accounts. Transaction accounts and time deposits are tailored to the principal market area at rates competitive to those in the area. All deposit accounts are insured under the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to the maximum limits permitted by law. The Company solicits deposit accounts from small businesses, professional firms, households, and educational and governmental institutions located throughout its primary market area. Total deposits represented 79% of total liabilities on December 31, 1996. Total deposits of $427 million include $70 million in time deposits of $100,000 or more. Maturities of time deposits of $100,000 or more as of December 31, 1996, are detailed in Table 4.

TABLE 4                    TIME DEPOSITS OF $100,000 OR MORE
===============================================================================
                               Maturity        Amount (in thousands)
-------------------------------------------------------------------------------
     Three months or less                                          $43,892
     Over three through twelve months                               24,822
     Over twelve months                                              1,308
-------------------------------------------------------------------------------
                                                                   $70,022
===============================================================================

     MARKET AREA

     Tompkins County, New York is the Company's primary market area. The Company has ten full service branch facilities located in Tompkins County, and one full service facility located in Schuyler County, New York, which is adjacent to Tompkins County. The Company's deposit gathering, lending markets and trust and investment management services are concentrated on the communities surrounding its offices in Ithaca, New York. Management believes its offices are located in an area serving small and mid-sized businesses; and serving low, middle and upper income residential communities.

     Tompkins County has an estimated resident population of approximately 97,000 people, with approximately 36,000 households, and an average household income of approximately $42,000. Education plays a significant role in the local economy with Cornell University and Ithaca College being two of the county's major employers. Unemployment in the county has historically remained well below the State average, and was 2.9% in November 1996, compared to a State average of 5.7%. Job growth in the county was relatively slow during 1996, with a growth rate of .85% for 12 months ended November 30, 1996. This compares to a job growth rate of 1.55% for the State as a whole, over the same twelve month period.

     MARKET FOR SERVICES

     The Company's principal markets are the established and expanding small businesses; and low, moderate, and high income households within Tompkins and the surrounding counties. Management believes its focus on professional personalized service, and TCTC's unique situation as the only commercial bank headquartered in Ithaca, NY, contribute to the Company's competitiveness as a leading provider of financial services in Tompkins County.

     COMPETITION

     The Company encounters strong competition in making loans, attracting deposits and providing trust and investment services. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges, the quality and scope of the services rendered, and the convenience of banking facilities.

     The deregulation of the banking industry, the Riegle-Neale Interstate Banking and Branching Efficiency Act of 1994, and the widespread enactment of state laws that accommodate interstate multi-bank holding companies, and an increasing level of interstate banking have created a highly competitive environment for commercial banking in the Company's primary market area.
     In one or more aspects of its business, the Company competes with other commercial banks, savings institutions, credit unions, mortgage bankers and brokers, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries operating in Tompkins County and elsewhere. Many of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits; and may offer certain services the Company does not currently provide. In addition, many non-bank competitors, such as credit unions, are not subject to the same extensive Federal regulations that govern bank holding companies and Federally insured banks.

     The Company primarily focuses on providing personalized banking and trust and investment services to businesses and individuals within the market area where its banking offices are located. As an independent community bank headquartered in the Company's primary market area, management believes the Company's community commitment and personalized service are factors that contribute to the Company's competitiveness.

     Customers are solicited through the personal efforts of the Company's, officers and employees. Management believes a locally-based bank can possess a clearer understanding of local commerce and the needs of local businesses. Consequently, management expects to be able to make prudent lending decisions quickly and more equitably than many of its competitors, without compromising asset quality or the Company's profitability.

     The Company recognizes that its employees are the key to providing a high level of personal service. During 1996, the Company invested approximately $100,000 in formal education of its employees, and provides ongoing internal training to ensure employees are knowledgeable of the Company's products and services.

     The Company offers state of the art facilities, convenient office locations and service hours, an extensive ATM network, telephone banking services, PC banking services, electronic bill payment services, and a wide variety of financial products. Management periodically reviews the scope of the Company's products and services to assess whether additional products or services should be offered, giving consideration to customer demand, market opportunities, and available resources.

     REGULATION

     As a registered bank holding company, the Company is subject to examination and comprehensive regulation by the FRB, and TCTC is subject to examination and comprehensive regulation by the FDIC and the New York State Banking Department ("NYSBD"). Each of these agencies issues regulations and requires the filing of reports describing the activities and financial condition of the entities under its jurisdiction. Likewise, such agencies conduct examinations on a recurring basis to evaluate the safety and soundness of the institution and test compliance with various regulatory requirements relating to: Consumer Protection, Fair Lending, the Community Reinvestment Act, sales of non-deposit investments, electronic data processing, and trust department activities.

     Effective January 1, 1997, the Federal banking agencies have revised the Uniform Financial Institutions Rating System, to consider an additional component, sensitivity to market risk, in evaluating the safety and soundness of financial institutions. Management feels the Company's current risk management practices and the capital strength of the Company should result in a favorable regulatory review of this new component.

     Under FRB regulations, the Company may not, without providing prior notice to the FRB, purchase or redeem its own Common Stock if the gross consideration for the purchase or redemption, combined with the net consideration paid for all such purchases or redemptions during the preceding twelve (12) months, is equal to ten percent (10%) or more of the Company's consolidated net worth. Additionally, FRB policy provides that dividends shall not be paid except out of current earnings and unless prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality, and overall financial condition.

     The FRB and FDIC have promulgated capital adequacy guidelines that are considered by the agencies in examining and supervising a bank or bank holding company; and in analyzing any applications a bank or holding company may make the appropriate agency. In addition, for supervisory purposes the agencies have promulgated regulations establishing five categories of capitalization, ranging from well capitalized to critically undercapitalized, depending upon level of capitalization and other factors. Currently, the Company and TCTC maintain leverage and risk-based capital ratios above the required levels and are considered well capitalized under
     the FRB and FDIC regulations.   A comparison of the Company's capital
     ratios and the various regulatory requirements is included in Note 14 of the Notes to Consolidated Financial Statements of the Company's Annual Report, incorporated by reference under Item 8, herein.

     TCTC deposit accounts are insured by the BIF, generally in amounts up to $100,000 per depositor. The FDIC has the power to terminate a bank's insured status or to temporarily suspend it under special conditions. Deposit insurance coverage is maintained by payment of premiums assessed to banks insured by the BIF.

     Based upon the capital strength of TCTC and a favorable FDIC risk classification, TCTC is not currently subject to BIF insurance assessments. Beginning in January 1997, TCTC, and all BIF insured banks, will be subject to special assessments to repay Financing Corporation (FICO) bonds, which were used to repay depositors of failed Savings and Loan Associations after the former Federal Savings and Loan Insurance Fund became insolvent. The special assessments attributable to the FICO bonds is expected to add approximately $50,000 to the Company's operating expenses in 1997.


     EMPLOYEES

     At December 31, 1996, the Company employed 244 employees, approximately 51 of which are part-time. No employees are covered by a collective bargaining agreement and the Company believes its employee relations are excellent.

     ITEM 2.                                       PROPERTIES

     The following table provides information with respect to the Company's facilities:

                                                                 Square   Owned/
Location                        Facility Type                     Feet    Leased
----------                      -------------                    -------  ------

The Commons,                    Main Office                       23,900  Owned
Ithaca, NY
119 E. Seneca Street,           Trust and Investment Services     18,550  Owned
Ithaca, NY
121 E. Seneca Street,           Administration                    18,900  Owned
Ithaca, NY
Rothschilds Building,           Operations                        20,500  Leased
The Commons
Ithaca, NY
Campus Store, Cornell           Cornell University Branch Office     400  Leased
 University
Hanshaw Road,                   Community Corners                    790  Leased
Ithaca, NY                      Branch Office
North Street Extension,         Dryden Branch                      2,250  Owned
Dryden, NY                      Office
Judd Falls Road,                East Hill Plaza Branch               650  Leased
Ithaca, NY
775 S. Meadow St., Ithaca, NY   Plaza Branch Office                2,280  Owned
Pyramid Mall,                   Pyramid Mall Branch Office           610  Leased
Ithaca, NY
116 E. Seneca St.,              Seneca Street                        775  Owned
Ithaca, NY                      Drive-In
2251 Triphammer Road, Ithaca,   Triphammer Road Branch Office      3,000  Leased
 NY
Main Street, Trumansburg, NY    Trumansburg Branch Office          2,720  Owned
701 W. Seneca St.,              West End Branch Office             2,150  Leased
 Ithaca, NY
Savage Farm Drive               Kendall at Ithaca                    204  Leased
Ithaca, NY                      Part Time Office
100 Main Street                 Odessa Branch Office               3,115  Owned
Odessa, NY

     Management believes the Company's facilities are suitable for their present intended purposes and adequate for the Company's current level of operations. The lease terminations for the Company's currently leased properties range from November 1997 to July 2042.

     ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in legal proceedings in the normal course of business, none of which is expected to have a material adverse impact on the financial condition or operations of the Company.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.


     ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

Name                   Age         Position                              Executive Officer Since
----                   ---         --------                              -----------------------
James J. Byrnes        55          Chairman of the Board,                January 1989
                                   President and Chief Executive
                                   Officer

Francis E. Benedict    57          Executive Vice President              December 1984

Richard D. Farr        44          Senior Vice President and Chief       December 1988
    Financial Officer

Thomas J. Smith        56          Senior Vice President                 December 1984

Donald S. Stewart      52          Senior Vice President                 December 1984

Lawrence A. Updike     51          Senior Vice President                 December 1988

     BUSINESS EXPERIENCE OF THE EXECUTIVE OFFICERS

     James J. Byrnes has been Chairman of the Board of the Company since April 1992 and President and Chief Executive Officer of the Company since January 1989. From 1978 to 1988, Mr. Byrnes was employed at the Bank of Montreal, most recently as Senior Vice President.

     Francis E. Benedict has been employed by the Company since 1957 and has served as Executive Vice President in charge of banking and investments since December 1984.

     Richard D. Farr has been employed by the Company since 1984 and has served as Senior Vice President and Chief Financial Officer since December 1988.

     Thomas J. Smith has been employed by the Company since 1964 and has served as Senior Vice President in charge of credit services since December 1984.

     Donald S. Stewart has been employed by the Company since 1972 and has served as Senior Vice President in charge of trust and investment services since December 1984.

     Lawrence A. Updike has been employed by the Company since 1965 and has served as Senior Vice President in charge of operations and systems since December 1988.

                                      PART II

     ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                                         STOCKHOLDER MATTERS


      (SEE NOTES 1, 2 & 3 BELOW)       MARKET PRICE         CASH
                                   HIGH          LOW    DIVIDENDS PAID
1995           1st Quarter          $33.64       $30.00    $.24
               2nd Quarter           33.64        29.55     .24
               3rd Quarter           32.27        28.64     .24
               4th Quarter           30.91        26.82     .28

1996           1st Quarter           32.00        27.50     .26
               2nd Quarter           31.50        21.50     .27
               3rd Quarter           28.00        23.75     .27
               4th Quarter           34.25        25.75     .30

     Note 1 - During 1995 and 1996, the range of reported high and low transaction prices reflects inter-dealer prices without retail mark-up, mark-down or commission and do represent actual transactions as quoted on the Nasdaq National Market, on which the Company's stock was traded during 1996. Effective February 3, 1997, the Company's stock began trading on the American Stock Exchange. As of March 14, 1997, there were approximately 1,040, shareholders of record

     Note 2 - On December 15, 1995, a 10% stock dividend was distributed to shareholders of record on December 1, 1995. Per share price and dividend information has been adjusted for the stock dividend.

     Note 3 - Cash dividends were paid on the 15th day of March, June, September and December of each year.


     ITEM 6.  SELECTED FINANCIAL DATA

     "Selected Financial Data" contained on page 3 of the Annual Report is incorporated by reference herein.


     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management Discussion & Analysis of Financial Condition & Results of Operations" contained on pages 22-30 of the Annual Report is incorporated by reference herein.

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated by reference are the following sections of the Annual Report:

     Consolidated Statements of Condition as of December 31, 1996 and 1995 contained on page 4 of the Annual Report;

     Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994 contained on page 5 of the Annual Report;

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994 contained on page 6 of the Annual Report;

     Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1996, 1995 and 1994 contained on page 7 of the Annual Report; and

     Notes to Consolidated Financial Statements contained on pages 8-20 of the Annual Report.

     Report of KPMG Peat Marwick LLP, Independent Auditors, contained on page 21 of the Annual Report;


     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

     On recommendation of its Audit/Examining Committee, at its board meeting held on March 14, 1995, the Board of Directors of TCTC engaged the firm of KPMG Peat Marwick LLP ("KPMG") as its independent auditors for the year ended December 31, 1995 to replace the firm of Ernst & Young LLP ("E&Y"), who were dismissed as auditors of TCTC effective upon the filing by TCTC of its Annual Report on Form F-2 with the FDIC on March 30, 1995.

     The report of E&Y on TCTC's financial statements for the year ended December 31, 1994, contained no adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with the audit of TCTC's financial statements for the year ended December 31, 1994, there were no disagreements with E&Y on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the matter in their report.

     The Company has requested that E&Y furnish it with a letter addressed to the Securities and Exchange Commission (the "Commission") stating whether it agrees with the above statements. A copy of E&Y's letter to the Commission is filed as Exhibit 16 to this report.

                                      PART III


     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the executive officers of the Company is included in Item 4A of Part I.

     Information relating to the Directors of the Company is incorporated herein by reference from the "Election of Directors" section of the Proxy Statement beginning on page 4 thereof.


     ITEM 11.             EXECUTIVE COMPENSATION

     "Executive Compensation" beginning on page 8 of the Proxy Statement is incorporated by reference herein.


     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

     "Security Ownership of Certain Beneficial Owners and Management" beginning on page 2 of the Proxy Statement is incorporated by reference herein.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     "Certain Relationships and Related Transactions" contained on page 11 of the Proxy Statement is incorporated by reference herein.

                                      PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) The following documents are filed as part of this report:

               (1) THE FOLLOWING FINANCIAL STATEMENTS OF THE COMPANY AND
                   INDEPENDENT AUDITOR'S REPORT ARE INCORPORATED BY REFERENCE HEREIN AS SPECIFIED IN ITEM 8:

                   Consolidated Statements of Condition as of December 31, 1996 and 1995

                   Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994

                   Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

                   Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

                   Notes to Consolidated Financial Statements

                   Report of KPMG Peat Marwick LLP, Independent Auditors

               (2) THE FOLLOWING FINANCIAL STATEMENT SCHEDULES ARE FILED WITH
                   THIS REPORT:

                   Report of Ernst & Young LLP for the fiscal year ended December 31, 1994.

                   All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under related instructions or are inapplicable and therefore have been omitted.

          (b)  Reports on Form 8-K

               On November 15, 1996, the Company filed a current report on Form 8-K with the Commission. reporting the implementation of a $3 million stock repurchase program.

          (c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report. See Exhibit Index on page 19.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TOMPKINS COUNTY TRUSTCO, INC.

                                      By:/S/ James J. Byrnes
                                         --------------------------------
                                        James J. Byrnes
                                        Chairman of the Board, President and
                                        Chief Executive Officer

                                      Date: March 14, 1997

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


Signature                                Capacity                     Date
---------------------------  ---------------------------------  ----------------


/S/ James J. Byrnes          Chairman of the Board, President   March 14, 1997
---------------------------  and Chief Executive Officer
James J. Byrnes

/S/ Richard D. Farr          Senior Vice President and          March  18, 1997
---------------------------  Chief Financial Officer
Richard D. Farr

/S/ John E. Alexander        Director                           March   19, 1997
---------------------------
John E. Alexander

/S/ Wendell L. Bryce         Director                           March  21, 1997
---------------------------
Wendell L. Bryce

/S/ Reeder D. Gates          Director                           March  18, 1997
---------------------------
Reeder D. Gates

/S/ William W. Griswold      Director                           March 24, 1997
---------------------------
William W. Griswold

/S/ Carl E. Haynes           Director                           March 20, 1997
---------------------------
Carl E. Haynes

/S/ Edward C. Hooks          Director                           March  18, 1997
---------------------------
Edward C. Hooks

/S/ Richard T. Horn, Jr.     Director                           March  19, 1997
---------------------------
Robert T. Horn, Jr.

/S/ Bonnie H. Howell         Director                           March  24, 1997
---------------------------
Bonnie H. Howell



/S/ Lucinda A. Noble         Director                           March  20, 1997
---------------------------
Lucinda A. Noble

____________________         Director                           March  XX, 1997
Frank H. T. Rhodes

/S/ Hunter R. Rawlings, III  Director                           March 20, 1997
---------------------------
Hunter R. Rawlings, III

/S/ Thomas R. Salm           Director                           March 20, 1997
---------------------------
Thomas R. Salm

/S/ Michael D. Shay          Director                           March  21, 1997
---------------------------
Michael D. Shay

                                      EXHIBIT INDEX

     The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Commission under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and are incorporated herein by reference to such filings. As indicated, various exhibits are incorporated herein by reference to the identically numbered exhibit contained in the (I) Registrant's Registration Statement on Form 8-A (No. 0-27514), as filed with the Commission on December 29, 1995 and amended by the Company's Form 8-A/A filed with the Commission on January 22, 1996 (the "Form 8-A"), and (ii) Form 10-K, as filed with the Commission on March 26, 1996, and amended by the Company's form 10-K/A filed with the Commission on September 20, 1996 (the "Form 10-K").


Exhibit
Number    Title of Exhibit                                                          Page
------    ----------------                                                          ----
2.        Agreement and Plan of Reorganization, dated as of March 14, 1995, among TCTC, the Company and TCTC Interim Bank (1)
3.1       Certificate of Incorporation of the Company (1)
3.2       Bylaws of the Company (1)
4.        Form of Specimen Common Stock Certificate of the Company (1)
10.2      1992 Stock Option Plan (1)
10.3      1996 Stock Retainer Plan for Non-Employee Directors (1)
10.4      Form of Director Deferred Compensation Agreement (1)
10.5      Deferred Compensation Plan for Senior Officers (1)
10.6      Supplemental Executive Retirement Agreement with
          James J. Byrnes (1)
10.7      Severance Agreement with James J. Byrnes (1)
10.8      Lease Agreement dated August 20, 1993 between Tompkins County
          Trust Company and Comex Plaza Associates, relating to leased property at the Rothschilds Building, Ithaca, NY (2)
11        Statement of Computation of Earnings Per Share
13        Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1996.
16        Letter regarding change in certifying accountant
21        Subsidiaries of Registrant (2)
23.1      Consent of Ernst & Young LLP
23.2      Consent of KPMG Peat Marwick LLP
27        Financial Data Schedule
99        Report of Ernst & Young LLP, Independent Auditors, for fiscal year ended December 31, 1994.

     -------------------------

(1) Incorporated by reference herein to the identically numbered exhibit of the Form 8-A.
(2) Incorporated by reference to the identically numbered exhibits of the Form 10-K.