Form 10-Q
period 1997-03-31
TOMPKINS COUNTY TRUSTCO INC
filed 1997-05-14
CIK 1005817

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [ X ].

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

             Class                        Outstanding as of May 5, 1997
   ----------------------------           -----------------------------
   Common Stock, $.10 par value                  3,316,230 shares

                         TOMPKINS COUNTY TRUSTCO, INC.

                                   FORM 10-Q

                                     INDEX



PART I -FINANCIAL INFORMATION
                                                                          PAGE
                                                                          ----
       ITEM 1 -FINANCIAL STATEMENTS
              CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
              MARCH 31, 1997 AND DECEMBER 31, 1996                          3

              CONDENSED CONSOLIDATED STATEMENTS OF  INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996            4


              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996            5

              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996            6

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS          7-8

       ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                           9-12

              AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST
              ANALYSIS                                                      13

PART II - OTHER INFORMATION

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                          14

SIGNATURES                                                                  15

EXHIBIT INDEX                                                               16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

         CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                       (In thousands, except share data)

ASSETS                                      AS OF      AS OF
                                          03/31/97   12/31/96
                                          --------   --------
Cash & noninterest bearing balances
    due from banks                          30,607     25,319

Federal funds sold                           2,000          0
Available-for-sale securities, at fair
 value                                     177,273    167,904
Held-to-maturity securities, fair value
 of $38,932 in 1997 and $38,784 in 1996     38,234     37,753
Loans and leases net of unearned income    350,432    350,409
Less:  Reserve for loan and lease losses     4,829      4,779
-------------------------------------------------------------
                        NET LOANS          345,603    345,630

Bank Premises and Equipment                  6,922      6,924
Other Assets                                 8,341      7,814
-------------------------------------------------------------
                     TOTAL ASSETS          608,980    591,344
=============================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Interest bearing:
          Checking                          56,611     59,738
          Savings and money market         146,617    133,799
          Time                             163,507    155,832
     Noninterest bearing                    79,352     77,997
-------------------------------------------------------------
                   TOTAL DEPOSITS          446,087    427,366

Securities Sold under agreements to
 repurchase and Federal funds purchased     88,735     89,993
Other Borrowings                            14,005     15,005
Other Liabilities                            7,024      6,367
-------------------------------------------------------------
TOTAL LIABILITIES                          555,851    538,731
-------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

Shareholders' equity:
     Common Stock - par value $.10 per
      share
     Authorized 7,500,000 shares; issued
      and outstanding 3,33634 in 1997
      and 3,336,394 shares in 1996             334        334
    Surplus                                 32,531     32,529
     Undivided Profits                      22,369     20,925
     Net Unrealized gain (loss) on
      available-for-sale securities, net
      of taxes                                (876)        66
     Treasury Stock - 20,904 shares in
      1997, 21,203 shares in 1996.            (596)      (604)
     Deferred I.S.O.P. benefit expense        (633)      (637)
-------------------------------------------------------------
           TOTAL SHAREHOLDERS' EQUITY       53,129     52,613
-------------------------------------------------------------
                TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY      608,980    591,344
=============================================================

* See accompanying notes to condensed consolidated financial statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands, except share data)

                                                 QUARTER ENDING
                                           03/31/97         3/31/96
                                           --------        --------
INTEREST INCOME
Loans                                         7,790           7,359
Deposits with other banks                         0               0
Federal funds sold                              118             162
Available-for-sale securities                 2,855           2,275
Held-to maturity securities                     502             507
-------------------------------------------------------------------
                 TOTAL INTEREST INCOME       11,265          10,303
-------------------------------------------------------------------

INTEREST EXPENSE
Deposits:
     Time certificates of deposits of
      $100,000 or more                        1,057             289
     Other Deposits                           2,432           2,549
     Securities sold under agreements
      to repurchase                           1,059           1,209
     Borrowed funds                             216             167
-------------------------------------------------------------------
                 TOTAL INTEREST EXPENSE       4,764           4,214
-------------------------------------------------------------------
                    NET INTEREST INCOME       6,501           6,089
-------------------------------------------------------------------
 Less:  Provision for loan/lease losses         414             204
-------------------------------------------------------------------
    NET INTEREST INCOME AFTER PROVISION
                  FOR LOAN/LEASE LOSSES       6,087           5,885
-------------------------------------------------------------------

OTHER INCOME
Trust and investment services income            819             617
Service charges on deposit accounts             459             426
Credit card merchant income                     556             463
Other service charges                           326             294
Other operating income                          137             151
-------------------------------------------------------------------
                    TOTAL OTHER INCOME        2,297           1,951
-------------------------------------------------------------------

OTHER EXPENSES
Salary and wages                              1,964           1,862
Pension and other employee benefits             522             510
Net Occupancy Expense of bank premises          328             354
Furniture and fixture expense                   280             281
Credit Card Operating Expense                   494             399
Other operating expense                       1,067           1,046
-------------------------------------------------------------------
                  TOTAL OTHER EXPENSES        4,655           4,452
-------------------------------------------------------------------
            INCOME BEFORE INCOME TAXES        3,729           3,384
-------------------------------------------------------------------
                          INCOME TAXES        1,297           1,184
-------------------------------------------------------------------
                            NET INCOME        2,432           2,200
===================================================================
Weighted Average Shares                   3,294,308       3,546,957

NET INCOME PER COMMON SHARE                    0.74            0.62
===================================================================
* See accompanying notes to condensed consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In thousands, except share data)


                                                     THREE MONTHS ENDED
                                                     3/31/97    3/31/96
                                                    --------   --------
OPERATING ACTIVITIES
Net Income                                          $  2,432   $  2,220
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for loan/lease losses                        414        204
  Provision for depreciation and amortization            259        259
  Net amortization/(accretion) on securities              41        (11)
  Gains on sales of bank premises and equipment           (4)        (2)
  Increase in other assets                              (527)      (247)
  Increase in other liabilities                        1,338        663
-----------------------------------------------------------------------

  NET CASH PROVIDED BY OPERATING ACTIVITIES            3,953      3,066
-----------------------------------------------------------------------

INVESTING ACTIVITIES
  Proceeds from maturities of available-for-sale
   securities                                          6,182     25,843
  Proceeds from maturities of held-to-maturity
   securities                                          4,736      2,771
  Purchases of available-for-sale securities         (17,191)   (27,979)
  Purchases of held-to-maturity securities            (5,242)    (1,386)
  Proceeds from sales of loans                           539        492
  Net increase in loans                                 (925)    (2,634)
  Proceeds from sales of bank premises and
   equipment                                               4         12
  Purchases of bank premises and equipment              (256)       (52)
-----------------------------------------------------------------------

  NET CASH USED IN INVESTING ACTIVITIES              (12,153)    (2,933)
-----------------------------------------------------------------------

FINANCING ACTIVITIES
  Net (decrease) increase in demand deposits,
   money market accounts and savings accounts         11,045    (11,258)
  Net  increase in time deposits                       7,675     18,869
  Net increase (decrease) in securities sold under
   repurchase agreements and Federal funds
   purchased                                          (1,258)    (1,261)
  Net increase in other borrowings                    (1,000)    (1,000)
  Cash dividends                                        (988)      (931)
  Decrease in deferred I.S.O.P benefit expense             5          1
  Treasury stock sold                                      9          0
  Treasury stock purchased                                 0       (627)
-----------------------------------------------------------------------

       NET CASH PROVIDED BY FINANCING ACTIVITIES      15,488      6,315
-----------------------------------------------------------------------
  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     7,288      6,448
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    25,319     20,757
-----------------------------------------------------------------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 32,607   $ 27,205
=======================================================================

 * See accompanying notes to condensed consolidated financial statements.

         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       (In thousands, except share data)

                                                                                    NET UNREALIZED
                                                                                    GAIN/(LOSS) ON       DEFERRED
                                          COMMON  TREASURY            UNDIVIDED   AVAILABLE-FOR-SALE       ISOP
                                          STOCK     STOCK    SURPLUS   PROFITS        SECURITIES       BENEFIT EXP    TOTAL
---------------------------------------------------------------------------------------------------------------------------
BALANCES AT
JANUARY 1,  1996                             597         0    38,952     15,559                  909          (926)  55,091
---------------------------------------------------------------------------------------------------------------------------
Net Income                                                                2,199                                       2,199
Common Stock Issued                                                                                                       0
Cash Dividends                                                             (931)                                       (931)
    ($.26/Share)
Treasury Stock Purchased                              (627)                                                            (627)
   (22,000 shares)
Change in net unrealized                                                                                                  0
     Gain/(Loss) net of taxes                                                                 (1,148)                (1,148)
I.S.O.P. Shares Released                                                                                         1        1
   for Allocation
                                                                                                                          0
---------------------------------------------------------------------------------------------------------------------------
BALANCES AT
MARCH 31, 1996                               597      (627)   38,952     16,827                 (239)         (925)  54,585
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
BALANCES AT
JANUARY 1,  1997                             334      (604)   32,529     20,925                   66          (637)  52,613
---------------------------------------------------------------------------------------------------------------------------
                                               0         0         0          0                    0             0        0
Net Income                                                                2,432                                       2,432
Cash Dividends                                                             (988)                                       (988)
   ($.30/Share)
Treasury Stock Sold                                      8         1                                                      9
     (299 shares)
Change in net unrealized                                                                                                  0
     Gain/(Loss) net of taxes                                                                   (942)                  (942)
I.S.O.P. Shares Released                                           1                                             4        5
   for Allocation
                                                                                                                          0
---------------------------------------------------------------------------------------------------------------------------
BALANCES AT
MARCH 31, 1997                               334      (596)   32,531     22,369                 (876)         (633)  53,129
===========================================================================================================================

* See accompanying notes to condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

Tompkins County Trustco, Inc. (the "Company") is a registered bank holding company, organized under the laws of New York State. On April 26, 1995, the shareholders of Tompkins County Trust Company (the "Trust Company") approved a proposal to revise its corporate structure by establishing the Company as a one bank holding company. On January 1, 1996, the Trust Company became a wholly owned subsidiary of the Company and all issued and outstanding shares of Trust Company common stock were converted to shares of the Company's common stock. The accompanying financial statements consolidate the financial statements of the Company and the Trust Company on a pooling of interest basis.

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

The accompanying interim condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K and related notes for the year ended December 31, 1996.

The condensed consolidated financial statements included herein reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at March 31, 1997, and December 31, 1996, and the results of operations for the three months ended March 31, 1997 and March 31, 1996. Certain reclassifications have been made to prior period amounts for consistency in reporting.

2.  STOCK REPURCHASE PROGRAM

In November 1996, the board of directors approved a stock repurchase program, which authorizes the repurchase of up to $3 million in common stock of the Company in open market transactions. No open market transactions have been completed under this program.

3.  SECURITIES

Management determines the appropriate classification of debt and equity securities at the time of purchase. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of shareholders' equity.

Amortized cost of held-to-maturity debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Realized gains and losses, and declines in value judged to be other-than-temporary, are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses included in the separate component of equity for securities transferred from available-for-sale to held-to-maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

As of March 31, 1997, net unrealized losses on securities classified as available-for-sale totaled $1.5 million, resulting in an after tax equity capital reduction of $876,000. As of December 31, 1996, available-for-sale securities had net unrealized gains of $113,000, resulting in an after tax equity capital increase of $66,000.

4.  LOANS

Loans are reported at their principal outstanding balance net of charge-offs, deferred loan fees and costs, and unearned income. The Company provides motor vehicle and equipment financing to its customers through direct financing leases. These leases are carried at the aggregate lease payments receivable, plus estimated residual values, less unearned income. Unearned income on direct financing leases is amortized over the lease terms resulting in a level rate of return.

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well secured and in the process of collection. Loans that are past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.
Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable time period, and there is a sustained period of repayment performance by the borrower, in accordance with the contractual terms of the loan agreement. Payments received on loans carried as nonaccrual are generally applied as a reduction to principal. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis.

The Company's recorded investment in loans considered impaired was $684,000 on March 31, 1997, and the average recorded investment in impaired loans was $657,000 through the first three months of 1997. Included in this amount was $88,000 of impaired loans for which related reserves total $76,000. The recorded investment in impaired loans as of December 31, 1996, was $1.2 million. The December 31, 1996, amount includes $582,000 of impaired loans which had related reserves of $94,000. Interest income on impaired loans of $8,000 was recognized for cash payments received during the first three months of 1997.

5.  ACCOUNTING CHANGES

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers of Servicing of Financial Assets and Extinguishments of Liabilities." The statement provides accounting and reporting standards for transfers of servicing of financial assets and extinguishments of liabilities based upon a consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales, from transfers that are secured borrowings. In December 1996, the Financial Accounting Standards Board issued SFAS No. 127, "Deferral of the
effective date of certain provisions of FASB No. 125".   SFAS No. 127 defers for
one year the effective implementation date of SFAS No. 125 for certain
transactions.   The Company prospectively adopted applicable sections of SFAS
No. 125 effective January 1, 1997. Sections of SFAS No. 125, which have been deferred by SFAS No. 127 will be prospectively adopted by the Company on January 1, 1998. The expected impact on the Company's consolidated financial statements is not material.

In December 1996, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". The Statement supersedes Accounting Principles Board Opinion No. 15. "Earnings Per Share", and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for
entities with publicly held common stock.   It requires dual presentation of
"Basic EPS" and "Diluted EPS" on the face of the income statement for all entities with complex capital structures. The Company will prospectively adopt SFAS No. 128 effective for financial statement periods ending after December 15, 1997. Upon adoption, all prior period EPS will be restated. The expected impact on the Company's consolidated financial statements is not material.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
          OF OPERATIONS
          -------------

This discussion is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of Tompkins County Trustco, Inc. and its operating subsidiary the Tompkins County Trust Company. It should be read in conjunction with the Company's Form 10-K and related notes for the year ended December 31, 1996, and the condensed consolidated financial statements and notes included elsewhere in this report.

RESULTS OF OPERATIONS

Net income for the first quarter of 1997 was $2.4 million, compared to $2.2 million for the first quarter of 1996. Earnings per share in the first quarter of 1997 increased 19.4% to $0.74, compared to $0.62 in the first quarter of 1996. Significant improvement in earnings per share was achieved through a combination of 10% growth in earnings and a 8% decline in the average number of shares outstanding. The reduction in average shares outstanding is primarily the result of a privately negotiated repurchase of 244,371 shares of the Company's common stock in October of 1996.

The Company's return on average assets improved to 1.64% during the first three months of 1997, compared to 1.63% during the same period in 1996. Return on average shareholders' equity for the first quarter of 1997 was 18.58%, compared to 15.97% for the first quarter of 1996. The 16% increase in return on average shareholders' equity benefited from the repurchase of the Company's common stock in October of 1996.

NET INTEREST INCOME

The attached Average Consolidated Balance Sheet and Net Interest Analysis reflects a 4.85% tax-equivalent net interest margin on earning assets through the three months of 1997, compared to a 4.98% ratio through the first three months of 1996. The decline in net interest margin is attributable to several large customers shifting deposits from money market accounts to higher yielding
time deposits during 1996.   That trend has reversed during the first quarter as
savings and money market accounts grew by nearly 10%, while growth in time deposits slowed to 5%. Despite the increase in the cost of interest-bearing deposits, year-to-date net interest income of $6.5 million represents a 7% increase over the same three month period in 1996.

PROVISION FOR LOAN AND LEASE LOSSES

The provision represents management's estimate of the expense necessary to maintain the reserve for loan and lease losses at an adequate level. The provision for loan and lease losses for the first three months of 1997 was $414,000, representing an increase of 103% over the $204,000 provision made
during the first quarter of 1996.   The increased provision in the first quarter
of 1997 was largely due to an increased volume of charge-offs, primarily in the
consumer loan portfolio.   Based upon improving trends in consumer loan
delinquency, management expects a modest decline in consumer loan charge-offs in the second quarter of 1997.

OTHER INCOME

Total other income was $2.3 million, representing an 18% increase from the first quarter of 1996 to the first quarter of 1997. Income from trust and investment services, the largest segment of other income, increased 33% to $819,000,
compared to $617,000 in the first three months of 1996.   The increase is
primarily attributable to continued asset growth in the Trust and Investment Services Department. Total assets under management by the Trust and Investment Services Department increased from $404.8 million on March 31, 1996, to $704.2 million on March 31, 1997. Total department assets on March 31, 1997 includes $177.6 million of the Company's investment portfolio, for which the department began providing custodial services in December 1996. Total Trust and Investment Services Department assets, excluding assets of the Company, grew at a rate of
30% from March 1996 to March 1997.   Trust and investment services are
considered important to future revenue growth of the Company and management plans to continue to market these services broadly.

Credit card merchant fee income was $556,000 through the first three months of 1997, representing an increase of 20% over the first three months of 1996. Growth in merchant fee income is primarily attributable to an increase in the number of Trust Company merchant customers.

INTEREST RATE RISK

Interest rate sensitivity refers to the volatility of earnings caused by changes in interest rates. Each month the Asset/Liability Management Committee estimates the likely impact on earnings resulting from various changing interest rates scenarios. The findings of the committee are incorporated into the investment and funding decision of the Company.

The Trust Company's March 31, 1997, one-year cumulative rate sensitivity gap was
a negative 25.3% of total assets.   This suggests earnings would benefit from a
declining interest rate environment, and would be vulnerable to a rising interest rate environment. Management believes the current interest rate risk exposure is not significant given the Company's current level of earnings and capital.


FINANCIAL CONDITION

The Company's total assets were $609 million as of March 31, 1997, representing a 3% increase over total assets reported as of December 31, 1996. Net loans remained level at $345.6 million, while securities (net of SFAS 115 market value adjustments on available-for-sale securities) increased from $205.6 million at year end to $215.5 million on March 31, 1997. Growth in the securities portfolio centered in U.S. Government agency issued mortgage-backed securities. Asset growth has been funded primarily through core deposit growth.

CAPITAL
The Company continues to add approximately 60% of after tax net income to undivided profits to be employed in the normal course of business. Dividends paid in the first three months of 1997 totaled approximately $988,000, or $.30
per share.   The Company and the Trust Company are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and the Trust Company meet all capital adequacy requirements to which they are subject. The table below reflects the Company's capital position at March 31, 1997, compared to the regulatory capital requirements for a "well capitalized" institution.


REGULATORY CAPITAL ANALYSIS - March 31, 1997
-------------------------------------------------------------------------------
                                              ACTUAL           WELL CAPITALIZED
                                                                 REQUIREMENT
                                          AMOUNT  RATIO         AMOUNT  RATIO
-------------------------------------------------------------------------------
Total Capital (to risk weighted assets)   57,889   16.6%        34,826  10.0%
Tier I Capital (to risk weighted assets)  53,530   15.4%        20,896  6.0%
Tier I Capital (to average assets)        53,530    8.9%        29,978  5.0%
===============================================================================

As illustrated above, the Company's capital ratios on March 31, 1997 remain well above the minimum requirement for a well capitalized institution. The ratios also reflect improvement from the December 31, 1996 capital ratios. As of December 31, 1996, the Company's Total Capital as a percentage of Risk Weighted assets was 16.1%; Tier I Capital to risk weighted assets was 14.9%; and Tier I Capital to average assets was 8.9%.

ALLOWANCE FOR LOAN LOSSES AND NONPERFORMING ASSETS

Management reviews the adequacy of the allowance for loan and lease losses in a detailed and ongoing basis, giving consideration to various risk elements that may affect the losses in the loan portfolio. Based upon management's review, the current reserve of $4.8 million is believed to be adequate to absorb
potential losses in the loan and lease portfolios.   Activity in the Company's
reserve for loan and lease losses during the first three months of 1997 and 1996 is illustrated in the table below.

ANALYSIS OF THE RESERVE FOR LOAN/LEASE LOSSES  (In Thousands)
---------------------------------------------------------------------------
                                             MARCH 31, 1997  MARCH 31, 1996
---------------------------------------------------------------------------
Average Loans Outstanding Year to Date              350,126         323,375
---------------------------------------------------------------------------
Beginning Balance                                     4,779           4,703
Provision for loan losses                               414             204
Loans charged off                                       498             296
Loan recoveries                                         134             117
---------------------------------------------------------------------------
     Net Charge-offs                                    364             179
---------------------------------------------------------------------------
Ending Balance                                        4,829           4,728
===========================================================================

Annualized net charge-offs through the first three months of 1997 amounted to 0.42% of average loans outstanding during the period. This ratio compares to 0.22% for the three months ended March 31, 1996, and 0.34% for the twelve months ended December 31, 1996. The increasing trend in net charge-offs has been primarily in the personal loan and credit card portfolios, which had net charge-offs of $255,000 and $75,000, respectively in the first quarter of 1997.

Although trends in net charge-offs continues to increase, some positive trends are noted in loan and lease delinquencies, which may be an indicator that increasing trends in net charge-offs may be slowing. An analysis of nonperforming assets as of the three months ended March 31, 1997 and March 31, 1996 is presented in the table below.

NONPERFORMING ASSETS (In thousands)              Three Months Ended
===========================================================================
                                          MARCH 31, 1997   MARCH 31, 1996
---------------------------------------------------------------------------
Nonaccrual loans                                   1,184            1,352
Loans past due 90 days and accruing                   64              379
Troubled debt restructuring not
 included above                                        0              130
---------------------------------------------------------------------------
     Total nonperforming loans                     1,248            1,861
---------------------------------------------------------------------------
Other real estate, net of allowances                 136              262
---------------------------------------------------------------------------
     Total nonperforming assets                    1,384            2,123
---------------------------------------------------------------------------
Total nonperforming loans as a percent
 of total loans                                     0.36%            0.58%
===========================================================================
Total nonperforming assets as a
 percentage of total assets                         0.22%            0.39%
===========================================================================

DEPOSITS AND OTHER LIABILITIES

Core deposits, which include demand deposits, savings and money market accounts, and time deposits of $100,000 and less, represent the primary funding source for the Company. As of March 31, 1997, core deposits represented 66.4% of total
liabilities, compared to 66.3% on December 31, 1996.   Total Deposits were
$446.1 million on March 31, 1997, representing 4% growth over total deposits on December 31, 1996. Deposit growth centered primarily in savings and money market accounts which grew from $132.8 million on December 31, 1996, to $146.6
million as of March 31, 1997.   Total time deposits grew from $156.8 million at
December 31, 1996, to $163.5 million on March 31, 1997, with growth centered in time deposits greater than $100,000. A modest decline in interest bearing checking accounts was partially offset by growth in noninterest bearing demand deposits.

The Company uses securities sold under repurchase agreements, Federal funds purchased, and other borrowings as additional funding sources. As of March 31, 1997, total securities sold under repurchase agreements amounted to $88.7 million, compared to $86.2 million at December 31, 1996. The Company had no borrowings in the form of Federal funds purchased on March 31, 1997, compared to
$3.8 million on December 31, 1996.   Other borrowings declined from $15 million
at year end to $14 million on March 31, 1997.

LIQUIDITY

Liquidity represents the Company's ability to efficiently and economically accommodate decreases in deposits and other liabilities, and fund increases in assets. The Company uses a variety of resources to meet its liquidity needs, which include cash and cash equivalents, short term investments, cash flow from lending and investing activities, deposit growth, securities sold under repurchase agreements, and borrowings.

Cash and cash equivalents increased from $25.3 million on December 31, 1996 to $32.6 million on March 31, 1997. Short term investments consisting of securities due in one year or less declined slightly from $27.6 million to $27.5 million over the same three month period. Total securities pledged to secure certain large deposits and securities sold under repurchase agreements increased as a percentage of total securities declined from 88.6% on December 31, 1996, to 85.3% on March 31, 1997.

Additional liquidity is provided through the Trust Company's Federal Home Loan Bank (FHLB) membership. The Trust Company has in excess of $50 million in available borrowing capacity through established lines of credit with the FHLB. The Trust Company has approximately $123 million in residential mortgage loans that can also be used to secure additional borrowings from the FHLB.

                         TOMPKINS COUNTY TRUSTCO, INC.
          AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS
                                 (IN THOUSANDS)

March 31                                                   1997                                  1996
                                          -----------------------------------   -----------------------------------
                                             Average                 Average       Average                 Average
                                          Balance (YTD)  Interest  Yield/Rate   Balance (YTD)  Interest  Yield/Rate
                                          -----------------------------------   -----------------------------------
ASSETS
Interest-earning assets
     Certificates of deposit with other       $      0    $     0                   $      0    $     0
      banks
     Securities (1) (2)
          U.S. Treasury                         39,969        687        6.88%        41,621        719        6.91%
          U.S. Government agencies and
           corporations                        125,700      2,122        6.72%        96,174      1,499        6.24%
          State and municipal                   39,052        761        7.80%        38,671        768        7.94%
          Other securities                       3,050         64        8.41%         3,304         57        6.86%
                                              -------------------                   -------------------
          Total securities                     207,772      3,625        6.98%       179,770     3,3043        6.77%
     Federal Funds Sold                          9,208        118        5.13%        11,858        162        5.47%
     Loans, net of unearned income (3)
          Commercial and industrial (2)        128,986      2,966        9.33%       121,671      2,833        9.36%
          Residential real estate              122,506      2,386        7.90%       101,586      1,986        7.86%
          Home equity                           20,563        485        9.57%        21,115        526       10.03%
          Consumer                              63,693      1,649       10.50%        64,218      1,708       10.70%
          Direct lease financing                11,645        238        8.29%        12,072        242        8.06%
          Other                                  2,734         86       12.72%         2,712         85       12.54%
                                              -------------------                    ------------------
          Total loans, net of unearned
           income                              350,126      7,810        9.05%       323,375      7,380        9.18%
                                              -------------------                    ------------------
          Total interest-earning assets        567,106     11,553        8.26%       515,004     10,585        8.27%

Noninterest-earning assets
     Allowance for credit losses                (4,799)                               (4,738)
     Cash and due from banks                    22,365                                19,977
     Other assets                               15,234                                14,133
                                              --------                              --------
          TOTAL ASSETS                        $599,906                              $544,376
                                              ========                              ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Interest-bearing deposits
          Interest bearing checking           $ 59,066    $   273        1.87%      $ 55,893    $   731        1.84%
          Savings and money market             143,851      1,136        3.20%       133,586      1,066        3.21%
          Time                                 158,769      2,080        5.32%       116,217      1,514        5.24%
                                              -------------------                   -------------------
          Total deposits                       361,687      3,489        3.91%       305,697      2,838        3.73%

Federal funds purchased                            119          3        8.98%           242          3        5.63%
Repurchase agreements                           84,169      1,056        5.09%        91,264      1,209        5.31%
Other borrowings                                14,539        216        6.02%        11,517        163        5.70%
                                               ------------------                   -------------------
     Total interest-bearing liabilities        460,513      4,764        4.20%       409,078      4,214        4.14%

Non-interest bearing deposits                   78,666                                72,524
Accrued expenses and other liabilities           8,668                                 7,363
                                              --------                              --------
     TOTAL LIABILITIES                         547,846                               488,965

SHAREHOLDERS' EQUITY                            52,060                                55,410
                                              --------                              --------
     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                    $599,906                              $544,376
                                              ========                              ========
Interest rate spread                                                     4.07%                                 4.12%
     Impact of noninterest-bearing
      liabilities                                                        0.79%                                 0.85%
                                                          --------------------                  --------------------
     Net interest income/margin on
      earning assets                                      $ 6,787        4.85%                  $ 6,371        4.98%
====================================================================================================================

(1) Average balances and yields on available-for-sale securities are based on historical amortized cost.

(2) Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 34% to increase tax exempt interest income to a taxable-equivalent basis.

(3) Nonaccrual loans are included in the average asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 4 to the condensed consolidated financial statements.

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

Date:    May 13, 1997

TOMPKINS COUNTY TRUSTCO, INC.


By:  _________________________________________________
     JAMES J. BYRNES
     Chairman of the Board,
     President and Chief Executive Officer



By:  _________________________________________________
     RICHARD D. FARR
     Senior Vice President and
     Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------



EXHIBIT NUMBER          DESCRIPTION                       PAGES
--------------          -----------                       -----

EXHIBIT 27              FINANCIAL DATA SCHEDULE