Form 10-Q
period 1997-06-30
TOMPKINS COUNTY TRUSTCO INC
filed 1997-08-14
CIK 1005817

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-27514


                          TOMPKINS COUNTY TRUSTCO, INC.
             (Exact name of registrant as specified in its charter)

           NEW YORK                                     161482357-8
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)

THE COMMONS, P.O. BOX 460, ITHACA, NY                      14851
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (607) 273-3210


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ].

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

              CLASS                             OUTSTANDING AS OF AUGUST 1, 1997
   ----------------------------                 --------------------------------
   Common Stock, $.10 par value                         3,236,516 shares

                          TOMPKINS COUNTY TRUSTCO, INC.

                                    FORM 10-Q

                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                                PAGE
                                                                                ----
         Item 1 - Financial Statements
                  Condensed Consolidated Statements of Condition
                  June 30, 1997 and December 31, 1996 ........................     3

                  Condensed Consolidated Statements of  Income
                  for the three months and six months ended June 30, 1997
                  and 1996 ...................................................     4

                  Consolidated Statements of Cash Flows
                  for the six months ended June 30, 1997 and 1996 ............     5

                  Consolidated Statements of Changes in Shareholders' Equity
                  for the six months ended June 30, 1997 and 1996 ............     6

                  Notes to Condensed Consolidated Financial Statements .......   7-9

         Item 2 - Management's Discussion and Analysis of Financial Condition
                   and Results of Operations ................................. 10-13

                  Average Consolidated Balance Sheet and Net Interest Analysis    14

PART II - OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Securities Holders ......    15

         Item 6 - Exhibits and Reports on Form 8-K ...........................    15

SIGNATURES ...................................................................    16

EXHIBIT INDEX ................................................................    17


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                           CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                                                  (In thousands, except share data)
ASSETS
                                                                                     JUNE 30, 1997        DECEMBER 31, 1996
                                                                                     -------------        -----------------
Cash & noninterest bearing balances
    due from banks                                                                          26,262                   25,319

Available-for-sale securities, at fair value                                               178,438                  167,904
Held-to-maturity securities, fair value of $37,445
     in 1997 and $38,784, in 1996                                                           36,589                   37,753
Loans and leases net of unearned income                                                    363,893                  350,409
Less:  Reserve for loan and lease losses                                                     4,879                    4,779
---------------------------------------------------------------------------------------------------------------------------
                                                                       NET LOANS           359,014                  345,630

Bank Premises and Equipment                                                                  6,798                    6,924
Other Assets                                                                                 8,376                    7,814
---------------------------------------------------------------------------------------------------------------------------
                                                                    TOTAL ASSETS           615,477                  591,344
===========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Interest bearing:
          Checking                                                                          56,486                   59,738
          Savings and money market                                                         136,666                  119,775
          Time                                                                             161,254                  169,856
     Noninterest bearing                                                                    83,403                   77,997
---------------------------------------------------------------------------------------------------------------------------
                                                                  TOTAL DEPOSITS           437,809                  427,366

Securities Sold under agreements to repurchase and
     Federal funds purchased                                                                96,085                   89,993
Other Borrowings                                                                            22,005                   15,000
Other Liabilities                                                                            6,839                    6,372
---------------------------------------------------------------------------------------------------------------------------
                                                               TOTAL LIABILITIES           562,738                  538,731
---------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
Shareholders' equity:
     Common Stock - par value $.10 per share
     Authorized 7,500,000 shares; issued and outstanding
         3,256,822 in 1997 and 3,336,394 shares in 1996                                        326                      334
     Surplus                                                                                29,883                   32,529
     Undivided Profits                                                                      23,867                   20,925
     Net Unrealized gain (loss) on available-for-sale
          securities, net of taxes                                                            (117)                      66
     Treasury Stock - 20,592 shares in 1997, 21,203 shares
          in 1996.                                                                            (587)                    (604)
     Deferred I.S.O.P. benefit expense                                                        (633)                    (637)
---------------------------------------------------------------------------------------------------------------------------
                                                      TOTAL SHAREHOLDERS' EQUITY            52,739                   52,613
---------------------------------------------------------------------------------------------------------------------------
                                      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           615,477                  591,344
===========================================================================================================================
* See accompanying notes to condensed consolidated financial statements.

                                                                 3

                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                  (In thousands, except share data)

                                                                       QUARTER ENDING                     YEAR TO DATE
                                                                   06/30/97       06/30/96          06/30/97       06/30/96
                                                                   --------       --------          --------       --------
INTEREST INCOME
Loans                                                                 8,037          7,423            15,827         14,782
Federal funds sold                                                       54             99               172            261
Available-for-sale securities                                         3,034          2,557             5,889          4,832
Held-to maturity securities                                             489            491               992            998
---------------------------------------------------------------------------------------------------------------------------
                                         TOTAL INTEREST INCOME       11,614         10,570            22,880         20,873
---------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits:
     Time certificates of deposits of $100,000 or more                1,195            448             2,252            737
     Other Deposits                                                   2,481          2,385             4,914          4,934
     Federal Funds Purchased and Securities sold under
          agreements to repurchase                                    1,125          1,246             2,184          2,459
     Other Borrowed funds                                               217            223               433            386
---------------------------------------------------------------------------------------------------------------------------
                                        TOTAL INTEREST EXPENSE        5,018          4,302             9,783          8,516
---------------------------------------------------------------------------------------------------------------------------
                                           NET INTEREST INCOME        6,596          6,268            13,097         12,357
---------------------------------------------------------------------------------------------------------------------------
                        Less:  Provision for loan/lease losses          153            251               567            455
---------------------------------------------------------------------------------------------------------------------------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN/LEASE LOSSES        6,443          6,017            12,530         11,902
---------------------------------------------------------------------------------------------------------------------------

OTHER INCOME
Trust and investment services income                                    747            690             1,566          1,307
Service charges on deposit accounts                                     442            428               901            854
Credit card merchant income                                             482            404             1,038            867
Other service charges                                                   300            281               626            575
Other operating income                                                  150            159               287            310
Net Loss on Sale of Securities                                          (44)             0                44              0
---------------------------------------------------------------------------------------------------------------------------
                                            TOTAL OTHER INCOME        2,077          1,962             4,374          3,913
---------------------------------------------------------------------------------------------------------------------------

OTHER EXPENSES
Salary and wages                                                      1,981          1,867             3,945          3,729
Pension and other employee benefits                                     451            473               973            983
Net Occupancy Expense of bank premises                                  320            341               648            695
Furniture and fixture expense                                           294            288               574            569
Credit Card Operating Expense                                           453            396               947            795
Other operating expense                                               1,243          1,067             2,310          2,113
---------------------------------------------------------------------------------------------------------------------------
                                          TOTAL OTHER EXPENSES        4,742          4,432             9,397          8,884
---------------------------------------------------------------------------------------------------------------------------
                                    INCOME BEFORE INCOME TAXES        3,778          3,547             7,507          6,931
---------------------------------------------------------------------------------------------------------------------------
                                                  Income Taxes        1,315          1,233             2,612          2,417
---------------------------------------------------------------------------------------------------------------------------
                                                    NET INCOME        2,463          2,314             4,895          4,514
===========================================================================================================================
Weighted Average Shares Outstanding                               3,236,230      3,527,859         3,273,468      3,537,408
NET INCOME PER COMMON SHARE                                            0.76           0.66              1.50           1.27
===========================================================================================================================
* See accompanying notes to condensed consolidated financial statements.

                                                                 4

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In thousands, except share data)

                                                                    SIX MONTHS ENDED
                                                                  6/30/97     6/30/96
                                                                  -------     -------
OPERATING ACTIVITIES
Net Income                                                       $  4,895    $  4,514
Adjustments to reconcile net income to net cash
  provided by operating activities:
-------------------------------------------------------------------------------------
     Provision for loan/lease losses                                  567         455
     Provision for depreciation and amortization                      565         517
     Provision for Deferred Income Taxes                               67           3
     Net amortization/(accretion) on securities                        93         (72)
     Net loss on the sale of securities                                44           0
     Net Gain on the Sale of Loans                                     (2)          0
-------------------------------------------------------------------------------------
     Net (Gains)/Loss on sales of bank premises and equipment           1          (3)
     Increase in other assets                                        (613)       (412)
     Increase in other liabilities                                    537        (266)
-------------------------------------------------------------------------------------

              NET CASH PROVIDED BY OPERATING ACTIVITIES             6,154       4,736
-------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Proceeds from maturities of available-for-sale securities     15,607      31,930
     Proceeds from sale of available for sale securities            4,942           0
     Proceeds from maturities of held-to-maturity securities        6,638       5,021
     Purchases of available-for-sale securities                   (31,485)    (46,323)
     Purchases of held-to-maturity securities                      (5,524)     (3,338)
     Proceeds from sales of loans                                     911         678
     Net increase in loans                                        (14,860)    (11,439)
     Proceeds from sales of bank premises and equipment                 4          13
     Purchases of bank premises and equipment                        (392)       (275)
-------------------------------------------------------------------------------------

                  NET CASH USED IN INVESTING ACTIVITIES           (24,159)    (23,733)
-------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Net (decrease) increase in demand deposits,
          money market accounts and savings accounts                5,021      (1,832)
     Net increase in time deposits                                  5,422      25,072
     Net increase in securities sold under
          repurchase agreements and Federal funds purchased         6,092       6,394
     Net increase in other borrowings                               7,000       8,000
     Cash dividends                                                (1,953)     (1,892)
     Decrease in deferred I.S.O.P benefit expense                       4           1
     Treasury stock sold                                               20           6
     Treasury stock purchased                                           0        (627)
     Common shares repurchased and returned to authorized
     and unissued status                                           (2,670)
     Proceeds from issuance of common stock                            12           0
-------------------------------------------------------------------------------------

              NET CASH PROVIDED BY FINANCING ACTIVITIES            18,948      35,122
-------------------------------------------------------------------------------------
       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               943      16,125
     Cash and cash equivalents at beginning of period              25,319      20,757
-------------------------------------------------------------------------------------
             CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 26,262    $ 36,882
=====================================================================================
* See accompanying notes to condensed consolidated financial statements.


                                      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                  (In thousands, except share data)

                                                                                              NET
                                                                                           UNREALIZED
                                                                                           GAIN/(LOSS)
                                                                                              ON
                                                                                           AVAILABLE     DEFERRED
                                          COMMON     TREASURY              UNDIVIDED        FOR-SALE      ISOP
                                          STOCK        STOCK     SURPLUS    PROFITS        SECURITIES  BENEFIT EXP   TOTAL
===========================================================================================================================
BALANCES AT
JANUARY 1,  1996                               358           0    39,190      15,560          909         (926)      55,091
---------------------------------------------------------------------------------------------------------------------------
Net income                                                                     4,514                                  4,514
Common stock issued                                                    6                                                  6
Cash dividends ($.53/Share)                                                   (1,892)                                (1,892)
Treasury stock purchased (22,000                          (627)                                                        (627)
      shares)
Treasury stock sold                                                                                                       0
Change in net unrealized                                                                                                  0
     Gain/(Loss), net of taxes                                                             (1,761)                   (1,761)
I.S.O.P. shares released for                                                                                 1            1
     allocation
                                                                                                                          0
---------------------------------------------------------------------------------------------------------------------------
BALANCES AT
JUNE 30, 1996                                  358        (627)   39,196      18,182         (852)        (925)      55,332
===========================================================================================================================
                                                                                                                          0

===========================================================================================================================
BALANCES AT
JANUARY 1,  1997                               334        (604)   32,529      20,925           66         (637)      52,613
---------------------------------------------------------------------------------------------------------------------------
Net income                                                                     4,895                                  4,895
Common stock issued                                                   12                                                 12
Cash dividends ($.60/Share)                                                   (1,953)                                (1,953)
Treasury stock sold                                         17         3                                                 20
Common stock repurchased and                    (8)               (2,662)                                            (2,670)
     returned to authorized and
     unissued status (80,000 shares)
Change in net unrealized                                                                                                  0
     Gain/(Loss), net of taxes                                                               (183)                     (183)
I.S.O.P. shares released for                                           1                                     4            5
      allocation
                                                                                                                          0
---------------------------------------------------------------------------------------------------------------------------
BALANCES AT
JUNE 30, 1997                                  326        (587)   29,883      23,867         (117)        (633)      52,739
===========================================================================================================================
* See accompanying notes to condensed consolidated financial statements.

                                                                 6

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS

Tompkins County Trustco, Inc. (the "Company") is a registered bank holding company, organized under the laws of New York State. On April 26, 1995, the shareholders of Tompkins County Trust Company (the "Trust Company") approved a proposal to revise its corporate structure by establishing the Company as a one bank holding company. On January 1, 1996, the Trust Company became a wholly owned subsidiary of the Company and all issued and outstanding shares of Trust Company common stock were converted to shares of the Company's common stock. The holding company formation was accounted for similar to a pooling of interests. Accordingly, the financial information included herein combine the results of operations, and the assets, liabilities, and shareholders equity of the Company and the Trust Company for all periods presented. The Trust Company traces its charter back to 1836 and provides loan, deposit, and trust services to its customers primarily in Tompkins County, New York.

2.       BASIS OF PRESENTATION

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

The condensed consolidated financial statements included herein reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at June 30, 1997, and December 31, 1996, and the results of operations for the three months and six months ended June 30, 1997 and 1996. Certain reclassifications have been made to prior period amounts for consistency in reporting.

3.       STOCK REPURCHASE PROGRAM

In November 1996, the board of directors approved a stock repurchase program, which authorizes the repurchase of up to $3 million in common stock of the Company in open market transactions. No open market transactions have been completed under this program. On May 14, 1997, the Company repurchased 80,000 shares of its common stock in a privately negotiated transaction. The shares, which have been returned to the status of authorized and unissued, were purchased at $33.38 per share, for a total purchase price of $2.67 million.

4.       SECURITIES

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

Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses included in the separate component of shareholders' equity for securities transferred from available-for-sale to held-to-maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

As of June 30, 1997, net unrealized losses on securities classified as available-for-sale totaled $201,000, resulting in an after tax shareholders' equity capital reduction of $117,000. As of December 31, 1996, available-for-sale securities had net unrealized gains of $113,000, resulting in an after tax shareholders' equity capital increase of $66,000.

5.       LOANS

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

The Company's recorded investment in loans considered impaired was $800,000 on June 30, 1997, and the average recorded investment in impaired loans was $808,000 through the first six months of 1997. Included in this amount was $175,000 of impaired loans for which related reserves total $57,000. The recorded investment in impaired loans as of December 31, 1996, was $1.2 million. The December 31, 1996 amount includes $582,000 of impaired loans which had related reserves of $94,000. Interest income on impaired loans of $19,000 was recognized for cash payments received during the first six months of 1997.

6.       ACCOUNTING CHANGES

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

In June 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure". SFAS 129 establishes standards for disclosing information about an entity's capital structure and is effective for financial statement periods ending after December 31, 1997. Adoption of SFAS 129 is not expected to have an impact on the financial condition or results of operations of the Company.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 123 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The impact of adopting SFAS No. 130, which is effective for the Company in 1998, has not been determined.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires publicly held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company in 1998 and the impact of adoption has not been determined.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -----------------------------------------------------------------------

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

RESULTS OF OPERATIONS

Net income for the second quarter of 1997 was $2.5 million, compared to $2.3 million for the second quarter of 1996. Earnings per share in the second quarter of 1997 increased 16.9% to $0.76, compared to $0.66 in the second quarter of 1996. Year to date net income increased to $4.9 million through the first six months of 1997, compared to net income of $4.5 million for the same six month period of 1996. Year to date earnings per share increased by 18.1% to $1.50, compared to $1.27 per share for the first six months of 1996.

Significant improvement in earnings per share through the first six months of 1997 was achieved through a combination of 8% growth in earnings and a 7% decline in the average number of shares outstanding. The reduction in average shares outstanding is primarily the result of a two privately negotiated transactions in which the Company repurchased 244,371 common shares in October of 1996 and 80,000 common shares in May of 1997.

The Company's return on average assets was 1.62% during the first six months of 1997, compared to 1.65% during the same period in 1996. Return on average shareholders' equity for the first six months of 1997 was 19.0%, compared to 16.4% for the same period in 1996. The 16% increase in return on average shareholders' equity was aided by the repurchases of the Company's common stock.

NET INTEREST INCOME
The attached Average Consolidated Balance Sheet and Net Interest Analysis reflects a 4.84% tax-equivalent net interest margin on earning assets through the first six months of 1997, compared to a 4.99% ratio through the first six months of 1996. The decline in net interest margin is attributable to several large customers shifting deposits from money market accounts to higher yielding time deposits during 1996. Deposit growth through the first six months of 1997 has been centered in time deposits and savings and money market accounts. Despite the increase in the cost of interest-bearing deposits, year-to-date net interest income of $13.1 million represents a 6% increase over the same six month period in 1996.

PROVISION FOR LOAN AND LEASE LOSSES
The provision represents management's estimate of the expense necessary to maintain the reserve for loan and lease losses at an adequate level. The second quarter provision of $153,000 represents a 64% decrease from the $251,000 provision in the second quarter of 1996. The year to date provision of $567,000 represents a modest increase from the $455,000 provision made during the first six months of 1996. The decline in the provision expense in the second quarter of 1997 compared to the second quarter of 1996 is largely attributable to a lower volume of net loan losses, which allowed management to maintain adequate reserves with a lower provision expense.

OTHER INCOME
Total other income was $2.1 million in the second quarter of 1997, compared to $2.0 million in the second quarter of 1996. Year to date other income of $4.4 million represents a 13% increase from the $3.9 million reported for the same six month period of 1996. Income from trust and investment services, the largest segment of other income, increased 20% to $1.6 million, compared to $1.3 million in the first six months of 1996. The increase is primarily attributable to continued asset growth in the Trust and Investment Services Department. Total assets under management by the Trust and Investment Services Department were $725.3 million on June 30, 1997, which includes $170.4 million of the Company's investment portfolio, for which the department began providing custodial services in December 1996. Total Trust and investment services are considered important to future revenue growth of the Company and management plans to continue to market these services broadly.

Credit card merchant fee income of $1.0 million through the first six months of 1997 represents a 20% increase from the same period in 1996. Growth in merchant fee income is primarily attributable to an increase in the number of Trust Company merchant customers.

OTHER EXPENSE
Total other expenses increased in the second quarter from $4.4 million in 1996 to $4.8 million in 1997. Through the first six months of 1997, other operating expenses were up approximately 6% to $9.4 million. Credit card operating expenses is a variable expense that is tied to the volume of transactions from the Company's merchant and other credit card customers. The increase in credit card operating expenses during the first half of 1997 is primarily the result of an increased number of merchant credit card customers.

Included in other operating expenses in the second quarter of 1997 is $120,000 accrual for donations, which has been committed to local not for profit organizations and will be distributed throughout the remainder of the 1997. The Company also realized a $44,000 loss on the sale of available-for-sale securities, the proceeds from which were reinvested in higher yielding investments.

INTEREST RATE RISK
Interest rate sensitivity refers to the volatility of earnings caused by changes in interest rates. Each month the Asset/Liability Management Committee estimates the likely impact on earnings resulting from various changing interest rate scenarios. The findings of the committee are incorporated into the investment and funding decision of the Company.

The Trust Company's June 30, 1997, one-year cumulative rate sensitivity gap was a negative 14.8% of total assets. This suggests earnings would benefit from a declining interest rate environment, and would be vulnerable to a rising interest rate environment. Management believes the current interest rate risk exposure is not significant given the Company's current level of earnings and capital.

FINANCIAL CONDITION

The Company's total assets were $615.5 million as of June 30, 1997, representing a 4% increase over total assets reported as of December 31, 1996. Growth was evenly distributed between loans and securities (net of SFAS 115 market value adjustments on available-for-sale securities) which each grew at approximately 4%. Asset growth was funded through a combination of core deposit growth and a $7 million increase in borrowings.

CAPITAL
Total shareholders' equity grew a modest $126,000 during the first six months of 1997 to $52.7 million. Dividends through June 30, 1997 totaled approximately $2.0 million, or $.60 per share. Dividends paid in the first six months of 1997 represent approximately 40% of earnings for the same period. Total common shares outstanding were reduced in May 1997, after the Company repurchased 80,000 shares at a price of $33.375 per share. The shares were returned to the status of authorized but unissued, and the transaction resulted in a $2.7 million reduction in total shareholders' equity.

The Company and the Trust Company are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and the Trust Company meet all capital adequacy requirements to which they are subject. The table below reflects the Company's capital position at June 30, 1997, compared to the regulatory capital requirements for a "well capitalized" institution.

REGULATORY CAPITAL ANALYSIS - June  30, 1997
=======================================================================================================
                                                        ACTUAL             WELL CAPITALIZED REQUIREMENT
                                                AMOUNT         RATIO           AMOUNT         RATIO
=======================================================================================================
Total Capital (to risk weighted assets)         56,849         16.0%           35,503         10.0%
Tier I Capital (to risk weighted assets)        52,406         14.8%           21,302          6.0%
Tier I Capital (to average assets)              52,406          8.6%           30,480          5.0%
=======================================================================================================

As illustrated above, the Company's capital ratios on June 30, 1997 remain well above the minimum requirement for a well capitalized institution. The ratios reflect a modest decline from the December 31, 1996 capital ratios, due to limited capital growth as a result of the stock repurchased in May 1997. As of December 31, 1996, the Company's Total Capital as a percentage of Risk Weighted assets was 16.1%; Tier I Capital to risk weighted assets was 14.9%; and Tier I Capital to average assets was 8.9%.

ALLOWANCE FOR LOAN LOSSES AND NONPERFORMING ASSETS
Management reviews the adequacy of the allowance for loan and lease losses in a detailed and ongoing basis, giving consideration to various risk elements that may affect the losses in the loan portfolio. Based upon management's review, the current reserve of $4.9 million is believed to be adequate to absorb potential losses in the loan and lease portfolios. Activity in the Company's reserve for loan and lease losses during the first six months of 1997 and 1996 is illustrated in the table below.

ANALYSIS OF THE RESERVE FOR LOAN/LEASE LOSSES  (In Thousands)
===================================================================================================
                                                                 JUNE 30, 1997        JUNE 30, 1996
---------------------------------------------------------------------------------------------------
Average Loans and Leases Outstanding Year to Date                      353,908              325,417
---------------------------------------------------------------------------------------------------
Beginning Balance                                                        4,779                4,704
Provision for loan losses                                                  567                  455
Loans charged off                                                          747                  613
Loan recoveries                                                            280                  208
---------------------------------------------------------------------------------------------------
     Net Charge-offs                                                       467                  405
---------------------------------------------------------------------------------------------------
Ending Balance                                                           4,879                4,754
===================================================================================================

Annualized net charge-offs through the first six months of 1997 amounted to 0.26% of average loans outstanding during the period. This ratio compares to 0.25% for the six months ended June 30, 1996. The second quarter of 1997 reflected improving trends in the loan portfolio, with net charge-offs of $103,000 in the second quarter of 1997, compared to $364,000 in the first quarter of 1997. Fewer consumer loan charge-offs and improved recoveries contributed to the significant reduction in net charge-offs in the second quarter.

The level of nonperforming loans, as illustrated in the table below, was approximately the same on June 30, 1997 as in the prior year. Over 90% of nonperforming loans as of June 30, 1997 are secured by real estate, with 68% secured by 1-4 family residential properties.

NONPERFORMING ASSETS (In thousands)
===================================================================================================
                                                                JUNE  30, 1997        JUNE 30, 1996
---------------------------------------------------------------------------------------------------
Nonaccrual loans                                                         1,569                1,188
Loans past due 90 days and accruing                                         75                  325
Troubled debt restructuring not included above                               0                  129
---------------------------------------------------------------------------------------------------
     Total nonperforming loans                                           1,644                1,640
---------------------------------------------------------------------------------------------------
Other real estate, net of allowances                                       137                  515
---------------------------------------------------------------------------------------------------
     Total nonperforming assets                                          1,781                2,157
===================================================================================================
Total nonperforming loans as a percent of total loans                    0.45%                0.46%
Total nonperforming assets as a percentage of total assets               0.26%                0.38%
===================================================================================================

DEPOSITS AND OTHER LIABILITIES
Core deposits, which include demand deposits, savings and money market accounts, and time deposits of $100,000 and less represent the primary funding source for the Company. As of June 30, 1997, core deposits represented 64.6% of total liabilities, compared to 66.3% on December 31, 1996. Core deposits grew at a rate of 1.7% in the first six months of 1997 to $363.2 million. Total Deposits were $437.8 million on June 30, 1997, representing 2% growth over total deposits on December 31, 1996. Time Deposits over $100,000 increased from $70.0 million on June 30, 1996, to $74.6 million on June 30, 1997.

The Company uses securities sold under repurchase agreements, Federal funds purchased, and other borrowings as additional funding sources. As of June 30, 1997, total securities sold under repurchase agreements amounted to $82.6 million, compared to $86.2 million at December 31, 1996. Federal funds purchased increased to $13.5 million on June 30, 1997, from $3.8 million on December 31, 1996. Other borrowings increased by $7.0 million in the first half of 1997, to $22.0. The proceeds of the borrowings were used to support growth in the loan and securities portfolios.

LIQUIDITY
Liquidity represents the Company's ability to efficiently and economically accommodate decreases in deposits and other liabilities, and fund increases in assets. The Company uses a variety of resources to meet its liquidity needs which include cash and cash equivalents, short term investments, cash flow from lending and investing activities, deposit growth, securities sold under repurchase agreements, and borrowings.

Cash and cash equivalents increased from $25.3 million on December 31, 1996 to $26.2 million on June 30, 1997. Short term investments consisting of securities due in one year or less increased from $27.6 million to $30.3 million over the same six month period. Total securities pledged to secure certain large deposits and securities sold under repurchase agreements increased as a percentage of total securities increased from 88.6% on December 31, 1996, to 91.1% on June 30, 1997.

Additional liquidity is provided through the Trust Company's Federal Home Loan Bank (FHLB) membership. As of June 30, 1997, the Trust Company had approximately $42.5 million in unused borrowing capacity through established lines of credit with the FHLB. The Trust Company has approximately $143 million in loans secured by first liens on residential properties that can be used to secure additional borrowings from the FHLB.


                                               TOMPKINS COUNTY TRUSTCO, INC
                               AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS
                                                      (IN THOUSANDS)

June 30                                                              1997                                1996
                                                   -------------------------------------------------------------------------
                                                       Average                Average      Average                  Average
                                                    Balance (YTD)  Interest  Yield/Rate Balance (YTD)  Interest   Yield/Rate
----------------------------------------------------------------------------------------------------------------------------
                      ASSETS
---------------------------------------------------
Interest-earning assets
     Securities (1)
         U.S. Treasury                                    $ 40,153     1,394      6.94%       $ 39,768    1,417       7.13%
         U.S. Government agencies and corporations         130,568     4,387      6.72%        104,764    3,309       6.32%
         State and municipal(2)                             38,391     1,503      7.83%         38,001    1,512       7.96%
         Other Securities                                    3,050       123      8.08%          3,076      107       6.95%
                                                   -------------------------------------------------------------------------
         Total securities                                  212,164     7,407      6.98%        185,608    6,344       6.84%
     Federal Funds Sold                                      6,552       172      5.24%          9,712      261       5.37%
     Loans, net of unearned income (3)
          Commercial and industrial (2)                    131,916     6,128      9.29%        121,647    5,656       9.35%
          Residential real estate                          124,114     4,838      7.80%        104,111    4,066       7.85%
          Home equity                                       20,557       970      9.43%         20,917    1,033       9.93%
          Consumer                                          62,769     3,278     10.44%         64,020    3,418      10.74%
          Direct lease financing                            11,840       483      8.15%         12,053      483       8.05%
          Other                                              2,717       171     12.58%          2,670      168      12.66%
                                                   -------------------------------------------------------------------------
          Total loans, net of unearned income              353,908    15,867      8.97%        325,417   14,823       9.16%
                                                   -------------------------------------------------------------------------
          Total interest-earning assets                    572,624    23,446      8.19%        520,737   21,428       8.28%

Noninterest-earning assets
     Allowance for credit losses                            (4,840)                             (4,747)
     Cash and due from banks                                21,910                              20,392
     Other assets                                           15,319                              14,548
                                                   ===============                      ==============
          TOTAL ASSETS                                    $605,014                            $550,931
                                                   ===============                      ==============

----------------------------------------------------------------------------------------------------------------------------
        LIABILITIES & SHAREHOLDERS' EQUITY
---------------------------------------------------
Deposits
     Interest-bearing deposits
          Interest bearing checking                       $ 58,617   $   545      1.88%       $ 55,608  $   516       1.87%
          Savings and money market                         145,404     2,310      3.22%        129,272    1,999       3.11%
          Time                                             163,055     4,311      5.36%        122,596    3,157       5.18%
                                                   ------------------------------------------------------------------------
          Total deposits                                   367,077     7,166      3.96%        307,476    5,671       3.71%

Federal funds purchased                                        712        19      5.46%            172        5       5.60%
Repurchase agreements                                       83,347     2,165      5.27%         95,222    2,454       5.18%
Other borrowings                                            14,491       433      6.06%         13,640      386       5.69%
                                                   ------------------------------------------------------------------------
     Total interest-bearing liabilities                    465,627     9,783      4.26%        416,509    8,516       4.11%

Non-interest bearing deposits                               78,525                              72,619
Accrued expenses and other liabilities                       8,892                               6,876
                                                   ---------------                     ---------------
     TOTAL LIABILITIES                                     553,044                             496,004

SHAREHOLDERS' EQUITY                                        51,970                              54,926
                                                   ===============                     ===============
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $605,014                            $550,931
                                                   ===============                     ===============
Interest rate spread                                                              3.93%                               4.17%
     Impact of noninterest-bearing liabilities                                    0.91%                               0.82%
                                                                   --------------------                --------------------
     Net interest income/margin on earning assets                    $13,663      4.84%                 $12,913       4.99%
===========================================================================================================================

(1) Average balances and yields exclude unrealized gains and losses on available-for-sale securities.

(2) Interest income includes the effects of taxable-equivalent adjustments using a federal income tax rate of 34% to increase tax exempt interest income to a taxable-equivalent basis.

(3) Nonaccrual loans are included in the average asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in
     Note 5 to the condensed consolidated financial statements.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
-------  -----------------------------------------------------

The Annual Meeting of stockholders of the Company was held on April 30, 1997 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended.

The election of five  Directors was approved at the Annual  Meeting.  Directors:
William W. Griswald, Carl E. Haynes, Robert T. Horn Jr., Frank H. T. Rhodes, and Thomas R. Salm were each elected for terms of three years which expire in the year 2000. Directors Wendell L. Bryce, James J. Byrnes, Reeder D. Gates, Bonnie
H. Howell, Lucinda A. Noble, John E. Alexander, Edward C. Hooks, Hunter R. Rawlings, III, and Michael D. Shay will continue as directors.

    No other matters were submitted to a vote of securities holders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

(a)  Exhibits

         Exhibit 27 - Financial Data Schedule.

(b) On May 15, 1997, the Company filed a Form 8-K with the Securities and Exchange Commission, reporting under Item 5 Other Events, the repurchase of 80,000 shares of the Company's common stock in a privately negotiated transaction from certain trust accounts administered by the Company's Trust and Investment Services Department. The repurchase was completed on May 14, 1997, at the then current market price of $33.375 per share.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 14, 1997

TOMPKINS COUNTY TRUSTCO, INC.


By:    /s/ JAMES J. BYRNES
       -------------------------------------
       JAMES J. BYRNES
       Chairman of the Board,
       President and Chief Executive Officer



By:    /s/ RICHARD D. FARR
       -------------------------------------
       RICHARD D. FARR
       Senior Vice President and
       Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT NUMBER                   DESCRIPTION                               PAGES
--------------                   -----------                               -----

EXHIBIT 27                       FINANCIAL DATA SCHEDULE