Form 10-Q
period 1997-09-30
TOMPKINS COUNTY TRUSTCO INC
filed 1997-11-13
CIK 1005817

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-12709


                          TOMPKINS COUNTY TRUSTCO, INC.
             (Exact name of registrant as specified in its charter)

       NEW YORK                                        16-1482357
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

THE COMMONS, P.O. BOX 460, ITHACA, NY                       14851
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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

             Class                      Outstanding as of  November 5, 1997
----------------------------            -----------------------------------
Common Stock, $.10 par value                   3,217,651 shares

                          TOMPKINS COUNTY TRUSTCO, INC.

                                    FORM 10-Q

                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                          PAGE
                                                                          ----
   Item 1 - Financial Statements
            Condensed Consolidated Statements of Condition as of
            September 30, 1997 and December 31, 1996                        3

            Condensed Consolidated Statements of  Income for
            the three months and nine months ended September 30, 1997
            and 1996                                                        4

            Consolidated Statements of Cash Flows for the
            nine months ended September 30, 1997 and 1996                   5

            Consolidated Statements of Changes in Shareholders' Equity
            for the nine months ended September 30, 1997 and 1996           6

            Notes to Condensed Consolidated Financial Statements          7-9

   Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         10-13

            Average Consolidated Balance Sheet and Net Interest Analysis   14

PART II - OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K                               15

SIGNATURES                                                                 16

EXHIBIT INDEX                                                              17


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                        (In thousands, except share data)
ASSETS                                                                                 As of         As of
                                                                                      09/30/97    12/31/96
Cash & noninterest bearing balances
    due from banks                                                                      24,528      25,319
Federal funds sold                                                                       2,700           0
Available-for-sale securities, at fair value                                           180,873     167,904
Held-to-maturity securities, fair value of $38,060
     in 1997 and $38,784 in 1996                                                        37,091      37,753
Loans and leases net of unearned income                                                367,943     350,409
Less:  Reserve for loan and lease losses                                                 4,929       4,779
----------------------------------------------------------------------------------------------------------
                                                                          NET LOANS    363,014     345,630

Bank Premises and Equipment                                                              7,042       6,924
Other Assets                                                                             8,876       7,814
----------------------------------------------------------------------------------------------------------
                                                                       TOTAL ASSETS    624,124     591,344
==========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Interest bearing:
          Checking                                                                      60,893      59,738
          Savings and money market                                                     158,165     133,798
          Time                                                                         165,691     155,833
     Noninterest bearing                                                                80,306      77,997
----------------------------------------------------------------------------------------------------------
                                                                     TOTAL DEPOSITS    465,055     427,366
Securities Sold under agreements to repurchase and
     Federal funds purchased                                                            76,135      89,993
Other Borrowings                                                                        20,005      15,005
Other Liabilities                                                                        7,742       6,367
----------------------------------------------------------------------------------------------------------
                                                                  TOTAL LIABILITIES    568,937     538,731
----------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES

Shareholders' equity:
     Common Stock - par value $.10 per share
     Authorized 7,500,000 shares; issued and outstanding
         3,256,822 in 1997 and 3,336,394 shares in 1996                                    326         334
     Surplus                                                                            29,885      32,529
     Undivided Profits                                                                  25,432      20,925
     Net Unrealized gain (loss) on available-for-sale
          securities, net of taxes                                                         756          66
     Treasury Stock - 20,046 shares in 1997, 21,203 shares
          in 1996                                                                         (579)       (604)
     Deferred I.S.O.P. benefit expense - 21,110 Shares 1997,
          21,228 shares 1996                                                              (633)       (637)
----------------------------------------------------------------------------------------------------------
                                                         TOTAL SHAREHOLDERS' EQUITY     55,187      52,613
----------------------------------------------------------------------------------------------------------
                                         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    624,124     591,344
==========================================================================================================

* See accompanying notes to condensed consolidated financial statements.


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share data)

                                                                Three months ended         Nine Months Ended
                                                              09/30/97      09/30/96     09/30/97     09/30/96
INTEREST INCOME
Loans                                                           8,345         7,808       24,272        22,701
Deposits with other banks                                           0            37            0            37
Federal funds sold                                                 26           126          198           386
Available-for-sale securities                                   3,087         2,624        8,976         7,456
Held-to maturity securities                                       475           487        1,466         1,485
--------------------------------------------------------------------------------------------------------------
                                   TOTAL INTEREST INCOME       11,933        11,082       34,912        32,065
--------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits:
     Time certificates of deposits of $100,000 or more          1,071           648        3,323         1,384
     Other Deposits                                             2,629         2,383        7,543         7,319
     Federal funds Purchased and Securities sold under
          agreements to repurchase                              1,159         1,267        3,349         3,725
     Borrowed funds                                               317           280          744           666
--------------------------------------------------------------------------------------------------------------
                                  TOTAL INTEREST EXPENSE        5,176         4,578       14,959        13,094
--------------------------------------------------------------------------------------------------------------
                                     NET INTEREST INCOME        6,757         6,504       19,953        18,971
--------------------------------------------------------------------------------------------------------------
                  Less:  Provision for loan/lease losses          263           258          830           713
--------------------------------------------------------------------------------------------------------------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN/LEASE        6,494         6,246       19,123        18,258
                                                  LOSSES
--------------------------------------------------------------------------------------------------------------

OTHER INCOME
Trust and investment services income                              743           689        2,309         1,996
Service charges on deposit accounts                               413           414        1,309         1,263
Credit card merchant income                                       663           584        1,701         1,451
Other service charges                                             353           333        1,028         1,000
Other operating income                                            113            51          256           164
Gain (Loss) on available-for-sale securities                      (41)            0          (85)            0
--------------------------------------------------------------------------------------------------------------
                                      TOTAL OTHER INCOME        2,244         2,071        6,518         5,874
--------------------------------------------------------------------------------------------------------------

OTHER EXPENSES
Salary and wages                                                2,037         1,903        5,983         5,632
Pension and other employee benefits                               455           441        1,428         1,423
Net Occupancy Expense of bank premises                            328           326          976         1,021
Furniture and fixture expense                                     238           269          812           838
Credit Card Operating Expense                                     592           525        1,539         1,321
Other operating expense                                         1,102           929        3,410         3,042
--------------------------------------------------------------------------------------------------------------
                                    TOTAL OTHER EXPENSES        4,752         4,393       14,148        13,277
--------------------------------------------------------------------------------------------------------------
                              INCOME BEFORE INCOME TAXES        3,986         3,924       11,493        10,855
--------------------------------------------------------------------------------------------------------------
                                            Income Taxes        1,385         1,393        3,997         3,810
--------------------------------------------------------------------------------------------------------------
                                              NET INCOME        2,601         2,531        7,496         7,045
==============================================================================================================
Weighted Average Shares Outstanding                         3,215,406     3,528,339    3,253,901     3,534,363
NET INCOME PER COMMON SHARE                                      0.81          0.72         2.30          1.99
==============================================================================================================

* See accompanying notes to condensed consolidated financial statements.

                                                                  4

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands, except share data)


                                                                   NINE MONTHS ENDED
                                                                  9/30/97    9/30/96
                                                                  -------    -------
OPERATING ACTIVITIES
Net Income                                                       $  7,496    $  7,045
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Provision for loan/lease losses                                  830         713
     Provision for depreciation and amortization                      814         755
     Provision for Deferred Income Taxes                               94         (75)
     Net amortization/(accretion) on securities                       146        (102)
     Net loss on the sale of securities                                85           0
     Net Gain on the Sale of Loans                                     (6)         (5)
     Net (Gains)/Loss on sales of bank premises and equipment         (30)         (8)
     Increase in other assets                                      (1,139)       (968)
     Increase in other liabilities                                    781         548
-------------------------------------------------------------------------------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES             9,071       7,903
-------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Proceeds from maturities of available-for-sale securities     30,791      43,074
     Proceeds from sale of available for sale securities           10,684           0
     Proceeds from maturities of held-to-maturity securities        9,871       6,883
     Purchases of available-for-sale securities                   (53,413)    (57,278)
     Purchases of held-to-maturity securities                      (9,281)     (6,124)
     Proceeds from sales of loans                                   2,561         678
     Net increase in loans                                        (20,768)    (24,062)
     Proceeds from sales of bank premises and equipment                42          18
     Purchases of bank premises and equipment                        (868)       (375)
-------------------------------------------------------------------------------------

                  NET CASH USED IN INVESTING ACTIVITIES           (30,381)    (37,186)
-------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Net (decrease) increase in demand deposits,
          money market accounts and savings accounts               27,831      (8,432)
     Net  increase in time deposits                                 9,858      55,597
     Net increase in securities sold under
          repurchase agreements and Federal funds purchased       (13,858)    (16,887)
     Net increase in other borrowings                               5,000       7,000
     Cash dividends                                                (2,989)     (2,853)
     Decrease in deferred I.S.O.P benefit expense                       5           1
     Treasury stock sold                                               30          11
     Treasury stock purchased                                           0        (627)
     Common shares repurchased and returned to authorized
     and unissued status                                           (2,670)          0
     Proceeds from issuance of common stock                            12           6
-------------------------------------------------------------------------------------

              NET CASH PROVIDED BY FINANCING ACTIVITIES            23,219      33,816
-------------------------------------------------------------------------------------
  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  1,909       4,533
     Cash and cash equivalents at beginning of period              25,319      20,757
-------------------------------------------------------------------------------------
             CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 27,228    $ 25,290
=====================================================================================

* See accompanying notes to condensed consolidated financial statements.


                              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                             (In thousands, except share data)

                                                                                          NET
                                                                                       UNREALIZED
                                                                                       GAIN/(LOSS)
                                                                                          ON
                                                                                       AVAILABLE-    DEFERRED
                                             COMMON   TREASURY             UNDIVIDED    FOR-SALE       ISOP
                                             STOCK     STOCK    SURPLUS    PROFITS     SECURITIES   BENEFIT EXP     TOTAL
==========================================================================================================================

BALANCES AT
JANUARY 1,  1996                               358       0      39,190     15,560        909           (926)       55,091
--------------------------------------------------------------------------------------------------------------------------

Net income                                                                  7,045                                   7,045
Common stock issued                                                  6                                                  6
Cash dividends ($.80/Share)                                                (2,853)                                 (2,853)
Treasury stock purchased (22,000                      (627)                                                          (627)
shares)
Treasury stock sold                                     12                                                             12
Change in net unrealized
     Gain/(Loss) net of taxes                                                         (1,531)                      (1,531)
I.S.O.P. shares released for                                        (2)                                   1            (1)
     allocation

--------------------------------------------------------------------------------------------------------------------------
BALANCES AT
SEPTEMBER 30, 1996                             358    (615)     39,194     19,752       (622)          (925)       57,142
==========================================================================================================================


==========================================================================================================================
BALANCES AT
JANUARY 1,  1997                               334    (604)     32,529     20,925         66           (637)       52,613
--------------------------------------------------------------------------------------------------------------------------

Net income                                                                  7,496                                   7,496
Common stock issued                                                 12                                                 12
Cash dividends ($.92/Share)                                                (2,989)                                 (2,989)
Treasury stock sold                                     25           5                                                 30
Common stock repurchased and                    (8)             (2,662)                                            (2,670)
     returned to  authorized  and
     unissued status
Change in net unrealized
     Gain/(Loss) net of taxes                                                            690                          690
I.S.O.P. shares released for                                         1                                    4             5
     allocation

--------------------------------------------------------------------------------------------------------------------------
BALANCES AT
SEPTEMBER 30, 1997                             326    (579)     29,885      25,432       756           (633)       55,187
==========================================================================================================================

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

The condensed consolidated financial statements included herein reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at September 30, 1997, and December 31, 1996, and the results of operations for the three months and nine months ended September 30, 1997 and 1996. Certain reclassifications have been made to prior period amounts for consistency in reporting.

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

As of September 30, 1997, net unrealized gains on securities classified as available-for-sale totaled $1.3 million, resulting in an after tax increase to shareholders' equity of $756,000. As of December 31, 1996, available-for-sale securities had net unrealized gains of $113,000, resulting in an after tax shareholders' equity capital increase of $66,000.

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

The Company's recorded investment in loans considered impaired was $935,000 on September 30, 1997, and the average recorded investment in impaired loans was $998,000 through the first nine months of 1997. Included in this amount was $231,000 of impaired loans for which related reserves total $113,000. The recorded investment in impaired loans as of December 31, 1996, was $1.2 million. The December 31, 1996 amount includes $582,000 of impaired loans which had related reserves of $94,000. Interest income on impaired loans of $23,000 was recognized for cash payments received during the first nine months of 1997.

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

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The impact of adopting SFAS No. 130, which is effective for the Company in 1998, has not been determined.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ----------------------------------------------------------------------

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

RESULTS OF OPERATIONS

Net income for the third quarter of 1997 was $2.6 million, compared to $2.5 million for the third quarter of 1996. Earnings per share in the third quarter of 1997 increased by 13% to $0.81, compared to $0.72 in the third quarter of 1996. Year to date net income increased to $7.5 million through the first nine months of 1997, compared to net income of $7.0 million for the same nine month period of 1996. Year to date earnings per share increased by 16% to $2.30, compared to $1.99 per share for the first nine months of 1996.

Significant improvement in earnings per share through the first nine months of 1997 was achieved through a combination of 6% growth in net income, and an 8% decline in the average number of shares outstanding. The reduction in average shares outstanding is primarily the result of two privately negotiated transactions in which the Company repurchased 244,371 common shares in October of 1996 and 80,000 common shares in May of 1997.

The Company's return on average assets was 1.64% through the first nine months of 1997, compared to 1.68% during the same period in 1996. Return on average shareholders' equity for the first nine months of 1997 was 18.97%, compared to 16.98% for the same period in 1996. The 12% increase in return on average shareholders' equity was aided by the repurchases of the Company's common stock.

NET INTEREST INCOME
The Company earned net interest income of $20.0 million for the nine months ended September 30, 1997, compared to $19.0 million for the same period in 1996. The improvement in net interest income is attributable to growth in the Company's earnings assets, which helped offset a modest decline in net interest margin.

The attached Average Consolidated Balance Sheet and Net Interest Analysis reflects a 4.82% tax-equivalent net interest margin on earning assets through the first nine months of 1997, compared to a 4.99% ratio through the first nine months of 1996. Despite favorable trends on rates paid on interest-bearing core deposits, an increased volume of large time deposits and other borrowings resulted in higher overall funding costs. The cost of interest bearing liabilities was 4.26% through the first nine months of 1997, compared to 4.12% for the same period in 1996. The increasing cost of funds precipitated a decline in net interest margin, despite the tax-equivalent yield on earning assets remaining steady at 8.29%

PROVISION FOR LOAN AND LEASE LOSSES
The provision represents management's estimate of the expense necessary to maintain the reserve for loan and lease losses at an adequate level. The third quarter provision of $263,000 is relatively unchanged from the $258,000 provision in the third quarter of 1996. The year-to-date provision of $830,000 represents a $117,000 increase from the $713,000 provision made during the first nine months of 1996.

OTHER INCOME
Total other income of $2.2 million in the third quarter of 1997, compared favorably to $2.1 million in the third quarter of 1996. Year-to-date other income of $6.5 million represents an 11% increase from the $5.9 million reported for the same nine month period of 1996. Income from trust and investment services, the largest segment of other income, increased 16% to $2.3 million, compared to $2.0 million in the first nine months of 1996. The increase is primarily attributable to continued asset growth in the Trust and Investment Services Department. Total assets under management by the Trust and Investment Services Department were $775.1 million on September 30, 1997, which includes $129.2 million of the Company's investment portfolio, for which the department provides custodial services. Total Trust and investment services are considered important to future revenue growth of the Company and management continues to market these services broadly.

Credit card merchant fee income of $1.7 million through the first nine months of 1997 represents a 17% increase from the same period in 1996. Growth in merchant fee income is primarily attributable to an increase in the number of Trust Company merchant customers.

Total   other   income  is   reduced  by  $85,000  in  losses  on  the  sale  of
available-for-sale investments, the proceeds from which were reinvested in higher yielding investments.

OTHER EXPENSE
Total other expenses increased in the third quarter from $4.4 million in 1996 to $4.8 million in 1997. Through the first nine months of 1997, other operating expenses were up approximately 7% to $14.1 million. Credit card operating expense is a variable expense that increases as the volume of merchant and card holder transactions increases. The 17% increase in credit card operating expenses during the first nine months of 1997 is primarily due to an increase in the volume of merchant customer transactions.

Year-to-date other operating expenses increased from $3.0 million in 1996, to $3.4 million in 1997. Included in other operating expenses is a $120,000 accrual for donations expensed in the second quarter of 1997, which has been committed to local not for profit organizations and will be distributed throughout the remainder of the year. Year-to-date donations expense was $162,000 as of September 30, 1997, compared to $35,000 for the same period of 1996.

Other operating expenses increased by $75,000 in 1997 due to amortization of a core deposit intangible asset. The core deposit intangible asset resulted from the Trust Company's acquisition of its Odessa branch office in October 1996, and is being amortized over a five year period.

INTEREST RATE RISK
Interest rate sensitivity refers to the volatility of earnings caused by changes in interest rates. Each month the Asset/Liability Management Committee estimates the likely impact on earnings resulting from various changing interest rate scenarios. The findings of the committee are incorporated into the investment and funding decision of the Company.

The Trust Company's September 30, 1997, one-year cumulative rate sensitivity gap was a negative 18.4% of total assets. This suggests earnings would benefit from a declining interest rate environment, and would be vulnerable to a rising interest rate environment. Management believes the current interest rate risk exposure is not significant given the Company's current level of earnings and capital.

FINANCIAL CONDITION

The Company's total assets were $624.1 million as of September 30, 1997, representing a 6% increase over total assets reported as of December 31, 1996. Growth was evenly distributed between loans, which grew by 5%, and securities (net of SFAS 115 market value adjustments on available-for-sale securities) which grew by approximately 7%. Asset growth was funded through a combination of core deposit growth, large time deposit growth, and other borrowings.

CAPITAL
Total shareholders' equity grew by 5% during the first nine months of 1997 to $55.2 million. Dividends through September 30, 1997 totaled approximately $3.0 million, or $.92 per share. Dividends paid in the first nine months of 1997 represent approximately 40% of year-to-date earnings. Total common shares outstanding were reduced in May 1997, after the Company repurchased 80,000 shares at a price of $33.375 per share. The shares were returned to the status of authorized but unissued, and the transaction resulted in a $2.7 million reduction in total shareholders' equity.

The Company and the Trust Company are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and the Trust Company meet all capital adequacy requirements to which they are subject. The table below reflects the Company's capital position at September 30, 1997, compared to the regulatory capital requirements for "well capitalized" institutions.

REGULATORY CAPITAL ANALYSIS - September 30, 1997
======================================================================================================
                                                        ACTUAL         WELL CAPITALIZED REQUIREMENT
(Dollar amounts in thousands)                   AMOUNT         RATIO        AMOUNT         RATIO
------------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets)         58,467         16.4%        35,644         10.0%
Tier I Capital (to risk weighted assets)        54,006         15.2%        21,387          6.0%
Tier I Capital (to average assets)              54,006          8.7%        30,935          5.0%
======================================================================================================

As illustrated above, the Company's capital ratios on September 30, 1997 remain well above the minimum requirement for well capitalized institutions. Despite the $2.6 million reduction in capital from the common stock repurchased in May 1997, capital ratios are generally improved form the levels reported as of December 31, 1996. As of December 31, 1996, the Company's Total Capital as a percentage of Risk Weighted assets was 16.1%; Tier I Capital to risk weighted assets was 14.9%; and Tier I Capital to average assets was 8.9%.

RESERVE FOR LOAN AND LEASE LOSSES AND NONPERFORMING ASSETS
Management reviews the adequacy of the reserve for loan and lease losses in a detailed and ongoing basis, giving consideration to various risk elements that may affect losses in the loan portfolio. Based upon management's review, the current reserve of $4.9 million is believed to be adequate to absorb inherent losses in the loan and lease portfolios. Activity in the Company's reserve for loan and lease losses during the first nine months of 1997 and 1996 is illustrated in the table below.

ANALYSIS OF THE RESERVE FOR LOAN/LEASE LOSSES  (In Thousands)
=======================================================================================================
                                                           SEPTEMBER 30, 1997   SEPTEMBER  30, 1996
-------------------------------------------------------------------------------------------------------
Average Loans and Leases Outstanding Year to Date                358,085              329,818
-------------------------------------------------------------------------------------------------------
Beginning Balance                                                  4,779                4,704
-------------------------------------------------------------------------------------------------------
Provision for loan losses                                            830                  712
     Loans charged off                                            (1,053)                (989)
     Loan recoveries                                                 373                  327
-------------------------------------------------------------------------------------------------------
Net Charge-offs                                                     (680)                (662)
=======================================================================================================
Ending Balance                                                     4,929                4,754
=======================================================================================================

Annualized net charge-offs through the first nine months of 1997 amounted to 0.25% of average loans outstanding during the period. This ratio compares to 0.27% for the nine months ended September 30, 1996.

The level of nonperforming loans, as illustrated in the table below, reflects an improvement from the prior year. Over 85% of nonperforming loans as of September 30, 1997 are secured by real estate, with 67% secured by 1-4 family residential properties.

NONPERFORMING ASSETS (In thousands)
-------------------------------------------------------------------------------------------------------------
                                                                SEPTEMBER 30, 1997         SEPTEMBER 30, 1996
-------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                             1,763                      1,429
Loans past due 90 days and accruing                                             55                        866
Troubled debt restructuring not included above                                   0                          0
--------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                                               1,818                      2,295
--------------------------------------------------------------------------------------------------------------
Other real estate, net of allowances                                           137                        201
==============================================================================================================
     Total nonperforming assets                                              1,955                      2,496
==============================================================================================================
Total nonperforming loans as a percent of total loans                         0.49%                      0.67%
Total nonperforming assets as a percentage of total assets                    0.31%                      0.43%
==============================================================================================================

DEPOSITS AND OTHER LIABILITIES

Total Deposits were $465.1 million on September 30, 1997, representing 9% growth over total deposits on December 31, 1996. Core deposits, which include demand deposits, savings and money market accounts, and time deposits of less than $100,000 represent the primary funding source for the Company. As of September 30, 1997, core deposits of $359.7 million represented 63.2% of total liabilities. This compares to core deposits of $357.3 million, representing 66.3% of total liabilities on December 31, 1996. The above core deposit comparison excludes $27.3 million from the September 30, 1997 core deposit total, which represents funds formerly held as large time deposits and securities sold under agreements to repurchase, which have been temporarily shifted to money market deposits. Due to the wholesale nature of these deposits, management does not consider them to be core deposits.

The Company uses large time deposits, securities sold under repurchase agreements, Federal funds purchased, and other borrowings as additional funding sources. Time Deposits of $100,000 and over increased from $70.0 million on December 31, 1996, to $78.0 million on September 30, 1997. As of September 30, 1997, total securities sold under repurchase agreements amounted to $76.1 million, compared to $86.2 million at December 31, 1996. There were no Federal funds purchased on September 30, 1997, compared to $3.8 million on December 31, 1996. Other borrowings of $20.0 million represent a $5.0 million increase from December 31, 1996.

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

Cash and cash equivalents increased from $25.3 million on December 31, 1996, to $27.2 million on September 30, 1997. Short term investments consisting of securities due in one year or less increased from $27.6 million on December 31, 1996, to $37.1 million on September 30, 1997. Total securities pledged to secure certain large deposits and securities sold under repurchase agreements declined as a percentage of total securities from 88.6% on December 31, 1996, to 77.8% on September 30, 1997.

Additional liquidity is provided through the Trust Company's Federal Home Loan Bank (FHLB) membership. As of September 30, 1997, the Trust Company had approximately $57.6 million in unused borrowing capacity through established lines of credit with the FHLB. The Trust Company has approximately $149.7 million in loans secured by first liens on residential properties that can be used to secure additional borrowings from the FHLB.

                                                TOMPKINS COUNTY TRUSTCO, INC.
                                Average Consolidated Balance Sheet and Net Interest Analysis

                                             Three Months Ended           Nine Months Ended           Nine Months Ended
                                                  30-Sep-97                   30-Sep-97                  30-Sep-96
                                        ----------------------------------------------------------------------------------------
                                        Average                       Average                     Average
                                        Balance             Average   Balance           Average   Balance              Average
     (Dollar amounts in thousands)       (QTD)   Interest  Yield/Rate  (YTD)  Interest Yield/Rate  (YTD)   Interest   Yield/Rate
                                        ----------------------------------------------------------------------------------------
                ASSETS
Interest-earning assets
   Certificates of deposit with
    other banks                        $      0    $    0           $      0    $    0          $    919    $   37       5.36%
  Securities (1)
       U.S. Government Securities       176,043     3,001    6.76%   172,515     8,782    6.81%  148,195     7,305       6.57%
       State and municipal (2)           36,846       737    7.94%    37,870     2,277    8.04%   37,790     2,305       8.13%
       Other Securities (2)               5,808        96    6.56%     3,980       224    7.52%    2,887       151       6.97%
                                       -----------------------------------------------------------------------------------------

       Total securities                 218,697     3,834    6.96%   214,365    11,283    7.04%  188,872     9,761       6.88%
Federal Funds Sold                        1,938        26    5.32%     4,997       198    5.30%    9,657       386       5.32%
Loans, net of unearned income (3)
        Residential real estate         153,684     3,145    8.12%   148,552     9,056    8.15%  128,933     7,970       8.23%
        Commercial Real Estate           58,204     1,352    9.22%    54,186     3,767    9.29%   39,558     2,783       9.37%
        Commercial Loans (2)             82,024     1,993    9.64%    82,660     5,919    9.57%   87,003     6,205       9.50%
        Consumer Loans                   59,909     1,616   10.70%    60,631     4,837   10.67%   62,327     5,056      10.81%
        Direct Lease Financing           12,481       253    8.04%    12,056       735    8.15%   11,997       731       8.12%
                                       -----------------------------------------------------------------------------------------
        Total loans, net of unearned
         income                         366,302     8,359    9.05%   358,085    24,314    9.08%  329,818    22,745       9.19%
                                       -----------------------------------------------------------------------------------------
        TOTAL INTEREST-EARNING ASSETS   586,937    12,219    8.26%   577,447    35,795    8.29%  529,266    32,929       8.29%
                                       -----------------------------------------------------------------------------------------

Noninterest-earning assets               33,961                       32,920                      30,361
                                       --------                     --------                    --------
          TOTAL ASSETS                 $620,898                     $610,367                    $559,627
                                       ========                     ========                    ========

                                        ----------------------------------------------------------------------------------------
  LIABILITIES & SHAREHOLDERS' EQUITY
Deposits
  Interest-bearing deposits
          Interest bearing checking    $ 59,407    $  275    1.84%  $ 58,884    $  813    1.85% $ 55,377    $  768       1.85%
          Savings and money market      147,228     1,205    3.25%   141,625     3,339    3.15%  141,735     3,384       3.18%
          Time Dep greater than
           $100,000                      76,169     1,071    5.58%    80,729     3,323    5.50%   34,925     1,384       5.28%
          Time Dep less than
           $100,000                      86,885     1,149    5.25%    86,719     3,391    5.23%   79,978     3,167       5.27%
                                       -----------------------------------------------------------------------------------------
          Total interest-bearing
           deposits                     369,689     3,700    3.97%   367,957    10,866    3.95%  312,015     8,703       3.72%

Federal funds purchased & securities
 sold under agreements to repurchase     86,186     1,159    5.34%    84,922     3,349    5.27%   95,776     3,725       5.18%
Other borrowings                         21,374       317    5.88%    16,665       744    5.97%   15,774       666       5.62%
                                       -----------------------------------------------------------------------------------------
     TOTAL INTEREST-BEARING LIABILITIES 477,249     5,176    4.30%   469,544    14,959    4.26%  423,565    13,094       4.12%

Non-interest bearing deposits            81,755                       79,607                      73,486
Accrued expenses and other liabilities    8,514                        8,090                       7,053
                                       --------                     --------                    --------
     TOTAL LIABILITIES                  567,518                      557,241                     504,104

SHAREHOLDERS' EQUITY                     53,380                       53,126                      55,523
                                       --------                     --------                    --------
     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY             $620,898                     $610,367                    $559,627
                                       ========                     ========                    ========
Interest rate spread                                         3.96%                        4.03%                          4.17%
     Impact of noninterest-bearing
      liabilities                                            0.80%                        0.79%                          0.82%
                                                   ---------------              ---------------                -----------------
     Net interest income/margin on
      earning assets                               $7,043    4.76%              $20,836   4.82%                $19,835   4.99%
================================================================================================================================

(1) Average balances and yields exclude unrealized gains and losses on available-for-sale securities.
(2) Interest income includes the effects of taxable-equivalent adjustments using a blended Federal and State income tax rate of 41% to increase tax exempt interest income to a taxable-equivalent basis.
(3) Nonaccrual loans are included in the average asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in
     Note 5 to the condensed consolidated financial statements.

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

Date:    November 12, 1997

TOMPKINS COUNTY TRUSTCO, INC.


By:  /s/ James J. Byrnes
     -------------------
         JAMES J. BYRNES
         Chairman of the Board,
         President and Chief Executive Officer



By:  /s/ Richard D. Farr
     -------------------
         RICHARD D. FARR
         Senior Vice President and
         Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT NUMBER               DESCRIPTION                           PAGES
--------------               -----------                           -----

Exhibit 27                   Financial Data Schedule