Form 10-K
period 1997-12-31
TOMPKINS COUNTY TRUSTCO INC
filed 1998-03-27
CIK 1005817

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

             FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 1997

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

The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $138,173,866 on March 16, 1998, based on the closing sales price of the registrant's common stock, $.10 par value (the "Common Stock"), as reported on the American Stock Exchange, Inc. as of such date.

The number of shares of the registrant's Common Stock outstanding as of March 16, 1998 was 4,843,190 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders for the fiscal year ended December 31, 1997 (the "Annual Report") filed with the Securities and Exchange Commission on March 27, 1998 is incorporated herein by reference (Parts I and II).

Proxy Statement (the "Proxy Statement") filed with the Securities and Exchange Commission on March 27, 1998 in connection with the 1998 Annual Meeting of Stockholders is incorporated herein by reference (in Part III).

                                     PART I

ITEM 1.    BUSINESS

GENERAL  DEVELOPMENT  OF  BUSINESS
     Tompkins County Trustco, Inc. (the "Company") was incorporated under the laws of the State of New York on March 6, 1995, and is a bank holding company registered with the Federal Reserve Board ("FRB") under the Bank Holding Company Act of 1976, as amended. The principal offices of the Company and its wholly-owned operating subsidiary, Tompkins County Trust Company ("the Bank"), are located at The Commons, P.O. Box 460, Ithaca, New York 14851, and its telephone number is 607-273-3210. The Bank is a commercial bank chartered in New York State, which has operated in the community of Ithaca, New York and environs since 1836.

     On January 1, 1996, the Company consummated a corporate reorganization (the "Reorganization") pursuant to which, the Company became the sole shareholder of, and holding company for, the Bank. All outstanding shares of common stock of the Bank were converted, on a one-for-one basis, into all of the outstanding shares of common stock of the Company. As a result of the Reorganization, the Company's primary asset is the common stock of its wholly-owned subsidiary, the Bank.

     The Company engages in no substantial business activities other than activities related to its ownership of the Bank. Unless the context otherwise requires, all references herein to the "Company" include its wholly-owned operating subsidiary, the Bank.

STOCK  REPURCHASE  TRANSACTIONS
     In October 1996, the Company repurchased 244,371 shares of its own common stock in a privately negotiated sale from an unrelated third party. The stock was purchased at a price of $27.50 per share, for a total purchase price of $6.7 million. The shares have been returned to the status of authorized and unissued shares. In May 1997, the Company repurchased 80,000 shares in a privately negotiated transaction. The shares, which have been returned to the status of authorized but unissued, were purchased at $33.38 per share for a total purchase price of $2.67 million.

     In November 1996, the board of directors approved a stock repurchase program, which authorizes the repurchase of up to $3 million in common stock in open market transactions. No open market transactions have been completed under this program.

BRANCH ACQUISITION
     In November 1996, the Bank acquired all deposits and selected assets of the Odessa branch office of the First National Bank of Rochester. The acquisition of the Odessa office, with approximately $10 million in deposits, represents the Bank's first banking office outside of Tompkins County. Odessa, New York is in Schuyler County, which is adjacent to Tompkins County.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
     The Company's primary revenue source is interest income derived from loans and securities. The Company offers a broad range of short to medium-term business and personal loans and consumer leases. Commercial loans include both collateralized and uncollateralized loans for working capital (including inventory and receivables), business expansion (including real estate acquisitions and improvements), and purchases of equipment and machinery. Consumer loans include collateralized and uncollateralized loans for financing automobiles, boats, home improvements, and personal investments. A detailed analysis of the Company's financial condition and results of operations is included in the Management Discussion & Analysis section of the Company's 1997 Annual Report to Shareholders (Annual Report), incorporated by reference under
Item 8, herein.

NARRATIVE DESCRIPTION OF BUSINESS
     The Company conducts commercial and consumer banking business, which primarily consists of attracting deposits from the areas served by its banking offices and using those deposits to originate a variety of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate). The Company's principal expenses are interest paid on deposits, interest on borrowings, and operating and general administrative expenses. Funding sources, other than deposits include: borrowing, securities sold under agreements to repurchase, and cash flow from operations, lending, and investing activities.

     The Company conducts trust and investment management services through its Trust and Investment Services Division. The Trust and Investment Services Division provides a full range of money management services, including investment management accounts, custody accounts, living trusts, life insurance trusts, standby trusts, retirement plans and rollovers, will trusts, estate settlement, and financial planning.

     As is the case with banking institutions generally, the Company's operations are materially and significantly influenced by general local and national economic conditions and related monetary and fiscal policies of the Federal government. Operations may also be significantly influenced by regulatory policies of various Federal and State agencies, which regulate various aspects of the Company's business. Deposit flows and cost of funds are influenced by returns on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, competing interest rates, and other factors affecting local demand and availability of funds. The Company faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. See "-COMPETITION."

     The Company's primary source of income is interest earned from its loan and
securities  portfolios,   which  is  discussed  more  fully  in  the  Management
Discussion and Analysis section of the Annual Report.

LENDING ACTIVITIES
     A discussion of the Company's lending activities is included in the Management Discussion and Analysis section of the Annual Report. As of December 31, 1997, management is not aware of any potential problem loans, or loans classified for regulatory purposes as Substandard, Doubtful, or Loss, which have not been disclosed as nonperforming assets in the Annual Report.

REAL ESTATE MORTGAGE LOANS
     The Company originates mortgage loans to businesses to finance the acquisition and holding of commercial real estate, and to individuals for residential real estate purchases and financing. The Company requires mortgage title insurance, flood insurance, and hazard insurance in amounts deemed appropriate by management or required by law. Escrow accounts for the payment of real estate taxes and insurance may also be required. The Company's real estate mortgage loans primarily are underwritten in the Company's primary market area on the basis of the value of the underlying real property. The Company carefully manages environmental risks in its real estate loan portfolio. Primary risks associated with real estate lending include the borrower's inability to repay the debt and a reduction in collateral value.

COMMERCIAL LENDING
     The Company offers a variety of commercial loan services including term loans, demand loans, lines of credit, purchased accounts receivables, leasing, and equipment financing. A broad range of short-to-medium term commercial loans, both collateralized and uncollateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements), and the purchase of equipment and machinery. The purpose of a particular loan generally determines its structure. Commercial loans include loans that support local not-for-profit corporations.

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

LEASE FINANCING
     The Company's lease portfolio is comprised primarily of leases on vehicles and equipment for small businesses and individuals. The terms of these loans and leases typically range from 12 to 180 months and vary based upon the type of collateral and amount of the lease. The current lease portfolio is comprised substantially of direct lease financing of new and used automobiles. Marketing efforts in 1997 have resulted in growth in the commercial leasing portfolio, which is expected to continue in 1998.

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

     Purchases of securities, other than obligations of states and political subdivisions thereof, are classified as available-for-sale, though it is generally management's intent to hold all securities to maturity. Securities available-for-sale may be used to enhance total return, provide additional liquidity, or reduce interest rate risk. Securities classified as held-to-maturity are comprised of obligations of states and political subdivisions thereof. The Company's current policy is to invest in instruments with maturities between one and fifteen years. A desired maturity curve is determined by the asset\liability management committee consistent with the desired interest rate sensitivity. The accounting treatment of the Company's securities is addressed in Note 1 of the Notes to the Consolidated Financial Statements of the Annual Report.

     Information regarding the amortized cost and fair value of the securities portfolio for the years ended 1997 and 1996 is presented in Note 2 of the Notes to Financial Statements of the Annual Report. The amortized cost and fair value of the securities portfolio for the year ended 1995 is presented in Table 1 below.


TABLE 1                                         SECURITIES
===================================================================================================================
                                                Available-for-Sale                        Held-to-Maturity
December 31, 1995                        Amortized Cost     Fair Value             Amortized Cost     Fair Value
-------------------------------------------------------------------------------------------------------------------
(In Thousands)
U.S. Treasury Securities & Obligations
    of U.S. Government Agencies             $127,013         $128,381               $      0          $     0
Mortgage-Backed Securities                    13,451           13,633
Obligations of State and Political
    Subdivisions                                   0                0                 38,908           40,219
U.S. Corporate Debt Securities                 2,999            3,016                      0                0
Equity Securities                              1,596            1,596                      0                0
-------------------------------------------------------------------------------------------------------------------
                                            $145,059         $146,626                $38,908          $40,219
===================================================================================================================

TRUST AND INVESTMENT MANAGEMENT SERVICES
     The Company, through its Trust and Investment Services Division, provides trust and investment management services to residents of its primary market area, and to those who have relocated outside of Tompkins County and retained their trust relationships with the Company. Additionally, the Company provides financial planning and alternative investments through its relationships with the INVEST Financial Corporation and Fidelity Investments Incorporated. The Company also provides pension and 401(k) benefits administration to small businesses.

     The Trust and Investment Services Division continues to add services as part of the Company's strategy to sharpen competitive performance and expand markets. In December 1996, the Trust and Investment Services Division began providing custodial services for the Company's securities portfolio. In 1997, The Company formed an alliance with another community bank, in which the Company began providing Trust and Investment Services through the newly formed trust department of the other bank.

DEPOSITS
     Deposit services include time deposits, individual retirement accounts ("IRAs"), checking and other demand deposit accounts, NOW accounts, savings accounts, and money market accounts. Transaction accounts and time deposits are tailored to the principal market area at rates competitive to those in the area. All deposit accounts are insured under the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to the maximum limits permitted by law. The Company solicits deposit accounts from small businesses, professional firms, households, and educational and governmental institutions located throughout its primary market area. Total deposits represented 84% of total liabilities on December 31, 1997. Scheduled maturities of time deposits are detailed in Note 6 of the Annual Report.

MARKET AREA
     Tompkins County, New York is the Company's primary market area. The Company has ten full service branch facilities located in Tompkins County, and one full service facility located in Schuyler County, New York, which is adjacent to Tompkins County. The Company's deposit gathering, lending markets and trust and investment management services are concentrated in the communities surrounding its offices in Ithaca, New York. Management believes its offices are located in an area serving small and mid-sized businesses; and serving low, middle and upper income communities.

     Tompkins County has an estimated resident population of approximately 97,000 people, with approximately 34,000 households, and an average household income of approximately $44,000. Education plays a significant role in the local economy with Cornell University and Ithaca College being two of the county's major employers. Unemployment in the county has historically remained well below the State average, and was 3.1% in December 1997, compared to a State average of 5.7%. Job growth in the county for the twelve months ended December 31, 1997, totaled 2.98%, compared to total job growth for the State of 1.42%.

MARKET FOR SERVICES
     The Company's principal markets are the established and expanding small businesses; and the low, moderate, and high income households within Tompkins and surrounding counties. Management believes its focus on professional personalized service, and the Bank's unique situation as the only commercial bank headquartered in Ithaca, NY, contribute to the Company's competitiveness as a leading provider of financial services in Tompkins County.

     The Company continues to invest in technologies that allow customers to access Bank products and services from anywhere in the country. This technology has allowed the Bank to retain customers who have moved outside of the Bank's principal market area, and attract customers for certain products from outside the Bank's principal market area. In 1997, the Trust and Investment Services Division served customers in more than 40 states. Other products such as credit cards, debit cards, telephone banking, and PC banking have greatly expanded access to Trust Company products and services from outside the Bank's primary market area.

COMPETITION
     The Company encounters strong competition in making loans, attracting deposits, and providing trust and investment services. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges, the quality and scope of the services rendered, and the convenience of banking facilities.

     The deregulation of the banking industry, the widespread enactment of state laws that accommodate interstate multi-bank holding companies, and an increasing level of interstate banking have created a highly competitive environment for commercial banking in the Company's primary market area. In one or more aspects of its business, the Company competes with other commercial banks, savings institutions, credit unions, mortgage bankers and brokers, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries operating in Tompkins County and elsewhere. Many of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits; and may offer certain services the Company does not currently provide. In addition, many non-bank competitors, such as credit unions, are not subject to the same extensive Federal regulations that govern bank holding companies and Federally insured banks.

     The Company primarily focuses on providing personalized banking and trust and investment services to businesses and individuals within the market area where its banking offices are located. As the only independent community bank headquartered in Ithaca, NY, management believes the Company's community commitment and personalized service are factors that contribute to the Company's competitiveness.

     Customers are solicited through the personal efforts of the Company's officers and employees. Management believes a locally-based bank can possess a clearer understanding of local commerce and the needs of local businesses. Consequently, management expects to be able to make prudent lending decisions quickly and more equitably than many of its competitors without compromising asset quality or the Company's profitability.

     The Company recognizes that its employees are the key to providing a high level of personal service. During 1997, the Company invested approximately $100,000 in formal education of its employees, and provides ongoing internal training to ensure employees are knowledgeable of the Company's products and services.

     The Company offers state-of-the-art facilities, convenient office locations and service hours, an extensive ATM network, telephone banking services, PC banking services, electronic bill payment services, and a wide variety of financial products. Management periodically reviews the scope of the Company's products and services to assess whether additional products or services should be offered, giving consideration to customer demand, market opportunities, and available resources.

REGULATION

     As a registered bank holding company, the Company is subject to examination and comprehensive regulation by the FRB, and the Bank is subject to examination and comprehensive regulation by the FDIC and the New York State Banking Department ("NYSBD"). Each of these agencies issues regulations and requires the filing of reports describing the activities and financial condition of the entities under its jurisdiction. Likewise, such agencies conduct examinations on a recurring basis to evaluate the safety and soundness of the institution and test compliance with various regulatory requirements relating to: Consumer Protection, Fair Lending, the Community Reinvestment Act, sales of non-deposit investments, electronic data processing, and trust department activities.

     Under FRB regulations, the Company may not, without providing prior notice to the FRB, purchase or redeem its own Common Stock if the gross consideration for the purchase or redemption, combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to ten percent or more of the Company's consolidated net worth. Additionally, FRB policy provides that dividends shall not be paid except out of current earnings and unless prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality, and overall financial condition.

     The FRB and FDIC have promulgated capital adequacy guidelines that are considered by the agencies in examining and supervising a bank or bank holding company; and in analyzing any applications a bank or holding company may make to the appropriate agency. In addition, for supervisory purposes the agencies have promulgated regulations establishing five categories of capitalization, ranging from well capitalized to critically undercapitalized, depending upon the level of capitalization and other factors. Currently, the Company and the Bank maintain leverage and risk-based capital ratios above the required levels and are considered well capitalized under the FRB and FDIC regulations. A comparison of the Company's capital ratios and the various regulatory requirements is included in Note 15 of the Notes to Consolidated Financial Statements of the Annual Report.

     Bank deposit accounts are insured by the BIF, generally in amounts up to $100,000 per depositor. The FDIC has the power to terminate a bank's insured status or to temporarily suspend it under special conditions. Deposit insurance coverage is maintained by payment of premiums assessed to banks insured by the BIF.

     Based upon the capital strength of the Bank and a favorable FDIC risk classification, the Bank is not currently subject to BIF insurance assessments. Beginning in January 1997, the Bank, and all BIF insured banks, are subject to special assessments to repay Financing Corporation (FICO) bonds, which were used to repay depositors of failed Savings and Loan Associations after the former
Federal  Savings  and  Loan  Insurance  Fund  became   insolvent.   The
special assessments attributable to the FICO bonds added approximately $50,000 to the Company's operating expenses in 1997, compared to 1996.

EMPLOYEES
     At December 31, 1997, the Company employed 235 employees, approximately 45 of which are part-time. No employees are covered by a collective bargaining agreement and the Company believes its employee relations are excellent.

ITEM 2.    PROPERTIES

     The following table provides information with respect to the Company's facilities:


LOCATION                          FACILITY TYPE                 SQUARE FEET         OWNED/LEASED
--------                          -------------                 -----------         ------------
The Commons                       Main Office                        23,900            Owned
Ithaca, NY

119 E. Seneca Street              Trust and Investment Services      18,550            Owned
Ithaca, NY

121 E. Seneca Street              Administration                     18,900            Owned
Ithaca, NY

Rothschilds Building              Operations                         20,500            Leased
The Commons
Ithaca, NY

Campus Store                      Cornell Campus Branch Office          400            Leased
Central Avenue
Cornell University

905 Hanshaw Road                  Community Corners                     790            Leased
Ithaca, NY                        Branch Office

139 North Street Extension        Dryden Branch                       2,250            Owned
Dryden, NY                        Office

1020 Ellis Hollow Road            East Hill Plaza Branch                650            Leased
Ithaca, NY

775 S. Meadow St.                 Plaza Branch Office                 2,280            Owned
Ithaca, NY

Pyramid Mall                      Pyramid Mall Branch Office            610            Leased
Ithaca, NY

116 E. Seneca St.                 Seneca Street                         775            Owned
Ithaca, NY                        Drive-In

2251 N. Triphammer Rd.            Triphammer Road Branch Office       3,000            Leased
Ithaca, NY

2 W. Main Street                  Trumansburg Branch Office           2,720            Owned
Trumansburg, NY

701 W. Seneca St.                 West End Branch Office              2,150            Leased
Ithaca, NY

2230 N. Triphammer Rd.            Kendall Branch                        204            Leased
Ithaca, NY                        Part Time Office

100 Main Street                   Odessa Branch Office                3,115            Owned
Odessa, NY

     Management believes the Company's facilities are suitable for their present intended purposes and adequate for the Company's current level of operations. The lease terminations for the Company's currently leased properties range from January 1998 to July 2042.


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


ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                             EXECUTIVE
NAME                     AGE                 POSITION                      OFFICER SINCE
----                     ---                 --------                      -------------
James J. Byrnes          56                  Chairman of the               January 1989
                                             Board, President and
                                             Chief Executive Officer

Francis E. Benedict      58                  Executive Vice President *    December 1984

Richard D. Farr          45                  Senior Vice President         December 1988
                                             and Chief Financial Officer

Thomas J. Smith          57                  Senior Vice President         December 1984

Donald S. Stewart        53                  Executive Vice President      December 1984

Lawrence A. Updike       52                  Senior Vice President         December 1988

* Effective December 31, 1997, Mr. Benedict retired as an executive officer; however, he remains with the bank as a contract employee, performing many of the same duties in an advisory capacity.

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

DONALD S. STEWART has been employed by the Company since 1972, served as Senior Vice President in charge of trust and investment services since December 1984, and was promoted to Executive Vice President in 1997.

LAWRENCE A. UPDIKE has been employed by the Company since 1965 and has served as Senior Vice President in charge of operations and systems since December 1988.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

     (SEE NOTES 1, 2 & 3 BELOW)              MARKET PRICE              CASH
                                      HIGH                 LOW    DIVIDENDS PAID

1996    1st Quarter                  $32.00               27.50         .26
        2nd Quarter                   31.50               21.50         .27
        3rd Quarter                   28.00               23.75         .27
        4th Quarter                   34.25               25.75         .30

1997    1st Quarter                  $34.75               31.63         .30
        2nd Quarter                   35.75               32.13         .30
        3rd Quarter                   38.06               34.88         .32
        4th Quarter                   43.25               38.13         .32

Note 1: The range of reported high and low transaction prices reflects inter-dealer prices without retail mark-up, mark-down or commission and do represent actual transactions as quoted on the Nasdaq National Market or American Stock Exchange. The Company's stock was traded on the Nasdaq Market in 1996 and during January of 1997. Effective February 3, 1997, the Company's stock began trading on the American Stock Exchange. As of March 16, 1998, there were approximately 992, shareholders of record.

Note 2: On February 10, 1998, the Company announced that its board of directors had approved a 3-for-2 stock split in the form of a stock dividend (the "Stock Split"), payable on March 15, 1998, to shareholders of record on March 1, 1998. The above market prices and cash dividends have not been adjusted for the effect of the Stock Split.

Note 3: Cash dividends were paid on the 15th day of March, June, September and December of each year.


ITEM 6.    SELECTED FINANCIAL DATA

     "Selected Financial Data" contained on page 7 of the Annual Report is incorporated by reference herein.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management Discussion & Analysis of Financial Condition & Results of Operations" contained on pages 28-40 of the Annual Report is incorporated by reference herein.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and Qualitative Disclosures about market risk are contained on pages 38-39, of the "Management Discussion & Analysis of Financial Condition & Results of Operations" section of the Annual Report, incorporated by reference herein.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated by reference are the following sections of the Annual Report:

     Consolidated Statements of Condition as of December 31, 1997 and 1996 contained on page 8 of the Annual Report;

     Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995 contained on page 9 of the Annual Report;

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995 contained on page 10 of the Annual Report;

     Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1997, 1996 and 1995 contained on page 11 of the Annual Report; and

     Notes to Consolidated Financial Statements contained on pages 12-26 of the Annual Report.

     Report of KPMG Peat Marwick LLP, Independent Auditors, contained on page 27 of the Annual Report;


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)    The following documents are filed as part of this report:

           (1)   THE   FOLLOWING   FINANCIAL   STATEMENTS  OF  THE  COMPANY  AND
                 INDEPENDENT AUDITOR'S REPORT ARE INCORPORATED BY REFERENCE HEREIN AS SPECIFIED IN ITEM 8:

                 Consolidated Statements of Condition as of December 31, 1997 and 1996

                 Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995

                 Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

                 Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

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

    (b)    Reports on Form 8-K

                 None.

    (c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report. See Exhibit Index on page 18.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      TOMPKINS COUNTY TRUSTCO, INC.

      By: /s/ JAMES J. BYRNES
         -----------------------------------------
              James J. Byrnes
              Chairman of the Board, President and
              Chief Executive Officer

      Date: March 20, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


SIGNATURE                                 CAPACITY                                 DATE
---------                                 --------                                 ----

/s/ JAMES J. BYRNES                       Chairman of the Board, President         March 20, 1998
---------------------------               and Chief Executive Officer
    James J. Byrnes

/s/ RICHARD D. FARR                       Senior Vice President and                March 20, 1998
---------------------------               Chief Financial Officer
    Richard D. Farr

                                          Director
---------------------------
John E. Alexander

/s/ REEDER D. GATES                       Director                                 March 24, 1998
---------------------------
Reeder D. Gates

/s/ WILLIAM W. GRISWOLD                   Director                                 March 26, 1998
---------------------------
William W. Griswold

/s/ CARL E. HAYNES                        Director                                 March 26, 1998
---------------------------
Carl E. Haynes

/s/ EDWARD C. HOOKS                       Director                                 March 25, 1998
---------------------------
Edward C. Hooks

/s/ RICHARD T. HORN, JR.                  Director                                 March 25, 1998
---------------------------
Robert T. Horn, Jr.

/s/ BONNIE H. HOWELL                      Director                                 March 25, 1998
---------------------------
Bonnie H. Howell

/s/ LUCINDA A. NOBLE                      Director                                 March 24, 1998
---------------------------
Lucinda A. Noble



SIGNATURE                                 CAPACITY                                 DATE
---------                                 --------                                 ----

---------------------------               Director
Frank H. T. Rhodes

/s/ HUNTER R. RAWLINGS, III               Director                                 March 25, 1998
---------------------------
Hunter R. Rawlings, III

/s/ THOMAS R. SALM                        Director                                 March 25, 1998
---------------------------
Thomas R. Salm

/s/ MICHAEL D. SHAY                       Director                                 March  24, 1998
---------------------------
Michael D. Shay

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

Exhibit
Number          Title Of Exhibit                                          Page
-------         ----------------                                          ----

2. Agreement and Plan of Reorganization, dated as of March 14, 1995, among the Bank, the Company and the Bank Interim Bank (1)

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

13 Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1997.

21         Subsidiaries of Registrant (2)

23         Consent of KPMG Peat Marwick LLP

27         Financial Data Schedule

----------------

(1) Incorporated by reference herein to the identically numbered exhibit of the Form 8-A.
(2) Incorporated by reference to the identically numbered exhibits of the Form 10-K.