Form 10-Q
period 1998-03-31
TOMPKINS COUNTY TRUSTCO INC
filed 1998-05-15
CIK 1005817

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-12709


                          TOMPKINS COUNTY TRUSTCO, INC.
             (Exact name of registrant as specified in its charter)

           NEW YORK                                      16-1482357
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

THE COMMONS, P.O. BOX 460, ITHACA, NY                    14851
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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

                CLASS                        OUTSTANDING AS OF  MAY 4, 1998
     ----------------------------            ------------------------------
     Common Stock, $.10 par value                   4,843,490 shares

                          TOMPKINS COUNTY TRUSTCO, INC.

                                    FORM 10-Q

                                      INDEX



PART I - FINANCIAL INFORMATION
                                                                            PAGE
         ITEM 1 - FINANCIAL  STATEMENTS  CONDENSED   CONSOLIDATED
                  STATEMENTS  OF  CONDITION  AS OF MARCH 31, 1998
                  AND DECEMBER 31, 1997                                    3

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR
                  THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                                                           4
                  CONSOLIDATED  STATEMENTS  OF CASH FLOWS FOR THE
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                                                           5
                  CONSOLIDATED    STATEMENTS    OF   CHANGES   IN
                  SHAREHOLDERS' EQUITY FOR THE THREE MONTHS ENDED
                  MARCH 31, 1998 AND 1997
                                                                           6
                  NOTES  TO  CONDENSED   CONSOLIDATED   FINANCIAL
                  STATEMENTS
                                                                           7-10

         ITEM 2 - MANAGEMENT'S   DISCUSSION   AND   ANALYSIS   OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS            11-14

         ITEM 3 - QUALITATIVE AND QUALITATIVE  DISCLOSURES  ABOUT
                  MARKET RISK                                              15

                  AVERAGE  CONSOLIDATED  BALANCE  SHEET  AND  NET
                  INTEREST ANALYSIS                                        16

PART II - OTHER INFORMATION

          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                        17

SIGNATURES                                                                 18

EXHIBIT INDEX                                                              19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                                  (In thousands, except share data)
 ASSETS                                                                         AS OF       AS OF
                                                                              03/31/98    12/31/97
                                                                             ----------  ----------
 Cash & noninterest bearing balances
     due from banks                                                            $24,391      $22,089

 Federal funds sold                                                              1,000        3,000
 Available-for-sale securities, at fair value                                  194,447      176,660
 Held-to-maturity securities, fair value of $38,669
     in 1998 and $37,882 in 1997                                                37,771       36,911
 Loans/leases net of unearned income                                           378,253      377,184
 Less:  Reserve for loan/lease losses                                            4,991        4,979
----------------------------------------------------------------------------------------------------
                                                           NET LOANS/LEASES    373,262      372,205

 Bank Premises and Equipment                                                     6,743        6,832
 Other Assets                                                                    9,928        9,210
----------------------------------------------------------------------------------------------------
                                                               TOTAL ASSETS   $647,542     $626,907
----------------------------------------------------------------------------------------------------

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits:
      Interest bearing:
           Checking                                                             $7,059      $63,364
           Savings and money market                                            210,156      140,185
           Time                                                                189,635      185,436
      Noninterest bearing                                                       86,479       87,715
----------------------------------------------------------------------------------------------------
                                                             TOTAL DEPOSITS    493,329      476,700
 Securities Sold under agreements to repurchase and
      Federal funds purchased                                                   54,355       57,998
 Other Borrowings                                                               33,005       27,005
 Other Liabilities                                                               8,262        8,304
----------------------------------------------------------------------------------------------------
                                                          TOTAL LIABILITIES   $588,951     $570,007
----------------------------------------------------------------------------------------------------

 COMMITMENTS AND CONTINGENCIES

 Shareholders' equity:
      Common Stock - par value $.10 per share
      Authorized 7,500,000 shares; issued and outstanding
         4,892,346 in 1998 and 3,258,807 shares in 1997                           $489         $326
      Surplus                                                                   30,093       29,935
      Undivided Profits                                                         28,247       26,769
      Accumulated other comprehensive Income                                       715        1,074
      Treasury Stock - 29,727 shares in 1998, 30,069 shares
         in 1997                                                                  (565)        (571)
      Deferred I.S.O.P. benefit expense - 19,429 Shares 1998
         31,665 shares 1997.                                                      (388)        (633)
----------------------------------------------------------------------------------------------------
                                                 TOTAL SHAREHOLDERS' EQUITY    $58,591      $56,900
----------------------------------------------------------------------------------------------------
                                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $647,542     $626,907
====================================================================================================

 * See accompanying notes to condensed consolidated financial statements

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (In thousands, except share data)
                                                                                 03/31/98    03/31/97
                                                                                ----------  ----------
 INTEREST INCOME
Loans                                                                              $8,350      $7,847
Deposits with other banks
Federal funds sold                                                                     50         118
Available-for-sale securities                                                       3,109       2,855
Held-to maturity securities                                                           482         502
------------------------------------------------------------------------------------------------------
                                                         TOTAL INTEREST INCOME     11,991      11,322
------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits:
     Time certificates of deposits of $100,000 or more                              1,383       1,057
     Other Deposits                                                                 2,559       2,430
     Federal funds Purchased and Securities sold under
          agreements to repurchase                                                    715       1,059
     Borrowed funds                                                                   437         216
------------------------------------------------------------------------------------------------------
                                                        TOTAL INTEREST EXPENSE      5,094       4,762
------------------------------------------------------------------------------------------------------
                                                           NET INTEREST INCOME      6,897       6,560
------------------------------------------------------------------------------------------------------
                                        Less:  Provision for loan/lease losses        151         414
------------------------------------------------------------------------------------------------------
                     NET INTEREST INCOME AFTER PROVISION FOR LOAN/LEASE LOSSES      6,746       6,146
------------------------------------------------------------------------------------------------------

OTHER INCOME
Trust and investment services income                                                  960         819
Service charges on deposit accounts                                                   415         457
Credit card merchant income                                                           637         556
Other service charges                                                                 430         326
Other operating income                                                                190          80
Gain (loss) on available-for-sale securities                                          (95)          0
------------------------------------------------------------------------------------------------------
                                                            TOTAL OTHER INCOME      2,537       2,238
------------------------------------------------------------------------------------------------------

OTHER EXPENSES
Salary and wages                                                                    2,099       1,964
Pension and other employee benefits                                                   513         522
Net Occupancy Expense of bank premises                                                340         328
Furniture and fixture expense                                                         246         280
Credit Card Operating Expense                                                         569         494
Other operating expense                                                             1,355       1,067
------------------------------------------------------------------------------------------------------
                                                          TOTAL OTHER EXPENSES      5,122       4,655
------------------------------------------------------------------------------------------------------
                                                    INCOME BEFORE INCOME TAXES      4,161       3,729
------------------------------------------------------------------------------------------------------
                                                                  Income Taxes      1,476       1,298
------------------------------------------------------------------------------------------------------
                                                                    NET INCOME     $2,685      $2,431
------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE (BASIC)                                                 $0.56       $0.49
NET INCOME PER COMMON SHARE (DILUTED)                                               $0.54       $0.49
------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands, except share data)

                                                            Three Months Ended

                                                           03/31/98    03/31/97
                                                          ----------  ----------
 OPERATING ACTIVITIES
 Net income                                                 $2,685      $2,432
 Adjustments to reconcile net income to net cash
      provided by operating activities:
 Provision for loan/lease losses                               151         414
 Provision for depreciation and amortization                   257         259
 Net amortization on securities                                 66          41
 Provision (benefit) for deferred income taxes               1,217           0
 Net loss on sale of investments                                95           0
 Net (gain) loss on sale of loans                               (3)          0
 Net (gain) loss on sales of bank premises and equipment         4          (4)
 ISOP shares released for allocation                           351           5
 (Increase) decrease in other assets                          (743)       (527)
 (Decrease) Increase in other liabilities                     (999)      1,338
--------------------------------------------------------------------------------

 NET CASH PROVIDED BY OPERATING ACTIVITIES                   3,081       3,958
--------------------------------------------------------------------------------

 INVESTING ACTIVITIES
 Proceeds from maturities of available-for-sale securities  25,981       6,182
 Proceeds from sales of available-for-sale securities       19,905           0
 Proceeds from maturities of held-to maturity securities     2,859       4,736
 Purchases of available-for-sale securities                (64,431)    (17,191)
 Purchases of held-to-maturity securities                   (3,741)     (5,242)
 Proceeds from sale of loans                                   584         539
 Net increase in loans                                      (1,789)       (925)
 Proceeds from sale of bank premises and equipment               1           4
 Purchases of bank premises and equipment                     (148)       (256)

--------------------------------------------------------------------------------

 NET CASH USED IN INVESTMENT ACTIVITIES                    (20,779)    (12,153)
--------------------------------------------------------------------------------

 FINANCING ACTIVITIES
 Net increase in demand deposits,
     money market accounts, and savings accounts            12,429      11,045
 Net increase in time deposits                               4,200       7,675
 Net decrease in securities sold under agreements to
     repurchase and Federal funds purchased                 (3,643)     (1,258)
 Net increase (decrease) in other borrowings                 6,000      (1,000)
 Cash dividends                                             (1,044)       (988)
 Sale of treasury stock                                         10           9
 Proceeds from issuance of common stock                         49           0
--------------------------------------------------------------------------------

 NET CASH PROVIDED BY FINANCING ACTIVITIES                  18,001      15,483
--------------------------------------------------------------------------------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          303       7,288
 Cash and Cash Equivalents at beginning of Period           25,088      25,319
 TOTAL CASH & CASH EQUIVALENTS AT END OF PERIOD            $25,391     $32,607
================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                            (In thousands, except share data)

                                                                                     Accumulated      Deferred
                                                                                        Other           ISOP
                                              Common  Treasury            Undivided  Comprehensive     Benefit
                                              Stock    Stock    Surplus    Profits      Income         Expense     Total
 =======================================================================================================================
 BALANCES AT
 JANUARY 1,  1997*                              $334    ($604)  $32,529     $20,925            $66       ($637)  $52,613
 -----------------------------------------------------------------------------------------------------------------------

 Net income                                                                   2,432                                2,432
 Common stock issued
 Cash dividends ($0.20/Share)                                                  (988)                                (988)
 Treasury stock sold                                        8         1                                                9
 Change in net unrealized gain (loss) on
    available-for-sale securities,  net                                                       (942)                 (942)
 of taxes
 ISOP Shares released for allocation                                  1                                      4         5

 -----------------------------------------------------------------------------------------------------------------------

 BALANCES AT
 MARCH 31, 1997                                 $334    ($596)  $32,531     $22,369          ($876)      ($633)  $53,129
 -----------------------------------------------------------------------------------------------------------------------


 =======================================================================================================================
 BALANCES AT
 JANUARY 1,  1998                               $326    ($571)  $29,935     $26,769         $1,074       ($633)  $56,900
 -----------------------------------------------------------------------------------------------------------------------

 Net income                                                                   2,685                                2,685
 Common stock issued                                                 49                                               49
 Cash dividends ($0.21/Share)                                                (1,044)                              (1,044)
 Treasury stock sold                                        6         3                                                9
 Change in net unrealized gain (loss) on
    available-for-sale securities,  net                                                       (359)                 (359)
 of taxes
 ISOP Shares released for allocation                                106                                    245       351
 Effect of 3 for 2 stock split in
    the form of a stock dividend                 163                           (163)
 -----------------------------------------------------------------------------------------------------------------------
 BALANCES AT
 MARCH 31, 1998                                 $489    ($565)  $30,093     $28,247           $715       ($388)  $58,591
 =======================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS

Tompkins County Trustco, Inc. (the "Company") is a registered bank holding company, organized under the laws of New York State. On April 26, 1995, the shareholders of Tompkins County Trust Company (the "Trust Company") approved a proposal to revise its corporate structure by establishing the Company as a one bank holding company. On January 1, 1996, the Trust Company became a wholly owned subsidiary of the Company and all issued and outstanding shares of Trust Company common stock were converted to shares of the Company's common stock. The holding company formation was accounted for similar to a pooling of interests. Accordingly, the financial information included herein combines the results of operations, and the assets, liabilities, and shareholders equity of the Company and the Trust Company for all periods presented. The Trust Company traces its charter back to 1836 and provides loan, deposit, and trust and investment services to its customers primarily in Tompkins County, New York.

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

The accompanying interim condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K and related notes for the year ended December 31, 1997.

The condensed consolidated financial statements included herein reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at March 31, 1998, and December 31, 1997, and the results of operations for the three months ended March 31, 1998 and 1997. Certain reclassifications have been made to prior period amounts for consistency in reporting.

3.       STOCK SPLIT

On February 10, 1998, the Company announced that its board of directors approved a 3-for-2 stock split in the form of a dividend (the "Stock Split"), payable on March 15, 1998, to shareholders of record on March 1, 1998. All share and per share data in the consolidated financial statements and notes thereto have been retroactively adjusted to reflect the Stock Split.

4.       STOCK REPURCHASE PROGRAM

In November 1996, the board of directors approved a stock repurchase program, which authorizes the repurchase of up to $3 million in common stock of the Company in open market transactions. No open market transactions have been completed under this program. On May 14, 1997, the Company repurchased 120,000 shares of its common stock in a privately negotiated transaction. The shares, which have been returned to the status of authorized and unissued, were purchased at $22.25 per share, for a total purchase price of $2.67 million.

5.       SECURITIES

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

As of March 31, 1998, net unrealized gains on securities classified as available-for-sale totaled $1.2 million, resulting in an after tax increase to shareholders' equity of $715,000. As of December 31, 1997, available-for-sale securities had net unrealized gains of $1.9 million, resulting in an after tax shareholders' equity capital increase of $1.1 million.

6.       LOANS/LEASES

Loans/leases are reported at their principal outstanding balance net of charge-offs, deferred loan fees and costs, and unearned income. The Company provides motor vehicle and equipment financing to its customers through direct financing leases. These leases are carried at the aggregate lease payments receivable, plus estimated residual values, less unearned income. Unearned income on direct financing leases is amortized over the lease terms resulting in a level rate of return.

Loans/leases, including impaired loans/leases, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans/leases are well secured and in the process of collection. Loans/leases that are past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. Loans/leases may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable time period, and there is a sustained period of repayment performance by the borrower in accordance with the contractual terms of the loan agreement. Payments received on loans/leases carried as nonaccrual are generally applied as a reduction to principal. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis.

The Company's recorded investment in loans/leases considered impaired was $1.3 million on March 31, 1998, and the average recorded investment in impaired loans/leases was $1.3 million through the first three months of 1998. Included in this amount was $720,000 of impaired loans/leases for which related reserves total $313,000. The recorded investment in impaired loans/leases as of December 31, 1997, was $1.4 million. The December 31, 1997 amount includes $806,000 of impaired loans/leases which had related reserves of $329,000. The effect on interest income from impaired loans/leases was not material during the first three months of 1998.

7.       EARNINGS PER SHARE

On December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which requires dual presentation of "Basic EPS" and "Diluted EPS" on the face of the income statement for all entities with complex capital structures. All prior period EPS data has been restated to conform to the provisions of this statement. A computation of Basic EPS and Diluted EPS for the three month periods ending March 31, 1998 and 1997, is presented in the table below.


                                                                                 Average          Per
  Period Ending March 31, 1998                                     Income         Shares         Share
  (In thousands except share and per share data)                 (Numerator)   (Denominator)    Amount
  ----------------------------------------------------------------------------------------------------
  BASIC EPS
  INCOME AVAILABLE TO COMMON SHAREHOLDERS                            2,685       4,835,910        0.56

  EFFECT OF DILUTIVE SECURITIES
  OPTIONS                                                                           92,331

  DILUTED EPS
  INCOME AVAILABLE TO COMMON SHAREHOLDERS PLUS ASSUMED               2,685       4,928,241        0.54
  ----------------------------------------------------------------------------------------------------

                                                                                 Average          Per
  Period Ending March 31, 1997                                     Income         Shares         Share
  (In thousands except share and per share data)                 (Numerator)   (Denominator)    Amount
  ----------------------------------------------------------------------------------------------------
  BASIC EPS
  INCOME AVAILABLE TO COMMON SHAREHOLDERS                            2,431       4,941,462        0.49

  EFFECT OF DILUTIVE SECURITIES
  OPTIONS                                                                           44,826

  DILUTED EPS
  INCOME AVAILABLE TO COMMON SHAREHOLDERS PLUS ASSUMED               2,431       4,986,288        0.49
  ----------------------------------------------------------------------------------------------------


8.       ACCOUNTING CHANGES

Effective January 1, 1998, the Company adopted the remaining provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which relate to accounting for securities lending, repurchase agreements, and other secured financing activities. These provisions, which were delayed for implementation by SFAS No. 127, are not expected to have a material impact on the Company. In addition, the Financial Accounting Standards Board is considering certain amendments and interpretations of SFAS No. 125, which if enacted in the future, could affect the accounting for transactions with in their scope.

On January 1, 1998 the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes the reported net income of a company, adjusted for items that are currently accounted for as direct entries to equity. These items may include mark-to-market adjustments on securities available-for-sale, foreign currency items, and minimum pension liability adjustments.

At the Company, comprehensive income represents net income plus other comprehensive income, which consists of net change in unrealized gains or losses on securities available-for-sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available-for-sale as of the balance sheet dates.

Comprehensive income for the three-month periods ended March 31, 1997 and 1998 is summarized in the table below:

(In thousands)
-------------------------------------------------------------------------------
                                                             03/31/98  03/31/97
-------------------------------------------------------------------------------
NET INCOME                                                     $2,685    $2,431
Unrealized holding gains (losses) arising during the period,     (359)     (942)
      net of tax (Pre-tax loss of $619 in 1998, and a Pre-tax loss of $1,623 in 1997).


-------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                           $2,326    $1,489
-------------------------------------------------------------------------------

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires publicly held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items, and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company in 1998 and will not have a material impact on the Company's consolidated financial statements.

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Post Retirement Benefits". This Statement revises employers' disclosures about pension and other post retirement benefit plans. It does not change the measurement or recognition of these plans. This Statement is effective for the Company in 1998 and will have no impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of Tompkins County Trustco, Inc. and its operating subsidiary the Tompkins County Trust Company. It should be read in conjunction with the Company's Form 10-K and related notes for the year ended December 31, 1997, and the condensed consolidated financial statements and notes included elsewhere in this report.

RESULTS OF OPERATIONS

Net income for the first quarter of 1998 was $2.7 million, compared to $2.4 million for the first quarter of 1997. Basic earnings per share in the first quarter of 1998 increased by 12.5% to $0.56, compared to $0.49 in the first quarter of 1997. On a diluted basis, earnings per share increased to $0.54 per share in the first quarter of 1998, compared to $0.49 for the same period in 1997.

The significant improvement in per share earnings through the first three months of 1998 was achieved primarily through 10% growth in net income, and benefited from a 2% decline in the basic average number of shares outstanding. The reduction in average shares outstanding is the result of a privately negotiated transactions in which the Company repurchased 120,000 common shares in May of 1997.

The Company's return on average assets (ROAA) was 1.71% through the first three months of 1998, compared to 1.64% for the same period in 1997. Return on average shareholders' equity (ROAE) for the first three months of 1998 was 18.88%, compared to 18.58% for the same period in 1997. Improvement in ROAA and ROAE reflects the strong earnings growth in the first quarter of 1998, which outpaced average total asset growth of 6% and average shareholders' equity growth of 9% over the same three month period in 1997.

NET INTEREST INCOME
As reflected in the attached Average Consolidated Balance Sheet and Net Interest Analysis, the Company earned tax-equivalent net interest income of $7.2 million for the three months ended March 31, 1998, compared to $6.9 million for the same period in 1997. The improvement in net interest income is attributable to growth in the Company's earnings assets, which helped offset a modest decline in net interest margin.

Average earning assets grew by $38.6 million between March 31, 1997 to March 31, 1998. Growth in average earning assets was supported by $22.1 million growth in average core deposits (noninterest bearing deposits, savings and money market deposits, and time deposits of less than $100,000), and $10.4 million in average non-core funding (Time deposits of $100,000 and more, Federal funds purchased and securities sold under agreements to repurchase, and other borrowings), and $4.6 million growth in average shareholders' equity.

Tax-equivalent net interest margin on earning assets was 4.81% through the first three months of 1998, compared to a 4.91% ratio through the first three months of 1997. Yield on earning assets declined from 8.31% as of March 31, 1997, to 8.22% as of March 31, 1998. The decline in asset yields is reflective of the general downward trending of interest rates over the period presented. Also contributing to the decline in the Company's yield on earning assets is the fact that growth was centered in lower yielding segments of the portfolio consisting of securities and real estate loans, while higher yielding segments of the portfolio consisting of commercial loans and consumer loans have declined.

The cost of interest bearing liabilities increased to 4.25% in the first quarter of 1998, compared to 4.19% in the first quarter of 1997. Increases in the cost of interest bearing deposits reflects the competitive environment for deposits in the Company's market area. The increased cost of interest bearing deposits was offset almost entirely by a $7.2 increase in average noninterest bearing deposits. Noninterest bearing deposits contributed 84 basis points to the Company's net interest margin in the first quarter of 1998, compared to 79 basis points in the first quarter of 1997.

PROVISION FOR LOAN/LEASE LOSSES
The provision represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses at an adequate level. The first quarter provision of $151,000 represents a 64% decline from the $414,000 provision in the first quarter of 1997. The significant decline in the provision is reflective of a lower level of loan/lease losses in the current period, and management's estimates of the reserves necessary given the overall quality of the portfolio, growth expectations, and general economic conditions.

OTHER INCOME
Total other income of $2.5 million in the first quarter of 1998, compared favorably to $2.2 million in the comparative period in 1997. Other income as a percentage of average assets increased from 1.49% for the three months ended March 31, 1997, compared to 1.59% for the same period in 1998.

Income from trust and investment services, the largest segment of other income, increased 17% to $960,000, compared to $819,000 the first three months of 1997. The increase is primarily attributable to continued asset growth in the Trust and Investment Services Division. Total assets managed by, or in custody of, the Trust and Investment Services Division were $936 million on March 31, 1998, representing a $232 million increase from March 31, 1997. Assets in the custody of the Trust and Investment Services Division included a portion of Trust Company's securities portfolio, with market value $168 million on March 31, 1998, and $178 million on March 31, 1997.

Credit card merchant fee income of $637,000 through the first three months of 1998 represents a 15% increase from the same period in 1997. Growth in merchant fee income is primarily attributable to an increase in the number of Trust Company merchant customers. Other service charges increased from $326,000 for three month period ending March 31, 1997, to $430,000 for the same period in 1998. Growth in other service charges reflects the Company's continued efforts to generate income from noninterest related sources, and includes fees related to debit card usage, wire transfer services, checkbook sales, and lockbox services, all of which reflected increases over the same period in the previous year.

Total other income is reduced by $95,000 by losses on the sale of available-for-sale securities, the proceeds from which were reinvested into securities which management feels better meet the longer term objectives of the Company's securities portfolio.

OTHER EXPENSE
Total other expenses increased in the first quarter from $4.7 million in 1997 to $5.1 million in 1998. Salary and wages remain the largest segment of other expense, comprising 41% of other expenses as of March 31, 1998, compared to 42% as of March 31, 1997. Total salary and wage expense for the three months ending March 31, 1998, represents a 7% increase from the prior year.

Credit card operating expense is a variable expense that increases as the volume of merchant and card holder transactions increases. The 15% increase in credit card operating expenses during the first three months of 1998 is primarily due to an increase in the volume of merchant customer transactions.

Year-to-date other operating expenses increased from $1.1 million in 1997, to $1.4 million in 1998. Included in other operating expenses is approximately $160,000 relating to consulting contracts initiated in the first quarter of 1998 to enhance the ability of the Company's employees to meet the needs of customers through improved sales and service techniques and more efficient use of the Company's existing technology.

FINANCIAL CONDITION

The Company's total assets were $647.5 million as of March 31, 1998, representing a 3% increase over total assets reported as of December 31, 1997. Growth was primarily in the securities portfolio which grew by approximately $18.6 million (net of SFAS 115 market value adjustments on available-for-sale securities). Total Loans/leases increased $1.1 million during the first three months of 1998. Asset growth was funded through a combination of core deposit growth, large time deposit growth, and other borrowings.

CAPITAL
Total shareholders' equity grew by 3% during the first three months of 1998 to $58.5 million. Dividends through March 31, 1998 totaled approximately $1.0 million, or $0.21 per share. Dividends paid in the first three months of 1998 represent approximately 39% of year-to-date earnings. Dividends paid in the first quarter of 1997 were $988,000, or $0.20 per share. In February of 1998, the Company's board of directors approved a 3-for-2 stock split that was paid in the form of a stock dividend to shareholders of record on March 1, 1998. The Split increased the number of shares outstanding by 1,630,635 shares. The transaction had no effect on the par value of shares outstanding or on the number of shares authorized.

The Company and the Trust Company are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and the Trust Company meet all capital adequacy requirements to which they are subject. The table below reflects the Company's capital position at March 31, 1998, compared to the regulatory capital requirements for "well capitalized" institutions.

REGULATORY CAPITAL ANALYSIS - March 31, 1998
====================================================================================
                                                 Actual             Well Capitalized
                                                                       Requirement
(Dollar Amounts In Thousands)               Amount     Ratio        Amount     Ratio
------------------------------------------------------------------------------------
Total Capital (to risk weighted assets)     62,125     16.8%        36,963     10.0%
Tier I Capital (to risk weighted assets)    57,500     15.6%        22,178      6.0%
Tier I Capital (to average assets)          57,500      9.0%        31,830      5.0%
====================================================================================

As illustrated above, the Company's capital ratios on March 31, 1998 remain well above the minimum requirement for well capitalized institutions. The ratios show continued improvement from the levels reported on December 31, 1997. As of December 31, 1997, the Company's Total Capital as a percentage of Risk Weighted assets was 16.4%; Tier I Capital to risk weighted assets was 15.1%; and Tier I Capital to average assets was 8.9%.

RESERVE FOR LOAN AND LEASE LOSSES AND NONPERFORMING ASSETS
Management reviews the adequacy of the reserve for loan and lease losses in a detailed and ongoing basis, giving consideration to various risk elements that may affect losses in the loan portfolio. Based upon management's review, the current reserve of $5.0 million is believed to be adequate to absorb inherent losses in the loan and lease portfolios. Activity in the Company's reserve for loan and lease losses during the first three months of 1998 and 1997 is illustrated in the table below.

ANALYSIS OF THE RESERVE FOR LOAN/LEASE LOSSES  (In thousands)
==========================================================================================
                                                            March 31, 1998  March 31, 1997
------------------------------------------------------------------------------------------
Average Loans and Leases Outstanding Year to Date                  378,040         350,126
------------------------------------------------------------------------------------------
Beginning Balance                                                    4,979           4,779
------------------------------------------------------------------------------------------
Provision for loan losses                                              151             414
     Loans charged off                                                (235)           (498)
     Loan recoveries                                                    96             134
------------------------------------------------------------------------------------------
Net Charge-offs                                                       (139)           (364)
------------------------------------------------------------------------------------------
Ending Balance                                                       4,991           4,829
==========================================================================================

Annualized net charge-offs through the first three months of 1998 amounted to 0.15% of average loans outstanding during the period. This ratio compares to 0.42% for the three months ended March 31, 1997.

The level of nonperforming loans, as illustrated in the table below, reflects a modest increase from the prior year. Over 85% of nonperforming loans as of March 31, 1998 are secured by real estate, with 52% secured by 1-4 family residential properties.

NONPERFORMING ASSETS (In thousands)
===========================================================================================
                                                            March 31, 1998  March 31, 1997
-------------------------------------------------------------------------------------------
Nonaccrual loans                                                     1,855           1,184
Loans past due 90 days and accruing                                     29              64
Troubled debt restructuring not included above                           0               0
-------------------------------------------------------------------------------------------
     Total nonperforming loans                                       1,884           1,248
-------------------------------------------------------------------------------------------
Other real estate, net of allowances                                   100             136
-------------------------------------------------------------------------------------------
     Total nonperforming assets                                      1,984           1,384
===========================================================================================
Total nonperforming loans as a percent of total loans                 0.50%           0.36%
Total nonperforming assets as a percentage of total assets            0.31%           0.22%
===========================================================================================


DEPOSITS AND OTHER LIABILITIES
Total Deposits were $493.3 million on March 31, 1998, representing 3% growth over total deposits on December 31, 1997. Core deposits, which include demand deposits, savings and money market accounts, and time deposits of less than $100,000 represent the primary funding source for the Company. As of March 31, 1998, core deposits of $391.7 million represented 66.5% of total liabilities. This compares to core deposits of $379.7 million, representing 66.6% of total liabilities on December 31, 1997.

The Company uses large time deposits, securities sold under repurchase agreements, Federal funds purchased, and other borrowings as additional funding sources. Time Deposits of $100,000 and over increased from $97.0 million on December 31, 1997, to $102.6 million on March 31, 1998. As of March 31, 1998, total securities sold under repurchase agreements amounted to $54.3 million, compared to $60.0 million at December 31, 1997. Other borrowings of $33.0 million represent a $6.0 million increase from December 31, 1997.

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

Cash and cash equivalents of $25.3 million as of March 31, 1998 is relatively unchanged from December 31, 1997. Short term investments consisting of securities due in one year or less declined from $28.3 million on December 31, 1997, to $24.3 million on March 31, 1998. Total securities pledged to secure certain large deposits and securities sold under repurchase agreements remained relatively unchanged from December 31, 1997 to March 31, 1998 at approximately 74% of total securities (before market value adjustments on available-for-sale securities).

Additional liquidity is provided through the Trust Company's Federal Home Loan Bank (FHLB) membership. As of March 31, 1998, the Trust Company had approximately $57.6 million in unused borrowing capacity through established lines of credit with the FHLB. The Trust Company has approximately $157.3 million in loans secured by first liens on residential properties that can be used to secure additional borrowings from the FHLB.

MARKET RISK
Interest rate sensitivity is the primary market risk category associated with the Company's operations. Interest rate risk refers to the volatility of earnings caused by changes in interest rates. Each month the Asset/Liability Management Committee estimates the likely impact on earnings resulting from various changing interest rate scenarios. The findings of the committee are incorporated into the investment and funding decision of the Company.

The Company's March 31, 1998, one-year cumulative rate sensitivity gap was a negative 20% of total assets. This suggests earnings would benefit from a declining interest rate environment, and would be vulnerable to a rising interest rate environment. Management estimates that a 200 basis point rise in interest rates over a one year period would result in a 4% decline in net interest income, assuming no management actions to reposition the balance sheet in reaction to a changing rate environment. Management believes the current interest rate risk exposure is not material given the Company's current level of earnings and capital.

YEAR 2000 CONSIDERATIONS
Management has initiated an enterprise-wide program to prepare the Company's computer systems and software applications for the year 2000. The Company uses purchased software products for all of its internal transaction processing applications; therefore, no significant internal programming is necessary to prepare these systems to handle transaction in the year 2000. The majority of the Company's efforts in preparation for year 2000 processing relate to testing purchased and outsourced processing systems, as well as updating databases.

The Company's primary application, which handles processing of loans, deposits, safe deposit, and general ledger, has been certified as year 2000 compliant by the vendor. It is anticipated that all critical internal applications will be certified and tested by December 31, 1998. To date, confirmations have been received from the Company's primary processing vendors that plans are being developed to address processing of transactions in the year 2000.

The Company expects to incur internal staff costs as well as consulting and other expenses related to preparing the systems for year 2000. Testing and conversion of system applications is expected to cost approximately $125,000 over the next eighteen months. A significant portion of these costs are not likely to be incremental costs, but rather will involve redeployment of existing personnel related information technology resources.

                                               TOMPKINS COUNTY TRUSTCO, INC.
                                AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS
-----------------------------------------------------------------------------------------------------------------------------
                                                                  Quarter                              Quarter
                                                                   Ended                                Ended
                                                                   Mar-98                               Mar-97
-----------------------------------------------------------------------------------------------------------------------------
                                                     Average                  Average      Average                  Average
 (DOLLAR AMOUNTS IN THOUSANDS)                       Balance      Interest   Yield/Rate    Balance      Interest   Yield/Rate
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
  Certificates of deposit with other banks                $0            $0                      $0            $0
  Securities (1)                                  70,729,004
     U.S. Government Securities                      180,366         3,021        6.79%    165,574         2,799        6.86%
     State and municipal (2)                          37,641           748        8.06%     39,052           780        8.10%
     Other Securities (2)                              5,867            99        6.84%      3,051            67        8.91%
                                                 ----------------------------------------------------------------------------
     Total securities                                223,874         3,868        7.01%    207,677         3,646        7.12%
Federal Funds Sold                                     3,704            50        5.47%      9,208           118        5.20%
Loans, net of unearned income (3)
     Residential real estate                         159,565         3,169        8.05%    143,592         2,908        8.21%
     Commercial Real Estate                           68,020         1,555        9.27%     50,570         1,175        9.42%
     Commercial Loans (2)                             77,723         1,838        9.59%     82,366         1,918        9.44%
     Consumer Loans                                   60,174         1,548       10.43%     61,954         1,622       10.62%
     Direct Lease Financing                           12,558           253        8.17%     11,645           238        8.29%
                                                 ----------------------------------------------------------------------------
     Total loans, net of unearned income             378,040         8,363        8.97%    350,126         7,861        9.11%
                                                 ----------------------------------------------------------------------------
     TOTAL INTEREST-EARNING ASSETS                   605,618        12,281        8.22%    567,011        11,625        8.31%
                                                 ----------------------------------------------------------------------------

Noninterest-earning assets                            32,594                                33,259
                                                 -----------                               -------
     TOTAL ASSETS                                    638,212                               600,270
                                                 -----------                               -------

-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES & SHAREHOLDERS' EQUITY
Deposits
  Interest-bearing deposits
     Interest checking, savings, and
       market money                                  209,115         1,418        2.75%    196,490         1,320        2.72%
     Time Dep > $100,000                             101,629         1,383        5.52%     78,997         1,057        5.43%
     Time Dep < $100,000                              88,541         1,141        5.23%     86,199         1,110        5.22%
                                                 ----------------------------------------------------------------------------
     Total interest-bearing deposits                 399,285         3,942        4.00%    361,686         3,487        3.91%

Federal funds purchased & securities sold
     under agreements to repurchase                   55,464           715        5.23%     84,288         1,059        5.10%
Other borrowings                                      31,105           437        5.70%     14,538           215        6.00%
                                                 ----------------------------------------------------------------------------
     TOTAL INTEREST-BEARING LIABILITIES              485,854         5,094        4.25%    460,512         4,761        4.19%

Non-interest bearing deposits                         85,894                                78,666
Accrued expenses and other liabilities                 8,805                                 8,023
                                                 -----------                               -------
     TOTAL LIABILITIES                               580,553                               547,201

SHAREHOLDERS' EQUITY                                  57,659                                53,069
                                                 -----------                               -------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      638,212                               600,270
                                                 -----------                               -------
Interest rate spread                                                              3.97%                                 4.12%
     Impact of noninterest-bearing
       liabilities                                                                0.84%                                 0.79%
                                                                    -------------------                   -------------------
     Net interest income/margin on
       earning assets                                               $7,187        4.81%                   $6,864        4.91%
-----------------------------------------------------------------------------------------------------------------------------

(1) Average balances and yields exclude unrealized gains and losses on available-for-sale securities.

(2) Interest income includes the effects of taxable-equivalent adjustments using a blended Federal and State income tax rate of 41% to increase tax exempt interest income to a taxable-equivalent basis.

(3) Nonaccrual loans are included in the average asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in
     Note 6 to the condensed consolidated financial statements included.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         Exhibit 27 - Financial Data Schedule.

(b) On February 12, 1998, the Company filed a Form 8-K with the Securities and Exchange Commission, reporting under, Item 5 Other Events, the approval by the Company's board of directors of a 3-for-2 stock split (the Split) in the form of a stock dividend, with said Split payable on March 15, 1998, to shareholders of record on March 1, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 14, 1998

TOMPKINS COUNTY TRUSTCO, INC.


By: /s/ JAMES J. BYRNES
    -----------------------------------------
        James J. Byrnes
        Chairman of the Board,
        President and Chief Executive Officer



By: /s/ RICHARD D. FARR
    -----------------------------------------
        Richard D. Farr
        Senior Vice President and
        Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NUMBER                     DESCRIPTION                             PAGES

EXHIBIT 27                   FINANCIAL DATA SCHEDULE