Form 10-Q
period 1998-06-30
TOMPKINS COUNTY TRUSTCO INC
filed 1998-08-14
CIK 1005817

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

                  CLASS                    OUTSTANDING AS OF  AUGUST 3, 1998
       ----------------------------        ---------------------------------
       Common Stock, $.10 par value                 4,847,496 shares

                          TOMPKINS COUNTY TRUSTCO, INC.

                                    FORM 10-Q

                                      INDEX


PART I -FINANCIAL INFORMATION
                                                                                    PAGE
                                                                                    ----
         ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
                  CONDENSED CONSOLIDATED STATEMENTS OF CONDITION AS OF
                  JUNE 30, 1998 AND DECEMBER 31, 1997                                 3

                  CONDENSED CONSOLIDATED STATEMENTS OF  INCOME FOR
                  THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998
                  AND 1997                                                            4

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                  SIX MONTHS ENDED JUNE 30, 1998 AND 1997 5

                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997                     6

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                7-11

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS                                         12-16

         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          16

                  AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS        17

PART II - OTHER INFORMATION
         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS               18
         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                    18

ALL ITEMS NOT LISTED HERE ARE NOT APPLICABLE.

SIGNATURES                                                                            19

EXHIBIT INDEX                                                                         20

                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                           (In thousands, except share data)

ASSETS                                                            AS OF        AS OF
                                                                06/30/98     12/31/97
                                                                ---------    ---------
Cash & noninterest bearing balances
  due from banks                                                $  23,626    $  22,089

Federal funds sold                                                    -0-        3,000
Available-for-sale securities, at fair value                      195,083      176,660
Held-to-maturity securities, fair value of $36,840
  in 1998 and $37,445 in 1997                                      36,007       36,911
Loans/leases net of unearned income                               382,698      377,184
Less:  Reserve for loan/lease losses                                5,004        4,979
--------------------------------------------------------------------------------------
                                             NET LOANS/LEASES     377,694      372,205

Bank premises and equipment                                         6,633        6,832
Other assets                                                        9,746        9,210
--------------------------------------------------------------------------------------
                                                 TOTAL ASSETS   $ 648,789    $ 626,907
======================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Interest bearing:
    Checking                                                    $   8,727    $  63,364
    Savings and money market                                      208,266      140,185
    Time                                                          163,985      185,436
  Noninterest bearing                                              94,076       87,715
--------------------------------------------------------------------------------------
                                               TOTAL DEPOSITS     475,054      476,700

Securities sold under agreements to repurchase and
  Federal funds purchased                                          67,712       57,998
Other borrowings                                                   38,005       27,005
Other liabilities                                                   7,489        8,304
--------------------------------------------------------------------------------------
                                            TOTAL LIABILITIES   $ 588,260    $ 570,007
--------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

Shareholders' equity:
  Common Stock - par value $.10 per share
  Authorized 7,500,000 shares; issued and outstanding
    4,843,490 in 1998 and 3,256,822 shares in 1997              $     489    $     326
  Surplus                                                          30,098       29,935
  Undivided profits                                                29,904       26,769
  Accumulated other comprehensive Income                              985        1,074
  Treasury stock, at cost - 29,427 shares in 1998,
    20,592 shares in 1997                                            (559)        (571)
  Deferred I.S.O.P. benefit expense - 19,429 Shares 1998,
    21,110 shares 1997                                               (388)        (633)
--------------------------------------------------------------------------------------
                                   TOTAL SHAREHOLDERS' EQUITY   $  60,529    $  56,900
--------------------------------------------------------------------------------------
                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 648,789    $ 626,907
======================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (In thousands, except share data)

                                                              QUARTER ENDING            YEAR TO DATE
                                                            06/30/98   06/30/97    06/30/98    06/30/97
                                                            --------   --------    --------    --------
INTEREST INCOME
Loans                                                       $  8,545   $  8,080    $ 16,894    $ 15,927
Federal funds sold                                                51         54         102         172
Available-for-sale securities                                  3,248      3,034       6,357       5,889
Held-to-maturity securities                                      477        489         959         992
-------------------------------------------------------------------------------------------------------
                               TOTAL INTEREST INCOME          12,321     11,657      24,312      22,980
-------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits:
  Time certificates of deposits of $100,000 or more            1,417      1,195       2,800       2,252
  Other Deposits                                               2,623      2,478       5,182       4,908
  Federal funds Purchased and Securities sold under
    agreements to repurchase                                     674      1,131       1,389       2,190
  Borrowed funds                                                 491        211         928         426
-------------------------------------------------------------------------------------------------------
                              TOTAL INTEREST EXPENSE           5,205      5,015      10,299       9,776
-------------------------------------------------------------------------------------------------------
                                 NET INTEREST INCOME           7,116      6,642      14,013      13,204
-------------------------------------------------------------------------------------------------------
              Less:  Provision for loan/lease losses             330        153         481         567
-------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN/LEASE           6,786      6,489      13,532      12,637
-------------------------------------------------------------------------------------------------------

OTHER INCOME
Trust and investment services income                             933        747       1,893       1,566
Service charges on deposit accounts                              419        440         834         896
Credit card merchant income                                      557        482       1,194       1,038
Other service charges                                            475        350         905         675
Other operating income                                            97         56         287         136
Gain (loss) on available-for-sale securities                     -0-        (44)        (95)        (44)
-------------------------------------------------------------------------------------------------------
                                  TOTAL OTHER INCOME           2,481      2,031       5,018       4,267
-------------------------------------------------------------------------------------------------------

OTHER EXPENSES
Salary and wages                                               2,117      1,981       4,216       3,945
Pension and other employee benefits                              445        451         958         973
Net Occupancy Expense of bank premises                           331        320         671         648
Furniture and fixture expense                                    280        294         526         574
Credit Card Operating Expense                                    495        453       1,064         947
Other operating expense                                        1,383      1,243       2,738       2,310
-------------------------------------------------------------------------------------------------------
                                TOTAL OTHER EXPENSES           5,051      4,742      10,173       9,397
-------------------------------------------------------------------------------------------------------
                          INCOME BEFORE INCOME TAXES           4,216      3,778       8,377       7,507
-------------------------------------------------------------------------------------------------------
                                        Income Taxes           1,497      1,315       2,973       2,612
-------------------------------------------------------------------------------------------------------
                                          NET INCOME        $  2,719   $  2,463    $  5,404    $  4,895
-------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                                    $   0.56   $   0.50    $   1.12    $   1.00
DILUTED EARNINGS PER SHARE                                  $   0.55   $   0.50    $   1.10    $   0.99
=======================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands, except share data)

                                                             SIX MONTHS ENDED
                                                           06/30/98    06/30/97
                                                           --------    --------
OPERATING ACTIVITIES
Net income                                                 $  5,404    $  4,895
Adjustments to reconcile net income to net cash
  provided by operating activities:
Provision for loan/lease losses                                 481         567
Provision for depreciation and amortization                     518         565
Net amortization on securities                                  142          93
Provision for deferred income taxes                             189          67
Net loss on sale of investments                                  95          44
Net gain on sale of loans                                       (96)         (2)
Net gain (loss) on sales of bank premises and equipment          (2)          1
ISOP shares released for allocation                             351           5
Increase in other assets                                       (586)       (613)
(Decrease) Increase in other liabilities                       (939)        536
-------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                     5,557       6,158
-------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities    41,253      15,607
Proceeds from sales of available-for-sale securities         19,905       4,942
Proceeds from maturities of held-to maturity securities       5,606       6,638
Purchases of available-for-sale securities                  (79,929)    (31,485)
Purchases of held-to-maturity securities                     (4,744)     (5,524)
Proceeds from sale of loans                                   6,810         911
Net increase in loans                                       (12,684)    (14,860)
Proceeds from sale of bank premises and equipment                 8           4
Purchases of bank premises and equipment                       (276)       (392)

-------------------------------------------------------------------------------
NET CASH USED IN INVESTMENT ACTIVITIES                      (24,051)    (24,159)
-------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase in demand deposits,
  money market accounts, and savings accounts                19,805       5,021
Net increase in time deposits                               (21,451)      5,422
Net increase in securities sold under agreements to
  repurchase and Federal funds purchased                      9,714       6,092
Net increase in other borrowings                             11,000       7,000
Cash dividends                                               (2,106)     (1,953)
Sale of treasury stock                                           20          20
Common shares repurchased and returned to authorized
  and unissued status                                             0      (2,670)
Proceeds from issuance of common stock                           49          12
-------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    17,031      18,944
-------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (1,463)        943
Cash and Cash Equivalents at beginning of Period             25,089      25,319
TOTAL CASH & CASH EQUIVALENTS AT END OF PERIOD             $ 23,626    $ 26,262
===============================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                             CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                              (In thousands, except share data)
                                                                                           ACCUMULATED   DEFERRED
                                                                                              OTHER        ISOP
                                             COMMON      TREASURY               UNDIVIDED COMPREHENSIVE  BENEFIT
                                              STOCK        STOCK      SURPLUS    PROFITS     INCOME      EXPENSE     TOTAL
============================================================================================================================
BALANCES AT
JANUARY 1,  1997                             $    334    ($   604)   $ 32,529   $ 20,925    $     66    ($   637)   $ 52,613
----------------------------------------------------------------------------------------------------------------------------

Net income                                                                         4,895                               4,895
Common stock issued                                                        12                                             12
Cash dividends ($0.40/Share)                                                      (1,953)                             (1,953)
Treasury stock sold                                            17           3                                             20
Common stock repurchased and
  returned  to authorized and unissued
  status (120,000 shares)                          (8)                 (2,662)                                        (2,670)
Change in net unrealized gain (loss) on
  available-for-sale securities, net of tax                                                     (183)                   (183)
ISOP Shares released for allocation                                         1                                  4           5

----------------------------------------------------------------------------------------------------------------------------
BALANCES AT
JUNE 30,1997                                 $    326    ($   587)   $ 29,883   $ 23,867   ($    117)   ($   633)   $ 52,739
============================================================================================================================


============================================================================================================================
BALANCES AT
JANUARY 1, 1998                              $    326    ($   571)   $ 29,935   $ 26,769    $  1,074    ($   633)   $ 56,900
----------------------------------------------------------------------------------------------------------------------------

Net income                                                                         5,404                               5,404
Cash dividends ($0.43/Share)                                                      (2,106)                             (2,106)
Common stock issued                                                        49                                             49
Treasury stock sold                                            12           8                                             20
Change in net unrealized gain (loss) on
  available-for-sale securities, net of tax                                                      (89)                    (89)
ISOP Shares released for allocation                                       106                                245         351
Effect of 3 for 2 stock split in
  the form of a stock dividend                    163                               (163)                                 -0-
----------------------------------------------------------------------------------------------------------------------------
BALANCES AT
JUNE 30, 1998                                $    489    ($   559)   $ 30,098   $ 29,904    $    985    ($   388)   $ 60,529
============================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS

Tompkins County Trustco, Inc. (the "Company") is a registered bank holding company, organized under the laws of New York State. On April 26, 1995, the shareholders of Tompkins County Trust Company (the "Trust Company" or the "Bank") approved a proposal to revise its corporate structure by establishing the Company as a one bank holding company. On January 1, 1996, the Trust Company became a wholly owned subsidiary of the Company and all issued and outstanding shares of Trust Company common stock were converted to shares of the Company's common stock. The holding company formation was accounted for similar to a pooling of interests. Accordingly, the financial information included herein combines the results of operations, and the assets, liabilities, and shareholders equity of the Company and the Trust Company for all periods presented. The Trust Company traces its charter back to 1836 and provides loan, deposit, and trust and investment services to its customers primarily in Tompkins County, New York, and surrounding areas.

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

The condensed consolidated financial statements included herein reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at June 30, 1998, and December 31, 1997, and the results of operations for the three and six months ended June 30, 1998 and 1997. Certain reclassifications have been made to prior period amounts for consistency in reporting.

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

Amortized cost of held-to-maturity debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

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

As of June 30, 1998, net unrealized gains on securities classified as available-for-sale totaled $1.7 million, resulting in an after tax increase to shareholders' equity of $985,000. As of December 31, 1997, available-for-sale securities had net unrealized gains of $1.9 million, resulting in an after tax shareholders' equity capital increase of $1.1 million.

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

The Company's recorded investment in loans/leases considered impaired was $1.4 million on June 30, 1998, and the average recorded investment in impaired loans/leases was $1.6 million through the first six months of 1998. Included in this amount was $605,000 of impaired loans/leases for which related reserves totaled $291,000. The recorded investment in impaired loans/leases as of December 31, 1997, was $1.4 million. The December 31, 1997 amount includes $806,000 of impaired loans/leases which had related reserves of $329,000. The effect on interest income from impaired loans/leases was not material during the first six months of 1998.

7.       EARNINGS PER SHARE

On December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, which requires dual presentation of "Basic EPS" and "Diluted EPS" on the face of the income statement for all entities with complex capital structures. All prior period EPS data has been restated to conform to the provisions of this statement. A computation of Basic EPS and Diluted EPS for the six month periods ending June 30, 1998 and 1997, is presented in the table below.

                                                                                            PER
THREE MONTHS ENDED JUNE 30, 1998                                    INCOME      AVERAGE    SHARE
(In thousands except share and per share data)                    (NUMERATOR)(DENOMINATOR) AMOUNT
---------------------------------------------------------------------------------------------------
BASIC EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS                            $   2,719   4,843,490   $   0.56

EFFECT OF DILUTIVE SECURITIES (OPTIONS)                                           97,846

DILUTED EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS PLUS ASSUMED CONVERSIONS   $   2,719   4,941,336   $   0.55
===================================================================================================


                                                                                            PER
SIX MONTHS ENDED JUNE 30, 1998                                      INCOME      AVERAGE    SHARE
(In thousands except share and per share data)                    (NUMERATOR)(DENOMINATOR) AMOUNT
---------------------------------------------------------------------------------------------------
BASIC EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS                            $   5,404   4,839,721   $   1.12

EFFECT OF DILUTIVE SECURITIES (OPTIONS)                                           88,662

DILUTED EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS PLUS ASSUMED CONVERSIONS   $   5,404   4,928,383   $   1.10
===================================================================================================


                                                                                            PER
THREE MONTHS ENDED JUNE 30, 1997                                    INCOME      AVERAGE    SHARE
(In thousands except share and per share data)                    (NUMERATOR)(DENOMINATOR) AMOUNT
---------------------------------------------------------------------------------------------------
BASIC EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS                            $   2,463   4,879,284   $   0.50

EFFECT OF DILUTIVE SECURITIES (OPTIONS)                                           45,888

DILUTED EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS PLUS ASSUMED CONVERSIONS   $   2,463   4,925,172   $   0.50
===================================================================================================


                                                                                            PER
SIX MONTHS ENDED JUNE 30, 1997                                      INCOME      AVERAGE    SHARE
(In thousands except share and per share data)                    (NUMERATOR)(DENOMINATOR) AMOUNT
---------------------------------------------------------------------------------------------------
BASIC EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS                            $   4,895   4,910,202   $   1.00

EFFECT OF DILUTIVE SECURITIES (OPTIONS)                                           45,358

DILUTED EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS PLUS ASSUMED CONVERSIONS   $   4,895   4,955,560   $   0.99
===================================================================================================

8.       ACCOUNTING CHANGES

Effective January 1, 1998, the Company adopted the remaining provisions of SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, which relate to accounting for securities lending, repurchase agreements, and other secured financing activities. These provisions, which were delayed for implementation by SFAS No. 127, are not expected to have a material impact on the Company.

On January 1, 1998 the Company adopted the provisions of SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes the reported net income of a company, adjusted for items that are currently accounted for as direct entries to equity. These items may include mark-to-market adjustments on securities available-for-sale, foreign currency items, and minimum pension liability adjustments.

For the Company, comprehensive income represents net income plus other comprehensive income, which consists of net change in unrealized gains or losses on securities available-for-sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available-for-sale as of the balance sheet dates.

Comprehensive income for the three and six month periods ended June 30, 1998 and 1997 is summarized in the table below:

                                                                 QUARTER ENDED         YEAR TO DATE
(In thousands)
------------------------------------------------------------------------------------------------------
                                                             06/30/98   06/30/97   06/30/98   06/30/97
------------------------------------------------------------------------------------------------------
NET INCOME                                                    $ 2,719    $ 2,463    $ 5,404    $ 4,895
------------------------------------------------------------------------------------------------------
Net unrealized holding gains or losses                            466      1,353        (58)      (270)
Reclassification adjustment for realized  loss on sale
  of available-for-sale securities                                 -0-        44        (95)       (44)
------------------------------------------------------------------------------------------------------
Unrealized holding gains (losses) arising during the period       466      1,309       (153)      (314)

Deferred taxes on unrealized holding gains (losses)              (196)      (550)        64        132
------------------------------------------------------------------------------------------------------
Other comprehensive income, net of tax                            270        759        (89)      (183)

------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                          $ 2,989    $ 3,222    $ 5,315    $ 4,712
------------------------------------------------------------------------------------------------------

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 requires publicly held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items, and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. The new accounting standard is not expected to result in significant changes to the Company's reporting.

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, EMPLOYER'S DISCLOSURES ABOUT PENSIONS AND OTHER POST RETIREMENT BENEFITS. This Statement revises employers' disclosures about pension and other post retirement benefit plans. It does not change the measurement or recognition of these plans. This Statement is effective for the Company in 1998 and will have no impact on the Company's financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with instruments measured at fair value. The recognition of accounting gains and losses resulting from changes in fair value of a derivative instrument depends on the intended use of the derivative, and the type of risk being hedged. This statement is effective for the Company for all fiscal quarters beginning after January 1, 2000; however, early adoption is permitted. The Company is currently evaluating the effect this standard will have on its financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Tompkins County Trustco is the parent company of Tompkins County Trust Company. The Trust Company is an independent community bank whose primary service area is Tompkins County, New York. Through the Bank, the Company provides a full range of financial services including: deposits, trust and investment services, commercial lending, consumer lending, residential mortgage lending, cash management, and electronic banking. In February 1998, The Trust Company formed a subsidiary corporation, Tompkins Real Estate Holdings, Inc., which was formed to qualify as a real estate investment trust. Tompkins Real Estate Holdings, Inc. became an active subsidiary of the Trust Company on June 1, 1998.

This discussion is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of Tompkins County Trustco, Inc. and its operating subsidiaries the Tompkins County Trust Company. It should be read in conjunction with the Company's Form 10-K and related notes for the year ended December 31, 1997, and the condensed consolidated financial statements and notes included elsewhere in this report.

RESULTS OF OPERATIONS

Net income for the second quarter of 1998 was $2.7 million, compared to $2.5 million for the first quarter of 1997. Basic earnings per share in the second quarter of 1998 increased by 11.2% to $0.56, compared to $0.50 in the second quarter of 1997. On a diluted basis, earnings per share increased to $0.55 per share in the second quarter of 1998, compared to $0.50 for the same period in 1997. Year to date net income through the first six months of 1998 was $5.4 million, compared to $4.9 million for the same period in 1997. Year to date basic earnings per share of $1.12 represents a 12% increase over the same period in 1997. Year to date diluted earnings per share of $1.10 reflects an 11% increase over the prior year.

The significant improvement in per share earnings through the first six months of 1998 was achieved primarily through 10% growth in net income, and benefited from a 1% decline in the basic average number of shares outstanding. The reduction in average shares outstanding is the result of a privately negotiated transaction in which the Company repurchased 120,000 common shares in May of 1997.

The Company's return on average assets (ROAA) was 1.69% through the first six months of 1998, compared to 1.63% for the same period in 1997. Return on average shareholders' equity (ROAE) for the first six months of 1998 was 18.66%, compared to 18.77% for the same period in 1997. Improvement in ROAA reflects the strong earnings growth through the first half of 1998, which exceeded average total asset growth of 6.5%. The modest decline in ROAE is the result of 11% growth in average equity in the first half of 1998, which slightly outpaced the growth in net income over the same period.

NET INTEREST INCOME
As reflected in the attached Average Consolidated Balance Sheet and Net Interest Analysis, the Company earned tax-equivalent net interest income of $14.6 million for the six months ended June 30, 1998, compared to $13.8 million for the same period in 1997. The improvement in net interest income is attributable to growth in the Company's earnings assets, which helped offset a modest decline in net interest margin. The Company has also enhanced its cash management practices, which has resulted in a greater percentage of total assets being comprised of earning assets.

Average earning assets grew by $39.6 million between June 30, 1997 and June 30, 1998. Growth in average earnings assets was centered in the securities portfolio, residential real estate loans, and commercial real estate loans. Growth was supported by a $25.5 million increase in average core deposits
(noninterest bearing deposits, savings and money market deposits, and time deposits of less than $100,000), and a $7.5 million increase in average non-core funding (Time deposits of $100,000 and more, Federal funds purchased and securities sold under agreements to repurchase, and other borrowings), and $5.8 million growth in average shareholders' equity.

Tax-equivalent net interest margin on earning assets was 4.80% through the first six months of 1998, compared to a 4.86% ratio through the first six months of 1997. Yield on earning assets declined from 8.30% as of June 30, 1997, to 8.19% as of June 30, 1998. The decline in asset yields is reflective of the general downward trending of interest rates over the periods presented.

The cost of interest bearing liabilities increased to 4.24% in the first six months of 1998, compared to 4.23% in the first six months of 1997. Increases in the cost of interest bearing deposits reflects the competitive environment for deposits in the Company's market area. The increased cost of interest bearing deposits was offset by a $5.8 million increase in average noninterest bearing deposits. Noninterest bearing liabilities contributed 85 basis points to the Company's net interest margin in the first half of 1998, compared to 79 basis points in the first half of 1997.

PROVISION FOR LOAN/LEASE LOSSES
The provision represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses at an adequate level. The provision of $481,000 for the first six months of 1998 represents a 15% decline from the $567,000 provision in the first half of 1997. The decline in the year to date provision is reflective of a lower level of loan/lease losses in the current period, and management's estimates of the reserves necessary given the overall quality of the portfolio, growth expectations, and general economic conditions. For the second quarter of 1998, the provision was $330,000 compared to $153,000 for the same period in 1997.

OTHER INCOME
Other income continues to be a key source of revenue growth for the Company. Total other income for the first six months of 1998 totaled $5.0 million, an increase of 18% from the prior year. Other income for the second quarter of 1998 was $2.5 million, and increase of 22% from the second quarter of 1997. Other income as a percentage of average assets increased from 1.41% for the six months ended June 30, 1997, compared to 1.56% for the same period in 1998.

Income from trust and investment services, the largest segment of other income, increased 21% to $1.9 million, compared to $1.6 million the first six months of 1997. The increase is primarily attributable to continued asset growth in the Trust and Investment Services Division. Total assets managed by, or in custody of, the Trust and Investment Services Division were $942 million on June 30, 1998, representing a $217 million increase from June 30, 1997. Assets in the custody of the Trust and Investment Services Division included a portion of the Trust Company's securities portfolio, with a market value $159 million on June 30, 1998, and $170 million on June 30, 1997.

Credit card merchant fee income of $1.2 million through the first six months of 1998 represents a 12% increase from the same period in 1997. Growth in merchant fee income is primarily attributable to an increase in the number of Trust Company merchant customers. Other service charges increased from $675,000 for the first six months of 1997, to $905,000 for the same period in 1998. Growth in other service charges reflects the Company's continued efforts to generate income from noninterest related sources, and includes fees related to debit card usage, sales of non-deposit investment products, wire transfer services, checkbook sales, and lockbox services, all of which reflected increases over the same period in the previous year.

Total other income was reduced by losses on the sale of available-for-sale securities of $96,000 in 1998, and $44,000 in 1997. Other income in 1998 also included a $95,000 gain on the sale of approximately $6 million in student loans in the second quarter of 1998.

OTHER EXPENSE
Total other expenses increased 8% in the first half of 1998 to $10.2 million, compared to $9.4 million in 1997. Salary and wages remain the largest segment of other expense, comprising 41% of other expenses for the period ended June 30, 1998, compared to 42% for the same period in 1997. Total salary and wage expense of $4.2 million in the first half of 1998, represents a 7% increase from the prior year.

Credit card operating expense is a variable expense that increases as the volume of merchant and card holder transactions increases. The 12% increase in credit card operating expenses during the first six months of 1998 is primarily due to an increase in the volume of merchant customer transactions.

Year to date other operating expenses increased from $2.3 million in 1997, to $2.7 million in 1998. Included in other operating expenses is approximately $160,000 relating to consulting contracts initiated in the first quarter of 1998. These consulting contracts were entered into to enhance the ability of employees to meet the needs of customers through improved sales and service techniques and more efficient use of the Company's existing technology.

FINANCIAL CONDITION

The Company's total assets were $648.8 million as of June 30, 1998, representing a 3% increase over total assets reported as of December 31, 1997. Growth was primarily in the securities portfolio which grew by approximately $17.5 million (net of market value adjustments on available-for-sale securities). Total loans/leases increased $5.5 million during the first six months of 1998. Asset growth was funded through a combination of core deposit growth, large time deposit growth, and other borrowings.

CAPITAL
Total shareholders' equity grew by 6% during the first six months of 1998 to $60.5 million. Cash dividends paid in the first half of 1998 totaled approximately $2.1 million, representing 39% of year to date earnings. Per share cash dividends of $0.43 for the first six months of 1998, represents an 7.5% increase over cash dividends paid in 1997.

The Company and the Trust Company are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and the Trust Company meet all capital adequacy requirements to which they are subject. The table below reflects the Company's capital position at June 30, 1998, compared to the regulatory capital requirements for "well capitalized" institutions.

REGULATORY CAPITAL ANALYSIS - June 30, 1998

============================================================================================================
                                                             ACTUAL                 WELL CAPITALIZED
                                                                                       REQUIREMENT
(DOLLAR AMOUNTS IN THOUSANDS)                         AMOUNT         RATIO        AMOUNT         RATIO
------------------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets)               $63,898        17.0%        $37,604        10.0%
Tier I Capital (to risk weighted assets)              $59,194        15.7%        $22,562         6.0%
Tier I Capital (to average assets)                    $59,194         9.1%        $32,407         5.0%
============================================================================================================

As illustrated above, the Company's capital ratios on June 30, 1998 remain well above the minimum requirement for well capitalized institutions. The ratios show continued improvement from the levels reported at December 31, 1997. As of December 31, 1997, the Company's Total Capital as a percentage of Risk Weighted assets was 16.4%; Tier I Capital to risk weighted assets was 15.1%; and Tier I Capital to average assets was 8.9%.

RESERVE FOR LOAN AND LEASE LOSSES AND NONPERFORMING ASSETS
Management reviews the adequacy of the reserve for loan and lease losses in a detailed and ongoing basis, giving consideration to various risk elements that may affect losses in the loan portfolio. Based upon management's review, the current reserve of $5.0 million is believed to be adequate to absorb inherent losses in the loan and lease portfolios. Activity in the Company's reserve for loan and lease losses during the first six months of 1998 and 1997 is illustrated in the table below.

ANALYSIS OF THE RESERVE FOR LOAN/LEASE LOSSES  (In thousands)
===============================================================================================
                                                                    JUNE 30, 1998 JUNE 30, 1997
-----------------------------------------------------------------------------------------------
Average Loans and Leases Outstanding Year to Date                     $ 380,415     $ 353,908
-----------------------------------------------------------------------------------------------
Beginning Balance                                                         4,979         4,779
-----------------------------------------------------------------------------------------------
Provision for loan losses                                                   481           567
  Loans charged off                                                        (658)         (747)
  Loan recoveries                                                           202           280
-----------------------------------------------------------------------------------------------
Net Charge-offs                                                            (456)         (467)
-----------------------------------------------------------------------------------------------
Ending Balance                                                        $   5,004     $   4,879
===============================================================================================

Annualized net charge-offs through the first six months of 1998 amounted to 0.24% of average loans outstanding during the period. This ratio compares to 0.26% for the six months ended June 30, 1997.

The level of nonperforming loans, as illustrated in the table below, reflects a decline from the prior year, while nonperforming assets as a percentage of total assets is unchanged . Over 85% of nonperforming loans as of June 30, 1998 are secured by real estate, with 55% secured by 1-4 family residential properties.

NONPERFORMING ASSETS (In thousands)
===============================================================================================
                                                                    JUNE 30, 1998 JUNE 30, 1997
-----------------------------------------------------------------------------------------------
Nonaccrual loans                                                      $   1,325     $   1,569
Loans past due 90 days and accruing                                          59            75
Troubled debt restructuring not included above                                0             0
-----------------------------------------------------------------------------------------------
  Total nonperforming loans                                               1,384         1,644
-----------------------------------------------------------------------------------------------
Other real estate, net of allowances                                        271           137
-----------------------------------------------------------------------------------------------
  Total nonperforming assets                                          $   1,655     $   1,781
===============================================================================================
Total nonperforming loans as a percent of total loans                      0.36%         0.45%
Total nonperforming assets as a percentage of total assets                 0.26%         0.26%
===============================================================================================

DEPOSITS AND OTHER LIABILITIES
Total Deposits were $475.1 million on June 30, 1998, compared to $476.7 in total deposits on December 31, 1997. Core deposits, which include demand deposits, savings and money market accounts, and time deposits of less than $100,000 represent the primary funding source for the Company. As of June 30, 1998, core deposits of $397.6 million represented 67.6% of total liabilities. This compares to core deposits of $379.7 million, representing 66.6% of total liabilities on December 31, 1997.

The Company uses large time deposits, securities sold under repurchase agreements, Federal funds purchased, and other borrowings as additional funding sources. Time Deposits of $100,000 and over decreased from $97.0 million on December 31, 1997, to $77.4 million on June 30, 1998. As of June 30, 1998, total securities sold under repurchase agreements amounted to $48.2 million, compared to $60.0 million at December 31, 1997. Other borrowings, consisting of term borrowings from the Federal Home Loan Bank, increased from $27.0 million on December 31, 1997, to $38.0 on June 30, 1998.

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

Cash and cash equivalents of $23.6 million as of June 30, 1998 reflects a decline of $1.5 million from December 31, 1997. Short term investments consisting of securities due in one year or less declined from $28.3 million on December 31, 1997, to $23.6 million on June 30, 1998. Securities pledged to secure certain large deposits and securities sold under repurchase agreements has remained relatively level at 77% of total securities as of June 30, 1998, compared to 76% as of December 31, 1997.

Additional liquidity is provided through the Trust Company's Federal Home Loan Bank (FHLB) membership. As of June 30, 1998, the Trust Company had approximately $57.6 million in unused borrowing capacity through established lines of credit with the FHLB. The Trust Company has approximately $137.2 million in loans secured by first liens on residential properties that can be used to secure additional borrowings from the FHLB.

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

The Company's June 30, 1998, one-year cumulative rate sensitivity gap was a negative 16% of total assets. This suggests earnings would benefit from a declining interest rate environment, and would be vulnerable to a rising interest rate environment. Management estimates that a 200 basis point rise in interest rates over a one year period would result in a 4% decline in net interest income, assuming no management actions to reposition the balance sheet in reaction to a changing rate environment. Management believes the current interest rate risk exposure is not material given the Company's current level of earnings and capital.

YEAR 2000 CONSIDERATIONS
Management has initiated an enterprise-wide program, consistent with guidelines issued by the Federal Financial Institutions Examination Council (FFIEC), to prepare the Company's computer systems and software applications for the year 2000. The Company uses purchased software products for all of its internal transaction processing applications; therefore, no significant internal programming is necessary to prepare these systems to handle transactions in the year 2000. The majority of the Company's efforts in preparation for year 2000 processing relate to testing purchased and outsourced processing systems, as well as updating databases.

The Company's primary application, which handles processing of loans, deposits, safe deposit, and general ledger, has been certified as year 2000 compliant by the vendor. It is anticipated that all critical internal applications will be certified and tested by December 31, 1998. To date, confirmations have been received from the Company's primary processing vendors that plans are being developed to address processing of transactions in the year 2000. The Company has also begun evaluating year 2000 readiness of commercial loan applicants as part of the underwriting process, and is calling upon significant existing borrowers to assess their readiness for year 2000.

The Company expects to incur internal staff costs as well as consulting and other expenses related to preparing the systems for year 2000. A significant portion of these costs are not likely to be incremental costs, but rather will involve redeployment of existing personnel related information technology resources.

                                                   TOMPKINS COUNTY TRUSTCO, INC.
                                    AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS
---------------------------------------------------------------------------------------------------------------------------------
                                                   QUARTER                         YTD                          YTD
                                                    ENDED                         ENDED                        ENDED
                                                    JUN-98                        JUN-98                       JUN-97
----------------------------------------------------------------------------------------------------------------------------------
                                         Average             Average   Average             Average   Average             Average
(DOLLAR AMOUNTS IN THOUSANDS)            Balance   Interest Yield/Rate Balance   Interest Yield/Rate Balance  Interest  Yield/Rate
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
  Certificates of deposit with
    other banks                         $       0   $     0           $       0   $     0           $       0 $     0
  Securities (1)
  U.S. Government Securities              189,807     3,160     6.68%   185,113     6,181     6.73%   170,722   5,781      6.83%
  State and municipal (2)                  37,474       741     7.93%    37,557     1,489     7.99%    38,391   1,539      8.08%
  Other Securities (2)                      5,788       100     6.93%     5,827       199     6.89%     3,050     129      8.53%
                                        ----------------------------------------------------------------------------------------
  Total securities                        233,069     4,001     6.89%   228,497     7,869     6.94%   212,163   7,449      7.08%
Federal Funds Sold                          4,054        51     5.05%     3,880       102     5.30%     6,552     172      5.29%
Loans, net of unearned income (3)
  Residential real estate                 164,071     3,281     8.02%   161,831     6,449     8.04%   145,063   5,879      8.17%
  Commercial Real Estate                   70,164     1,580     9.03%    69,098     3,135     9.15%    53,024   2,447      9.31%
  Commercial Loans (2)                     77,519     1,872     9.69%    77,620     3,711     9.64%    82,983   3,926      9.54%
  Consumer Loans                           58,691     1,578    10.78%    59,428     3,126    10.61%    60,998   3,221     10.65%
  Direct Lease Financing                   12,319       247     8.04%    12,438       500     8.11%    11,840     482      8.21%
                                        ----------------------------------------------------------------------------------------
  Total loans, net of unearned
    income                                382,763     8,558     8.97%   380,415    16,921     8.97%   353,908  15,955      9.09%
                                        ----------------------------------------------------------------------------------------
  TOTAL INTEREST-EARNING ASSETS           619,886    12,610     8.16%   612,791    24,892     8.19%   572,623  23,576      8.30%
                                        ----------------------------------------------------------------------------------------

Noninterest-earning assets                 30,296                        31,439                        32,041
                                        ---------                     ---------                     ---------
    TOTAL ASSETS                        $ 650,182                     $ 644,230                     $ 604,664
                                        ---------                     ---------                     ---------

--------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits
  Interest-bearing deposits
    Interest checking, savings,
      & money market                      216,109     1,503     2.79%   212,631     2,921     2.77%   197,395   2,673      2.73%
    Time Dep > $100,000                   101,444     1,417     5.60%   101,536     2,800     5.56%    83,047   2,252      5.47%
    Time Dep < $100,000                    87,005     1,120     5.16%    87,769     2,261     5.19%    86,635   2,236      5.20%
                                        ----------------------------------------------------------------------------------------
    Total interest-bearing deposits       404,558     4,040     4.01%   401,936     7,982     4.00%   367,077   7,161      3.93%

Federal funds purchased & securities
  sold under agreements to repurchase      52,909       674     5.11%    54,180     1,389     5.17%    84,280   2,190      5.24%
Other borrowings                           35,532       491     5.54%    33,331       928     5.61%    14,270     426      6.02%
                                        ----------------------------------------------------------------------------------------
  TOTAL INTEREST-BEARING LIABILITIES      492,999     5,205     4.23%   489,447    10,299     4.24%   465,627   9,777      4.23%

Non-interest bearing deposits              89,363                        87,638                        78,515
Accrued expenses and other liabilities      8,690                         8,747                         7,934
                                        ---------                     ---------                     ---------
  TOTAL LIABILITIES                       591,052                       585,832                       552,076

SHAREHOLDER'S EQUITY                       59,130                        58,398                        52,588
                                        ---------                     ---------                     ---------
  TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                $ 650,182                     $ 644,230                     $ 604,664
                                        ---------                     ---------                     ---------
Interest rate spread                                            3.92%                         3.95%                        4.07%
  Impact of noninterest-bearing
    liabilities                                                 0.87%                         0.85%                        0.79%
                                                    ----------------             -----------------            -----------------
  Net interest income/margin on
    earning assets                                  $ 7,405     4.79%            $ 14,593     4.80%           $13,799      4.86%
--------------------------------------------------------------------------------------------------------------------------------


(1) Average balances and yields exclude unrealized gains and losses on available-for-sale securities.
(2) Interest income includes the effects of taxable-equivalent adjustments using a blended Federal and State income tax rate of 41% to increase tax exempt interest income to a taxable-equivalent basis.
(3) Nonaccrual loans are included in the average asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in
    Note 6 to the condensed consolidated financial statements included .

                           PART II - OTHER INFORMATION

ALL ITEMS NOT LISTED HERE ARE NOT APPLICABLE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Annual Meeting of stockholders of the Company was held on April 29, 1998 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, as amended.

The election of four directors was approved at the Annual Meeting. Directors James J. Byrnes, Reeder D. Gates, Bonnie H. Howell, and Lucinda Noble were each elected to terms of three years which expire in the year 2001. Directors John E. Alexander, Edward C. Hooks, Hunter Rawlings, III, Michael D. Shay, William W. Griswold, Carl E. Haynes, Robert T. Horn, Jr., Frank H. T. Rhodes, and Thomas R. Salm will continue as directors.

In addition to the election of directors, the Company's 1998 Stock Option Plan (the "Plan") was approved and 240,000 shares have been reserved for issuance under the Plan. Voting with respect to the Plan was as follows: 3,132,512 in favor, 238,429 opposed, 82,933 abstained, and 1,408,745 did not vote.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 7, 1998

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