Form 10-Q
period 1998-09-30
TOMPKINS COUNTY TRUSTCO INC
filed 1998-11-13
CIK 1005817

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 1998

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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

                       Class                 Outstanding as of November 4, 1998
            ----------------------------     -----------------------------------
            Common Stock, $.10 par value              4,854,336 shares

                          TOMPKINS COUNTY TRUSTCO, INC.

                                    FORM 10-Q

                                      INDEX



PART I -FINANCIAL INFORMATION
                                                                                   PAGE
     ITEM 1 -FINANCIAL STATEMENTS (UNAUDITED)
              CONDENSED CONSOLIDATED STATEMENTS OF CONDITION AS OF
              SEPTEMBER 30, 1998 AND DECEMBER 31, 1997                             3

              CONDENSED CONSOLIDATED STATEMENTS OF  INCOME FOR
              THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998
              AND 1997                                                             4

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
              NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997                        5

              CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
              EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997         6

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                 7-10

     ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                            11-16

     ITEM 3 -QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            17

              AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS         18

PART II -OTHER INFORMATION
     ITEM 1 -LEGAL PROCEEDINGS                                                      NOT APPLICABLE
     ITEM 2 -CHANGES IN SECURITIES AND USE OF PROCEEDS                              NOT APPLICABLE
     ITEM 3 -DEFAULTS ON SENIOR SECURITIES                                          NOT APPLICABLE
     ITEM 4 -SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS                  NOT APPLICABLE
     ITEM 5 -OTHER INFORMATION                                                      NOT APPLICABLE
     ITEM 6 -EXHIBITS AND REPORTS ON FORM 8-K                                       19


SIGNATURES                                                                         20

EXHIBIT INDEX                                                                      21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                                        (In thousands, except share data)

ASSETS                                                                            (UNAUDITED)
                                                                                     AS OF             AS OF
                                                                                   09/30/98           12/31/97
                                                                                ---------------     ------------
Cash & noninterest bearing balances
    due from banks                                                                     $19,587           $22,089

Federal funds sold                                                                                         3,000
Available-for-sale securities, at fair value                                           189,004           176,660
Held-to-maturity securities, fair value of $35,503
     in 1998 and $37,882 in 1997                                                        34,514            36,911
Loans/leases net of unearned income                                                    393,135           377,184
Less:  Reserve for loan/lease losses                                                     5,016             4,979
-----------------------------------------------------------------------------------------------------------------
                                                            NET LOANS/LEASES           388,119           372,205

Bank premises and equipment                                                              6,655             6,832
Other assets                                                                            15,434             9,210
-----------------------------------------------------------------------------------------------------------------
                                                                TOTAL ASSETS          $653,313          $626,907
=================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Interest bearing:
          Checking                                                                      $8,899           $63,364
          Savings and money market                                                     203,500           140,185
          Time                                                                         171,737           185,436
     Noninterest bearing                                                                88,859            87,715
-----------------------------------------------------------------------------------------------------------------
                                                              TOTAL DEPOSITS           472,995           476,700

Securities sold under agreements to repurchase and
     Federal funds purchased                                                            60,828            57,998
Other borrowings                                                                        47,005            27,005
Other liabilities                                                                        9,074             8,304
-----------------------------------------------------------------------------------------------------------------
                                                           TOTAL LIABILITIES          $589,902          $570,007
=================================================================================================================

COMMITMENTS AND CONTINGENCIES

Shareholders' equity:
     Common Stock - par value $.10 per share
     Authorized 7,500,000 shares; issued and outstanding
        4,897,597 in 1998 and 3,258,807 shares in 1997                                    $490              $326
     Surplus                                                                            29,964            29,935
     Undivided profits                                                                  31,781            26,769
     Accumulated other comprehensive income                                              2,118             1,074
     Treasury stock, at cost - 29,175 shares in 1998,
          20,592 shares in 1997.                                                          (554)             (571)
     Deferred ISOP benefit expense - 19,429 shares in 1998,
          21,110 shares in 1997.                                                          (388)             (633)
-----------------------------------------------------------------------------------------------------------------
                                                  TOTAL SHAREHOLDERS' EQUITY           $63,411           $56,900
-----------------------------------------------------------------------------------------------------------------
                                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $653,313          $626,907
=================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                       (In thousands, except share data) (Unaudited)

                                                                  QUARTER ENDING                        YEAR TO DATE
                                                          -----------------------------       ----------------------------
                                                               09/30/98       09/30/97             09/30/98      09/30/97
                                                          --------------   ------------       --------------  ------------
INTEREST INCOME
Loans                                                            $8,614         $8,345              $25,509       $24,272
Federal funds sold                                                   55             26                  156           198
Available-for-sale securities                                     3,181          3,087                9,537         8,976
Held-to-maturity securities                                         448            475                1,408         1,466
--------------------------------------------------------------------------------------------------------------------------
                                    TOTAL INTEREST INCOME        12,298         11,933               36,610        34,912
==========================================================================================================================

INTEREST EXPENSE
Deposits:
     Time certificates of deposits of $100,000 or more            1,251          1,071                4,050         3,323
     Other Deposits                                               2,599          2,629                7,781         7,543
     Federal funds Purchased and Securities sold under
          agreements to repurchase                                  831          1,159                2,221         3,349
     Borrowed funds                                                 523            317                1,451           744
--------------------------------------------------------------------------------------------------------------------------
                                   TOTAL INTEREST EXPENSE         5,204          5,176               15,503        14,959
--------------------------------------------------------------------------------------------------------------------------
                                      NET INTEREST INCOME         7,094          6,757               21,107        19,953
--------------------------------------------------------------------------------------------------------------------------
                   Less:  Provision for loan/lease losses           298            263                  779           830
--------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN/LEASE LOSSES         6,796          6,494               20,328        19,123
--------------------------------------------------------------------------------------------------------------------------

OTHER INCOME
Trust and investment services income                              1,067            743                2,960         2,309
Service charges on deposit accounts                                 380            413                1,214         1,309
Credit card merchant income                                         585            663                1,778         1,701
Other service charges                                               463            353                1,368         1,028
Other operating income                                               71            113                  359           256
Gain (loss) on available-for-sale securities                         23            (41)                 (72)          (85)
--------------------------------------------------------------------------------------------------------------------------
                                       TOTAL OTHER INCOME         2,589          2,244                7,607         6,518
--------------------------------------------------------------------------------------------------------------------------

OTHER EXPENSES
Salary and wages                                                  2,133          2,037                6,349         5,983
Pension and other employee benefits                                 466            455                1,424         1,428
Net occupancy expense of bank premises                              322            328                  994           976
Furniture and fixture expense                                       265            238                  791           812
Credit card operating expense                                       549            592                1,613         1,539
Other operating expense                                           1,232          1,102                3,969         3,410
--------------------------------------------------------------------------------------------------------------------------
                                     TOTAL OTHER EXPENSES         4,967          4,752               15,140        14,148
--------------------------------------------------------------------------------------------------------------------------
                               INCOME BEFORE INCOME TAXES         4,418          3,986               12,795        11,493
--------------------------------------------------------------------------------------------------------------------------
                                             Income taxes         1,427          1,385                4,400         3,997
--------------------------------------------------------------------------------------------------------------------------
                                               NET INCOME        $2,991         $2,601               $8,395        $7,496
==========================================================================================================================
BASIC EARNINGS PER SHARE                                          $0.62          $0.54                $1.73         $1.54
DILUTED EARNINGS PER SHARE                                        $0.60          $0.53                $1.70         $1.52
==========================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In thousands, except share data) (Unaudited)

                                                                                             NINE MONTHS ENDED
                                                                                   -----------------------------------
                                                                                        09/30/98             09/30/97
                                                                                   --------------        -------------
OPERATING ACTIVITIES
Net income                                                                                $8,395               $7,496
Adjustments to reconcile net income to net cash
     provided by operating activities:
Provision for loan/lease losses                                                              779                  830
Provision for depreciation and amortization                                                  774                  814
Net amortization on securities                                                               203                  146
Provision for deferred income taxes                                                          151                   94
Net loss on sale of securities                                                                72                   85
Net gain on sale of loans                                                                    (96)                  (6)
Net gain on sales of bank premises and equipment                                              (9)                 (30)
ISOP shares released for allocation                                                          351                    5
Increase in other assets                                                                  (6,299)              (1,139)
(Decrease) Increase in other liabilities                                                    (138)                 781
----------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  4,183                9,076
----------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities                                 52,103               30,791
Proceeds from sales of available-for-sale securities                                      20,958               10,684
Proceeds from maturities of held-to maturity securities                                    9,408                9,871
Purchases of available-for-sale securities                                               (83,820)             (53,413)
Purchases of held-to-maturity securities                                                  (7,071)              (9,281)
Proceeds from sale of loans                                                                6,810                2,561
Net increase in loans                                                                    (23,406)             (20,768)
Proceeds from sale of bank premises and equipment                                             15                   42
Purchases of bank premises and equipment                                                    (528)                (868)

----------------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                                    (25,531)             (30,381)
----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase in demand deposits,
      money market accounts, and savings accounts                                          9,994               27,831
Net increase (decrease) in time deposits                                                 (13,699)               9,858
Net increase (decrease) in securities sold under agreements
    to repurchase and Federal funds purchased                                              2,830              (13,858)
Net increase in other borrowings                                                          20,000                5,000
Cash dividends                                                                            (3,220)              (2,989)
Sale of treasury stock                                                                        30                   30
Common shares repurchased and returned to authorized
     and unissued status                                                                       0               (2,670)
Proceeds from exercise of stock options                                                      222                   12
Shares swapped and traded to pay taxes on options exercised                                 (311)                   0
----------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 15,846               23,214
----------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (5,502)               1,909
Cash and Cash Equivalents at beginning of Period                                          25,089               25,319
TOTAL CASH & CASH EQUIVALENTS AT END OF PERIOD                                           $19,587              $27,228
======================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                             CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                              (In thousands, except share data)
                                                                                           ACCUMULATED   DEFERRED
                                                                                              OTHER        ISOP
                                             COMMON      TREASURY               UNDIVIDED COMPREHENSIVE  BENEFIT
                                              STOCK        STOCK      SURPLUS    PROFITS     INCOME      EXPENSE     TOTAL
============================================================================================================================
BALANCES AT
JANUARY 1,  1997                             $    334     ($604)  $ 32,529    $ 20,925      $   66     ($637)      $ 52,613
----------------------------------------------------------------------------------------------------------------------------

Cash dividends ($0.61/Share)                                                    (2,989)                              (2,989)
Exercise of stock options (642 shares)                                  12                                               12
Treasury stock sold (1,735 shares)                           25          5                                               30
Common stock repurchased and
     returned  to authorized and
     unissued status  (120,000 shares)             (8)              (2,662)                                          (2,670)
ISOP Shares released
     allocation (177 shares)                                             1                                 4              5
Comprehensive Income:
     Change in net unrealized gain (loss)
          on available-for-sale securities,
          net of tax                                                                           690                      690
     Net Income                                                                 7,496                                 7,496
---------------------------------------------------------------------------------------------------------------------------
Total  Comprehensive Income                                                     7,496          690                    8,186
===========================================================================================================================
BALANCES AT
SEPTEMBER 30,1997                            $    326     ($579)  $ 29,885    $25,432         $756     ($633)       $55,187
---------------------------------------------------------------------------------------------------------------------------

===========================================================================================================================
BALANCES AT
JANUARY 1,  1998                             $    326     ($571)  $ 29,935    $26,769       $1,074   ($633)        $56,900
---------------------------------------------------------------------------------------------------------------------------

Cash dividends ($0.67/Share)                                                   (3,220)                               (3,220)
Exercise of stock options (17,728 shares)           1                  221                                              222
Swapped and traded shares, returned
     to authorized and unissued
     status (8,121 shares)                                             (311)                                           (311)
Treasury stock sold (894 shares)                            17           13                                              30
ISOP Shares released for
     allocation (12,236 shares)                                         106                              245            351
Effect of 3 for 2 stock split in
   the form of a stock dividend                   163                            (163)
Comprehensive Income:
     Change in net unrealized gain (loss)
          on available-for-sale securities,
          net of tax                                                                         1,044                    1,044
     Net Income                                                                 8,395                                 8,395
---------------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                                      8,395        1,044                    9,439
---------------------------------------------------------------------------------------------------------------------------
BALANCES AT
SEPTEMBER 30, 1998                           $    490    ($554)   $ 29,964    $31,781       $2,118     ($388)       $63,411
===========================================================================================================================

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

The condensed consolidated financial statements included herein reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at September 30, 1998, and December 31, 1997, and the results of operations for the three and nine months ended September 30, 1998 and 1997. Certain reclassifications have been made to prior period amounts for consistency in reporting.

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

4.       STOCK REPURCHASE PROGRAM

In November 1996, the board of directors approved a stock repurchase program, which authorizes the repurchase of up to $3 million in common stock of the Company in open market transactions. As of September 30, 1998, no open market transactions have been completed under this program. On May 14, 1997, the Company repurchased 120,000 shares of its common stock in a privately negotiated transaction. The shares, which have been returned to the status of authorized and unissued, were purchased at $22.25 per share, for a total purchase price of $2.67 million.

5.       SECURITIES

As of September 30, 1998, net unrealized gains on securities classified as available-for-sale totaled $3.7 million, resulting in an after tax increase to shareholders' equity of $2.1 million. As of December 31, 1997, available-for-sale securities had net unrealized gains of $1.9 million, resulting in an after tax shareholders' equity capital increase of $1.1 million.

6.       LOANS/LEASES

The Company's recorded investment in loans/leases considered impaired was $1.1 million on September 30, 1998, and the average recorded investment in impaired loans/leases was $1.1 million through the first nine months of 1998. Included in this amount was $245,000 of impaired loans/leases for which related reserves totaled $134,000. The recorded investment in impaired loans/leases as of December 31, 1997, was $1.4 million. The December 31, 1997 amount includes $806,000 of impaired loans/leases which had related reserves of $329,000. The effect on interest income from impaired loans/leases was not material during the first nine months of 1998.

7.       EARNINGS PER SHARE

On December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, which requires dual presentation of "Basic EPS" and "Diluted EPS" on the face of the income statement for all entities with complex capital structures. All prior period EPS data has been restated to conform to the provisions of this statement. A computation of Basic EPS and Diluted EPS for the nine month periods ending September 30, 1998 and 1997, is presented in the table below.

THREE MONTHS ENDED SEPTEMBER 30, 1998                                  INCOME          AVERAGE SHARES       PER SHARE AMOUNT
------------------------------------------------------------------------------------------------------------------------------------
(In thousands except share and per share data)                       (NUMERATOR)       (DENOMINATOR)
BASIC EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS                                    $2,991            4,846,631                        $0.62

EFFECT OF DILUTIVE SECURITIES (OPTIONS)                                                         98,290

DILUTED EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS PLUS ASSUMED CONVERSIONS           $2,991            4,944,921                        $0.60
====================================================================================================================================

NINE MONTHS ENDED SEPTEMBER 30, 1998                                   INCOME          AVERAGE SHARES       PER SHARE AMOUNT
------------------------------------------------------------------------------------------------------------------------------------
(In thousands except share and per share data)                       (NUMERATOR)       (DENOMINATOR)
BASIC EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS                                    $8,395            4,842,049                        $1.73

EFFECT OF DILUTIVE SECURITIES (OPTIONS)                                                         92,147

DILUTED EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS PLUS ASSUMED CONVERSIONS           $8,395            4,934,196                        $1.70
====================================================================================================================================

THREE MONTHS ENDED SEPTEMBER 30, 1997                                  INCOME          AVERAGE SHARES        PER SHARE AMOUNT
------------------------------------------------------------------------------------------------------------------------------
(In thousands except share and per share data)                       (NUMERATOR)       (DENOMINATOR)
BASIC EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS                                   $2,601          4,823,109                     $0.54

EFFECT OF DILUTIVE SECURITIES (OPTIONS)                                                      56,805

DILUTED EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS PLUS ASSUMED CONVERSIONS          $2,601          4,879,914                     $0.53
==============================================================================================================================


NINE MONTHS ENDED SEPTEMBER 30, 1997                                    INCOME         AVERAGE SHARES        PER SHARE AMOUNT
------------------------------------------------------------------------------------------------------------------------------
(In thousands except share and per share data)                       (NUMERATOR)       (DENOMINATOR)
BASIC EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS                                   $7,496          4,880,852                     $1.54

EFFECT OF DILUTIVE SECURITIES (OPTIONS)                                                      49,216

DILUTED EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS PLUS ASSUMED CONVERSIONS          $7,496          4,930,068                     $1.52
==============================================================================================================================

8.       ACCOUNTING CHANGES

Effective January 1, 1998, the Company adopted the remaining provisions of SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, which relate to accounting for securities lending, repurchase agreements, and other secured financing activities. These provisions did not have a material impact on the Company.

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

For the Company, comprehensive income represents net income plus other comprehensive income. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available-for-sale as of the balance sheet dates. Comprehensive income for the three and nine month periods ended September 30, 1998 and 1997 is summarized in the table below:

(In thousands)                                                         QUARTER ENDED                   YEAR TO DATE
---------------------------------------------------------------------------------------------------------------------------
                                                                  09/30/98      09/30/97            09/30/98      09/30/97
---------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                          $2,991        $2,601              $8,395        $7,496
---------------------------------------------------------------------------------------------------------------------------

Net unrealized holding gains or losses                               1,978         1,463               1,730         1,105
Reclassification adjustment for realized gain (loss) on sale
     of available-for-sale securities                                   23           (41)                (72)          (85)
---------------------------------------------------------------------------------------------------------------------------
Unrealized holding gains (losses) arising during the period          1,955         1,504               1,802         1,190

Deferred taxes on unrealized holding gains (losses)                   (822)         (631)               (758)         (500)
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive income, net of tax                               1,133           873               1,044           690

---------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                $4,124        $3,474              $9,439        $8,186
---------------------------------------------------------------------------------------------------------------------------

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with instruments measured at fair value. The recognition of accounting gains and losses resulting from changes in fair value of a derivative instrument depends on the intended use of the derivative and the type of risk being hedged. This statement is effective for the Company for all fiscal quarters beginning after January 1, 2000; however, early adoption is permitted. The Company is currently evaluating the effect this standard will have on its financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Tompkins County Trustco, Inc. is the parent company of Tompkins County Trust Company. The Trust Company is an independent community bank whose primary service area is Tompkins County, New York. Through the Bank, the Company provides a full range of financial services including: deposits, trust and investment services, commercial lending, consumer lending, residential mortgage lending, cash management, and electronic banking. In February 1998, the Trust Company formed a subsidiary corporation, Tompkins Real Estate Holdings, Inc., which was formed to qualify as a real estate investment trust. Tompkins Real Estate Holdings, Inc. became an active subsidiary of the Trust Company on June 1, 1998.

The following discussion is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of Tompkins County Trustco, Inc. and its operating subsidiaries. It should be read in conjunction with the Company's Form 10-K and related notes for the year ended December 31, 1997, and the condensed consolidated financial statements and notes included elsewhere in this report.

RESULTS OF OPERATIONS

Net income for the third quarter of 1998 was $3.0 million, compared to $2.6 million for the third quarter of 1997. Basic earnings per share in the third quarter of 1998 increased by 14.5% to $0.62, compared to $0.54 in the third quarter of 1997. On a diluted basis, earnings per share increased to $0.60 per share in the third quarter of 1998, compared to $0.53 for the same period in 1997. Year to date net income through the first nine months of 1998 was $8.4 million, compared to $7.5 million for the same period in 1997. Year to date basic earnings per share of $1.73 represents a 13% increase over the same period in 1997. Year to date diluted earnings per share of $1.70 reflects an 12% increase over the prior year.

The significant improvement in per share earnings through the first nine months of 1998 was achieved primarily through 12% growth in net income, and benefited from a 1% decline in the basic average shares outstanding. The reduction in average shares outstanding is the result of a privately negotiated transaction in which the Company repurchased 120,000 common shares in May of 1997.

The Company's return on average assets (ROAA) was 1.74% through the first nine months of 1998, compared to 1.64% for the same period in 1997. Return on average shareholders' equity (ROAE) for the first nine months of 1998 was 18.94%, compared to 18.97% for the same period in 1997. Improvement in ROAA reflects the strong earnings growth through the first half of 1998, which exceeded average total asset growth of 6%. The modest decline in ROAE is the result of 12% growth in average equity between September 1998 and September 1997.

NET INTEREST INCOME
As reflected in the attached Average Consolidated Balance Sheet and Net Interest Analysis, the Company earned tax-equivalent net interest income of $22.0 million for the nine months ended September 30, 1998, compared to $20.9 million for the same period in 1997. The improvement in net interest income is attributable to growth in the Company's earnings assets, which helped offset a modest decline in net interest margin. The Company has also enhanced its cash management practices in 1998, which has resulted in a greater percentage of total assets being comprised of earning assets. Average earning assets grew by $36.7 million between September 30, 1997 and September 30, 1998. Growth in average earnings assets was centered in the securities portfolio, residential real estate loans, and commercial real estate loans. Growth was supported by a $21.9 million increase in average core deposits (noninterest bearing deposits, savings and money market deposits, and time deposits of less than $100,000), and a $6.9 million increase in average non-core funding (Time deposits of $100,000 and more, Federal funds purchased and securities sold under agreements to repurchase, and other borrowings), and $6.4 million growth in average shareholders' equity.

The tax-equivalent net interest margin on earning assets was 4.78% through the first nine months of 1998, compared to a 4.83% ratio through the first nine months of 1997. Yield on earning assets declined from 8.29% as of September 30, 1997, to 8.16% as of September 30, 1998. The decline in asset yields is reflective of the general downward trending of interest rates over the periods presented.

The cost of interest bearing liabilities was 4.23% in the first nine months of 1998, compared to 4.26% in the first nine months of 1997. Despite the decline in the cost of interest bearing liabilities, the cost of interest bearing deposits increased, reflecting the competitive environment for deposits in the Company's market area. The increased cost of interest bearing deposits was partially offset by an $8.6 million increase in average noninterest bearing deposits. Noninterest bearing liabilities contributed 86 basis points to the Company's net interest margin in the first nine months of 1998, compared to 80 basis points for the same period in 1997.

PROVISION FOR LOAN/LEASE LOSSES
The provision represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses at an adequate level. The provision of $779,000 for the first nine months of 1998 represents a 6% decline from the $830,000 provision in the first nine months of 1997. The decline in the year to date provision is reflective of a lower level of loan/lease losses in the current period, and management's estimates of the reserves necessary given the overall quality of the portfolio, growth expectations, and general economic conditions. For the third quarter of 1998, the provision was $298,000 compared to $263,000 for the same period in 1997.

OTHER INCOME
Other income continues to be a key source of revenue growth for the Company. Total other income for the first nine months of 1998 totaled $7.6 million, an increase of 17% from the prior year. Other income for the third quarter of 1998 was $2.6 million, an increase of 15% from the third quarter of 1997. Other income as a percentage of average assets increased from 1.42% for the nine months ended September 30, 1997, compared to 1.57% for the same period in 1998.

Income from trust and investment services, the largest segment of other income, increased 28% to $3.0 million, compared to $2.3 million the first nine months of 1997. The increase is primarily attributable to continued asset growth in the Trust and Investment Services Division. Total assets managed by, or in custody of, the Trust and Investment Services Division were $896 million on September 30, 1998, representing a $120 million increase from September 30, 1997. Assets in the custody of the Trust and Investment Services Division included a portion of the Trust Company's securities portfolio, with a market value of $146 million on September 30, 1998, and $129 million on September 30, 1997.

In 1997, the Trust and Investment Services Division formed an alliance with another community bank. Through this alliance, the Company provides servicing and administrative support to the trust department of the other bank. Due to the success of this alliance, which has resulted in nearly $10 million in new assets under management, the Company anticipates expanding this service to additional banks. A second alliance was formed in the third quarter of 1998, with Hudson Valley Bank in Westchester County, New York.

Credit card merchant fee income of $1.8 million through the first nine months of 1998 represents a 5% increase from the same period in 1997. Growth in merchant fee income is primarily attributable to an increase in the number of Trust Company merchant customers. Other service charges increased 33%, from $1.0 million for the first nine months of 1997, to $1.4 million for the same period in 1998. Growth in other service charges reflects the Company's continued efforts to generate income from noninterest related sources, and includes fees related to debit card usage, ATM fees, sales of non-deposit investment products, wire transfer services, and lockbox services, all of which reflected increases over the same period in the previous year. Service charges on deposit accounts of $1.2 million represents a 7% decline from the previous year, and is reflective of an increased number of customers taking advantage of lower fee deposit products.

Total other income was reduced by losses on the sale of available-for-sale securities of $72,000 in 1998, and $85,000 in 1997. Other income in 1998 also included a $95,000 gain on the sale of approximately $6 million in student loans in the second quarter of 1998.


OTHER EXPENSE
Total other expenses increased 7% in the first nine months of 1998 to $15.1 million, compared to $14.1 million in 1997. Salary and wages remains the largest segment of other expense, comprising 42% of other expenses for the period ended September 30, 1998, which is comparable to the same period in 1997. Total salary and wage expense of $6.3 million in the first nine months of 1998, represents a 6% increase from the prior year.

Credit card operating expense is a variable expense that increases as the volume of merchant and card holder transactions increases. The 5% increase in credit card operating expenses during the first nine months of 1998 is primarily due to an increased volume of merchant customer transactions.

Year to date other operating expenses increased from $3.4 million in 1997, to $4.0 million in 1998. Included in other operating expenses is approximately $160,000 relating to consulting contracts initiated in the first quarter of 1998. These consulting contracts were entered into to enhance the ability of employees to meet the needs of customers through improved sales and service techniques and more efficient use of the Company's existing technology.

INCOME TAXES
The Company's effective tax rate for the third quarter declined from 34.8% in 1997, to 32.3% in 1998. The decline in the effective tax rate reflects certain state tax benefits that have accrued to the Company as a result of the formation of Tompkins Real Estate Holdings, Inc. Tompkins Real Estate Holdings, Inc. is a wholly-owned subsidiary of Tompkins County Trust Company, which became active on June 1, 1998. The corporation has been formed to qualify as a Real Estate Investment Trust, as defined by the Internal Revenue Code of 1986.


FINANCIAL CONDITION

The Company's total assets were $653.3 million as of September 30, 1998, representing a 4% increase over total assets reported as of December 31, 1997. Growth was primarily in the loan and lease portfolio, which increased by $16.0 million in the first nine months of 1998, while the securities portfolio grew by approximately $9.9 million (including market value adjustments on available-for-sale securities). Other assets grew by $6.2 million in the first nine month of 1998, primarily as a result of the purchase of $5 million in corporate owned life insurance, covering various officers of the corporation. The purchase of this insurance provides benefits to both the Company and the covered employees. Future increases in the cash surrender value of the insurance will be reflected in other operating income. Asset growth was funded through a combination of growth in other borrowings and equity capital.

CAPITAL
Total shareholders' equity grew by 11% during the first nine months of 1998 to $63.4 million. Cash dividends paid in the first half of 1998 totaled approximately $3.2 million, representing 38.4% of year to date earnings. Per share cash dividends of $0.67 for the first nine months of 1998, represents an 9.8% increase over cash dividends paid in 1997.

The Company and the Trust Company are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and the Trust Company meet all capital adequacy requirements to which they are subject. The table below reflects the Company's capital position at September 30, 1998, compared to the regulatory capital requirements for "well capitalized" institutions.

REGULATORY CAPITAL ANALYSIS - September 30, 1998
=============================================================================================================================
                                                                              ACTUAL           WELL CAPITALIZED REQUIREMENT
(DOLLAR AMOUNTS IN THOUSANDS)                                          AMOUNT        RATIO        AMOUNT          RATIO
-----------------------------------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets)                               $65,734        17.0%       $38,663          10.0%
Tier I Capital (to risk weighted assets)                              $60,899        15.8%       $23,198           6.0%
Tier I Capital (to average assets)                                    $60,899         9.4%       $32,391           5.0%
=============================================================================================================================

As illustrated above, the Company's capital ratios on September 30, 1998 remain well above the minimum requirement for well capitalized institutions. The ratios show continued improvement from the levels reported at December 31, 1997. As of December 31, 1997, the Company's Total Capital as a percentage of Risk Weighted assets was 16.4%; Tier I Capital to risk weighted assets was 15.1%; and Tier I Capital to average assets was 8.9%.

RESERVE FOR LOAN AND LEASE LOSSES AND NONPERFORMING ASSETS

Management reviews the adequacy of the reserve for loan and lease losses in a detailed and ongoing basis, giving consideration to various risk elements that may affect losses in the loan portfolio. Based upon management's review, the current reserve of $5.0 million is believed to be adequate to absorb inherent losses in the loan and lease portfolios. Activity in the Company's reserve for loan and lease losses during the first nine months of 1998 and 1997 is illustrated in the table below.

ANALYSIS OF THE RESERVE FOR LOAN/LEASE LOSSES  (In thousands)
============================================================================================================
                                                                   SEPTEMBER 30, 1998     SEPTEMBER 30, 1997
------------------------------------------------------------------------------------------------------------
Average Loans and Leases Outstanding Year to Date                            $382,648               $358,085
------------------------------------------------------------------------------------------------------------
Beginning Balance                                                               4,979                  4,779
------------------------------------------------------------------------------------------------------------
Provision for loan losses                                                         778                    830
     Loans charged off                                                         (1,057)                (1,053)
     Loan recoveries                                                              316                    373
------------------------------------------------------------------------------------------------------------
Net Charge-offs                                                                  (741)                  (680)
============================================================================================================
Ending Balance                                                                 $5,016                 $4,929
============================================================================================================

Annualized net charge-offs through the first nine months of 1998 amounted to 0.26% of average loans outstanding during the period. This ratio compares to 0.25% for the nine months ended September 30, 1997.

The level of nonperforming assets, as illustrated in the table below, reflects an improving trend from the prior year. Over 90% of nonperforming loans as of September 30, 1998 are secured by real estate, with 55% secured by 1-4 family residential properties.

NONPERFORMING ASSETS (In thousands)
============================================================================================================
                                                                   SEPTEMBER 30, 1998     SEPTEMBER 30, 1997
------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                               $1,787                 $1,763
Loans past due 90 days and accruing                                                 0                     55
Troubled debt restructuring not included above                                      0                      0
------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                                                  1,787                  1,818
------------------------------------------------------------------------------------------------------------
Other real estate, net of allowances                                              124                    137
------------------------------------------------------------------------------------------------------------
     Total nonperforming assets                                                $1,911                 $1,955
============================================================================================================
Total nonperforming loans as a percent of total loans                           0.45%                  0.49%
Total nonperforming assets as a percentage of total assets                      0.29%                  0.31%
============================================================================================================

DEPOSITS AND OTHER LIABILITIES
Total deposits were $473.0 million on September 30, 1998, compared to $476.7 million in total deposits on December 31, 1997. Core deposits, which include demand deposits, savings and money market accounts, and time deposits of less than $100,000 represent the primary funding source for the Company. As of September 30, 1998, core deposits of $387.1 million represented 65.6% of total liabilities. This compares to core deposits of $379.7 million, representing 66.6% of total liabilities on December 31, 1997.

The Company uses large time deposits, securities sold under repurchase agreements, Federal funds purchased, and other borrowings as additional funding sources. Time Deposits of $100,000 and over decreased from $97.0 million on December 31, 1997, to $85.8 million on September 30, 1998. As of September 30, 1998, total securities sold under repurchase agreements amounted to $60.8 million, compared to $58.0 million at December 31, 1997. Other borrowings, consisting of term borrowings from the Federal Home Loan Bank, increased from $27.0 million on December 31, 1997, to $47.0 on September 30, 1998.

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

Cash and cash equivalents of $19.6 million as of September 30, 1998 reflects a decline of $5.5 million from December 31, 1997. A portion of this decline is the result of improved cash management practices, which were implemented in January 1998 to reduce the level of noninterest bearing balances required to be maintained with the Federal Reserve Bank.

Short term investments consisting of securities due in one year or less declined from $28.3 million on December 31, 1997, to $24.7 million on September 30, 1998. Securities pledged to secure certain large deposits and securities sold under repurchase agreements were 83.2% of total securities as of September 30, 1998, compared to 76% as of December 31, 1997.

Additional liquidity is provided through the Trust Company's Federal Home Loan Bank (FHLB) membership. As of September 30, 1998, the Trust Company had approximately $57.2 million in unused borrowing capacity through established lines of credit with the FHLB. The Trust Company's equity investment in Tompkins Real Estate Holdings, Inc. of $204 million can be used to secure additional borrowings from the FHLB.

YEAR 2000 CONSIDERATIONS
The Company uses purchased software products for all of its internal transaction processing applications; therefore, no significant internal programming is necessary to prepare these systems to handle transactions in the Year 2000. The majority of the Company's efforts in preparation for Year 2000 processing relate to testing purchased and outsourced processing systems, as well as updating databases.

Management has initiated an enterprise-wide program, consistent with guidelines issued by the Federal Financial Institutions Examination Council (FFIEC), to prepare the Company's computer systems and software applications for the Year 2000. The program includes the following phases:

     o        Identification (Completed)
     o        Assessment (Completed)
     o        Remediation (In process)
     o        Testing (In process)
     o        Contingency Planning (In process)

The identification phase involved identifying the types of risk exposures related to Year 2000. Through this process the Company identified specific risk exposures related to internal information technologies, information service providers, other service providers, and customers.

As part of the assessment phase, the Company has categorized its information technology systems as Mission Critical, Mission Important, or Important. The Company has assessed the Year 2000 readiness of each information technology system and has established a plan for remediating any known Year 2000 problems.

The Company's primary application, which handles processing of loans, deposits, safe deposit, and general ledger, has been designated as Year 2000 compliant by the vendor. The vendor has also provided the Company with test results performed by an independent contractor that has also designated the system as Year 2000 compliant. Of the remaining systems that have been categorized as Mission Critical or Mission Important, approximately 40% have been designated as Year 2000 compliant. Based upon the most recent communications with vendors and service providers, management expects that remediation of all Mission Critical and Mission Important systems will be completed by December 31, 1998.

As previously indicated, the Company's primary application has been independently tested. Due to the importance of this application to the Company's operations, management plans to conduct its own tests this system in the fourth quarter of 1998. Testing is also in process on several other systems, and it is expected that testing of all Mission Critical and Mission Important systems will be completed by the first quarter of 1999.

The Company is formulating a contingency plan for business continuation in the event of Year 2000 system failures. This contingency plan will be based upon the Company's existing disaster recovery plan, with modifications for Year 2000 risks. The Company expects the Year 2000 contingency plan to be completed by March 1999.

As part of the process of evaluating and attempting to mitigate third party risk, the Company is collecting and analyzing Year 2000 information from third parties who have significant business relationships with the Company. These third parties include borrowers, obligors, and vendors. It is difficult predict the effect of third party non-readiness on the business of the Company.

Significant Year 2000 failures in the Company's systems, or in the systems of third parties would have a material adverse effect on the Company's financial condition and results of operations. The Company believes that its reasonably likely worst case scenario might include a material increase in credit losses due to Year 2000 problems of borrowers and a disruption in financial markets causing liquidity stress to the Company. The magnitude of potential credit losses or a disruption in financial markets cannot be determined at this time; however, the Year 2000 program described above is designed to reduce exposure to these risks.

The total cost of the Company's Year 2000 project is expected to be $200,000, of which approximately $125,000 has been incurred as of September 30, 1998. This amount includes the costs of additional hardware, software, and technology consultants, as well as the cost of the Company's information technology professionals dedicated to achieving Year 2000 compliance. A significant portion of these costs are not incremental, but rather involve redeployment of existing personnel related information technology resources. The Company has included the cost of the Year 2000 project in its operating budget and management does not expect that this will have a material effect on the Company's financial condition or results of operations.

FORWARD LOOKING STATEMENTS
This report may include forward-looking statements with respect to revenue sources, growth, market risk, corporate objectives, and Year 2000. The Company assumes no duty to update forward-looking statements, and cautions that these statements are subject to numerous assumptions, risk, and uncertainties, all of which could change over time. Actual results could differ materially from forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company's September 30, 1998, one-year cumulative rate sensitivity gap was a negative 10% of total assets. This suggests earnings would benefit from a declining interest rate environment, and would be vulnerable to a rising interest rate environment. Management estimates that a 200 basis point rise in interest rates over a one year period would result in a 3% decline in net interest income, assuming no management actions to reposition the balance sheet in reaction to a changing rate environment. Management believes the current interest rate risk exposure is not material given the Company's current level of earnings and capital.

                                                   TOMPKINS COUNTY TRUSTCO, INC.
                                    AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS
----------------------------------------------------------------------------------------------------------------------------------
                                                   QUARTER                         YTD                          YTD
                                                    ENDED                         ENDED                        ENDED
                                                    SEP-98                        SEP-98                       SEP-97
----------------------------------------------------------------------------------------------------------------------------------
                                          Average             Average   Average             Average   Average             Average
(DOLLAR AMOUNTS IN THOUSANDS)             Balance   Interest Yield/Rate Balance   Interest Yield/Rate Balance  Interest  Yield/Rate
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
     Certificates of deposit
       with other banks                   $      0  $     0          $      0    $    0             $      0   $    0
     Securities (1)
         U.S. Government Securities        185,802    3,100     6.62% 185,345     9,281     6.69%    172,515    8,782      6.81%
         State and municipal (2)            35,101      696     7.87%  36,729     2,185     7.95%     37,870    2,276      8.04%
         Other Securities (2)                5,255       93     7.02%   5,634       292     6.93%      3,980      226      7.59%
                                         ----------------------------------------------------------------------------------------
         Total securities                  226,158    3,889     6.82% 227,708    11,758     6.90%    214,365   11,284      7.04%
     Federal Funds Sold                      3,580       54     5.98%   3,780       156     5.52%      4,997      198      5.30%
     Loans, net of unearned income (3)
          Residential real estate          169,121    3,342     7.84% 164,288     9,792     7.97%    147,503    9,077      8.23%
          Commercial Real Estate            70,293    1,600     9.03%  69,500     4,735     9.11%     55,234    3,746      9.07%
          Commercial Loans (2)              78,465    1,931     9.76%  77,905     5,642     9.68%     82,660    5,919      9.57%
          Consumer Loans                    57,105    1,513    10.51%  58,645     4,639    10.58%     60,631    4,837     10.67%
          Direct Lease Financing            12,058      242     7.96%  12,310       742     8.06%     12,056      735      8.15%
                                         ----------------------------------------------------------------------------------------
          Total loans, net of unearned
            income                         387,042    8,628     8.84% 382,648    25,550     8.93%    358,085   24,314      9.08%
                                         ----------------------------------------------------------------------------------------
          TOTAL INTEREST-EARNING ASSETS    616,780   12,571     8.09% 614,136    37,464     8.16%    577,447   35,796      8.29%
                                         ----------------------------------------------------------------------------------------

Noninterest-earning assets                  33,087                     31,994                         32,766
                                         ---------                   --------                     ----------
          TOTAL ASSETS                    $649,867                   $646,130                       $610,213
                                         ---------                   --------                     ----------

---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits
     Interest-bearing deposits
        Interest checking, savings,
            & money market                 215,000    1,491     2.75% 213,429     4,412     2.76%    200,509   4,152      2.77%
        Time Dep > $100,000                 88,403    1,250     5.61%  97,110     4,050     5.58%     80,729   3,323      5.50%
        Time Dep < $100,000                 85,716    1,108     5.13%  87,077     3,369     5.17%     86,719   3,378      5.21%
                                         ----------------------------------------------------------------------------------------
        Total interest-bearing deposits    389,119    3,849     3.92% 397,616    11,831     3.98%    367,957  10,853      3.94%

Federal funds purchased & securities sold
       under agreements to repurchase       62,883      831     5.24%  57,113     2,220     5.20%     84,922   3,349      5.27%
Other borrowings                            38,309      523     5.42%  35,009     1,451     5.54%     16,664     744      5.97%
                                         ----------------------------------------------------------------------------------------
     TOTAL INTEREST-BEARING LIABILITIES    490,311    5,203     4.21% 489,738    15,502     4.23%    469,543  14,946      4.26%

Noninterest bearing deposits                89,435                     88,244                         79,607
Accrued expenses and other liabilities       9,155                      8,884                          8,244
                                         ---------                  ---------                       --------
     TOTAL LIABILITIES                     588,901                    586,866                        557,394

SHAREHOLDER'S EQUITY                        60,966                     59,264                         52,819
                                         ---------                   --------                       --------
     TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY             $649,867                   $646,130                       $610,213
                                         ---------                   --------                       --------
Interest rate spread                                            3.88%                       3.92%                         4.03%
     Impact of noninterest bearing
       liabilities                                              0.86%                       0.86%                         0.80%
                                                    -----------------          ------------------         ---------------------
Net interest income/margin
  on earning assets                                 $ 7,368     4.74%           $21,962     4.78%            $20,850      4.83%

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

Date:    November 13, 1998

TOMPKINS COUNTY TRUSTCO, INC.


By: /s/ JAMES J. BYRNES
    ------------------------------------------
        JAMES J. BYRNES
        Chairman of the Board,
        President and Chief Executive Officer



By: /s/ RICHARD D. FARR
    ------------------------------------------
        RICHARD D. FARR
        Senior Vice President and
        Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT NUMBER                    DESCRIPTION                              PAGES
--------------------------------------------------------------------------------

EXHIBIT 27                  FINANCIAL DATA SCHEDULE