Form 10-K
period 1998-12-31
TOMPKINS COUNTY TRUSTCO INC
filed 1999-03-29
CIK 1005817

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

             FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________________ to ___________________

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

The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $144,699,918 on March 15, 1999, based on the closing sales price of the registrant's common stock, $.10 par value (the "Common Stock"), as reported on the American Stock Exchange , Inc. as of such date.

The number of shares of the registrant's Common Stock outstanding as of March 15, 1999 was 4,857,984 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders for the fiscal year ended December 31, 1998 (the "Annual Report") filed with the Securities and Exchange Commission on March 29, 1999 is incorporated herein by reference (Parts I and II).

Proxy Statement (the "Proxy Statement") filed with the Securities and Exchange Commission on March 29, 1999 in connection with the 1999 Annual Meeting of Stockholders is incorporated herein by reference (in Part III).

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS
         Tompkins County Trustco, Inc. (the "Company") was incorporated under the laws of the State of New York on March 6, 1995, and is a bank holding company registered with the Federal Reserve Board ("FRB") under the Bank Holding Company Act of 1956, as amended. The principal offices of the Company and its wholly-owned operating subsidiary, Tompkins County Trust Company (the "Trust Company" or the "Bank"), are located at The Commons, P.O. Box 460, Ithaca, New York 14851, and its telephone number is 607-273-3210. The Bank is a commercial bank chartered in New York State, which has operated in the community of Ithaca, New York and environs since 1836. Unless the context otherwise requires, all references herein to the "Company" include its wholly-owned operating subsidiary, the Bank.

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

STOCK SPLIT
         On March 15, 1998, a three-for-two stock split was paid in the form of a stock dividend to shareholders of record on March 1, 1998. All share and per share data included herein has been retroactively adjusted to reflect the stock split.

STOCK REPURCHASE TRANSACTIONS
      In October 1996, the Company repurchased 366,556 shares of its own common stock in a privately negotiated sale from an unrelated third party. The stock was purchased at a price of $18.33 per share, for a total purchase price of $6.7 million. In May 1997, the Company repurchased 120,000 shares in a privately negotiated transaction. The shares were purchased at $22.53 per share for a total purchase price of $2.67 million. In December 1998, The Company repurchased 12,207 shares in a privately negotiated transaction. The shares were purchased at $34.00 per share, for a total purchase price of $415,000. All of the shares from the repurchase transactions described above have been returned to the status of authorized but unissued.

      In November 1996, the board of directors approved a stock repurchase program, which authorizes the repurchase of up to $3 million in common stock in open market transactions. During 1998, 5,038 shares were repurchased under this program, for a total cost of $169,000. The shares repurchased during 1998 are the only shares that have been purchased under this program, and all of the shares repurchased under the program have been returned to the status of authorized but unissued.

BRANCH ACQUISITION
      In November 1996, the Bank acquired all deposits and selected assets of the Odessa branch office of the First National Bank of Rochester. The acquisition of the Odessa office, with approximately $10 million in deposits, represents the Bank's first banking office outside of Tompkins County. Odessa, New York is in Schuyler County, which is adjacent to Tompkins County.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
         The Company's primary revenue source is interest income derived from loans and securities. The Company offers a broad range of short to medium-term business loans, personal loans, and consumer leases. Commercial loans include both collateralized and uncollateralized loans for working capital (including inventory and receivables), business expansion (including real estate acquisitions and improvements), and purchases of equipment and machinery. Consumer loans include collateralized and uncollateralized loans for financing automobiles, boats, home improvements, and personal investments. A detailed analysis of the Company's financial condition and results of operations is included in the Management Discussion & Analysis section of the Company's 1998 Annual Report to Shareholders (Annual Report), incorporated by reference under
Item 7, herein.


NARRATIVE DESCRIPTION OF BUSINESS
         The Company conducts commercial and consumer banking business, which primarily consists of attracting deposits from the areas served by its banking offices and using those deposits to originate a variety of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate). The Company's principal expenses are interest paid on deposits, interest on borrowings, and operating and general administrative expenses. Funding sources, other than deposits include: borrowing, securities sold under agreements to repurchase, and cash flow from lending and investing activities.

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

         As is the case with banking institutions generally, the Company's operations are materially and significantly influenced by general local and national economic conditions and related monetary and fiscal policies of the Federal government. Operations may also be significantly influenced by regulatory policies of various Federal and State agencies, which regulate various aspects of the Company's business. Deposit flows and cost of funds are influenced by returns on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, competing interest rates, and other factors affecting local demand and availability of funds. The Company faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. See "COMPETITION."

         The Company's primary source of income is interest earned from its loan and securities portfolios, which is discussed more fully in the Management Discussion and Analysis section of the Annual Report.

LENDING ACTIVITIES
         A discussion of the Company's lending activities is included in the Management Discussion and Analysis section of the Annual Report. As of December 31, 1998, management is not aware of any potential problem loans, or loans classified for regulatory purposes as Substandard, Doubtful, or Loss, which have not been disclosed as nonperforming assets in the Annual Report.

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

         Commercial loans typically are underwritten on the basis of the borrower's repayment capacity from cash flow and are generally collateralized by business assets such as accounts receivable, equipment, real estate, and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, the collateral underlying the loans may depreciate over time, cannot be appraised with as much precision as real estate, and may fluctuate in value based on the success of the business. Working capital loans are primarily collateralized by short-term assets, while term loans are primarily collateralized by long-term or fixed assets. The Company normally requires personal guarantees for commercial loans and has approximately $8.2 million of commercial loans which are fully or partially guaranteed by the Small Business Administration.

CONSUMER LOANS
         Consumer loans made by the Company include loans for automobiles, recreation vehicles, education, boats, mobile homes, appliances, home improvements, and overdraft protection. These loans have been extended through second mortgages, personal (collateralized and uncollateralized) loans, credit cards, and deposit account collateralized loans.

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

LEASE FINANCING
         The Company's lease portfolio is comprised primarily of leases on vehicles and equipment for small businesses and individuals. The terms of these loans and leases typically range from 12 to 180 months and vary based upon the type of collateral and amount of the lease. The current lease portfolio is comprised substantially of direct lease financing of new and used automobiles. Marketing efforts in 1997 and 1998 have resulted in growth in the commercial leasing portfolio, which is expected to continue in 1999.

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

      Information regarding the amortized cost and fair value of the securities portfolio for the years ended 1998 and 1997 is presented in Note 2 of the Notes to Financial Statements of the Annual Report. The amortized cost and fair value of the securities portfolio for the year ended 1996 is presented in Table 1 below.

TABLE 1                                                                SECURITIES
=========================================================================================================
                                                Available-for-Sale                   Held-to-Maturity
December 31, 1996                        Amortized Cost     Fair Value         Amortized Cost  Fair Value
---------------------------------------------------------------------------------------------------------
(In Thousands)
U.S. Treasury Securities & Obligations
    of U.S. Government Agencies             $142,648         $142,729              $     0        $     0
Mortgage-Backed Securities                    22,092           22,124
Obligations of State and Political
    Subdivisions                                   0                0               37,753         38,784
Equity Securities                              3,050            3,050                    0              0
---------------------------------------------------------------------------------------------------------
                                            $167,790         $167,903              $37,753        $38,784
=========================================================================================================

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

         The Trust and Investment Services Division continues to add services as part of the Company's strategy to sharpen competitive performance and expand markets. In December 1996, the Trust and Investment Services Division began providing custodial services for the Company's securities portfolio. In 1997, The Company initiated a "Trust Alliance" program, in which the Company began providing servicing and administrative support to the trust department of another community bank. As of March 1999, the Company had Trust Alliances with two community banks in New York State and one in Pennsylvania.

DEPOSITS
         Deposit services include time deposits, individual retirement accounts ("IRAs"), checking and other demand deposit accounts, NOW accounts, savings accounts, and money market accounts. Transaction accounts and time deposits are tailored to the principal market area at rates competitive to those in the area. All deposit accounts are insured under the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to the maximum limits permitted by law. The Company solicits deposit accounts from small businesses, professional firms, households, and educational and governmental institutions located throughout its primary market area. Total deposits represented 81% of total liabilities on December 31, 1998. Scheduled maturities of time deposits are detailed in Note 6 of the Annual Report.

MARKET AREA
         Tompkins County, New York is the Company's primary market area. The Company has 13 offices; including, ten full service branch facilities located in Tompkins County, and one full service facility located in Schuyler County, New York, which is adjacent to Tompkins County. The Company's deposit gathering, lending markets and trust and investment management services are concentrated in the communities surrounding its offices in Ithaca, New York. Management believes its offices are located in areas serving small and mid-sized businesses; and serving low, middle and upper income communities.

         Tompkins County has an estimated resident population of approximately 97,000 people, with approximately 34,000 households, and an average household income of approximately $44,000. Education plays a significant role in the local economy with Cornell University and Ithaca College being two of the county's major employers. Unemployment in the county has historically remained well below the State average, and was 2.6% in December 1998, compared to a State average of 5.1%. Job growth in the county for the twelve months ended December 31, 1998, totaled 0.81%, compared to total job growth for the State of 1.01%.

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

         The Company continues to invest in technologies that allow customers to access Bank products and services from anywhere in the country. This technology has allowed the Bank to retain customers who have moved outside of the Bank's principal market area and attract customers for certain products from outside the Bank's principal market area. In 1998, the Trust and Investment Services Division served customers in more than 42 states. Other products such as credit cards, debit cards, telephone banking, and PC banking have greatly expanded access to Trust Company products and services from outside the Bank's primary market area.

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

         The Company focuses primarily on providing personalized banking and trust and investment services to businesses and individuals within the market area where its banking offices are located. As the only independent community bank headquartered in Ithaca, NY, management believes the Company's community commitment and personalized service are factors that contribute to the Company's competitiveness.

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

         The Company recognizes that its employees are the key to providing a high level of personal service. During 1998, the Company invested approximately $124,000 in formal education of its employees, and provides ongoing internal training to ensure employees are knowledgeable of the Company's products and services.

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

REGULATION
         As a registered bank holding company, the Company is subject to examination and comprehensive regulation by the FRB. The Bank is subject to examination and comprehensive regulation by the FDIC and the New York State Banking Department ("NYSBD"). Each of these agencies issues regulations and requires the filing of reports describing the activities and financial condition of the entities under its jurisdiction. Likewise, such agencies conduct examinations on a recurring basis to evaluate the safety and soundness of the institution and test compliance with various regulatory requirements relating to: Consumer Protection, Fair Lending, the Community Reinvestment Act, sales of non-deposit investments, electronic data processing, and trust department activities.

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

         Based upon the capital strength of the Bank and a favorable FDIC risk classification, the Bank is not currently subject to BIF insurance assessments. Beginning in January 1997, the Bank, and all BIF insured banks, are subject to special assessments to repay Financing Corporation ("FICO") bonds, which were used to repay depositors of failed Savings and Loan Associations after the former Federal Savings and Loan Insurance Fund became insolvent. The special assessment attributable to the FICO bonds was approximately $56,000 in 1998.

EMPLOYEES
         At December 31, 1998, the Company employed 237 employees, approximately 47 of which were part-time. No employees are covered by a collective bargaining agreement and the Company believes its employee relations are excellent.

ITEM 2.  PROPERTIES

         The following table provides information with respect to the Company's facilities:

    Location                        Facility Type                      Square Feet       Owned/Leased
-----------------------------------------------------------------------------------------------------
The Commons                         Main Office                           23,900            Owned
Ithaca, NY
119 E. Seneca Street                Trust and Investment Services         18,550            Owned
Ithaca, NY
121 E. Seneca Street                Administration                        18,900            Owned
Ithaca, NY
Rothschilds Building                Operations                            20,500           Leased
The Commons
Ithaca, NY
Campus Store                        Cornell Campus Branch Office             400           Leased
Central Avenue
Cornell University
905 Hanshaw Road                    Community Corners                        790           Leased
Ithaca, NY                          Branch Office
139 North Street Extension          Dryden Branch                          2,250            Owned
Dryden, NY                          Office
1020 Ellis Hollow Road              East Hill Plaza Branch                   650           Leased
Ithaca, NY
775 S. Meadow St.                   Plaza Branch Office                    2,280            Owned
Ithaca, NY
Pyramid Mall                        Pyramid Mall Branch Office               610           Leased
Ithaca, NY
116 E. Seneca St.                   Seneca Street                            775            Owned
Ithaca, NY                          Drive-In
2251 N. Triphammer Rd. Ithaca, NY   Triphammer Road Branch Office          3,000           Leased
2 W. Main Street Trumansburg, NY    Trumansburg Branch Office              2,720            Owned
701 W. Seneca St.                   West End Branch Office                 2,150            Owned
Ithaca, NY
2230 N. Triphammer Rd.              Kendal Branch                            204           Leased
Ithaca, NY                          Part Time Office
100 Main Street                     Odessa Branch Office                   3,115            Owned
Odessa, NY

         Management believes the Company's facilities are suitable for their present intended purposes and adequate for the Company's current level of operations. The lease terminations for the Company's currently leased properties range from January 1999 to July 2042.

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


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                   Executive
Name                      Age              Position                Officer Since
--------------------------------------------------------------------------------
James J. Byrnes           57          Chairman of the Board,      January 1989
                                      President and Chief
                                      Executive Officer
Donald S. Stewart         54          Executive Vice President    December 1984
Richard D. Farr           46          Senior Vice President and   December 1988
                                      Chief Financial Officer
Thomas J. Smith           58          Senior Vice President       December 1984
Lawrence A. Updike        53          Senior Vice President       December 1988


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

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

(SEE NOTES 1, 2 & 3 BELOW)        MARKET PRICE              CASH
--------------------------------------------------------------------------------
                                  HIGH    LOW           DIVIDENDS PAID
--------------------------------------------------------------------------------

1997    1st Quarter              $23.17   21.09             .20
   2nd Quarter                    23.83   21.42             .20
   3rd Quarter                    25.37   23.25             .21
   4th Quarter                    28.83   25.42             .21

1998    1st Quarter              $34.00   28.50             .21
   2nd Quarter                    38.75   33.38             .22
   3rd Quarter                    40.75   32.00             .23
   4th Quarter                    34.75   30.75             .25

Note 1 - The range of reported high and low transaction prices reflects inter-dealer prices without retail markup, markdown or commission, and represent actual transactions as quoted on the Nasdaq National Market or the American Stock Exchange. The Company's stock was traded on the Nasdaq National Market during January 1997. Effective February 3, 1997, the Company's stock began trading on the American Stock Exchange. As of March 15, 1999, there were approximately 1,071 shareholders of record. Note 2 - On March 15, 1998, a 3-for-2 stock split was paid in the form of a stock dividend to shareholders of record on March 1, 1998. Per share price and dividend information has been adjusted for the stock split.

Note 3 - Dividends were paid on the 15th day of March, June, September, and December of each year.


ITEM 6.  SELECTED FINANCIAL DATA

         "Selected Financial Data" contained on page 7 of the Annual Report is incorporated by reference herein.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         "Management Discussion & Analysis of Financial Condition & Results of Operations" contained on pages 29-40 of the Annual Report is incorporated by reference herein.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Quantitative and Qualitative Disclosures about market risk are contained on pages 38, of the "Management Discussion & Analysis of Financial Condition & Results of Operations" section of the Annual Report, incorporated by reference herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Incorporated  by  reference  are the  following  sections of the Annual
Report:

         Consolidated Statements of Condition as of December 31, 1998 and 1997 contained on page 8 of the Annual Report;

         Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996 contained on page 9 of the Annual Report;

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996 contained on page 10 of the Annual Report;

         Consolidated   Statements  of  Changes  in  Shareholders'   Equity  and
Comprehensive Income for the Years Ended December 31, 1998, 1997 and 1996 contained on page 11 of the Annual Report; and

         Notes to Consolidated Financial Statements contained on pages 12-27 of the Annual Report.

         Report of KPMG LLP, Independent Auditors, contained on page 28 of the Annual Report;


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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)    The following documents are filed as part of this report:

                (1)      THE FOLLOWING  FINANCIAL  STATEMENTS OF THE COMPANY AND
                         INDEPENDENT   AUDITORS'   REPORT  ARE  INCORPORATED  BY
                         REFERENCE HEREIN AS SPECIFIED IN ITEM 8:

                CONSOLIDATED STATEMENTS OF CONDITION as of December 31, 1998 and 1997

                CONSOLIDATED STATEMENTS OF INCOME for the Years Ended December 31, 1998, 1997 and 1996

                CONSOLIDATED STATEMENTS OF CASH FLOWS for the Years Ended December 31, 1998, 1997 and 1996

                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME for the Years Ended December 31, 1998, 1997 and 1996

                         Notes to Consolidated Financial Statements

                         Report of KPMG LLP, Independent Auditors

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

         TOMPKINS COUNTY TRUSTCO, INC.

         By:/s/ JAMES J. BYRNES
            -----------------------------------
             James J. Byrnes
             Chairman of the Board, President and
             Chief Executive Officer

         Date: March 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


Signature                      Capacity                        Date
---------                      --------                        ----

/s/ JAMES J. BYRNES            Chairman of the Board,          March 29, 1999
---------------------          President and Chief
James J. Byrnes                Executive Officer


/s/ RICHARD D. FARR            Senior Vice President and       March  29, 1999
---------------------          Chief Financial Officer
Richard D. Farr


/s/ JOHN ALEXANDER             Director                        March  29, 1999
---------------------
John E. Alexander


/s/ REEDER D. GATES            Director                        March  29, 1999
--------------------
Reeder D. Gates


/s/ WILLIAM W. GRISWOLD        Director                        March 29, 1999
-----------------------
William W. Griswold


/s/ CARL E. HAYNES             Director                        March 29, 1999
-----------------------
Carl E. Haynes


/s/ EDWARD C. HOOKS            Director                        March  29, 1999
-----------------------
Edward C. Hooks


/s/ ROBERT T. HORN, JR.        Director                        March  29, 1999
-----------------------
Robert T. Horn, Jr.


/s/ BONNIE H. HOWELL           Director                        March  29, 1999
-----------------------
Bonnie H. Howell


/s/ LUCINDA A. NOBLE           Director                        March  29, 1999
-----------------------
Lucinda A. Noble


/s/ HUNTER R. RAWLINGS, III    Director                        March 29, 1999
---------------------------
Hunter R. Rawlings, III

                               Director
-----------------------
Thomas R. Salm


/s/ MICHAEL D. SHAY            Director                        March  29, 1999
---------------------------
Michael D. Shay


/s/ PEGGY R. WILLIAMS          Director                        March  29, 1999
----------------------------
Peggy R. Williams

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

Exhibit
Number    Title of Exhibit                                            Page
--------------------------------------------------------------------------------
2.        Agreement and Plan of Reorganization, dated
          as of March 14, 1995, among the Bank, the Company
          and the Bank Interim Bank (1)
3.1       Certificate of Incorporation of the Company (1)
3.2       Bylaws of the Company (1)
4.        Form of Specimen Common Stock Certificate of the
          Company (1)
10.2      1992 Stock Option Plan (1)
10.3      1996 Stock Retainer Plan for Non-Employee
          Directors (1)
10.4      Form of Director Deferred Compensation Agreement (1)
10.5      Deferred Compensation Plan for Senior Officers (1)
10.6      Supplemental Executive Retirement Agreement with
          James J. Byrnes (1)
10.7      Severance Agreement with James J. Byrnes (1)
10.8      Lease Agreement dated August 20, 1993 between
          Tompkins County Trust Company and Comex Plaza
          Associates, relating to leased property at the
          Rothschilds Building, Ithaca, NY (2)
11        Statement of Computation of Earnings Per Share (3)
13        Portions of the Annual Report to Stockholders for the
          fiscal year ended December 31, 1998.
21        Subsidiaries of Registrant (2)
23        Consent of KPMG LLP
27        Financial Data Schedule


(1) Incorporated by reference herein to the identically numbered exhibits of the Form 8-A.

(2) Incorporated by reference to the identically numbered exhibits of the Form 10-K.
(3) Required information is incorporated by reference to Note 13 of the Company's 1998 Annual Report Share Holders. 17