Form 10-Q
period 1999-03-31
TOMPKINS TRUSTCO INC
filed 1999-05-14
CIK 1005817

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-12709


                             TOMPKINS TRUSTCO, INC.
                (Formerly Known as Tompkins County Trustco, Inc.)

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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

                  Class                     Outstanding as of  May 10, 1999
        ----------------------------        -------------------------------
        Common Stock, $.10 par value               4,855,985 shares

                             TOMPKINS TRUSTCO, INC.

                                    FORM 10-Q

                                      INDEX


PART I -FINANCIAL INFORMATION
                                                                                        PAGE
                                                                                        ----
         ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)
                   CONDENSED CONSOLIDATED STATEMENTS OF CONDITION AS OF
                   MARCH 31, 1999 AND DECEMBER 31, 1998                                      3

                   CONDENSED CONSOLIDATED STATEMENTS OF  INCOME FOR
                   THE THREE MONTHS ENDED MARCH 31, 1999
                   AND 1998                                                                  4

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998                                5

                   CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                   EQUITY AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED
                   MARCH 31, 1999 AND 1998                                                   6

                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                    7-8

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS                                              9-14

         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                15

                  AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS              16

PART II - OTHER INFORMATION
         ITEM 1 - LEGAL PROCEEDINGS                                                         NOT APPLICABLE
         ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                                 NOT APPLICABLE
         ITEM 3 - DEFAULTS ON SENIOR SECURITIES                                             NOT APPLICABLE
         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS                     NOT APPLICABLE
         ITEM 5 - OTHER INFORMATION                                                         17
         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                          17


SIGNATURES                                                                                  18

EXHIBIT INDEX                                                                               19



                                       PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                                     (In thousands, except share data)
ASSETS                                                                          (UNAUDITED)
                                                                                   AS OF          AS OF
                                                                                03/31/1999      12/31/1998
                                                                               ------------    ------------
Cash & noninterest bearing balances
    due from banks                                                             $     20,750    $     17,170

Federal funds sold                                                                        0           9,600
Available-for-sale securities, at fair value                                        193,804         182,740
Held-to-maturity securities, fair value of $35,748
     in 1999 and $35,011 in 1998                                                     34,946          34,088
Loans/leases net of unearned income                                                 410,262         405,357
Less:  Reserve for loan/lease losses                                                  5,053           5,028
                                                            NET LOANS/LEASES        405,209         400,329
-----------------------------------------------------------------------------------------------------------

Bank premises and equipment, net                                                      7,306           7,411
Other assets                                                                         21,836          21,704
-----------------------------------------------------------------------------------------------------------
                                                                TOTAL ASSETS   $    683,851    $    673,042
===========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Interest bearing:
          Checking, savings and money market                                   $    224,174    $    208,741
          Time                                                                      190,153         194,495
     Noninterest bearing                                                             84,568          89,556
-----------------------------------------------------------------------------------------------------------
                                                              TOTAL DEPOSITS        498,895         492,792

Securities sold under agreements to repurchase and
     Federal funds purchased                                                         65,374          60,007
Other borrowings                                                                     45,005          45,005
Other liabilities                                                                     9,341          11,215
-----------------------------------------------------------------------------------------------------------
                                                           TOTAL LIABILITIES   $    618,615    $    609,019
-----------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

Shareholders' equity:
     Common Stock - par value $.10 per share
     Authorized 7,500,000 shares; issued and outstanding
        4,894,435 shares in 1999 and 4,893,141 shares in 1998                  $        489    $        489
     Surplus                                                                         29,815          29,817
     Undivided profits                                                               35,114          33,364
     Accumulated other comprehensive income                                             540           1,077
     Treasury stock, at cost - 28,603 shares in 1999,
          28,889 shares in 1998                                                        (543)           (548)
     Deferred ISOP benefit expense - 8,917 shares in 1999,
          8,789 shares in 1998                                                         (179)           (176)
-----------------------------------------------------------------------------------------------------------
                                                  TOTAL SHAREHOLDERS' EQUITY   $     65,236    $     64,023
-----------------------------------------------------------------------------------------------------------
                                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $    683,851    $    673,042
===========================================================================================================


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (In thousands, except share data) (Unaudited)
                                                                                          YEAR TO DATE
                                                                            03/31/1999                   03/31/1998
                                                                    -------------------            -----------------
INTEREST INCOME
Loans                                                                           $8,513                       $8,349
Federal funds sold                                                                  46                           50
Available-for-sale securities                                                    2,996                        3,109
Held-to-maturity securities                                                        441                          482
-------------------------------------------------------------------------------------------------------------------
                                              TOTAL INTEREST INCOME             11,996                       11,990
-------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits:
     Time certificates of deposits of $100,000 or more                           1,231                        1,383
     Other deposits                                                              2,445                        2,558
Federal funds purchased and securities sold under
   agreements to repurchase                                                        736                          715
Other borrowings                                                                   558                          438
-------------------------------------------------------------------------------------------------------------------
                                             TOTAL INTEREST EXPENSE              4,970                        5,094
-------------------------------------------------------------------------------------------------------------------
                                                NET INTEREST INCOME              7,026                        6,896
-------------------------------------------------------------------------------------------------------------------
                             Less:  Provision for loan/lease losses                122                          151
-------------------------------------------------------------------------------------------------------------------
          NET INTEREST INCOME AFTER PROVISION FOR LOAN/LEASE LOSSES              6,904                        6,745
-------------------------------------------------------------------------------------------------------------------

OTHER INCOME
Trust and investment services income                                             1,028                          960
Service charges on deposit accounts                                                414                          416
Credit card merchant income                                                        589                          637
Other service charges                                                              491                          430
Other operating income                                                             261                          204
Loss on available-for-sale securities                                                0                         (95)
-------------------------------------------------------------------------------------------------------------------
                                                 TOTAL OTHER INCOME              2,783                        2,552
===================================================================================================================

OTHER EXPENSES
Salary and wages                                                                 2,176                        2,099
Pension and other employee benefits                                                635                          527
Net occupancy expense of bank premises                                             306                          340
Furniture and fixture expense                                                      281                          247
Credit card operating expense                                                      526                          569
Other operating expense                                                          1,311                        1,355
-------------------------------------------------------------------------------------------------------------------
                                               TOTAL OTHER EXPENSES              5,235                        5,137
-------------------------------------------------------------------------------------------------------------------
                                         INCOME BEFORE INCOME TAXES              4,452                        4,160
-------------------------------------------------------------------------------------------------------------------
                                                       Income taxes              1,487                        1,476
-------------------------------------------------------------------------------------------------------------------
                                                         NET INCOME             $2,965                       $2,684
===================================================================================================================
BASIC EARNINGS PER SHARE                                                         $0.61                        $0.56
DILUTED EARNINGS PER SHARE                                                       $0.60                        $0.54
===================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands, except share data)
                                        (Unaudited)

                                                                     THREE MONTHS ENDED
                                                                03/31/1999       03/31/1998
                                                            --------------   --------------
OPERATING ACTIVITIES
Net income                                                    $      2,965    $      2,684
Adjustments to reconcile net income to net cash
     provided by operating activities:
Provision for loan/lease losses                                        122             151
Depreciation and amortization                                          279             257
Net amortization on securities                                          99              66
Benefit for deferred income taxes                                    1,219           1,217
Net loss on sale of securities                                           0              95
Net gain on sale of loans                                                0              (3)
Net (gain) loss on sales of bank premises and equipment                 (7)              5
ISOP shares released for allocation                                     (5)              8
Increase in other assets                                              (157)           (743)
(Decrease) Increase in other liabilities                            (2,731)           (656)
------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                            1,784           3,081
------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities           24,162          25,981
Proceeds from sales of available-for-sale securities                     0          19,905
Proceeds from maturities of held-to maturity securities              3,025           2,859
Purchases of available-for-sale securities                         (36,062)        (64,431)
Purchases of held-to-maturity securities                            (4,045)         (3,741)
Proceeds from sale of loans                                            246             584
Net increase in loans                                               (5,248)         (1,789)
Proceeds from sale of bank premises and equipment                        7               1
Purchases of bank premises and equipment                              (149)           (148)

------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                              (18,064)        (20,779)
------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase (decrease) in demand deposits,
      money market accounts, and savings accounts                   10,445          12,445
Net increase (decrease) in time deposits                            (4,342)          4,200
Net increase (decrease) in securities sold under agreements
   to  repurchase and Federal funds purchased                        5,367          (3,643)
Net increase in other borrowings                                         0           6,000
Cash dividends                                                      (1,215)         (1,043)
Sale of treasury stock                                                  10               9
Common shares repurchased and returned to authorized
     and unissued status                                               (52)              0
Net proceeds from exercise of stock options,
     and related tax benefit                                            47              49
------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           10,260          18,017
------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (6,020)            319
Cash and Cash Equivalents at beginning of Period                    26,770          25,089
TOTAL CASH & CASH EQUIVALENTS AT END OF PERIOD                $     20,750    $     25,408
==========================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                       (In thousands, except share data) (Unaudited)

                                                                                         ACCUMULATED    DEFERRED
                                                                                            OTHER         ISOP
                                            COMMON    TREASURY             UNDIVIDED    COMPREHENSIVE    BENEFIT
                                            STOCK      STOCK     SURPLUS    PROFITS        INCOME        EXPENSE    TOTAL
===========================================================================================================================
BALANCES AT
JANUARY 1, 1998                              $326     ($571)     $30,037    $ 26,769       $ 1,074        ($392)   $ 57,243
---------------------------------------------------------------------------------------------------------------------------

Cash dividends ($0.21/Share)                                                  (1,043)                                (1,043)
Exercise of stock options (4,356 shares)                              49                                                 49
Treasury stock sold (342 shares)                          6            3                                                  9
ISOP Shares released for
     allocation (177 shares)                                           4                                      4           8
Effect of 3 for 2 stock split in
   the form of a stock dividend               163                               (163)
Comprehensive Income:
     Change in net unrealized gain (loss)
          on available-for-sale
securities,
          net of tax                                                                          (359)                    (359)
     Net Income                                                                2,684                                  2,684
---------------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                                                                            2,325
---------------------------------------------------------------------------------------------------------------------------
BALANCES AT
MARCH 31, 1998                               $489     ($565)     $30,093     $28,247          $715        ($388)    $58,591
===========================================================================================================================


===========================================================================================================================
BALANCES AT
JANUARY 1, 1999                              $489     ($548)     $29,817     $33,364        $1,077        ($176)    $64,023
---------------------------------------------------------------------------------------------------------------------------

Cash dividends ($0.25/Share)                                                  (1,215)                                (1,215)
Exercise of stock options and
    related tax benefit (2,738 shares, net)                           47                                                 47
Common stock repurchased and
     returned to authorized and
     unissued status (1,444 shares)                                  (52)                                               (52)
Treasury stock sold (286 shares)                          5            5                                                 10
ISOP shares returned to unallocated
     status (128 shares)                                              (2)                                    (3)         (5)
Comprehensive Income:
     Change in net unrealized gain (loss)
          on available-for-sale
securities,
          net of tax                                                                          (537)                    (537)
     Net Income                                                                2,965                                  2,965
---------------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                                                                            2,428
---------------------------------------------------------------------------------------------------------------------------
BALANCES AT
MARCH 31,1999                                $489    ($543)      $29,815     $35,114          $540        ($179)    $65,236
===========================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS

Tompkins Trustco, Inc. ("the Company") is a registered bank holding company, organized under the laws of New York State, and is the parent company of the Tompkins County Trust Company (the "Trust Company" or the "Bank"). The Trust Company provides loan, deposit, and trust services to its customers primarily in Tompkins County, New York, and surrounding areas.

In February 1998, the Trust Company formed a subsidiary corporation, Tompkins Real Estate Holdings, Inc., which was formed to qualify as a real estate investment trust. Tompkins Real Estate Holdings, Inc. became an active subsidiary of the Trust Company on June 1, 1998.

The consolidated financial information included herein combines the results of operations, the assets, liabilities, and shareholders' equity of the Company, the Trust Company, and Tompkins Real Estate Holdings, Inc. for all periods presented. All significant intercompany balances and transactions are eliminated in consolidation. A description of significant accounting policies is presented below.

2.       BASIS OF PRESENTATION

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities as of the date of the statements of condition and statements of income and expenses for the period. Actual amounts could differ from estimates. The accompanying interim condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K and related notes for the year ended December 31, 1998.

The condensed consolidated financial statements included herein reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at March 31, 1999, and December 31, 1998, and the results of operations for the three months ended March 31, 1999 and 1998. Certain reclassifications have been made to prior period amounts for consistency in reporting.

3.       STOCK REPURCHASE PROGRAM

In November 1996, the board of directors approved a stock repurchase program (the "Program"), which authorizes the repurchase of up to $3 million in common stock of the Company in open market transactions. During the first quarter of 1999, the Company repurchased 1,444 shares under the Program for $52,000, or $35.12 per share. Since inception, the Company has repurchased 6,482 shares under the program for a total cost of $221,000.

In December 1998, the Company repurchased 12,207 shares in a privately negotiated transaction. The shares were purchased at $34.00 per share, for a total purchase price of $415,000. All of the shares from the repurchase transactions described above have been returned to the status of authorized but unissued.

4.       SECURITIES

As of March 31, 1999, net unrealized gains on available-for-sale securities totaled $958,000, resulting in an after tax increase to shareholders' equity of $540,000. As of December 31, 1998, available-for-sale securities had net unrealized gains of $1.9 million, resulting in an after tax shareholders' equity capital increase of $1.1 million.

5.       LOANS/LEASES

The  Company's  recorded  investment  in  loans/leases  considered  impaired was
$388,000 on March 31, and the average recorded investment in impaired loans/leases was $279,000 through the first three months of 1999. Included in this amount was $385,000 of impaired loans/leases for which related reserves totaled $65,000. The recorded investment in impaired loans/leases as of December 31, 1998, was $422,000. The December 31, 1998 amount includes $132,000 of impaired loans/leases which had related reserves of $46,000. The effect on interest income from impaired loans/leases was not material during the periods presented.

6.       EARNINGS PER SHARE

A computation of Basic EPS and Diluted EPS for the three month periods ending March 31, 1999 and 1998, is presented in the table below.

THREE MONTHS ENDED March 31, 1999                                                INCOME          AVERAGE SHARES  PER SHARE
(In thousands except share and per share data)                                 (NUMERATOR)       (DENOMINATOR)    AMOUNT
-------------------------------------------------------------------------------------------------------------------------
BASIC EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS                                           $2,965            4,856,934       $0.61

EFFECT OF DILUTIVE SECURITIES (OPTIONS)                                                                76,092

DILUTED EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS PLUS ASSUMED CONVERSIONS                  $2,965            4,933,026       $0.60
=========================================================================================================================

THREE MONTHS ENDED MARCH 31, 1998                                                INCOME          AVERAGE SHARES   PER SHARE
(In thousands except share and per share data)                                 (NUMERATOR)       (DENOMINATOR)      AMOUNT
--------------------------------------------------------------------------------------------------------------------------
BASIC EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS                                           $2,684            4,835,910        $0.56

EFFECT OF DILUTIVE SECURITIES (OPTIONS)                                                                92,331

DILUTED EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS PLUS ASSUMED CONVERSIONS                  $2,684            4,928,241        $0.54
==========================================================================================================================


7.       ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with instruments measured at fair value. The recognition of accounting gains and losses resulting from changes in fair value of a derivative instrument depends on the intended use of the derivative and the type of risk being hedged. This statement is effective for the Company for all fiscal quarters beginning after January 1, 2000; however, early adoption is permitted. When adopted, this statement is not expected to have a material impact on the Company's financial condition or results of operations.

SFAS 133 also permits certain reclassifications of securities among the trading, available-for-sale, and held-to-maturity classifications. The Company has no current intentions to reclassify securities pursuant to SFAS No. 133.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Tompkins Trustco, Inc. is the parent company of Tompkins County Trust Company. The Trust Company, which traces its charter back to 1836, is an independent Community Bank whose primary service area is Tompkins County, New York, and surrounding areas. Through the Bank, the Company provides a full range of financial services including: deposits, trust and investment services, commercial lending, consumer lending, residential mortgage lending, cash management, and electronic banking.

The following discussion is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of Tompkins Trustco, Inc. and its operating subsidiaries. It should be read in conjunction with the Company's Form 10-K and related notes for the year ended December 31, 1998, and the condensed consolidated financial statements and notes included elsewhere in this report.

RESULTS OF OPERATIONS

Net income for the first quarter of 1999 was $3.0 million, compared to $2.7 million for the first quarter of 1998. Basic earnings per share in the first quarter of 1999 increased by 10.0% to $0.61, compared to $0.56 in the first quarter of 1998. On a diluted basis, earnings per share increased to $0.60 per share in the first quarter of 1999, compared to $0.54 for the same period in 1998.

The Company's return on average assets (ROAA) was 1.77% through the first three months of 1999, compared to 1.71% for the same period in 1998. Return on average shareholders' equity (ROAE) for the first three months of 1999 was 18.54%, compared to 18.88% for the same period in 1998. Improvement in ROAA reflects the strong earnings growth in the first quarter of 1999, which exceeded average total asset growth of 6%. The modest decline in ROAE is the result of 12% growth in average equity between March 1999 and March 1998, which outpaced growth in net income.

NET INTEREST INCOME

As reflected in the attached Average Consolidated Balance Sheet and Net Interest Analysis, the Company earned tax-equivalent net interest income of $7.3 million for the three months ended March 31, 1999, compared to $7.2 million for the same period in 1998. The improvement in net interest income is attributable to growth in the Company's earnings assets, which helped offset a decline in net interest margin. Average earning assets grew by $26.6 million between March 31, 1999 and March 31, 1998. Growth in average earning assets was centered in residential real estate loans, which grew by $21.0 million.

Earning asset growth from March 1998 to March 1999 was supported by a $9.3 million increase in average core deposits (noninterest bearing deposits, savings and money market deposits, and time deposits of less than $100,000), and a $20.3 million increase in average non-core funding (Time deposits of $100,000 and more, Federal funds purchased and securities sold under agreements to repurchase, and other borrowings), and $7.2 million growth in average shareholders' equity.

The tax-equivalent net interest margin on earning assets was 4.68% through the first three months of 1999, compared to a 4.81% ratio through the first three months of 1998. Yield on earning assets declined from 8.22% as of March 31, 1998, to 7.87% as of March 31, 1999. The decline in asset yields is reflective of the general downward trending of interest rates over the periods presented.

The cost of interest bearing liabilities was 3.94% in the first three months of 1999, compared to 4.25% in the first three months of 1998. Noninterest bearing liabilities contributed 75 basis points to the Company's net interest margin in the first three months of 1999, compared to 84 basis points for the same period in 1998.

PROVISION FOR LOAN/LEASE LOSSES
The provision represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses at an adequate level. The provision of $122,000 for the first three months of 1999 represents a 19% decline from the $151,000 provision in the three months of 1998. The decline in the year to date provision is reflective of a lower level of loan/lease losses in the current period, and management's estimates of the reserves necessary given the overall quality of the portfolio, and general economic conditions.

OTHER INCOME
Other income continues to be a key source of revenue growth for the Company. Total other income for the first three months of 1999 totaled $2.8 million, an increase of 9% from the prior year. Other income as a percentage of average assets increased from 1.60% for the three months ended March 31, 1998, compared to 1.64% for the same period in 1999.

Income from trust and investment services, the largest segment of other income, increased 7% to $1.0 million, compared to $960,000 for the first three months of 1998. The increase is primarily attributable to continued asset growth in the Trust and Investment Services Division. Total assets managed by, or in custody of, the Trust and Investment Services Division were $973 million on March 31, 1999, representing a $37.3 million increase from March 31, 1998. Assets in the custody of the Trust and Investment Services Division include a portion of the Trust Company's securities portfolio, with a market value of $140 million on March 31, 1999, and $168 million on March 31, 1998.

The Trust and Investment Services Division is expected to remain important to future revenue growth of the Company. Although the division primarily provides services to customers in the Bank's market area of Tompkins County and surrounding areas, the division currently manages assets for clients in more than 40 states. In 1997, the Company expanded the reach of the Trust and Investment Services Division by offering trust and investment services through a "Trust Alliance" program. Through this program, the Company provides servicing and administrative support to trust departments of other banks. Currently, the Company has formed Trust Alliances with two community banks, which have assets under management totaling $23.8 million. Due to the early success of the program, management anticipates expanding this service to additional banks.

Credit card merchant income contributed $589,000 to other income in the first quarter of 1999, representing a decrease of 7% compared to the first quarter of 1998. The decline in credit card merchant income is primarily attributable to the loss of a single large volume customer. Despite the decline in the current period, merchant credit card processing remains a significant revenue source for the Company. The Bank continues to add merchant credit card customers, and the number of merchant credit card customers has continued to increase over the past twelve months.

Other service charges increased 14%, to $491,000 for the first three months of 1999, compared to $430,000 for the same period in 1998. Growth in other service charges reflects the Company's continued efforts to generate income from noninterest related sources, and includes fees related to debit card usage, ATM fees, wire transfer services, and lockbox services, all of which reflected increases over the same period in the previous year.

Service charges on deposit accounts of $414,000 in the first quarter of 1999 remained relatively level with the $416,000 reported in the first quarter of 1998. Despite continued deposit growth, service charges on deposit accounts has shown modest declines in recent quarters, as customers are increasingly taking advantage of lower fee deposit products.

Other operating income increased by 27.9% to $261,000 in the first quarter of 1999, compared to the same period in 1998. The growth is primarily attributable to an $11.0 million investment in corporate owned life insurance, which is carried as an other asset in the consolidated financial statements. The corporate owned life insurance was purchased in the third and fourth quarters of 1998, and covers several senior officers of the Company. The insurance provides benefits to both the Company and the covered employees. Increases in the cash surrender value of the insurance are reflected as other operating income, and the related mortality expense is recognized as an other operating expense. Increases in the cash surrender value of corporate owned life insurance are expected to produce a tax-adjusted return of approximately 8.6% in 1999. Income from corporate owned life insurance was $172,000 in the first quarter of 1999.

OTHER EXPENSE
Total other expenses increased a modest 2% in the first three months of 1999 to $5.2 million, compared to $5.1 million in 1998. Salary and wages remains the largest segment of other expense, comprising 42% of other expenses for the period ended March 31, 1999, compared to 41% for the same period in 1998.

Credit card operating expense is a variable expense that varies based upon the volume of merchant and card holder transactions. The 7% decline in credit card operating expenses during the three months of 1999 is primarily due to a decreased volume of merchant customer transactions.

Year to date other operating expenses declined from $1.4 million in 1998, to $1.3 million in 1999. The decline is primarily the result of a reduction in professional fees related to consulting services incurred by the Bank in 1998. These consulting contracts were entered into to enhance the ability of employees to meet the needs of customers through improved sales and service techniques and more efficient use of the Company's existing technology. The benefit from these initiatives is expected to continue in 1999, and beyond.

INCOME TAXES
The provision for income taxes provides for Federal and New York State income taxes. The provision for the first three months of 1999 was $1.5 million. Despite an increased level of pretax net income, the provision for income taxes was relatively unchanged, as the effective tax rate for the first three months of 1999 was 33.4%, compared to 35.5% for the same period in 1998.

FINANCIAL CONDITION

The Company's total assets were $683.9 million as of March 31, 1999, representing a 2% increase over total assets reported as of December 31, 1998. Growth was primarily in the loan and lease portfolio, which increased by $4.9 million in the first three months of 1999. Investments, including Federal funds sold, increased by $2.3 million in the first quarter of 1999, while noninterest bearing cash balances increased by $3.6 million. Asset growth was funded primarily through increases in core deposits, and short term borrowings in the form of Federal funds purchased.

CAPITAL
Total shareholders' equity grew by 2% during the first three months of 1999 to $65.2 million. Cash dividends paid in the first quarter half of 1999 totaled approximately $1.2 million, representing 40.1% of year to date earnings. Per share cash dividends of $0.25 for the first three months of 1999, represents a 19% increase over cash dividends paid in the first quarter of 1998.

The Company and the Trust Company are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and the Trust Company meet all capital adequacy requirements to which they are subject. The table below reflects the Company's capital position at March 31, 1999, compared to the regulatory capital requirements for "well capitalized" institutions.

REGULATORY CAPITAL ANALYSIS - March 31, 1999
===========================================================================================================================
                                                                              ACTUAL                 WELL CAPITALIZED
                                                                                                       REQUIREMENT
(DOLLAR AMOUNTS IN THOUSANDS)                                          AMOUNT        RATIO        AMOUNT          RATIO
---------------------------------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets)                               $71,004        17.3%        $40,972         10.0%
Tier I Capital (to risk weighted assets)                              $65,797        16.1%        $24,583         6.0%
Tier I Capital (to average assets)                                    $65,797         9.7%        $33,787         5.0%
===========================================================================================================================

As illustrated above, the Company's capital ratios on March 31, 1999, remain well above the minimum requirement for well capitalized institutions. The ratios show continued improvement from the levels reported at December 31, 1998. As of December 31, 1998, the Company's Total Capital as a percentage of Risk Weighted assets was 17.1%; Tier I Capital to risk weighted assets was 15.9%; and Tier I Capital to average assets was 9.7%.

RESERVE FOR LOAN AND LEASE LOSSES AND NONPERFORMING ASSETS
Management reviews the adequacy of the reserve for loan and lease losses in a detailed and ongoing basis, giving consideration to various risk elements that may affect losses in the loan portfolio. Based upon management's review, the current reserve of $5.1 million is believed to be adequate to absorb inherent losses in the loan and lease portfolios. Activity in the Company's reserve for loan and lease losses during the first three months of 1999 and 1998 is illustrated in the table below.

ANALYSIS OF THE RESERVE FOR LOAN/LEASE LOSSES  (In thousands)
===========================================================================================================================
                                                                                   MARCH 31, 1999            MARCH 31, 1998
---------------------------------------------------------------------------------------------------------------------------
Average Loans and Leases Outstanding Year to Date                                        $407,011                  $378,040
---------------------------------------------------------------------------------------------------------------------------
Beginning Balance                                                                           5,028                     4,979
---------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                                                     122                       151
     Loans charged off                                                                       (224)                     (235)
     Loan recoveries                                                                          127                        96
---------------------------------------------------------------------------------------------------------------------------
Net Charge-offs                                                                               (97)                     (139)
---------------------------------------------------------------------------------------------------------------------------
Ending Balance                                                                             $5,053                    $4,991
===========================================================================================================================

Annualized net charge-offs through the first three months of 1999 amounted to 0.10% of average loans outstanding during the period. This ratio compares to 0.15% for the three months ended March 31, 1998.

The level of nonperforming assets, as illustrated in the table below, reflects an improving trend from the prior year. Over 94% of nonperforming loans as of March 31, 1999 are secured by real estate, with 64% secured by 1-4 family residential properties.

NONPERFORMING ASSETS (In thousands)
=========================================================================================================================
                                                                                MARCH 31, 1999             MARCH 31, 1998
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                                        $1,204                     $1,855
Loans past due 90 days and accruing                                                         24                         29
Troubled debt restructuring not included above                                               0                          0
-------------------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                                                           1,228                      1,884
-------------------------------------------------------------------------------------------------------------------------
Other real estate, net of allowances                                                        29                        100
-------------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets                                                         $1,257                     $1,984
=========================================================================================================================
Total nonperforming loans as a percent of total loans                                     0.31%                      0.50%
Total nonperforming assets as a percentage of total assets                                0.18%                      0.31%
=========================================================================================================================

DEPOSITS AND OTHER LIABILITIES Total deposits were $498.9 million on March 31, 1999, compared to $492.8 million on December 31, 1998. Core deposits, which include demand deposits, savings and money market accounts, and time deposits of less than $100,000 represent the primary funding source for the Company. As of March 31, 1999, core deposits of $397.4 million represented 64.2% of total liabilities. This compares to core deposits of $385.9 million, representing 65.5% of total liabilities on December 31, 1998.

The Company uses large time deposits, securities sold under repurchase agreements, Federal funds purchased, and other borrowings as additional funding sources. As of March 31, 1999, time deposits of $100,000 and over were $101.5 million, down from $106.9 million at year end. Securities sold under agreements to repurchase and Federal funds purchased were $65.4 million on March 31, 1999, representing an increase of approximately $5 million from December 31, 1998. Other borrowings, consisting of term borrowings from the Federal Home Loan Bank, were unchanged at $45 million.

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

Cash and cash equivalents of $20.5 million as of March 31, 1999 reflects a decline of $6.0 million from December 31, 1998. Short term investments consisting of securities due in one year or less declined from $21.6 million on December 31, 1998, to $19.8 million on March 31, 1999. Securities pledged to secure certain large deposits and securities sold under repurchase agreements were 80.5% of total securities as of March 31, 1999, compared to 84.1% as of December 31, 1998.

Additional liquidity is provided through the Trust Company's Federal Home Loan Bank (FHLB) membership. As of March 31, 1999, the Trust Company had approximately $57.2 million in unused borrowing capacity through established lines of credit with the FHLB. The Trust Company's equity investment in Tompkins Real Estate Holdings, Inc. of $204 million can be used to secure additional borrowings from the FHLB.

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

Management has initiated an enterprise-wide program, consistent with guidelines issued by the Federal Financial Institutions Examination Council (FFIEC), to prepare the Company's computer systems and software applications for the Year 2000. The program includes the following phases:

         o        Identification (Completed)
         o        Assessment (Completed)
         o        Remediation (Completed)
         o        Testing (In process)
         o        Contingency Planning (In process)

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

The Company's primary application, which handles processing of loans, deposits, safe deposit, and general ledger, has been designated as Year 2000 compliant by the vendor. The vendor, which has contracts with approximately 1,000 banks, has also provided the Company with test results performed by an independent contractor that has also designated the system as Year 2000 compliant.

Due to the importance of this application to the Company's operations, management conducted its own tests of this system in the fourth quarter of 1998, with satisfactory results. All of the remaining mission critical and mission important systems have been remediated and certified as Year 2000 compliant. Testing has been completed on 100% of the mission critical systems, and approximately 95% of the mission important systems. It is expected that the remaining mission important systems will be tested by the end of the second quarter of 1999. Testing is also in process on several other systems that are not considered mission critical or mission important.

The Company is formulating a contingency plan for business continuation in the event of Year 2000 system failures. This contingency plan will be based upon the Company's existing disaster recovery plan, with modifications for Year 2000 risks. The Company expects the Year 2000 contingency plan to be completed by June 1999.

As part of the process of evaluating and attempting to mitigate third party risk, the Company is collecting and analyzing Year 2000 information from third parties who have significant business relationships with the Company. These third parties include borrowers, obligors, and vendors. It is difficult to predict the effect of third party non-readiness on the business of the Company.

The Company believes that its reasonably likely worst case scenario might include a material increase in credit losses due to Year 2000 problems of borrowers and a disruption in financial markets causing liquidity stress to the Company. The magnitude of potential credit losses or a disruption in financial markets cannot be determined at this time; however, the Year 2000 program described above is designed to reduce exposure to these risks. In any event, the strong capital position, earnings strength and liquidity of the Company are believed to be more than adequate to withstand any reasonably likely worst case scenario.

Through March 31, 1999, the total cost of the Company's Year 2000 project was approximately $200,000, the majority of which was incurred in 1998. This amount includes the costs of additional hardware, software, and technology consultants, as well as the cost of the Company's information technology professionals dedicated to achieving Year 2000 compliance. Management does not expect to incur any significant additional expense related to the Company's Year 2000 project in the remainder of 1999.

FORWARD-LOOKING STATEMENTS
This report may include forward-looking statements with respect to revenue sources, growth, market risk, corporate objectives, and Year 2000. The Company assumes no duty to update forward-looking statements, and cautions that these statements are subject to numerous assumptions, risk, and uncertainties, all of which could change over time. Actual results could differ materially from forward-looking statements.

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

The Company's March 31, 1999, one-year cumulative rate sensitivity gap was a negative 11% of total assets. This suggests earnings would benefit from a declining interest rate environment, and would be vulnerable to a rising interest rate environment. Management estimates that a 200 basis point rise in interest rates over a one year period would result in a 3% decline in net interest income, assuming no management actions to reposition the balance sheet in reaction to a changing rate environment. Management believes the current interest rate risk exposure is not material given the Company's current level of earnings and capital.

                                                 TOMPKINS TRUSTCO, INC.
                              AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS
-----------------------------------------------------------------------------------------------------------------------
                                                                QUARTER                           QUARTER
                                                                 ENDED                             ENDED
                                                                 MAR-99                            MAR-98
-----------------------------------------------------------------------------------------------------------------------
                                                       Average               Average    Average               Average
(DOLLAR AMOUNTS IN THOUSANDS)                          Balance    Interest  Yield/Rate  Balance     Interest Yield/Rate
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
     Certificates of deposit with other banks               $0         $0                    $0           $0
     Securities (1)
         U.S. Government Securities                    176,482      2,871     6.60%     180,366        3,021       6.79%
         State and municipal (2)                        34,848        679     7.90%      37,641          748       8.06%
         Other Securities (2)                            9,826        137     5.65%       5,867           99       6.84%
                                                   --------------------------------------------------------------------
         Total securities                              221,156      3,687     6.76%     223,874        3,868       7.01%
     Federal Funds Sold                                  4,021         46     4.64%       3,704           50       5.47%
     Loans, net of unearned income (3)
          Residential real estate                      180,194      3,410     7.67%     159,565        3,169       8.05%
          Commercial Real Estate                        74,188      1,566     8.56%      68,020        1,555       9.27%
          Commercial Loans (2)                          79,608      1,821     9.28%      77,723        1,838       9.59%
          Consumer Loans                                58,688      1,445     9.99%      60,174        1,548      10.43%
          Direct Lease Financing                        14,334        287     8.12%      12,558          253       8.17%
                                                   --------------------------------------------------------------------
          Total loans, net of unearned income          407,011      8,529     8.50%     378,040        8,363       8.97%
                                                   --------------------------------------------------------------------
          TOTAL INTEREST-EARNING ASSETS                632,188     12,262     7.87%     605,618       12,281       8.22%
Noninterest-earning assets                              45,561                           32,594
                                                   -----------                       ----------
          TOTAL ASSETS                                $677,749                         $638,212
                                                   ===========                       ==========

-----------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits
     Interest-bearing deposits
        Interest checking, savings,
            & money market                             215,571      1,372     2.58%     209,115        1,418       2.75%
        Time Dep > $100,000                            100,736      1,231     4.96%     101,629        1,383       5.52%
        Time Dep > $100,000                             88,086      1,073     4.94%      88,541        1,141       5.23%
                                                   --------------------------------------------------------------------
        Total interest-bearing deposits                404,393      3,676     3.69%     399,285        3,942       4.00%

Federal funds purchased & securities sold
       under agreements to repurchase                   62,744        736     4.76%      55,464          715       5.23%
Other borrowings                                        45,005        558     5.03%      31,105          437       5.70%
                                                   --------------------------------------------------------------------
     TOTAL INTEREST-BEARING LIABILITIES                512,142      4,970     3.94%     485,854        5,094       4.25%

Noninterest bearing deposits                            89,165                           85,894
Accrued expenses and other liabilities                  11,601                            8,805
                                                   -----------                       ----------
     TOTAL LIABILITIES                                 612,908                          580,553

SHAREHOLDER'S EQUITY                                    64,841                           57,659
     TOTAL LIABILITIES AND
                                                   -----------                       ----------
         SHAREHOLDERS' EQUITY                         $677,749                         $638,212
                                                   ===========                       ==========
Interest rate spread                                                          3.93%                                3.97%
     Impact of noninterest bearing liabilities                                0.75%                                0.84%
                                                                 -----------------                  -------------------
Net interest income/margin on earning assets                       $7,292     4.68%                   $7,187       4.81%
-----------------------------------------------------------------------------------------------------------------------

(1)  Average balances and yields exclude unrealized gains and losses on available-for-sale securities.
(2)  Interest income includes the effects of taxable-equivalent adjustments using a blended Federal and State income tax rate of 40% to increase tax exempt interest income to a taxable-equivalent basis.
(3)  Nonaccrual loans are included in the average asset totals presented  above.  Payments  received on nonaccrual loans have been recognized as disclosed in Note 6 to the condensed consolidated financial statements included.

                           PART II - OTHER INFORMATION

ALL ITEMS NOT LISTED HERE ARE NOT APPLICABLE.

ITEM 4.  OTHER INFORMATION

         On April 28, 1999 the shareholders of the Company approved a proposal to change the name of the Company from Tompkins County Trustco. Inc. to Tompkins Trustco, Inc. The name change became effective on May 10, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 13, 1999

TOMPKINS TRUSTCO, INC.


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