Form 10-Q
period 1999-06-30
TOMPKINS TRUSTCO INC
filed 1999-07-29
CIK 1005817

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

                  Class                     Outstanding as of July 25, 1999
        ----------------------------        -------------------------------
        Common Stock, $.10 par value               4,807,774 shares

                             TOMPKINS TRUSTCO, INC.

                                    FORM 10-Q

                                      INDEX

PART I -FINANCIAL INFORMATION
                                                                                   PAGE
                                                                                   ----
         ITEM 1 - FINANCIAL STATEMENTS
                  CONDENSED CONSOLIDATED STATEMENTS OF CONDITION AS OF
                  JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998                    3

                  CONDENSED CONSOLIDATED STATEMENTS OF  INCOME FOR
                  THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999
                  AND 1998 (UNAUDITED)                                               4

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                  SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)                5

                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                  EQUITY AND COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED
                  JUNE 30, 1999 AND 1998 (UNAUDITED)                                 6

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS               7-8

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS                                         9-15

         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         16

                  AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS       17

PART II - OTHER INFORMATION
         ITEM 1 - LEGAL PROCEEDINGS                                                  NOT APPLICABLE
         ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                          NOT APPLICABLE
         ITEM 3 - DEFAULTS ON SENIOR SECURITIES                                      NOT APPLICABLE
         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS              18
         ITEM 5 - OTHER INFORMATION                                                  NOT APPLICABLE
         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                   18


SIGNATURES                                                                           19

                  EXHIBIT INDEX                                                      20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                      CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                                            (In thousands, except share data)
ASSETS                                                                          (UNAUDITED)
                                                                                   AS OF                     AS OF
                                                                                06/30/1999                 12/31/1998
                                                                             ------------------         -----------------
Cash & noninterest bearing balances
    due from banks                                                                     $22,723                   $17,170
Federal funds sold                                                                         -0-                     9,600
Available-for-sale securities, at fair value                                           182,112                   182,740
Held-to-maturity securities, fair value of $31,598
     in 1999 and $35,011 in 1998                                                        31,084                    34,088
Loans/leases net of unearned income                                                    422,376                   405,357
Less:  Reserve for loan/lease losses                                                     5,079                     5,028
------------------------------------------------------------------------------------------------------------------------
                                                            NET LOANS/LEASES           417,297                   400,329

Bank premises and equipment, net                                                         7,355                     7,411
Other assets                                                                            26,292                    21,704
------------------------------------------------------------------------------------------------------------------------
                                                                TOTAL ASSETS          $686,863                  $673,042
========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Interest bearing:
          Checking, savings and money market                                          $217,656                  $208,741
          Time                                                                         174,530                   194,495
     Noninterest bearing                                                                95,563                    89,556
------------------------------------------------------------------------------------------------------------------------
                                                              TOTAL DEPOSITS           487,749                   492,792

Securities sold under agreements to repurchase and
     Federal funds purchased                                                            80,781                    60,007
Other borrowings                                                                        45,005                    45,005
Other liabilities                                                                       10,895                    11,215
------------------------------------------------------------------------------------------------------------------------
                                                           TOTAL LIABILITIES          $624,430                  $609,019
------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

Shareholders' equity:
     Common Stock - par value $.10 per share
     Authorized 15,000,000 shares; issued 4,844,687 at June 30, 1999
     Authorized 7,500,000 shares; issued 4,893,141 at December 31, 1998                   $484                      $489
     Surplus                                                                            28,104                    29,817
     Undivided profits                                                                  36,908                    33,364
     Accumulated other comprehensive income                                             (2,347)                    1,077
     Treasury stock, at cost - 28,305 shares at June 30, 1999,
          28,889 shares at December 31, 1998.                                             (537)                     (548)
     Deferred ISOP benefit expense - 8,917 shares at June 30, 1999,
          8,789 shares at December 31, 1998.                                              (179)                     (176)
------------------------------------------------------------------------------------------------------------------------
                                                  TOTAL SHAREHOLDERS' EQUITY           $62,433                   $64,023
------------------------------------------------------------------------------------------------------------------------
                                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $686,863                  $673,042
========================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                        (In thousands, except share data) (Unaudited)

                                                               QUARTER TO DATE                        YEAR TO DATE
                                                         06/30/1999     06/30/1998              06/30/1999      06/30/1998
                                                       -------------- --------------          --------------  --------------
INTEREST INCOME
Loans                                                         $8,661         $8,545                 $17,174         $16,894
Federal funds sold                                                25             51                      70             102
Available-for-sale securities                                  3,009          3,248                   6,006           6,357
Held-to-maturity securities                                      427            477                     869             959
---------------------------------------------------------------------------------------------------------------------------
                                      TOTAL INTEREST INCOME   12,122         12,321                  24,119          24,312
---------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits:
     Time certificates of deposits of $100,000 or more         1,275          1,417                   2,506           2,800
     Other deposits                                            2,485          2,623                   4,929           5,182
Federal funds purchased and securities sold under
    agreements to repurchase                                     679            674                   1,415           1,389
Other borrowings                                                 561            491                   1,120             928
---------------------------------------------------------------------------------------------------------------------------
                                     TOTAL INTEREST EXPENSE    5,000          5,205                   9,970          10,299
---------------------------------------------------------------------------------------------------------------------------
                                        NET INTEREST INCOME    7,122          7,116                  14,149          14,013
---------------------------------------------------------------------------------------------------------------------------
                     Less:  Provision for loan/lease losses      102            330                     224             481
---------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN/LEASE LOSSES    7,020          6,786                  13,925          13,532
---------------------------------------------------------------------------------------------------------------------------

OTHER INCOME
Trust and investment services income                           1,191            933                   2,219           1,893
Service charges on deposit accounts                              417            419                     831             834
Credit card merchant income                                      664            556                   1,252           1,194
Other service charges                                            508            475                     999             905
Other operating income                                           221             97                     482             287
Gain (loss) on available-for-sale securities                     -0-            -0-                     -0-             (95)
---------------------------------------------------------------------------------------------------------------------------
                                         TOTAL OTHER INCOME    3,001          2,480                   5,783           5,018
---------------------------------------------------------------------------------------------------------------------------

OTHER EXPENSES
Salary and wages                                               2,196          2,117                   4,372           4,216
Pension and other employee benefits                              549            445                   1,184             958
Net occupancy expense of bank premises                           308            331                     613             671
Furniture and fixture expense                                    280            280                     561             526
Credit card operating expense                                    674            495                   1,200           1,064
Other operating expense                                        1,505          1,382                   2,817           2,738
---------------------------------------------------------------------------------------------------------------------------
                                       TOTAL OTHER EXPENSES    5,512          5,050                  10,747          10,173
---------------------------------------------------------------------------------------------------------------------------
                                 INCOME BEFORE INCOME TAXES    4,509          4,216                   8,961           8,377
---------------------------------------------------------------------------------------------------------------------------
                                               Income taxes    1,501          1,497                   2,988           2,973
---------------------------------------------------------------------------------------------------------------------------
                                                 NET INCOME   $3,008         $2,719                  $5,973          $5,404
===========================================================================================================================
BASIC EARNINGS PER SHARE                                       $0.62          $0.56                   $1.23           $1.12
DILUTED EARNINGS PER SHARE                                     $0.61          $0.55                   $1.21           $1.10
===========================================================================================================================


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands) (Unaudited)
                                                                  SIX MONTHS ENDED
                                                              06/30/1999      06/30/1998
                                                            --------------  --------------
OPERATING ACTIVITIES
Net income                                                        $5,973          $5,404
Adjustments to reconcile net income to net cash
     provided by operating activities:
Provision for loan/lease losses                                      224             481
Depreciation and amortization                                        625             518
Net amortization on securities                                       186             142
Net loss on sale of securities                                         0              95
Net gain on sale of loans                                             (1)            (96)
Net gain on sales of bank premises and equipment                     (20)             (2)
ISOP shares released for allocation                                   (5)              8
Increase in other assets                                          (1,707)           (397)
Decrease in other liabilities                                       (965)           (596)
----------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          4,310           5,557
----------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities         39,477          41,253
Proceeds from sales of available-for-sale securities               3,000          19,905
Proceeds from maturities of held-to maturity securities            7,101           5,606
Purchases of available-for-sale securities                       (47,625)        (79,929)
Purchases of held-to-maturity securities                          (4,275)         (4,744)
Proceeds from sale of loans                                          338           6,810
Net increase in loans                                            (17,529)        (12,684)
Proceeds from sale of bank premises and equipment                     20               8
Purchases of bank premises and equipment                            (461)           (276)

----------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                            (19,954)        (24,051)
----------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net (decrease) in deposits                                        (5,043)         (1,646)
Net increase in securities sold under agreements
   to  repurchase and Federal funds purchased                     20,774           9,714
Net increase in other borrowings                                       0          11,000
Cash dividends                                                    (2,429)         (2,106)
Sale of treasury stock                                                20              20
Common shares repurchased and returned to authorized
     and unissued status                                          (1,835)              0
Net proceeds from exercise of stock options,
     and related tax benefit                                         110              49
----------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         11,597          17,031
----------------------------------------------------------------------------------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                       (4,047)         (1,463)
Cash and Cash Equivalents at beginning of Period                  26,770          25,089
TOTAL CASH & CASH EQUIVALENTS AT END OF PERIOD                   $22,723         $23,626
========================================================================================

Supplemental Information:
     Cash paid during the year for:
          Interest                                                10,447          10,923
          Taxes                                                    3,387           2,931
Change in net unrealized holding gain (loss) on
     available-for-sale securities                                (5,769)           (153)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


            CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                  (In thousands, except share data) (Unaudited)
                                                                                              ACCUMULATED  DEFERRED
                                                                                                 OTHER      ISOP
                                              COMMON   TREASURY              UNDIVIDED       COMPREHENSIVE BENEFIT
                                              STOCK      STOCK    SURPLUS     PROFITS            INCOME    EXPENSE    TOTAL
============================================================================================================================
BALANCES AT
JANUARY 1, 1998                                 $326     ($571)   $30,037     $26,769            $1,074    ($392)    $57,243
----------------------------------------------------------------------------------------------------------------------------
Cash dividends ($0.43/Share)                                                   (2,106)                                (2,106)
Exercise of stock options (4,356 shares)                               49                                                 49
Treasury stock sold (528 shares)                            12          8                                                 20
ISOP Shares released for
     allocation (177 shares)                                            4                                      4           8
Effect of 3 for 2 stock split in
   the form of a stock dividend                  163                             (163)
Comprehensive Income:
     Change in net unrealized gain (loss)
          on available-for-sale securities,
          net of tax                                                                                (89)                 (89)
     Net Income                                                                 5,404                                  5,404
----------------------------------------------------------------------------------------------------------------------------
Total  Comprehensive Income                                                                                            5,315
----------------------------------------------------------------------------------------------------------------------------
BALANCES AT
JUNE 30, 1998                                   $489     ($559)   $30,098     $29,904              $985    ($388)    $60,529
----------------------------------------------------------------------------------------------------------------------------


============================================================================================================================
BALANCES AT
JANUARY 1, 1999                                 $489     ($548)   $29,817     $33,364            $1,077    ($176)    $64,023
----------------------------------------------------------------------------------------------------------------------------

Cash dividends ($0.50/Share)                                                   (2,429)                                (2,429)
Exercise of stock options and
    related tax benefit (6,601 shares, net)        1                  109                                                110
Common stock repurchased and
     returned to authorized and
     unissued status (55,055 shares)              (6)              (1,829)                                            (1,835)
Treasury stock sold (584 shares)                            11          9                                                 20
ISOP shares returned to unallocated
     status (128 shares)                                               (2)                                    (3)         (5)
Comprehensive Income:
     Change in net unrealized gain (loss)
          on available-for-sale securities,
          net of tax                                                                             (3,424)              (3,424)
     Net Income                                                                 5,973                                  5,973
----------------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                                                                             2,549
----------------------------------------------------------------------------------------------------------------------------
BALANCES AT
JUNE 30, 1999                                   $484    ($537)    $28,104     $36,908           ($2,347)   ($179)    $62,433
============================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS

Tompkins Trustco, Inc. ("the Company"), formerly known as Tompkins County Trustco, Inc., is a registered bank holding company, organized under the laws of New York State, and is the parent company of the Tompkins County Trust Company (the "Trust Company" or the "Bank"). The Trust Company provides loan, deposit, and trust services to its customers primarily in Tompkins County, New York, and surrounding areas.

The consolidated financial information included herein combines the results of operations, cash flows, the assets, liabilities, and shareholders' equity of the Company, the Trust Company, and Tompkins Real Estate Holdings, Inc. for all periods presented. All significant intercompany balances and transactions are eliminated in consolidation.

2.       BASIS OF PRESENTATION

The condensed consolidated financial statements included herein reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at June 30, 1999, and December 31, 1998, and the results of operations for the three months and six months ended June 30, 1999 and 1998. Reclassifications are made when necessary to conform prior periods to present period presentation.

In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities as of the date of the condensed consolidated statements of condition, income, cash flows, and changes in shareholders' equity and comprehensive income. Actual amounts could differ from estimates. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K and related notes for the year ended December 31, 1998.

3.       EARNINGS PER SHARE

A computation of Basic EPS and Diluted EPS for the three and six month periods ending June 30, 1999 and 1998, is presented in the table below.

                                                                                                   WEIGHTED
                                                                                                   AVERAGE           PER
THREE MONTHS ENDED JUNE 30, 1999                                                 NET                SHARES         SHARE
(In thousands except share and per share data)                                  INCOME            OUTSTANDING      AMOUNT
-------------------------------------------------------------------------------------------------------------------------
BASIC EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS                                           $3,008            4,851,296       $0.62

EFFECT OF DILUTIVE SECURITIES (OPTIONS)                                                                69,815

DILUTED EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS PLUS ASSUMED CONVERSIONS                  $3,008            4,921,111       $0.61
-------------------------------------------------------------------------------------------------------------------------

                                                                                                   WEIGHTED
                                                                                                    AVERAGE         PER
THREE MONTHS ENDED JUNE 30, 1998                                                  NET               SHARES         SHARE
(In thousands except share and per share data)                                   INCOME           OUTSTANDING      AMOUNT
-------------------------------------------------------------------------------------------------------------------------
BASIC EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS                                           $2,719            4,843,490       $0.56

EFFECT OF DILUTIVE SECURITIES (OPTIONS)                                                                97,846

DILUTED EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS PLUS ASSUMED CONVERSIONS                  $2,719            4,941,336       $0.55
=========================================================================================================================


                                                                                                   WEIGHTED
                                                                                                    AVERAGE         PER
SIX MONTHS ENDED JUNE 30, 1999                                                    NET               SHARES         SHARE
(In thousands except share and per share data)                                   INCOME           OUTSTANDING      AMOUNT
-------------------------------------------------------------------------------------------------------------------------
BASIC EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS                                           $5,973            4,854,099       $1.23

EFFECT OF DILUTIVE SECURITIES (OPTIONS)                                                                73,040

DILUTED EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS PLUS ASSUMED CONVERSIONS                  $5,973            4,927,139       $1.21
-------------------------------------------------------------------------------------------------------------------------

                                                                                                   WEIGHTED
SIX MONTHS ENDED JUNE 30, 1998                                                                      AVERAGE         PER
(In thousands except share and per share data)                                    NET               SHARES         SHARE
                                                                                 INCOME            OUTSTANDING     AMOUNT
--------------------------------------------------------------------------------------------------------------------------
BASIC EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS                                           $5,404            4,839,721       $1.12

EFFECT OF DILUTIVE SECURITIES (OPTIONS)                                                                88,662

DILUTED EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS PLUS ASSUMED CONVERSIONS                  $5,404            4,928,383       $1.10
=========================================================================================================================

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

The following discussion is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of Tompkins Trustco, Inc. and its operating subsidiaries. It should be read in conjunction with the Company's 1998 Form 10-K and related notes for the year ended December 31, 1998, and the condensed consolidated financial statements and notes included elsewhere in this report.

STOCK REPURCHASE PROGRAM

In November 1996,  the board of directors  approved a stock  repurchase  program
(the "Program"), which authorizes the repurchase of up to $3 million of the Company's common stock in open market transactions. During the first half of 1999, the Company repurchased 14,055 shares under the Program for $471,000, or $33.51 per share. Since inception, the Company has repurchased 19,093 shares under the program for a total cost of $640,000.

The Company repurchased 41,000 shares in the second quarter of 1999 in a privately negotiated transaction. The shares were repurchased at a cost of $1.4 million, or $33.25 per share. In December 1998, the Company repurchased 12,207 shares in a privately negotiated transaction. The shares were purchased at $34.00 per share, for a total purchase price of $415,000. All of the shares from the repurchase transactions described above have been returned to the status of authorized but unissued.

RESULTS OF OPERATIONS

Net income for the second quarter of 1999 was $3.0 million, compared to $2.7 million for the second quarter of 1998. Basic earnings per share in the second quarter of 1999 increased by 10.7% to $0.62, compared to $0.56 in the second quarter of 1998. On a diluted basis, earnings per share increased to $0.61 per share in the second quarter of 1999, compared to $0.55 for the same period in 1998. Net income for the year to date was $6.0 million, up 10.5% over the first six months of 1998. Diluted earnings per share for the first half of 1999 was $1.21, reflecting a 10% increase over the same period in 1998.

The Company's return on average assets (ROAA) was 1.77% through the first six months of 1999, compared to 1.69% for the same period in 1998. Return on average shareholders' equity (ROAE) for the first six months of 1999 was 18.44%, compared to 18.66% for the same period in 1998. Improvement in ROAA reflects the strong earnings growth in the first half of 1999, which exceeded average asset growth of 5% between June 1999 and June 1998. The modest decline in ROAE is the result of 12% growth in average equity, which outpaced growth in net income.

NET INTEREST INCOME
As reflected in the attached Average Consolidated Balance Sheet and Net Interest Analysis, the Company earned tax-equivalent net interest income of $14.7 million for the six months ended June 30, 1999, compared to $14.6 million for the same period in 1998. The tax-equivalent net interest margin on earning assets was 4.66% through the first six months of 1999, compared to a 4.80% ratio through the first six months of 1998. Yield on earning assets declined from 8.19% as of June 30, 1998, to 7.83% as of June 30, 1999. The decline in asset yields is reflective of the general downward trending of interest rates over the periods presented.

The cost of interest bearing liabilities was 3.91% in the first six months of 1999, compared to 4.24% for the same period in 1998. Noninterest bearing liabilities contributed 75 basis points to the Company's net interest margin in the first six months of 1999, compared to 85 basis points for the same period in 1998.

Despite a decline in the Company's net interest margin, net interest income continues to rise due to growth in the Company's earning asset base. Average earning assets grew by $22.2 million between June 30, 1999 and June 30, 1998. Growth in average earning assets was centered in residential real estate loans, which grew by $19.9 million, and commercial real estate loans, which grew by $7.1 million.

Earning asset growth from June 1998 to June 1999 was supported by an $8.7 million increase in average core deposits (noninterest bearing deposits, savings and money market deposits, and time deposits of less than $100,000), an $18.6 million increase in average non-core funding (Time deposits of $100,000 and more, Federal funds purchased, securities sold under agreements to repurchase, and other borrowings), and $6.9 million growth in average shareholders' equity.

A decline in average securities from June 1998 to June 1999 corresponds with an increase in other assets over the same period. Growth in other assets is largely attributable to an $12.3 million investment in corporate owned life insurance. The corporate owned life insurance was purchased primarily in the third and fourth quarters of 1998, and covers several senior officers of the Company and the Trust Company. The insurance provides benefits to both the Company and the covered employees. Increases in the cash surrender value of the insurance are reflected as other operating income, and the related mortality expense is recognized as an other operating expense. Although income associated with the insurance policies is not included in interest income, increases in the cash surrender value are expected to produce a tax-adjusted return of approximately 8.6% in 1999. Income from corporate owned life insurance was $350,000 in the first half of 1999.

PROVISION FOR LOAN/LEASE LOSSES
The provision represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses at an adequate level. The provision of $224,000 for the first six months of 1999 represents a 51% decline from the $481,000 provision in the first six months of 1998. The decline in the year to date provision is reflective of a lower level of loan/lease losses in the current period, and management's estimates of the reserves necessary given the inherent risk of loss in the portfolio.

OTHER INCOME
Other income growth remains a key strategic objective of the Company, as a means of developing diversified sources of revenue. Total other income for the first six months of 1999 totaled $5.8 million, an increase of 15% from the prior year. Other income as a percentage of average assets increased from 1.56% for the six months ended June 30, 1998, compared to 1.70% for the same period in 1999. Other income for the quarter ended June 30, 1999, was up 21% over the same period in 1998.

Income from trust and investment services, the largest segment of other income, increased 17% to $2.2 million, compared to $1.9 million for the first six months of 1998. Total assets managed by, or in custody of, the Trust and Investment Services Division exceeded $1 billion for the first time in the Company's history, with $1,002 million under management as of June 30, 1999. Income growth from trust and investment services is primarily attributable to growth in assets managed by, or in custody of the Division, which increased by $60 million from June 30, 1998. Assets in the custody of the Trust and Investment Services Division include a portion of the Trust Company's securities portfolio, with a market value of $132 million on June 30, 1999, and $159 million on June 30, 1998.

The Trust and Investment Services Division is an important component of future revenue growth of the Company. Although the division primarily provides services to customers in the Bank's market area of Tompkins County and surrounding areas, the division currently manages assets for clients in more than 40 states. In 1997, the Company expanded the reach of the Trust and Investment Services Division by offering trust and investment services through a "Trust Alliance" program. Through this program, the Company provides servicing and administrative support to trust departments of other banks. Currently, the Company has formed Trust Alliances with two community banks, which have assets under management totaling $30.3 million. The Company will add a third bank to the Trust Alliance program in the third quarter of 1999. The Dime Bank, a commercial bank headquartered in Honesdale, Pennsylvania will bring its existing Trust Department into the program beginning in July 1999.

Electronic banking services and card products continue to expand and provide a growing source of other income. Credit card merchant income contributed $1.3 million to other income in the first half of 1999, representing an increase of 5% compared to the same period in 1998. Fees related to the Company's debit card and credit card products rose 25% in the first half of 1999, to $348,000. The Company continues to expand its banking card services, with the introduction of a Visa Purchasing Card in the second quarter of 1999. Purchasing Cards can be used by businesses to improve controls and reduce paperwork associated with procurement of small dollar purchases. Purchasing Cards can be coded with a wide variety of spending controls and allow for the delivery of statements in electronic or paper format. The product will generate additional revenue in the form of interest income and fee income.

Service charges on deposit accounts of $831,000 for the first six months of 1999 remained relatively unchanged from the $834,000 reported for the same period in 1998. Growth in service charges on deposit accounts has not kept pace with growth in deposits in recent quarters, as customers are increasingly taking advantage of lower fee options in deposit products.

Other operating income increased by 68% to $482,000 in the first half of 1999. The increase from 1998 to 1999 includes $350,000 associated with the Company's investment in corporate owned life insurance, as previously discussed under "Net Interest Income". Other operating income in 1998 was aided by a $96,000 gain on the sale of student loans, which compares to a gain on sale of loans of $1,000 for the first six months of 1999.

OTHER EXPENSE
Total other expenses increased 6% in the first six months of 1999 to $10.7 million, compared to $10.2 million in 1998. Salary and wages remains the largest segment of other expense, comprising 41% of other expenses for the period ended June 30, 1999, which is relatively unchanged from the same period in 1998. Pension and employee benefits expense increased by 24% over the prior year, to $1.2 million. Pension and employee benefits expense is heavily affected by actuarial calculations relating to the Company's pension plan, and may fluctuate based upon those calculations.

Credit card operating expense is a variable expense that varies based upon the volume of merchant and card holder transactions. The 13% increase in credit card operating expenses during the first six months of 1999 is primarily due to an increased volume of merchant customer transactions. Year to date other operating expenses have increased a modest 3% from $2.7 million in 1998, to $2.8 million in 1999.

INCOME TAXES
The provision for income taxes provides for Federal and New York State income taxes. The provision for the first six months of 1999 was $3.0 million. Despite an increased level of pretax net income, the provision for income taxes was relatively unchanged from the prior year, as the effective tax rate for the first six months of 1999 was 33.3%, compared to 35.5% for the same period in 1998.

FINANCIAL CONDITION

The Company's total assets were $686.9 million as of June 30, 1999, representing a 2% increase over total assets reported as of December 31, 1998. Growth was primarily in the loan and lease portfolio, which increased by $17.0 million in the first six months of 1999. Investments, including Federal funds sold, decreased by $7.5 million (net of market value adjustments on available-for-sale securities) in the first half of 1999, while noninterest bearing cash balances increased by $5.6 million. Asset growth was funded through a combination of core deposit growth and short term borrowings in the form of Federal funds purchased.

CAPITAL
Total shareholders' equity declined by 2% during the first six months of 1999 to $62.4 million. Contributing to the decline in shareholders' equity were approximately $1.9 million of common stock repurchased by the Company during the first half of 1999, and a $3.4 million decline in accumulated other comprehensive income. The decline in accumulated other comprehensive income, which represents the change in net unrealized gain or loss in the Company's available-for-sale securities portfolio, reflects the market depreciation in the portfolio caused by rising interest rates during the first half of 1999.

Cash dividends paid in the first half of 1999 totaled approximately $2.4 million, representing 40.7% of year to date earnings. Per share cash dividends of $0.50 for the first six months of 1999, represents a 16% increase over cash dividends paid in the first six months of 1998.

The Company and the Trust Company are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and the Trust Company meet all capital adequacy requirements to which they are subject. The table below reflects the Company's capital position at June 30, 1999, compared to the regulatory capital requirements for "well capitalized" institutions.

REGULATORY CAPITAL ANALYSIS - June 30, 1999
=========================================================================================================
                                                          ACTUAL           WELL CAPITALIZED REQUIREMENT
(DOLLAR AMOUNTS IN THOUSANDS)                      AMOUNT        RATIO        AMOUNT          RATIO
---------------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets)           $71,015        16.9%        $42,034         10.0%
Tier I Capital (to risk weighted assets)          $65,936        15.7%        $25,221          6.0%
Tier I Capital (to average assets)                $65,936         9.7%        $34,176          5.0%
=========================================================================================================

As illustrated above, the Company's capital ratios on June 30, 1999, remain well above the minimum requirement for well capitalized institutions. The ratios show continued improvement from the levels reported at December 31, 1998. As of December 31, 1998, the Company's Total Capital as a percentage of risk weighted assets was 17.1%; Tier I Capital to risk weighted assets was 15.9%; and Tier I Capital to average assets was 9.7%.

RESERVE FOR LOAN AND LEASE LOSSES AND NONPERFORMING ASSETS
Management reviews the adequacy of the reserve for loan and lease losses in a detailed and ongoing basis, giving consideration to various risk elements that may affect losses in the loan portfolio. Based upon management's review, the current reserve of $5.1 million is believed to be adequate to absorb inherent losses in the loan and lease portfolios. Activity in the Company's reserve for loan and lease losses during the first six months of 1999 and 1998 is illustrated in the table below.


ANALYSIS OF THE RESERVE FOR LOAN/LEASE LOSSES  (In thousands)
====================================================================================================
                                                             JUNE 30, 1999             JUNE 30, 1998
----------------------------------------------------------------------------------------------------
Average Loans and Leases Outstanding Year to Date                 $411,182                  $380,415
----------------------------------------------------------------------------------------------------
Beginning Balance                                                    5,028                     4,979
----------------------------------------------------------------------------------------------------
Provision for loan losses                                              224                       481
     Loans charged off                                                (395)                     (658)
     Loan recoveries                                                   222                       202
----------------------------------------------------------------------------------------------------
Net Charge-offs                                                       (173)                     (456)
----------------------------------------------------------------------------------------------------
Ending Balance                                                      $5,079                    $5,004
====================================================================================================

Annualized net charge-offs through the first six months of 1999 amounted to 0.08% of average loans outstanding during the period. This ratio compares to 0.23% for the six months ended June 30, 1998.

The level of nonperforming assets, as illustrated in the table below, reflects an improving trend from the prior year. Over 94% of nonperforming loans as of June 30, 1999 are secured by real estate, with 53% secured by 1-4 family residential properties.

NONPERFORMING ASSETS (In thousands)
====================================================================================================
                                                             JUNE 30, 1999             JUNE 30, 1998
----------------------------------------------------------------------------------------------------
Nonaccrual loans                                                      $815                    $1,325
Loans past due 90 days and accruing                                     67                        59
Troubled debt restructuring not included above                           0                         0
----------------------------------------------------------------------------------------------------
     Total nonperforming loans                                         882                     1,384
----------------------------------------------------------------------------------------------------
Other real estate, net of allowances                                    92                       271
====================================================================================================
     Total nonperforming assets                                       $974                    $1,655
====================================================================================================
Total nonperforming loans as a percent of total loans                 0.21%                     0.36%
Total nonperforming assets as a percentage of total assets            0.14%                     0.26%
====================================================================================================

DEPOSITS AND OTHER LIABILITIES
Total deposits were $487.7 million on June 30, 1999, compared to $492.8 million on December 31, 1998. Core deposits, which include demand deposits, savings and money market accounts, and time deposits of less than $100,000 represent the primary funding source for the Company. As of June 30, 1999, core deposits of $402.3 million represented 64.4% of total liabilities. This compares to core deposits of $385.9 million, representing 65.5% of total liabilities on December 31, 1998.

The Company uses large time deposits, securities sold under repurchase agreements, Federal funds purchased, and other borrowings as additional funding sources. As of June 30, 1999, time deposits of $100,000 and over were $85.5 million, down from $106.9 million at year end. Securities sold under agreements to repurchase and Federal funds purchased were $80.8 million on June 30, 1999, representing an increase of approximately $20.8 million from December 31, 1998. Other borrowings, consisting of term borrowings from the Federal Home Loan Bank, were unchanged at $45 million.

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

Cash and cash  equivalents  of $22.7  million  as of June 30,  1999  reflects  a decline of $4.0 million from December 31, 1998. Short term investments consisting of debt securities due in one year or less declined from $21.6 million on December 31, 1998, to $19.5 million on June 30, 1999. Securities pledged to secure certain large deposits and securities sold under repurchase agreements were 78.4% of total securities as of June 30, 1999, compared to 84.1% as of December 31, 1998.

Additional liquidity is provided through the Trust Company's Federal Home Loan Bank (FHLB) membership. As of June 30, 1999, the Trust Company had approximately $44.8 million in unused borrowing capacity through established lines of credit with the FHLB. The Trust Company's equity investment in Tompkins Real Estate Holdings, Inc. of $207 million can be used to secure additional borrowings from the FHLB.

YEAR 2000 CONSIDERATIONS
The Company has been preparing for Year 2000 since 1997 and is pleased to report that as of June 30, 1999, all significant systems are Year 2000 certified and testing has been completed. The Company uses purchased software products for all of its internal transaction processing applications; therefore, no significant internal programming was necessary to prepare these systems to handle transactions in the Year 2000. The majority of the Company's efforts in preparation for Year 2000 processing related to testing purchased and outsourced processing systems, as well as updating databases.

Management initiated a Year 2000 program, consistent with guidelines issued by the Federal Financial Institutions Examination Council (FFIEC), to prepare the Company's computer systems and software applications for the Year 2000.

The program included the following phases, all of which have been completed as of June 30, 1999:

     o        Identification
     o        Assessment
     o        Remediation
     o        Testing
     o        Contingency Planning

The identification phase involved identifying the types of risk exposures related to Year 2000. Through this process the Company identified specific risk exposures related to internal information technologies, information service providers, other service providers, and customers.

As part of the assessment phase, the Company categorized its information technology systems as Mission Critical, Mission Important, or Important. The Company assessed the Year 2000 readiness of each information technology system and established a plan for remediating any known Year 2000 problems.

The Company's primary application, which handles processing of loans, deposits, and general ledger, has been designated as Year 2000 compliant by the vendor. The vendor, which has contracts with approximately 1,000 banks, has also provided the Company with test results performed by an independent contractor that has also designated the system as Year 2000 compliant. Due to the importance of this application to the Company's operations, management conducted its own tests of this system in the fourth quarter of 1998, with satisfactory results. All other mission critical and mission important systems have been remediated, tested, and certified as Year 2000 compliant. Testing continues on several other systems that are not considered Mission Critical or Mission Important.

The Company has formulated a contingency plan for business continuation in the event of Year 2000 system failures. This contingency plan is based on the Company's existing disaster recovery plan, with modifications for Year 2000 risks.

As part of the process of evaluating and attempting to mitigate third party risk, the Company has collected and analyzed Year 2000 information from third parties who have significant business relationships with the Company. These third parties include borrowers, obligors, and vendors. Through this evaluation process, the Company is aware of no issues that would significantly affect the Company's ability to conduct business as usual during and after the century date change.

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

FORWARD-LOOKING STATEMENTS
Portions of this document may constitute "forward looking statements" as defined by federal law. Although the Company believes any such statements are based on reasonable assumptions, there is no assurance that actual outcomes will not be materially different. The Company assumes no duty to update forward-looking statements, and cautions that these statements are subject to numerous assumptions, risk, and uncertainties, all of which could change over time.

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

The Company's June 30, 1999, one-year cumulative rate sensitivity gap was a negative 12% of total assets. This suggests earnings would benefit from a declining interest rate environment, and would be vulnerable to a rising interest rate environment. Management estimates that a 200 basis point rise in interest rates over a one year period would result in a 4% decline in net interest income, assuming no management actions to reposition the balance sheet in reaction to a changing rate environment. Management believes the current interest rate risk exposure is not material given the Company's current level of earnings and capital.


                          TOMPKINS COUNTY TRUSTCO, INC.
          AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS
----------------------------------------------------------------------------------------------------------------------------
                                                                             YTD                          YTD
                                                QUARTER                      PERIOD                       PERIOD
                                                 ENDED                       ENDED                        ENDED
                                                 JUN-99                      JUN-99                       JUN-98
----------------------------------------------------------------------------------------------------------------------------
                                       Average            Average   Average            Average   Average            Average
(DOLLAR AMOUNTS IN THOUSANDS)          Balance  Interest Yield/Rate Balance  Interest Yield/Rate Balance  Interest Yield/Rate
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
     Securities (1)
         U.S. Government Securities     180,642    2,926     6.50%  178,574    5,797      6.55%  185,113    6,181     6.73%
         State and municipal (2)         33,921      658     7.78%   34,382    1,336      7.84%   37,557    1,489     7.99%
         Other Securities (2)             5,784       95     6.59%    7,794      233      6.03%    5,827      199     6.89%
                                       -------------------------------------------------------------------------------------
         Total securities               220,347    3,679     6.70%  220,750    7,366      6.73%  228,497    7,869     6.94%
     Federal Funds Sold                   2,040       25     4.92%    3,025       70      4.67%    3,880      102     5.30%
     Loans, net of unearned income (3)
          Residential real estate       183,295    3,421     7.49%  181,753    6,831      7.58%  161,831    6,450     8.04%
          Commercial Real Estate         78,254    1,656     8.49%   76,232    3,222      8.52%   69,098    3,135     9.15%
          Commercial Loans (2)           78,433    1,841     9.41%   79,017    3,661      9.34%   77,620    3,711     9.64%
          Consumer Loans                 59,551    1,452     9.78%   59,122    2,897      9.88%   59,428    3,126    10.61%
          Direct Lease Financing         15,774      307     7.81%   15,058      594      7.95%   12,438      500     8.11%
                                       -------------------------------------------------------------------------------------
          Total loans, net of
            unearned income             415,307    8,677     8.38%  411,182   17,205      8.44%  380,415   16,922     8.97%
                                       -------------------------------------------------------------------------------------
          TOTAL INTEREST-EARNING ASSETS 637,693   12,381     7.79%  634,956   24,641      7.83%  612,791   24,893     8.19%
                                       -------------------------------------------------------------------------------------
Other assets                             46,419                      45,992                       31,439
                                       --------                    --------                     --------
          TOTAL ASSETS                 $684,112                    $680,948                     $644,230
                                       ========                    ========                     ========

----------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits
     Interest-bearing deposits
        Interest checking, savings,
            & money market              220,506    1,418     2.58%  218,052    2,790      2.58%  212,631    2,921     2.77%
        Time Dep > $100,000             103,830    1,275     4.93%  102,292    2,507      4.94%  101,536    2,800     5.56%
        Time Dep < $100,000              88,583    1,066     4.83%   88,336    2,139      4.88%   87,769    2,261     5.19%
                                       -------------------------------------------------------------------------------------
        Total interest-bearing deposits 412,919    3,759     3.65%  408,680    7,436      3.67%  401,936    7,982     4.00%

Federal funds purchased & securities
 sold under agreements to repurchase     58,079      679     4.69%   60,399    1,415      4.72%   54,180    1,389     5.17%
Other borrowings                         45,005      562     5.01%   45,005    1,120      5.02%   33,331      928     5.61%
                                       -------------------------------------------------------------------------------------
     TOTAL INTEREST-BEARING LIABILITIES 516,003    5,000     3.89%  514,084    9,971      3.91%  489,447   10,299     4.24%

Noninterest bearing deposits             91,604                      90,391                       87,638
Accrued expenses and other liabilities   10,750                      11,173                        8,747
                                       --------                    --------                     --------

     TOTAL LIABILITIES                  618,357                     615,648                      585,832

SHAREHOLDER'S EQUITY                     65,755                      65,300                       58,398
     TOTAL LIABILITIES AND             --------                    --------                     --------
         SHAREHOLDERS' EQUITY          $684,112                    $680,948                     $644,230
                                       ========                    ========                     ========
Interest rate spread                                         3.90%                        3.91%                       3.95%
     Impact of noninterest bearing
       liabilities                                           0.74%                        0.75%                       0.85%
                                                -------------------         --------------------         -------------------
Net interest income/margin
   on earning assets                              $7,381     4.64%           $14,670      4.66%           $14,594     4.80%
----------------------------------------------------------------------------------------------------------------------------

(1) Average balances and yields exclude unrealized gains and losses on available-for-sale securities.
(2) Interest income includes the effects of taxable-equivalent adjustments using a blended Federal and State income tax rate of 40% to increase tax exempt interest income to a taxable-equivalent basis.
(3) Nonaccrual loans are included in the average asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in the notes to the Company's 1998 Form 10-K. .

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Annual Meeting of stockholders of the Company was held on April 28, 1999 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, as amended.

The election of four directors for three year terms and one director for a one year term were approved at the Annual Meeting. Directors John Alexander, Edward
C. Hooks, Hunter Rawlings, III, and Michael D. Shay were each elected to terms of three years which expire in the year 2002. Director Peggy R. Williams was elected to a one year term expiring in 2000. Directors James J. Byrnes, Reeder
D. Gates, William W. Griswold, Carl E. Haynes, Robert T. Horn, Jr., Bonnie H. Howell, Lucinda A. Nobel, and Thomas R. Salm will continue as directors.

A proposal to change the Company name from Tompkins County Trustco, Inc. to Tompkins Trustco, Inc. was approved, with shares voted as follows: 4,023,172 in favor, 253,574 opposed, 9,901 abstained, and 571,337 did not vote.

A proposal to increase the number of authorized shares of the Company's common stock from 7,500,000 to 15,000,000 was approved with shares voted as follows:
4,107,901 in favor, 107,350 opposed, 71,396 abstained, and 571,337 did not vote.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    July 29, 1999

TOMPKINS TRUSTCO, INC.


By:  /s/ James J. Byrnes
     ---------------------------------------------------
         JAMES J. BYRNES
         Chairman of the Board,
         President and Chief Executive Officer



By:  /s/ Richard D. Farr
     ---------------------------------------------------
         RICHARD D. FARR
         Senior Vice President and
         Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT NUMBER                     DESCRIPTION                             PAGES
--------------------------------------------------------------------------------

EXHIBIT 27                   FINANCIAL DATA SCHEDULE