Form 10-Q
period 1999-09-30
TOMPKINS TRUSTCO INC
filed 1999-11-15
CIK 1005817

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:


             CLASS                      OUTSTANDING AS OF  NOVEMBER 9, 1999
      ----------------------------      -----------------------------------
      Common Stock, $.10 par value                4,768,098 shares

                             TOMPKINS TRUSTCO, INC.

                                    FORM 10-Q

                                      INDEX



PART I -FINANCIAL INFORMATION                                               PAGE
                                                                            ----
        ITEM 1 -FINANCIAL STATEMENTS
                CONDENSED CONSOLIDATED STATEMENTS OF CONDITION AS OF
                SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998           3

                CONDENSED CONSOLIDATED STATEMENTS OF  INCOME FOR
                THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999
                AND 1998 (UNAUDITED)                                           4

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)      5

                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR THE NINE MONTHS ENDED
                SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)                        6

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS         7-8

        ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS                                   9-15

        ITEM 3 -QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    16

                AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS  17

PART II - OTHER INFORMATION
        ITEM 1 - LEGAL PROCEEDINGS                                NOT APPLICABLE
        ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS        NOT APPLICABLE
        ITEM 3 - DEFAULTS ON SENIOR SECURITIES                    NOT APPLICABLE
        ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
                 HOLDERS                                          NOT APPLICABLE
        ITEM 5 - OTHER INFORMATION                                NOT APPLICABLE
        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                             18


SIGNATURES                                                                    19
EXHIBIT INDEX                                                                 20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                      CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                                            (In thousands, except share data)
ASSETS                                                                             (UNAUDITED)
                                                                                      AS OF                      AS OF
                                                                                    09/30/1999                12/31/1998
                                                                                   -----------                ----------
Cash & noninterest bearing balances
     due from banks                                                                   $ 33,817                  $ 17,170
Federal funds sold                                                                          -0-                    9,600
Available-for-sale securities, at fair value                                           186,085                   182,740
Held-to-maturity securities, fair value of $29,407
     in 1999 and $35,011 in 1998                                                        28,988                    34,088
Loans/leases net of unearned income                                                    430,039                   405,357
Less:  Reserve for loan/lease losses                                                     5,103                     5,028
------------------------------------------------------------------------------------------------------------------------
                                                            NET LOANS/LEASES           424,936                   400,329

Bank premises and equipment, net                                                         7,386                     7,411
Other assets                                                                            23,413                    21,704

------------------------------------------------------------------------------------------------------------------------
                                                                TOTAL ASSETS          $704,625                  $673,042
========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Interest bearing:
          Checking, savings and money market                                          $227,642                  $208,741
          Time                                                                         196,708                   194,495
     Noninterest bearing                                                               111,404                    89,556
------------------------------------------------------------------------------------------------------------------------
                                                              TOTAL DEPOSITS           535,754                   492,792

Securities sold under agreements to repurchase and
     Federal funds purchased                                                            55,074                    60,007
Other borrowings                                                                        40,100                    45,005
Other liabilities                                                                       10,470                    11,215
------------------------------------------------------------------------------------------------------------------------
                                                           TOTAL LIABILITIES          $641,398                  $609,019
========================================================================================================================

Shareholders' equity:
     Common Stock - par value $.10 per share
     Authorized 15,000,000 shares; issued 4,810,175 at September 30, 1999
     Authorized 7,500,000 shares; issued 4,893,141 at December 31, 1998               $    481                  $    489
     Surplus                                                                            26,929                    29,817
     Undivided profits                                                                  38,939                    33,364
     Accumulated other comprehensive income                                             (2,411)                    1,077
     Treasury stock, at cost - 27,996 shares at September 30, 1999,
          28,889 shares at December 31, 1998                                              (532)                     (548)
     Deferred ISOP benefit expense - 8,917 shares at September 30, 1999,
          8,789 shares at December 31, 1998                                               (179)                     (176)
------------------------------------------------------------------------------------------------------------------------
                                                  TOTAL SHAREHOLDERS' EQUITY          $ 63,227                  $ 64,023
------------------------------------------------------------------------------------------------------------------------
                                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $704,625                  $673,042
========================================================================================================================

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                       (In thousands, except share data) (Unaudited)

                                                                QUARTER TO DATE                        YEAR TO DATE
                                                            09/30/1999     09/30/1998            09/30/1999      09/30/1998
                                                            ----------     ----------            ----------      ----------
INTEREST INCOME
Loans                                                         $9,035         $8,614                $26,210         $25,509
Federal funds sold                                                66             55                    136             156
Available-for-sale securities                                  3,093          3,181                  9,098           9,538
Held-to-maturity securities                                      378            448                  1,247           1,407
--------------------------------------------------------------------------------------------------------------------------
                                 TOTAL INTEREST INCOME        12,572         12,298                 36,691          36,610
--------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits:
     Time certificates of deposits of $100,000 or more         1,326          1,251                  3,832           4,050
     Other deposits                                            2,524          2,599                  7,454           7,781
Federal funds purchased and securities sold under
    agreements to repurchase                                     774            831                  2,188           2,221
Other borrowings                                                 569            523                  1,689           1,451
--------------------------------------------------------------------------------------------------------------------------
                                TOTAL INTEREST EXPENSE         5,193          5,204                 15,163          15,503
--------------------------------------------------------------------------------------------------------------------------
                                   NET INTEREST INCOME         7,379          7,094                 21,528          21,107
--------------------------------------------------------------------------------------------------------------------------
                Less:  Provision for loan/lease losses            75            298                    299             779
--------------------------------------------------------------------------------------------------------------------------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN/LEASE         7,304          6,796                 21,229          20,328
--------------------------------------------------------------------------------------------------------------------------

OTHER INCOME
Trust and investment services income                             955          1,067                  3,174           2,960
Service charges on deposit accounts                              434            380                  1,266           1,214
Credit card merchant income                                      902            585                  2,154           1,778
Other service charges                                            457            463                  1,456           1,368
Other operating income                                           348             71                    830             359
Gain (loss) on available-for-sale securities                                     23                                    (72)
--------------------------------------------------------------------------------------------------------------------------
                                    TOTAL OTHER INCOME         3,096          2,589                  8,880           7,607
--------------------------------------------------------------------------------------------------------------------------

OTHER EXPENSES
Salary and wages                                               2,314          2,133                  6,686           6,349
Pension and other employee benefits                              562            466                  1,747           1,424
Net occupancy expense of bank premises                           323            322                    936             994
Furniture and fixture expense                                    259            265                    819             791
Credit card operating expense                                    893            549                  2,093           1,613
Other operating expense                                        1,220          1,232                  4,037           3,969
--------------------------------------------------------------------------------------------------------------------------
                                  TOTAL OTHER EXPENSES         5,571          4,967                 16,318          15,140
--------------------------------------------------------------------------------------------------------------------------
                            INCOME BEFORE INCOME TAXES         4,829          4,418                 13,791          12,795
--------------------------------------------------------------------------------------------------------------------------
                                          Income taxes         1,558          1,427                  4,547           4,400
--------------------------------------------------------------------------------------------------------------------------
                                            NET INCOME        $3,271         $2,991                $ 9,244         $ 8,395
==========================================================================================================================
BASIC EARNINGS PER SHARE                                      $ 0.68         $ 0.62                $  1.91         $  1.73
DILUTED EARNINGS PER SHARE                                    $ 0.67         $ 0.60                $  1.88         $  1.70
==========================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In thousands) (Unaudited)
                                                                                   NINE MONTHS ENDED
                                                                            09/30/1999            09/30/1998
                                                                            ----------            ----------
OPERATING ACTIVITIES
Net income                                                                   $ 9,244                $ 8,395
Adjustments to reconcile net income to net cash
     provided by operating activities:
Provision for loan/lease losses                                                  299                    779
Depreciation and amortization                                                    923                    774
Net amortization on securities                                                   221                    203
Net loss on sale of securities                                                     0                     72
Net gain on sale of loans                                                         (2)                   (96)
Net gain on sales of bank premises and equipment                                 (35)                    (9)
ISOP shares released for allocation                                               (5)                     8
Increase in other assets                                                      (1,865)                (6,148)
Decrease in other liabilities                                                  1,642                    205
-----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     10,422                  4,183
-----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities                     45,757                 52,103
Proceeds from sales of available-for-sale securities                           3,000                 20,958
Proceeds from maturities of held-to maturity securities                        9,595                  9,408
Purchases of available-for-sale securities                                   (58,010)               (83,820)
Purchases of held-to-maturity securities                                      (4,684)                (7,071)
Proceeds from sale of loans                                                    1,185                  6,810
Net increase in loans                                                        (26,089)               (23,406)
Proceeds from sale of bank premises and equipment                                 45                     15
Purchases of bank premises and equipment                                        (751)                  (528)

-----------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                        (29,952)               (25,531)
-----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase (decrease) in deposits                                           42,962                 (3,705)
Net increase (decrease) in securities sold under agreements
   to  repurchase and Federal funds purchased                                 (4,933)                 2,830
Net (decrease) increase in other borrowings                                   (4,905)                20,000
Cash dividends                                                                (3,669)                (3,220)
Sale of treasury stock                                                            30                     30
Common shares repurchased and returned to authorized
     and unissued status                                                      (3,114)                     0
Net proceeds from exercise of stock options,
     and related tax benefit                                                     206                    (89)
-----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     26,577                 15,846
-----------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           7,047                 (5,502)
Cash and Cash Equivalents at beginning of Period                              26,770                 25,089
TOTAL CASH & CASH EQUIVALENTS AT END OF PERIOD                               $33,817                $19,587
===========================================================================================================
Supplemental Information:
     Cash paid during the year for:
          Interest                                                            15,225                 15,867
          Taxes                                                                3,387                  4,031
Change in net unrealized holding gain (loss) on
     available-for-sale securities                                            (5,876)                 1,802

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                        (In thousands, except share data) (Unaudited)
                                                                                            ACCUMULATED     DEFERRED
                                                                                               OTHER          ISOP
                                              COMMON  TREASURY               UNDIVIDED     COMPREHENSIVE    BENEFIT
                                               STOCK    STOCK     SURPLUS     PROFITS          INCOME        EXPENSE   TOTAL
=============================================================================================================================
BALANCES AT JANUARY 1,  1998                    $326    ($571)    $30,037     $26,769          $1,074         ($392)  $57,243
-----------------------------------------------------------------------------------------------------------------------------

Cash dividends ($0.67/Share)                                                   (3,220)                                 (3,220)
Exercise of stock options, and related
     tax benefit (9,607 shares, net)               1                  (90)                                                (89)
Treasury stock sold (894 shares)                           17          13                                                  30
ISOP Shares released for
     allocation (177 shares)                                            4                                         4         8
Effect of 3 for 2 stock split in
   the form of a stock dividend                  163                             (163)
Comprehensive Income:
     Change in net unrealized gain (loss)
          on available-for-sale
securities,
          net of tax                                                                            1,044                   1,044
     Net Income                                                                 8,395                                   8,395
-----------------------------------------------------------------------------------------------------------------------------
Total  Comprehensive Income                                                                                             9,439
-----------------------------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 1998                  $490    ($554)    $29,964     $31,781          $2,118         ($388)  $63,411
-----------------------------------------------------------------------------------------------------------------------------


=============================================================================================================================
BALANCES AT JANUARY 1,  1999                    $489    ($548)    $29,817     $33,364          $1,077         ($176)  $64,023
-----------------------------------------------------------------------------------------------------------------------------

Cash dividends ($0.76/Share)                                                   (3,669)                                 (3,669)
Exercise of stock options and
    related tax benefit (10,824 shares,            1                  205                                                 206
net)
Common stock repurchased and
     returned to authorized and
     unissued status (93,790 shares)              (9)              (3,105)                                             (3,114)
Treasury stock sold (893 shares)                           16          14                                                  30
ISOP shares returned to unallocated
     status (128 shares)                                               (2)                                       (3)       (5)
Comprehensive Income:
     Change in net unrealized gain (loss)
          on available-for-sale securities,
          net of tax                                                                           (3,488)                 (3,488)
     Net Income                                                                 9,244                                   9,244
-----------------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                                                                              5,756
-----------------------------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 1999                  $481    ($532)    $26,929     $38,939         ($2,411)        ($179)  $63,227
=============================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS

Tompkins Trustco, Inc. ("the Company"), is a registered bank holding company, organized under the laws of New York State, and is the parent company of the Tompkins County Trust Company (the "Trust Company" or the "Bank"). The Trust Company provides loan, deposit, and trust services to its customers primarily in Tompkins County, New York, and surrounding areas.

The consolidated financial information included herein combines the results of operations, cash flows, the assets, liabilities, and shareholders' equity of the Company, the Trust Company, and Tompkins Real Estate Holdings, Inc. for all periods presented. All significant intercompany balances and transactions are eliminated in consolidation.

2.       BASIS OF PRESENTATION

The condensed consolidated financial statements included herein reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the Company's financial position at September 30, 1999, and December 31, 1998, and the results of operations for the three months and nine months ended September 30, 1999 and 1998. Reclassifications are made when necessary to conform prior periods to present period presentation.

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

3.       EARNINGS PER SHARE

A computation of Basic EPS and Diluted EPS for the three and nine month periods ending September 30, 1999 and 1998, is presented in the table below.

                                                                                                 WEIGHTED         PER
THREE MONTHS ENDED SEPTEMBER 30, 1999                                             NET         AVERAGE SHARES    SHARE
(In thousands except share and per share data)                                  INCOME         OUTSTANDING      AMOUNT
----------------------------------------------------------------------------------------------------------------------
BASIC EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS                                         $3,271           4,793,528       $0.68

EFFECT OF DILUTIVE SECURITIES (OPTIONS)                                                             66,576

DILUTED EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS PLUS ASSUMED CONVERSIONS                $3,271           4,860,104       $0.67
----------------------------------------------------------------------------------------------------------------------

                                                                                                WEIGHTED         PER
THREE MONTHS ENDED SEPTEMBER 30, 1998                                             NET         AVERAGE SHARES    SHARE
(In thousands except share and per share data)                                  INCOME         OUTSTANDING      AMOUNT
----------------------------------------------------------------------------------------------------------------------
BASIC EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS                                         $2,991           4,846,631       $0.62

EFFECT OF DILUTIVE SECURITIES (OPTIONS)                                                             98,290

DILUTED EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS PLUS ASSUMED CONVERSIONS                $2,991           4,944,921       $0.60
======================================================================================================================

                                                                                                 WEIGHTED        PER
NINE MONTHS ENDED SEPTEMBER 30, 1999                                             NET         AVERAGE SHARES     SHARE
(In thousands except share and per share data)                                  INCOME         OUTSTANDING      AMOUNT
----------------------------------------------------------------------------------------------------------------------
BASIC EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS                                         $9,244           4,833,687       $1.91

EFFECT OF DILUTIVE SECURITIES (OPTIONS)                                                             70,829

DILUTED EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS PLUS ASSUMED CONVERSIONS                $9,244           4,904,516       $1.88
----------------------------------------------------------------------------------------------------------------------

                                                                                                 WEIGHTED        PER
NINE MONTHS ENDED SEPTEMBER 30, 1998                                              NET         AVERAGE SHARES    SHARE
(In thousands except share and per share data)                                  INCOME         OUTSTANDING      AMOUNT
----------------------------------------------------------------------------------------------------------------------
BASIC EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS                                         $8,395           4,842,049       $1.73

EFFECT OF DILUTIVE SECURITIES (OPTIONS)                                                             92,147

DILUTED EPS
INCOME AVAILABLE TO COMMON SHAREHOLDERS PLUS ASSUMED CONVERSIONS                $8,395           4,934,196       $1.70
======================================================================================================================

FINANCIAL ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

During the second quarter of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 by one year from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000.

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

MERGER WITH LETCHWORTH INDEPENDENT BANCSHARES CORPORATION

On July 30, 1999, the Company entered into an Agreement and Plan of Reorganization with Letchworth Independent Bancshares Corporation, which provides for Letchworth to be merged with and into Tompkins Trustco, Inc. Under the terms of the agreement, which was unanimously approved by both boards of directors, Letchworth shareholders will receive 0.685 shares of Tompkins common stock for each share of Letchworth common stock. The merger is expected to be accounted for as a pooling of interests, and has been structured to qualify as a tax-free stock-for-stock exchange for Letchworth shareholders.

The merger is subject to approval by the shareholders of both companies and various regulatory authorities. Both companies have scheduled special meetings for their respective shareholders, to be held on December 20, 1999, at which, the shareholders will be asked to consider and vote on the merger. A Joint Proxy Statement/Prospectus is being mailed during the week of November 15, 1999, to shareholders of record of each company as of October 31, 1999. The merger is expected to be consummated in the fourth quarter of 1999, and will result in the issuance of approximately 2.4 million shares of Tompkins common stock.

STOCK REPURCHASE PROGRAM

In November 1996,  the board of directors  approved a stock  repurchase  program
(the "Program"), which authorizes the repurchase of up to $3 million of the Company's common stock in open market transactions. Through September 30, 1999, the Company repurchased 14,055 shares under the Program at an average price of $33.51, or approximately $471,000. Since inception, the Company has repurchased 19,093 shares under the program for a total cost of $640,000.

During 1999, the Company repurchased 79,735 shares in two privately negotiated transactions. The shares were repurchased at a cost of $2.6 million, or an average price of $33.16 per share. In December 1998, the Company repurchased 12,207 shares in a privately negotiated transaction. The shares were purchased at $34.00 per share, for a total purchase price of $415,000. Shares from privately negotiated repurchase transactions were purchased at fair value based upon the market price as reprinted on the American Stock Exchange. All of the shares from the repurchase transactions described above have been returned to the status of authorized but unissued.

RESULTS OF OPERATIONS

Strong earnings growth trends continued in the third quarter of 1999, with net income for the quarter totaling $3.3 million, compared to $3.0 million for the third quarter of 1998. Basic earnings per share in the third quarter of 1999 increased by 9.7% to $0.68, compared to $0.62 in the third quarter of 1998. On a diluted basis, earnings per share increased to $0.67 per share in the third quarter of 1999, compared to $0.60 for the same period in 1998. Net income for the year to date was $9.2 million, up 10.1% over the first nine months of 1998. Diluted earnings per share for the three quarters of 1999 was $1.88, reflecting a 10.6% increase over the same period in 1998.

The Company's return on average assets (ROAA) was 1.80% through the first nine months of 1999, compared to 1.70% for the same period in 1998. Return on average shareholders' equity (ROAE) for the first nine months of 1999 was 19.17%, compared to 18.94% for the same period in 1998. Improvement in ROAA reflects the strong earnings growth in the first three quarters of 1999, which exceeded the 5.5% average asset growth for the year to date period ended September 30, 1999. Improved ROAE in the current period resulted from strong earnings growth combined, with modest growth in average shareholder's equity, which was curtailed due to stock repurchases during the period.

NET INTEREST INCOME
As reflected in the attached Average Consolidated Balance Sheet and Net Interest Analysis, the Company earned tax-equivalent net interest income of $22.3 million for the nine months ended September 30, 1999, compared to $22.0 million for the same period in 1998. The tax-equivalent net interest margin on earning assets was 4.66% through the first nine months of 1999, compared to a 4.78% ratio through the first nine months of 1998. The year to date yield on earning assets declined from 8.16% as of September 30, 1998, to 7.83% as of September 30, 1999. The decline in asset yields is reflective of generally lower average interest rates for the nine months ended September 30, 1999, compared to the same nine month period in 1998. More recent increases in interest rates are not fully reflected in current period yields due to a lag between changes in market interest rates and the timing of changes in the Trust Company's "base rate", and the scheduled repricing dates for specific loans.

The cost of interest bearing liabilities was 3.92% in the first nine months of 1999, compared to 4.23% for the same period in 1998. Noninterest bearing liabilities and equity contributed 75 basis points to the Company's net interest margin in the first nine months of 1999, compared to 86 basis points for the same period in 1998.

Despite a decline in the Company's net interest margin, net interest income continues to rise due to growth in the Company's earning asset base. Average earning assets grew by $25.6 million between September 30, 1999 and September 30, 1998. Growth in average earning assets was centered in residential real estate loans, which grew by $19.7 million, and commercial real estate loans, which grew by $8.7 million. Continued promotion of the Company's business leasing services has resulted in a $3.1 million increase in average lease financing assets for the nine months ended September 30, 1999, compared to the same nine month period in 1998.

Earning asset growth from September 1998 to September 1999 was supported by a $12.6 million increase in average core deposits (noninterest bearing deposits, savings and money market deposits, and time deposits of less than $100,000), an $19.3 million increase in average non-core funding (Time deposits of $100,000 and more, Federal funds purchased, securities sold under agreements to repurchase, and other borrowings), and $5.2 million growth in average shareholders' equity.

A decline in average securities from September 1998 to September 1999 corresponds with an increase in other assets over the same period. Growth in other assets is largely attributable to a $12.5 million investment in corporate owned life insurance. The corporate owned life insurance was purchased primarily in the third and fourth quarters of 1998, and covers several senior officers of the Company and the Trust Company. The insurance provides benefits to both the Company and the covered employees. Increases in the cash surrender value of the insurance are reflected as other operating income, and the related mortality expense is recognized as an other operating expense. Although income associated with the insurance policies is not included in interest income, increases in the cash surrender value are expected to produce a tax-adjusted return of approximately 8.6% in 1999. Income from corporate owned life insurance was $537,000 in the nine months of 1999.

PROVISION FOR LOAN/LEASE LOSSES
The provision represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses at an adequate level. The provision of $299,000 for the first nine months of 1999 represents a 62% decline from the $779,000 provision in the first nine months of 1998. The decline in the year to date provision is reflective of a lower level of loan/lease losses in the current period, and management's estimates of the reserves necessary given the inherent risk of loss in the portfolio.

OTHER INCOME
Other income growth remains a key strategic objective of the Company, as a means of developing diversified sources of revenue. Other income of $8.9 million represented 19% of total revenue for the nine months ended September 30, 1999, compared to other income of $7.6 million representing 17% of total revenue for the same period in 1998. Other income for the quarter ended September 30, 1999, was up 17% over the same period in 1998.

Income from trust and investment services, the largest segment of other income, increased 7% to $3.2 million, compared to $3.0 million for the first nine months of 1998. Income growth from trust and investment services is primarily attributable to growth in assets managed by, or in custody of the division.
Between September 30, 1998 and September 30, 1999, assets managed by, or in custody of the Trust and Investment Services Division, increased from $896 million, to $1,014 million.

The Trust and Investment Services Division is an important component of future revenue growth of the Company. Although the division primarily provides services to customers in the Bank's market area of Tompkins County and surrounding areas, the division currently manages assets for clients in more than 40 states. In 1997, the Company expanded the reach of the Division by offering trust and investment services through a "Trust Alliance" program. Through this program, the Company provides servicing and administrative support to trust departments of other banks. Currently, the Company has formed Trust Alliances with three community banks, which have assets under management totaling $32.6 million.

Electronic banking services and card products continue to expand and provide a growing source of other income. Credit card merchant income contributed $2.2 million to other income in the nine months of 1999, representing an increase of 21% compared to the same period in 1998. Fees related to the Company's debit card and credit card products rose 26% for the year to date period ended September 30, 1999, to $553,000. The Company continues to expand its banking card services, with the introduction of a Visa Purchasing Card in the second quarter of 1999. Purchasing Cards can be used by businesses to improve controls and reduce paperwork associated with procurement of small dollar purchases. Purchasing Cards can be coded with a wide variety of spending controls and allow for the delivery of statements in electronic or paper format. The product will generate additional revenue in the form of interest income and fee income.

Service charges on deposit accounts of $1.3 million for the first nine months of 1999 remained relatively unchanged from the $1.2 million reported for the same period in 1998. Growth in service charges on deposit accounts has not kept pace with growth in deposits in recent quarters, as customers are increasingly taking advantage of lower fee options in deposit products.

Other operating income increased by 131% to $830,000 in the first nine months of 1999. The increase from 1998 to 1999 includes $537,000 associated with the Company's investment in corporate owned life insurance, as previously discussed under "Net Interest Income". Other operating income in 1998 was aided by a $96,000 gain on the sale of student loans, which compares to a gain on sale of loans of $2,000 for the first nine months of 1999.

OTHER EXPENSE
Total other expenses increased 8% in the first nine months of 1999 to $16.3 million, compared to $15.1 million in 1998. Salary and wages remains the largest segment of other expense, comprising 41% of other expenses for the period ended September 30, 1999, which is relatively unchanged from the same period in 1998. Pension and employee benefits expense increased by 23% over the prior year, to $1.7 million. Pension and employee benefits expense is heavily affected by actuarial calculations relating to the Company's pension plan, and may fluctuate based upon those calculations.

Credit card operating expense is a variable expense that varies based upon the volume of merchant and card holder transactions. The 30% increase in credit card operating expenses during the first nine months of 1999 is primarily due to an increased volume of merchant customer transactions. Year to date other operating expenses have increased a modest 2% to approximately $4.0 million for the year to date period ended September 30, 1999.

INCOME TAXES
The provision for income taxes provides for Federal and New York State income taxes. The provision for the first nine months of 1999 was $4.5 million, and increase of 3% from the prior year. The effective tax rate for the first nine months of 1999 was 33.0%, compared to 34.4% for the same period in 1998.

FINANCIAL CONDITION

The Company's total assets were $704.6 million as of September 30, 1999, representing a 5% increase over total assets reported as of December 31, 1998. Growth was primarily in the loan/lease portfolio, which increased by $24.7 million in the first nine months of 1999. Investments, including Federal funds sold, decreased by $5.5 million (net of market value adjustments on available-for-sale securities) in the first nine months of 1999. Noninterest bearing cash balances increased by $16.6 million, primarily due to a temporary Federal Reserve Bank clearing item that was cleared shortly after September 30, 1999. Asset growth for the first nine month of 1999 was funded primarily through core deposit growth.

CAPITAL
Total shareholders' equity declined by 1% during the first nine months of 1999 to $63.2 million. Contributing to the decline in shareholders' equity were approximately $3.1 million of common stock repurchased by the Company during the first nine months of 1999, and a $3.5 million decline in accumulated other comprehensive income. The decline in accumulated other comprehensive income, which represents the change in net unrealized gain or loss in the Company's available-for-sale securities portfolio, reflects the market depreciation in the portfolio caused by rising interest rates during the nine months of 1999.

Cash dividends for the year to date period ended September 30, 1999 totaled approximately $3.7 million, representing 39.7% of year to date earnings. Per share cash dividends of $0.76 for the first nine months of 1999, represents a 13% increase over cash dividends paid in the first nine months of 1998.

The Company and the Trust Company are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and the Trust Company meet all capital adequacy requirements to which they are subject. The table below reflects the Company's capital position at September 30, 1999, compared to the regulatory capital requirements for "well capitalized" institutions.

REGULATORY CAPITAL ANALYSIS - September 30, 1999
================================================================================================
                                                    ACTUAL         WELL CAPITALIZED  REQUIREMENT
(DOLLAR AMOUNTS IN THOUSANDS)                AMOUNT        RATIO        AMOUNT          RATIO
------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets)     $71,953        16.9%        $42,497         10.0%
Tier I Capital (to risk weighted assets)    $66,849        15.7%        $25,498          6.0%
Tier I Capital (to average assets)          $66,849         9.6%        $34,837          5.0%
================================================================================================

As illustrated above, the Company's capital ratios on September 30, 1999, remain well above the minimum requirement for well capitalized institutions. The ratios reflect a modest decline from the levels reported at December 31, 1998, due to reduced capital levels as a result of stock repurchases made during the period. As of December 31, 1998, the Company's Total Capital as a percentage of risk weighted assets was 17.1%; Tier I Capital to risk weighted assets was 15.9%; and Tier I Capital to average assets was 9.7%.

RESERVE FOR LOAN AND LEASE LOSSES AND NONPERFORMING ASSETS
Management reviews the adequacy of the reserve for loan and lease losses in a detailed and ongoing basis, giving consideration to various risk elements that may affect losses in the loan portfolio. Based upon management's review, the current reserve of $5.1 million is believed to be adequate based upon the inherent risk of loss in the loan and lease portfolios. Activity in the Company's reserve for loan and lease losses during the first nine months of 1999 and 1998 is illustrated in the table below.

ANALYSIS OF THE RESERVE FOR LOAN/LEASE LOSSES  (In thousands)
==========================================================================================
                                                    SEPTEMBER 30, 1999  SEPTEMBER 30, 1998
------------------------------------------------------------------------------------------
Average Loans and Leases Outstanding Year to Date        $ 416,719          $ 382,648
------------------------------------------------------------------------------------------
Beginning Balance                                            5,028              4,979
------------------------------------------------------------------------------------------
Provision for loan losses                                      299                778
     Loans charged off                                        (524)            (1,057)
     Loan recoveries                                           300                316
------------------------------------------------------------------------------------------
Net Charge-offs                                               (224)              (741)
------------------------------------------------------------------------------------------
Ending Balance                                           $   5,103          $   5,016
==========================================================================================

Annualized net charge-offs through the first nine months of 1999 amounted to 0.07% of average loans outstanding during the period. This ratio compares to 0.26% for the nine months ended September 30, 1998.

The level of nonperforming assets, as illustrated in the table below, reflects an improving trend from the prior year. Over 86% of nonperforming loans as of September 30, 1999 are secured by real estate, with 49% secured by 1-4 family residential properties.

NONPERFORMING ASSETS (In thousands)
==============================================================================================
                                                        SEPTEMBER 30, 1999  SEPTEMBER 30, 1998
----------------------------------------------------------------------------------------------
Nonaccrual loans                                              $   955           $ 1,787
Loans past due 90 days and accruing                                71                 0
Troubled debt restructuring not included above                      0                 0
----------------------------------------------------------------------------------------------
     Total nonperforming loans                                  1,026             1,787
----------------------------------------------------------------------------------------------
Other real estate, net of allowances                                0               124
==============================================================================================
     Total nonperforming assets                               $ 1,026           $ 1,911
==============================================================================================
Total nonperforming loans as a percent of total loans            0.24%             0.45%
Total nonperforming assets as a percentage of total assets       0.15%             0.29%
==============================================================================================

DEPOSITS AND OTHER LIABILITIES
Total deposits were $535.8 million on September 30, 1999, compared to $492.8 million on December 31, 1998. Core deposits, which include demand deposits, savings and money market accounts, and time deposits of less than $100,000 represent the primary funding source for the Company. As of September 30, 1999, core deposits of $430.2 million represented 67.1% of total liabilities. This compares to core deposits of $385.9 million, representing 63.4% of total liabilities on December 31, 1998.

The Company uses large time deposits, securities sold under repurchase agreements, Federal funds purchased, and other borrowings as additional funding sources. As of September 30, 1999, time deposits of $100,000 and over were $105.6 million, down slightly from $106.9 million at year end. Securities sold under agreements to repurchase and Federal funds purchased were $55.1 million on September 30, 1999, representing an decrease of approximately $4.9 million from December 31, 1998. Other borrowings, consisting of term borrowings from the Federal Home Loan Bank, were $40.1 million at September 30, 1999, compared to $45.0 million at year end 1998.

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

Cash and cash equivalents of $23.8 million (excluding a $10 million temporary clearing item) as of September 30, 1999, reflects a decline of $3.0 million from December 31, 1998. Short term investments consisting of debt securities due in one year or less declined from $21.6 million on December 31, 1998, to $15.4 million on September 30, 1999. Securities pledged to secure certain large deposits and securities sold under repurchase agreements were 85.5% of total securities as of September 30, 1999, compared to 84.1% as of December 31, 1998.

Additional liquidity is provided through the Trust Company's Federal Home Loan Bank (FHLB) membership. As of September 30, 1999, the Trust Company had approximately $62.1 million in unused borrowing capacity through established lines of credit with the FHLB. The Trust Company's equity investment in Tompkins Real Estate Holdings, Inc. of $212 million can be used to secure additional borrowings from the FHLB.

YEAR 2000 CONSIDERATIONS
The Company has been preparing for Year 2000 since 1997 and effective June 30, 1999, all significant systems had been tested and certified as Year 2000 ready. The Company uses purchased software products for all of its internal transaction processing applications; therefore, no significant internal programming was necessary to prepare these systems to handle transactions in the Year 2000. The majority of the Company's efforts in preparation for Year 2000 processing related to testing purchased and outsourced processing systems, as well as updating databases.

Management initiated a Year 2000 program, consistent with guidelines issued by the Federal Financial Institutions Examination Council (FFIEC), to prepare the Company's computer systems and software applications for the Year 2000.

The program included the following phases, all of which have been completed as of September 30, 1999:

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

The Company's September 30, 1999, one-year cumulative rate sensitivity gap was a negative 13% of total assets. This suggests earnings would benefit from a declining interest rate environment, and would be vulnerable to a rising interest rate environment. Management estimates that a 200 basis point rise in interest rates over a one year period would result in a 3% decline in net interest income, assuming no management actions to reposition the balance sheet in reaction to a changing rate environment. Management believes the current interest rate risk exposure is not material given the Company's current level of earnings and capital.

                                                 TOMPKINS COUNTY TRUSTCO, INC.
                                  AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS
-------------------------------------------------------------------------------------------------------------------------------
                                                                                   YTD                         YTD
                                                    QUARTER                      PERIOD                      PERIOD
                                                     ENDED                        ENDED                       ENDED
                                                     SEP-99                      SEP-99                      SEP-98
-------------------------------------------------------------------------------------------------------------------------------
                                           Average            Average   Average            Average  Average            Average
(DOLLAR AMOUNTS IN THOUSANDS)              Balance  Interest Yield/Rate Balance Interest Yield/Rate Balance Interest Yield/Rate
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
  Certificates of deposit with other banks $      0   $    0            $      0 $     0            $      0 $     0
  Securities (1)
    U.S. government securities              179,924    2,956     6.52%   179,029   8,753     6.54%   185,345   9,281      6.69%
    State and municipal (2)                  29,973      582     7.70%    32,896   1,918     7.80%    36,729   2,185      7.95%
    Other securities (2)                      7,562      154     8.08%     7,716     386     6.69%     5,634     292      6.93%
                                           -----------------------------------------------------------------------------------
    Total securities                        217,459    3,692     6.74%   219,641  11,057     6.73%   227,708  11,758      6.90%
  Federal funds sold                          4,099       66     6.39%     3,387     136     5.37%     3,779     156      5.52%
  Loans, net of unearned income (3)
     Residential real estate                188,359    3,538     7.45%   183,979  10,370     7.54%   164,288   9,792      7.97%
     Commercial real estate                  81,943    1,722     8.34%    78,157   4,944     8.46%    69,500   4,735      9.11%
     Commercial loans (2)                    79,365    1,920     9.60%    79,134   5,582     9.43%    77,905   5,642      9.68%
     Consumer loans                          61,851    1,557     9.99%    60,042   4,454     9.92%    58,645   4,638     10.57%
     Direct lease financing                  16,094      313     7.70%    15,407     906     7.86%    12,310     742      8.06%
                                           -----------------------------------------------------------------------------------
     Total loans, net of unearned income    427,612    9,050     8.40%   416,719  26,256     8.42%   382,648  25,549      8.93%
                                           -----------------------------------------------------------------------------------
          TOTAL INTEREST-EARNING ASSETS     649,170   12,808     7.83%   639,747  37,449     7.83%   614,135  37,463      8.16%
                                           -----------------------------------------------------------------------------------

Other assets                                 45,426                       45,801                      31,995
                                           --------                     --------                    --------
          TOTAL ASSETS                     $694,596                     $685,548                    $646,130
                                           --------                     --------                    --------

------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits
   Interest-bearing deposits
      Interest checking, savings,
          & money market                    223,129    1,434     2.55%   219,763   4,225     2.57%   213,429   4,413      2.76%
      Time Dep > $100,000                   101,186    1,326     5.20%   101,919   3,832     5.03%    97,110   4,050      5.58%
      Time Dep < $100,000                    90,176    1,090     4.80%    88,956   3,229     4.85%    87,077   3,369      5.17%
                                           -----------------------------------------------------------------------------------
      Total interest-bearing deposits       414,491    3,850     3.69%   410,638  11,286     3.67%   397,616  11,832      3.98%

Federal funds purchased & securities
    sold under agreements to repurchase      64,114      774     4.79%    61,651   2,188     4.75%    57,113   2,220      5.20%
Other borrowings                             44,885      569     5.03%    44,965   1,689     5.02%    35,009   1,451      5.54%
                                           -----------------------------------------------------------------------------------
   TOTAL INTEREST-BEARING LIABILITIES       523,490    5,193     3.94%   517,254  15,163     3.92%   489,738  15,503      4.23%

Noninterest bearing deposits                 96,939                       92,598                      88,244
Accrued expenses and other liabilities       11,363                       11,237                       8,883
                                           --------                     --------                    --------
     TOTAL LIABILITIES                      631,792                      621,089                     586,865

SHAREHOLDER'S EQUITY                         62,804                       64,459                      59,265
     TOTAL LIABILITIES AND
         SHAREHOLDER'S EQUITY              $694,596                     $685,548                    $646,130
                                           --------                     --------                    --------
Interest rate spread                                             3.89%                       3.91%                        3.92%
   Benefit from noninterest bearing
       liabilities and equity                                    0.76%                       0.75%                        0.86%
                                                      ---------------            ----------------            -----------------
Net interest income/margin on earning
  assets                                              $7,615     4.65%           $22,286     4.66%           $21,960      4.78%
==============================================================================================================================

(1) Average balances and yields exclude unrealized gains and losses on available-for-sale securities.
(2) Interest income includes the effects of taxable-equivalent adjustments using a blended Federal and State income tax rate of 40% to increase tax exempt interest income to a taxable-equivalent basis.
(3) Nonaccrual loans are included in the average interest-earning asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in the notes to the Company's 1998 Form 10-K.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 27 - Financial Data Schedule.

(b) On August 13, 1999, the Company filed a report on Form 8-K relating to the July 30, 1999, Agreement and Plan of Reorganization between Tompkins Trustco, Inc. and Letchworth Independent Bancshares Corporation, which provides for the acquisition by Tompkins of Letchworth, in a tax-free stock-for-stock exchange.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 15, 1999

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