Form 10-K
period 1999-12-31
TOMPKINS TRUSTCO INC
filed 2000-03-30
CIK 1005817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $150,944,950 on March 15, 2000, based on the closing sales price of the registrant's common stock, $.10 par value (the "Common Stock"), as reported on the American Stock Exchange, Inc. as of such date.

The number of shares of the registrant's Common Stock outstanding as of March 10, 2000, was 7,040,373 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement (the "Proxy Statement") filed with the Securities and Exchange Commission on March 30, 2000, in connection with the 2000 Annual Meeting of Stockholders, is incorporated herein by reference in Part III.

                      [This Page Intentionally Left Blank]


                                     TOMPKINS TRUSTCO, INC.
                                1999 ANNUAL REPORT ON FORM 10-K
                                       TABLE OF CONTENTS

PART I                                                                                 PAGE
Item 1.           Business of the Company                                                1
Item 2.           Properties                                                             4
Item 3.           Legal Proceedings                                                      6
Item 4.           Submission of Matters for a Vote by Securities Holders                 6

PART II
Item 5.           Market for Registrant's Common Equity and Related Securities           7
Item 6.           Selected Financial Data                                                7
Item 7.           Management Discussion and Analysis of Financial Condition
                  and Results of Operations                                              9
Item 7A.          Quantitative and Qualitative Disclosure About Market Risk             20
Item 8.           Financial Statements and Supplementary Data                           21
Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                              48

PART III
Item 10.          Directors and Executive Officers of the Registrant                    48
Item 11.          Executive Compensation                                                48
Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management                                                            48
Item 13.          Certain Relationships and Related Transactions                        48

PART IV
Item 14.          Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K                                                              49


                      [This Page Intentionally Left Blank]

PART I

ITEM 1.  BUSINESS OF THE COMPANY


GENERAL

Headquartered in Ithaca, New York, Tompkins Trustco, Inc. ("Tompkins" or "the Company") is the publicly traded parent company of Tompkins County Trust Company and The Bank of Castile, both of which are wholly-owned subsidiaries. Tompkins is also the parent company of The Mahopac National Bank, which is approximately 70 percent owned by the Company. The Trust Company, The Bank of Castile, and The Mahopac National Bank provide community banking services to their local market areas in New York State. Tompkins is registered as a multiple bank holding company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Tompkins was organized in 1995, under the laws of the State of New York, as a bank holding company for the Tompkins County Trust Company ("the Trust Company"), a commercial bank that has operated in the community of Ithaca, New York, and environs since 1836.

On December 31, 1999, Tompkins completed a merger with Letchworth Independent Bancshares ("Letchworth"), which was the parent company for The Bank of Castile (a wholly-owned subsidiary), and The Mahopac National Bank (approximately 70 percent owned by Letchworth). The merger was accounted for as a pooling-of-interests, and upon completing the merger, Letchworth was merged with and into Tompkins. All prior period financial information has been restated to present the combined financial condition and results of operations of both companies as if the merger had been in effect for all periods presented. Further details pertaining to the merger are presented in Note 2 to the consolidated financial statements, included herein.


NARRATIVE DESCRIPTION OF BUSINESS

Through its community bank subsidiaries, the Company provides traditional banking related services, which constitute the Company's only business segment. Banking services consist primarily of attracting deposits from the areas served by its banking offices and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans (including commercial loans collateralized by real estate), and leases, and providing trust and investment related services. The Company's principal expenses are interest on deposits, interest on borrowings, and operating and general administrative expenses, as well as provisions for loan losses. Funding sources, other than deposits, include borrowings, securities sold under agreements to repurchase, and cash flow from lending and investing activities.

The Company conducts trust and investment management services through the Trust and Investment Services Divisions of its banking subsidiaries. These Trust and Investment Services Divisions provide a full range of money management services, including investment management accounts, custody accounts, living trusts, life insurance trusts, stand-by trusts, retirement plans and rollovers, will trusts, estate settlement, and financial planning.

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

Information regarding the amortized cost and fair value of the securities portfolio for the years ended 1999 and 1998 is presented in Note 3 to the Company's consolidated financial statements. The amortized cost and fair value of the securities portfolio for the year ended 1997 is presented in the table below.



                                                                   AVAILABLE-FOR-SALE SECURITIES
------------------------------------------------------------------------------------------------------------
                                                                       GROSS           GROSS
                                                      AMORTIZED     UNREALIZED      UNREALIZED     FAIR
DECEMBER 31, 1997 (in thousands)                        COST           GAINS          LOSSES       VALUE
------------------------------------------------------------------------------------------------------------
  U.S. Treasury securities and obligations of
   U.S. Government agencies                           $150,072        $1,470          $226       $151,316
Obligations of states and political subdivisions         4,812           112             1          4,923
Mortgage-backed securities                              44,837           590            62         45,365

------------------------------------------------------------------------------------------------------------
Total debt securities                                  199,721         2,172           289        201,604
------------------------------------------------------------------------------------------------------------
Equity securities                                        8,983           428             0          9,411
------------------------------------------------------------------------------------------------------------
                                                      $208,704        $2,600          $289       $211,015
============================================================================================================





Available-for-sale securities include $4,431,000 in equity securities, which are carried at amortized cost since fair values are not readily determinable. This figure includes $3,227,000 of Federal Home Loan Bank Stock.


                                                                    HELD-TO-MATURITY SECURITIES

----------------------------------------------------------------------------------------------------------
                                                                       GROSS          GROSS
                                                      AMORTIZED     UNREALIZED     UNREALIZED      FAIR
DECEMBER 31, 1997 (in thousands)                        COST           GAINS         LOSSES        VALUE
----------------------------------------------------------------------------------------------------------

U.S. Treasury securities and obligations of
  U.S. Government agencies                             $11,958        $  211          $  1        $12,168
Obligations of states and political subdivisions        61,872         1,867             4         63,735
Mortgage-backed securities                               6,190            35             5          6,220
----------------------------------------------------------------------------------------------------------
Total debt securities                                  $80,020        $2,113           $10        $82,123
==========================================================================================================



COMPETITION

The Company's subsidiary banks operate 29 offices, including 27 full-service branches, serving communities in upstate New York. The Trust Company operates 11 full-service banking offices in the counties of Tompkins and Schuyler. The Bank of Castile conducts its operations through its 12 branch offices in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. The Bank of Castile branch locations include its recently opened branch office in Monroe County. The Mahopac National Bank is located in Putnam County, and operated 3 full-service branches in that county as of December 31, 1999. A fourth office located in Brewster, New York, opened in February 2000. Deposits of all three banks are insured by the Federal Deposit Insurance Corporation.

Competition for commercial banking and trust and investment services is strong in the Company's upstate New York market areas. Deregulation of the banking industry has created a highly competitive environment for commercial banking services. Increased competition has resulted in a decreasing number of community banks, and increased competition from regional and national financial service providers. In one or more aspects of its business, the Company competes with other commercial banks, savings institutions, credit unions, mortgage bankers and brokers, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Many of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits, and may offer certain services the Company does not currently provide. In addition, many non-bank competitors, such as credit unions, are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Management believes the Letchworth acquisition will provide increased capacity for growth, and greater capital resources necessary to make investments in technology and services that will improve the Company's ability to compete.

Since the locations of The Mahopac National Bank and The Bank of Castile are not immediately adjacent to markets served by the Trust Company, the merger provides Tompkins with enhanced growth opportunities with relatively little disruption to the core strategy or operation of the Trust Company. The Company intends to continue to operate the subsidiaries as three locally managed community banks. Community banking is a business understood by management of the Company, and is a core strength that will continue to be emphasized. The acquisition provides Tompkins with new areas to market products and services, thereby offering significant opportunities for growth.

The area served by the Trust Company consists primarily of Tompkins County, with an estimated population of 97,000 people. Education plays a significant role in the local economy with Cornell University and Ithaca College being two of the county's major employers. Current economic trends include low unemployment and moderate growth. The Bank of Castile serves a four-county market that is primarily rural in nature. The recent opening of a branch office in Chili, New York, will provide increased access to the suburban Rochester, New York, market. Excluding Monroe County, which includes Rochester, the population of counties served by The Bank of Castile is approximately 171,000. Economic growth has been relatively flat in The Bank of Castile's market area, although the significant population base of the suburban Rochester market (in excess of 700,000 people), provides significant opportunities for growth. The primary market area for The Mahopac National Bank is Putnam County, New York, with a population of approximately 93,000. Putnam County is about 60 miles north of Manhattan, and is the fastest growing county in New York State.


REGULATION

As a registered bank holding company, the Company is subject to examination and comprehensive regulation by the Federal Reserve Board (FRB). The Company's subsidiary banks are subject to examination and comprehensive regulation by various regulatory authorities, including the Federal Deposit Insurance Corporation (FDIC), the Office of the Comptroller of the Currency (OCC), and the New York State Banking Department (NYSBD). Each of these agencies issues regulations and requires the filing of reports describing the activities and financial condition of the entities under its jurisdiction. Likewise, such agencies conduct examinations on a recurring basis to evaluate the safety and soundness of the institutions, and to test compliance with various regulatory requirements, including: consumer protection, fair lending, the Community Reinvestment Act, sales of non-deposit investments, electronic data processing, and trust department activities.

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

The FRB, the FDIC, and the OCC have promulgated capital adequacy guidelines that are considered by the agencies in examining and supervising a bank or bank holding company; and in analyzing any applications a bank or bank holding company may submit to the appropriate agency. In addition, for supervisory purposes, the agencies have promulgated regulations establishing five categories of capitalization, ranging from well capitalized to critically undercapitalized, depending upon the level of capitalization and other factors. Currently, the Company and its subsidiary banks maintain leverage and risk-based capital ratios above the required levels and are considered well capitalized under the applicable regulations. A comparison of the Company's capital ratios and the various regulatory requirements is included in Note 17 of the Company's consolidated financial statements.

All deposit accounts of the Company's subsidiary banks are insured by the Bank Insurance Fund (BIF), generally in amounts up to $100,000 per depositor. The FDIC has the power to terminate a bank's insured status or to temporarily suspend it under special conditions. Deposit insurance coverage is maintained by payment of premiums assessed to banks insured by the BIF. Based on capital strength and a favorable FDIC risk classification, the subsidiary banks are not currently subject to BIF insurance assessments. Beginning in January 1997, all BIF insured banks are subject to special assessments to repay Financing Corporation (FICO) bonds, which were used to repay depositors of failed Savings and Loan Associations after the former Federal Savings and Loan Insurance Fund became insolvent.


EMPLOYEES

At December 31, 1999, the Company employed 494 employees, approximately 98 of whom were part-time. No employees are covered by a collective bargaining agreement and the Company believes its employee relations are excellent.


ITEM 2.  PROPERTIES


The following table provides information relating to the Company's facilities:


 LOCATION                FACILITY TYPE                             SQUARE FEET       OWNED/LEASED*

 The Commons             Trust Company                                23,900             Owned
 Ithaca, NY              Main Office

 119 E. Seneca Street    Trust Company                                18,550             Owned
 Ithaca, NY              Trust and Investment Services

 121 E. Seneca Street    Administration                               18,900             Owned
 Ithaca, NY

 Rothschilds Building    Operations and Data Processing               20,500             Leased
 The Commons, Ithaca,
 NY

 Central Avenue          Trust Company                                  400              Leased
 Cornell University,     Cornell Campus Branch Office
 Ithaca, NY

 905 Hanshaw Road        Trust Company                                  790              Leased
 Ithaca, NY              Community Corners Branch Office

 139 N. Street           Trust Company                                 2,250             Owned
 Extension               Dryden Branch Office
 Dryden, NY

 1020 Ellis Hollow Road  Trust Company                                  650              Leased
 Ithaca, NY              East Hill Plaza Branch

 775 S. Meadow Street    Trust Company                                 2,280             Owned
 Ithaca, NY              Plaza Branch Office

 Pyramid Mall            Trust Company                                  610              Leased
 Ithaca, NY              Pyramid Mall Office

 116 E. Seneca Street    Trust Company                                  775              Owned
 Ithaca, NY              Seneca Street Drive-in

 2251 N. Triphammer      Trust Company                                 3,000             Leased
 Road                    Triphammer Road Branch Office
 Ithaca, NY

 2 W. Main Street        Trust Company                                 2,720             Owned
 Trumansburg, NY         Trumansburg Branch Office

 701 W. Seneca Street    Trust Company                                 2,150             Owned
 Ithaca, NY              West End Branch Office

 2230 N. Triphammer      Trust Company                                  204              Leased
 Road                    Kendal Branch Office
 Ithaca, NY              (Part-time office)

 100 Main Street         Trust Company                                 3,115             Owned
 Odessa, NY              Odessa Branch Office

 50 N. Main Street       The Bank of Castile                          6,662              Owned
 Castile, NY             Main Office




LOCATION               FACILITY TYPE                              SQUARE FEET       OWNED/LEASED*

 604 W. Main Street     The Bank of Castile                             4,662             Owned
 Arcade, NY             Arcade Branch Office

 263 E. Main Street     The Bank of Castile                             3,303             Owned
 Avon, NY               Avon, NY

 408 E. Main Street     The Bank of Castile                             3,496             Owned
 Batavia, NY            Batavia Branch Office

 3155 State Street      The Bank of Castile                             4,680             Owned
 Caledonia, NY          Caledonia Branch Office

 3252 Chili Avenue      The Bank of Castile                             4,000             Owned
 Chili, NY              Chili Branch Office

 1 Main Street          The Bank of Castile                             1,448             Owned
 Gainesville, NY        Gainesville Branch Office

 11 South Street        The Bank of Castile                             9,700             Owned
 Geneseo, NY            Geneseo Branch Office

 29 Main Street         The Bank of Castile                             3,084              Owned
 LeRoy, NY              LeRoy Branch Office

 102 N. Center Street   The Bank of Castile                             4,702             Owned
 Perry, NY              Perry Branch Office

 2727 Genesee Street    The Bank of Castile                             2,220             Leased
 Retsof, NY             Retsof Branch Office

 445 N. Main Street     The Bank of Castile                             2,798              Owned
 Warsaw, NY             Warsaw Branch Office

 129 N. Center Street   The Bank of Castile                            11,138             Owned
 Perry, NY              Processing Center **

 630 Route 6            The Mahopac National Bank                       2,800             Owned
 Mahopac, NY            Mahopac Office

 591 Route 6N           The Mahopac National Bank                       3,000             Owned
 Mahopac Falls, NY      Red Mills Office

 21 Peekskill Hollow RoaThe Mahopac National Bank                      17,950             Owned
 Putnam Valley, NY      Putnam Valley Branch Office

 925 S. Lake Boulevard  The Mahopac National Bank                       3,460             Owned
 Mahopac, NY            Loan Center

 1441 Route 22          The Mahopac National Bank                      34,000              Owned
 Brewster, NY           Brewster Office ***


----------------------------
* Lease terminations for the Company's leased properties range from 2000 through 2042.

** Office includes two parcels of land that are being leased through 2004, and 2090, respectively.

*** Branch office opened in February 2000.


Management believes the current facilities are suitable for their present and intended purposes. The Bank of Castile submitted an application with the New York State Banking Department in February 2000, seeking approval to open a branch office in Medina, New York.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in legal proceedings in the normal course of business, none of which are expected to have a material adverse impact on the financial condition or operations of the Company.



ITEM 4.  SUBMISSION OF MATTERS FOR A VOTE BY SECURITIES HOLDERS


On December 20, 1999, Tompkins held a special meeting of shareholders to consider and vote on a proposal to approve and adopt the Agreement and Plan of Reorganization, dated July 30, 1999, by and between Tompkins and Letchworth. The agreement provided for the merger of Letchworth with and into Tompkins, and for each share of common stock of Letchworth, par value $1.00 per share, to be converted into and exchangeable for 0.685 shares of the common stock of Tompkins, par value $0.10 per share, plus cash in lieu of any fractional share interest. The proposal also provided for the issuance of the required number of shares of Tompkins common stock to be exchanged for Letchworth common stock, as contemplated in the agreement.

The proposal was approved by the Tompkins shareholders, with shares voted as follows: 3,881,063 FOR; 17,887 AGAINST; and 25,968 ABSTAINED. Shares voted represented 82 percent of the 4,759,103 shares eligible to vote.

A special meeting of Letchworth shareholders was also held on December 20, 1999, to approve the same Agreement and Plan of Reorganization, dated July 30, 1999. The proposal was approved by the Letchworth shareholders, with shares voted as follows: 2,729,417 FOR; 4,824 AGAINST; and 6,525 ABSTAINED. Shares voted represented 81 percent of the 3,376,408 shares eligible to vote.

PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITIES


                                                               MARKET PRICE**            CASH
MARKET PRICE & DIVIDEND INFORMATION                          HIGH           LOW     DIVIDENDS PAID**
----------------------------------------------------------------------------------------------------
See Notes 1, 2, and 3 below:

1998              1st Quarter                              $34.00        $28.50             $.21
                  2nd Quarter                               38.75         33.38              .22
                  3rd Quarter                               40.75         32.00              .23
                  4th Quarter                               34.75         30.75              .25

1999              1st Quarter                              $35.88        $33.75             $.25
                  2nd Quarter                               34.25         31.75              .25
                  3rd Quarter                               35.50         30.69              .26
                  4th Quarter                               31.50         28.25              .27


Note 1 - The range of reported high and low transaction prices reflects inter-dealer prices without retail markup, mark down or commission, and represents actual transactions as quoted on the American Stock Exchange. As of March 10, 2000, there were approximately 2,122 shareholders of record.

Note 2 - All share and per share information has been adjusted for the stock splits effected in the form of a dividend.

Note 3 - Dividends on Tompkins Trustco, Inc. common stock were paid on the 15th day of March, June, September, and December of each year.



ITEM 6.  SELECTED FINANCIAL DATA


                                                                          YEAR ENDED DECEMBER 31
(dollar amounts in thousands except per share data)    1999         1998        1997         1996              1995
---------------------------------------------------------------------------------------------------------------------
Assets                                             $1,188,679    $954,705     $886,846    $836,397          $770,486
Deposits                                              974,239     733,644      693,905     635,649           574,706
Other borrowings                                       42,012      48,973       34,817      23,150            15,507
Shareholders' equity                                   96,624      97,652       89,003      78,419            77,916
Interest income                                        77,617      69,729       66,265      61,427            58,082
Interest expense                                       30,551      29,371       28,235      25,359            24,137
Net interest income                                    47,066      40,358       38,030      36,068            33,945
Provision for loan/lease losses                           944       1,539        1,436       1,493             1,075
Net securities gains (losses)                            (59)         (12)        (48)          13                 0
Net income                                             15,200      14,502       12,992      12,049            11,375
Basic earnings per share                                 2.15        2.05         1.91        1.70              1.60
Diluted earnings per share                               2.12        2.01         1.84        1.66              1.57
Basic earnings per share-operating*                      2.39        2.07         1.93        1.72              1.60
Diluted earnings per share-operating*                    2.36        2.03         1.86        1.67              1.57
Cash dividends per share**                               1.03        0.91         0.82        0.73              0.66
Return on average assets                                 1.41%       1.57%        1.51%       1.50%             1.52%
Return on average equity                                15.46%      16.09%       15.95%      15.29%            15.67%
Return on average assets-operating*                      1.57%       1.59%        1.52%       1.52%             1.52%
Return on average equity-operating*                     16.91%      16.22%       16.10%      15.41%            15.67%
Shareholders' equity to average assets                   8.97%      10.60%       10.32%       9.79%            10.44%
Dividend payout ratio                                   40.52%      37.92%       36.68%      36.65%            35.08%
(actual numerical count)
----------------------------------------------------------------------------------------------------------------------
Employees (average full-time equivalent)                  442         365          361         356               347
Shareholders of record                                  2,070       1,773        1,683       1,728             1,702
Full-service banking offices                               26          22           22          21                20
Bank access centers (ATMs)                                 36          33           32          30                30
======================================================================================================================


* Uses net income before amortization of intangible assets and one-time merger-related expenses, net of applicable tax benefit.

** Cash dividends per share and stock price reflect historical information for Tompkins Trustco, Inc.

                      [This Page Intentionally Left Blank]

>



ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Tompkins Trustco, Inc. or ("Tompkins" or "the Company") was organized in 1995, as the parent company of Tompkins County Trust Company (the "Trust Company"), which traces its charter back to 1836. On December 31, 1999, the Company completed a merger with Letchworth Independent Bancshares Corporation ("Letchworth"), at which time Letchworth was merged with and into Tompkins. Upon completion of the merger, Letchworth's two subsidiary banks, The Bank of Castile and The Mahopac National Bank, became subsidiaries of Tompkins. The Trust Company and The Bank of Castile are wholly-owned subsidiaries, and The Mahopac National Bank is approximately 70 percent owned by the Company.


The merger with Letchworth was accounted for as a pooling-of-interests, and accordingly all prior period financial information has been restated to present the combined financial condition and results of operations of both companies as if the merger had been in effect for all periods presented. On June 4, 1999, Letchworth acquired 70.17 percent of the outstanding common stock of The Mahopac National Bank in a cash transaction, accounted for as a purchase. Accordingly, the 1999 consolidated financial information in this annual report includes the results of operations of The Mahopac National Bank for the seven-month period ending December 31, 1999. The 29.83 percent interest in The Mahopac National Bank, which is not owned by Tompkins, is shown as a minority interest in consolidated subsidiaries on the 1999 consolidated statement of condition. Further details pertaining to the merger with Letchworth are presented in Note 2 to the consolidated financial statements included herein.


Tompkins has assumed an option to acquire the remaining outstanding shares of The Mahopac National Bank from the minority shareholders, at 90 percent of their fair value. The option becomes exercisable in December 2000, if the Company's shares in The Mahopac National Bank have not been acquired by the minority shareholders at 90 percent of their fair value. Management anticipates that Tompkins will be able to exercise its option in 2000, at which time The Mahopac National Bank will become a wholly-owned subsidiary of the Company.


Since the merger with Letchworth was completed on December 31, 1999, operating results for 1999 reflect no cost savings or revenue enhancements resulting from the merger. Management anticipates that certain cost savings and revenue enhancement opportunities will be realized beginning in the second quarter of 2000. Additionally, two branch office openings--the Chili Office of The Bank of Castile (opened in the fourth quarter of 1999), and the Brewster Office of The Mahopac National Bank (opened in the first quarter of 2000)--are expected to contribute positively to the Company's earnings beginning in the second half of 2000.


The following analysis is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of the Company and its operating subsidiaries for the periods shown. For a full understanding of this analysis, it should be read in conjunction with the consolidated financial statements and notes thereto.


FORWARD-LOOKING STATEMENTS

This report may include forward-looking statements with respect to revenue sources, growth, market risk, and corporate objectives. The Company assumes no duty, and specifically disclaims any obligation, to update forward-looking statements, and cautions that these statements are subject to numerous assumptions, risk, and uncertainties, all of which could change over time. Actual results could differ materially from forward-looking statements.


RESULTS OF OPERATIONS

Net income before amortization of intangible assets and one-time merger-related expenses (operating earnings) increased 15.5 percent in 1999, reflecting strength in the core business strategies of the Company's community banking subsidiaries. Net income for 1999 was $15.2 million, or $2.15 per basic share; increasing from $14.5 million, or $2.05 per basic share in 1998; and $13.0 million, or $1.91 per basic share in 1997. The Company has diversified revenue sources, which consist of net interest income generated from the loan and securities portfolios, trust and investment services income, and other service charges and fees for providing banking and related financial services. For the year ended December 31, 1999, total other income increased 21.0 percent over 1998, and represented 19.4 percent of total tax-equivalent revenue. Tax-equivalent net interest income for 1999 was $49.1 million, reflecting growth of 16.0 percent over 1998.


Return on average shareholders' equity was 15.46 percent in 1999, compared to
16.09 percent in 1998, and 15.95 percent in 1997. Return on average shareholders' equity declined slightly in 1999 as a result of one-time merger-related expenses. Operating return on equity (using net income before amortization of intangible assets and one-time merger-related expenses) improved to 16.91 percent in 1999, compared to 16.22 percent and 16.10 percent in 1998 and 1997, respectively. Return on average assets of 1.41 percent in 1999 also includes the negative effects of one-time merger-related expenses, declining from 1.57 percent in 1998, and 1.52 percent in 1997. Operating return on average assets was 1.57 percent in 1999, 1.59 percent in 1998, and 1.52 percent in 1997.

>






TABLE 1 - AVERAGE STATEMENTS OF CONDITION AND NET INTEREST ANALYSIS


                                                                              DECEMBER 31
------------------------------------------------------------------------------------------------------------------------------------
                                                   1999                          1998                           1997
------------------------------------------------------------------------------------------------------------------------------------

                                        AVERAGE             AVERAGE    AVERAGE            AVERAGE    AVERAGE            AVERAGE
(dollar amounts in thousands)           BALANCE  INTEREST  YIELD/RATE  BALANCE INTEREST YIELD/RATE   BALANCE  INTERESTYIELD/RATE
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
     Securities (1)
         U.S. Government securities     $210,598   $13,751     6.53%  $204,357   $13,545    6.63%  $203,245   $13,663     6.72%
         State and municipal (2)          75,531     5,463     7.23%    67,613     5,222    7.72%    63,858     5,039     7.89%
         Other securities (2)             24,858     1,580     6.36%    26,455     1,657    6.26%    24,187     1,551     6.41%
--------------------------------------------------------------------------------------------------------------------------------
         Total securities                310,987    20,794     6.69%   298,425    20,424    6.84%   291,290    20,253     6.95%
     Federal funds sold                   17,717       980     5.53%    12,018       632    5.26%    10,132       549     5.42%
     Loans, net of unearned income (3)
          Residential real estate        274,321    21,049     7.67%   216,479    17,422    8.05%   197,177    16,271     8.25%
          Commercial real estate         138,882    12,464     8.97%   107,204    10,164    9.48%    89,289     8,539     9.56%
          Commercial loans (2)           122,288    11,855     9.69%   113,595    11,263    9.92%   113,197    10,979     9.70%
          Consumer and other             123,655    11,233     9.08%   109,442    10,784    9.85%   100,116    10,568    10.56%
          Lease financing                 15,602     1,249     8.01%    12,438     1,002    8.06%    12,210       994     8.14%
--------------------------------------------------------------------------------------------------------------------------------
          Total loans, net of
            unearned income              674,748    57,850     8.57%   559,158    50,635    9.06%   511,989    47,351     9.25%
--------------------------------------------------------------------------------------------------------------------------------
          Total interest-earning       1,003,452    79,624     7.94%   869,601    71,691    8.24%   813,411    68,153     8.38%
           assets

--------------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                74,122                        51,587                       48,686
          Total assets                $1,077,574                      $921,188                     $862,097
================================================================================================================================

LIABILITIES & SHAREHOLDERS' EQUITY
Deposits:
     Interest-bearing deposits
          Interest checking,
            savings, and money market   $361,115    $8,436     2.34%  $294,188    $7,459    2.54%  $278,822    $7,279     2.61%
          Time Dep > $100,000            149,124     7,565     5.07%   125,329     6,905    5.51%   107,032     6,066     5.67%
          Time Dep < $100,000            186,603     9,206     4.93%   174,853     9,395    5.37%   170,900     8,976     5.25%
--------------------------------------------------------------------------------------------------------------------------------
          Total interest-bearing         696,842    25,207     3.62%   594,370    23,759    4.00%   556,754    22,321     4.01%
            deposits
Federal funds purchased and
    securities sold under
    agreements to repurchase              60,662     2,852     4.70%    60,391     3,110    5.15%    82,075     4,340     5.29%
Other borrowings                          49,966     2,492     4.99%    44,444     2,502    5.63%    26,029     1,574     6.05%
--------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities
      Liabilities                        807,470    30,551     3.78%   699,205    29,371    4.20%   664,858    28,235     4.25%
--------------------------------------------------------------------------------------------------------------------------------
Non-interest bearing deposits            154,803                       120,036                      105,659
Accrued expenses and other                15,555                        11,487                       10,109
   liabilities

--------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                    977,828                       830,728                      780,626
Minority Interest                          1,404                           324                            0
Shareholders' equity                      98,342                        90,136                       81,471
--------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and

       shareholders' equity           $1,077,574                      $921,188                     $862,097
================================================================================================================================
Interest rate spread                                           4.16%                        4.04%                         4.13%
--------------------------------------------------------------------------------------------------------------------------------
Net interest income/margin
        on earning assets                          $49,073     4.89%             $42,320    4.87%             $39,918     4.91%
--------------------------------------------------------------------------------------------------------------------------------


(1) Average balances and yields on available-for-sale securities are based on amortized cost.

(2) Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and federal effective income tax rate of 40 percent in 1999, and 41 percent in 1998 and 1997, to increase tax-exempt interest income to a taxable equivalent basis.

(3) Nonaccrual loans are included in the average loan totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in
     Note 1 of the consolidated financial statements.

NET INTEREST INCOME

Table 1 illustrates the trend in average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. The Company continues to focus on earning asset growth to improve net interest income, as the competitive environment for loans and deposits, combined with local and national economic conditions, continues to put downward pressure on net interest margins. The Company's average earning assets grew by 15.4 percent in 1999, following growth of 6.9 percent in 1998. The increase in earning assets resulted in tax-equivalent net interest income growth of $6.8 million in 1999, and $2.4 million in 1998. The Company's 1999 net interest income benefited from the acquisition of The Mahopac National Bank in June 1999, which added $91.3 million in average loans and $134.3 million in average core deposits (total deposits, less time deposits of $100,000 or more). The favorable mix of high quality earning assets and low cost funding helped improve the Company's net interest margin to 4.89 percent in 1999, from 4.87 percent in 1998.

Interest rates generally trended upward in 1999, although average interest rates for 1999 were generally lower than in 1998. As a result, declines were noted in both the yields on earning assets and in the cost of interest-bearing liabilities. Net interest margin was helped by an improved mix of earning assets and interest-bearing liabilities. Average loans for 1999 increased to 67.2 percent of average earning assets, compared to 64.3 percent in 1998, while average core deposits improved to 52.3 percent of average interest-bearing liabilities, compared to 50.5 percent in 1998.

Changes in net interest income occur from a combination of changes in the volume of interest-earning assets and interest-bearing liabilities, and the rate of interest earned or paid on them. Table 2 illustrates changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of the change.

The $6.8 million increase in tax-equivalent net interest income from 1998 to 1999 included a $7.9 million increase in interest income, which was partially offset by a $1.2 million increase in interest expense. An increased volume of earning assets resulted in a $7.2 million increase in net interest income between 1998 and 1999, while lower average interest rates had a greater dollar impact on earning assets during the period than on interest-bearing liabilities, causing a $492,000 reduction in net interest income. Between 1997 and 1998, net interest income increased by $2.4 million, with a $3.5 million increase in interest income offset by a $1.1 million increase in interest expense. An increased volume of earning assets contributed $3.3 million to the increase in net interest income, which was offset by a $930,000 decline in net interest income due to an unfavorable rate variance.

TABLE 2 - ANALYSIS OF CHANGES IN NET INTEREST INCOME


 (dollar amounts in thousands)(taxable equivalent)1999 VS. 1998                                       1998 VS. 1997
------------------------------------------------------------------------------------------------------------------------------------
                                            INCREASE (DECREASE) DUE                              INCREASE (DECREASE) DUE
                                             TO CHANGE IN AVERAGE                                 TO CHANGE IN AVERAGE
                                  VOLUME              RATE            TOTAL            VOLUME             RATE             TOTAL
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:

Federal funds sold              $    314         $     34          $   348           $   100         $    (17)          $    83
Investments:
   Taxable                           299             (183)             116               173             (193)             (20)
   Tax-exempt                        595             (341)             254               335             (144)              191
Loans, net:
   Taxable                         9,770           (2,573)           7,197             4,261             (976)            3,285
   Tax-exempt                         22               (4)              18                (2)               1                (1)
------------------------------------------------------------------------------------------------------------------------------------
Total interest income            $11,000          $(3,067)          $7,933            $4,867          $(1,329)           $3,538
------------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest bearing deposits:

   Interest checking,
      savings, and money market    1,600             (623)             977              384              (204)              180
   Time                            1,849           (1,378)             471             1,225               33             1,258
   Federal funds purchased
      and securities sold under

      agreements to repurchase        14             (272)            (258)           (1,118)            (112)           (1,230)
Other borrowings                     292             (302)             (10)            1,044             (116)              928
-------------------------------------------------------------------------------------------------------------------
   Total interest expense         $3,755          $(2,575)          $1,180            $1,535            $(399)           $1,136
-------------------------------------------------------------------------------------------------------------------
   Net interest income            $7,245            $(492)          $6,753            $3,332            $(930)           $2,402
===================================================================================================================

Notes: See notes to Table 1.


PROVISION FOR LOAN/LEASE LOSSES

The provision for loan/lease losses represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses at an adequate level. The provision for loan/lease losses declined to $944,000 in 1999, from $1.5 million in 1998, and $1.4 million in 1997. The lower provision in 1999 is reflective of the generally high quality of the Company's loan portfolio, as evidenced by the low level of nonperforming loans, and a declining trend in net charge-offs. Nonperforming loans and leases were $3.2 million at December 31, 1999, representing a modest 0.42 percent of total loans and leases outstanding at year-end. Nonperforming loans and leases at year-end 1998 were $2.6 million, or 0.44 percent of total loans and leases. Net charge-offs of $632,000 in 1999 represented 0.09 percent of average loans and leases outstanding during the year, compared to net charge-offs of $1.1 million in 1998, representing 0.20 percent of average loans and leases.


OTHER INCOME

Management considers growth in noninterest income an important strategic focus for the Company. Although net interest income remains a key revenue source for the Company, competitive, regulatory, and economic conditions have led management to focus increasingly on other income opportunities as a source for long-term revenue growth. The success of this strategy is evident, as other income grew 21 percent in 1999 to $11.8 million, following growth of 19.3 percent in 1998. Other income, excluding sales of securities, has increased steadily as a percentage of average assets from 0.95 percent in 1997, to 1.06 percent in 1998, to 1.10 percent in 1999. Of the $2.1 million increase in other income from 1998 to 1999, $587,000 is attributable other income of The Mahopac National Bank, which has been included for the seven months ended December 31, 1999.

Income from trust and investment services remains the largest source of other income. The Trust and Investment Services Division generates fee income through managing investments or providing custody services for individuals, businesses, personal trusts, estates, and employee benefits plans. Trust and investment services income of $4.1 million in 1999 represents an 8.1 percent increase over the $3.8 million reported in 1998. Trust and investment services income grew by
20.6 percent from 1997 to 1998. Increased fee income is attributable to the continued growth in assets managed by, or in the custody of, the Trust and Investment Services Division. Total assets managed by, or in the custody of, the division had a market value of $1.1 billion at December 31, 1999, compared to $952.9 million at December 31, 1998, and $838.8 million at December 31, 1997.

The Trust and Investment Services Division is expected to remain important to future revenue growth of the Company. Trust and investment services are primarily provided to customers in the Trust Company's market area of Tompkins County and surrounding areas, although the division currently manages assets for clients in more than 40 states. In 1997, the Company expanded the reach of the Trust and Investment Services Division by offering trust and investment services through a "Trust Alliance" program, through which the Company provides servicing and administrative support to trust departments of other banks. The first bank to participate in this Trust Alliance program was The Bank of Castile, which became a subsidiary of the Company upon the completion of the merger with Letchworth. The Company has formed Trust Alliances with two additional non-affiliated community banks, which have assets under management totaling $37.1 million at December 31, 1999.

Card services, included in other service charges on the consolidated statements of income, has been another growth area for the Company, as technology has created opportunities to provide customers with new products to better serve their needs. Card services products include traditional credit cards, purchasing cards, debit cards, and merchant card processing. Fee income associated with card services increased 56.7 percent to $1.7 million in 1999, compared to $1.1 million in 1998.

The Company continues to invest in technology to meet consumer demands for more convenient banking services. The Trust Company and The Mahopac National Bank currently offer Internet banking products. In the second quarter of 2000, the Trust Company will be introducing an improved Internet banking product for individuals and businesses. The Bank of Castile is expected to begin offering Internet banking by the end of 2000. Through the Trust Company, the Company has invested significant resources in developing fee income producing products and services. Many of these products and services can be offered to customers of The Bank of Castile and The Mahopac National Bank, thereby expanding the customer base for these products. Through this expanded customer base, the Company anticipates continued growth from noninterest related sources.

Other income includes a $723,000 increase in cash surrender value of corporate owned life insurance, up from $66,000 in 1998, and $38,000 in 1997. This income is exempt from taxes. The corporate owned life insurance was purchased primarily in the third and fourth quarters of 1998, and relates to life insurance provided to certain senior officers. Increases in the cash surrender value of the insurance are reflected as other operating income, and the related mortality expense is recognized as an other operating expense. Although income associated with the insurance policies is not included in interest income, increases in the cash surrender value produced a tax-adjusted return of approximately 8.1 percent in 1999.

OTHER EXPENSE

The Company's 1999 other expense increased 27.8 percent, over 1998, to $34.3 million. Operating expense, which excludes amortization of intangible assets and one-time merger expense increased 20.9 percent. The $5.6 million increase in operating expense includes $3.5 million of expenses attributable to The Mahopac National Bank, which has been included for the seven months ended December 31, 1999. The Company's efficiency ratio (operating expense divided by tax-equivalent net interest income and other income before securities gains and losses) was 52.62 percent in 1999, compared to 50.91 percent in 1998 and 51.48 percent in 1997. The ratio increased slightly in 1999 due to increased expenses associated with the opening of the Chili Office of The Bank of Castile and the Brewster Office of The Mahopac National Bank. In addition, The Bank of Castile and The Mahopac National Bank incurred a combined $270,000 in professional fees and other expenses associated with the formation of subsidiary real estate investment trusts.

Personnel-related expenses comprise the largest segment of other expense, representing approximately 57.8 percent of operating expense in 1999, compared to approximately 56.6 percent in 1998. Total personnel-related expenses increased by $3.5 million in 1999, to $18.6 million. The increase includes $2.1 million associated with the acquisition of The Mahopac National Bank. Although the Company does not anticipate significant personnel reductions as a result of the merger, certain operational changes are expected to result in more efficient personnel utilization.

Expense for premises, furniture, and fixtures increased from $3.8 million, to $4.1 million, including a $189,000 increase associated with The Mahopac National Bank acquisition. The opening of the two additional branches will result in increased occupancy expenses in 2000.

Intangible asset expense for 1999 includes $530,000 of amortization expense related to core deposit intangible assets and approximately $157,000 of amortization expense related to goodwill. Included in the 1999 intangible amortization expense is $447,000 of expense related to The Mahopac National Bank acquisition. Goodwill of $2.5 million resulting from The Mahopac National Bank acquisition is being amortized over a twenty year period. A core deposit intangible asset of $3.5 million resulting from The Mahopac National Bank transaction is being amortized over ten years.

Merger-related expenses of $1.5 million are primarily related to investment banking services and other professional services associated with the Letchworth merger.

Other expenses included, among other things, fees paid for marketing services, postage and courier services, telephone expense, donations, software maintenance and amortization, and card services related expense. The $1.7 million increase in other expense from 1998 to 1999 included $1.1 million associated with The Mahopac National Bank acquisition.


MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES

Minority interest expense represents the portion of net income in consolidated majority-owned subsidiaries that is attributable to the minority owners of the subsidiary. Minority interest expense for 1999 includes $403,000 related to the minority owners of The Mahopac National Bank, and $155,000 related to the minority interest in the Tompkins Real Estate Holdings, Inc, which is approximately 99 percent owned by the Trust Company.


INCOME TAX EXPENSE

The provision for income taxes provides for federal and New York State income taxes. The 1999 provision was $7.8 million, compared to $7.2 million in 1998, and $6.8 million in 1997. The increasing trend is primarily due to increased levels of taxable income. The effective tax rate for 1999 was 34.1 percent, compared to 33.3 percent in 1998, and 34.2 percent in 1997.

FINANCIAL CONDITION

During 1999, total assets grew by 24.5 percent to $1.2 billion, compared to $955 million at December 31, 1998. Asset growth included $158 million in assets from The Mahopac National Bank acquisition in June 1999, and $6.0 million of intangible assets created in the acquisition. Assets acquired from The Mahopac National Bank included approximately $18.8 million in cash and cash equivalents, $39.4 million in securities, $89.8 million in net loans, and $10 million in other assets.

Table 3 provides a comparison of average and year-end balances of selected balance sheet categories over the past three years, and the change in those balances between 1998 and 1999. Earning asset growth in 1999 consisted of a $163.1 million increase in loans, and a $53.6 million increase in securities. Asset growth was funded primarily with core deposits, which increased by $199.4 million, including $134.3 million in core deposits acquired in The Mahopac National Bank acquisition.

TABLE 3 - BALANCE SHEET COMPARISONS

AVERAGE BALANCE SHEET                                                                                       CHANGE (1998-1999)
(dollar amounts in thousands)                       1999              1998             1997             AMOUNT          PERCENTAGE
-------------------------------------------------------------------------------------------------------------------
Total assets                                    $1,077,574         $921,188          $862,097        $156,386             16.98%
Earning assets*                                  1,003,452          869,601           813,411         133,851             15.39%
Total loans and leases, less unearned income and
   net deferred costs and fees                     674,748          559,158           511,989         115,590             20.67%
Securities*                                        310,987          298,425           291,290          12,562              4.21%
Core deposits                                      702,521          589,077           555,381         113,444             19.26%
Time deposits of $100,000 and more                 149,124          125,329           107,032          23,795             18.99%
Federal funds purchased and securities
    sold under agreements to repurchase             60,662           60,391            82,075           271                0.45%
Other borrowings                                    49,966           44,444            26,029           5,522             12.42%
Shareholders' equity                                98,342           90,136            81,471           8,206              9.10%
-------------------------------------------------------------------------------------------------------------------

ENDING BALANCE SHEET                                                                                        CHANGE (1998-1999)
(dollar amounts in thousands)                      1999               1998             1997             AMOUNT          PERCENTAGE
-------------------------------------------------------------------------------------------------------------------
Total assets                                    $1,188,679         $954,705          $886,846        $233,974             24.51%
Earning assets*                                  1,107,510          890,676           830,430         216,834             24.34%
Total loans and leases, less unearned income and
   net deferred costs and fees                     755,382          592,193           537,156         163,189             27.56%
Securities*                                        333,278          279,633           288,724          53,645             19.18%
Core deposits                                      794,303          594,914           575,787         199,389             33.52%
Time deposits of $100,000 and more                 179,936          138,730           118,118          41,206             29.70%
Federal funds purchased and securities
    sold under agreements to repurchase             57,846           61,205            59,672          (3,359)            -5.49%
Other borrowings                                    42,012           48,973            34,817          (6,961)           -14.21%
Shareholders' equity                                96,624           97,652            89,004          (1,028)            -1.05%
-------------------------------------------------------------------------------------------------------------------

* Balances of available-for-sale securities are shown at amortized cost.

SHAREHOLDERS' EQUITY

The consolidated statements of changes in shareholders' equity, included under
Item 8 herein, detail the changes in equity capital, including payments to shareholders in the form of cash dividends. Per share cash dividends represent the historical per share dividends paid on Tompkins common stock, while the dollar amount of the dividends paid represents the cash dividends paid by the combined organization. The Company continued the long history of increasing cash dividends with an increase of 13.2 percent in 1999, which followed an 11.0 percent increase in 1998. Dividends per share amounted to $1.03 in 1999, compared to $0.91 in 1998, and $0.82 in 1997. Total cash dividends paid represented 40.52 percent, 37.92 percent, and 36.68 percent of net income after tax in each of 1999, 1998, and 1997, respectively.

Total shareholders' equity was $96.6 million at December 31, 1999, compared to $97.7 million at December 31, 1998, and $89.0 million in 1997. The decline in shareholders' equity from year-end 1998 to year-end 1999 is due primarily to a decline in the fair value of the available-for-sale securities portfolio, as a result of rising interest rates in the second half of 1999. The decline in fair value of securities resulted in an other comprehensive loss of $7.1 million for the year ended December 31, 1999. The unrealized loss in the available-for-sale securities portfolio represents approximately 2.1 percent of the amortized cost of the portfolio. Shareholders' equity also declined by approximately $4.1 million in 1999 due to the repurchase of 128,731 shares of common stock. Shares repurchased in 1999 were partially offset by 71,786 net shares issued through the exercise of stock options.

Tangible equity of $90.4 million represented 7.64 percent of tangible assets as of December 31, 1999, compared to 10.14 percent at December 31, 1998. The decline in the tangible equity ratio reflects the increase in assets, and the intangible assets created as a result of The Mahopac National Bank acquisition. The Company and its subsidiary banks are subject to quantitative capital measures established by regulation to ensure capital adequacy. Consistent with the objective of operating a sound financial organization, the Company and its subsidiary banks maintain capital ratios well above regulatory minimums, as detailed in Note 17 of the consolidated financial statements.

SECURITIES

In 1999, the securities portfolio (excluding fair value adjustments on available-for-sale securities) increased 19.2 percent over 1998, to $333.3 million. The $53.6 million increase included $39.4 million attributable to The Mahopac National Bank acquisition. Note 3 to the consolidated financial statements details the types of securities held, the carrying and fair values, and the contractual maturities. Qualified tax-exempt debt securities, primarily obligations of state and political subdivisions, were $78.9 million, or 23.68 percent of all securities at year-end 1999, compared to $66.6 million, or 23.81 percent at December 31, 1998. Mortgage-backed securities, consisting solely of securities issued by U.S. government agencies, totaled $85.3 million at December 31, 1999, compared to $71.5 million at December 31, 1998.

Management's policy is to purchase investment grade securities that, on average, have relatively short expected maturities. This policy helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital. A large percentage of securities are direct obligations of the federal government and its agencies. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalty. At December 31, 1999, approximately 8.1 percent of total debt securities were scheduled to mature in one year or less. The maturity distribution of debt securities and mortgage-backed securities as of December 31, 1999, along with the weighted average yield of each category, is presented in Table 4. Balances are shown at amortized cost.


TABLE 4 - MATURITY DISTRIBUTION

                                                         DUE AFTER ONE            DUE AFTER FIVE
                                DUE IN ONE               YEAR THROUGH              YEARS THROUGH                DUE AFTER
(dollar amounts in thousands)  YEAR OR LESS   YIELD       FIVE YEARS    YIELD        TEN YEARS    YIELD         TEN YEARS   YIELD
------------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:

U.S. Treasury securities
   and obligations of U.S.
   Government agencies           $15,024      4.78%        $55,654      5.79%        $154,883      6.68%         68,971      7.76%
------------------------------------------------------------------------------------------------------------------------------------
                                 $15,024                   $55,654                   $154,883                    68,971
HELD-TO-MATURITY:
Obligations of state and

   political subdivisions*       $11,420      4.79%        $14,721      5.19%          $3,450      5.08%         $1,384      4.81%
-------------------------------------------------------------------------------------------------------------------
                                 $11,420                   $14,721                     $3,450                    $1,384
-------------------------------------------------------------------------------------------------------------------
Total                            $26,444                   $70,375                   $158,333                   $70,355
-------------------------------------------------------------------------------------------------------------------

*  Yields on obligations of state and political subdivisions are shown before tax-equivalent adjustments


LOANS

Total loans and leases, net of unearned income and net deferred loan fees and costs, grew 27.8 percent, to $757.0 million at December 31, 1999. The $164.8 million increase in loans and leases from 1998 to 1999 includes $91.3 million related to the purchase of The Mahopac National Bank. Loans acquired in The Mahopac National Bank acquisition included $48.2 million of residential real estate loans, $24.2 million of commercial real estate loans, $5.8 million of real estate construction loans, $9.0 million of commercial loans, $4.1 million of consumer and other loans. Table 5 details the composition and volume changes in the loan portfolio over the past five years.


TABLE 5 - LOAN CLASSIFICATION SUMMARY
                                                        DECEMBER 31
(Dollar amounts in thousands)    1999        1998        1997        1996        1995
---------------------------------------------------------------------------------------------
Residential real estate        $312,506    $232,167    $208,455    $188,332    $163,344
Commercial real estate          141,903     105,222      96,389      81,526      71,436
Real estate construction         19,046       9,064       5,267       1,203         663
Commercial                      166,263     154,085     143,791     142,189     135,644
Consumer and other               99,206      78,018      70,678      72,132      71,777
Leases                           18,850      15,691      14,313      12,740      13,563
---------------------------------------------------------------------------------------------
Total loans and leases          757,774     594,247     538,893     498,122     456,428
Less unearned income and net deferred fees and costs     (2,392)     (2,054)     (1,737)
(1,416)                          (1,659)
---------------------------------------------------------------------------------------------
Total loans and leases, net of unearned income and
    deferred fees and costs    $755,382    $592,193    $537,156    $496,706    $454,769
=============================================================================================


Residential real estate loans grew by $80.4 million or 34.6 percent in 1999, and comprised 41 percent of total loans and leases. Residential real estate loan growth has exceeded 10 percent in each of the last five years. The Company occasionally sells some of its residential mortgage loans to federal agencies and retains all servicing rights. The Company sold $6.0 million of residential mortgage loans in 1999, compared to $1.0 million in 1998. Mortgage servicing on sold loans continues to provide fee income. Residential mortgage loans serviced for others totaled $59.2 million at December 31, 1999, compared to $31.6 million at December 31, 1998.


Commercial real estate loans increased by $36.7 million in 1999, or 34 percent. Commercial real estate loans of $141.1 million represented 18 percent of total loans and leases at December 31, 1999. Commercial loans totaled $166.3 million at December 31, 1999, an increase of 7.9 percent over 1998.


The consumer loan portfolio includes personal installment loans, indirect automobile financing, credit card loans, and overdraft lines of credit. Consumer and other loans were $99.2 million at December 31, 1999, up from $78 million at December 31, 1998. Approximately $10.3 million of the growth in consumer loans from 1998 to 1999 is attributable to an increased emphasis in indirect automobile financing at The Bank of Castile.


The lease portfolio increased by 20 percent in 1999, to $18.9 million. The lease portfolio has traditionally consisted of leases on vehicles for consumers and small businesses. Competition for automobile financing has increased in recent years, resulting in a decline in the consumer leasing portfolio. In response to the decline in consumer leasing opportunities, management has increased its marketing efforts relating to commercial leasing. These efforts have been successful as the commercial lease portfolio has grown to $10.8 million, an increase of $6.8 million since 1997. As of December 31, 1999, commercial leases represented 57.6 percent of total leases, compared to 45.0 percent at year-end 1998.


THE RESERVE FOR LOAN/LEASE LOSSES

Management reviews the adequacy of the reserve for loan/lease losses on a regular basis. Factors considered in determining the adequacy of the reserve and the related provision include: management's approach to granting new credit; the ongoing monitoring of existing credits by the internal loan review department; the growth and composition of the loan and lease portfolio; comments received during the course of independent examinations; current local economic conditions; past due and nonaccrual loan statistics; and a historical review of loan and lease loss experience. Based upon consideration of the above factors, management believes that the allowance for loan/lease losses is adequate to provide for the risk of loss inherent in the current loan and lease portfolio.


Management uses a model to measure some of these factors and the resulting quantitative analysis, combined with qualitative assessments, comprise the basis on which the adequacy of the reserve for loan/lease losses is determined. The reserve for loan/lease losses increased by $1.8 million from 1998 to 1999. The increase included $1.5 million attributable to The Mahopac National Bank acquisition, and a $300,000 increase as a result of the provision for loan/lease losses exceeding the net loan losses for the year. The allocation of the Company's reserve for loan/lease losses for year-end 1999, and each of the previous four year-ends is illustrated in Table 6.


TABLE 6 - ALLOCATION OF THE RESERVE FOR LOAN/LEASE LOSSES

                                                                     DECEMBER 31
(dollar amounts in thousands)              1999          1998          1997           1996          1995
-------------------------------------------------------------------------------------------------------------

TOTAL LOANS OUTSTANDING AT END OF YEAR $755,382       $592,193      $537,156      $496,706       $454,769
-------------------------------------------------------------------------------------------------------------

ALLOCATION OF THE RESERVE BY LOAN TYPE:

Commercial                               $3,281          1,906           981           699          1,188
Real estate                               1,964          1,384         1,458           944            927
Consumer and all other                    3,202          2,935         2,256         2,463          2,678
Unallocated                                 781          1,180         2,312         2,514          1,627
-------------------------------------------------------------------------------------------------------------
TOTAL                                    $9,228         $7,405        $7,007        $6,620          6,420
=============================================================================================================

ALLOCATION OF THE RESERVE AS A PERCENT OF TOTAL RESERVE:

Commercial                                   36%            26%           14%           11%            19%
Real estate                                  21%            19%           21%           14%            14%
Consumer and all other                       35%            40%           32%           37%            42%
Unallocated                                   8%            15%           33%           38%            25%
-------------------------------------------------------------------------------------------------------------
TOTAL                                       100%           100%          100%          100%           100%
=============================================================================================================


LOAN/LEASE TYPES AS A PERCENT OF TOTAL LOANS/LEASES:

Commercial                                   22%            26%           27%           29%            28%
Real estate                                  62%            59%           58%           55%            51%
Consumer and all other                       16%            15%           15%           16%            21%
-------------------------------------------------------------------------------------------------------------
TOTAL                                       100%           100%          100%          100%           100%
=============================================================================================================

Loans 90 days past due and accruing      $  168         $  507        $  183        $  400         $  546
Nonaccruing loans                         3,698          1,611         3,425         2,486          1,475
Troubled debt restructurings not
included above                              400            471           483           428            205
Other real estate owned                     214            235           244           128            247
-------------------------------------------------------------------------------------------------------------
RESERVE AS PERCENT OF LOANS OUTSTANDING
 AT END OF YEAR                            1.22%          1.25%         1.30%         1.33%          1.41%

=============================================================================================================


The reserve represented 1.22 percent of total loans and leases outstanding at year-end 1999, down slightly from 1.25 percent at December 31, 1998. The reserve coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) declined slightly to 2.16 times at December 31, 1999, compared to 2.86 times at December 31, 1998. Management is committed to early recognition of loan problems and to maintaining an adequate reserve. Based upon management's review, the reserve is believed adequate to absorb probable losses in the portfolio. The Company's historical loss experience is detailed in Table 7 .


TABLE 7 - ANALYSIS OF THE RESERVE FOR LOAN/LEASE LOSSES

dollar amounts in thousands)                       1999              1998             1997              1996              1995
------------------------------------------------------------------------------------------------------------------------------------

Average loans outstanding during year             $674,748          559,158           511,989          469,942           439,159
Balance of reserve at beginning of year             $7,405            7,007             6,620            6,420             6,181
Allowance related to purchase acquisition            1,511              N/A               N/A              N/A               N/A

LOANS CHARGED-OFF, DOMESTIC:

     Commercial, financial, and agricultural           241              326               230              124               154
     Real estate - mortgage                            105              509                64              174                50
     Installment loans to individuals                  647              674             1,200            1,369               757
     Lease financing                                     1               10                 8               10                 4
     Other loans                                       114               70                69               59               355
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LOANS CHARGED-OFF                              1,108            1,589             1,571            1,736             1,320
------------------------------------------------------------------------------------------------------------------------------------

RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF,

   DOMESTIC:

     Commercial, financial, and agricultural            62               69                74               61                41
     Real estate - mortgage                             49                4                 3                7                54
     Installment loans to individuals                  343              349               412              348               273
     Lease financing                                     0                5                 4                7                17
     Other loans                                        22               21                29               21                98
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LOANS RECOVERED                                  476              448               522              444               483
------------------------------------------------------------------------------------------------------------------------------------
     Net loans charged-off                             632            1,141             1,049            1,292               837
     Additions to reserve charged to operations        944            1,539             1,436            1,492             1,076
------------------------------------------------------------------------------------------------------------------------------------
     Balance of reserve at end of year              $9,228            7,405             7,007            6,620             6,420
------------------------------------------------------------------------------------------------------------------------------------
     Net charge-offs as percent of average loans
           outstanding during year                    0.09%             0.20%            0.20%             0.28%             0.19%
------------------------------------------------------------------------------------------------------------------------------------



DEPOSITS AND OTHER LIABILITIES

Total deposits grew by $240.6 million in 1999, to $974.2 million. Deposit growth consisted primarily of core deposits, which increased by $199.4 million, while time deposits of $100,000 or more grew by $41.2 million. The strength of The Mahopac National Bank's core deposit base was an important consideration in management's decision to acquire The Mahopac National Bank. At the time of the acquisition, The Mahopac National Bank had core deposits of $134.4 million, which increased to $143.5 million by December 31, 1999. Core deposit growth was strong at all three of the Company's subsidiary banks.


The Company's liability for securities sold under agreements to repurchase ("repurchase agreements") amounted to $57.8 million at December 31, 1999, representing a $3.4 million decline from year-end 1998. Repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Management generally views local repurchase agreements as an alternative to large time deposits.


As of December 31, 1999, securities pledged to secure certain large deposits, repurchase agreements, and other borrowings amounted to $249.3 million, compared to $203.2 million as of December 31, 1998. Total securities pledged for deposits and repurchase agreements represented 76.7 percent of total securities at December 31, 1999, compared to 71.7 percent of total securities at December 31, 1998.


During 1999, the Company reduced its borrowings from the Federal Home Loan Bank
(FHLB) by $7.1 million, to $41.9 million. Borrowings outstanding at December 31, 1999, included $10 million in borrowings due in one year or less, and $31.9 million due in more than one year. The weighted average interest rate on borrowings due in more than one year carried an average interest rate of 5.46 percent at December 31, 1999.

LIQUIDITY MANAGEMENT

The objective of liquidity management is to ensure the availability of adequate funding sources to satisfy the demand for credit, deposit withdrawals, and business investment opportunities. The Company's large, stable core deposit base and strong capital position are the foundation for the Company's liquidity position. Asset and liability positions are monitored primarily through Asset/Liability Management Committees of the subsidiary banks, which review monthly reports on the liquidity and interest rate sensitivity positions. Comparisons with industry and peer groups are also monitored.


Core deposits remain the key funding source, representing 81 percent of total deposits, and 73 percent of total liabilities at December 31, 1999. Non-core funding sources (time deposits of $100,000 or more, repurchase agreements, and other borrowings) declined as a percentage of total liabilities from 29 percent at December 31, 1998, to 26 percent at December 31, 1999. Short-term investments consisting of securities with maturities of one year or less and federal funds sold decreased from $55.1 million at December 31, 1998, to $42.6 million at December 31, 1999. The ratio of short-term investments to short-term non-core liabilities declined from 22.1 percent at year-end 1998, to 15.2 percent at year-end 1999, indicating an increase in the volume of long-term assets supported by short-term non-core liabilities. The decline in this ratio is partially attributable to an increase in mortgage-backed securities, which have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities increased from $71.8 million at year-end 1998, to $83.2 million at year-end 1999.


Cash flow from the loan and investment portfolios provides a significant source of liquidity. Investment in residential mortgage loans, mortgage-backed securities, and consumer loans totaled approximately $312.6 million at December 31, 1999. Aggregate amortization from monthly payments on these assets provides significant cash flow to the Company. Table 8 details total scheduled maturities of selected loan categories.


TABLE 8 - LOAN MATURITY

REMAINING MATURITY OF SELECTED LOANS                    AT DECEMBER 31, 1999
(dollar amounts in thousands)              TOTAL     WITHIN 1 YEAR  1-5  YEARS   AFTER 5  YEARS
----------------------------------------------------------------------------------------------

    Commercial real estate             $141,903         15,811        38,382        87,710
    Real estate construction             19,046          7,735           364        10,947
    Commercial                          166,263         76,733        34,767        54,763
----------------------------------------------------------------------------------------------
TOTAL                                  $327,212        100,279        73,513       153,420
==============================================================================================



Liquidity is enhanced by ready access to national and regional wholesale funding sources including federal funds purchased, repurchase agreements, negotiable certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At December 31, 1999, the unused borrowing capacity on established lines with the FHLB was $106.9 million. As members of the FHLB, the Company's subsidiary banks can use unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At December 31, 1999, total real estate loans of the Company were $454.5 million.


RECENT ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. As amended, this statement is effective for fiscal years beginning after June 15, 2000. Management is currently evaluating the impact, if any, of this statement on the Company's consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK

The Company's primary market risk exposure relates to sensitivity to interest rate changes. Interest rate sensitivity refers to the volatility in earnings, resulting from changes in interest rates. Each month the Asset/Liability Management Committees estimate the earnings impact of changes in interest rates. The findings of the committees are incorporated into investment and funding decisions, and in the business planning process.


Table 9 is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of December 31, 1999. The analysis reflects a liability sensitive position, suggesting that earnings would benefit from a declining interest rate environment and would be hindered by a rising rate environment.


TABLE 9 - INTEREST RATE RISK ANALYSIS

CONDENSED STATIC GAP - DECEMBER 31, 1999                               REPRICING INTERVAL
                                                                                                CUMULATIVE
(dollar amounts in thousands)             TOTAL      0-3 MONTHS    3-6 MONTHS     6-12 MONTHS    12 MONTHS
----------------------------------------------------------------------------------------------------------

Interest-earning assets              $1,107,510       $265,242       $40,804       $85,693       $391,739
Interest-bearing liabilities            891,411        438,310        99,573        69,619        607,502
----------------------------------------------------------------------------------------------------------
Net gap position                                     (173,068)       (58,769)       16,074      (215,763)
----------------------------------------------------------------------------------------------------------
Net gap position as a percentage of total assets       (14.56%)        (4.94%)       (1.35%)      (18.15%)
==========================================================================================================



Management uses a simulation model to assess the potential impact from various interest rate movements. Based upon the simulation analysis performed as of December 31, 1999, a 200 basis point upward shift in interest rates over a one-year time frame would result in a one-year decline of approximately 3 percent in net interest income, assuming management takes no action to address balance sheet mismatches. The same simulation indicates that a 200 basis point decline in interest rates over a one-year period would increase net interest income by approximately 1 percent. The simulation model is useful in identifying potential exposure to interest rate movements; however, management feels that certain actions could be taken to offset some of the negative effects of unfavorable movements in interest rates. Although the analysis reflects some exposure to rising interest rates, management feels the exposure is not significant in relation to the earnings and capital strength of the Company.

Additional information regarding market risk of the Company's financial instruments at December 31, 1999 is provided in Table 10.

TABLE 10 - REPRICING INTERVALS OF SELECTED FINANCIAL INSTRUMENTS


                                                                                              GREATER
(dollar amounts in thousands)               0-1 YEAR    1-2 YEARS    2-3 YEARS   3-5 YEARS  THAN 5 YEARS        TOTAL     FAIR VALUE
------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:

Available-for-sale securities                $44,722      $31,761     $25,329       $48,541     $143,846       $294,199     $294,199
      Average interest rate                     6.07%        6.25%       6.17%         6.09%        6.69%          6.41%
Held-to-maturity securities                   11,411        6,530       4,651         3,488        4,895         30,975       31,265
      Average interest rate*                    4.97%        5.45%       5.40%         5.18%        5.04%          5.17%
Loans 285,604                                 71,735       70,766     135,798       191,479      755,382        750,271
      Average interest rate*                    8.58%        8.31%       8.30%         8.13%        8.32%          8.47%

FINANCIAL LIABILITIES:

Time deposits                               $307,377      $51,887     $10,563        $6,524          $20       $376,371     $376,307
      Average interest rate                     5.02%        5.39%       5.84%         5.54%        5.76%          5.10%
Federal funds sold and securities sold
   under agreements to repurchase             57,719          127           0             0            0         57,846       57,834
      Average interest rate                     5.10%        5.75%       0.00%         0.00%        0.00%          5.20%
Other borrowings                              18,443        9,328       9,328         3,354        1,559         42,012       41,845
      Average interest rate                     4.39%        5.20%       5.24%         6.80%        6.80%          5.04%
==========================================================================================================


* Interest rate on tax-exempt obligations is shown before tax-equivalent adjustments.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF CONDITION
                                                                     YEAR ENDED DECEMBER 31
(in thousands except share and per share data)                         1999        1998
-------------------------------------------------------------------------------------------

ASSETS
Cash and noninterest bearing balances due from banks                $35,938     $27,818
Federal funds sold                                                   18,850      18,850
Available-for-sale securities, at fair value                        294,199     249,255
Held-to-maturity securities, fair value of $31,265
   at December 31, 1999 and $35,011 at December 31, 1998             30,975      34,088
Loans and leases, net of unearned income                            755,382     592,193
-------------------------------------------------------------------------------------------
Less reserve for loan/lease losses                                    9,228       7,405
                                               NET LOANS/LEASES     746,154     584,788

Bank premises and equipment, net                                     21,147      13,755
Corporate owned life insurance                                       13,267      11,219
Intangible assets                                                     6,271         951
Accrued interest and other assets                                    21,878      13,981
-------------------------------------------------------------------------------------------
                                                   TOTAL ASSETS  $1,188,679    $954,705

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES, AND
SHAREHOLDERS' EQUITY

Deposits:
  Interest bearing:
   Checking, savings, and money market                             $416,836    $295,378
   Time                                                             376,371     312,277
  Non-interest bearing                                              181,032     125,989
-------------------------------------------------------------------------------------------
                                                 TOTAL DEPOSITS     974,239     733,644

  Securities sold under agreements to repurchase                     57,846      61,205
  Other borrowings                                                   42,012      48,973
  Other liabilities                                                  11,766      11,855
-------------------------------------------------------------------------------------------
                                              TOTAL LIABILITIES  $1,085,863    $855,677
-------------------------------------------------------------------------------------------

Minority interest in consolidated subsidiaries                       $6,192      $1,376

Shareholders' equity:
  Common stock - par value $0.10 per share: authorized:
   15,000,000 shares;
   Issued: 7,099,606 shares at December 31, 1999,
     and 7,156,246 shares at December 31, 1998                        $ 710        $717
  Surplus                                                            40,548      43,774
Undivided profits                                                    61,078      52,037
  Accumulated other comprehensive (loss) income                      (4,745)      2,339
  Treasury stock at cost: 27,663 shares at December 31, 1999,
   and 28,889 shares at December 31, 1998                              (525)       (548)
  Unallocated ISOP/ESOP: 37,637 shares at December 31, 1999,
   and 51,801 shares at December 31, 1998                              (442)       (667)
-------------------------------------------------------------------------------------------
                                     TOTAL SHAREHOLDERS' EQUITY      96,624      97,652
-------------------------------------------------------------------------------------------
     TOTAL LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
                   SUBSIDIARIES, AND SHAREHOLDERS' EQUITY        $1,188,679    $954,705
-------------------------------------------------------------------------------------------

See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF INCOME

                                                               YEAR ENDED DECEMBER 31
(in thousands except per share data)                       1999        1998        1997
---------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME

Loans                                                   $57,790     $50,578     $47,296
Federal funds sold                                          980         632         549
Available-for-sale securities                            17,229      15,020      13,995
Held-to-maturity securities                               1,618       3,499       4,425
---------------------------------------------------------------------------------------
                 TOTAL INTEREST AND DIVIDEND INCOME      77,617      69,729      66,265
---------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits:
  Time certificates of deposit of $100,000 or more        7,565       6,905       6,066
  Other deposits                                         17,642      16,854      16,255
Federal funds purchased and securities sold
  under agreements to repurchase                          2,852       3,110       4,340
Other borrowings                                          2,492       2,502       1,574
---------------------------------------------------------------------------------------
                             TOTAL INTEREST EXPENSE      30,551      29,371      28,235
---------------------------------------------------------------------------------------
                                NET INTEREST INCOME      47,066      40,358      38,030
               LESS PROVISION FOR LOAN/LEASE LOSSES         944       1,539       1,436
---------------------------------------------------------------------------------------
  NET INTEREST INCOME AFTER PROVISION FOR
              LOAN/LEASE LOSSES                          46,122      38,819      36,594
OTHER INCOME
Trust and investment services income                      4,119       3,811       3,159
Service charges on deposit accounts                       3,223       2,722       2,729
Other service charges                                     2,716       2,008       1,849
Increase in cash surrender value of corporate
  owned life insurance                                      723          66          38
Other operating income                                    1,083       1,160         452
Loss on sale of available-for-sale securities               (59)        (12)        (48)
---------------------------------------------------------------------------------------
                                 TOTAL OTHER INCOME      11,805       9,755       8,179
---------------------------------------------------------------------------------------

OTHER EXPENSES
Salaries and wages                                       15,131      12,358      11,490
Pension and other employee benefits                       3,469       2,697       2,693
Net occupancy expense of bank premises                    1,801       1,839       1,806
Net furniture and fixture expense                         2,255       1,958       1,890
Amortization of intangible assets                           687         239         241
Merger and acquisition-related expenses                   1,463           0           0
Other operating expenses                                  9,514       7,765       6,907
---------------------------------------------------------------------------------------
                               TOTAL OTHER EXPENSES      34,320      26,856      25,027
---------------------------------------------------------------------------------------
     INCOME BEFORE INCOME TAX EXPENSE AND MINORITY
             INTEREST IN CONSOLIDATED SUBSIDIARIES       23,607      21,718      19,746
Minority interest in consolidated subsidiaries              558           0           0
                                 INCOME TAX EXPENSE       7,849       7,216       6,754
---------------------------------------------------------------------------------------
                                         NET INCOME     $15,200     $14,502     $12,992
=======================================================================================

Basic earnings per share                                  $2.15       $2.05       $1.91
Diluted earnings per share                                $2.12       $2.01       $1.84
=======================================================================================

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               YEAR ENDED DECEMBER 31
(in thousands)                                             1999        1998        1997
---------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                              $15,200     $14,502     $12,992
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for loan/lease losses                           944       1,539       1,436
  Depreciation and amortization premises, equipment,
  and software                                            2,166       1,890       1,769
  Amortization of intangible assets                         687         239         241
  Earnings from corporate owned life insurance             (723)        (66)        (38)
  Net amortization on securities                            266         287         201
  Deferred income tax benefit                              (576)       (537)       (375)
  Loss on sale of securities                                 59          12          48
  Net gain on sales of loans                                (27)       (107)        (12)
  Net gain on sales of bank premises and equipment          (32)        (11)        (45)
  ISOP/ESOP shares released for allocation                  384         507         449
  Increase in interest receivable                          (802)       (420)       (382)
  (Decrease) increase in interest payable                   (18)         35         136
  Other, net                                             (2,127)      2,928         269
---------------------------------------------------------------------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES      15,401      20,798      16,689
---------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from maturities of available-for-sale
    securities                                           82,381      86,514      61,153
  Proceeds from sales of available-for-sale securities   12,983      26,237      14,712
  Proceeds from maturities of held-to-maturity
    securities                                           12,296      19,018      18,096
  Purchases of available-for-sale securities           (115,701)   (115,231)    (83,177)
  Purchases of held-to-maturity securities               (6,766)     (7,071)    (16,999)
  Proceeds from sales of loans                            7,436       8,564       4,312
  Net increase in loans/leases                          (79,905)    (64,636)    (45,800)
  Proceeds from sales of bank premises and equipment         74          25          64
  Purchases of bank premises and equipment               (2,434)     (2,184)     (2,324)
  Purchase of corporate owned life insurance               (815)    (10,980)          0
  Net cash provided by acquisition of The Mahopac
    National Bank                                         4,258           0           0
---------------------------------------------------------------------------------------
              NET CASH USED IN INVESTING ACTIVITIES     (86,193)    (59,744)    (49,963)
---------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net increase in demand deposits, money market accounts,
    and savings accounts                                 58,059      21,416      22,853
  Net increase in time deposits                          40,701      18,323      35,404
  Net (decrease) increase in securities sold under
    agreements to repurchase and federal funds
    purchased                                            (3,359)      1,533     (32,023)
  Net (decrease) increase in other borrowings            (6,961)     14,156       11,668
  Cash dividends                                         (6,159)     (5,499)     (4,766)
  Sale of treasury stock                                     41          40          41
  Repurchase of common shares                            (4,101)     (2,138)     (2,670)
  Repurchase of warrants                                      0           0        (430)
  Net  proceeds  from  exercise of stock  options,
    warrants,  and related tax benefit                      691         281       4,160
  Common shares acquired by ESOP                              0           0        (346)
---------------------------------------------------------------------------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES      78,912      48,112      33,891
---------------------------------------------------------------------------------------
  Net increase in cash and cash equivalents               8,120       9,166         617
---------------------------------------------------------------------------------------
  Cash and cash equivalents at beginning of year         46,668      37,502      36,885
---------------------------------------------------------------------------------------
           CASH AND CASH EQUIVALENTS AT END OF YEAR     $54,788     $46,668     $37,502
=======================================================================================
SUPPLEMENTAL INFORMATION:
  Cash paid during the year for:
   Interest                                             $30,569     $29,410     $28,099
   Income taxes                                         $10,307      $5,221      $6,586
  Non-cash investing activities:
   Change in net unrealized holding (loss) gain
    on available-for-sale securities                   $(11,814)     $1,399      $1,926
   Fair value of noncash assets acquired
    in purchase acquisition                             143,298           0           0
   Fair value of liabilities assumed in
    purchase acquisition                                147,556           0           0

See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                              ACCUMULATED
                                                                                                 OTHER
                                                   COMMON    TREASURY             UNDIVIDED  COMPREHENSIVE    UNALLOCATED
(IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)      STOCK      STOCK    SURPLUS    PROFITS   INCOME (LOSS)     ISOP/ESOP   TOTAL
------------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1996                       $398     $(604)    $44,315    $34,971        $229          $(890)    $78,419
====================================================================================================================================
Comprehensive income:
   Net income                                                                      12,992                                 12,992
   Other comprehensive income                                                                   1,154                      1,154
                                                                                                                       ---------
                       TOTAL COMPREHENSIVE INCOME                                                                         14,146
Cash dividends ($.82 per share)                                                   (4,766)                                (4,766)
Exercise of stock options, warrants, and
   related tax benefit (384,753 shares, net)          13                 4,147                                             4,160
Repurchase of warrants (36,271 shares)                                   (430)                                             (430)
Treasury stock sold (1,735 shares)                              33           8                                                41
Common stock repurchased and returned
   to unissued status (120,000 shares)                (8)               (2,662)                                           (2,670)
ISOP/ESOP shares released or committed to
   be released for allocation (17,623 shares)                              144                                    305        449
Shares purchased by ESOP  (30,928 shares)                                                                       (346)      (346)
------------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1997                       $403     $(571)    $45,522    $43,197      $1,383          $(931)    $89,003
====================================================================================================================================
Comprehensive income:
   Net income                                                                      14,502                                 14,502
   Other comprehensive income                                                                     956                        956
                                                                                                                         -------
                       TOTAL COMPREHENSIVE INCOME                                                                         15,458
Cash dividends ($.91 per share)                                                   (5,499)                                (5,499)
Exercise of stock options, and related
   tax benefit (33,215 shares, net)                    3                   278                                               281
Treasury stock sold (1,180 shares)                              23          17                                                40
Treasury stock purchased and returned to unissued
   status by pooled company (59,490 shares)           (5)               (1,549)                                           (1,554)
Common stock repurchased and returned
   to unissued status (17,245 shares)                 (1)                 (583)                                             (584)
ISOP/ESOP shares released or committed to
   be released for allocation (16,182 shares)                              243                                   264         507
Effect of stock splits in the form
   of stock dividends                                317                  (154)      (163)                                     0

------------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1998                       $717     $(548)    $43,774    $52,037      $2,339          $(667)    $97,652
====================================================================================================================================

Comprehensive income:
   Net income                                                                      15,200                                 15,200
   Other comprehensive loss                                                                    (7,084)                    (7,084)
                                                                                                                     -----------
                       TOTAL COMPREHENSIVE INCOME                                                                          8,116
Cash dividends ($1.03 per share)                                                   (6,159)                                (6,159)
Exercise of stock options, and related tax benefit
   (71,786 shares, net)                                7                   684                                               691
Treasury stock sold (1,226 shares)                              23          18                                                41
Treasury stock purchased and returned to unissued
   status by pooled company (9,465 shares)            (1)                 (215)                                             (216)
Common stock repurchased and returned to unissued status
    (119,266 shares)                                 (13)               (3,872)                                           (3,885)
ISOP/ESOP shares released or committed to
    be released for allocation (14,164 shares)                             159                                   225         384
------------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1999                       $710     $(525)    $40,548    $61,078    $(4,745)          $(442)    $96,624
====================================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: Tompkins Trustco, Inc. ("Tompkins" or "the Company") is a bank holding company, organized under the laws of New York State, and is the parent company of Tompkins County Trust Company (the "Trust Company"), The Bank of Castile, and The Mahopac National Bank. The Trust Company and The Bank of Castile are 100 percent owned by Tompkins, and The Mahopac National Bank is approximately 70 percent owned by Tompkins. The consolidated financial information included herein combines the results of operations, the assets, liabilities, and shareholders' equity of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclose contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Amounts in the prior years' consolidated financial statements are reclassified when necessary to conform with the current year's presentation.

MERGER WITH LETCHWORTH INDEPENDENT BANCSHARES CORPORATION: On December 31, 1999, Letchworth Independent Bancshares Corporation ("Letchworth") was merged with and into Tompkins Trustco, Inc. The merger was accounted for as a pooling-of-interests and, accordingly, the financial information for all prior periods has been restated to present the combined financial condition and results of operations of both companies as if the merger had been in effect for all periods presented. Further details pertaining to the merger are presented in
Note 2 to the Company's consolidated financial statements.

CASH EQUIVALENTS: Cash equivalents in the consolidated statements of cash flows include cash and amounts due from banks and federal funds sold.

SECURITIES: Management determines the appropriate classification of debt and equity securities at the time of purchase. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value with the unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of accumulated comprehensive income, in shareholders' equity.

Premiums and discounts are amortized or accreted over the expected life of the related security as an adjustment to yield using the interest method. Dividend and interest income are recognized when earned. Realized gains and losses on the sale of securities are included in securities gains (losses). The cost of securities sold is based on the specific identification method.

A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

LOANS AND LEASES: Loans are reported at their principal outstanding balance, net of deferred loan origination fees and costs, and unearned income. The Company has the ability and intent to hold its loans for the foreseeable future, except for education loans which are sold to a third party from time to time upon reaching repayment status. The Company provides motor vehicle and equipment financing to its customers through direct financing leases. These leases are carried at the aggregate of lease payments receivable, plus estimated residual values, less unearned income. Unearned income on direct financing leases is amortized over the lease terms, resulting in a level rate of return.

RESERVE FOR LOAN/LEASE LOSSES: The reserve for loan/lease losses is regularly evaluated by management in order to maintain the reserve at a level consistent with the inherent risk of loss in the loan and lease portfolios. Management's evaluation of the adequacy of the reserve is based upon a review of the Company's historical loss experience, known and inherent risks in the loan and lease portfolios, the estimated value of collateral, the level of nonperforming loans, and trends in delinquencies. External factors, such as the level and trend of interest rates and the national and local economies, are also considered. Management believes that the reserve for loan/lease losses is adequate.

Management considers a loan to be impaired if, based on current information, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the observable market price or the fair value of collateral if the loan is collateral dependent. Management excludes large groups of smaller balance homogeneous loans such as residential mortgages, consumer loans, and leases, which are collectively evaluated. Impairment losses are included in the reserve for loan/lease losses through a charge to the provision for loan/lease losses. Loans and leases restructured in a troubled debt restructuring are also considered impaired loans

INCOME RECOGNITION ON IMPAIRED AND NONACCRUAL LOANS AND LEASES: Loans and leases, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well secured and in the process of collection. Loans that are past due less than 90 days may also be classified as nonaccrual if repayment in full of principal or interest is in doubt.

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

OTHER REAL ESTATE OWNED: Other real estate owned consists of properties formerly pledged as collateral to loans, which have been acquired by the Company through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the loan or the fair value of the real estate, less estimated costs to sell. Upon transfer of a loan to foreclosure status, an appraisal is obtained and any excess of the loan balance over the fair value, less estimated costs to sell, is charged against the reserve for loan/lease losses. Expenses and subsequent adjustments to the fair value are treated as other operating expense.

BANK PREMISES AND EQUIPMENT: Land is carried at cost. Bank premises and equipment are stated at cost, less allowances for depreciation. The provision for depreciation for financial reporting purposes is computed generally by the straight-line method at rates sufficient to write-off the cost of such assets over their estimated useful lives. Bank premises are amortized over a period of 10-39 years, and furniture, fixtures, and equipment are amortized over a period of 2-20 years. Maintenance and repairs are charged to expense as incurred.

INCOME TAXES: Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

GOODWILL AND CORE DEPOSIT INTANGIBLE: Goodwill represents the excess of purchase price over the fair value of assets acquired in a transaction using purchase accounting. Core deposit intangible represents a premium paid to acquire a base of stable low cost deposits in the acquisition of a bank, or a bank branch, using purchase accounting. The amortization period of goodwill ranges from 10 years to 20 years, and the amortization period for core deposit intangible ranges from 5 years to 10 years. The amortization periods are monitored to determine if circumstances require such period to be reduced. The Company periodically reviews its intangible assets for changes in circumstances that may indicate the carrying amount of the asset is impaired.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE: Securities sold under agreements to repurchase (repurchase agreements) are agreements in which the Company transfers the underlying securities to a third-party custodian's account that explicitly recognizes the Company's interest in the securities. The agreements are accounted for as secured financing transactions provided the Company maintains effective control over the transferred securities and meets other criteria as specified in Statement of Financial Accounting Standards (SFAS) No.
125. The Company's agreements are accounted for as secured financings; accordingly, the transaction proceeds are reflected as liabilities and the securities underlying the agreements continue to be carried in the Company's securities portfolio.

TREASURY STOCK: The cost of treasury stock is shown on the consolidated statements of condition as a separate component of shareholders' equity, and is a reduction to total shareholders' equity. Shares are released from treasury at fair value, with any gain or loss on the sale reflected as an adjustment to shareholders' equity. All shares currently carried in treasury are the result of a single purchase; therefore, the cost basis for shares released is equal to the actual cost.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK: The Company does not engage in the use of derivative financial instruments. The Company is party to certain other financial instruments with off-balance-sheet risk such as commitments under stand-by letters of credit, unused portions of lines of credit, and commitments to fund new loans. The Company's policy is to record such instruments when funded.

TRUST AND INVESTMENT SERVICES DIVISION: Assets held in fiduciary or agency capacities for customers are not included in the accompanying consolidated statements of condition, since such items are not assets of the Company. Fees associated with providing trust management services are recorded on a cash basis of income recognition and are included in other income.

EARNINGS PER SHARE: Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the year plus the maximum dilutive effect of stock issuable upon conversion of stock options and warrants.

CASH DIVIDENDS PER SHARE: Cash dividends per share reflect actual historical information for Tompkins Trustco, Inc.

SEGMENT REPORTING: The Company's operations are solely in the financial services industry and include the provisions of traditional commercial banking services. The Company operates primarily in the geographical areas in the proximity of its branch locations in New York State. Operating decisions are made based upon a review of the Company's traditional banking services, which constitute the Company's only reportable segment.

COMPREHENSIVE INCOME: For the Company, comprehensive income represents net income plus the net change in unrealized gains or losses on securities available for sale for the period (net of taxes), and is presented in the consolidated statements of changes in shareholders' equity. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the dates of the consolidated statements of condition.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. As amended, this statement is effective for fiscal years beginning after June 15, 2000. Management is currently evaluating the impact, if any, of this statement on the Company's consolidated financial statements.

NOTE 2 MERGERS AND ACQUISITIONS

On December 20, 1999, the shareholders of Tompkins Trustco, Inc. and Letchworth Independent Bancshares Corporation approved a merger between the two companies. Effective December 31, 1999, Letchworth was merged with and into Tompkins, and each issued and outstanding share of Letchworth common stock was converted into
0.685 shares of Tompkins common stock, plus cash in lieu of any fractional shares. This merger resulted in the issuance of approximately 2.3 million additional shares of Tompkins common stock, bringing Tompkins' total outstanding shares to approximately 7.1 million shares immediately following the merger.

Letchworth was the holding company for The Bank of Castile, Castile, New York, and The Mahopac National Bank, Mahopac, New York. The Bank of Castile will continue to operate its community banking business as a wholly-owned subsidiary of Tompkins. The Bank of Castile conducts its operations through its main office located in Castile, New York, and at its eleven branch offices in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. The Bank of Castile recently opened its first branch office in Monroe County. The Mahopac National Bank will continue to operate its community banking business as a majority-owned subsidiary of Tompkins, with Tompkins owning approximately 70 percent of Mahopac's outstanding common stock. The Mahopac National Bank is located in Putnam County, New York, and operates three bank branches in that county.

As a result of the merger, the Company incurred one-time merger-related expenses of approximately $1.5 million ($1.3 million after tax impact), which were recognized in the fourth quarter of 1999. The expenses related primarily to fees for professional services and also include fees for data processing conversion and certain employment-related costs. No significant additional expenses are expected in 2000 as a result of the merger.

The merger qualified as a tax-free reorganization and was accounted for as a pooling-of-interests. All historical financial information in this annual report has been restated for the combination of the two companies.

The following table presents the results of operations as reported by each of the companies, and on a combined basis:


YEAR ENDED DECEMBER 31  (dollar amounts in thousands,
                         except per share)                    1999      1998       1997
------------------------------------------------------------------------------------------
Net interest income:
  Tompkins                                                   $29,111    $28,231    $26,630
  Letchworth                                                  17,955     12,127     11,400
------------------------------------------------------------------------------------------
COMBINED                                                     $47,066    $40,358    $38,030
Net income:
  Tompkins                                                   $11,865    $11,189     $9,856
  Letchworth                                                   3,335      3,313      3,136
------------------------------------------------------------------------------------------
COMBINED                                                     $15,200    $14,502    $12,992
Basic earnings per share:
  Tompkins                                                     $2.46      $2.31      $2.02
  Letchworth                                                   $1.01      $1.01      $1.10
------------------------------------------------------------------------------------------
COMBINED                                                       $2.15      $2.05      $1.91
Diluted earnings per share:
  Tompkins                                                     $2.43      $2.27      $2.00
  Letchworth                                                   $1.00       $.99      $1.00
------------------------------------------------------------------------------------------
COMBINED                                                       $2.12      $2.01      $1.84
==========================================================================================

On June 4, 1999, Letchworth acquired 70.17 percent of the outstanding common stock of The Mahopac National Bank in a cash transaction accounted for as a purchase. Accordingly, the 1999 consolidated financial information in this annual report includes the results of operations of Mahopac for the seven-month period ending December 31, 1999. The 29.83 percent interest in The Mahopac National Bank, which is not owned by Tompkins, is shown as a minority interest in consolidated subsidiaries on the 1999 consolidated statement of condition. The Mahopac transaction resulted in a core deposit intangible of $3.5 million, which is being amortized over a ten year period, and goodwill of $2.5 million, which is being amortized over a 20 year period. Pursuant to the agreement by which Letchworth acquired approximately 70 percent ownership interest in The Mahopac National Bank, Tompkins has assumed an option to acquire the remaining outstanding shares of The Mahopac National Bank from the minority shareholders, at 90 percent of their fair value. The option becomes exercisable in December 2000, if the Company's shares in The Mahopac National Bank have not been acquired by the minority shareholders at 90 percent of their fair value.


NOTE 3 SECURITIES


The following summarizes securities:
                                                                                    AVAILABLE-FOR-SALE SECURITIES
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        GROSS            GROSS
                                                                    AMORTIZED        UNREALIZED       UNREALIZED           FAIR
DECEMBER 31, 1999 (IN THOUSANDS)                                      COST              GAINS           LOSSES             VALUE
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of
   U.S. Government agencies                                        $156,763              $ 63           $6,025          $150,801
Obligations of states and political subdivisions                     47,943               325              628            47,640
Mortgage-backed securities                                           85,340                50            2,204           83,186
U.S. corporate securities                                             4,486                 7               25             4,468
------------------------------------------------------------------------------------------------------------------------------------
Total debt securities                                               294,532               445            8,882           286,095
------------------------------------------------------------------------------------------------------------------------------------
Equity securities                                                     7,771               333                0             8,104
------------------------------------------------------------------------------------------------------------------------------------
TOTAL AVAILABLE-FOR-SALE SECURITIES                                $302,303              $778           $8,882          $294,199
====================================================================================================================================

Available-for-sale securities includes $6,665,000 in equity securities, which are carried at amortized cost since fair values are not readily determinable.
This figure includes $5,039,000 of Federal Home Loan Bank Stock.

                                                                                     HELD-TO-MATURITY SECURITIES
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        GROSS            GROSS
                                                                    AMORTIZED        UNREALIZED       UNREALIZED           FAIR
DECEMBER 31, 1999 (IN THOUSANDS)                                      COST              GAINS           LOSSES             VALUE
------------------------------------------------------------------------------------------------------------------------------------
Obligations of states and  political subdivisions                   $30,975              $349              $59           $31,265
------------------------------------------------------------------------------------------------------------------------------------
TOTAL HELD-TO-MATURITY DEBT SECURITIES                              $30,975              $349              $59           $31,265
====================================================================================================================================

                                                                                    AVAILABLE-FOR-SALE SECURITIES
                                                                                        GROSS            GROSS
                                                                    AMORTIZED        UNREALIZED       UNREALIZED           FAIR
DECEMBER 31, 1998 (IN THOUSANDS)                                      COST              GAINS           LOSSES             VALUE
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of
   U.S. Government agencies                                        $135,719            $1,858             $ 21          $137,556
Obligations of states and political subdivisions                     32,487             1,415               25            33,877
Mortgage-backed securities                                           71,570               444              134           71,880

------------------------------------------------------------------------------------------------------------------------------------
Total debt securities                                               239,776             3,717              180           243,313
Equity securities                                                     5,769               173                0             5,942
------------------------------------------------------------------------------------------------------------------------------------
TOTAL AVAILABLE-FOR-SALE SECURITIES                                $245,545            $3,890             $180          $249,255
====================================================================================================================================

Available-for-sale securities includes $4,833,000 in equity securities, which are carried at amortized cost since fair values are not readily determinable.
This figure includes $3,629,000 of Federal Home Loan Bank Stock.

                                                                                     HELD-TO-MATURITY SECURITIES
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        GROSS            GROSS
                                                                    AMORTIZED        UNREALIZED       UNREALIZED           FAIR
DECEMBER 31, 1998 (IN THOUSANDS)                                      COST              GAINS           LOSSES             VALUE
------------------------------------------------------------------------------------------------------------------------------------
Obligations of states and  political subdivisions                   $34,088              $923               $0           $35,011
------------------------------------------------------------------------------------------------------------------------------------
TOTAL HELD-TO-MATURITY DEBT SECURITIES                              $34,088              $923               $0           $35,011
------------------------------------------------------------------------------------------------------------------------------------


The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       AMORTIZED      FAIR
DECEMBER 31, 1999 (in thousands)                         COST        VALUE
---------------------------------------------------------------------------
Available-for-sale securities:
  Due in one year or less                               $12,288     $12,630
  Due after one year through five years                  50,134      49,325
  Due after five years through ten years                136,749     131,116
  Due after ten years                                    10,019       9,838
TOTAL AVAILABLE-FOR-SALE DEBT SECURITIES                209,190     202,909
---------------------------------------------------------------------------
  Mortgage-backed securities                             85,342      83,186
  Equity securities                                       7,771       8,104
---------------------------------------------------------------------------
TOTAL AVAILABLE-FOR-SALE SECURITIES                    $302,303    $294,199
===========================================================================

                                                          AMORTIZED    FAIR
DECEMBER 31, 1999 (in thousands)                           COST       VALUE
---------------------------------------------------------------------------
Held-to-maturity securities:
  Due in one year or less                               $11,420     $11,457
  Due after one year through five years                  14,721      14,949
  Due after five years through ten years                  3,450       3,516
  Due after ten years                                     1,384       1,343
---------------------------------------------------------------------------
TOTAL HELD-TO-MATURITY DEBT SECURITIES                  $30,975     $31,265
===========================================================================


Gains from the sales of available-for-sale securities were $37,000 in 1999, $89,000 in 1998, and $37,000 in 1997; losses from the sales of available-for-sale securities were $96,000 in 1999, $101,000 in 1998, and $85,000 in 1997.

At December 31, 1999, securities with a carrying value of $249,258,000 were pledged to secure public deposits (as required by law), and securities were sold under agreements to repurchase.

Except for U.S. government securities, there were no holdings, when taken in aggregate, of any single issuer that exceeded 10 percent of shareholders' equity at December 31, 1999.


NOTE 4 COMPREHENSIVE INCOME

Comprehensive income for the three years ended December 31, 1999, is summarized below:

---------------------------------------------------------------------------------------
DECEMBER 31 (in thousands)                                 1999        1998        1997
---------------------------------------------------------------------------------------
Net income                                              $15,200     $14,502     $12,992
---------------------------------------------------------------------------------------
Net unrealized holding gain (loss) on available-for-sale
  securities during the year. Pre-tax unrealized holding
  gain (loss) was   $(11,873) in 1999, $1,387 in 1998,
  and $1,878 in 1997.                                    (7,119)        948       1,125

Reclassification adjustment for net realized loss on sale of available-for-sale securities (pre-tax of $59 in 1999,
  $12 in 1998, and $48 in 1997).                             35           8          29
---------------------------------------------------------------------------------------
Other comprehensive (loss) income                        (7,084)        956       1,154
---------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                              $ 8,116     $15,458     $14,146
========================================================================================


NOTE 5 LOAN/LEASE CLASSIFICATION SUMMARY AND RELATED PARTY TRANSACTIONS

Loans/Leases at December 31 were as follows:
--------------------------------------------------------------------------------

(in thousands)                                            1999         1998
--------------------------------------------------------------------------------

Residential real estate                                $312,506    $232,167
Commercial real estate                                  141,903     105,222
Real estate construction                                 19,046       9,064
Commercial                                              166,263     154,085
Consumer and other                                       99,206      78,018
Leases                                                   18,850      15,691
--------------------------------------------------------------------------------
  Total loans and leases                                757,774     594,247
--------------------------------------------------------------------------------
  Less unearned income and net deferred costs and fees   (2,392)     (2,054)
--------------------------------------------------------------------------------
TOTAL LOANS AND LEASES, NET OF UNEARNED INCOME         $755,382    $592,193
================================================================================

Directors and officers of the Company and its affiliated companies were customers of, and had other transactions with, the Company in the ordinary course of business. Such loans and commitments were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risk of collectibility or present other unfavorable features.

Loan transactions with related parties are summarized as follows:

(in thousands)                                     1999       1998
--------------------------------------------------------------------------------
Balance January 1                               $5,855     $5,579
Related party loans associated with
  purchase acquisition                             576          0
New loans and advances                           5,126      4,977
Loan payments                                   (6,444)   (4,701)
--------------------------------------------------------------------------------
BALANCE DECEMBER 31                             $5,113     $5,855
================================================================================


During 1999, the Company sold $1,401,000 of education loans and $6,035,000 of mortgage loans, realizing net gains of $27,000. During 1998, the Company sold $6,877,000 of student loans and $1,687,000 of mortgage loans, realizing a net gain of $107,000. During 1997, the Company sold $3,306,000 in student loans and $1,006,000 in mortgage loans, realizing a net gain of $12,000. Net gains and losses on the sale of loans are included in other operating income on the Company's consolidated statements of income. There were no loans held for sale at December 31, 1999, or 1998. At December 31, 1999, the Company serviced mortgage loans for third parties aggregating $59,145,000, compared to $31,646,000 at December 31, 1998.

The Company's loan/lease customers are located primarily in the upstate New York communities served by its three subsidiary banks. The Trust Company operates eleven full-service banking offices in the counties of Tompkins and Schuyler. The Bank of Castile operates twelve branch offices in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. The Bank of Castile branch locations include its recently opened branch office in the Monroe County town of Chili. The Mahopac National Bank is located in Putnam County, and operated three full-service branches in that county on December 31, 1999. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

NOTE 6 RESERVE FOR LOAN/LEASE LOSSES

Changes in the reserve for loan/lease losses are summarized as follows:

(in thousands)                                   1999      1998      1997
------------------------------------------------------------------------------
Reserve at beginning of year                   $7,405     $7,007    $6,620
Allowance related to purchase acquisition       1,511          0         0
Provisions charged to operations                  944      1,539     1,436
Recoveries on loans/leases                        476        448       522
Loans/leases charged-off                       (1,108)    (1,589)   (1,571)
------------------------------------------------------------------------------
RESERVE AT END OF YEAR                         $9,228     $7,405    $7,007
==============================================================================

The Company's recorded investment in loans/leases that are considered impaired totaled $2,371,000 at December 31, 1999, and $684,000 at December 31, 1998. The
average recorded investment in impaired loans/leases was $828,000 in 1999, $1,592,000 in 1998, and $1,399,000 in 1997. The December 31, 1999, recorded investment in impaired loans/leases includes $2,059,000 of loans/leases which had related reserves of $786,000. The recorded investment in impaired loans/leases at December 31, 1998, included $394,000 of loans/leases which had related reserves of $136,000. Interest income recognized for cash payments received on impaired loans/leases was $103,000 for 1999, and was not material to the accompanying financial statements for 1998 or 1997.

The principal balance of loans/leases not accruing interest, including impaired loans/leases, amounted to approximately $3,698,000 and $1,611,000 at December 31, 1999, and 1998, respectively. The difference between the interest income that would have been recorded if these loans/leases had been paid in accordance with their original terms and the interest income recorded for the three-year period ended December 31, 1999, was not significant.

NOTE 7 BANK PREMISES AND EQUIPMENT

Bank premises and equipment at December 31 were as follows:

(in thousands)                                     1999      1998
------------------------------------------------------------------------------
Land                                          $  3,148   $  1,234
Bank premises                                   19,409     12,558
Furniture, fixtures, and equipment              17,574     14,793
Accumulated depreciation and amortization     (18,984)   (14,830)
------------------------------------------------------------------------------
                                               $21,147    $13,755
==============================================================================

Depreciation and amortization expense in 1999, 1998, and 1997 are included in operating expenses as follows:

(in thousands)                                      1999     1998      1997
------------------------------------------------------------------------------
Bank premises                                   $  702     $  474    $  434
Furniture, fixtures, and equipment               1,420      1,193     1,186
------------------------------------------------------------------------------
                                                $2,122     $1,667    $1,620
------------------------------------------------------------------------------


NOTE 8 DEPOSITS

The aggregate time deposits of $100,000 or more were $179,936,000 at December 31, 1999, and $138,730,000 at December 31, 1998. Scheduled maturities of time deposits at December 31, 1999, were as follows:

                                                 LESS THAN $100,000
(in thousands)                                   $100,000  AND OVER    TOTAL
------------------------------------------------------------------------------
Maturity:
  Three months or less                         $57,953   $121,578  $179,531
  Over three through six months                 41,164     35,718    76,882
  Over six through twelve months                36,121     15,090    51,211
------------------------------------------------------------------------------
Total due in 2000                              135,238    172,386   307,624
  2001                                          45,898      5,780    51,678
  2002                                           9,567        957    10,524
  2003                                           3,043        511     3,554
  2004 and thereafter                            2,689        302     2,991
------------------------------------------------------------------------------
                                              $196,435   $179,936  $376,371
==============================================================================

NOTE 9 FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO
       REPURCHASE

Information regarding securities sold under agreements to repurchase as of December 31, 1999, is summarized below:

(dollar amounts in thousands)        COLLATERAL SECURITIESREPURCHASE LIABILITY
--------------------------------------------------------------------------------
                                                ESTIMATED       WEIGHTED AVERAGE
                                     CARRYING     FAIR              INTEREST
                                       AMOUNT      VALUE    AMOUNT     RATE
--------------------------------------------------------------------------------
Maturity/Type of Asset

2 to 30 days:
  U.S. Government agency securities      $18       $18        $16     5.35%
  Mortgage-backed securities             309       309        312     5.25%
  Obligations of states and political
   subdivisions                          115       117        99      5.35%

31 to 89 days:
  U.S. Treasury securities               509       509        518     4.82%
  Mortgage-backed securities             360       360        350     5.45%

Over 90 days:
  Mortgage-backed securities             672       672        668     5.00%
  Obligations of states and political
     subdivisions                        560       559        492     5.29%

Demand:
  U.S. Treasury securities             5,461     5,461      5,439     5.43%
  U.S. Government agency securities   15,001    15,001     15,561     5.20%
  Corporate bonds                      3,007     3,007      3,000     5.00%
  Mortgage-backed securities          30,791    30,791     31,391     4.94%
--------------------------------------------------------------------------------
                                     $56,803   $56,804    $57,846     5.07%
================================================================================


At December 31, 1999, substantially all of the above securities were held by the Bank of New York or the Federal Reserve Bank of New York.

Additional information regarding securities sold under agreements to repurchase and federal funds purchased for the years ended December 31, is detailed in the table below:

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (dollar amounts in thousands)

                                                           1999        1998
--------------------------------------------------------------------------------
Total outstanding at December 31                          $57,846   $61,205
Maximum month-end balance                                  60,662    66,079
Average balance during the year                            56,453    57,379
Average interest rate paid during year                       4.76%     5.12%
================================================================================

FEDERAL FUNDS PURCHASED  (dollar amounts in thousands)       1999      1998
--------------------------------------------------------------------------------

Total outstanding at December 31                               $0        $0
Maximum month-end balance                                  13,500    13,500
Average balance during the year                             4,201     3,012
Average interest rate paid during year                       5.27%     5.74%
================================================================================

NOTE 10  OTHER BORROWINGS

The Company, through its subsidiary banks, had available lines-of-credit agreements with banks permitting borrowings to a maximum of approximately $29,500,000 at December, 31, 1999, and $14,500,000 at December 31, 1998. No
advances were outstanding against those lines at December 31, 1999, or 1998.

All bank subsidiaries are members of the Federal Home Loan Bank (FHLB) and as such, may apply for advances secured by certain residential mortgage loans and other assets, provided that certain standards for credit worthiness have been met. At December 31, 1999, the Company, through its subsidiaries, had established unused lines of credit with the FHLB of $106,916,000. At December 31, 1999, the $41,913,000 in term advances from the FHLB, compared to $48,968,000 at December 31, 1998.

FHLB term advances due in one year or less as of December 31, 1999, and 1998, are detailed in the table below:

FEDERAL HOME LOAN BANK ADVANCES:
(dollar amounts in thousands)                               1999     1998
--------------------------------------------------------------------------------
Due in one year or less:
  Total outstanding at December 31                        $10,000   $ 1,570
  Maximum month-end balance                                10,000    31,000
  Average balance during the year                           2,285    21,535
  Average interest rate paid during year                     5.46%     5.78%
================================================================================


At December 31, 1999, there were advances due in more than one year of $31,913,000, with a weighted average rate of 5.49 percent. Maturities of advances included $15,000,000 maturing in 2003, $13,354,000 in 2004, $952,000 in
2006, $2,000,000 in 2009, and $606,000 in 2010. The Company's FHLB borrowings at December 31, 1999, include $25,000,000 in fixed-rate callable borrowings, which can be called by the FHLB on the first anniversary of the borrowing, and quarterly thereafter.

Other borrowings at December 31, 1999, included a $100,000 Treasury Tax and Loan Note account with the Federal Reserve Bank of New York, compared to $5,000 at December 31, 1998.

NOTE 11 EMPLOYEE BENEFIT PLANS

The Trust Company and The Bank of Castile have noncontributory defined-benefit pension plans covering substantially all employees. The benefits are based on years of service and a percentage of the employee's average compensation.

In addition to the defined pension plan, the Trust Company offers post-retirement medical coverage, life insurance, and prescription drug coverage to full-time employees who have worked ten years and attained age 55. Medical coverage is contributory with contributions reviewed annually. The Trust Company assumes the majority of the cost for these other benefits, while retirees share some of the cost through co-insurance and deductibles. The Bank of Castile does not provide post-retirement benefits other than the defined-benefit pension plan.

The following table sets forth the changes in the plans' accumulated benefit obligation and plan assets, and the plans' funded status and amounts recognized in the Company's consolidated statements of condition at December 31, 1999 and 1998. At December 31, 1999, and 1998, the Trust Company had a prepaid benefit cost of $2,396,000 and $2,149,000, respectively, and The Bank of Castile had an accrued benefit cost of $207,000 and $123,000, respectively. For purposes of this disclosure the defined-benefit pension plans have been combined.

                                                          PENSION BENEFITS               OTHER BENEFITS
------------------------------------------------------------------------------------------------------------
(dollar amounts in thousands)                            1999          1998           1999          1998
------------------------------------------------------------------------------------------------------------

Change in benefit obligation:
  Benefit obligation at beginning of year             $17,375      $ 13,923     $   3,114      $   3,004
  Service cost                                            646           548            88             78
  Interest cost                                         1,134         1,041           227            203
  Actuarial (gain) loss                                (1,396)        2,541           141            (19)
  Benefits paid                                          (776)         (678)         (179)          (152)
------------------------------------------------------------------------------------------------------------
BENEFIT OBLIGATION AT END OF YEAR                     $16,983      $ 17,375     $   3,391      $   3,114

------------------------------------------------------------------------------------------------------------

Change in plan assets
  Fair value of plan assets at beginning of year      $16,207      $ 16,621   $         0     $        0
  Actual return on plan assets                          1,523            38             0              0
  Employer contribution                                   579           226           178            151
  Benefits paid                                          (776)         (678)         (178)          (151)
------------------------------------------------------------------------------------------------------------
FAIR VALUE OF PLAN ASSETS AT END OF YEAR              $17,533       $16,207   $         0     $        0
------------------------------------------------------------------------------------------------------------
Funded status                                       $     550      $ (1,168)      $(3,391)       $(3,114)
Unrecognized net actuarial loss (gain)                  1,781         3,400            (9)          (149)
Net transition (asset) obligation                        (301)         (377)        1,502          1,617
Unrecognized prior service cost                           159           171             0              0
============================================================================================================
PREPAID (ACCRUED) BENEFIT COST                       $  2,189     $   2,026       $(1,898)       $(1,646)
============================================================================================================

TOMPKINS COUNTY TRUST COMPANY
Weighted-average assumptions as of September 30:
  Discount rate                                          7.25%         6.90%         6.90%          6.90%
  Expected return on plan assets                         8.50%         8.50%          --              --
  Rate of compensation increase                          4.00%         4.00%         4.00%          4.00%

THE BANK OF CASTILE

Weighted-average assumptions as of September 30:

  Discount rate                                          7.25%         6.50%           N/A            N/A
  Expected return on plan assets                         8.50%         7.75%           N/A            N/A
  Rate of compensation increase                          5.00%         5.50%           N/A            N/A
============================================================================================================



The Trust Company currently provides certain life and health insurance benefits to substantially all of its employees upon retirement. The weighted average annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is 9.9 percent beginning in 2000, and is assumed to decrease gradually to 5.0 percent in 2046 and beyond. Increasing the assumed health care cost trend rates by 1 percent in each year would increase the accumulated post-retirement benefit obligation as of December 31, 1999, by $42,000 and the net periodic post-retirement benefit cost for 1999 by $3,000. Decreasing the assumed health care cost trend rates by 1 percent each year would decrease the accumulated post-retirement benefit obligation as of December 31, 1998, by $55,000 and the net periodic post-retirement benefit cost by $4,000.

Net periodic benefit cost includes the following components:


COMPONENTS OF NET PERIODIC BENEFIT COST             PENSION BENEFITS                 OTHER BENEFITS
(in thousands)                                 1999       1998       1997      1999       1998       1997
------------------------------------------------------------------------------------------------------------
Service cost                                 $  646     $  548    $   576     $   88     $   78      $  70
Interest cost                                 1,134      1,040        944        227        203        208
Expected return on plan assets               (1,371)    (1,381)    (1,133)         0          0          0
Amortization of prior service cost               14         14         14          0          0          0
Recognized net actuarial gain (loss)             70          0         14          0         (4)         0
Amortization of transition (asset) liability    (77)       (77)       (77)       116        116        116
------------------------------------------------------------------------------------------------------------
NET PERIODIC BENEFIT COST                    $  416     $  144    $   338      $ 431      $ 393      $ 394
============================================================================================================


In addition, the Trust Company and The Bank of Castile have an Incentive Stock Ownership Plan (ISOP) and an Employee Stock Ownership Plan (ESOP), which cover substantially all employees of those organizations. The plans allow for Company contributions in the form of cash and/or stock of the Company. Contributions are determined by the board of directors as determined by a performance-based formula, and are limited to a maximum amount as stipulated in the respective plans.

In 1994, the Trust Company ISOP borrowed $1,650,000 from the Trust Company to purchase 82,500 common shares of the Company. The debt has a term of ten years and an interest rate of 9.5 percent. At December 31, 1999, the debt had been repaid and no shares remained unallocated. The Trust Company recognized compensation expense for the ISOP of $375,000 in 1999, $364,000 in 1998, and $351,000 in 1997, based on the average fair value of shares committed to be released.

In 1997, The Bank of Castile ESOP borrowed $487,000 from The Bank of Castile to purchase Company stock for the ESOP. The debt has a term of ten years and on December 31, 1999, had an outstanding balance of $389,000 and an adjustable interest rate of 9.5 percent. On December 31, 1999, 37,637 shares remained unallocated with a fair market value of $1,087,000. Letchworth recognized compensation expense of $130,000 in 1999, $132,000 in 1998, and $102,000 in 1997
based on the average fair value of shares committed to be released.

Life insurance benefits are provided to certain officers of the Company. In connection with these benefits, the Company purchased $815,000 and $10,980,000 in corporate owned life insurance in 1999 and 1998, respectively, which is carried at its cash surrender value as an other asset in the consolidated statements of condition. Increases in the cash surrender value of the insurance are reflected as other operating income, and the related mortality expense is recognized as other expense in the consolidated statements of income.

NOTE 12 STOCK BASED COMPENSATION

In 1992, the Company adopted a stock option plan (the "1992 Plan") which authorized grants of options up to 254,100 shares of authorized but unissued common stock. In 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan") which authorized grants of options up to 240,000 shares of authorized but unissued common stock, plus to the extent authorized by the board of directors, shares which are reacquired by the Company. Under the 1992 Plan and the 1998 Plan, the board of directors may grant stock options to officers, employees, and certain other individuals. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Stock options may not have a term in excess of ten years, and have vesting periods that range between one and five years from the grant date. Outstanding options of Letchworth were converted to options of Tompkins at the time of the merger. At December 31, 1999, there were 113,697 shares available for grant under the 1992 and 1998 Plans.

The Company applies APB Opinion No. 25 in accounting for stock based compensation, and accordingly, no compensation cost has been recognized for stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value of its stock options at the grant date under SFAS No. 123, the Company's net income and earnings per share would have been reduced to pro forma amounts indicated in the following table:

(in thousands except per share data)               1999      1998      1997
------------------------------------------------------------------------------
Net income:
  As reported                                 $ 15,200     14,502    12,992
  Pro forma                                     14,958     14,387    12,907
------------------------------------------------------------------------------
Basic earnings per share:
  As reported                                    $2.15       2.05      1.91
  Pro forma                                       2.12       2.03      1.89
------------------------------------------------------------------------------
Diluted earnings per share:
  As reported                                    $2.12       2.01      1.84
  Pro forma                                       2.08       1.99      1.83
==============================================================================

Pro forma compensation cost is amortized over the options' vesting period. Pro forma net income reflects only options granted after January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation cost for options granted prior to January 1, 1995 is not considered.

The per share weighted average fair value of stock options granted during 1999, 1998, and 1997 was $8.07, $8.52, and $5.18, respectively. Fair values were arrived at using the Black Scholes option-pricing model with the following assumptions:

                                                  1999        1998      1997
--------------------------------------------------------------------------------
Risk-free interest rate                           5.85%      5.31%     5.78%
Expected dividend yield                           3.43%      3.10%     3.64%
Volatility                                       47.00%     27.60%    20.20%
Expected life (years)                             7.00       8.00      8.00
--------------------------------------------------------------------------------


The following table presents the combined stock option activity for the 1992 Plan and the 1998 Plan during the periods indicated:

                                                                WEIGHTED AVERAGE
                                             NUMBER OF SHARES     EXERCISE PRICE
--------------------------------------------------------------------------------
1999:
Beginning balance                              300,738               $16.78
  Granted                                       33,568                20.17
  Exercised                                    (79,589)               10.25
  Forfeited                                     (2,740)                7.29
--------------------------------------------------------------------------------
OUTSTANDING AT YEAR-END                        251,977                19.46
================================================================================
EXERCISABLE AT YEAR-END                        158,377               $18.24
================================================================================

  Beginning balance                            349,149               $15.88
  Granted                                       12,600                25.64
  Exercised                                    (54,445)               12.45
  Forfeited                                     (6,566)               16.84
--------------------------------------------------------------------------------
OUTSTANDING AT YEAR-END                        300,738                16.78
================================================================================
EXERCISABLE AT YEAR-END                        154,640               $14.35
================================================================================
1997:
  Beginning balance                            335,742               $13.25
  Granted                                       63,000                23.66
  Exercised                                    (46,295)               8.02
  Forfeited                                     (3,298)              19.43
--------------------------------------------------------------------------------
OUTSTANDING AT YEAR-END                        349,149                15.88
================================================================================
EXERCISABLE AT YEAR-END                        144,348               $13.22
================================================================================

The following summarizes outstanding and exercisable options at December 31, 1999:

                        OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
-----------------------------------------------------------------------------------------------
RANGE OF                  WEIGHTED AVERAGE   WEIGHTED                           WEIGHTED
EXERCISE        NUMBER       REMAINING        AVERAGE         NUMBER             AVERAGE
 PRICES      OUTSTANDING   CONTRACTUAL     LIFE EXERCISE   PRICE EXERCISABLE    EXERCISE PRICE
-----------------------------------------------------------------------------------------------
$ 7.30-14.12   52,460         4.56             $13.23            47,322             $13.14
$15.56-19.27   85,695         5.98             $19.07            61,547             $18.99
$20.17-21.90   49,197         8.56             $20.54            24,564             $20.67
$23.66-32.75   64,625         7.68             $24.23            24,944             $23.66
-----------------------------------------------------------------------------------------------
              251,977         6.62             $19.46           158,377             $18.24
===============================================================================================


NOTE 13 INCOME TAXES

The income tax expense (benefit) attributable to income from operations is summarized as follows:

(in thousands)                                    CURRENT  DEFERRED    TOTAL
------------------------------------------------------------------------------
1999:
  Federal                                       $7,338     $(523)    $6,815
  State                                          1,087       (53)     1,034
------------------------------------------------------------------------------
                                                $8,425     $(576)    $7,849
------------------------------------------------------------------------------
1998:

  Federal                                       $6,261     $(421)    $5,840
  State                                          1,492      (116)     1,376
------------------------------------------------------------------------------
                                                $7,753     $(537)    $7,216
------------------------------------------------------------------------------
1997:

  Federal                                       $5,449     $(324)    $5,125
  State                                          1,680       (51)     1,629
------------------------------------------------------------------------------
                                                $7,129     $(375)    $6,754
------------------------------------------------------------------------------


The primary reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings are as follows:

                                                    1999      1998      1997
------------------------------------------------------------------------------
Statutory federal income tax rate                 35.0%      34.0%     34.0%
  State income taxes, net of federal tax benefit   2.9        4.2       5.4
  Tax exempt income                               (4.8)      (4.8)     (5.0)
  Non-deductible merger costs                      1.5          0         0
  All other                                       (0.5)      (0.1)     (0.2)
------------------------------------------------------------------------------
                                                  34.1%      33.3%     34.2%
------------------------------------------------------------------------------


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows:

(in thousands)                                               1999      1998
------------------------------------------------------------------------------
Deferred tax assets:
  Reserve for loan/lease losses                            $3,378    $2,660
  Compensation and benefits                                 2,015     1,610
  Other                                                       779       370
------------------------------------------------------------------------------
TOTAL DEFERRED TAX ASSETS                                  $6,172    $4,640
------------------------------------------------------------------------------
Deferred tax liabilities:
  Leasing transactions                                     $1,432    $1,347
  Prepaid pension                                             948       858
  Depreciation                                                653       622
  Purchase accounting adjustments                             810         0
  Other                                                       270       122
------------------------------------------------------------------------------
TOTAL DEFERRED TAX LIABILITIES                             $4,113    $2,949
------------------------------------------------------------------------------
NET DEFERRED TAX ASSET AT YEAR-END                         $2,059    $1,691
==============================================================================
NET DEFERRED TAX ASSET AT BEGINNING OF YEAR                $1,691     1,154
------------------------------------------------------------------------------
Increase in net deferred tax asset                          (368)      (537)
Net deferred tax asset acquired                              723          0
Initial purchase accounting adjustments                     (931)         0
------------------------------------------------------------------------------
DEFERRED TAX BENEFIT                                       $(576)     $(537)
==============================================================================

This analysis does not include the recorded deferred tax assets/(liabilities) of $3,359,000 and $(1,371,000) related to the net unrealized depreciation (appreciation) in the available-for-sale securities portfolio as of December 31, 1999, and 1998, respectively.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry-back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary.

NOTE 14 COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases land, buildings, and equipment under operating lease arrangements extending to the year 2090. Rental expense included in operating expenses amounted to $359,000 in 1999, $343,000 in 1998, and $348,000 in 1997.

The future minimum rental commitments as of December 31, 1999, for all operating leases that cannot be canceled are as follows:

                        (in thousands)
                2000       $   193
                2001           177
                2002           156
                2003           158
                2004           133
                Thereafter  $3,552

Most leases include options to renew for periods ranging from five to 20 years. Options to renew are not included in the above future minimum rental commitments.

The Company, in the normal course of business, is a party to financial instruments with off-balance-sheet risk to meet the financial needs of its customers. These financial instruments include loan commitments, stand-by letters of credit, and unused portions of lines of credit. The contract, or notional amount, of these instruments represents the Company's involvement in particular classes of financial instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the consolidated statements of condition.

As of December 31, 1999, the Company was committed to invest $3,850,000 in a limited partnership formed to operate a Small Business Investment Company
(SBIC). As of December 31, 1999, the Company had made equity investments in the SBIC of $2,988,000, which is accounted for under the equity method of accounting, and is included in other assets on the Company's consolidated statements of condition. On December 31, 1999, and 1998, the cost of the Company's investment in the SBIC approximates fair value.

The Company's maximum potential obligations to extend credit for loan commitments (unfunded loans and unused lines of credit, stand-by letters of credit) outstanding, and its remaining commitment to invest in a Small Business Investment Company, on December 31 were as follows:

 (in thousands)                                              1999      1998
------------------------------------------------------------------------------
Loan commitments                                         $146,254  $114,284
Stand-by letters of credit                                  3,793     2,542
Undisbursed portion of commercial lines of credit          30,592    12,376
Commitment to invest in limited  partnership registered
as a Small  Business Investment Company                       862       717
------------------------------------------------------------------------------
                                                         $181,501  $129,919
==============================================================================

Commitments to extend credit (including lines of credit) are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Stand-by letters of credit are conditional commitments to guarantee the performance of a customer to a third party. Management uses the same credit policies in making commitments to extend credit and stand-by letters of credit as are used for on-balance-sheet lending decisions. Based upon management's evaluation of the counterparty, the Company may require collateral to support commitments to extend credit and stand-by letters of credit. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and collateral or other security is of no value. The Company does not anticipate losses as a result of these transactions. These commitments also have off-balance-sheet interest-rate risk, in that the interest rate at which these commitments were made may not be at market rates on the date the commitments are fulfilled. Since some commitments and stand-by letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.

In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, based upon a review with counsel, the proceedings should not have a material effect on the consolidated financial statements.

NOTE 15 EARNINGS PER SHARE

Calculation of basic earnings per share (Basic EPS) and diluted earnings per share (Diluted EPS) is as follows:

                                                                                       NET            WEIGHTED
FOR YEAR ENDED DECEMBER 31, 1999                                                     INCOME        AVERAGE SHARES      PER SHARE
(in thousands except share and per share data)                                     (NUMERATOR)      (DENOMINATOR)       AMOUNT
--------------------------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to common shareholders                                               $15,200        7,068,409             $2.15

Effect of dilutive securities:
Stock options                                                                                          109,412

Diluted EPS:
Income available to common shareholders plus assumed conversions                      $15,200        7,177,821             $2.12
--------------------------------------------------------------------------------------------------------------------------------


The effect of dilutive securities calculation for 1999 excludes 2,000 options with an exercise price of $32.75 because the exercise price was greater than the average market price for the period.

                                                                                       NET            WEIGHTED
FOR YEAR ENDED DECEMBER 31, 1998                                                     INCOME        AVERAGE SHARES      PER SHARE
(in thousands except share and per share data)                                     (NUMERATOR)      (DENOMINATOR)       AMOUNT
--------------------------------------------------------------------------------------------------------------------------------

Basic EPS:
Income available to common shareholders                                               $14,502        7,081,213             $2.05

Effect of dilutive securities:
Stock options                                                                                          147,241
Stock warrants                                                                                              47

Diluted EPS:
Income available to common shareholders plus assumed conversions                      $14,502        7,228,501             $2.01
--------------------------------------------------------------------------------------------------------------------------------

                                                                                       NET            WEIGHTED
FOR YEAR ENDED DECEMBER 31, 1997                                                     INCOME        AVERAGE SHARES      PER SHARE
(in thousands except share and per share data)                                     (NUMERATOR)      (DENOMINATOR)       AMOUNT
--------------------------------------------------------------------------------------------------------------------------------

Basic EPS:
Income available to common shareholders                                               $12,992        6,811,571             $1.91

Effect of dilutive securities:
Stock options                                                                                          128,907
Stock warrants                                                                                         128,240

Diluted EPS:
Income available to common shareholders plus assumed conversions                      $12,992        7,068,718             $1.84
--------------------------------------------------------------------------------------------------------------------------------

NOTE 16 FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1999 and 1998. The carrying amounts shown in the table are included in the consolidated statements of condition under the indicated captions.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:
                                              1999                1998
------------------------------------------------------------------------------
                                      CARRYING    FAIR     CARRYING    FAIR
(in thousands)                         AMOUNT     VALUE     AMOUNT     VALUE
------------------------------------------------------------------------------
Financial assets:
  Cash and cash equivalents         $ 54,788  $ 54,788   $ 46,668  $ 46,668
  Securities - available-for-sale    294,199   294,199    249,255   249,255
  Securities - held-to-maturity       30,975    31,265     34,088    35,011
  Loans/leases, net                  746,154   741,043    584,788   591,322
  Accrued interest receivable          7,842     7,842      7,040     7,040
Financial liabilities:
  Time deposits                     $376,371  $376,307   $312,277  $313,650
  Other deposits                     597,868   597,868    421,367   421,367
  Securities sold under agreements
   to repurchase                      57,846    57,834     61,205    61,543
  Other borrowings                    42,012    41,845     48,973    49,781
  Accrued interest payable             3,880     3,880      3,898     3,898
------------------------------------------------------------------------------

The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS: The carrying amounts reported in the consolidated statements of condition for cash, noninterest bearing deposits, and federal funds sold approximate the fair value of those assets.

SECURITIES: Fair values for securities are based on quoted market prices. When no secondary market exists to quote a market price, the book value of the security is used as its fair value. Note 3 discloses the fair values of securities.

LOANS/LEASES: For variable rate loans/leases that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value of fixed rate loans/leases was estimated using discounted cash flow analyses, and interest rates currently offered for loans/leases with similar terms and credit quality.

DEPOSITS: The fair values disclosed for demand deposits (e.g. interest and noninterest checking) are, by definition, equal to the amount payable on demand at the reporting date (i.e., the carrying amounts). The carrying amounts of variable-rate money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregate expected monthly maturities.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE: The carrying amounts of securities sold under agreements to repurchase with maturities of 90 days or less approximate their fair values. Fair values of repurchase agreements with maturities of more than 90 days are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

OTHER BORROWINGS: The fair value of other borrowings was estimated using discounted cash flow analysis, discounted at the Company's current incremental borrowing rate for similar borrowing arrangements.

OFF-BALANCE-SHEET INSTRUMENTS: The fair value of outstanding loan commitments and stand-by letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties' credit standing, and discounted cash flow analyses. The fair value of these instruments approximates the value of the related fees and is not significant.

NOTE 17 REGULATION AND SUPERVISION

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by Federal Bank Regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA), banks must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications of the Company and its subsidiary banks are also subject to qualitative judgments by regulators concerning components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes that the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject.

As of December 31, 1999, the most recent notifications from federal bank regulatory agencies categorized the Trust Company, The Bank of Castile, and The Mahopac National Bank as well capitalized under the regulatory framework for PCA. To be categorized as well capitalized, the Company and its subsidiary banks must maintain total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the capital category of the Company or its subsidiary banks.

Actual capital amounts and ratios of the Company and its subsidiary banks are as follows:


                                                                      REQUIRED                 REQUIRED
                                                                        TO BE                    TO BE
                                               ACTUAL          ADEQUATELY CAPITALIZED      WELL CAPITALIZED

----------------------------------------------------------------------------------------------------------------
(dollar amounts in thousands)                 AMOUNT/RATIO          AMOUNT/RATIO             AMOUNT/RATIO
----------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1999:
Total Capital (to risk-weighted assets)
   The Company (consolidated)                 $109,105/14.5%       >$60,026/>8.0%            >$75,032/>10.0%
   Trust Company                               $70,264/16.0%       >$35,080/>8.0%            >$43,850/>10.0%
   Castile                                     $21,628/10.1%       >$17,079/>8.0%            >$21,349/>10.0%
   Mahopac                                     $17,907/16.7%        >$8,572/>8.0%            >$10,716/>10.0%
Tier I Capital (to risk-weighted assets)
   The Company (consolidated)                  $99,877/13.3%       >$30,013/>4.0%             >$45,019/>6.0%
   Trust Company                               $65,135/14.9%       >$17,540/>4.0%             >$26,310/>6.0%
   Castile                                     $19,077/ 8.9%        >$8,540/>4.0%             >$12,809/>6.0%
   Mahopac                                     $16,580/15.5%        >$4,286/>4.0%              >$6,429/>6.0%
Tier I Capital (to average assets)
   The Company (consolidated)                   $99,877/9.3%       >$42,913/>4.0%             >$53,641/>5.0%
   Trust Company                                $65,135/9.2%       >$28,431/>4.0%             >$35,539/>5.0%
   Castile                                      $19,077/6.6%       >$11,504/>4.0%             >$14,381/>5.0%
   Mahopac                                      $16,580/9.9%        >$6,696/>4.0%              >$8,370/>5.0%
----------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1998:

Total Capital (to risk-weighted assets)
   The Company (consolidated)                 $103,222/17.7%       >$46,633/>8.0%            >$58,291/>10.0%
   Trust Company                               $66,713/16.6%       >$32,138/>8.0%            >$40,173/>10.0%
   Castile                                     $32,107/17.7%       >$14,526/>8.0%            >$18,157/>10.0%
Tier I Capital (to risk-weighted assets)
   The Company (consolidated)                  $95,903/16.5%       >$23,317/>4.0%             >$34,975/>6.0%
   Trust Company                               $61,691/15.4%       >$16,069/>4.0%             >$24,104/>6.0%
   Castile                                     $29,837/16.4%        >$7,263/>4.0%             >$10,894/>6.0%
Tier I Capital (to average assets)
   The Company (consolidated)                  $95,903/10.2%       >$37,598/>4.0%             >$46,998/>5.0%
   Trust Company                               $61,691/ 9.4%       >$26,193/>4.0%             >$32,741/>5.0%
   Castile                                    $29,837/11.0%        >$10,818/>4.0%             >$13,522/>5.0%
----------------------------------------------------------------------------------------------------------------



The Company is subject to legal limitations on the amount of dividends that can be paid to shareholders. Generally, dividends are limited to retained net profits for the current year and two preceding years, which amounted to $26,107,000 as of December 31, 1999.

Each bank subsidiary is required to maintain reserve balances by the Federal Reserve Bank of New York. On December 31, 1999, the reserve requirement totaled $6,480,000, $3,324,000 and $1,224,000 for the Trust Company, The Bank of
Castile, and The Mahopac National Bank, respectively.

NOTE 18 CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

Condensed financial statements for Tompkins Trustco, Inc. (the Parent Company) as of December 31 are presented below.



CONDENSED STATEMENTS OF CONDITION

------------------------------------------------------------------------------
(in thousands)                                                1999     1998
------------------------------------------------------------------------------
ASSETS

Cash                                                         $769    $1,563
Available-for-sale securities, at fair value                2,559     2,425
Investment in subsidiaries, at equity                      90,251    93,350
Other, net                                                  5,786       832
------------------------------------------------------------------------------
                                TOTAL ASSETS              $99,365   $98,170
------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities                                                $2,741       518
Shareholders' equity                                       96,624    97,652
------------------------------------------------------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $99,365   $98,170
------------------------------------------------------------------------------



CONDENSED STATEMENTS OF INCOME

------------------------------------------------------------------------------
(in thousands)                                     1999      1998       1997
------------------------------------------------------------------------------
Dividends from available-for-sale investments     $110        $97       $92
Dividends received from banking subsidiaries    24,365      6,369     8,386
Other income                                        72         24         2
------------------------------------------------------------------------------
                      TOTAL OPERATING INCOME    24,547      6,490     8,480
------------------------------------------------------------------------------
Amortization of intangible assets                  370          0         0
Other expenses                                   2,198        728       352
------------------------------------------------------------------------------
                    TOTAL OPERATING EXPENSES     2,568        728       352
------------------------------------------------------------------------------
INCOME BEFORE TAXES AND UNDISTRIBUTED NET
  INCOME OF SUBSIDIARIES                        21,979      5,762     8,128
------------------------------------------------------------------------------
Income tax benefit                                (414)      (121)      (13)
Equity in undistributed income of subsidiaries  (7,193)     8,619     4,851
------------------------------------------------------------------------------
                                  NET INCOME   $15,200    $14,502   $12,992
------------------------------------------------------------------------------

CONDENSED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------
 (in thousands)                                    1999      1998      1997
------------------------------------------------------------------------------

OPERATING ACTIVITIES

Net Income                                     $15,200    $14,502   $12,992
Adjustments to reconcile net income to cash
 provided by operating activities:
  Equity in undistributed income of
  subsidiaries                                   7,193     (8,619)   (4,851)

  Amortization of intangible assets                370          0         0
  ESOP compensation expenses                       130        132       102
  Other, net                                      (334)      (846)     (516)
------------------------------------------------------------------------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES     22,559      5,169     7,727
------------------------------------------------------------------------------

INVESTING ACTIVITIES

  Purchase of securities                          (191)      (123)     (933)
  Purchase of The Mahopac National Bank        (14,624)         0         0
------------------------------------------------------------------------------
      NET CASH USED IN INVESTING ACTIVITIES    (14,815)      (123)     (933)
------------------------------------------------------------------------------
FINANCING ACTIVITIES

  Cash dividends                                (6,159)   (5,499)    (4,766)
  Repurchase of common shares                   (4,101)   (2,138)    (2,670)
  Repurchase of warrants                             0          0      (430)
  Treasury stock sold                               41         40        41
  Net  proceeds  from  exercise of stock  options,
   warrants,  and related tax benefit              691        281     4,160
  Advances from subsidiaries                     1,265          0         0
  Repayment of advances from subsidiaries         (275)       (49)      (60)
------------------------------------------------------------------------------
      NET CASH USED IN FINANCING ACTIVITIES     (8,538)    (7,365)   (3,725)
------------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH                       (794)    (2,319)    3,069
------------------------------------------------------------------------------
CASH AT BEGINNING OF YEAR                        1,563      3,882       813
------------------------------------------------------------------------------
CASH AT END OF YEAR                               $769     $1,563    $3,882
------------------------------------------------------------------------------

NOTE 19 UNAUDITED INTERIM FINANCIAL INFORMATION

SELECTED UNAUDITED QUARTERLY FINANCIAL DATA:            1999

------------------------------------------------------------------------------
(in thousands except per share data)    FIRST     SECOND     THIRD    FOURTH
------------------------------------------------------------------------------

Interest income                      $17,233   $18,301    $20,756   $21,327
Interest expense                       6,942     7,258      7,975     8,376
Net interest income                   10,291    11,043     12,781    12,951
Provision for loan/lease losses          238       268        174       264
Income before income taxes             5,782     5,849      6,732     4,686
Net income                             3,931     3,390      4,548     2,791
Net income per common share (basic)      .56       .55        .64       .40
Net income per common share (diluted)    .55       .55        .64       .39
------------------------------------------------------------------------------

                                                        1998

------------------------------------------------------------------------------
(in thousands except per share data)    FIRST     SECOND     THIRD    FOURTH
------------------------------------------------------------------------------

Interest income                      $17,091   $17,524    $17,598   $17,516
Interest expense                       7,257     7,411      7,410     7,293
Net interest income                    9,834    10,113     10,188    10,223
Provision for loan/lease losses          282       455        420       382
Income before income taxes             5,300     5,309      5,692     5,417
Net income                             3,485     3,493      3,856     3,668
Net income per common share (basic)      .49       .49        .55       .52
Net income per common share (diluted)    .48       .48        .54       .51
------------------------------------------------------------------------------

REPORT OF KPMG LLP,
INDEPENDENT AUDITORS

BOARD OF DIRECTORS AND SHAREHOLDERS, TOMPKINS TRUSTCO, INC.

We have audited the accompanying consolidated statements of condition of Tompkins Trustco, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Letchworth Independent Bancshares Corporation and Tompkins Trustco, Inc., which has been accounted for as a pooling-of-interests, as described in Note 2 to the consolidated financial statements. We did not audit the consolidated statement of condition of Letchworth Independent Bancshares Corporation as of December 31, 1998, or the related statements of income, changes in shareholders' equity, and cash flows of Letchworth Independent Bancshares Corporation for each of the years in the two year period ended December 31, 1998, which statements reflect total assets of $281.7 million as of December 31, 1998, and net interest income of $12.1 million and $11.4 million for the years ended December 31, 1998 and 1997, respectively. Those statements were audited by other auditors whose unqualified report dated January 22, 1999 has been furnished to us, and our opinion, insofar as it relates to the amounts included for Letchworth Independent Bancshares Corporation for 1998 and 1997, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tompkins Trustco, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999, in conformity with generally accepted accounting principles.

[GRAPHIC OMITTED]
SYRACUSE, NEW YORK
JANUARY 28, 2000

                     [This Page Intentionally Left Blank]

MANAGEMENT'S STATEMENT OF RESPONSIBILITY

Management is responsible for preparation of the consolidated financial statements and related financial information contained in all sections of this annual report, including the determination of amounts that must necessarily be based on judgments and estimates. It is the belief of management that the consolidated financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and that the financial information appearing throughout this annual report is consistent with the consolidated financial statements.

Management establishes and monitors the Company's system of internal accounting controls to meet its responsibility for reliable financial statements. The system is designed to provide reasonable assurance that assets are safeguarded, and that transactions are executed in accordance with management's authorization and are properly recorded.

The Audit/Examining Committee of the board of directors, composed solely of outside directors, meets periodically and privately with management, internal auditors, and independent auditors, KPMG LLP, to review matters relating to the quality of financial reporting, internal accounting control, and the nature, extent, and results of audit efforts. The independent and internal auditors have unlimited access to the Audit/Examining Committee to discuss all such matters. The consolidated financial statements have been audited by the Company's independent auditors for the purpose of expressing an opinion on the consolidated financial statements.

    /s/ James J. Byrnes        /s/ Richard D. Farr
   ----------------------    -----------------------
   James J. Byrnes           Richard D. Farr
   Chief Executive Officer   Chief Financial Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

Information relating to the Directors of the Company is incorporated herein by reference from the "Election of Directors" section of the Proxy Statement beginning on page 4 thereof.

EXECUTIVE OFFICERS

                           AGE      TITLE                                               JOINED COMPANY
                           ---      -----                                               --------------
James J. Byrnes            58       Chairman of the Board, and Chief Executive Officer  January 1989
James W. Fulmer            48       President, Director                                 January 2000*
Donald S. Stewart          55       Executive Vice President                            December 1984
Richard D. Farr            47       Senior Vice President and Chief Financial Officer   December 1988
Thomas J. Smith            59       Senior Vice President                               December 1984
Lawrence A. Updike         54       Senior Vice President                               December 1988



BUSINESS EXPERIENCE OF THE EXECUTIVE OFFICERS:

James J. Byrnes has been chairman of the board of the Company since April 1992, and chief executive officer of the Company since January 1989. From 1978 to 1988, Mr. Byrnes was employed at the Bank of Montreal, most recently as senior vice president.

Richard D. Farr has been employed by the Company since 1984, and has served as senior vice president and chief financial officer since December 1988.

Thomas J. Smith has been employed by the Company since 1964, and has served as senior vice president in charge of credit services since December 1984.

Donald S. Stewart has been employed by the Company since 1972, served as senior vice president in charge of trust and investment services since December 1984, and was promoted to executive vice president in 1997.

Lawrence A. Updike has been employed by the Company since 1965, and has served as senior vice president in charge of operations and systems since December 1988

*James W. Fulmer was appointed president of the Company in January 2000. Mr. Fulmer is the former president and chief executive officer of Letchworth Independent Bancshares Corporation, where he served as president and chief executive officer since January 1991. Effective December 31, 1999, Letchworth was merged with and into Tompkins Trustco, Inc.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

"Certain Relationships and Related Transactions" contained on page 12 of the Proxy Statement is incorporated by reference herein.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) THE FOLLOWING FINANCIAL STATEMENTS AND ACCOUNTANT'S REPORT ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K:

       Report of Independent Accountants

       Consolidated Statement of Condition for the years ended December 31, 1999, and 1998

       Consolidated Statement of Income for the years ended December 31, 1999, 1998, and 1997

       Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998, and 1997

       Consolidated Statement of Cash Flows for the years ended December 31, 1999, 1998, and 1997

       Notes to Consolidated Financial Statements

(A)(2) LIST OF FINANCIAL SCHEDULES

       Not Applicable.

(A)(3) EXHIBITS

Item No.   Description

2. Agreement and Plan of Reorganization, dated as of March 14, 1995, among the Bank, the Company and the Interim Bank incorporated herein by reference to the identically numbered exhibit contained in the Registrant's Registration Statement on Form 8-A (No. 0-27514), as filed with the Commission on December 29, 1995, and amended.

3.1 Certificate of Incorporation of the Company incorporated herein by reference to the identically numbered exhibit contained in the Registrant's Registration Statement on Form 8-A (No. 0-27514), as filed with the Commission on December 29, 1995, and amended.

3.2 Bylaws of the Company incorporated herein by reference to the identically numbered exhibit contained in the Registrant's Registration Statement on Form 8-A (No. 0-27514), as filed with the Commission on December 29, 1995, and amended.

4. Form of Specimen Common Stock Certificate of the Company incorporated herein by reference to the identically numbered exhibit contained in the Registrant's Registration Statement on Form 8-A (No. 0-27514), as filed with the Commission on December 29, 1995, and amended.

10.2 1992 Stock Option Plan incorporated herein by reference to the identically numbered exhibit contained in the Registrant's Registration Statement on Form 8-A (No. 0-27514), as filed with the Commission on December 29, 1995, and amended.

10.3 1996 Stock Retainer Plan for Non-Employee Directors incorporated herein by reference to the identically numbered exhibit contained in the Registrant's Registration Statement on Form 8-A (No. 0-27514), as filed with the Commission on December 29, 1995, and amended.

10.4 Form of Director Deferred Compensation Agreement incorporated herein by reference to the identically numbered exhibit contained in the Registrant's Registration Statement on Form 8-A (No. 0-27514), as filed with the Commission on December 29, 1995, and amended.

10.5 Deferred Compensation Plan for Senior Officers incorporated herein by reference to the identically numbered exhibit contained in the Registrant's Registration Statement on Form 8-A (No. 0-27514), as filed with the Commission on December 29, 1995, and amended.

10.6 Supplemental Executive Retirement Agreement with James J. Byrnes incorporated herein by reference to the identically numbered exhibit contained in the Registrant's Registration Statement on Form 8-A (No. 0-27514), as filed with the Commission on December 29, 1995, and amended.

10.7 Severance Agreement with James J. Byrnes incorporated herein by reference to the identically numbered exhibit contained in the Registrant's Registration Statement on Form 8-A (No. 0-27514), as filed with the Commission on December 29, 1995, and amended.

10.8 Lease Agreement dated August 20, 1993, between Tompkins County Trust Company and Comex Plaza Associates, relating to leased property at the Rothschilds Building, Ithaca, NY, incorporated herein by reference to the identically numbered exhibit contained in the Registrant's Form 10-K, as filed with the Commission on March 26, 1996, and amended.

10.9 Employment Agreement, dated September 12, 1989, by and between Letchworth and James W. Fulmer, incorporated by reference to Letchworth's Amendment No. 1 to Form S-18 Registration Statement (Reg. No. 33-31149-NY), filed with the Commission on October 31, 1989, and wherein such Exhibit is designated Exhibit 10(a).

10.10 Employment Agreement, dated as of January 1,1991, by and between Letchworth and Brenda L. Copeland, incorporated by reference to Letchworth's Annual Report on Form 10-K for the year ended December 31, 1991, filed with the Commission on March 30, 1992, and wherein such Exhibit is designated Exhibit 10(b).

10.11 Employee Stock Ownership Plan of Letchworth, incorporated by reference to Letchworth's Registration Statement on Form S-18 (Reg. No. 33-31149-NY), filed with the Commission on September 2, 1989, and wherein such Exhibit is designated Exhibit 10(c).

10.12 Defined Benefit Pension Plan of Letchworth, incorporated by reference to Letchworth's Registration Statement on Form S-18 (Reg. No. 33-31149-NY), filed with the Commission on September 2, 1989, and wherein such Exhibit is designated Exhibit 10(d).

10.13 Form of Executive Supplemental Income Agreement, as amended, incorporated by reference to Letchworth's Annual Report on Form 10-K for the year ended December 31, 1991 and filed with the Commission on March 30, 1992, and where in such Exhibit is designated Exhibit 19.

10.14 Form of Director Deferred Compensation Agreement, incorporated by reference to Letchworth's Registration Statement on Form S-18 (Reg. No. 33-31149-NY), filed with the Commission on September 2, 1989, and wherein such Exhibit is designated Exhibit 10(f).

10.15 Loan and Pledge Agreement, dated June 16, 1986, by and between Employee Stock Ownership Trust of Letchworth and Salamanca Trust Company, incorporated by reference to Letchworth's Registration Statement on Form S-18 (Reg. No. 33-31149-NY), filed with the Commission on September 2, 1989, and wherein such Exhibit is designated Exhibit 10(g).

10.16 Loan and Pledge Agreement, dated June 16, 1986, by and between Employee Stock Ownership Trust of Letchworth and Community National Bank, incorporated by reference to Letchworth's Registration Statement on Form S-18 (Reg. No. 33-31149-NY), filed with the Commission on September 2, 1989, and wherein such Exhibit is designated Exhibit 10(h).

10.17 Lease Agreement, dated March 1, 1982, by and between Letchworth and Herald Ford, Inc., incorporated by reference to Letchworth's Registration Statement on Form S-18 (Reg. No. 33-31149-NY), filed with the Commission on September 2, 1989, and wherein such Exhibit is designated Exhibit 10(i).

10.18 Lease Agreement, dated April 12, 1982, and an Addendum thereto, dated January 25, 1973, by and between Letchworth and 15 South Center Street, Inc., incorporated by reference to Letchworth's Registration Statement on Form S-18 (Reg. No. 33-31149-NY), filed with the Commission on September 2, 1989, and wherein such Exhibit is designated Exhibit 10(j).

10.19 Lease Agreement, dated August 1, 1974, by and between The Citizen Bank, Attica and Fred Glickstein, which Lease Agreement was assumed by Letchworth on December 7, 1984, incorporated by reference to Letchworth's Registration Statement on Form S-18 (Reg. No. 33-31149-NY), filed with the Commission on September 2, 1989, and wherein such Exhibit is designated Exhibit 10(k).

10.20 Salary Savings Plan (401(k) Plan) of Letchworth, incorporated by reference to Letchworth's Amendment No. 1 to Form S-18 Registration Statement (Reg. No. 33-31149-NY), filed with the Commission on October 31, 1989, and wherein such Exhibit is designated Exhibit 10(l).

10.21 Loan Agreement, dated November 6, 1990, by and between Letchworth and Alden State Bank, incorporated by reference to Letchworth's Annual Report on Form 10-K for the year-ended December 31, 1990, and filed with the Commission on April 1, 1991, and wherein such Exhibit is designated Exhibit 10(m).

10.22 Sales Contract, dated September 10, 1991, by and between John Piraino, Jr. ("Piraino") and the Bank, incorporated by reference to Letchworth's Annual Report on Form 10-K for the year ended December 31, 1992, and filed with the Commission on March 30, 1993, and wherein such Exhibit is designated Exhibit 10(n).

10.23 Indenture of Lease, dated September 10, 1991, by and between Piraino and the Bank, incorporated by reference to Letchworth's Annual Report on Form 10-K for the year ended December 31, 1992, and filed with the Commission on March 30, 1993, and wherein such Exhibit is designated
           Exhibit 10(o).

10.24 Purchase and Assumption Agreement, dated as of January 10, 1991, by and between Letchworth, The Bank of Castile, and Anchor Savings Bank FSB, incorporated by reference to the Letchworth's Report on Form 8-K/A amending the Letchworth's Current Report on Form 8-K dated January 31, 1992, and which Form 8-K/A was filed with the Commission on April 3, 1992, and wherein such Exhibit is designated Exhibit 10(a).

10.25 Sales Contract, dated as of January 10, 1991, by and between The Bank of Castile and Anchor Savings Bank FSB, incorporated by reference to Letchworth's Report on Form 8-K/A amending the Letchworth's Current Report on Form 8-K dated January 31, 1992, and which Form 8-K/A was filed with the Commission on April 3, 1992, and wherein such Exhibit is designated Exhibit 10(b).

10.26 Purchase and Assumption Agreement, dated as of May 11, 1994, by and between The Bank of Castile and The Chase Manhattan Bank (National Association), incorporated by reference to Letchworth's Report on Form 8-K, dated December 12, 1994, and which Form 8-K was filed with the Commission on December 19, 1994, and wherein such Exhibit is designated Exhibit 2.1.

10.27 Sales Contract, dated as of May 11, 1994, by and between The Bank of Castile and The Chase Manhattan Bank (National Association), incorporated by reference to Letchworth's Report on Form 8-K, dated December 12, 1994, and which Form 8-K was filed with the Commission on December 19, 1994, and wherein such Exhibit is designated Exhibit 2.2.

10.28 Agreement and Plan of Reorganization, dated as of July 30, 1999 between Tompkins Trustco, Inc. and Letchworth Independent Bancshares Corporation, incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-90411), in which such exhibit is included as Annex A.

10.29 Stock Purchase Agreement, dated October 31, 1998, between Letchworth and certain shareholders of The Mahopac National Bank, together with a letter agreement extending the closing date for said transaction until the close of business on June 4, 1999. The exhibit is incorporated by reference to Letchworth's report on Form 8-K dated June 17, 1999, as amended, wherein said exhibit is referenced as
           Exhibit 2(a).

10.30 Shareholder agreement dated October 16, 1998, by and among Letchworth and W. D. Spain & Sons Limited Partnership, William D. Spain, Jr., C. Compton Spain, Michael H. Spain, and William D. Spain.

11 Statement of Computation of Earnings Per Share Required information is incorporated by reference to Note 15 of the Company's consolidated financial statements included under Item 8.

21         Subsidiaries of Registrant:

           Tompkins County Trust Company, which is wholly-owned by the Company, and its subsidiary Tompkins Real Estate Holdings, Inc., which is approximately 99 percent owned by Tompkins County Trust Company.

           The Bank of Castile, which is wholly-owned by the Company, and its subsidiary Castile Funding Coporation, Inc., which is approximately 99 percent owned by The Bank of Castile.

           The Mahopac National Bank, which is approximately 70 percent owned by the Company, and its subsidiary Mahopac Funding Corporation, Inc., which is approximately 99 percent owned by The Mahopac National Bank.

23         Consent of KPMG LLP

23.1       Consent of PricewaterhouseCoopers LLP

27         Financial Data Schedule

99.1 Independent Auditors' Report from PricewaterhouseCoopers LLP (as auditors for Letchworth Independent Bancshares Corporation).




(b)    REPORTS ON FORM 8-K

       The Company filed no Current Reports on Form 8-K during the quarter ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      TOMPKINS TRUSTCO, INC.

      /s/  James J. Byrnes
      ----------------------
By:   James J. Byrnes
      Chairman of the Board and Chief Executive Officer

      Date: March 29, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated:

   SIGNATURE                CAPACITY

   /S/ JAMES J. BYRNES           Chairman of the Board
   -------------------------     and Chief Executive Officer
   James J. Byrnes



   /S/ JAMES W. FULMER           President, Director
   -------------------------
   James W. Fulmer



   /S/ RICHARD D. FARR           Senior Vice President
   -------------------------     and Chief Financial Officer
   Richard D. Farr



   /S/ JOHN ALEXANDER            Director
   -------------------------
   John E. Alexander



   /S/ REEDER D. GATES           Director
   -------------------------
   Reeder D. Gates



   /S/ WILLIAM W. GRISWOLD       Director
   -------------------------
   William W. Griswold



   /S/ EDWARD C. HOOKS           Director
   -------------------------
   Edward C. Hooks



   /S/ BONNIE H. HOWELL          Vice Chairman
   -------------------------     Director
   Bonnie H. Howell



   /S/ HUNTER R. RAWLING, III    Director
   -------------------------
   /S/ Hunter R. Rawlings, III



   /S/ THOMAS R. SALM            Director
   -------------------------
   Thomas R. Salm



   /S/ WILLIAM D. SPAIN          Director
   -------------------------
   William D. Spain



   /S/ CRAIG YUNKER              Director
   -------------------------
   Craig Yunker

                     [This Page Intentionally Left Blank]