Form 10-Q
period 2000-03-31
TOMPKINS TRUSTCO INC
filed 2000-05-15
CIK 1005817

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         Commission File Number 1-12709


                             TOMPKINS TRUSTCO, INC.
             ------------------------------------------------------
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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

                   CLASS                     OUTSTANDING AS OF  MAY 12, 2000
         ----------------------------        -------------------------------
         Common Stock, $.10 par value                7,020,661 shares

                             TOMPKINS TRUSTCO, INC.

                                    FORM 10-Q

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                                     PAGE
                                                                                     ----
         Item 1 - Financial Statements (Unaudited)
                  Condensed Consolidated Statements of Condition as of
                  March 31, 2000 and December 31, 1999                                 3

                  Condensed Consolidated Statements of  Income for
                  the Three Months Ended March 31, 2000
                  and 1999                                                             4

                  Condensed Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2000 and 1999                           5

                  Condensed Consolidated Statements of Changes in Shareholders'
                  Equity for the Three Months Ended March 31, 2000 and 1999            6

                  Notes to Unaudited Condensed Consolidated Financial Statements       8

         Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                         9-15

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk          16
                  Average Consolidated Balance Sheet and Net Interest Analysis        17

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                       CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                                              (In thousands, except share data)

                                                                                    (UNAUDITED)
                                                                                       AS OF                    AS OF
ASSETS                                                                               03/31/2000              12/31/1999
----------------------------------------------------------------------------------------------------     ------------------
Cash & noninterest bearing balances
    due from banks                                                                          $52,056                $35,938

Federal funds sold                                                                            9,775                 18,850
Available-for-sale securities, at fair value                                                298,449                294,199
Held-to-maturity securities, fair value of $29,887 at March 31, 2000
     and $31,265 at December 31, 1999                                                        29,442                 30,975
Loans/leases net of unearned income                                                         771,808                755,382
Less:  Reserve for loan/lease losses                                                          9,391                  9,228
---------------------------------------------------------------------------------------------------------------------------
                                                                NET LOANS/LEASES            762,417                746,154

Bank premises and equipment, net                                                             22,357                 21,147
Corporate owned life insurance                                                               13,433                 13,267
Intangible assets                                                                             6,091                  6,271
Accrued interest and other assets                                                            20,629                 21,878
---------------------------------------------------------------------------------------------------------------------------
                                                                    TOTAL ASSETS         $1,214,649             $1,188,679
===========================================================================================================================

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARIES AND SHAREHOLDERS' EQUITY

Deposits:
     Interest bearing:
          Checking, savings and money market                                               $420,830               $416,836
          Time                                                                              391,589                376,371
     Non-interest bearing                                                                   178,870                181,032
---------------------------------------------------------------------------------------------------------------------------
                                                                  TOTAL DEPOSITS            991,289                974,239

Securities sold under agreements to repurchase and
     Federal funds purchased                                                                 63,907                 57,846
Other borrowings                                                                             42,836                 42,012
Other liabilities                                                                            12,715                 11,766
---------------------------------------------------------------------------------------------------------------------------
                                                               TOTAL LIABILITIES         $1,110,747             $1,085,863
---------------------------------------------------------------------------------------------------------------------------

Minority interest in consolidated subsidiaries                                               $6,369                 $6,192

Shareholders' equity:
     Common Stock - par value $.10 per share, authorized 15,000,000 shares
         Issued: 7,068,736 at March 31, 2000; and 7,099,606 at December 31, 1999               $707                   $710

     Surplus                                                                                 39,679                 40,548
     Undivided profits                                                                       63,503                 61,078
     Accumulated other comprehensive loss                                                    (5,389)                (4,745)
     Treasury stock, at cost - 27,663 shares at March 31, 2000
          and  December 31, 1999.                                                              (525)                  (525)
     Unallocated ISOP/ESOP:  37,637 shares at March 31, 2000
          and December 31, 1999.                                                               (442)                  (442)
---------------------------------------------------------------------------------------------------------------------------
                                                      TOTAL SHAREHOLDERS' EQUITY            $97,533                $96,624
---------------------------------------------------------------------------------------------------------------------------
               TOTAL LIABILITIES, MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES
                                                        AND SHAREHOLDERS' EQUITY         $1,214,649             $1,188,679
===========================================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (In thousands, except share data) (Unaudited)
                                                                                          YEAR TO DATE
                                                                                   03/31/2000         03/31/1999
                                                                                --------------     --------------
INTEREST AND DIVIDEND INCOME
Loans                                                                                 $16,400            $12,713
Federal funds sold                                                                        254                206
Available-for-sale securities                                                           4,735              3,874
Held-to-maturity securities                                                               410                441
-----------------------------------------------------------------------------------------------------------------
                                             TOTAL INTEREST AND DIVIDEND INCOME        21,799             17,234
-----------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits:
     Time certificates of deposits of $100,000 or more                                  1,960              1,726
     Other deposits                                                                     5,486              3,843
Federal funds purchased and securities sold under
    agreements to repurchase                                                              893                753
Other borrowings                                                                          632                622
-----------------------------------------------------------------------------------------------------------------
                                                         TOTAL INTEREST EXPENSE         8,971              6,944
-----------------------------------------------------------------------------------------------------------------
                                                            NET INTEREST INCOME        12,828             10,290
-----------------------------------------------------------------------------------------------------------------
                                         Less:  Provision for loan/lease losses           240                239
-----------------------------------------------------------------------------------------------------------------
                      NET INTEREST INCOME AFTER PROVISION FOR LOAN/LEASE LOSSES        12,588             10,051
-----------------------------------------------------------------------------------------------------------------

OTHER INCOME
Trust and investment services income                                                    1,242              1,049
Service charges on deposit accounts                                                       844                667
Credit card merchant income                                                               257                122
Other service charges                                                                     762                595
Increase in cash surrender value of corporate owned life insurance                        185                172
Other operating income                                                                    158                113
Realized gain on available-for-sale securities                                            106                  0
-----------------------------------------------------------------------------------------------------------------
                                                             TOTAL OTHER INCOME         3,554              2,718
-----------------------------------------------------------------------------------------------------------------

OTHER EXPENSES
Salary and wages                                                                        4,249              3,171
Pension and other employee benefits                                                     1,021                860
Net occupancy expense of bank premises                                                    627                444
Furniture and fixture expense                                                             620                505
Amortization of intangible assets                                                         253                 88
Other operating expense                                                                 2,752              1,906
-----------------------------------------------------------------------------------------------------------------
                                                           TOTAL OTHER EXPENSES         9,522              6,974
-----------------------------------------------------------------------------------------------------------------
                                  INCOME BEFORE INCOME TAX EXPENSE AND MINORITY
                                          INTEREST IN CONSOLIDATED SUBSIDIARIES         6,620              5,795
-----------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                            156                  0
                                                             INCOME TAX EXPENSE         2,138              1,864
-----------------------------------------------------------------------------------------------------------------
                                                                     NET INCOME        $4,326             $3,931
=================================================================================================================
BASIC EARNINGS PER SHARE                                                                $0.62              $0.56
DILUTED EARNINGS PER SHARE                                                              $0.61              $0.54
=================================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands, except share data) (Unaudited)
                                                                                             THREE MONTHS ENDED
                                                                                         03/31/2000      03/31/1999
                                                                                       --------------  --------------
OPERATING ACTIVITIES
Net income                                                                                    $4,326          $3,931
Adjustments to reconcile net income to net cash
     provided by operating activities:
Provision for loan/lease losses                                                                  240             239
Depreciation and amortization premises, equipment, and software                                  590             434
Amortization of intangible assets                                                                252              60
Earnings from corporate owned life insurance                                                    (185)           (172)
Net amortization on securities                                                                    47              99
Net gain on sale of securities                                                                  (106)               0
Net gain on sale of loans                                                                        (12)             (2)
Net gain on sales of bank premises and equipment                                                 (17)             (7)
ISOP/ESOP shares released for allocation                                                           0              44
Decrease in interest receivable                                                                  334             350
Increase (decrease) in interest payable                                                           83            (413)
Other, net                                                                                     2,360          (1,808)
---------------------------------------------------------------------------------------------------------------------
                                             NET CASH PROVIDED BY OPERATING ACTIVITIES         7,912           2,755
---------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities                                      5,865          30,699
Proceeds from sales of available-for-sale securities                                             159               0
Proceeds from maturities of held-to maturity securities                                        4,979           3,025
Purchases of available-for-sale securities                                                   (11,365)        (40,372)
Purchases of held-to-maturity securities                                                      (3,457)         (4,045)
Proceeds from sale of loans                                                                    2,849             669
Net increase in loans                                                                        (19,340)         (4,639)
Proceeds from sale of bank premises and equipment                                                 23               7
Purchases of bank premises and equipment                                                      (1,744)           (276)
---------------------------------------------------------------------------------------------------------------------
                                                 NET CASH USED IN INVESTING ACTIVITIES       (22,031)        (14,932)
---------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase in demand, money market,
  and savings deposits                                                                         1,832           1,209
Net increase in time deposits                                                                 15,218           3,591
Net increase in securities sold under agreements
   to  repurchase and Federal funds purchased                                                  6,061           5,372
Net increase (decrease) in other borrowings                                                      824            (142)
Cash dividends                                                                                (1,901)         (1,513)
Sale of treasury stock                                                                             0              10
Common shares repurchased and returned to authorized                                                               0
     and unissued status                                                                        (894)           (268)
Cash paid in lieu of fractional shares Letchworth common shares                                   (9)              0
Net proceeds from exercise of stock options, and related tax benefit                              31              53
---------------------------------------------------------------------------------------------------------------------
                                             NET CASH PROVIDED BY FINANCING ACTIVITIES        21,162           8,312
---------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           7,043          (3,865)
Cash and Cash Equivalents at beginning of Period                                              54,788          46,668
TOTAL CASH & CASH EQUIVALENTS AT END OF PERIOD                                               $61,831         $42,803
=====================================================================================================================

Supplemental Information:
     Cash paid during the year for:
          Interest                                                                            $8,673          $7,358
          Taxes                                                                                  525             351

See accompanying notes to unaudited condensed consolidated financial statements.

                            CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (In thousands, except share data) (Unaudited)
                                                                                    ACCUMULATED
                                                                                       OTHER
                                           COMMON   TREASURY           UNDIVIDED   COMPREHENSIVE   UNALLOCATED
                                            STOCK     STOCK   SURPLUS   PROFITS    INCOME (LOSS)    ISOP/ESOP      TOTAL
============================================================================================================================
BALANCES AT
JANUARY 1,  1999                               $717    ($548)  $43,774    $52,037          $2,339        ($667)     $97,652
----------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
     Net Income                                                             3,931                                     3,931
    Other Comprehensive loss                                                                 (755)                     (755)
                                                                                                                ------------
               TOTAL COMPREHENSIVE INCOME                                                                             3,176
                                                                                                                ============
Cash dividends ($0.25/Share)*                                              (1,513)                                   (1,513)
Exercise of stock options, and related
     tax benefit (4,793 shares, net)              1                 52                                                   53
Common stock repurchased and
     returned to unissued status (1,444)                           (52)                                                 (52)
Treasury stock purchased and returned
     to unissued status by pooled company
     (9,465 shares)                              (1)              (215)                                                (216)
Treasury stock sold (286 shares)                            5        5                                                   10
ISOP/ESOP shares released for
     allocation                                                     (3)                                      46          43
----------------------------------------------------------------------------------------------------------------------------
BALANCES AT
MARCH 31, 1999                                 $717     ($543) $43,561    $54,455          $1,584         ($621)    $99,153
----------------------------------------------------------------------------------------------------------------------------

============================================================================================================================
BALANCES AT
JANUARY 1,  2000                               $710     ($525) $40,548    $61,078         ($4,745)        ($442)    $96,624
----------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
     Net Income                                                             4,326                                     4,326
    Other Comprehensive loss                                                                 (644)                     (644)
                                                                                                                ------------
               TOTAL COMPREHENSIVE INCOME                                                                             3,682
                                                                                                                ============
Cash paid in lieu of fractional
Letchworth
     common shares                                                  (9)                                                  (9)
Cash dividends ($0.27/Share)                                               (1,901)                                   (1,901)
Exercise of stock options and
    related tax benefit (3,197 shares,                              31                                                   31
net)
Common stock repurchased and
     returned to authorized and
     unissued status (33,762 shares)             (3)              (891)                                                (894)

----------------------------------------------------------------------------------------------------------------------------
BALANCES AT
MARCH 31, 2000                                 $707     ($525) $39,679    $63,503         ($5,389)        ($442)    $97,533
----------------------------------------------------------------------------------------------------------------------------

* Reflects historical per share cash dividends paid by Tompkins Trustco, Inc.

See accompanying notes to unaudited condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS

Tompkins Trustco, Inc. ("Tompkins" or "the Company") is a bank holding company, organized under the laws of New York State, and is the parent company of Tompkins County Trust Company (the "Trust Company"), The Bank of Castile, and The Mahopac National Bank. The Trust Company and The Bank of Castile are 100 percent owned by Tompkins, and The Mahopac National Bank is approximately 70% owned by Tompkins. The consolidated financial information included herein combines the results of operations, the assets, liabilities, and shareholders' equity of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

On December 31, 1999, Tompkins completed a merger with Letchworth Independent Bancshares ("Letchworth"), which was the parent company for The Bank of Castile (a wholly-owned subsidiary), and The Mahopac National Bank (approximately 70% owned by Letchworth). The merger was accounted for as a pooling-of-interests, and upon completing the merger, Letchworth was merged with and into Tompkins. All prior period financial information has been restated to present the combined financial condition and results of operations of both companies as if the merger had been in effect for all periods presented. Further details pertaining to the merger are presented in Note 2 to the Company's Annual Report on Form 10-K dated December 31, 1999.

On April 3, 2000, the Company announced that it entered into an agreement to acquire two Western New York insurance agencies, pending regulatory approvals. The Austin, Hardie, Wise Agency, Inc., with offices in Attica, Warsaw and Alden, and Ernest Townsend & Son, Inc., with offices in LeRoy, Batavia and Caledonia, are expected continue operating in those locations. The two agencies employ a total of 47 persons.

2.       BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclose contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Amounts in the prior period's consolidated financial statements are reclassified when necessary to conform with the current period's presentation.

All intercompany accounts and transactions have been eliminated in consolidation. In management's opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature and should be read in conjunction with the Company's 1999 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2000.

3.       EARNINGS PER SHARE

A computation of Basic EPS and Diluted EPS for the three month periods ending March 31, 2000 and 1999, is presented in the table below.

                                                                                              WEIGHTED           PER
THREE MONTHS ENDED MARCH 31, 2000                                        NET INCOME        AVERAGE SHARES       SHARE
(In thousands except share and per share data)                           (NUMERATOR)        (DENOMINATOR)       AMOUNT
------------------------------------------------------------------------------------------------------------------------
BASIC EPS
Income Available to common shareholders                                      $4,326            7,018,994        $0.62

EFFECT OF DILUTIVE SECURITIES (Stock options)                                                     59,343

DILUTED EPS
Income Available to common shareholders plus assumed conversions             $4,326             7,078,337       $0.61
========================================================================================================================

                                                                                              WEIGHTED           PER
THREE MONTHS ENDED MARCH 31, 1999                                        NET INCOME        AVERAGE SHARES       SHARE
(In thousands except share and per share data)                           (NUMERATOR)        (DENOMINATOR)       AMOUNT
------------------------------------------------------------------------------------------------------------------------
BASIC EPS
Income Available to common shareholders                                      $3,931            7,074,999        $0.56

EFFECT OF DILUTIVE SECURITIES (Stock options)                                                    140,854

DILUTED EPS
Income Available to common shareholders plus assumed conversions             $3,931            7,215,853        $0.54
========================================================================================================================

4.       ACCOUNTING CHANGES

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Tompkins Trustco, Inc. ("Tompkins" or "the Company") was organized in 1995, as the parent company of Tompkins County Trust Company (the "Trust Company"), which traces its charter back to 1836. On December 31, 1999, the Company completed a merger with Letchworth Independent Bancshares Corporation ("Letchworth"), at which time Letchworth was merged with and into Tompkins. Upon completion of the merger, Letchworth's two subsidiary banks, The Bank of Castile and The Mahopac National Bank, became subsidiaries of Tompkins. The Trust Company and The Bank of Castile are wholly-owned subsidiaries, and The Mahopac National Bank is approximately 70% owned by the Company.

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

The merger with Letchworth was accounted for as a pooling-of-interests, and accordingly all prior period financial information has been restated to present the combined financial condition and results of operations of both companies as if the merger had been in effect for all periods presented. On June 4, 1999, Letchworth acquired 70.17 percent of the outstanding common stock of The Mahopac National Bank in a cash transaction, accounted for as a purchase. Accordingly, the 1999 consolidated financial information in this report does not include results of operations of The Mahopac National Bank. The 29.83 percent interest in The Mahopac National Bank, which is not owned by Tompkins, is shown as a minority interest in consolidated subsidiaries on the consolidated statement of condition. Further details pertaining to the merger with Letchworth are presented in Note 2 to the Company's Annual Report on Form 10-K dated December 31, 1999.

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

Since the merger with Letchworth was completed on December 31, 1999, operating results for the first three months of 2000 reflect minimal cost savings and revenue enhancements resulting from the merger. Management anticipates that certain cost savings and revenue enhancement opportunities will be realized beginning in the second quarter of 2000. Additionally, two branch office openings -- the Chili Office of The Bank of Castile (opened in the third quarter of 1999), and the Brewster Office of The Mahopac National Bank (opened in the first quarter of 2000) -- are expected to contribute positively to the Company's earnings beginning in the second half of 2000.

The following discussion is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of Tompkins Trustco, Inc. and its operating subsidiaries. It should be read in conjunction with the Company's Form 10-K and related notes for the year ended December 31, 1999, and the unaudited condensed consolidated financial statements and notes included elsewhere in this report.

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

RESULTS OF OPERATIONS

Net income before amortization of intangible assets (operating earnings) increased 13.2% percent in the first quarter of 2000, reflecting strength in the core business strategies of the Company's community banking subsidiaries. Since the purchase acquisition of The Mahopac National Bank was completed on June 4, 1999, operating results for The Mahopac National Bank are not included for periods prior to that date. Net income for the first quarter of 2000 was $4.3 million, compared to $3.9 million for the first quarter of 1999. Basic earnings per share in the first quarter of 2000 increased by 10.7% to $0.62, compared to $0.56 in the first quarter of 1999. Diluted earnings per share was $0.61 for the first quarter of 2000, compared to $0.54 in 1999. Diluted operating earnings per share of $0.63 reflects an increase of 14.5% over the same period in 1999.

The Company's return on average assets (ROAA) of 1.45% for the first three months of 2000 remains strong by industry standards, although the ratio was down from 1.65% for the same period in 1999. The decline in ROAA is primarily the result of increased expenses associated with the recent openings of the Chili Office of The Bank of Castile and the Brewster Office of The Mahopac National Bank. Both offices became fully operational in the first quarter of 2000, and are ahead of early expectations for deposit growth.

Return on average shareholders' equity (ROAE) for the first three months of 2000 was 17.61%, compared to 16.01% for the same period in 1999. Operating return on equity was 18.25% for the first quarter of 2000, compared to 16.16% in 1999. Improvement in ROAE reflects strong earnings growth in the first quarter of 2000, along with a slightly lower average equity position.

NET INTEREST INCOME

As reflected in the attached Average Consolidated Balance Sheet and Net Interest Analysis, the Company earned tax-equivalent net interest income of $13.4 million for the three months ended March 31, 2000, compared to $10.8 million for the same period in 1999. This 24% increase in net interest income was achieved through growth in the earnings assets, and was funded primarily by strong growth in core deposits. The improved net interest income reflects benefits from the acquisition of The Mahopac National Bank in June 1999, which added $91.3 million in average loans and $134.3 million in average core deposits (total deposits, less time deposits of $100,000 or more). The favorable mix of high quality earning assets and low cost funding helped maintain the Company's net interest margin at relatively high level compared to its peers of 4.81% for the first quarter of 2000. The ratio is down slightly from the 4.89% ratio reported in the first quarter of 1999.

Core deposits represent the Company's key funding source. Average core deposits amounted to $826 million at March 31, 2000,, and represented 75.5% of average liabilities. This compares to average core deposits of $598 million at March 31, 1999, representing 69.6% of average liabilities.

The strong growth in the Company's core funding base supported average asset growth of $240 million, an increase of 25% over the first quarter of 1999. Loan growth was particularly strong, with average loans of $764 million, representing an increase of 29% over 1999. Most of the growth in average loans centered in real estate loans, which increased from $306 million at March 31, 1999 to $464 million at March 31, 2000.

PROVISION FOR LOAN/LEASE LOSSES

The provision for loan/lease losses represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses at an adequate level. The provision for loan/lease losses of $240,000 for the first quarter of 2000 was relatively unchanged from the same period in 1999. The low provision expense in the periods presented is reflective of the generally high quality of the Company's loan portfolio, as evidenced by the low level of nonperforming loans, and a declining trend in net charge-offs. Nonperforming loans and leases were $3.6 million at March 31, 2000, representing 0.50% of total loans and leases. Nonperforming loans and leases at March 31, 1999 were $2.4 million, or 0.40 percent of total loans and leases. Net charge-offs of $76,000 in the first quarter of 2000 reflect a decline from the $141,000 in net charge-offs in the first quarter of 1999.

The provision for loan/lease losses was maintained at a level consistent with the prior year as a result of the general consistency in the overall quality of the loan portfolio. The reserve for loan/lease losses as a percentage of period end loans was 1.22% at March 31, 2000 and December 31, 1999.

OTHER INCOME

Other income continues to be a key source of revenue growth for the Company. Total other income for the first three months of 2000 totaled $3.6 million, an increase of 31% from the prior year. Other income as a percentage of average assets increased from 1.14% for the three months ended March 31, 1999, to 1.19% for the same period in 2000.

Income from trust and investment services, the largest segment of other income, increased 18% to $1.2 million, compared to $1.0 million the first three months of 1999. The increase is primarily attributable to continued asset growth in the Trust and Investment Services Division. Total assets managed by, or in custody of, the Trust and Investment Services Division were $1.1 billion on March 31, 2000, representing a $147 million increase from March 31, 1999.

The Trust and Investment Services Division is expected to remain important to future revenue growth of the Company. Trust and investment services are primarily provided to customers in the Trust Company's market area of Tompkins County and surrounding areas, although the division currently manages assets for clients in more than 40 states. In 1997, the Company expanded the reach of the Trust and Investment Services Division by offering trust and investment services through a "Trust Alliance" program, through which the Company provides servicing and administrative support to trust departments of other banks. The first bank to participate in this Trust Alliance program was The Bank of Castile, which became a subsidiary of the Company upon the completion of the merger with Letchworth. The Company has formed Trust Alliances with two additional non-affiliated community banks, which have assets under management totaling $52 million at March 31, 2000.

The Company continues to invest in technology to meet consumer demands for more convenient banking services. The Trust Company and The Mahopac National Bank currently offer Internet banking products. In the first quarter of 2000, the Trust Company introduced an improved Internet banking product for individuals and businesses. The Bank of Castile is expected to begin offering Internet banking during the second quarter of 2000. Through the Trust Company, the Company has invested significant resources in developing fee income producing products and services. Many of these products and services can be offered to customers of The Bank of Castile and The Mahopac National Bank, thereby expanding the customer base for these products. Through this expanded customer base, the Company anticipates continued growth from noninterest related sources.

The recently announced plans to acquire Austin, Hardy, Wise, Inc. and Ernest Townsand & Sons, Inc. will provide an additional source of non-interest income and enhance the Company's ability to serve its customers with a full range of financial products and services.

Other income includes a $185,000 increase in cash surrender value of corporate owned life insurance, up from $172,000 in 1999. The corporate owned life insurance relates to life insurance provided to certain senior officers.

Increases in the cash surrender value of the insurance are reflected as other income, and the related mortality expense is recognized as an other expense. The income and expense associated with this insurance are excluded from taxes. Although income associated with the insurance policies is not included in interest income, increases in the cash surrender value produced a tax-adjusted return of approximately 8.1 percent for the year ended December 31, 1999.

OTHER EXPENSES

Total other expenses of $9.5 million for the first three months of 2000, reflects an increase of 37% over 1999. The increase in the first quarter of 2000 includes the additional costs associated with operating the new Chili and Brewster Offices. Other expenses in the first quarter of 2000 includes $1.8 million in operating expenses for the Mahopac National Bank as well as Post Merger integration expenses. Other expenses in 2000 also includes approximately $175,000 of intangible amortization expense associated with the Mahopac acquisition. In general, the expenses associated with the branch openings and post merger integration initiatives have been in line with, or below, management expectations.

Personnel-related expenses comprise the largest segment of other expense, representing approximately 55% percent of operating expense in the first quarter of 2000, compared to approximately 58% for the same period in 1999. Total personnel-related expenses for the first quarter of 2000 increased by 31% over the first quarter of 1999. The increase includes $921,000 related to the Mahopac acquisition. Although the Company does not anticipate significant personnel reductions as a result of the merger, certain operational changes are expected to result in more efficient personnel utilization in the remainder of year 2000.

First quarter expense for premises, furniture, and fixtures increased from $947,000 in 1999, to $1.2 million in 2000. The increase of $298,000 is almost entirely related to the additional expenses for premises, furniture, and fixtures of The Mahopac National Bank, which are included in the 2000 operating results.

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES

Minority interest expense represents the portion of net income in consolidated majority-owned subsidiaries that is attributable to the minority owners of the subsidiaries. Minority interest expense for the three months ended March 31, 2000 includes $122,000 related to the minority owners of The Mahopac National Bank, and $34,000 related to the minority interests in the Real Estate Investment Trust subsidiaries of the Company's three banking subsidiaries.

INCOME TAX EXPENSE

The provision for income taxes provides for federal and New York State income taxes. The provision for the three months ended March 31, 2000, was $2.1 million, compared to $1.9 million in 1999. The increased provision is primarily due to increased levels of taxable income. The effective tax rate for the first quarter of 2000 was 33% percent, compared to 32% for the same period in 1999.

FINANCIAL CONDITION

The Company's total assets were $1.2 billion as of March 31, 2000, representing a $26 million increase over total assets reported as of December 31, 1999. Growth was primarily in the loan and lease portfolio, which increased by $16.4 million in the first three months of 2000, while the securities portfolio grew by approximately $2.7 million (including market value adjustments on available-for-sale securities).

CAPITAL

Total shareholders' equity grew by approximately 1% during the first three months of 2000 to $97.5 million. Cash dividends paid in the first half of 2000 totaled approximately $1.9 million, representing 44% of year to date earnings. Per share cash dividends of $0.27 for the first three months of 2000, represents an 8% increase over cash dividends paid by Tompkins Trustco, Inc. in the same period of 1999.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and its subsidiaries meet all capital adequacy requirements to which they are subject. The table below reflects the Company's capital position at March 31, 2000, compared to the regulatory capital requirements for "well capitalized" institutions.

REGULATORY CAPITAL ANALYSIS - March 31, 2000
========================================================================================================
                                                         ACTUAL           WELL CAPITALIZED REQUIREMENT
(Dollar amounts in thousands)                     AMOUNT        RATIO        AMOUNT          RATIO
--------------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets)          $112,590       13.7%        $82,249         10.0%
Tier I Capital (to risk weighted assets)         $103,199       12.5%        $49,349          6.0%
Tier I Capital (to average assets)               $103,199        8.6%        $60,064          5.0%
========================================================================================================

As illustrated above, the Company's capital ratios on March 31, 2000 remain well above the minimum requirement for well capitalized institutions. As of March 31, 2000, the capital ratios for each of the Company's subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

RESERVE FOR LOAN AND LEASE LOSSES AND NONPERFORMING ASSETS

Management reviews the adequacy of the reserve for loan and lease losses in a detailed and ongoing basis, giving consideration to various risk elements that may affect the inherent risk of loss in the current loan/lease portfolio. Based upon management's review, the current reserve of $9.4 million is believed adequate based on the inherent risk of loss in the loan and lease portfolios. Activity in the Company's reserve for loan and lease losses during the first three months of 2000 and 1999 is illustrated in the table below.

ANALYSIS OF THE RESERVE FOR LOAN/LEASE LOSSES  (In thousands)
=====================================================================================================
                                                                MARCH 31, 2000        MARCH 31, 1999
-----------------------------------------------------------------------------------------------------
Average Loans and Leases Outstanding Year to Date                     $763,502              $591,693
-----------------------------------------------------------------------------------------------------
Beginning Balance                                                        9,228                 7,406
-----------------------------------------------------------------------------------------------------
Provision for loan losses                                                  240                   239
     Loans charged off                                                    (209)                 (273)
     Loan recoveries                                                       132                   132
-----------------------------------------------------------------------------------------------------
Net Charge-offs                                                            (77)                 (141)
-----------------------------------------------------------------------------------------------------
Ending Balance                                                          $9,391                $7,504
=====================================================================================================

Annualized net charge-offs through the first three months of 2000 amounted to 0.04% of average loans outstanding during the period. This ratio compares to 0.10% for the three months ended March 31, 1999.

The level of nonperforming assets at March 31, 2000 and 1999 is illustrated in the table below. Although nonperforming loans at March 31, 2000 reflect an increase of $1.5 million over the same period in 1999, the ratio of nonperforming loans as a percentage of total loans remains a modest 0.50%.

NONPERFORMING ASSETS (In thousands)
============================================================================================================
                                                                     MARCH 31, 2000          MARCH 31, 1999
------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                             $3,426                  $1,469
Loans past due 90 days and accruing                                             234                     680
Troubled debt restructuring not included above                                    0                       0
------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                                                3,660                   2,149
------------------------------------------------------------------------------------------------------------
Other real estate, net of allowances                                            214                     222
------------------------------------------------------------------------------------------------------------
     Total nonperforming assets                                              $3,874                  $2,371
============================================================================================================
Total nonperforming loans as a percent of total loans                         0.50%                   0.40%
Total nonperforming assets as a percentage of total assets                    0.32%                   0.25%
============================================================================================================

DEPOSITS AND OTHER LIABILITIES

Total deposits were $991 million on March 31, 2000, compared to $974 million on December 31, 1999. Core deposits, which include demand deposits, savings and money market accounts, and time deposits of less than $100,000 represent the primary funding source for the Company. As of March 31, 2000, core deposits of $804 million represented 72% of total liabilities. This compares to core deposits of $794 million, representing 73% of total liabilities at December 31, 1999.

The Company uses large time deposits, securities sold under repurchase agreements, Federal funds purchased, and other borrowings as additional funding sources. Time Deposits of $100,000 and over increased from $180 million on December 31, 1999, to $187 million on March 31, 2000. As of March 31, 2000, total securities sold under repurchase agreements amounted to $55 million, compared to $58 million at December 31, 1999. Other borrowings, consisting of term borrowings from the Federal Home Loan Bank, increased from $42 million at December 31, 1999, to $43 million at March 31, 2000.

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

Cash and cash equivalents of $61 million as of March 31, 2000 reflects an increase of $13 million from December 31, 1999. Approximately $7 million of this increase is a temporary increase that is the result of a single item posted to the Company's account with the Federal Reserve on March 31, 2000.

Short term investments consisting of securities due in one year or less declined from $43 million on December 31, 1999, to $38 million on March 31, 2000. Securities pledged to secure certain large deposits and securities sold under repurchase agreements were 79% of total securities as of March 31, 2000, compared to 77% as of December 31, 1999.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including federal funds purchased, repurchase agreements, negotiable certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At March 31, 2000, the unused borrowing capacity on established lines with the FHLB was $106.9 million. As members of the FHLB, the Company's subsidiary banks can use unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At March 31, 2000, total real estate loans of the Company were $469 million.

YEAR 2000

Concerns over the arrival of Year 2000 and its impact on computer technologies used by financial institutions led bank regulatory authorities to require substantial advance testing and preparations by all banking organizations, including the Company. As of the date of this filing, the Company has experienced no material problems in connection with the arrival of Year 2000. Management will continue to monitor its technologies for any Year 2000 related issue that may arise that may not become immediately apparent. Although management expects that the likelihood of its business being materially impacted by Year 2000 issues is remote, future events cannot be known with certainty.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk is the primary market risk category associated with the Company's operations. Interest rate risk refers to the volatility of earnings caused by changes in interest rates. Each month the Asset/Liability Management Committee estimates the likely impact on earnings resulting from various changing interest rate scenarios. The findings of the committee are incorporated into the investment and funding decision of the Company.

The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of March 31, 2000. The analysis reflects a liability sensitive position, suggesting that earnings would benefit from a declining interest rate environment and would be hindered by a rising rate environment.

CONDENSED STATIC GAP - MARCH 31, 2000         REPRICING INTERVAL
                                                 CUMULATIVE
(dollar amounts in thousands)          TOTAL     0-3 MONTHS        3-6 MONTHS        6-12 MONTHS      12 MONTHS
-------------------------------------------------------------------------------------------------------------------
Interest-earning assets             $1,109,474    $267,698          $52,255            $99,618         $426,455
Interest-bearing liabilities           919,162     462,423           94,402             90,334          654,043
-------------------------------------------------------------------------------------------------------------------
Net gap position                                  (194,725)         (42,147)             9,284         (227,588)
-------------------------------------------------------------------------------------------------------------------
Net gap position as a percentage of total assets   (16.03%)          (3.47%)            (0.76%)          (18.74%)
-------------------------------------------------------------------------------------------------------------------

The Company's March 31, 2000, one-year cumulative rate sensitivity gap was a negative 19% of total assets. This suggests earnings would benefit from a declining interest rate environment, and would be vulnerable to a rising interest rate environment. Management estimates that a 200 basis point rise in interest rates over a one year period would result in a 3% decline in net interest income, assuming no management actions to reposition the balance sheet in reaction to a changing rate environment. Management believes the current interest rate risk exposure is not material given the Company's current level of earnings and capital.

                                            TOMPKINS COUNTY TRUSTCO, INC.
                            AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS

------------------------------------------------------------------------------------------------------------------------
                                                              YTD                                    YTD
                                                             PERIOD                                PERIOD
                                                             ENDED                                  ENDED
                                                             MAR-00                                MAR-99
------------------------------------------------------------------------------------------------------------------------
                                              Average                   Average      Average                  Average
(Dollar amounts in thousands)                 Balance       Interest   Yield/Rate    Balance      Interest   Yield/Rate
------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
  Securities (1)
    U.S. government securities                    242,615        3,943     6.52%         185,629       3,318      7.25%
    State and municipal (2)                        81,402        1,453     7.16%          71,265       1,295      7.37%
    Other securities (2)                           12,213          274     9.00%          27,300         538      7.99%
                                           -----------------------------------------------------------------------------
    Total securities                              336,230        5,670     6.76%         284,194       5,151      7.35%
  Federal funds sold                               18,021          254     5.65%          17,296         206      4.83%
  Total loans, net of unearned income (3)         763,502       16,414     8.62%         591,693      12,353      8.47%
                                           -----------------------------------------------------------------------------
          TOTAL INTEREST-EARNING ASSETS         1,117,753       22,338     8.02%         893,183      17,710      7.76%
                                           -----------------------------------------------------------------------------

Other assets                                       81,178                                 64,768
                                           ---------------                       ----------------
          TOTAL ASSETS                         $1,198,931                               $957,951
                                           ===============                       ================

------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits
   Interest-bearing deposits
      Interest checking, savings,
          & money market                          415,462        2,498     2.41%         301,060       1,666      2.24%
      Time Dep > $100,000                         142,092        1,960     5.53%         136,561       1,726      5.13%
      Time Dep < $100,000                         235,755        2,988     5.08%         174,439       2,179      5.07%
                                           -----------------------------------------------------------------------------
      Total interest-bearing deposits             793,309        7,446     3.76%         612,060       5,571      3.69%

Federal funds purchased & securities
    sold under agreements to repurchase            67,329          893     5.32%          63,998         752      4.77%
Other borrowings                                   45,116          632     5.62%          48,888         622      5.16%
                                           -----------------------------------------------------------------------------
   TOTAL INTEREST-BEARING LIABILITIES             905,754        8,971     3.98%         724,946       6,945      3.88%

Noninterest bearing deposits                      174,653                                122,276
Accrued expenses and other liabilities             13,455                                 12,189
                                           ---------------                       ----------------
     TOTAL LIABILITIES                          1,093,862                                859,411

Minority Interest                                   6,274                                  1,376

SHAREHOLDERS' EQUITY                               98,795                                 97,164
     TOTAL LIABILITIES AND
                                           ---------------                       ----------------
         SHAREHOLDERS' EQUITY                  $1,198,931                               $957,951
                                           ===============                       ================
Interest rate spread                                                       4.04%                                  3.88%

                                                          -----------------------                -----------------------
Net interest income/margin on earning                          $13,367     4.81%                     $10,765      4.89%
assets

------------------------------------------------------------------------------------------------------------------------

(1) Average balances and yields exclude unrealized gains and losses on available-for-sale securities.

(2) Interest income includes the effects of taxable-equivalent adjustments using a blended Federal and State income tax rate of 40% to increase tax exempt interest income to a taxable-equivalent basis.

(3) Nonaccrual loans are included in the average loans totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in
     Note 1 to the Company's Annual Report on Form 10-K dated December 31, 1999.

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

Date:    May 15, 2000

                                             TOMPKINS TRUSTCO, INC.

                                             By:    /s/ JAMES J. BYRNES
                                                    ---------------------------
                                                    JAMES J. BYRNES
                                                    Chairman of the Board,
                                                    Chief Executive Officer

                                             By:    /s/ RICHARD D. FARR
                                                    ---------------------------
                                                    RICHARD D. FARR
                                                    Senior Vice President and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NUMBER    DESCRIPTION                                             PAGES
--------------    -----------                                             -----

EXHIBIT 27        FINANCIAL DATA SCHEDULE