Form 10-Q
period 2000-06-30
TOMPKINS TRUSTCO INC
filed 2000-08-14
CIK 1005817

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

               Class                     Outstanding as of August 1, 2000
    ----------------------------         ---------------------------------
    Common Stock, $.10 par value                   7,022,319 shares

                             TOMPKINS TRUSTCO, INC.

                                    FORM 10-Q

                                      INDEX

PART I -FINANCIAL INFORMATION                                              PAGE

   ITEM 1 -FINANCIAL STATEMENTS (UNAUDITED)
           CONDENSED CONSOLIDATED STATEMENTS OF CONDITION AS OF
           JUNE 30, 2000 AND DECEMBER 31, 1999                                3

           CONDENSED CONSOLIDATED STATEMENTS OF  INCOME FOR
           THE THREE MONTHS AND THE SIX MONTHS ENDED JUNE 30, 2000
           AND 1999                                                           4

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
           SIX MONTHS ENDED JUNE 30, 2000 AND 1999                            5

           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
           EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999             6

           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  7-11

   ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                      12-17

   ITEM 3 -QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        18

           AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS      19

PART II - OTHER INFORMATION
   ITEM 1 -LEGAL PROCEEDINGS                                     NOT APPLICABLE
   ITEM 2 -CHANGES IN SECURITIES AND USE OF PROCEEDS             NOT APPLICABLE
   ITEM 3 -DEFAULTS ON SENIOR SECURITIES                         NOT APPLICABLE
   ITEM 4 -SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS             20
   ITEM 5 -OTHER INFORMATION                                                 20
   ITEM 6 -EXHIBITS AND REPORTS ON FORM 8-K                      NOT APPLICABLE

SIGNATURES                                                                   21

EXHIBIT INDEX                                                                22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                        (In thousands, except share data)

(In thousands, except share data)                       (UNAUDITED)
                                                           AS OF        AS OF
ASSETS                                                  06/30/2000    12/31/1999
------------------------------------------------------------------    ----------
Cash & noninterest bearing balances
    due from banks                                        $50,133       $35,938

Federal funds sold                                          2,900        18,850
Available-for-sale securities, at fair value              303,050       294,199
Held-to-maturity securities, fair value of $28,857
  in 2000 and $31,265 in 1999                              28,674        30,975
Loans/leases net of unearned income                       806,002       755,382
Less:  Reserve for loan/lease losses                        9,523         9,228
--------------------------------------------------------------------------------
                                  NET LOANS/LEASES        796,479       746,154

Bank premises and equipment, net                           23,128        21,147
Corporate owned life insurance                             18,069        13,267
Intangible assets                                           5,846         6,271
Accrued interest and assets                                25,078        21,878
--------------------------------------------------------------------------------
                                      TOTAL ASSETS     $1,253,357    $1,188,679
================================================================================
LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARIES AND SHAREHOLDERS' EQUITY
Deposits:
  Interest bearing:
     Checking, savings and money market                   409,910      $416,836
     Time                                                 360,447       376,371
  Noninterest bearing                                     197,365       181,032
--------------------------------------------------------------------------------
                                    TOTAL DEPOSITS        967,722       974,239

Securities sold under agreements to repurchase and
  Federal funds purchase                                  106,012        57,846
Other borrowings                                           62,658        42,012
Other liabilities                                          11,256        11,766
--------------------------------------------------------------------------------
                                 TOTAL LIABILITIES     $1,147,648    $1,085,863
--------------------------------------------------------------------------------

Minority interest in consolidated subsidiaries              6,524         6,192

Shareholders' equity:
  Common Stock - par value $.10 per share,
  authorized 15,000,000 shares
    Issued: 7,048,581 at June 30, 2000; and
    7,099,606 at December 31, 1999                            705          $710
  Surplus                                                  39,179        40,548
  Undivided profits                                        65,795        61,078
  Accumulated other comprehensive income (loss)            (5,541)       (4,745)
  Treasury stock, at cost - 26,890 shares at
    June 30, 2000, and 27,663 shares at December 31, 1999.   (511)         (525)
  Unallocated ISOP/ESOP:  37,637 shares at June 30, 2000,
    37,637 shares at December 31, 1999.                      (442)         (442)
--------------------------------------------------------------------------------
                        TOTAL SHAREHOLDERS' EQUITY        $99,185       $96,624
--------------------------------------------------------------------------------
  TOTAL LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
                  SUBSIDIARIES AND SHAREHOLDERS'EQUITY $1,253,357    $1,188,679
--------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                                                                QUARTER TO DATE                    YEAR TO DATE
                                                                          06/30/2000        06/30/1999       06/30/2000   06/30/1999
                                                                          ----------         ---------       ----------    ---------
INTEREST AND DIVIDEND INCOME
Loans                                                                        $17,348         $13,570         $33,741         $26,283
Federal funds sold                                                               128             286             382             492
Available-for-sale securities                                                  4,734           4,016           9,482           7,890
Held-to-maturity securities                                                      388             428             785             869
------------------------------------------------------------------------------------------------------------------------------------
             TOTAL INTEREST AND DIVIDEND INCOME                               22,598          18,300          44,390          35,534
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits:
  Time certificates of deposits of $100,000 or more                            2,641           1,735           4,601           3,461
  Other deposits                                                               5,267           4,202          10,753           8,045
Federal funds purchased and securities
  sold under agreements to repurchase                                          1,035             697           1,927           1,450
Other borrowings                                                                 624             623           1,250           1,245
------------------------------------------------------------------------------------------------------------------------------------
                         TOTAL INTEREST EXPENSE                                9,567           7,257          18,531          14,201
------------------------------------------------------------------------------------------------------------------------------------
                            NET INTEREST INCOME                               13,031          11,043          25,859          21,333
------------------------------------------------------------------------------------------------------------------------------------
         Less:  Provision for loan/lease losses                                  274             267             514             506
------------------------------------------------------------------------------------------------------------------------------------
        NET INTEREST INCOME AFTER PROVISION FOR                               12,757          10,776          25,345          20,827
                              LOAN/LEASE LOSSES
------------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME
Trust and investment services income                                           1,107           1,161           2,350           2,210
Service charges on deposit accounts                                              910             746           1,754           1,413
Other service charges                                                            912             591           1,928           1,308
Increase in cash surrender value of
corporate owned life insurance                                                   188             178             373             350
Other operating income                                                           229             188             386             301
Net realized gain on available-for-sale securities                                83               2             189               2
------------------------------------------------------------------------------------------------------------------------------------
                             TOTAL OTHER INCOME                                3,429           2,866           6,980           5,584
------------------------------------------------------------------------------------------------------------------------------------

OTHER EXPENSES
Salary and wages                                                               4,319           3,539           8,569           6,710
Pension and other employee benefits                                            1,041             799           2,062           1,659
Net occupancy expense of bank premises                                           603             417           1,230             861
Furniture and fixture expense                                                    661             536           1,281           1,041
Amortization of intangible assets                                                245             126             497             214
Other operating expense                                                        2,831           2,253           5,580           4,159
------------------------------------------------------------------------------------------------------------------------------------
                           TOTAL OTHER EXPENSES                                9,700           7,670          19,219          14,644
------------------------------------------------------------------------------------------------------------------------------------
  INCOME BEFORE INCOME TAX EXPENSE AND MINORITY
          INTEREST IN CONSOLIDATED SUBSIDIARIES                                6,486           5,972          13,106          11,767
------------------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                   204             135             360             135
                             INCOME TAX EXPENSE                                2,094           1,907           4,232           3,771
------------------------------------------------------------------------------------------------------------------------------------
                                     NET INCOME                              $ 4,188         $ 3,930         $ 8,514         $ 7,861
====================================================================================================================================
BASIC EARNINGS PER SHARE                                                     $  0.60         $  0.55         $  1.22         $  1.11
DILUTED EARNINGS PER SHARE                                                   $  0.60         $  0.54         $  1.21         $  1.09
====================================================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)
                                                             SIX MONTHS ENDED
                                                      JUNE 30, 2000 JUNE 30, 1999
                                                      ------------- -------------
OPERATING ACTIVITIES
Net income                                                $8,514         $7,861
Adjustments to reconcile net income to net cash
  provided by operating activities:
Provision for loan/lease losses                              514            506
Depreciation and amortization premises, equipment,
  and software                                             1,201          1,157
Amortization of intangible assets                            497            214
Earnings from corporate owned life insurance                (373)          (350)
Net amortization on securities                                74            186
Net realized gain on available-for-sale of securities       (189)            (2)
Net gain on sale of loans                                    (17)            (5)
Net loss (gain) on sales of bank premises and equipment        7            (20)
ISOP/ESOP shares released for allocation                       0             46
(Increase) decrease in accrued interest receivable          (539)           111
Decrease in accrued interest payable                        (112)        (1,042)
Other, net                                                (2,748)        (1,272)
--------------------------------------------------------------------------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES      6,829          7,390
--------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale
securities                                                18,619         44,781
Proceeds from sales of available-for-sale securities       5,039          5,999
Proceeds from maturities of held-to maturity securities   10,152          7,101
Purchases of available-for-sale securities               (33,768)       (56,585)
Purchases of held-to-maturity securities                  (7,872)        (4,275)
Proceeds from sale of loans                                3,274          1,286
Net increase in loans                                    (54,096)       (28,955)
Proceeds from sale of bank premises and equipment             25             20
Purchases of bank premises and equipment                  (3,095)          (869)
Purchase of corporate owned life insurance                (4,000)          (815)
Net cash provided by acquisition of The Mahopac
National Bank                                                  0          4,258
--------------------------------------------------------------------------------
                NET CASH USED IN INVESTING ACTIVITIES    (65,722)       (28,054)
--------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase in demand, money market,
  and savings deposits                                     9,408         22,593
Net decrease in time deposits                            (15,925)       (17,615)
Net increase in securities sold under agreements
  to repurchase and Federal funds purchased               48,166         20,721
Net increase in other borrowings                          20,646          3,785
Cash dividends                                            (3,797)        (3,029)
Sale of treasury stock                                        20             20
Repurchase of common shares                               (1,429)        (2,050)
Cash paid in lieu of fractional shares Letchworth
  common shares                                               (9)             0
Net proceeds from exercise of stock options, warrants
  and related tax benefit                                     58            456
--------------------------------------------------------------------------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES     57,138         24,881
--------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (1,755)         4,217
Cash and Cash Equivalents at beginning of Period          54,788         46,668
--------------------------------------------------------------------------------
TOTAL CASH & CASH EQUIVALENTS AT END OF PERIOD           $53,033        $50,885
--------------------------------------------------------------------------------

SUPPLEMENTAL INFORMATION:
  Cash paid during the year for:
    Interest                                             $18,643        $15,234
    Taxes                                                $ 5,858        $ 4,890
  Noncash investing activities:
    Fair value of noncash assets acquired in
      purchase acquisition                                     0       $143,298
    Fair value of liabilities acquired in
      purchase acquisition                                     0       $147,556

See accompanying notes to unaudited condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (In thousands, except share data) (Unaudited)

                                                                                     ACCUMULATED
                                                                                        OTHER
                                                      COMMON               UNDIVIDED COMPREHENSIVE TREASURY  UNALLOCATED
                                                      STOCK    SURPLUS      PROFITS  INCOME(LOSS)  STOCK     ISOP/ESOP    TOTAL
====================================================================================================================================
BALANCES AT
JANUARY 1, 1999                                         $717    $43,774     $52,037     $2,339     ($548)    ($667)    $97,652
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
  Net Income                                                                  7,861                                      7,861
  Other Comprehensive loss                                                              (4,526)                         (4,526)
                                                                                                                        -------
        TOTAL COMPREHENSIVE INCOME                                                                                       3,335
                                                                                                                        =======
Cash dividends ($0.50/Share)*                                                (3,029)                                    (3,029)
Exercise of stock options, and related
  tax benefit (55,425 shares, net)                         3        453                                                    456
Common stock repurchased and
  returned to unissued status (55,055)                    (5)    (1,829)                                                (1,834)
Treasury stock purchased and returned
  to unissued status by pooled company
  (9,465 shares)                                          (1)      (215)                                                  (216)
Treasury stock sold (584 shares)                                      9                               11                    20
ISOP/ESOP shares released for
  allocation (5,248 shares)                                          (3)                                        46          43
------------------------------------------------------------------------------------------------------------------------------------
BALANCES AT
JUNE 30, 1999                                        $   714    $42,189     $56,869   ($2,187)     ($537)    ($621)    $96,427
====================================================================================================================================

====================================================================================================================================
BALANCES AT
JANUARY 1, 2000                                      $   710    $40,548     $61,078   ($4,745)     ($525)    ($442)    $96,624
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
  Net Income                                                                  8,514                                      8,514
  Other Comprehensive loss                                                               (796)                            (796)
                                                                                                                        -------
 TOTAL COMPREHENSIVE INCOME                                                                                              7,718
                                                                                                                        =======
Cash paid in lieu of fractional Letchworth
  common shares                                                      (9)                                                    (9)
Cash dividends ($0.54/Share)                                                 (3,797)                                    (3,797)
Exercise of stock options and
  related tax benefit (4,752 shares, net)                  1         57                                                     58
Common stock repurchased and
  returned to authorized and
  unissued status (55,472 shares)                         (6)    (1,423)                                                (1,429)
Treasury stock sold (773 shares)                                      6                               14                    20
------------------------------------------------------------------------------------------------------------------------------------
BALANCES AT
JUNE 30, 2000                                           $705    $39,179     $65,795   ($5,541)     ($511)    ($442)    $99,185
====================================================================================================================================

* Reflects historical per share cash dividends paid by Tompkins Trustco, Inc.

See accompanying notes to unaudited condensed consolidated financial statements.

               NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

1.       BUSINESS

Tompkins Trustco, Inc. ("Tompkins" or "the Company") is a financial holding company, organized under the laws of New York State, and is the parent company of Tompkins County Trust Company (the "Trust Company"), The Bank of Castile, and The Mahopac National Bank. The Trust Company and The Bank of Castile are 100 percent owned by Tompkins, and The Mahopac National Bank is approximately 70% owned by Tompkins. The consolidated financial information included herein combines the results of operations, the assets, liabilities, and shareholders' equity of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

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

On April 3, 2000, the Company announced that it entered into an agreement to acquire two Western New York insurance agencies, pending regulatory approvals. The Austin, Hardie, Wise Agency, Inc., with offices in Attica, Warsaw and Alden; and Ernest Townsend & Son, Inc., with offices in LeRoy, Batavia and Caledonia, are expected to continue operating in those locations. The two agencies employ a total of 47 persons.

On July 31, 2000, Tompkins Trustco, Inc. announced that it has reached agreement to purchase the approximate 30% minority interest in The Mahopac National Bank from the minority shareholders (the "Spain family"). Tompkins acquired its present 70% interest in Mahopac when it merged with Letchworth Independent Bancshares Corporation on December 31, 1999. Letchworth had purchased the Mahopac interest in June of 1999. The 30% interest owned by the Spain family has been subject to a buy/sell contract between Tompkins and the Spain family. It has been the stated intention of the parties to reach agreement for purchase of the Spain interest by Tompkins. An agreement has now been reached several months earlier than anticipated.


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

3.       EARNINGS PER SHARE

A computation of Basic earnings per share ("EPS") and Diluted EPS for the three month periods ending June 30, 2000 and 1999, is presented in the table below.

                                                                WEIGHTED
                                                   NET          AVERAGE     PER
THREE MONTHS ENDED JUNE 30, 2000                  INCOME        SHARES     SHARE
(In thousands except share and per share data)  (NUMERATOR)  (DENOMINATOR) AMOUNT
--------------------------------------------------------------------------------
BASIC EPS
Income available to common shareholders           $4,188      6,989,779    $0.60

EFFECT OF DILUTIVE SECURITIES (Stock options)                    43,217

DILUTED EPS
Income Available to common shareholders plus
assumed conversions                               $4,188      7,032,996    $0.60
================================================================================
                                                                WEIGHTED
                                                   NET          AVERAGE     PER
THREE MONTHS ENDED JUNE 30, 2000                  INCOME        SHARES     SHARE
(In thousands except share and per share data)  (NUMERATOR)  (DENOMINATOR) AMOUNT
--------------------------------------------------------------------------------
BASIC EPS
Income Available to common shareholders           $3,930      7,104,042    $0.55

EFFECT OF DILUTIVE SECURITIES (Stock options)                   108,075

DILUTED EPS
Income Available to common shareholders plus
assumed conversions                               $3,930      7,212,117    $0.54
================================================================================

A computation of Basic EPS and Diluted EPS for the six month periods ending June
30, 2000 and 1999, is presented in the table below.

                                                                WEIGHTED
                                                   NET          AVERAGE     PER
SIX MONTHS ENDED JUNE 30, 2000                    INCOME        SHARES     SHARE
(In thousands except share and per share data)  (NUMERATOR)  (DENOMINATOR) AMOUNT
--------------------------------------------------------------------------------
BASIC EPS
Income available to common shareholders           $8,514      7,004,386    $1.22

EFFECT OF DILUTIVE SECURITIES (Stock options)                    51,553

DILUTED EPS
Income Available to common shareholders plus
assumed conversions                               $8,514      7,055,939    $1.21
================================================================================

                                                                WEIGHTED
                                                   NET          AVERAGE     PER
SIX MONTHS ENDED JUNE 30, 2000                    INCOME        SHARES     SHARE
(In thousands except share and per share data)  (NUMERATOR)  (DENOMINATOR) AMOUNT
--------------------------------------------------------------------------------
BASIC EPS
Income Available to common shareholders           $7,861      7,089,597    $1.11

EFFECT OF DILUTIVE SECURITIES (Stock options)                   124,386

DILUTED EPS
Income Available to common shareholders plus
assumed conversions                               $7,861      7,213,983    $1.09
================================================================================

4.       COMPREHENSIVE INCOME

                                                QUARTER ENDING          YEAR TO DATE
                                            06/30/2000  06/30/1999  06/30/2000 06/30/1999
------------------------------------------------------------------------------------------
NET INCOME                                    $4,188      $3,930      $8,514     $7,861
------------------------------------------------------------------------------------------

Net unrealized holding losses during the        (102)     (3,770)       (683)    (4,525)
period
       Memo: Pre-tax unrealized net holding      (41)     (1,508)       (273)    (1,810)
                                       loss

Reclassification adjustment for net
realized gain on
     available-for-sale securities               (50)         (1)       (113)        (1)
                    Memo: Pretax Adjustment      (83)         (2)       (189)        (2)
------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE LOSS                        (152)     (3,771)       (796)    (4,526)

------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                    $4,036        $159      $7,718     $3,335
------------------------------------------------------------------------------------------

5.       RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. During the second quarter of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of SFAS No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 by one year from fiscal quarters of fiscal years beginning after June 15, 1999 to fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133." This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. At the present time, management is evaluating the impact of adoption of SFAS Nos. 133 and 138 on the Company's consolidated financial statements.

In March 2000, the FASB issued FASB interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." FASB Interpretation No. 44 clarifies certain issues relating to the application of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees." FASB interpretation No. 44 becomes effective on July 31, 2000, and the adoption of this interpretation is not expected to have a material effect on the Company's financial position or results of operations.

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

Through its community bank subsidiaries, the Company provides traditional banking related services, which constitute the Company's only business segment. Banking services consist primarily of attracting deposits from the areas served by its banking offices and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans (including commercial loans collateralized by real estate), and leases, and providing trust and investment related services. The Company's principal expenses are interest on deposits, interest on borrowings, and operating and general administrative expenses, as well as provisions for loan/lease losses. Funding sources, other than deposits, include borrowings, securities sold under agreements to repurchase, and cash flow from lending and investing activities.

The Company conducts trust and investment management services through the Trust and Investment Services Divisions of its banking subsidiaries. These Trust and Investment Services Divisions provide a full range of money management services to individuals and institutions,including: investment management accounts, custody accounts, trusts, retirement plans and rollovers, estate settlement, and financial planning.

The merger with Letchworth was accounted for as a pooling-of-interests, and accordingly all prior period financial information has been restated to present the combined financial condition and results of operations of both companies as if the merger had been in effect for all periods presented. On June 4, 1999, Letchworth acquired 70.17% of the outstanding common stock of The Mahopac National Bank in a cash transaction, accounted for as a purchase. Accordingly, operating results for The Mahopac National Bank are not included for periods prior to June 4, 1999. The 29.83% interest in The Mahopac National Bank, which is not owned by Tompkins, is shown as a minority interest in consolidated subsidiaries on the consolidated statements of condition. Further details pertaining to the merger with Letchworth are presented in Note 2 to the Company's Annual Report on Form 10-K dated December 31, 1999.

In conjunction with the merger with Letchworth, Tompkins assumed an option to acquire the remaining outstanding shares of The Mahopac National Bank from the minority shareholders, at 90% of their fair value. On July 31, 2000, Tompkins reached an agreement to purchase the remaining 29.83% interest of The Mahopac National Bank from the minority shareholders. Upon consummation of the agreement, which is expected to occur in the third quarter of 2000, The Mahopac National Bank will become a wholly-owned subsidiary of the Tompkins.

Since the merger with Letchworth was completed on December 31, 1999, operating results for the first six months of 2000 reflect minimal cost savings and revenue enhancements resulting from the merger. Certain cost savings and revenue enhancement opportunities were implemented in the second quarter of 2000. Management anticipates additional cost savings and revenue enhancement opportunities will continue to be realized in the remainder of 2000 and in 2001. Additionally, two branch office openings -- the Chili Office of The Bank of Castile (opened in the third quarter of 1999), and the Brewster Office of The Mahopac National Bank (opened in the first quarter of 2000) -- are expected to contribute positively to the Company's earnings beginning in the second half of 2000.

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

RESULTS OF OPERATIONS

Net income for the second quarter of 2000 was $4.2 million, compared to $3.9 million for the second quarter of 1999. Operating earnings, which excludes noncash amortization of intangible assets, was $4.4 million for the quarter, an increase of 8% over the second quarter of 1999. The growth in operating earnings reflects strength in the core business strategies of the Company's community banking subsidiaries. Diluted operating earnings per share was $0.62 for the second quarter of 2000, an increase of 12.6% over the second quarter of 1999. Basic earnings per share for the second quarter of 2000 increased by 9.1% to $0.60, compared to $0.55 for the same period in 1999. Diluted earnings per share increased from $0.54 in 1999 to $0.60 in 2000.

Net income for the six months ended June 30, 2000 was $8.5 million, an increase of 8.3% over the same six month period in 1999. Operating earnings of $8.8 million for the first six months of 2000 reflects a 10.6% increase over operating earnings of $8.0 million for the first six months of 1999. Diluted operating earnings per share was $1.25 for the first six months of 2000, an increase of 11.6% over the same period in 1999. Basic earnings per share was $1.22 for the year to date period ended June 30, 2000, compared to $1.11 for the same period in 1999. Diluted earnings per share of $1.21 for first six months of 2000 reflect an increase of 11.0% over the $1.09 reported for the same period in 1999.

The Company's return on average assets (ROAA) of 1.42% for the first six months of 2000 remains strong by industry standards, although the ratio is down from 1.56% for the same period in 1999. The decline in ROAA is primarily the result of increased expenses associated with the recent openings of the Chili Office of The Bank of Castile and the Brewster Office of The Mahopac National Bank. Both offices became fully operational in the first quarter of 2000, and are ahead of early expectations for deposit growth. Operating return on assets was 1.47% for the first half of 2000, compared to 1.59% for the first half of 1999.

Return on average shareholders' equity (ROAE) for the first six months of 2000 was 17.51%, compared to 15.92% for the same period in 1999. Operating ROAE was 18.11% for the six months ended June 30, 2000, compared to 16.17% for the same period in 1999. Improvement in ROAE reflects strong earnings growth in the first half of 2000, along with a slightly lower average equity position.

NET INTEREST INCOME
As reflected in the attached Average Consolidated Balance Sheet and Net Interest Analysis, the Company earned tax-equivalent net interest income of $26.9 million for the six months ended June 30,, 2000, compared to $22.2 million for the same period in 1999. Tax-equivalent net interest income for the second quarter of 2000 was $13.6 million. This 21.2% increase in net interest income was achieved through growth in earnings assets, which was primarily funded by strong growth in core deposits (total deposits less time deposits of $100,000 or more). Recent rising interest rate trends have resulted in increases in both the yield on earning assets and the cost of funds. Between June 30, 1999 and June 30, 2000 the Company's yield on earning assets increased by 47 basis points from 7.67% to 8.14%, respectively. Over that same period, the Company's cost of funds increased 31 basis points from 3.79% in 1999 to 4.10% in 2000.

Strong growth in net interest income reflects benefits from the Letchworth acquisition, which has provided the Company with new and faster growing markets for loan and deposit products. A favorable mix of high quality earning assets and low cost funding helped increase the Company's net interest margin to 4.82% for the first half of 2000, a relatively high level compared to its peers. The ratio also compares favorably to the Company's 4.68% net interest margin for the first six months of 1999. The net interest margin for the second quarter of 2000 was 4.85%.

Average core deposits amounted to $816 million at June 30, 2000, and represented 73.6% of average liabilities. This compares to average core deposits of $660 million at June 30, 1999, representing 72.2% of average liabilities. Growth in the Company's core funding base was the primary support for a $191 million increase in average assets, up 18.9% over the first half of 1999. Loan growth was particularly strong, with average loans of $773 million, representing an increase of 22.2% over 1999. Most of the growth in average loans centered in real estate loans, which increased from $336 million at June 30, 1999 to $469 million at June 30, 2000.

PROVISION FOR LOAN/LEASE LOSSES
The provision for loan/lease losses represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses at an adequate level. The provision for loan/lease losses of $514,000 for the first half of 2000, compared to $506,000 for the same period in 1999. The provision for loan/lease losses was $274,000 for the second quarter of 2000, compared to $267,000 for the second quarter of 1999. The provision expense in the periods presented is reflective of the continued high quality of the Company's loan portfolio, as evidenced by the low level of nonperforming loans and net charge-offs. Nonperforming loans and leases were $2.3 million at June 30, 2000, representing 0.28% of total loans and leases. Nonperforming loans and leases at June 30, 1999 were $2.3 million, or 0.33% of total loans and leases. Net charge-offs of $219,000 in the first half of 2000 compares favorably to the $282,000 in net charge-offs in the first half of 1999. The reserve for loan/lease losses as a percentage of period end loans was 1.18% at June 30, 2000, and 1.22% at December 31, 1999.

OTHER INCOME
Other income continues to be a key source of revenue growth for the Company. Total other income for the first six months of 2000 totaled $7.0 million, an increase of 25% from the prior year. Other income as a percentage of average assets increased from 1.11% for the six months ended June 30, 1999, to 1.16% for the same period in 2000. Other income for the second quarter of 2000 was $3.4 million, an increase of 8.7% from the second quarter of 1999. Other income from The Mahopac National Bank amounted to $685,000 for the six months ended June 30, 2000. In 1999, other income from The Mahopac National Bank was $102,000 for the one month in which Mahopac is included in the consolidated statements of income.

Income from trust and investment services, the largest segment of other income, increased 6.3% to $2.4 million, compared to $2.2 million the first six months of 1999. The increase is primarily attributable to continued asset growth in the Trust and Investment Services Division. Total assets managed by, or in custody of, the Trust and Investment Services Division were $1.1 billion on June 30, 2000, compared to $1.0 billion at June 30, 1999.

The Trust and Investment Services Division remains important to future revenue growth of the Company. Trust and investment services are primarily provided to customers in the Trust Company's market area of Tompkins County and surrounding areas, although the division currently manages assets for clients in more than 40 states. Since 1997, the Trust and Investment Services Division of the Trust Company has been offering a "Trust Alliance" program, through which the Company provides servicing and administrative support to trust departments of other banks. Currently the Trust Alliance program participants include The Bank of Castile and two non-affiliated community banks.

Card services, included in other service charges on the consolidated statements of income, has been another growth area for the Company, as technology has created opportunities to provide customers with new products to better serve their needs. Card services products include traditional credit cards, purchasing cards, debit cards, and merchant card processing. Fee income associated with card services increased 54% to $1.1 million in 2000, compared to $683,000 in 1999.

The Company continues to invest in technology to meet consumer demands for more convenient banking services. The Trust Company and The Mahopac National Bank currently offer Internet banking products. In the first quarter of 2000, the Trust Company introduced an improved Internet banking product for individuals and businesses. The Bank of Castile is expected to begin offering Internet banking during the third quarter of 2000. Through the Trust Company, the Company has invested significant resources in developing fee income producing products and services. Many of these products and services can be offered to customers of The Bank of Castile and The Mahopac National Bank, thereby expanding the customer base for these products. Through this expanded customer base, the Company anticipates continued growth from noninterest related sources.

In the second quarter of 2000 the Company announced plans to acquire Austin, Hardy, Wise, Inc. and Ernest Townsend & Sons, Inc., which will provide an additional source of noninterest income and enhance the Company's ability to serve its customers with a full range of financial products and services. The acquisition is expected to close in the third quarter of 2000.

Other income for the first six months of 2000 includes a $373,000 increase in cash surrender value of corporate owned life insurance, up from $350,000 in 1999. The corporate owned life insurance relates to life insurance provided to certain senior officers. Increases in the cash surrender value of insurance are reflected as other income, and the related mortality expense is recognized as an other expense. The income and expense associated with this insurance are excluded from taxes.

OTHER EXPENSES
Total other expenses of $19.2 million for the first six months of 2000, reflects an increase of 31% over 1999. The increase in the first quarter of 2000 includes the additional costs associated with operating the new Chili and Brewster Offices. Other expenses in the first half of 2000 include $3.5 million in operating expenses relating to The Mahopac National Bank. Operating expenses for 1999 included only $532,000 of expense relating to The Mahopac National Bank, representing one month of consolidated operations. Other expenses in 2000 also include approximately $344,000 of intangible amortization expense associated with the Mahopac acquisition. In general, the expenses associated with the branch openings and post merger systems conversion have been in line with management expectations.

Personnel-related expenses comprise the largest segment of other expense, representing approximately 55% of operating expense in the first half of 2000, compared to approximately 57% for the same period in 1999. Total personnel-related expenses for the first half of 2000 increased by 27% over the first half of 1999. Although the Company does not anticipate significant personnel reductions as a result of the merger, certain operational changes are expected to result in more efficient personnel utilization in the remainder of 2000.

Expense for premises, furniture, and fixtures increased from $1.9 million for the period ended June 30, 1999, to $2.5 million for the period ended June 30, 2000. The increase of $609,000 is almost entirely related to the additional expenses for premises, furniture, and fixtures of The Mahopac National Bank, which are included in the 2000 operating results.

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES
Minority interest expense represents the portion of net income in consolidated majority-owned subsidiaries that is attributable to the minority owners of the subsidiaries. Minority interest expense for the six months ended June 30, 2000, includes $293,000 related to the minority owners of The Mahopac National Bank, and $67,000 related to the minority interests in the Real Estate Investment Trust subsidiaries of the Company's three banking subsidiaries.

INCOME TAX EXPENSE
The provision for income taxes provides for Federal and New York State income taxes. The provision for the six months ended June 30, 2000, was $4.2 million, compared to $3.8 million in 1999. The increased provision is primarily due to increased levels of taxable income. The effective tax rate for the first six months of 2000 was 33%, compared to 32% for the same period in 1999.

FINANCIAL CONDITION

The Company's total assets were $1.3 billion as of June 30, 2000, representing a $64.7 million increase over total assets reported as of December 31, 1999. Growth was primarily in the loan and lease portfolio, which increased by $50.6 million in the first six months of 2000, while the securities portfolio grew by approximately $6.6 million (including market value adjustments on available-for-sale securities).

CAPITAL
Total shareholders' equity grew by approximately 3% during the first six months of 2000 to $99.2 million. Cash dividends paid in the first half of 2000 totaled approximately $3.8 million, representing 45% of year to date earnings. Per share cash dividends of $0.54 for the first six months of 2000, represents an 8% increase over cash dividends paid by Tompkins in the same period of 1999.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and its subsidiaries meet all capital adequacy requirements to which they are subject. The table below reflects the Company's capital position at June 30, 2000, compared to the regulatory capital requirements for "well capitalized" institutions.

REGULATORY CAPITAL ANALYSIS - JUNE 30, 2000
================================================================================
                                                  ACTUAL        WELL CAPITALIZED
                                                                   REQUIREMENT
(Dollar amounts in thousands)                 AMOUNT   RATIO    AMOUNT     RATIO
--------------------------------------------------------------------------------
Total Capital (to risk weighted assets)      $115,274  13.4%    $86,198    10.0%
Tier I Capital (to risk weighted assets)     $105,751  12.3%    $51,719     6.0%
Tier I Capital (to average assets)           $105,751   8.7%    $60,678     5.0%
================================================================================

As illustrated above, the Company's capital ratios on June 30, 2000 remain well above the minimum requirement for well capitalized institutions. As of June 30, 2000, the capital ratios for each of the Company's subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

RESERVE FOR LOAN AND LEASE LOSSES AND NONPERFORMING ASSETS
Management reviews the adequacy of the reserve for loan and lease losses in a detailed and ongoing basis, giving consideration to various risk elements that may affect the inherent risk of loss in the current loan/lease portfolio. Based upon management's review, the current reserve of $9.5 million is believed adequate based on the inherent risk of loss in the loan and lease portfolios. Activity in the Company's reserve for loan and lease losses during the first six months of 2000 and 1999 is illustrated in the table below.

ANALYSIS OF THE RESERVE FOR LOAN/LEASE LOSSES  (IN THOUSANDS)
================================================================================
                                                  JUNE 30, 2000    JUNE 30, 1999
--------------------------------------------------------------------------------
Average Loans and Leases Outstanding Year to Date    $773,293         $632,959
--------------------------------------------------------------------------------
Beginning Balance                                       9,228            7,405
--------------------------------------------------------------------------------
Allowance related to purchase acquisition                   0            1,511
--------------------------------------------------------------------------------
Provision for loan losses                                 514              506
     Loans charged off                                   (449)            (541)
     Loan recoveries                                      230              259
--------------------------------------------------------------------------------
Net Charge-offs                                          (219)            (282)
--------------------------------------------------------------------------------
Ending Balance                                         $9,523           $7,629
================================================================================

Annualized net charge-offs through the first six months of 2000 amounted to 0.06% of average loans outstanding during the period. This ratio compares to 0.09% for the six months ended June 30, 1999.

The level of nonperforming assets at June 30, 2000 and 1999 is illustrated in the table below. Trends in nonperforming assets remain positive with nonperforming assets at June 30, 2000, reflecting a $53,000 decline from the prior year. The ratio of nonperforming assets as a percentage of total assets was a modest 0.20% at June 30, 2000.

NONPERFORMING ASSETS (IN THOUSANDS)
================================================================================
                                                  JUNE 30, 2000    JUNE 30, 1999
--------------------------------------------------------------------------------
Nonaccrual loans                                       $2,129           $1,688
Loans past due 90 days and accruing                       153              659
Troubled debt restructuring not included above              0                0
--------------------------------------------------------------------------------
     Total nonperforming loans                          2,282            2,347
--------------------------------------------------------------------------------
Other real estate, net of allowances                      282              270
--------------------------------------------------------------------------------
     Total nonperforming assets                        $2,564           $2,617
================================================================================
Total nonperforming loans as a percent of
total loans                                             0.28%            0.33%
Total nonperforming assets as a percentage of
total assets                                            0.20%            0.23%
================================================================================

DEPOSITS AND OTHER LIABILITIES
Total deposits were $968 million on June 30, 2000, compared to $974 million on December 31, 1999. Core deposits, which include demand deposits, savings and money market accounts, and time deposits of less than $100,000 represent the primary funding source for the Company. As of June 30, 2000, core deposits of $813 million represented 71% of total liabilities. This compares to core deposits of $794 million, representing 73% of total liabilities at December 31, 1999.

The Company uses large time deposits, securities sold under repurchase agreements, Federal funds purchased, and other borrowings as additional funding sources. Time Deposits of $100,000 and over decreased from $180 million on December 31, 1999, to $155 million on June 30, 2000. As of June 30, 2000, total securities sold under repurchase agreements amounted to $60 million, compared to $58 million at December 31, 1999. Other borrowings, consisting of term borrowings from the Federal Home Loan Bank, increased from $42 million at December 31, 1999, to $62 million at June 30, 2000.

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

Cash and cash equivalents of $53 million as of June 30, 2000 reflects a decrease of $1.8 million from December 31, 1999. Short term investments consisting of securities due in one year or less increased from $43 million on December 31, 1999, to $52 million on June 30, 2000. Securities pledged to secure certain large deposits and securities sold under repurchase agreements were 72% of total securities as of June 30, 2000, compared to 77% as of December 31, 1999.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including federal funds purchased, repurchase agreements, negotiable certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At June 30, 2000, the unused borrowing capacity on established lines with the FHLB was $70 million. As members of the FHLB, the Company's subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At June 30, 2000, total real estate loans of the Company were $487 million.

YEAR 2000
Concerns over the arrival of Year 2000 and its impact on computer technologies used by financial institutions led bank regulatory authorities to require substantial advance testing and preparations by all banking organizations, including the Company. As of the date of this filing, the Company has experienced no material problems in connection with the arrival of Year 2000. Management will continue to monitor its technologies for any Year 2000 related issue that may arise and may not become immediately apparent. Although management expects that the likelihood of its business being materially impacted by Year 2000 issues is remote, future events cannot be known with certainty.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk is the primary market risk category associated with the Company's operations. Interest rate risk refers to the volatility of earnings caused by changes in interest rates. Each month the Asset/Liability Management Committee estimates the likely impact on earnings resulting from various changing interest rate scenarios. The findings of the committee are incorporated into the investment and funding decisions of the Company.

The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of June 30, 2000.

CONDENSED STATIC GAP - JUNE 30, 2000           REPRICING INTERVAL
                                                                                     CUMULATIVE
(dollar amounts in thousands)       TOTAL      0-3 MONTHS  3-6 MONTHS   6-12 MONTHS  12 MONTHS
----------------------------------------------------------------------------------------------
Interest-earning assets         $1,150,587      $287,789    $53,956     $96,548     $438,293
Interest-bearing liabilities       939,026       548,922     54,650      93,551      697,123
----------------------------------------------------------------------------------------------
Net gap position                                (261,133)      (694)      2,997     (258,830)
----------------------------------------------------------------------------------------------
Net gap position as a percentage of total assets (20.83%)    (0.06%)      0.24%      (20.65%)
----------------------------------------------------------------------------------------------

The Company's June 30, 2000, one-year cumulative rate sensitivity gap was a negative 20.7% of total assets, indicating a liability sensitive position. The analysis suggests earnings would benefit from a declining interest rate environment, and would be vulnerable to a rising interest rate environment. Management estimates that a 200 basis point rise in interest rates over a one year period would result in a 3.5% decline in net interest income, assuming no management actions to reposition the balance sheet in reaction to a changing rate environment. Management believes the current interest rate risk exposure is not material given the Company's current level of earnings and capital.

                              TOMPKINS TRUSTCO, INC.
               AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS

------------------------------------------------------------------------------------------------------------------------------------
                                                      QTD                             YTD                        YTD
                                                     PERIOD                         PERIOD                      PERIOD
                                                     ENDED                          ENDED                       ENDED
                                                     JUN-00                         JUN-00                      JUN-99
------------------------------------------------------------------------------------------------------------------------------------
                                          Average                       Average                      Average
                                          Balance           Average     Balance             Average  Balance            Average
(Dollar amounts in thousands)              (QTD)  Interet  Yield/Rate    (YTD)    Interest Yield/Rate (YTD)    Interet  Yield/Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
  Certificates of deposit with
     other banks                              $0       $0                    $0        $0                 $0        $0
  Securities (1)
    U.S. Government Securities           242,322    3,953    6.56%      242,469     7,909    6.56%   215,418     6,614   6.19%
    State and municipal (2)               80,302    1,451    7.27%       80,852     2,904    7.22%    72,982     2,634   7.28%
    Other Securities (2)                  12,207      249    8.20%       12,210       484    7.97%     9,819       301   6.18%
                                      ----------------------------------------------------------------------------------------
    Total securities                     334,831    5,653    6.79%      335,531    11,297    6.77%   298,219     9,549   6.46%
  Federal Funds Sold                       8,769      128    5.87%       13,395       382    5.73%    22,657       489   4.35%
  Loans, net of unearned income (3)
    Real Estate                          473,698    9,732    8.26%      469,012    20,807    8.92%   336,421    12,636   7.57%
    Commercial Loans (2)                 184,111    4,629   10.11%      178,488     7,024    7.91%   193,526     7,796   8.12%
    Consumer Loans                       107,608    2,651    9.91%      108,553     5,262    9.75%    87,955     5,333  12.23%
    Direct Lease Financing                17,695      349    7.93%       17,237       677    7.90%    15,058       594   7.95%
                                      ----------------------------------------------------------------------------------------
    Total loans, net of unearned income  783,112   17,361    8.92%      773,293    33,770    8.78%   632,959    26,359   8.40%
                                      ----------------------------------------------------------------------------------------
    TOTAL INTEREST-EARNING ASSETS      1,126,712   23,142    8.26%    1,122,219    45,449    8.14%   953,835    36,397   7.67%
                                      ----------------------------------------------------------------------------------------

Other assets                              86,701                         83,381                       60,353
                                     -----------                     ----------                   ----------
    TOTAL ASSETS                     $ 1,213,413                     $1,205,600                   $1,014,188
                                     ===========                     ==========                   ==========
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits
  Interest-bearing deposits
    Interest bearing checking,
      savings, & money market            415,538    2,592    2.51%      415,500     5,091    2.46%   332,860     3,593   2.18%
     Time Dep > $100,000                 177,461    2,641    5.99%      159,777     4,601    5.79%   130,160     3,438   5.33%
     Time Dep < $100,000                 204,581    2,675    5.26%      220,168     5,663    5.17%   182,308     4,475   4.95%
                                      ----------------------------------------------------------------------------------------
     Total interest-bearing deposits     797,580    7,908    3.99%      795,445    15,355    3.88%   645,328    11,506   3.60%

Federal funds purchased & securities
    sold under agreements to repurchase   70,670    1,035    5.89%       69,000     1,927    5.62%    61,595     1,450   4.75%
Other borrowings                          43,411      624    5.78%       44,264     1,250    5.68%    49,485     1,245   5.07%
                                      ----------------------------------------------------------------------------------------
     TOTAL INTEREST-BEARING LIABILITIES  911,661    9,567    4.22%      908,709    18,532    4.10%   756,408    14,201   3.79%

Noninterest bearing deposits             185,016                        179,835                      144,988
Minority Interest                          6,464                          6,369                        1,380
Accrued expenses and other liabilities    12,260                         12,886                       11,837
                                      ----------                     ----------                   ----------
  TOTAL LIABILITIES                    1,115,401                      1,107,799                      914,613

SHAREHOLDERS' EQUITY                      98,012                         97,801                       99,575
                                      ----------                     ----------                   ----------
  TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                $1,213,413                     $1,205,600                   $1,014,188
                                      ==========                     ==========                   ==========
Interest rate spread                                         4.04%                           4.04%                       3.88%
                                                  ----------------                ----------------             ---------------
  Net interest income/margin
    on earning assets                             $13,575    4.85%                $26,917    4.82%             $22,196   4.68%
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

                           PART II - OTHER INFORMATION

ALL ITEMS NOT LISTED HERE ARE NOT APPLICABLE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of stockholders of the Company was held on May 10, 2000 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, as amended.

The election of three directors for three year terms, one director for a two year term and one director for a one year term were approved at the Annual Meeting. Directors James W. Fulmer, William W. Griswold, and Thomas R. Salm were each elected to terms of three years which expire in the year 2003, Director Craig Yunker was elected to a two year term expiring in 2002 and Director William D. Spain, Jr. was elected to a one year term expiring in the year 2001. James J. Byrnes, Reeder D. Gates, Bonnie H. Howell, John E. Alexander, Edward C. Hooks and Hunter R. Rawlings, III will continue as Directors.


ITEM 5.  OTHER INFORMATION

On July 31, 2000, Tompkins Trustco, Inc. announced that it has reached agreement to purchase the approximate 30% minority interest in The Mahopac National Bank from the minority shareholders (the "Spain family"). Tompkins acquired its present 70% interest in Mahopac when it merged with Letchworth Independent Bancshares Corporation on December 31, 1999. Letchworth had purchased the Mahopac interest in June of 1999. The 30% interest owned by the Spain family has been subject to a buy/sell contract between Tompkins and the Spain family. It has been the stated intention of the parties to reach agreement for purchase of the Spain interest by Tompkins. An agreement has now been reached several months earlier than anticipated.

The purchase of the Spain interest in Mahopac will entail issuance of approximately 417,000 Tompkins shares, and is expected to close within 90 days. Michael H. Spain will join the Tompkins board. His brother, William, is currently a Tompkins director, and also serves as Chairman of The Mahopac National Bank.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                Exhibit 27 - Financial Data Schedule.

        SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 14, 2000

TOMPKINS TRUSTCO, INC.


By:   /s/ JAMES J. BYRNES
      --------------------------
       JAMES J. BYRNES
       Chairman of the Board,
       Chief Executive Officer


By:   /s/ RICHARD D. FARR
      ---------------------------
       RICHARD D. FARR
       Senior Vice President and
       Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NUMBER  DESCRIPTION PAGES

EXHIBIT 27      FINANCIAL DATA SCHEDULE