Form 10-Q
period 2000-09-30
TOMPKINS TRUSTCO INC
filed 2000-11-14
CIK 1005817

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-12709


                             TOMPKINS TRUSTCO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                New York                                 16-1482357
    -------------------------------                 -------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)


      The Commons, P.O. Box 460, Ithaca, NY                14851
     ----------------------------------------            ----------
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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

              Class                        Outstanding as of  November 2, 2000
   ----------------------------            -----------------------------------
   Common Stock, $.10 par value                      7,360,642 shares

                             TOMPKINS TRUSTCO, INC.

                                    FORM 10-Q

                                      INDEX


PART I - FINANCIAL INFORMATION
                                                                          PAGE
         Item 1 - Financial Statements (Unaudited)
                  Condensed Consolidated Statements of Condition as
                  of September 30, 2000 and December 31, 1999              3

                  Condensed Consolidated Statements of Income for
                  the Three Months and the Nine Months Ended September
                  30, 2000 and 1999                                        4

                  Condensed Consolidated Statements of Cash Flows for
                  the Nine Months Ended September 30, 2000 and 1999        5

                  Condensed Consolidated Statements of Changes in
                  Shareholders' Equity for the Nine Months Ended
                  September 30, 2000 and 1999                              6

                  Notes to Unaudited Condensed Consolidated Financial
                  Statements                                               7-13

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     14-21

         Item 3 - Quantitative and Qualitative Disclosures About
                  Market Risk                                             22

                  Average Consolidated Balance Sheet and Net Interest
                  Analysis                                                23

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                               Not Applicable

         Item 2 - Changes in Securities and Use of Proceeds       Not Applicable

         Item 3 - Defaults On Senior Securities                   Not Applicable

         Item 4 - Submission of Matters to a Vote of Securities
                  Holders                                         Not Applicable

         Item 5 - Other Information                               Not Applicable

         Item 6 - Exhibits and Reports On Form 8-K                        24


SIGNATURES                                                                25

EXHIBIT INDEX                                                             26

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                        (In thousands, except share data)                                  (Unaudited)
                                                                                              As of          As of
ASSETS                                                                                      09/30/2000     12/31/1999
--------------------------------------------------------------------------------------------------------  -----------
Cash & noninterest bearing balances
    due from banks                                                                         $    41,024    $    35,938

Federal funds sold                                                                              16,000         18,850
Available-for-sale securities, at fair value                                                   302,581        294,199
Held-to-maturity securities, fair value of $28,838 at
    September 30, 2000 and $31,265 at December 31, 1999                                         26,995         30,975
Loans/leases net of unearned income                                                            822,617        755,382
Less:  Reserve for loan/lease losses                                                             9,581          9,228
----------------------------------------------------------------------------------------------------------------------
                                                                        NET LOANS/LEASES       813,036        746,154

Bank premises and equipment, net                                                                23,614         21,147
Corporate owned life insurance                                                                  18,315         13,267
Intangible assets                                                                               10,004          6,271
Accrued interest and other assets                                                               25,279         21,878
----------------------------------------------------------------------------------------------------------------------
                                                                            TOTAL ASSETS   $ 1,276,848    $ 1,188,679
======================================================================================================================

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARIES AND SHAREHOLDERS' EQUITY
Deposits:
     Interest bearing:
          Checking, savings and money market                                                   413,807    $   416,836
          Time                                                                                 388,177        376,371
     Noninterest bearing                                                                       204,444        181,032
----------------------------------------------------------------------------------------------------------------------
                                                                          TOTAL DEPOSITS     1,006,428        974,239

Securities sold under agreements to repurchase and
     Federal funds purchased                                                                    76,275         57,846
Other borrowings                                                                                67,434         42,012
Other liabilities                                                                               14,570         11,766
----------------------------------------------------------------------------------------------------------------------
                                                                       TOTAL LIABILITIES   $ 1,164,707    $ 1,085,863
----------------------------------------------------------------------------------------------------------------------

Minority interest in consolidated subsidiaries                                                   1,528          6,192

Shareholders' equity:
     Common Stock - par value $.10 per share, authorized 15,000,000 shares
          Issued: 7,387,162 at September 30, 2000; and 7,099,606 at December 31, 1999              739    $       710
     Surplus                                                                                    45,351         40,548
     Undivided profits                                                                          68,368         61,078
     Accumulated other comprehensive loss                                                       (2,900)        (4,745)
     Treasury stock, at cost - 26,462 shares at September 30, 2000,
          and  27,663 shares at December 31, 1999                                                 (503)          (525)
     Unallocated ISOP/ESOP:  37,637 shares at September 30, 2000,
         37,637 shares at December 31, 1999                                                       (442)          (442)
----------------------------------------------------------------------------------------------------------------------
                                                              TOTAL SHAREHOLDERS' EQUITY   $   110,613    $    96,624
----------------------------------------------------------------------------------------------------------------------
                       TOTAL LIABILITIES, MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES
                                                                AND SHAREHOLDERS' EQUITY   $ 1,276,848    $ 1,188,679
======================================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                                                   Three months ended         Nine months ended
                                                                 -----------------------   -----------------------
                                                                 09/30/2000   09/30/1999   09/30/2000   09/30/1999
                                                                 ----------   ----------   ----------   ----------
INTEREST AND DIVIDEND INCOME
Loans                                                            $   18,110   $   15,635   $   51,850   $   41,918
Federal funds sold                                                      170          282          552          774
Available-for-sale securities                                         4,969        4,461       14,451       12,351
Held-to-maturity securities                                             350          378        1,136        1,247
------------------------------------------------------------------------------------------------------------------
                            TOTAL INTEREST AND DIVIDEND INCOME       23,599       20,756       67,989       56,290
------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits:
     Time certificates of deposits of $100,000 or more                2,732        1,812        7,333        5,273
     Other deposits                                                   5,583        4,710       16,336       12,755
Federal funds purchased and securities sold under
    agreements to repurchase                                          1,098          791        3,025        2,240
Other borrowings                                                      1,277          661        2,527        1,907
------------------------------------------------------------------------------------------------------------------
                                        TOTAL INTEREST EXPENSE       10,690        7,974       29,221       22,175
------------------------------------------------------------------------------------------------------------------
                                           NET INTEREST INCOME       12,909       12,782       38,768       34,115
------------------------------------------------------------------------------------------------------------------
                        Less:  Provision for loan/lease losses          301          174          815          680
------------------------------------------------------------------------------------------------------------------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN/LEASE LOSSES       12,608       12,608       37,953       33,435
------------------------------------------------------------------------------------------------------------------

OTHER INCOME
Trust and investment services income                                  1,054          954        3,404        3,164
Service charges on deposit accounts                                     927          835        2,681        2,248
Other service charges                                                   950          595        2,855        1,903
Increase in cash surrender value of corporate owned
    life insurance                                                      271          187          668          537
Other operating income                                                  342          418          726          719
Net realized gain (loss) on available-for-sale securities               225           (2)         415            0
------------------------------------------------------------------------------------------------------------------
                                            TOTAL OTHER INCOME        3,769        2,987       10,749        8,571
------------------------------------------------------------------------------------------------------------------

OTHER EXPENSES
Salary and wages                                                      4,345        4,279       12,914       10,989
Pension and other employee benefits                                     994          635        3,057        2,294
Net occupancy expense of bank premises                                  584          390        1,814        1,251
Furniture and fixture expense                                           622          589        1,890        1,630
Amortization of intangible assets                                       278          218          775          432
Other operating expense                                               2,736        2,531        8,328        6,690
------------------------------------------------------------------------------------------------------------------
                                          TOTAL OTHER EXPENSES        9,559        8,642       28,778       23,286
------------------------------------------------------------------------------------------------------------------
                 INCOME BEFORE INCOME TAX EXPENSE AND MINORITY
                         INTEREST IN CONSOLIDATED SUBSIDIARIES        6,818        6,953       19,924       18,720
------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                          174          222          534          357
                                            INCOME TAX EXPENSE        2,072        2,183        6,304        5,954
------------------------------------------------------------------------------------------------------------------
                                                    NET INCOME   $    4,572   $    4,548   $   13,086   $   12,409
==================================================================================================================
BASIC EARNINGS PER SHARE                                         $     0.64   $     0.64   $     1.86   $     1.75
DILUTED EARNINGS PER SHARE                                       $     0.64   $     0.64   $     1.85   $     1.73
==================================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                                    Nine months ended
                                                                                -------------------------
                                                                                September 30, September 30,
                                                                                    2000          1999
                                                                                -----------   -----------
OPERATING ACTIVITIES
Net income                                                                      $    13,086   $    12,409
Adjustments to reconcile net income to net cash
     provided by operating activities:
Provision for loan/lease losses                                                         815           680
Depreciation and amortization premises, equipment, and software                       1,813         1,625
Amortization of intangible assets                                                       775           432
Earnings from corporate owned life insurance                                           (668)         (537)
Net amortization on securities                                                           94           221
Net realized (gain) loss on available-for-sale securities                              (415)            0
Net (gain) loss on sale of loans                                                        (25)           (5)
Net (gain) loss on sales of bank premises and equipment                                   7           (35)
ISOP/ESOP shares released for allocation                                                  0            43
(Increase) decrease in accrued interest receivable                                     (473)          (97)
(Decrease) increase in accrued interest payable                                         587          (135)
Other, net                                                                           (2,482)        7,049
---------------------------------------------------------------------------------------------------------
                                    NET CASH PROVIDED BY OPERATING ACTIVITIES        13,114        21,650
---------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities                            28,776        56,277
Proceeds from sales of available-for-sale securities                                  6,935        10,341
Proceeds from maturities of held-to maturity securities                              12,138        10,837
Purchases of available-for-sale securities                                          (40,667)      (82,775)
Purchases of held-to-maturity securities                                             (8,186)       (4,684)
Proceeds from sale of loans                                                           3,989         2,357
Net increase in loans                                                               (71,660)      (53,502)
Proceeds from sale of bank premises and equipment                                        33            45
Purchases of bank premises and equipment                                             (4,713)       (1,744)
Purchase of corporate owned life insurance                                           (4,445)       (6,980)
Net cash provided by acquisition of The Mahopac National Bank                             0         4,258
---------------------------------------------------------------------------------------------------------
                                        NET CASH USED IN INVESTING ACTIVITIES       (77,800)      (65,570)
---------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase (decrease) in demand, money market,
     and savings deposits                                                            20,383        53,450
Net increase (decrease) in time deposits                                             11,806        23,105
Net increase (decrease) in securities sold under agreements
     to repurchase and Federal funds purchased                                       18,429        (4,839)
Net increase (decrease) in other borrowings                                          25,422         2,729
Cash dividends                                                                       (5,796)       (4,571)
Sale of treasury stock                                                                   31            30
Repurchase of common shares                                                          (3,442)       (3,330)
Cash paid in lieu of fractional shares Letchworth
     common shares                                                                       (9)            0
Net proceeds from exercise of stock options and
     related tax benefit                                                                 98           629
---------------------------------------------------------------------------------------------------------
                                    NET CASH PROVIDED BY FINANCING ACTIVITIES        66,922        67,203
---------------------------------------------------------------------------------------------------------
                                                                                                        0
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  2,236        23,283
Cash and Cash Equivalents at beginning of Period                                     54,788        46,668
TOTAL CASH & CASH EQUIVALENTS AT END OF PERIOD                                  $    57,024   $    69,951
=========================================================================================================

SUPPLEMENTAL INFORMATION:
     Cash paid during the year for:
          Interest                                                                   28,634        22,399
          Taxes                                                                       5,858         5,236
     Noncash investing activities:
          Change in net unrealized holding gain (loss) on
                available-for-sale securities                                         3,490        (8,068)
          Fair value of noncash assets acquired in purchase
                acquisition                                                          60,034       143,298
          Fair value of liabilities acquired in purchase
                acquisition                                                          55,469       147,556

See accompanying notes to unaudited condensed consolidated financial statements.


      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (In thousands, except share data) (Unaudited)
                                                                                 Accumulated
                                                                                   Other
                                                Common             Undivided    Comprehensive   Treasury   Unallocated
                                                 Stock   Surplus    Profits     Income (Loss)     Stock     ISOP/ESOP    Total
===============================================================================================================================
BALANCES AT
JANUARY 1,  1999                                  $717   $43,774    $52,037        $2,339        ($548)       ($667)   $ 97,652
-------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
    Net Income                                                       12,409                                              12,409
    Other Comprehensive loss                                                       (4,841)                               (4,841)
                                                                                                                       --------
                  TOTAL COMPREHENSIVE INCOME                                                                              7,568
                                                                                                                       ========

Cash dividends ($0.76/Share)*                                        (4,571)                                             (4,571)
Exercise of stock options, and related
     tax benefit (67,184 shares, net)               12       617                                                            629
Common stock repurchased and
     returned to unissued status (93,790)           (9)   (3,105)                                                        (3,114)
Treasury stock purchased and returned
     to unissued status by pooled company
     (9,465 shares)                                 (1)     (215)                                                          (216)
Treasury stock sold (893 shares)                              14                                    16                       30
ISOP/ESOP shares released for
     allocation (5,248 shares)                                (3)                                                46          43
-------------------------------------------------------------------------------------------------------------------------------
BALANCES AT
SEPTEMBER 30, 1999                                $719   $41,082    $59,875       ($2,502)       ($532)       ($621)   $ 98,021
-------------------------------------------------------------------------------------------------------------------------------


===============================================================================================================================
BALANCES AT
JANUARY 1,  2000                                  $710   $40,548    $61,078       ($4,745)       ($525)       ($442)   $ 96,624
-------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
     Net Income                                                      13,086                                              13,086
    Other Comprehensive Income                                                      1,845                                 1,845
                                                                                                                       --------
                  TOTAL COMPREHENSIVE INCOME                                                                             14,931
                                                                                                                       ========

Cash paid in lieu of fractional Letchworth
     common shares                                            (9)                                                            (9)
Cash dividends ($0.81/Share)                                         (5,796)                                             (5,796)
Exercise of stock options and
    related tax benefit (7,397 shares, net)          1        97                                                             98
Common stock repurchased and
   returned to unissued status (134,841 shares)    (13)   (3,429)                                                        (3,442)
Treasury stock sold (1,201 shares)                             9                                    22                       31
Stock issued for purchase acquisition
  of minority interest in The Mahopac
   National Bank (415,000 shares)                   41     8,135                                                          8,176

-------------------------------------------------------------------------------------------------------------------------------
BALANCES AT
SEPTEMBER 30, 2000                                $739   $45,351    $68,368       ($2,900)       ($503)       ($442)   $110,613
-------------------------------------------------------------------------------------------------------------------------------

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

All intercompany accounts and transactions have been eliminated in consolidation. In management's opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K.

3.       MERGERS AND ACQUISITIONS

Letchworth Merger

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

The following table presents the results of operations as reported by Tompkins and Letchworth, and on a pro forma combined basis. Pro forma combined financial information is based upon unaudited historical information, assuming the mergers had been consummated as of the beginning of the respective periods.

                                                        Three Months Ended               Nine Months Ended
                                                      -----------------------        ------------------------
(dollar amounts in thousands, except per share)       9/30/2000     9/30/1999        9/30/2000      9/30/1999
=============================================================================================================
Net interest income:
  Tompkins                                             $12,909       $ 7,379          $38,768        $21,528
  Letchworth (1)                                            --       $ 5,403               --        $12,587
-------------------------------------------------------------------------------------------------------------
PRO FORMA COMBINED                                     $12,909       $12,782          $38,768        $34,115

Net income:
  Tompkins                                             $ 4,572       $ 3,271          $13,086        $ 9,244
  Letchworth (1)                                            --       $ 1,277               --        $ 3,165
-------------------------------------------------------------------------------------------------------------
PRO FORMA COMBINED                                     $ 4,572       $ 4,548          $13,086        $12,409

Basic earnings per share:
  Tompkins                                             $  0.64       $  0.68          $  1.86        $  1.91
  Letchworth (1)                                            --       $  0.39               --        $  0.97
-------------------------------------------------------------------------------------------------------------
PRO FORMA COMBINED                                     $  0.64       $  0.64          $  1.86        $  1.75

Diluted earnings per share:
  Tompkins                                             $  0.64       $  0.67          $  1.85        $  1.88
  Letchworth (1)                                            --       $  0.38               --        $  0.96
-------------------------------------------------------------------------------------------------------------
PRO FORMA COMBINED                                     $  0.64       $  0.64          $  1.85        $  1.73
=============================================================================================================

(1) Letchworth was merged into Tompkins effective December 31, 1999; therefore, no information is shown for Letchworth subsequent to the date of the merger.


The Mahopac National Bank Acquisition

Upon completion of the merger with Letchworth, The Mahopac National Bank became a subsidiary of Tompkins. Letchworth had initially acquired 70.17% of the outstanding common stock of The Mahopac National Bank in a cash transaction, accounted for as a purchase on June 4, 1999. Accordingly, operating results for The Mahopac National Bank are not included for periods prior to June 4, 1999. Further details pertaining to the merger with Letchworth are presented in Note 2 to the Company's Annual Report on Form 10-K dated December 31, 1999.

Effective September 1, 2000, Tompkins Trustco, Inc. completed a purchase of the approximate 30% minority interest in The Mahopac National Bank from the minority shareholders (the "Spain family"). Prior to September 1, 2000, the approximate 30% interest in The Mahopac National Bank, which was not owned by Tompkins, was shown as a minority interest in consolidated subsidiaries on the consolidated statements of condition. The interest owned by the Spain family had been subject to a buy/sell contract between Tompkins and the Spain family. It has been the stated intention of the parties to reach agreement for purchase of the Spain interest by Tompkins. The purchase has now been completed several months earlier than anticipated.

The table below presents the pro forma combined results of operations of Tompkins, Letchworth, and The Mahopac National Bank, as if Mahopac had been 100% owned for all periods presented.

                                                        Three Months Ended               Nine Months Ended
                                                      -----------------------        ------------------------
(dollar amounts in thousands, except per share)       9/30/2000     9/30/1999        9/30/2000      9/30/1999
=============================================================================================================
Net interest income:
-------------------------------------------------------------------------------------------------------------
PRO FORMA COMBINED                                     $12,909       $12,782          $38,768        $36,977

Net income:
-------------------------------------------------------------------------------------------------------------
PRO FORMA COMBINED                                     $ 4,681       $ 4,690          $13,392        $12,954

Basic earnings per share:
-------------------------------------------------------------------------------------------------------------
PRO FORMA COMBINED                                     $  0.62       $  0.63          $  1.80        $  1.73

Diluted earnings per share:
-------------------------------------------------------------------------------------------------------------
PRO FORMA COMBINED                                     $  0.62       $  0.62          $  1.78        $  1.70
=============================================================================================================

The pro forma combined financial information does not reflect any potential cost savings or revenue enhancements that are expected to result from the mergers. Accordingly, the pro forma combined financial information may not be indicative of operations that would have been achieved had the mergers occurred on the dates indicated, nor do they purport to be indicative of the results of operations that may be achieved in the future.

On April 3, 2000, the Company announced that it entered into an agreement to acquire two Western New York insurance agencies, pending regulatory approvals. The Austin, Hardie, Wise Agency, Inc., with offices in Attica, Warsaw and Alden; and Ernest Townsend & Son, Inc., with offices in LeRoy, Batavia and Caledonia, are expected to continue operating in those locations. The two agencies employ a total of 47 persons. The Company anticipates that this transaction will close in the fourth quarter of 2000, or very early in the first quarter of 2001.

4.       EARNINGS PER SHARE

A computation of Basic Earnings Per Share ("EPS") and Diluted EPS for the three month periods ending September 30, 2000 and 1999, is presented in the table below.

                                                                                        Weighted         Per
Three months ended September 30, 2000                                 Net Income     Average Shares     Share
(In thousands except share and per share data)                        (Numerator)     (Denominator)     Amount
---------------------------------------------------------------------------------------------------------------
BASIC EPS
Income available to common shareholders                                $ 4,572          7,093,592       $0.64

EFFECT OF DILUTIVE SECURITIES (Stock options)                                              50,723

DILUTED EPS
Income Available to common shareholders plus assumed conversions       $ 4,572          7,144,315       $0.64
===============================================================================================================

                                                                                        Weighted         Per
Three months ended September 30, 2000                                 Net Income     Average Shares     Share
(In thousands except share and per share data)                        (Numerator)     (Denominator)     Amount
---------------------------------------------------------------------------------------------------------------
BASIC EPS
Income Available to common shareholders                                $ 4,548          7,060,147       $0.64

EFFECT OF DILUTIVE SECURITIES (Stock options)                                             104,124

DILUTED EPS
Income Available to common shareholders plus assumed conversions       $ 4,548          7,164,271       $0.64

===============================================================================================================

The effect of dilutive securities calculation for 2000 excludes weighted average options of 32,035 because the exercise price of the options was greater than the average market value during the period.


A computation of Basic EPS and Diluted EPS for the nine month periods ending September 30, 2000 and 1999, is presented in the table below.

                                                                                        Weighted         Per
Nine months ended September 30, 2000                                  Net Income     Average Shares     Share
(In thousands except share and per share data)                        (Numerator)     (Denominator)     Amount
---------------------------------------------------------------------------------------------------------------
BASIC EPS
Income available to common shareholders                                $13,086          7,034,339       $1.86

EFFECT OF DILUTIVE SECURITIES (Stock options)                                              51,274

DILUTED EPS
Income Available to common shareholders plus assumed conversions       $13,086          7,085,613       $1.85
===============================================================================================================

                                                                                        Weighted         Per
Nine months ended September 30, 2000                                  Net Income     Average Shares     Share
(In thousands except share and per share data)                        (Numerator)     (Denominator)     Amount
---------------------------------------------------------------------------------------------------------------
BASIC EPS
Income Available to common shareholders                                $12,409          7,079,564       $1.75

EFFECT OF DILUTIVE SECURITIES (Stock options)                                             117,585

DILUTED EPS
Income Available to common shareholders plus assumed conversions       $12,409          7,197,149       $1.73
===============================================================================================================

The effect of dilutive securities calculation for 2000 excludes weighted average options of 14,188 because the exercise price of the options was greater than the average market value during the period.

5.       COMPREHENSIVE INCOME (LOSS)

                                                                      Three months ended            Nine months ended
                                                                    -----------------------      -----------------------
                                                                    09/30/2000   09/30/1999      09/30/2000   09/30/1999
------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                            $ 4,572      $ 4,548         $13,086      $12,409
-----------------------------------------------------------------------------------------------------------------------

Net unrealized holding gain (losses) during the period                  2,776         (316)          2,094       (4,841)
               Memo: Pre-tax unrealized net holding gain (loss)         4,627         (527)          3,490       (8,068)

Reclassification adjustment for net realized (gain) loss on
     available-for-sale securities                                       (135)           1            (249)           0
                          Memo: Pretax net realized (gain) loss          (225)           2            (415)           0
-----------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS)                                       2,641         (315)          1,845       (4,841)

-----------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                            $ 7,213      $ 4,233         $14,931      $ 7,568
-----------------------------------------------------------------------------------------------------------------------

6.       RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. This statement, as amended, is effective for fiscal quarters of fiscal years beginning after June 15, 1999 to fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133." This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. This standard requires that all derivative financial instruments be measured at fair value and recognized in the statement of condition as either assets or liabilities. Changes in the fair value of the derivative financial instruments will be reported in either earnings or comprehensive income, depending on the use of the derivative and whether or not it qualifies for hedge accounting. Consequently, there may be increased volatility in net income and shareholders' equity as a result of accounting for derivatives in accordance with SFAS No. 133.

Special hedge accounting treatment is permitted only if specific criteria are met, including a requirement that the hedging relationship be highly effective both at inception and on an ongoing basis. Results of effective hedges are recognized in current earnings for fair value hedges, in other comprehensive income for cash flow hedges, and as part of the cumulative translation adjustments in other comprehensive income for foreign currency net investment hedges. Ineffective portions of hedges are recognized immediately in earnings and are not deferred.

Management has estimated that if the Company had adopted SFAS No. 133 on September 30, 2000, the initial adoption would not have had a material effect on the Company's financial statements. Although management anticipates that the adoption of this statement on January 1, 2001 will not be material to the Company's financial statements, the effect of adoption cannot be estimated with certainty at this time, as it is subject to unknown variables at that date such as (1) actual derivatives and related hedge positions, (2) market values of derivatives and related hedge items, and (3) further ongoing interpretation of SFAS No. 133 by the FASB.

In March 2000, the FASB issued FASB interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." FASB Interpretation No. 44 clarifies certain issues relating to the application of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees." FASB interpretation No. 44 became effective on July 31, 2000, and the adoption of this interpretation did not have a material effect on the Company's financial position or results of operations.

In September 2000, The FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces identically titled SFAS No. 125, and it carries forward most of SFAS No. 125's provisions without change. It does revise accounting standards for securitizations and certain other transfers of financial assets and collateral. The statement is generally applied prospectively to transactions and servicing activities occurring after March 31, 2001, although provisions with respect to collateral and certain disclosure requirements are effective for fiscal years ending after December 15, 2000. This statement is not expected to have a material impact on the consolidated financial statements of the Company.

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

The Company conducts trust and investment management services through the Trust and Investment Services Divisions of its banking subsidiaries. The Trust and Investment Services Divisions provide a full range of money management services to individuals and institutions, including: investment management accounts, custody accounts, trusts, retirement plans and rollovers, estate settlement, and financial planning.

The merger with Letchworth was accounted for as a pooling-of-interests, and accordingly all prior period financial information has been restated to present the combined financial condition and results of operations of both companies as if the merger had been in effect for all periods presented. In conjunction with the Letchworth merger, Tompkins assumed an option to acquire the remaining outstanding shares of The Mahopac National Bank from the minority shareholders, at 90% of their fair value. Effective September 1, 2000, Tompkins completed the purchase of remaining approximate 30% interest of The Mahopac National Bank from the minority shareholders. Upon consummation of the purchase The Mahopac National Bank became a wholly-owned subsidiary of the Tompkins. Further details pertaining to the merger with Letchworth are presented in Note 2 to the Company's Annual Report on Form 10-K dated December 31, 1999, and in Note 3 to the unaudited condensed consolidated financial statements included in this report.

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

RESULTS OF OPERATIONS

Net income was $13.1 million for the nine months ended September 30, 2000, an increase of 5.5% over the same period in 1999. Operating earnings (Net income before amortization of intangible assets and before one-time merger related expenses net of tax, if applicable), of $13.6 million for the first nine months of 2000 reflects a 7.2% increase over operating earnings of $12.7 million in 1999. Diluted operating earnings per share was $1.92 for the first nine months of 2000, an increase of 9.1% over the same period in 1999. Basic earnings per share reported in accordance with Generally Accepted Accounting Principles ("GAAP") was $1.86 for the year to date period ended September 30, 2000, compared to $1.75 for the first nine months of 1999. Diluted earnings per share reported in accordance with GAAP was $1.85 for first nine months of 2000, an increase of 6.9% over the $1.73 reported in 1999. Included in year to date income as of September 30, 2000, is a net realized gain on available-for-sale securities of $415,000, compared to no such gain or loss for the same period in 1999.

Net income for the third quarter of 2000 was $4.6 million, reflecting the strongest quarterly operating results since the Company's merger with Letchworth on December 31, 1999. Net income for the third quarter of 1999 was $4.5 million. Diluted operating earnings per share was $0.67 for the third quarter of 2000, an increase of 3.1% over the third quarter of 1999. Diluted earnings per share reported in accordance with GAAP was also $0.64 for the third quarter of 2000, unchanged from the prior year. Included in quarter to date income as of September 30, 2000, is a net realized gain on available-for-sale securities of $225,000, compared to a net realized loss of $2,000 for the same period in 1999.

The Company has begun to realize some of the anticipated benefits of the merger with Letchworth. The Bank of Castile's data processing has now been fully converted to the Trust Company's mainframe system. The Company was able to leverage its investment in internet banking services to create an enhanced product for the Trust Company and begin offering a new service to customers at The Bank of Castile. Plans have been established, and in some cases implemented, for coordinated marketing of certain products. In addition, efficiencies are beginning to be realized in certain administrative activities through increased coordination of various functions.

While implementing various merger related activities have been a high priority in 2000, the Company's core operating performance has remained strong. Return on average shareholders' equity (ROAE) for the first nine months of 2000 was 17.59%, compared to 16.84% for the same period in 1999. Operating ROAE was 18.18% for the nine months ended September 30, 2000, compared to 17.16% for the same period in 1999. The Company's return on average assets (ROAA) of 1.43% for the first nine months of 2000 remains strong by industry standards, although it is down slightly from 1.46% for the same period in 1999. Operating ROAA was 1.48% for the first nine months of 2000, compared to 1.49% in 1999.

NET INTEREST INCOME

As reflected in the attached Average Consolidated Balance Sheet and Net Interest Analysis, the Company earned tax-equivalent net interest income of $40.4 million for the nine months ended September 30,, 2000, compared to $35.6 million for the same period in 1999. Tax-equivalent net interest income for the third quarter of 2000 was $13.5 million. Growth in net interest income reflects benefits from the Letchworth acquisition, which has provided the Company with new and faster growing markets for loan and deposit products. Net interest income for the first nine months of 2000 increased by 13.5% over the same period in 1999. Improved results were achieved through growth in earnings assets, which were primarily funded by core deposits (total deposits less time deposits of $100,000 or more).

Average core deposits grew by 19.1% between September 30, 1999 and September 30, 2000. At September 30, 2000, average core deposits amounted to $816 million, and represented 72.5% of average liabilities. This compares to average core deposits of $685 million at September 30, 1999, representing 66.1% of average liabilities. Growth in the Company's core funding base was the primary support for a $89 million increase in average assets, up 7.8% over the first nine months of 1999. Loan growth was particularly strong, with average loans of $787 million, increasing by 11.1% over 1999. Most of the growth in average loans centered in real estate loans, which increased from $400 million at September 30, 1999 to $479 million at September 30, 2000.

A favorable mix of high quality earning assets and low cost funding contributed to a net interest margin increase to 4.75% for the first nine months of 2000, compared to a 4.51% for the same period in 1999. Recent rising interest rate trends have resulted in increases in both the yield on earning assets and the cost of funds. Between September 30, 1999 and September 30, 2000 the Company's yield on earning assets increased by 89 basis points from 7.31% to 8.18%, respectively. Over that same period, the Company's cost of funds increased 74 basis points from 3.49% in 1999 to 4.23% in 2000. The Company has seen some narrowing of the net interest margin in the third quarter of 2000, as the margin of 4.59%, reflects a decline from the previous two quarters of 2000.


PROVISION FOR LOAN/LEASE LOSSES

The provision for loan/lease losses represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses at an adequate level. The provision for loan/lease losses of $815,000 for the first nine months of 2000, compared to $680,000 for the same period in 1999. The provision for loan/lease losses was $301,000 for the third quarter of 2000, compared to $174,000 for the third quarter of 1999. Net charge-offs of $462,000 in the first nine months of 2000, reflect an increase over net charge-offs of $332,000 for the first nine months of 1999. The increase in the provision for loan/lease losses is primarily the result of continued increases in the loan portfolio, as well as increases in net charge-offs and nonperforming loans. The reserve for loan/lease losses as a percentage of period end loans was 1.16% at September 30, 2000, and 1.22% at December 31, 1999.

OTHER INCOME

Other income continues to be a key source of revenue growth for the Company. Through the Trust Company primarily, the Company has invested significant resources in developing fee income producing products and services. Many of these products and services can be offered to customers of The Bank of Castile and The Mahopac National Bank, thereby expanding the customer base for these products. Through this expanded customer base, the Company anticipates continued growth from noninterest related sources.

Total other income for the first nine months of 2000 totaled $10.7 million, an increase of 25% from the prior year. Other income for the third quarter of 2000 was $3.8 million, and increase of 26.2% from the third quarter of 1999. Other income, before realized gains and losses on available-for-sale securities, increased as a percentage total revenue (Tax equivalent net interest income, plus other income before realized gains and losses on available-for-sale securities) to 20.4% for the nine months ended September 30, 2000, from 19.4% for the same period in 1999. Other income from The Mahopac National Bank amounted to $966,000 for the nine months ended September 30, 2000. In 1999, other income from The Mahopac National Bank was $335,000 for the four months in which Mahopac was included in the consolidated statements of income.

Income from trust and investment services, the largest segment of other income, increased 8% to $3.4 million, compared to $3.2 million the first nine months of 1999. The increase is primarily attributable to continued asset growth in the Trust and Investment Services Division. Total assets managed by, or in custody of, the Trust and Investment Services Division were $1.1 billion on September 30, 2000, up approximately $97 million from September 30, 1999. Trust and investment services are primarily provided to customers in the Trust Company's market area of Tompkins County and surrounding areas, although the division currently manages assets for clients in more than 40 states. Since 1997, the Trust and Investment Services Division of the Trust Company has been offering a "Trust Alliance" program, through which the Company provides servicing and administrative support to trust departments of other banks. Currently the Trust Alliance program participants include The Bank of Castile and two non-affiliated community banks.

Card services, included in other service charges on the consolidated statements of income, has been another growth area for the Company, as technology has created opportunities to provide customers with new products to better serve their needs. Card services products include traditional credit cards, purchasing cards, debit cards, and merchant card processing. Fee income associated with card services increased 40% to $1.6 million in 2000, compared to $1.2 million in 1999.

The Company continues to invest in technology to meet consumer demands for more convenient banking services. All three of the Company's subsidiary banks offer Internet banking products. In the first quarter of 2000, the Trust Company introduced an improved internet banking product for individuals and businesses. The Bank of Castile began offering internet banking during the third quarter of 2000.

The pending acquisitions of Austin, Hardie, Wise, Inc. and Ernest Townsend & Sons, Inc., will provide an additional source of noninterest income and enhance the Company's ability to serve its customers with a full range of financial products and services.

-240Other income for the first nine months of 2000 includes a $668,000 increase in cash surrender value of corporate owned life insurance (COLI), up from $537,000 in 1999. The corporate owned life insurance relates to life insurance provided to certain senior officers. The Company's average investment in COLI was $15.7 million for the nine month period ended September 30, 1999, compared to $12.4 million for the same period in 1999. Increases in the cash surrender value of insurance are reflected as other income, and the related mortality expense is recognized as an other expense. The income and expense associated with this insurance are excluded from taxes.

OTHER EXPENSES

Total other expenses of $28.8 million for the first nine months of 2000, compared to $23.3 for the same period in 1999. For the third quarter of 2000, other expenses were $9.6 million, up 10.6% from the third quarter of 1999. The increase in 2000 includes the additional costs associated with two branch office openings -- the Chili Office of The Bank of Castile (opened in the third quarter of 1999), and the Brewster Office of The Mahopac National Bank (opened in the first quarter of 2000). Other expenses in the first nine months of 2000 include $5.1 million of operating expenses (excluding amortization of intangible assets) relating to The Mahopac National Bank, while 1999 results include $1.9 million of operating expenses relating to The Mahopac National Bank, representing four months of consolidated operations. Intangible amortization expense associated with the Mahopac acquisition was approximately $595,000 for the nine months ended September 30, 2000, and $256,000 for the nine months ended September 30, 1999. In general, the expenses associated with the branch openings and post merger systems conversions have been in line with management expectations.

Personnel-related expenses comprise the largest segment of other expense, representing approximately 55.5% of operating expense in the first nine months of 2000, compared to approximately 57.0% for the same period in 1999. Total personnel-related expenses for the first nine months of 2000 increased by 20% over the first nine months of 1999. Although the Company does not anticipate significant personnel reductions as a result of recent mergers, certain operational changes are expected to result in more efficient personnel utilization in the remainder of 2000.

Expense for premises, furniture, and fixtures increased from $2.9 million for the period ended September 30, 1999, to $3.7 million for the period ended September 30, 2000. The increase of $823,000 is largely due to the addition of the Chili and Brewster Offices.

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES

Minority interest expense represents the portion of net income in consolidated majority-owned subsidiaries that is attributable to the minority owners of the subsidiaries. Minority interest expense included in the statements of income includes the approximate 30% interest in The Mahopac National Bank that was owned by minority shareholders during the period from June 4, 1999, through August 31, 2000. The minority interest expense attributable to the minority shareholders of The Mahopac national Bank was $233,000 for the year to date period ended September 30, 1999, and $434,000 for the year to date period ended September 30, 2000. The remaining minority interest expense is attributable to the minority interests in the Real Estate Investment Trust subsidiaries of the Company's three banking subsidiaries.

INCOME TAX EXPENSE

The provision for income taxes provides for Federal and New York State income taxes. The provision for the nine months ended September 30, 2000, was $6.3 million, compared to $6.0 million in 1999. The increased provision is primarily due to increased levels of taxable income. The effective tax rate for the first nine months of 1999 and 2000 was approximately 32.5%.


FINANCIAL CONDITION

The Company's total assets were $1.3 billion as of September 30, 2000, representing an increase of $88.2 million over total assets reported as of December 31, 1999. Growth was primarily in the loan and lease portfolio, which increased by $67.2 million in the first nine months of 2000, while the securities portfolio grew by approximately $4.4 million (including market value adjustments on available-for-sale securities).

CAPITAL

Total shareholders' equity grew by approximately 14% during the first nine months of 2000 to $110.6 million. The increase in shareholders' equity includes an increase of approximately $8.2 million related common stock issued to purchase the approximate 30% minority interest in The Mahopac National Bank. This increase was partially offset by $3.4 million in common stock that was repurchased and returned to unissued status. On August 15, 2000, the Company announced that its Board of Directors had approved a repurchase plan (the "Plan") authorizing the repurchase of up to 400,000 shares of the Company's outstanding common stock over the next 24 months. As of September 30, 2000, 79,064 shares had been repurchased under the Plan.

Cash dividends paid in the first nine months of 2000 totaled approximately $5.8 million, representing 44% of year to date earnings. Per share cash dividends of $0.81 for the first nine months of 2000, represents a 6.6% increase over cash dividends paid by Tompkins in the same period of 1999.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and its subsidiaries meet all capital adequacy requirements to which they are subject. The table below reflects the Company's capital position at September 30, 2000, compared to the regulatory capital requirements for "well capitalized" institutions.

REGULATORY CAPITAL ANALYSIS - September 30, 2000
================================================================================
                                                                Well Capitalized
                                                Actual             Requirement
                                          -----------------     ----------------
(Dollar amounts in thousands)              Amount     Ratio     Amount     Ratio
--------------------------------------------------------------------------------
Total Capital (to risk weighted assets)   $114,690    13.0%     $87,979    10.0%
Tier I Capital (to risk weighted assets)  $105,109    11.9%     $52,787     6.0%
Tier I Capital (to average assets)        $105,109     8.4%     $62,877     5.0%
================================================================================

As illustrated above, the Company's capital ratios on September 30, 2000 remain well above the minimum requirement for well capitalized institutions. As of September 30, 2000, the capital ratios for each of the Company's subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

RESERVE FOR LOAN AND LEASE LOSSES AND NONPERFORMING ASSETS

Management reviews the adequacy of the reserve for loan and lease losses in a detailed and ongoing basis, giving consideration to various risk elements that may affect the inherent risk of loss in the current loan/lease portfolio. Based upon management's review, the current reserve of $9.6 million is believed adequate based on the inherent risk of loss in the loan and lease portfolios. Activity in the Company's reserve for loan and lease losses during the first nine months of 2000 and 1999 is illustrated in the table below.

ANALYSIS OF THE RESERVE FOR LOAN/LEASE LOSSES  (In thousands)
=============================================================================================
                                                     September 30, 2000    September 30, 1999
---------------------------------------------------------------------------------------------
Average Loans and Leases Outstanding Year to Date              $786,677              $638,496
---------------------------------------------------------------------------------------------
Beginning Balance                                                 9,228                 7,405
---------------------------------------------------------------------------------------------
Allowance related to purchase acquisition                             0                 1,511
---------------------------------------------------------------------------------------------
Provision for loan losses                                           815                   680
     Loans charged off                                             (777)                 (732)
     Loan recoveries                                                315                   366
---------------------------------------------------------------------------------------------
Net Charge-offs                                                    (462)                 (366)
---------------------------------------------------------------------------------------------
Ending Balance                                                 $  9,581              $  9,230
=============================================================================================

Annualized net charge-offs through the first nine months of 2000 amounted to 0.08% of average loans outstanding during the period. This ratio is unchanged from the nine month period ended September 30, 1999. Reserve coverage of nonperforming loans was 1.73x at September 30, 2000, compared to 4.56x at September 30, 1999.

The level of nonperforming assets at September 30, 2000 and 1999 is illustrated in the table below. Nonperforming assets of $5.8 million as of September 30, 2000, reflect an increase of $3.6 million from September 30, 1999. Despite the increase in the current period, the level of nonperforming assets at September 30, 2000, remains modest at 0.45% of total assets.

NONPERFORMING ASSETS (IN THOUSANDS)

=============================================================================================
                                                    September 30, 2000    September 30, 1999
---------------------------------------------------------------------------------------------
Nonaccrual loans                                               $ 4,197               $ 1,786
Loans past due 90 days and accruing                              1,344                   239
Troubled debt restructuring not included above                       0                     0
---------------------------------------------------------------------------------------------
     Total nonperforming loans                                   5,541                 2,025
---------------------------------------------------------------------------------------------
Other real estate, net of allowances                               244                   178
---------------------------------------------------------------------------------------------
     Total nonperforming assets                                $ 5,785               $ 2,203
=============================================================================================
Total nonperforming loans as a percent of total loans             0.70%                 0.30%
Total nonperforming assets as a percentage of total assets        0.45%                 0.19%
=============================================================================================

DEPOSITS AND OTHER LIABILITIES

Total deposits were $1.0 billion on September 30, 2000, compared to $974 million on December 31, 1999. Core deposits, which include demand deposits, savings and money market accounts, and time deposits of less than $100,000 represent the primary funding source for the Company. As of September 30, 2000, core deposits of $838 million represented 72% of total liabilities. This compares to core deposits of $794 million, representing 73% of total liabilities at December 31, 1999. Deposit growth was primarily centered in newer offices. The Brewster Office of The Mahopac National Bank, which opened in the first quarter of 2000, had $26 million in deposits at September 30, 2000. The Chili Office of The Bank of Castile, which opened in the second quarter of 1999, had $12 million in deposits at December 31, 1999, and $19 million in deposits at September 30, 2000.

The Company uses large time deposits, securities sold under repurchase agreements, Federal funds purchased, and other borrowings as additional funding sources. Time Deposits of $100,000 and over decreased from $180 million at December 31, 1999, to $168 million at September 30, 2000. As of September 30, 2000, total securities sold under repurchase agreements amounted to $76 million, compared to $58 million at December 31, 1999. Other borrowings, consisting of term borrowings from the Federal Home Loan Bank, increased from $42 million at December 31, 1999, to $67 million at September 30, 2000.

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

Cash and cash equivalents totaled $57 million as of September 30, 2000, reflecting an increase of $2.2 million from December 31, 1999. Short term investments consisting of securities due in one year or less declined from $43 million on December 31, 1999, to $39 million on September 30, 2000. Securities pledged to secure certain large deposits and securities sold under repurchase agreements were 84% of total securities as of September 30, 2000, compared to 77% as of December 31, 1999.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including federal funds purchased, repurchase agreements, negotiable certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At September 30, 2000, the unused borrowing capacity on established lines with the FHLB was $85 million. As members of the FHLB, the Company's subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At September 30, 2000, total real estate loans of the Company were $507 million.

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

The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of September 30, 2000.

Condensed Static Gap - September 30, 2000   Repricing Interval
                                              Cumulative
(dollar amounts in thousands)       Total     0-3 months    3-6 months     6-12 months   12 months
---------------------------------------------------------------------------------------------------
Interest-earning assets          $1,163,359    $283,507      $ 58,480       $107,907      $449,894
Interest-bearing liabilities        945,692     365,617       118,037         97,789       581,443
---------------------------------------------------------------------------------------------------
Net gap position                                (82,110)      (59,557)        10,118      (131,549)
---------------------------------------------------------------------------------------------------
Net gap position as a percentage of total assets  (6.43%)       (4.66%)         0.79%       (10.30%)
---------------------------------------------------------------------------------------------------

The Company's September 30, 2000, one-year cumulative rate sensitivity gap was a negative 10.3% of total assets, indicating a liability sensitive position. The analysis suggests earnings would benefit from a declining interest rate environment, and would be vulnerable to a rising interest rate environment. Management estimates that a 200 basis point rise in interest rates would result in a 1.8% decline in net interest income over a one year period, and a 3.9% decline over a 2 year period, assuming no management actions to reposition the balance sheet in reaction to a changing rate environment. Management believes the current interest rate risk exposure is not material given the Company's current level of earnings and capital.

                             TOMPKINS TRUSTCO, INC.
          AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS

                                                  Sep-00                         Sep-00                         Sep-99
-----------------------------------------------------------------------------------------------------------------------------------
                                        Average                        Average                        Average
                                        Balance             Average    Balance             Average    Balance             Average
(Dollar amounts in thousands)            (QTD)   Interest  Yield/Rate   (YTD)   Interest  Yield/Rate   (YTD)   Interest  Yield/Rate
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
  Certificates of deposit with
     other banks                     $        0  $     0            $        0  $     0            $        0  $     0
  Securities (1)
     U.S. Government Securities         246,732    4,049      6.53%    243,900   11,958      6.55%    235,168   10,522      5.98%
     State and municipal (2)             78,446    1,407      7.14%     80,044    4,310      7.19%     81,048    4,005      6.61%
     Other Securities (2)                17,053      365      8.52%     13,957      861      8.24%      8,912      508      7.62%
                                     ----------------------------------------------------------------------------------------------
     Total securities                   342,231    5,821      6.77%    337,901   17,129      6.77%    322,128   15,035      6.18%
  Federal Funds Sold                     10,776      170      6.28%     12,516      552      5.89%     20,531      778      5.07%
  Loans, net of unearned income (3)
      Real Estate                       499,301   10,315      8.22%    479,183   31,122      8.68%    374,838   19,497      6.95%
      Commercial Loans (2)              187,416    4,766     10.12%    181,486   11,842      8.72%    199,778   12,678      8.48%
      Consumer Loans                    109,090    2,724      9.93%    108,733    7,985      9.81%    119,811    8,891      9.92%
      Direct Lease Financing             17,348      345      7.91%     17,275    1,022      7.90%     15,407      906      7.86%
                                     ----------------------------------------------------------------------------------------------
      Total loans, net of unearned
        income                          813,155   18,150      8.88%    786,677   51,971      8.82%    709,834   41,972      7.91%
                                     ----------------------------------------------------------------------------------------------
      TOTAL INTEREST-EARNING ASSETS   1,166,162   24,141      8.24%  1,137,094   69,652      8.18%  1,055,493   57,785      7.31%
                                     ----------------------------------------------------------------------------------------------

Other assets                             95,642                         87,545                         80,302

                                     ----------                     ----------                     ----------
      TOTAL ASSETS                   $1,261,804                     $1,224,639                     $1,135,795
                                     ==========                     ==========                     ==========

-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits
  Interest-bearing deposits
      Interest bearing checking,
         savings, & money market        409,931    2,570      2.49%    413,630    7,661      2.47%    396,850    5,903      1.99%
      Time Dep > $100,000               170,879    2,732      6.36%    163,505    7,333      5.99%    142,079    5,273      4.96%
      Time Dep < $100,000               214,965    3,012      5.57%    218,421    8,675      5.31%    195,918    6,853      4.68%
                                     ----------------------------------------------------------------------------------------------
      Total interest-bearing deposits   795,775    8,314      4.16%    795,556   23,669      3.97%    734,847   18,029      3.28%

Federal funds purchased & securities
   sold under agreements to repurchase   71,403    1,098      6.12%     69,872    3,025      5.78%     62,858    2,240      4.76%
Other borrowings                         80,462    1,277      6.31%     56,353    2,527      5.99%     51,507    1,906      4.95%
                                     ----------------------------------------------------------------------------------------------
   TOTAL INTEREST-BEARING LIABILITIES   947,640   10,689      4.49%    921,781   29,221      4.23%    849,212   22,175      3.49%

Non-interest bearing deposits           192,212                        184,159                        174,804
Minority Interest                         4,928                          5,885                              0
Accrued expenses and other liabilities   14,608                         13,463                         13,236
                                     ----------                     ----------                     ----------
   TOTAL LIABILITIES                  1,159,388                      1,125,288                      1,037,252

SHAREHOLDERS' EQUITY                    102,416                         99,351                         98,543
                                     ----------                     ----------                     ----------
   TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY            $1,261,804                     $1,224,639                     $1,135,795
                                     ==========                     ==========                     ==========
Interest rate spread                                          3.75%                          3.95%                          3.80%
                                                 ------------------             ------------------             ------------------
   Net interest income/margin on
     earning assets                              $13,452      4.59%             $40,431      4.75%             $35,610      4.51%
-----------------------------------------------------------------------------------------------------------------------------------

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

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)      Exhibits

                  Exhibit 27 - Financial Data Schedule.

(b)      Reports on form 8-K

On September 13, 2000, Tompkins filed a Form 8-K announcing that on August 31, 2000, Tompkins Trustco, Inc. completed the acquisition of the approximate 30% interest in The Mahopac National Bank owned by various members of the Spain family in a stock-for-stock transaction. In connection with the acquisition Tompkins issued 415,000 shares of common stock. The purchase brings Tompkins' total ownership interest in Mahopac to approximately 99.7%.

On August 23, 2000, Tompkins filed a Form 8-K announcing that on August 8, 2000, the Board of Tompkins Trustco, Inc. authorized the repurchase of up to 400,000 shares of the Company's outstanding common stock. The purchases may be made on the open market or in privately negotiated transactions, over the next 24 months.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 13, 2000

TOMPKINS TRUSTCO, INC.


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