Form 10-K
period 2000-12-31
TOMPKINS TRUSTCO INC
filed 2001-04-02
CIK 1005817

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

                   For the fiscal year ended  DECEMBER 31, 2000

                         Commission File Number 1-12709


                             TOMPKINS TRUSTCO INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW YORK                                       16-1482357
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

THE COMMONS, P.O. BOX 460, ITHACA, NEW YORK                  14851
-------------------------------------------                ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $172,897,000 on March 12, 2001, based on the closing sales price of the registrant's common stock, $.10 par value (the "Common Stock"), as reported on the American Stock Exchange, Inc. as of such date.

The number of shares of the registrant's Common Stock outstanding as of March 12, 2001, was 7,433,841 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement (the "Proxy Statement") filed with the Securities and Exchange Commission in connection with the 2001 Annual Meeting of Stockholders, is incorporated herein by reference in Part III.

                             TOMPKINS TRUSTCO, INC.
                         2001 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

PART I                                                                      PAGE

Item 1.         Business of the Company                                       1

Item 2.         Properties                                                    4

Item 3.         Legal Proceedings                                             6

Item 4.         Submission of Matters for a Vote by Securities Holders        6


PART II

Item 5.         Market for Registrant's Common Equity and Related
                  Securities                                                  7

Item 6.         Selected Financial Data                                       7

Item 7.         Management Discussion and Analysis of Financial Condition
                  and Results of Operations                                   9

Item 7A.        Quantitative and Qualitative Disclosure About Market Risk    22

Item 8.         Financial Statements and Supplementary Data                  24

Item 9.         Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                   55


PART III

Item 10.        Directors and Executive Officers of the Registrant           55

Item 11.        Executive Compensation                                       56

Item 12.        Security Ownership of Certain Beneficial Owners and
                  Management                                                 56

Item 13.        Certain Relationships and Related Transactions               56


PART IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K                                                57

                      [This Page Intentionally Left Blank]

PART I

ITEM 1.  BUSINESS OF THE COMPANY


GENERAL

Headquartered in Ithaca, New York, Tompkins Trustco, Inc. ("Tompkins" or "the Company") is the publicly traded parent company of Tompkins Trust Company (the "Trust Company"), The Bank of Castile, and The Mahopac National Bank. Through its banking subsidiaries the Company provides community banking services to their local market areas in New York State. Tompkins is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Tompkins was organized in 1995, under the laws of the State of New York, as a bank holding company for the Tompkins Trust Company (formerly known as Tompkins County Trust Company), a commercial bank that has operated in the community of Ithaca, New York, and environs since 1836.

MERGERS AND ACQUISITIONS

On December 31, 1999, Tompkins completed a merger with Letchworth Independent Bancshares ("Letchworth"), which was the parent company for The Bank of Castile (a wholly-owned subsidiary) and The Mahopac National Bank (approximately 70 percent owned by Letchworth). The merger was accounted for as a pooling-of-interests, and upon completing the merger, Letchworth was merged with and into Tompkins. All prior period financial information has been restated to present the combined financial condition and results of operations of both companies as if the merger had been in effect for all periods presented.

On June 4, 1999, Letchworth acquired 70.17 percent of the outstanding common stock of The Mahopac National Bank in a cash transaction accounted for as a purchase. Accordingly, operating results for The Mahopac National Bank are not included for periods prior to June 4, 1999. Subsequent to June 4, 1999, net income of The Mahopac National Bank is included in Tompkins' net income based upon the percentage of Tompkins' ownership of The Mahopac National Bank.

Effective September 1, 2000, and early in 2001, Tompkins completed the purchase of the minority interest in The Mahopac National Bank, primarily in a stock-for-stock transaction accounted for as a purchase. Prior to September 1, 2000, the approximately 30% interest in The Mahopac National Bank, which was not owned by Tompkins, was shown as a minority interest in consolidated subsidiaries on the consolidated statements of condition.

Effective January 1, 2001, the Company completed the acquisition of 100% of the common stock of Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., in a cash and stock transaction accounted for as a purchase. The two agencies have been merged with and into Tompkins Insurance Agencies, Inc., a wholly-owned subsidiary of Tompkins. The agencies primarily offer property and casualty insurance to individuals and businesses in Western New York State. They are expected to continue operating in their current locations, which include Attica, Warsaw, Alden, LeRoy, Batavia and Caledonia. Further details pertaining to the mergers and acquisitions are presented in Note 2 to the consolidated financial statements, included herein.


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

The Company conducts trust and investment services through Tompkins Investment Services, a division of Tompkins Trust Company. Tompkins Investment Services provides a full range of money management services, including investment management accounts, custody accounts, trusts, retirement plans and rollovers, estate settlement, and financial planning.

The Company maintains a portfolio of securities such as U.S. government and agency securities, obligations of states and political subdivisions thereof, equity securities, and interest-bearing deposits. It is the intention of management to maintain short to intermediate average lives in the Company's securities portfolio in order to better match the interest rate sensitivities of its assets and liabilities.

Investment decisions are made within policy guidelines established by the Company's board of directors. The investment policy established by the board of directors is based on the asset/liability management goals of the Company. The intent of the policy is to establish a portfolio of high quality diversified securities, which optimize net interest income within acceptable limits of safety and liquidity. Purchases of securities, other than certain obligations of states and political subdivisions thereof, are classified as available-for-sale, though it is generally management's intent to hold all securities to maturity. Securities available-for-sale may be used to enhance total return, provide additional liquidity, or reduce interest rate risk.

Information regarding the amortized cost and fair value of the securities portfolio for the years ended 2000 and 1999 is presented in Note 3 to the Company's consolidated financial statements. The amortized cost and fair value of the securities portfolio for the year ended 1998 is presented in the table below.

                                                                  AVAILABLE-FOR-SALE SECURITIES
----------------------------------------------------------------------------------------------------------
                                                                       GROSS       GROSS
                                                        AMORTIZED   UNREALIZED   UNREALIZED     FAIR
DECEMBER 31, 1998 (in thousands)                          COST         GAINS       LOSSES       VALUE
----------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of
  U.S. Government agencies                              $135,719       $1,858       $ 21       $137,556
Obligations of states and political subdivisions          32,487        1,415         25         33,877
Mortgage-backed securities                                71,570          444        134         71,880

----------------------------------------------------------------------------------------------------------
Total debt securities                                    239,776        3,717        180        243,313
----------------------------------------------------------------------------------------------------------
Equity securities                                          5,769          173          0          5,942
----------------------------------------------------------------------------------------------------------
Total available-for-sale securities                     $245,545       $3,890       $180       $249,255
==========================================================================================================

Available-for-sale securities include $4,833,000 in equity securities, which are carried at amortized cost since fair values are not readily determinable. This figure includes $3,629,000 of Federal Home Loan Bank Stock.

                                                                 HELD-TO-MATURITY SECURITIES
----------------------------------------------------------------------------------------------------------
                                                                       GROSS       GROSS
                                                        AMORTIZED   UNREALIZED   UNREALIZED     FAIR
DECEMBER 31, 1998 (in thousands)                          COST         GAINS       LOSSES       VALUE
----------------------------------------------------------------------------------------------------------

Obligations of states and political subdivisions        $ 34,088       $  923       $  0       $ 35,011

----------------------------------------------------------------------------------------------------------
Total held -to-maturity debt securities                 $ 34,088       $  923       $  0       $ 35,011
----------------------------------------------------------------------------------------------------------

COMPETITION

The Company's subsidiary banks operate 30 offices, including two limited-service offices, serving communities in upstate New York. The Trust Company operates 12 full-service and one limited service banking offices in the counties of Tompkins and Schuyler. The Bank of Castile conducts its operations through its 12 full-service and one limited service offices, in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. The Mahopac National Bank is located in Putnam County, and operates four full-service branches in that county. Deposits of all three banks are insured by the Federal Deposit Insurance Corporation.

Competition for commercial banking and trust and investment services is strong in the Company's market areas. Deregulation of the banking industry has created a highly competitive environment for commercial banking services. Increased competition has resulted in a decreasing number of community banks, and increased competition from regional and national financial service providers. In one or more aspects of its business, the Company competes with other commercial banks, savings institutions, credit unions, mortgage bankers and brokers, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Many of these competitors, some of which are affiliated with large financial holding companies, have substantially greater resources and lending limits, and may offer certain services the Company does not currently provide. In addition, many non-bank competitors, such as credit unions, are not subject to the same taxes or extensive federal regulations that apply to bank holding companies and federally insured banks. The recent Letchworth acquisition provides increased capacity for growth, and greater capital resources necessary to make investments in technology and services that will improve the Company's ability to compete.

Since the office locations of The Mahopac National Bank and The Bank of Castile are not immediately adjacent to markets served by the Trust Company, the merger provides Tompkins with new areas to market products and services, with relatively little disruption to the core strategy or operation of the Trust Company. The Company's decision to operate as three locally managed community banks reflects management's commitment to community banking as a business strategy that will continue to be emphasized. The recent acquisitions of Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., to form Tompkins Insurance Agencies, Inc. will add a line of insurance and risk management products to the Company's array of financial products.

The area served by the Trust Company consists primarily of Tompkins County, with an estimated population of 97,000 people. Education plays a significant role in the local economy with Cornell University and Ithaca College being two of the county's major employers. Current economic trends include low unemployment and moderate growth. The Bank of Castile serves a five-county market that is primarily rural in nature. The opening of a branch office in Chili, New York, in 1999 provides increased access to the suburban Rochester, New York, market. Excluding Monroe County, which includes Rochester, the population of counties served by The Bank of Castile is approximately 171,000. Economic growth has been relatively flat in The Bank of Castile's market area, although the significant population base of the suburban Rochester market (in excess of 700,000 people), provides significant opportunities for growth. The primary market area for The Mahopac National Bank is Putnam County, New York, with a population of approximately 93,000. Putnam County is about 60 miles north of Manhattan, and is one of the fastest growing counties in New York State.


REGULATION

As a registered financial holding company, the Company is subject to examination and comprehensive regulation by the Federal Reserve Board (FRB). The Company's subsidiary banks are subject to examination and comprehensive regulation by various regulatory authorities, including the Federal Deposit Insurance Corporation (FDIC), the Office of the Comptroller of the Currency (OCC), and the New York State Banking Department (NYSBD). Each of these agencies issues regulations and requires the filing of reports describing the activities and financial condition of the entities under its jurisdiction. Likewise, such agencies conduct examinations on a recurring basis to evaluate the safety and soundness of the institutions, and to test compliance with various regulatory requirements, including: consumer protection, fair lending, the Community Reinvestment Act, sales of non-deposit investments, electronic data processing, and trust department activities.

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


EMPLOYEES

At December 31, 2000, the Company employed 491 employees, approximately 93 of whom were part-time. No employees are covered by a collective bargaining agreement and the Company believes its employee relations are excellent.

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

LOCATION                          FACILITY TYPE                          SQUARE FEET       OWNED/LEASED*
The Commons                       Trust Company                             23,900            Owned
Ithaca, NY                        Main Office

119 E. Seneca Street              Trust Company                             18,550            Owned
Ithaca, NY                        Trust and Investment Services

121 E. Seneca Street              Administration                            18,900            Owned
Ithaca, NY

Rothschilds Building              Operations and Data Processing            20,500            Leased
The Commons, Ithaca, NY

Central Avenue                    Trust Company                                400            Leased
Cornell University, Ithaca, NY    Cornell Campus Office

905 Hanshaw Road                  Trust Company                                790            Leased
Ithaca, NY                        Community Corners Office

139 N. Street Extension           Trust Company                              2,250            Owned
Dryden, NY                        Dryden Office

1020 Ellis Hollow Road            Trust Company                                650            Leased
Ithaca, NY                        East Hill Plaza Office

775 S. Meadow Street              Trust Company                              2,280            Owned
Ithaca, NY                        Plaza Office

Pyramid Mall                      Trust Company                                610            Leased
Ithaca, NY                        Pyramid Mall Office

116 E. Seneca Street              Trust Company                                775            Owned
Ithaca, NY                        Seneca Street Drive-in

2251 N. Triphammer Road           Trust Company                              3,000            Leased
Ithaca, NY                        Triphammer Road Office

2 W. Main Street                  Trust Company                              2,720            Owned
Trumansburg, NY                   Trumansburg Office

701 W. Seneca Street              Trust Company                              2,150            Owned
Ithaca, NY                        West End Office

2230 N. Triphammer Road           Trust Company                                204            Leased
Ithaca, NY                        Kendal Office (Part-time office)

100 Main Street                   Trust Company                              3,115            Owned
Odessa, NY                        Odessa Office

50 N. Main Street                 The Bank of Castile                        6,662            Owned
Castile, NY                       Main Office


LOCATION                          FACILITY TYPE                          SQUARE FEET       OWNED/LEASED*
604 W. Main Street                The Bank of Castile                        4,662            Owned
Arcade, NY                        Arcade Office

263 E. Main Street                The Bank of Castile                        3,303            Owned
Avon, NY                          Avon Office

408 E. Main Street                The Bank of Castile                        3,496            Owned
Batavia, NY                       Batavia Office

3155 State Street                 The Bank of Castile                        4,680            Owned
Caledonia, NY                     Caledonia Office

3252 Chili Avenue                 The Bank of Castile                        4,000            Owned
Chili, NY                         Chili Office

1 Main Street                     The Bank of Castile                        1,448            Owned
Gainesville, NY                   Gainesville Office

11 South Street                   The Bank of Castile                        9,700            Owned
Geneseo, NY                       Geneseo Office

29 Main Street                    The Bank of Castile                        3,084            Owned
LeRoy, NY                         LeRoy Office

102 N. Center Street              The Bank of Castile                        4,702            Owned
Perry, NY                         Perry Office

2727 Genesee Street               The Bank of Castile                        2,220            Leased
Retsof, NY                        Retsof  Office

445 N. Main Street                The Bank of Castile                        2,798            Owned
Warsaw, NY                        Warsaw Office

129 N. Center Street              The Bank of Castile                       11,138            Owned
Perry, NY                         Processing Center **

1410 S. Main Street               The Bank of Castile                        1,250            Leased
Medina, NY 14103                  Medina Office (Loan Production Office)

630 Route 6                       The Mahopac National Bank                  2,800            Owned
Mahopac, NY                       Mahopac Office

591 Route 6N                      The Mahopac National Bank                  3,000            Owned
Mahopac Falls, NY                 Red Mills Office

21 Peekskill Hollow Road          The Mahopac National Bank                 17,950            Owned
Putnam Valley, NY                 Putnam Valley Office

925 S. Lake Boulevard             The Mahopac National Bank                  3,460            Owned
Mahopac, NY                       Loan Center

1441 Route 22                     The Mahopac National Bank                 34,000            Owned
Brewster, NY                      Brewster Office

--------------------------------------------------------------------------------
* Lease terminations for the Company's leased properties range from 2000 through 2042. ** Office includes two parcels of land that are being leased through 2004, and 2090, respectively.

Management believes the current facilities are suitable for their present and intended purposes.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in legal proceedings in the normal course of business, none of which are expected to have a material adverse impact on the financial condition or operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS FOR A VOTE BY SECURITIES HOLDERS

There were no matters submitted for shareholder vote in the fourth quarter of 2000.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITIES

                                                       MARKET PRICE**                CASH
MARKET PRICE & DIVIDEND INFORMATION               HIGH              LOW          DIVIDENDS PAID**
-------------------------------------------------------------------------------------------------
See Notes 1 and  2 below:
2000              1st Quarter                   $29.13            $22.63             $.27
                  2nd Quarter                    26.06             23.13              .27
                  3rd Quarter                    29.06             23.75              .27
4th               Quarter                        29.00             26.75              .27

1999              1st Quarter                   $35.88            $33.75             $.25
                  2nd Quarter                    34.25             31.75              .25
3rd               Quarter                        35.50             30.69              .26
                  4th Quarter                    31.50             28.25              .27

Note 1 - The range of reported high and low price for Tompkins Trustco, Inc. common stock for actual transactions as quoted on the American Stock Exchange. As of March 16, 2001, there were approximately 1,650 shareholders of record.

Note 2 - Dividends on Tompkins Trustco, Inc. common stock were paid on the 15th day of March, June, September, and December of each year.


ITEM 6.  SELECTED FINANCIAL DATA

                                                                         YEAR ENDED DECEMBER 31
(dollar amounts in thousands except
per share data)                                    2000           1999            1998            1997            1996
-------------------------------------------------------------------------------------------------------------------------
FINANCIAL STATEMENT HIGHLIGHTS
   Assets                                      $ 1,304,894    $ 1,188,679     $   954,705     $   886,846     $   836,397
   Deposits                                      1,034,901        974,239         733,644         693,905         635,649
   Other borrowings                                 67,257         42,012          48,973          34,817          23,150
   Shareholders' equity                            114,995         96,624          97,652          89,003          78,419
   Interest and dividend income                     92,018         77,617          69,729          66,265          61,427
   Interest expense                                 40,076         30,551          29,371          28,235          25,359
   Net interest income                              51,942         47,066          40,358          38,030          36,068
   Provision for loan/lease losses                   1,216            944           1,539           1,436           1,493
   Net securities gains (losses)                       450            (59)            (12)            (48)             13
   Net income                                       17,512         15,200          14,502          12,992          12,049
PER SHARE INFORMATION
   Basic earnings per share                           2.47           2.15            2.05            1.91            1.70
   Diluted earnings per share                         2.45           2.12            2.01            1.84            1.66
   Basic earnings per share-operating*                2.57           2.39            2.07            1.93            1.72
   Diluted earnings per share-operating*              2.55           2.36            2.03            1.86            1.67
   Cash dividends per share**                         1.08           1.03            0.91            0.82            0.73
SELECTED RATIOS
   Return on average assets                           1.42%          1.41%           1.57%           1.51%           1.50%
   Return on average equity                          17.09%         15.46%          16.09%          15.95%          15.29%
   Return on average assets-operating*                1.48%          1.57%           1.59%           1.52%           1.52%
   Return on average equity-operating*               17.70%         16.91%          16.22%          16.10%          15.41%
   Shareholders' equity to average assets             9.31%          8.97%          10.60%          10.32%           9.79%
   Dividend payout ratio                             43.95%         40.52%          37.92%          36.68%          36.65%

OTHER SELECTED DATA (actual numerical count)
-------------------------------------------------------------------------------------------------------------------------
   Employees (average full-time equivalent)            462            442             365             361             356
   Full-service banking offices                         28             26              22              22              21
   Bank access centers (ATMs)                           41             36              33              32              30
-------------------------------------------------------------------------------------------------------------------------

----------------
* Uses net income before amortization of intangible assets and one-time merger-related expenses, net of applicable tax benefit.
** Cash dividends per share and stock price reflect historical information for Tompkins Trustco, Inc.


 UNAUDITED QUARTERLY FINANCIAL DATA:                                           2000
----------------------------------------------------------------------------------------------------------------------
(in thousands except per share data)                 FIRST           SECOND             THIRD            FOURTH
----------------------------------------------------------------------------------------------------------------------
Interest and dividend income                       $21,792           $22,598          $23,599           $24,029
Interest expense                                     8,964             9,567           10,690            10,855
Net interest income                                 12,828            13,031           12,909            13,174
Provision for loan/lease losses                        240               274              301               401
Income before income taxes                           6,464             6,282            6,644             6,374
Net income                                           4,326             4,188            4,572             4,426
Net income per common share (basic)                    .62               .60              .64               .61
Net income per common share (diluted)                  .61               .60              .64               .60
----------------------------------------------------------------------------------------------------------------------


                                                                               1999
----------------------------------------------------------------------------------------------------------------------
(in thousands except per share data)                 FIRST           SECOND             THIRD            FOURTH
----------------------------------------------------------------------------------------------------------------------
Interest income                                    $17,233           $18,301          $20,756           $21,327
Interest expense                                     6,942             7,258            7,975             8,376
Net interest income                                 10,291            11,043           12,781            12,951
Provision for loan/lease losses                        238               268              174               264
Income before income taxes                           5,782             5,849            6,732             4,686
Net income                                           3,931             3,930            4,548             2,791
Net income per common share (basic)                    .56               .55              .64               .40
Net income per common share (diluted)                  .54               .55              .64               .39
----------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Tompkins Trustco, Inc. ("Tompkins" or "the Company") was organized in 1995, as the parent company of Tompkins Trust Company (the "Trust Company"), which traces its charter back to 1836. On December 31, 1999, the Company completed a merger with Letchworth Independent Bancshares Corporation ("Letchworth"), at which time Letchworth was merged with and into Tompkins. Upon completion of the merger, Letchworth's two subsidiary banks, The Bank of Castile and The Mahopac National Bank, became subsidiaries of Tompkins. The merger with Letchworth was accounted for as a pooling-of-interests, and accordingly all prior period financial information has been restated to present the combined financial condition and results of operations of both companies as if the merger had been in effect for all periods presented.

On June 4, 1999, Letchworth acquired 70.17 percent of the outstanding common stock of The Mahopac National Bank in a cash transaction accounted for as a purchase. Accordingly, operating results for The Mahopac National Bank are not included for periods prior to June 4, 1999. Subsequent to June 4, 1999, net income of The Mahopac National Bank is included in Tompkins' net income based upon the percentage of Tompkins' ownership of The Mahopac National Bank. This transaction with The Mahopac National Bank resulted in a core deposit intangible of $3.5 million, which is being amortized over a ten year period, and goodwill of $2.5 million, which is being amortized over a 20 year period.

Effective September 1, 2000, and early in 2001, Tompkins Trustco, Inc. completed the purchase of the minority interest in The Mahopac National Bank, primarily in a stock-for-stock transaction accounted for as a purchase. Prior to September 1, 2000, the approximately 30 percent interest in The Mahopac National Bank, which was not owned by Tompkins, was shown as a minority interest in consolidated subsidiaries on the consolidated statements of condition. Subsequent to September 1, 2000, effectively all of the net income of The Mahopac National Bank is included in Tompkins' consolidated net income. The approximately 30% acquisition of The Mahopac National Bank resulted in a core deposit intangible of $1.9 million, which is being amortized over a 10 year period, and goodwill of $2.5 million, which is being amortized over a 20 year period.

Effective January 1, 2001, the Company completed the acquisition of 100% of the common stock of Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., in a cash and stock transaction accounted for as a purchase. The two agencies have been merged with and into Tompkins Insurance Agencies, Inc., a wholly-owned subsidiary of Tompkins. The agencies are expected to continue operating in their current western New York locations, which include Attica, Warsaw, Alden, LeRoy, Batavia and Caledonia. The purchase agreements for the insurance agencies include provisions for additional consideration to be paid in the form of Company stock if certain income targets are met by Tompkins Insurance Agencies, Inc. in 2001 and 2002. The contingent consideration includes 25,093 shares, which are payable if the income targets are met, and an additional 8,333 shares which are payable if income targets are exceeded by 5%. Additional information on the Company's merger and acquisition activities is discussed in Note 2 to the consolidated financial statements.

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


RESULTS OF OPERATIONS

Operating earnings, which exclude amortization of intangible assets and one-time merger-related expenses, were $18.3 million for the year ended December 31, 2000, up 8 percent from 1999 operating earnings of $16.9 million. Earnings reported in accordance with Generally Accepted Accounting Principles (GAAP) were $17.5 million in 2000, up 15.2 percent over 1999. Similar growth was seen in per share earnings, as 2000 diluted operating earnings per share of $2.55 reflect an
8.3 percent increase over 1999. Diluted earning per share reported in accordance with GAAP increased by 15.6 percent to $2.45 in 2000, from $2.12 in 1999. Basic earnings per share were 2.47 in 2000, compared to 2.15 in 1999.

The Company's strong earnings performance in 2000 is attributable to the success of the core business strategies of the Company and its community banking subsidiaries, which include diversified revenue sources consisting of net interest income generated from the loan and securities portfolios, trust and investment services income, and other service charges and fees for providing banking and related financial services. Although net interest income remains the Company's primary revenue source, management continues to focus on growing revenue from noninterest related sources.

TABLE 1 - AVERAGE STATEMENTS OF CONDITION AND NET INTEREST ANALYSIS

                                                                              DECEMBER 31
------------------------------------------------------------------------------------------------------------------------------------
                                                   2000                          1999                           1998
------------------------------------------------------------------------------------------------------------------------------------

                                        AVERAGE             AVERAGE    AVERAGE           AVERAGE     AVERAGE              AVERAGE
(dollar amounts in thousands)           BALANCE  INTEREST  YIELD/RATE  BALANCE INTEREST YIELD/RATE   BALANCE  INTEREST   YIELD/RATE
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
     Securities (1)
         U.S. Government securities     $242,611   $15,929      6.57%  $210,598  $13,751      6.53%  $204,357   $13,545      6.63%
         State and municipal (2)          78,474     5,654      7.20%    75,531    5,463      7.23%    67,613     5,222      7.72%
         Other securities (2)             13,715     1,142      8.33%    24,858    1,580      6.36%    26,455     1,657      6.26%
-----------------------------------------------------------------------------------------------------------------------------------
         Total securities                334,800    22,725      6.79%   310,987   20,794      6.69%   298,425    20,424      6.84%
     Federal funds sold                   11,992       726      6.05%    17,717      980      5.53%    12,018       632      5.26%
     Loans, net of unearned income (3)
          Residential real estate        326,139    25,488      7.82%   274,321   21,049      7.67%   216,479    17,422      8.05%
          Commercial real estate         161,104    16,402     10.18%   138,882   12,464      8.97%   107,204    10,164      9.48%
          Commercial loans (2)           183,736    16,602      9.04%   122,288   11,855      9.69%   113,595    11,263      9.92%
          Consumer and other             108,912    10,785      9.90%   123,655   11,233      9.08%   109,442    10,784      9.85%
          Lease financing                 17,315     1,368      7.90%    15,602    1,249      8.01%    12,438     1,002      8.06%
-----------------------------------------------------------------------------------------------------------------------------------
          Total loans, net of
            unearned income              797,205    70,645      8.86%   674,748   57,850      8.57%   559,158    50,635      9.06%
-----------------------------------------------------------------------------------------------------------------------------------
          Total interest-earning       1,143,997    94,096      8.23% 1,003,452   79,624      7.94%   869,601    71,691      8.24%
            assets
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets                91,040                         74,122                        51,587
          Total assets                $1,235,037                     $1,077,574                      $921,188

===================================================================================================================================

LIABILITIES & SHAREHOLDERS'
  EQUITY
Deposits:
     Interest-bearing deposits
          Interest checking,
            savings, and money market $  412,864   $10,311      2.50%  $361,115   $8,436      2.34%  $294,188    $7,459      2.54%
          Time Deposits > $100,000       167,149    10,205      6.11%   149,124    7,565      5.07%   125,329     6,905      5.51%
          Time Deposits < $100,000       220,402    11,977      5.43%   186,603    9,206      4.93%   174,853     9,395      5.37%
-----------------------------------------------------------------------------------------------------------------------------------
          Total interest-bearing         800,415    32,493      4.06%   696,842   25,207      3.62%   594,370    23,759      4.00%
            deposits
Federal funds purchased and
    securities sold under
    agreements to repurchase              68,305     3,996      5.85%    60,662    2,852      4.70%    60,391     3,110      5.15%
Other borrowings                          59,125     3,587      6.07%    49,966    2,492      4.99%    44,444     2,502      5.63%
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing
      liabilities                        927,845    40,076      4.32%   807,470   30,551      3.78%   699,205    29,371      4.20%
-----------------------------------------------------------------------------------------------------------------------------------
Non-interest bearing deposits            186,505                        154,803                       120,036
Accrued expenses and other                13,444                         15,555                        11,487
liabilities
-----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                  1,127,794                        977,828                       830,728
Minority Interest                          4,791                          1,404                           324
Shareholders' equity                     102,452                         98,342                        90,136
-----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and
       shareholders' equity           $1,235,037                      $1077,574                      $921,188
===================================================================================================================================
Interest rate spread                                            3.92%                         4.16%                          4.04%
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income/margin
        on earning assets                          $54,020      4.72%            $49,073      4.89%             $42,320      4.87%
-----------------------------------------------------------------------------------------------------------------------------------

(1) Average balances and yields on available-for-sale securities are based on amortized cost.

(2) Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and federal effective income tax rate of 40 percent in 2000 and 1999, and 41 percent in 1998, to increase tax-exempt interest income to a taxable equivalent basis.

(3) Nonaccrual loans are included in the average loan totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the consolidated financial statements.

Return on average shareholders' equity (ROE) was 17.09 percent in 2000, compared to 15.46 percent in 1999, and 16.09 percent in 1998. The decline in ROE in 1999 was due to one-time merger-related expenses related to the Letchworth merger. Operating ROE (using operating earnings) was 17.70 percent in 2000, 16.91 percent in 1999, and 16.22 percent in 1998. Return on average assets (ROA) was
1.42 percent in 2000, 1.41 percent in 1999, and 1.57 percent in 1998. Operating ROA was 1.48 percent in 2000, 1.57 percent in 1999, and 1.59 percent in 1999.


NET INTEREST INCOME

Table 1 illustrates the trend in average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Tax-equivalent net interest income improved to $54.0 million in 2000, up from $49.1 million in 1999, and $42.3 million in 1998. The growth was supported by an increased volume of earning assets, which grew by 14.0 percent in 2000, following growth of 15.4 percent in 1999. Growth in average earning assets between year-end 1999 and year-end 2000 was primarily centered in the loan portfolio, which included a $61.4 million increase in average commercial loans, and a $51.8 million increase in average residential real estate loans. Net interest income also benefited from an improved mix of earning assets and interest-bearing liabilities. Average loans for 2000 increased to 69.7 percent of average earning assets, compared to 67.2 percent in 1999, while average core deposits (total deposits, less time deposits of $100,000 or more) improved to
56.2 percent of average liabilities in 2000, compared to 56.0 percent in 1999. The $85.5 million increase in average core deposits from 1999 to 2000 was primarily centered in the Company's two newest branches - the Brewster Office of The Mahopac National Bank, which opened in the first quarter of 2000; and the Chili Office of The Bank of Castile, which opened in the second quarter of 1999.

The Company's net interest margin declined slightly in 2000 to 4.72 percent, down from 4.89 percent in 1999. The net interest margin in 2000 was negatively impacted by rising short term interest rates, which resulted in an inverted yield curve for much of 2000, whereby short term interest rates exceeded longer term interest rates. Additionally, the net interest margin has experienced downward pressure due to the competitive environment for loans and deposits in the markets in which the Company competes. The long term impact of these economic and competitive factors is likely to result in continued narrowing of net interest margins for the Company, and the industry as a whole. Nevertheless, management feels that recent acquisitions have improved the Company's competitive position as it relates to net interest margin by providing additional sources of lower cost core deposits and creating an improved balance sheet mix with less interest rate risk exposure.

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

The $4.9 million increase in tax-equivalent net interest income from 1999 to 2000 included a $14.5 million increase in interest income, which was partially offset by a $9.5 million increase in interest expense. An increased volume of earning assets resulted in a $7.1 million increase in net interest income between 1999 and 2000, while the impact from changes in interest rates resulted in a $2.2 million reduction in net interest income. Between 1998 and 1999, net interest income increased by $6.8 million, with a $7.9 million increase in interest income offset by a $1.2 million increase in interest expense. An increased volume of earning assets contributed $7.2 million to the increase in net interest income, which was offset by a $492,000 decline in net interest income due to an unfavorable rate variance.

TABLE 2 - ANALYSIS OF CHANGES IN NET INTEREST INCOME

 (dollar amounts in thousands)(taxable equivalent) 2000 VS. 1999                                      1999 VS. 1998
-----------------------------------------------------------------------------------------------------------------------------------
                                            INCREASE (DECREASE) DUE                              INCREASE (DECREASE) DUE
                                             TO CHANGE IN AVERAGE                                 TO CHANGE IN AVERAGE
                                  VOLUME              RATE            TOTAL            VOLUME             RATE             TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Federal funds sold                ($340)               $86           ($254)           $   314          $   34            $  348
Investments:
   Taxable                         1,393               325            1,718               299            (183)              116
   Tax-exempt                        200                13              213               595            (341)              254
Loans, net:
   Taxable                        10,794             2,001           12,795             9,770          (2,573)            7,197
   Tax-exempt                          4                (4)               0                22              (4)               18
-----------------------------------------------------------------------------------------------------------------------------------
Total interest income            $12,051            $2,421          $14,472           $11,000         ($3,067)           $7,933
-----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest bearing deposits:
   Interest checking,
      savings, and money market    1,265               610            1,875             1,600            (623)              977
   Time                            2,783             2,628            5,411             1,849          (1,378)              471
   Federal funds purchased
      and securities sold under
      agreements to repurchase       389               755            1,144                14            (272)             (258)
Other borrowings                     502               593            1,095               292            (302)              (10)
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest expense         $4,939            $4,586           $9,525            $3,755         ($2,575)           $1,180
-----------------------------------------------------------------------------------------------------------------------------------
   Net interest income            $7,112           ($2,165)          $4,947            $7,245           ($492)           $6,753
-----------------------------------------------------------------------------------------------------------------------------------

Notes: See notes to Table 1.


PROVISION FOR LOAN/LEASE LOSSES

The provision for loan/lease losses represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses at an adequate level. The provision for loan/lease losses was $1.2 million in 2000, $944,000 in 1999, and $1.5 million in 1998. The increase in 2000 is primarily due to growth in the loan portfolio. Although, recent industry trends (as reported by the FDIC) indicate deterioration in asset quality for the commercial banking industry as a whole, the Company's loan portfolio remains of generally high quality, as evidenced by the low level of nonperforming loans and declining trends in net charge-offs. Nonperforming loans and leases were $4.7 million at December 31, 2000, representing a modest 0.56 percent of total loans and leases outstanding at year-end. Nonperforming loans and leases at year-end 1999 were $4.3 million, also representing 0.56 percent of total loans and leases. Net charge-offs of $620,000 in 2000 represented 0.08 percent of average loans during the period, compared to net charge-offs of $632,000 in 1999, representing 0.09 percent of average loans and leases.


OTHER INCOME

Other income, excluding sales of securities, has increased steadily as a percentage of revenue (net interest income, plus other income) from 19 percent in 1998, to 20 percent in 1999, to 21 percent in 2000. Although net interest income remains the primary revenue source for the Company, competitive, regulatory, and economic conditions have led management to target other income opportunities as an important driver of long-term revenue growth. Management believes a continued focus on noninterest income will improve the Company's ability to compete with non-bank competitors, and reduce earnings volatility that may result from changes in the general interest rate environment. The success of this strategy is evident, as other income increased by 22 percent in 2000, 21 percent in 1999, and 19 percent in 1998. Other income of $14.4 million for the year ended December 31, 2000, reflects an increase of $2.6 million over 1999. A portion of the growth is attributable to the fact that other income of The Mahopac National Bank is included for the full year in 2000, and only seven months in 1999. If income from The Mahopac National Bank were included for the full year in 1999, the growth in 2000 would have been approximately $2.1 million, or approximately 17.4 percent.

Through the Trust Company, the Company has invested significant resources in developing fee income producing products and services. Many of these products and services can be offered to customers of The Bank of Castile and The Mahopac National Bank, thereby expanding the customer base for these products. The process of marketing these products throughout the Tompkins organization was started in 2000 and is expected to continue in 2001 and beyond, creating continued opportunities for growth in noninterest income.

Income from trust and investment services remains the largest source of other income. The Tompkins Investment Services Division of Tompkins Trust Company generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing employee benefits plans. Trust and investments services income of $4.6 million in 2000 represents an 11 percent increase over 1999. Trust and investment services income grew by 8 percent from 1998 to 1999. Increased fee income is attributable to the continued growth in average assets managed by, or in the custody of, Tompkins Investment Services. Income generated by Tompkins Investment Services is largely based on the value of the assets managed by the division, which can be affected by general trends in the stock market, as well as the amount of new business generated. Total assets managed by, or in custody of, Tompkins Investment Services had a market value of $1.1 billion at December 31, 2000 and 1999, compared to $952.9 million at December 31, 1998.

Tompkins Investment Services remains important to future revenue growth of the Company. Services are primarily provided to customers in the Trust Company's market area of Tompkins County and surrounding areas, although the division currently manages assets for clients in more than 40 states. In 2001, Tompkins Investment Services expects to expand its presence in the markets served by The Bank of Castile and The Mahopac National Bank. In 1997, the Company expanded the reach of Tompkins Investment Services by offering trust and investment services through a "Trust Alliance" program, through which the Company provides servicing and administrative support to trust departments of other banks. The Company currently has Trust Alliances with two non-affiliated community banks, which have assets under management totaling $54.0 million at December 31, 2000.

Card services, included in other service charges on the consolidated statements of income, have been another growth area for the Company, as technology has created opportunities to provide customers with new products to better serve their needs. Card services products include traditional credit cards, purchasing cards, debit cards, automated teller machines (ATM), and merchant card processing. Fee income associated with card services increased 31 percent in 2000 to $2.1 million, following growth of 56.7 percent in 1999.

Other income includes a $956,000 increase in cash surrender value of corporate owned life insurance, up from $723,000, in 1999, and $66,000 in 1998. This income is exempt from taxes. The corporate owned life insurance was purchased primarily in the third and fourth quarters of 1998, and relates to life insurance provided to certain senior officers. Increases in the cash surrender value of the insurance are reflected as other operating income, and the related mortality expense is recognized as an other operating expense. Although income associated with the insurance policies is not included in interest income, increases in the cash surrender value produced a tax-adjusted return of approximately 7.9 percent in 2000, and 8.1 percent in 1999.

The recent acquisitions of Austin, Hardie, Wise, Inc. and Ernest Townsend & Sons, Inc., (effective January 1, 2001) will provide an additional source of noninterest income and enhance the Company's ability to serve its customers with a full range of financial products and services.


OTHER EXPENSE

The Company's 2000 other expenses increased 13.1 percent, over 1999, to $38.8 million. Operating expenses, which excludes amortization of intangible assets and one-time merger expense, increased 17.1 percent. The $5.5 million increase in operating expenses is partially attributable to the fact that expenses of The Mahopac National Bank are included for the full year in 2000, and only seven months in 1999. If expenses of The Mahopac National Bank were included for the full year in 1999, the growth in 2000 would have been approximately $3.3 million, or approximately 9.9 percent. The increase in 2000 also includes approximately $1.1 million of increased expenses associated with two branch office openings -- the Chili Office of The Bank of Castile (opened in the third quarter of 1999), and the Brewster Office of The Mahopac National Bank (opened in the first quarter of 2000).

The Company's efficiency ratio (operating expense divided by tax-equivalent net interest income plus other income before securities gains and losses) was 55.1 percent in 2000, 52.6 percent in 1999, and 50.9 percent in 1998. The increase in 2000 is primarily due to increased expenses associated with the opening of the Chili Office of The Bank of Castile and the Brewster Office of The Mahopac National Bank.

Personnel-related expenses comprise the largest segment of other expense, representing approximately 57 percent of operating expenses in 2000, compared to approximately 58 percent in 1999, and 57 percent in 1998. Total personnel-related expenses increased by $2.9 million in 2000, to $21.5 million. If expenses of The Mahopac National Bank were included for the full year in 1999, the increase in 2000 would have been approximately $1.6 million, or approximately 8.2 percent.

Expense for premises, furniture, and fixtures increased to $5.0 million in 2000, from $4.1 million in 1999. The increase in 2000 is primarily due to increased expenses associated with the opening of the Chili Office of The Bank of Castile and the Brewster Office of The Mahopac National Bank. Approximately $277,000 of the increase relates to the fact that expenses of The Mahopac National Bank are included for the full year in 2000, and only seven months in 1999.

Amortization of intangible assets for 2000 includes $885,000 of amortization expense related to core deposit intangible assets and approximately $250,000 of amortization expense related to goodwill. Merger-related expenses in 1999 of $1.5 million are primarily related to investment banking services and other professional services associated with the Letchworth merger.

Other expenses included, among other things, fees paid for marketing services, postage and courier services, telephone expense, donations, software maintenance and amortization, and card services related expense. The increase from $9.5 million in 1999 to $11.2 million in 2000, is attributable to several factors, including: normal increases associated with growth in noninterest revenue, increased marketing costs associated with new branch openings, increased technology investments including improved internet banking services, and approximately $611,000 related to the fact that expenses of The Mahopac National Bank are included for the full year in 2000, and only seven months in 1999.


MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES

Minority interest expense represents the portion of net income in consolidated majority-owned subsidiaries that is attributable to the minority owners of the subsidiary. Minority interest expense for 2000 includes $433,000 related to the approximate 30 percent interest held by minority owners of The Mahopac National Bank for the period from January 1, 2000, through September 1, 2000. Effective September 1, 2000, the Company acquired the interest held by the minority owners. Minority interest expense for 1999 includes $403,000 related to the minority owners of The Mahopac National Bank for the period from June 3, 1999, through December 31, 1999. The Company also had minority interest expense of $135,000 in 2000, and $155,000 in 1999 related to minority interests in three real estate investment trusts, which are substantially owned by the Company's banking subsidiaries.


INCOME TAX EXPENSE

The provision for income taxes provides for Federal and New York State income taxes. The 2000 provision was $8.3 million, compared to $7.8 million in 1999, and $7.2 million in 1998. The increasing trend is primarily due to increased levels of taxable income. The effective tax rate for 2000 was 32.0 percent, compared to 34.1 percent in 1999, and 33.3 percent in 1998.

FINANCIAL CONDITION

During 2000, total assets grew by 9.8 percent to $1.3 billion, compared to $1.2 billion at December 31, 1999. Table 3 provides a comparison of average and year-end balances of selected balance sheet categories over the past three years, and the change in those balances between 1999 and 2000. Earning asset growth in 2000 consisted of a $90.4 million increase in loans, offset by a $3.0 million decline in the amortized cost of securities. Asset growth was funded primarily with core deposits, which increased by $57.1 million, including $33.3 million related to new branch openings. Asset growth was also supported by a $25.2 million increase in borrowings, and a $14.4 million increase in securities sold under agreements to repurchase.


TABLE 3 - BALANCE SHEET COMPARISONS

AVERAGE BALANCE SHEET                                                                                       CHANGE (1999-2000)
(dollar amounts in thousands)                       2000              1999             1998             AMOUNT          PERCENTAGE
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                    $1,235,037       $1,077,574          $921,188         $157,463            14.61%
Earning assets*                                  1,143,997        1,003,452           869,601          140,545            14.01%
Total loans and leases, less unearned income and
   net deferred costs and fees                     797,205          674,748           559,158          122,458            18.15%
Securities*                                        334,800          310,987           298,425           23,813             7.66%
Core deposits                                      819,771          702,521           589,077          117,250            16.69%
Time deposits of $100,000 and more                 167,149          149,124           125,329           18,025            12.09%
Federal funds purchased and securities
    sold under agreements to repurchase             68,305           60,662            60,391            7,643            12.60%
Other borrowings                                    59,125           49,966            44,444            9,159            18.33%
Shareholders' equity                               102,452           98,342            90,136            4,110             4.18%
-----------------------------------------------------------------------------------------------------------------------------------

ENDING BALANCE SHEET                                                                                        CHANGE (1999-2000)
(dollar amounts in thousands)                      2000               1999             1998             AMOUNT          PERCENTAGE
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                    $1,304,894       $1,188,679          $954,705         $116,215             9.78%
Earning assets*                                  1,195,419        1,107,510           890,676           87,909             7.94%
Total loans and leases, less unearned income and
   net deferred costs and fees                     845,758          755,382           592,193           90,376            11.96%
Securities*                                        330,236          333,278           279,633           (3,042)           -0.91%
Core deposits                                      851,449          794,303           594,914           57,146             7.19%
Time deposits of $100,000 and more                 183,452          179,936           138,730            3,516             1.95%
Federal funds purchased and securities
    sold under agreements to repurchase             72,231           57,846            61,205           14,385            24.87%
Other borrowings                                    67,257           42,012            48,973           25,245            60.09%
Shareholders' equity                               114,995           96,624            97,652           18,371            19.01%
-----------------------------------------------------------------------------------------------------------------------------------

* Balances of available-for-sale securities are shown at amortized cost.

SHAREHOLDERS' EQUITY

The consolidated statements of changes in shareholders' equity, included under
Item 8 herein, detail the changes in equity capital, including payments to shareholders in the form of cash dividends. Per share cash dividends for 1999 and 1998 represent the historical per share dividends paid on Tompkins common stock, while the dollar amount of the dividends paid represents the cash dividends paid by the combined organization. The Company continued the long history of increasing cash dividends with a per share increase of 4.9 percent in 2000, which followed a 13.2 percent increase in 1999. Dividends per share amounted to $1.08 in 2000, compared to $1.03 in 1999, and $0.91 in 1998. Cash dividends paid represented 44 percent, 41 percent, and 38 percent of net income after tax in each of 2000, 1999, and 1998, respectively.

Total shareholders' equity was $115.0 million at December 31, 2000, compared to $96.6 million at December 31, 1999, and $97.7 million at December 31, 1998. The $18.4 million increase from year-end 1999 to year-end 2000 included a $9.8 million increase in retained earnings and an $8.2 million increase from the issuance of shares to purchase the minority interest in The Mahopac National Bank. The $4.7 million of other comprehensive income was offset by $4.9 million in common stock repurchased and returned to unissued status. On August 15, 2000, the board of directors of the Company approved a repurchase plan (the "Plan") authorizing the repurchase of up to 400,000 shares of the Company's common stock over a 24 month period. As of December 31, 2000, 130,244 shares had been repurchased under the Plan at an average purchase price of $26.41 per share.

The decline in shareholders' equity from year-end 1998 to year-end 1999 was due primarily to a decline in the fair value of available-for-sale securities, as a result of rising interest rates in the second half of 1999. The decline in fair value of securities resulted in other comprehensive loss of $7.1 million for the year ended December 31, 1999. Shareholders' equity also declined by approximately $4.1 million in 1999 due to the repurchase of 128,731 shares of common stock. Shares repurchased in 1999 were partially offset by 71,786 net shares issued through the exercise of stock options.

Tangible equity of $105.1 million represented 8.1 percent of tangible assets at December 31, 2000, compared to tangible equity of $90.4 million representing 7.6 percent of tangible assets as of December 31, 1999. Tangible book value per share increased from $12.78 at December 31, 1999, to $14.36 at December 31, 2000.

The Company and its subsidiary banks are subject to quantitative capital measures established by regulation to ensure capital adequacy. Consistent with the objective of operating a sound financial organization, the Company and its subsidiary banks maintain capital ratios well above regulatory minimums, as detailed in Note 17 of the consolidated financial statements.

SECURITIES

The securities portfolio (excluding fair value adjustments on available-for-sale securities) at December 31, 2000 was $330.2 million, reflecting a decrease of 1 percent, from the previous year-end. Note 3 to the consolidated financial statements details the types of securities held, the carrying and fair values, and the contractual maturities. Qualified tax-exempt debt securities, primarily obligations of state and political subdivisions, were $72.3 million at December 31, 2000, or 21.9 percent of total securities, compared to $78.9 million, or
23.7 percent of securities at year-end 1999. Mortgage-backed securities, consisting solely of securities issued by U.S. government agencies, totaled $
84.3 million at December 31, 2000, compared to $85.3 million at December 31,
1999.

Management's policy is to purchase investment grade securities that, on average, have relatively short expected maturities. This policy helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital. A large percentage of securities are direct obligations of the Federal government and its agencies. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalty. At December 31, 2000, approximately 10 percent of total debt securities were scheduled to mature in one year or less. The maturity distribution of debt securities and mortgage-backed securities as of December 31, 2000, along with the weighted average yield of each category, is presented in Table 4. Balances are shown at amortized cost.


TABLE 4 - MATURITY DISTRIBUTION
                                                       DUE AFTER ONE            DUE AFTER FIVE
                                DUE IN ONE             YEAR THROUGH              YEARS THROUGH             DUE AFTER
(dollar amounts in thousands)  YEAR OR LESS   YIELD     FIVE YEARS    YIELD        TEN YEARS    YIELD      TEN YEARS   YIELD
--------------------------------------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:*
U.S. Treasury securities
   and obligations of U.S.
   Government agencies           $12,960      6.35%      $47,421      6.41%        $112,030      6.62%     $73,891      6.99%

Obligations of state and
   political subdivisions**      $11,915      4.37%      $19,817      4.81%        $ 12,084      4.64%     $ 2,616      4.89%

--------------------------------------------------------------------------------------------------------------------------------
                                 $24,875      5.40%      $67,238      5.94%        $124,114      6.43%     $79,507      6.65%
HELD-TO-MATURITY:
Obligations of state and
   political subdivisions**      $ 8,448      5.17%      $10,669      5.16%        $  3,848      5.23%     $ 2,897      5.49%
--------------------------------------------------------------------------------------------------------------------------------
                                 $ 8,448      5.17%      $10,669      5.16%        $  3,848      5.23%     $ 2,897      5.49%
--------------------------------------------------------------------------------------------------------------------------------
TOTAL                            $33,323      5.33%      $77,907      5.83%        $127,962      6.39%     $82,404      6.61%
--------------------------------------------------------------------------------------------------------------------------------

* Balances of available-for-sale securities are shown at amortized cost.

* * Yields on obligations of state and political subdivisions are shown before tax-equivalent adjustments.

LOANS

Total loans and leases, net of unearned income and net deferred loan fees and costs, grew 12.0 percent, to $845.8 million at December 31, 2000. Table 5 details the composition and volume changes in the loan portfolio over the past five years.

TABLE 5 - LOAN CLASSIFICATION SUMMARY
                                                                                DECEMBER 31
(Dollar amounts in thousands)                   2000              1999             1998              1997              1996
------------------------------------------------------------------------------------------------------------------------------
Residential real estate                       $344,715         $312,506          $232,167         $208,455          $188,332
Commercial real estate                         152,218          141,903           105,222           96,389            81,526
Real estate construction                        18,746           19,046             9,064            5,267             1,203
Commercial                                     202,956          166,263           154,085          143,791           142,189
Consumer and other                             110,126           99,206            78,018           70,678            72,132
Leases                                          19,565           18,850            15,691           14,313            12,740
------------------------------------------------------------------------------------------------------------------------------
Total loans and leases                         848,326          757,774           594,247          538,893           498,122
Less unearned income and net
  deferred cost and fees                        (2,568)          (2,392)           (2,054)          (1,737)           (1,416)
------------------------------------------------------------------------------------------------------------------------------
Total loans and leases, net of unearned
  income and deferred costs and fees          $845,758         $755,382          $592,193         $537,156          $496,706
------------------------------------------------------------------------------------------------------------------------------

Residential real estate loans grew by $32.2 million or 10.3 percent in 2000, and comprised 41 percent of total loans and leases. Residential real estate loan growth has exceeded 10 percent in each of the last five years. The Company occasionally sells some of its residential mortgage loans to Federal agencies and retains all servicing rights. The Company sold $7.2 million of residential mortgage loans in 2000, compared to $6.0 million in 1999. Mortgage servicing on sold loans continues to provide fee income. Residential mortgage loans serviced for others totaled $63.3 million at December 31, 2000, compared to $59.1 million at December 31, 1999.

Commercial real estate loans increased by $10.3 million in 2000, or 7.3 percent. Commercial real estate loans of $152.2 million represented 18 percent of total loans and leases at December 31, 2000. Commercial loans totaled $203.0 million at December 31, 2000, an increase of 22 percent over 1999. Growth in commercial lending reflects an increased emphasis in commercial lending, which was supported by the opening of the Chili and Brewster offices, along with the 2000 opening of The Bank of Castile's Medina loan production office.

The consumer loan portfolio includes personal installment loans, indirect automobile financing, credit card loans, and overdraft lines of credit. Consumer and other loans were $110.1 million at December 31, 2000, up from $99.2 million at December 31, 1999. Consumer loan growth was primarily concentrated in The Bank of Castile market area, and included $5.5 million of growth in indirect auto financing.

The lease portfolio increased by 3.8 percent in 2000, to $19.6 million. The lease portfolio has traditionally consisted of leases on vehicles for consumers and small businesses. Competition for automobile financing has increased in recent years, resulting in a decline in the consumer lease portfolio. In response to the decline in consumer leasing opportunities, management has increased its marketing efforts relating to commercial leasing, which has been the primary source of growth in the lease portfolio. As of December 31, 2000, commercial leases represented 69 percent of total leases, compared to 58 percent at year-end 1999.


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

Management uses a model to measure some of these factors and the resulting quantitative analysis, combined with qualitative assessments, comprise the basis on which the adequacy of the reserve for loan/lease losses is determined. The reserve for loan/lease losses increased by $596,000 from 1999 to 2000. The increase is a result of the provision for loan/lease losses exceeding the net loan losses for the year. The allocation of the Company's reserve for loan/lease losses for year-end 2000, and each of the previous four year-ends is illustrated in Table 6.


TABLE 6 - ALLOCATION OF THE RESERVE FOR LOAN/LEASE LOSSES

                                                                                    DECEMBER 31
(dollar amounts in thousands)                       2000              1999             1998              1997              1996
----------------------------------------------------------------------------------------------------------------------------------
TOTAL LOANS OUTSTANDING AT END OF YEAR            $845,758         $755,382          $592,193         $537,156          $496,706
----------------------------------------------------------------------------------------------------------------------------------

ALLOCATION OF THE RESERVE BY LOAN TYPE:
Commercial                                        $  2,526            3,281             1,906              981               699
Real estate                                          2,210            1,964             1,384            1,458               944
Consumer and all other                               2,771            3,202             2,935            2,256             2,463
Unallocated                                          2,317              781             1,180            2,312             2,514
----------------------------------------------------------------------------------------------------------------------------------
Total                                             $  9,824         $  9,228          $  7,405         $  7,007          $  6,620
----------------------------------------------------------------------------------------------------------------------------------

ALLOCATION OF THE RESERVE AS A PERCENT
   OF TOTAL RESERVE:
Commercial                                              26%              36%               26%              14%               11%
Real estate                                             22%              21%               19%              21%               14%
Consumer and all other                                  28%              35%               40%              32%               37%
Unallocated                                             24%               8%               15%              33%               38%
----------------------------------------------------------------------------------------------------------------------------------
Total                                                  100%             100%              100%             100%              100%
----------------------------------------------------------------------------------------------------------------------------------

LOAN/LEASE TYPES AS A PERCENT
   OF TOTAL LOANS/LEASES:
Commercial                                              24%              22%               26%              27%               29%
Real estate                                             61%              62%               59%              58%               55%
Consumer and all other                                  15%              16%               15%              15%               16%
----------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                  100%             100%              100%             100%              100%
----------------------------------------------------------------------------------------------------------------------------------


Loans 90 days past due and accruing               $    226         $    168          $    507         $    183          $    400
Nonaccruing loans                                    4,134            3,698             1,611            3,425             2,486
Troubled debt restructurings not included above        389              400               471              483               428
Other real estate owned                                175              214               235              244               128
----------------------------------------------------------------------------------------------------------------------------------

RESERVE AS PERCENT OF LOANS OUTSTANDING AT
   END OF YEAR                                        1.16%            1.22%             1.25%            1.30%             1.33%
----------------------------------------------------------------------------------------------------------------------------------

The reserve represented 1.16 percent of total loans and leases outstanding at year-end 2000, down slightly from 1.22 percent at December 31, 1999. The reserve coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) declined slightly to 2.07 times at December 31, 2000, compared to 2.16 times at December 31, 1999. Management is committed to early recognition of loan problems and to maintaining an adequate reserve. Based upon management's review, the reserve is believed adequate to absorb probable losses in the portfolio. The above allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur nor is it an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowances to absorb losses in any category. The Company's historical loss experience is detailed in Table 7.

TABLE 7 - ANALYSIS OF THE RESERVE FOR LOAN/LEASE LOSSES

(dollar amounts in thousands)                       2000              1999             1998              1997              1996
----------------------------------------------------------------------------------------------------------------------------------
Average loans outstanding during year             $797,205          674,748           559,158          511,989           469,942
Balance of reserve at beginning of year              9,228            7,405             7,007            6,620             6,420
Allowance related to purchase acquisition              N/A            1,511               N/A              N/A               N/A

Loans charged-off, domestic:
     Commercial, financial, and agricultural           130              241               326              230               124
     Real estate - mortgage                            108              105               509               64               174
     Installment loans to individuals                  677              647               674            1,200             1,369
     Lease financing                                     8                1                10                8                10
     Other loans                                       106              114                70               69                59
----------------------------------------------------------------------------------------------------------------------------------
TOTAL LOANS CHARGED-OFF                              1,029            1,108             1,589            1,571             1,736
----------------------------------------------------------------------------------------------------------------------------------

RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF,
   DOMESTIC:
     Commercial, financial, and agricultural            28               62                69               74                61
     Real estate - mortgage                             31               49                 4                3                 7
     Installment loans to individuals                  317              343               349              412               348
     Lease financing                                     2                0                 5                4                 7
     Other loans                                        31               22                21               29                21
----------------------------------------------------------------------------------------------------------------------------------
TOTAL LOANS RECOVERED                                  409              476               448              522               444
----------------------------------------------------------------------------------------------------------------------------------
     Net loans charged-off                             620              632             1,141            1,049             1,292
     Additions to reserve charged to operations      1,216              944             1,539            1,436             1,492
----------------------------------------------------------------------------------------------------------------------------------
     Balance of reserve at end of year            $  9,824            9,228             7,405            7,007             6,620
----------------------------------------------------------------------------------------------------------------------------------
     Net charge-offs as percent of average loans
           outstanding during year                    0.08%            0.09%             0.20%            0.20%             0.28%
----------------------------------------------------------------------------------------------------------------------------------

DEPOSITS AND OTHER LIABILITIES

Total deposits of $1.0 billion at December 31, 2000, reflect an increase of $60.7 million over total deposits at year-end 1999. Deposit growth consisted primarily of core deposits, which increased by $57.1 million, while time deposits of $100,000 or more grew by $3.5 million. The Company's Chili and Brewster offices contributed $10.7 million and $34.8 million, respectively to deposit growth in 2000.

The Company's liability for securities sold under agreements to repurchase ("repurchase agreements") amounted to $72.2 million at December 31, 2000, representing a $14.4 million increase over year-end 1999. Repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Management generally views local repurchase agreements as an alternative to large time deposits.

During 2000, the Company increased its borrowings from the Federal Home Loan Bank (FHLB) by $25.2 million, to $67.3 million. Borrowings outstanding at December 31, 2000, included $22 million in borrowings due in one year or less, and $45.1 million due in more than one year. The weighted average interest rate on borrowings due in more than one year was 6.22 percent at December 31, 2000.

LIQUIDITY MANAGEMENT

The objective of liquidity management is to ensure the availability of adequate funding sources to satisfy the demand for credit, deposit withdrawals, and business investment opportunities. The Company's large, stable core deposit base and strong capital position are the foundation for the Company's liquidity position. Asset and liability positions are monitored primarily through Asset/Liability Management Committees of the subsidiary banks, which review periodic reports on the liquidity and interest rate sensitivity positions. Comparisons with industry and peer groups are also monitored.

Core deposits remain the key funding source, representing 82 percent of total deposits, and 72 percent of total liabilities at December 31, 2000. Non-core funding sources (time deposits of $100,000 or more, repurchase agreements, and other borrowings) increased as a percentage of total liabilities from 26 percent at December 31, 1999, to 27 percent at December 31, 2000. Short-term investments consisting of securities with maturities of one year or less and Federal funds sold increased from $42.6 million at December 31, 1999, to $52.5 million at December 31, 2000. The ratio of short-term investments to short-term non-core liabilities increased from 17.0 percent at year-end 1999, to 19.5 percent at year-end 2000, indicating a slight decline in the volume of long-term assets supported by short-term non-core liabilities.

Non-core funding sources may require securities to be pledged against the underlying liability. At December 31, 2000, securities pledged to secure certain large deposits, repurchase agreements, and other borrowings amounted to $261.5 million, compared to $249.3 million at December 31, 1999. Total securities pledged for deposits and repurchase agreements represented 79.2 percent of total securities at December 31, 2000, compared to 76.7 percent of total securities at December 31, 1999.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, negotiable certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At December 31, 2000, the unused borrowing capacity on established lines with the FHLB was $116.9 million. As members of the FHLB, the Company's subsidiary banks can use unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At December 31, 2000, total qualifying real estate assets of the Company were $496.9 million.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities increased from $83.2 million at year-end 1999, to $84.3 million at year-end 2000. Investments in residential mortgage loans, consumer loans, and leases totaled approximately $474.4 million at December 31, 2000. Aggregate amortization from monthly payments on these assets provides significant cash flow to the Company. Table 8 details total scheduled maturities of selected loan categories.


TABLE 8 - LOAN MATURITY

REMAINING MATURITY OF SELECTED LOANS                              AT DECEMBER 31, 2000
(dollar amounts in thousands)                TOTAL         WITHIN 1 YEAR     1-5  YEARS      AFTER 5 YEARS
-------------------------------------------------------------------------------------------------------------
     Commercial real estate                $152,218            7,630             9,014          135,574
     Real estate construction                18,746            3,455               913           14,378
     Commercial                             202,954           60,502            42,722           99,730
-------------------------------------------------------------------------------------------------------------
TOTAL                                      $373,883           71,587            52,649          249,647
-------------------------------------------------------------------------------------------------------------


RECENT ACCOUNTING STANDARDS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: The Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those assets at fair value. Changes in fair value of the derivative financial instruments are reported as either net income or as a component of comprehensive income, depending on whether or not it qualifies from hedge accounting. Consequently, there may be increased volatility in net income and shareholders' equity as a result of accounting for derivatives in accordance with SFAS No. 133.

Special hedge accounting treatment is permitted only if specific criteria are met, including a requirement that the hedging relationship be highly effective both at inception and on an ongoing basis. Results of effective hedges are recognized in current earnings for fair value hedges, in other comprehensive income for cash flow hedges. Ineffective portions of hedges are recognized immediately in earnings and are not deferred. The adoption of SFAS No. 133 by the Company on January 1, 2001, did not have a material effect on the Company's consolidated financial statements.

ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION: In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." FASB Interpretation No. 44 clarifies certain issues relating to the application of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees." FASB Interpretation No. 44 became effective on July 31, 2000, and the adoption of this interpretation did not have a material effect on the Company's consolidated financial position or results of operations.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES: In September 2000, The FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces identically titled SFAS No. 125, and it carries forward most of SFAS No. 125's provisions without change. It does revise accounting standards for securitizations and certain other transfers of financial assets and collateral. The statement is generally applied prospectively to transactions and servicing activities occurring after March 31, 2001, although provisions with respect to collateral and certain disclosure requirements are effective for fiscal years ending after December 15, 2000. The adoption of this statement did not have a material impact on the consolidated financial statements of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK

The Company's primary market risk exposure relates to sensitivity to interest rate changes. Interest rate sensitivity refers to the volatility in earnings, resulting from changes in interest rates. Each quarter the Asset/Liability Management Committees estimate the earnings impact of changes in interest rates. The findings of the committees are incorporated into investment and funding decisions, and in the business planning process.

Table 9 is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of December 31, 2000. The analysis reflects a liability sensitive position, suggesting that earnings would benefit from a declining interest rate environment and would be hindered by a rising rate environment.


TABLE 9 - INTEREST RATE RISK ANALYSIS

CONDENSED STATIC GAP - DECEMBER 31, 2000                                        REPRICING INTERVAL
                                                                                                               CUMULATIVE
(dollar amounts in thousands)                      TOTAL       0-3 MONTHS     3-6 MONTHS      6-12 MONTHS      12 MONTHS
---------------------------------------------------------------------------------------------------------------------------
Interest-earning assets*                        $1,195,419      $274,365         $54,871       $116,188         $445,424
Interest-bearing liabilities                       965,824       429,142          75,959        105,119          610,220
---------------------------------------------------------------------------------------------------------------------------
Net gap position                                                (154,777)        (21,088)        11,069         (164,796)
---------------------------------------------------------------------------------------------------------------------------
Net gap position as a percentage of total assets                  (11.86%)         (1.62%)         0.85%          (12.63%)
---------------------------------------------------------------------------------------------------------------------------

* Balances of available-for-sale securities are shown at amortized cost.

Management uses a simulation model to assess the potential impact from various interest rate movements. Based upon the simulation analysis performed as of December 31, 2000, a 200 basis point upward shift in interest rates over a one-year time frame would result in a one-year decline of approximately 3 percent in net interest income, assuming management takes no action to address balance sheet mismatches. The same simulation indicates that a 200 basis point decline in interest rates over a one-year period would increase net interest income by less than 1 percent. The simulation model is useful in identifying potential exposure to interest rate movements; however, management feels that certain actions could be taken to offset some of the negative effects of unfavorable movements in interest rates. Although the analysis reflects some exposure to rising interest rates, management feels the exposure is not significant in relation to the earnings and capital strength of the Company.

Additional information regarding market risk of the Company's financial instruments at December 31, 2000 is provided in Table 10.

TABLE 10 - REPRICING INTERVALS OF SELECTED FINANCIAL INSTRUMENTS
                                                                                             GREATER
(dollar amounts in thousands)           0-1 YEAR      1-2 YEARS   2-3 YEARS     3-5 YEARS  THAN 5 YEARS     TOTAL     FAIR VALUE
----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
Available-for-sale securities            $ 58,170     $ 22,131     $ 34,349     $ 70,281     $119,427      $304,358     $304,358
     Average interest rate*                  6.27%        6.27%        7.73%        7.17%        7.08%         6.96%
Held-to-maturity securities                 8,448        4,928        2,407        3,334        6,746        25,863       26,147
     Average interest rate*                  5.17%        5.16%        5.18%        5.05%        5.35%          5.2%
Loans and Leases                          375,645      123,818      102,882      110,658      132,755       845,758      846,555**
     Average interest rate*                  9.45%        8.24%        8.27%        8.13%        8.02%         8.73%

FINANCIAL LIABILITIES:
Time deposits                            $373,647     $ 35,591     $  5,592     $  5,425     $      0      $420,255     $420,458
     Average interest rate                   5.99%        6.15%        5.55%        5.74%           0%         5.99%
Federal funds sold and securities sold
   under agreements to repurchase          72,231            0            0            0            0        72,231       72,231
     Average interest rate                   5.85%           0%           0%           0%           0%         5.85%
Other borrowings                           40,757       10,810        1,867       11,751        2,072        67,257       67,576
     Average interest rate                   6.08%        7.10%        6.64%        6.70%        5.87%         6.36%
----------------------------------------------------------------------------------------------------------------------------------

 * Interest rate on tax-exempt obligations is shown before tax-equivalent adjustments.
** Reflects fair value before allowance for loan/lease losses.

                      [This Page Intentionally Left Blank]

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF CONDITION
                                                                                                            AS OF DECEMBER 31

(in thousands except share and per share data)                                                           2000              1999
----------------------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and noninterest bearing balances due from banks                                                $   45,939        $   35,938
Federal funds sold                                                                                      19,425            18,850
Available-for-sale securities, at fair value                                                           304,358           294,199
Held-to-maturity securities, fair value of $26,147
     at December 31, 2000 and $31,265 at December 31, 1999                                              25,863            30,975
Loans and leases, net of unearned income and deferred costs and fees                                   845,758           755,382
----------------------------------------------------------------------------------------------------------------------------------
Less reserve for loan/lease losses                                                                       9,824             9,228
                                                                             NET LOANS/LEASES          835,934           746,154

Bank premises and equipment, net                                                                        23,861            21,147
Corporate owned life insurance                                                                          18,581            13,267
Intangible assets                                                                                        9,858             6,271
Accrued interest and other assets                                                                       21,075            21,878
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 TOTAL ASSETS       $1,304,894        $1,188,679

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES,
       AND SHAREHOLDERS' EQUITY
Deposits:
   Interest bearing:
     Checking, savings, and money market                                                            $  406,081        $  416,836
     Time                                                                                              420,255           376,371
   Non-interest bearing                                                                                208,565           181,032
----------------------------------------------------------------------------------------------------------------------------------
                                                                               TOTAL DEPOSITS        1,034,901           974,239

   Securities sold under agreements to repurchase                                                       72,231            57,846
   Other borrowings                                                                                     67,257            42,012
   Other liabilities                                                                                    14,020            11,766
----------------------------------------------------------------------------------------------------------------------------------
                                                                            TOTAL LIABILITIES        1,188,409         1,085,863
----------------------------------------------------------------------------------------------------------------------------------

Minority interest in consolidated subsidiaries                                                           1,490             6,192

Shareholders' equity:
   Common stock - par value $0.10 per share: Authorized 15,000,000 shares;
     Issued 7,344,813 shares at December 31, 2000, and 7,099,606 shares at December 31, 1999               734               710
   Surplus                                                                                              44,182            40,548
Undivided profits                                                                                       70,894            61,078
   Accumulated other comprehensive loss                                                                     (9)          (4,745)
   Treasury stock at cost: 24,886 shares at December 31, 2000,
     and 27,663 shares at December 31, 1999                                                               (473)            (525)
   Unallocated ESOP: 32,261 shares at December 31, 2000,
----------------------------------------------------------------------------------------------------------------------------------
     and 37,637 shares at December 31, 1999                                                               (333)            (442)
----------------------------------------------------------------------------------------------------------------------------------
                                                                   TOTAL SHAREHOLDERS' EQUITY          114,995            96,624
----------------------------------------------------------------------------------------------------------------------------------
                          TOTAL LIABILITIES, MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES,
                                                                     AND SHAREHOLDERS' EQUITY       $1,304,894        $1,188,679
----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                                                                YEAR ENDED DECEMBER 31
(in thousands except per share data)                                                   2000              1999              1998
----------------------------------------------------------------------------------------------------------------------------------

INTEREST AND DIVIDEND INCOME
Loans                                                                                 $70,587          $57,790           $50,578
Federal funds sold                                                                        726              980               632
Available-for-sale securities                                                          19,216           17,229            15,020
Held-to-maturity securities                                                             1,489            1,618             3,499
----------------------------------------------------------------------------------------------------------------------------------
                                         TOTAL INTEREST AND DIVIDEND INCOME            92,018           77,617            69,729
----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits:
   Time certificates of deposit of $100,000 or more                                    10,205            7,498             6,905
   Other deposits                                                                      22,288           17,642            16,854
Federal funds purchased and securities sold under agreements to repurchase              3,996            2,919             3,110
Other borrowings                                                                        3,587            2,492             2,502
----------------------------------------------------------------------------------------------------------------------------------
                                                     TOTAL INTEREST EXPENSE            40,076           30,551            29,371
----------------------------------------------------------------------------------------------------------------------------------
                                                        NET INTEREST INCOME            51,942           47,066            40,358
                                       LESS PROVISION FOR LOAN/LEASE LOSSES             1,216              944             1,539
----------------------------------------------------------------------------------------------------------------------------------
                  NET INTEREST INCOME AFTER PROVISION FOR LOAN/LEASE LOSSES            50,726           46,122            38,819

OTHER INCOME
Trust and investment services income                                                    4,586            4,119             3,811
Service charges on deposit accounts                                                     3,739            3,223             2,722
Other service charges                                                                   3,812            2,716             2,008
Increase in cash surrender value of corporate owned life insurance                        956              723                66
Other operating income                                                                    882            1,083             1,160
Gain (loss) on sale of available-for-sale securities                                      450              (59)             (12)
----------------------------------------------------------------------------------------------------------------------------------
                                                         TOTAL OTHER INCOME            14,425           11,805             9,755
----------------------------------------------------------------------------------------------------------------------------------

OTHER EXPENSES
Salaries and wages                                                                     17,354           15,131            12,358
Pension and other employee benefits                                                     4,112            3,469             2,697
Net occupancy expense of bank premises                                                  2,439            1,801             1,839
Net furniture and fixture expense                                                       2,582            2,255             1,958
Amortization of intangible assets                                                       1,135              687               239
Merger and acquisition-related expenses                                                     0            1,463                 0
Other operating expenses                                                               11,197            9,514             7,765
----------------------------------------------------------------------------------------------------------------------------------
                                                       TOTAL OTHER EXPENSES            38,819           34,320            26,856
----------------------------------------------------------------------------------------------------------------------------------
                             INCOME BEFORE INCOME TAX EXPENSE AND MINORITY
                                     INTEREST IN CONSOLIDATED SUBSIDIARIES             26,332           23,607            21,718
Minority interest in consolidated subsidiaries                                            568              558                 0
                                                         INCOME TAX EXPENSE             8,252            7,849             7,216
----------------------------------------------------------------------------------------------------------------------------------
                                                                 NET INCOME           $17,512          $15,200           $14,502
----------------------------------------------------------------------------------------------------------------------------------

Basic earnings per share                                                              $  2.47          $  2.15           $  2.05
Diluted earnings per share                                                            $  2.45          $  2.12           $  2.01
----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                YEAR ENDED DECEMBER 31
(in thousands)                                                                         2000              1999              1998
----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                          $  17,512        $  15,200         $  14,502
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan/lease losses                                                      1,216              944             1,539
   Depreciation and amortization premises, equipment, and software                      2,461            2,166             1,890
   Amortization of intangible assets                                                    1,135              687               239
   Earnings from corporate owned life insurance                                          (956)            (723)              (66)
   Net amortization on securities                                                          17              266               287
   Deferred income tax benefit                                                           (599)            (576)             (537)
   (Loss) gain on sale of securities                                                     (450)              59                12
   Net gain on sales of loans                                                             (74)             (27)             (107)
   Proceeds from sale of loans                                                          8,287            7,436             8,564
   Net gain on sales of bank premises and equipment                                         3              (32)              (11)
   Treasury stock issued                                                                   75               41                40
   ISOP/ESOP shares released or committed to be released for allocation                   159              384               507
   Increase in interest receivable                                                     (1,419)            (802)             (420)
   (Decrease) increase in interest payable                                              1,271              (18)               35
   Other, net                                                                            (268)          (2,127)            2,928
----------------------------------------------------------------------------------------------------------------------------------
                                  NET CASH PROVIDED BY OPERATING ACTIVITIES            28,370           22,878            29,402
----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Proceeds from maturities of available-for-sale securities                           39,768           82,381            86,514
   Proceeds from sales of available-for-sale securities                                 9,393           12,983            26,237
   Proceeds from maturities of held-to-maturity securities                             10,750           12,296            19,018
   Purchases of available-for-sale securities                                         (50,955)        (115,701)         (115,231)
   Purchases of held-to-maturity securities                                            (5,674)          (6,766)           (7,071)
   Net increase in loans/leases                                                       (99,209)         (79,905)          (64,636)
   Proceeds from sales of bank premises and equipment                                      33               74                25
   Purchases of bank premises and equipment                                            (5,547)          (2,434)           (2,184)
   Purchase of corporate owned life insurance                                          (4,358)            (815)          (10,980)
   Net cash provided by acquisition of The Mahopac National Bank                            0            4,258                 0
----------------------------------------------------------------------------------------------------------------------------------
                                      NET CASH USED IN INVESTING ACTIVITIES          (105,799)         (93,629)          (68,308)
----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Net increase in demand deposits, money market accounts, and savings accounts        16,778           58,059            21,416
   Net increase in time deposits                                                       43,884           40,701            18,323
   Net (decrease) increase in securities sold under agreements to repurchase
     and federal funds purchased                                                       14,385           (3,359)            1,533
   Net (decrease) increase in other borrowings                                         25,245           (6,961)           14,156
   Cash dividends                                                                      (7,696)          (6,159)           (5,499)
   Repurchase of common shares                                                         (4,870)          (4,101)           (2,138)
   Net proceeds from exercise of stock options, warrants, and related tax benefit         288              691               281
   Cash paid in lieu of fractional Letchworth common shares                                (9)               0                 0
----------------------------------------------------------------------------------------------------------------------------------
                                  NET CASH PROVIDED BY FINANCING ACTIVITIES            88,005           78,871            48,072
----------------------------------------------------------------------------------------------------------------------------------
   Net increase in cash and cash equivalents                                           10,576            8,120             9,166
----------------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at beginning of year                                      54,788           46,668            37,502
----------------------------------------------------------------------------------------------------------------------------------
                                   CASH AND CASH EQUIVALENTS AT END OF YEAR         $  65,364        $  54,788         $  46,668
----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL INFORMATION:
   Cash paid during the year for:
     Interest                                                                       $  38,805        $  30,569         $  29,410
     Income taxes                                                                   $   9,307        $  10,307         $   5,221
   Non-cash investing and financing activities:
     Change in net unrealized holding (loss) gain on available-for-sale securities  $   8,089        $ (11,814)        $   1,399
     Fair value of non-cash assets acquired in purchase acquisition                    60,034          143,298                 0
     Fair value of liabilities assumed in purchase acquisition                         55,469          147,556                 0
     Shares issued for the acquisition of The Mahopac National Bank                     8,176                0                 0

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                     ACCUMULATED
                                                                                        OTHER
                                                   COMMON              UNDIVIDED    COMPREHENSIVE   TREASURY  UNALLOCATED
(in thousands except share and per share data)      STOCK    SURPLUS    PROFITS     INCOME (LOSS)     STOCK    ISOP/ESOP   TOTAL

-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1997                       $403    $45,522      $43,197         $1,383      $(571)    $(931)     $89,003
-----------------------------------------------------------------------------------------------------------------------------------

Comprehensive income:
   Net income                                                             14,502                                           14,502
   Other comprehensive income                                                               956                               956
                                                                                                                         --------
                  TOTAL COMPREHENSIVE INCOME                                                                               15,458
                                                                                                                         --------
Cash dividends ($.91 per share)                                           (5,499)                                          (5,499)
Exercise of stock options, and related
   tax benefit (33,215 shares, net)                    3        278                                                           281
Treasury stock issued (1,180 shares)                             17                                     23                     40
Treasury stock purchased and returned to unissued
   status by pooled company (59,490 shares)           (5)    (1,549)                                                       (1,554)
Common stock repurchased and returned
   to unissued status (17,245 shares)                 (1)      (583)                                                         (584)
ISOP/ESOP shares released or committed to
   be released for allocation (16,182 shares)                   243                                              264          507
Effect of stock splits in the form of stock
  dividends                                          317       (154)        (163)                                               0
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1998                       $717    $43,774      $52,037         $2,339      $(548)    $(667)     $97,652
-----------------------------------------------------------------------------------------------------------------------------------

Comprehensive income:
   Net income                                                             15,200                                           15,200
   Other comprehensive loss                                                              (7,084)                           (7,084)
                                                                                                                         --------
                  TOTAL COMPREHENSIVE INCOME                                                                                8,116
                                                                                                                         --------
Cash dividends ($1.03 per share)                                          (6,159)                                          (6,159)
Exercise of stock options, and related tax benefit
   (71,786 shares, net)                                7        684                                                           691
Treasury stock issued (1,226 shares)                             18                                     23                     41
Treasury stock purchased and returned to unissued
   status by pooled company (9,465 shares)            (1)      (215)                                                         (216)
Common stock repurchased and returned to
   unissued status (119,266 shares)                  (13)    (3,872)                                                       (3,885)
ISOP/ESOP shares released or committed to
    be released for allocation (14,164 shares)                  159                                              225          384
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1999                       $710    $40,548      $61,078        $(4,745)     $(525)    $(442)     $96,624
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income                                                             17,512                                           17,512
   Other comprehensive income                                                             4,736                             4,736
                                                                                                                        ---------
                  TOTAL COMPREHENSIVE INCOME                                                                               22,248
                                                                                                                        ---------
Cash paid in lieu of fractional Letchworth
    common shares                                                (9)                                                           (9)
Cash dividends ($1.08 per share)                                          (7,696)                                          (7,696)
Exercise of stock options and related
   tax benefit (16,208 shares, net)                    2        286                                                           288
Treasury stock issued (2,777 shares)                             23                                     52                     75
Common stock repurchased and returned
   to unissued status (185,696 shares)               (19)    (4,851)                                                       (4,870)
ESOP shares released or committed to
   be released for allocation (5,376 shares)                     50                                              109          159
Shares issued for purchase acquisition (415,000 shares)          41        8,135                                            8,176

-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2000                      $734       $44,182    $70,894           $(9)      $(473)    $(333)    $114,995
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: Tompkins Trustco, Inc. ("Tompkins" or "the Company") is a Financial Holding Company, organized under the laws of New York State, and is the parent company of three wholly-owned community banking subsidiaries -Tompkins Trust Company (the "Trust Company"), The Bank of Castile, and The Mahopac National Bank. The consolidated financial information included herein combines the results of operations, the assets, liabilities, and shareholders' equity (including comprehensive income) of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

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

CASH EQUIVALENTS: Cash equivalents in the consolidated statements of cash flows include cash and noninterest bearing balances due from banks and Federal funds sold.

SECURITIES: Management determines the appropriate classification of debt and equity securities at the time of purchase. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value with the unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of accumulated comprehensive income or loss, in shareholders' equity.

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

Management considers a loan to be impaired if, based on current information, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the observable market price or the fair value of collateral if the loan is collateral dependent. Management excludes large groups of smaller balance homogeneous loans such as residential mortgages, consumer loans, and leases, which are collectively evaluated. All loans and leases restructured in a troubled debt restructuring are also considered impaired loans. Impairment losses are included in the reserve for loan/lease losses through a charge to the provision for loan/lease losses.

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

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK: In the normal course of business the Company is party to certain financial instruments with off-balance-sheet risk such as commitments under stand-by letters of credit, unused portions of lines of credit, and commitments to fund new loans. The Company's policy is to record such instruments when funded.

TRUST AND INVESTMENT SERVICES DIVISION: Assets held in fiduciary or agency capacities for customers are not included in the accompanying consolidated statements of condition, since such items are not assets of the Company. Fees associated with providing trust and investment services are included in other income.

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

COMPREHENSIVE INCOME: For the Company, comprehensive income represents net income plus the net change in unrealized gains or losses on securities available for sale for the period (net of taxes), and is presented in the consolidated statements of changes in shareholders' equity. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale (net of tax) as of the dates of the consolidated statements of condition.

STOCK BASE COMPENSATION: The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, compensation expense is recognized only if the exercise price of the option is less than the fair value of the underlying stock at the grant date. Statement of Financial Accounting Standards (SFAS) No. 133 requires companies not using a fair value based method of accounting for stock options to provide pro forma disclosure of net income and earnings per share as if the fair value method of accounting had been applied.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: The Company adopted the provisions of Financial Accounting Standards Board (FASB) SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those assets at fair value. Changes in fair value of the derivative financial instruments are reported as either net income or as a component of comprehensive income, depending on whether or not it qualifies from hedge accounting. Consequently, there may be increased volatility in net income and shareholders' equity as a result of accounting for derivatives in accordance with SFAS No. 133.

Special hedge accounting treatment is permitted only if specific criteria are met, including a requirement that the hedging relationship be highly effective both at inception and on an ongoing basis. Results of effective hedges are recognized in current earnings for fair value hedges, in other comprehensive income for cash flow hedges. Ineffective portions of hedges are recognized immediately in earnings and are not deferred. The adoption of SFAS No. 133 by the Company on January 1, 2001, did not have a material effect on the Company's consolidated financial statements.

ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION: In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." FASB Interpretation No. 44 clarifies certain issues relating to the application of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees." FASB Interpretation No. 44 became effective on July 31, 2000, and the adoption of this interpretation did not have a material effect on the Company's consolidated financial position or results of operations.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES: In September 2000, The FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces identically titled SFAS No. 125, and it carries forward most of SFAS No. 125's provisions without change. It does revise accounting standards for securitizations and certain other transfers of financial assets and collateral. The statement is generally applied prospectively to transactions and servicing activities occurring after March 31, 2001, although provisions with respect to collateral and certain disclosure requirements are effective for fiscal years ending after December 15, 2000. The adoption of this statement did not have a material impact on the consolidated financial statements of the Company.

NOTE 2 MERGERS AND ACQUISITIONS

LETCHWORTH INDEPENDENT BANCSHARES CORPORATION ACQUISITION

On December 20, 1999, the shareholders of Tompkins Trustco, Inc. and Letchworth Independent Bancshares Corporation ("Letchworth") approved a merger between the two companies. Effective December 31, 1999, Letchworth was merged with and into Tompkins, and each issued and outstanding share of Letchworth common stock was converted into 0.685 shares of Tompkins common stock, plus cash in lieu of any fractional shares. This merger resulted in the issuance of approximately 2.3 million additional shares of Tompkins common stock, bringing Tompkins' total outstanding shares to approximately 7.1 million shares immediately following the merger.

Letchworth was the holding company for The Bank of Castile, Castile, New York, and The Mahopac National Bank, Mahopac, New York. The Bank of Castile will continue to operate its community banking business as a wholly-owned subsidiary of Tompkins. The Bank of Castile conducts its operations through its main office located in Castile, New York, and at its eleven branch offices in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. In 1999, The Bank of Castile opened its first branch office in Monroe County. The Mahopac National Bank will continue to operate its community banking business as a majority-owned subsidiary of Tompkins. Immediately following the Letchworth merger, Tompkins owned 70 percent of The Mahopac National Bank outstanding common stock. As noted below, Tompkins subsequently purchased the additional remaining shares of The Mahopac National Bank, such that at December 31, 2000, Tompkins effectively owned all of The Mahopac National Bank outstanding common stock. The Mahopac National Bank is located in Putnam County, New York, and operates four bank branches in that county.

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

The following table presents the results of operations for the years ended December 31, 1999 and 1998, as reported by each of the companies, and on a combined basis:


YEAR ENDED DECEMBER 31  (dollar amounts in thousands, except per share)        1999            1998
------------------------------------------------------------------------------------------------------
Net interest income:
  Tompkins                                                                   $29,111         $28,231
  Letchworth                                                                  17,955          12,127
------------------------------------------------------------------------------------------------------
COMBINED                                                                     $47,066         $40,358

Net income:
  Tompkins                                                                   $11,865         $11,189
  Letchworth                                                                   3,335           3,313
------------------------------------------------------------------------------------------------------
COMBINED                                                                     $15,200         $14,502

Basic earnings per share:
  Tompkins                                                                   $  2.46         $  2.31
  Letchworth                                                                 $  1.01         $  1.01
------------------------------------------------------------------------------------------------------
COMBINED                                                                     $  2.15         $  2.05

Diluted earnings per share:
  Tompkins                                                                   $  2.43         $  2.27
  Letchworth                                                                 $  1.00         $   .99
------------------------------------------------------------------------------------------------------
COMBINED                                                                     $  2.12         $  2.01
------------------------------------------------------------------------------------------------------

THE MAHOPAC NATIONAL BANK ACQUISITION

On June 4, 1999, Letchworth acquired 70.17 percent of the outstanding common stock of The Mahopac National Bank in a cash transaction accounted for as a purchase. Accordingly, operating results for The Mahopac National Bank are not included for periods prior to June 4, 1999. Subsequent to June 4, 1999, net income of The Mahopac National Bank is included in Tompkins' net income based upon the percentage of Tompkins' ownership of The Mahopac National Bank . This transaction resulted in a core deposit intangible of $3.5 million, which is being amortized over a ten year period, and goodwill of $2.5 million, which is being amortized over a 20 year period.

Effective September 1, 2000, and early in 2001, Tompkins completed the purchase of the minority interest in The Mahopac National Bank, primarily in a stock-for-stock transaction accounted for as a purchase. Prior to September 1, 2000, the approximately 30% interest in The Mahopac National Bank, which was not owned by Tompkins, was shown as a minority interest in consolidated subsidiaries on the consolidated statements of condition. Subsequent to September 1, 2000, effectively all of the net income of The Mahopac National Bank is included in Tompkins' consolidated net income. The approximately 30% acquisition of The Mahopac National Bank resulted in a core deposit intangible of $1.9 million, which is being amortized over a 10 year period, and goodwill of $2.5 million, which is being amortized over a 20 year period.

The table below presents the pro forma combined results of operations of Tompkins and The Mahopac National Bank, as if Mahopac had been 100% owned for all periods presented.


YEAR ENDED DECEMBER 31  (dollar amounts in thousands, except per share)             2000          1999          1998
------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME:
------------------------------------------------------------------------------------------------------------------------
  As reported                                                                      $51,942        $47,066       $40,358
  Pro forma combined                                                               $51,942         49,928        46,615
NET INCOME:
------------------------------------------------------------------------------------------------------------------------
  As reported                                                                      $17,512        $15,200       $14,502
  Pro forma combined                                                                17,818         15,866        14,896
BASIC EARNINGS PER SHARE:
------------------------------------------------------------------------------------------------------------------------
  As reported                                                                      $  2.47        $  2.15       $  2.05
  Pro forma combined                                                                  2.41           2.12          1.99
DILUTED EARNINGS PER SHARE:
------------------------------------------------------------------------------------------------------------------------
  As reported                                                                      $  2.45        $  2.12       $  2.01
  Pro forma combined                                                                  2.40        $  2.09       $  1.95
------------------------------------------------------------------------------------------------------------------------

The pro forma combined financial information does not reflect any potential cost savings or revenue enhancements that are expected to result from the merger and acquisitions. Accordingly, the pro forma combined financial information may not be indicative of operations that would have been achieved had the merger and acquisitions occurred on the dates indicated, nor do they purport to be indicative of the results of operations that may be achieved in the future.


AUSTIN, HARDIE, WISE AGENCY, INC. AND ERNEST TOWNSEND & SON, INC. ACQUISITIONS

Effective January 1, 2001, the Company completed the acquisition of 100% of the common stock of Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., in a cash and stock transaction accounted for as a purchase. The two agencies have been merged with and into Tompkins Insurance Agencies, Inc., a wholly-owned subsidiary of Tompkins. The agencies are expected to continue operating in their current western New York locations, which include Attica, Warsaw, Alden, LeRoy, Batavia and Caledonia. The acquisition has been accounted for as a purchase transaction, with the $3.92 million excess of the purchase price over the fair value of identifiable assets acquired less liabilities assumed recorded as goodwill and amortized on a straight-line basis over fifteen years.

The purchase agreements for the insurance agencies include provisions for additional consideration to be paid in the form of Company stock if certain income targets are met by Tompkins Insurance Agencies, Inc. in 2001 and 2002. The contingent consideration includes 25,093 shares, which are payable if the income targets are met, and an additional 8,333 shares which are payable if income targets are exceeded by 5%.


NOTE 3 SECURITIES

The following summarizes securities:
                                                                                    AVAILABLE-FOR-SALE SECURITIES
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        GROSS            GROSS
                                                                    AMORTIZED        UNREALIZED       UNREALIZED           FAIR
DECEMBER 31, 2000 (in thousands)                                      COST              GAINS           LOSSES             VALUE
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of
   U.S. Government agencies                                        $160,470            $  103           $  503          $160,070
Obligations of states and political subdivisions                     46,432               696              190            46,938
Mortgage-backed securities                                           84,342               340              376           84,306
U.S. corporate securities                                             4,489                 4               25             4,468
----------------------------------------------------------------------------------------------------------------------------------
Total debt securities                                               295,733             1,143            1,094           295,782
----------------------------------------------------------------------------------------------------------------------------------
Equity securities                                                     8,640                 0               64             8,576
----------------------------------------------------------------------------------------------------------------------------------
TOTAL AVAILABLE-FOR-SALE SECURITIES                                $304,373            $1,143           $1,158          $304,358
==================================================================================================================================

Available-for-sale securities includes $7,089,000 in equity securities, which are carried at amortized cost since fair values are not readily determinable.
This figure includes $6,270,000 of Federal Home Loan Bank Stock. Substantially all of the above mortgage-backed securities are direct pass through securities issued or backed by Federal agencies.

                                                                                     HELD-TO-MATURITY SECURITIES
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        GROSS            GROSS
                                                                    AMORTIZED        UNREALIZED       UNREALIZED           FAIR
DECEMBER 31, 2000 (in thousands)                                      COST              GAINS           LOSSES             VALUE
----------------------------------------------------------------------------------------------------------------------------------
Obligations of states and  political subdivisions                   $25,863              $284               $0           $26,147
----------------------------------------------------------------------------------------------------------------------------------
TOTAL HELD-TO-MATURITY DEBT SECURITIES                              $25,863              $284               $0           $26,147
==================================================================================================================================


                                                                                    AVAILABLE-FOR-SALE SECURITIES
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        GROSS           GROSS
                                                                    AMORTIZED        UNREALIZED       UNREALIZED           FAIR
DECEMBER 31, 1999 (in thousands)                                      COST              GAINS           LOSSES             VALUE
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of
   U.S. Government agencies                                        $156,763              $ 63           $6,025          $150,801
Obligations of states and political subdivisions                     47,943               325              628            47,640
Mortgage-backed securities                                           85,340                50            2,204            83,186
U.S. corporate securities                                             4,486                 7               25             4,468
----------------------------------------------------------------------------------------------------------------------------------
Total debt securities                                               294,532               445            8,882           286,095
----------------------------------------------------------------------------------------------------------------------------------
Equity securities                                                     7,771               333                0             8,104
----------------------------------------------------------------------------------------------------------------------------------
TOTAL AVAILABLE-FOR-SALE SECURITIES                                $302,303              $778           $8,882          $294,199
----------------------------------------------------------------------------------------------------------------------------------

Available-for-sale securities includes $6,665,000 in equity securities, which are carried at amortized cost since fair values are not readily determinable.
This figure includes $5,039,000 of Federal Home Loan Bank Stock. Substantially all of the above mortgage-backed securities are direct pass through securities issued or backed by Federal agencies.

                                                                                     HELD-TO-MATURITY SECURITIES
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        GROSS            GROSS
                                                                    AMORTIZED        UNREALIZED       UNREALIZED           FAIR
DECEMBER 31, 1999 (in thousands)                                      COST              GAINS           LOSSES             VALUE
----------------------------------------------------------------------------------------------------------------------------------
Obligations of states and  political subdivisions                   $30,975              $349              $59           $31,265
----------------------------------------------------------------------------------------------------------------------------------
TOTAL HELD-TO-MATURITY DEBT SECURITIES                              $30,975              $349              $59           $31,265
----------------------------------------------------------------------------------------------------------------------------------

The amortized cost and fair value of debt securities by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                        AMORTIZED            FAIR
DECEMBER 31, 2000 (in thousands)                                           COST              VALUE
------------------------------------------------------------------------------------------------------
Available-for-sale securities:
   Due in one year or less                                              $ 24,612          $ 24,630
   Due after one year through five years                                  62,656            62,870
   Due after five years through ten years                                113,506           113,362
   Due after ten years                                                    10,617            10,615
------------------------------------------------------------------------------------------------------
TOTAL                                                                    211,391           211,477
------------------------------------------------------------------------------------------------------
   Mortgage-backed securities                                             84,342            84,306
   Equity securities                                                       8,640             8,576
------------------------------------------------------------------------------------------------------
TOTAL AVAILABLE-FOR-SALE SECURITIES                                     $304,373          $304,358
======================================================================================================


                                                                        AMORTIZED            FAIR
DECEMBER 31, 2000 (in thousands)                                           COST              VALUE
------------------------------------------------------------------------------------------------------

Held-to-maturity securities:
   Due in one year or less                                              $  8,448          $  8,484
   Due after one year through five years                                  10,669            10,813
   Due after five years through ten years                                  3,848             3,945
   Due after ten years                                                     2,897             2,905
------------------------------------------------------------------------------------------------------
TOTAL HELD-TO-MATURITY DEBT SECURITIES                                  $ 25,863          $ 26,147
======================================================================================================


Realized gains on available-for-sale securities were $453,000 in 2000, $37,000 in 1999, and $89,000 in 1998; realized losses on available-for-sale securities were $3,000 in 2000, $96,000 in 1999, and $101,000 in 1998. At December 31,
2000, securities with a carrying value of $261,503,000 were pledged to secure public deposits (as required by law), and securities were sold under agreements to repurchase (see also Note 9).
Except for U.S. government securities, there were no holdings, when taken in aggregate, of any single issuer that exceeded 10 percent of shareholders' equity at December 31, 2000.


NOTE 4 COMPREHENSIVE INCOME

Comprehensive income for the three years ended December 31, 2000, is summarized below:

DECEMBER 31 (in thousands)                                                             2000              1999            1998
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                                            $17,512         $ 15,200         $14,502
--------------------------------------------------------------------------------------------------------------------------------
Net unrealized holding gain (loss) on available-for-sale securities during the year. Pre-tax net unrealized holding gain (loss) was
   $8,539 in 2000, $(11,873) in 1999, and $1,387 in 1998.                               5,006          (7,119)             948

Reclassification adjustment for net realized (gain) loss on sale of available-for-sale securities (pre-tax net gain of $450 in 2000, and
   pre-tax net loss of $59 in 1999, and $12 in 1998).                                    (270)             35                8
--------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                                       4,736          (7,084)             956
--------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                                            $22,248         $ 8,116          $15,458
================================================================================================================================

NOTE 5 LOAN/LEASE CLASSIFICATION SUMMARY AND RELATED PARTY TRANSACTIONS

Loans/Leases at December 31 were as follows:

(in thousands)                                                                        2000               1999
-----------------------------------------------------------------------------------------------------------------
Residential real estate                                                              $344,715         $312,506
Commercial real estate                                                                152,218          141,903
Real estate construction                                                               18,746           19,046
Commercial                                                                            202,956          166,263
Consumer and other                                                                    110,126           99,206
Leases                                                                                 19,565           18,850
-----------------------------------------------------------------------------------------------------------------
   Total loans and leases                                                             848,326          757,774
-----------------------------------------------------------------------------------------------------------------
   Less unearned income and net deferred costs and fees                                (2,568)          (2,392)
-----------------------------------------------------------------------------------------------------------------
TOTAL LOANS AND LEASES, NET OF UNEARNED INCOME AND DEFERRED COSTS AND FEES           $845,758         $755,382
=================================================================================================================


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


Loan transactions with related parties are summarized as follows:

(in thousands)                                                                         2000              1999
----------------------------------------------------------------------------------------------------------------
Balance January 1                                                                      $5,438           $5,855
Related party loans associated with purchase acquisition                                    0              576
Former Directors/Executive Officers                                                    (1,133)               0
New Executive Officers                                                                     96                0
New loans and advances                                                                  2,138            4,324
Loan payments                                                                          (2,436)          (5,317)
----------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31                                                                    $4,104           $5,438

During 2000, the Company sold $1,068,000 of education loans and $7,194,000 of mortgage loans, realizing net gains of $73,000. During 1999, the Company sold $1,401,000 of student loans and $6,035,000 of mortgage loans, realizing a net gain of $27,000. During 1998, the Company sold $6,877,000 in student loans and $1,687,000 in mortgage loans, realizing a net gain of $107,000. Net gains and losses on the sale of loans are included in other operating income on the Company's consolidated statements of income. There were no loans held for sale at December 31, 2000, or 1999. At December 31, 2000, the Company serviced mortgage loans for third parties aggregating $63,250,000, compared to $59,145,000 at December 31, 1999.

The Company's loan/lease customers are located primarily in the upstate New York communities served by its three subsidiary banks. The Trust Company operates eleven full-service banking offices in the counties of Tompkins and Schuyler. The Bank of Castile operates twelve branch offices in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. The Mahopac National Bank is located in Putnam County, and operated four full-service branches in that county on December 31, 2000. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

NOTE 6 RESERVE FOR LOAN/LEASE LOSSES

Changes in the reserve for loan/lease losses are summarized as follows:

(in thousands)                                                                         2000              1999            1998
-------------------------------------------------------------------------------------------------------------------------------
Reserve at beginning of year                                                           $9,228          $7,405          $7,007
Allowance related to purchase acquisition                                                   0           1,511               0
Provisions charged to operations                                                        1,216             944           1,539
Recoveries on loans/leases                                                                409             476             448
Loans/leases charged-off                                                               (1,029)         (1,108)         (1,589)
-------------------------------------------------------------------------------------------------------------------------------
RESERVE AT END OF YEAR                                                                 $9,824          $9,228          $7,405
===============================================================================================================================

The Company's recorded investment in loans/leases that are considered impaired totaled $2,710,000 at December 31, 2000, and $2,371,000 at December 31, 1999.
The average recorded investment in impaired loans/leases was $1,636,000 in 2000, $828,000 in 1999, and $1,592,000 in 1998. The December 31, 2000, recorded investment in impaired loans/leases includes $1,882,000 of loans/leases that had related reserves of $706,000. The recorded investment in impaired loans/leases at December 31, 1999, included $2,059,000 of loans/leases which had related reserves of $786,000. Interest income recognized for cash payments received on impaired loans/leases was $94,000 for 2000, $103,000 for 1999, and was not material to the accompanying financial statements for 1998.

The principal balance nonperforming loans/leases, including impaired loans/leases, are detailed in the table below.

                                                                                 DECEMBER 31
(in thousands)                                                             2000              1999
----------------------------------------------------------------------------------------------------
Loans 90 days past due and accruing                                        $  226           $  168
Nonaccruing loans                                                           4,134            3,698
Troubled debt restructurings not included above                               389              400
----------------------------------------------------------------------------------------------------
NONPERFORMING LOANS/LEASES                                                 $4,749           $4,266
====================================================================================================

The difference between the interest income that would have been recorded if these loans/leases had been paid in accordance with their original terms and the interest income recorded for the three-year period ended December 31, 2000, was not significant.



NOTE 7 BANK PREMISES AND EQUIPMENT

Bank premises and equipment at December 31 were as follows:

(in thousands)                                                               2000              1999
------------------------------------------------------------------------------------------------------
Land                                                                       $  3,229         $  3,148
Bank premises                                                                22,271           19,409
Furniture, fixtures, and equipment                                           18,758           17,574
Accumulated depreciation and amortization                                   (20,397)         (18,984)
------------------------------------------------------------------------------------------------------
                                                                           $ 23,861         $ 21,147
======================================================================================================


Depreciation and amortization expense in 2000, 1999, and 1998 are included in operating expenses as follows:

(in thousands)                                                               2000             1999              1998
-----------------------------------------------------------------------------------------------------------------------
Bank premises                                                              $   808          $   702           $   474
Furniture, fixtures, and equipment                                           1,501            1,420             1,193
-----------------------------------------------------------------------------------------------------------------------
                                                                           $ 2,309           $2,122            $1,667
=======================================================================================================================

NOTE 8 DEPOSITS

The aggregate time deposits of $100,000 or more were $183,452,000 at December 31, 2000, and $179,936,000 at December 31, 1999. Scheduled maturities of time deposits at December 31, 2000, were as follows:

                                                                                     LESS THAN         $100,000
(in thousands)                                                                       $100,000          AND OVER         TOTAL
-------------------------------------------------------------------------------------------------------------------------------
Maturity:
   Three months or less                                                              $ 73,216         $124,774       $197,990
   Over three through six months                                                       58,684           34,120         92,804
   Over six through twelve months                                                      66,146           16,707         82,853
-------------------------------------------------------------------------------------------------------------------------------
Total due in 2001                                                                     198,046          175,601        373,647
   2002                                                                                28,923            6,668         35,591
   2003                                                                                 5,058              534          5,592
   2004                                                                                 3,655              505          4,160
   2005 and thereafter                                                                  1,121              144          1,265
-------------------------------------------------------------------------------------------------------------------------------
                                                                                     $236,803         $183,452       $420,255
===============================================================================================================================


NOTE 9 FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO
       REPURCHASE

Information regarding securities sold under agreements to repurchase as of December 31, 2000, is summarized below:

(dollar amounts in thousands)                                         COLLATERAL SECURITIES              REPURCHASE LIABILITY
----------------------------------------------------------------------------------------------------------------------------------
                                                                                  ESTIMATED                     WEIGHTED AVERAGE
                                                                 CARRYING           FAIR                            INTEREST
                                                                  AMOUNT            VALUE            AMOUNT           RATE
----------------------------------------------------------------------------------------------------------------------------------
Maturity/Type of Asset

2 to 30 days:
   U.S. Government agency securities                             $    14           $    14          $    14           6.35%
   Mortgage-backed securities                                        N/A               N/A              N/A             N/A
   Obligations of states and political subdivisions                  165               170               93           6.35%

31 to 89 days:
   U.S. Treasury securities                                          564               551              526           5.85%
   Mortgage-backed securities                                        161               162              159           6.15%
    Obligations of states and political subdivisions                 220               216              831           6.44%
   U.S. Government agency securities                                  44                43               43           6.44%

Over 90 days:
   Mortgage-backed securities                                        343               337              333           5.00%
   Obligations of states and political subdivisions                  145               152              276           6.28%

Demand:
   U.S. Treasury securities                                        1,499             1,505            1,500           6.45%
   U.S. Government agency securities                              28,110            28,202           28,178           6.43%
   Corporate bonds                                                 3,000             2,975            3,000           5.65%
   Mortgage-backed securities                                     37,792            37,524           37,278           5.40%
----------------------------------------------------------------------------------------------------------------------------------
                                                                 $72,057           $71,851          $72,231           5.85%
==================================================================================================================================

NOTE 9 FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (Continued)


At December 31, 2000, substantially all of the above securities were held by the Bank of New York or the Federal Reserve Bank of New York. Additional information regarding securities sold under agreements to repurchase and federal funds purchased for the years ended December 31, is detailed in the table below:

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (dollar amounts in thousands)            2000             1999           1998
--------------------------------------------------------------------------------------------------------------------------------
Total outstanding at December 31                                                       $72,231         $57,846        $61,205
Maximum month-end balance                                                               75,525          60,662         66,079
Average balance during the year                                                         61,207          56,453         57,379
Weighted average rate at December 31                                                      5.85%           5.07%          5.38%
--------------------------------------------------------------------------------------------------------------------------------
Average interest rate paid during year                                                    5.73%           4.76%          5.12%
================================================================================================================================

FEDERAL FUNDS PURCHASED  (dollar amounts in thousands)                                     2000          1999           1998
--------------------------------------------------------------------------------------------------------------------------------

Total outstanding at December 31                                                       $     0         $     0        $     0
Maximum month-end balance                                                               18,000          13,500         13,500
Average balance during the year                                                          7,098           4,201          3,012
Weighted average rate at December 31                                                       N/A             N/A            N/A
Average interest rate paid during year                                                    6.85%           5.27%          5.74%
================================================================================================================================


NOTE 10  OTHER BORROWINGS

The Company, through its subsidiary banks, had available lines-of-credit agreements with banks permitting borrowings to a maximum of approximately $29,500,000 at December 31, 2000, and December 31, 1999. No advances were outstanding against those lines at December 31, 2000, or 1999.

All bank subsidiaries are members of the Federal Home Loan Bank (FHLB) and as such, may apply for advances secured by certain residential mortgage loans and other assets, provided that certain standards for credit worthiness have been met. At December 31, 2000, the Company, through its subsidiaries, had established unused lines of credit with the FHLB of $116,915,000. At December 31, 2000, there were $67,117,000 in term advances from the FHLB, compared to $41,912,000 at December 31, 1999.

FHLB term advances due in one year or less as of December 31, 2000, and 1999, are detailed in the table below:

FEDERAL HOME LOAN BANK ADVANCES: (dollar amounts in thousands)                   2000              1999
------------------------------------------------------------------------------------------------------------
Due in one year or less:
   Total outstanding at December 31                                            $22,000           $10,000
   Maximum month-end balance                                                    32,000            10,000
   Average balance during the year                                              18,030             2,285
   Average interest rate paid during year                                         6.74%             5.46%
============================================================================================================


At December 31, 2000, there were advances due in more than one year of $45,117,000, with a weighted average rate of 6.22 percent. Maturities of advances included $11,000,000 maturing in 2002, $12,717,000 in 2004, $10,000,000 in 2005, $833,000 in 2006, and $10,567,000 in 2010. The Company's FHLB
borrowings at December 31, 2000, include $30,000,000 in fixed-rate callable borrowings, which can be called by the FHLB on the first anniversary of the borrowing, and quarterly thereafter.

Other borrowings included a $140,000 Treasury Tax and Loan Note account with the Federal Reserve Bank of New York at December 31, 2000, and $100,000 at December 31, 1999.

NOTE 11 EMPLOYEE BENEFIT PLANS

The Company maintains a noncontributory defined-benefit pension plan covering substantially all employees of the Trust Company and The Bank of Castile. The benefits are based on years of service and a percentage of the employees' average compensation. Prior to October 1, 2000, the Company maintained two noncontributory defined benefit plans, Tompkins County Trust Company Retirement Plan and Bank of Castile Employees Retirement Plan. Effective October 1, 2000, the Company amended and merged these two plans. Assets of the Company's defined benefit plan are invested in common and preferred stock, U. S. Government securities, corporate bonds and notes, and mutual funds. The plan assets at December 31, 2000, included 56,518 shares of Tompkins common stock.

The Trust Company also offers post-retirement medical coverage and life insurance coverage to full-time employees who have worked ten years and attained age 55. Medical coverage is contributory with contributions reviewed annually. The Trust Company assumes the majority of the cost for these other benefits, while retirees share some of the cost through co-insurance and deductibles.

The following table sets forth the changes in the plans' benefit obligation and plan assets, and the plans' funded status and amounts recognized in the Company's consolidated statements of condition at December 31, 2000 and 1999. For purposes of this disclosure the defined-benefit pension plans which existed at December 31, 1999 have been combined. At December 31, 1999, the Trust Company had a prepaid benefit cost of $2,396,000 and The Bank of Castile had an accrued benefit cost of $207,000.

                                                                         PENSION BENEFITS                    OTHER BENEFITS
-----------------------------------------------------------------------------------------------------------------------------------
(dollar amounts in thousands)                                         2000             1999              2000              1999
-----------------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
   Benefit obligation at beginning of year                         $ 16,983          $ 17,375        $   3,391         $   3,114
   Service cost                                                         704               646               98                88
   Interest cost                                                      1,258             1,134              259               227
   Amendments                                                        (2,500)                0                0                 0
   Actuarial (gain) loss                                              1,892            (1,396)             160               141
   Benefits paid                                                     (1,379)             (776)            (183)             (179)
-----------------------------------------------------------------------------------------------------------------------------------
BENEFIT OBLIGATION AT END OF YEAR                                  $ 16,958          $ 16,983        $   3,725         $   3,391
-----------------------------------------------------------------------------------------------------------------------------------

Change in plan assets
   Fair value of plan assets at beginning of year                  $ 17,533          $ 16,207        $       0         $       0
   Actual return on plan assets                                       1,231             1,523                0                 0
   Employer contribution                                                729               579              183               178
   Benefits paid                                                     (1,379)             (776)            (183)             (178)
-----------------------------------------------------------------------------------------------------------------------------------
FAIR VALUE OF PLAN ASSETS AT END OF YEAR                           $ 18,114          $ 17,533        $       0         $       0
-----------------------------------------------------------------------------------------------------------------------------------
Funded status                                                      $  1,156          $    550        $  (3,725)        $  (3,391)
Unrecognized net actuarial loss (gain)                                3,801             1,781              151                (9)
Net transition (asset) obligation                                      (195)             (301)           1,386             1,502
Unrecognized prior service cost                                      (2,429)              159                0                 0
-----------------------------------------------------------------------------------------------------------------------------------
PREPAID (ACCRUED) BENEFIT COST                                     $  2,333          $  2,189         $ (2,188)         $ (1,898)
-----------------------------------------------------------------------------------------------------------------------------------
Weighted-average assumptions as of December 31:
   Discount rate                                                      7.50%             7.25%            7.50%             7.25%
   Expected return on plan assets                                     8.50%             8.50%               NA                NA
   Rate of compensation increase                                 4.00-5.00%             4.00% (1)        4.00%             4.00%
-----------------------------------------------------------------------------------------------------------------------------------

(1) The rate of compensation increase for The Bank of Castile was 5%.

The Trust Company currently offers medical coverage and life insurance coverage to substantially all of its employees upon retirement. The weighted average annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is 10 percent beginning in 2001, and is assumed to decrease gradually to 5.0 percent in 2010 and beyond. Increasing the assumed health care cost trend rates by 1 percent in each year would increase the accumulated post-retirement benefit obligation as of December 31, 2000, by $70,000 and the net periodic post-retirement benefit cost for 2000 by $5,000. Decreasing the assumed health care cost trend rates by 1 percent each year would decrease the accumulated post-retirement benefit obligation as of December 31, 2000, by $85,000 and decrease the net periodic post-retirement benefit cost by $6,000.

Net periodic benefit cost includes the following components:

COMPONENTS OF NET PERIODIC BENEFIT COST                            PENSION BENEFITS                       OTHER BENEFITS
(in thousands)                                             2000         1999          1998          2000       1999      1998
--------------------------------------------------------------------------------------------------------------------------------
Service cost                                             $   704      $   646       $   548        $   98     $   88    $   78
Interest cost                                              1,258        1,134         1,040           259        227       203
Expected return on plan assets                            (1,487)      (1,371)       (1,381)            0          0         0
Amortization of prior service cost                            15           14            14             0          0         0
Recognized net actuarial gain (loss)                          96           70             0             0          0        (4)
Amortization of transition (asset) liability                (106)         (77)          (77)          116        116       116
Other                                                        107           NA            NA            NA         NA        NA
--------------------------------------------------------------------------------------------------------------------------------
NET PERIODIC BENEFIT COST                                $   587      $   416       $   144        $  473     $  431    $  393
================================================================================================================================

At December 31, 2000, the Trust Company and The Bank of Castile had an Investment and Stock Ownership Plan (ISOP) and an Employee Stock Ownership Plan
(ESOP), which covered substantially all employees of those organizations. The plans allowed for Company contributions in the form of cash and/or stock of the Company. Contributions are determined by the board of directors as determined by a performance-based formula, and were limited to a maximum amount as stipulated in the respective plans.

In 1994, the Trust Company ISOP borrowed $1,650,000 from the Trust Company to purchase 82,500 common shares of the Company. The debt had a term of ten years and an interest rate of 9.5 percent. At December 31, 2000, the debt had been repaid and no shares remained unallocated. The Trust Company recognized compensation expense, including cash contributions, if any, for the ISOP of $0 in 2000, $392,000 in 1999, and $364,000 in 1998.

 In 1997, The Bank of Castile ESOP borrowed $487,000 from The Bank of Castile to purchase Company stock for the ESOP. The debt has a term of ten years and on December 31, 2000, had an outstanding balance of $334,000 and an adjustable interest rate of 10.5 percent. On December 31, 2000, 32,261 shares remained unallocated with a fair market value of $903,000. The Bank of Castile recognized compensation expense of $140,000 in 2000, $130,000 in 1999,and $132,000 in 1998.

The Bank of Castile and The Mahopac National Bank each had separate 401K plans for which the Company provided certain matching contributions based upon the amount of contributions made by plan participants. The expense associated with these matching provisions was $160,000, $175,000, and $160,000 in 2000, 1999,
and 1998, respectively. As of January 1, 2001, the Company adopted new 401-K and ESOP plans covering substantially all employees of the Company, and replacing the ESOP, ISOP, and 401-K plans which were previously in place at the Company's subsidiary banks.

Life insurance benefits are provided to certain officers of the Company. In connection with these benefits, the Company purchased $4.4 million and $815,000 in corporate owned life insurance in 2000 and 1999, respectively, which is carried at its cash surrender value as an other asset on the consolidated statements of condition. Increases in the cash surrender value of the insurance are reflected as other operating income, and the related mortality expense is recognized as other employee benefits expense in the consolidated statements of income.

In addition to the Company's non-contributory defined benefit retirement and pension plan, the Company provides supplemental employee retirement plans to certain executives. The amount of liability recognized in the Company's consolidated statements of condition for supplemental retirement plans was $1.3 million at December 31, 2000 and $915,000 at December 31, 1999. Benefits expense associated with the supplemental retirement plans amounted to $415,000, $195,000 and $61,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

NOTE 12 STOCK BASED COMPENSATION


In 1992, the Company adopted a stock option plan (the "1992 Plan") which authorized grants of options up to 254,100 shares of authorized but unissued common stock. In 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan") which authorized grants of options up to 240,000 shares of authorized but unissued common stock, plus to the extent authorized by the board of directors, shares which are reacquired by the Company. Under the 1992 Plan and the 1998 Plan, the board of directors may grant stock options to officers, employees, and certain other individuals. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Stock options may not have a term in excess of ten years, and have vesting periods that range between one and five years from the grant date. Outstanding options of Letchworth were converted to options of Tompkins at the time of the merger, effective December 31, 1999. At December 31, 2000, there were 20,279 shares available for grant under the 1992 and 1998 Plans.

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

(in thousands except per share data)                                      2000              1999              1998
----------------------------------------------------------------------------------------------------------------------
Net income:
   As reported                                                           $17,512         $ 15,200            14,502
   Pro forma                                                              17,356           14,958            14,387
----------------------------------------------------------------------------------------------------------------------
Basic earnings per share:
   As reported                                                           $  2.47         $   2.15              2.05
   Pro forma                                                                2.44             2.12              2.03
----------------------------------------------------------------------------------------------------------------------
Diluted earnings per share:
   As reported                                                           $  2.45         $   2.12              2.01
   Pro forma                                                                2.42             2.08              1.99
======================================================================================================================


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

The per share weighted average fair value of stock options granted during 2000, 1999, and 1998 was $10.96, $8.07, and $8.52, respectively. Fair values were arrived at using the Black Scholes option-pricing model with the following assumptions:

                                                               2000              1999             1998
---------------------------------------------------------------------------------------------------------
Risk-free interest rate                                        5.91%             5.85%            5.31%
Expected dividend yield                                        3.90%             3.43%            3.10%
Volatility                                                    52.00%            47.00%           27.60%
Expected life (years)                                          7.00              7.00             8.00
---------------------------------------------------------------------------------------------------------


In management's opinion the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options because the Company's employee stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed, and because changes in the subjective assumptions can materially affect fair value estimate.

The following table presents the combined stock option activity for the 1992 Plan and the 1998 Plan during the periods indicated:

                                                                                                         WEIGHTED AVERAGE
                                                                     NUMBER OF SHARES                     EXERCISE PRICE
---------------------------------------------------------------------------------------------------------------------------
2000:
   Beginning balance                                                      251,977                             $19.46
   Granted                                                                163,500                              26.63
Exercised                                                                 (19,546)                             18.32
   Forfeited                                                              (11,187)                             26.79
---------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT YEAR-END                                                   384,744                              22.35
---------------------------------------------------------------------------------------------------------------------------
EXERCISABLE AT YEAR-END                                                   196,200                             $18.89
---------------------------------------------------------------------------------------------------------------------------
1999:
Beginning balance                                                         300,738                             $16.78
   Granted                                                                 33,568                              20.17
   Exercised                                                              (79,589)                             10.25
   Forfeited                                                               (2,740)                              7.29
---------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT YEAR-END                                                   251,977                              19.46
---------------------------------------------------------------------------------------------------------------------------
EXERCISABLE AT YEAR-END                                                   158,377                             $18.24
---------------------------------------------------------------------------------------------------------------------------
1998:
   Beginning balance                                                      349,149                             $15.88
   Granted                                                                 12,600                              25.64
   Exercised                                                              (54,445)                             12.45
   Forfeited                                                               (6,566)                             16.84
---------------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT YEAR-END                                                   300,738                              16.78
---------------------------------------------------------------------------------------------------------------------------
EXERCISABLE AT YEAR-END                                                   154,640                             $14.35
---------------------------------------------------------------------------------------------------------------------------


The following summarizes outstanding and exercisable options at December
31,2000:

                                        OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
-----------------------------------------------------------------------------------------------------------------------------
   RANGE OF                               WEIGHTED AVERAGE          WEIGHTED                                     WEIGHTED
   EXERCISE            NUMBER                 REMAINING              AVERAGE              NUMBER                  AVERAGE
    PRICES           OUTSTANDING          CONTRACTUAL LIFE       EXERCISE PRICE         EXERCISABLE           EXERCISE PRICE
-----------------------------------------------------------------------------------------------------------------------------
$11.21-15.56           50,929                   3.47                 $13.61               50,929                  $13.61
$19.27-20.17          110,590                   6.12                 $19.54               97.790                  $19.49
$20.91-23.66           64,225                   6.28                 $23.31               46,606                  $23.18
$26.63-32.75          159,000                   9.66                 $26.72                  875                  $31.00
-----------------------------------------------------------------------------------------------------------------------------
                      384,744                   7.26                 $22.35              196,200                  $18.89
=============================================================================================================================

NOTE 13 INCOME TAXES

The income tax expense (benefit) attributable to income from operations is summarized as follows:

(in thousands)                                                         CURRENT          DEFERRED            TOTAL
--------------------------------------------------------------------------------------------------------------------
2000:
   Federal                                                              $7,772           $(530)            $7,242
   State                                                                 1,079             (69)             1,010
--------------------------------------------------------------------------------------------------------------------
                                                                        $8,851           $(599)            $8,252
--------------------------------------------------------------------------------------------------------------------

1999:
   Federal                                                              $7,338           $(523)            $6,815
   State                                                                 1,087             (53)             1,034
--------------------------------------------------------------------------------------------------------------------
                                                                        $8,425           $(576)            $7,849
--------------------------------------------------------------------------------------------------------------------
1998:
   Federal                                                              $6,261           $(421)            $5,840
   State                                                                 1,492            (116)             1,376
--------------------------------------------------------------------------------------------------------------------
                                                                        $7,753           $(537)            $7,216
--------------------------------------------------------------------------------------------------------------------

The primary reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings are as follows:

                                                                          2000             1999              1998
--------------------------------------------------------------------------------------------------------------------
Statutory federal income tax rate                                        35.0%             35.0%             34.0%
   State income taxes, net of federal tax benefit                         2.5               2.9               4.2
   Tax exempt income                                                     (4.3)             (4.8)             (4.8)
   Non-deductible merger costs                                              0               1.5                 0
   All other                                                             (1.7)             (0.5)             (0.1)
--------------------------------------------------------------------------------------------------------------------
                                                                         31.5%             34.1%             33.3%
--------------------------------------------------------------------------------------------------------------------


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows:

(in thousands)                                                                             2000              1999
---------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Reserve for loan/lease losses                                                          $3,636            $3,378
   Compensation and benefits                                                               2,319             2,015
   Other                                                                                     627               779
---------------------------------------------------------------------------------------------------------------------
TOTAL DEFERRED TAX ASSETS                                                                 $6,582            $6,172
---------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
   Leasing transactions                                                                   $1,595            $1,432
   Prepaid pension                                                                           930               948
   Depreciation                                                                              543               653
   Purchase accounting adjustments                                                           887               810
   Other                                                                                     275               270
---------------------------------------------------------------------------------------------------------------------
TOTAL DEFERRED TAX LIABILITIES                                                            $4,230            $4,113
---------------------------------------------------------------------------------------------------------------------
NET DEFERRED TAX ASSET AT YEAR-END                                                        $2,352            $2,059
---------------------------------------------------------------------------------------------------------------------
NET DEFERRED TAX ASSET AT BEGINNING OF YEAR                                               $2,059            $1,691
---------------------------------------------------------------------------------------------------------------------
Increase in net deferred tax asset                                                          (293)             (368)
Net deferred tax asset acquired                                                                0               723
Initial purchase accounting adjustments, net                                                (306)             (931)
---------------------------------------------------------------------------------------------------------------------
DEFERRED TAX BENEFIT                                                                       $(599)            $(576)
---------------------------------------------------------------------------------------------------------------------

This analysis does not include the recorded deferred tax assets of $6,000, and $3,359,000 related to the net unrealized depreciation in the available-for-sale securities portfolio as of December 31, 2000, and 1999, respectively.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry-back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary at December 31, 2000 and 1999.


NOTE 14 COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases land, buildings, and equipment under operating lease arrangements extending to the year 2090. Rental expense included in operating expenses amounted to $347,000 in 2000, $359,000 in 1999, and $343,000 in 1998.

The future minimum rental commitments as of December 31, 2000, for all operating leases that cannot be canceled are as follows:

                                           (in thousands)
                        2001                  $  238
                        2002                     236
                        2003                     215
                        2004                     218
                        2005                     184
                        Thereafter            $3,552

Most leases include options to renew for periods ranging from five to 20 years. Options to renew are not included in the above future minimum rental commitments.

In August 2000, The Company renewed its software contract for the core banking application used by the Bank of Castile and Tompkins Trust Company. The contract expires in August 2005, with annual increases based upon asset growth of the banks serviced under the contract. Data processing services for The Mahopac National Bank our covered by a contract that expires in July 2005, with annual increases based upon increases in the Consumer Price Index and increased account volume. Required minimum annual payments under the above contracts are $371,782 in 2001.

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

As of December 31, 2000, the Company was committed to invest $3,850,000 in a limited partnership formed to operate a Small Business Investment Company
(SBIC). As of December 31, 2000, the Company had made equity investments in the SBIC of $3,292,000, which is accounted for under the equity method of accounting, and is included in other assets on the Company's consolidated statements of condition. On December 31, 2000, and 1999, the cost of the Company's investment in the SBIC approximates fair value.

The Company's maximum potential obligations to extend credit for loan commitments (unfunded loans, unused lines of credit, and stand-by letters of credit) outstanding, and its remaining commitment to invest in a Small Business Investment Company, on December 31 were as follows:

 (in thousands)                                                                                          2000              1999
----------------------------------------------------------------------------------------------------------------------------------
Loan commitments                                                                                      $ 76,379          $ 69,977
Stand-by letters of credit                                                                               6,220             3,793
Undisbursed portion of lines of credit                                                                 125,073           106,869
Commitment to invest in limited partnership registered as a Small Business Investment Company              558               862
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      $208,230          $181,501
----------------------------------------------------------------------------------------------------------------------------------

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

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, based upon the review with counsel, the proceedings are not expected to have a material effect on the consolidated financial statements.

NOTE 15 EARNINGS PER SHARE

Calculation of basic earnings per share (Basic EPS) and diluted earnings per share (Diluted EPS) is as follows:

                                                                                      NET             WEIGHTED
FOR YEAR ENDED DECEMBER 31, 2000                                                     INCOME        AVERAGE SHARES      PER SHARE
(in thousands except share and per share data)                                     (NUMERATOR)      (DENOMINATOR)       AMOUNT
----------------------------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to common shareholders                                               $17,512        7,103,784           $2.47

Effect of dilutive securities:
Stock options                                                                                           55,184

Diluted EPS:
Income available to common shareholders plus assumed conversions                      $17,512        7,158,968           $2.45
----------------------------------------------------------------------------------------------------------------------------------

The effect of dilutive securities calculation for 2000 excludes 52,347 options because the exercise price was greater than the average market price for the period.


                                                                                       NET            WEIGHTED
FOR YEAR ENDED DECEMBER 31, 1999                                                     INCOME        AVERAGE SHARES      PER SHARE
(in thousands except share and per share data)                                     (NUMERATOR)      (DENOMINATOR)       AMOUNT
----------------------------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to common shareholders                                               $15,200        7,068,409           $2.15

Effect of dilutive securities:
Stock options                                                                                          109,412

Diluted EPS:
Income available to common shareholders plus assumed conversions                      $15,200        7,177,821           $2.12
----------------------------------------------------------------------------------------------------------------------------------

The effect of dilutive securities calculation for 1999 excludes 2,000 options because the exercise price was greater than the average market price for the period.
----------------------------------------------------------------------------------------------------------------------------------

FOR YEAR ENDED DECEMBER 31, 1998                                                     INCOME        AVERAGE SHARES      PER SHARE
(in thousands except share and per share data)                                     (NUMERATOR)      (DENOMINATOR)       AMOUNT
Basic EPS:
Income available to common shareholders                                               $14,502        7,081,213           $2.05

Effect of dilutive securities:
Stock options                                                                                          147,241
Stock warrants                                                                                              47

Diluted EPS:
Income available to common shareholders plus assumed conversions                      $14,502        7,228,501           $2.01
----------------------------------------------------------------------------------------------------------------------------------
==================================================================================================================================

NOTE 16 FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2000 and 1999. The carrying amounts shown in the table are included in the consolidated statements of condition under the indicated captions.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:                                 2000                               1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                   CARRYING           FAIR             CARRYING            FAIR
(in thousands)                                                      AMOUNT           VALUE              AMOUNT             VALUE
-----------------------------------------------------------------------------------------------------------------------------------
Financial assets:
   Cash and cash equivalents                                       $ 65,364          $ 65,364         $ 54,788          $ 54,788
   Securities - available-for-sale                                  304,358           304,358          294,199           294,199
   Securities - held-to-maturity                                     25,863            26,147           30,975            31,265
   Loans/leases, net                                                835,934           836,731          746,154           741,043
   Accrued interest receivable                                        9,705             9,705            7,842             7,842
Financial liabilities:
   Time deposits                                                   $420,255          $420,458         $376,371          $376,307
   Other deposits                                                   614,646           614,646          597,868           597,868
   Securities sold under agreements to repurchase                    72,231            72,231           57,846            57,834
   Other borrowings                                                  67,257            67,576           42,012            41,845
   Accrued interest payable                                           5,249             5,249            3,880             3,880
-----------------------------------------------------------------------------------------------------------------------------------

The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS: The carrying amounts reported in the consolidated statements of condition for cash, noninterest bearing deposits, and Federal funds sold approximate the fair value of those assets.

SECURITIES: Fair values for securities are based on quoted market prices. When no secondary market exists to quote a market price the fair value is estimated based upon comparable securities, or, the carrying amount of the security is used as the estimated fair value. Note 3 discloses the fair values of securities.

LOANS/LEASES: For variable rate loans/leases that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value of fixed rate loans/leases was estimated using discounted cash flow analyses, and interest rates currently offered for loans/leases with similar terms and credit quality.

DEPOSITS: The fair values disclosed for demand deposits (e.g. interest and noninterest checking) are, by definition, equal to the amount payable on demand at the reporting date (i.e., the carrying amounts). The carrying amounts of variable-rate money market accounts and time deposits approximate their fair values at the reporting date. Fair values for fixed-rate time deposits are estimated using a discounted cash flows calculation that applies current interest rates to a schedule of aggregate expected monthly maturities.

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

OFF-BALANCE-SHEET INSTRUMENTS: The fair value of outstanding loan commitments, including unused lines of credit, and stand-by letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties' credit standing, and discounted cash flow analyses. The fair value of these instruments approximates the value of the related fees and is not significant.

NOTE 17 REGULATION AND SUPERVISION

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by Federal bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA), banks must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications of the Company and its subsidiary banks are also subject to qualitative judgments by regulators concerning components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes that the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2000, the most recent notifications from federal bank regulatory agencies categorized the Trust Company, The Bank of Castile, and The Mahopac National Bank as well capitalized under the regulatory framework for PCA. To be categorized as well capitalized, the Company and its subsidiary banks must maintain total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the capital category of the Company or its subsidiary banks. Actual capital amounts and ratios of the Company and its subsidiary banks are as follows:

                                                                                          REQUIRED                 REQUIRED
                                                                                            TO BE                    TO BE
                                                              ACTUAL               ADEQUATELY CAPITALIZED      WELL CAPITALIZED
-----------------------------------------------------------------------------------------------------------------------------------
(dollar amounts in thousands)                                AMOUNT/RATIO               AMOUNT/RATIO             AMOUNT/RATIO
-----------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2000:
Total Capital (to risk-weighted assets)
   The Company (consolidated)                                $116,746/13.0%            >$72,048/>8.0%            >$90,060/>10.0%
   Trust Company                                              $66,387/14.5%            >$36,715/>8.0%            >$45,893/>10.0%
   Castile                                                    $26,661/10.7%            >$19,972/>8.0%            >$24,965/>10.0%
   Mahopac                                                    $18,864/13.3%            >$11,312/>8.0%            >$14,141/>10.0%
Tier I Capital (to risk-weighted assets)
   The Company (consolidated)                                $106,922/11.9%            >$36,024/>4.0%             >$54,036/>6.0%
   Trust Company                                              $61,208/13.3%            >$18,357/>4.0%             >$27,536/>6.0%
   Castile                                                     $23,642/9.5%             >$9,986/>4.0%             >$14,979/>6.0%
   Mahopac                                                    $17,238/12.2%             >$5,656/>4.0%              >$8,484/>6.0%
Tier I Capital (to average assets)
   The Company (consolidated)                                 $106,922/8.5%            >$50,489/>4.0%             >$63,111/>5.0%
   Trust Company                                               $61,208/8.4%            >$29,178/>4.0%             >$36,472/>5.0%
   Castile                                                    $23,642/7.2%             >$13,129/>4.0%             >$16,411/>5.0%
   Mahopac                                                    $17,238/8.5%              >$8,093/>4.0%             >$10,116/>5.0%
===================================================================================================================================
DECEMBER 31, 1999:
Total Capital (to risk-weighted assets)
   The Company (consolidated)                                $109,105/14.5%            >$60,026/>8.0%            >$75,032/>10.0%
   Trust Company                                              $70,264/16.0%            >$35,080/>8.0%            >$43,850/>10.0%
   Castile                                                    $21,628/10.1%            >$17,079/>8.0%            >$21,349/>10.0%
   Mahopac                                                    $17,907/16.7%             >$8,572/>8.0%            >$10,716/>10.0%
Tier I Capital (to risk-weighted assets)
   The Company (consolidated)                                 $99,877/13.3%            >$30,013/>4.0%             >$45,019/>6.0%
   Trust Company                                              $65,135/14.9%            >$17,540/>4.0%             >$26,310/>6.0%
   Castile                                                    $19,077/ 8.9%             >$8,540/>4.0%             >$12,809/>6.0%
   Mahopac                                                    $16,580/15.5%             >$4,286/>4.0%              >$6,429/>6.0%
Tier I Capital (to average assets)
   The Company (consolidated)                                  $99,877/9.3%            >$42,913/>4.0%             >$53,641/>5.0%
   Trust Company                                               $65,135/9.2%            >$28,431/>4.0%             >$35,539/>5.0%
   Castile                                                     $19,077/6.6%            >$11,504/>4.0%             >$14,381/>5.0%
   Mahopac                                                     $16,580/9.9%             >$6,696/>4.0%              >$8,370/>5.0%
-----------------------------------------------------------------------------------------------------------------------------------

Generally, dividends from the banking subsidiaries to the Company are limited to retained net profits for the current year and two preceding years, unless specific approval is received from the appropriate bank regulatory authority. At December 31, 2000, the retained net profits of the Company's bank subsidiaries available to pay dividends were $11,492,000.

Each bank subsidiary is required to maintain reserve balances by the Federal Reserve Bank of New York. At December 31, 2000, and 1999, the reserve requirements for the Company's banking subsidiaries totaled $10,406,000 and $12,252,000, respectively.

NOTE 18 CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS


Condensed financial statements for Tompkins Trustco, Inc. (the Parent Company) as of December 31 are presented below.

CONDENSED STATEMENTS OF CONDITION
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                           2000               1999
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                                                  $  3,846           $   769
Available-for-sale securities, at fair value                                                             1,488             2,559
Investment in subsidiaries, at equity                                                                  108,545            90,251
Other                                                                                                    2,054             5,786
-----------------------------------------------------------------------------------------------------------------------------------
                                                               TOTAL ASSETS                           $115,933           $99,365
-----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities                                                                                           $    938           $ 2,741
Shareholders' equity                                                                                   114,995            96,624
-----------------------------------------------------------------------------------------------------------------------------------
                                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $115,933           $99,365
-----------------------------------------------------------------------------------------------------------------------------------



CONDENSED STATEMENTS OF INCOME
---------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                         2000               1999           1998
---------------------------------------------------------------------------------------------------------------------------------
Dividends from available-for-sale investments                                         $   169          $   110          $   97
Dividends received from banking subsidiaries                                           16,098           24,365           6,369
Securities gains                                                                          299                0               0
Other income                                                                               87               72              24
---------------------------------------------------------------------------------------------------------------------------------
                                                     TOTAL OPERATING INCOME            16,653           24,547           6,490
---------------------------------------------------------------------------------------------------------------------------------

Amortization of intangible assets                                                         451              370               0
Other expenses                                                                            683            2,198             728
---------------------------------------------------------------------------------------------------------------------------------
                                                   TOTAL OPERATING EXPENSES             1,133            2,568             728
---------------------------------------------------------------------------------------------------------------------------------
 INCOME BEFORE TAXES AND EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARIES            15,520           21,979           5,762
---------------------------------------------------------------------------------------------------------------------------------

Income tax benefit                                                                       (375)            (414)           (121)
Equity in undistributed net income of subsidiaries                                      1,618           (7,193)          8,619
---------------------------------------------------------------------------------------------------------------------------------
                                                                 NET INCOME           $17,512          $15,200         $14,502
---------------------------------------------------------------------------------------------------------------------------------


CONDENSED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------
 (in thousands)                                                                        2000              1999              1998
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income                                                                           $ 17,512         $ 15,200          $ 14,502
Adjustments to reconcile net income to cash provided by operating activities:
   Equity in undistributed income of subsidiaries                                      (1,618)           7,193            (8,619)
   Amortization of intangible assets                                                      451              370                 0
   Realized gains on available-for-sale securities                                       (299)               0                 0
   Issuance of treasury shares                                                             75               41                40
   ESOP compensation expenses                                                             159              130               132
   Other, net                                                                            (649)            (334)             (846)
-----------------------------------------------------------------------------------------------------------------------------------
                                 NET CASH PROVIDED BY OPERATING ACTIVITIES             15,631           22,600             5,209
-----------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Purchase of available-for-sale securities                                                0             (191)             (123)
   Proceeds from sale of available-for-sale securities                                  1,047                0                 0
   Purchase of The Mahopac National Bank                                                    0          (14,624)                0
-----------------------------------------------------------------------------------------------------------------------------------
                                     NET CASH USED IN INVESTING ACTIVITIES              1,047          (14,815)             (123)
-----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Cash dividends                                                                      (7,696)          (6,159)           (5,499)
   Repurchase of common shares                                                         (4,870)          (4,101)           (2,138)
   Cash paid in lieu of fractional common shares                                           (9)               0                 0
   Net proceeds from exercise of stock options, warrants, and related tax benefit                          288               691
281
   Advances from subsidiaries                                                               0            1,265                 0
   Repayment of advances from subsidiaries                                             (1,314)            (275)              (49)
-----------------------------------------------------------------------------------------------------------------------------------
                                     NET CASH USED IN FINANCING ACTIVITIES            (13,601)          (8,579)           (7,405)
-----------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                                                             3,077             (794)           (2,319)
-----------------------------------------------------------------------------------------------------------------------------------
CASH AT BEGINNING OF YEAR                                                                 769            1,563             3,882
-----------------------------------------------------------------------------------------------------------------------------------
CASH AT END OF YEAR                                                                  $  3,846         $    769          $  1,563
-----------------------------------------------------------------------------------------------------------------------------------

                      [This Page Intentionally Left Blank]

REPORT OF KPMG LLP,
INDEPENDENT AUDITORS


BOARD OF DIRECTORS AND SHAREHOLDERS, TOMPKINS TRUSTCO, INC.


We have audited the accompanying consolidated statements of condition of Tompkins Trustco, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Letchworth Independent Bancshares Corporation and Tompkins Trustco, Inc., which has been accounted for as a pooling-of-interests, as described in Note 2 to the consolidated financial statements. We did not audit the consolidated statements of income, changes in shareholders' equity, and cash flows of Letchworth Independent Bancshares Corporation for the year ended December 31, 1998, which statements reflect net interest income of $12.1 million. Those statements were audited by other auditors whose unqualified report dated January 22, 1999 has been furnished to us, and our opinion, insofar as it relates to the amounts included for Letchworth Independent Bancshares Corporation for 1998, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tompkins Trustco, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP
---------------------


JANUARY 22, 2001
SYRACUSE, NEW YORK

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



     /s/ JAMES J. BYRNES                         /s/ FRANCIS M. FETSKO
     -------------------------------             -------------------------------
     James J. Byrnes                             Francis M. Fetsko
     Chief Executive Officer                     Chief Financial Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

Information relating to the Directors of the Company is incorporated herein by reference from the "Election of Directors" section of the Proxy Statement beginning on page 4 thereof.


EXECUTIVE OFFICERS

                           AGE      TITLE                                               JOINED COMPANY

James J. Byrnes            59       Chairman of the Board, and Chief Executive Officer  January 1989
James W. Fulmer            49       President, Director                                 January 2000
Brenda L. Copeland         49       Executive Vice President                            January 2000
Stephen E. Garner          54       Executive Vice President                            January 2000
Donald S. Stewart          56       Executive Vice President                            December 1972
Francis M. Fetsko          36       Senior Vice President and Chief Financial Officer   October 1996
Joyce P. Maglione          58       Senior Vice President                               March 1981
Thomas J. Smith            60       Senior Vice President                               December 1964
Lawrence A. Updike         55       Senior Vice President                               December 1965


BUSINESS EXPERIENCE OF THE EXECUTIVE OFFICERS:

James J. Byrnes has been chairman of the board of the Company since April 1992, and chief executive officer of the Company since January 1989. From 1978 to 1988, Mr. Byrnes was employed at the Bank of Montreal, most recently as senior vice president.

James W. Fulmer was appointed president of the Company in January 2000. Mr. Fulmer is the former president and chief executive officer of Letchworth Independent Bancshares Corporation, where he served as president and chief executive officer since January 1991. Effective December 31, 1999, Letchworth was merged with and into Tompkins Trustco, Inc.

Brenda L. Copeland was appointed executive vice president of the Company in May 2000. Ms. Copeland is the president and chief executive officer of The Bank of Castile, where she served as president since January 1991 and chief executive officer since April 1999.

Stephen E. Garner was appointed executive vice president of the Company in May 2000. Mr. Garner is the president and chief executive officer of The Mahopac National Bank, where he served as in that capacity since January 1994.

Francis M. Fetsko has been employed by the Company since 1996, and has served as senior vice president and chief financial officer since December 2000.

Joyce P. Maglione has been employed by the Company since March 1981, and has served as senior vice president since December 1999.

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

ITEM 11. EXECUTIVE COMPENSATION

"Executive Compensation" beginning on page 7 of the Proxy Statement is incorporated by reference herein.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

"Security Ownership of Certain Beneficial Owners and Management" beginning on page 2 of the Proxy Statement is incorporated by reference herein.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

"Certain Relationships and Related Transactions" contained on page 13 of the Proxy Statement is incorporated by reference herein.

PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) THE FOLLOWING FINANCIAL STATEMENTS AND ACCOUNTANT'S REPORT ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K:

         Report of Independent Accountants

         Consolidated Statement of Condition for the years ended December 31, 2000, and 1999

         Consolidated Statement of Income for the years ended December 31, 2000, 1999, and 1998

         Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2000, 1999, and 1998

         Consolidated Statement of Cash Flows for the years ended December 31, 2000, 1999, and 1998

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

         21       Subsidiaries of Registrant:

                  Tompkins Trust Company, which is wholly-owned by the Company, and its subsidiary Tompkins Real Estate Holdings, Inc., which is approximately 99 percent owned by Tompkins County Trust Company.

                  The Bank of Castile, which is wholly-owned by the Company, and its subsidiary Castile Funding Corporation, Inc., which is approximately 99 percent owned by The Bank of Castile.

                  The Mahopac National Bank, which is wholly-owned by the Company, and its subsidiary Mahopac Funding Corporation, Inc., which is approximately 99 percent owned by The Mahopac National Bank.

         23       Consent of KPMG LLP

         23.1     Consent of PricewaterhouseCoopers LLP

         99.1 Independent Auditors' Report from PricewaterhouseCoopers LLP (as auditors for Letchworth Independent Bancshares Corporation).


     (b)  REPORTS ON FORM 8-K

          The Company filed no Current Reports on Form 8-K during the quarter ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         TOMPKINS TRUSTCO, INC.



By:      /s/ JAMES J. BYRNES
         ------------------------------
         James J. Byrnes
         Chairman of the Board and Chief Executive Officer

         Date: March 27, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated:

SIGNATURE                           CAPACITY

/s/ JAMES J. BYRNES                 Chairman of the Board and
---------------------------         Chief Executive Officer
James J. Byrnes


/s/ JAMES W. FULMER                 President, Director
---------------------------
James W. Fulmer


/s/ FRANCIS M. FETSKO               Senior Vice President and
---------------------------         Chief Financial Officer
Francis M. Fetsko


/s/ JOHN ALEXANDER                  Director
---------------------------
John E. Alexander


/s/ REEDER D. GATES                 Director
---------------------------
Reeder D. Gates


/s/ WILLIAM W. GRISWOLD             Director
---------------------------
William W. Griswold


/s/ JAMES R. HARDIE                 Director
---------------------------
/ JAMES R. HARDIE


/s/ EDWARD C. HOOKS                 Director
---------------------------
Edward C. Hooks


/s/ BONNIE H. HOWELL                Vice Chairman
---------------------------         Director
Bonnie H. Howell


/s/ HUNTER R. RAWLINGS, III         Director
---------------------------
Hunter R. Rawlings, III


/s/ THOMAS R. SALM                  Director
---------------------------
Thomas R. Salm


/s/ MICHAEL SPAIN                   Director
---------------------------
Michael Spain


/s/ WILLIAM D. SPAIN                Director
---------------------------
William D. Spain


/s/ CRAIG YUNKER                    Director
---------------------------
Craig Yunker

                      [This Page Intentionally Left Blank]

                             TOMPKINS TRUSTCO INC.
                      P.O. Box 460, Ithaca, New York 14851
                                 (607) 273-3210

                             www.tompkinstrustco.com