Form 10-Q
period 2001-03-31
TOMPKINS TRUSTCO INC
filed 2001-05-15
CIK 1005817

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

           Class                                 Outstanding as of  May  8, 2001
----------------------------                     -------------------------------
Common Stock, $.10 par value                            7,419,161 shares

                             TOMPKINS TRUSTCO, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                        Page
                                                                                        ----
PART I -  FINANCIAL INFORMATION

          Item 1 - Financial Statements (Unaudited)
                   Condensed Consolidated Statements of Condition as of
                   March 31, 2001 and December 31, 2000                                    3

                   Condensed Consolidated Statements of  Income for
                   the three months ended March 31, 2001
                   and 2000                                                                4

                   Condensed Consolidated Statements of Cash Flows for
                   the three months ended March 31, 2001 and 2000.                         5

                   Condensed Consolidated Statements of Changes in
                   Shareholders' Equity for the three months ended
                   March 31, 2001 and 2000.                                                6

                   Notes to Unaudited Condensed Consolidated Financial
                   Statements                                                           7-10

          Item 2 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                 11-16

          Item 3 - Quantitative and Qualitative Disclosures about Market
                   Risk                                                                   17

                   Average Consolidated Balance Sheet and Net Interest
                   Analysis                                                               18

PART II - OTHER INFORMATION

          Item 1 - Legal Proceedings                                          Not Applicable
          Item 2 - Changes in Securities and Use of Proceeds                  Not Applicable
          Item 3 - Defaults on Senior Securities                              Not Applicable
          Item 4 - Submission of Matters to a Vote of Securities Holders      Not Applicable
          Item 5 - Other Information                                          Not Applicable
          Item 6 - Exhibits and Reports on Form 8-K                                       19

SIGNATURES                                                                                20

EXHIBIT INDEX                                                                             21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share data)                                                (Unaudited)
                                                                                    As of          As of
                                                                                  03/31/2001     12/31/2000
ASSETS                                                                           -----------    -----------
Cash & noninterest bearing balances
   due from banks                                                                $    43,158    $    45,939

Interest bearing balances due from banks                                                 666
Federal funds sold                                                                    21,600         19,425
Available-for-sale securities, at fair value                                         340,996        304,358
Held-to-maturity securities, fair value of $24,817 at
   March 31, 2001 and $26,147 at December 31, 2000                                    24,471         25,863
Loans/leases net of unearned income                                                  819,276        845,758
Less:  Reserve for loan/lease losses                                                  10,142          9,824
-----------------------------------------------------------------------------------------------------------
                                                          NET LOANS/LEASES           809,134        835,934

Bank premises and equipment, net                                                      24,233         23,861
Corporate owned life insurance                                                        18,813         18,581
Intangible assets                                                                     13,514          9,858
Accrued interest and other assets                                                     21,078         21,075
-----------------------------------------------------------------------------------------------------------
                                                              TOTAL ASSETS       $ 1,317,663    $ 1,304,894
===========================================================================================================
LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARIES AND SHAREHOLDERS' EQUITY
Deposits:
   Interest bearing:
      Checking, savings and money market                                             421,767    $   406,081
      Time                                                                           432,033        420,255
   Noninterest bearing                                                               189,531        208,565
-----------------------------------------------------------------------------------------------------------
                                                            TOTAL DEPOSITS         1,043,331      1,034,901

Securities sold under agreements to repurchase and
   Federal funds purchased                                                            58,324         72,231
Other borrowings                                                                      76,994         67,257
Other liabilities                                                                     16,335         14,020
-----------------------------------------------------------------------------------------------------------
                                                         TOTAL LIABILITIES       $ 1,194,984    $ 1,188,409
-----------------------------------------------------------------------------------------------------------

Minority interest in consolidated subsidiaries                                         1,523          1,490

Shareholders' equity:
   Common Stock - par value $.10 per share, authorized 15,000,000 shares
      Issued: 7,433,341  at March 31, 2001; and 7,344,813 at December 31, 2000           743    $       734
   Surplus                                                                            45,462         44,182
   Undivided profits                                                                  73,671         70,894
   Accumulated other comprehensive income (loss)                                       2,014             (9)
   Treasury stock, at cost - 24,550 shares at March 31, 2001,
      and 24,886 shares at December 31, 2000                                            (466)          (473)
   Unallocated ISOP/ESOP:  25,903 shares at March 31, 2001,
      32,261 shares at December 31, 2000                                                (268)          (333)
-----------------------------------------------------------------------------------------------------------
                                                TOTAL SHAREHOLDERS' EQUITY       $   121,156    $   114,995
-----------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES, MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES
                                                  AND SHAREHOLDERS' EQUITY       $ 1,317,663    $ 1,304,894
===========================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                                                      Three months ended
                                                                   03/31/2001    03/31/2000
                                                                   ----------    ----------
INTEREST AND DIVIDEND INCOME
Loans                                                                $18,482       $16,394
Federal funds sold                                                       195           254
Available-for-sale securities                                          4,841         4,748
Held-to-maturity securities                                              323           397
------------------------------------------------------------------------------------------
                              TOTAL INTEREST AND DIVIDEND INCOME      23,841        21,793
------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits:
   Time certificates of deposits of $100,000 or more                   2,749         1,960
   Other deposits                                                      5,601         5,486
Federal funds purchased and securities sold under
   agreements to repurchase                                              907           893
Other borrowings                                                       1,092           626
------------------------------------------------------------------------------------------
                                          TOTAL INTEREST EXPENSE      10,349         8,965
------------------------------------------------------------------------------------------
                                             NET INTEREST INCOME      13,492        12,828
------------------------------------------------------------------------------------------
                           Less: Provision for loan/lease losses         185           240
------------------------------------------------------------------------------------------
       NET INTEREST INCOME AFTER PROVISION FOR LOAN/LEASE LOSSES      13,307        12,588
------------------------------------------------------------------------------------------

NONINTEREST INCOME
Trust and investment services income                                   1,234         1,242
Service charges on deposit accounts                                    1,094           844
Insurance commissions and fees                                           961             0
Other service charges                                                    997         1,012
Increase in cash surrender value of corporate owned life insurance       254           185
Other income                                                             288           162
Net realized gain (loss) on available-for-sale securities                  6           106
------------------------------------------------------------------------------------------
                                        TOTAL NONINTEREST INCOME       4,834         3,551
------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salary and wages                                                       4,831         4,249
Pension and other employee benefits                                    1,216         1,021
Net occupancy expense of bank premises                                   709           628
Furniture and fixture expense                                            723           614
Amortization of intangible assets                                        426           252
Other operating expense                                                2,978         2,755
------------------------------------------------------------------------------------------
                                      TOTAL NONINTEREST EXPENSES      10,883         9,519
------------------------------------------------------------------------------------------
                   INCOME BEFORE INCOME TAX EXPENSE AND MINORITY
                           INTEREST IN CONSOLIDATED SUBSIDIARIES       7,258         6,620
------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                            34           156
                                              INCOME TAX EXPENSE       2,431         2,138
------------------------------------------------------------------------------------------
                                                      NET INCOME     $ 4,793       $ 4,326
==========================================================================================
BASIC EARNINGS PER SHARE                                             $  0.65       $  0.62
DILUTED EARNINGS PER SHARE                                           $  0.64       $  0.61
==========================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)
                                                                                       Three months ended
                                                                                      3/31/2001   3/31/2000
                                                                                      ---------   ---------
OPERATING ACTIVITIES
Net income                                                                            $  4,793    $  4,326
Adjustments to reconcile net income to net cash
   provided by operating activities:
Provision for loan/lease losses                                                            185         240
Depreciation and amortization premises, equipment, and software                            700         590
Amortization of intangible assets                                                          426         252
Earnings from corporate owned life insurance                                              (232)       (185)
Net amortization on securities                                                              32          47
Net realized gain on available-for-sale securities                                          (6)       (106)
Net gain on sale of loans                                                                  (60)        (12)
Proceeds from sale of loans                                                              2,475       2,849
Net gain on sales of bank premises and equipment                                           (16)        (17)
Issuance of treasury stock                                                                  10           0
ISOP/ESOP shares released for allocation                                                   184           0
Decrease in accrued interest receivable                                                  1,293         334
(Decrease) increase in accrued interest payable                                           (352)         83
Other, net                                                                                (367)      2,360
----------------------------------------------------------------------------------------------------------
                                      NET CASH PROVIDED BY OPERATING ACTIVITIES          9,065      10,761
----------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities                               72,236       5,865
Proceeds from sales of available-for-sale securities                                       437         159
Proceeds from maturities of held-to maturity securities                                  2,369       4,979
Purchases of available-for-sale securities                                             (73,031)    (11,365)
Purchases of held-to-maturity securities                                                  (984)     (3,457)
Net increase in loans                                                                   (8,645)    (19,340)
Proceeds from sale of bank premises and equipment                                           21          23
Purchases of bank premises and equipment                                                  (845)     (1,744)
Purchase of Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc.             (719)          0
----------------------------------------------------------------------------------------------------------
                                          NET CASH USED IN INVESTING ACTIVITIES         (9,161)    (24,880)
----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net increase (decrease) in demand, money market,
   and savings deposits                                                                 (3,348)      1,832
Net increase (decrease) in time deposits                                                11,778      15,218
Net increase (decrease) in securities sold under agreements
   to repurchase and Federal funds purchased                                           (13,907)      6,061
Net increase (decrease) in other borrowings                                              9,539         824
Cash dividends                                                                          (2,016)     (1,901)
Repurchase of common shares                                                             (2,194)       (894)
Cash paid in lieu of fractional shares Letchworth common shares                              0          (9)
Net proceeds from exercise of stock options and related tax benefit                        304          31
----------------------------------------------------------------------------------------------------------
                                      NET CASH PROVIDED BY FINANCING ACTIVITIES            156      21,162
----------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        60       7,043
Cash and Cash Equivalents at beginning of Period                                        65,364      54,788
TOTAL CASH & CASH EQUIVALENTS AT END OF PERIOD                                        $ 65,424    $ 61,831
==========================================================================================================

SUPPLEMENTAL INFORMATION:
   Cash paid during the year for:
      Interest                                                                        $ 10,701    $  8,673
      Taxes                                                                           $  2,585    $    525
   Noncash investing activities:
      Fair value of noncash assets acquired in purchase acquisition                   $  1,429           0
      Fair value of liabilities acquired in purchase acquisition                      $  1,449           0
      Shares issued for acquisitions                                                  $  3,043           0
      Securitization of loans                                                         $ 32,845           0

See accompanying notes to unaudited condensed consolidated financial statements.

          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                                     EQUITY
                  (In thousands, except share data) (Unaudited)

                                                                                    Accumulated
                                                                                      Other
                                                                                      Compre-
                                                                                      hensive
                                                   Common                 Undivided   Income  Treasury  Unallocated
                                                    Stock      Surplus     Profits    (Loss)    Stock    ISOP/ESOP     Total
==============================================================================================================================
Balances at
January 1, 2000                                   $     710   $  40,548    $61,078   ($4,745)  ($525)   ($    442)   $  96,624
------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
   Net Income                                                                4,326                                       4,326
   Other Comprehensive loss                                                             (644)                             (644)
                                                                                                                     ---------
               TOTAL COMPREHENSIVE INCOME                                                                                3,682
                                                                                                                     =========

Cash dividends ($0.27/Share)                                                (1,901)                                     (1,901)
Cash paid in lieu of fractional Letchworth
   common shares                                                     (9)                                                    (9)
Exercise of stock options, and related
   tax benefit (3,197 shares, net)                                   31                                                     31
Common stock repurchased and
   returned to unissued status (33,762)                  (3)       (891)                                                  (894)
------------------------------------------------------------------------------------------------------------------------------
Balances at
March 31, 2000                                    $     707   $  39,679    $63,503   ($5,389)  ($525)   ($    442)   $  97,533
==============================================================================================================================


==============================================================================================================================
Balances at
January 1, 2001                                   $     734   $  44,182    $70,894   ($    9)  ($473)   ($    333)   $ 114,995
------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
   Net Income                                                                4,793                                       4,793
   Other Comprehensive Income                                                          2,023                             2,023
                                                                                                                     ---------
               TOTAL COMPREHENSIVE INCOME                                                                                6,816
                                                                                                                     =========

Cash dividends ($0.27/Share)                                                (2,016)                                     (2,016)
Exercise of stock options and
   related tax benefit (16,400 shares, net)               2         302                                                    304
Common stock repurchased and
   returned to unissued  status (79,657 shares)          (8)     (2,186)                                                (2,194)
Treasury stock issued (336 shares)                                    3                            7                        10
Stock issued for purchase acquisition
   (151,719 shares)                                      15       3,042                                                  3,057
ESOP shares committed to be
   released for allocation (6,358 shares)                           119                                        65          184
------------------------------------------------------------------------------------------------------------------------------
Balances at
March 31, 2001                                    $     743   $  45,462    $73,671   $ 2,014   ($466)   ($    268)   $ 121,156
==============================================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS

Tompkins Trustco, Inc. ("Tompkins" or "the Company") is a financial holding company, organized under the laws of New York State, and is the parent company of Tompkins Trust Company (the "Trust Company"), The Bank of Castile, The Mahopac National Bank, and Tompkins Insurance Agencies, Inc. The consolidated financial information included herein combines the results of operations, the assets, liabilities, and shareholders' equity of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

2.   BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclose contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Amounts in the prior period's consolidated financial statements are reclassified when necessary to conform with the current period's presentation.

In management's opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K.

3.   MERGERS AND ACQUISITIONS

Letchworth Independent Bancshares Corporation

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

Letchworth was the holding company for The Bank of Castile, Castile, New York, and The Mahopac National Bank, Mahopac, New York. The Bank of Castile will continue to operate its community banking business as a wholly-owned subsidiary of Tompkins. The Bank of Castile conducts its operations through its main office located in Castile, New York, and at its eleven branch offices in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. In 1999, The Bank of Castile opened its first branch office in Monroe County. Immediately following the Letchworth merger, Tompkins owned 70.17 percent of The Mahopac National Bank outstanding common stock. As noted below, Tompkins subsequently purchased the additional remaining shares of The Mahopac National Bank, and currently owns all of The Mahopac National Bank outstanding common stock. The Mahopac National Bank is located in Putnam County, New York, and operates four bank branches in that county.

The Mahopac National Bank Acquisition

On June 4, 1999, Letchworth acquired 70.17 percent of the outstanding common stock of The Mahopac National Bank in a cash transaction accounted for as a purchase. Accordingly, operating results for The Mahopac National Bank are not included for periods prior to June 4, 1999. Subsequent to June 4, 1999, net income of The Mahopac National Bank is included in Tompkins' net income based upon the percentage of Tompkins' ownership of The Mahopac National Bank . This transaction resulted in a core deposit intangible of $3.5 million, which is being amortized over a 10 year period, and goodwill of $2.5 million, which is being amortized over a 20 year period.

Effective September 1, 2000, and early in 2001, Tompkins completed the purchase of the minority interest in The Mahopac National Bank, primarily in a stock-for-stock transaction accounted for as a purchase. Prior to September 1, 2000, the approximately 30% interest in The Mahopac National Bank, which was not owned by Tompkins, was shown as a minority interest in consolidated subsidiaries on the consolidated statements of condition. Subsequent to September 1, 2000, effectively all of the net income of The Mahopac National Bank is included in Tompkins' consolidated net income. The approximately 30 percent acquisition of The Mahopac National Bank resulted in a core deposit intangible of $1.9 million, which is being amortized over a 10 year period, and goodwill of $2.5 million, which is being amortized over a 20 year period.

The table below presents the pro forma combined results of operations of Tompkins and The Mahopac National Bank, as if Mahopac had been 100 percent owned for the period presented.

                                                              Three months ended
(dollar amounts in thousands, except per share)                   March 31, 2000
================================================================================
NET INTEREST INCOME:
--------------------------------------------------------------------------------
  As reported                                                            $12,828
  Pro forma combined                                                      12,828
NET INCOME:
--------------------------------------------------------------------------------
  As reported                                                            $ 4,326
  Pro forma combined                                                       4,400
BASIC EARNINGS PER SHARE:
--------------------------------------------------------------------------------
  As reported                                                            $  0.62
  Pro forma combined                                                        0.59
DILUTED EARNINGS PER SHARE:
--------------------------------------------------------------------------------
  As reported                                                            $  0.61
  Pro forma combined                                                        0.59
================================================================================

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

Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc. Acquisitions

Effective January 1, 2001, the Company completed the acquisition of 100 percent of the common stock of Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., in a cash and stock transaction accounted for as a purchase. The two agencies have been merged with and into Tompkins Insurance Agencies, Inc., a wholly-owned subsidiary of Tompkins. The agencies are expected to continue operating in their current western New York locations, which include Attica, Warsaw, Alden, LeRoy, Batavia and Caledonia. The excess of the purchase price over the fair value of identifiable assets acquired less liabilities assumed of $3.92 million has been recorded as goodwill and is being amortized on a straight-line basis over 15 years.

The purchase agreements for the insurance agencies include provisions for additional consideration to be paid in the form of Company stock if certain income targets are met by Tompkins Insurance Agencies, Inc. in 2001 and 2002. The contingent consideration includes 25,093 shares, which are payable if the income targets are met, and an additional 8,333 shares which are payable if income targets are exceeded by 5 percent.

4.   EARNINGS PER SHARE

A computation of Basic Earnings Per Share ("EPS") and Diluted EPS for the three month periods ending March 31, 2001 and 2000, is presented in the table below.

---------------------------------------------------------------------------------------------------------
                                                                                  Weighted         Per
Three months ended March 31, 2001                                 Net Income   Average Shares     Share
(In thousands except share and per share data)                    (Numerator)   (Denominator)     Amount
---------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                            $   4,793      7,405,251      $   0.65

Effect of dilutive securities (Stock Options)                                        66,139

Diluted EPS
Income available to common shareholders plus assumed conversions   $   4,793      7,471,390      $   0.64
=========================================================================================================

The effect of dilutive securities calculation for 2001 excludes weighted average options of 3,500 because the exercise price of the options was greater than the average market value during the period.

---------------------------------------------------------------------------------------------------------
                                                                                  Weighted         Per
Three months ended March 31, 2000                                 Net Income   Average Shares     Share
(In thousands except share and per share data)                    (Numerator)   (Denominator)     Amount
---------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                            $   4,326      7,018,994      $   0.62

Effect Of Dilutive Securities (Stock options)                                        59,343

Diluted EPS
Income available to common shareholders plus assumed conversions   $   4,326      7,078,337      $   0.61
=========================================================================================================

The effect of dilutive securities calculation for 2000 excludes weighted average options of 5,750 because the exercise price of the options was greater than the average market value during the period.

5.   COMPREHENSIVE INCOME (LOSS)

                                                            Three months ended
(in thousands)                                            03/31/2001  03/31/2000
--------------------------------------------------------------------------------
Net Income                                                  $ 4,793    $ 4,326
--------------------------------------------------------------------------------

Net unrealized holding gain (losses) during the period        2,027       (580)
          Memo: Pre-tax net unrealized holding gain (loss)    3,378       (967)

Reclassification adjustment for net realized gain on
   available-for-sale securities                                 (4)       (64)
                            Memo: Pretax net realized gain       (6)      (106)
--------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                             2,023       (644)

--------------------------------------------------------------------------------
Total Comprehensive Income                                  $ 6,816    $ 3,682
================================================================================

6.   RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIEs: The Company adopted the provisions of Financial Accounting Standards Board (FASB) SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those assets at fair value. Changes in fair value of the derivative financial instruments are reported as either net income or as a component of comprehensive income, depending on whether or not it qualifies from hedge accounting. Consequently, for those entities using derivative financial instruments, there may be increased volatility in net income and shareholders' equity as a result of accounting for derivatives in accordance with SFAS No. 133.

Special hedge accounting treatment is permitted only if specific criteria are met, including a requirement that the hedging relationship be highly effective both at inception and on an ongoing basis. Results of effective hedges are recognized in current earnings for fair value hedges, in other comprehensive income for cash flow hedges. Ineffective portions of hedges are recognized immediately in earnings and are not deferred. The adoption of SFAS No. 133 by the Company on January 1, 2001, did not have a material effect on the Company's consolidated financial statements. The Company does not presently use derivative financial instruments to manage interest rate risk.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Tompkins Trustco, Inc. ("Tompkins" or "the Company") was organized in 1995, as the parent company of Tompkins Trust Company (formerly known as Tompkins County Trust Company), which traces its charter back to 1836. On December 31, 1999, the Company completed a merger with Letchworth Independent Bancshares Corporation ("Letchworth"), at which time Letchworth was merged with and into Tompkins. Upon completion of the merger, Letchworth's two subsidiary banks, The Bank of Castile and The Mahopac National Bank, became subsidiaries of Tompkins.

Effective January 1, 2001, the Company completed the acquisition of 100 percent of the common stock of Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., in a cash and stock transaction accounted for as a purchase. The two agencies have been merged with and into Tompkins Insurance Agencies, Inc. (Tompkins Insurance), a wholly-owned subsidiary of Tompkins. The agencies primarily offer property and casualty insurance to individuals and businesses in Western New York State. They are expected to continue operating in their current locations, which include Attica, Warsaw, Alden, LeRoy, Batavia and Caledonia. Further details pertaining to the mergers and acquisitions are presented in Note 3 to the consolidated financial statements, included herein.

Through its community bank subsidiaries, the Company provides traditional banking related services, which constitute the Company's only business segment. Banking services consist primarily of attracting deposits from the areas served by its banking offices and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans (including commercial loans collateralized by real estate), and leases, and providing trust and investment related services. The Company's principal expenses are interest on deposits, interest on borrowings, and operating and general administrative expenses, as well as provisions for loan losses. Funding sources, other than deposits, include borrowings, securities sold under agreements to repurchase, and cash flow from lending and investing activities. The Company conducts trust and investment services through Tompkins Investment Services, a division of Tompkins Trust Company. Tompkins Investment Services provides a full range of money management services, including investment management accounts, custody accounts, trusts, retirement plans and rollovers, estate settlement, and financial planning. Financial services of Tompkins Insurance Agencies, Inc., primarily consist of property and casualty insurance for individuals and businesses, which will complement the services offered through the Company's banking subsidiaries.

The following discussion is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of Tompkins Trustco, Inc. and its operating subsidiaries. It should be read in conjunction with the Company's Form 10-K and related notes for the year ended December 31, 2000, and the unaudited condensed consolidated financial statements and notes included elsewhere in this report.

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

RESULTS OF OPERATIONS

Net income was $4.8 million for the three months ended March 31, 2001, an increase of 10.8 percent over the same period in 2000. Management believes that operating earnings, which excludes amortization of intangible assets (net of applicable tax benefit), is more reflective of the Company's core operating performance. Operating earnings for the first three months of 2001 was $5.1 million, an increase of 13.3 percent over operating earnings of $4.5 million in 2000. Diluted operating earnings per share was $0.68 for the first three months of 2001, an increase of 7.9 percent over the same period in 2000. Diluted earnings per share reported in accordance with Generally Accepted Accounting Principles (GAAP) was $0.64 for first three months of 2001, compared to $0.61 for the same period in 2000.

The Company's key performance ratios remain strong. Return on average assets
(ROAA) for the first three months of 2001 was 1.49 percent, up slightly from
1.45 percent for the same period in 2000. Operating ROAA was 1.59 percent for the first three months of 2001, compared to 1.51 percent in 2000. Return on average shareholders' equity (ROAE) for the first three months of 2001 was 16.52 percent, compared to 17.83 percent for the same period in 2000. Operating ROAE was 17.53 percent for the three months ended March 31, 2001, compared to 18.47 percent for the same period in 2000.

The modest decline in ROAE is primarily the result of increased average equity in 2001, which includes approximately $8.2 million related to the September of 2000 acquisition of the approximately 30 percent minority interest in The Mahopac National Bank, and approximately $3.0 million related to the acquisition of Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc. The increased equity resulting from the above acquisition activities was partially offset by common stock repurchased under the Company's common stock repurchase plan (the "Plan"), which was approved by the board of directors on August 15, 2000. The Plan authorizes the repurchase of up to 400,000 shares over a two year period. As of March 31, 2001, 198,616 shares had been repurchased at a total cost of $5.3 million.

NET INTEREST INCOME
As reflected in the attached Average Consolidated Balance Sheet and Net Interest Analysis, the Company earned tax-equivalent net interest income of $14.0 million for the three months ended March 31,, 2001, an increase of 4.6 percent over the same period in 2000. An increased volume of earning assets helped offset a decline in net interest margin from 4.82 percent for the first quarter of 2000 to 4.76 percent for the first quarter of 2001. Although the net interest margin for the quarter is down slightly from the same period in 2000, the declining interest rate environment has positively affected the margin, which is improved over the 4.68 percent margin in the fourth quarter of 2000, and the 4.59 percent margin in the third quarter of 2000.

Growth in average earning assets was centered in the loan portfolio which grew by 11.1 percent to $848 million. The increase in average loans included a $34.3 million increase in average residential real estate loans, a $19.4 million increase in average commercial real estate loans, and $29.6 million in average commercial loans. Asset growth was funded primarily by an increased level of core deposits (total deposits less time deposits of $100,000 or more), which increased by $46.6 million over the first quarter of 2000. Average borrowings grew by $25.6 million, providing an additional funding source to support the growth in earning assets.

PROVISION FOR LOAN/LEASE LOSSES
The provision for loan/lease losses represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses at an adequate level. The provision for loan/lease losses of $185,000 for the first three months of 2001, is down from $240,000 for the same period in 2000. The decrease in the provision for loan/lease losses reflects the continued high quality of the loan and lease portfolio, along with the benefit of a $320,000 recovery in the first quarter of 2001. Net recoveries were $133,000 for the first three months of 2001, compared to net charge-offs of $77,000 for the first three months of 2000. The reserve for loan/lease losses as a percentage of period end loans was 1.24 percent at March 31, 2001, and 1.16 percent at December 31, 2000.

NONINTEREST INCOME
Management continues to emphasize noninterest income as an important component of the Company's future success. Noninterest income for the three months ended March 31, 2001, was $4.8 million, an increase of 36 percent over the same period in 2000. The increase in 2001 included $961,000 of insurance commissions and fees related to Tompkins Insurance, which became an active subsidiary of the Company effective January 1, 2001. Excluding the revenue provided by Tompkins Insurance, noninterest income was up approximately 9%, over the first quarter of 2000. Noninterest income for the first three months of 2001, increased to 25.6 percent of total revenue (tax equivalent net interest income, plus noninterest income), up from 21.0 percent for the same period in 2000.

Income from trust and investment services remains the largest source of noninterest income. The Tompkins Investment Services Division of Tompkins Trust Company generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing employee benefits plans. Trends for new business in trust and investments services remain positive, although the general downward trend in national stock markets during the first quarter of 2000 caused earnings to be flat. Trust and investments services income was $1.2 million in the first quarter of 2001, relatively unchanged from the same period in 2000. The market value of assets managed by, or in custody of, Tompkins Investment Services was approximately $1.1 billion at March 31, 2001, also relatively unchanged from the prior year.

Income from card services, included in other service charges on the consolidated statements of income, continues to be a an important source of revenue. The Company continues to expand its product offerings to better serve the needs of customers. Card services products include traditional credit cards, purchasing cards, debit cards, and merchant card processing. Core income associated with card services was $553,000 for the three months ended March 31, 2001, an increase of approximately 23 percent from the first quarter of 2000.

Other income for the first three months of 2001 includes $254,000 relating to increases in the cash surrender value of corporate owned life insurance (COLI). This compares to $185,000 for the same period in 2000. The corporate owned life insurance relates to life insurance and other benefits provided to certain senior officers of the Company and its subsidiaries. The Company's average investment in COLI was $18.7 million for the three month period ended March 31, 2001, compared to $13.3 million for the same period in 2000. Increases in the cash surrender value of insurance are reflected as noninterest income, and the related mortality expense is recognized as a noninterest expense.

NONINTEREST EXPENSES
Total noninterest expenses were $10.9 million for the first three months of 2001, compared to $9.5 million for the same period in 2000. The 14.3 percent increase in 2001, includes $762,000 of expenses related to Tompkins Insurance, and $125,000 in amortization of intangible assets related to the acquisition of the minority interest in The Mahopac National Bank in September of 2000. If these expenses are excluded from 2001 totals for comparison, growth in noninterest expenses would be 5.0 percent.

Personnel-related expenses comprise the largest segment of other expense, representing approximately 55.5 percent of operating expense in the first three months of 2001. Total personnel-related expenses for the first three months of 2001 increased by 14.7 percent over the first three months of 2000. The increase in personnel related expense-included $494,000 related to Tompkins Insurance.

Expense for premises, furniture, and fixtures increased from $1.2 million for the period ended March 31, 2000, to $1.4 million for the period ended March 31, 2001. The increase includes $80,000 related to Tompkins Insurance.

Amortization expense increased from $252,000 in the first quarter of 2000, to $426,000 in the first quarter of 2001. The increase reflects the additional intangible assets that resulted from the purchase of the approximately 30 percent minority interest of The Mahopac National Bank in September 2000, and the purchase of the Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., in January 2001. The approximately 30 percent acquisition of The Mahopac National Bank resulted in a core deposit intangible of $1.9 million, which is being amortized over a 10 year period, and goodwill of $2.5 million, which is being amortized over a 20 year period. The purchase of the Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., resulted in $3.92 million of goodwill, which is being amortized on a straight-line basis over 15 years.

INCOME TAX EXPENSE
The provision for income taxes provides for Federal and New York State income taxes. The provision for the three months ended March 31, 2001, was $2.4 million, compared to $2.1 million in 2000. The increased provision is primarily due to increased levels of taxable income. The effective tax rate for the first three months of 2001 was 33.5 percent, compared to 32.3 percent for the same period in 2000.

FINANCIAL CONDITION

The Company's total assets were $1.3 billion as of March 31, 2001, representing an increase of $12.8 million over total assets reported as of December 31, 2000. Asset growth is primarily the result of an increased volume of loans originations. Although March 31, 2001, total loans were down 3 percent from the prior year end, the decline is attributable to $33 million in residential mortgage loans that were securitized in March 2001, and are now carried as available-for-sale securities. Asset growth also included an increase in intangible assets from $9.9 million at December 31, 2000, to $13.5 million at March 31, 2001. The increase in intangible assets is primarily related to goodwill associated with the purchase of the Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., in January 2001.

CAPITAL
Total shareholders' equity grew by approximately 5.36 percent during the first three months of 2001 to $121 million. The increase in shareholders' equity includes an increase of approximately $3.0 million related the purchase of the Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., which included the issuance of 151,156 shares of common stock. The increased equity resulting from the above acquisition was partially offset by 79,657 shares of common stock repurchased in the first quarter of 2001 under the Company's common stock repurchase plan, at a total cost of $2.2 million. Tangible book value per share increased from $14.36 at December 31, 2000, to $14.53 at March 31, 2001.

Cash dividends paid in the first quarter totaled approximately $2.0 million, representing 42 percent of year to date earnings. Per share cash dividends of $0.27 for the first three months of 2001, is unchanged from the first quarter of 2000.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and its subsidiaries meet all capital adequacy requirements to which they are subject. The table below reflects the Company's capital position at March 31, 2001, compared to the regulatory capital requirements for "well capitalized" institutions.

REGULATORY CAPITAL ANALYSIS - MARCH 31, 2001
--------------------------------------------------------------------------------------
                                                   Actual            Well Capitalized
                                                                       Requirement
(Dollar amounts in thousands)                 Amount      Ratio      Amount      Ratio
--------------------------------------------------------------------------------------
Total Capital (to risk weighted assets)      $117,292     13.0%     $ 89,911     10.0%
Tier I Capital (to risk weighted assets)     $107,150     11.9%     $ 53,947      6.0%
Tier I Capital (to average assets)           $107,150      8.3%     $ 64,405      5.0%
======================================================================================

As illustrated above, the Company's capital ratios on March 31, 2001 remain well above the minimum requirement for well capitalized institutions. As of March 31, 2001, the capital ratios for each of the Company's subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

RESERVE FOR LOAN AND LEASE LOSSES AND NONPERFORMING ASSETS
Management reviews the adequacy of the reserve for loan and lease losses in a detailed and ongoing basis, giving consideration to various risk elements that may affect the inherent risk of loss in the current loan/lease portfolio. Based upon management's review, the current reserve of $10.1 million is believed adequate based on the inherent risk of loss in the loan and lease portfolios. Activity in the Company's reserve for loan/lease losses during the first three months of 2001 and 2000 is illustrated in the table below.

ANALYSIS OF THE RESERVE FOR LOAN/LEASE LOSSES  (In thousands)
----------------------------------------------------------------------------------------
                                                         March 31, 2001   March 31, 2000
----------------------------------------------------------------------------------------
Average Loans and Leases Outstanding Year to Date           $ 848,158        $ 763,206
----------------------------------------------------------------------------------------
Beginning Balance                                               9,824            9,228
----------------------------------------------------------------------------------------
Provision for loan losses                                         185              240
   Loans charged off                                             (285)            (209)
   Loan recoveries                                                418              132
----------------------------------------------------------------------------------------
Net recoveries (charge-offs)                                      133              (77)
----------------------------------------------------------------------------------------
Ending Balance                                              $  10,142        $   9,391
========================================================================================

Recoveries of previously charged-off loans, in the amount of $418,000, exceeded first quarter loan losses resulting in net recoveries of $133,000 for the period ended March 31, 2001. Recoveries for the period included a recovery on a single loan in the amount of $320,000. Net charge-offs for first three months of 2000 were $77,000. Reserve coverage of nonperforming loans was 2.1x at March 31, 2001, compared to 2.6x at March 31, 2000.

The level of nonperforming assets at March 31, 2001 and 2000 is illustrated in the table below. Nonperforming assets of $5.1 million as of March 31, 2001, reflect an increase of $1.3 million from March 31, 2000. Despite the increase in the current period, the level of nonperforming assets at March 31, 2001, remains modest at 0.39 percent of total assets.

NONPERFORMING ASSETS (In thousands)
----------------------------------------------------------------------------------------
                                                         March 31, 2001   March 31, 2000
----------------------------------------------------------------------------------------
Nonaccrual loans                                             $4,520           $3,426
Loans past due 90 days and accruing                             406              234
Troubled debt restructuring not included above                    0                0
----------------------------------------------------------------------------------------
     Total nonperforming loans                                4,926            3,660
----------------------------------------------------------------------------------------
Other real estate, net of allowances                            204              214
----------------------------------------------------------------------------------------
     Total nonperforming assets                              $5,130           $3,874
========================================================================================
Total nonperforming loans as a percent of total loans          0.60%            0.50%
Total nonperforming assets as a percentage of total assets     0.39%            0.32%
========================================================================================

DEPOSITS AND OTHER LIABILITIES
Total deposits were $1.0 billion on March 31, 2001, up approximately $8 million from December 31, 2000. Core deposits, which include demand deposits, savings and money market accounts, and time deposits of less than $100,000 represent the primary funding source for the Company. As of March 31, 2001, core deposits of $847 million represented 71 percent of total liabilities. This compares to core deposits of $851 million, representing 72 percent of total liabilities at December 31, 2000.

The Company uses large time deposits, securities sold under repurchase agreements, Federal funds purchased, and other borrowings as additional funding sources. Time Deposits of $100,000 and over increased from $183 million at December 31, 2000, to $196 million at March 31, 2001. As of March 31, 2001, total securities sold under repurchase agreements amounted to $58 million, compared to $72 million at December 31, 2000. Other borrowings, consisting of term borrowings from the Federal Home Loan Bank, increased from $67 million at December 31, 2000, to $77 million at March 31, 2001.

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

Cash and cash equivalents totaled $65 million as of March 31, 2001, relatively unchanged from December 31, 2000. Short term investments, consisting of securities due in one year or less and Federal funds sold, declined from $52.5 million on December 31, 2000, to $47 million on March 31, 2001. Securities pledged to secure certain large deposits and securities sold under repurchase agreements were 73 percent of total securities as of March 31, 2001, compared to 79 percent as of December 31, 2000. The lower proportion of pledged securities compared to total securities in the current period reflects the benefit of $33 million in residential mortgage loans that were securitized in March of 2001, and are now carried as available-for-sale securities.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, negotiable certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At March 31, 2001, the unused borrowing capacity on established lines with the FHLB was $127 million. As members of the FHLB, the Company's subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At March 31, 2001, total real estate loans of the Company were $488 million, the majority of which is available as collateral purposes for FHLB borrowings.

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

The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of March 31, 2001.

CONDENSED STATIC GAP - March 31, 2001                                          Repricing Interval
                                                                                   Cumulative
(dollar amounts in thousands)                         Total         0-3 months     3-6 months    6-12 months     12 months
-----------------------------------------------------------------------------------------------------------------------------
Interest-earning assets                            $ 1,203,652     $   337,542     $    88,721   $   118,659    $   544,922
Interest-bearing liabilities                           989,118         385,274         132,914        98,558        616,746
-----------------------------------------------------------------------------------------------------------------------------
Net gap position                                                       (47,732)        (44,193)       20,101        (71,824)
-----------------------------------------------------------------------------------------------------------------------------
Net gap position as a percentage of total assets                         (3.62%)         (3.35%)        1.53%         (5.45%)
=============================================================================================================================

The Company's March 31, 2001, one-year cumulative rate sensitivity gap was a negative 5.45 percent of total assets, indicating a liability sensitive position. The analysis suggests earnings would benefit from a declining interest rate environment, and would be vulnerable to a rising interest rate environment. Consistent with the above analysis, as interest rates declined during the first quarter of 2001, the Company's net interest margin improved in comparison to the last two quarters of 2000.

Management estimates that a 200 basis point rise in interest rates would result in a 2.4 percent decline in net interest income over a one year period, and a
3.8 percent decline over a two year period, assuming no management actions to reposition the balance sheet in reaction to a changing rate environment. Management believes the current interest rate risk exposure is not material given the Company's current level of earnings and capital.

                                                 TOMPKINS TRUSTCO, INC.
                              AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS

                                                                Mar-01                             Mar-00
-----------------------------------------------------------------------------------------------------------------------
                                                   Average                            Average
                                                   Balance                 Average    Balance                 Average
(Dollar amounts in thousands)                       (YTD)       Interest  Yield/Rate   (YTD)       Interest  Yield/Rate
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
   Certificates of deposit with other banks       $      441   $        1    0.92%   $        0   $        0   $   0
   Securities (1)
      U.S. Government Securities                     242,009        4,012    6.72%      242,615        3,956    6.56%
      State and municipal (2)                         70,122        1,283    7.42%       81,402        1,453    7.18%
      Other Securities (2)                            18,443          318    6.99%       12,455          261    8.43%
                                                  -------------------------------------------------------------------
      Total securities                               330,574        5,613    6.89%      336,472        5,670    6.78%
   Federal Funds Sold                                 13,502          195    5.86%       18,021          254    5.67%
   Loans, net of unearned income (3)
      Real Estate                                    518,033       10,630    8.32%      464,332        9,374    8.12%
      Commercial Loans (2)                           202,446        4,797    9.61%      172,866        4,121    9.59%
      Consumer Loans                                 109,678        2,756   10.19%      109,228        2,611    9.61%
      Direct Lease Financing                          18,001          370    8.34%       16,780          328    7.86%
                                                  -------------------------------------------------------------------
      Total loans, net of unearned income            848,158       18,553    8.87%      763,206       16,434    8.66%
                                                  -------------------------------------------------------------------
      TOTAL INTEREST-EARNING ASSETS                1,192,675       24,362    8.28%    1,117,699       22,358    8.05%
                                                  -------------------------------------------------------------------

Other assets                                         109,511                             79,706

                                                  ----------                         ----------
      TOTAL ASSETS                                $1,302,186                         $1,197,405
                                                  ==========                         ==========
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES & SHAREHOLDERS' EQUITY
Deposits
   Interest-bearing deposits
      Interest bearing checking, savings,
         & money market                              410,621        2,215    2.19%      414,694        2,498    2.42%
      Time Dep > $100,000                            188,696        2,749    5.91%      142,092        1,960    5.55%
      Time Dep < $100,000                            237,027        3,386    5.79%      235,755        2,988    5.10%
                                                  -------------------------------------------------------------------
      Total interest-bearing deposits                836,344        8,350    4.05%      792,541        7,446    3.78%

Federal funds purchased & securities sold under
      agreements to repurchase                        67,197          907    5.47%       67,329          893    5.33%
Other borrowings                                      70,798        1,092    6.26%       45,116          626    5.58%
                                                  -------------------------------------------------------------------
   TOTAL INTEREST-BEARING LIABILITIES                974,339       10,349    4.31%      904,986        8,965    3.98%

Noninterest bearing deposits                         192,959                            175,918
Accrued expenses and other liabilities                15,710                             12,637
   TOTAL LIABILITIES                               1,183,008                          1,093,541
                                                  ----------                         ----------

Minority Interest                                      1,505                              6,274

SHAREHOLDERS' EQUITY                                 117,673                             97,590
                                                  ----------                         ----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $1,302,186                         $1,197,405
                                                  ==========                         ==========
Interest rate spread                                                         3.97%                              4.17%
                                                               ----------   ------                ----------   ------
   Net interest income/margin on earning assets                $   14,013    4.76%                $   13,393    4.82%
-----------------------------------------------------------------------------------------------------------------------

(1) Average balances and yields exclude unrealized gains and losses on available-for-sale securities.
(2) Interest income includes the effects of taxable-equivalent adjustments using a blended Federal and State income tax rate of 40% to increase tax exempt interest income to a taxable-equivalent basis.
(3) Nonaccrual loans are included in the average loans totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in
     Note 1 to the Company's Annual Report on Form 10-K dated December 31, 2000.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits


(b)  Reports on form 8-K

On January 11, 2001, Tompkins filed a Form 8-K announcing that effective January 1, 2001, the Company completed its previously announced acquisition of Austin, Hardie, Wise Agency, Inc., with offices in Attica, Warsaw and Alden; and Ernest Townsend & Son, Inc., with offices in LeRoy, Batavia and Caledonia.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2001

TOMPKINS TRUSTCO, INC.


By: /s/ JAMES J. BYRNES
    --------------------------
    James J. Byrnes
    Chairman of the Board,
    Chief Executive Officer


By: /s/ FRANCIS M. FETSKO
    --------------------------
    Francis M. Fetsko
    Senior Vice President and
    Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NUMBER          DESCRIPTION          PAGES
--------------          -----------          -----