Form 10-Q
period 2001-06-30
TOMPKINS TRUSTCO INC
filed 2001-08-14
CIK 1005817

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-12709





                             TOMPKINS TRUSTCO INC.
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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

               Class                         Outstanding as of August 2, 2001
    ----------------------------             --------------------------------
    Common Stock, $.10 par value                     7,445,368 shares

                             TOMPKINS TRUSTCO, INC.

                                    FORM 10-Q

                                      INDEX



PART I - FINANCIAL INFORMATION                                              PAGE

Item 1 -   Financial Statements (Unaudited)
           Condensed Consolidated Statements of Condition as of
           June 30, 2001 and December 31, 2000                                3

           Condensed Consolidated Statements of  Income for
           the three months and six months ended June 30, 2001
           and 2000                                                           4

           Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 2001 and 2000                            5

           Condensed Consolidated Statements of Changes in Shareholders'
           Equity for the six months ended June 30, 2001 and 2000             6

           Notes to Unaudited Condensed Consolidated Financial Statements  7-11

Item 2 -   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      12-17

Item 3 -   Quantitative and Qualitative Disclosures about Market Risk        18

           Average Consolidated Balance Sheet and Net Interest Analysis      19

PART II - OTHER INFORMATION
       Item 1 - Legal Proceedings                                 Not Applicable
       Item 2 - Changes in Securities and Use of Proceeds         Not Applicable
       Item 3 - Defaults on Senior Securities                     Not Applicable
       Item 4 - Submission of Matters to a Vote of Securities
                 Holders                                                     20
       Item 5 - Other Information                                 Not Applicable
       Item 6 - Exhibits and Reports on Form 8-K                  Not Applicable


SIGNATURES                                                                   21

EXHIBIT INDEX                                                                22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share data)                                                     (Unaudited)
                                                                                         As of          As of
ASSETS                                                                                 06/30/2001     12/31/2000
                                                                                      -----------    -----------
Cash & noninterest bearing balances
    due from banks                                                                    $    46,531    $    45,939

Interest bearing balances due from banks                                                      288              0
Federal funds sold                                                                         16,400         19,425
Available-for-sale securities, at fair value                                              327,912        304,358
Held-to-maturity securities, fair value of $21,774 at
    June 30, 2001 and $26,147 at December 31, 2000                                         21,480         25,863
Loans/leases net of unearned income                                                       851,071        845,758
Less:  Reserve for loan/lease losses                                                       10,269          9,824
----------------------------------------------------------------------------------------------------------------
                                                                   Net Loans/Leases       840,802        835,934

Bank premises and equipment, net                                                           24,192         23,861
Corporate owned life insurance                                                             19,053         18,581
Intangible assets                                                                          13,642          9,858
Accrued interest and other assets                                                          19,523         21,075
----------------------------------------------------------------------------------------------------------------
                                                                       Total Assets   $ 1,329,823    $ 1,304,894
================================================================================================================

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARIES AND SHAREHOLDERS' EQUITY
Deposits:
     Interest bearing:
          Checking, savings and money market                                              425,655        406,081
          Time                                                                            386,291        420,255
     Noninterest bearing                                                                  216,067        208,565
----------------------------------------------------------------------------------------------------------------
                                                                     Total Deposits     1,028,013      1,034,901

Securities sold under agreements to repurchase and
     Federal funds purchased                                                               79,428         72,231
Other borrowings                                                                           81,871         67,257
Other liabilities                                                                          15,676         14,020
----------------------------------------------------------------------------------------------------------------
                                                                  Total Liabilities   $ 1,204,988    $ 1,188,409
----------------------------------------------------------------------------------------------------------------

Minority interest in consolidated subsidiaries                                              1,492          1,490

Shareholders' equity:
     Common Stock - par value $.10 per share, authorized 15,000,000 shares
          Issued: 7,441,950  at June 30, 2001; and 7,344,813 at December 31, 2000.            744            734
     Surplus                                                                               45,297         44,182
     Undivided profits                                                                     76,442         70,894
     Accumulated other comprehensive income (loss)                                          1,493             (9)
     Treasury stock, at cost - 24,550 shares at June 30, 2001,
          and  24,886 shares at December 31, 2000.                                           (466)          (473)
     Unallocated ISOP/ESOP:  20,885 shares at June 30, 2001,
         32,261 shares at December 31, 2000.                                                 (167)          (333)
----------------------------------------------------------------------------------------------------------------
                                                         Total Shareholders' Equity   $   123,343    $   114,995
----------------------------------------------------------------------------------------------------------------
                  Total Liabilities, Minority Interest in Consolidated Subsidiaries
                                                           and Shareholders' Equity   $ 1,329,823    $ 1,304,894
================================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.


                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (In thousands, except per share data) (Unaudited)

                                                                       Three months ended          Six months ended
                                                                     -----------------------   -----------------------
                                                                     06/30/2001   06/30/2000   06/30/2001   06/30/2000
                                                                     ----------   ----------   ----------   ----------
INTEREST AND DIVIDEND INCOME
Loans                                                                $   18,032   $   17,347   $   36,514   $   33,741
Federal funds sold                                                          133          128          328          382
Available-for-sale securities                                             5,352        4,734       10,193        9,482
Held-to-maturity securities                                                 307          388          630          785
----------------------------------------------------------------------------------------------------------------------
                                Total Interest and Dividend Income       23,824       22,597       47,665       44,390
----------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits:
     Time certificates of deposits of $100,000 or more                    2,311        2,641        5,060        4,601
     Other deposits                                                       5,346        5,267       10,947       10,753
Federal funds purchased and securities sold under
    agreements to repurchase                                                765        1,035        1,672        1,927
Other borrowings                                                          1,158          624        2,208        1,250
----------------------------------------------------------------------------------------------------------------------
                                            Total Interest Expense        9,580        9,567       19,887       18,531
----------------------------------------------------------------------------------------------------------------------
                                               Net Interest Income       14,244       13,030       27,778       25,859
----------------------------------------------------------------------------------------------------------------------
                            Less:  Provision for loan/lease losses          320          274          505          514
----------------------------------------------------------------------------------------------------------------------
         Net Interest Income After Provision for Loan/Lease Losses       13,924       12,756       27,273       25,345
----------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Trust and investment services income                                      1,082        1,107        2,315        2,350
Service charges on deposit accounts                                       1,208          908        2,297        1,752
Insurance commissions and fees                                            1,068            0        2,029            0
Other service charges                                                     1,101          891        2,102        1,903
Increase in cash surrender value of corporate owned life insurance          261          212          515          397
Other income                                                                297          229          587          389
Net realized gain on available-for-sale securities                            0           83            6          189
----------------------------------------------------------------------------------------------------------------------
                                          Total Noninterest Income        5,017        3,430        9,851        6,980
----------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salary and wages                                                          5,049        4,319        9,880        8,569
Pension and other employee benefits                                       1,230        1,041        2,471        2,062
Net occupancy expense of bank premises                                      678          598        1,397        1,221
Furniture and fixture expense                                               779          659        1,507        1,277
Amortization of intangible assets                                           419          245          844          497
Other operating expense                                                   3,428        2,838        6,410        5,593
----------------------------------------------------------------------------------------------------------------------
                                        Total Noninterest Expenses       11,583        9,700       22,509       19,219
----------------------------------------------------------------------------------------------------------------------
                     Income Before Income Tax Expense and Minority
                             Interest in Consolidated Subsidiaries        7,358        6,486       14,615       13,106
----------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                               34          204           67          360
                                                Income Tax Expense        2,552        2,094        4,983        4,232
----------------------------------------------------------------------------------------------------------------------
                                                        Net Income   $    4,772   $    4,188   $    9,565   $    8,514
======================================================================================================================
Basic Earnings Per Share                                             $     0.65   $     0.60   $     1.29   $     1.22
Diluted Earnings Per Share                                           $     0.64   $     0.60   $     1.28   $     1.21
======================================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.


                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (In thousands) (Unaudited)
                                                                                       Six months ended
                                                                                   -----------------------
                                                                                    6/30/2001    6/30/2000
                                                                                   ----------   ----------
OPERATING ACTIVITIES
Net income                                                                         $    9,565   $    8,514
Adjustments to reconcile net income to net cash
     provided by operating activities:
Provision for loan/lease losses                                                           505          514
Depreciation and amortization premises, equipment, and software                         1,399        1,201
Amortization of intangible assets                                                         844          497
Earnings from corporate owned life insurance                                             (515)        (397)
Net amortization on securities                                                             90           74
Net realized gain on available-for-sale securities                                         (6)        (189)
Net gain on sale of loans                                                                (150)         (17)
Proceeds from sale of loans                                                             9,783        3,274
Net (gain) loss on sales of bank premises and equipment                                   (25)           7
Issuance of treasury stock                                                                 10           20
ISOP/ESOP shares released for allocation                                                  370            0
(Increase) decrease in accrued interest receivable                                      1,398         (539)
Decrease in accrued interest payable                                                   (1,196)        (112)
Other, net                                                                              1,109       (2,724)
-----------------------------------------------------------------------------------------------------------
                                       Net Cash Provided by Operating Activities       23,181       10,123
-----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities                             111,683       18,619
Proceeds from sales of available-for-sale securities                                      437        5,039
Proceeds from maturities of held-to maturity securities                                 6,845       10,152
Purchases of available-for-sale securities                                           (100,188)     (33,768)
Purchases of held-to-maturity securities                                               (2,474)      (7,872)
Net increase in loans                                                                 (47,851)     (54,096)
Proceeds from sale of bank premises and equipment                                          27           25
Purchases of bank premises and equipment                                               (1,369)      (3,095)
Purchase of corporate owned life insurance                                                  0       (4,000)
Net cash used in acquisition activities                                                (1,004)           0
-----------------------------------------------------------------------------------------------------------
                                           Net Cash Used in Investing Activities      (33,894)     (68,996)
-----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase in demand, money market,
  and savings deposits                                                                 27,076        9,408
Net decrease in time deposits                                                         (33,964)     (15,925)
Net increase in securities sold under agreements
   to  repurchase and Federal funds purchased                                           7,197       48,166
Net increase in other borrowings                                                       14,416       20,646
Cash dividends                                                                         (4,017)      (3,797)
Common stock repurchased and returned to unissued status                               (2,665)      (1,429)
Cash paid in lieu of fractional shares Letchworth common shares                             0           (9)
Net proceeds from exercise of stock options and related tax benefit                       525           58
-----------------------------------------------------------------------------------------------------------
                                       Net Cash Provided by Financing Activities        8,568       57,118
-----------------------------------------------------------------------------------------------------------

Net Decrease in Cash and Cash Equivalents                                              (2,145)      (1,755)
Cash and Cash Equivalents at beginning of Period                                       65,364       54,788
Total Cash & Cash Equivalents at End of Period                                     $   63,219   $   53,033
-----------------------------------------------------------------------------------------------------------

Supplemental Information:
     Cash paid during the year for:
          Interest                                                                     21,084       18,643
          Taxes                                                                         2,617        5,858
     Noncash investing activities:
          Fair value of noncash assets acquired in purchase acquisition                 1,504            0
          Fair value of liabilities acquired in purchase acquisition                    1,449            0
          Shares issued for acquisitions                                                3,058            0
          Securitization of loans                                                      32,845            0

See accompanying notes to unaudited condensed consolidated financial statements.


                                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                           (In thousands, except share data) (Unaudited)

                                                                                  Accumulated
                                                                                    Other
                                             Common                   Undivided  Comprehensive   Treasury   Unallocated
                                              Stock       Surplus      Profits   Income (Loss)    Stock      ISOP/ESOP      Total
-----------------------------------------------------------------------------------------------------------------------------------
Balances at
January 1, 2000                             $     710    $  40,548    $  61,078    ($  4,745)   ($    525)   ($    442)   $  96,624
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
     Net Income                                                           8,514                                               8,514
    Other comprehensive loss                                                            (796)                                  (796)
                                                                                                                          ---------
           Total Comprehensive Income                                                                                         7,718
                                                                                                                          ---------

Cash dividends ($0.54/Share)                                             (3,797)                                             (3,797)
Cash paid in lieu of fractional
   Letchworth common shares                                     (9)                                                              (9)
Exercise of stock options, and related
   tax benefit (4,752 shares, net)                  1           57                                                               58
Common stock repurchased and
   returned to unissued status (55,472)            (6)      (1,423)                                                          (1,429)
Treasury stock issued (773 shares)                               6                                     14                        20
-----------------------------------------------------------------------------------------------------------------------------------
Balances at
June 30, 2000                               $     705    $  39,179    $  65,795    ($  5,541)   ($    511)   ($    442)   $  99,185
===================================================================================================================================


===================================================================================================================================
Balances at
January 1, 2001                             $     734    $  44,182    $  70,894    ($      9)   ($    473)   ($    333)   $ 114,995
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
   Net Income                                                             9,565                                               9,565
   Other comprehensive income                                                          1,502                                  1,502
                                                                                                                          ---------
           Total Comprehensive Income                                                                                        11,067
                                                                                                                          ---------

Cash dividends ($0.54/Share)                                             (4,017)                                             (4,017)
Exercise of stock options and
   related tax benefit (39,755 shares, net)         4          521                                                              525
Common stock repurchased and
   Returned to unissued  status
   (94,337 shares)                                 (9)      (2,656)                                                          (2,665)
Treasury stock issued (336 shares)                               3                                      7                        10
Stock issued for purchase acquisition
  (151,719 shares)                                 15        3,043                                                            3,058
ESOP shares committed to be released
   for allocation (11,376 shares)                              204                                                 166          370
-----------------------------------------------------------------------------------------------------------------------------------
Balances at
June 30, 2001                               $     744    $  45,297    $  76,442    $   1,493    ($    466)   ($    167)   $ 123,343
===================================================================================================================================

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

In management's opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K.


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

Effective September 1, 2000, and early in 2001, Tompkins completed the purchase of the minority interest in The Mahopac National Bank, primarily in a stock-for-stock transaction accounted for as a purchase. Prior to September 1, 2000, the approximately 30 percent interest in The Mahopac National Bank, which was not owned by Tompkins, was shown as a minority interest in consolidated subsidiaries on the consolidated statements of condition. Subsequent to September 1, 2000, effectively all of the net income of The Mahopac National Bank is included in Tompkins' consolidated net income. The approximately 30 percent acquisition of The Mahopac National Bank resulted in a core deposit intangible of $1.9 million, which is being amortized over a 10 year period, and goodwill of approximately $2.5 million, which is being amortized over a 20 year period.

The table below presents the pro forma combined results of operations of Tompkins and The Mahopac National Bank, as if Mahopac had been 100 percent owned for the period presented.


                                          Three months ended   Six months ended
(In thousands, except per share)             June 30, 2000       June 30, 2000
================================================================================
Net interest income:
--------------------------------------------------------------------------------
  As reported                                   $13,030             $25,859
  Pro forma combined                            $13,030             $25,859
Net income:
--------------------------------------------------------------------------------
  As reported                                   $ 4,188             $ 8,514
  Pro forma combined                            $ 4,311             $ 8,711
Basic earnings per share:
--------------------------------------------------------------------------------
  As reported                                   $  0.60             $  1.22
  Pro forma combined                            $  0.58             $  1.17
Diluted earnings per share:
--------------------------------------------------------------------------------
  As reported                                   $  0.60             $  1.21
  Pro forma combined                            $  0.58             $  1.17
================================================================================

The pro forma combined financial information does not reflect any potential cost savings or revenue enhancements that are expected to result from the acquisitions. Accordingly, the pro forma combined financial information may not be indicative of operations that would have been achieved had the acquisitions occurred on the dates indicated, nor do they purport to be indicative of the results of operations that may be achieved in the future.


Tompkins Insurance Agencies

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

The purchase agreements for the insurance agencies include provisions for additional consideration to be paid in the form of Company stock if Tompkins Insurance Agencies, Inc. meets certain income targets in 2001 and 2002. The contingent consideration includes 25,093 shares, which are payable if the income targets are met, and an additional 8,333 shares which are payable if income targets are exceeded by 5 percent.

On June 22, 2001, Tompkins Insurance acquired the assets of Youngs & Linfoot of LeRoy, Inc. in a cash transaction accounted for as a purchase. The excess of the purchase price over the fair value of identifiable assets acquired less liabilities assumed of $287,000 has been recorded as goodwill and is being amortized on a straight-line basis over 15 years.

4.       Earnings Per Share

A computation of Basic Earnings Per Share ("EPS") and Diluted EPS for the three month periods ending June 30, 2001 and 2000, is presented in the table below.

-----------------------------------------------------------------------------------------------------------------------------
                                                                                          Weighted
Three months ended June 30, 2001                                      Net Income        Average Shares      Per Share
(In thousands except share and per share data)                        (Numerator)       (Denominator)         Amount
-----------------------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                                 $4,772            7,395,260           $0.65

Effect of dilutive securities (Stock options)                                               108,077

Diluted EPS
Income available to common shareholders plus assumed conversions        $4,772            7,503,337           $0.64
=============================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------
                                                                                          Weighted
Three months ended June 30, 2000                                      Net Income        Average Shares      Per Share
(In thousands except share and per share data)                        (Numerator)       (Denominator)         Amount
-----------------------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                                 $4,188            6,989,779           $0.60

Effect of dilutive securities (Stock options)                                                43,217

Diluted EPS
Income available to common shareholders plus assumed conversions        $4,188            7,032,996           $0.60
=============================================================================================================================
The effect of dilutive securities calculation for 2000 excludes weighted average options of 4,582 because the exercise price of the options was greater than the average market value during the period.


A computation of Basic EPS and Diluted EPS for the six month periods ending June
30, 2001 and 2000, is presented in the table below.


                                                                                          Weighted
Six months ended June 30, 2001                                        Net Income        Average Shares      Per Share
(In thousands except share and per share data)                        (Numerator)       (Denominator)         Amount
-----------------------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                                 $9,565            7,400,228           $1.29

Effect of dilutive securities (Stock options)                                                87,801

Diluted EPS
Income Available to common shareholders plus assumed conversions        $9,565            7,488,029           $1.28
=============================================================================================================================
The effect of dilutive securities calculation for 2001 excludes weighted average options of 2,000 because the exercise price of the options was greater than the average market value during the period.

                                                                                          Weighted
Six months ended June 30, 2000                                        Net Income        Average Shares      Per Share
(In thousands except share and per share data)                        (Numerator)       (Denominator)         Amount
------------------------------------------------------------------------------------------------------------------------------
Basic EPS
Income Available to common shareholders                                 $8,514            7,004,386           $1.22

Effect of dilutive securities (Stock options)                                                51,553

Diluted EPS
Income Available to common shareholders plus assumed conversions        $8,514            7,055,939           $1.21
=============================================================================================================================
The effect of dilutive securities calculation for 2000 excludes weighted average options of 5,166 because the exercise price of the options was greater than the average market value during the period.

5.       Comprehensive Income (Loss)

                                                                      Three months ended                Six months ended
                                                                   06/30/2001     06/30/2000       06/30/2001      06/30/2000
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                                          $ 4,772        $ 4,188          $ 9,565         $ 8,514
-----------------------------------------------------------------------------------------------------------------------------

Net unrealized holding gains (losses) during the period                (522)          (102)           1,506            (683)
              Memo: Pre-tax unrealized net holding gain ( loss)        (870)          (170)           2,510          (1,138)

Reclassification adjustment for net realized gain on
     available-for-sale securities                                        0            (50)              (4)           (113)
                                        Memo: Pretax Adjustment           0            (83)              (6)           (188)
-----------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                                      (522)          (152)           1,502            (796)

-----------------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                          $ 4,250        $ 4,036          $11,067         $ 7,718
-----------------------------------------------------------------------------------------------------------------------------


6.       Recent Accounting Pronouncements


ACCOUNTING FOR BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS:
In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of SFAS No. 141 immediately. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

SFAS No. 141 will require upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption, based upon the criteria in the statement. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: The Company adopted the provisions of Financial Accounting Standards Board (FASB) SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those assets at fair value. Changes in fair value of the derivative financial instruments are reported as either net income or as a component of comprehensive income, depending on whether or not it qualifies for hedge accounting. Consequently, for those entities using derivative financial instruments, there may be increased volatility in net income and shareholders' equity as a result of accounting for derivatives in accordance with SFAS No. 133.

Special hedge accounting treatment is permitted only if specific criteria are met, including a requirement that the hedging relationship be highly effective both at inception and on an ongoing basis. Results of effective hedges are recognized in current earnings for fair value hedges and in other comprehensive income for cash flow hedges. Ineffective portions of hedges are recognized immediately in earnings and are not deferred. The adoption of SFAS No. 133 by the Company on January 1, 2001, did not have a material effect on the Company's consolidated financial statements. The Company does not presently use derivative financial instruments to manage interest rate risk.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

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


Effective January 1, 2001, the Company completed the acquisition of 100 percent of the common stock of Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., in a cash and stock transaction accounted for as a purchase. The two agencies have been merged with and into Tompkins Insurance Agencies, Inc. (Tompkins Insurance), a wholly-owned subsidiary of Tompkins. The agencies primarily offer property and casualty insurance to individuals and businesses in Western New York State. They are expected to continue operating in their current locations, which include Attica, Warsaw, Alden, LeRoy, Batavia and Caledonia. Further details pertaining to the mergers and acquisitions are presented in Note 3 to the unaudited condensed consolidated financial statements, included herein.

Through its community bank subsidiaries, the Company provides traditional banking related services, which constitute the Company's only business segment. Banking services consist primarily of attracting deposits from the areas served by its banking offices and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans (including commercial loans collateralized by real estate), and leases, and providing trust and investment related services. The Company's principal expenses are interest on deposits, interest on borrowings, and operating and general administrative expenses, as well as provisions for loan losses. Funding sources, other than deposits, include borrowings, securities sold under agreements to repurchase, and cash flow from lending and investing activities. The Company conducts trust and investment services through Tompkins Investment Services, a division of Tompkins Trust Company. Tompkins Investment Services provides a full range of money management services, including investment management accounts, custody accounts, trusts, retirement plans and rollovers, estate settlement, and financial planning. Financial services of Tompkins Insurance Agencies, Inc., primarily consist of property and casualty insurance for individuals and businesses, which complement the services offered through the Company's banking subsidiaries.

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

RESULTS OF OPERATIONS

Cash earnings for the second quarter of 2001 were $5.1 million, an increase of
16.8 percent over cash earnings of $4.3 million in 2000. Management believes that cash earnings, which excludes amortization of intangible assets (net of applicable tax benefit), is more reflective of the Company's core operating performance. Net income reported in accordance with Generally Accepted Accounting Principles (GAAP) was $4.8 million for the three months ended June 30, 2001, an increase of 13.9 percent over the same period in 2000. Cash earnings for the six months ended June 30, 2001 were $10.2 million, an increase of 15.1 percent over cash earnings of $8.8 million in 2000.

Diluted cash earnings per share was $0.68 for the second quarter of 2001, an increase of 9.7 percent over the same period in 2000. Diluted earnings per share reported in accordance with GAAP was $0.64 for first three months of 2001, compared to $0.60 for the same period in 2000. For the year to date, diluted cash earnings per share of $1.36 were up 8.8% over the same six month period in 2000. On a GAAP basis, diluted earnings per share were $1.28, for the first six months of 2001, compared to $1.21 for the same period in 2000.

The Company's key performance ratios remain strong. Return on average assets
(ROAA) for the first six months of 2001 was 1.47 percent, up slightly from 1.42 percent for the same period in 2000. On a cash basis, ROAA was 1.56 percent for the year to date, compared to 1.47 percent in 2000. Return on average shareholders' equity (ROAE) for the first six months of 2001 was 16.08 percent, compared to 17.51 percent for the same period in 2000. On a cash basis ROAE was
17.02 percent for the six months ended June 30, 2001, compared to 18.11 percent for the same period in 2000. The decline in ROAE in the current period is primarily due to increased average equity in 2001, which includes approximately $8.2 million related to the September 2000 acquisition of the approximately 30 percent minority interest in The Mahopac National Bank, and approximately $3.0 million related to the acquisition of Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc. The increased equity resulting from the above acquisitions was partially offset by common stock repurchased under the Company's common stock repurchase plan (the "Plan"), which was approved by the board of directors on August 15, 2000. The Plan authorizes the repurchase of up to 400,000 shares over a two year period. As of June 30, 2001, 224,561 shares had been repurchased at a total cost of $6.1 million.

Net Interest Income
As shown in the attached Average Consolidated Balance Sheet and Net Interest Analysis, the Company earned tax-equivalent net interest income of $28.8 million for the six months ended June 30, 2001, an increase of 6.6 percent from the prior year. Net interest income benefited from growth in earning assets, while the net interest margin was relatively unchanged at 4.82 percent in the current period, compared to 4.84 percent in the prior year.

Average earning assets were $1.2 billion for the six month period ended June 30, 2001, compared to $1.1 billion for the same period in 2000. Growth in average earning assets over the past 12 months was centered in the loan portfolio which grew by 9.1 percent to $843 million, including a $40.3 million increase in average real estate loans and $26.9 million in average commercial loans. The growth in average real estate loans was net of $33 million in residential mortgage loans that were securitized in March 2001, and are now carried as available-for-sale securities. Asset growth was funded with a combination of core deposits (total deposits less time deposits greater than $100,000 and brokered deposits); non-core deposits; and other borrowings. For the 12 month period ended June 30, 2001, average core deposits were up $14.9 million, average non-core deposits were up $30.5 million, and average other borrowings were up $31.7 million.

For the second quarter of 2001, tax-equivalent net interest income was $14.8 million, with a net interest margin of 4.86 percent. This compares to tax-equivalent net interest income of $13.6 million and a net interest margin of
4.85 percent for the second quarter of 2000.

Provision for Loan/Lease Losses
The provision for loan/lease losses represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses at an adequate level. The provision for loan/lease losses of $505,000 for the first six months of 2001, is relatively unchanged from $514,000 for the same period in 2000. Net charge-offs were $60,000 for the first six month of 2001, compared to $219,000 in 2000. Net charge-offs in 2001 benefited from a $320,000 recovery in the first quarter. The reserve for loan/lease losses as a percentage of period end loans was 1.21 percent at June 30, 2001, and 1.16 percent at December 31, 2000.

Noninterest Income
Management continues to emphasize noninterest income as an important component of the Company's future revenue. Noninterest income for the first six months of 2001, represented 25.5 percent of total revenue (tax equivalent net interest income, plus noninterest income), up from 20.5 percent for the same period in 2000.

Noninterest income for the six months ended June 30, 2001, was $9.9 million, an increase of 41.1 percent over the same period in 2000. The increase in 2001 included $2.0 million of insurance commissions and fees related to Tompkins Insurance, which became an active subsidiary of the Company effective January 1, 2001. Even without the revenue from Tompkins Insurance, the Company's noninterest income remained strong, increasing by 12.1 percent over the first half of 2000. For the second quarter, noninterest income of $5.0 million was up from $3.4 million in the second quarter of 2000.

Income from trust and investment services remains the largest source of noninterest income. The Tompkins Investment Services Division of Tompkins Trust Company generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing employee benefits plans. Trends for new business in trust and investments services remain positive, although the general downward trend in national stock markets during the first six months of 2001 caused earnings to be flat. Trust and investments services income was $2.3 million in the first half of 2001, relatively unchanged from the same period in 2000. The market value of assets managed by, or in custody of, Tompkins Investment Services was approximately $1.1 billion at June 30, 2001, also relatively unchanged from the prior year.

Service charges on deposit accounts were $2.3 million for the first half of 2001, an increase of $545,000 over the same period in 2000. The growth in service charges reflects an increased volume of transaction accounts, particularly at the Company's newest offices - the Chili Office of The Bank of Castile, and the Brewster Office of The Mahopac National Bank.

Income from card services, included in other service charges on the consolidated statements of income, continues to be an important source of revenue. Card services products include traditional credit cards, purchasing cards, debit cards, and merchant card processing. Income associated with card services was $1.2 million for the six months ended June 30, 2001, an increase of approximately 10 percent from the same period last year.

Other income for the first six months of 2001 includes $515,000 relating to increases in the cash surrender value of corporate owned life insurance (COLI). This compares to $397,000 for the same period in 2000. The corporate owned life insurance relates to life insurance and other benefits provided to certain senior officers of the Company and its subsidiaries. The Company's average investment in COLI was $18.8 million for the six month period ended June 30, 2001, compared to $14.4 million for the same period in 2000. Increases in the cash surrender value of insurance are reflected as other income, and the related mortality expense is recognized as an other operating expense.

Noninterest Expenses
Total noninterest expenses were $22.5 million for the first six months of 2001, compared to $19.2 million for the same period in 2000. The 17.2 percent increase in 2001, includes operating expenses related to Tompkins Insurance, and amortization of intangible assets related to the acquisition of the minority interest in The Mahopac National Bank in September of 2000 and the acquisition of Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., in January 2001. If these expenses are excluded from 2001 totals for comparison, growth in noninterest expenses would be 5 percent. For the quarter ended June 30, 2001, noninterest expense was $11.6 million, up from $9.7 million for the second quarter of 2000.

Personnel-related expenses comprise the largest segment of noninterest expense, representing approximately 54.9 percent of operating expense in the first six months of 2001. The $12.4 million of personnel-related expenses for the first half of 2001 reflect an increase of $1.7 million over 2000, including $1.0 million related to Tompkins Insurance.

Expense for premises, furniture, and fixtures increased from $2.5 million for the period ended June 30, 2000, to $2.9 million for the period ended June 30, 2001. The increase includes $196,000 related to Tompkins Insurance.

Amortization expense increased from $497,000 in the first six months of 2000, to $844,000 in the first six months of 2001. The increase reflects the additional intangible assets that resulted from the purchase of the approximately 30 percent minority interest of The Mahopac National Bank in September 2000, and the purchase of the Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., in January 2001. The approximately 30 percent acquisition of The Mahopac National Bank resulted in a core deposit intangible of $1.9 million, which is being amortized over a 10 year period, and goodwill of $2.5 million, which is being amortized over a 20 year period. The purchase of the Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., resulted in $3.92 million of goodwill, which is being amortized on a straight-line basis over 15 years.

Income Tax Expense
The provision for income taxes provides for Federal and New York State income taxes. The provision for the six months ended June 30, 2001, was $5.0 million, compared to $4.2 million in 2000. The increased provision is primarily due to increased levels of taxable income. The effective tax rate for the first half of 2001 was 34.1 percent, compared to 32.3 percent for the same period in 2000. The increased effective tax rate in the current year is primarily due to a reduced level of tax exempt investments in municipal securities.

FINANCIAL CONDITION

The Company's total assets were $1.3 billion as of June 30, 2001, representing an increase of $24.9 million over total assets reported as of December 31, 2000. Asset growth is primarily the result of an increased volume of loan originations. Total loans of $851 million at June 30, 2001 were up a modest $5.3 million from December 31, 2000; however, the balance in the current year is net of $33 million in residential mortgage loans that were securitized in March 2001, and are now carried as available-for-sale securities. Asset growth also included an increase in intangible assets from $9.9 million at December 31, 2000, to $13.6 million at June 30, 2001. The increase in intangible assets is primarily related to goodwill associated with the purchase of the Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., in January 2001.

Capital
Total shareholders' equity grew by approximately 7.3 percent during the first six months of 2001 to $123 million. The increase in shareholders' equity includes an increase of approximately $3.0 million related the purchase of the Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., which included the issuance of 151,156 shares of common stock. The increased equity resulting from the above acquisition was partially offset by 94,337 shares of common stock repurchased in the first half of 2001 under the Company's common stock repurchase plan, at a total cost of $2.7 million. Tangible book value per share increased from $14.36 at December 31, 2000, to $14.74 at June 30, 2001.

Cash dividends paid in the first six months of 2001 totaled approximately $4.0 million, representing 42.0 percent of year to date earnings. Per share cash dividends of $0.54 for the first six months of 2001 is unchanged from the first six months of 2000.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and its subsidiaries meet all capital adequacy requirements to which they are subject. The table below reflects the Company's capital position at June 30, 2001, compared to the regulatory capital requirements for "well capitalized" institutions.

REGULATORY CAPITAL ANALYSIS - June 30, 2001
-------------------------------------------------------------------------------------------------------
                                                         Actual            Well Capitalized Requirement
(Dollar amounts in thousands)                      Amount        Ratio        Amount          Ratio
-------------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets)           $119,969       13.1%        $91,681         10.0%
Tier I Capital (to risk weighted assets)          $109,700       12.0%        $55,009          6.0%
Tier I Capital (to average assets)                $109,700        8.4%        $65,452          5.0%
=======================================================================================================

As illustrated above, the Company's capital ratios on June 30, 2001 remain well above the minimum requirement for well capitalized institutions. As of June 30, 2001, the capital ratios for each of the Company's subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

Reserve for Loan and Lease Losses and Nonperforming Assets
Management reviews the adequacy of the reserve for loan and lease losses in a detailed and ongoing basis, giving consideration to various risk elements that may affect the inherent risk of loss in the current loan/lease portfolio. Based upon management's review, the current reserve of $10.3 million is believed adequate with respect to the inherent risk of loss in the loan and lease portfolios. Activity in the Company's reserve for loan/lease losses during the first six months of 2001 and 2000 is illustrated in the table below.

ANALYSIS OF THE RESERVE FOR LOAN/LEASE LOSSES  (In thousands)
------------------------------------------------------------------------------------------
                                                          June 30, 2001      June 30, 2000
------------------------------------------------------------------------------------------
Average Loans and Leases Outstanding Year to Date              $843,190           $773,012
------------------------------------------------------------------------------------------
Beginning Balance                                                 9,824              9,228
------------------------------------------------------------------------------------------
Provision for loan losses                                           505                514
     Loans charged off                                             (571)              (449)
     Loan recoveries                                                511                230
------------------------------------------------------------------------------------------
Net charge-offs                                                      60                219
------------------------------------------------------------------------------------------
Ending Balance                                                 $ 10,269           $  9,523
==========================================================================================

Recoveries for the current period included a recovery on a single loan in the amount of $320,000. Reserve coverage of nonperforming loans was 1.8x at June 30, 2001, compared to 4.17x at June 30, 2000.

The level of nonperforming assets at June 30, 2001 and 2000 is illustrated in the table below. Nonperforming assets of $5.8 million as of June 30, 2001, reflect an increase of $3.2 million from June 30, 2000. Despite the increase in the current period, the level of nonperforming assets at June 30, 2001, remains modest at 0.43 percent of total assets.

NONPERFORMING ASSETS (In thousands)
----------------------------------------------------------------------------------------
                                                        June 30, 2001      June 30, 2000
----------------------------------------------------------------------------------------
Nonaccrual loans                                               $4,572             $2,129
Loans past due 90 days and accruing                             1,145                153
Troubled debt restructuring not included above                      0                  0
----------------------------------------------------------------------------------------
     Total nonperforming loans                                  5,717              2,282
----------------------------------------------------------------------------------------
Other real estate, net of allowances                               63                282
----------------------------------------------------------------------------------------
     Total nonperforming assets                                $5,780             $2,564
----------------------------------------------------------------------------------------
Total nonperforming loans as a percent of total loans            0.68%              0.28%
Total nonperforming assets as a percentage of total assets       0.43%              0.20%
========================================================================================


Deposits and Other Liabilities
Total deposits were $1.0 billion on June 30, 2001, down approximately $6.9 million from December 31, 2000. Core deposits, which include demand deposits, savings and money market accounts, and non-brokered time deposits of less than $100,000 represent the primary funding source for the Company. As of June 30, 2001, core deposits of $877 million represented 72.8 percent of total liabilities. This compares to core deposits of $851 million, representing 71.6 percent of total liabilities at December 31, 2000.

The Company uses large time deposits, brokered-deposits, securities sold under repurchase agreements, Federal funds purchased, and other borrowings as additional funding sources. Time Deposits of $100,000 and over decreased from $183 million at December 31, 2000, to $141 million at June 30, 2001. At June 30, 2001, the Company also had $10 million of brokered-deposits in denominations under $100,000. The Company had no brokered-deposits at December 31, 2000. Total securities sold under repurchase agreements amounted to $79.4 million at June 30, 2001, compared to $72.2 million at December 31, 2000. Other borrowings, consisting of term borrowings from the Federal Home Loan Bank, increased from $67.3 million at December 31, 2000, to $81.9 million at June 30, 2001.

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

Cash and cash equivalents totaled $63.2 million as of June 30, 2001, down slightly from $65.4 million at December 31, 2000. Short term investments, consisting of securities due in one year or less and Federal funds sold, declined from $52.5 million on December 31, 2000, to $45.8 million on June 30, 2001. Securities pledged to secure certain large deposits and securities sold under repurchase agreements were 67.3 percent of total securities as of June 30, 2001, compared to 79 percent as of December 31, 2000. The lower proportion of pledged securities compared to total securities in the current period reflects the benefit of $33 million in residential mortgage loans that were securitized in June 2001, and are now carried as available-for-sale securities.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, negotiable certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At June 30, 2001, the unused borrowing capacity on established lines with the FHLB was $128.3 million. As members of the FHLB, the Company's subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At June 30, 2001, total real estate loans of the Company were $507.2 million, the majority of which are available as collateral purposes for FHLB borrowings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

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

The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of June 30, 2001.


Condensed Static Gap - June 30, 2001
                                                                  Repricing Interval                     Cumulative
(In thousands)                                    Total       0-3 months    3-6 months    6-12 months    12 months
-------------------------------------------------------------------------------------------------------------------
Interest-earning assets                        $1,214,663      $341,682      $68,581       $124,478       $534,741
Interest-bearing liabilities                      973,245       445,303       77,776         94,065        617,144
-------------------------------------------------------------------------------------------------------------------
Net gap position                                               (103,621)      (9,195)        30,413        (82,403)
-------------------------------------------------------------------------------------------------------------------
Net gap position as a percentage of total assets                  (7.86%)      (0.70%)         2.31%         (6.25%)
===================================================================================================================

The Company's June 30, 2001, one-year cumulative rate sensitivity gap was a negative 6.25 percent of total assets, indicating a liability sensitive position. The analysis suggests earnings would benefit from a declining interest rate environment, and would be vulnerable to a rising interest rate environment. Consistent with the above analysis, as interest rates declined during the first half of 2001, the Company's net interest margin improved in comparison to the last two quarters of 2000.

Based upon the Company's simulation analysis, management estimates that a 200 basis point rise in interest rates would result in a 2.3 percent decline in net interest income over a one year period, and a 2.8 percent decline over a two year period, assuming no management action to reposition the balance sheet as a result of a changing rate environment. Management believes the current interest rate risk exposure is not material given the Company's current level of earnings and capital.


                                                       TOMPKINS TRUSTCO, INC.
                                    Average Consolidated Balance Sheet and Net Interest Analysis

----------------------------------------------------------------------------------------------------------------------------------
                                                  Quarter Ended              YTD Period Ended             YTD Period Ended
                                                      Jun-01                      Jun-01                       Jun-00
----------------------------------------------------------------------------------------------------------------------------------
                                            Average                      Average                      Average
                                            Balance            Average   Balance            Average   Balance             Average
(Dollar amounts in thousands)                (QTD)   Interest Yield/Rate  (YTD)   Interest Yield/Rate  (YTD)   Interest Yield/Rate
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
------
Interest-earning assets
     Interest bearing deposits due
         from banks                       $      467 $     1     0.86% $      432 $     2     1.86% $        0 $     0       NA
     Securities (1)
         U.S. Government Securities          277,545   4,535     6.55%    259,875   8,547     6.63%    242,469   7,909     6.56%
         State and municipal (2)              68,736   1,291     7.53%     69,425   2,609     7.58%     80,852   2,986     7.43%
         Other Securities (2)                 20,250     312     6.18%     19,351     631     6.58%     12,391     496     8.05%
                                          ----------------------------------------------------------------------------------------
         Total securities                    366,531   6,138     6.72%    348,651  11,787     6.82%    335,712  11,391     6.82%
     Federal Funds Sold                       11,442     133     4.66%     12,466     328     5.31%     13,395     382     5.73%
     Loans, net of unearned income (3)
          Real Estate                        500,694  10,281     8.24%    509,316  20,911     8.28%    469,015  19,107     8.19%
          Commercial Loans (2)               208,305   4,622     8.90%    205,392   9,374     9.20%    178,488   8,724     9.83%
          Consumer Loans                     110,379   2,785    10.12%    110,030   5,541    10.16%    108,272   5,262     9.77%
          Direct Lease Financing              18,898     372     7.90%     18,452     742     8.11%     17,237     677     7.90%
                                          ----------------------------------------------------------------------------------------
          Total loans, net of unearned
            income                           838,276  18,060     8.64%    843,190  36,568     8.75%    773,012  33,770     8.79%
                                          ----------------------------------------------------------------------------------------
          Total interest-earning assets    1,216,716  24,332     8.02%  1,204,739  48,685     8.15%  1,122,119  45,543     8.18%
                                          ----------------------------------------------------------------------------------------

Other assets                                 109,071                      109,290                       83,151

                                          ----------                   ----------                   ----------
          Total assets                    $1,325,787                   $1,314,029                   $1,205,270
                                          ----------                   ----------                   ----------

----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------
Deposits
     Interest-bearing deposits
          Interest bearing checking,
            savings, & money market          417,584   2,058     1.98%    414,099   4,273     2.08%    415,323   5,091     2.47%
          Time Dep > $100,000                186,073   2,311     4.98%    187,377   5,060     5.45%    159,777   4,601     5.79%
          Time Dep < $100,000                235,555   3,220     5.48%    236,287   6,606     5.64%    220,168   5,663     5.17%
          Brokered Time Dep < $100,000         5,824      68     4.68%      2,928      68     4.68%          0       0       NA
                                          ----------------------------------------------------------------------------------------
          Total interest-bearing deposits    845,036   7,657     3.63%    840,691  16,007     3.84%    795,268  15,355     3.88%

Federal funds purchased & securities
     sold under agreements to repurchase      61,661     765     4.98%     64,414   1,672     5.23%     69,098   1,927     5.61%
Other borrowings                              80,803   1,158     5.75%     75,829   2,209     5.87%     44,165   1,250     5.69%
                                          ----------------------------------------------------------------------------------------
     Total interest-bearing liabilities      987,500   9,580     3.89%    980,934  19,888     4.09%    908,531  18,532     4.10%

Noninterest bearing deposits                 199,619                      196,307                      180,264
Accrued expenses and other liabilities        14,929                       15,317                       12,305
                                          ----------                   ----------                   ----------
     Total liabilities                     1,202,048                    1,192,558                    1,101,100

Minority Interest                              1,529                        1,517                        6,369

Shareholders' equity                         122,210                      119,954                       97,801
                                          ----------                   ----------                   ----------
     Total liabilities and shareholders'
        equity                            $1,325,787                   $1,314,029                   $1,205,270
                                          ----------                   ----------                   ----------
Interest rate spread                                             4.13%                        4.06%                        4.08%
                                                     ----------------             ----------------             ----------------
     Net interest income/margin on
        earning assets                               $14,752     4.86%            $28,797     4.82%            $27,011     4.84%
----------------------------------------------------------------------------------------------------------------------------------

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

                           PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote by Security Holders
------------------------------------------------------------

The Annual Meeting of stockholders of the Company was held on May 15, 2001 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, as amended.

The election of five directors for three year terms and one director for a two year term were approved at the Annual Meeting. Directors James J. Byrnes, Reeder
D. Gates, Bonnie H. Howell, Michael H. Spain and William D. Spain, Jr. were each elected to terms of three years which expire in the year 2004 and Director James
R. Hardie was elected to a two year term expiring in the year 2003. John E. Alexander, James W. Fulmer, William W. Griswold, Edward C. Hooks, Hunter R. Rawlings, III, Thomas R. Salm and Craig Yunker will continue as Directors.

In addition to the election of directors, the Company's 2001 Stock Option Plan (the "Plan") was approved and 350,000 shares have been reserved for issuance under the Plan. Voting with respect to the Plan was as follows: 5,781,178 in favor, 235,122 opposed, 120,845 abstained, and 1,296,739 did not vote.


ITEM 5.  Other Information
--------------------------

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibits
                  None


(b)      Reports on form 8-K
                  None

         SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 10, 2001

TOMPKINS TRUSTCO, INC.


By: /s/ JAMES J. BYRNES
    -------------------------------
    James J. Byrnes
    Chairman of the Board,
    Chief Executive Officer



By: /s/ FRANCIS M. FETSKO
    -------------------------------
    Francis M. Fetsko
    Senior Vice President and
    Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------



EXHIBIT NUMBER        DESCRIPTION       PAGES
---------------------------------------------