Form 10-Q
period 2001-09-30
TOMPKINS TRUSTCO INC
filed 2001-11-13
CIK 1005817

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

               Class                        Outstanding as of  November 2, 2001
    ----------------------------            -----------------------------------
    Common Stock, $.10 par value                     7,402,221 shares

                             TOMPKINS TRUSTCO, INC.

                                    FORM 10-Q

                                      INDEX



PART I -FINANCIAL INFORMATION
                               PAGE
                               ----
    Item 1 -Financial Statements (Unaudited)
             Condensed Consolidated Statements of Condition as of
             September 30, 2001 and December 31, 2000                          3

             Condensed Consolidated Statements of  Income for
             the three months and nine months ended September 30, 2001
             and 2000                                                          4

             Condensed Consolidated Statements of Cash Flows for the
             nine months ended September 30, 2001 and 2000                     5

             Condensed Consolidated Statements of Changes in Shareholders'
             Equity for the nine months ended September 30, 2001 and 2000      6

             Notes to Unaudited Condensed Consolidated Financial Statements 7-11

    Item 2 -Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    12-17

    Item 3 -Quantitative and Qualitative Disclosures about Market Risk        18

             Average Consolidated Balance Sheet and Net Interest Analysis     19

PART II - OTHER INFORMATION
    Item 1 - Legal Proceedings                                                20
    Item 2 - Changes in Securities and Use of Proceeds                        20
    Item 3 - Defaults on Senior Securities                                    20
    Item 4 - Submission of Matters to a Vote of Securities Holders            20
    Item 5 - Other Information                                                20
    Item 6 - Exhibits and Reports on Form 8-K                                 20



SIGNATURES                                                                    21

EXHIBIT INDEX                                                                 22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------


         CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share data)                                                         (Unaudited)
                                                                                             As of              As of
ASSETS                                                                                     09/30/2001        12/31/2000
                                                                                        -----------------   --------------
Cash & noninterest bearing balances
    due from banks                                                                          $    46,351      $    45,939

Interest bearing balances due from banks                                                            112                0
Federal funds sold                                                                                3,925           19,425
Available-for-sale securities, at fair value                                                    358,485          304,358
Held-to-maturity securities, fair value of $22,753 at
    September 30, 2001 and $26,147 at December 31, 2000                                          22,445           25,863
Loans/leases net of unearned income                                                             864,310          845,758
Less:  Reserve for loan/lease losses                                                             10,420            9,824
------------------------------------------------------------------------------------------------------------------------
                                                                       Net Loans/Leases         853,890          835,934

Bank premises and equipment, net                                                                 24,339           23,861
Corporate owned life insurance                                                                   20,189           18,581
Intangible assets                                                                                14,003            9,858
Accrued interest and other assets                                                                20,668           21,075
------------------------------------------------------------------------------------------------------------------------
                                                                           Total Assets     $ 1,364,407      $ 1,304,894
========================================================================================================================

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARIES AND SHAREHOLDERS' EQUITY
Deposits:
     Interest bearing:
          Checking, savings and money market                                                    441,734          406,081
          Time                                                                                  379,400          420,255
     Noninterest bearing                                                                        224,470          208,565
------------------------------------------------------------------------------------------------------------------------
                                                                         Total Deposits       1,045,604        1,034,901

Securities sold under agreements to repurchase and
     Federal funds purchased                                                                     92,738           72,231
Other borrowings                                                                                 71,778           67,257
Other liabilities                                                                                22,339           14,020
------------------------------------------------------------------------------------------------------------------------
                                                                      Total Liabilities     $ 1,232,459      $ 1,188,409
------------------------------------------------------------------------------------------------------------------------

Minority interest in consolidated subsidiaries                                                    1,526            1,490

Shareholders' equity:
     Common Stock - par value $.10 per share, authorized 15,000,000 shares
          Issued: 7,429,350 at September 30, 2001; and 7,344,813 at December 31, 2000               743              734
     Surplus                                                                                     44,955           44,182
     Undivided profits                                                                           79,632           70,894
     Accumulated other comprehensive income (loss)                                                5,662               (9)
     Treasury stock, at cost - 24,529 shares at September 30, 2001,
          and 24,886 shares at December 31, 2000                                                   (466)            (473)
     Unallocated ISOP/ESOP:  15,285 shares at September 30, 2001,
         32,261 shares at December 31, 2000                                                        (104)            (333)
------------------------------------------------------------------------------------------------------------------------
                                                             Total Shareholders' Equity     $   130,422      $   114,995
------------------------------------------------------------------------------------------------------------------------
                      Total Liabilities, Minority Interest in Consolidated Subsidiaries
                                                               and Shareholders' Equity     $ 1,364,407      $ 1,304,894
========================================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)


                                                                       Three months ended          Nine months ended
                                                                    09/30/2001    09/30/2000    09/30/2001    09/30/2000
                                                                 -------------  ------------  ------------  ------------
INTEREST AND DIVIDEND INCOME
Loans                                                                  $17,807       $18,110       $54,322       $51,850
Federal funds sold                                                          75           170           403           552
Available-for-sale securities                                            5,304         4,969        15,497        14,451
Held-to-maturity securities                                                278           350           908         1,136
------------------------------------------------------------------------------------------------------------------------
                              Total Interest and Dividend Income        23,464        23,599        71,130        67,989
------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits:
     Time certificates of deposits of $100,000 or more                   1,597         2,732         6,657         7,333
     Other deposits                                                      5,072         5,583        16,020        16,336
Federal funds purchased and securities sold under
    agreements to repurchase                                               899         1,098         2,571         3,025
Other borrowings                                                         1,102         1,277         3,310         2,527
------------------------------------------------------------------------------------------------------------------------
                                          Total Interest Expense         8,670        10,690        28,558        29,221
------------------------------------------------------------------------------------------------------------------------
                                             Net Interest Income        14,794        12,909        42,572        38,768
------------------------------------------------------------------------------------------------------------------------
                          Less:  Provision for loan/lease losses           401           301           906           815
------------------------------------------------------------------------------------------------------------------------
       Net Interest Income After Provision for Loan/Lease Losses        14,393        12,608        41,666        37,953
------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Trust and investment services income                                     1,097         1,054         3,413         3,404
Service charges on deposit accounts                                      1,158           922         3,456         2,674
Insurance commissions and fees                                           1,205             0         3,234             0
Other service charges                                                      988           928         3,090         2,830
Increase in cash surrender value of corporate owned life                   272           271           786           668
insurance
Other income                                                               599           343         1,185           734
Net realized gain on available-for-sale securities                          60           225            66           414
------------------------------------------------------------------------------------------------------------------------
                                        Total Noninterest Income         5,379         3,743        15,230        10,724
------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salary and wages                                                         5,148         4,345        15,028        12,914
Pension and other employee benefits                                      1,289           994         3,760         3,057
Net occupancy expense of bank premises                                     673           579         2,071         1,800
Furniture and fixture expense                                              744           628         2,251         1,905
Amortization of intangible assets                                          414           278         1,259           775
Other operating expense                                                  3,281         2,709         9,688         8,302
------------------------------------------------------------------------------------------------------------------------
                                      Total Noninterest Expenses        11,549         9,533        34,057        28,753
------------------------------------------------------------------------------------------------------------------------
                   Income Before Income Tax Expense and Minority
                           Interest in Consolidated Subsidiaries         8,223         6,818        22,839        19,924
------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                              34           174           100           534
                                              Income Tax Expense         2,924         2,072         7,908         6,304
------------------------------------------------------------------------------------------------------------------------
                                                      Net Income       $ 5,265       $ 4,572       $14,831       $13,086
========================================================================================================================
Basic Earnings Per Share                                               $  0.71       $  0.64       $  2.00       $  1.86
Diluted Earnings Per Share                                             $  0.70       $  0.64       $  1.98       $  1.85
========================================================================================================================


See accompanying notes to unaudited condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)


                                                                                        Nine months ended
                                                                                     9/30/2001       9/30/2000
                                                                                  -------------   ------------
OPERATING ACTIVITIES
Net income                                                                            $  14,831      $  13,086
Adjustments to reconcile net income to net cash
     provided by operating activities:
Provision for loan/lease losses                                                             906            815
Depreciation and amortization premises, equipment, and software                           2,110          1,813
Amortization of intangible assets                                                         1,259            775
Earnings from corporate owned life insurance, net                                          (624)          (668)
Net amortization on securities                                                              185             94
Net realized gain on available-for-sale securities                                          (66)          (415)
Net gain on sale of loans                                                                  (244)           (25)
Proceeds from sale of loans                                                              18,227          3,989
Net (gain) loss on sales of bank premises and equipment                                     (43)             7
Issuance of treasury stock                                                                   10             31
ISOP/ESOP shares released for allocation                                                    584              0
(Increase) decrease in accrued interest receivable                                        1,238           (473)
(Decrease) increase in accrued interest payable                                          (1,548)           587
Other, net                                                                                3,841         (2,482)
--------------------------------------------------------------------------------------------------------------
                                        Net Cash Provided by Operating Activities        40,666         17,134
--------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities                               157,482         28,776
Proceeds from sales of available-for-sale securities                                      1,497          6,935
Proceeds from maturities of held-to maturity securities                                   7,973         12,138
Purchases of available-for-sale securities                                             (162,431)       (40,667)
Purchases of held-to-maturity securities                                                 (4,569)        (8,186)
Net increase in loans                                                                   (78,285)       (71,660)
Proceeds from sale of bank premises and equipment                                            53             33
Purchases of bank premises and equipment                                                 (2,149)        (4,713)
Purchase of corporate owned life insurance                                                 (885)        (4,445)
Net cash used in acquisitions                                                            (1,004)             0
--------------------------------------------------------------------------------------------------------------
                                            Net Cash Used in Investing Activities       (82,318)       (81,789)
--------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase in demand, money market,
  and savings deposits                                                                   51,558         20,383
Net increase (decrease) in time deposits                                                (40,855)        11,806
Net increase in securities sold under agreements
   to repurchase and Federal funds purchased                                             20,507         18,429
Net increase in other borrowings                                                          4,193         25,422
Cash dividends                                                                           (6,093)        (5,796)
Common stock repurchased and returned to unissued status                                 (3,256)        (3,442)
Cash paid in lieu of fractional shares Letchworth common shares                               0             (9)
Net proceeds from exercise of stock options and related tax benefit                         622             98
--------------------------------------------------------------------------------------------------------------
                                        Net Cash Provided by Financing Activities        26,676         66,891
--------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                    (14,976)         2,236
Cash and Cash Equivalents at beginning of Period                                         65,364         54,788
Total Cash & Cash Equivalents at End of Period                                        $  50,388      $  57,024
==============================================================================================================

Supplemental Information:
     Cash paid during the year for:
          Interest                                                                       30,107         28,634
          Taxes                                                                           2,707          5,858
     Noncash investing activities:
          Fair value of noncash assets acquired in purchase acquisition                   1,504         60,034
          Fair value of liabilities acquired in purchase acquisition                      1,449         55,469
          Shares issued for acquisitions                                                  3,058          8,176
          Securitization of loans                                                        41,440              0


See accompanying notes to unaudited condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (In thousands, except share data) (Unaudited)


                                                                                  Accumulated
                                                                                     Other
                                                Common                Undivided   Comprehensive  Treasury  Unallocated
                                                 Stock     Surplus     Profits    Income (Loss)   Stock     ISOP/ESOP    Total
===============================================================================================================================
Balances at
January 1, 2000                               $     710   $  40,548   $  61,078   ($  4,745)  ($    525)  ($    442)  $  96,624
-------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
     Net Income                                                          13,086                                          13,086
    Other Comprehensive Income                                                        1,845                               1,845
                                                                                                                      ---------
             Total Comprehensive Income                                                                                  14,931
                                                                                                                      =========
Cash dividends ($0.81/share)*                                            (5,796)                                         (5,796)
Cash paid in lieu of fractional Letchworth
     common shares                                               (9)                                                         (9)
Exercise of stock options, and related
     tax benefit (7,397 shares, net)                  1          97                                                          98
Common stock repurchased and
     returned to unissued status (134,841)          (13)     (3,429)                                                     (3,442)
Treasury stock issued (1,201 shares)                              9                                  22                      31
Stock issued for purchase acquisition
  of minority interest in The Mahopac
  National Bank (415,000 shares)                     41       8,135                                                       8,176
-------------------------------------------------------------------------------------------------------------------------------
Balances at
September 30, 2000                            $     739   $  45,351   $  68,368   ($  2,900)  ($    503)  ($    442)  $ 110,613
-------------------------------------------------------------------------------------------------------------------------------


===============================================================================================================================
Balances at
January 1, 2001                               $     734   $  44,182   $  70,894   ($      9)  ($    473)  ($    333)  $ 114,995
-------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
     Net Income                                                          14,831                                          14,831
    Other Comprehensive Income                                                        5,671                               5,671
                                                                                                                      ---------
             Total Comprehensive Income                                                                                  20,502
                                                                                                                      =========
Cash dividends ($0.82/share)                                             (6,093)                                         (6,093)
Exercise of stock options and
    related tax benefit (43,755 shares, net)          5         617                                                         622
Common stock repurchased and
   returned to unissued status (110,937)            (11)     (3,245)                                                     (3,256)
Treasury stock issued (357 shares)                                3                                   7                      10
Stock issued for purchase acquisitions
  (151,719 shares)                                   15       3,043                                                       3,058
ESOP shares committed to be released
     for allocation (16,976 shares)                             355                                             229         584
-------------------------------------------------------------------------------------------------------------------------------
Balances at
September 30, 2001                            $     743   $  44,955   $  79,632   $   5,662   ($    466)  ($    104)  $ 130,422
===============================================================================================================================


See accompanying notes to unaudited condensed consolidated financial statements.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Business

Tompkins Trustco, Inc. ("Tompkins" or "the Company") is a financial services holding company, organized under the laws of New York State, and is the parent company of Tompkins Trust Company (the "Trust Company"), The Bank of Castile, The Mahopac National Bank, and Tompkins Insurance Agencies, Inc. The consolidated financial information included herein combines the results of operations, the assets, liabilities, and shareholders' equity of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

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

Letchworth was the holding company for The Bank of Castile, Castile, New York, and The Mahopac National Bank, Mahopac, New York. The Bank of Castile will continue to operate its community banking business as a wholly-owned subsidiary of Tompkins. The Bank of Castile conducts its operations through its main office located in Castile, New York, and at its eleven branch offices in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. In 1999, The Bank of Castile opened its first branch office in Monroe County. Immediately following the Letchworth merger, Tompkins owned 70.17 percent of The Mahopac National Bank outstanding common stock. As noted below, Tompkins subsequently purchased the additional remaining shares of The Mahopac National Bank, and currently owns all of The Mahopac National Bank outstanding common stock. The Mahopac National Bank is located in Putnam County, New York, and operates four bank branches in that county. The Mahopac National Bank recently opened a branch office in Hopewell Junction, located in Dutchess County.

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

Effective September 1, 2000, and early in 2001, Tompkins completed the purchase of the minority interest in The Mahopac National Bank, primarily in a stock-for-stock transaction accounted for as a purchase. Prior to September 1, 2000, the approximately 30 percent interest in The Mahopac National Bank, which was not owned by Tompkins, was shown as a minority interest in consolidated subsidiaries on the consolidated statements of condition. Subsequent to September 1, 2000, effectively all of the net income of The Mahopac National Bank is included in Tompkins' consolidated net income. The approximately 30 percent acquisition of The Mahopac National Bank resulted in a core deposit intangible of $1.9 million, which is being amortized over a 10 year period, and goodwill of approximately $3.2 million, which is being amortized over a 20 year period.

The table below presents the pro forma combined results of operations of Tompkins and The Mahopac National Bank, as if Mahopac had been 100 percent owned for the period presented.


                                                     Three months ended    Nine months ended
(In thousands, except per share)                     September 30, 2000   September 30, 2000
============================================================================================
Net interest income:
--------------------------------------------------------------------------------------------
  As reported                                                $12,909                $38,768
  Pro forma combined                                         $12,909                $38,768
Net income:
--------------------------------------------------------------------------------------------
  As reported                                                $ 4,572                 13,086
  Pro forma combined                                         $ 4,681                 13,392
Basic earnings per share:
-------------------------------------------------------------------------------------------
  As reported                                                $  0.64                $  1.86
  Pro forma combined                                         $  0.64                $  1.81
Diluted earnings per share:
-------------------------------------------------------------------------------------------
  As reported                                                $  0.64                $  1.85
  Pro forma combined                                         $  0.63                $  1.80
============================================================================================

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



Tompkins Insurance Agencies, Inc.

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

4.       Earnings Per Share

A computation of Basic Earnings Per Share ("EPS") and Diluted EPS for the three month periods ending September 30, 2001 and 2000, is presented in the table below.


---------------------------------------------------------------------------------------------------------------------------
                                                                                                 Weighted          Per
Three months ended September 30, 2001                                       Net Income        Average Shares       Share
(In thousands except share and per share data)                              (Numerator)        (Denominator)       Amount
---------------------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                                   $   5,265          7,399,600          $   0.71

Effect of dilutive securities (Stock options)                                                  116,030

Diluted EPS
Income available to common shareholders plus assumed conversions          $   5,265          7,515,630          $   0.70
---------------------------------------------------------------------------------------------------------------------------

The effect of dilutive securities calculation for 2001 excludes weighted average options of 44,250 because the exercise price of the options was greater than the average market value during the period.


---------------------------------------------------------------------------------------------------------------------------
                                                                                                 Weighted          Per
Three months ended September 30, 2000                                       Net Income       Average Shares        Share
(In thousands except share and per share data)                              (Numerator)       (Denominator)        Amount
---------------------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                                   $   4,572          7,093,592          $   0.64

Effect of dilutive securities (Stock options)                                                   50,723

Diluted EPS
Income available to common shareholders plus assumed conversions          $   4,572          7,144,315          $   0.64
---------------------------------------------------------------------------------------------------------------------------

The effect of dilutive securities calculation for 2000 excludes weighted average options of 32,035 because the exercise price of the options was greater than the average market value during the period.


A computation of Basic EPS and Diluted EPS for the nine month periods ending September 30, 2001 and 2000, is presented in the table below.


---------------------------------------------------------------------------------------------------------------------------
                                                                                              Weighted          Per
Nine months ended September 30, 2001                                        Net Income     Average Shares       Share
(In thousands except share and per share data)                              (Numerator)     (Denominator)       Amount
---------------------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                                   $  14,831          7,400,016          $   2.00

Effect of dilutive securities (Stock options)                                                  100,761

Diluted EPS
Income Available to common shareholders plus assumed conversions          $  14,831          7,500,777          $   1.98
---------------------------------------------------------------------------------------------------------------------------

The effect of dilutive securities calculation for 2001 excludes weighted average options of 14,912 because the exercise price of the options was greater than the average market value during the period.


---------------------------------------------------------------------------------------------------------------------------
                                                                                             Weighted
Nine months ended September 30, 2000                                     Net Income       Average Shares
(In thousands except share and per share data)                           (Numerator)       (Denominator)   Per Share Amount
---------------------------------------------------------------------------------------------------------------------------
Basic EPS
Income Available to common shareholders                                   $  13,086          7,034,339          $   1.86

Effect of dilutive securities (Stock options)                                                   51,274

Diluted EPS
Income Available to common shareholders plus assumed conversions          $  13,086          7,085,613          $   1.85
---------------------------------------------------------------------------------------------------------------------------

The effect of dilutive securities calculation for 2000 excludes weighted average options of 14,188 because the exercise price of the options was greater than the average market value during the period.


5.       Comprehensive Income (Loss)


                                                                       Three months ended            Nine months ended
                                                                   09/30/2001     09/30/2000     09/30/2001     09/30/2000
--------------------------------------------------------------------------------------------------------------------------
Net Income                                                           $  5,265       $  4,572       $ 14,831       $ 13,086
--------------------------------------------------------------------------------------------------------------------------

Net unrealized holding gains during the period                          4,204          2,776          5,711          2,093
                      Memo: Pre-tax unrealized net holding gain         7,007          4,627          9,518          3,488

Reclassification adjustment for net realized gain on
     available-for-sale securities                                        (36)          (135)           (40)          (248)
                                        Memo: Pretax Adjustment           (60)          (225)           (66)          (414)
--------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income                                              4,168          2,641          5,671          1,845

--------------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                           $  9,433       $  7,213       $ 20,502       $ 14,931
--------------------------------------------------------------------------------------------------------------------------


6.       Recent Accounting Pronouncements


ACCOUNTING FOR BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS:
In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment at least annually.

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

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $9.5 million, which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $158,000 for the three and $460,000 for the nine months ended September 30, 2001. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS: In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company does not believe that there will be a material impact on the Company's financial condition or results of operations upon adoption of SFAS No. 144.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: The Company adopted the provisions of Financial Accounting Standards Board (FASB) SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those assets at fair value. Changes in fair value of the derivative financial instruments are reported as either net income or as a component of comprehensive income, depending on whether or not it qualifies for hedge accounting. Consequently, for those entities using derivative instruments, there may be increased volatility in net income and shareholders' equity as a result of accounting for derivatives in accordance with SFAS No. 133.

Special hedge accounting treatment is permitted only if specific criteria are met, including a requirement that the hedging relationship be highly effective both at inception and on an ongoing basis. Results of effective hedges are recognized in current earnings for fair value hedges, and in other comprehensive income for cash flow hedges. Ineffective portions of hedges are recognized immediately in earnings and are not deferred. The adoption of SFAS No. 133 by the Company on January 1, 2001, did not have a material effect on the Company's consolidated financial statements. The Company does not currently use derivative financial instruments to manage interest rate risk.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

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

RESULTS OF OPERATIONS

Cash earnings for the third quarter of 2001 were $5.6 million, an increase of
17.1 percent over cash earnings of $4.8 million in 2000. Management believes that cash earnings, which excludes amortization of intangible assets (net of applicable tax benefit), is more reflective of the Company's core operating performance. Net income reported in accordance with Generally Accepted Accounting Principles (GAAP) was $5.3 million for the three months ended September 30, 2001, an increase of 15.2 percent over the same period in 2000. Cash earnings for the nine months ended September 30, 2001 were $15.7 million, an increase of 15.8 percent over cash earnings of $13.6 million in 2000.

Diluted cash earnings per share were $0.74 for the third quarter of 2001, an increase of 10.4 percent over the same period in 2000. Diluted earnings per share reported in accordance with GAAP were $0.70 for third quarter of 2001, compared to $0.64 for the same period in 2000. For the year to date 2001, diluted cash earnings per share of $2.10 were up 9.4% over the same nine month period in 2000. On a GAAP basis, diluted earnings per share were $1.98, for the first nine months of 2001, compared to $1.85 for the same period in 2000.

The Company's key performance ratios remain strong. Return on average assets
(ROAA) for the first nine months of 2001 was 1.49 percent, up from 1.43 percent for the same period in 2000. On a cash basis, ROAA was 1.59 percent for the year to date 2001, compared to 1.48 percent for the same period in 2000. Return on average shareholders' equity (ROAE) for the first nine months of 2001 was 16.31 percent, compared to 17.59 percent for the same period in 2000. On a cash basis, ROAE was 17.18 percent for the nine months ended September 30, 2001, compared to
18.18 percent for the same period in 2000.

The decline in ROAE in the current period is primarily due to increased average equity in 2001, which includes approximately $8.2 million related to the September 2000 acquisition of the approximately 30 percent minority interest in The Mahopac National Bank, and approximately $3.0 million related to the acquisition of Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc. Additionally, unrealized gains on available-for-sale securities have added $7.3 million to average equity in the current period, when compared to the same nine month period last year. The increased equity resulting from the acquisitions and unrealized gains on securities has been partially offset by common stock repurchased under the Company's common stock repurchase plan (the "Plan"), which was approved by the board of directors on August 15, 2000. The Plan authorizes the repurchase of up to 400,000 shares over a two year period. As of September 30, 2001, 241,161 shares had been repurchased at a total cost of $6.7 million.

Net Interest Income
As shown in the attached Average Consolidated Balance Sheet and Net Interest Analysis, the Company earned tax-equivalent net interest income of $44.1 million for the nine months ended September 30, 2001, an increase of 8.9 percent from the prior year. Net interest income benefited from growth in earning assets and an improved net interest margin. The net interest margin was 4.85 percent in the current year to date period, compared to 4.75 percent in the same period prior year.

Average earning assets were $1.2 billion for the nine month period ended September 30, 2001, compared to $1.1 billion for the same period in 2000. Growth in average earning assets over the past 12 months was centered in the loan portfolio which grew by 7.7 percent to $846.9 million, including a $29.7 million increase in average real estate loans and $26.7 million in average commercial loans. The growth in average real estate loans was net of $41.4 million in residential mortgage loans that were securitized in 2001, and are now carried as available-for-sale securities. Asset growth was funded with a combination of core deposits (total deposits less time deposits greater than $100,000 and brokered deposits); and various non-core funding sources. Over the 12 month period ended September 30, 2001, average core deposits were up $42.0 million, average non-core deposits were up $16.7 million, average Federal funds purchased and securities sold under repurchase agreements were up $2.8 million, and average other borrowings were up $19.8 million.

For the third quarter of 2001, tax-equivalent net interest income was $15.3 million, with a net interest margin of 4.91 percent. This compares to tax-equivalent net interest income of $13.5 million and a net interest margin of
4.59 percent for the third quarter of 2000.

Provision for Loan/Lease Losses
The provision for loan/lease losses represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses at an adequate level. The provision for loan/lease losses of $906,000 for the first nine months of 2001, is up slightly from $815,000 for the same period in 2000. Net charge-offs were $310,000 for the first nine month of 2001, compared to $462,000 in 2000. Net charge-offs in 2001 benefited from a $320,000 recovery in the first quarter. The reserve for loan/lease losses as a percentage of period end loans was 1.21 percent at September 30, 2001, and 1.16 percent at December 31, 2000.

Noninterest Income
Management continues to emphasize noninterest income as an important component of the Company's future revenue. Noninterest income for the first nine months of 2001, represented 25.7 percent of total revenue (tax equivalent net interest income, plus noninterest income), up from 20.9 percent for the same period in 2000.

Noninterest income for the nine months ended September 30, 2001, was $15.2 million, an increase of 42.0 percent over the same period in 2000. The increase in 2001 included $3.2 million of insurance commissions and fees related to Tompkins Insurance, which became an active subsidiary of the Company effective January 1, 2001. Even without the revenue from Tompkins Insurance, the Company's noninterest income remained strong, increasing by 11.9 percent over the first nine months of 2000. For the third quarter, noninterest income of $5.4 million was up from $3.7 million in the third quarter of 2000.

Income from trust and investment services remains the largest source of noninterest income. The Tompkins Investment Services Division of Tompkins Trust Company generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing employee benefits plans. Trends for new business in trust and investments services remain positive, although the general downward trend in national stock markets during the first nine months of 2001 caused earnings to be flat. Trust and investments services income was $3.4 million in the first nine months of 2001, relatively unchanged from the same period in 2000. The market value of assets managed by, or in custody of, Tompkins Investment Services was approximately $1.1 billion at September 30, 2001, also relatively unchanged from the prior year.

Service charges on deposit accounts were $3.5 million for the first nine months of 2001, an increase of $782,000 over the same period in 2000. The growth in service charges reflects an increased volume of transaction accounts. Growth has been particularly strong at the Company's newest offices, the Chili Office of The Bank of Castile, and the Brewster Office of The Mahopac National Bank; however, the Company has seen growth in transaction account balances in most of its offices.

Income from card services, included in other service charges on the consolidated statements of income, continues to be an important source of revenue. Card services products include traditional credit cards, purchasing cards, debit cards, and merchant card processing. Income associated with card services was $1.7 for the nine months ended September 30, 2001, an increase of 5.0 percent from the same period of 2000.

Noninterest income for the first nine months of 2001 includes $786,000 relating to increases in the cash surrender value of corporate owned life insurance
(COLI). This compares to $668,000 for the same period in 2000. The corporate owned life insurance relates to life insurance and other benefits provided to certain senior officers of the Company and its subsidiaries. The Company's average investment in COLI was $19.2 million for the nine month period ended September 30, 2001, compared to $15.7 million for the same period in 2000. Increases in the cash surrender value of insurance are reflected as noninterest income, and the related mortality expense is recognized as an noninterest operating expense.

Noninterest Expenses
Total noninterest expenses were $34.1 million for the first nine months of 2001, compared to $28.8 million for the same period in 2000. The 18.4 percent increase in 2001, includes operating expenses related to Tompkins Insurance, and amortization of intangible assets related to the acquisition of the minority interest in The Mahopac National Bank in September 2000 and the acquisition of Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc. in January 2001. If these expenses are excluded from 2001 totals for comparison, growth in noninterest expenses would be 9.0 percent. For the quarter ended September 30, 2001, noninterest expense was $11.5 million, up from $9.5 million for the third quarter of 2000.

Personnel-related expenses comprise the largest segment of noninterest expense, representing 55.2 percent of operating expense in the first nine months of 2001. The $18.8 million of personnel-related expenses for the first nine months of 2001 reflect an increase of $2.8 million over 2000, including $1.6 million related to Tompkins Insurance.

Expense for premises, furniture, and fixtures increased from $3.7 million for the period ended September 30, 2000, to $4.3 million for the period ended September 30, 2001. The increase includes $312,000 related to Tompkins Insurance.

Amortization expense increased from $775,000 in the first nine months of 2000, to $1.3 million in the first nine months of 2001. The increase reflects the additional intangible assets that resulted from the purchase of the approximately 30 percent minority interest of The Mahopac National Bank in September 2000, and the purchase of the Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., in January 2001. The approximately 30 percent acquisition of The Mahopac National Bank resulted in a core deposit intangible of $1.9 million, which is being amortized over a 10 year period, and goodwill of $3.2 million, which is being amortized over a 20 year period. The purchase of the Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., resulted in $3.92 million of goodwill, which is being amortized on a straight-line basis over 15 years.

Income Tax Expense
The provision for income taxes provides for Federal and New York State income taxes. The provision for the nine months ended September 30, 2001, was $7.9 million, compared to $6.3 million in 2000. The increased provision is primarily due to increased levels of taxable income. The effective tax rate for the first nine months of 2001 was 34.6 percent, compared to 31.6 percent for the same period in 2000. The increased effective tax rate in the current year is primarily due to a reduced level of tax exempt investments in municipal securities.

FINANCIAL CONDITION

The Company's total assets were $1.4 billion as of September 30, 2001, representing an increase of $59.5 million over total assets reported as of December 31, 2000. Asset growth is primarily the result of an increased volume of loan originations. Total loans of $864.3 million at September 30, 2001 were up a modest 2.2 percent million from December 31, 2000; however, the balance in the current year is net of $41.4 million in residential mortgage loans that were securitized in 2001, and are now carried as available-for-sale securities. Asset growth also included an increase in intangible assets from $9.9 million at December 31, 2000, to $14.0 million at September 30, 2001. The increase in intangible assets is primarily related to goodwill associated with the purchase of the Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., in January 2001.

Capital
Total shareholders' equity grew by approximately 13.4 percent during the first nine months of 2001 to $130.4 million. The increase in shareholders' equity includes an increase of approximately $3.0 million related to the purchase of the Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., which included the issuance of 151,156 shares of common stock. The increased equity resulting from the above acquisition was partially offset by 110,937 shares of common stock repurchased in the first nine months of 2001 under the Company's common stock repurchase plan, at a total cost of $3.3 million. Tangible book value per share increased from $14.36 at December 31, 2000, to $15.72 at September 30, 2001.

Cash dividends paid in the first nine months of 2001 totaled approximately $6.1 million, representing 41.1 percent of year to date earnings. Per share cash dividends of $0.82 for the first nine months of 2001 is up from $0.81 paid in the first nine months of 2000.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and its subsidiaries meet all capital adequacy requirements to which they are subject. The table below reflects the Company's capital position at September 30, 2001, compared to the regulatory capital requirements for "well capitalized" institutions.


REGULATORY CAPITAL ANALYSIS - September 30, 2001
---------------------------------------------------------------------------------------------------------------------
                                                                      Actual           Well Capitalized Requirement
(Dollar amounts in thousands)                                  Amount        Ratio        Amount          Ratio
---------------------------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets)                       $123,178       13.8%        $88,981        10.0%
Tier I Capital (to risk weighted assets)                      $112,758       12.7%        $53,389         6.0%
Tier I Capital (to average assets)                            $112,758        8.4%        $66,793         5.0%
---------------------------------------------------------------------------------------------------------------------

As illustrated above, the Company's capital ratios on September 30, 2001 remain well above the minimum requirement for well capitalized institutions. As of September 30, 2001, the capital ratios for each of the Company's subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

Reserve for Loan/Lease Losses and Nonperforming Assets
Management reviews the adequacy of the reserve for loan/lease losses in a detailed and ongoing basis, giving consideration to various risk elements that may affect the inherent risk of loss in the current loan/lease portfolio. Based upon management's review, the current reserve of $10.4 million is believed adequate with respect to the inherent risk of loss in the loan and lease portfolios. Activity in the Company's reserve for loan/lease losses during the first nine months of 2001 and 2000 is illustrated in the table below.


ANALYSIS OF THE RESERVE FOR LOAN/LEASE LOSSES  (In thousands)
------------------------------------------------------------------------------------------------------------
                                                                    September 30, 2001    September 30, 2000
------------------------------------------------------------------------------------------------------------
Average Loans and Leases Outstanding Year to Date                            $ 846,866             $ 786,391
------------------------------------------------------------------------------------------------------------
Beginning Balance                                                                9,824                 9,228
------------------------------------------------------------------------------------------------------------
Provision for loan losses                                                          906                   815
     Loans charged off                                                            (890)                 (777)
     Loan recoveries                                                               580                   315
------------------------------------------------------------------------------------------------------------
Net charge-offs                                                                    310                   462
------------------------------------------------------------------------------------------------------------
Ending Balance                                                               $  10,420             $   9,581
============================================================================================================

Recoveries for the current period included a recovery on a single loan in the amount of $320,000. Reserve coverage of nonperforming loans was 1.9x at September 30, 2001, compared to 1.7x at September 30, 2000.

The level of nonperforming assets at September 30, 2001 and 2000 is illustrated in the table below. Nonperforming assets of $5.5 million as of September 30, 2001, reflect a decrease of $289,000 from September 30, 2000. Nonperforming assets represent a modest 0.40 percent of total assets at September 30, 2001.

NONPERFORMING ASSETS (In thousands)
------------------------------------------------------------------------------------------------
                                                        September 30, 2001    September 30, 2000
------------------------------------------------------------------------------------------------
Nonaccrual loans                                                    $5,082                $4,197
Loans past due 90 days and accruing                                    369                 1,344
Troubled debt restructuring not included above                           0                     0
------------------------------------------------------------------------------------------------
     Total nonperforming loans                                       5,451                 5,541
------------------------------------------------------------------------------------------------
Other real estate, net of allowances                                    45                   244
------------------------------------------------------------------------------------------------
     Total nonperforming assets                                     $5,496                $5,785
================================================================================================
Total nonperforming loans as a percent of total loans                 0.63%                 0.67%
Total nonperforming assets as a percentage of total assets            0.40%                 0.45%
================================================================================================

Deposits and Other Liabilities
Total deposits were $1.0 billion on September 30, 2001, up approximately $10.7 million from December 31, 2000. Core deposits, which include demand deposits, savings and money market accounts, and non-brokered time deposits of less than $100,000 represent the primary funding source for the Company. As of September 30, 2001, core deposits of $904 million represented 73.3 percent of total liabilities. This compares to core deposits of $851 million, representing 71.6 percent of total liabilities at December 31, 2000.

The Company uses large time deposits, brokered-deposits, securities sold under repurchase agreements, Federal funds purchased, and other borrowings as additional funding sources. Time Deposits of $100,000 and over decreased from $183 million at December 31, 2000, to $132 million at September 30, 2001. At September 30, 2001, the Company also had $10.0 million of brokered-deposits in denominations under $100,000. The Company had no brokered-deposits at December 31, 2000. Total securities sold under repurchase agreements and Federal funds purchased amounted to $92.7 million at September 30, 2001, compared to $72.2 million at December 31, 2000. Other borrowings, consisting of term borrowings from the Federal Home Loan Bank, increased from $67.3 million at December 31, 2000, to $71.8 million at September 30, 2001.

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

Cash and cash equivalents totaled $50.3 million as of September 30, 2001, down from $65.4 million at December 31, 2000. Short term investments, consisting of securities due in one year or less and Federal funds sold, declined from $52.5 million on December 31, 2000, to $29.1 million on September 30, 2001. Securities pledged to secure certain large deposits and securities sold under repurchase agreements were 66.1 percent of total securities as of September 30, 2001, compared to 79 percent as of December 31, 2000. The lower proportion of pledged securities compared to total securities in the current period reflects the benefit of $41.4 million in residential mortgage loans that were securitized in 2001, and are now carried as available-for-sale securities.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, negotiable certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At September 30, 2001, the unused borrowing capacity on established lines with the FHLB was $130 million. As members of the FHLB, the Company's subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At September 30, 2001, total real estate loans of the Company were $516 million, the majority of which are available as collateral for FHLB borrowings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

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

The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of September 30, 2001.


Condensed Static Gap - September 30, 2001                                  Repricing Interval
                                                                      Cumulative
(Dollar amounts in thousands)                           Total          0-3 months      3-6 months      6-12 months    12 months
---------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets                              $ 1,239,840       $   374,284     $    73,732    $   154,674     $   602,690
Interest-bearing liabilities                             985,650           409,185         111,328        103,871         624,384
---------------------------------------------------------------------------------------------------------------------------------
Net gap position                                                           (34,901)        (37,596)        50,803         (21,694)
---------------------------------------------------------------------------------------------------------------------------------
Net gap position as a percentage of total assets                             (2.56%)         (2.76%)         3.72%          (1.59%)
=================================================================================================================================

The Company's September 30, 2001, one-year cumulative rate sensitivity gap was a negative 1.59 percent of total assets, indicating a liability sensitive position. The analysis suggests earnings would benefit from a declining interest rate environment, and would be vulnerable to a rising interest rate environment. Consistent with the above analysis, as interest rates declined during the first nine months of 2001, the Company's net interest margin improved in comparison to the last two quarters of 2000.

Based upon the Company's simulation analysis, management estimates that a 200 basis point rise in interest rates would result in a 0.3 percent decline in net interest income over a one year period, and a 3.1 percent decline over a two year period, assuming no management actions to reposition the balance sheet in reaction to a changing rate environment. Management believes the current interest rate risk exposure is not material given the Company's current level of earnings and capital.

                             TOMPKINS TRUSTCO, INC.
          Average Consolidated Balance Sheet and Net Interest Analysis


                                                   Quarter Ended         Year to Date Period Ended      Year to Date Period Ended
                                                     Sep-01                        Sep-01                        Sep-00
------------------------------------------------------------------------------------------------------------------------------------
                                           Average                      Average                          Average
                                           Balance           Average    Balance               Average    Balance           Average
(Dollar amounts in thousands)               (QTD)   Interest Yield/R     (YTD)    Interest   Yield/Rate   (YTD)  Interest Yield/Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
  Certificates of deposit with other
    banks                               $      364   $     0   0.00%   $     409   $      2     1.94%   $        0   $     0      0
  Securities (1)
      U.S. Government Securities           278,421     4,475   6.38%     266,125     13,022     6.54%      243,900    11,958   6.55%
      State and municipal (2)               67,362     1,238   7.29%      68,730      3,847     7.48%       80,044     4,424   7.38%
      Other Securities (2)                  25,576       323   5.01%      21,449        954     5.95%       13,957       861   8.24%
                                       ---------------------------------------------------------------------------------------------
      Total securities                     371,359     6,036   6.45%     356,304     17,823     6.69%      337,901    17,243   6.82%
  Federal Funds Sold                         8,748        75   3.40%      11,213        403     4.81%       12,516       552   5.89%
  Loans, net of unearned income (3)
       Real Estate                         507,996    10,267   8.02%     508,871     31,178     8.19%      479,183    31,122   8.68%
       Commercial Loans (2)                213,573     4,385   8.15%     208,149     13,758     8.84%      181,486    11,763   8.66%
       Consumer Loans                      113,443     2,802   9.80%     111,180      8,343    10.03%      108,447     7,985   9.84%
       Direct Lease Financing               19,087       383   7.96%      18,666      1,125     8.06%       17,275     1,022   7.90%
                                       ---------------------------------------------------------------------------------------------
       Total loans, net of unearned
         income                            854,099    17,837   8.29%     846,866     54,404     8.59%      786,391    51,892   8.81%
                                       ---------------------------------------------------------------------------------------------
       Total interest-earning assets     1,234,570    23,948   7.70%   1,214,792     72,632     7.99%    1,136,808    69,687   8.20%
                                       ---------------------------------------------------------------------------------------------

Other assets                               116,118                       111,591                            87,360
                                       -----------                   -----------                       -----------
       Total assets                     $1,350,688                    $1,326,383                        $1,224,168
                                       -----------                   -----------                       -----------
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------
Deposits
  Interest-bearing deposits
       Interest bearing checking,
         savings, & money market           428,873     1,942   1.80%     419,078      6,215     1.98%      413,513     7,661   2.47%
       Time Dep > $100,000                 150,458     1,597   4.21%     174,936      6,657     5.09%      163,505     7,333   5.99%
       Time Dep < $100,000                 236,423     3,012   5.05%     236,333      9,618     5.44%      218,421     8,675   5.31%
       Brokered Time Dep < $100,000         10,000       118   4.68%       5,311        186     4.68%            0         0      0
                                       ---------------------------------------------------------------------------------------------
       Total interest-bearing deposits     825,754     6,669   3.20%     835,658     22,676     3.63%      795,439    23,669   3.97%

Federal funds purchased & securities sold
    under agreements to repurchase          89,000       899   4.01%      72,699      2,571     4.73%       69,872     3,025   5.78%
Other borrowings                            76,690     1,102   5.70%      76,168      3,311     5.81%       56,353     2,527   5.99%
                                       ---------------------------------------------------------------------------------------------
Total interest-bearing liabilities         991,444     8,670   3.47%     984,525     28,558     3.88%      921,664    29,221   4.23%

Noninterest bearing deposits               215,466                       202,764                           184,276
Accrued expenses and other liabilities      17,405                        15,972                            12,992
                                       -----------                   -----------                       -----------
  Total liabilities                      1,224,315                     1,203,261                         1,118,932

Minority Interest                            1,509                         1,514                             5,885

Shareholders' equity                       124,864                       121,608                            99,351
                                       -----------                   -----------                       -----------
  Total liabilities and shareholders'
    equity                              $1,350,688                    $1,326,383                        $1,224,168
                                       -----------                   -----------                       -----------
Interest rate spread                                           4.23%                            4.11%                          3.97%
  Net interest income/margin on                     ---------------               ------------------                ----------------
    earning assets                                   $15,278   4.91%               $ 44,074     4.85%                $40,466   4.75%
------------------------------------------------------------------------------------------------------------------------------------

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

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings
-------  -----------------
         None

ITEM 2.  Changes in Securities and Use of Proceeds
-------  -----------------------------------------
         None

ITEM 3.  Defaults on Senior Securities
-------  -----------------------------
         None

ITEM 4.  Submission of Matters to a Vote by Security Holders
-------  ---------------------------------------------------
         None

ITEM 5.  Other Information
-------  -----------------
         None

ITEM 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)      Exhibits
                  None


(b)      Reports on Form 8-K
                  None

         SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 9, 2001

TOMPKINS TRUSTCO, INC.


By:  /s/ James J. Byrnes
     ---------------------
     James J. Byrnes
     Chairman of the Board,
     Chief Executive Officer



By:  /s/ Francis M. Fetsko
     ----------------------
     Francis M. Fetsko
     Senior Vice President and
     Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT NUMBER    DESCRIPTION PAGES
--------------    -----------------