Form 10-K
period 2001-12-31
TOMPKINS TRUSTCO INC
filed 2002-03-29
CIK 1005817

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

                   For the fiscal year ended December 31, 2001
                                             -----------------

                         Commission File Number 1-12709
                                                -------

                             TOMPKINS TRUSTCO INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                New York                                16-1482357
   ---------------------------------        ------------------------------------
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

The Commons, P.O. Box 460, Ithaca, New York               14851
-------------------------------------------             ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $261,008,000 on March 11, 2002, based on the closing sales price of the registrant's common stock, $.10 par value (the "Common Stock"), as reported on the American Stock Exchange, as of such date.

The number of shares of the registrant's Common Stock outstanding as of March 11, 2002, was 7,423,865 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement (the "Proxy Statement") filed with the Securities and Exchange Commission in connection with the 2002 Annual Meeting of Stockholders, is incorporated herein by reference in Part III.

                             TOMPKINS TRUSTCO, INC.
                         2001 Annual Report on Form 10-K
                                Table of Contents

PART I                                                                     Page

Item 1.       Business of the Company                                        1
Item 2.       Properties                                                     5
Item 3.       Legal Proceedings                                              7
Item 4.       Submission of Matters for a Vote by Securities Holders         7

PART II

Item 5.       Market for Registrant's Common Equity and Related
              Securities                                                     8
Item 6.       Selected Financial Data                                        8
Item 7.       Management Discussion and Analysis of Financial
              Condition and Results of Operations                           10
Item 7A.      Quantitative and Qualitative Disclosure About Market Risk     27
Item 8.       Financial Statements and Supplementary Data                   29
Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                           59

PART III

Item 10.      Directors and Executive Officers of the Registrant            59
Item 11.      Executive Compensation                                        60
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management                                                    60
Item 13.      Certain Relationships and Related Transactions                60

Part IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                                   61

                      [This Page Intentionally Left Blank]

PART I

Item 1.  Business of the Company


General

Tompkins Trustco, Inc. ("Tompkins" or the "Company"), is the corporate parent to three community banks, Tompkins Trust Company ("Trust Company"), The Bank of Castile, and The Mahopac National Bank ("Mahopac National Bank"), which together operate 31 banking offices in local market areas throughout New York State. Through its community banking subsidiaries, the Company provides traditional banking services, and offers a full range of money management services through Tompkins Investment Services, a division of Tompkins Trust Company. The Company also offers insurance services through its Tompkins Insurance Agencies, Inc. ("Tompkins Insurance") subsidiary, an independent agency with a history of over 100 years of service to individual and business clients throughout western New York. Each Tompkins subsidiary operates with a community focus, meeting the needs of the unique communities served.

Headquartered in Ithaca, New York, Tompkins is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Tompkins was organized in 1995, under the laws of the State of New York, as a bank holding company for the Tompkins Trust Company (formerly known as Tompkins County Trust Company), a commercial bank that has operated in Ithaca and surrounding communities since 1836.

Mergers and Acquisitions

On December 31, 1999, Tompkins completed a merger with Letchworth Independent Bancshares Corporation ("Letchworth"), which was at the time, the parent company for The Bank of Castile (a wholly-owned subsidiary) and Mahopac National Bank (approximately 70% owned by Letchworth). The merger was accounted for as a pooling-of-interests, and upon completion of the merger, Letchworth was merged with and into Tompkins. All prior period financial information has been restated to present the combined financial condition and results of operations of both companies as if the merger had been in effect for all periods presented.

On June 4, 1999, Letchworth acquired 70.17% of the outstanding common stock of Mahopac National Bank in a cash transaction accounted for as a purchase. Accordingly, operating results for Mahopac National Bank are not included for periods prior to June 4, 1999. Subsequent to June 4, 1999, net income of Mahopac National Bank is included in Tompkins' net income based upon the percentage of Tompkins' ownership of Mahopac National Bank.

Effective September 1, 2000, and early in 2001, Tompkins completed the purchase of the minority interest in Mahopac National Bank, primarily in a stock-for-stock transaction accounted for as a purchase. Prior to September 1, 2000, the approximately 30% interest in Mahopac National Bank, which was not owned by Tompkins, was shown as a minority interest in consolidated subsidiaries on the consolidated statements of condition.

Effective January 1, 2001, the Company completed the acquisition of 100% of the common stock of Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., in a cash and stock transaction accounted for as a purchase. The two agencies have been merged with and into Tompkins Insurance Agencies, Inc., a wholly-owned subsidiary of Tompkins. The agencies primarily offer property and casualty insurance to individuals and businesses in Western New York State. On June 22, 2001, Tompkins Insurance acquired the assets of Youngs & Linfoot of LeRoy, Inc. in a cash transaction accounted for as a purchase. Tompkins Insurance has offices in Attica, Warsaw, Alden, LeRoy, Batavia and Caledonia.

Further details pertaining to the mergers and acquisitions are presented in Note 2 to the consolidated financial statements, included herein.


Narrative Description of Business

The Company provides traditional banking related services, which constitute the Company's only reportable business segment. Banking services consist primarily of attracting deposits from the areas served by its banking offices and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans, and leases. The Company's principal expenses are interest on deposits, interest on borrowings, and operating and general administrative expenses, as well as provisions for loan/lease losses. Funding sources, other than deposits, include borrowings, securities sold under agreements to repurchase, and cash flow from lending and investing activities. Tompkins provides a variety of financial services to individuals and small business customers. Some of the traditional banking and related financial services are detailed below.

Commercial Services
The Company's subsidiary banks provide financial services to corporations and other business clients. Lending activities include loans for a variety of business purposes, including real estate financing, construction, equipment financing, accounts receivable financing, and commercial leasing. Other commercial services include, deposit and cash management services, letters of credit, sweep accounts, credit cards, purchasing cards, merchant processing, and Internet-based account services.

Retail Services
The Company's subsidiary banks provide a variety of retail banking services including checking accounts, savings accounts, time deposits, IRA products, brokerage services, residential mortgage loans, personal loans, home equity loans, credit cards, debit cards and safe deposit services. Retail services are accessible through a variety of delivery systems including branch facilities, ATMs, voice response, and Internet banking.

Trust and Investment Management Services
The Company provides trust and investment services through Tompkins Investment Services, a division of Tompkins Trust Company. Tompkins Investment Services, with office locations at all three of the Company's subsidiary banks, provides a full range of money management services, including investment management accounts, custody accounts, trusts, retirement plans and rollovers, estate settlement, and financial planning.

Insurance Services
The Company provides insurance services through its Tompkins Insurance subsidiary. Tompkins Insurance is an independent agency, representing 22 major insurance carriers with access to special risk property and liability markets. Tompkins Insurance has state of the art computer systems for record keeping, claim processing and coverage confirmation, and can provide instant insurance pricing comparisons from some of the country's finest insurance companies.

Securities Portfolio
The Company maintains a portfolio of securities such as U.S. government and agency securities, obligations of states and political subdivisions thereof, equity securities, and interest-bearing deposits. Management typically invests in securities with short to intermediate average lives in order to better match the interest rate sensitivities of its assets and liabilities.

Investment decisions are made within policy guidelines established by the Company's board of directors. The investment policy established by the board of directors is based on the asset/liability management goals of the Company, and is monitored by the Asset/Liability Management Committees of the subsidiary banks. The intent of the policy is to establish a portfolio of high quality diversified securities which optimizes net interest income within acceptable limits of safety and liquidity. Securities, other than certain obligations of states and political subdivisions thereof, are classified as available-for-sale, though it is generally management's intent to hold all securities to maturity. Securities available-for-sale may be used to enhance total return, provide additional liquidity, or reduce interest rate risk.

Information regarding the amortized cost and fair value of the securities portfolio for the years December 31, 2001 and 2000, respectively, is presented in Note 3 to the Company's consolidated financial statements. The amortized cost and fair value of the securities portfolio for the year ended December 31, 1999, is presented in the table below.

                                                                  Available-for-Sale Securities
-----------------------------------------------------------------------------------------------------------
                                                                        Gross        Gross
                                                        Amortized    Unrealized    Unrealized       Fair
December 31, 1999 (in thousands)                          Cost          Gains        Losses         Value
-----------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of
   U.S. Government agencies                            $  156,763    $       63    $    6,025    $  150,801
Obligations of states and political subdivisions           47,943           325           628        47,640
Mortgage-backed securities                                 85,340            50         2,204        83,186
U.S. corporate securities                                   4,486             7            25         4,468
-----------------------------------------------------------------------------------------------------------
Total debt securities                                     294,532           445         8,882       286,095
-----------------------------------------------------------------------------------------------------------
Equity securities                                           7,771           333             0         8,104
-----------------------------------------------------------------------------------------------------------
Total available-for-sale securities                    $  302,303    $      778    $    8,882    $  294,199
===========================================================================================================

Available-for-sale securities include $6,665,000 in equity securities, which are carried at amortized cost since fair values are not readily determinable. This figure includes $5,039,000 of Federal Home Loan Bank Stock.


                                                                   Held-to-Maturity Securities
-----------------------------------------------------------------------------------------------------------
                                                                        Gross        Gross
                                                        Amortized    Unrealized    Unrealized       Fair
December 31, 1999 (in thousands)                          Cost          Gains        Losses         Value
-----------------------------------------------------------------------------------------------------------

Obligations of states and political subdivisions       $   30,975    $      349    $       59    $   31,265
-----------------------------------------------------------------------------------------------------------
Total held-to-maturity debt securities                 $   30,975    $      349    $       59    $   31,265
===========================================================================================================


Competition

The Company's subsidiary banks operate 31 offices, including two limited-service offices, serving communities in upstate New York. The Trust Company operates 12 full-service and one limited service banking offices in the counties of Tompkins and Schuyler. The Bank of Castile conducts its operations through its 12 full-service and one limited service offices, in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. Mahopac National Bank is located in Putnam County, and operates 4 full-service branches in that county, and in October 2001, opened its first branch in Dutchess County.

The decision to operate as three locally managed community banks reflects management's commitment to community banking as a business strategy that will continue to be emphasized. For Tompkins, this community banking approach is characterized by prompt, accurate service, and the personal touch provided by knowledgeable, committed employees. The Letchworth acquisition has provided increased capacity for growth, and greater capital resources necessary to make investments in technology and services. Through the Trust Company, Tompkins has developed several specialized financial services that are now available in markets served by The Bank of Castile and Mahopac National Bank. These services include trust and investment services, leasing, card services, and Internet banking. The recent addition of Tompkins Insurance adds a line of insurance and risk management products to the Company's array of financial products.

The area served by the Trust Company consists primarily of Tompkins County, with an estimated population of 97,000. Education plays a significant role in the local economy with Cornell University and Ithaca College being two of the county's major employers. Current economic trends include low unemployment and moderate growth. The Bank of Castile serves a five-county market that is primarily rural in nature. The opening of a branch office in Chili, New York, in 1999 provides increased access to the suburban Rochester, New York, market. Excluding Monroe County, which includes Rochester, the population of the counties served by The Bank of Castile is approximately 171,000. Economic growth has been relatively flat in The Bank of Castile's market area, although the significant population base of the suburban Rochester market (in excess of 700,000 people), provides continued opportunities for growth. The primary market area for Mahopac National Bank is Putnam County, with a population of approximately 96,000. Putnam County is about 60 miles north of Manhattan, and is one of the fastest growing counties in New York State. The Hopewell Junction office is located in Dutchess County, which has a population of approximately 280,000.

Competition for commercial banking and other financial services is strong in the Company's market areas. Deregulation of the banking industry has created a highly competitive environment for commercial banking services. Increased competition has resulted in a decreasing number of community banks, and increased competition from regional and national financial service providers. In one or more aspects of its business, the Company competes with other commercial banks, savings institutions, credit unions, mortgage bankers and brokers, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Many of these competitors, some of which are affiliated with large financial holding companies, have substantially greater resources and lending limits, and may offer certain services the Company does not currently provide. In addition, many non-bank competitors, such as credit unions, are not subject to the same taxes or extensive federal regulations that apply to financial holding companies and federally insured banks.


Regulation

As a registered financial holding company, the Company is subject to examination and comprehensive regulation by the Federal Reserve Board (FRB). The Company's subsidiary banks are subject to examination and comprehensive regulation by various regulatory authorities, including the Federal Deposit Insurance Corporation (FDIC), the Office of the Comptroller of the Currency (OCC), and the New York State Banking Department (NYSBD). Each of these agencies issues regulations and requires the filing of reports describing the activities and financial condition of the entities under its jurisdiction. Likewise, such agencies conduct examinations on a recurring basis to evaluate the safety and soundness of the institutions, and to test compliance with various regulatory requirements, including: consumer protection, privacy, fair lending, the Community Reinvestment Act, the Bank Secrecy Act, sales of non-deposit investments, electronic data processing, and trust department activities.

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

All deposit accounts of the Company's subsidiary banks are insured by the Bank Insurance Fund (BIF), generally in amounts up to $100,000 per depositor. The FDIC has the power to terminate a bank's insured status or to temporarily suspend it under special conditions. Deposit insurance coverage is maintained by payment of premiums assessed to banks insured by the BIF. Based on capital strength and favorable FDIC risk classifications, the subsidiary banks are not currently subject to BIF insurance assessments. Beginning in January 1997, all BIF insured banks are subject to special assessments to repay Financing Corporation (FICO) bonds, which were used to repay depositors of failed Savings and Loan Associations after the former Federal Savings and Loan Insurance Fund became insolvent.

Employees

At December 31, 2001, the Company employed 558 employees, approximately 80 of whom were part-time. No employees are covered by a collective bargaining agreement and the Company believes its employee relations are excellent.

Item 2.  Properties

The following table provides information relating to the Company's facilities:

  Location                          Facility Type                                  Square Feet       Owned/Leased*
--------------------------------------------------------------------------------------------------------------------
  The Commons                       Trust Company                                       23,900            Owned
  Ithaca, NY                        Main Office

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

  701 W. Seneca Street              Trust Company                                        2,150            Owned
  Ithaca, NY                        West End Office

  2230 N. Triphammer Road           Trust Company                                          204            Leased
  Ithaca, NY                        Kendal Office (Part-time office)

  100 Main Street                   Trust Company                                        3,115            Owned
  Odessa, NY                        Odessa Office

  50 N. Main Street                 The Bank of Castile                                  6,662            Owned
  Castile, NY                       Main Office


  Location                          Facility Type                                  Square Feet       Owned/Leased*
--------------------------------------------------------------------------------------------------------------------
  604 W. Main Street                The Bank of Castile                                 4,662             Owned
  Arcade, NY                        Arcade Office

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

  2727 Genesee Street               The Bank of Castile                                 2,220             Leased
  Retsof, NY                        Retsof  Office

  445 N. Main Street                The Bank of Castile                                 2,798             Owned
  Warsaw, NY                        Warsaw Office

  129 N. Center Street              The Bank of Castile                                11,138             Owned
  Perry, NY                         Processing Center **

  1410 S. Main Street               The Bank of Castile                                 1,250             Leased
  Medina, NY 14103                  Medina Office (Loan Production Office)

  630 Route 6                       Mahopac National Bank                               2,800             Owned
  Mahopac, NY                       Mahopac Office

  591 Route 6N                      Mahopac National Bank                               3,000             Owned
  Mahopac Falls, NY                 Red Mills Office

  21 Peekskill Hollow Road          Mahopac National Bank                              17,950             Owned
  Putnam Valley, NY                 Putnam Valley Office

  1441 Route 22                     Mahopac National Bank                              34,000             Owned
  Brewster, NY                      Brewster Office

  1822 Route 82                     Mahopac National Bank                               1,200             Leased
  Hopewell Junction, NY             Hopewell Office


  Location                          Facility Type                                  Square Feet       Owned/Leased*
--------------------------------------------------------------------------------------------------------------------
  14 Market Street                  Tompkins Insurance                                 11,424             Leased
  Attica, NY                        Attica Office

  34 N. Main Street                 Tompkins Insurance                                  2,280             Leased
  Warsaw, NY                        Warsaw Office

  13360 Broadway                    Tompkins Insurance                                  1,000             Owned
  Alden, NY                         Alden Office

  3212 State Street                 Tompkins Insurance                                    400             Leased
  Caledonia, NY                     Caledonia Office

  40 Main Street                    Tompkins Insurance                                  3,700             Leased
  Leroy, NY                         Leroy Office

  216 E. Main Street                Tompkins Insurance                                  1,140             Leased
  Batavia, NY                       Batavia Office

====================================================================================================================

* Lease terminations for the Company's leased properties range from 2002 through 2042.
** Office includes two parcels of land that are being leased through 2004, and 2090, respectively.


Management believes the current facilities are suitable for their present and intended purposes.


Item 3.  Legal Proceedings


The Company is involved in legal proceedings in the normal course of business, none of which are expected to have a material adverse impact on the financial condition or operations of the Company.



Item 4.  Submission of Matters for a Vote by Securities Holders

There were no matters submitted for shareholder vote in the fourth quarter of 2001.

PART II

Item 5.  Market for Registrant's Common Equity and Related Securities

                                                Market Price           Cash
Market Price & Dividend Information          High          Low    Dividends Paid
--------------------------------------------------------------------------------
See Notes 1 and 2 below:

2001              1st Quarter               $31.35        $27.00        $.27
                  2nd Quarter                40.13         29.00         .27
                  3rd Quarter                39.95         35.25         .28
                  4th Quarter                40.95         36.60         .28

2000              1st Quarter               $29.13        $22.63        $.27
                  2nd Quarter                26.06         23.13         .27
                  3rd Quarter                29.06         23.75         .27
                  4th Quarter                29.00         26.75         .27

Note 1 - The range of reported high and low price for Tompkins Trustco, Inc. common stock for actual transactions as quoted on the American Stock Exchange. As of March 16, 2002, there were approximately 1,650 shareholders of record.

Note 2 - Dividends on Tompkins Trustco, Inc. common stock were paid on the 15th day of February, May, August, and November of 2001, and on the 15th day of March, June, September, and December of 2000.


Item 6.  Selected Financial Data

                                                                              Year ended December 31
(in thousands except per share data)                2001             2000             1999              1998             1997
--------------------------------------------------------------------------------------------------------------------------------
FINANCIAL STATEMENT HIGHLIGHTS
     Assets                                   $   1,420,695    $   1,304,894    $   1,188,679     $     954,705    $     886,846
     Deposits                                     1,087,458        1,034,901          974,239           733,644          693,905
     Other borrowings                                75,581           67,257           42,012            48,973           34,817
     Shareholders' equity                           131,072          114,995           96,624            97,652           89,003
     Interest and dividend income                    94,158           92,018           77,617            69,729           66,265
     Interest expense                                36,175           40,076           30,551            29,371           28,235
     Net interest income                             57,983           51,942           47,066            40,358           38,030
     Provision for loan/lease losses                  1,606            1,216              944             1,539            1,436
     Net securities gains (losses)                       66              450              (59)              (12)             (48)
     Net income                                      19,627           17,512           15,200            14,502           12,992
PER SHARE INFORMATION
     Basic earnings per share                          2.65             2.47             2.15              2.05             1.91
     Diluted earnings per share                        2.62             2.45             2.12              2.01             1.84
     Basic earnings per share-cash basis*              2.82             2.57             2.39              2.07             1.93
     Diluted earnings per share-cash basis*            2.78             2.55             2.36              2.03             1.86
     Cash dividends per share**                        1.10             1.08             1.03              0.91             0.82
SELECTED RATIOS
     Return on average assets                          1.46%            1.42%            1.41%             1.57%            1.51%
     Return on average equity                         15.82%           17.09%           15.46%            16.09%           15.95%
     Return on average assets-cash basis*              1.55%            1.48%            1.57%             1.59%            1.52%
     Return on average equity-cash basis*             16.64%           17.70%           16.91%            16.22%           16.10%
     Shareholders' equity to average assets            9.73%            9.31%            8.97%            10.60%           10.32%
     Dividend payout ratio**                          41.51%           43.95%           40.52%            37.92%           36.68%

OTHER SELECTED DATA (actual numerical count)
--------------------------------------------------------------------------------------------------------------------------------
     Employees (average full-time equivalent)           513              462              442               365              361
     Full-service banking offices                        29               28               26                22               22
     Bank access centers (ATMs)                          45               41               36                33               32
     Trust and investment services assets
       under management (in thousands)        $   1,138,341    $   1,094,452    $   1,106,059     $     952,880    $     838,813
================================================================================================================================

* Uses net income before amortization of intangible assets and one-time merger-related expenses, net of applicable tax benefit.
** Cash dividends per share reflects historical information for Tompkins
   Trustco, Inc.


Unaudited Quarterly Financial Data:                                             2001
-----------------------------------------------------------------------------------------------------------------
(in thousands except per share data)                 First            Second            Third             Fourth
-----------------------------------------------------------------------------------------------------------------
Interest and dividend income                        $23,851           $23,824          $23,464           $23,019
Interest expense                                     10,318             9,579            8,670             7,608
Net interest income                                  13,533            14,245           14,794            15,411
Provision for loan/lease losses                         185               320              401               700
Income before income taxes                            7,224             7,325            8,190             7,307
Net income                                            4,793             4,773            5,265             4,796
Net income per common share (basic)                     .65               .65              .71               .65
Net income per common share (diluted)                   .64               .64              .70               .64
-----------------------------------------------------------------------------------------------------------------


                                                                                2000
-----------------------------------------------------------------------------------------------------------------
(in thousands except per share data)                 First            Second            Third             Fourth
-----------------------------------------------------------------------------------------------------------------

Interest and dividend income                        $21,792           $22,598          $23,599           $24,029
Interest expense                                      8,964             9,567           10,690            10,855
Net interest income                                  12,828            13,031           12,909            13,174
Provision for loan/lease losses                         240               274              301               401
Income before income taxes                            6,464             6,282            6,644             6,374
Net income                                            4,326             4,188            4,572             4,426
Net income per common share (basic)                     .62               .60              .64               .61
Net income per common share (diluted)                   .61               .60              .64               .60
=================================================================================================================

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

In the application of certain accounting policies management is required to make assumptions regarding the effect of matters that are inherently uncertain. These estimates and assumptions affect the reported amounts of certain assets, liabilities, revenues, and expenses in the consolidated financial statements. Different amounts could be reported under different conditions, or if different assumptions were used in the application of these accounting policies. The accounting policy considered critical in this respect is the determination of the allowance for loan and lease losses.

Overview

Tompkins Trustco, Inc. ("Tompkins" or the "Company") was organized in 1995, as the parent company of Tompkins Trust Company (the "Trust Company"), which traces its charter back to 1836. On December 31, 1999, the Company completed a merger with Letchworth Independent Bancshares Corporation ("Letchworth"), at which time Letchworth was merged with and into Tompkins. Upon completion of the merger, Letchworth's two subsidiary banks, The Bank of Castile and The Mahopac National Bank ("Mahopac National Bank"), became subsidiaries of Tompkins. The merger with Letchworth was accounted for as a pooling-of-interests, and accordingly all prior period financial information has been restated to present the combined financial condition and results of operations of both companies as if the merger had been in effect for all periods presented.

On June 4, 1999, Letchworth acquired 70.17% of the outstanding common stock of Mahopac National Bank in a cash transaction accounted for as a purchase. Accordingly, operating results for Mahopac National Bank are not included for periods prior to June 4, 1999. Subsequent to June 4, 1999, net income of Mahopac National Bank is included in Tompkins' net income based upon the percentage of Tompkins' ownership of Mahopac National Bank. This transaction with Mahopac National Bank resulted in a core deposit intangible of $3.5 million, and goodwill of $2.5 million.

Effective September 1, 2000, and early in 2001, Tompkins Trustco, Inc. completed the purchase of the minority interest in Mahopac National Bank, primarily in a stock-for-stock transaction accounted for as a purchase. Prior to September 1, 2000, the approximately 30% interest in Mahopac National Bank, which was not owned by Tompkins, was shown as a minority interest in consolidated subsidiaries on the consolidated statements of condition. Subsequent to September 1, 2000, effectively all of the net income of Mahopac National Bank is included in Tompkins' consolidated net income. The approximately 30% acquisition of Mahopac National Bank resulted in a core deposit intangible of $1.9 million, and goodwill of $3.2 million.

Effective January 1, 2001, the Company completed the acquisition of 100% of the common stock of Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., in a cash and stock transaction accounted for as a purchase. The purchase price exceeded the fair value of identifiable assets acquired less liabilities assumed by $4.36 million, which was recorded as goodwill. The purchase agreements for the insurance agencies include provisions for additional consideration to be paid in the form of Company stock if certain income targets are met. The two agencies have been merged with and into Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"), a wholly-owned subsidiary of Tompkins. Tompkins Insurance has six Western New York office locations serving markets contiguous to The Bank of Castile.

On June 22, 2001, Tompkins Insurance acquired the assets of Youngs & Linfoot of LeRoy, Inc. in a cash transaction accounted for as a purchase. The purchase price exceeded the fair value of identifiable assets acquired less liabilities assumed by $287,000, which was recorded as goodwill.

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

Results of Operations
(Comparison of December 31, 2001 and 2000 results)

General

Net income for the year ended December 31, 2001, was up 12.1% to $19.6 million, compared to $17.5 million in 2000. On a per share basis, the Company earned $2.62 per diluted share compared to $2.45 per share in 2000. Cash earnings, which exclude amortization of intangible assets, were $20.8 million for the year ended December 31, 2001, up 14.2% from 2000 cash earnings of $18.3 million.

The Company's strong earnings performance in 2001 is attributable to the success of the core business strategies of the Company and its community banking subsidiaries, which include diversified revenue sources consisting of net interest income generated from the loan and securities portfolios, trust and investment services income, and other service charges and fees for providing banking and related financial services. Although net interest income remains the Company's primary revenue source, management continues to focus on growing revenue from noninterest related sources.

Return on average shareholders' equity (ROE) was 15.82% in 2001, compared to 17.09% in 2000. The decline in ROE in 2001 is due to the fact the average equity grew more rapidly than earnings. Contributing to the growth in average equity in 2001 was approximately $8.2 million related to the September 2000 acquisition of the minority interest in Mahopac National Bank, approximately $3.4 million related to the acquisition of Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., and approximately $7.0 million of unrealized gains on available-for-sale securities. ROE reported on a cash basis was 16.64% in 2001, compared to 17.70% in 2000. Return on average assets (ROA) was 1.46% in 2001, up slightly from 1.42% in 2000. ROA reported on a cash basis was 1.55% in 2001, compared to 1.48% in 2000.

Net Interest Income

Table 1 illustrates the trend in average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Tax-equivalent net interest income improved to $60.0 million in 2001, up from $54.0 million in 2000. Several interest rate reductions by the Federal Reserve Board contributed to improvement in the net interest margin from 4.72% in 2000, to 4.87% in 2001. Net interest income also benefited from other factors, including: growth in earning assets, an improved mix of earning assets, and growth in deposits.

Average earning assets increased by $88.2 million, or 7.7% in 2001. Growth in average earning assets was primarily centered in the loan portfolio, which included a $27.7 million increase in average commercial loans, and a $23.5 million increase in average real estate loans. Average securities (excluding changes in unrealized gains and losses on available-for-sale securities) increased by $32.0 million between 2000 and 2001. Core deposits (total deposits, less brokered deposits and time deposits of $100,000 or more) represent the Company's largest and lowest cost funding source. Growth in average assets was funded primarily with core deposits, which increased by 6.5% from an average balance of $819.8 million in 2000, to $873.1 million in 2001. Non-core funding sources, which include time deposits of $100,000 or more, brokered deposits, federal funds purchased, securities sold under agreements to repurchase, and other borrowings provided additional sources of funding to support asset growth. Average balances on these non-core funding sources increased by $35.9 million between 2000 and 2001.

Changes in net interest income occur from a combination of changes in the volume of interest-earning assets and interest-bearing liabilities, and in the rate of interest earned or paid on them. Table 2 illustrates changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of the change. The $6.0 million increase in tax-equivalent net interest income from 2000 to 2001 included a $2.1 million increase in interest income and a $3.9 million decrease in interest expense. An increased volume of earning assets contributed to a $3.4 million increase in net interest income between 2000 and 2001, while the impact from changes in interest rates added $2.6 million in net interest income.


Table 1 - Average Statements of Condition and Net Interest Analysis

                                                                            December 31
------------------------------------------------------------------------------------------------------------------------------------
                                              2001                              2000                              1999
------------------------------------------------------------------------------------------------------------------------------------

                                 Average                Average     Average               Average     Average              Average
(dollar amounts in thousands)    Balance    Interest   Yield/Rate   Balance   Interest   Yield/Rate   Balance   Interest  Yield/Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
   Certificates of
     deposit, other banks      $      329   $        3     0.91%  $        0  $        0      0.00%  $        0  $        0    0.00%
   Securities (1)
         U.S. Government
           securities             273,951       17,517     6.39      242,611      15,929      6.57      210,598      13,751    6.53
         State and
           municipal (2)           68,854        5,120     7.44       78,474       5,654      7.20       75,531       5,463    7.23
         Other securities (2)      23,951        1,329     5.55       13,715       1,142      8.33       24,858       1,580    6.36
------------------------------------------------------------------------------------------------------------------------------------
         Total securities         366,756       23,966     6.53      334,800      22,725      6.79      310,987      20,794    6.69
    Federal funds sold             12,329          487     3.95       11,992         726      6.05       17,717         980    5.53
    Loans, net of unearned
      income (3)
          Residential real
            estate                327,279       25,959     7.93      326,139      25,488      7.82      274,321      21,049    7.67
          Commercial real
            estate                183,428       15,308     8.35      161,104      16,402     10.18      138,882      12,464    8.97
          Commercial loans (2)    211,404       17,823     8.43      183,736      16,602      9.04      122,288      11,855    9.69
          Consumer and other      111,964       11,126     9.94      108,911      10,785      9.90      123,655      11,233    9.08
          Lease financing          18,700        1,495     7.99       17,315       1,368      7.90       15,602       1,249    8.01
------------------------------------------------------------------------------------------------------------------------------------
          Total loans, net of
            unearned income       852,775       71,711     8.41      797,205      70,645      8.86      674,748      57,850    8.57
------------------------------------------------------------------------------------------------------------------------------------
          Total interest-
            earning assets      1,232,189       96,167     7.80    1,143,997      94,096      8.23    1,003,452      79,624    7.94
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets        114,261                             91,040                             74,122
          Total assets         $1,346,450                         $1,235,037                         $1,077,574

====================================================================================================================================

LIABILITIES & SHAREHOLDERS'
  EQUITY
Deposits:
     Interest-bearing deposits
          Interest checking,
            savings, and
            money market       $  427,665   $    7,857     1.84%  $  412,864  $   10,311      2.50%  $  361,115  $    8,436    2.34%
          Time Deposits
            > $100,000            169,978        7,970     4.69      167,149      10,205      6.11      149,124       7,498    5.03
          Time Deposits
            < $100,000            238,798       12,319     5.16      220,402      11,977      5.43      186,603       9,206    4.93
          Brokered Time
            Deposits:
            < $100,000              6,292          282     4.48            0           0      0.00            0           0    0.00
------------------------------------------------------------------------------------------------------------------------------------
          Total interest-
          bearing deposits        842,733       28,428     3.37      800,415      32,493      4.06      696,842      25,140    3.61
Federal funds purchased and
     securities sold under
     agreements to repurchase      79,132        3,453     4.36       68,305       3,996      5.85       60,662       2,919    4.81
Other borrowings                   75,101        4,294     5.72       59,125       3,587      6.07       49,966       2,492    4.99
------------------------------------------------------------------------------------------------------------------------------------
          Total interest-
            bearing liabilities   996,966       36,175     3.63      927,845      40,076      4.32      807,470      30,551    3.78
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits      206,653                            186,505                            154,803
Accrued expenses and other
liabilities                        17,213                             13,444                             15,555
------------------------------------------------------------------------------------------------------------------------------------
          Total liabilities     1,220,832                          1,127,794                            977,828
Minority Interest                   1,518                              4,791                              1,404
Shareholders' equity              124,100                            102,452                             98,342
------------------------------------------------------------------------------------------------------------------------------------
         Total liabilities
            and shareholders'
            equity             $1,346,450                         $1,235,037                         $1,077,574
------------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                       4.17%                              3.92%                            4.16%
------------------------------------------------------------------------------------------------------------------------------------
Net interest income/margin
     on earning assets                      $   59,992     4.87%              $   54,020      4.72%              $   49,073    4.89%
====================================================================================================================================

(1) Average balances and yields on available-for-sale securities are based on amortized cost.

(2) Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% in 2001, 2000, and 1999, to increase tax-exempt interest income to a taxable equivalent basis.

(3) Nonaccrual loans are included in the average loan totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the consolidated financial statements.

Table 2 - Analysis of Changes in Net Interest Income


(in thousands)(taxable equivalent)           2001 vs. 2000                       2000 vs. 1999
-------------------------------------------------------------------------------------------------------
                                     Increase (Decrease) Due to          Increase (Decrease) Due to
                                           Change in Average                  Change in Average

                                    Volume       Rate        Total      Volume       Rate        Total
-------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Certificates of deposit            $      3    $      0    $      3    $      0    $      0    $      0
Federal funds sold                       20        (259)       (239)       (340)         86        (254)
Investments:
    Taxable                           2,744        (793)      1,951       1,393         325       1,718
    Tax-exempt                         (788)         78        (710)        200          13         213
Loans, net:
    Taxable                           4,629      (3,748)        881      10,794       2,001      12,795
    Tax-exempt                          166          19         185           4          (4)          0
-------------------------------------------------------------------------------------------------------
Total interest income              $  6,774    $ (4,703)   $  2,071    $ 12,051    $  2,421    $ 14,472
-------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest-bearing deposits:
    Interest checking,
      savings, and money market         358      (2,812)     (2,454)      1,265         610       1,875
    Time                              1,502      (3,113)     (1,611)      2,783       2,628       5,411
Federal funds purchased and
    securities sold under
    agreements to repurchase            572      (1,115)       (543)        389         755       1,144
Other borrowings                        923        (216)        707         502         593       1,095
-------------------------------------------------------------------------------------------------------
Total interest expense             $  3,355    $ (7,256)   $ (3,901)   $  4,939    $  4,586    $  9,525
-------------------------------------------------------------------------------------------------------
Net interest income                $  3,419    $  2,553    $  5,972    $  7,112    $ (2,165)   $  4,947
=======================================================================================================

Notes: See notes to Table 1.


Provision for Loan/Lease Losses

The provision for loan/lease losses represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses at an adequate level. The provision for loan/lease losses was $1.6 million in 2001, compared to $1.2 million in 2000. The increase in 2001 is primarily due to continued growth in the loan portfolio, as well as the changing composition of the loan portfolio, which includes increased levels of commercial and consumer loans. The Company's loan portfolio remains of generally high quality, despite an increase in nonperforming loans as of December 31, 2001. Nonperforming loans and leases were $7.5 million at December 31, 2001, representing a modest 0.85% of total loans and leases outstanding at year-end. Nonperforming loans and leases at year-end 2000 were $4.7 million, representing 0.56% of total loans and leases. Net charge-offs of $724,000 in 2001 represented 0.08% of average loans during the period, compared to net charge-offs of $620,000 in 2000, also representing 0.08% of average loans and leases.

Noninterest Income

Although net interest income remains the primary revenue source for the Company, competitive, regulatory, and economic conditions have led management to target noninterest income opportunities as an important driver of long-term revenue growth. Management believes a continued focus on noninterest income will improve the Company's ability to compete with non-bank competitors, and reduce earnings volatility that may result from changes in the general interest rate environment. These efforts resulted in $19.9 million in noninterest income for 2001, a 37.7% increase over 2000. The acquisition of Tompkins Insurance, effective January 1, 2001, contributed to the strong growth in noninterest income, adding $4.2 million in revenue from insurance commissions and fees. The agencies primarily offer property and casualty insurance to individuals and businesses in Western New York State. If revenue from Tompkins Insurance is excluded from 2001 results for comparison purposes, noninterest income would reflect an increase of $1.2 million, or 8.4%.

Through the Trust Company, the Company has invested significant resources in developing fee income producing products and services. Many of these products and services are now being offered to customers of The Bank of Castile and Mahopac National Bank, thereby expanding the customer base for these products. The process of marketing these products throughout the Tompkins organization was started in 2000 and is expected to continue in 2002 and beyond, creating continued opportunities for growth in noninterest income.

The Tompkins Investment Services Division of the Trust Company generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing employee benefits plans. Services are primarily provided to customers in the Trust Company's market area of Tompkins County and surrounding areas, although the division currently manages assets for clients in more than 40 states. Recently, Tompkins Investment Services expanded its marketing efforts and has dedicated staff to serve clients in The Bank of Castile and Mahopac National Bank markets.

Revenue from trust and investment services is a significant source of noninterest income for the Company, generating $4.6 million in revenue in 2001, an increase of 1.3% over 2000. Increased fee income is primarily attributable to the continued growth in average assets managed by, or in the custody of, Tompkins Investment Services. Income generated by Tompkins Investment Services is largely based on the value of the assets managed by the division, which can be affected by general trends in the stock market, as well as the amount of new business generated. Despite generally unfavorable trends in the stock market during 2001, the market value of assets managed by, or in custody of, Tompkins Investment Services increased by $43.9 million to $1.1 billion at December 31, 2001.

Service charges on deposit accounts were $4.7 million in 2001, compared to $3.7 million in 2000. The increase in 2001 is largely due to the increase in deposit accounts. The average dollar volume of noninterest-bearing accounts increased by $20.1 million between 2000 and 2001, while savings and money market accounts increased by $14.8 million over the same period. Fee increases for certain deposit related services were also implemented in the first quarter of 2001, contributing to the increase in the current year.

The largest category of other service charges is card services fees. Card services have been another growth area for the Company, as technology has created opportunities to better serve customers with new products. Card services products include traditional credit cards, purchasing cards, debit cards, automated teller machines (ATM), and merchant card processing. Fee income associated with card services was $2.4 million in 2001, an increase of 12.1% over 2000.

Noninterest income includes $1.1 million from increases in cash surrender value of corporate owned life insurance, up from $956,000, in 2000. This income is exempt from taxes. The corporate owned life insurance relates to life insurance provided to certain senior officers of the Company and its subsidiaries. Increases in the cash surrender value of the insurance are reflected as other noninterest income, and the related mortality expense is recognized as an other operating expense. Although income associated with the insurance policies is not included in interest income, increases in the cash surrender value produced a tax-adjusted return of approximately 8.07% in 2001, and 8.38% in 2000.

The Company has an investment in a small business investment company partnership, Cephas Capital Partners, L.P. ("Cephas"), totaling $4.1 million at December 31, 2001, and $3.3 million at December 31, 2000. Because the Company's percentage ownership in this partnership exceeds 20%, the equity method of accounting is utilized, such that the Company's percentage of the partnership's income is recognized as income on its investment; and likewise, any loss by the partnership is recognized as a loss on the Company's investment. During the fourth quarter of 2001, Cephas recognized a $2.0 million loss on a single investment. The Company's portion of this loss totaled $770,000, which was recognized in the fourth quarter of 2001 as a reduction to other operating income. The year-to-date net loss from the Company's investment in Cephas was $300,000 in 2001, compared to net income of $304,000 in 2000. While management believes that at December 31, 2001, there are no additional write-downs necessary related to the Cephas investment, deterioration in the general economy and other factors could result in additional losses on investments in the Cephas partnership. The Company believes that as of December 31, 2001, there is no impairment with respect to this investment.

Declining interest rates in 2001 resulted in record mortgage application volume for the Company. As a result of this record application volume, which included a high percentage of applications to refinance loans currently serviced by the Company, the volume of residential mortgage loan sales increased from $7.2 million in 2000 to $27.6 million in 2001. Net gains from loan sales are included in other operating income and amounted to $560,000 in 2001, compared to $74,000 in 2000.

Noninterest Expense

Noninterest expenses for the year-ended December 31, 2001, were $46.1 million, an increase of 18.7% over the same period in 2000. The increase in 2001 is largely attributable to operating expenses associated with Tompkins Insurance, along with increased amortization expense related to the January 1, 2001, acquisition of Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc. (now Tompkins Insurance) and the September 1, 2000, purchase of the minority interest in Mahopac National Bank. Expenses of Tompkins Insurance added $3.2 million of noninterest expense in 2001, before amortization of intangible assets. Amortization of intangible assets increased $545,000 to $1.7 million in 2001, up from $1.1 million in 2000. The additional amortization expense included $285,000 related to Tompkins Insurance, and $260,000 related to the purchase of the minority interest in Mahopac National Bank.

The Company's efficiency ratio (operating expense excluding amortization of intangible assets, divided by tax-equivalent net interest income plus noninterest income before securities gains and losses) was 55.4% in 2001, compared to 55.1% in 2000. The ratio is relatively unchanged from the previous year, as improvement at the Company's bank subsidiaries was offset by the addition of Tompkins Insurance, which due to its smaller size and the nature of its operations, operates with a relatively higher cost structure than the banks.

Personnel-related expenses comprise the largest segment of other expense, representing approximately 55.0% of noninterest expenses in 2001, compared to approximately 55.3% in 2000. Total personnel-related expenses increased by $3.9 million in 2001, to $25.3 million. The higher personnel-related expenses reflect an increase in full-time equivalent employees from 462 in 2000 to 513 in 2001. Additional staffing levels relate primarily to the addition of Tompkins Insurance, as well as staffing of the Hopewell Office of Mahopac National Bank, which opened in October 2001. Personnel-related expenses in 2001 include some increased costs associated with the consolidation of a majority of the Company's benefit plans, including the pension, 401-K, and ESOP plans, effective January 1, 2001. Although the consolidated benefit plans have increased benefits costs in the current year, management believes the revised benefits make the Company more competitive for recruiting and retaining employees, while providing all employees in the Company an opportunity to receive profit sharing based on the success of Company-wide goals.

Expense for premises, furniture, and fixtures increased to $5.8 million in 2001, from $5.0 million in 2000. The increase in 2001 is primarily related to Tompkins Insurance, which added $434,000 in expenses for premises, furniture, and fixtures in 2001. Also contributing to the increase were the opening of the Hopewell Office in October 2001, and increased depreciation associated with continued investments in technology.

As noted above, amortization of intangible assets increased by $545,000 in 2001, due to amortization of intangible assets associated with Tompkins Insurance beginning in January 2001, and the purchase of the minority interest in Mahopac National Bank in September 2000. At December 31, 2001, the Company had unamortized goodwill related to its various acquisitions of $9.7 million. Upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142 on January 1, 2002, the Company is no longer required to record amortization expense related to goodwill; accordingly, amortization expense in 2002 will be approximately $545,000 less than in 2001. Under SFAS No. 142, the Company is required to perform an annual assessment of intangible assets for impairment. Although impairment testing has yet to be completed, management does not expect to record an impairment loss in 2002 as a result of the adoption of SFAS No. 142.

Other identifiable intangibles on the Company's books consist primarily of core deposit intangibles related to the acquisition of Mahopac National Bank. At December 31, 2001, core deposit intangible assets totaled $3.5 million, and are being amortized over a 10-year period. Amortization of core deposit intangible assets is not affected by the adoption of SFAS No. 142.

Other expenses include, among other things, fees paid for marketing services, postage and courier services, telephone expense, donations, software maintenance and amortization, and card services related expense. The increase from $11.2 million in 2000 to $13.2 million in 2001, is attributable to several factors, including normal increases associated with growth in noninterest revenue; increased marketing costs associated with a new branch opening, increased technology costs, and the inclusion of expenses related to Tompkins Insurance in 2001.

Minority Interest in Consolidated Subsidiaries

Minority interest expense represents the portion of net income in consolidated majority-owned subsidiaries that is attributable to the minority owners of a subsidiary. For Tompkins, minority interest expense in 2000 includes $433,000 related to the approximate 30% interest held by minority owners of Mahopac National Bank for the period from January 1, 2000, through September 1, 2000. Effective September 1, 2000, the Company acquired the interest held by the minority owners. The Company also had minority interest expense of $135,000 and $134,000 in 2000 and 2001, respectively, related to minority interests in three real estate investment trusts, which are substantially owned by the Company's banking subsidiaries.

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes. The 2001 provision was $10.4 million, compared to $8.3 million in 2000. The increase was primarily due to a higher level of taxable income, although the effective tax rate for the Company increased in 2001 to 34.5%, compared to 31.5% in 2000. The increase in the effective tax rate is due to a variety of factors, including a reduction in income from tax-exempt municipal securities from $5.7 million in 2000 to $5.1 million in 2001.

Results of Operations
(Comparison of December 31, 2000 and 1999 results)

Net income for the year ended December 31, 2000, was up 15.2% to $17.5 million, compared to $15.2 million in 1999. On a per share basis the Company earned $2.45 per diluted share compared to $2.12 per share in 1999. Cash earnings, which exclude amortization of intangible assets and one-time merger related expense in 1999, were $18.3 million for the year ended December 31, 2000, up 8.3% from 1999 cash earnings of $16.9 million.

Return on average shareholders' equity (ROE) was 17.09% in 2000, compared to 15.46% in 1999. The lower ROE in 1999 includes the effects of one-time merger-related expenses associated with the Letchworth merger. ROE (using cash earnings) was 17.70% in 2000, and 16.91% in 1999. Return on average assets (ROA) was 1.42% in 2000, and 1.41% in 1999. ROA (using cash earnings) was 1.48% in 2000, and 1.57% in 1999.

Net Interest Income

As illustrated in Table 1, tax-equivalent net interest income improved to $54.0 million in 2000, up from $49.1 million in 1999. The growth was supported by an increased volume of earning assets, which grew by 14.0% in 2000. A portion of the growth is attributable to the fact that average earnings assets include earning assets of Mahopac National Bank for a full year in 2000 and only seven months in 1999. Growth in average earning assets between year-end 1999 and year-end 2000 was primarily in the loan portfolio, which included a $61.4 million increase in average commercial loans, and a $51.8 million increase in average residential real estate loans. Net interest income also benefited from an improved mix of earning assets and interest-bearing liabilities. Average loans for 2000 increased to 69.7% of average earning assets, compared to 67.2% in 1999, while average core deposits improved to 72.7% of average liabilities in 2000, compared to 71.9% in 1999. The $117.3 million increase in average core deposits from 1999 to 2000 was primarily centered in the Company's two newest branches - the Brewster Office of Mahopac National Bank, which opened in the first quarter of 2000; and the Chili Office of The Bank of Castile, which opened in the second quarter of 1999.

The Company's net interest margin declined slightly in 2000 to 4.72%, from 4.89% in 1999. The net interest margin in 2000 was negatively impacted by rising short term interest rates, which resulted in an inverted yield curve for much of 2000, whereby short term interest rates exceeded longer term interest rates. Additionally, the net interest margin experienced downward pressure due to the competitive environment for loans and deposits in the markets in which the Company competes.

Table 2 illustrates changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The $4.9 million increase in tax-equivalent net interest income from 1999 to 2000 included a $14.5 million increase in interest income, which was partially offset by a $9.5 million increase in interest expense. An increased volume of earning assets contributed to a $7.1 million increase in net interest income between 1999 and 2000, while the impact from changes in interest rates resulted in a $2.2 million reduction in net interest income.

Provision for Loan/Lease Losses

The provision for loan/lease losses was $1.2 million in 2000, and $944,000 in 1999. The increase in 2000 was primarily due to growth in the loan portfolio. Nonperforming loans and leases were $4.7 million at December 31, 2000, representing a modest 0.56% of total loans and leases outstanding at year-end. Nonperforming loans and leases at year-end 1999 were $4.3 million, also representing 0.56% of total loans and leases. Net charge-offs of $620,000 in 2000 represented 0.08% of average loans during the period, compared to net charge-offs of $632,000 in 1999, representing 0.09% of average loans and leases.

Noninterest Income

Although net interest income remains the primary revenue source for the Company, noninterest income, excluding sales of securities, increased as a percentage of revenue (net interest income, plus other noninterest income) from 20.1% in 1999, to 21.2% in 2000. The increase reflects success in management's focus on improving noninterest income to better compete with non-bank competitors, and reduce earnings volatility that may result from changes in the general interest rate environment. Noninterest income of $14.4 million for the year ended December 31, 2000, reflects an increase of $2.6 million or 22.2% over 1999. A portion of the growth in 2000 is attributable to the fact that noninterest income of Mahopac National Bank is included for the full year in 2000, and only seven months in 1999. If income from Mahopac National Bank were included for the full year in 1999, the growth in 2000 would have been approximately $2.1 million, or 17.4%.

Trust and investments services income of $4.6 million in 2000 represents an 11.3% increase over 1999. Income generated by Tompkins Investment Services is largely based on the value of the assets managed by the division, which can be affected by general trends in the stock market, as well as the amount of new business generated. Total assets managed by, or in custody of, Tompkins Investment Services had a market value of $1.1 billion at December 31, 2000 and 1999.

Service charges on deposit accounts increased from $3.2 million in 1999, to $3.7 million in 2000. The increase in 2000 is largely attributable to the increase in deposit accounts. The average dollar volume of noninterest-bearing accounts increased by $31.7 million between 1999 and 2000, while saving and money market accounts increased by $51.7 million over the same period.

Card services income is included in other service charges on the consolidated statements of income. Card services products include traditional credit cards, purchasing cards, debit cards, automated teller machines (ATM), and merchant card processing. Fee income associated with card services increased 31.6% in 2000 to $2.1 million, following growth of 56.7% in 1999.

Noninterest income includes a $956,000 increase in cash surrender value of corporate owned life insurance, up from $723,000, in 1999. Although income associated with the insurance policies is not included in interest income, increases in the cash surrender value produced a tax-adjusted return of approximately 8.38% in 2000, and 8.10% in 1999.

Noninterest Expense

The Company's 2000 noninterest expenses increased by 13.1% over 1999, to $38.8 million. Operating expenses, which exclude amortization of intangible assets and one-time merger expense, increased 17.1%. The $5.5 million increase in operating expenses is partially attributable to the fact that expenses of Mahopac National Bank are included for the full year in 2000, and only seven months in 1999. If expenses of Mahopac National Bank were included for the full year in 1999, then the growth in 2000 would have been $3.3 million, or approximately 9.9%. The increase in 2000 also includes approximately $1.1 million of increased expenses associated with two branch office openings -- the Chili Office of The Bank of Castile (opened in the third quarter of 1999), and the Brewster Office of Mahopac National Bank (opened in the first quarter of 2000).

The Company's efficiency ratio (operating expense divided by tax-equivalent net interest income plus noninterest income before securities gains and losses) was 55.1% in 2000, and 52.6% in 1999. The increase in 2000 is primarily due to increased expenses associated with the opening of the Chili Office of The Bank of Castile and the Brewster Office of Mahopac National Bank.

Personnel-related expenses comprise the largest segment of noninterest expense, representing approximately 55.3% of noninterest expenses in 2000, compared to approximately 54.2% in 1999. Total personnel-related expenses increased by $2.9 million in 2000, to $21.5 million. If expenses of Mahopac National Bank were included for the full year in 1999, then the increase in 2000 would have been approximately $1.6 million, or approximately 8.2%.

Expense for premises, furniture, and fixtures increased to $5.0 million in 2000, from $4.1 million in 1999. The increase in 2000 is primarily due to increased expenses associated with the opening of the Chili and Brewster offices. Approximately $277,000 of the increase relates to the fact that expenses of Mahopac National Bank are included for the full year in 2000, and only seven months in 1999.

Amortization of intangible assets for 2000 includes $885,000 of amortization expense related to core deposit intangible assets and approximately $250,000 of amortization expense related to goodwill. Merger-related expenses in 1999 of $1.5 million are primarily related to investment banking services and other professional services associated with the Letchworth merger.

Other expenses include, among other things, fees paid for marketing services, postage and courier services, telephone expense, donations, software maintenance and amortization, and card services related expense. The increase from $9.5 million in 1999 to $11.2 million in 2000, is attributable to several factors, including: normal increases associated with growth in noninterest revenue; increased marketing costs associated with new branch openings; increased technology costs, including the introduction of an improved Internet banking service; and approximately $611,000 related to expenses of Mahopac National Bank that are included for the full year in 2000, and only seven months in 1999.

Minority Interest in Consolidated Subsidiaries

Minority interest expense for 2000 includes $433,000 related to the approximate 30% interest held by minority owners of Mahopac National Bank for the period from January 1, 2000, through September 1, 2000. Effective September 1, 2000, the Company acquired the interest held by the minority owners. Minority interest expense for 1999 includes $403,000 related to the minority owners of Mahopac National Bank for the period from June 3, 1999, through December 31, 1999. The Company also had minority interest expense of $135,000 in 2000, and $155,000 in 1999 related to minority interests in three real estate investment trusts, which are substantially owned by the Company's banking subsidiaries.

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes. The 2000 provision was $8.3 million, compared to $7.8 million in 1999. The upward trend is due to increased levels of taxable income. The effective tax rate for 2000 was 31.5%, compared to 34.1% in 1999.

FINANCIAL CONDITION

During 2001, total assets grew by 8.9% to $1.4 billion, compared to $1.3 billion at December 31, 2000. Table 3 provides a comparison of average and year-end balances of selected balance sheet categories over the past three years, and the change in those balances between 2000 and 2001. Earning asset growth in 2001 consisted of a $44.1 million increase in loans, and a $77.9 million increase in the amortized cost of securities. Asset growth was funded primarily with core deposits, which increased by $64.4 million, and was also supported by a $37.4 million increase in securities sold under agreements to repurchase, and an $8.3 million increase in borrowings.

Table 3 - Balance Sheet Comparisons

AVERAGE BALANCE SHEET
                                                                                           Change (2000-2001)
(dollar amounts in thousands)                          2001         2000         1999     Amount      Percentage
----------------------------------------------------------------------------------------------------------------
Total assets                                     $1,346,450   $1,235,037   $1,077,574   $  111,413          9.02%
Earning assets *                                  1,232,189    1,143,997    1,003,452       88,192          7.71%
Total loans and leases, less earned income
and
   net deferred costs and fees                      852,775      797,205      674,748       55,570          6.97%
Securities *                                        366,756      334,800      310,987       31,956          9.54%
Core deposits                                       873,116      819,771      702,521       53,345          6.51%
Time deposits of $100,000 and more                  169,978      167,149      149,124        2,829          1.69%
Federal funds purchased and securities
   sold under agreements to repurchase               79,132       68,305       60,662       10,827         15.85%
Other borrowings                                     75,101       59,125       49,966       15,976         27.02%
Shareholders' equity                                124,100      102,452       98,342       21,648         21.13%
----------------------------------------------------------------------------------------------------------------


ENDING BALANCE SHEET
                                                                                           Change (2000-2001)
(dollar amounts in thousands)                          2001         2000         1999     Amount      Percentage
----------------------------------------------------------------------------------------------------------------
Total assets                                     $1,420,695   $1,304,894   $1,188,679   $  115,801          8.87%
Earning assets *                                  1,298,163    1,195,419    1,107,510      102,744          8.59%
Total loans and leases, less earned income
and
   net deferred costs and fees                      889,842      845,758      755,382       44,084          5.21%
Securities *                                        408,150      330,236      333,278       77,914         23.59%
Core deposits                                       915,856      851,449      794,303       64,407          7.56%
Time deposits of $100,000 and more                  163,480      183,452      179,936      (19,972)      -10.89%
Federal funds purchased and securities
   sold under agreements to repurchase              109,669       72,231       57,846       37,438         51.83%
Other borrowings                                     75,581       67,257       42,012        8,324         12.38%
Shareholders' equity                                131,072      114,995       96,624       16,077         13.98%
================================================================================================================

* Balances of available-for-sale securities are shown at amortized cost.

Shareholders' Equity

The consolidated statements of changes in shareholders' equity included under
Item 8 herein, detail the changes in equity capital, including payments to shareholders in the form of cash dividends. Per share cash dividends represent the historical per share dividends paid on Tompkins common stock, while the reported dollar amount of dividends paid in periods prior to 2000 represents the cash dividends paid by the combined organization. The Company continued the long history of increasing cash dividends with a per share increase of 1.9% in 2001, which followed an increase of 4.9% in 2000. Dividends per share amounted to $1.10 in 2001, compared to $1.08 in 2000, and $1.03 in 1999. Cash dividends paid represented 41.5%, 44.0%, and 40.5%, of after-tax net income in each of 2001, 2000, and 1999, respectively.

Total shareholders' equity was $131.1 million at December 31, 2001, compared to $115.0 million at December 31, 2000. The $16.1 million increase in shareholders' equity from year-end 2000 to year-end 2001 included an $11.5 million increase in undivided profits, a $3.5 million increase from the issuance of shares to purchase Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., and $3.0 million of other comprehensive income related to unrealized net gains on available-for-sale securities. Increases in shareholders' equity were partially offset by the repurchase of 115,079 shares of common stock during 2001, at a total cost of $3.4 million. On August 15, 2000, the board of directors of the Company approved a repurchase plan (the "Plan") authorizing the repurchase of up to 400,000 shares of the Company's common stock over a 24-month period. As of December 31, 2001, 245,303 shares had been repurchased under the Plan at an average purchase price of $27.92 per share.

The $18.4 million increase in shareholders' equity between year-end 1999 and year-end 2000 was primarily due to a $9.8 million increase in undivided profits and an $8.2 million increase from the issuance of shares to purchase the minority interest in Mahopac National Bank. The $4.7 million of other comprehensive income in 2000 was offset by $4.9 million in common stock repurchased and returned to unissued status.

Tangible equity of $117.0 million represented 8.3% of tangible assets at December 31, 2001, compared to tangible equity of $105.1 million representing 8.1% of tangible assets as of December 31, 2000. Tangible book value per share increased from $14.36 at December 31, 2000, to $15.77 at December 31, 2001.

The Company and its subsidiary banks are subject to quantitative capital measures established by regulation to ensure capital adequacy. Consistent with the objective of operating a sound financial organization, the Company and its subsidiary banks maintain capital ratios well above regulatory minimums, as detailed in Note 17 of the consolidated financial statements.

Securities

The securities portfolio (excluding fair value adjustments on available-for-sale securities) at December 31, 2001, was $408.2 million, reflecting an increase of 23.6%, from the previous year-end. Note 3 to the consolidated financial statements details the types of securities held, the carrying and fair values, and the contractual maturities. Qualified tax-exempt debt securities, primarily obligations of state and political subdivisions, were $70.2 million at December 31, 2001, or 17.2% of total securities, compared to $70.8 million, or 21.4% of securities at year-end 2000. Mortgage-backed securities, consisting mainly of securities issued by U.S. government agencies, totaled $185.9 million at December 31, 2001, compared to $84.3 million at December 31, 2000.

Management's policy is to purchase investment grade securities that, on average, have relatively short expected maturities. This policy helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital. A large percentage of securities are direct obligations of the Federal government and its agencies. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalty. At December 31, 2001, approximately 6.0% of total debt securities were scheduled to mature in one year or less. The maturity distribution of debt securities and mortgage-backed securities as of December 31, 2001, along with the weighted average yield of each category, is presented in Table 4. Balances are shown at amortized cost.

Table 4 - Maturity Distribution

                                                                  As of December 31, 2001
------------------------------------------------------------------------------------------------------
                                                             Securities              Securities
                                                         Available-for-Sale *     Held-to-Maturity
------------------------------------------------------------------------------------------------------
(dollar amounts in thousands)                           Amount     Yield (FTE)  Amount     Yield (FTE)
------------------------------------------------------------------------------------------------------
U.S. Treasuries and Agencies
   Within 1 year                                       $  1,003        6.68%   $      0        0.00%
    Over 1 to 5 years                                    19,909        5.40%          0        0.00%
    Over 5 to 10 years                                   87,317        6.07%          0        0.00%
    Over 10 years                                        29,340        5.56%          0        0.00%
------------------------------------------------------------------------------------------------------
                                                       $137,569        5.87%   $      0        0.00%
------------------------------------------------------------------------------------------------------

State and political subdivisions
   Within 1 year                                       $ 14,218        5.45%   $  7,878        6.69%
    Over 1 to 5 years                                    16,933        6.50%      6,928        7.32%
    Over 5 to 10 years                                   12,869        6.61%      5,469        6.63%
    Over 10 years                                           895        7.21%      6,571        6.72%
------------------------------------------------------------------------------------------------------
                                                       $ 44,915        6.21%   $ 26,846        6.85%
------------------------------------------------------------------------------------------------------

Mortgage-backed securities
   Within 1 year                                       $    429        5.62%   $      0        0.00%
    Over 1 to 5 years                                     2,297        6.72%          0        0.00%
    Over 5 to 10 years                                   12,567        6.16%          0        0.00%
    Over 10 years                                       170,652        6.21%          0        0.00%
------------------------------------------------------------------------------------------------------
                                                       $185,945        6.21%   $      0        0.00%
------------------------------------------------------------------------------------------------------

Other Securities
   Within 1 year                                       $    502        6.67%   $      0        0.00%
    Over 1 to 5 years                                       989        6.91%          0        0.00%
    Over 5 to 10 years                                        0        0.00%          0        0.00%
    Over 10 years                                         3,021        6.03%          0        0.00%
    No fixed maturity                                     8,363        3.06%          0        0.00%
------------------------------------------------------------------------------------------------------
                                                       $ 12,875        4.19%   $      0        0.00%
------------------------------------------------------------------------------------------------------

Total Securities
   Within 1 year                                       $ 16,152        5.57%   $  7,878        6.69%
    Over 1 to 5 years                                    40,128        5.98%      6,928        7.32%
    Over 5 to 10 years                                  112,753        6.15%      5,469        6.63%
    Over 10 years                                       203,908        6.11%      6,571        6.72%
    No fixed maturity                                     8,363        3.06%          0        0.00%
------------------------------------------------------------------------------------------------------
                                                       $381,304        6.01%   $ 26,846        6.85%
------------------------------------------------------------------------------------------------------

* Balances of available-for-sale securities are shown at amortized cost.

Loans/Leases
Total loans and leases, net of unearned income and net deferred loan fees and costs, grew 5.2%, to $889.8 million at December 31, 2001. Table 5 details the composition and volume changes in the loan/lease portfolio over the past five years.

Table 5 - Loan/Lease Classification Summary
                                                                               December 31
(in thousands)                                           2001         2000         1999         1998         1997
-------------------------------------------------------------------------------------------------------------------
Residential real estate                               $ 327,987    $ 344,715    $ 312,506    $ 232,167    $ 208,455
Commercial real estate                                  168,452      152,218      141,903      105,222       96,389
Real estate construction                                 25,112       18,746       19,046        9,064        5,267
Commercial                                              237,483      202,956      166,263      154,085      143,791
Consumer and other                                      111,880      110,126       99,206       78,018       70,678
Leases                                                   21,787       19,565       18,850       15,691       14,313
-------------------------------------------------------------------------------------------------------------------
Total loans and leases                                  892,701      848,326      757,774      594,247      538,893
Less unearned income and net deferred cost and fees      (2,859)      (2,568)      (2,392)      (2,054)      (1,737)
-------------------------------------------------------------------------------------------------------------------
Total loans and leases, net of unearned income and
    deferred costs and fees                           $ 889,842    $ 845,758    $ 755,382    $ 592,193    $ 537,156
===================================================================================================================

Residential real estate loans decreased by $16.7 million or 4.9% in 2001, and comprised 36.9% of total loans and leases. Contributing to the decrease in the residential portfolio was the sale of $27.6 million of residential mortgages and the securitization of an additional $41.4 million of mortgages. The $41.4 million in mortgages securitized in 2001 are now carried as mortgage-backed securities in the Company's available-for-sale securities portfolio. Excluding the residential loan sales and securitizations in 2001, residential real estate loan growth has exceeded 10% in each of the last five years. The Company sold $7.2 million of residential mortgage loans to Federal agencies in 2000.

When residential mortgage loans are sold or securitized, the Company typically retains all servicing which provides a source of fee income. Residential mortgage loans serviced for others totaled $113.6 million at December 31, 2001, compared to $63.3 million at December 31, 2000. The $113.6 million includes the $41.4 million of mortgages securitized in 2001 and now carried as mortgage-backed securities in the Company's available-for-sale securities portfolio. Capitalized mortgage servicing rights totaled $663,000 at December 31, 2001, and $286,000 at December 31, 2000, and are reported as intangible assets on the consolidated statements of condition.

Commercial real estate loans increased by $16.2 million in 2001, or 10.7%. Commercial real estate loans of $168.5 million represented 18.9% of total loans and leases at December 31, 2001. Commercial loans totaled $237.5 million at December 31, 2001, an increase of 17.0% over 2000. Growth in commercial lending reflects an increased emphasis in commercial lending. Management believes that the Company's community banking strategy can provide value to small business customers, while commercial lending products are typically attractive to the Company from a yield and interest rate risk perspective.

The consumer loan portfolio includes personal installment loans, indirect automobile financing, credit card loans, and overdraft lines of credit. Consumer and other loans were $111.9 million at December 31, 2001, up from $110.1 million at December 31, 2000.

The lease portfolio increased by 11.4% in 2001, to $21.8 million. The lease portfolio has traditionally consisted of leases on vehicles for consumers and small businesses. Competition for automobile financing has increased in recent years, resulting in a decline in the consumer lease portfolio. In response to the decline in consumer leasing opportunities, management has increased its marketing efforts relating to commercial leasing, which has been the primary source of growth in the lease portfolio. As of December 31, 2001, commercial leases represented 82.1% of total leases, compared to 69.2% at year-end 2000.

The Company's loan/lease customers are located primarily in the upstate New York communities served by its three subsidiary banks. The Trust Company operates thirteen banking offices in the counties of Tompkins and Schuyler. The Bank of Castile operates thirteen banking offices in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. Mahopac National Bank is located in Putnam County, and operates four banking offices in that county and one full service office in neighboring Dutchess County. The Dutchess County branch opened in 2001. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower. Further information on the Company's lending activities, including related party transactions, is included in Note 5 to the consolidated financial statements.

The Reserve for Loan/Lease Losses

Management reviews the adequacy of the reserve for loan/lease losses (reserve) on a regular basis. Management considers the accounting policy relating to the allowance for loan and lease losses to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that assumption could have on the results of operations. Factors considered in determining the adequacy of the reserve and the related provision include: management's approach to granting new credit; the ongoing monitoring of existing credits by the internal and external loan review functions; the growth and composition of the loan and lease portfolio; comments received during the course of independent examinations; current local economic conditions; past due and nonperforming loan statistics; the estimated values of collateral; and a historical review of loan and lease loss experience. Based upon consideration of the above factors, management believes that the reserve is adequate to provide for the risk of loss inherent in the current loan and lease portfolio.


Management uses a model to measure some of these factors and the resulting quantitative analysis, combined with qualitative assessments, comprise the basis on which the adequacy of the reserve is determined. The $882,000 increase in the reserve between year-end 2000 and year-end 2001 resulted from the provision for loan/lease losses exceeding the net loan losses for the year. The allocation of the Company's reserve for year-end 2001, and each of the previous four year-ends is illustrated in Table 6.


Table 6 - Allocation of the Reserve for Loan/Lease Losses

                                                                        December 31
(dollar amounts in thousands)                       2001        2000        1999        1998        1997
----------------------------------------------------------------------------------------------------------
Total loans outstanding at end of year            $889,842    $845,758    $755,382    $592,193    $537,156
----------------------------------------------------------------------------------------------------------

Allocation of the reserve by
      loan type:
Commercial                                        $  3,011    $  2,526    $  3,281    $  1,906    $    981
Real estate                                          2,755       2,210       1,964       1,384       1,458
Consumer and all other                               2,976       2,771       3,202       2,935       2,256
Unallocated                                          1,964       2,317         781       1,180       2,312
----------------------------------------------------------------------------------------------------------
Total                                             $ 10,706    $  9,824    $  9,228    $  7,405    $  7,007
----------------------------------------------------------------------------------------------------------
Allocation of the reserve as
  a percentage of total reserve:
Commercial                                              28%         26%         36%         26%         14%
Real estate                                             26%         22%         21%         19%         21%
Consumer and all other                                  28%         28%         35%         40%         32%
Unallocated                                             18%         24%          8%         15%         33%
----------------------------------------------------------------------------------------------------------
Total                                                  100%        100%        100%        100%        100%
----------------------------------------------------------------------------------------------------------

Loan/lease types as a percentage
   of total loans/leases:
Commercial                                              26%         24%         22%         26%         27%
Real estate                                             59%         61%         62%         59%         58%
Consumer and all other                                  15%         15%         16%         15%         15%
----------------------------------------------------------------------------------------------------------
Total                                                  100%        100%        100%        100%        100%
----------------------------------------------------------------------------------------------------------

Loans 90 days past due and accruing               $  1,612    $    226    $    168    $    507    $    183
Nonaccruing loans                                    5,736       4,134       3,698       1,611       3,425
Troubled debt restructurings not included above        185         389         400         471         483
----------------------------------------------------------------------------------------------------------
Total nonperforming loans/leases                     7,533       4,749       4,266       2,589       4,091
----------------------------------------------------------------------------------------------------------
Other real estate owned                                 43         175         214         235         244
----------------------------------------------------------------------------------------------------------
Total nonperforming assets                        $  7,576    $  4,924    $  4,480    $  2,824    $  4,335
----------------------------------------------------------------------------------------------------------
Reserve as a percent of loans outstanding             1.20%       1.16%       1.22%       1.25%       1.30%
----------------------------------------------------------------------------------------------------------
Reserve as a percent of nonperforming
----------------------------------------------------------------------------------------------------------
      loans/leases                                  142.12%     206.87%     216.32%     286.02%     171.28%
==========================================================================================================

The reserve represented 1.20% of total loans and leases outstanding at year-end 2001, up slightly from 1.16% at December 31, 2000. The reserve coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) declined slightly to 1.42 times at December 31, 2001, compared to 2.07 times at December 31, 2000. Management is committed to early recognition of loan problems and to maintaining an adequate reserve. The above allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the reserve to each category does not restrict the use of the reserve to absorb losses in any category. The Company's historical loss experience is detailed in Table 7.

Table 7 - Analysis of the Reserve for Loan/Lease Losses

                                                                           December 31
(dollar amounts in thousands)                          2001        2000        1999        1998        1997
-------------------------------------------------------------------------------------------------------------
Average loans outstanding during year                $852,775    $797,205    $674,748    $559,158    $511,989
Balance of reserve at beginning of year                 9,824       9,228       7,405       7,007       6,620
Allowance related to purchase acquisition                 N/A         N/A       1,511         N/A         N/A

Loans charged-off, domestic:
     Commercial, financial, and agricultural              371         130         241         326         230
     Real estate - mortgage                                44         108         105         509          64
     Installment loans to individuals                     843         677         647         674       1,200
     Lease financing                                       28           8           1          10           8
     Other loans                                          108         106         114          70          69
-------------------------------------------------------------------------------------------------------------
Total loans charged-off                              $  1,394    $  1,029    $  1,108    $  1,589    $  1,571
-------------------------------------------------------------------------------------------------------------

Recoveries of loans previously
   charged-ofF, domestic:
     Commercial, financial, and agricultural              360          28          62          69          74
     Real estate - mortgage                                16          31          49           4           3
     Installment loans to individuals                     259         317         343         349         412
     Lease financing                                        1           2           0           5           4
     Other loans                                           34          31          22          21          29
-------------------------------------------------------------------------------------------------------------
Total loans recovered                                $    670    $    409    $    476    $    448    $    522
-------------------------------------------------------------------------------------------------------------
     Net loans charged-off                                724         620         632       1,141       1,049
     Additions to reserve charged to operations         1,606       1,216         944       1,539       1,436
-------------------------------------------------------------------------------------------------------------
     Balance of reserve at end of year               $ 10,706    $  9,824    $  9,228    $  7,405    $  7,007
-------------------------------------------------------------------------------------------------------------
     Net charge-offs as a percent of average loans
           outstanding during year                       0.08%       0.08%       0.09%       0.20%       0.20%
=============================================================================================================

At December 31, 2001, in addition to nonperforming loans, the Company, through its internal loan review function has identified 20 commercial relationships totaling $11.0 million, which it has classified as substandard. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in aggregate, give management reason to believe that the current risk exposure on these loans is not significant. Approximately, $2.2 million of these loans are backed by guarantees of U.S. government agencies. While in a performing status as of December 31, 2001, these loans exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.

Deposits and Other Liabilities

Total deposits of $1.1 billion at December 31, 2001, reflected an increase of $52.6 million over total deposits at year-end 2000. Deposit growth consisted primarily of core deposits, which increased by $64.4 million, while time deposits of $100,000 or more decreased by $20.0 million. Core deposit growth was fairly strong at all of the Company's subsidiary banks. The Company's Hopewell Office, opened in October 2001 contributed $7.1 million of core deposits in 2001.

The Company's liability for securities sold under agreements to repurchase ("repurchase agreements") amounted to $101.5 million at December 31, 2001, representing a $29.2 million increase over year-end 2000. The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $61.5 million at December 31, 2001, and $72.2 million at December 31, 2000. Management generally views local repurchase agreements as an alternative to large time deposits. The Company's wholesale repurchase agreements are with the Federal Home Loan Bank
(FHLB) and amounted to $40.0 million at year-end 2001. There were no wholesale repurchase agreements at December 31, 2000.

During 2001, the Company increased its other borrowings from the FHLB by $8.1 million, to $75.3 million. Other borrowings outstanding at December 31, 2001, included $2.9 million in borrowings due in one year or less, and $72.4 million due in more than one year. The weighted average interest rate on borrowings due in more than one year was 5.25% at December 31, 2001.


LIQUIDITY MANAGEMENT

The objective of liquidity management is to ensure the availability of adequate funding sources to satisfy the demand for credit, deposit withdrawals, and business investment opportunities. The Company's large, stable core deposit base and strong capital position are the foundation for the Company's liquidity position. Asset and liability positions are monitored primarily through Asset/Liability Management Committees of the subsidiary banks individually and on a combined basis. These Committees review periodic reports on the liquidity and interest rate sensitivity positions. Comparisons with industry and peer groups are also monitored. The Company's strong reputation in the communities it serves, along with its strong financial condition, provide access to numerous sources of liquidity as described below. Management believes these diverse liquidity sources provide sufficient means to meet all demands on the Company's liquidity that are reasonably likely to occur.

Core deposits remain the key funding source, representing 84.2% of total deposits, and 71.1% of total liabilities at December 31, 2001. Non-core funding sources (time deposits of $100,000 or more, brokered time deposits, repurchase agreements, and other borrowings) increased as a percentage of total liabilities from 27.2% at December 31, 2000, to 27.7% at December 31, 2001. Short-term investments, consisting of securities with maturities of one year or less and Federal funds sold, decreased from $52.5 million at December 31, 2000, to $23.9 million at December 31, 2001. The ratio of short-term investments to short-term non-core liabilities decreased from 19.5% at year-end 2000, to 10.4% at year-end 2001, indicating an increase in the volume of long-term assets supported by short-term non-core liabilities.

Non-core funding sources may require securities to be pledged against the underlying liability. At December 31, 2001, securities pledged to secure certain large deposits, repurchase agreements, and other borrowings amounted to $299.0 million, compared to $261.5 million at December 31, 2000. Total securities pledged for deposits and repurchase agreements represented 72.3% of total securities at December 31, 2001, compared to 79.2% of total securities at December 31, 2000.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, negotiable certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At December 31, 2001, the unused borrowing capacity on established lines with the FHLB was $151.3 million. As members of the FHLB, the Company's subsidiary banks can use unencumbered mortgage-related assets to secure additional borrowings from the FHLB. The majority of the Company's unrestricted real estate assets are held in real estate investment trusts ("REITs"), which are substantially owned by the three subsidiary banks. At December 31, 2001, total qualifying real estate assets in the Company's REITs were $312.3 million.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, increased from $84.3 million at year-end 2000, to $188.5 million at year-end 2001. Using current prepayment assumptions, cash flow from mortgage-backed securities is expected to be approximately $60 million in 2002. Investments in residential mortgage loans, consumer loans, and leases totaled approximately $461.7 million at December 31, 2001. Aggregate amortization from monthly payments on these loan assets provides significant additional cash flow to the Company. Table 8 details total scheduled maturities of selected loan categories.

Table 8 - Loan Maturity

Remaining maturity of selected loans                              At December 31, 2001
(dollar amounts in thousands)                      Total     Within 1 year   1-5 years   After 5 years
------------------------------------------------------------------------------------------------------
Commercial real estate                           $168,452      $  2,443      $ 13,307      $152,702
Real estate construction                           25,112         6,492         1,711        16,909
Commercial                                        237,483        66,450        48,414       122,619
------------------------------------------------------------------------------------------------------
Total                                            $431,047      $ 75,385      $ 63,432      $292,230
======================================================================================================

In the normal course of business the Company is party to certain financial instruments with off-balance-sheet risk such as commitments under stand-by letters of credit, unused portions of lines of credit, and commitments to fund new loans. The Company's policy is to record such instruments when funded. Further information on the Company's commitments and contingent liabilities is provided in Note 14 to the consolidated financial statements.


RECENT ACCOUNTING STANDARDS


Accounting For Derivative Instruments and Hedging Activities: The Company adopted the provisions of Financial Accounting Standards Board (FASB) SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those assets at fair value. Changes in fair value of the derivative financial instruments are reported as either net income or as a component of comprehensive income, depending on whether or not it qualifies for hedge accounting. Consequently, for those entities using derivative instruments, there may be increased volatility in net income and shareholders' equity as a result of accounting for derivatives in accordance with SFAS No. 133.

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

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities: In September 2000, The FASB issued SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces identically titled SFAS No. 125, and it carries forward most of SFAS No. 125's provisions without change. It does revise accounting standards for securitizations and certain other transfers of financial assets and collateral. The statement is generally applied prospectively to transactions and servicing activities occurring after March 31, 2001, although provisions with respect to collateral and certain disclosure requirements are effective for fiscal years ending after December 15, 2000. The adoption of this statement did not have a material impact on the consolidated financial statements of the Company.

ACCOUNTING FOR BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS:
In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Effective January 1, 2002, SFAS No. 121 was superceded by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Currently, the FASB has stated that the unidentifiable intangible asset acquired in the acquisition of a bank or thrift (including acquisitions of branches), where the fair value of the liabilities assumed exceeds the fair value of the assets acquired, should continue to be accounted for under SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. Under SFAS No. 72, all of the intangible assets associated with branch acquisitions recorded on the Company's consolidated balance sheet as of December 31, 2001 will continue to be amortized. The FASB has announced that additional research will be performed to decide whether unidentifiable intangible assets recorded under SFAS No. 72 should be accounted for similarly to goodwill under SFAS No.
142. However, issuance of final opinion with respect to this matter is not expected until the fourth quarter of 2002.

ACCOUNTING FOR BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS:
(continued)

The Company adopted the provisions of SFAS No. 141 in 2001. The adoption of SFAS No. 141 did not have an impact on the Company's consolidated financial statements. The Company is required to adopt the provisions of SFAS No. 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized prior to the adoption of SFAS No. 142.

SFAS No. 141 will require upon adoption of SFAS No. 142, that the company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible assets is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption based upon criteria contained in SFAS No. 142. Any transitional impairment loss would be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of income. At this time, the Company has not completed its transitional goodwill impairment evaluation. However, the Company does not anticipate there will be any significant transitional impairment losses from the adoption of SFAS No. 142.

At December 31, 2001, the Company had unamortized goodwill related to its various acquisitions (see note 2) totaling $9.7 million. The amortization of this goodwill amounted to $.5 million for the year ended December 31, 2001 ($.6 million when annualized for a full year's amortization of the goodwill recorded in 2001). In accordance with SFAS No. 142, the Company will no longer amortize this goodwill subsequent to December 31, 2001, which will reduce non-interest expenses by $.5 million in 2002, as compared to 2001.

At December 31, 2001, the Company had core deposit intangible assets related to various acquisitions (see note 2) of $3.5 million. The amortization of these intangible assets amounted to $.9 million during the year ended December 31, 2001. In accordance with SFAS No. 142, these intangible assets will continue to be amortized.

At December 31, 2001, the Company had unidentified intangible assets accounted for under SFAS No. 72 of approximately $234,000 related to various branch acquisitions. This intangible asset is currently excluded from the scope of SFAS No. 142. The amortization expense related to these unidentified intangible assets totaled $239,000 for the year ended December 31, 2001. As noted above, while the FASB is reconsidering the exclusion of this type of intangible asset from the scope of SFAS No. 142, at the present time this intangible asset will continue to be amortized.

ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS: In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The adoption of SFAS No. 144 on January 1, 2002, did not have a material impact on the Company's financial condition or results of operations.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

MARKET RISK

The Company's primary market risk exposure relates to sensitivity to interest rate changes. Interest rate sensitivity refers to the volatility in earnings, resulting from changes in interest rates. Each quarter, or more frequently if necessary, the Asset/Liability Management Committees estimate the earnings impact of changes in interest rates. The findings of the committees are incorporated into investment and funding decisions, and in the business planning process.

Table 9 is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of December 31, 2001. The analysis reflects a slightly liability sensitive position, suggesting that earnings would benefit from a declining interest rate environment and would be hindered by a rising rate environment. Due to the current low interest rate environment; however, simulation models suggest that the Company's earnings would suffer more in a declining rate environment than in a rising rate environment as assets yields have more room to decline than costs on the Company's funding sources.

Table 9 - Interest Rate Risk Analysis

Condensed Static Gap - December 31, 2001                                    Repricing Interval

                                                                                                           Cumulative
(dollar amounts in thousands)                           Total   0-3 months     3-6 months   6-12 months     12 months
---------------------------------------------------------------------------------------------------------------------
Interest-earning assets*                           $1,298,163   $  391,582     $   83,048    $  134,957    $  609,587
Interest-bearing liabilities                        1,047,209      436,494         71,255       112,517       620,266
---------------------------------------------------------------------------------------------------------------------
Net gap position                                            0      (44,912)        11,793        22,440       (10,679)
---------------------------------------------------------------------------------------------------------------------
Net gap position as a percentage of total assets            0        (3.41%)         0.89%         1.70%        (0.81%)
=====================================================================================================================

* Balances of available-for-sale securities are shown at amortized cost.

The board of directors has set a policy that the Company's interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of 200 basis point change in rates. Based upon the simulation analysis performed as of December 31, 2001, a 200 basis point upward shift in interest rates over a one-year time frame would result in a one-year decline of approximately 0.5% in net interest income, assuming management takes no action to address balance sheet mismatches. The same simulation indicates that a 200 basis point decline in interest rates over a one-year period would result in a decrease in net interest income of 2.3%. The simulation model is useful in identifying potential exposure to interest rate movements; however, management feels that certain actions could be taken to offset some of the negative effects of unfavorable movements in interest rates. Although the analysis reflects some exposure to changes in interest rates, management believes the exposure is not significant in relation to the earnings and capital strength of the Company.

Additional information regarding market risk of the Company's financial instruments at December 31, 2001 is provided in Table 10.

Table 10 - Repricing Intervals of Selected Financial Instruments

(dollar amounts in thousands)                                                                   Greater
                                         0-1 year     1-2 years     2-3 years     3-5 years  than 5 years         Total   Fair Value
------------------------------------------------------------------------------------------------------------------------------------
Financial Assets:
Available-for-sale securities          $  164,431    $   68,688    $   47,761    $   44,559    $   60,930    $  386,369    $ 386,369
       Average interest rate*                5.27%         6.21%         6.13%         6.01%         6.09%         5.75%
Held-to-maturity securities                 8,627         2,763         1,780         3,160        10,516        26,846       27,255
       Average interest rate*                5.41%         5.38%         5.29%         5.36%         4.97%         5.22%
Loans/leases                              412,059       134,261       123,335       113,532       106,655       889,842      903,543
       Average interest rate*                7.20%         8.08%         8.27%         8.01%         7.76%         7.62%

Financial Liabilities:
Time deposits                          $  345,938    $   33,892    $   20,821    $    3,881    $        0    $  404,532    $ 408,237
       Average interest rate                 3.68%         4.13%         4.95%         5.41%            0%         3.83%
Federal funds sold and securities
  sold under agreements to repurchase      74,669         5,000        10,000        15,000         5,000       109,669      109,827
       Average interest rate                 2.87%         4.11%         5.12%         4.27%         4.29%         3.37%
Other borrowings                            2,912         2,475        11,773        24,421        34,000        75,581       77,796
       Average interest rate                 5.13%         5.94%         4.61%         6.04%         4.85%         5.24%
====================================================================================================================================

 * Interest rate on tax-exempt obligations is shown before tax-equivalent adjustments.

                      [This Page Intentionally Left Blank]

Item 8.  Financial Statements and Supplementary Data

Consolidated Statements of Condition

                                                                                                               As of December 31
(in thousands except share and per share data)                                                                2001           2000
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and non-interest bearing balances due from banks                                                  $    43,946    $    45,939
Interest bearing balances due from banks                                                                        21              0
Federal funds sold                                                                                             150         19,425
Available-for-sale securities, at fair value                                                               386,369        304,358
Held-to-maturity securities, fair value of $27,255 at
      December 31, 2001, and $26,147 at December 31, 2000                                                   26,846         25,863
Loans and leases, net of unearned income and deferred costs and fees                                       889,842        845,758
Less reserve for loan/lease losses                                                                          10,706          9,824
---------------------------------------------------------------------------------------------------------------------------------
                                                                                   Net Loans/Leases        879,136        835,934

Bank premises and equipment, net                                                                            25,034         23,861
Corporate owned life insurance                                                                              20,451         18,581
Intangible assets                                                                                           14,072          9,858
Accrued interest and other assets                                                                           24,670         21,075
---------------------------------------------------------------------------------------------------------------------------------
                                                                                       Total Assets    $ 1,420,695    $ 1,304,894

Liabilities, Minority Interest in Consolidated Subsidiaries,
            And shareholders' equity
Deposits:
  Interest-bearing:
      Checking, savings, and money market                                                              $   457,427    $   406,081
      Time                                                                                                 404,532        420,255
  Noninterest-bearing                                                                                      225,499        208,565
---------------------------------------------------------------------------------------------------------------------------------
                                                                                     Total Deposits      1,087,458      1,034,901

Federal funds purchased and securities sold under agreements to repurchase                                 109,669         72,231
Other borrowings                                                                                            75,581         67,257
Other liabilities                                                                                           15,423         14,020
---------------------------------------------------------------------------------------------------------------------------------
                                                                                  Total Liabilities      1,288,131      1,188,409
---------------------------------------------------------------------------------------------------------------------------------

Minority interest in consolidated subsidiaries                                                               1,492          1,490

Shareholders' equity:
  Common stock - par value $0.10 per share:  Authorized 15,000,000 shares;
       Issued 7,442,177 shares at December 31, 2001, and 7,344,813 shares at December 31, 2000                 744            734
  Surplus                                                                                                   45,456         44,182
  Undivided profits                                                                                         82,385         70,894
  Accumulated other comprehensive income (loss)                                                              3,039             (9)
  Treasury stock at cost: 24,529 shares at December 31, 2001, and
      24,886 shares at December 31, 2000                                                                      (466)          (473)
  Unallocated ESOP:  10,170 shares at December 31, 2001, and
      32,261 shares at December 31, 2000                                                                       (86)          (333)
---------------------------------------------------------------------------------------------------------------------------------
                                                                         Total Shareholders' Equity        131,072        114,995
---------------------------------------------------------------------------------------------------------------------------------
                                 Total Liabilities, Minority Interest in Consolidated Subsidiaries,
                                                                           and Shareholders' Equity    $ 1,420,695    $ 1,304,894
=================================================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Income


                                                                                            Year ended December 31
(in thousands except per share data)                                                      2001       2000       1999
---------------------------------------------------------------------------------------------------------------------
Interest and Dividend Income
Loans                                                                                  $ 71,592   $ 70,587   $ 57,790
Interest on balances due from banks                                                           3          0          0
Federal funds sold                                                                          487        726        980
Available-for-sale securities                                                            20,861     19,216     17,229
Held-to-maturity securities                                                               1,215      1,489      1,618
---------------------------------------------------------------------------------------------------------------------
                                                 Total Interest and Dividend Income      94,158     92,018     77,617
---------------------------------------------------------------------------------------------------------------------
Interest Expense
Deposits:
    Time certificates of deposit of $100,000 or more                                      7,970     10,205      7,498
    Other deposits                                                                       20,458     22,288     17,642
Federal funds purchased and securities sold under agreements to repurchase                3,453      3,996      2,919
Other borrowings                                                                          4,294      3,587      2,492
---------------------------------------------------------------------------------------------------------------------
                                                             Total Interest Expense      36,175     40,076     30,551
---------------------------------------------------------------------------------------------------------------------
                                                                Net Interest Income      57,983     51,942     47,066
                                               Less Provision for Loan/Lease Losses       1,606      1,216        944
                          Net Interest Income After Provision for Loan/Lease Losses      56,377     50,726     46,122
---------------------------------------------------------------------------------------------------------------------
Noninterest Income
Trust and investment services income                                                      4,646      4,586      4,119
Service charges on deposit accounts                                                       4,676      3,739      3,223
Insurance commissions and fees                                                            4,225          0          0
Other service charges                                                                     4,259      3,812      2,716
Increase in cash surrender value of corporate owned life insurance                        1,068        956        723
Other operating income                                                                      924        882      1,083
Gain (loss) on sale of available-for-sale securities                                         66        450        (59)
---------------------------------------------------------------------------------------------------------------------
                                                           Total Noninterest Income      19,864     14,425     11,805
---------------------------------------------------------------------------------------------------------------------
Noninterest Expenses
Salaries and wages                                                                       20,338     17,354     15,131
Pension and other employee benefits                                                       5,004      4,112      3,469
Net occupancy expense of bank premises                                                    2,787      2,439      1,801
Net furniture and fixture expense                                                         3,042      2,582      2,255
Amortization of intangible assets                                                         1,680      1,135        687
Merger and acquisition-related expenses                                                       0          0      1,463
Other operating expenses                                                                 13,210     11,197      9,514
---------------------------------------------------------------------------------------------------------------------
                                                         Total Noninterest Expenses      46,061     38,819     34,320
---------------------------------------------------------------------------------------------------------------------
                                      Income Before Income Tax Expense and Minority
                                              Interest in Consolidated Subsidiaries      30,180     26,332     23,607
Minority interest in consolidated subsidiaries                                              134        568        558
                                                                 Income Tax Expense      10,419      8,252      7,849
---------------------------------------------------------------------------------------------------------------------
                                                                         Net Income    $ 19,627   $ 17,512   $ 15,200
---------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                               $   2.65   $   2.47   $   2.15
Diluted earnings per share                                                             $   2.62   $   2.45   $   2.12
=====================================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                                              Year ended December 31
(in thousands)                                                                            2001         2000         1999
-------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                            $  19,627    $  17,512    $  15,200
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan/lease losses                                                         1,606        1,216          944
  Depreciation and amortization premises, equipment, and software                         2,770        2,461        2,166
  Amortization of intangible assets                                                       1,680        1,135          687
  Earnings from corporate owned life insurance, net                                        (985)        (956)        (723)
  Net amortization on securities                                                            431           17          266
  Deferred income tax benefit                                                              (332)        (599)        (576)
  Net (gain) loss on sale of securities                                                     (66)        (450)          59
  Net gain on sale of loans                                                                (560)         (74)         (27)
  Proceeds from sale of loans                                                            28,125        8,336        7,463
  Loans originated for sale                                                             (28,356)      (8,262)      (7,436)
  Net (gain) loss on sale of bank premises                                                  (32)           3          (32)
  Treasury stock issued                                                                      10           75           41
  ISOP/ESOP shares released or committed to be released for allocation                      744          159          384
  Decrease (increase) in interest receivable                                                943       (1,419)        (802)
  (Decrease) increase in interest payable                                                (1,655)       1,271          (18)
  Other, net                                                                             (4,541)        (268)      (2,127)
-------------------------------------------------------------------------------------------------------------------------
                                          Net Cash Provided by Operating Activities      19,409       20,157       15,469
-------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from maturities of available-for-sale securities                             206,590       39,768       82,381
  Proceeds from sales of available-for-sale securities                                    1,497        9,393       12,983
  Proceeds from maturities of held-to-maturity securities                                 9,191       10,750       12,296
  Purchases of available-for-sale securities                                           (244,016)     (50,955)    (115,701)
  Purchases of held-to-maturity securities                                              (10,194)      (5,674)      (6,766)
  Net increase in loans/leases                                                          (85,458)     (90,996)     (72,496)
  Proceeds from sales of bank premises and equipment                                        234           33           74
  Purchase of bank premises and equipment                                                (3,738)      (5,547)      (2,434)
  Purchase of corporate owned life insurance                                               (885)      (4,358)        (815)
  Net cash (used in) provided by acquisitions                                            (1,058)           0        4,258
-------------------------------------------------------------------------------------------------------------------------
                                              Net Cash Used in Investing Activities    (127,837)     (97,586)     (86,220)
-------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net increase in demand deposits, money market accounts, and savings accounts           68,280       16,778       58,059
  Net (decrease) increase in time deposits                                              (15,723)      43,884       40,701
  Net increase (decrease) in securities sold under agreements to repurchase and
     Federal funds purchased                                                             37,438       14,385       (3,359)
  Net increase (decrease) in other borrowings                                             7,996       25,245       (6,961)
  Cash dividends                                                                         (8,136)      (7,696)      (6,159)
  Repurchase of common stock                                                             (3,408)      (4,870)      (4,101)
  Net proceeds from exercise of stock options, warrants, and related tax benefit            734          288          691
  Cash paid in lieu of fractional Letchworth common shares                                    0           (9)           0
-------------------------------------------------------------------------------------------------------------------------
                                          Net Cash Provided by Financing Activities      87,181       88,005       78,871
-------------------------------------------------------------------------------------------------------------------------
  Net (decrease) increase in cash and cash equivalents                                  (21,247)      10,576        8,120
-------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at beginning of year                                         65,364       54,788       46,668
-------------------------------------------------------------------------------------------------------------------------
                                           Cash and Cash Equivalents at End of Year   $  44,117    $  65,364    $  54,788
=========================================================================================================================

SUPPLEMENTAL INFORMATION:
  Cash paid during the year for:
      Interest                                                                        $  37,830    $  38,805    $  30,569
      Income taxes                                                                    $  11,017    $   9,307    $  10,307
  Non-cash investing and financing activities:
      Fair value of non-cash assets acquired in purchase acquisition                  $   1,504    $  60,034    $ 143,298
      Fair value of liabilities assumed in purchase acquisitions                      $   1,449    $  55,469    $ 147,556
      Fair value of shares issued for acquisitions                                    $   3,458    $   8,176    $       0
      Securitization of loans                                                         $  41,440    $       0    $       0

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

------------------------------------------------------------------------------------------------------------------------------------
                                                                                  Accumulated
                                                                                     Other
(in thousands except share and                Common                  Undivided   Comprehensive  Treasury   Unallocated
per share data)                               Stock       Surplus      Profits    Income (Loss)    Stock        ESOP        Total
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998               $     717    $  43,774    $  52,037    $   2,339    $    (548)   $    (667)   $  97,652
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net income                                                          15,200                                              15,200
     Other comprehensive loss                                                         (7,084)                                (7,084)
                                                                                                                           ---------
             Total Comprehensive Income                                                                                       8,116
                                                                                                                           ---------
                                                                         (6,159)                                             (6,159)
Cash dividends ($1.03 per share)
Exercise of stock options, and related
   tax benefit (71,786 shares, net)                 7          684                                                              691
Treasury stock issued (1,226 shares)                            18                                     23                        41
Treasury stock purchased and returned
    to unissued status by pooled company
    (9,465 shares)                                 (1)        (215)                                                            (216)
Common stock repurchased and returned to
   unissued status (119,266 shares)               (13)      (3,872)                                                          (3,885)
ISOP/ESOP shares released or committed to
   be released for allocation (14,164 shares)                  159                                                 225          384
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999               $     710    $  40,548    $  61,078    $  (4,745)   $    (525)   $    (442)   $  96,624
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net income                                                          17,512                                              17,512
     Other comprehensive income                                                        4,736                                  4,736
                                                                                                                           ---------
             Total Comprehensive Income                                                                                      22,248

                                                                                                                           ---------
                                                                (9)                                                              (9)
Cash paid in lieu of fractional Letchworth
    common shares
Cash dividends ($1.08 per share)                                         (7,696)                                             (7,696)
Exercise of stock options, and related tax
   benefit (16,208 shares, net)                     2          286                                                              288
Treasury stock issued (2,777 shares)                            23                                     52                        75
Common stock repurchased and returned to
   unissued status (185,696 shares)               (19)      (4,851)                                                          (4,870)
ESOP shares released or committed to be
   released for allocation (5,376 shares)                       50                                                 109          159
Shares issued for purchase acquisition
   (415,000 shares)                                41        8,135                                                            8,176
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000               $     734    $  44,182    $  70,894    $      (9)   $    (473)   $    (333)   $ 114,995
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net income                                                          19,627                                              19,627
     Other comprehensive income                                                        3,048                                  3,048
                                                                                                                           ---------
             Total Comprehensive Income                                                                                      22,675
                                                                                                                           ---------
                                                                         (8,136)                                             (8,136)
Cash dividends ($1.10 per share)
Exercise of stock options and related tax
   benefit (48,177 shares, net)                     5          729                                                              734
Treasury stock issued (357 shares)                               3                                      7                        10
Common stock repurchased and returned to
   unissued status (115,079 shares)               (11)      (3,397)                                                          (3,408)
ESOP shares released or committed to be
   released for allocation (22,091 shares)                     497                                                 247          744
Shares issued for purchase acquisitions
   (164,266 shares)                                16        3,442                                                            3,458
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2001               $     744    $  45,456    $  82,385    $   3,039    $    (466)   $     (86)   $ 131,072
====================================================================================================================================

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies

Basis of Presentation: Tompkins Trustco, Inc. ("Tompkins" or "the Company") is a Financial Holding Company, organized under the laws of New York State, and is the parent company of -Tompkins Trust Company (the "Trust Company"), The Bank of Castile, and The Mahopac National Bank ("Mahopac National Bank"); and Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). The consolidated financial information included herein combines the results of operations, the assets, liabilities, and shareholders' equity (including comprehensive income) of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclose contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Amounts in the prior years' consolidated financial statements are reclassified when necessary to conform to the current year's presentation.

Cash Equivalents: Cash equivalents in the consolidated statements of cash flows include cash and non-interest bearing balances due from banks, interest-bearing balances due from banks, and Federal funds sold.

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

Loans and Leases: Loans are reported at their principal outstanding balance, net of deferred loan origination fees and costs, and unearned income. The Company has the ability and intent to hold its loans for the foreseeable future, except for certain residential real estate loans held-for-sale and education loans which are sold to a third party from time to time upon reaching repayment status. The Company provides motor vehicle and equipment financing to its customers through direct financing leases. These leases are carried at the aggregate of lease payments receivable, plus estimated residual values, less unearned income. Unearned income on direct financing leases is amortized over the lease terms, resulting in a level rate of return.

Reserve for Loan/Lease Losses: The reserve for loan/lease losses is regularly evaluated by management in order to maintain the reserve at a level consistent with the inherent risk of loss in the loan and lease portfolios. Management's evaluation of the adequacy of the reserve is based upon a review of the Company's historical loss experience, known and inherent risks in the loan and lease portfolios, the estimated value of collateral, the level of nonperforming loans, and trends in delinquencies. External factors, such as the level and trend of interest rates and the national and local economies, are also considered. Management believes that the current reserve for loan/lease losses is adequate.

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

Goodwill and Core Deposit Intangible: Goodwill represents the excess of purchase price over the fair value of assets acquired in a transaction using purchase accounting. Core deposit intangible represents a premium paid to acquire a base of stable low cost deposits in the acquisition of a bank, or a bank branch, using purchase accounting. The amortization period for core deposit intangible ranges from 5 years to 10 years. The amortization periods are monitored to determine if circumstances require such period to be reduced. The Company periodically reviews its intangible assets for changes in circumstances that may indicate the carrying amount of the asset is impaired. Prior to the adoption of SFAS No. 142 on January 1, 2002, the amortization period of goodwill ranged from 10 years to 20 years. Refer to "ACCOUNTING FOR BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS" below for change affecting the future accounting treatment of goodwill and other intangibles.

Securities Sold Under Agreements to Repurchase: Securities sold under agreements to repurchase (repurchase agreements) are agreements in which the Company transfers the underlying securities to a third-party custodian's account that explicitly recognizes the Company's interest in the securities. The agreements are accounted for as secured financing transactions provided the Company maintains effective control over the transferred securities and meets other criteria as specified in Statement of Financial Accounting Standards (SFAS) No.
140. The Company's agreements are accounted for as secured financings; accordingly, the transaction proceeds are reflected as liabilities and the securities underlying the agreements continue to be carried in the Company's securities portfolio.

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

Trust and Investment Services: Assets held in fiduciary or agency capacities for customers are not included in the accompanying consolidated statements of condition, since such items are not assets of the Company. Fees associated with providing trust and investment services are included in noninterest income.

Earnings Per Share: Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the year plus the maximum dilutive effect of stock issuable upon conversion of stock options or certain other contingencies.

Cash Dividends Per Share: Cash dividends per share reflect actual historical dividends paid by Tompkins Trustco, Inc. for all periods presented.

Segment Reporting: The Company's operations are solely in the financial services industry and include traditional commercial banking and related financial services. The Company operates primarily in the geographical areas in the proximity of its branch locations in New York State. Operating decisions are made based upon a review of the Company's traditional banking and related financial services, which constitute the Company's only reportable segment.

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

STOCK BASED COMPENSATION: The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, compensation expense is recognized only if the exercise price of the option is less than the fair value of the underlying stock at the grant date. Statement of Financial Accounting Standards (SFAS) No. 123 requires companies not using a fair value based method of accounting for stock options to provide pro forma disclosure of net income and earnings per share as if the fair value method of accounting had been applied.

Accounting For Derivative Instruments and Hedging Activities: The Company adopted the provisions of Financial Accounting Standards Board (FASB) SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those assets at fair value. Changes in fair value of the derivative financial instruments are reported as either net income or as a component of comprehensive income, depending on whether or not it qualifies for hedge accounting. Consequently, for those entities using derivative instruments, there may be increased volatility in net income and shareholders' equity as a result of accounting for derivatives in accordance with SFAS No. 133.

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

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities: In September 2000, The FASB issued SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces identically titled SFAS No. 125, and it carries forward most of SFAS No. 125's provisions without change. It does revise accounting standards for securitizations and certain other transfers of financial assets and collateral. The statement is generally applied prospectively to transactions and servicing activities occurring after March 31, 2001, although provisions with respect to collateral and certain disclosure requirements are effective for fiscal years ending after December 15, 2000. The adoption of this statement did not have a material impact on the consolidated financial statements of the Company.

ACCOUNTING FOR BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS:
In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Effective January 1, 2002, SFAS No. 121 was superceded by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Currently, the FASB has stated that the unidentifiable intangible asset acquired in the acquisition of a bank or thrift (including acquisitions of branches), where the fair value of the liabilities assumed exceeds the fair value of the assets acquired, should continue to be accounted for under SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. Under SFAS No. 72, all of the intangible assets associated with branch acquisitions recorded on the Company's consolidated balance sheet as of December 31, 2001 will continue to be amortized. The FASB has announced that additional research will be performed to decide whether unidentifiable intangible assets recorded under SFAS No. 72 should be accounted for similarly to goodwill under SFAS No.
142. However, issuance of final opinion with respect to this matter is not expected until the fourth quarter of 2002.

The Company adopted the provisions of SFAS No. 141 in 2001. The adoption of SFAS No. 141 did not have an impact on the Company's consolidated financial statements. The Company is required to adopt the provisions of SFAS No. 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized prior to the adoption of SFAS No. 142.

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

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption based upon criteria contained in SFAS No. 142. Any transitional impairment loss would be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of income. At this time, the Company has not completed its transitional goodwill impairment evaluation. However, the Company does not anticipate there will be any significant transitional impairment losses from the adoption of SFAS No. 142.

At December 31, 2001, the Company had unamortized goodwill related to its various acquisitions (see Note 2) totaling $9.7 million. The amortization of this goodwill amounted to $.5 million for the year ended December 31, 2001 ($.6 million when annualized for a full year's amortization of the goodwill recorded in 2001). In accordance with SFAS No. 142, the Company will no longer amortize this goodwill subsequent to December 31, 2001, which will reduce non-interest expenses by $.5 million in 2002, as compared to 2001.

At December 31, 2001, the Company had core deposit intangible assets related to various acquisitions (see Note 2) of $3.5 million. The amortization of these intangible assets amounted to $.9 million during the year ended December 31, 2001. In accordance with SFAS No. 142, these intangible assets will continue to be amortized.

ACCOUNTING FOR BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS:
(continued)

At December 31, 2001, the Company had unidentified intangible assets accounted for under SFAS No. 72 of approximately $234,000 related to various branch acquisitions. This intangible asset is currently excluded from the scope of SFAS No. 142. The amortization expense related to these unidentified intangible assets totaled $239,000 for the year ended December 31, 2001. As noted above, while the FASB is reconsidering the exclusion of this type of intangible asset from the scope of SFAS No. 142, at the present time this intangible asset will continue to be amortized.

ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS: In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The adoption of SFAS No. 144 on January 1, 2002, did not have a material impact on the Company's financial condition or results of operations.

Note 2 Mergers and Acquisitions

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

Letchworth was the holding company for The Bank of Castile, Castile, New York, and Mahopac National Bank, Mahopac, New York. The Bank of Castile continues to operate its community banking business as a wholly-owned subsidiary of Tompkins. The Bank of Castile conducts its operations through its main office located in Castile, New York, and at its thirteen branch offices in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. In 1999, The Bank of Castile opened its first branch office in Monroe County. Immediately following the Letchworth merger, Tompkins owned 70% of Mahopac National Bank outstanding common stock and Mahopac National Bank continued to operate its community banking business as a majority-owned subsidiary of Tompkins. As noted below, Tompkins subsequently purchased the additional remaining shares of Mahopac National Bank, such that at December 31, 2000, Tompkins effectively owned all of Mahopac National Bank outstanding common stock. Mahopac National Bank is located in Putnam County, New York, and operates four bank branches in that county, and one office in Dutchess County.

As a result of the merger, the Company incurred one-time merger-related expenses of approximately $1.5 million ($1.3 million after tax impact), which were recognized in the fourth quarter of 1999. The expenses related primarily to fees for professional services and also include fees for data processing conversion and certain employment-related costs. As of December 31, 2000, all amounts were paid.

The merger qualified as a tax-free reorganization and was accounted for as a pooling-of-interests. All historical financial information in this annual report has been restated for the combination of the two companies.

The following table presents the results of operations for the year ended December 31, 1999, as reported by each of the companies, and on a combined basis:


Year Ended December 31  (dollar amounts in thousands, except per share)
                                                                            1999
--------------------------------------------------------------------------------
Net interest income:
  Tompkins                                                            $   29,111
  Letchworth                                                              17,955
--------------------------------------------------------------------------------
Combined                                                              $   47,066
Net income:
  Tompkins                                                            $   11,865
  Letchworth                                                               3,335
--------------------------------------------------------------------------------
Combined                                                              $   15,200
Basic earnings per share:
  Tompkins                                                            $     2.46
  Letchworth                                                          $     1.01
--------------------------------------------------------------------------------
Combined                                                              $     2.15
Diluted earnings per share:
  Tompkins                                                            $     2.43
  Letchworth                                                          $     1.00
--------------------------------------------------------------------------------
Combined                                                              $     2.12
================================================================================

Mahopac National Bank

On June 4, 1999, Letchworth acquired 70.17% of the outstanding common stock of Mahopac National Bank in a cash transaction accounted for as a purchase. Accordingly, operating results for Mahopac National Bank are not included for periods prior to June 4, 1999. Subsequent to June 4, 1999, net income of Mahopac National Bank is included in Tompkins' net income based upon the percentage of Tompkins' ownership of Mahopac National Bank. This transaction resulted in a core deposit intangible of $3.5 million, which is being amortized over a 10-year period. The transaction also resulted in goodwill of $2.5 million, which prior to the adoption of SFAS No. 142 on January 1, 2002, was being amortized over a 20-year period.

Effective September 1, 2000, and early in 2001, Tompkins completed the purchase of the minority interest in Mahopac National Bank, primarily in a stock-for-stock transaction accounted for as a purchase. Prior to September 1, 2000, the approximately 30% interest in Mahopac National Bank, which was not owned by Tompkins, was shown as a minority interest in consolidated subsidiaries on the consolidated statements of condition. Subsequent to September 1, 2000, effectively all of the net income of Mahopac National Bank is included in Tompkins' consolidated net income. The approximately 30% acquisition of Mahopac National Bank resulted in a core deposit intangible of $1.9 million, which is being amortized over a 10-year period, and goodwill of $2.5 million. An additional $651,000 of goodwill was recorded in 2001 related to the conversion of Mahopac National Bank's core processing software. Prior to the adoption of SFAS No. 142 on January 1, 2002, the goodwill was being amortized over a 20-year period.

The table below presents the pro forma combined results of operations of Tompkins and Mahopac National Bank, as if Mahopac had been 100% owned for all periods presented.

Year Ended December 31
(dollar amounts in thousands, except per share)       2000               1999
--------------------------------------------------------------------------------
Net interest income:
  As reported                                      $   51,942         $   47,066
  Pro forma combined                               $   51,942             49,928

Net income:
--------------------------------------------------------------------------------
  As reported                                      $   17,512         $   15,200
  Pro forma combined                                   17,818             15,866

Basic earnings per share:
--------------------------------------------------------------------------------
  As reported                                      $     2.47         $     2.15
  Pro forma combined                                     2.41               2.12

Diluted earnings per share:
--------------------------------------------------------------------------------
  As reported                                      $     2.45         $     2.12
  Pro forma combined                                     2.40         $     2.09
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

Tompkins Insurance

Effective January 1, 2001, the Company completed the acquisition of 100% of the common stock of Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., in a cash and stock transaction accounted for as a purchase. In connection with these acquisitions, the two agencies were merged with and into Tompkins Insurance, a wholly-owned subsidiary of Tompkins. The agencies continue to operate from their western New York locations, which include Attica, Warsaw, Alden, LeRoy, Batavia and Caledonia. The acquisition was accounted for as a purchase transaction, with the $4.4 million excess of the purchase price over the fair value of identifiable assets acquired less liabilities assumed recorded as goodwill. Prior to the adoption of SFAS No. 142 on January 1, 2002, the goodwill was being amortized on a straight-line basis over 15 years.

The purchase agreements for the insurance agencies include provisions for additional consideration to be paid in the form of the release of shares of Company stock from escrow if Tompkins Insurance meets certain income targets in 2001 and 2002. The contingent consideration includes 25,093 shares, which are payable if the income targets are met, and an additional 8,333 shares which are payable if income targets for the two-year period are exceeded by 5%. Tompkins Insurance met the 2001 income target, resulting in the release of 12,547 shares as additional consideration. Such shares are not considered outstanding for purposes of computing earnings per share until all contingencies related to their issuance are met.

On June 22, 2001, Tompkins Insurance acquired the assets of Youngs & Linfoot of LeRoy, Inc. in a cash transaction accounted for as a purchase. The excess of the purchase price over the fair value of identifiable assets acquired less liabilities assumed of $287,000 has been recorded as goodwill. Prior to the adoption of SFAS No. 142 on January 1, 2002, the goodwill was being amortized on a straight-line basis over 15 years.

Note 3 Securities

The following summarizes securities held by the Company:

                                                                   Available-for-Sale Securities
----------------------------------------------------------------------------------------------------------
                                                                      Gross         Gross
                                                       Amortized    Unrealized    Unrealized       Fair
December 31, 2001 (in thousands)                          Cost        Gains         Losses         Value
----------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of
   U.S. Government agencies                           $  137,569    $    1,936    $      313    $  139,192
Obligations of states and political subdivisions          44,915         1,120            94        45,941
Mortgage-backed securities                               185,945         2,951           355       188,541
U.S. corporate securities                                  4,512            70           250         4,332
----------------------------------------------------------------------------------------------------------
Total debt securities                                    372,941         6,077         1,012       378,006
----------------------------------------------------------------------------------------------------------
Equity securities                                          8,363             0             0         8,363
Total available-for-sale securities                   $  381,304    $    6,077    $    1,012    $  386,369
==========================================================================================================

Available-for-sale securities include $8,155,000 in nonmarketable equity securities, which are carried at amortized cost since fair values are not readily determinable. This figure includes $6,642,000 of Federal Home Loan Bank Stock. Substantially all of the above mortgage-backed securities are direct pass through securities issued or backed by Federal agencies.

                                                                 Held-to-Maturity Securities
----------------------------------------------------------------------------------------------------------
                                                                      Gross         Gross
                                                       Amortized    Unrealized    Unrealized       Fair
December 31, 2001 (in thousands)                          Cost        Gains         Losses         Value
----------------------------------------------------------------------------------------------------------
Obligations of states and political subdivisions      $   26,846    $      626    $      217    $   27,255
----------------------------------------------------------------------------------------------------------
Total held-to-maturity debt securities                $   26,846    $      626    $      217    $   27,255
==========================================================================================================


                                                                   Available-for-Sale Securities
----------------------------------------------------------------------------------------------------------
                                                                      Gross         Gross
                                                       Amortized    Unrealized    Unrealized       Fair
December 31, 2000 (in thousands)                          Cost        Gains         Losses         Value
----------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of
   U.S. Government agencies                           $  160,470    $      103    $      503    $  160,070
Obligations of states and political subdivisions          46,432           696           190        46,938
Mortgage-backed securities                                84,342           340           376        84,306
U.S. corporate securities                                  4,489             4            25         4,468
----------------------------------------------------------------------------------------------------------
Total debt securities                                    295,733         1,143         1,094       295,782
----------------------------------------------------------------------------------------------------------
Equity securities                                          8,640             0            64         8,576
----------------------------------------------------------------------------------------------------------
Total available-for-sale securities                   $  304,373    $    1,143    $    1,158    $  304,358
==========================================================================================================

Available-for-sale securities include $7,089,000 in nonmarketable equity securities, which are carried at amortized cost since fair values are not readily determinable. This figure includes $6,270,000 of Federal Home Loan Bank Stock. Substantially all of the above mortgage-backed securities are direct pass through securities issued or backed by Federal agencies.

                                                                 Held-to-Maturity Securities
----------------------------------------------------------------------------------------------------------
                                                                      Gross         Gross
                                                       Amortized    Unrealized    Unrealized       Fair
December 31, 2000 (in thousands)                          Cost        Gains         Losses         Value
----------------------------------------------------------------------------------------------------------
Obligations of states and political subdivisions      $   25,863    $      284    $        0    $   26,147
----------------------------------------------------------------------------------------------------------
Total held-to-maturity debt securities                $   25,863    $      284    $        0    $   26,147
==========================================================================================================

The amortized cost and fair value of debt securities by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         Amortized        Fair
December 31, 2001 (in thousands)                            Cost          Value
--------------------------------------------------------------------------------
Available-for-sale securities:
    Due in one year or less                               $ 15,723      $ 15,854
    Due after one year through five years                   37,831        38,770
    Due after five years through ten years                 100,186       101,860
    Due after ten years                                     33,256        32,981
--------------------------------------------------------------------------------
Total                                                      186,996       189,465
--------------------------------------------------------------------------------
    Mortgage-backed securities                             185,945       188,541
    Equity securities                                        8,363         8,363
--------------------------------------------------------------------------------
Total available-for-sale securities                       $381,304      $386,369
================================================================================


                                                         Amortized        Fair
December 31, 2001 (in thousands)                            Cost          Value
--------------------------------------------------------------------------------
Held-to-maturity securities:
    Due in one year or less                               $  7,878      $  7,957
    Due after one year through five years                    6,928         7,212
    Due after five years through ten years                   5,469         5,562
    Due after ten years                                      6,571         6,524
--------------------------------------------------------------------------------
Total held-to-maturity debt securities                    $ 26,846      $ 27,255
================================================================================

Realized gains on available-for-sale securities were $66,000 in 2001, $453,000 in 2000, and $37,000 in 1999; realized losses on available-for-sale securities were $0 in 2001, $3,000 in 2000, and $96,000 in 1999.

At December 31, 2001, securities with a carrying value of $299,047,000 were pledged to secure public deposits (as required by law), and securities sold under agreements to repurchase (see also Note 9). Except for U.S. government securities, there were no holdings, when taken in aggregate, of any single issuer that exceeded 10% of shareholders' equity at December 31, 2001.

The Company has an equity investment in a small business investment company
(SBIC) established for the purpose of providing financing to small businesses in market areas served by the Company. As of December 31, 2001 and 2000, this investment totaled $4,104,000 and $3,292,000, respectively, and was included in other assets on the Company's consolidated statements of condition. The investment is accounted for under the equity method of accounting.

Note 4 Comprehensive Income

Comprehensive income for the three years ended December 31 is summarized below:

(in thousands)                                                                                2001        2000        1999
---------------------------------------------------------------------------------------------------------------------------
Net income                                                                                 $ 19,627    $ 17,512    $ 15,200
---------------------------------------------------------------------------------------------------------------------------
Net unrealized holding gain (loss) on available-for-sale securities during the year.  Pre-tax net unrealized holding gain (loss) was
      $5,146 in 2001, $8,539 in 2000 and $(11,873) in 1999                                    3,088       5,006      (7,119)

Reclassification adjustment for net unrealized (gain) loss on the sale of available-for-sale securities (pre-tax net gain of $66 in 2001,
      and $450 in 2000, and pre-tax net loss of $59 in 1999)                                    (40)       (270)         35
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                                             3,048       4,736      (7,084)
---------------------------------------------------------------------------------------------------------------------------

Total comprehensive income                                                                 $ 22,675    $ 22,248    $  8,116
===========================================================================================================================

Note 5 Loan/Lease Classification Summary and Related Party Transactions

Loans/Leases at December 31 were as follows:

(in thousands)                                                                                2001         2000
-----------------------------------------------------------------------------------------------------------------
Residential real estate                                                                    $ 327,987    $ 344,715
Commercial real estate                                                                       168,452      152,218
Real estate construction                                                                      25,112       18,746
Commercial                                                                                   237,483      202,956
Consumer and other                                                                           111,880      110,126
Leases                                                                                        21,787       19,565
-----------------------------------------------------------------------------------------------------------------
Total loans and leases                                                                       892,701      848,326
Less unearned income and net deferred costs and fees                                          (2,859)      (2,568)
-----------------------------------------------------------------------------------------------------------------
Total loans and leases, net of unearned income and deferred costs and fees                 $ 889,842    $ 845,758
=================================================================================================================

During 2001, the Company sold $27,565,000 of mortgage loans, realizing net gains of $560,000. During 2000, the Company sold $1,068,000 of student loans and $7,194,000 of mortgage loans, realizing a net gain of $74,000. During 1999, the Company sold $1,401,000 in student loans and $6,035,000 in mortgage loans, realizing a net gain of $27,000. Net gains and losses on the sale of loans are included in other operating income on the Company's consolidated statements of income. Loans held for sale totaled $791,000 and $0 at December 31, 2001 and 2000, respectively. During 2001, the Company securitized $41,440,000 of residential mortgage loans with Federal Home Loan Mortgage Corporation, which are now held as available-for-sale securities. No loans were securitized in 2000. At December 31, 2001, the Company serviced mortgage loans, which included the $41,440,000 securitized and held as available-for-sale securities, aggregating $113,628,000, compared to $63,250,000 serviced for unrelated third parties at December 31, 2000. Capitalized mortgage servicing rights totaled $663,000 and $286,000 at December 31, 2001 and 2000, respectively.

The Company's loan/lease customers are located primarily in the upstate New York communities served by its three subsidiary banks. The Trust Company operates thirteen banking offices in the counties of Tompkins and Schuyler. The Bank of Castile operates thirteen banking offices in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. Mahopac National Bank is located in Putnam County, and operates four full-service branches in that county and one full-service branch in neighboring Dutchess County. The Dutchess County branch opened in 2001. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

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

Loan transactions with related parties are summarized as follows:

(in thousands)                                             2001           2000
-------------------------------------------------------------------------------
Balance January 1                                        $ 4,104        $ 5,438
Former Directors/Executive Officers                         (463)        (1,133)
New Executive Officers                                       242             96
New loans and advancements                                 2,533          2,138
Loan payments                                             (2,776)        (2,435)
-------------------------------------------------------------------------------
Balance December 31                                      $ 3,640        $ 4,104
===============================================================================

Note 6 Reserve for Loan/Lease Losses

Changes in the reserve for loan/lease losses are summarized as follows:

(in thousands)                                    2001        2000        1999
--------------------------------------------------------------------------------
Reserve at beginning of year                   $  9,824    $  9,228    $  7,405
Allowance related to purchase acquisition             0           0       1,511
Provisions charged to operations                  1,606       1,216         944
Recoveries on loans/leases                          670         409         476
Loans/leases charged-off                         (1,394)     (1,029)     (1,108)
--------------------------------------------------------------------------------
Reserve at end of year                         $ 10,706    $  9,824    $  9,228
================================================================================

The Company's recorded investment in loans/leases that are considered impaired totaled $3,771,000 at December 31, 2001, and $2,710,000 at December 31, 2000.
The average recorded investment in impaired loans/leases was $2,937,000 in 2001, $1,636,000 in 2000, and $828,000 in 1999. The December 31, 2001, recorded investment in impaired loans/leases includes $1,779,000 of loans/leases that had related reserves of $838,000. The recorded investment in impaired loans/leases at December 31, 2000, included $1,882,000 of loans/leases, which had related reserves of $706,000. Interest income recognized on impaired loans/leases, all collected in cash, was $184,000 for 2001, $94,000 for 2000, and $103,000 for
1999.

The principal balances of nonperforming loans/leases, including impaired loans/leases, are detailed in the table below.

                                                                 December 31
(in thousands)                                                2001        2000
--------------------------------------------------------------------------------
Loans 90 days past due and accruing                         $  1,612    $    226
Nonaccrual loans                                               5,736       4,134
Troubled debt restructurings not included above                  185         389
--------------------------------------------------------------------------------
Nonperforming Loans/Leases                                  $  7,533    $  4,749
================================================================================

The difference between the interest income that would have been recorded if these loans/leases had been paid in accordance with their original terms and the interest income recorded for the three-year period ended December 31, 2001, was not significant.

Note 7 Bank Premises and Equipment

Bank premises and equipment at December 31 were as follows:

(in thousands)                                            2001           2000
--------------------------------------------------------------------------------
Land                                                    $  3,365       $  3,229
Bank premises                                             25,818         22,271
Furniture, fixtures, and equipment                        19,002         18,758
Accumulated depreciation and amortization                (23,151)       (20,397)
--------------------------------------------------------------------------------
Total                                                   $ 25,034       $ 23,861
================================================================================

At December 31, 2001, certain equipment was pledged to secure borrowings.


Depreciation and amortization expenses in 2001, 2000, and 1999 are included in operating expenses as follows:

(in thousands)                                     2001        2000        1999
--------------------------------------------------------------------------------
Bank premises                                     $  845      $  808      $  702
Furniture, fixtures, and equipment                 1,766       1,501       1,420
--------------------------------------------------------------------------------
Total                                             $2,611      $2,309      $2,122
================================================================================

Note 8 Deposits

The aggregate time deposits of $100,000 or more were $163,480,000 at December 31, 2001, and $183,452,000 at December 31, 2000. Scheduled maturities of time deposits at December 31, 2001, were as follows:

                                              Less than   $100,000
(in thousands)                                $100,000     and over      Total
--------------------------------------------------------------------------------
Maturity
    Three months or less                      $ 68,288     $109,874     $178,162
    Over three through six months               58,830       24,833       83,663
    Over six through twelve months              65,987       18,126       84,113
--------------------------------------------------------------------------------
Total due in 2002                              193,105      152,833      345,938
    2003                                        28,184        5,708       33,892
    2004                                        16,567        4,254       20,821
    2005                                         2,666          565        3,231
    2006 and thereafter                            530          120          650
--------------------------------------------------------------------------------
Total                                         $241,052     $163,480     $404,532
================================================================================


Note 9 Federal Funds Purchased and Securities Sold Under Agreements to
       Repurchase

Information regarding securities sold under agreements to repurchase as of December 31, 2001, is summarized below:

                                                            Collateral          Repurchase
                                                            Securities          Liability
----------------------------------------------------------------------------------------------
                                                                                      Weighted
                                                                 Estimated            Average
                                                       Carrying    Fair               Interest
(dollar amounts in thousands)                           Amount     Value      Amount    Rate
----------------------------------------------------------------------------------------------
Maturity/Type of Asset

Demand:
    U.S. Government agency securities                  $ 28,177   $ 28,631   $ 28,299   3.47%
    Mortgage-backed securities                           29,137     29,860     28,804   2.26%
    Corporate bonds                                       2,015      2,058      2,000   2.45%

2 to 30 days:
    U.S. Government agency securities                     5,065      5,189      5,000   2.54%
    Obligations of states and political subdivisions        107        109        112   2.05%

31 to 89 days:
    U.S. Government agency securities                       550        567        521   5.65%
    Mortgage-backed securities                              174        182        172   2.05%

90 to 365 days:
    U.S. Government agency securities                       150        154        183   4.99%
    Mortgage-backed securities                              754        795        789   4.07%
    Obligations of states and political subdivisions        488        513        583   3.55%
    Corporate bonds                                           5          5          6   3.55%

Over 365 days:
    U.S. Government agency securities                    24,002     24,270     23,000   4.84%
    Obligations of states and political subdivisions     11,748     12,138     12,000   4.77%
----------------------------------------------------------------------------------------------
Total                                                  $102,372   $104,471   $101,469   3.54%
==============================================================================================

The amount reported in "Over 365 days" includes wholesale repurchase agreements with the Federal Home Loan Bank (FHLB) totaling $35,000,000. The scheduled maturities of these advances are $5,000,000 in 2003, $10,000,000 in 2004, $15,000,000 in 2006, and $5,000,000 in 2011. Of the $35,000,000 of wholesale repurchase agreements due in over 365 days, $20,000,000 are callable by the FHLB if certain conditions are met.

Note 9 Federal Funds Purchased and Securities Sold Under Agreements to Repurchase (Continued)

At December 31, 2001, the Federal Home Loan Bank of New York held substantially all of the above securities. Additional information regarding securities sold under agreements to repurchase and Federal funds purchased for the years ended December 31, is detailed in the table below:

Securities Sold Under Agreements to Repurchase
(dollar amounts in thousands)                             2001        2000        1999
----------------------------------------------------------------------------------------
Total outstanding at December 31                        $101,469    $ 72,231    $ 57,846
Maximum month-end balance                                106,458      75,525      60,662
Average balance during the year                           77,663      61,207      56,453
Weighted average rate at December 31                        3.54%       5.85%       5.07%
Average interest rate paid during the year                  4.36%       5.73%       4.76%
========================================================================================

Federal Funds Purchased (dollar amounts in thousands)     2001        2000        1999
----------------------------------------------------------------------------------------

Total outstanding at December 31                        $  8,200    $      0    $      0
Maximum month-end balance                                  8,630      18,000      13,500
Average balance during the year                            1,469       7,098       4,201
Weighted average rate at December 31                        1.81%        N/A         N/A
Average interest rate paid during the year                  4.66%       6.85%       5.27%
========================================================================================


Note 10 Other Borrowings

The Company, through its subsidiary banks, had available lines-of-credit agreements with banks permitting borrowings to a maximum of approximately $38,500,000 at December 31, 2001, and $29,500,000 at December 31, 2000. No
advances were outstanding against those lines at December 31, 2001, or 2000.

All bank subsidiaries are members of the FHLB and as such, may apply for advances secured by certain residential mortgage loans and other assets, provided that certain standards for credit worthiness have been met. At December 31, 2001, the Company, through its subsidiaries, had established unused lines of credit with the FHLB of $151,345,000. At December 31, 2001, there were $75,265,000 in term advances from the FHLB, compared to $67,117,000 at December 31, 2000.

At December 31, 2001, there were advances due within one year of $2,912,000 with a weighted average rate of 5.13%, and advances due in more than one year of $72,353,000 with a weighted average rate of 5.25%. Maturities of advances included $2,475,000 maturing in 2003, $21,735,000 in 2004, $10,723,000 in 2005,
$3,163,000 in 2006, $66,000 in 2007, $71,000 in 2008, $2,076,000 in 2009,
$10,044,000 in 2010 and $22,000,000 in 2011. The Company's FHLB borrowings at December 31, 2001, included $39,000,000 in fixed-rate callable borrowings, which can be called by the FHLB if certain conditions are met.

Other borrowings included a Treasury Tax and Loan Note account with the Federal Reserve Bank of New York totaling $166,000 at December 31, 2001, and $140,000 at December 31, 2000. At December 31, 2001, Tompkins Insurance had borrowings of $150,000 from unrelated financial institutions and officers of Tompkins Insurance. These borrowings are primarily secured by equipment.

Note 11 Employee Benefit Plans

The Company maintains a noncontributory defined-benefit pension plan covering substantially all employees of the Company. The benefits are based on years of service and percentage of the employees' average compensation. Prior to October 1, 2000, the Company maintained two noncontributory defined benefit plans, Tompkins County Trust Company Retirement Plan and The Bank of Castile Employees Retirement Plan. Effective October 1, 2000, the Company amended and merged these two plans. Assets of the Company's defined benefit plan are invested in common and preferred stock, U. S. Government securities, corporate bonds and notes, and mutual funds. At December 31, 2001, the plan assets included 25,018 shares of Tompkins common stock.

The Trust Company also offers post-retirement medical coverage and life insurance coverage to full-time employees who have worked ten years and attained age 55. Medical coverage is contributory with contributions reviewed annually. The Trust Company assumes the majority of the cost for these other benefits, while retirees share some of the cost through co-insurance and deductibles.

The following table sets forth the changes in the plans' benefit obligation and plan assets, and the plans' funded status and amounts recognized in the Company's consolidated statements of condition at December 31, 2001 and 2000.

                                                                      Pension Benefits           Other Benefits
 (dollar amounts in thousands)                                        2001        2000(2)       2001         2000
------------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
  Benefit obligation at beginning of year                          $ 16,958     $ 16,983     $  3,725     $  3,391
  Service cost                                                          889          704          109           98
  Interest cost                                                       1,298        1,258          268          259
  Amendments                                                            213       (2,500)          (6)           0
  Actuarial loss                                                      1,167        1,892           92          160
  Benefits paid                                                        (899)      (1,379)        (156)        (183)
------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                  $ 19,626     $ 16,958     $  4,032     $  3,725
------------------------------------------------------------------------------------------------------------------
Change in plan assets
  Fair value of plan assets at beginning of year                   $ 18,114     $ 17,533     $      0     $      0
  Actual (loss) return on plan assets                                  (800)       1,231            0            0
  Employer contribution                                               2,570          729          156          183
  Benefits paid                                                        (899)      (1,379)        (156)        (183)
------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                           $ 18,985     $ 18,114     $      0     $      0
------------------------------------------------------------------------------------------------------------------
Funded status                                                          (641)    $  1,156     $ (4,032)    $ (3,725)
Unrecognized net actuarial loss                                       7,056        3,801          243          151
Net transition (asset) obligation                                      (132)        (195)       1,271        1,386
Unrecognized prior service cost                                      (2,012)      (2,429)          (6)           0
------------------------------------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost                                     $  4,271     $  2,333     $ (2,524)    $ (2,188)
------------------------------------------------------------------------------------------------------------------
Weighted-average assumptions as of December 31:
  Discount rate                                                        7.25%        7.50%        7.25%        7.50%
  Expected return on plan assets                                        8.5%        8.50%          NA           NA
  Rate of compensation increase (1)                               4.00-5.00%   4.00-5.00%        4.00%        4.00%
==================================================================================================================

(1) The rate of compensation increase for the Trust Company is 4%, and is 5% for all other groups.

(2) Change in benefit obligation' and `Change in plan assets' sections represent reconciliations from October 1, 1999 through December 31, 2000 for the Trust Company group, and January 1, 2000, through December 31, 2000 for The Bank of Castile group.

The Trust Company currently offers medical coverage and life insurance coverage to substantially all of its employees upon retirement. The weighted average annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is 11.5% beginning in 2001, and is assumed to decrease gradually to 5.0% in 2010 and beyond. Increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated post-retirement benefit obligation as of December 31, 2001, by $32,000 and the net periodic post-retirement benefit cost for 2001 by $2,000. Decreasing the assumed health care cost trend rates by 1% each year would decrease the accumulated post-retirement benefit obligation as of December 31, 2001, by $40,000 and decrease the net periodic post-retirement benefit cost by $3,000.

Net periodic benefit cost includes the following components:

Components of net periodic benefit cost               Pension Benefits                 Other Benefits
(in thousands)                                   2001       2000       1999       2001       2000      1999
------------------------------------------------------------------------------------------------------------
Service cost                                   $   889    $   704    $   646    $   109    $    98   $    88
Interest cost                                    1,298      1,258      1,134        269        259       227
Expected return on plan assets                  (1,508)    (1,487)    (1,371)         0          0         0
Amortization of prior service cost                (136)        15         14         (1)         0         0
Recognized net actuarial gain                      165         96         70          0          0         0
Amortization of transition (asset) liability       (76)      (106)       (77)       116        116       116
Other                                              N/A        107        N/A        N/A        N/A       N/A
------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                      $   632    $   587    $   416    $   493    $   473   $   431
============================================================================================================

As of January 1, 2001, the Company adopted a new Employee Stock Ownership Plan
(ESOP) and a new 401-K Investment and Stock Ownership Plan (ISOP) covering substantially all employees of the Company, and replacing the ESOP, ISOP, and 401-K plans which were previously in place at the Company's subsidiaries. The ESOP allows for Company contributions in the form of cash and/or stock of the Company. Contributions are determined by the board of directors in accordance with a performance-based formula, and were limited to a maximum amount as stipulated in the respective plan. At December 31, 2001, the ESOP had debt with an outstanding balance of $285,000, an adjustable interest rate of 5.75%, and a stated maturity of 2005. On December 31, 2001, 10,170 shares remained unallocated with a fair market value of $409,000. The Company recognized compensation expense related to the ESOP of $785,000 in 2001. Compensation expense related to the separate ISOP/ESOP plans was $159,000 in 2000, and $522,000 in 1999.

The Company provided certain matching contributions to the ISOP based upon the amount of contributions made by plan participants. The expense associated with these matching provisions was $636,000 in 2001. Matching contributions to the separate ISOP plans prior to 2001 were $160,000 in 2000, and $175,000 in 1999.

Life insurance benefits are provided to certain officers of the Company. In connection with these benefits, the Company purchased $885,000 and $4.4 million in corporate owned life insurance in 2001 and 2000, respectively. The insurance is carried at its cash surrender value as an other asset on the consolidated statements of condition. Increases in the cash surrender value of the insurance are reflected as noninterest income, and the related mortality expense is recognized as other employee benefits expense in the consolidated statements of income.

In addition to the Company's non-contributory defined benefit retirement and pension plan, the Company provides supplemental employee retirement plans to certain executives. The amount of liability recognized in the Company's consolidated statements of condition for supplemental retirement plans was $1.7 million at December 31, 2001, and $1.3 million at December 31, 2000. Benefits expense associated with the supplemental retirement plans amounted to $463,000, $415,000 and $195,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

Note 12 Stock Based Compensation

In January 2001, the Company adopted a stock option plan (the "2001 Plan"), which authorizes grants of options up to 350,000 shares of authorized but unissued common stock. At December 31, 2001, there were 291,000 shares available for grant under the 2001 Plan. The board of directors may grant stock options to officers, employees, and certain other individuals. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant, may not have a term in excess of ten years, and have vesting periods that range between one and five years from the grant date. Prior to the adoption of the 2001 Plan, the Company had similar stock option plans that authorized up to 494,100 shares of authorized but unissued common stock. These plans remain in effect solely with respect to unexercised options issued under these plans. In connection with the Letchworth merger, outstanding options of Letchworth were converted to options of Tompkins at the time of the merger, effective December 31, 1999.

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

(in thousands except per share data)        2001           2000           1999
--------------------------------------------------------------------------------
Net income:
    As reported                         $   19,627     $   17,512     $   15,200
    Pro forma                               19,298         17,356         14,958
--------------------------------------------------------------------------------

Basic earnings per share:
    As reported                         $     2.65     $     2.47     $     2.15
    Pro forma                                 2.61           2.44           2.12
--------------------------------------------------------------------------------

Diluted earnings per share
    As reported                         $     2.62     $     2.45     $     2.12
    Pro forma                                 2.57           2.42           2.08
================================================================================

The per share weighted average fair value of stock options granted during 2001, 2000, and 1999 was $15.80, $10.96, and $8.07, respectively. Fair values were arrived at using the Black Scholes option-pricing model with the following assumptions:

                                              2001          2000           1999
--------------------------------------------------------------------------------
Risk-free interest rate                       5.25%         5.91%          5.85%
Expected dividend yield                       3.10%         3.90%          3.43%
Volatility                                   50.00%        52.00%         47.00%
Expected life (years)                         7.00          7.00           7.00
================================================================================

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

The following table presents the combined stock option activity for the 1992 Plan, the 1998 Plan, and the 2001 Plan during the periods indicated:

                                                                    Weighted
                                                                     Average
                                               Number of Shares   Exercise Price
--------------------------------------------------------------------------------
2001:
   Beginning balance                               384,744            $22.35
   Granted                                          64,500             37.17
   Exercised                                       (68,671)            16.43
   Forfeited                                        (4,375)            28.35
--------------------------------------------------------------------------------
Outstanding at year-end                            376,198             25.90
--------------------------------------------------------------------------------
Exercisable at year-end                            150,551            $20.58
--------------------------------------------------------------------------------
2000:
   Beginning balance                               251,977            $19.46
   Granted                                         163,500             26.63
   Exercised                                       (19,546)            18.32
   Forfeited                                       (11,187)            26.79
--------------------------------------------------------------------------------
Outstanding at year-end                            384,744             22.35
--------------------------------------------------------------------------------
Exercisable at year-end                            196,200            $18.89
--------------------------------------------------------------------------------
1999:
   Beginning balance                               300,738            $16.78
   Granted                                          33,568             20.17
   Exercised                                       (79,589)            10.25
   Forfeited                                        (2,740)             7.29
--------------------------------------------------------------------------------
Outstanding at year-end                            251,977             19.46
--------------------------------------------------------------------------------
Exercisable at year-end                            158,377            $18.24
================================================================================


The following summarizes outstanding and exercisable options at December 31, 2001:

                                 Options Outstanding                            Options Exercisable
----------------------------------------------------------------------------------------------------------
   Range of                        Weighted Average        Weighted                            Weighted
   Exercise          Number            Remaining            Average           Number            Average
    Prices         Outstanding     Contractual Life     Exercise Price      Exercisable     Exercise Price
----------------------------------------------------------------------------------------------------------
$11.21-19.27         69,107              3.92               $18.35            69,107            $18.35
$20.17-23.66         87,591              6.21               $22.22            79,694            $22.29
$26.63-28.67        155,000              8.68               $26.64               750            $28.67
$30.95-37.75         64,500              9.47               $37.23             1,000            $32.75
----------------------------------------------------------------------------------------------------------
                    376,198              7.37               $25.90           150,551            $20.58
==========================================================================================================

Note 13 Income Taxes

The income tax expense (benefit) attributable to income from operations is summarized as follows:

(in thousands)                          Current         Deferred          Total
--------------------------------------------------------------------------------
2001
    Federal                             $ 9,326         $  (283)         $ 9,043
    State                                 1,425             (49)           1,376
--------------------------------------------------------------------------------
Total                                   $10,751         $  (332)         $10,419
--------------------------------------------------------------------------------
2000
    Federal                             $ 7,772         $  (530)         $ 7,242
    State                                 1,079             (69)           1,010
--------------------------------------------------------------------------------
Total                                   $ 8,851         $  (599)         $ 8,252
--------------------------------------------------------------------------------
1999
    Federal                             $ 7,338         $  (523)         $ 6,815
    State                                 1,087             (53)           1,034
--------------------------------------------------------------------------------
Total                                   $ 8,425         $  (576)         $ 7,849
================================================================================

The primary reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings are as follows:

                                                    2001        2000       1999
--------------------------------------------------------------------------------
Statutory federal income tax rate                   35.0%       35.0%      35.0%
    State income taxes, net of federal benefit       3.0         2.5        2.9
    Tax exempt income                               (3.6)       (4.3)      (4.8)
    Non-deductible merger costs                        0           0        1.5
    All other                                        0.1        (1.7)      (0.5)
--------------------------------------------------------------------------------
Total                                               34.5%       31.5%      34.1%
================================================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows:


(in thousands)                                              2001          2000
--------------------------------------------------------------------------------
Deferred tax assets:
    Reserve for loan/lease losses                         $ 4,051       $ 3,636
    Compensation and benefits                               2,676         2,319
    Other                                                   1,190           627
--------------------------------------------------------------------------------
Total deferred tax assets                                 $ 7,917       $ 6,582
--------------------------------------------------------------------------------
Deferred tax liabilities:
    Leasing transactions                                  $ 1,418       $ 1,595
    Prepaid pension                                         1,718           930
    Depreciation                                              469           543
    Purchase accounting adjustment                            650           887
    Other                                                     546           275
--------------------------------------------------------------------------------
Total deferred tax liabilities                            $ 4,801       $ 4,230
--------------------------------------------------------------------------------
Net deferred tax asset at year-end                        $ 3,116       $ 2,352
================================================================================
Net deferred tax asset at beginning of year               $ 2,352       $ 2,059
--------------------------------------------------------------------------------
Increase in net deferred tax asset                           (764)         (293)
Purchase accounting adjustments, net                          432          (306)
--------------------------------------------------------------------------------
Deferred tax benefit                                      $  (332)      $  (599)
================================================================================

This analysis does not include the recorded deferred tax liability of $2,026,000 as of December 31, 2001, and deferred tax asset of $6,000 as of December 31, 2000 related to the net unrealized holding gain/loss in the available-for-sale securities portfolio.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry-back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary at December 31, 2001 and 2000.

Note 14 Commitments and Contingent Liabilities

The Company leases land, buildings, and equipment under operating lease arrangements extending to the year 2090. Rental expense included in operating expenses amounted to $518,952 in 2001, $347,000 in 2000, and $359,000 in 1999.

The future minimum rental commitments as of December 31, 2001, for all operating leases that cannot be canceled are as follows:

                                        (in thousands)
                   2002                     $  346
                   2003                        283
                   2004                        125
                   2005                         64
                   2006                         62
                   Thereafter               $3,401

Most leases include options to renew for periods ranging from 5 to 20 years. Options to renew are not included in the above future minimum rental commitments. The Company has two land lease commitments with terms expiring in 2042 and 2090, respectively.

In August 2000, the Company renewed its software contract for the core banking application used by Tompkins Trust Company and The Bank of Castile. During 2001, Mahopac National Bank terminated its existing data processing contract, which was scheduled to expire in July 2005, and effective March 2002, will be covered under the same contract as Tompkins Trust Company and The Bank of Castile. Estimated minimum annual payments under the above contract are $275,000 in 2002, with annual increases based upon asset growth of the banks serviced under the contract.

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

The Company's maximum potential obligations to extend credit for loan commitments (unfunded loans, unused lines of credit, and stand-by letters of credit) outstanding, and its remaining commitment to invest in a Small Business Investment Company, on December 31 were as follows:

(in thousands)                                                 2001        2000
--------------------------------------------------------------------------------
Loan commitments                                            $ 68,951    $ 55,712
Stand-by letter of credit                                      8,528       6,220
Undisbursed portion of lines of credit                       168,479     145,740
Commitment to invest in limited partnerships
   registered as a Small Business Investment Company               0         558
--------------------------------------------------------------------------------
Total                                                       $245,958    $208,230
================================================================================

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

At December 31, 2001, the Company had rate lock agreements associated with mortgage loans to be sold in the secondary market (certain of which relate to loan applications for which no formal commitment has been made) amounting to approximately $7.6 million. In order to limit the interest rate risk associated with rate lock agreements, as well as the interest rate risk associated with mortgages held for sale, the Company enters into agreements to sell loans in the secondary market to unrelated investors on a loan-by-loan basis. At December 31, 2001, the Company had approximately $6.5 million of commitments to sell mortgages to unrelated investors on a loan-by-loan basis.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, based upon the review with counsel, the proceedings are not expected to have a material effect on the consolidated financial statements.

Note 15 Earnings Per Share

Calculation of basic earnings per share (Basic EPS) and diluted earnings per share (Diluted EPS) is as follows:

                                                                                  Weighted
                                                                      Net          Average
For year ended December 31, 2001                                     Income         Shares       Per Share
(in thousands except share and per share data)                     (Numerator)   (Denominator)     Amount
----------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to common shareholders                            $  19,627      7,397,628      $    2.65

Effect of dilutive securities:
Stock options                                                                       106,447
Shares issueable as contingent consideration for acquisition                          1,066

Diluted EPS:
Income available to common shareholders plus assumed conversions   $  19,627      7,505,141      $    2.62
==========================================================================================================

The effect of dilutive securities calculation for 2001 excludes 26,025 options because the exercise price was greater than the average market price for the period. Shares issueable as contingent consideration for acquisition recognizes the effect of 12,547 shares that became issueable in the fourth quarter of 2001 as a result of Tompkins Insurance Agencies meeting certain income targets.

                                                                                  Weighted
                                                                      Net          Average
For year ended December 31, 2000                                     Income         Shares       Per Share
(in thousands except share and per share data)                     (Numerator)   (Denominator)     Amount
----------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to common shareholders                            $  17,512      7,103,784      $    2.47

Effect of dilutive securities:
Stock options                                                                        55,184

Diluted EPS:
Income available to common shareholders plus assumed conversions   $  17,512      7,158,968      $    2.45
==========================================================================================================

The effect of dilutive securities calculation for 2000 excludes 52,347 options because the exercise price was greater than the average market price for the period.

                                                                                  Weighted
                                                                      Net          Average
For year ended December 31, 1999                                     Income         Shares       Per Share
(in thousands except share and per share data)                     (Numerator)   (Denominator)     Amount
----------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to common shareholders                            $  15,200      7,068,409      $    2.15

Effect of dilutive securities:
Stock options                                                                       109,412

Diluted EPS:
Income available to common shareholders plus assumed conversions   $  15,200      7,177,821      $    2.12
==========================================================================================================

The effect of dilutive securities calculation for 1999 excludes 2,000 options because the exercise price was greater than the average market price for the period.

Note 16 Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2001and 2000. The carrying amounts shown in the table are included in the consolidated statements of condition under the indicated captions.

Estimated Fair Value of Financial Instruments:                2001                      2000
----------------------------------------------------------------------------------------------------
                                                     Carrying       Fair       Carrying       Fair
(in thousands)                                        Amount        Value       Amount        Value
----------------------------------------------------------------------------------------------------
Financial assets:
   Cash and cash equivalents                        $  44,117    $  44,117    $  65,364    $  65,364
   Securities - available-for-sale                    386,369      386,369      304,358      304,358
   Securities - held-to-maturity                       26,846       27,255       25,863       26,147
   Loans/leases, net (1)                              879,136      892,837      835,934      836,731
   Accrued interest receivable                          8,762        8,762        9,705        9,705
Financial liabilities:
   Time deposits                                    $ 404,532    $ 408,237    $ 420,255    $ 420,458
   Other deposits                                     682,926      682,926      614,646      614,646
   Securities sold under agreements to repurchase     109,669      109,827       72,231       72,231
   Other borrowings                                    75,581       77,796       67,257       67,576
   Accrued interest payable                             3,595        3,595        5,249        5,249
====================================================================================================

(1) Lease receivables, although excluded from the scope of SFAS No. 107, are included in the estimated fair value amounts at their carrying value.


The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS: The carrying amounts reported in the consolidated statements of condition for cash, noninterest-bearing deposits, and Federal funds sold approximate the fair value of those assets.

SECURITIES: Fair values for securities are based on quoted market prices. When no secondary market exists to quote a market price the fair value is estimated based upon comparable securities, or the carrying amount of the security is used as the estimated fair value. Note 3 discloses the fair values of securities.

LOANS/LEASES: For variable rate loans/leases that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values of fixed rate loans/leases are estimated using discounted cash flow analyses, and interest rates currently offered for loans/leases with similar terms and credit quality.

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

OTHER BORROWINGS: The fair values of other borrowings are estimated using discounted cash flow analysis, discounted at the Company's current incremental borrowing rate for similar borrowing arrangements.

OFF-BALANCE-SHEET INSTRUMENTS: The fair values of outstanding loan commitments, including unused lines of credit, and stand-by letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties' credit standing, and discounted cash flow analyses. The fair values of these instruments approximate the value of the related fees and are not significant.

Note 17 Regulations and Supervision

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

As of December 31, 2001, the most recent notifications from Federal bank regulatory agencies categorized the Trust Company, The Bank of Castile, and Mahopac National Bank as well capitalized under the regulatory framework for PCA. To be categorized as well capitalized, the Company and its subsidiary banks must maintain total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the capital category of the Company or its subsidiary banks. Actual capital amounts and ratios of the Company and its subsidiary banks are as follows:

                                                                                Required                   Required
                                                                                  to be                      to be
                                                         Actual           Adequately Capitalized       Well Capitalized
-----------------------------------------------------------------------------------------------------------------------
(dollar amounts in thousands)                         Amount/Ratio             Amount/Ratio               Amount/Ratio
-----------------------------------------------------------------------------------------------------------------------
December 31, 2001:
Total Capital (to risk-weighted assets)
   The Company (consolidated)                        $128,141/13.8%            >$74,151/>8.0%            >$92,689/>10.0%
   Trust Company                                      $69,786/14.5%            >$38,555/>8.0%            >$48,193/>10.0%
   Castile                                            $30,374/10.9%            >$22,260/>8.0%            >$27,825/>10.0%
   Mahopac                                            $20,559/12.3%            >$13,346/>8.0%            >$16,682/>10.0%
Tier I Capital (to risk-weighted assets)
   The Company (consolidated)                        $117,435/12.7%            >$37,076/>4.0%             >$55,613/>6.0%
   Trust Company                                      $64,322/13.3%            >$19,277/>4.0%             >$28,916/>6.0%
   Castile                                             $26,983/9.7%            >$11,130/>4.0%             >$16,695/>6.0%
   Mahopac                                            $18,697/11.2%             >$6,673/>4.0%             >$10,009/>6.0%
Tier I Capital (to average assets)
   The Company (consolidated)                         $117,435/8.5%            >$55,369/>4.0%             >$69,212/>5.0%
   Trust Company                                       $64,332/8.1%            >$31,668/>4.0%             >$39,585/>5.0%
   Castile                                             $26,983/7.7%            >$14,005/>4.0%             >$17,506/>5.0%
   Mahopac                                             $18,697/7.4%            >$10,130/>4.0%             >$12,663/>5.0%
=======================================================================================================================
December 31, 2000:
Total Capital (to risk-weighted assets)
   The Company (consolidated)                        $116,746/13.0%            >$72,048/>8.0%            >$90,060/>10.0%
   Trust Company                                      $66,387/14.5%            >$36,715/>8.0%            >$45,893/>10.0%
   Castile                                            $26,661/10.7%            >$19,972/>8.0%            >$24,965/>10.0%
   Mahopac                                            $18,864/13.3%            >$11,312/>8.0%            >$14,141/>10.0%
Tier I Capital (to risk-weighted assets)
   The Company (consolidated)                        $106,922/11.9%            >$36,024/>4.0%             >$54,036/>6.0%
   Trust Company                                      $61,208/13.3%            >$18,357/>4.0%             >$27,536/>6.0%
   Castile                                             $23,642/9.5%             >$9,986/>4.0%             >$14,979/>6.0%
   Mahopac                                            $17,238/12.2%             >$5,656/>4.0%              >$8,484/>6.0%
Tier I Capital (to average assets)
   The Company (consolidated)                         $106,922/8.5%            >$50,489/>4.0%             >$63,111/>5.0%
   Trust Company                                       $61,208/8.4%            >$29,178/>4.0%             >$36,472/>5.0%
   Castile                                             $23,642/7.2%            >$13,129/>4.0%             >$16,411/>5.0%
   Mahopac                                             $17,238/8.5%             >$8,093/>4.0%             >$10,116/>5.0%
=======================================================================================================================

Generally, dividends from the banking subsidiaries to the Company are limited to retained net profits for the current year and two preceding years, unless specific approval is received from the appropriate bank regulatory authority. At December 31, 2001, the retained net profits of the Company's bank subsidiaries available to pay dividends were $14,381,000.

Each bank subsidiary is required to maintain reserve balances by the Federal Reserve Bank of New York. At December 31, 2001, and 2000, the reserve requirements for the Company's banking subsidiaries totaled $14,824,000 and $10,406,000, respectively.

Note 18 Condensed Parent Company Only Financial Statements

Condensed financial statements for Tompkins Trustco, Inc. (the Parent Company) as of December 31 are presented below.

Condensed Statements of Condition

(in thousands)                                                                    2001       2000
--------------------------------------------------------------------------------------------------
ASSETS

Cash                                                                           $  2,853   $  3,846
Available-for-sale securities, at fair value                                        121      1,488
Investment in subsidiaries, at equity                                           125,686    108,545
Other                                                                             3,189      2,054
--------------------------------------------------------------------------------------------------
                                                                Total Assets   $131,849   $115,933
--------------------------------------------------------------------------------------------------

LIABILITIES and SHAREHOLDERS EQUITY

Liabilities                                                                    $    777   $    938
Shareholders' Equity                                                            131,072    114,995
--------------------------------------------------------------------------------------------------
                                  Total Liabilities and Shareholders' Equity   $131,849   $115,933
==================================================================================================


Condensed Statements of Income

(in thousands)                                                                           2001        2000        1999
-----------------------------------------------------------------------------------------------------------------------
Dividends from available-for-sale securities                                           $     46    $    169    $    110
Dividends received from subsidiaries                                                     11,060      16,098      24,365
Securities gains                                                                             66         299           0
Other income                                                                                  0          87          72
Other loss                                                                                  (86)          0           0
-----------------------------------------------------------------------------------------------------------------------
                                                              Total Operating Income     11,086      16,653      24,547
-----------------------------------------------------------------------------------------------------------------------

Amortization of intangibles                                                                   0         451         370
Other expenses                                                                              715         683       2,198
-----------------------------------------------------------------------------------------------------------------------
                                                            Total Operating Expenses        715       1,134       2,568
-----------------------------------------------------------------------------------------------------------------------
                                     Income Before Taxes and Equity in Undistributed
                                                          Net Income of Subsidiaries     10,371      15,519      21,979
Income tax benefit                                                                         (296)       (375)       (414)
Equity in undistributed earnings (excess of dividends
  over net income) of subsidiaries                                                        8,960       1,618      (7,193)
-----------------------------------------------------------------------------------------------------------------------

                                                                          Net Income   $ 19,627    $ 17,512    $ 15,200
=======================================================================================================================


Condensed Statements of Cash Flows
(in thousands)                                                                                2001        2000        1999
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                  $ 19,627    $ 17,512    $ 15,200
Adjustments to reconcile net income to net cash provided by operating activities:
   (Equity in undistributed earnings) excess of dividends over net income of subsidiaries     (8,960)     (1,618)      7,193
   Amortization of intangible assets                                                               0         451         370
   Realized gains on available-for-sale securities                                               (66)       (299)          0
   Issuance of treasury shares                                                                    10          75          41
   ESOP compensation expenses                                                                    744         159         130
   Other, net                                                                                 (1,488)       (649)       (334)
----------------------------------------------------------------------------------------------------------------------------
                                          Net Cash Provided by Operating Activities            9,867      15,631      22,600
----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of available-for-sale securities                                                          0           0        (191)
Proceeds from sale of available-for-sale securities                                            1,497       1,047           0
Net cash (used in) provided by acquisitions                                                   (1,206)          0     (14,624)
----------------------------------------------------------------------------------------------------------------------------
                                Net Cash Provided by (Used in) Investing Activities              291       1,047     (14,815)
----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Cash dividends                                                                                (8,136)     (7,696)     (6,159)
Repurchase of common shares                                                                   (3,408)     (4,870)     (4,101)
Cash paid in lieu of fractional Letchworth common shares                                           0          (9)          0
Net proceeds from exercise of stock options, warrants, and related tax benefits                  734         288         691
Advances from subsidiaries                                                                         0           0       1,265
Repayment of advances from subsidiaries                                                         (341)     (1,314)       (275)
----------------------------------------------------------------------------------------------------------------------------
                                              Net Cash Used in Financing Activities          (11,151)    (13,601)     (8,579)
----------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash                                                                 (993)      3,077        (794)
Cash at beginning of year                                                                      3,846         769       1,563
----------------------------------------------------------------------------------------------------------------------------
                                                                Cash at End of Year         $  2,853    $  3,846    $    769
============================================================================================================================

Report of KPMG LLP,
Independent Auditors


Board of Directors and Shareholders, Tompkins Trustco, Inc.


We have audited the accompanying consolidated statements of condition of Tompkins Trustco, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tompkins Trustco, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
----------------------


January 24, 2002
Syracuse, New York

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



     /s/ JAMES J. BYRNES                         /s/ FRANCIS M. FETSKO
     -----------------------------               ---------------------------
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


Executive Officers

                           Age      Title                                               Joined Company
James J. Byrnes            60       Chairman of the Board, and Chief Executive Officer  January 1989
James W. Fulmer            50       President, Director                                 January 2000
Brenda L. Copeland         50       Executive Vice President                            January 2000
Stephen E. Garner          55       Executive Vice President                            January 2000
Donald S. Stewart          57       Executive Vice President                            December 1972
Robert B. Bantle           50       Senior Vice President                               March 2001
Francis M. Fetsko          37       Senior Vice President and Chief Financial Officer   October 1996
Joyce P. Maglione          59       Senior Vice President                               March 1981
Thomas J. Smith            61       Senior Vice President                               December 1964
Lawrence A. Updike         56       Senior Vice President                               December 1965


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

Stephen E. Garner was appointed executive vice president of the Company in May 2000. Mr. Garner is the president and chief executive officer of Mahopac National Bank, where he served in that capacity since January 1994.

Robert B. Bantle has been employed by the Company since March 2001, and has served as a senior vice president since that time. He is primarily responsible for retail banking services. Prior to joining the Company, Mr. Bantle was employed by Iroquois Bancorp and First National Bank of Rochester as senior vice president.

Francis M. Fetsko has been employed by the Company since 1996, and has served as senior vice president and chief financial officer since December 2000. Prior to joining the Company, Mr. Fetsko was employed as a Federal Bank Examiner with the Federal Deposit Insurance Corporation from 1986 to 1995.

Joyce P. Maglione has been employed by the Company since March 1981, and has served as senior vice president since December 1999. Ms. Maglione is primarily responsible for personnel administration.

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

PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)(1) The following financial statements and accountant's report are included in this Annual Report on Form 10-K:

         Report of Independent Accountants

         Consolidated Statement of Condition for the years ended December 31, 2001 and 2000

         Consolidated Statement of Income for the years ended December 31, 2001, 2000, and 1999

         Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2001, 2000, and 1999

         Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000, and 1999

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

         10.29 Stock Purchase Agreement, dated October 31, 1998, between Letchworth and certain shareholders of Mahopac National Bank, together with a letter agreement extending the closing date for said transaction until the close of business on June 4, 1999. The exhibit is incorporated by reference to Letchworth's report on Form 8-K dated June 17, 1999, as amended, wherein said exhibit is referenced as Exhibit 2(a).

         10.30 Employment Agreement, dated January 1999, by and between Mahopac National Bank and Stephen E. Garner.

         10.31    2001 Stock Option Plan incorporated herein by reference to
                  Exhibit 99 contained in the Registrant's Registration Statement on Form S-8 (No. 333-75822), as filed with the Commission on December 12, 2001, and amended

         10.32 Mahopac National Bank Supplemental Executive Retirement Agreement, dated May 15, 2000, by and between Mahopac National Bank and Stephen E. Garner.

         11. Statement of Computation of Earnings Per Share Required information is incorporated by reference to Note 15 of the Company's consolidated financial statements included under
                  Item 8.

         21.      Subsidiaries of Registrant:

                  Tompkins Trust Company, which is wholly-owned by the Company, and its subsidiary Tompkins Real Estate Holdings, Inc., which is approximately 99% owned by Tompkins Trust Company.

                  The Bank of Castile, which is wholly-owned by the Company, and its subsidiary Castile Funding Corporation, Inc., which is approximately 99% owned by The Bank of Castile.

                  Mahopac National Bank, which is wholly-owned by the Company, and its subsidiary Mahopac Funding Corporation, Inc., which is approximately 99% owned by Mahopac National Bank.

                  Tompkins Insurance Agencies, Inc. which is wholly-owned by the Company

         23.      Consent of KPMG LLP



  (b)    Reports on Form 8-K

         The Company filed no Current Reports on Form 8-K during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         TOMPKINS TRUSTCO, INC.





By:      /s/ JAMES J. BYRNES
         -------------------------------------------------
         James J. Byrnes
         Chairman of the Board and Chief Executive Officer

         Date: March 25, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated:

Signature                           Capacity

/s/ JAMES J. BYRNES                 Chairman of the Board and
----------------------------        Chief Executive Officer
James J. Byrnes

/s/ JAMES W. FULMER                 President, Director
----------------------------
James W. Fulmer

/s/ FRANCIS M. FETSKO               Senior Vice President and
----------------------------        Chief Financial Officer
Francis M. Fetsko

/s/ JOHN ALEXANDER                  Director
----------------------------
John E. Alexander

/s/ REEDER D. GATES                 Director
----------------------------
Reeder D. Gates

/s/ WILLIAM W. GRISWOLD             Director
----------------------------
William W. Griswold

/s/ JAMES R. HARDIE                 Director
----------------------------
James R. Hardie

/s/ EDWARD C. HOOKS                 Director
----------------------------
Edward C. Hooks

/s/ BONNIE H. HOWELL                Vice Chairman
----------------------------        Director
Bonnie H. Howell

/s/ HUNTER R. RAWLINGS, III         Director
----------------------------
Hunter R. Rawlings, III

/s/ THOMAS R. SALM                  Director
----------------------------
Thomas R. Salm

/s/ MICHAEL SPAIN                   Director
----------------------------
Michael Spain

/s/ WILLIAM D. SPAIN                Director
----------------------------
William D. Spain

/s/ CRAIG YUNKER                    Director
----------------------------
Craig Yunker