Form 10-Q
period 2002-03-31
TOMPKINS TRUSTCO INC
filed 2002-05-09
CIK 1005817

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-12709


                             TOMPKINS TRUSTCO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                New York                                  16-1482357
----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

 The Commons, P.O. Box 460, Ithaca, NY                      14851
----------------------------------------    ------------------------------------
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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

                 Class                     Outstanding as of  April  25, 2002
      ----------------------------         ----------------------------------
      Common Stock, $.10 par value                   7,419,161 shares

                             TOMPKINS TRUSTCO, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                        PAGE
                                                                                        ----
PART I - FINANCIAL INFORMATION
         Item 1 -Financial Statements (Unaudited)
                  Condensed Consolidated Statements of Condition as of
                  March 31, 2002 and December 31, 2001.                                    3

                  Condensed Consolidated Statements of Income for
                  the three months ended March 31, 2002
                  and 2001.                                                                4

                  Condensed Consolidated Statements of Cash Flows for the
                  three months ended March 31, 2002 and 2001.                              5

                  Condensed Consolidated Statements of Changes in Shareholders'
                  Equity for the three months ended March 31, 2002 and 2001.               6

                  Notes to Unaudited Condensed Consolidated Financial Statements        7-10

         Item 2 - Management Discussion and Analysis of Financial Condition
                   and Results of Operations                                           11-17

         Item 3 - Quantitative and Qualitative Disclosure About Market Risk               18

                  Average Consolidated Balance Sheet and Net Interest Analysis            19

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                                       20
         Item 2 - Changes in Securities and Use of Proceeds                               20
         Item 3 - Defaults on Senior Securities                                           20
         Item 4 - Submission of Matters to a Vote of Securities Holders                   20
         Item 5 - Other Information                                                       20
         Item 6 - Exhibits and Reports on Form 8-K                                        20


SIGNATURES                                                                                21

EXHIBIT INDEX                                                                             22

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                       (In thousands, except share data)

                                                                                    (Unaudited)
                                                                                       As of                   As of
ASSETS                                                                               03/31/2002             12/31/2001
                                                                                 -------------------     ------------------
Cash and noninterest bearing balances due from banks                                     $   40,946             $   43,946
Interest bearing balances due from banks                                                          4                     21
Federal funds sold                                                                           27,975                    150
Available-for-sale securities, at fair value                                                469,017                386,369
Held-to-maturity securities, fair value of $30,237 at
    March 31, 2002 and $27,255 at December 31, 2001                                          29,802                 26,846
Loans/leases net of unearned income                                                         894,475                889,842
Less:  Reserve for loan/lease losses                                                         10,864                 10,706
---------------------------------------------------------------------------------------------------------------------------
                                                                Net Loans/Leases            883,611                879,136

Bank premises and equipment, net                                                             25,275                 25,034
Corporate owned life insurance                                                               20,291                 20,451
Intangible assets                                                                            13,876                 14,072
Accrued interest and other assets                                                            24,935                 24,670
---------------------------------------------------------------------------------------------------------------------------
                                                                    Total Assets         $1,535,732             $1,420,695
===========================================================================================================================

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARIES AND SHAREHOLDERS' EQUITY

Deposits:
     Interest bearing:
          Checking, savings and money market                                             $  645,324             $  457,427
          Time                                                                              354,164                404,532
     Noninterest bearing                                                                    231,509                225,499
---------------------------------------------------------------------------------------------------------------------------
                                                                  Total Deposits          1,230,997              1,087,458

Securities sold under agreements to repurchase and
     Federal funds purchased                                                                 72,742                109,669
Other borrowings                                                                             84,569                 75,581
Other liabilities                                                                            13,983                 15,423
---------------------------------------------------------------------------------------------------------------------------
                                                               Total Liabilities          1,402,291              1,288,131
---------------------------------------------------------------------------------------------------------------------------

Minority interest in consolidated subsidiaries                                                1,523                  1,492

Shareholders' equity:
     Common Stock - par value $.10 per share, authorized 15,000,000 shares
        Issued: 7,444,019 at March 31, 2002; and 7,442,177 at December 31, 2001                 744                    744
     Surplus                                                                                 45,449                 45,456
     Undivided profits                                                                       85,518                 82,385
     Accumulated other comprehensive income                                                     748                  3,039
     Treasury stock, at cost - 24,529 shares at March 31, 2002,
        and December 31, 2001                                                                  (466)                  (466)
     Unallocated ISOP/ESOP:  6,721 shares at March 31, 2002,
        and 10,170 shares at December 31, 2001                                                  (75)                   (86)
---------------------------------------------------------------------------------------------------------------------------
                                                      Total Shareholders' Equity            131,918                131,072
---------------------------------------------------------------------------------------------------------------------------
               Total Liabilities, Minority Interest in Consolidated Subsidiaries
                                                        and Shareholders' Equity         $1,535,732             $1,420,695
===========================================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                                                                         Three months ended
                                                                                   ------------------------------
                                                                                     03/31/2002      03/31/2001
                                                                                   --------------  --------------
INTEREST AND DIVIDEND INCOME
Loans                                                                                    $16,766         $18,492
Federal funds sold                                                                            56             195
Available-for-sale securities                                                              5,645           4,841
Held-to-maturity securities                                                                  286             323
-----------------------------------------------------------------------------------------------------------------
                                                Total Interest and Dividend Income        22,753          23,851
-----------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits:
     Time certificates of deposits of $100,000 or more                                       903           2,749
     Other deposits                                                                        4,613           5,601
Federal funds purchased and securities sold under
    agreements to repurchase                                                                 639             907
Other borrowings                                                                           1,021           1,061
-----------------------------------------------------------------------------------------------------------------
                                                            Total Interest Expense         7,176          10,318
-----------------------------------------------------------------------------------------------------------------
                                                               Net Interest Income        15,577          13,533
-----------------------------------------------------------------------------------------------------------------
                                            Less:  Provision for Loan/Lease Losses           376             185
-----------------------------------------------------------------------------------------------------------------
                         Net Interest Income After Provision for Loan/Lease Losses        15,201          13,348
-----------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Trust and investment services income                                                       1,079           1,274
Service charges on deposit accounts                                                        1,315           1,089
Insurance commissions and fees                                                             1,177             961
Other service charges                                                                      1,098           1,002
Increase in cash surrender value of corporate owned life insurance                           311             254
Other income                                                                                 330             289
Net realized gain on available-for-sale securities                                             0               6
-----------------------------------------------------------------------------------------------------------------
                                                          Total Noninterest Income         5,310           4,875
-----------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salary and wages                                                                           5,382           4,760
Pension and other employee benefits                                                        1,622           1,352
Net occupancy expense of bank premises                                                       736             719
Furniture and fixture expense                                                                817             728
Amortization of intangible assets                                                            238             426
Other operating expense                                                                    3,833           2,980
-----------------------------------------------------------------------------------------------------------------
                                                        Total Noninterest Expenses        12,628          10,965
-----------------------------------------------------------------------------------------------------------------
                                     Income Before Income Tax Expense and Minority
                                             Interest in Consolidated Subsidiaries         7,883           7,258
-----------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                                34              34
                                                                Income Tax Expense         2,644           2,431
-----------------------------------------------------------------------------------------------------------------
                                                                        Net Income       $ 5,205         $ 4,793
=================================================================================================================
Basic earnings per share                                                                 $  0.70         $  0.65
Diluted earnings per share                                                               $  0.69         $  0.64
=================================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                                           Three months ended
                                                                                  --------------------------------------
                                                                                     3/31/2002               3/31/2001
                                                                                  --------------          --------------
OPERATING ACTIVITIES
Net income                                                                           $    5,205               $   4,793
Adjustments to reconcile net income to net cash
     provided by operating activities:
Provision for loan/lease losses                                                             376                     185
Depreciation and amortization premises, equipment, and software                             735                     700
Amortization of intangible assets                                                           238                     426
Earnings from corporate owned life insurance, net                                         (298)                   (232)
Net amortization on securities                                                              376                      32
Net realized gain on available-for-sale securities                                            0                     (6)
Net gain on sale of loans                                                                 (209)                    (60)
Proceeds from sale of loans                                                              13,565                   2,475
Loans originated for sale                                                              (13,028)                 (2,475)
Net gain on sales of bank premises and equipment                                              0                    (16)
Issuance of treasury stock                                                                    0                      10
ISOP/ESOP shares released for allocation                                                    113                     184
(Increase) decrease in accrued interest receivable                                        (196)                   1,293
Decrease in accrued interest payable                                                      (564)                   (352)
Other, net                                                                                  532                   (367)
------------------------------------------------------------------------------------------------------------------------
                                        Net Cash Provided by Operating Activities         6,845                   6,590
------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities                                53,939                  72,236
Proceeds from sales of available-for-sale securities                                         22                     437
Proceeds from maturities of held-to maturity securities                                   3,663                   2,369
Purchases of available-for-sale securities                                            (140,780)                (73,031)
Purchases of held-to-maturity securities                                                (6,624)                   (984)
Net increase in loans                                                                   (5,179)                 (6,170)
Proceeds from sale of bank premises and equipment                                             0                      21
Purchases of bank premises and equipment                                                  (934)                   (845)
Redemption of corporate owned life insurance                                                458                       0
Net cash used in acquisitions                                                              (21)                   (719)
------------------------------------------------------------------------------------------------------------------------
                                            Net Cash Used in Investing Activities      (95,456)                 (6,686)
------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net increase (decrease) in demand, money market,
  and savings deposits                                                                  193,907                 (3,348)
Net (decrease) increase in time deposits                                               (50,368)                  11,778
Net decrease in securities sold under agreements
   to  repurchase and Federal funds purchased                                          (36,927)                (13,907)

Net increase in other borrowings                                                          8,988                   9,539
Cash dividends                                                                          (2,072)                 (2,016)
Common stock repurchased and returned to unissued status                                  (346)                 (2,194)
Net proceeds from exercise of stock options and related tax benefit                         237                     304
------------------------------------------------------------------------------------------------------------------------
                                        Net Cash Provided by Financing Activities       113,419                     156
------------------------------------------------------------------------------------------------------------------------

Net Increase in Cash and Cash Equivalents                                                24,808                      60
Cash and Cash Equivalents at beginning of Period                                         44,117                  65,364
Total Cash & Cash Equivalents at End of Period                                       $   68,925               $  65,424
========================================================================================================================

Supplemental Information:
     Cash paid during the year for:
          Interest                                                                   $    7,740               $  10,701
          Taxes                                                                             294                   2,585
     Noncash investing activities:
          Fair value of noncash assets acquired in purchase acquisition                       0                   1,429
          Fair value of liabilities acquired in purchase acquisition                          0                   1,449
          Shares issued for the acquisitions                                                  0                   3,043

See accompanying notes to unaudited condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (In thousands, except share data) (Unaudited)

                                                                        Accumulated
                                                                           Other
                                         Common             Undivided  Comprehensive   Treasury   Unallocated
                                         Stock     Surplus   Profits   Income (Loss)    Stock      ISOP/ESOP      Total
===========================================================================================================================
Balances at
January 1,  2001                             $734   $44,182   $70,894         $    (9)    $(473)        $(333)    $114,995
---------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
     Net Income                                                 4,793                                                4,793
    Other comprehensive income                                                  2,023                                2,023
                                                                                                               ------------
            Total Comprehensive Income                                                                               6,816
                                                                                                               ============

Cash dividends ($0.27/share)                                   (2,016)                                              (2,016)
Exercise of stock options, and related
     tax benefit (16,400 shares, net)           2       302                                                            304
Common stock repurchased and returned
     to unissued status (79,657                (8)   (2,186)                                                        (2,194)
shares)
Treasury stock issued (336 shares)                        3                                   7                         10
Stock issued for purchase acquisition
  (151,719 shares)                             15     3,042                                                          3,057
ESOP shares committed to be released
     for allocation (6,358 shares)                      119                                                65          184
---------------------------------------------------------------------------------------------------------------------------
Balances at
March 31, 2001                               $743   $45,462   $73,671         $ 2,014     $(466)        $(268)    $121,156
---------------------------------------------------------------------------------------------------------------------------


===========================================================================================================================
Balances at
January 1,  2002                             $744   $45,456   $82,385         $ 3,039     $(466)        $ (86)    $131,072
---------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
     Net Income                                                 5,205                                                5,205
    Other Comprehensive loss                                                   (2,291)                              (2,291)
                                                                                                               ------------
            Total Comprehensive Income                                                                               2,914
                                                                                                               ============

Cash dividends ($0.28/share)                                   (2,072)                                              (2,072)
Exercise of stock options and
    related tax benefit (10,342                 1       236                                                            237
shares, net)
Common stock repurchased and returned
    to unissued status (8,500 shares)          (1)     (345)                                                          (346)
ESOP shares committed to be released
     for allocation (3,449 shares)                      102                                                11          113
---------------------------------------------------------------------------------------------------------------------------
Balances at
March 31, 2002                               $744   $45,449   $85,518         $   748     $(466)        $ (75)    $131,918
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Trustco, Inc. ("Tompkins" or the "Company"), is the corporate parent to three community banks, Tompkins Trust Company ("Trust Company"), The Bank of Castile, and The Mahopac National Bank ("Mahopac National Bank"), which together operate 31 banking offices in local New York State market areas served by its subsidiary banks. Headquartered in Ithaca, New York, Tompkins is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Tompkins was organized in 1995, under the laws of the State of New York, as a bank holding company for the Tompkins Trust Company (formerly known as Tompkins County Trust Company), a commercial bank that has operated in Ithaca and surrounding communities since 1836.

Through its community banking subsidiaries, the Company provides traditional banking services. Tompkins offers trust and investment services through Tompkins Investment Services, a division of Tompkins Trust Company. The Company also offers insurance services through its Tompkins Insurance Agencies, Inc. ("Tompkins Insurance") subsidiary, an independent agency with a history of over 100 years of service to individual and business clients throughout western New York. Each Tompkins subsidiary operates with a community focus, meeting the needs of the unique communities served.

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

In management's opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's 2001 Annual Report on Form 10-K. The consolidated financial information included herein combines the results of operations, the assets, liabilities, and shareholders' equity of the Company and its subsidiaries. Amounts in the prior period's consolidated financial statements are reclassified when necessary to conform to the current period's presentation. All significant intercompany balances and transactions are eliminated in consolidation.

3. Earnings Per Share

A computation of Basic Earnings Per Share ("EPS") and Diluted EPS for the three month periods ending March 31, 2002 and 2001, is presented in the table below.

---------------------------------------------------------------------------------------------------------------------------
                                                                                                 Weighted          Per
Three months ended March 31, 2002                                           Net Income        Average Shares       Share
(In thousands except share and per share data)                              (Numerator)        (Denominator)       Amount
---------------------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                                           $5,205             7,411,335       $0.70

Effect of dilutive securities (Stock options)                                                          128,898

Diluted EPS
Income available to common shareholders plus assumed conversions                  $5,205             7,540,233       $0.69
                                                                                                                     $0.64
===========================================================================================================================


---------------------------------------------------------------------------------------------------------------------------
                                                                                                 Weighted          Per
Three months ended March 31, 2001                                           Net Income        Average Shares       Share
(In thousands except share and per share data)                              (Numerator)        (Denominator)       Amount
---------------------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                                           $4,793             7,405,251       $0.65

Effect of dilutive securities (Stock options)                                                           66,139

Diluted EPS
Income available to common shareholders plus assumed conversions                  $4,793             7,471,390       $0.64
                                                                                                                     $0.64
===========================================================================================================================

The effect of dilutive securities calculation for 2001 excludes weighted average options of 3,500 because the exercise price of the options was greater than the average market value during the period.


4. Comprehensive Income (Loss)

---------------------------------------------------------------------------------------------------------------------------
Three months ended
(in thousands)                                                                                  03/31/2002      03/31/2001
---------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                         $ 5,205         $ 4,793
---------------------------------------------------------------------------------------------------------------------------

Net unrealized holding (losses) gains during the period                                             (2,291)          2,027
               Memo: Pre-tax net unrealized holding (loss) gain                                     (3,818)          3,378

Reclassification adjustment for net realized gain on
     available-for-sale securities                                                                       0              (4)
                                 Memo: Pretax net realized gain                                          0              (6)
---------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                                                                   (2,291)          2,023

---------------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                                                         $ 2,914         $ 6,816
===========================================================================================================================

5.  Recent Accounting Pronouncements

ACCOUNTING FOR BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS:
In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Effective January 1, 2002, SFAS No. 121 was superseded by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

The Company adopted the provisions of SFAS No. 141 in 2001. The adoption of SFAS No. 141 did not have an impact on the Company's consolidated financial statements. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized prior to the adoption of SFAS No. 142.

SFAS No. 141 requires upon adoption of SFAS No. 142, that the company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Under SFAS No. 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible assets is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption based upon criteria contained in SFAS No. 142. Any transitional impairment loss should be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of income. The Company has performed a preliminary impairment evaluation and based upon this analysis, does not anticipate there will be any transitional impairment losses resulting from the adoption of SFAS 142.

At December 31, 2001, the Company had unamortized goodwill related to its various acquisitions totaling $9.7 million. In accordance with SFAS No. 142, the Company no longer amortizes this goodwill subsequent to December 31, 2001.

At December 31, 2001, the Company had core deposit intangible assets related to various acquisitions of $3.5 million. In accordance with SFAS No. 142, these intangible assets continue to be amortized.

At December 31, 2001, other intangible assets totaled $956,000, which included mortgage servicing intangible assets of $663,000. Also included in this amount were approximately $234,000 of unidentified intangible assets related to various branch acquisitions accounted for under SFAS No. 72. These intangible assets are currently excluded from the scope of SFAS No. 142. As noted above, while the FASB is reconsidering the exclusion of this type of intangible asset from the scope of SFAS No. 142, at the present time this intangible asset will continue to be amortized.

Information regarding the carrying amount and the amortization expense of the Company's acquired intangible assets are disclosed in the table below:

-------------------------------------------------------- --------------------- ---------------------- ----------------------
March 31, 2002  (In thousands)                              Gross Carrying          Accumulated            Net Carrying
                                                                Amount             Amortization               Amount
-------------------------------------------------------- --------------------- ---------------------- ----------------------
Amortized intangible assets:
-------------------------------------------------------- --------------------- ---------------------- ----------------------
    Core deposit intangible                                          $  5,459               $  2,208               $  3,251
-------------------------------------------------------- --------------------- ---------------------- ----------------------
    Other intangibles                                                   2,265                  1,317                    948
-------------------------------------------------------- --------------------- ---------------------- ----------------------
Subtotal amortized intangible assets                                    7,724                  3,525                  4,199
-------------------------------------------------------- --------------------- ---------------------- ----------------------
Goodwill                                                               10,479                    802                  9,677
-------------------------------------------------------- --------------------- ---------------------- ----------------------
Total intangible assets                                              $ 18,203               $  4,327               $ 13,876
-------------------------------------------------------- --------------------- ---------------------- ----------------------

-------------------------------------------------------- --------------------- ---------------------- ----------------------
Aggregate amortization expense:  *
-------------------------------------------------------- --------------------- ---------------------- ----------------------
     For the period ended 3/31/02  *                                 $    238
-------------------------------------------------------- --------------------- ---------------------- ----------------------
Estimated amortization expense: *
-------------------------------------------------------- --------------------- ---------------------- ----------------------
     For the year ended 12/31/02                                          972
-------------------------------------------------------- --------------------- ---------------------- ----------------------
     For the year ended 12/31/03                                          859
-------------------------------------------------------- --------------------- ---------------------- ----------------------
     For the year ended 12/31/04                                          744
-------------------------------------------------------- --------------------- ---------------------- ----------------------
     For the year ended 12/31/05                                          564
-------------------------------------------------------- --------------------- ---------------------- ----------------------
     For the year ended 12/31/06                                          449
-------------------------------------------------------- --------------------- ---------------------- ----------------------

-------------------------------------------------------- --------------------- ---------------------- ----------------------

Goodwill and other intangible assets - Effect of adoption of SFAS No. 142
----------------------------------------------------------------------------------------------------- ----------------------
 (In thousands, except per share data)                                                                       March 31, 2001
----------------------------------------------------------------------------------------------------- ----------------------
Reported Net Income                                                                                                $  4,793
----------------------------------------------------------------------------------------------------- ----------------------
Add back goodwill amortization                                                                                          129
----------------------------------------------------------------------------------------------------- ----------------------
Adjusted Net Income                                                                                                   4,922
----------------------------------------------------------------------------------------------------- ----------------------

----------------------------------------------------------------------------------------------------- ----------------------
Basic earning per share - as reported                                                                              $   0.65
----------------------------------------------------------------------------------------------------- ----------------------
Adjust for goodwill                                                                                                    0.02
----------------------------------------------------------------------------------------------------- ----------------------
Basic earnings per share - adjusted                                                                                    0.67
----------------------------------------------------------------------------------------------------- ----------------------

----------------------------------------------------------------------------------------------------- ----------------------
Diluted earning per share - as reported                                                                            $   0.64
----------------------------------------------------------------------------------------------------- ----------------------
Adjust for goodwill                                                                                                    0.02
----------------------------------------------------------------------------------------------------- ----------------------
Diluted earnings per share - adjusted                                                                                  0.66
----------------------------------------------------------------------------------------------------- ----------------------

* Aggregate amortization expense for the period does not include the amortization of mortgage servicing rights. Estimated amortization expense for the five years does include mortgage servicing rights amortization.


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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

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

Effective January 1, 2001, the Company completed the acquisition of 100% of the common stock of Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., in a cash and stock transaction accounted for as a purchase. The two agencies have been merged with and into Tompkins Insurance Agencies, Inc. (Tompkins Insurance), a wholly-owned subsidiary of Tompkins. The agencies primarily offer property and casualty insurance to individuals and businesses in Western New York State. Tompkins Insurance has six offices located in the towns of Attica, Warsaw, Alden, LeRoy, Batavia and Caledonia. Further details pertaining to the mergers and acquisitions are presented in Note 2 to the Company's 2001 Annual Report on Form 10-K.

Through its community bank subsidiaries, the Company provides traditional banking related services, which constitute the Company's only business segment. Banking services consist primarily of attracting deposits from the areas served by its banking offices and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans (including commercial loans collateralized by real estate), and leases, and providing trust and investment related services. The Company's principal expenses are interest on deposits, interest on borrowings, and operating and general administrative expenses, as well as provisions for loan losses. Funding sources, other than deposits, include borrowings, securities sold under agreements to repurchase, and cash flow from lending and investing activities. The Company conducts trust and investment services through Tompkins Investment Services, a division of Tompkins Trust Company. Tompkins Investment Services provides trust and investment services, including investment management accounts, custody accounts, trusts, retirement plans and rollovers, estate settlement, and financial planning. Tompkins Insurance services primarily consist of property and casualty insurance for individuals and businesses, which complement the services offered through the Company's banking subsidiaries.

The following discussion is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of Tompkins Trustco, Inc. and its operating subsidiaries. It should be read in conjunction with the Company's Form 10-K and related notes for the year ended December 31, 2001, and the unaudited condensed consolidated financial statements and notes included elsewhere in this report.

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

RESULTS OF OPERATIONS

Net income was $5.2 million for the three months ended March 31, 2002, an increase of 8.6% over the same period in 2001. Diluted earnings per share was $0.69 for first three months of 2002, compared to $0.64 for the same period in 2001. The Company's key performance ratios remain strong. Return on average assets (ROA) for the first three months of 2002 was 1.42%, compared to 1.49% for the same period in 2001. Return on average shareholders' equity (ROAE) for the first three months of 2002 was 15.86%, compared to 16.52% for the same period in 2001.

The decline in ROAE is primarily the result of increased average equity in 2002, which included a $3.3 million increase in accumulated other comprehensive income as a result unrealized gains on available-for-sale securities. The majority of the growth in average equity is due to an increase in undivided profits, which increased from an average of $71.1 million in the first quarter of 2001, to $83.8 million for the first quarter of 2002.

Management also monitors earnings on a cash basis, which excludes amortization of intangible assets, net of applicable tax benefit. Cash earnings for the first quarter increased by 4.9% to $5.3 million, or $0.71 per diluted share. On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets. The effect of adopting SFAS No. 142 is a $129,000 reduction in goodwill amortization expense in the first quarter of 2002 as compared to the first quarter of 2001. If SFAS No. 142 had not been adopted on January 1, 2002, then goodwill amortization expense would have been $152,000 in the first quarter of 2002 due to additions to goodwill subsequent to March 31, 2001. The Company continues to amortize other identifiable intangible assets (primarily core deposit intangibles), for which the Company recorded pre-tax amortization expense of $238,000 in the first quarter of 2002, compared to $297,000 in the first quarter of 2001. ROE measured on a cash basis was 16.28% for the three months ended March 31, 2002, compared to 17.53% for the same period in 2001.

Net Interest Income

The attached Average Consolidated Balance Sheet and Net Interest Analysis illustrates the trend in average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. The Company earned tax-equivalent net interest income of $16.1 million for the three months ended March 31,, 2002, an increase of 14.6% over the same period in 2001. An increased volume of earning assets and an improved net interest margin contributed to the higher net interest income in the current period. The net interest margin improved from 4.77% in 2001, to 4.80% in 2002.

Average earning assets increased by $166.3 million, or 13.9% from the first quarter of 2001 to the first quarter of 2002, while the yield on earning assets declined to 6.94% in 2002, compared to 8.28% in 2001. The decline in yield is reflective of the sharply lower interest rate environment in the current period, as compared to the same period last year. Growth in earning assets included steady growth in commercial lending products. Between March 31, 2001, and March 31, 2002, average balances for commercial real estate loans, commercial loans, and commercial leases increased by $19.5 million, $33.3 million, and $3.6 million, respectively. These commercial lending products represented 47.5% of average loans at March 31, 2002, up from 43.5% of average loans at March 31, 2001. Management believes that the Tompkins approach to community banking provides value to small business customers, which has been a key to the Company's success. Growth in commercial lending products reflects management's continued focus on commercial services, as these commercial loan products are typically attractive to the Company from a yield and interest rate risk management perspective.

Despite record application volumes for residential mortgages over the past 12 months, average residential real estate loans decreased by $12.8 million, or 3.7% in 2002. Contributing to the decrease in the residential portfolio were the sale of $27.6 million of residential mortgages and the securitization of an additional $41.4 million of mortgages in 2001. The mortgages securitized in 2001 were placed in the available-for-sale portfolio as mortgage-backed securities.

Average securities (excluding changes in unrealized gains and losses on available-for-sale securities) increased by $121.5 million from the first quarter of 2001 to the first quarter of 2002. The increase includes the addition of mortgages securitized in 2001, as discussed above.

Core deposits (total deposits, less: brokered deposits, municipal money market deposits, and time deposits of $100,000 or more) represent the Company's largest and lowest cost funding source. Asset growth in 2002 was funded primarily with core deposits, which increased by 19.8% from an average balance of $831.6 million for the first quarter of 2001, to $996.5 million for the first quarter of 2002. Average core deposits represented 73.9% of average liabilities for the quarter ended March 31, 2002, compared to 70.24% for the same period in 2001. Non-core funding sources, which include time deposits of $100,000 or more, brokered deposits, municipal money market deposits, Federal funds purchased, securities sold under agreements to repurchase, and other borrowings provided additional sources of funding to support asset growth. Average balances on these non-core funding sources increased by $15.2 million between the first quarter of 2001 to the first quarter of 2002. The cost of interest bearing liabilities declined from 4.29% in the first quarter of 2001, to 2.62% in the first quarter of 2002.

Provision for Loan/Lease Losses

The provision for loan/lease losses represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses at an adequate level. The provision for loan/lease losses of $376,000 for the first three months of 2002, is up from $185,000 for the same period in 2001. Net charge-offs were $218,000 for the first three months of 2002, compared to net recoveries of $133,000 for the first three months of 2001. The reserve for loan/lease losses as a percentage of period end loans was 1.21% at March 31, 2002, compared to 1.20% at December 31, 2001. The increase in the provision for loan/lease losses for the first quarter of 2002 as compared to the first quarter of 2001 is primarily due to increases in net loan charge-offs and nonperforming loans as well as continued growth in the loan portfolio.

Noninterest Income

Management continues to emphasize noninterest income as an important component of the Company's future success. Noninterest income for the three months ended March 31, 2002, was $5.3 million, an increase of 8.9% over the same period in 2001. As of March 31, 2002, noninterest income represented 24.8% of total revenue, compared to 25.8% for the same period last year.

The Tompkins Investment Services Division of Tompkins Trust Company generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing employee benefits plans. Services are primarily provided to customers in the Trust Company's market area of Tompkins County and surrounding areas, although the division currently manages assets for clients in more than 40 states. Recently, Tompkins Investment Services expanded its marketing efforts and has dedicated staff to serve clients in The Bank of Castile and Mahopac National Bank markets. Trends for new business in trust and investments services remain positive, although the general downward trend in national stock markets has caused earnings to decline in the first quarter of 2002, when compared to the prior year. Trust and investments services income was $1.1 million in the first quarter of 2002, compared to nearly $1.3 million in the first quarter of 2001. The market value of assets managed by, or in custody of, Tompkins Investment Services was approximately $1.2 billion at March 31, 2002, up slightly from $1.1 billion a year ago.

Tompkins Insurance is an independent agency, representing 22 major insurance carriers with access to special risk property and liability markets. Tompkins Insurance has state of the art computer systems for record keeping, claim processing and coverage confirmation, and can provide instant insurance pricing comparisons from some of the country's finest insurance companies. The agency primarily offers property and casualty insurance to individuals and businesses in Western New York State. Commission and fee income from Tompkins Insurance was $1.2 million for the first quarter of 2002, up from $961,000 for the same period last year.

Service charges on deposit accounts were $1.3 million for the period ended March 31, 2002, compared to $1.1 million for the same period in 2001. The increase in 2002 is largely due to the increase in deposit accounts. The average dollar volume of noninterest-bearing accounts increased by $28.7 million between March 31, 2001, and March 31, 2002. Also contributing to the increase in current year revenue were fee increases for certain deposit related services, which were implemented in March 2001.

Income from card services, included in other service charges on the consolidated statements of income, continues to be an important source of revenue. The Company continues to expand its product offerings to better serve the needs of customers. Card services products include traditional credit cards, purchasing cards, debit cards, and merchant card processing. Core income associated with card services was $644,000 for the three months ended March 31, 2002, an increase of approximately 15.6% from the first quarter of 2001.

Other income for the first three months of 2002 includes $311,000 of income relating to increases in the cash surrender value of corporate owned life insurance (COLI). This compares to $254,000 for the same period in 2001. The corporate owned life insurance relates to life insurance and other benefits provided to certain senior officers of the Company and its subsidiaries. The Company's average investment in COLI was $20.5 million for the three month period ended March 31, 2002, compared to $18.7 million for the same period in 2001. Increases in the cash surrender value of insurance are reflected as other income, net of the related mortality expense.

The current historically low interest rate environment resulted in record mortgage application volume for the Company in 2001, and has continued in 2002. As a result of this record application volume, which included a high percentage of applications to refinance loans currently serviced by Tompkins, the volume of residential mortgage loan sales increased from $2.4 million in the first quarter of 2001 to $13.4 million in 2002. Net gains from loan sales are included in other income and amounted to $209,000 in the first quarter of 2002, compared to $60,000 for the same period in 2001.

Noninterest Expenses

Total noninterest expenses were $12.6 million for the first three months of 2002, compared to $11.0 million for the same period in 2001. The increase in noninterest expense is largely due to higher personnel related costs, which were up by 14.6%, or $892,000 over the first quarter of 2001. Personnel-related expenses comprise the largest segment of other expense, representing approximately 55.5% of operating expense in the first three months of 2002. The increase in personnel-related expenses is attributable to a variety of factors including an increased number of employees, as well as higher benefit related costs for medical insurance and pensions.

Expenses related to bank premises and furniture and fixtures totaled $1.6 million for the first quarter of 2002, and increase of $106,000 over the same period last year. A portion of the increase is attributable to the October 2001 opening of the Hopewell Junction office of Mahopac National Bank.

0Amortization expense decreased from $426,000 in the first quarter of 2001, to $238,000 in the first quarter of 2002. The decline in amortization is primarily attributable to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The adoption of SFAS No. 142 has resulted in a $129,000 reduction in goodwill amortization expense in the first three months of 2002 as compared to the first three months of 2001. If SFAS No. 142 had not been adopted on January 1, 2002, then goodwill amortization expense would have been $152,000 in the first quarter of 2002 due to additions to goodwill subsequent to March 31, 2001. At March 31, 2002, the Company had unamortized goodwill related to its various acquisitions totaling $9.7 million. A preliminary evaluation of impairment of the Company's goodwill assets suggests that these assets were not impaired as of March 31, 2002.

At March 31, 2002, the Company had other identifiable intangible assets (primarily core deposit intangibles) related to various acquisitions of $3.5 million. The amortization of these intangible assets amounted to $238,000 for the three months ended March 31, 2002, and $297,000 for the three months ended March 31, 2001. In accordance with SFAS No. 142, these intangible assets continue to be amortized.

Other operating expense amounted to $3.8 million in the first quarter of 2002, compared to $3.0 million for the same period in 2001. Along with increases in variable expenses associated with increased business volumes, software license and maintenance fees were up $111,000, and marketing expenses were up $94,000, contributing to the growth in other operating expenses.

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes. The provision for the three months ended March 31, 2002, was $2.6 million, compared to $2.4 million in 2001. The increased provision is primarily due to increased levels of taxable income. The effective tax rate for the first three months of 2002 was 33.5 percent, unchanged from the same period in 2001.


FINANCIAL CONDITION

The Company's total assets were $1.5 billion as of March 31, 2002, representing an increase of $115.0 million over total assets reported as of December 31, 2001. Asset growth since year end has been largely centered in short-term investments. The available-for-sale securities portfolio (at amortized cost) increased by $86.5 million since year end, including a $20.5 million increase in money market mutual funds. A $27.8 million increase in Federal funds sold also added to asset growth in the first quarter of 2002. Loan growth was relatively modest during the first quarter with total loans of $894.5 million, up $4.6 million from December 31, 2001. Asset growth was largely driven by deposit growth during the first quarter of 2002, as deposits increased by $143.5 million, to $1.2 billion at March 31, 2002.

Capital

Total shareholders' equity grew modestly in the first quarter to $131.9 million at March 31, 2002, from $131.1 million at year end. Undivided profits at March 31, 2002, were up $3.1 million from December 31, 2001, while other comprehensive income was down $2.3 million. Tangible book value per share increased from $15.77 at December 31, 2001, to $15.88 at March 31, 2002. Cash dividends paid in the first quarter totaled approximately $2.1 million, representing 39.8% of year to date earnings. Per share cash dividends of $0.28 for the first three months of 2002, were up from $0.27 for the first quarter of 2001.

The Company has a stock repurchase plan (the "Plan"), which was approved by the board of directors on August 15, 2000. The Plan authorizes the repurchase of up to 400,000 shares over a two year period. As of March 31, 2002, 253,803 shares had been repurchased at an average price of $28.35 per share. There were 8,500 shares purchased under the Plan in the first quarter of 2002, at an average price of $40.68 per share.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and its subsidiaries meet all capital adequacy requirements to which they are subject. The table below reflects the Company's capital position at March 31, 2002, compared to the regulatory capital requirements for "well capitalized" institutions.

REGULATORY CAPITAL ANALYSIS - March 31, 2002
-----------------------------------------------------------------------------------------------------------------------------
                                                                              Actual           Well Capitalized Requirement
(Dollar amounts in thousands)                                          Amount        Ratio        Amount          Ratio
-----------------------------------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets)                               $131,598       13.9%        $94,362         10.0%
Tier I Capital (to risk weighted assets)                              $120,734       12.8%        $56,617          6.0%
Tier I Capital (to average assets)                                    $120,734        8.2%        $73,229          5.0%
=============================================================================================================================

As illustrated above, the Company's capital ratios on March 31, 2002 remain well above the minimum requirement for well capitalized institutions. As of March 31, 2002, the capital ratios for each of the Company's subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

Reserve for Loan/Lease Losses and Nonperforming Assets

Management reviews the adequacy of the reserve for loan/lease losses (reserve) on a regular basis. Management considers the accounting policy relating to the reserve to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the reserve required to cover credit losses in the portfolio and the material effect that assumption could have on the results of operations. Factors considered in determining the adequacy of the reserve and the related provision include: management's approach to granting new credit; the ongoing monitoring of existing credits by the internal and external loan review functions; the growth and composition of the loan and lease portfolio; comments received during the course of independent examinations; current local economic conditions; past due and nonperforming loan statistics; estimated collateral values; and a historical review of loan and lease loss experience. Based upon consideration of the above factors, management believes that the reserve is adequate to provide for the risk of loss inherent in the current loan and lease portfolio. Activity in the Company's reserve for loan/lease losses during the first three months of 2002 and 2001 is illustrated in the table below.

ANALYSIS OF THE RESERVE FOR LOAN/LEASE LOSSES  (In thousands)
--------------------------------------------------------------------------------------------------------------------------
                                                                                  March 31, 2002           March 31, 2001
--------------------------------------------------------------------------------------------------------------------------
Average loans and leases outstanding year to date                                       $893,058                 $848,450
--------------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                         10,706                    9,824
--------------------------------------------------------------------------------------------------------------------------
Provision for loan/lease losses                                                              376                      185
     Loans charged off                                                                      (325)                    (285)
     Loan recoveries                                                                         107                      418
--------------------------------------------------------------------------------------------------------------------------
Net (charge-offs) recoveries                                                                (218)                     133
--------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                          $ 10,864                 $ 10,142
==========================================================================================================================

The reserve represented 1.21% of total loans and leases outstanding at March 31, 2002, up slightly from 1.14% at March 31, 2001. The reserve coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) declined from 1.91 times at March 31, 2001, to 1.53 times at March 31, 2002. Management is committed to early recognition of loan problems and to maintaining an adequate reserve.

The level of nonperforming assets at March 31, 2002 and 2001 is illustrated in the table below. Nonperforming assets of $7.2 million as of March 31, 2002, reflect an increase of $1.7 million from March 31, 2001. Despite the increase in the current period, the level of nonperforming assets at March 31, 2002, remains modest at 0.47% of total assets. Approximately $1.4 million of the nonperforming loans at March 31, 2002 were secured by U.S. Government guarantees.

NONPERFORMING ASSETS (In thousands)
------------------------------------------------------------------------------------------------------------------------
                                                                               March 31, 2002            March 31, 2001
------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                                       $6,823                    $4,520
Loans past due 90 days and accruing                                                        88                       406
Troubled debt restructuring not included above                                            183                       386
------------------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                                                          7,094                     5,312
------------------------------------------------------------------------------------------------------------------------
Other real estate, net of allowances                                                       77                       204
------------------------------------------------------------------------------------------------------------------------
     Total nonperforming assets                                                        $7,171                    $5,516
========================================================================================================================
Total nonperforming loans as a percentage of total loans                                0.79%                     0.65%
Total nonperforming assets as a percentage of total assets                              0.47%                     0.42%
========================================================================================================================

Deposits and Other Liabilities

Total deposits were $1.2 billion on March 31, 2002, up $143.5 million from December 31, 2001. Core deposits, which include demand deposits, savings accounts, non-municipal money market accounts, and time deposits of less than $100,000 represent the primary funding source for the Company. As of March 31, 2002, core deposits of $1.1 billion represented 75.8% of total liabilities. This compares to core deposits of $925.8 million, representing 71.9% of total liabilities at December 31, 2001.

Non-core funding sources for the company include: time deposits greater than $100,000, municipal money market deposits, brokered deposits, securities sold under repurchase agreements, Federal funds purchased, and other borrowings. These non-core funding sources totaled $325.7 million at March 31, 2002, down from $346.9 million at December 31, 2001. The majority of the decline was in time deposits greater than $100,000, which declined from $153.6 million at December 31, 2001, to $102.6 million at March 31, 2002. Some of these funds were moved into other deposit categories. Other borrowings, consisting of term borrowings from the Federal Home Loan Bank (FHLB), increased from $75.6 million at December 31, 2001, to $84.6 million at March 31, 2002.

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

Cash and cash equivalents totaled $68.9 million as of March 31, 2002, up from $44.1 million at December 31, 2001. Short term investments, consisting of securities due in one year or less and Federal funds sold, increased from $23.9 million on December 31, 2001, to $60.5 million on March 31, 2002. Securities pledged to secure certain large deposits and securities sold under repurchase agreements were 69.0% of total securities as of March 31, 2002, compared to 72.3% as of December 31, 2001.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, negotiable certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At March 31, 2002, the unused borrowing capacity on established lines with the FHLB was $174.2 million. As members of the FHLB, the Company's subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At March 31, 2002, total residential mortgage loans of the Company were $340 million, the majority of which are available as collateral for FHLB borrowings.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

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

The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of March 31, 2002.

Condensed Static Gap - March 31, 2002                                            Repricing Interval
                                                                                                            Cumulative
(dollar amounts in thousands)                         Total      0-3 months    3-6 months    6-12 months    12 months
-----------------------------------------------------------------------------------------------------------------------
Interest-earning assets                            $1,420,028     $420,804       $80,364       $134,776      $635,944
Interest-bearing liabilities                        1,156,799      519,491        97,475         94,128       711,094
-----------------------------------------------------------------------------------------------------------------------
Net gap position                                                   (98,687)      (17,111)        40,648       (75,150)
-----------------------------------------------------------------------------------------------------------------------
Net gap position as a percentage of total assets                     (6.43)%       (1.11)%         2.65%        (4.89)%
=======================================================================================================================

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

The board of directors has set a policy that the Company's interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 200 basis point change in rates. Based upon the simulation analysis performed as of March 31, 2002, a 200 basis point upward shift in interest rates over a one-year time frame would result in a one-year decline in net interest income of approximately 2.63%, assuming management takes no action to address balance sheet mismatches. The same simulation indicates that a 200 basis point decline in interest rates over a one-year period would result in a decrease in net interest income of 1.7%. The simulation model is useful in identifying potential exposure to interest rate movements; however, management feels that certain actions could be taken to offset some of the negative effects of unfavorable movements in interest rates. Although the analysis reflects some exposure to changes in interest rates, management believes the exposure is not significant in relation to the earnings and capital strength of the Company.

                             TOMPKINS TRUSTCO, INC.
          Average Consolidated Balance Sheet and Net Interest Analysis

                                                                 Mar-02                             Mar-01
-------------------------------------------------------------------------------------------------------------------------
                                                      Average                           Average
                                                      Balance               Average     Balance               Average
(Dollar amounts in thousands)                          (YTD)    Interest  Yield/Rate     (YTD)     Interest  Yield/Rate
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
     Certificates of deposit with other banks        $       36   $     1      11.27%   $      396  $     1        1.02%
     Securities (1)
         U.S. Government securities                     333,397     4,793       5.83%      242,009    4,012        6.72%
         State and municipal (2)                         71,869     1,221       6.89%       70,122    1,318        7.62%
         Other securities (2)                            46,762       374       3.24%       18,443      300        6.60%
                                                    ---------------------------------------------------------------------
         Total securities                               452,028     6,388       5.73%      330,574    5,630        6.91%
     Federal funds sold                                  14,046        56       1.62%       13,502      195        5.86%
     Loans, net of unearned income (3)
          Real estate loans                             525,459     9,898       7.64%      518,033   10,630        8.32%
          Commercial loans (2)                          236,005     3,923       6.74%      202,737    4,761        9.52%
          Consumer loans                                111,993     2,599       9.41%      109,679    2,756       10.19%
          Direct lease financing                         19,601       381       7.88%       18,001      370        8.34%
                                                    ---------------------------------------------------------------------
          Total loans, net of unearned income           893,058    16,801       7.63%      848,450   18,517        8.85%
                                                    ---------------------------------------------------------------------
          Total interest-earning assets               1,359,168    23,246       6.94%    1,192,922   24,343        8.28%
                                                    ---------------------------------------------------------------------

Other assets                                            123,352                            110,232

                                                    -----------                        -----------
          Total assets                               $1,482,520                         $1,303,154
                                                    ===========                        ===========

-------------------------------------------------------------------------------------------------------------------------
LIABILITIES & SHAREHOLDERS' EQUITY
Deposits
     Interest-bearing deposits
          Interest bearing checking, savings,
                 & money market                         571,351     2,192       1.56%      410,576    2,215        2.19%
          Time deposits  > $100,000                     122,400       903       2.99%      188,696    2,749        5.91%
          Time deposits < $100,000                      241,209     2,325       3.91%      237,027    3,386        5.79%
          Brokered time deposits  < $100,000             10,350        96       3.76%            0        0        0.00%
                                                    ---------------------------------------------------------------------
          Total interest-bearing deposits               945,310     5,516       2.37%      836,299    8,350        4.05%

Federal funds purchased & securities sold under
          agreements to repurchase                       82,821       639       3.13%       67,197      907        5.47%
Other borrowings                                         81,846     1,021       5.06%       70,841    1,061        6.07%
                                                    ---------------------------------------------------------------------
     Total interest-bearing liabilities               1,109,977     7,176       2.62%      974,337   10,318        4.29%

Noninterest bearing deposits                            221,707                            192,987
Minority Interest                                         1,507                              1,505
Accrued expenses and other liabilities                   16,222                             16,652
                                                    -----------                        -----------
     Total liabilities                                1,349,413                          1,185,481

Shareholders' equity                                    133,107                            117,673
                                                    -----------                        -----------
     Total liabilities and shareholders' equity      $1,482,520                         $1,303,154
                                                    ===========                         ===========
                                                                            ==========                          ==========
Interest rate spread                                                            4.32%                              3.99%
                                                                ======================             ======================
     Net interest income/margin on earning assets                 $16,070       4.80%               $14,025        4.77%
=========================================================================================================================

(1) Average balances and yields exclude unrealized gains and losses on available-for-sale securities.

(2) Interest income includes the effects of taxable-equivalent adjustments using a blended Federal and State income tax rate of 40% to increase tax exempt interest income to a taxable-equivalent basis.

(3) Nonaccrual loans are included in the average loans totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in
     Note 1 to the Company's Annual Report on Form 10-K dated December 31, 2001

PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

                  None

Item 2.           Changes in Securities and Use of Proceeds

                  None

Item 3.           Defaults on Senior Securities

                  None

Item 4.           Submission of Matters to a Vote by Security Holders

                  None

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

Date:  May 6, 2002

                                        TOMPKINS TRUSTCO, INC.


                                        By:   /s/ James J. Byrnes
                                             ----------------------------------
                                               James J. Byrnes
                                               Chairman of the Board,
                                               Chief Executive Officer



                                        By:   /s/ Francis M. Fetsko
                                             ----------------------------------
                                               Francis M. Fetsko
                                               Senior Vice President and
                                               Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT NUMBER          DESCRIPTION                                    PAGES
--------------          -----------                                    -----