Form 10-Q
period 2002-06-30
TOMPKINS TRUSTCO INC
filed 2002-08-12
CIK 1005817

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

           Class                                Outstanding as of  July 31, 2002
----------------------------                    --------------------------------
Common Stock, $.10 par value                            7,409,522 shares

                             TOMPKINS TRUSTCO, INC.

                                    FORM 10-Q

                                      INDEX



PART I -FINANCIAL INFORMATION                                               PAGE
                                                                            ----

         Item 1 - Financial Statements (Unaudited)
                    Condensed Consolidated Statements of Condition
                    as of June 30, 2002 and December 31, 2001 ............     3

                  Condensed Consolidated Statements of  Income for
                    the three months and six months ended June 30, 2002
                    and 2001 .............................................     4

                  Condensed Consolidated Statements of Cash Flows for the
                    six months ended June 30, 2002 and 2001 ..............     5

                  Condensed Consolidated Statements of Changes in
                    Shareholders' Equity for the six months ended
                    June 30, 2002 and 2001 ...............................     6

                  Notes to Unaudited Condensed Consolidated Financial
                    Statements ...........................................  7-11

         Item 2 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .................. 12-18

         Item 3 - Quantitative and Qualitative Disclosures about Market
                    Risk .................................................    19

                  Average Consolidated Balance Sheet and Net Interest
                    Analysis .............................................    20


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings ......................................    21

         Item 2 - Changes in Securities and Use of Proceeds ..............    21

         Item 3 - Defaults on Senior Securities ..........................    21

         Item 4 - Submission of Matters to a Vote of Securities
                    Holders ..............................................    21

         Item 5 - Other Information ......................................    21

         Item 6 - Exhibits and Reports on Form 8-K .......................    21


SIGNATURES ...............................................................    22


EXHIBIT INDEX ............................................................    23

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                               CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                                      (In thousands, except share data)


                                                                                   (Unaudited)
                                                                                      As of          As of
                                                                                    06/30/2002     12/31/2001
                                                                                   -----------    -----------
ASSETS
Cash & noninterest bearing balances
   due from banks                                                                  $    49,298    $    43,946

Interest bearing balances due from banks                                                     0             21
Federal funds sold                                                                      10,625            150
Available-for-sale securities, at fair value                                           488,611        386,369
Held-to-maturity securities, fair value of $36,279 at
   June 30, 2002 and $27,255 at December 31, 2001                                       35,203         26,846
Loans/leases net of unearned income                                                    927,863        889,842
Less: Reserve for loan/lease losses                                                     11,055         10,706
-------------------------------------------------------------------------------------------------------------
                                                         Net Loans/Leases              916,808        879,136

Bank premises and equipment, net                                                        26,278         25,034
Corporate owned life insurance                                                          20,580         20,451
Intangible assets                                                                       13,651         14,072
Accrued interest and other assets                                                       25,124         24,670
-------------------------------------------------------------------------------------------------------------
                                                             Total Assets          $ 1,586,178    $ 1,420,695
=============================================================================================================

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARIES AND SHAREHOLDERS' EQUITY
Deposits:
   Interest bearing:
      Checking, savings and money market                                           $   664,063    $   457,427
      Time                                                                             349,219        404,532
   Noninterest bearing                                                                 256,903        225,499
-------------------------------------------------------------------------------------------------------------
                                                           Total Deposits            1,270,185      1,087,458

Securities sold under agreements to repurchase and
   Federal funds purchased                                                              69,752        109,669
Other borrowings                                                                        84,361         75,581
Other liabilities                                                                       19,627         15,423
-------------------------------------------------------------------------------------------------------------
                                                        Total Liabilities          $ 1,443,925    $ 1,288,131
-------------------------------------------------------------------------------------------------------------

Minority interest in consolidated subsidiaries                                           1,495          1,492

Shareholders' equity:
   Common Stock - par value $.10 per share, authorized 15,000,000 shares
      Issued: 7,420,321 at June 30, 2002; and 7,442,177 at December 31, 2001               742            744
   Surplus                                                                              44,636         45,456
   Undivided profits                                                                    89,364         82,385
   Accumulated other comprehensive income                                                6,513          3,039
   Treasury stock, at cost - 24,529 shares at June 30, 2002,
      and 24,529 shares at December 31, 2001                                              (466)          (466)
   Unallocated ISOP/ESOP: 2,773 shares at June 30, 2002,
      10,170 shares at December 31, 2001                                                   (31)           (86)
-------------------------------------------------------------------------------------------------------------
                                               Total Shareholders' Equity          $   140,758    $   131,072
-------------------------------------------------------------------------------------------------------------
        Total Liabilities, Minority Interest in Consolidated Subsidiaries
                                                 and Shareholders' Equity          $ 1,586,178    $ 1,420,695
=============================================================================================================


See accompanying notes to unaudited condensed consolidated financial statements.

                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (In thousands, except per share data) (Unaudited)


                                                                   Three months ended       Six months ended
                                                                 06/30/2002  06/30/2001  06/30/2002  06/30/2001
                                                                 ----------  ----------  ----------  ----------
INTEREST AND DIVIDEND INCOME
Loans                                                             $ 16,887    $ 18,032    $ 33,652    $ 36,524
Federal funds sold                                                      45         133         101         328
Available-for-sale securities                                        6,517       5,352      12,162      10,193
Held-to-maturity securities                                            421         307         707         630
--------------------------------------------------------------------------------------------------------------
                            Total Interest and Dividend Income      23,870      23,824      46,622      47,675
--------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits:
   Time certificates of deposits of $100,000 or more                   794       2,311       1,697       5,060
   Other deposits                                                    4,991       5,346       9,605      10,947
Securities sold under agreements to repurchase and
   Federal funds purchased                                             636         765       1,275       1,672
Other borrowings                                                     1,063       1,158       2,084       2,219
--------------------------------------------------------------------------------------------------------------
                                        Total Interest Expense       7,484       9,580      14,661      19,898
--------------------------------------------------------------------------------------------------------------
                                           Net Interest Income      16,386      14,244      31,961      27,777
--------------------------------------------------------------------------------------------------------------
                         Less: Provision for loan/lease losses         435         320         811         505
--------------------------------------------------------------------------------------------------------------
     Net Interest Income After Provision for Loan/Lease Losses      15,951      13,924      31,150      27,272
--------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Trust and investment services income                                 1,091       1,082       2,170       2,315
Service charges on deposit accounts                                  1,567       1,208       2,882       2,297
Insurance commissions and fees                                       1,256       1,068       2,433       2,029
Other service charges                                                1,259       1,133       2,358       2,136
Increase in cash surrender value of corporate owned life               289         261         600         515
insurance
Other income                                                           312         264         641         554
Net realized gain (loss) on available-for-sale securities              (20)          0         (20)          6
--------------------------------------------------------------------------------------------------------------
                                      Total Noninterest Income       5,754       5,016      11,064       9,852
--------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salary and wages                                                     5,510       4,980      10,942       9,741
Pension and other employee benefits                                  1,418       1,299       2,990       2,610
Net occupancy expense of bank premises                                 724         678       1,459       1,397
Furniture and fixture expense                                          814         779       1,632       1,507
Amortization of intangible assets                                      226         419         464         844
Other operating expense                                              4,004       3,427       7,836       6,409
--------------------------------------------------------------------------------------------------------------
                                    Total Noninterest Expenses      12,696      11,582      25,323      22,508
--------------------------------------------------------------------------------------------------------------
                 Income Before Income Tax Expense and Minority
                         Interest in Consolidated Subsidiaries       9,009       7,358      16,891      14,616
--------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                          34          33          67          67
                                            Income Tax Expense       3,053       2,552       5,697       4,984
--------------------------------------------------------------------------------------------------------------
                                                    Net Income    $  5,922    $  4,773    $ 11,127    $  9,565
==============================================================================================================
Basic Earnings Per Share                                          $   0.80    $   0.65    $   1.50    $   1.29
Diluted Earnings Per Share                                        $   0.78    $   0.64    $   1.48    $   1.28
==============================================================================================================


See accompanying notes to unaudited condensed consolidated financial statements.

                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands) (Unaudited)


                                                                                    Six months ended
                                                                                 6/30/2002    6/30/2001
                                                                                 ---------    ---------
OPERATING ACTIVITIES
Net income                                                                       $  11,127    $   9,565
Adjustments to reconcile net income to net cash
   provided by operating activities:
Provision for loan/lease losses                                                        811          505
Depreciation and amortization premises, equipment, and software                      1,448        1,399
Amortization of intangible assets                                                      464          844
Earnings from corporate owned life insurance, net                                     (576)        (515)
Net amortization on securities                                                         695           90
Net realized loss (gain) on available-for-sale securities                               20           (6)
Net gain on sale of loans                                                             (305)        (150)
Proceeds from sale of loans                                                         19,340        9,783
Loans originated for sale                                                          (18,760)      (9,337)
Net gain on sales of bank premises and equipment                                         0          (25)
Issuance of treasury stock                                                               0           10
ISOP/ESOP shares released for allocation                                               287          370
(Increase) decrease in accrued interest receivable                                    (305)       1,398
Decrease in accrued interest payable                                                  (780)      (1,196)
Other, net                                                                           2,376        1,109
-------------------------------------------------------------------------------------------------------
                                    Net Cash Provided by Operating Activities       15,842       13,844
-------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities                          105,875      111,683
Proceeds from sales of available-for-sale securities                                 6,066          437
Proceeds from maturities of held-to maturity securities                              6,036        6,845
Purchases of available-for-sale securities                                        (209,055)    (100,188)
Purchases of held-to-maturity securities                                           (14,407)      (2,474)
Net increase in loans                                                              (38,758)     (38,514)
Proceeds from sale of bank premises and equipment                                        0           27
Purchases of bank premises and equipment                                            (2,608)      (1,369)
Redemption of corporate owned life insurance                                           448            0
Net cash used in acquisitions                                                          (21)      (1,004)
-------------------------------------------------------------------------------------------------------
                                        Net Cash Used in Investing Activities     (146,424)     (24,557)
-------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase in demand, money market,
   and savings deposits                                                            238,040       27,076
Net decrease in time deposits                                                      (55,313)     (33,964)
Net (decrease) increase in securities sold under agreements
   to repurchase and Federal funds purchased                                       (39,917)       7,197
Net increase in other borrowings                                                     8,780       14,416
Cash dividends                                                                      (4,148)      (4,017)
Common stock repurchased and returned to unissued status                            (1,304)      (2,665)
Net proceeds from exercise of stock options and related tax benefit                    250          525
-------------------------------------------------------------------------------------------------------
                                    Net Cash Provided by Financing Activities      146,388        8,568
-------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                15,806       (2,145)
Cash and Cash Equivalents at beginning of Period                                    44,117       65,364
Total Cash & Cash Equivalents at End of Period                                   $  59,923    $  63,219
=======================================================================================================
=======================================================================================================

Supplemental Information:
   Cash paid during the year for:
      Interest                                                                      15,441       21,084
      Taxes                                                                          1,110        2,617
   Noncash investing activities:
      Fair value of noncash assets acquired in purchase acquisition                      0        1,504
      Fair value of liabilities acquired in purchase acquisition                         0        1,449
      Shares issued for acquisitions                                                     0        3,058
      Securitization of loans                                                            0       32,845


See accompanying notes to unaudited condensed consolidated financial statements.

                              CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                          (In thousands, except share data) (Unaudited)


                                                                                   Accumulated
                                                                                     Other
                                                                                  Comprehensive
                                                  Common                Undivided    Income    Treasury    Unallocated
                                                   Stock      Surplus    Profits     (Loss)      Stock      ISOP/ESOP      Total
=================================================================================================================================
Balances at
January 1, 2001                                  $    734    $ 44,182    $ 70,894  ($      9)  ($    473)   ($    333)   $114,995
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
   Net Income                                                               9,565                                           9,565
   Other comprehensive income                                                          1,502                                1,502
                                                                                                                         --------
            Total Comprehensive Income                                                                                     11,067
                                                                                                                         ========
Cash dividends ($0.54/Share)                                               (4,017)                                         (4,017)
Exercise of stock options, and related
   tax benefit (39,755 shares, net)                     4         521                                                         525
Common stock repurchased and
   returned to unissued status (94,377 shares)         (9)     (2,656)                                                     (2,665)
Treasury stock issued (336 shares)                                  3                                  7                       10
Stock issued for purchase acquisition
   (151,719 shares)                                    15       3,043                                                       3,058
ESOP shares committed to be released
   for allocation (11,376 shares)                                 204                                             166         370
---------------------------------------------------------------------------------------------------------------------------------
Balances at
June 30, 2001                                    $    744    $ 45,297    $ 76,442   $  1,493   ($    466)   ($    167)   $123,343
---------------------------------------------------------------------------------------------------------------------------------


=================================================================================================================================
Balances at
January 1, 2002                                  $    744    $ 45,456    $ 82,385   $  3,039   ($    466)   ($     86)   $131,072
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
   Net Income                                                              11,127                                          11,127
   Other comprehensive income                                                          3,474                                3,474
                                                                                                                         --------
            Total Comprehensive Income                                                                                     14,601
                                                                                                                         ========
Cash dividends ($0.56/Share)                                               (4,148)                                         (4,148)
Exercise of stock options and
   related tax benefit (11,784 shares, net)             1         249                                                         250
Common stock repurchased and
   returned to unissued status (33,640 shares)         (3)     (1,301)                                                     (1,304)
ESOP shares committed to be released
   for allocation (7,397 shares)                                  232                                              55         287
---------------------------------------------------------------------------------------------------------------------------------
Balances at
June 30, 2002                                    $    742    $ 44,636    $ 89,364   $  6,513   ($    466)   ($     31)   $140,758
---------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Business

Tompkins Trustco, Inc. ("Tompkins" or the "Company"), is the corporate parent to three community banks, Tompkins Trust Company ("Trust Company"), The Bank of Castile, and The Mahopac National Bank ("Mahopac National Bank"), which together operate 32 banking offices in local New York State market areas served by its subsidiary banks. Headquartered in Ithaca, New York, Tompkins is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Tompkins was organized in 1995, under the laws of the State of New York, as a bank holding company for Tompkins Trust Company (formerly known as Tompkins County Trust Company), a commercial bank that has operated in Ithaca and surrounding communities since 1836.

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

2.   Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the application of certain accounting policies management is required to make assumptions regarding the effect of matters that are inherently uncertain. These estimates and assumptions affect the reported amounts of certain assets, liabilities, revenues, and expenses in the consolidated financial statements. Different amounts could be reported under different conditions, or if different assumptions were used in the application of these accounting policies. The accounting policy considered critical in this respect is the determination of the reserve for loan/lease losses.

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

3.   Earnings Per Share

A computation of Basic Earnings Per Share ("EPS") and Diluted EPS for the three and six month periods ending June 30, 2002 and 2001, is presented in the table below.

--------------------------------------------------------------------------------------------------------
                                                                                  Weighted       Per
Three months ended June 30, 2002                                  Net Income   Average Shares   Share
(In thousands except share and per share data)                    (Numerator)  (Denominator)    Amount
--------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                            $   5,922     7,409,957     $    0.80

Effect of dilutive securities (Stock options)                                      134,785

Diluted EPS
Income available to common shareholders plus assumed conversions   $   5,922     7,544,742     $    0.78
--------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------
                                                                                  Weighted       Per
Three months ended June 30, 2001                                  Net Income   Average Shares   Share
(In thousands except share and per share data)                    (Numerator)  (Denominator)    Amount
--------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                            $   4,773     7,395,260     $    0.65

Effect of dilutive securities (Stock options)                                      108,077

Diluted EPS
Income available to common shareholders plus assumed conversions   $   4,773     7,503,337     $    0.64
--------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------
                                                                                  Weighted       Per
Six months ended June 30, 2002                                    Net Income   Average Shares   Share
(In thousands except share and per share data)                    (Numerator)  (Denominator)    Amount
--------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                            $  11,127     7,410,642     $    1.50

Effect of dilutive securities (Stock options)                                      131,842

Diluted EPS
Income available to common shareholders plus assumed conversions   $  11,127     7,542,484     $    1.48
--------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------
                                                                                  Weighted       Per
Six months ended June 30, 2001                                    Net Income   Average Shares   Share
(In thousands except share and per share data)                    (Numerator)  (Denominator)    Amount
--------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                            $   9,565     7,400,228     $    1.29

Effect of dilutive securities (Stock options)                                       87,801

Diluted EPS
Income available to common shareholders plus assumed conversions   $   9,565     7,488,029     $    1.28
--------------------------------------------------------------------------------------------------------


The effect of dilutive securities calculation for 2001 excludes weighted average options of 2,000 because the exercise price of the options was greater than the average market value during the period.

4.   Comprehensive Income (Loss)

                                                                  Three months ended       Six months ended
(in thousands)                                                  6/30/2002   6/30/2001   06/30/2002  06/30/2001
-------------------------------------------------------------------------------------------------------------
Net Income                                                       $  5,922    $  4,773    $ 11,127    $  9,565
-------------------------------------------------------------------------------------------------------------

Net unrealized holding gains (losses) during the period             5,753        (522)      3,462       1,506
              Memo: Pre-tax net unrealized holding gain (loss)      9,588        (870)      5,770       2,510

Reclassification adjustment for net realized loss (gain) on
   available-for-sale securities                                       12           0          12          (4)
                         Memo: Pretax net realized loss (gain)         20           0          20          (6)
-------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                                   5,765        (522)      3,474       1,502

-------------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                       $ 11,687    $  4,251    $ 14,601    $ 11,067
=============================================================================================================


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

SFAS No. 141 requires upon adoption of SFAS No. 142, that the company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Under SFAS No. 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible assets was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption based upon criteria contained in SFAS No. 142. Any transitional impairment loss was to be recognized as a cumulative effect of a change in accounting principle in the Company's consolidated statement of income. The Company has performed an impairment evaluation and based upon this analysis, no transitional impairment loss is required to be recognized as a result of adopting SFAS 142.

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

At December 31, 2001, other intangible assets totaled $956,000, which included mortgage servicing intangible assets of $663,000. Also included in this amount were approximately $234,000 of unidentified intangible assets related to various branch acquisitions accounted for under SFAS No. 72. These intangible assets are currently excluded from the scope of SFAS No. 142. As noted above, while the FASB is reconsidering the exclusion of this type of intangible asset from the scope of SFAS No. 142, at the present time this intangible asset continues to be amortized.

Information regarding the carrying amount and the amortization expense of the Company's acquired intangible assets are disclosed in the table below:

----------------------------------------------------------------------------------------------
                                                  Gross Carrying    Accumulated   Net Carrying
June 30, 2002 (In thousands)                          Amount       Amortization      Amount
----------------------------------------------------------------------------------------------
Amortized intangible assets:
----------------------------------------------------------------------------------------------
   Core deposit intangible                           $ 5,459          $ 2,411       $ 3,048
----------------------------------------------------------------------------------------------
   Other intangibles                                   2,288            1,362           926
----------------------------------------------------------------------------------------------
Subtotal amortized intangible assets                   7,747            3,773         3,974
----------------------------------------------------------------------------------------------
Goodwill                                              10,479              802         9,677
----------------------------------------------------------------------------------------------
Total intangible assets                              $18,226          $ 4,575       $13,651
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
Aggregate amortization expense: *
----------------------------------------------------------------------------------------------
   For the year to date period ended 6/30/02 *       $   464
----------------------------------------------------------------------------------------------
Estimated amortization expense: *
----------------------------------------------------------------------------------------------
   For the year ended 12/31/02                           972
----------------------------------------------------------------------------------------------
   For the year ended 12/31/03                           859
----------------------------------------------------------------------------------------------
   For the year ended 12/31/04                           744
----------------------------------------------------------------------------------------------
   For the year ended 12/31/05                           564
----------------------------------------------------------------------------------------------
   For the year ended 12/31/06                           449
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------

* Aggregate amortization expense for the period does not include the amortization of mortgage servicing rights. Estimated amortization expense for the five years does include mortgage servicing rights amortization.

Goodwill and other intangible assets - Effect of adoption of SFAS No. 142
--------------------------------------------------------------------------------
 (In thousands, except per share data)     Three months ended   Six months ended
--------------------------------------------------------------------------------
                                                June 30, 2001      June 30, 2001
--------------------------------------------------------------------------------
Reported Net Income                                 $   4,773          $   9,565
--------------------------------------------------------------------------------
Add back goodwill amortization                            130                259
--------------------------------------------------------------------------------
Adjusted Net Income                                     4,903              9,824
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Basic earning per share - as reported               $    0.65          $    1.29
--------------------------------------------------------------------------------
Adjust for goodwill                                      0.02               0.04
--------------------------------------------------------------------------------
Basic earnings per share - adjusted                      0.67               1.33
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Diluted earning per share - as reported             $    0.64          $    1.28
--------------------------------------------------------------------------------
Adjust for goodwill                                      0.02               0.03
--------------------------------------------------------------------------------
Diluted earnings per share - adjusted                    0.66               1.31
--------------------------------------------------------------------------------

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

RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS: In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The provisions of SFAS No. 145 are generally effective for financial statements issued for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial condition or results of operations.

ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES: In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002, on a prospective basis.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

RESULTS OF OPERATIONS

For the quarter ended June 30, 2002, net income was $5.9 million, an increase of 24.1% over the same period in 2001. Diluted earnings per share was $0.78 for second quarter of 2002, compared to $0.64 for the same period in 2001. The Company's key performance ratios remain strong. Return on average assets (ROA) for the quarter ended June 30, 2002, was 1.51%, compared to 1.44% for the same period in 2001. Return on average shareholders' equity (ROAE) for the second quarter was of 2002 was 17.56%, compared to 15.66% for the same period in 2001.

Net income for the six month period ended June 30, 2002, was $11.1 million, an increase of 16.3% over the same period in 2001. Diluted earnings per share was $1.48 for first six months of 2002, compared to $1.28 for the same period in 2001. Return on average assets (ROA) for the first six months of 2002 was 1.47%, compared to 1.47% for the same period in 2001. Return on average shareholders' equity (ROAE) for the first six months of 2002 was 16.72%, compared to 16.08% for the same period in 2001. The improvement in ROAE is attributable to the 16.3% growth in net income outpacing the 11.9% growth in average equity.

Management also monitors earnings on a cash basis, which excludes amortization of intangible assets, net of applicable tax benefit. Cash earnings for the second quarter increased by 19.3% to $6.1 million, or $0.80 per diluted share. For the six months ended June 30, 2002, cash earnings increased by 12.1% to $11.4 million, or $1.51 per diluted share. ROAE measured on a cash basis was 17.11% for the six months of 2002, compared to 17.02% for the same period in 2001.

On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets. The effect of adopting SFAS No. 142 is a $130,000 reduction in goodwill amortization expense in the second quarter of 2002 as compared to the second quarter of 2001. In the first six months of 2002, the adoption of SFAS 142 resulted in a $259,000 reduction in goodwill amortization expense as compared to the same period of 2001. If SFAS No. 142 had not been adopted on January 1, 2002, then goodwill amortization expense would have been $304,000 in the first six months of 2002 due to additions to goodwill subsequent to June 30, 2001. The Company continues to amortize other identifiable intangible assets (primarily core deposit intangibles), for which the Company recorded pre-tax amortization expense of $464,000 in the first six months of 2002, compared to $585,000 for the first six months of 2001.

Net Interest Income

The attached Average Consolidated Balance Sheet and Net Interest Analysis illustrates the trend in average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. The Company earned tax-equivalent net interest income of $17.0 million for the three months ended June 30,,2002, an increase of 15.2% over the same period in 2001. An increased volume of earning assets helped offset a decline in net interest margin in the current quarter. The net interest margin for the quarter declined from 4.86% in 2001, to 4.69% in 2002.

Year-to-date June 30, 2002, the Company earned tax-equivalent net interest income of $33.1 million, an increase of 14.8% over the first six months of 2001. Net interest margin for the six months ended June 30, 2002, was 4.74%, down from 4.82% for the same period in 2001.

A declining trend in interest rates has resulted in declines in both the yield on earning assets and the cost of interest-bearing liabilities. The yield on earning assets declined from 8.15% for the first six month of 2001, to 6.84% for the same period in 2002. The cost of interest bearing liabilities declined from 4.09% to 2.57% over the same period.

Average earning assets as of June 30, 2002, increased $202.0 million, or 16.8% over the same period in 2001. Growth in earning assets included steady growth in commercial lending products. Between June 30, 2001, and June 30, 2002, average balances for commercial real estate loans, commercial loans, and commercial leases increased by $17.5 million, $35.3 million, and $2.9 million, respectively. These commercial lending products represented 47.8% of average loans at June 30, 2002, up from 44.6% of average loans at June 30, 2001. Management continues to emphasize commercial services, as these commercial loan products are typically attractive to the Company from a yield and interest rate risk management perspective.

Application volumes for residential mortgages over the past 12 months remained strong, contributing to a $31.2 million increase in average residential real estate loans. Average loans for the first half of 2002 are net of $19.0 million in loans sold during the first six months of 2002.

Average securities (excluding changes in unrealized gains and losses on available-for-sale securities) increased by $125.0 million from the first six months of 2001. Growth in the securities portfolio include a $23.5 million increase in average U.S. Government agency securities, and a $83.6 million increase in U.S. Government mortgage-backed securities.

Asset growth in 2002 was funded primarily with core deposits (total deposits, less: brokered deposits, municipal money market deposits, and time deposits of $100,000 or more). Core deposits increased by 20.2% from an average balance of $836.8 million for the first half of 2001, to $1.0 billion for the first half of 2002. Core deposits represent the Company's largest and lowest cost funding source, with average core deposits representing 72.2% of average liabilities for the first six months of 2002. This compares to 70.1% for the same period in 2001.

Non-core funding sources (time deposits of $100,000 or more, brokered deposits, municipal money market deposits, Federal funds purchased, securities sold under agreements to repurchase, and other borrowings) represent an additional source of funds to support asset growth. Average balances on these non-core funding sources decreased by $30.4 million between the first half of 2001 to the first half of 2002. The cost of interest-bearing liabilities declined from 4.09% for the six months ended June 30, 2001, to 2.57% for the first six months of 2002.

Provision for Loan/Lease Losses

The provision for loan/lease losses represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses at an adequate level. The provision for loan/lease losses of $811,000 for the first six months of 2002, is up from $505,000 for the same period in 2001. The increase in the provision for loan/lease losses in the first half of 2002 is attributable to an increase in net charge-offs, a modest increase in the dollar volume of nonperforming loans, as well as continued growth in the loan portfolio. Net charge-offs were $462,000 for the first six months of 2002, compared to $60,000 in 2001. Net charge-offs in 2001 benefited from a $320,000 recovery in the first quarter. The reserve for loan/lease losses as a percentage of period end loans was 1.19% at June 30, 2002, and 1.20% at December 31, 2001.

Noninterest Income

Management continues to emphasize noninterest income as an important component of the Company's future success. Noninterest income for the six months ended June 30, 2002, was $11.1 million, an increase of 12.3% over the same period in 2001. Year-to-date June 30, 2002, noninterest income represented 25.1% of total revenue, compared to 25.5% for the same period last year. Noninterest income for the three months ended June 30, 2002, was $5.8 million, an increase of 14.7% over the same period in 2001.

The Tompkins Investment Services Division of Tompkins Trust Company generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing employee benefits plans. Services are primarily provided to customers in the Trust Company's market area of Tompkins County and surrounding areas, although the division currently manages assets for clients in nearly 40 states. Recently, Tompkins Investment Services expanded its marketing efforts and has dedicated staff to serve clients in The Bank of Castile and Mahopac National Bank markets. Trends for new business in trust and investments services remain positive, although the general downward trend in national stock markets has caused earnings to decline in the first half of 2002, when compared to the prior year. The market value of assets managed by, or in custody of, Tompkins Investment Services was approximately $1.2 billion at June 30, 2002, relatively unchanged from the prior year. Trust and Investment Services income was $2.2 million in the first six months of 2002, compared to $2.3 million in the first six months of 2001. For the second quarter 2002, Trust and Investment Services income of $1.1 million was up approximately $9,000 over the same period last year.

Tompkins Insurance is an independent agency, representing 22 major insurance carriers with access to special risk property and liability markets. Tompkins Insurance has sophisticated computer systems for record keeping, claim processing and coverage confirmation, and can provide instant insurance pricing comparisons from some of the country's finest insurance companies. The agency primarily offers property and casualty insurance to individuals and businesses in Western New York State. Commission and fee income from Tompkins Insurance was $2.4 million for the first half of 2002, up 19.9% from the same period last year. For the second quarter of 2002, commission and fee income from Tompkins Insurance was $1.3 million, up 17.6% over the prior year.

Service charges on deposit accounts were $2.9 million for the six month period ended June 30, 2002, compared to $2.3 million for the same period in 2001. For the second quarter of 2002, service charges on deposits were $1.6 million, an increase of $359,000 over the same quarter last year. The increase in 2002 is largely due to the increase in deposit accounts.

The average dollar volume of noninterest-bearing accounts increased by 16.1% between June 30, 2001 and June 30, 2002. Also contributing to the year-over-year increase were fee increases for certain deposit related services, which were implemented in March 2001.

Income from card services, included in other service charges on the consolidated statements of income, continues to be an important source of revenue. The Company continues to expand its product offerings to better serve the needs of customers. Card services products include traditional credit cards, purchasing cards, debit cards, and merchant card processing. Income associated with card services was $1.4 million for the six months ended June 30, 2002, an increase of approximately 15.9% from the six months of 2001. Card services income was $745,000 in the second quarter of 2002, an increase of 16.2% over the same quarter last year.

Other income for the first half of 2002 includes $600,000 of income relating to increases in the cash surrender value of corporate owned life insurance (COLI). This compares to $515,000 for the same period in 2001. The corporate owned life insurance relates to life insurance and other benefits provided to certain senior officers of the Company and its subsidiaries. The Company's average investment in COLI was $20.5 million for the six month period ended June 30, 2002, compared to $18.8 million for the same period in 2001. Increases in the cash surrender value of insurance are reflected as other income, net of the related mortality expense.

The current historically low interest rate environment resulted in record mortgage application volume for the Company in 2001, and has continued in 2002. As a result of this record application volume, which included a high percentage of applications to refinance loans currently serviced by Tompkins, the volume of residential mortgage loan sales increased from $9.6 million in the first half of 2001 to $19.0 million in 2002. Net gains from loan sales are included in other income and amounted to $305,000 in the first half of 2002, compared to $150,000 for the same period in 2001.

Noninterest Expenses

Total noninterest expenses were $25.3 million for the six months of 2002, an increase of 12.5% over the same period in 2001. For the second quarter of 2002, noninterest expenses were $12.7 million, up 9.6% over the prior year. The increase in noninterest expense in the first half of 2002 is largely due to higher personnel-related costs, which were up by 12.8%, or $1.6 million over the first half of 2001. Personnel-related expenses comprise the largest segment of other expense, representing approximately 55.0% of operating expense in the first six months of 2002. The increase in personnel-related expenses is attributable to a variety of factors including an increased number of employees, as well as higher benefit related costs for medical insurance and pensions.

Expenses related to bank premises and furniture and fixtures totaled $3.1 million for the first half of 2002, and increase of 6.4% over the same period last year. A portion of the increase is attributable to the October 2001 opening of the Hopewell Junction office of Mahopac National Bank.

Amortization expense decreased from $844,000 in the first six months of 2001, to $464,000 in the first six months of 2002. The decline in amortization is primarily attributable to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The adoption of SFAS No. 142 has resulted in a $259,000 reduction in goodwill amortization expense in the first half of 2002 as compared to the same period last year. If SFAS No. 142 had not been adopted on January 1, 2002, then goodwill amortization expense would have been $304,000 in the first half of 2002. At June 30, 2002, the Company had unamortized goodwill related to its various acquisitions totaling $9.7 million. A evaluation of impairment of the Company's goodwill assets indicates that these assets were not impaired as of December 31, 2001.

At June 30, 2002, the Company had other identifiable intangible assets (primarily core deposit intangibles) related to various acquisitions of $3.3 million. The amortization of these intangible assets amounted to $464,000 for the six months ended June 30, 2002, and $585,000 for the same period in 2001. In accordance with SFAS No. 142, these intangible assets continue to be amortized.

Other operating expense amounted to $7.8 million in the first half of 2002, compared to $6.4 million for the same period in 2001. Along with increases in variable expenses associated with increased business volumes, software license and maintenance fees were up $194,000, and marketing expenses were up $240,000, contributing to the growth in other operating expenses.

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes. The provision for the six months ended June 30, 2002, was $5.7 million, compared to $5.0 million in 2001. The increased provision is primarily due to increased levels of taxable income. The effective tax rate for the first six months of 2002 was 33.7 percent, compared to 34.1% for the same period in 2001.


FINANCIAL CONDITION

The Company's total assets were $1.6 billion at June 30, 2002, representing an increase of $165.5 million over total assets reported as of December 31, 2001. Asset growth since year end has been largely centered in short-term investments. The available-for-sale securities portfolio (at amortized cost) increased by $96.5 million since year end. Loan originations were reasonably strong in the first half of 2002, with total loans of $927.9 million reflecting an increase of $38.0 million since year end 2001. Growth during the first half of 2002, is net of $19.0 million in sales of fixed rate residential mortgage loans. A $10.5 million increase in Federal funds sold also added to asset growth in the first half of 2002. Asset growth was largely driven by strong deposit growth during the first half of 2002, as deposits increased by $182.7 million, to $1.3 billion at June 30, 2002.

Capital

Total shareholders' equity grew to $140.8 million in the first half of 2002, an increase of $9.7 million from December 31, 2001. Undivided profits at June 30, 2002, were up $7.0 million from December 31, 2001, while other comprehensive income was up $3.5 million. Tangible book value per share increased from $15.77 at December 31, 2001, to $17.19 at June 30, 2002. Cash dividends paid in the first six months of 2002 totaled approximately $4.1 million, representing 37.3% of year to date earnings. Per share cash dividends of $0.56 for the first six months of 2002, were up from $0.54 for the same period in 2001.

The Company has a stock repurchase plan (the "Plan"), which was approved by the board of directors on August 15, 2000. The Plan authorizes the repurchase of up to 400,000 shares over a two year period. As of June 30, 2002, 278,943 shares had been repurchased at an average price of $29.23 per share. There were 33,640 shares purchased under the Plan in the first half of 2002, at an average price of $38.76 per share.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and its subsidiaries meet all capital adequacy requirements to which they are subject. The table below reflects the Company's capital position at June 30, 2002, compared to the regulatory capital requirements for "well capitalized" institutions.

REGULATORY CAPITAL ANALYSIS - June 30,  2002
--------------------------------------------------------------------------------
                                                  Actual        Well Capitalized
                                                                   Requirement
(Dollar amounts in thousands)                 Amount    Ratio    Amount    Ratio
--------------------------------------------------------------------------------
Total Capital (to risk weighted assets)      $134,979   13.8%   $ 97,589   10.0%
Tier I Capital (to risk weighted assets)     $123,924   12.7%   $ 58,553    6.0%
Tier I Capital (to average assets)           $123,924    8.0%   $ 77,902    5.0%
--------------------------------------------------------------------------------

As illustrated above, the Company's capital ratios on June 30, 2002, remain well above the minimum requirement for well capitalized institutions. As of June 30, 2002, the capital ratios for each of the Company's subsidiary banks also exceeded the minimum levels required to be considered well capitalized.


Reserve for Loan/Lease Losses and Nonperforming Assets

Management reviews the adequacy of the reserve for loan/lease losses (reserve) on a regular basis. Management considers the accounting policy relating to the reserve to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the reserve required to cover credit losses in the portfolio and the material effect that assumption could have on the results of operations. Factors considered in determining the adequacy of the reserve and the related provision include: management's approach to granting new credit; the ongoing monitoring of existing credits by the internal and external loan review functions; the growth and composition of the loan and lease portfolio; comments received during the course of independent examinations; current local economic conditions; past due and nonperforming loan statistics; estimated collateral values; and a historical review of loan and lease loss experience. Based upon consideration of the above factors, management believes that the reserve is adequate to provide for the risk of loss inherent in the current loan and lease portfolio. Activity in the Company's reserve for loan/lease losses during the first six months of 2002 and 2001 is illustrated in the table below.


ANALYSIS OF THE RESERVE FOR LOAN/LEASE LOSSES  (In thousands)
-----------------------------------------------------------------------------------
                                                     June 30, 2002   June, 30, 2001
-----------------------------------------------------------------------------------
Average Loans and Leases Outstanding Year to Date        $ 902,720        $ 843,335
-----------------------------------------------------------------------------------
Beginning Balance                                           10,706            9,824
-----------------------------------------------------------------------------------
Provision for loan losses                                      811              505
   Loans charged off                                          (657)            (571)
   Loan recoveries                                             195              511
-----------------------------------------------------------------------------------
Net charge-offs                                                462               60
-----------------------------------------------------------------------------------
Ending Balance                                           $  11,055        $  10,269
===================================================================================


The reserve represented 1.19% of total loans and leases outstanding at June 30, 2002, down slightly from 1.21% at June 30, 2001. The reserve coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) increased from 1.68 times at June 30, 2001, to 1.73 times at June 30, 2002. Management is committed to early recognition of loan problems and to maintaining an adequate reserve.

The level of nonperforming assets at June 30, 2002 and 2001 is illustrated in the table below. Nonperforming assets of $6.6 million as of June 30, 2002, reflect an increase of $476,000 from June 30, 2001. Despite the increase in nonperforming assets from June 30, 2001, the current level of nonperforming assets remains modest at 0.42% of total assets. Approximately $344,000 of the nonperforming loans at June 30, 2002, were secured by U.S. Government guarantees, while $1.4 million were secured by one to four family residential properties.

NONPERFORMING ASSETS (In thousands)
--------------------------------------------------------------------------------------------
                                                             June 30, 2002    June 30,  2001
--------------------------------------------------------------------------------------------
Nonaccrual loans                                                   $ 6,152           $ 4,572
Loans past due 90 days and accruing                                     40             1,145
Troubled debt restructuring not included above                         180               383
--------------------------------------------------------------------------------------------
   Total nonperforming loans                                         6,372             6,100
--------------------------------------------------------------------------------------------
Other real estate, net of allowances                                   267                63
--------------------------------------------------------------------------------------------
   Total nonperforming assets                                      $ 6,639           $ 6,163
============================================================================================
Total nonperforming loans as a percent of total loans                 0.69%             0.72%
Total nonperforming assets as a percentage of total assets            0.42%             0.46%
============================================================================================


Deposits and Other Liabilities

Total deposits were $1.3 billion on June 30, 2002, up 16.8% from December 31, 2001. Core deposits, which include demand deposits, savings accounts, non-municipal money market accounts, and time deposits of less than $100,000 represent the primary funding source for the Company. As of June 30, 2002, core deposits of $1.0 billion represented 71.8% of total liabilities. This compares to core deposits of $925.8 million, representing 71.9% of total liabilities at December 31, 2001. Deposit growth was aided by the opening of the Hopewell Office of Mahopac National Bank in October of 2001. In July of 2002, Mahopac National Bank opened an office in the Town of LaGrange, a suburb of Poughkeepsie, New York. The LaGrange Office is the second in Dutchess County and our 32nd office Company-wide.

Non-core funding sources for the company include: time deposits greater than $100,000, municipal money market deposits, brokered deposits, securities sold under repurchase agreements, Federal funds purchased, and other borrowings. These non-core funding sources totaled $388.1 million at June 30, 2002, up from $372.5 million at December 31, 2001. The majority of the increase was in municipal money market accounts, which was partially offset by a decline in time deposits greater than $100,000. Other borrowings, consisting of term borrowings from the Federal Home Loan Bank (FHLB), increased from $75.6 million at December 31, 2001, to $84.3 million at June 30, 2002.


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

Cash and cash equivalents totaled $59.9 million as of June 30, 2002, up from $44.1 million at December 31, 2001. Short term investments, consisting of securities due in one year or less and Federal funds sold, increased from $23.9 million on December 31, 2001, to $43.5 million on June 30, 2002. Securities pledged to secure certain large deposits and securities sold under repurchase agreements were 67.4% of total securities as of June 30, 2002, compared to 72.3% as of December 31, 2001.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, negotiable certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At June 30, 2002, the unused borrowing capacity on established lines with the FHLB was $137.9 million. As members of the FHLB, the Company's subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At June 30, 2002, total residential mortgage loans of the Company were $354.0 million, the majority of which are available as collateral for FHLB borrowings.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------

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

The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of June 30, 2002.


Condensed Static Gap - June 30, 2002                           Repricing Interval
                                                                   Cumulative
(Dollar amounts in thousands)                         Total        0-3 months      3-6 months    6-12 months      12 months
----------------------------------------------------------------------------------------------------------------------------
Interest-earning assets                            $ 1,450,062    $   362,498     $    89,569    $   173,552     $   625,619
Interest-bearing liabilities                         1,167,394        526,953          67,869        104,604         699,426
----------------------------------------------------------------------------------------------------------------------------
Net gap position                                                     (164,455)         21,700         68,948         (73,807)
----------------------------------------------------------------------------------------------------------------------------
Net gap position as a percentage of total assets                       (10.37%)          1.37%          4.35%          (4.65%)
============================================================================================================================

The analysis reflects a slightly liability sensitive position, suggesting that earnings would benefit from a declining interest rate environment and would be hindered by a rising rate environment. Due to the current low interest rate environment; however, simulation models suggest that the Company's earnings could suffer in a declining rate environment as well, as asset yields have more room to decline than costs on the Company's funding sources.

The board of directors has set a policy that the Company's interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 200 basis point change in rates. Based upon the simulation analysis performed as of June 30, 2002, a 200 basis point upward shift in interest rates over a one-year time frame would result in a one-year decline in net interest income of approximately 2.88%, assuming no balance sheet growth and no management action to address balance sheet mismatches. The same simulation indicates that a 100 basis point decline in interest rates over a one-year period would result in a decrease in net interest income of 0.76%. The simulation model is useful in identifying potential exposure to interest rate movements; however, management feels that certain actions could be taken to offset some of the negative effects of unfavorable movements in interest rates. While the analysis reflects some exposure to changes in interest rates, management believes the exposure is not significant in relation to the earnings and capital strength of the Company.

                                                       TOMPKINS TRUSTCO, INC.
                                    Average Consolidated Balance Sheet and Net Interest Analysis


                                           Quarter Ended               Year to Date Period Ended         Year to Date Period Ended
                                              Jun-02                             Jun-02                            Jun-01
------------------------------------------------------------------------------------------------------------------------------------
                                  Average                Average     Average               Average     Average               Average
                                  Balance                Yield/      Balance               Yield/      Balance               Yield/
(Dollar amounts in thousands)      (QTD)      Interest    Rate        (YTD)     Interest    Rate        (YTD)     Interest    Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
-------------------------------
Interest-earning assets
  Securities (1)
    U.S. Government Securities     400,031        5,554   5.57%      366,898       10,347   5.69%      259,875        8,547    6.63%
    State and municipal (2)         81,588        1,505   7.40%       76,755        2,726   7.16%       69,425        2,609    7.58%
    Other Securities (2)            48,951          453   3.71%       47,863          829   3.49%       19,351          631    6.58%
                                ----------------------------------------------------------------------------------------------------
    Total securities               530,570        7,512   5.68%      491,516       13,902   5.70%      348,651       11,787    6.82%
  Federal Funds Sold                10,424           45   1.73%       12,225          101   1.67%       12,466          328    5.31%
  Loans, net of unearned
    income (3)
    Real Estate                    540,389        9,919   7.36%      532,965       19,818   7.50%      509,316       20,911    8.28%
    Commercial Loans (2)           245,684        4,088   6.67%      240,872        8,011   6.71%      205,537        9,384    9.21%
    Consumer Loans                 107,382        2,550   9.52%      109,674        5,149   9.47%      110,031        5,541   10.16%
    Direct Lease Financing          18,821          367   7.82%       19,209          748   7.85%       18,452          742    8.11%
                                ----------------------------------------------------------------------------------------------------
    Total loans, net of
      unearned income              912,276       16,924   7.44%      902,720       33,726   7.53%      843,336       36,578    8.75%
                                ----------------------------------------------------------------------------------------------------
    Total interest-earning
      assets                     1,453,270       24,481   6.76%    1,406,461       47,729   6.84%    1,204,453       48,693    8.15%
                                ----------------------------------------------------------------------------------------------------

Other assets                       121,322                           122,316                           110,548

                                ----------                        ----------                        ----------
    Total assets                $1,574,592                        $1,528,777                        $1,315,001
                                ==========                        ==========                        ==========

------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES & SHAREHOLDERS'
  EQUITY
-------------------------------
Deposits
  Interest-bearing deposits
    Interest bearing checking,
      savings, & money market      677,901        2,712   1.60%      624,920        4,904   1.58%      414,029        4,273    2.08%
    Time Dep > $100,000            100,267          794   3.18%      111,273        1,697   3.08%      187,377        5,060    5.45%
    Time Dep < $100,000            242,116        2,162   3.58%      241,665        4,489   3.75%      236,287        6,606    5.64%
    Brokered Time Dep
      < $100,000                    13,034          117   3.60%       11,700          212   3.65%        2,928           68    4.68%
                                ----------------------------------------------------------------------------------------------------
    Total interest-bearing
      deposits                   1,033,318        5,785   2.25%      989,558       11,302   2.30%      840,621       16,007    3.84%

Federal funds purchased &
  securities sold under
  agreements to repurchase          71,139          636   3.59%       76,948        1,275   3.34%       64,414        1,672    5.23%
Other borrowings                    83,199        1,063   5.12%       82,527        2,084   5.09%       75,870        2,219    5.90%
                                ----------------------------------------------------------------------------------------------------
    Total interest-bearing
      liabilities                1,187,656        7,484   2.53%    1,149,033       14,661   2.57%      980,905       19,898    4.09%

Noninterest bearing deposits       234,359                           228,068                           196,411
Minority Interest                    1,529                             1,518                             1,517
Accrued expenses and other
  liabilities                       15,803                            15,976                            16,214
                                ----------                        ----------                        ----------
    Total liabilities            1,439,347                         1,394,595                         1,195,047

Shareholders' equity               135,245                           134,182                           119,954
  Total liabilities and         ----------                        ----------                        ----------
    shareholders' equity        $1,574,592                        $1,528,777                        $1,315,001
                                ==========                        ==========                        ==========
Interest rate spread                                      4.23%                             4.27%                              4.06%
  Net interest income/margin
    on earning assets                        $   16,997   4.69%                $   33,068   4.74%                $   28,795    4.82%
------------------------------------------------------------------------------------------------------------------------------------


(1) Average balances and yields exclude unrealized gains and losses on available-for-sale securities.
(2) Interest income includes the effects of taxable-equivalent adjustments using a blended Federal and State income tax rate of 40% to increase tax exempt interest income to a taxable-equivalent basis.
(3) Nonaccrual loans are included in the average loans totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in
     Note 1 to the Company's Annual Report on Form 10-K dated December 31, 2001.

                           PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings
         -----------------

         None

ITEM 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         None

ITEM 3.  Defaults on Senior Securities
         -----------------------------

         None

ITEM 4.  Submission of Matters to a Vote by Security Holders
         ---------------------------------------------------

         The Annual Meeting of stockholders of the Company was held on May 14, 2002 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, as amended.

         The election of four directors for three-year terms was approved at the Annual Meeting. Directors John E. Alexander, Edward C. Hooks, Hunter R. Rawlings, III and Craig Yunker were each elected to a term of three years which expires in the year 2005. James J. Byrnes, James W. Fulmer, Reeder D. Gates, William W. Griswold, James R. Hardie, Bonnie H. Howell, Thomas R. Salm, Michael H. Spain and William D. Spain, Jr. will continue as Directors.


ITEM 5.  Other Information
         -----------------

         None

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits

                  99.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002


(b)      Reports on Form 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 5, 2002                   TOMPKINS TRUSTCO, INC.



                                       By: /s/ JAMES J. BYRNES
                                           -------------------------
                                           James J. Byrnes
                                           Chairman of the Board,
                                           Chief Executive Officer



                                       By: /s/ FRANCIS M. FETSKO
                                           -------------------------
                                           Francis M. Fetsko
                                           Senior Vice President and
                                           Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT NUMBER    DESCRIPTION                                              PAGES
--------------    -----------                                              -----

99.1              Certification of the Chief Executive Officer Pursuant      24
                  to 18 U.S.C. Section 1350, as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

99.2              Certification of the Chief Financial Officer Pursuant      25
                  to 18 U.S.C. Section 1350, as Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act 2002