Form 10-Q
period 2002-09-30
TOMPKINS TRUSTCO INC
filed 2002-11-06
CIK 1005817

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-12709


                             TOMPKINS TRUSTCO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              New York                                    16-1482357
--------------------------------------------------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

 The Commons, P.O. Box 460, Ithaca, NY                       14851
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

                 Class                 Outstanding as of  October 25, 2002
      ----------------------------     -----------------------------------
      Common Stock, $.10 par value                7,421,811 shares

                             TOMPKINS TRUSTCO, INC.

                                    FORM 10-Q

                                      INDEX


PART I - FINANCIAL INFORMATION
                                                                           PAGE
                                                                           ----
     Item 1 - Financial Statements (Unaudited)
               Condensed Consolidated Statements of Condition as of
               September 30, 2002 and December 31, 2001                      3

               Condensed Consolidated Statements of  Income for
               the three months and nine months ended September 30,
               2002 and 2001                                                 4

               Condensed Consolidated Statements of Cash Flows for the
               nine months ended September 30, 2002 and 2001                 5

               Condensed Consolidated Statements of Changes in
               Shareholders' Equity for the nine months ended
               September 30, 2002 and 2001                                   6

               Notes to Unaudited Condensed Consolidated
               Financial Statements                                         7-11

     Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         12-18

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk     19

     Item 4 - Controls and Procedures                                        19

     Average Consolidated Balance Sheet and Net Interest Analysis            20

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                              21

     Item 2 - Changes in Securities and Use of Proceeds                      21


     Item 3 - Defaults on Senior Securities                                  21

     Item 4 - Submission of Matters to a Vote of Securities Holders          21

     Item 5 - Other Information                                              21

     Item 6 - Exhibits and Reports on Form 8-K                               21

SIGNATURES                                                                   22

              Certification of Chief Executive Officer                       23

              Certification of Chief Financial Officer                       24

EXHIBIT INDEX                                                                25

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                 (In thousands, except share data) (Unaudited)

                                                                                                 As of                 As of
ASSETS                                                                                         09/30/2002            12/31/2001
                                                                                            -----------------     -----------------
Cash & noninterest bearing balances
    due from banks                                                                                $   63,317            $   43,946

Interest bearing balances due from banks                                                              10,000                    21
Federal funds sold                                                                                    10,300                   150
Available-for-sale securities, at fair value                                                         491,145               386,369
Held-to-maturity securities, fair value of $38,536 at
    September 30, 2002 and $27,255 at December 31, 2001                                               36,572                26,846
Loans/leases net of unearned income                                                                  950,766               889,842
Less:  Reserve for loan/lease losses                                                                  11,345                10,706
-----------------------------------------------------------------------------------------------------------------------------------
                                                                           Net Loans/Leases          939,421               879,136

Bank premises and equipment, net                                                                      26,276                25,034
Corporate owned life insurance                                                                        20,927                20,451
Intangible assets                                                                                     13,492                14,072
Accrued interest and other assets                                                                     28,429                24,670
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               Total Assets       $1,639,879            $1,420,695
===================================================================================================================================

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARIES AND SHAREHOLDERS' EQUITY
Deposits:
     Interest bearing:
          Checking, savings and money market                                                      $  698,097            $  457,427
          Time                                                                                       371,766               404,532
     Noninterest bearing                                                                             243,524               225,499
-----------------------------------------------------------------------------------------------------------------------------------
                                                                             Total Deposits        1,313,387             1,087,458

Securities sold under agreements to repurchase and
     Federal funds purchased                                                                          74,133               109,669
Other borrowings                                                                                      82,076                75,581
Other liabilities                                                                                     22,204                15,423
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          Total Liabilities       $1,491,800            $1,288,131
-----------------------------------------------------------------------------------------------------------------------------------

Minority interest in consolidated subsidiaries                                                         1,526                 1,492

Shareholders' equity:
     Common Stock - par value $.10 per share, authorized 15,000,000 shares
         Issued: 7,434,994 at September 30, 2002; and 7,442,177 at December 31, 2001                     743                   744
     Surplus                                                                                          44,911                45,456
     Undivided profits                                                                                93,351                82,385
     Accumulated other comprehensive income                                                            8,014                 3,039

     Treasury stock, at cost - 24,529 shares at September 30, 2002,
         and December 31, 2001.                                                                         (466)                 (466)
     Unallocated ISOP/ESOP
         10,170 shares at December 31, 2001.                                                               0                   (86)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 Total Shareholders' Equity       $  146,553            $  131,072
-----------------------------------------------------------------------------------------------------------------------------------
                          Total Liabilities, Minority Interest in Consolidated Subsidiaries
                                                                   and Shareholders' Equity       $1,639,879            $1,420,695
===================================================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                                                             Three months ended              Nine months ended
                                                                          09/30/2002    09/30/2001       09/30/2002    09/30/2001
                                                                         ------------  ------------     ------------  ------------
INTEREST AND DIVIDEND INCOME
Loans                                                                        $17,246       $17,807          $50,898       $54,322
Interest on balances due from banks                                               10                             10
Federal funds sold                                                                63            75              164           403
Available-for-sale securities                                                  6,116         5,304           18,278        15,497
Held-to-maturity securities                                                      378           278            1,084           908
----------------------------------------------------------------------------------------------------------------------------------
                                    Total Interest and Dividend Income        23,813        23,464           70,434        71,130
----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits:
     Time certificates of deposits of $100,000 or more                           739         1,597            2,436         6,657
     Other deposits                                                            4,876         5,072           14,481        16,020
Federal funds purchased and securities sold under
    agreements to repurchase                                                     609           899            1,884         2,571
Other borrowings                                                               1,038         1,102            3,121         3,310
----------------------------------------------------------------------------------------------------------------------------------
                                                Total Interest Expense         7,262         8,670           21,922        28,558
----------------------------------------------------------------------------------------------------------------------------------
                                                   Net Interest Income        16,551        14,794           48,512        42,572
----------------------------------------------------------------------------------------------------------------------------------
                                Less:  Provision for loan/lease losses           686           401            1,497           906
----------------------------------------------------------------------------------------------------------------------------------
             Net Interest Income After Provision for Loan/Lease Losses        15,865        14,393           47,015        41,666
----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Trust and investment services income                                             930         1,097            3,100         3,413
Service charges on deposit accounts                                            1,698         1,158            4,580         3,456
Insurance commissions and fees                                                 1,312         1,205            3,745         3,234
Other service charges                                                          1,381         1,035            3,739         3,170
Increase in cash surrender value of corporate owned life insurance               348           272              948           786
Other income                                                                     559           552            1,201         1,105
Net realized gain on available-for-sale securities                                74            60               54            66
----------------------------------------------------------------------------------------------------------------------------------
                                              Total Noninterest Income         6,302         5,379           17,367        15,230
----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salary and wages                                                               5,626         5,071           16,568        14,810
Pension and other employee benefits                                            1,435         1,366            4,425         3,978
Net occupancy expense of bank premises                                           779           673            2,239         2,071
Furniture and fixture expense                                                    802           744            2,433         2,251
Amortization of intangible assets                                                212           414              676         1,259
Other operating expense                                                        3,944         3,281           11,780         9,688
----------------------------------------------------------------------------------------------------------------------------------
                                            Total Noninterest Expenses        12,798        11,549           38,121        34,057
----------------------------------------------------------------------------------------------------------------------------------
                         Income Before Income Tax Expense and Minority
                                 Interest in Consolidated Subsidiaries         9,369         8,223           26,261        22,839
----------------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                    34            34              101           100
                                                    Income Tax Expense         3,128         2,924            8,825         7,908
----------------------------------------------------------------------------------------------------------------------------------
                                                            Net Income       $ 6,207       $ 5,265          $17,335       $14,831
==================================================================================================================================
Basic Earnings Per Share                                                     $  0.84       $  0.71          $  2.34       $  2.00
Diluted Earnings Per Share                                                   $  0.82       $  0.70          $  2.29       $  1.98
==================================================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                                                            Nine months ended
                                                                                                      9/30/2002          9/30/2001
                                                                                                     -----------        -----------
OPERATING ACTIVITIES
Net income                                                                                            $  17,335          $  14,831
Adjustments to reconcile net income to net cash
     provided by operating activities:
Provision for loan/lease losses                                                                           1,497                906
Depreciation and amortization premises, equipment, and software                                           2,178              2,110
Amortization of intangible assets                                                                           676              1,259
Earnings from corporate owned life insurance, net                                                          (913)              (624)
Net amortization on securities                                                                            1,112                185
Net realized gain on available-for-sale securities                                                          (54)               (66)
Net gain on sale of loans                                                                                  (541)              (244)
Proceeds from sale of loans                                                                              25,134             18,227
Loans originated for sale                                                                               (24,554)           (17,983)
Net gain on sales of bank premises and equipment                                                             (8)               (43)
ISOP/ESOP shares released for allocation                                                                    414                584
(Increase) decrease in accrued interest receivable                                                         (369)             1,238
Decrease in accrued interest payable                                                                     (1,085)            (1,548)
Other, net                                                                                                  941              3,851
-----------------------------------------------------------------------------------------------------------------------------------
                                                  Net Cash Provided by Operating Activities              21,763             22,683
-----------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities                                               166,410            157,482
Proceeds from sales of available-for-sale securities                                                     13,134              1,497
Proceeds from maturities of held-to maturity securities                                                   8,777              7,973
Purchases of available-for-sale securities                                                             (277,006)          (162,431)
Purchases of held-to-maturity securities                                                                (18,526)            (4,569)
Net increase in loans                                                                                   (61,820)           (60,302)
Proceeds from sale of bank premises and equipment                                                            25                 53
Purchases of bank premises and equipment                                                                 (3,318)            (2,149)
Redemption (purchase) of corporate owned life insurance                                                     437               (885)
Net cash used in acquisitions                                                                               (21)            (1,004)
-----------------------------------------------------------------------------------------------------------------------------------
                                                      Net Cash Used in Investing Activities            (171,908)           (64,335)
-----------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase in demand, money market,
  and savings deposits                                                                                  258,695             51,558
Net decrease in time deposits                                                                           (32,766)           (40,855)
Net (decrease) increase in securities sold under agreements
   to repurchase and Federal funds purchased                                                            (35,536)            20,507
Net increase in other borrowings                                                                          6,495              4,193
Cash dividends                                                                                           (6,369)            (6,093)
Common stock repurchased and returned to unissued status                                                 (1,304)            (3,256)
Net proceeds from exercise of stock options and related tax benefit                                         430                622
-----------------------------------------------------------------------------------------------------------------------------------
                                                  Net Cash Provided by Financing Activities             189,645             26,676
-----------------------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                                     39,500            (14,976)
Cash and Cash Equivalents at beginning of Period                                                         44,117             65,364
Total Cash & Cash Equivalents at End of Period                                                        $  83,617          $  50,388
===================================================================================================================================

Supplemental Information:
     Cash paid during the year for:
          Interest                                                                                       23,007             30,107
          Taxes                                                                                           3,740              2,707
     Noncash investing activities:
          Fair value of noncash assets acquired in purchase acquisition                                       0              1,504
          Fair value of liabilities acquired in purchase acquisition                                          0              1,449
          Shares issued for acquisitions                                                                      0              3,058
          Securitization of loans                                                                             0             41,440

See accompanying notes to unaudited condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (In thousands, except share data) (Unaudited)

                                                                                  Accumulated
                                                                                     Other
                                                    Common            Undivided  Comprehensive  Treasury  Unallocated
                                                     Stock   Surplus   Profits   Income (Loss)   Stock      ISOP/ESOP     Total
=================================================================================================================================
Balances at
January 1,  2001                                      $734   $44,182    $70,894           ($9)   ($473)        ($333)   $114,995
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
     Net Income                                                          14,831                                           14,831
     Other comprehensive income                                                         5,671                              5,671
                                                                                                                      -----------
                      Total Comprehensive Income                                                                          20,502
                                                                                                                      ===========

Cash dividends ($0.82/Share)                                             (6,093)                                          (6,093)
Exercise of stock options, and related
     tax benefit (43,755 shares, net)                    5       617                                                         622
Common stock repurchased and returned
     to unissued status (110,937 shares)               (11)   (3,245)                                                     (3,256)
Treasury stock issued (357 shares)                                 3                                 7                        10
Stock issued for purchase acquisition
     (151,719 shares)                                   15     3,043                                                       3,058
ESOP shares committed to be released
     for allocation (16,976 shares)                              355                                             229         584
---------------------------------------------------------------------------------------------------------------------------------
Balances at
September 30, 2001                                    $743   $44,955    $79,632        $5,662    ($466)        ($104)   $130,422
---------------------------------------------------------------------------------------------------------------------------------


=================================================================================================================================
Balances at
January 1,  2002                                      $744   $45,456    $82,385        $3,039    ($466)         ($86)   $131,072
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
     Net Income                                                          17,335                                           17,335
     Other comprehensive income                                                         4,975                              4,975
                                                                                                                      -----------
                      Total Comprehensive Income                                                                          22,310
                                                                                                                      ===========

Cash dividends ($0.86/Share)                                             (6,369)                                          (6,369)
Exercise of stock options and related
     tax benefit (26,457 shares, net)                    3       427                                                         430
Common stock repurchased and returned
     to unissued  status (33,640 shares)                (4)   (1,300)                                                     (1,304)
ESOP shares committed to be released
     for allocation (10,170 shares)                              328                                              86         414
---------------------------------------------------------------------------------------------------------------------------------
Balances at
September 30, 2002                                    $743   $44,911    $93,351        $8,014    ($466)                 $146,553
=================================================================================================================================

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

3. Earnings Per Share

A computation of Basic Earnings Per Share ("EPS") and Diluted EPS for the three and nine month periods ending September 30, 2002 and 2001, is presented in the table below.

-------------------------------------------------------------------------------------------------------------
                                                                                       Weighted         Per
Three months ended September 30, 2002                                Net Income     Average Shares     Share
(In thousands except share and per share data)                       (Numerator)     (Denominator)    Amount
-------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                                  $6,207         7,402,341      $0.84

Effect of dilutive securities                                                             161,618

Diluted EPS
Income available to common shareholders plus assumed conversions         $6,207         7,563,959      $0.82
=============================================================================================================

-------------------------------------------------------------------------------------------------------------
                                                                                       Weighted         Per
Three months ended September 30, 2001                                Net Income     Average Shares     Share
(In thousands except share and per share data)                       (Numerator)     (Denominator)    Amount
-------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                                  $5,265         7,399,600      $0.71

Effect of dilutive securities                                                             116,030

Diluted EPS
Income available to common shareholders plus assumed conversions         $5,265         7,515,630      $0.70
=============================================================================================================
The effect of dilutive securities calculation for 2001 excludes weighted average options of 44,250 because the exercise price of the options was greater than the average market value during the period.



-------------------------------------------------------------------------------------------------------------
                                                                                       Weighted         Per
Nine months ended September 30, 2002                                 Net Income     Average Shares     Share
(In thousands except share and per share data)                       (Numerator)     (Denominator)    Amount
-------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                                 $17,335         7,407,845      $2.34

Effect of dilutive securities                                                             155,686

Diluted EPS
Income available to common shareholders plus assumed conversions        $17,335         7,563,531      $2.29
=============================================================================================================



-------------------------------------------------------------------------------------------------------------
                                                                                       Weighted         Per
Nine months ended September 30, 2001                                 Net Income     Average Shares     Share
(In thousands except share and per share data)                       (Numerator)     (Denominator)    Amount
-------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                                 $14,831         7,400,016      $2.00

Effect of dilutive securities                                                             100,761

Diluted EPS
Income available to common shareholders plus assumed conversions        $14,831         7,500,777      $1.98
=============================================================================================================
The effect of dilutive securities calculation for 2001 excludes weighted average options of 14,912 because the exercise price of the options was greater than the average market value during the period.

4. Comprehensive Income (Loss)

                                                                               Three months ended           Nine months ended
(in thousands)                                                               9/30/2002     9/30/2001     09/30/2002    09/30/2001
----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                      $6,207        $5,265        $17,335       $14,831
----------------------------------------------------------------------------------------------------------------------------------

Net unrealized holding gains (losses) during the period                          1,545         4,204          5,007         5,711
                          Memo: Pre-tax net unrealized holding gain (loss)       2,575         7,007          8,345         9,518

Reclassification adjustment for net realized loss (gain) on
     available-for-sale securities                                                 (44)          (36)           (32)          (40)
                                     Memo: Pretax net realized loss (gain)         (74)          (60)           (54)          (66)
----------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                                                1,501         4,168          4,975         5,671

----------------------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                                      $7,708        $9,433        $22,310       $20,502
==================================================================================================================================

5.  Recent Accounting Pronouncements

ACCOUNTING FOR BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS:
In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

At December 31, 2001, other intangible assets totaled $957,000, which included mortgage servicing intangible assets of $663,000. Also included in this amount were approximately $234,000 of unidentified intangible assets related to various branch acquisitions accounted for under SFAS No. 72.

Information regarding the carrying amount and the amortization expense of the Company's acquired intangible assets are disclosed in the table below.

----------------------------------------------------------------------------------------------------------
                                                       Gross Carrying       Accumulated      Net Carrying
September 30, 2002  (In thousands)                         Amount          Amortization         Amount
----------------------------------------------------------------------------------------------------------
Amortized intangible assets:
----------------------------------------------------------------------------------------------------------
    Core deposit intangible                                   $ 5,459           $ 2,601           $ 2,858
----------------------------------------------------------------------------------------------------------
    Other intangibles                                           2,356             1,399               957
----------------------------------------------------------------------------------------------------------
Subtotal amortized intangible assets                            7,815             4,000             3,815
----------------------------------------------------------------------------------------------------------
Goodwill                                                       10,479               802             9,677
----------------------------------------------------------------------------------------------------------
Total intangible assets                                       $18,294           $ 4,802           $13,492
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
Aggregate amortization expense: *
----------------------------------------------------------------------------------------------------------
     For the year to date period ended 9/30/02 *              $   676
----------------------------------------------------------------------------------------------------------
Estimated amortization expense: *
----------------------------------------------------------------------------------------------------------
     For the year ended 12/31/02                                  972
----------------------------------------------------------------------------------------------------------
     For the year ended 12/31/03                                  859
----------------------------------------------------------------------------------------------------------
     For the year ended 12/31/04                                  744
----------------------------------------------------------------------------------------------------------
     For the year ended 12/31/05                                  564
----------------------------------------------------------------------------------------------------------
     For the year ended 12/31/06                                  449
----------------------------------------------------------------------------------------------------------

* Aggregate amortization expense for the period does not include the amortization of mortgage servicing rights. Estimated amortization expense for the five years does include amortization of mortgage servicing rights and amortization of unidentified intangible assets related to various branch acquisitions. As discussed below, on adoption of SFAS No. 147 on October 1, 2002, the estimated amortization expense will be reduced by $79,000, $78,000, and $72,000 for the years ended December 31, 2002, 2003, and 2004. These unidentified intangible assets would have been fully amortized by year end December 31, 2004.

Goodwill and other intangible assets - Effect of adoption of SFAS No. 142
----------------------------------------------------------------------------------------------------------
 (In thousands, except per share data)                          Three months ended      Nine months ended
----------------------------------------------------------------------------------------------------------
                                                                September 30, 2001     September 30, 2001
----------------------------------------------------------------------------------------------------------
Reported Net Income                                                        $ 5,265                $14,831
----------------------------------------------------------------------------------------------------------
Add back goodwill amortization                                                 135                    394
----------------------------------------------------------------------------------------------------------
Adjusted Net Income                                                          5,400                 15,225
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
Basic earning per share - as reported                                      $  0.71                $  2.00
----------------------------------------------------------------------------------------------------------
Adjust for goodwill                                                           0.02                   0.05
----------------------------------------------------------------------------------------------------------
Basic earnings per share - adjusted                                           0.73                   2.05
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
Diluted earning per share - as reported                                    $  0.70                $  1.98
----------------------------------------------------------------------------------------------------------
Adjust for goodwill                                                           0.02                   0.05
----------------------------------------------------------------------------------------------------------
Diluted earnings per share - adjusted                                         0.72                   2.03
----------------------------------------------------------------------------------------------------------

Prior to October 1, 2002, the FASB required unidentifiable intangible assets acquired in the acquisition of a bank or thrift (including acquisitions of branches), where the fair value of the liabilities assumed exceeds the fair value of the assets acquired, to be accounted for under SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. Under SFAS No. 72, all intangible assets associated with branch acquisitions recorded on the Company's consolidated statement of condition as of December 31, 2001, continued to be amortized through September 30, 2002. In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 amends SFAS No. 72 and SFAS No. 144 and FASB Interpretation No. 9, Applying APB Opinions Nos. 16 and 17 When a Savings and Loan Association of a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method. SFAS No. 147 is effective on October 1, 2002 and requires that unidentifiable intangible assets related to branch acquisitions no longer be amortized (as of the adoption date for SFAS No. 142, which for the Company was January 1, 2002) and that the unidentified intangible assets be evaluated annually for impairment in accordance with SFAS No. 142. SFAS No. 147 also amends the provisions of SFAS No. 144 to apply to long-term customer relationship intangible assets recognized in the acquisition of a financial institution. Accordingly, effective October 1, 2002, the Company will evaluate its core deposit intangible assets for impairment in accordance with the provisions of SFAS No. 144. The Company does not expect the adoption of SFAS No. 147 to have a material effect on the consolidated statements of condition or consolidated statements of income.

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

RESULTS OF OPERATIONS

For the quarter ended September 30, 2002, net income was $6.2 million, an increase of 17.9% over the same period in 2001. Diluted earnings per share was $0.82 for third quarter of 2002, compared to $0.70 for the same period in 2001. The Company's key performance ratios remain strong. Return on average assets
(ROA) for the quarter ended September 30, 2002, was 1.53%, compared to 1.55% for the same period in 2001. Return on average shareholders' equity (ROAE) for the third quarter of 2002 was 17.22%, compared to 16.73% for the same period in 2001.

Net income for the nine month period ended September 30, 2002, was $17.3 million, an increase of 16.9% over the same period in 2001. Diluted earnings per share was $2.29 for the first nine months of 2002, compared to $1.98 for the same period in 2001. Return on average assets (ROA) for the first nine months of 2002 was 1.49%, unchanged from the same period in 2001. Return on average shareholders' equity (ROAE) for the first nine months of 2002 was 16.90%, compared to 16.31% for the same period in 2001.

Net Interest Income

The attached Average Consolidated Balance Sheet and Net Interest Analysis illustrates the trend in average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. The Company earned tax-equivalent net interest income of $17.1 million for the three months ended September 30, 2002, an increase of 12.1% over the same period in 2001. An increased volume of earning assets helped offset a decline in net interest margin in the current quarter. The net interest margin for the quarter declined from 4.91% in 2001, to 4.61% in 2002.

Year-to-date September 30, 2002, the Company earned tax-equivalent net interest income of $50.2 million, an increase of 13.9% over the first nine months of 2001. Net interest margin for the nine months ended September 30, 2002, was 4.70%, down from 4.85% for the same period in 2001.

A declining trend in interest rates has resulted in declines in both the yield on earning assets and the cost of interest-bearing liabilities. The yield on earning assets declined from 7.99% for the first nine month of 2001, to 6.75% for the same period in 2002. The cost of interest bearing liabilities declined from 3.88% to 2.51% over the same period.

Average earning assets for the year-to-date period ended September 30, 2002, increased $214.4 million, or 17.6% over the same period in 2001. Growth in earning assets included steady growth in commercial lending products. Between September 30, 2001, and September 30, 2002, average balances for commercial real estate loans, commercial loans, and commercial leases increased by $18.4 million, $35.5 million, and $2.5 million, respectively. These commercial lending products represented 47.8% of average loans at September 30, 2002, up from 45.0% of average loans at September 30, 2001. Management continues to emphasize commercial services, as these commercial loan products are typically attractive to the Company from a yield and interest rate risk management perspective.

Application volume for residential mortgages over the past 12 months remained very strong. Despite $24.6 million in loan sales during the first nine months of 2002, average residential real estate loans increased by $18.2 million in the first nine months of 2002, when compared to the same period last year.

Average securities (excluding changes in unrealized gains and losses on available-for-sale securities) increased by $144.5 million from the first nine months of 2001. Growth in the securities portfolio include a $32.3 million increase in average U.S. Government agency securities, and a $79.8 million increase in U.S. Government mortgage-backed securities.

Asset growth in 2002 was funded primarily with core deposits (total deposits, less: brokered deposits, municipal money market deposits, and time deposits of $100,000 or more). Core deposits increased by 20.0% from an average balance of $847.7 million for the first nine months of 2001, to $1.0 billion for the same period in 2002. Core deposits represent the Company's largest and lowest cost funding source, with average core deposits representing 71.8% of average liabilities for the first nine months of 2002. This compares to 70.4% for the same period in 2001.

Non-core funding sources (time deposits of $100,000 or more, brokered deposits, municipal money market deposits, Federal funds purchased, securities sold under agreements to repurchase, and other borrowings) represent an additional source of funds to support asset growth. Average balances on these non-core funding sources increased by $42.3 million between the first nine months of 2001 and the first nine months of 2002. The category of non-core funding with the largest increase was municipal money market deposits. The cost of interest-bearing liabilities declined from 3.88% for the nine months ended September 30, 2001, to 2.51% for the first nine months of 2002.

Provision for Loan/Lease Losses

The provision for loan/lease losses represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses at an adequate level. The provision for loan/lease losses of $1.5 million for the first nine months of 2002, is up from $906,000 for the same period in 2001. The increase in the provision for loan/lease losses in 2002 is attributable to an increase in net charge-offs, an increase in the dollar volume of nonperforming loans, as well as continued growth in the loan portfolio. Net charge-offs were $858,000 for the first nine months of 2002, compared to $310,000 in 2001. Net charge-offs in 2001 benefited from a $320,000 recovery in the first quarter. The reserve for loan/lease losses as a percentage of period end loans was 1.19% at September 30, 2002, and 1.20% at December 31, 2001.

Noninterest Income

Management continues to emphasize noninterest income as an important component of the Company's future success. Noninterest income for the nine months ended September 30, 2002, was $17.4 million, an increase of 14.0% over the same period in 2001. Year-to-date September 30, 2002, noninterest income represented 25.7% of total revenue, relatively unchanged from last year. Noninterest income for the three months ended September 30, 2002, was $6.3 million, an increase of 17.2% over the same period in 2001.

The Tompkins Investment Services Division of Tompkins Trust Company generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing employee benefits plans. Services are primarily provided to customers in the Trust Company's market area of Tompkins County and surrounding areas, although the division currently manages assets for clients in nearly 40 states. Recently, Tompkins Investment Services expanded its marketing efforts and has dedicated staff to serve clients in The Bank of Castile and Mahopac National Bank markets. Trends for new business in trust and investments services remain positive, although the general downward trend in national stock markets has caused earnings to decline in 2002, when compared to the prior year. The market value of assets managed by, or in custody of, Tompkins Investment Services was approximately $1.1 billion at September 30, 2002, down approximately 3.7% from January 1, 2002. Trust and Investment Services income was $3.1 million in the first nine months of 2002, compared to $3.4 million in the first nine months of 2001. For the third quarter of 2002, Trust and Investment Services income of $930,000 was down approximately $167,000 from the same period last year.

Tompkins Insurance is an independent agency, representing several major insurance carriers with access to special risk property and liability markets. Tompkins Insurance has sophisticated computer systems for record keeping, claim processing and coverage confirmation, and can provide instant insurance pricing comparisons from some of the country's leading insurance companies. The agency primarily offers property and casualty insurance to individuals and businesses in Western New York State. Commission and fee income from Tompkins Insurance was $3.7 million for the first nine months of 2002, up 15.8% from the same period last year. For the third quarter of 2002, commission and fee income from Tompkins Insurance was $1.3 million, up 8.9% over the prior year.

Service charges on deposit accounts were $4.6 million for the nine month period ended September 30, 2002, compared to $3.5 million for the same period in 2001. For the third quarter of 2002, service charges on deposits were $1.7 million, an increase of $540,000 over the same quarter last year. The increase in 2002 is largely due to the increase in deposit accounts and additional deposit related services. The average dollar volume of noninterest-bearing accounts increased by 15.1% between September 30, 2001 and September 30, 2002. Average total deposits were up 19.6% over the same period.

Income from card services, included in other service charges on the consolidated statements of income, continues to be an important source of revenue. The Company continues to expand its product offerings to better serve the needs of customers. Card services products include traditional credit cards, purchasing cards, debit cards, and merchant card processing. Income associated with card services was $2.2 million for the nine months ended September 30, 2002, an increase of approximately 23.5% from the nine months of 2001. Card services income was $803,000 in the third quarter of 2002, an increase of 39.3% over the same quarter last year.

The Company has corporate owned life insurance (COLI), which relates to life insurance and certain other benefits provided to selected senior officers of the Company and its subsidiaries. Increases in the cash surrender value of COLI are reflected as other noninterest income, net of the related mortality expense. Other noninterest income for the first nine months of 2002 includes $948,000 of income relating to increases in COLI. This compares to $786,000 for the same period in 2001. The Company's average investment in COLI was $20.6 million for the nine month period ended September 30, 2002, compared to $19.2 million for the same period in 2001.

The current historically low interest rate environment resulted in record mortgage application volume for the Company in 2001, and has continued in 2002. As a result of this record application volume, which included a high percentage of applications to refinance loans currently serviced by the Company, the volume of residential mortgage loan sales increased from $18.0 million in the first nine months of 2001 to $24.6 million in 2002. Net gains from loan sales are included in other income and amounted to $541,000 in the first nine months of 2002, compared to $244,000 for the same period in 2001.

Noninterest Expenses

Total noninterest expenses were $38.1 million for the nine months of 2002, an increase of 11.9% over the same period in 2001. For the third quarter of 2002, noninterest expenses were $12.8 million, up 10.8% over the prior year. The increase in noninterest expense in the first nine months of 2002 is largely due to higher personnel-related costs, which were up by 11.7%, or $2.2 million over the first nine months of 2001. Personnel-related expenses comprise the largest segment of noninterest expense, representing approximately 55.1% of operating expense in the first nine months of 2002. The increase in personnel-related expenses is attributable to a variety of factors including an increased number of employees, as well as higher benefit related costs for medical insurance and pensions.

Expenses related to bank premises and furniture and fixtures totaled $4.7 million for the first nine months of 2002, an increase of 8.1% over the same period last year. A portion of the increase is attributable Mahopac National Bank branch openings, which included the October 2001 opening of the Hopewell Junction office and the July 2002 opening of the LaGrange office.

Amortization expense decreased from $1.3 million in the first nine months of 2001, to $676,000 in the first nine months of 2002. The decline in amortization is primarily attributable to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The adoption of SFAS No. 142 has resulted in a $400,000 reduction in goodwill amortization expense in the first nine months of 2002 as compared to the same period last year. If SFAS No. 142 had not been adopted on January 1, 2002, then goodwill amortization expense would have been $455,000 in the first nine months of 2002. At September 30, 2002, the Company had unamortized goodwill related to various acquisitions totaling $9.7 million. An evaluation of impairment of the Company's goodwill assets was completed as of December 31, 2001, which concluded that these assets were not impaired. Management is not aware of any change in circumstances since that date that would alter this conclusion.

At September 30, 2002, the Company had other identifiable intangible assets (primarily core deposit intangibles) related to various acquisitions of $2.9 million. The amortization of these intangible assets amounted to $676,000 for the nine months ended September 30, 2002, and $859,000 for the same period in 2001. In accordance with SFAS No. 142, these intangible assets continue to be amortized.

Other operating expense amounted to $11.8 million in the first nine months of 2002, compared to $9.7 million for the same period in 2001. A portion of the increase is related to variable expenses associated with increased business volumes. Also contributing to the increase was the development and utilization of an improved technology infrastructure, which added $439,000 in increased software and communications costs. Marketing efforts related to newer branch promotions and the introduction of Tompkins product lines to the Mahopac and Castile markets contributed to a $575,000 increase in marketing expenses.

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes. The provision for the nine months ended September 30, 2002, was $8.8 million, compared to $7.9 million in 2001. The increased provision is primarily due to increased levels of taxable income. The effective tax rate for the first nine months of 2002 was 33.6%, compared to 34.6% for the same period in 2001.


FINANCIAL CONDITION

The Company's total assets were $1.6 billion at September 30, 2002, representing an increase of $219.2 million over total assets reported at December 31, 2001. Asset growth was largely driven by strong deposit growth during 2002, as deposits increased by $225.9 million since December 31, 2001, to $1.3 billion at September 30, 2002. Asset growth included a $114.5 million increase in securities and a $60.9 million increase in total loans. Loan originations have been reasonably strong through the first nine months of 2002, with total loans increasing by 6.8%, to $950.8 million. Loan growth during the period is net of $24.6 million in sales of fixed rate residential mortgage loans. A $10.2 million increase in Federal funds sold also added to asset growth during the first nine months of 2002.

Capital

Total shareholders' equity increased to $146.6 million at September 30, 2002, an increase of $15.5 million from December 31, 2001. Undivided profits at September 30, 2002, were up $11.0 million from December 31, 2001, while accumulated other comprehensive income was up $5.0 million. Tangible book value per share increased from $15.77 at December 31, 2001, to $17.96 at September 30, 2002. Cash dividends paid in the first nine months of 2002 totaled approximately $6.4 million, representing 36.75% of year to date earnings. Per share cash dividends of $0.86 for the first nine months of 2002, were up from $0.82 for the same period in 2001.

In August 2002, the Company's board of directors approved a stock repurchase plan (the "Plan"), which authorizes the repurchase of up to 400,000 shares of Tompkins common stock over a two year period. To date, no shares have been purchased under this Plan. Earlier this year, the Company repurchased 33,640 shares at an average price of $38.76 per share. These shares were repurchased under a similar stock repurchase plan that was approved in August 2000, and expired in August 2002.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and its subsidiaries meet all capital adequacy requirements to which they are subject. The table below reflects the Company's capital position at September 30, 2002, compared to the regulatory capital requirements for "well capitalized" institutions.

REGULATORY CAPITAL ANALYSIS - September 30,  2002
-----------------------------------------------------------------------------------------------------------------
                                                                Actual                   Well Capitalized
                                                                                            Requirement
(Dollar amounts in thousands)                           Amount           Ratio       Amount            Ratio
-----------------------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets)                $139,725          13.8%      $101,300           10.0%
Tier I Capital (to risk weighted assets)               $128,380          12.7%      $ 60,780            6.0%
Tier I Capital (to average assets)                     $128,380           8.1%      $ 79,278            5.0%
=================================================================================================================

As illustrated above, the Company's capital ratios on September 30, 2002, remain well above the minimum requirement for well capitalized institutions. As of September 30, 2002, the capital ratios for each of the Company's subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

Reserve for Loan/Lease Losses and Nonperforming Assets

Management reviews the adequacy of the reserve for loan/lease losses (reserve) on a regular basis. Management considers the accounting policy relating to the reserve to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the reserve required to cover credit losses in the portfolio and the material effect that assumption could have on the results of operations. Factors considered in determining the adequacy of the reserve and the related provision include: management's approach to granting new credit; the ongoing monitoring of existing credits by the internal and external loan review functions; the growth and composition of the loan and lease portfolio; comments received during the course of independent examinations; current local economic conditions; past due and nonperforming loan statistics; estimated collateral values; and a historical review of loan and lease loss experience. Based upon consideration of the above factors, management believes that the reserve is adequate to provide for the risk of loss inherent in the current loan and lease portfolio. Activity in the Company's reserve for loan/lease losses during the first nine months of 2002 and 2001 is illustrated in the table below.

ANALYSIS OF THE RESERVE FOR LOAN/LEASE LOSSES  (In thousands)
-----------------------------------------------------------------------------------------------------------------
                                                                       September 30, 2002    September, 30, 2001
-----------------------------------------------------------------------------------------------------------------
Average Loans and Leases Outstanding Year to Date                                $914,951               $846,866
-----------------------------------------------------------------------------------------------------------------
Beginning Balance                                                                  10,706                  9,824
-----------------------------------------------------------------------------------------------------------------
Provision for loan losses                                                           1,497                    906
     Loans charged off                                                             (1,194)                  (890)
     Loan recoveries                                                                  336                    580
-----------------------------------------------------------------------------------------------------------------
Net charge-offs                                                                       858                    310
-----------------------------------------------------------------------------------------------------------------
Ending Balance                                                                   $ 11,345               $ 10,420
=================================================================================================================

The reserve represented 1.19% of total loans and leases outstanding at September 30, 2002, down slightly from 1.21% at September 30, 2001. The reserve coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) declined from 1.91 times at September 30, 2001, to 1.60 times at September 30, 2002. Management is committed to early recognition of loan problems and to maintaining an adequate reserve.

The level of nonperforming assets at September 30, 2002 and 2001 is illustrated in the table below. Nonperforming assets of $7.4 million as of September 30, 2002, reflect an increase of $1.9 million from September 30, 2001. Despite the increase in nonperforming assets from September 30, 2001, the current level of nonperforming assets remains modest at 0.45% of total assets. Approximately $257,000 of the nonperforming loans at September 30, 2002, were secured by U.S. Government guarantees, while $1.6 million were secured by one to four family residential properties.

NONPERFORMING ASSETS (In thousands)
-----------------------------------------------------------------------------------------------------------------
                                                                      September 30, 2002     September 30,  2001
-----------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                                  $6,891                  $5,082
Loans past due 90 days and accruing                                                   40                     369
Troubled debt restructuring not included above                                       180                       0
-----------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                                                     7,111                   5,451
-----------------------------------------------------------------------------------------------------------------
Other real estate, net of allowances                                                 282                      45
-----------------------------------------------------------------------------------------------------------------
     Total nonperforming assets                                                   $7,393                  $5,496
=================================================================================================================
Total nonperforming loans as a percent of total loans                              0.75%                   0.63%
Total nonperforming assets as a percentage of total assets                         0.45%                   0.40%
=================================================================================================================

Deposits and Other Liabilities

Total deposits of $1.3 billion on September 30, 2002, were up 20.8% from December 31, 2001. Core deposits, which include demand deposits, savings accounts, non-municipal money market accounts, and time deposits of less than $100,000 represent the primary funding source for the Company. As of September 30, 2002, core deposits of $1.1 billion represented 71.5% of total liabilities. This compares to core deposits of $925.8 million, representing 71.9% of total liabilities at December 31, 2001. Deposit growth was aided by two newer Mahopac National Bank offices - the Hopewell Office, which opened in October of 2001, and the LaGrange Office which opened in July 2002.

Non-core funding sources for the Company include: time deposits greater than $100,000, municipal money market deposits, brokered deposits, securities sold under repurchase agreements, Federal funds purchased, and other borrowings. These non-core funding sources totaled $402.5 million at September 30, 2002, up from $372.5 million at December 31, 2001. The majority of the increase was in municipal money market accounts, which was partially offset by a decline in time deposits greater than $100,000. Other borrowings, consisting of term borrowings from the Federal Home Loan Bank (FHLB), increased from $75.6 million at December 31, 2001, to $82.1 million at September 30, 2002.

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

Cash and cash equivalents totaled $83.6 million as of September 30, 2002, up from $44.1 million at December 31, 2001. Short term investments, consisting of securities due in one year or less, increased from $23.8 million on December 31, 2001, to $25.6 million on September 30, 2002. Securities pledged to secure certain large deposits and securities sold under repurchase agreements were 71.7% of total securities as of September 30, 2002, compared to 72.3% as of December 31, 2001.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At September 30, 2002, the unused borrowing capacity on established lines with the FHLB was $142.7 million. As members of the FHLB, the Company's subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At September 30, 2002, total residential mortgage loans of the Company were $365.3 million, the majority of which are available as collateral for FHLB borrowings.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest rate risk is the primary market risk category associated with the Company's operations. Interest rate risk refers to the volatility of earnings caused by changes in interest rates. Each quarter the Asset/Liability Management Committee estimates the likely impact on earnings resulting from various changing interest rate scenarios. The findings of the committee are incorporated into the investment and funding decisions of the Company.

The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of September 30, 2002.

Condensed Static Gap - September 30, 2002                                          Repricing Interval
                                                                                       Cumulative
(Dollar amounts in thousands)                          Total        0-3 months   3-6 months    6-12 months    12 months
-------------------------------------------------------------------------------------------------------------------------
Interest-earning assets                             $ 1,485,427    $   490,059   $   120,987   $   186,346   $   797,392
Interest-bearing liabilities                          1,226,072        543,336        70,913       130,460       744,709
-------------------------------------------------------------------------------------------------------------------------
Net gap position                                                       (53,277)       50,074        55,886        52,683
-------------------------------------------------------------------------------------------------------------------------
Net gap position as a percentage of total assets                         (3.25%)        3.05%         3.41%         3.21%
==========================================================================================================================

The above analysis reflects a slightly asset sensitive position, suggesting that earnings would benefit from a rising interest rate environment and would be hindered by a declining interest rate environment. The Company's simulation models suggest that earnings could suffer in a declining rate environment as asset yields have more room to decline than costs on the Company's funding sources.

The board of directors has set a policy that the Company's interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 200 basis point change in rates. Based upon the simulation analysis performed as of September 30, 2002, a 200 basis point upward shift in interest rates over a one-year time frame would result in a one-year decline in net interest income of approximately 0.56%, assuming no balance sheet growth and no management action to address balance sheet mismatches. The same simulation indicates that a 100 basis point decline in interest rates over a one-year period would result in a decrease in net interest income of 1.57%. As indicated above, the most recent simulation models reflect a fairly well balanced position related to exposure to changes in interest rates. However, the simulation also indicates that the Company will likely continue to see downward pressure on the net interest margin over the next 12 months under most interest rate scenarios.

Although the simulation model is useful in identifying potential exposure to interest rate movements, the Company's current liquidity profile, capital position, and growth prospects, offer a level of flexibility for management to take actions that could offset some of the negative effects of unfavorable movements in interest rates. Management believes the current exposure to changes in interest rates is not significant in relation to the earnings and capital strength of the Company.


ITEM 4.    CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's Exchange Act filings.

There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed by the Company's Chief Executive Officer and Chief Financial Officer.

                             TOMPKINS TRUSTCO, INC.
          Average Consolidated Balance Sheet and Net Interest Analysis

                                               Quarter Ended            Year to Date Period Ended      Year to Date Period Ended
                                     ----------------------------------------------------------------------------------------------
                                                 Sep-02                          Sep-02                         Sep-01
-----------------------------------------------------------------------------------------------------------------------------------
                                       Average                        Average                        Average
                                       Balance             Average    Balance             Average    Balance              Average
(Dollar amounts in thousands)           (QTD)    Interest Yield/Rate   (YTD)    Interest Yield/Rate   (YTD)    Interest Yield/Rate
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
   Certificates of deposit with
     other banks                          $1,630     $10       2.43%       $549      $10      2.44%       $409       $2       1.94%
   Securities (1)
     U.S. Government Securities          392,111   5,214       5.28%    375,395   15,562      5.54%    266,125   13,022       6.54%
     State and municipal (2)              82,051   1,418       6.86%     78,540    4,144      7.05%     68,730    3,847       7.48%
     Other Securities (2)                 44,995     401       3.54%     46,896    1,230      3.51%     21,449      954       5.95%
                                     ----------------------------------------------------------------------------------------------
     Total securities                    519,157   7,033       5.37%    500,831   20,936      5.59%    356,304   17,823       6.69%
   Federal Funds Sold                     14,143      63       1.77%     12,871      164      1.70%     11,213      403       4.81%
   Loans, net of unearned income (3)
     Real Estate                         561,592  10,210       7.21%    542,612   30,028      7.40%    508,871   31,178       8.19%
     Commercial Loans (2)                249,459   4,123       6.56%    243,766   12,134      6.66%    208,149   13,758       8.84%
     Consumer Loans                      109,089   2,579       9.38%    109,477    7,728      9.44%    111,180    8,343      10.03%
     Direct Lease Financing               18,874     371       7.80%     19,096    1,119      7.83%     18,666    1,125       8.06%
                                     ----------------------------------------------------------------------------------------------
     Total loans, net of unearned
       income                            939,014  17,283       7.30%    914,951   51,009      7.45%    846,866   54,404       8.59%
                                     ----------------------------------------------------------------------------------------------
     Total interest-earning assets     1,473,944  24,389       6.56%  1,429,202   72,119      6.75%  1,214,792   72,632       7.99%
                                     ----------------------------------------------------------------------------------------------

Other assets                             135,262                        126,679                        111,591

                                     -----------                    -----------                    -----------
     Total assets                     $1,609,206                     $1,555,881                     $1,326,383
                                     ===========                    ===========                    ===========

-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES & SHAREHOLDERS' EQUITY
Deposits
   Interest-bearing deposits
     Interest bearing checking,
       savings, & money market           677,384   2,586       1.51%    642,600    7,489      1.56%    419,078    6,215       1.98%
     Time Dep > $100,000                  95,872     739       3.06%    106,082    2,436      3.07%    174,936    6,657       5.09%
     Time Dep < $100,000                 253,694   2,121       3.32%    245,719    6,611      3.60%    236,333    9,618       5.44%
     Brokered Time Dep < $100,000         17,141     169       3.91%     13,533      381      3.76%      5,311      186       4.68%
                                     ----------------------------------------------------------------------------------------------
     Total interest-bearing deposits   1,044,091   5,615       2.13%  1,007,934   16,917      2.24%    835,658   22,676       3.63%

Federal funds purchased &
   securities sold under agreements
   to repurchase                          71,606     609       3.37%     75,148    1,884      3.35%     72,699    2,571       4.73%
Other borrowings                          82,787   1,038       4.97%     82,614    3,121      5.05%     76,168    3,311       5.81%
                                     ----------------------------------------------------------------------------------------------
   Total interest-bearing liabilities  1,198,484   7,262       2.40%  1,165,696   21,922      2.51%    984,525   28,558       3.88%

Noninterest bearing deposits             244,163                        233,492                        202,764
Minority Interest                          1,510                          1,515                          1,514
Accrued expenses and other
   liabilities                            22,058                         18,028                         15,972
                                     -----------                    -----------                    -----------
   Total liabilities                   1,466,215                      1,418,731                      1,204,775

Shareholders' equity                     142,991                        137,150                        121,608
                                     -----------                    -----------                    -----------
   Total liabilities and
     shareholders' equity             $1,609,206                     $1,555,881                     $1,326,383
                                     ===========                    ===========                    ===========
Interest rate spread                                           4.16%                          4.24%                           4.11%
                                                 -------------------            -------------------            --------------------
   Net interest income/margin on
     earning assets                              $17,127       4.61%             $50,197      4.70%             $44,074       4.85%
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

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings

           None

ITEM 2.    Changes in Securities and Use of Proceeds

           None

ITEM 3.    Defaults on Senior Securities

           None

ITEM 4.    Submission of Matters to a Vote of Security Holders

           None

ITEM 5.    Other Information

           None

ITEM 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits

               99.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

           (b) Reports on Form 8-K

               On July 24, 2002, the Company filed a Form 8-K regarding its Board of Directors authorization of the repurchase of up to 400,000 shares of the Company's outstanding common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   October 31, 2002

                                        TOMPKINS TRUSTCO, INC.


                                        By:  /S/ James J. Byrnes
                                             --------------------------------
                                             James J. Byrnes
                                             Chairman of the Board,
                                             Chief Executive Officer



                                        By:  /S/ Francis M. Fetsko
                                             --------------------------------
                                             Francis M. Fetsko
                                             Senior Vice President and
                                             Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, James J. Byrnes, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tompkins Trustco, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: October 31, 2002

/S/ James J. Byrnes
------------------------------------------
James J. Byrnes
Chairman, Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Francis M. Fetsko, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tompkins Trustco, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: October 31, 2002

/S/ Francis M. Fetsko
-------------------------------------------------
Francis M. Fetsko
Senior Vice President and Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT
 NUMBER           DESCRIPTION                                            PAGES
-------------------------------------------------------------------------------

99.1              Certification of the Chief Executive Officer             26
                  Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002

99.2              Certification of the Chief Financial Officer             27
                  Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley
                  Act 2002