Form 10-K
period 2002-12-31
TOMPKINS TRUSTCO INC
filed 2003-03-31
CIK 1005817

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

                   For the fiscal year ended December 31, 2002
                                             -----------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes[X] No[ ]

The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $301,959,000 on June 28, 2002, based on the closing sales price of the registrant's common stock, $.10 par value (the "Common Stock"), as reported on the American Stock Exchange, as of such date.

The number of shares of the registrant's Common Stock outstanding as of March 21, 2003, was 7,369,598 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement (the "Proxy Statement") filed with the Securities and Exchange Commission in connection with the 2003 Annual Meeting of Stockholders, is incorporated herein by reference in Part III.

                             TOMPKINS TRUSTCO, INC.
                         2002 Annual Report on Form 10-K
                                Table of Contents

                                                                            Page
PART I

Item 1.           Business of the Company .................................   1
Item 2.           Properties ..............................................   4
Item 3.           Legal Proceedings .......................................   6
Item 4.           Submission of Matters for a Vote by Securities Holders ..   6


PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Securities ..............................................   8
Item 6.           Selected Financial Data .................................   8
Item 7.           Management Discussion and Analysis of Financial
                  Condition and Results of Operations .....................   9
Item 7A.          Quantitative and Qualitative Disclosure About Market
                  Risk ....................................................  28
Item 8.           Financial Statements and Supplementary Data .............  31
Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure .....................  61


PART III

Item 10.          Directors and Executive Officers of the Registrant ......  61
Item 11.          Executive Compensation ..................................  61
Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management ..............................................  61
Item 13.          Certain Relationships and Related Transactions ..........  61
Item 14.          Controls and Procedures .................................  61
Item 15.          Principal Accountant Fees and Services ..................  61


PART IV

Item 16.          Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K .............................................  62

                  Certification of Chief Executive Officer
                  Certification of Chief Financial Officer
                  Powers of Attorney

                      [This Page Intentionally Left Blank]

PART I

Item 1.  Business of the Company


General

Tompkins Trustco, Inc. ("Tompkins" or the "Company"), is the corporate parent to three community banks, Tompkins Trust Company ("Trust Company"), The Bank of Castile, and The Mahopac National Bank ("Mahopac National Bank"), which together operate 33 banking offices in local market areas throughout New York State. Through its community banking subsidiaries, the Company provides traditional banking services, and offers a full range of money management services through Tompkins Investment Services, a division of Tompkins Trust Company. The Company also offers insurance services through its Tompkins Insurance Agencies, Inc. ("Tompkins Insurance") subsidiary, an independent agency with a history of over 100 years of service to individual and business clients throughout western New York. Each Tompkins subsidiary operates with a community focus, meeting the needs of the unique communities served.

Headquartered in Ithaca, New York, Tompkins is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Tompkins was organized in 1995, under the laws of the State of New York, as a bank holding company for the Tompkins Trust Company, a commercial bank that has operated in Ithaca and surrounding communities since 1836.


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

Commercial Services
The Company's subsidiary banks provide financial services to corporations and other business clients. Lending activities include loans for a variety of business purposes, including real estate financing, construction, equipment financing, accounts receivable financing, and commercial leasing. Other commercial services include deposit and cash management services, letters of credit, sweep accounts, credit cards, purchasing cards, merchant processing, and Internet-based account services.

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

Investment decisions are made within policy guidelines established by the Company's board of directors. The investment policy established by the board of directors is based on the asset/liability management goals of the Company, and is monitored by the Company's Asset/Liability Management Committee. The intent of the policy is to establish a portfolio of high quality diversified securities which optimizes net interest income within acceptable limits of safety and liquidity. Securities, other than certain obligations of states and political subdivisions thereof, are classified as available-for-sale, though it is generally management's intent to hold all securities to maturity. Securities available-for-sale may be used to enhance total return, provide additional liquidity, or reduce interest rate risk.

Competition

The Company's subsidiary banks operate 33 offices, including 1 limited-service office, serving communities in upstate New York. The Trust Company operates 13 full-service and 1 limited service banking offices in the counties of Tompkins, Cortland, and Schuyler. The Bank of Castile conducts its operations through its 13 full-service offices, in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. Mahopac National Bank is located in Putnam County, and operates 4 full-service offices in that county, and 2 full-service offices in Dutchess County.

The decision to operate as three locally managed community banks reflects management's commitment to community banking as a business strategy. For Tompkins, this community banking approach is characterized by a commitment to prompt, accurate service, and the personal touch provided by knowledgeable, dedicated employees. The combined resources of the Tompkins organization provides increased capacity for growth, and greater capital resources necessary to make investments in technology and services. Tompkins has developed several specialized financial services that are now available in markets served by all three affiliate banks. These services include trust and investment services, leasing, card services, and Internet banking. The addition of Tompkins Insurance adds a line of insurance and risk management products to the Company's array of financial products.

The area served by the Trust Company consists primarily of Tompkins County, with an estimated population of 97,000. Education plays a significant role in the local economy with Cornell University and Ithaca College being two of the county's major employers. Current economic trends include low unemployment and moderate growth. In December 2002, the Trust Company opened its first office in Cortland, New York, which has a population of 48,599. The Trust Company also recently acquired a building in Auburn, New York, which is in Cayuga County with a population of 81,963. This building will be the site of the Company's first Cayuga County office, expected to open in mid-2003. The Bank of Castile serves a five-county market that is primarily rural in nature. The opening of a branch office in Chili, New York, in 1999 provides increased access to the suburban Rochester, New York, market. Excluding Monroe County, which includes Rochester, the population of the counties served by The Bank of Castile is approximately 171,000. Economic growth has been relatively flat in The Bank of Castile's market area, although the significant population base of the suburban Rochester market (in excess of 700,000 people) provides continued opportunities for growth. The primary market area for Mahopac National Bank is Putnam County, with a population of approximately 96,000. Putnam County is about 60 miles north of Manhattan, and is one of the fastest growing counties in New York State. The Hopewell Junction and LaGrange offices are located in Dutchess County, which has a population of approximately 280,000.

Competition for commercial banking and other financial services is strong in the Company's market areas. Deregulation of the banking industry has created a highly competitive environment for commercial banking services. Deregulation has contributed to a decrease in the number of community banks, and an increase in competition from regional and national financial service providers. In one or more aspects of its business, the Company competes with other commercial banks, savings institutions, credit unions, mortgage bankers and brokers, finance companies, mutual funds, insurance companies, brokerage and investment companies, and other financial intermediaries. Many of these competitors, some of which are affiliated with large financial holding companies, have substantially greater resources and lending limits than the Company, and may offer certain services the Company does not currently provide. In addition, many non-bank competitors, such as credit unions, are not subject to the same taxes or extensive federal regulations that apply to financial holding companies and federally insured banks.


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


Employees

At December 31, 2002, the Company employed 582 employees, approximately 109 of who were part-time. No employees are covered by a collective bargaining agreement and the Company believes its employee relations are excellent.


Available Information

The Company maintains a website with the address www.tompkinstrustco.com. The Company is not including the information contained on the Company's website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. The Company makes available free of charge (other than an investor's own Internet access charges) through its website its Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (the "SEC").

These reports may also be obtained at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20599. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (SEC.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 2.  Properties

The following table provides information relating to the Company's facilities:

  Location                         Facility Type                            Square Feet      Owned/Leased*

------------------------------------------------------------------------------------------------------------
  The Commons                      Trust Company                               23,900            Owned
  Ithaca, NY                       Main Office

  119 E. Seneca Street             Trust Company                               18,550            Owned
  Ithaca, NY                       Trust and Investment Services

  121 E. Seneca Street             Administration                              18,900            Owned
  Ithaca, NY

  Rothschilds Building             Operations and Data Processing              24,500            Leased
  The Commons, Ithaca, NY

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

  2 W. Main Street                 Trust Company                                2,720            Owned
  Trumansburg, NY                  Trumansburg Office

  701 W. Seneca Street             Trust Company                                2,150            Owned
  Ithaca, NY                       West End Office

  2230 N. Triphammer Road          Trust Company                                  204            Leased
  Ithaca, NY                       Kendal Office (Part-time office)

  100 Main Street                  Trust Company                                3,115            Owned
  Odessa, NY                       Odessa Office

  33 Clinton Avenue                Trust Company                                1,900            Leased
  Cortland, NY                     Cortland Office

  86 North Street                  Trust Company                                4,600            Owned
  Auburn, NY                       Proposed Auburn Office

  50 N. Main Street                The Bank of Castile                          6,662            Owned
  Castile, NY                      Main Office

  Location                         Facility Type                            Square Feet      Owned/Leased*

------------------------------------------------------------------------------------------------------------
  604 W. Main Street               The Bank of Castile                          4,662            Owned
  Arcade, NY                       Arcade Office

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

  630 Route 6                      Mahopac National Bank                        2,800            Owned
  Mahopac, NY                      Mahopac Office

  591 Route 6N                     Mahopac National Bank                        3,000            Owned
  Mahopac Falls, NY                Red Mills Office

  21 Peekskill Hollow Road         Mahopac National Bank                       17,950            Owned
  Putnam Valley, NY                Putnam Valley Office

  1441 Route 22                    Mahopac National Bank                       34,000            Owned
  Brewster, NY                     Brewster Office

  706 Freedom Plains Road          Mahopac National Bank                        2,200            Owned
  Poughkeepsie, NY                 LaGrange Office

  1822 Route 82                    Mahopac National Bank                        1,200            Leased
  Hopewell Junction, NY            Hopewell Office

  Location                         Facility Type                            Square Feet      Owned/Leased*

------------------------------------------------------------------------------------------------------------
  14 Market Street                 Tompkins Insurance                          11,424            Leased
  Attica, NY                       Attica Office

  34 N. Main Street                Tompkins Insurance                           2,280            Leased
  Warsaw, NY                       Warsaw Office

  13360 Broadway                   Tompkins Insurance                           1,000            Owned
  Alden, NY                        Alden Office

  3212 State Street                Tompkins Insurance                             700            Leased
  Caledonia, NY                    Caledonia Office

  40 Main Street                   Tompkins Insurance                           3,700            Leased
  Leroy, NY                        Leroy Office

  216 E. Main Street               Tompkins Insurance                           1,140            Leased
  Batavia, NY                      Batavia Office

============================================================================================================

* Lease terminations for the Company's leased properties range from 2003 through 2042.

** Office includes two parcels of land that are being leased through 2004 and 2090, respectively.


Management believes the current facilities are suitable for their present and intended purposes.


Item 3.  Legal Proceedings

The Company is involved in legal proceedings in the normal course of business, none of which are expected to have a material adverse impact on the financial condition or operations of the Company.


Item 4.  Submission of Matters for a Vote by Securities Holders

There were no matters submitted for shareholder vote in the fourth quarter of 2002.


Executive Officers of the Company

                     Age   Title                                                Joined Company
                     ---   -----                                                --------------
James J. Byrnes      61    Chairman of the Board, and Chief Executive Officer   January 1989
James W. Fulmer      51    President, Director                                  January 2000
Brenda L. Copeland   51    Executive Vice President                             January 2000
Stephen E. Garner    56    Executive Vice President                             January 2000
Stephen S. Romaine   38    Executive Vice President                             January 2000
Donald S. Stewart    58    Executive Vice President                             December 1972
Robert B. Bantle     51    Senior Vice President                                March 2001
Francis M. Fetsko    38    Senior Vice President and Chief Financial Officer    October 1996
Joyce P. Maglione    60    Senior Vice President                                March 1981
Lawrence A. Updike   57    Senior Vice President                                December 1965


Business Experience of the Executive Officers:

James J. Byrnes has been chairman of the board of the Company since April 1992, and chief executive officer of the Company since January 1989. From 1978 to 1988, Mr. Byrnes was employed at the Bank of Montreal, most recently as senior vice president.

James W. Fulmer was appointed president of the Company in January 2000. Effective January 1, 2003, Mr. Fulmer was appointed president and chief executive officer of The Bank of Castile. Mr. Fulmer is the former president and chief executive officer of Letchworth Independent Bancshares Corporation, where he served as president and chief executive officer since January 1991. Effective December 31, 1999, Letchworth was merged with and into the Company, and Mr. Fulmer became president of the Company.

Brenda L. Copeland retired as president and chief executive officer of The Bank of Castile, effective December 31, 2002. Ms. Copeland served as the president of The Bank of Castile since January 1991 and chief executive officer since April 1999.

Stephen E. Garner was appointed executive vice president of the Company in May 2000. Effective January 1, 2003, Mr. Garner was appointed president and chief executive officer of Tompkins Trust Company. Prior to this appointment, Mr. Garner was the president and chief executive officer of Mahopac National Bank since January 1994.

Stephen S. Romaine was appointed president and chief executive officer of Mahopac National Bank effective January 1, 2003. Prior to this appointment, Mr. Romaine was executive vice president, chief financial officer and manager Support Services Division of Mahopac National Bank.

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

PART II

Item 5.  Market for Registrant's Common Equity and Related Securities

                                              Market Price             Cash
Market Price & Dividend Information        High           Low     Dividends Paid
--------------------------------------------------------------------------------
See Notes 1 and 2 below:

2002        1st Quarter                   $43.50        $38.70        $  .28
            2nd Quarter                    48.94         37.00           .28
            3rd Quarter                    48.10         42.75           .30
            4th Quarter                    47.25         39.50           .30

2001        1st Quarter                   $31.35        $27.00        $  .27
            2nd Quarter                    40.13         29.00           .27
            3rd Quarter                    39.95         35.25           .28
            4th Quarter                    40.95         36.60           .28


Note 1 - The range of reported high and low price for Tompkins Trustco, Inc. common stock for actual transactions as quoted on the American Stock Exchange. As of March 21, 2003, there were approximately 1,787 shareholders of record.

Note 2 - Dividends on Tompkins Trustco, Inc. common stock were paid on the 15th day of February, May, August, and November of 2002, and on the 15th day of March, June, September, and December of 2001.


Equity Compensation Plan

A discussion regarding the Company's Equity Compensation Plan is set forth in
Item 12 of this report, which, in turn, incorporates by reference certain provisions of the Proxy Statement.

Item 6.  Selected Financial Data

                                                                                 Year ended December 31
(in thousands except per share data)                        2002             2001            2000             1999            1998
----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL STATEMENT HIGHLIGHTS
   Assets                                             $1,670,203       $1,420,695      $1,304,894       $1,188,679        $954,705
   Deposits                                            1,340,285        1,087,458       1,034,901          974,239         733,644
   Other borrowings                                       81,930           75,581          67,257           42,012          48,973
   Shareholders' equity                                  150,597          131,072         114,995           96,624          97,652
   Interest and dividend income                           93,959           94,158          92,018           77,617          69,729
   Interest expense                                       28,818           36,175          40,076           30,551          29,371
   Net interest income                                    65,141           57,983          51,942           47,066          40,358
   Provision for loan/lease losses                         2,235            1,606           1,216              944           1,539
   Net securities gains (losses)                             363               66             450             (59)            (12)
   Net income                                             22,914           19,627          17,512           15,200          14,502
PER SHARE INFORMATION
   Basic earnings per share                                 3.09             2.65            2.47             2.15            2.05
   Diluted earnings per share                               3.03             2.62            2.45             2.12            2.01
   Cash dividends per share*                                1.16             1.10            1.08             1.03            0.91
SELECTED RATIOS
   Return on average assets                                 1.45%            1.46%           1.42%            1.41%           1.57%
   Return on average equity                                16.41%           15.82%          17.09%           15.46%          16.09%
   Shareholders' equity to average assets                   9.51%            9.73%           9.31%            8.97%          10.60%
   Dividend payout ratio*                                  37.54%           41.51%          43.95%           40.52%          37.92%

OTHER SELECTED DATA (in whole numbers, unless otherwise noted)
----------------------------------------------------------------------------------------------------------------------------------
   Employees (average full-time equivalent)                  530              513             462              442             365
   Full-service banking offices                               32               29              28               26              22
   Bank access centers (ATMs)                                 48               45              41               36              33
   Trust and investment services assets under
     management (in thousands)                        $1,207,786       $1,138,341      $1,094,452       $1,106,059        $952,880
----------------------------------------------------------------------------------------------------------------------------------

* Cash dividends per share reflects historical information for Tompkins Trustco, Inc.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

The following analysis is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of the Company and its operating subsidiaries for the periods shown. For a full understanding of this analysis, it should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8.

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

Prior to the Company's acquisition of Letchworth, Letchworth acquired 70.17% of the outstanding common stock of Mahopac National Bank in a cash transaction accounted for as a purchase on June 4, 1999. This transaction with Mahopac National Bank resulted in a core deposit intangible of $3.5 million and goodwill of $2.5 million.

Effective September 1, 2000, and early in 2001, Tompkins completed the purchase of the minority interest in Mahopac National Bank, primarily in a stock-for-stock transaction accounted for as a purchase. Prior to September 1, 2000, the approximately 30% interest in Mahopac National Bank, which was not owned by Tompkins, was shown as a minority interest in consolidated subsidiaries on the consolidated statements of condition. Subsequent to September 1, 2000, all of the net income of Mahopac National Bank is included in Tompkins' consolidated net income. The approximately 30% acquisition of Mahopac National Bank resulted in a core deposit intangible of $1.9 million and goodwill of $3.2 million.

Effective January 1, 2001, the Company completed the acquisition of 100% of the common stock of Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., in a cash and stock transaction accounted for as a purchase. The purchase price exceeded the fair value of identifiable assets acquired less liabilities assumed by $4.4 million, which was recorded as goodwill. The two agencies have been merged with and into Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"), a wholly-owned subsidiary of Tompkins. Tompkins Insurance has six Western New York office locations serving markets contiguous to The Bank of Castile. The purchase agreements for the insurance agencies include provisions for additional consideration to be paid in the form of the release of shares of Company stock from escrow if Tompkins Insurance met certain income targets in 2001 and 2002. The contingent consideration includes 25,093 shares, which were payable if the income targets were met, and an additional 8,333 shares which were payable if income targets for the two-year period were exceeded by 5%. Tompkins Insurance met the 2001, 2002, and 2-year income targets, resulting in the release of 12,547 shares in 2001 and 20,879 in 2002 as additional consideration. Such shares are considered outstanding for purposes of computing diluted earnings per share beginning on October 1, 2001 for shares released in 2001 and beginning on July 1, 2002 for shares released in 2002.

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

Critical Accounting Policies

In the course of the Company's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Company. Some of these policies are more critical than others. Management considers the accounting policy relating to the reserve for loan/lease losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses with in the loan portfolio and the material effect that these estimates can have on the Company's results of operations. While management's evaluation of the reserve for loan/lease losses as of December 31, 2002 considers the allowance to be adequate, under adversely different conditions or assumptions, the Company would need to increase the allowance.

All accounting policies are important and the reader of the financial statements should review these policies, described in Note 1 to the consolidated financial statements, to gain a greater understanding of how the Company's financial performance is reported.

Results of Operations
(Comparison of December 31, 2002 and 2001 results)

General

Net income for the year ended December 31, 2002, was up 16.7% to $22.9 million, compared to $19.6 million in 2001. On a per share basis, the Company earned $3.03 per diluted share in 2002 compared to $2.62 per share in 2001. Return on average shareholders' equity (ROE) was 16.41% in 2002, compared to 15.82% in 2001. The increase in ROE in 2002 is due to earnings growth outpacing equity growth during the period. Return on average assets (ROA) was 1.45% in 2002, which is in line with ROA of 1.46% in 2001.

The Company's strong earnings performance in 2002 is attributable to the success of the core business strategies of the Company. These strategies include a commitment to community banking through diversified revenue sources consisting of net interest income generated from the loan and securities portfolios, trust and investment services income, and other service charges and fees for providing banking and related financial services.

Net Interest Income

Table 1 illustrates the trend in average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Tax-equivalent net interest income improved to $67.4 million in 2002, up from $60.0 million in 2001. Net interest income benefited from growth in earning assets, an improved mix of earning assets, and growth in deposits. A low interest rate environment led to a decrease in asset yields, which contributed to a decrease in the net interest margin from 4.87% in 2001, to 4.64% in 2002.

Average earning assets increased by $220.9 million or 17.9% in 2002, from $1.2 billion to $1.5 billion. Growth in average earning assets was primarily centered in the investment portfolio. Average securities (excluding changes in unrealized gains and losses on available-for-sale securities) increased by $144.0 million between 2001 and 2002. Average loans grew by $75.6 million, which included a $33.5 million increase in average commercial loans, a $44.1 million increase in average real estate loans, and a $3.0 million decrease in consumer and other loans. Core deposits, which include demand deposits, savings accounts, non-municipal money market accounts, and time deposits less than $100,000, represent the Company's largest and lowest cost funding source. Growth in average assets was funded primarily with core deposits, which increased by 18.9% from an average balance of $860.4 million in 2001, to $1.0 billion in 2002. Non-core funding sources, which include time deposits of $100,000 or more, brokered deposits, municipal money market deposits, Federal funds purchased, securities sold under repurchase agreements, and other borrowings provided additional sources of funding to support asset growth. Average balances on these non-core funding sources increased by $57.6 million between 2001 and 2002. The primary component of non-core funding sources at December 31, 2002 was municipal money market accounts with an average balance of $122.1 million.

Changes in net interest income occur from a combination of changes in the volume of interest-earning assets and interest-bearing liabilities, and in the rate of interest earned or paid on them. Table 2 illustrates changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of the change. The $7.4 million increase in tax-equivalent net interest income from 2001 to 2002 included a $53,000 increase in interest income and a $7.4 million decrease in interest expense. An increased volume of earning assets contributed to a $12.3 million increase in net interest income between 2001 and 2002, while changes in interest rates reduced net interest income by $4.9 million, resulting in the net increase of $7.4 million.

Table 1 - Average Statements of Condition and Net Interest Analysis

                                                                           December 31
                                             2002                              2001                              2000
------------------------------------------------------------------------------------------------------------------------------------

                                Average                Average    Average                Average    Average                Average
(dollar amounts in thousands)   Balance   Interest   Yield/Rate   Balance   Interest   Yield/Rate   Balance   Interest   Yield/Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
  Certificates of deposit,
   other banks                $    1,479  $     37      2.50%   $      329  $      3      0.91%   $        0  $      0      0.00%
  Securities (1)
    U.S. Government
     securities                  384,286    20,276      5.28       273,951    17,517      6.39       242,611    15,929      6.57
    State and municipal (2)       79,604     5,551      6.97        68,854     5,120      7.44        78,474     5,654      7.20
    Other securities (2)          46,889     1,618      3.45        23,951     1,329      5.55        13,715     1,142      8.33
------------------------------------------------------------------------------------------------------------------------------------
    Total securities             510,779    27,445      5.37       366,756    23,966      6.53       334,800    22,725      6.79
  Federal funds sold              12,446       206      1.66        12,329       487      3.95        11,992       726      6.05
  Loans, net of unearned
   income (3)
    Residential real estate      353,998    24,945      7.05       327,279    25,959      7.93       326,139    25,488      7.82
    Commercial real estate       200,803    15,672      7.80       183,428    15,308      8.35       161,104    16,402     10.18
    Commercial loans (2)         244,903    16,119      6.58       211,404    17,823      8.43       183,736    16,602      9.04
    Consumer and other           108,971    10,283      9.44       111,964    11,126      9.94       108,911    10,785      9.90
    Lease financing               19,708     1,513      7.68        18,700     1,495      7.99        17,315     1,368      7.90
------------------------------------------------------------------------------------------------------------------------------------
    Total loans, net of
     unearned income             928,383    68,532      7.38       852,775    71,711      8.41       797,205    70,645      8.86
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning
     assets                    1,453,087    96,220      6.62     1,232,189    96,167      7.80     1,143,997    94,096      8.23
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets       130,416                           114,261                            91,040
    Total assets              $1,583,503                        $1,346,450                        $1,235,037

====================================================================================================================================

LIABILITIES & SHAREHOLDERS'
 EQUITY
Deposits:
  Interest-bearing deposits
    Interest checking,
     savings, and money
      market                  $  660,905  $  9,759      1.48%   $  427,665  $  7,857      1.84%   $  412,864  $ 10,311      2.50%
    Time Deposits > $100,000     107,329     3,233      3.01       169,978     7,970      4.69       167,149    10,205      6.11
    Time Deposits < $100,000     247,278     8,604      3.48       238,798    12,319      5.16       220,402    11,977      5.43
    Brokered Time Deposits:
    < $100,000                    14,839       571      3.85         6,292       282      4.48             0         0      0.00
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
     deposits                  1,030,351    22,167      2.15       842,733    28,428      3.37       800,415    32,493      4.06
Federal funds purchased and
  securities sold under
  agreements to repurchase        74,055     2,448      3.31        79,132     3,453      4.36        68,305     3,996      5.85
Other borrowings                  82,471     4,203      5.10        75,101     4,294      5.72        59,125     3,587      6.07
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
     liabilities               1,186,877    28,818      2.43       996,966    36,175      3.63       927,845    40,076      4.32
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits     236,574                           206,653                           186,505
Accrued expenses and other
 liabilities                      18,919                            17,213                            13,444
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities          1,442,370                         1,220,832                         1,127,794
Minority Interest                  1,519                             1,518                             4,791
Shareholders' equity             139,614                           124,100                           102,452
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and
     shareholders' equity     $1,583,503                        $1,346,450                        $1,235,037
------------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                    4.19%                             4.17%                             3.92%
------------------------------------------------------------------------------------------------------------------------------------
Net interest income/margin
  on earning assets                       $ 67,402      4.64%               $ 59,992      4.87%               $ 54,020      4.72%
====================================================================================================================================

(1) Average balances and yields on available-for-sale securities are based on amortized cost.

(2) Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax-exempt interest income to a taxable equivalent basis. The tax equivalent adjustments for 2002, 2001 and 2000 were as follows: $2,261,000; $2,009,000; and $2,078,000.

(3) Nonaccrual loans are included in the average loan totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the consolidated financial statements.

Table 2 - Analysis of Changes in Net Interest Income

(in thousands)(taxable equivalent)           2002 vs. 2001                          2001 vs. 2000
------------------------------------------------------------------------------------------------------------
                                 Increase (Decrease) Due to Change in   Increase (Decrease) Due to Change in
                                               Average                                Average

                                  Volume         Rate        Total       Volume         Rate        Total
------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Certificates of deposit          $      23    $      11    $      34    $       3    $       0    $       3
Federal funds sold                       5         (286)        (281)          20         (259)        (239)
Investments:
   Taxable                           7,325       (4,308)       3,017        2,744         (793)       1,951
   Tax-exempt                          716         (254)         462         (788)          78         (710)
Loans, net:
   Taxable                           6,004       (9,223)      (3,219)       4,629       (3,748)         881
   Tax-exempt                           26           14           40          166           19          185
------------------------------------------------------------------------------------------------------------
Total interest income            $  14,099    $ (14,046)   $      53    $   6,774    $  (4,703)   $   2,071
------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest-bearing deposits:
   Interest checking,
     savings, and money market       3,667       (1,765)       1,902          358       (2,812)      (2,454)
   Time                             (2,076)      (6,087)      (8,163)       1,502       (3,113)      (1,611)
Federal funds purchased and
   securities sold under
   agreements to repurchase           (210)        (795)      (1,005)         572       (1,115)        (543)
Other borrowings                       400         (491)         (91)         923         (216)         707
------------------------------------------------------------------------------------------------------------
Total interest expense           $   1,781    $  (9,138)   $  (7,357)   $   3,355    $  (7,256)   $  (3,901)
------------------------------------------------------------------------------------------------------------
Net interest income              $  12,318    $  (4,908)   $   7,410    $   3,419    $   2,553    $   5,972
============================================================================================================

Notes: See notes to Table 1 above.


Provision for Loan/Lease Losses

The provision for loan/lease losses represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses at an adequate level. The provision for loan/lease losses was $2.2 million in 2002, compared to $1.6 million in 2001. The increase in 2002 is primarily due to continued growth in the loan/lease portfolio, as well as the changing composition of the loan/lease portfolio, which includes increased levels of commercial loans and commercial real estate loans. The Company's loan/lease portfolio remains of generally high quality. Nonperforming loans/leases were $7.5 million at December 31, 2002, representing 0.76% of total loans/leases outstanding at December 31, 2002. Nonperforming loans/leases at December 31, 2001 were $7.5 million, representing 0.85% of total loans/leases. Net charge-offs of $1.2 million in 2002 represented 0.13% of average loans/leases during the period, compared to net charge-offs of $724,000 in 2001, representing 0.08% of average loans/leases. Net charge-offs in 2001 benefited from a $320,000 recovery on a commercial relationship.

Noninterest Income

Although net interest income remains the primary revenue source for the Company, competitive, regulatory, and economic conditions have led management to target noninterest income opportunities as an important driver of long-term revenue growth. Management believes a continued focus on noninterest income will improve the Company's ability to compete with non-bank competitors, and reduce earnings volatility that may result from changes in the general interest rate environment. These efforts resulted in $23.7 million in noninterest income for 2002, a 19.3% increase over 2001 noninterest income of $19.9 million. Sources of noninterest income include trust and investment services, insurance fees and commissions, service charges on deposit accounts, and card services products. The Company has been able to expand the contribution of noninterest income to total revenues by developing and introducing new products and by marketing its services across all of the Company's markets.

The Tompkins Investment Services Division of the Trust Company generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing employee benefits plans. Services are primarily provided to customers in the Trust Company's market area of Tompkins County and surrounding areas, although the division currently manages assets for clients in more than 40 states. Tompkins Investment Services has also expanded its marketing efforts and has dedicated staff to serve clients in The Bank of Castile and Mahopac National Bank markets.

Revenue from trust and investment services is a significant source of noninterest income for the Company, generating $4.2 million in revenue in 2002, a decrease of 10.2% from trust revenue of $4.6 million in 2001. Lower fee income is primarily attributable to the weak performance of national stock markets in 2002. Income generated by Tompkins Investment Services is largely based on the value of the assets managed by the division as well as the mix of accounts between the various categories, including personal trust and agency accounts, employee benefit accounts, investment management accounts, and custody accounts. The value of assets managed by or in custody of Tompkins Investment Services is affected by general trends in the stock market, as well as the amount of new business generated. Despite generally unfavorable trends in the stock market during 2002, the market value of assets managed by, or in custody of, Tompkins Investment Services increased by $69.4 million to $1.2 billion at December 31, 2002 from $1.1 billion at December 31, 2001.

Service charges on deposit accounts were $6.3 million in 2002, compared to $4.7 million in 2001. The increase in 2002 is largely due to the introduction of a new service in early 2002, which automated overdraft payment decisions. An increase in deposit accounts also contributed to the increase in service charges as the average dollar volume of noninterest-bearing accounts increased by $29.9 million between 2001 and 2002, from $206.7 million to $236.6 million, while savings and money market accounts increased by $233.2 million over the same period, from $427.7 million to $660.9 million.

Insurance commissions and fees generated through Tompkins Insurance added $4.9 million in noninterest income in 2002 compared to $4.2 million in 2001, an increase of 16.0%. The agencies primarily offer property and casualty insurance to individuals and businesses in western New York State. Rising premium costs instituted by underwriting insurance companies contributed to commission growth in 2002.

The largest category of other service charges is card services fees. Card services remains a growth area for the Company, as technology has created opportunities to better serve customers with new products. Card services products include traditional credit cards, purchasing cards, debit cards, automated teller machines (ATM), and merchant card processing. Fee income associated with card services was $2.8 million in 2002, compared to $2.4 million in 2001, an increase of 16.0%.

Noninterest income also includes $1.4 million from increases in cash surrender value of corporate owned life insurance, up from $1.1 million in 2001. This income is exempt from taxes. The corporate owned life insurance relates to life insurance policies covering certain senior officers of the Company and its subsidiaries. Increases in the cash surrender value of the insurance are reflected as other noninterest income, net of the related mortality expense. Although income associated with the insurance policies is not included in interest income, increases in the cash surrender value produced a tax-adjusted return of approximately 9.08% in 2002, and 8.07% in 2001.

The Company has an investment in a small business investment company partnership, Cephas Capital Partners, L.P. ("Cephas"), totaling $4.2 million at December 31, 2002, a slight increase from $4.1 million at December 31, 2001. Because the Company's percentage ownership in Cephas exceeds 20%, the equity method of accounting is utilized, such that the Company's percentage of Cephas' income is recognized as income on its investment; and likewise, any loss by Cephas is recognized as a loss on the Company's investment. For 2002, the Company recognized income of $90,000 compared with a loss of $300,000 in 2001. During the fourth quarter of 2001, Cephas recognized a $2.0 million loss on a single investment. The Company's portion of that loss totaled $770,000, which was recognized in the fourth quarter of 2001 as a reduction to other operating income. The Company believes that as of December 31, 2002, there is no impairment with respect to this investment.

Noninterest Expense

Noninterest expenses for the year ended December 31, 2002, were $52.3 million, an increase of 13.5% over noninterest expenses of $46.1 million for the year ended December 31, 2001. The increase in 2002 is largely concentrated in salaries and employee benefits and reflects an increase in full-time equivalents
(FTE). Average FTEs increased from 513 at December 31, 2001 to 530 at December 31, 2002.

Personnel-related expenses comprise the largest segment of other expense, representing approximately 56.5% of noninterest expenses in 2002, compared to approximately 55.0% in 2001. Total personnel-related expenses increased by $4.2 million in 2002, to $29.5 million from $25.3 million. The higher personnel-related expenses reflect the increase in FTE associated primarily with staffing of new offices, including the Hopewell (October 2001) and LaGrange (July 2002) offices of Mahopac National Bank and the Cortland office (December
2002) of the Trust Company. Pension related expenses were also higher in 2002 than in 2001. The increase in pension expense includes a nonrecurring charge of approximately $650,000 associated with a reevaluation of certain pension liabilities.

Expense for premises, furniture, and fixtures increased to $6.3 million in 2002, from $5.8 million in 2001. The increase in 2002 is due to the opening of the Hopewell and LaGrange offices of Mahopac National Bank, and the Cortland office of the Trust Company. Also contributing to the increase is additional depreciation associated with continued investments in technology. Technology investments in 2002 included equipment upgrades to bring Mahopac National Bank onto the same core processing systems used by the Trust Company and The Bank of Castile, improved automation for check processing, improved document imaging technology, and an upgrade to the Company's mainframe computer system.

The adoption of Statement of Financial Accounting Standards (SFAS) No. 142 on January 1, 2002 contributed to the $813,000 decrease in the amortization of intangible assets in 2002 over 2001. Amortization of intangible assets decreased from $1.7 million in 2001 to $867,000 in 2002. Upon adoption, the Company was no longer required to amortize its goodwill. The effect of the adoption of SFAS No. 142 is presented in Note 2 to the consolidated financial statements. Under SFAS No. 142, the Company is required to perform an annual assessment of intangible assets for impairment. The Company performed an impairment testing of its intangible assets as of December 31, 2002, and no impairment loss is required.

Other identifiable intangibles on the Company's books consist primarily of core deposit intangibles related to the acquisition of Mahopac National Bank. At December 31, 2002, core deposit intangible assets totaled $2.7 million, and are being amortized over a 10-year period. Amortization of core deposit intangible assets is not affected by the adoption of SFAS No. 142.

Other expenses include, fees paid for marketing services, postage and courier services, telephone expense, donations, software maintenance and amortization, and card services related expense. The increase in other expenses, from $13.2 million in 2001 to $15.5 million in 2002, is attributable to several factors, including normal increases associated with growth in noninterest revenue, marketing costs associated with new branch openings, additional reserves for leased vehicles residual losses, increased penalties associated with the prepayment of certain borrowings, and increased technology costs. In 2002, management decided to prepay certain higher interest rate borrowings with the Federal Home Loan Bank to reduce borrowing costs, resulting in the increase in prepayment penalties.

The Company's efficiency ratio, defined as operating expense excluding amortization of intangible assets, divided by tax-equivalent net interest income plus noninterest income before securities gains and losses (increase in the cash surrender value of COLI is shown on a tax equivalent basis), was 56.3% in 2002, compared to 55.4% in 2001. The increased costs of opening new offices, including personnel costs, premises and equipment expenses, and marketing costs, contributed to the unfavorable increase in the Company's efficiency ratio.

Minority Interest in Consolidated Subsidiaries

Minority interest expense represents the portion of net income in consolidated majority-owned subsidiaries that is attributable to the minority owners of a subsidiary. The Company had minority interest expense of $134,000 in each of 2001 and 2002, related to minority interests in three real estate investment trusts, which are substantially owned by the Company's banking subsidiaries.

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes. The 2002 provision was $11.3 million, compared to $10.4 million in 2001. The increase was primarily due to a higher level of taxable income, although the effective tax rate for the Company decreased in 2002 to 33.0%, compared to 34.5% in 2001. The decrease in the effective tax rate is due to a variety of factors, including a change in the tax treatment of dividends paid on shares of Company common stock held in the ESOP.

Results of Operations
(Comparison of December 31, 2001 and 2000 results)

General

Net income for the year ended December 31, 2001, was up 12.1% to $19.6 million, compared to $17.5 million in 2000. On a per share basis, the Company earned $2.62 per diluted share compared to $2.45 per share in 2000. Return on average shareholders' equity (ROE) was 15.82% in 2001, compared to 17.09% in 2000. The decline in ROE in 2001 was due to the fact the average equity grew more rapidly than earnings. Contributing to the growth in average equity in 2001 was approximately $8.2 million related to the September 2000 acquisition of the minority interest in Mahopac National Bank, approximately $3.4 million related to the acquisition of Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., and approximately $7.0 million of unrealized gains on available-for-sale securities. Return on average assets (ROA) was 1.46% in 2001, up slightly from 1.42% in 2000.

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

Average earning assets increased by $88.2 million, or 7.7% in 2001 to $1.2 billion from $1.1 billion in 2000. Growth in average earning assets was primarily centered in the loan portfolio, which included a $27.7 million increase in average commercial loans, and a $23.5 million increase in average real estate loans. Average securities (excluding changes in unrealized gains and losses on available-for-sale securities) increased by $32.0 million between 2000 and 2001. Core deposits (total deposits, less brokered deposits municipal money market deposits, and time deposits of $100,000 or more) represent the Company's largest and lowest cost funding source. Growth in average assets was funded primarily with core deposits, which increased by 5.0% from an average balance of $819.8 million in 2000, to $860.4 million in 2001. Non-core funding sources, which include time deposits of $100,000 or more, brokered deposits, municipal money market deposits, federal funds purchased, securities sold under agreements to repurchase, and other borrowings provided additional sources of funding to support asset growth. Average balances on these non-core funding sources increased by $29.6 million between 2000 and 2001.

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


Provision for Loan/Lease Losses

The provision for loan/lease losses represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses at an adequate level. The provision for loan/lease losses was $1.6 million in 2001, compared to $1.2 million in 2000. The increase in 2001 is primarily due to continued growth in the loan/lease portfolio, as well as the changing composition of the loan/lease portfolio, which includes increased levels of commercial loans and consumer loans. Despite an increase in nonperforming loans/leases as of December 31, 2001, nonperforming loans/leases totaled $7.5 million or 0.85% of total loans/leases at December 31, 2001. Nonperforming loans/leases at December 31, 2000 were $4.7 million, representing 0.56% of total loans/leases. Net charge-offs of $724,000 in 2001 represented 0.08% of average loans/leases during the period, compared to net charge-offs of $620,000 in 2000, also representing 0.08% of average loans/leases.

Noninterest Income

Management's focus on noninterest income resulted in $19.9 million in noninterest income for 2001, a 37.7% increase over noninterest income of $14.4 million in 2000. The acquisition of Tompkins Insurance, effective January 1, 2001, contributed to the strong growth in noninterest income, adding $4.2 million in revenue from insurance commissions and fees. The agencies primarily offer property and casualty insurance to individuals and businesses in Western New York State. If revenue from Tompkins Insurance were excluded from 2001 results for comparison purposes, noninterest income would reflect an increase of $1.2 million, or 8.4%.

The Tompkins Investment Services Division of the Trust Company generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing employee benefits plans. Services are primarily provided to customers in the Trust Company's market area of Tompkins County and surrounding areas, although the division currently manages assets for clients in more than 40 states. In 2001, Tompkins Investment Services expanded its marketing efforts and has dedicated staff to serve clients in The Bank of Castile and Mahopac National Bank markets.

Revenue from trust and investment services is a significant source of noninterest income for the Company, generating $4.6 million in revenue in 2001, an increase of 1.3% over trust revenue of $4.6 million in 2000. Increased fee income was primarily attributable to the continued growth in average assets managed by, or in the custody of, Tompkins Investment Services. Income generated by Tompkins Investment Services is largely based on the value of the assets managed by the division, which can be affected by general trends in the stock market, as well as the amount of new business generated. Despite generally unfavorable trends in the stock market during 2001, the market value of assets managed by, or in custody of, Tompkins Investment Services increased by $43.9 million to $1.1 billion at December 31, 2001.

Service charges on deposit accounts were $4.7 million in 2001, compared to $3.7 million in 2000. The increase in 2001 was largely due to the increase in deposit accounts. The average dollar volume of noninterest-bearing accounts increased by $20.2 million between 2000 and 2001, from $186.5 million to $206.7 million, while savings and money market accounts increased by $14.8 million over the same period, from $412.9 million to $427.7 million. Fee increases for certain deposit related services were also implemented in the first quarter of 2001, contributing to the increase in the current year.

The largest category of other service charges is card services fees. Card services have been another growth area for the Company, as technology has created opportunities to better serve customers with new products. Card services products include traditional credit cards, purchasing cards, debit cards, automated teller machines (ATM), and merchant card processing. Fee income associated with card services was $2.4 million in 2001, an increase of 12.1% over card services income of $2.2 million in 2000.

Noninterest income includes $1.1 million from increases in cash surrender value of corporate owned life insurance in 2001, up from $956,000, in 2000. This income is exempt from taxes. The corporate owned life insurance relates to life insurance provided to certain senior officers of the Company and its subsidiaries. Increases in the cash surrender value of the insurance are reflected as other noninterest income, and the related mortality expense is recognized as an other operating expense. Although income associated with the insurance policies is not included in interest income, increases in the cash surrender value produced a tax-adjusted return of approximately 8.07% in 2001, and 8.38% in 2000.

The Company has an investment in a small business investment company partnership, Cephas Capital Partners, L.P. ("Cephas"), totaling $4.1 million at December 31, 2001, and $3.3 million at December 31, 2000. Because the Company's percentage ownership in Cephas exceeds 20%, the equity method of accounting is utilized, such that the Company's percentage of the Cephas' income is recognized as income on its investment; and likewise, any loss by Cephas is recognized as a loss on the Company's investment. During the fourth quarter of 2001, Cephas recognized a $2.0 million loss on a single investment. The Company's portion of this loss totaled $770,000, which was recognized in the fourth quarter of 2001 as a reduction to other operating income. The year-to-date net loss from the Company's investment in Cephas was $300,000 in 2001, compared to net income of $304,000 in 2000.

Declining interest rates in 2001 resulted in significant mortgage application volume for the Company. As a result of this record application volume, which included a high percentage of applications to refinance loans currently serviced by the Company, the volume of residential mortgage loan sales increased from $7.2 million in 2000 to $27.6 million in 2001. Net gains from loan sales are included in other operating income and amounted to $560,000 in 2001, compared to $74,000 in 2000.

Noninterest Expense

Noninterest expenses for the year ended December 31, 2001, were $46.1 million, an increase of 18.7% over noninterest expenses of $38.8 million in 2000. The increase in 2001 is largely attributable to operating expenses associated with Tompkins Insurance, along with increased amortization expense related to the January 1, 2001, acquisition of Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc. (now Tompkins Insurance) and the September 1, 2000, purchase of the minority interest in Mahopac National Bank. Expenses of Tompkins Insurance added $3.2 million of noninterest expense in 2001, before amortization of intangible assets. Amortization of intangible assets increased $545,000 to $1.7 million in 2001, up from $1.1 million in 2000. The additional amortization expense included $285,000 related to Tompkins Insurance, and $260,000 related to the purchase of the minority interest in Mahopac National Bank.

The Company's efficiency ratio, defined as operating expense excluding amortization of intangible assets, divided by tax-equivalent net interest income plus noninterest income before securities gains and losses (income and expense associated with COLI are shown on a tax equivalent basis), was 55.4% in 2001, compared to 55.1% in 2000. The ratio is relatively unchanged from the previous year, as improvement at the Company's bank subsidiaries was offset by the addition of Tompkins Insurance, which due to its smaller size and the nature of its operations, operates with a relatively higher cost structure than the banks.

Personnel-related expenses comprise the largest segment of other expense, representing approximately 55.0% of noninterest expenses in 2001, compared to approximately 55.3% in 2000. Total personnel-related expenses increased by $3.9 million in 2001, to $25.3 million. The higher personnel-related expenses reflect an increase in full-time equivalent employees from 462 in 2000 to 513 in 2001. Additional staffing levels relate primarily to the addition of Tompkins Insurance, as well as staffing of the Hopewell Office of

Mahopac National Bank, which opened in October 2001. Personnel-related expenses in 2001 include some increased costs associated with the consolidation of a majority of the Company's benefit plans, including the pension, 401(k), and ESOP plans, effective January 1, 2001. Although the consolidated benefit plans have increased benefits costs in the current year, management believes the revised benefits make the Company more competitive for recruiting and retaining employees, while providing all employees in the Company an opportunity to receive profit sharing based on the success of Company-wide goals.

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


FINANCIAL CONDITION

During 2002, total assets grew by 17.56% to $1.7 billion at December 31, 2002, compared to $1.4 billion at December 31, 2001. Table 3 provides a comparison of average and year-end balances of selected balance sheet categories over the past three years, and the change in those balances between 2001 and 2002. Earning asset growth in 2002 consisted of a $105.5 million increase in loans, and a $111.7 million increase in the amortized cost of securities. Asset growth was funded primarily with core deposits, which increased by $135.6 million during 2002 from $900.2 million to $1.0 billion.

Table 3 - Balance Sheet Comparisons

AVERAGE BALANCE SHEET
                                                                                            Change (2001-2002)
(dollar amounts in thousands)                          2002         2001         2000       Amount   Percentage
---------------------------------------------------------------------------------------------------------------
Total assets                                     $1,583,503   $1,346,450   $1,235,037   $  237,053       17.61%
Earning assets *                                  1,453,087    1,232,189    1,143,997      220,898       17.93%
Total loans and leases, less earned income and
  net deferred costs and fees                       928,383      852,775      797,205       75,608        8.87%
Securities *                                        510,779      366,756      334,800      144,023       39.27%
Core deposits **                                  1,022,625      860,425      819,771      162,200       18.85%
Time deposits of $100,000 and more                  107,329      169,978      167,149      (62,649      -36.86%
Federal funds purchased and securities
  sold under agreements to repurchase                74,055       79,132       68,305       (5,077)      -6.42%
Other borrowings                                     82,471       75,101       59,125        7,370        9.81%
Shareholders' equity                                139,614      124,100      102,452       15,514       12.50%
---------------------------------------------------------------------------------------------------------------

ENDING BALANCE SHEET
                                                                                            Change (2001-2002)
(dollar amounts in thousands)                          2002         2001         2000       Amount   Percentage
---------------------------------------------------------------------------------------------------------------
Total assets                                     $1,670,203   $1,420,695   $1,304,894   $  249,508       17.56%
Earning assets *                                  1,525,586    1,298,163    1,195,419      227,423       17.52%
Total loans and leases, less earned income and
  net deferred costs and fees                       995,346      889,842      845,758      105,504       11.86%
Securities *                                        519,840      408,150      330,236      111,690       27.36%
Core deposits **                                  1,035,855      900,248      851,449      135,607       15.06%
Time deposits of $100,000 and more                  112,338      163,480      183,452      (51,142)     -31.28%
Federal funds purchased and securities
  sold under agreements to repurchase                77,843      109,669       72,231      (31,826)     -29.02%
Other borrowings                                     81,930       75,581       67,257        6,349        8.40%
Shareholders' equity                                150,597      131,072      114,995       19,525       14.90%
===============================================================================================================

*  Balances of available-for-sale securities are shown at amortized cost.

** Core deposits equal total deposits less time deposits of $100,000 and more, brokered deposits, and municipal money market deposits.


Shareholders' Equity

The consolidated statements of changes in shareholders' equity included in the financial statements of the Company contained in Item 8 herein, detail the changes in equity capital, including payments to shareholders in the form of cash dividends. The Company continued the long history of increasing cash dividends with a per share increase of 5.5% in 2002, which followed an increase of 1.9% in 2001. Dividends per share amounted to $1.16 in 2002, compared to $1.10 in 2001, and $1.08 in 2000. Cash dividends paid represented 37.4%, 41.5%, and 44.0%, of after-tax net income in each of 2002, 2001, and 2000, respectively.

Total shareholders' equity was $150.6 million at December 31, 2002, compared to $131.1 million at December 31, 2001. The $19.5 million increase in shareholders' equity from December 31, 2001 to December 31, 2002 included a $14.3 million increase in undivided profits, a $821,000 increase from the issuance of contingently issueable shares related to the purchase of Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., which were issued in 2002, and $4.6 million of other comprehensive income related to unrealized net gains on available-for-sale securities. Increases in shareholders' equity were partially offset by the repurchase of 34,840 shares of common stock during 2002, at a total cost of $1.4 million. These shares were purchased under a repurchase plan (the "Plan") approved by the Company's board of directors on August 12, 2000. The Plan authorized the repurchase of up to 400,000 of the Company's common stock over a 24-month period. As of August 12, 2002, 278,943 shares had been repurchased under the Plan at an average price per share of $30.23. On July 24, 2002, the board of directors of the Company approved a new repurchase plan ("new Plan") authorizing the repurchase of up to 400,000 shares over a 24-month period. As of December 31, 2002, 1,200 shares had been repurchased under the new Plan at an average purchase price of $41.00 per share.

The $16.1 million increase in shareholders' equity between December 31, 2000 and December 31, 2001 was primarily due to an $11.5 million increase in undivided profits and a $3.5 million increase from the issuance of shares to purchase Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc. The $3.0 million of other comprehensive income in 2001 was offset by $3.4 million in common stock repurchased and returned to unissued status.

Tangible equity of $136.5 million represented 8.2% of tangible assets at December 31, 2002, compared to tangible equity of $117.0 million representing 8.3% of tangible assets as of December 31, 2001. Tangible book value per share increased from $15.77 at December 31, 2001, to $18.34 at December 31, 2002.

The Company and its subsidiary banks are subject to quantitative capital measures established by regulation to ensure capital adequacy. Consistent with the objective of operating a sound financial organization, the Company and its subsidiary banks maintain capital ratios well above regulatory minimums, as detailed in Note 17 of the consolidated financial statements.

Securities

The securities portfolio (excluding fair value adjustments on available-for-sale securities) at December 31, 2002, was $519.8 million, reflecting an increase of 27.4%, from $408.2 million in 2001. Note 3 to the consolidated financial statements included in Item 8 of this report, details the types of securities held, the carrying and fair values, and the contractual maturities. The amortized cost and fair value of the securities portfolio at December 31, 2000, is presented in the table below. Qualified tax-exempt debt securities, primarily obligations of state and political subdivisions, were $84.1 million at December 31, 2002, or 16.2% of total securities, compared to $70.2 million, or 17.2% of total securities at December 31, 2001. Mortgage-backed securities, consisting mainly of securities issued by U.S. government agencies, totaled $264.3 million at December 31, 2002, compared to $185.9 million at December 31, 2001.

                                                            Available-for-Sale Securities
--------------------------------------------------------------------------------------------------
                                                                   Gross        Gross
                                                  Amortized   Unrealized   Unrealized         Fair
December 31, 2000 (in thousands)                       Cost        Gains       Losses        Value
--------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of
  U.S. Government agencies                         $160,470     $    103     $    503     $160,070
Obligations of states and political subdivisions     46,432          696          190       46,938
Mortgage-backed securities                           84,342          340          376       84,306
U.S corporate securities                              4,489            4           25        4,468
--------------------------------------------------------------------------------------------------
Total debt securities                               295,733        1,143        1,094      295,782
Equity securities                                     8,640            0           64        8,576
--------------------------------------------------------------------------------------------------
Total available-for-sale securities                $304,373     $  1,143     $  1,158     $304,358
==================================================================================================

Available-for-sale securities include $7,089,000 in nonmarketable equity securities, which are carried at cost since fair values are not readily determinable. This figure includes $6,270,000 of Federal Home Loan Bank Stock. Substantially all of the above mortgage-backed securities are direct pass through securities issued or backed by Federal agencies.

                                                             Held-to-Maturity Securities
--------------------------------------------------------------------------------------------------
                                                                   Gross        Gross
                                                  Amortized   Unrealized   Unrealized         Fair
December 31, 2000 (in thousands)                       Cost        Gains       Losses        Value
--------------------------------------------------------------------------------------------------
Obligations of states and political subdivisions   $ 25,863     $    284     $      0     $ 26,147
--------------------------------------------------------------------------------------------------
Total held-to-maturity debt securities             $ 25,863     $    284     $      0     $ 26,147
==================================================================================================


Management's policy is to purchase investment grade securities that, on average, have relatively short expected durations. This policy helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital. A large percentage of securities are direct obligations of the Federal government and its agencies. Expected maturities will differ from contractual maturities presented in Table 4 because issuers may have the right to call or prepay obligations with or without penalty and mortgage-backed securities will pay throughout the periods prior to contractual maturity. The contractual maturity distribution of debt securities and mortgage-backed securities as of December 31, 2002, along with the weighted average yield of each category, is presented in Table 4. Balances are shown at amortized cost.

Table 4 - Maturity Distribution

                                                          As of December 31, 2002
------------------------------------------------------------------------------------------------
                                                  Securities                   Securities
                                             Available-for-Sale *           Held-to-Maturity
------------------------------------------------------------------------------------------------
(dollar amounts in thousands)                Amount     Yield (FTE)       Amount     Yield (FTE)
------------------------------------------------------------------------------------------------
U.S. Treasuries and Agencies
  Within 1 year                            $  8,974           2.53%     $      0           0.00%
  Over 1 to 5 years                          58,560           4.03%            0           0.00%
  Over 5 to 10 years                         65,837           5.45%            0           0.00%
  Over 10 years                              25,876           3.50%            0           0.00%
------------------------------------------------------------------------------------------------
                                           $159,247           4.45%     $      0           0.00%
------------------------------------------------------------------------------------------------

State and political subdivisions
  Within 1 year                            $  6,440           5.22%     $  9,290           3.93%
  Over 1 to 5 years                          18,036           6.09%        8,163           6.19%
  Over 5 to 10 years                         13,875           6.57%       12,720           6.04%
  Over 10 years                               6,997           6.20%        8,549           6.53%
------------------------------------------------------------------------------------------------
                                           $ 45,348           6.13%     $ 38,722           5.67%
------------------------------------------------------------------------------------------------

Mortgage-backed securities
  Within 1 year                            $    341           6.96%     $      0           0.00%
  Over 1 to 5 years                          15,555           3.32%            0           0.00%
  Over 5 to 10 years                         39,186           5.25%            0           0.00%
  Over 10 years                             209,194           5.02%            0           0.00%
------------------------------------------------------------------------------------------------
                                           $264,276           4.96%     $      0           0.00%
------------------------------------------------------------------------------------------------

Other Securities
  Within 1 year                            $      0           0.00%     $      0           0.00%
  Over 1 to 5 years                               0           0.00%            0           0.00%
  Over 5 to 10 years                              0           0.00%            0           0.00%
  Over 10 years                               3,034           5.31%            0           0.00%
  No fixed maturity                           9,213           2.60%            0           0.00%
------------------------------------------------------------------------------------------------
                                           $ 12,247           3.27%     $      0           0.00%
------------------------------------------------------------------------------------------------

Total Securities
  Within 1 year                            $ 15,755           3.72%     $  9,290           3.93%
  Over 1 to 5 years                          92,151           4.32%        8,163           6.19%
  Over 5 to 10 years                        118,898           5.52%       12,720           6.04%
  Over 10 years                             245,101           4.90%        8,549           6.53%
  No fixed maturity                           9,213           2.60%            0           0.00%
------------------------------------------------------------------------------------------------
                                           $481,118           4.86%     $ 38,722           5.67%
================================================================================================

* Balances of available-for-sale securities are shown at amortized cost.

Loans/Leases

Total loans and leases, net of unearned income and net deferred loan fees and costs, grew 11.9%, to $995.3 million at December 31, 2002 from $889.8 million at December 31, 2001. Table 5 details the composition and volume changes in the loan/lease portfolio over the past five years.

Table 5 - Loan/Lease Classification Summary

(in thousands)                                         2002        2001        2000        1999        1998
-----------------------------------------------------------------------------------------------------------
Residential real estate                            $391,120    $327,987    $344,715    $312,506    $232,167
Commercial real estate                              196,517     168,452     152,218     141,903     105,222
Real estate construction                             26,110      25,112      18,746      19,046       9,064
Commercial                                          256,010     237,483     202,956     166,263     154,085
Consumer and other                                  103,853     111,880     110,126      99,206      78,018
Leases                                               25,511      21,787      19,565      18,850      15,691

-----------------------------------------------------------------------------------------------------------
Total loans and leases                              999,121     892,701     848,326     757,774     594,247
Less: unearned income and related deferred costs
  and fees                                           (3,775)     (2,859)     (2,568)     (2,392)     (2,054)
-----------------------------------------------------------------------------------------------------------
Total loans and leases, net of unearned income
  and deferred costs and fees                      $995,346    $889,842    $845,758    $755,382    $592,193
-----------------------------------------------------------------------------------------------------------

Residential real estate loans increased by $63.1 million or 19.3% in 2002, from $328.0 million to $391.1 million, and comprised 39.2% of total loans and leases at December 31, 2002. A low interest rate environment coupled with new branch offices contributed to the growth in the residential portfolio. The growth in residential loans is net of $28.8 million of loan sales to Federal agencies. The compounded annual growth rate in residential loans for the five years ended December 31, 2002 is 13.4%.

When residential mortgage loans are sold or securitized, the Company typically retains all servicing which provides a source of fee income. Residential mortgage loans serviced for others totaled $110.2 million at December 31, 2002, compared to $113.6 million at December 31, 2001. Capitalized mortgage servicing rights totaled $706,000 at December 31, 2002, and $663,000 at December 31, 2001, and are reported as intangible assets on the consolidated statements of condition.

Commercial real estate loans increased by $28.0 million or 16.7% in 2002 over 2001, from $168.5 million to $196.5 million. Commercial real estate loans of $196.5 million represented 19.7% of total loans and leases at December 31, 2002. Commercial loans totaled $256.0 million at December 31, 2002, an increase of 7.8% over $237.5 million at December 31, 2001. Growth in commercial lending reflects an increased emphasis in commercial lending. Management believes that the Company's community banking strategy can provide value to small business customers, while commercial lending products are typically attractive to the Company from a yield and interest rate risk perspective.

The consumer loan portfolio includes personal installment loans, indirect automobile financing, credit card loans, and overdraft lines of credit. The Company faces significant competition from local and national lenders for consumer lending products. Consumer and other loans were $103.9 million at December 31, 2002, down from $111.9 million at December 31, 2001.

The lease portfolio increased by 17.1% to $25.5 million at December 31, 2002 from $21.8 million at December 31, 2001. The lease portfolio has traditionally consisted of leases on vehicles for consumers and small businesses. Competition for automobile financing has led to a decline in the consumer lease portfolio over the past several years. In response to the decline in consumer leasing, management increased its marketing efforts relating to other leasing opportunities, including commercial leasing and municipal leasing, which have been the primary sources of growth in the lease portfolio. As of December 31, 2002, commercial leases and municipal leases represented 90.8% of total leases, while consumer leases made up the remaining 9.2%. As of December 31, 2001, commercial leases and municipal leases represented 81.3% of total leases, while consumer leases made up the remaining 18.7%.

The Company's loan/lease customers are located primarily in the upstate New York communities served by its three subsidiary banks. The Trust Company operates fourteen banking offices in the counties of Tompkins, Cortland, and Schuyler. The Bank of Castile operates thirteen banking offices in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. Mahopac National Bank is located in Putnam County, and operates four banking offices in that county and two full service offices in neighboring Dutchess County. The Dutchess County offices opened in 2002 and 2001. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower. Further information on the Company's lending activities, including related party transactions, is included in Note 5 to the consolidated financial statements included in Item 8 below.

The Reserve for Loan/Lease Losses

Management reviews the adequacy of the reserve for loan/lease losses (reserve) on a regular basis. Management considers the accounting policy relating to the reserve to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the reserve required to cover credit losses in the portfolio and the material effect that assumption could have on the results of operations. Factors considered in determining the adequacy of the reserve and the related provision include: management's approach to granting new credit; the ongoing monitoring of existing credits by the internal and external loan review functions; the growth and composition of the loan/lease portfolio; comments received during the course of independent examinations; current local economic conditions; past due and nonperforming loan statistics; the estimated values of collateral; and a historical review of loan/lease loss experience. Based upon consideration of the above factors, management believes that the reserve is adequate to provide for the risk of loss inherent in the current loan/lease portfolio.


Management uses a model to measure some of these factors and the resulting quantitative analysis, combined with qualitative assessments, comprise the basis on which the adequacy of the reserve is determined. The $998,000 increase in the reserve between December 31, 2001 and December 31, 2002 resulted from the provision for loan/lease losses exceeding the net loan losses for the year. The allocation of the Company's reserve as of December 31, 2002, and each of the previous four year ends is illustrated in Table 6.


Table 6 - Allocation of the Reserve for Loan/Lease Losses

                                                                             December 31
(dollar amounts in thousands)                             2002        2001        2000        1999        1998
---------------------------------------------------------------------------------------------------------------
Total loans outstanding at end of year                $995,346    $889,842    $845,758    $755,382    $592,193
---------------------------------------------------------------------------------------------------------------
ALLOCATION OF THE RESERVE BY
   LOAN TYPE:
Commercial                                            $  4,349    $  3,011    $  2,526    $  3,281    $  1,906
Real estate                                              2,809       2,755       2,210       1,964       1,384
Consumer and all other                                   2,912       2,976       2,771       3,202       2,935
Unallocated                                              1,634       1,964       2,317         781       1,180
---------------------------------------------------------------------------------------------------------------
Total                                                 $ 11,704    $ 10,706    $  9,824    $  9,228    $  7,405
---------------------------------------------------------------------------------------------------------------
ALLOCATION OF THE RESERVE AS
   A PERCENTAGE OF TOTAL RESERVE:
Commercial                                                  37%         28%         26%         36%         26%
Real estate                                                 24%         26%         22%         21%         19%
Consumer and all other                                      25%         28%         28%         35%         40%
Unallocated                                                 14%         18%         24%          8%         15%
---------------------------------------------------------------------------------------------------------------
Total                                                      100%        100%        100%        100%        100%
---------------------------------------------------------------------------------------------------------------
LOAN/LEASE TYPES AS A PERCENTAGE
   OF TOTAL LOANS/LEASES:
Commercial                                                  26%         26%         24%         22%         26%
Real estate                                                 62%         59%         61%         62%         59%
Consumer and all other                                      12%         15%         15%         16%         15%
---------------------------------------------------------------------------------------------------------------
Total                                                      100%        100%        100%        100%        100%
---------------------------------------------------------------------------------------------------------------
Loans 90 days past due and accruing                   $    368    $  1,612    $    226    $    168    $    507
Nonaccrual loans                                         6,977       5,736       4,134       3,698       1,611
Troubled debt restructurings not included above            179         185         389         400         471
---------------------------------------------------------------------------------------------------------------
Total nonperforming loans/leases                         7,524       7,533       4,749       4,266       2,589
---------------------------------------------------------------------------------------------------------------
Other real estate owned                                    279          43         175         214         235
---------------------------------------------------------------------------------------------------------------
Total nonperforming assets                            $  7,803    $  7,576    $  4,924    $  4,480    $  2,824
---------------------------------------------------------------------------------------------------------------
Reserve as a percentage of loans/leases outstanding       1.18%       1.20%       1.16%       1.22%       1.25%
---------------------------------------------------------------------------------------------------------------
Reserve as a percentage of nonperforming
   loans/leases                                         155.56%     142.12%     206.87%     216.32%     286.02%
===============================================================================================================

The reserve represented 1.18% of total loans/leases outstanding at December 31, 2002, down slightly from 1.20% at December 31, 2001. The reserve coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) improved to 1.56 times at December 31, 2002, compared to 1.46 times at December 31, 2001. Management is committed to early recognition of loan problems and to maintaining an adequate reserve. The above allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the reserve to each category does not restrict the use of the reserve to absorb losses in any category. The Company's historical loss experience is detailed in Table 7.

Table 7 - Analysis of the Reserve for Loan/Lease Losses

                                                                    December 31
(dollar amounts in thousands)                    2002        2001        2000        1999        1998
------------------------------------------------------------------------------------------------------
Average loans outstanding during year        $928,383    $852,775    $797,205    $674,748    $559,158
Balance of reserve at beginning of year        10,706       9,824       9,228       7,405       7,007
Reserve related to purchase acquisition           N/A         N/A         N/A       1,511         N/A

LOANS CHARGED-OFF, DOMESTIC:
    Commercial, financial, agricultural           335         371         130         241         326
    Real estate - mortgage                         41          44         108         105         509
    Installment loans to individuals              940         843         677         647         674
    Lease financing                               133          28           8           1          10
    Other loans                                   272         108         106         114          70
------------------------------------------------------------------------------------------------------
Total loans charged-off, domestic            $  1,721    $  1,394    $  1,029    $  1,108    $  1,589
------------------------------------------------------------------------------------------------------

RECOVERIES OF LOANS PREVIOUSLY
  CHARGED-OFF, DOMESTIC:
    Commercial, financial, agricultural            91         360          28          62          69
    Real estate - mortgage                         15          16          31          49           4
    Installment loans to individuals              320         259         317         343         349
    Lease financing                                22           1           2           0           5
    Other loans                                    36          34          31          22          21
------------------------------------------------------------------------------------------------------
Total loans recovered, domestic              $    484    $    670    $    409    $    476    $    448
------------------------------------------------------------------------------------------------------
Net loans charged-off                           1,237         724         620         632       1,141
Additions to reserve charged to operations      2,235       1,606       1,216         944       1,539
------------------------------------------------------------------------------------------------------
Balance of reserve at end of year            $ 11,704    $ 10,706    $  9,824    $  9,228    $  7,405
------------------------------------------------------------------------------------------------------
Net charge-offs as a percentage of average
  loans/leases outstanding during the year       0.13%       0.08%       0.08%       0.09%       0.20%
======================================================================================================

Potential problem loans/leases are loans/leases that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans/leases as nonperforming at sometime in the future. Management considers loans/leases classified as Substandard, which continue to accrue interest, to be potential problem loans/leases. At December 31, 2002, the Company, through its internal loan review function has identified 27 commercial relationships totaling $6.9 million, which it has classified as Substandard, which continue to accrue interest. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in aggregate, give management reason to believe that the current risk exposure on these loans is not significant. Approximately $1.2 million of these loans are backed by guarantees of U.S. government agencies. While in a performing status as of December 31, 2002, these loans exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.

Deposits and Other Liabilities

Total deposits of $1.3 billion at December 31, 2002, reflected an increase of $252.8 million over total deposits at December 31, 2001. Deposit growth consisted primarily of core deposits, which increased by $135.6 million, while time deposits of $100,000 or more decreased by $41.6 million. Core deposit growth was fairly strong at all of the Company's subsidiary banks and included growth in mature offices as well as newer offices. Offices opened after January 1, 2001, contributed $35.8 million to the growth in 2002, while the remaining $217.0 million of growth was in offices opened prior to January 1, 2001.

The Company's liability for securities sold under agreements to repurchase ("repurchase agreements") amounted to $77.8 million at December 31, 2002, representing a $31.8 million decrease over December 31, 2001. The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $42.8 million at December 31, 2002, and $61.5 million at December 31, 2001. Management generally views local repurchase agreements as an alternative to large time deposits. The Company's wholesale repurchase agreements are with the Federal Home Loan Bank (FHLB) and amounted to $35.0 million at December 31, 2002 and $40.0 million at December 31, 2001.

The Company's other borrowings represent amounts owed to the FHLB. During 2002, the Company increased its other borrowings from the FHLB by $6.3 million, to $81.7 million. Borrowings with the FHLB outstanding at December 31, 2002, included $5.4 million due in one year or less, and $76.3 million due in more than one year. The weighted average interest rate on other borrowings due in more than one year was 5.11% at December 31, 2002.


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

Core deposits remain the key funding source, representing 77.3% of total deposits, and 68.3% of total liabilities at December 31, 2002. Non-core funding sources (time deposits of $100,000 or more, brokered time deposits, municipal money market accounts repurchase agreements, and other borrowings) increased as a percentage of total liabilities from 28.9% at December 31, 2001, to 30.6% at December 31, 2002. Short-term investments, consisting of securities with maturities of one year or less increased from $23.7 million at December 31, 2001, to $24.8 million at December 31, 2002.

Non-core funding sources may require securities to be pledged against the underlying liability. At December 31, 2002, securities pledged to secure certain large deposits, repurchase agreements, and other borrowings amounted to $382.4 million, compared to $299.0 million at December 31, 2001. Total securities pledged for deposits and repurchase agreements represented 71.8% of total securities at December 31, 2002, compared to 72.3% of total securities at December 31, 2001.

The Company's liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, negotiable certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At December 31, 2002, the unused borrowing capacity on established lines with the FHLB was $142.7 million. As members of the FHLB, the Company's subsidiary banks can use unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At December 31, 2002, total unencumbered residential real estate assets were $206.2 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, increased from $188.5 million at December 31, 2001, to $272.0 million at December 31, 2002. Using current prepayment assumptions, cash flow from the investment portfolio is estimated to be approximately $196.4 million in 2003. Investments in residential mortgage loans, consumer loans, and leases totaled approximately $520.3 million at December 31, 2002. Aggregate amortization from monthly payments on these loan assets provides significant additional cash flow to the Company. Table 8 details total scheduled maturities of selected loan categories.

Table 8 - Loan Maturity

Remaining maturity of selected loans                     At December 31, 2002
(dollar amounts in thousands)             Total   Within 1 year       1-5 years   After 5 years
-----------------------------------------------------------------------------------------------
Commercial real estate                 $196,517        $  7,478        $ 12,500        $176,539
Real estate construction                 26,110           9,279             596          16,235
Commercial                              256,010          86,023          48,271         121,716
-----------------------------------------------------------------------------------------------
Total                                  $478,637        $102,780        $ 61,367        $314,490
===============================================================================================

In the normal course of business the Company is party to certain financial instruments with off-balance-sheet risk such as commitments under stand-by letters of credit, unused portions of lines of credit, and commitments to fund new loans. The Company's policy is to record such instruments when funded. Further information on the Company's commitments and contingent liabilities is provided in Note 14 to the consolidated financial statements set forth in Item 8 below.


RECENT ACCOUNTING STANDARDS

ACCOUNTING FOR BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS:
The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized prior to the adoption of SFAS No. 142. Upon adoption of SFAS No. 142, SFAS No. 141, Business Combinations, required the company to evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Under SFAS No. 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible assets was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption based upon criteria contained in SFAS No. 142. Any transitional impairment loss was to be recognized as a cumulative effect of a change in accounting principle in the Company's consolidated statement of income. The Company has performed an impairment evaluation and based upon this analysis, no transitional impairment loss is required as a result of adopting SFAS 142.

Prior to October 1, 2002, the FASB required unidentifiable intangible assets acquired in the acquisition of a bank or thrift (including acquisitions of branches), where the fair value of the liabilities assumed exceeds the fair value of the assets acquired, to be accounted for under SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. Under SFAS No. 72, all intangible assets associated with branch acquisitions recorded on the Company's consolidated statement of condition as of December 31, 2001, continued to be amortized through September 30, 2002. In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 amends SFAS No. 72 and SFAS No. 144 and FASB Interpretation No. 9, Applying APB Opinions Nos. 16 and 17 When a Savings and Loan Association of a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method. SFAS No. 147 is effective on October 1, 2002 and requires that unidentifiable intangible assets related to branch acquisitions no longer be amortized as of the adoption date for SFAS No. 142, and that the unidentified intangible assets be evaluated annually for impairment in accordance with SFAS No. 142.

SFAS No. 147 also amends the provisions of SFAS No. 144 to apply to long-term customer relationship intangible assets recognized in the acquisition of a financial institution. Accordingly, effective October 1, 2002, the Company will evaluate its core deposit intangible assets for impairment in accordance with the provisions of SFAS No. 144. The adoption of SFAS No. 147 did not have a material effect on the consolidated statements of condition or consolidated statements of income.

ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's consolidated financial statements.

ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS: In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The adoption of SFAS No. 144 on January 1, 2002, did not have a material impact on the Company's financial condition or results of operations.

RESCISSION OF FASB STATEMENTS NO. 4, 44, and 64, AMENDMENT OF FASB NO. 13, AND TECHNICAL CORRECTIONS: In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's financial statements.

ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES: In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial statements.

ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, AN AMENDMENT OF SFAS NO. 123: In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-transition and Disclosure, an Amendment of SFAS No.
123. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financials statements.

GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS TO OTHERS: In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and are included in these consolidated financial statements.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES: In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The Company did not have any disclosures required in these consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

MARKET RISK

The Company's primary market risk exposure relates to sensitivity to interest rate changes. Interest rate sensitivity refers to the volatility in earnings resulting from changes in interest rates. Each quarter, or more frequently if necessary, the Asset/Liability Management Committees estimate the earnings impact of changes in interest rates. The findings of the committees are incorporated into investment and funding decisions, and in the business planning process.

Table 9 is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of December 31, 2002. The analysis reflects a relatively balanced position with some short-term sensitivity to rising interest rates in the 0-3 month repricing interval followed by longer-term asset sensitivity in the 3-12 month repricing intervals. This analysis suggests that the Company's net interest income is more vulnerable to a sustained low interest rate environment than it is to rising interest rates.

Table 9 - Interest Rate Risk Analysis

Condensed Static Gap - December 31, 2002                                   Repricing Interval

                                                                                                           Cumulative
(dollar amounts in thousands)                           Total   0-3 months     3-6 months   6-12 months     12 months
----------------------------------------------------------------------------------------------------------------------
Interest-earning assets*                           $1,525,586   $  465,991     $  127,412    $  175,776    $  769,179
Interest-bearing liabilities                        1,250,129      538,674         93,377       118,781       750,832
----------------------------------------------------------------------------------------------------------------------
Net gap position                                                   (72,683)        34,035        56,995        18,347
----------------------------------------------------------------------------------------------------------------------
Net gap position as a percentage of total assets                     (4.35%)         2.04%         3.41%         1.10%
======================================================================================================================

* Balances of available-for-sale securities are shown at amortized cost.

The Company's Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 200 basis point change in rates. Based upon the simulation analysis performed as of December 31, 2002, a 200 basis point upward shift in interest rates over a one-year time frame would result in a one-year decline from the base case scenario, which assumes interest rates remain at current levels, of approximately 0.86% in net interest income, and management takes no action to address balance sheet mismatches. The same simulation indicates that a 100 basis point decline in interest rates over a one-year period would result in a decrease in net interest income of 1.23%, when compared to the base case.

Although the simulation model suggests relatively modest exposure to changes in interest rates, the base case scenario (which assumes interest rates remain at current levels) indicates a downward trending net interest margin due to more assets repricing in the current low rate environment than liabilities. Given the expectation of a lower net interest margin in 2003, maintaining net interest income in 2003 at the amount realized in 2002 will depend upon continued growth in earnings assets. The simulation model is useful in identifying potential exposure to interest rate movements; however, management feels that certain actions could be taken to offset some of the negative effects of unfavorable movements in interest rates.

Additional information regarding market risk of the Company's financial instruments at December 31, 2002 is provided in Table 10.

Table 10 - Repricing Intervals of Selected Financial Instruments

                                                                                           Greater
(dollar amounts in thousands)            0-1 year   1-2 years   2-3 years   3-5 years   than 5 years       Total  Fair Value
----------------------------------------------------------------------------------------------------------------------------
Financial Assets:
Available-for-sale securities            $239,841    $104,421    $ 42,329    $ 50,343       $ 56,846    $493,780    $493,780
    Average interest rate*                   4.60%       5.26%       5.03%       4.98%          4.90%       4.85%
Held-to-maturity securities                10,156       5,356       1,574       3,742         17,894      38,722      40,260
    Average interest rate*                   3.82%       4.93%       4.94%       4.78%          4.44%       4.40%
Loans/leases                              486,023     155,432     111,765     142,348         99,778     995,346     999,649
    Average interest rate*                   6.28%       7.48%       7.40%       7.19%          6.90%       6.78%

Financial Liabilities:
Time deposits                            $283,309    $ 58,710    $ 15,021    $ 21,921       $    642    $379,603    $384,903
    Average interest rate                    2.74%       3.76%       4.14%       4.72%          3.33%       3.05%
Federal funds sold and securities sold
  under agreements to repurchase           42,843      24,200         800       5,000          5,000      77,843      77,878
    Average interest rate                    2.26%       4.49%       2.38%       4.27%          4.03%       3.24%
Other borrowings                            5,379      16,392      10,928       8,400         40,831      81,930      82,466
    Average interest rate                    4.04%       4.80%       5.67%       4.17%          4.86%       5.03%
============================================================================================================================

* Interest rate on tax-exempt obligations is shown before tax-equivalent adjustments.

                      [This Page Intentionally Left Blank]

Item 8.  Financial Statements and Supplementary Data

Consolidated Statements of Condition
                                                                                                                  As of December 31
(in thousands except share and per share data)                                                                  2002           2001
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and non-interest bearing balances due from banks                                                    $    53,898    $    43,946
Interest bearing balances due from banks                                                                      10,000             21
Federal funds sold                                                                                               400            150
Available-for-sale securities, at fair value                                                                 493,780        386,369
Held-to-maturity securities, fair value of $40,260 at
   December 31, 2002, and $27,255 at December 31, 2001                                                        38,722         26,846
Loans and leases, net of unearned income and deferred costs and fees                                         995,346        889,842
Less reserve for loan/lease losses                                                                            11,704         10,706
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   Net Loans/Leases          983,642        879,136

Bank premises and equipment, net                                                                              27,111         25,034
Corporate owned life insurance                                                                                21,382         20,451
Intangible assets                                                                                             14,106         14,072
Accrued interest and other assets                                                                             27,162         24,670
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       Total Assets      $ 1,670,203    $ 1,420,695

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES,
   AND SHAREHOLDERS' EQUITY

Deposits:
  Interest-bearing:
    Checking, savings, and money market                                                                  $   710,753    $   457,427
    Time                                                                                                     379,603        404,532
  Noninterest-bearing                                                                                        249,929        225,499
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     Total Deposits        1,340,285      1,087,458

Federal funds purchased and securities sold under agreements to repurchase                                    77,843        109,669
Other borrowings                                                                                              81,930         75,581
Other liabilities                                                                                             18,059         15,423
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  Total Liabilities        1,518,117      1,288,131
-----------------------------------------------------------------------------------------------------------------------------------

Minority interest in consolidated subsidiaries                                                                 1,489          1,492

Shareholders' equity:
  Common stock - par value $0.10 per share:  Authorized 15,000,000 shares;
    Issued 7,465,286 shares at December 31, 2002, and 7,442,177 shares at December 31, 2001                      747            744
  Surplus                                                                                                     45,997         45,456
  Undivided profits                                                                                           96,722         82,385
  Accumulated other comprehensive income                                                                       7,597          3,039
  Treasury stock at cost: 24,529 shares at December 31, 2002, and December 31, 2001                             (466)          (466)
  Unallocated ESOP:  10,170 shares at December 31, 2001                                                            0            (86)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         Total Shareholders' Equity          150,597        131,072
-----------------------------------------------------------------------------------------------------------------------------------
                                 Total Liabilities, Minority Interest in Consolidated Subsidiaries,
                                                                           and Shareholders' Equity      $ 1,670,203    $ 1,420,695
===================================================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Income
                                                                                                     Year ended December 31
(in thousands except per share data)                                                           2002            2001            2000
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME

Loans                                                                                       $68,383         $71,592         $70,587
Interest on balances due from banks                                                              37               3               0
Federal funds sold                                                                              207             487             726
Available-for-sale securities                                                                23,862          20,861          19,216
Held-to-maturity securities                                                                   1,470           1,215           1,489
-----------------------------------------------------------------------------------------------------------------------------------
                                                 Total Interest and Dividend Income          93,959          94,158          92,018
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE

Deposits:
  Time certificates of deposit of $100,000 or more                                            3,233           7,970          10,205
  Other deposits                                                                             18,934          20,458          22,288
Federal funds purchased and securities sold under agreements to repurchase                    2,448           3,453           3,996
Other borrowings                                                                              4,203           4,294           3,587
-----------------------------------------------------------------------------------------------------------------------------------
                                                             Total Interest Expense          28,818          36,175          40,076
-----------------------------------------------------------------------------------------------------------------------------------
                                                                Net Interest Income          65,141          57,983          51,942
                                               Less Provision for Loan/Lease Losses           2,235           1,606           1,216
                          Net Interest Income After Provision for Loan/Lease Losses          62,906          56,377          50,726
-----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME

Trust and investment services income                                                          4,174           4,646           4,586
Service charges on deposit accounts                                                           6,324           4,676           3,739
Insurance commissions and fees                                                                4,900           4,225               0
Other service charges                                                                         5,029           4,259           3,812
Increase in cash surrender value of corporate owned life insurance                            1,383           1,068             956
Other operating income                                                                        1,531             924             882
Gain on sale of available-for-sale securities                                                   363              66             450
-----------------------------------------------------------------------------------------------------------------------------------
                                                           Total Noninterest Income          23,704          19,864          14,425
-----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES

Salaries and wages                                                                           22,692          20,338          17,354
Pension and other employee benefits                                                           6,827           5,004           4,112
Net occupancy expense of bank premises                                                        3,021           2,787           2,439
Net furniture and fixture expense                                                             3,320           3,042           2,582
Amortization of intangible assets                                                               867           1,680           1,135
Other operating expenses                                                                     15,543          13,210          11,197
-----------------------------------------------------------------------------------------------------------------------------------
                                                         Total Noninterest Expenses          52,270          46,061          38,819
-----------------------------------------------------------------------------------------------------------------------------------
                                      Income Before Income Tax Expense and Minority
                                              Interest in Consolidated Subsidiaries          34,340          30,180          26,332
Minority interest in consolidated subsidiaries                                                  134             134             568
                                                                 Income Tax Expense          11,292          10,419           8,252
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         Net Income         $22,914         $19,627         $17,512
-----------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                                      $3.09           $2.65           $2.47
Diluted earnings per share                                                                    $3.03           $2.62           $2.45
===================================================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
                                                                                                      Year ended December 31
(in thousands)                                                                                 2002            2001            2000
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net income                                                                                  $22,914         $19,627         $17,512
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan/lease losses                                                             2,235           1,606           1,216
  Depreciation and amortization premises, equipment, and software                             2,945           2,770           2,461
  Amortization of intangible assets                                                             867           1,680           1,135
  Earnings from corporate owned life insurance, net                                          (1,340)           (985)           (956)
  Net amortization on securities                                                              2,008             431              17
  Deferred income tax benefit                                                                  (630)           (332)           (599)
  Net gain on sale of securities                                                               (363)            (66)           (450)
  Net gain on sale of loans                                                                    (671)           (560)            (74)
  Proceeds from sale of loans                                                                29,464          28,125           8,336
  Loans originated for sale                                                                 (32,771)        (28,356)         (8,262)
  Net (gain) loss on sale of bank premises                                                      (19)            (32)              3
  Treasury stock issued                                                                           0              10              75
  ISOP/ESOP shares released or committed to be released for allocation                          414             744             159
  Decrease (increase) in interest receivable                                                    212             943          (1,419)
  (Decrease) increase in interest payable                                                    (1,200)         (1,655)           1,271
  Other, net                                                                                 (1,573)         (4,541)           (268)
-----------------------------------------------------------------------------------------------------------------------------------
                                          Net Cash Provided by Operating Activities          22,492          19,409          20,157
-----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES

  Proceeds from maturities of available-for-sale securities                                 237,856         206,590          39,768
  Proceeds from sales of available-for-sale securities                                       25,611           1,497           9,393
  Proceeds from maturities of held-to-maturity securities                                    10,083           9,191          10,750
  Purchases of available-for-sale securities                                               (364,819)       (244,016)        (50,955)
  Purchases of held-to-maturity securities                                                  (21,989)        (10,194)         (5,674)
  Net increase in loans/leases                                                             (102,763)        (85,458)        (90,996)
  Proceeds from sales of bank premises and equipment                                             82             234              33
  Purchase of bank premises and equipment                                                    (4,928)         (3,738)         (5,547)
  Redemption (purchase) of corporate owned life insurance                                       409            (885)         (4,358)
  Net cash used in acquisitions                                                                 (21)         (1,058)              0
-----------------------------------------------------------------------------------------------------------------------------------
                                              Net Cash Used in Investing Activities        (220,479)       (127,837)        (97,586)
-----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES

  Net increase in demand deposits, money market accounts, and savings accounts              277,756          68,280          16,778
  Net (decrease) increase in time deposits                                                  (24,929)        (15,723)         43,884
  Net (decrease) increase in securities sold under agreements to repurchase and
    Federal funds purchased                                                                 (31,826)         37,438          14,385
  Increase in other borrowings                                                               16,093          49,027          80,040
  Repayment of other borrowings                                                              (9,744)        (41,031)        (54,795)
  Cash dividends                                                                             (8,577)         (8,136)         (7,696)
  Repurchase of common stock                                                                 (1,353)         (3,408)         (4,870)
  Net proceeds from exercise of stock options, warrants, and related tax benefit                748             734             288
  Cash paid in lieu of fractional Letchworth common shares                                        0               0              (9)
-----------------------------------------------------------------------------------------------------------------------------------
                                          Net Cash Provided by Financing Activities         218,168          87,181          88,005
-----------------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and cash equivalents                                       20,181         (21,247)         10,576
-----------------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at beginning of year                                             44,117          65,364          54,788
-----------------------------------------------------------------------------------------------------------------------------------
                                           Cash and Cash Equivalents at End of Year         $64,298         $44,117         $65,364
===================================================================================================================================

SUPPLEMENTAL INFORMATION:

  Cash paid during the year for:
    Interest                                                                                $30,018         $37,830         $38,805
    Income taxes                                                                            $10,728         $11,017          $9,307
  Non-cash investing and financing activities:
    Fair value of non-cash assets acquired in purchase acquisition                          $     0         $ 1,504         $60,034
    Fair value of liabilities assumed in purchase acquisitions                              $     0         $ 1,449         $55,469
    Fair value of shares issued for acquisitions                                            $   821         $ 3,458         $ 8,176
    Securitization of loans                                                                 $     0         $41,440         $     0

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   Accumulated
                                                                                      Other
(in thousands except share and per share data)    Common             Undivided    Comprehensive  Treasury   Unallocated
data)                                              Stock    Surplus    Profits    (Loss) Income    Stock        ESOP         Total
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999                    $    710  $ 40,548   $ 61,078       $ (4,745)  $   (525)    $   (442)     $ 96,624
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
    Net income                                                          17,512                                               17,512
    Other comprehensive income                                                          4,736                                 4,736
                                                                                                                           --------
                   Total Comprehensive Income                                                                                22,248
                                                                                                                           --------

Cash paid in lieu of fractional Letchworth
    common shares                                                (9)                                                             (9)

Cash dividends ($1.08 per share)                                        (7,696)                                              (7,696)
Exercise of stock options, and related tax
    benefit (16,208 shares, net)                        2       286                                                             288
Treasury stock issued (2,777 shares)                             23                                   52                         75
Common stock repurchased and returned to
    unissued status (185,696 shares)                  (19)   (4,851)                                                         (4,870)
ESOP shares released or committed to
    be released for allocation (5,376 shares)                    50                                               109           159
Shares issued for purchase acquisition
    (415,000 shares)                                   41     8,135                                                           8,176
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000                    $    734  $ 44,182   $ 70,894       $     (9)  $   (473)    $   (333)     $114,995
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
    Net income                                                          19,627                                               19,627
    Other comprehensive income                                                          3,048                                 3,048
                                                                                                                           --------
                   Total Comprehensive Income                                                                                22,675
                                                                                                                           --------
Cash dividends ($1.10 per share)                                        (8,136)                                              (8,136)
Exercise of stock options, and related tax
    benefit (48,177 shares, net)                        5       729                                                             734
Treasury stock issued (357 shares)                                3                                    7                         10
Common stock repurchased and returned to
    unissued status (115,079 shares)                  (11)   (3,397)                                                         (3,408)
ESOP shares released or committed to be
    released for allocation (22,091 shares)                     497                                               247           744
Shares issued for purchase acquisition
    (164,266 shares)                                   16     3,442                                                           3,458
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2001                    $    744  $ 45,456   $ 82,385       $  3,039   $   (466)    $    (86)     $131,072
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
    Net income                                                          22,914                                               22,914
    Other comprehensive income                                                          4,558                                 4,558
                                                                                                                           --------
                   Total Comprehensive Income                                                                                27,472
                                                                                                                           --------
Cash dividends ($1.16 per share)                                        (8,577)                                              (8,577)
Exercise of stock options and related tax
    benefit (37,070 shares, net)                        4       744                                                             748
Common stock repurchased and returned to
    unissued status (34,840 shares)                    (3)   (1,350)                                                         (1,353)
ESOP shares released or committed to be
    released for allocation (10,170 shares)                     328                                                86           414
Shares issued for purchase acquisition
    (20,879 shares)                                     2       819                                                             821
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2002                    $    747  $ 45,997   $ 96,722       $  7,597   $   (466)    $      0      $150,597
===================================================================================================================================

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclose contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the reserve for loan/lease losses, valuation of intangible assets, deferred income tax assets, and obligations related to employee benefits. Amounts in the prior years' consolidated financial statements are reclassified when necessary to conform to the current year's presentation.

CASH EQUIVALENTS: Cash equivalents in the consolidated statements of cash flows include cash and noninterest-bearing balances due from banks, interest-bearing balances due from banks, and Federal funds sold.

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

LOANS AND LEASES: Loans are reported at their principal outstanding balance, net of deferred loan origination fees and costs, and unearned income. The Company has the ability and intent to hold its loans for the foreseeable future, except for certain residential real estate loans held-for-sale. The Company provides motor vehicle and equipment financing to its customers through direct financing leases. These leases are carried at the aggregate of lease payments receivable, plus estimated residual values, less unearned income. Unearned income on direct financing leases is amortized over the lease terms, resulting in a level rate of return.

Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated market value. Net unrealized losses attributable to changes in market interest rates are recognized through a valuation allowance by charges to income.

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

GOODWILL AND CORE DEPOSIT INTANGIBLE: Goodwill represents the excess of purchase price over the fair value of assets acquired in a transaction using purchase accounting. Core deposit intangible represents a premium paid to acquire a base of stable low cost deposits in the acquisition of a bank, or a bank branch, using purchase accounting. The amortization period for core deposit intangible ranges from 5 years to 10 years. The amortization period is monitored to determine if circumstances require such period to be reduced. The Company periodically reviews its intangible assets for changes in circumstances that may indicate the carrying amount of the asset is impaired. Prior to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 on January 1, 2002, the amortization period of goodwill ranged from 10 years to 20 years. Refer to "Accounting For Business Combinations and Goodwill and Other Intangible Assets".

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE: Securities sold under agreements to repurchase (repurchase agreements) are agreements in which the Company transfers the underlying securities to a third-party custodian's account that explicitly recognizes the Company's interest in the securities. The agreements are accounted for as secured financing transactions provided the Company maintains effective control over the transferred securities and meets other criteria as specified in SFAS No. 140. The Company's agreements are accounted for as secured financings; accordingly, the transaction proceeds are reflected as liabilities and the securities underlying the agreements continue to be carried in the Company's securities portfolio.

TREASURY STOCK: The cost of treasury stock is shown on the consolidated statements of condition as a separate component of shareholders' equity, and is a reduction to total shareholders' equity. Shares are released from treasury at fair value, with any gain or loss on the release identified on an average cost basis.

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

EARNINGS PER SHARE: Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the year plus the dilutive effect of stock issuable upon conversion of stock options or certain other contingencies.

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

COMPREHENSIVE INCOME: For the Company, comprehensive income represents net income plus the net change in unrealized gains or losses on securities available-for-sale for the period (net of taxes), and is presented in the consolidated statements of changes in shareholders' equity. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available-for-sale (net of tax) as of the dates of the consolidated statements of condition.

STOCK BASED COMPENSATION: The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, compensation expense is recognized only if the exercise price of the option is less than the fair value of the underlying stock at the grant date. SFAS No. 123 requires companies not using a fair value based method of accounting for stock options to provide pro forma disclosure of net income and earnings per share as if the fair value method of accounting had been applied. Had the Company determined compensation cost based on the fair value of its stock options at the grant date under SFAS No. 123, the Company's net income and earnings per share would have been reduced to pro forma amounts indicated in the following table.

(in thousands except per share data)                                                           2002            2001            2000
-----------------------------------------------------------------------------------------------------------------------------------
Net income:
  As reported                                                                               $22,914         $19,627         $17,512
  Deduct: Total stock-based employee compensation expense determined under
    fair value based method for all awards, net of related tax effects                          389             329             156
  Pro forma                                                                                  22,525          19,298          17,356
-----------------------------------------------------------------------------------------------------------------------------------

Basic earnings per share:
  As reported                                                                               $  3.09         $  2.65         $  2.47
  Pro forma                                                                                    3.04            2.61            2.44
-----------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share
  As reported                                                                               $  3.03         $  2.62         $  2.45
  Pro forma                                                                                    2.98            2.57            2.42
===================================================================================================================================

The per share weighted average fair value of stock options granted during 2002, 2001, and 2000 was $16.23, $15.80, and $10.96, respectively. Fair values were arrived at using the Black Scholes option-pricing model with the following assumptions:

                                                                                               2002            2001            2000
-----------------------------------------------------------------------------------------------------------------------------------
Risk-free interest rate                                                                        3.44%           5.25%           5.91%
Expected dividend yield                                                                        3.00%           3.10%           3.90%
Volatility                                                                                    46.20%          50.00%          52.00%
Expected life (years)                                                                          7.00            7.00            7.00
===================================================================================================================================


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


ACCOUNTING FOR BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS:
The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized prior to the adoption of SFAS No. 142. Upon adoption of SFAS No. 142, SFAS No. 141, Business Combinations, required the company to evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Under SFAS No. 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible assets was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption based upon criteria contained in SFAS No. 142. The Company has performed an impairment evaluation and based upon this analysis, no transitional impairment loss is required as a result of adopting SFAS 142.

Prior to October 1, 2002, the FASB required unidentifiable intangible assets acquired in the acquisition of a bank or thrift (including acquisitions of branches), where the fair value of the liabilities assumed exceeds the fair value of the assets acquired, to be accounted for under SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. Under SFAS No. 72, all intangible assets associated with branch acquisitions recorded on the Company's consolidated statement of condition as of December 31, 2001, continued to be amortized through September 30, 2002. In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 amends SFAS No. 72 and SFAS No. 144 and FASB Interpretation No. 9, Applying APB Opinions Nos. 16 and 17 When a Savings and Loan Association of a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method. SFAS No. 147 is effective on October 1, 2002 and requires that unidentifiable intangible assets related to branch acquisitions no longer be amortized as of the adoption date for SFAS No. 142, and that the unidentified intangible assets be evaluated annually for impairment in accordance with SFAS No. 142.

SFAS No. 147 also amends the provisions of SFAS No. 144 to apply to long-term customer relationship intangible assets recognized in the acquisition of a financial institution. Accordingly, effective October 1, 2002, the Company will evaluate its core deposit intangible assets for impairment in accordance with the provisions of SFAS No. 144. The adoption of SFAS No. 147 did not have a material effect on the consolidated statements of condition or consolidated statements of income.

ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's consolidated financial statements.

ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS: In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The adoption of SFAS No. 144 on January 1, 2002, did not have a material impact on the Company's financial condition or results of operations.

RESCISSION OF FASB STATEMENTS NO. 4, 44, and 64, AMENDMENT OF FASB NO. 13, AND TECHNICAL CORRECTIONS: In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's financial statements.

ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES: In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial statements.

ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, AN AMENDMENT OF SFAS NO. 123: In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-transition and Disclosure, an Amendment of SFAS No.
123. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financials statements.

GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS TO OTHERS: In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and are included in these consolidated financial statements.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES: In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The Company did not have any disclosures required in these consolidated financial statements.

Note 2 Mergers and Acquisitions

Mahopac National Bank

On June 4, 1999, the Company acquired 70.17% of the outstanding common stock of Mahopac National Bank in a cash transaction accounted for as a purchase. Accordingly, operating results for Mahopac National Bank are not included for periods prior to June 4, 1999. Subsequent to June 4, 1999, net income of Mahopac National Bank is included in the Company's net income based upon the percentage of the Company's ownership of Mahopac National Bank. This transaction resulted in a core deposit intangible of $3.5 million, which is being amortized over a 10-year period. The transaction also resulted in goodwill of $2.5 million, which prior to the adoption of SFAS No. 142 on January 1, 2002, was being amortized over a 20-year period.

Effective September 1, 2000, and early in 2001, the Company completed the purchase of the minority interest in Mahopac National Bank, primarily in a stock-for-stock transaction accounted for as a purchase. Prior to September 1, 2000, the approximately 30% interest in Mahopac National Bank which was not owned by the Company was shown as a minority interest in consolidated subsidiaries on the consolidated statements of condition. Subsequent to September 1, 2000, all of the net income of Mahopac National Bank is included in Tompkins' consolidated net income. The approximately 30% acquisition of Mahopac National Bank resulted in a core deposit intangible of $1.9 million, which is being amortized over a 10-year period, and goodwill of $3.2 million. Prior to the adoption of SFAS No. 142 on January 1, 2002, the goodwill was being amortized over a 20-year period.

The table below presents the pro forma combined results of operations of Tompkins and Mahopac National Bank, as if Mahopac had been 100% owned for all periods presented.

Year Ended December 31  (dollar amounts in thousands, except per share)         2000
------------------------------------------------------------------------------------
Net interest income:
  As reported                                                                $51,942
  Pro forma combined                                                         $51,942

Net income:
------------------------------------------------------------------------------------
  As reported                                                                $17,512
  Pro forma combined                                                          17,818

Basic earnings per share:
------------------------------------------------------------------------------------
  As reported                                                                $  2.47
  Pro forma combined                                                            2.41

Diluted earnings per share:
------------------------------------------------------------------------------------
  As reported                                                                $  2.45
  Pro forma combined                                                            2.40
====================================================================================

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

The purchase agreements for the insurance agencies include provisions for additional consideration to be paid in the form of the release of shares of Company stock from escrow if Tompkins Insurance met certain income targets in 2001 and 2002. The contingent consideration includes 25,093 shares, which were payable if the income targets were met, and an additional 8,333 shares which were payable if income targets for the two-year period were exceeded by 5%. Tompkins Insurance met the 2001, 2002, and 2-year income targets, resulting in the release of 12,547 shares in 2001 and 20,879 in 2002 as additional consideration. Such shares are considered outstanding for purposes of computing diluted earnings per share beginning on October 1, 2001 for shares released in 2001 and beginning on July 1, 2002 for shares released in 2002.

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

Goodwill and Other Intangible Assets

At December 31, 2002, the Company had unamortized goodwill related to its various acquisitions totaling $10.7 million compared with $9.9 million at December 31, 2001. The increase reflects the $0.8 million of goodwill recorded as a result of Tompkins Insurance exceeding the income targets specified in the purchase agreements for 2001 and 2002. The purchase agreements included provisions for additional consideration to be paid to Tompkins Insurance in the form of Company stock if certain income targets were met. In accordance with SFAS No. 142, the Company no longer amortizes this goodwill subsequent to December 31, 2001. Included in this amount is approximately $170,000 of unidentified intangible assets related to various branch acquisitions, which prior to October 1, 2002, were accounted for under SFAS No. 72. With the adoption of SFAS No. 147, effective October 1, 2002, these intangible assets are no longer amortized.

At December 31, 2002, the Company had core deposit intangible assets related to various acquisitions of $2.7 million. The amortization of these intangible assets amounted to $854,000 in 2002. In accordance with SFAS No. 142, these intangible assets continue to be amortized.

At December 31, 2002, other intangible assets, consisting primarily of mortgage servicing assets, totaled $751,000.

Information regarding the carrying amount and the amortization expense of the Company's acquired intangible assets are disclosed in the table below.

                                                         Gross Carrying     Accumulated    Net Carrying
December 31, 2002 (in thousands)                             Amount        Amortization       Amount
-------------------------------------------------------------------------------------------------------
Amortized intangible assets:
  Core deposit intangible                                       $ 5,459         $ 2,788         $ 2,671
  Other intangibles                                                 994             243             751
-------------------------------------------------------------------------------------------------------
Subtotal amortized intangible assets                              6,453           3,031           3,422
Goodwill                                                         12,708           2,024          10,684
-------------------------------------------------------------------------------------------------------
Total intangible assets                                         $19,161         $ 5,055         $14,106
-------------------------------------------------------------------------------------------------------

Aggregate amortization expense:  *
  For the year to date period ended 12/31/02                    $   867
Estimated amortization expense: *
  For the year ended 12/31/03                                       700
  For the year ended 12/31/04                                       598
  For the year ended 12/31/05                                       496
  For the year ended 12/31/06                                       387
  For the year ended 12/31/07                                       278
=======================================================================================================

* Excludes the amortization of mortgage servicing rights as the amounts are not material.

Goodwill and Other Intangible Assets - Effect of Adoption of SFAS No. 142
                                                                                  Year ended             Year ended
(dollar amounts in thousands, except per share)                            December 31, 2001      December 31, 2000
-------------------------------------------------------------------------------------------------------------------
Reported Net Income                                                                  $19,627                $17,512
Add back goodwill amortization                                                           679                    309
-------------------------------------------------------------------------------------------------------------------
Adjusted Net Income                                                                   20,306                 17,821
-------------------------------------------------------------------------------------------------------------------

Basic earning per share - as reported                                                $  2.65                $  2.47
Adjust for goodwill                                                                     0.09                   0.04
-------------------------------------------------------------------------------------------------------------------
Basic earnings per share - adjusted                                                     2.74                   2.51
-------------------------------------------------------------------------------------------------------------------

Diluted earning per share - as reported                                              $  2.62                $  2.45
Adjust for goodwill                                                                     0.09                   0.04
-------------------------------------------------------------------------------------------------------------------
Diluted earnings per share - adjusted                                                   2.71                   2.49
===================================================================================================================

Note 3 Securities

The following summarizes securities held by the Company:

                                                                       Available-for-Sale Securities
-----------------------------------------------------------------------------------------------------------------
                                                                            Gross           Gross
                                                          Amortized      Unrealized      Unrealized         Fair
December 31, 2002 (in thousands)                             Cost           Gains          Losses          Value
-----------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of
  U.S. Government agencies                                 $159,247        $  2,975        $      0      $162,222
Obligations of states and political subdivisions             45,348           2,193              17        47,524
Mortgage-backed securities                                  264,276           7,763              52       271,987
U.S corporate securities                                      3,034               0             200         2,834
-----------------------------------------------------------------------------------------------------------------
Total debt securities                                       471,905          12,931             269       484,567
Equity securities                                             9,213               0               0         9,213
-----------------------------------------------------------------------------------------------------------------
Total available-for-sale securities                        $481,118        $ 12,931        $    269      $493,780
=================================================================================================================

Available-for-sale securities include $8,808,000 in nonmarketable equity securities, which are carried at cost since fair values are not readily determinable. This figure includes $7,293,000 of Federal Home Loan Bank Stock. Substantially all of the above mortgage-backed securities are direct pass through securities or collateralized mortgage obligations issued or backed by Federal agencies.

                                                                        Held-to-Maturity Securities
-----------------------------------------------------------------------------------------------------------------
                                                                            Gross           Gross
                                                          Amortized      Unrealized      Unrealized         Fair
December 31, 2002 (in thousands)                             Cost           Gains          Losses          Value
-----------------------------------------------------------------------------------------------------------------
Obligations of states and political subdivisions           $ 38,722        $  1,566        $     28      $ 40,260
-----------------------------------------------------------------------------------------------------------------
Total held-to-maturity debt securities                     $ 38,722        $  1,566        $     28      $ 40,260
=================================================================================================================


                                                                       Available-for-Sale Securities
-----------------------------------------------------------------------------------------------------------------
                                                                            Gross           Gross
                                                          Amortized      Unrealized      Unrealized         Fair
December 31, 2001 (in thousands)                             Cost           Gains          Losses          Value
-----------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of
  U.S. Government agencies                                 $137,569        $  1,936        $    313      $139,192
Obligations of states and political subdivisions             44,915           1,120              94        45,941
Mortgage-backed securities                                  185,945           2,951             355       188,541
U.S corporate securities                                      4,512              70             250         4,332
-----------------------------------------------------------------------------------------------------------------
Total debt securities                                       372,941           6,077           1,012       378,006
Equity securities                                             8,363               0               0         8,363
-----------------------------------------------------------------------------------------------------------------
Total available-for-sale securities                        $381,304        $  6,077        $  1,012      $386,369
=================================================================================================================

Available-for-sale securities include $8,155,000 in nonmarketable equity securities, which are carried at cost since fair values are not readily determinable. This figure includes $6,642,000 of Federal Home Loan Bank Stock. Substantially all of the above mortgage-backed securities are direct pass through securities or collateralized mortgage obligations issued or backed by Federal agencies.

                                                                        Held-to-Maturity Securities
-----------------------------------------------------------------------------------------------------------------
                                                                            Gross           Gross
                                                          Amortized      Unrealized      Unrealized         Fair
December 31, 2001 (in thousands)                             Cost           Gains          Losses          Value
-----------------------------------------------------------------------------------------------------------------
Obligations of states and political subdivisions           $ 26,846        $    626        $    217      $ 27,255
-----------------------------------------------------------------------------------------------------------------
Total held-to-maturity debt securities                     $ 26,846        $    626        $    217      $ 27,255
=================================================================================================================


The amortized cost and fair value of debt securities by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

-----------------------------------------------------------------------------------------------------------------
                                                                                          Amortized         Fair
December 31, 2002 (in thousands)                                                             Cost          Value
-----------------------------------------------------------------------------------------------------------------
Available-for-sale securities:
  Due in one year or less                                                                  $ 15,414      $ 15,526
  Due after one year through five years                                                      76,596        78,455
  Due after five years through ten years                                                     79,712        82,369
  Due after ten years                                                                        35,907        36,230
-----------------------------------------------------------------------------------------------------------------
Total                                                                                       207,629       212,580
-----------------------------------------------------------------------------------------------------------------
  Mortgage-backed securities                                                                264,276       271,987
  Equity securities                                                                           9,213         9,213
-----------------------------------------------------------------------------------------------------------------
Total available-for-sale securities                                                        $481,118      $493,780
=================================================================================================================


-----------------------------------------------------------------------------------------------------------------
                                                                                          Amortized          Fair
December 31, 2002 (in thousands)                                                             Cost           Value
-----------------------------------------------------------------------------------------------------------------
Held-to-maturity securities:
  Due in one year or less                                                                  $  9,290      $  9,337
  Due after one year through five years                                                       8,163         8,600
  Due after five years through ten years                                                     12,720        13,369
  Due after ten years                                                                         8,549         8,954
-----------------------------------------------------------------------------------------------------------------
Total held-to-maturity debt securities                                                     $ 38,722      $ 40,260
=================================================================================================================

Realized gains on available-for-sale securities were $396,000 in 2002, $66,000 in 2001, and $453,000 in 2000; realized losses on available-for-sale securities were $33,000 in 2002, $0 in 2001, and $3,000 in 2000.

At December 31, 2002, securities with a carrying value of $382,366,000 were pledged to secure public deposits (as required by law), and securities sold under agreements to repurchase (see also Note 9). Except for U.S. government securities, there were no holdings, when taken in aggregate, of any single issuer that exceeded 10% of shareholders' equity at December 31, 2002.

The Company has an equity investment in a small business investment company
(SBIC) established for the purpose of providing financing to small businesses in market areas served by the Company. As of December 31, 2002 and 2001, this investment totaled $4,194,000 and $4,104,000, respectively, and was included in other assets on the Company's consolidated statements of condition. The investment is accounted for under the equity method of accounting.

Note 4 Comprehensive Income

Comprehensive income for the three years ended December 31 is summarized below:

(in thousands)                                                                   2002            2001            2000
---------------------------------------------------------------------------------------------------------------------
Net income                                                                   $ 22,914        $ 19,627        $ 17,512
---------------------------------------------------------------------------------------------------------------------
 Net unrealized holding gain on available-for-sale securities during the year.  Pre-tax net unrealized holding gain was
   $7,960 in 2002, $5,146 in 2001 and $8,539 in 2000.                           4,776           3,088           5,006

Reclassification adjustment for net realized gain on the sale of available-for-sale securities (pre-tax net gain of $363 in 2002,
   $66 in 2001, and  $450 in 2000).                                              (218)            (40)           (270)
---------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                      4,558           3,048           4,736
---------------------------------------------------------------------------------------------------------------------

Total comprehensive income                                                   $ 27,472        $ 22,675        $ 22,248
=====================================================================================================================


Note 5 Loan/Lease Classification Summary and Related Party Transactions

Loans/Leases at December 31 were as follows:

(in thousands)                                                                        2002            2001
----------------------------------------------------------------------------------------------------------
Residential real estate                                                           $391,120        $327,987
Commercial real estate                                                             196,517         168,452
Real estate construction                                                            26,110          25,112
Commercial                                                                         256,010         237,483
Consumer and other                                                                 103,853         111,880
Leases                                                                              25,511          21,787
----------------------------------------------------------------------------------------------------------
Total loans and leases                                                             999,121         892,701
Less unearned income and net deferred costs and fees                                (3,775)         (2,859)
----------------------------------------------------------------------------------------------------------
Total loans and leases, net of unearned income and deferred costs and fees        $995,346        $889,842
==========================================================================================================

During 2002, the Company sold $28,793,000 of mortgage loans, realizing net gains of $671,000. During 2001, the Company sold $27,565,000 of mortgage loans, realizing a net gain of $560,000. During 2000, the Company sold $1,068,000 of student loans and $7,194,000 of mortgage loans, realizing a net gain of $74,000. Net gains and losses on the sale of loans are included in other operating income on the Company's consolidated statements of income. Loans held for sale, which are included in residential real estate in the table above, totaled $4,769,000 and $791,000 at December 31, 2002 and 2001, respectively. During 2001, the Company securitized $41,440,000 of residential mortgage loans with Federal Home Loan Mortgage Corporation, which are now held as available-for-sale securities. No loans were securitized in 2002. At December 31, 2002, the Company serviced mortgage loans aggregating $110,169,000, including loans securitized and held as available-for-sale, compared to $113,628,000 at December 31, 2001. Capitalized mortgage servicing rights totaled $706,000 and $663,000 at December 31, 2002 and 2001, respectively.

As members of the FHLB, the Company's subsidiary banks may use unencumbered mortgage related assts to secure borrowings from the FHLB. At December 31, 2002, the Company had $81,719,000 in term advances from the FHLB that were secured by residential mortgage loans.

The Company's loan/lease customers are located primarily in the upstate New York communities served by its three subsidiary banks. The Trust Company operates fourteen banking offices in the counties of Tompkins, Cortland, and Schuyler. The Bank of Castile operates thirteen banking offices in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. Mahopac National Bank is located in Putnam County, and operates four offices in that county and two offices in neighboring Dutchess County. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

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

Note 5 Loan/Lease Classification Summary and Related Party Transactions (continued)

Loan transactions with related parties are summarized as follows:

(in thousands)                                              2002           2001
-------------------------------------------------------------------------------
Balance January 1                                        $ 3,640        $ 4,104
Former Directors/Executive Officers                          (93)          (463)
New Executive Officers                                       125            242
New loans and advancements                                   283          2,533
Loan payments                                             (2,249)        (2,776)
-------------------------------------------------------------------------------
Balance December 31                                      $ 1,706        $ 3,640
===============================================================================


Note 6 Reserve for Loan/Lease Losses

Changes in the reserve for loan/lease losses are summarized as follows:

(in thousands)                               2002           2001           2000
-------------------------------------------------------------------------------
Reserve at beginning of year              $10,706        $ 9,824        $ 9,228
Provisions charged to operations            2,235          1,606          1,216
Recoveries on loans/leases                    484            670            409
Loans/leases charged-off                   (1,721)        (1,394)        (1,029)
-------------------------------------------------------------------------------
Reserve at end of year                    $11,704        $10,706        $ 9,824
===============================================================================

The Company's recorded investment in loans/leases that are considered impaired totaled $4,159,000 at December 31, 2002, and $3,771,000 at December 31, 2001.
The average recorded investment in impaired loans/leases was $2,765,000 in 2002, $2,937,000 in 2001, and $1,636,000 in 2000. The December 31, 2002, recorded investment in impaired loans/leases includes $1,730,000 of loans/leases that had related reserves of $547,000. The recorded investment in impaired loans/leases at December 31, 2001, included $1,779,000 of loans/leases, which had related reserves of $838,000. Interest income recognized on impaired loans/leases, all collected in cash, was $48,000 for 2002, $184,000 for 2001, and $94,000 for
2000.

The principal balances of nonperforming loans/leases, including impaired loans/leases, are detailed in the table below.

                                                                December 31
(in thousands)                                              2002           2001
-------------------------------------------------------------------------------
Loans 90 days past due and accruing                      $   368        $ 1,612
Nonaccrual loans                                           6,977          5,736
Troubled debt restructurings not included above              179            185
-------------------------------------------------------------------------------
Nonperforming loans/leases                               $ 7,524        $ 7,533
===============================================================================

The difference between the interest income that would have been recorded if these loans/leases had been paid in accordance with their original terms and the interest income recorded for the three-year period ended December 31, 2002, was not significant.

Note 7 Bank Premises and Equipment

Bank premises and equipment at December 31 were as follows:

(in thousands)                                              2002           2001
-------------------------------------------------------------------------------
Land                                                    $  4,112       $  3,365
Bank premises                                             26,457         25,818
Furniture, fixtures, and equipment                        22,028         19,002
Accumulated depreciation and amortization                (25,486)       (23,151)
-------------------------------------------------------------------------------
Total                                                   $ 27,111       $ 25,034
===============================================================================

Depreciation and amortization expenses in 2002, 2001, and 2000 are included in operating expenses as follows:

(in thousands)                               2002           2001           2000
-------------------------------------------------------------------------------
Bank premises                            $    936       $    845       $    808
Furniture, fixtures, and equipment          1,852          1,766          1,501
-------------------------------------------------------------------------------
Total                                    $  2,788       $  2,611       $  2,309
===============================================================================


Note 8 Deposits

The aggregate time deposits of $100,000 or more were $112,338,000 at December 31, 2002, and $163,480,000 at December 31, 2001. Scheduled maturities of time deposits at December 31, 2002, were as follows:

                                        Less than       $100,000
(in thousands)                           $100,000       and over          Total
-------------------------------------------------------------------------------
Maturity
  Three months or less                   $ 59,058       $ 36,876       $ 95,934
  Over three through six months            67,062         24,068         91,130
  Over six through twelve months           66,471         29,774         96,245
-------------------------------------------------------------------------------
Total due in 2003                         192,591         90,718        283,309
  2004                                     47,219         11,491         58,710
  2005                                      8,992          6,029         15,021
  2006                                      5,084          1,839          6,923
  2007                                     12,983          2,015         14,998
  2008 and thereafter                         396            246            642
-------------------------------------------------------------------------------
Total                                    $267,265       $112,338       $379,603
===============================================================================

Note 9 Federal Funds Purchased and Securities Sold Under Agreements to
Repurchase

Information regarding securities sold under agreements to repurchase as of December 31, 2002, is summarized below:

                                          Collateral Securities    Repurchase Liability
---------------------------------------------------------------------------------------
                                                                               Weighted
                                                      Estimated                 Average
                                          Amortized      Fair                  Interest
(dollar amounts in thousands)                Cost       Value       Amount       Rate
---------------------------------------------------------------------------------------
Maturity at Origination/Type of Asset

Demand:
  U.S. Government agency securities       $   3,861   $   4,089   $   3,866      2.10%
  Mortgage-backed certificates               37,389      38,819      37,016      1.52%

2 to 30 days:
  U.S. Government agency securities             113         114         113      1.40%
  Mortgage-backed certificates                  223         242         227      1.40%

31 to 89 days:
  U.S. Government agency securities             514         539         514      3.30%

90 to 365 days:
  U.S. Government agency securities           1,103       1,113       1,107      3.49%

Over 365 days:
  U.S. Government agency securities          25,019      25,939      27,000      4.28%
  Mortgage-backed securities                  7,686       8,124       8,000      5.12%
---------------------------------------------------------------------------------------
Total                                     $  75,908   $  78,979   $  77,843      2.92%
=======================================================================================

The amount reported in "Over 365 days" includes wholesale repurchase agreements with the Federal Home Loan Bank (FHLB) totaling $35,000,000. The scheduled maturities of these advances are $10,000,000 in 2004, $15,000,000 in 2006, $5,000,000 in 2011, and $5,000,000 in 2012. Of the $35,000,000 of wholesale repurchase agreements due in over 365 days, $20,000,000 are callable by the FHLB if certain conditions are met.


At December 31, 2002, the FHLB held substantially all of the above securities. Additional information regarding securities sold under agreements to repurchase and Federal funds purchased for the years ended December 31, is detailed in the table below:

Securities Sold Under Agreements to Repurchase (dollar amounts in thousands)     2002        2001        2000
---------------------------------------------------------------------------------------------------------------
Total outstanding at December 31                                               $ 77,843    $101,469    $ 72,231
Maximum month-end balance                                                        92,073     106,458      75,525
Average balance during the year                                                  73,637      77,663      61,207
Weighted average rate at December 31                                              2.92%       3.54%       5.85%
Average interest rate paid during the year                                        3.31%       4.36%       5.73%
===============================================================================================================

Federal Funds Purchased (dollar amounts in thousands)                            2002        2001        2000
---------------------------------------------------------------------------------------------------------------
Total outstanding at December 31                                               $      0    $  8,200    $      0
Maximum month-end balance                                                         2,500       8,630      18,000
Average balance during the year                                                     418       1,469       7,098
Weighted average rate at December 31                                                N/A       1.81%         N/A
Average interest rate paid during the year                                        1.98%       4.66%       6.85%
===============================================================================================================

Note 10 Other Borrowings

The Company, through its subsidiary banks, had available line-of-credit agreements with banks permitting borrowings to a maximum of approximately $42,000,000 at December 31, 2002, and $38,500,000 at December 31, 2001. No
advances were outstanding against those lines at December 31, 2002, or 2001.

All bank subsidiaries are members of the FHLB and as such, may apply for advances secured by certain residential mortgage loans and other assets, provided that certain standards for credit worthiness have been met. At December 31, 2002, the Company, through its subsidiaries, had established unused lines of credit with the FHLB of $142,675,000. At December 31, 2002, there were $81,719,000 in term advances from the FHLB, compared to $75,265,000 at December 31, 2001.

At December 31, 2002, there were advances due within one year of $5,379,000 with a weighted average rate of 4.04%, and advances due in more than one year of $76,340,000 with a weighted average rate of 5.11%. Maturities of advances included $16,392,000 maturing in 2004, $10,928,000 in 2005, $3,423,000 in 2006,
$4,977,000 in 2007, $3,620,000 in 2009, $10,000,000 in 2010, $22,000,000 in 2011
and $5,000,000 in 2012. The Company's FHLB borrowings at December 31, 2002, included $67,000,000 in fixed-rate callable borrowings, which can be called by the FHLB if certain conditions are met.

Other borrowings included a Treasury Tax and Loan Note account with the Federal Reserve Bank of New York totaling $100,000 at December 31, 2002, and $166,000 at December 31, 2001. At December 31, 2002 and 2001, Tompkins Insurance had borrowings of $111,000 and $150,000, respectively, from unrelated financial institutions and officers of Tompkins Insurance.

Note 11 Employee Benefit Plans

The Company maintains a noncontributory defined-benefit pension plan covering substantially all employees of the Company. The benefits are based on years of service and percentage of the employees' average compensation. Prior to October 1, 2000, the Company maintained two noncontributory defined benefit plans, Tompkins County Trust Company Retirement Plan and The Bank of Castile Employees Retirement Plan. Effective October 1, 2000, the Company amended and merged these two plans. Assets of the Company's defined benefit plan are invested in common and preferred stock, U. S. Government securities, corporate bonds and notes, and mutual funds. At December 31, 2002, the plan assets included 25,018 shares of Tompkins common stock.

The Trust Company also offers post-retirement medical coverage and life insurance coverage to full-time employees who have worked ten years and attained age 55. Medical coverage is contributory with contributions reviewed annually. The Trust Company assumes the majority of the cost for these other benefits, while retirees share some of the cost through co-insurance and deductibles.

The following table sets forth the changes in the plans' benefit obligation and plan assets, and the plans' funded status and amounts recognized in the Company's consolidated statements of condition at December 31, 2002 and 2001.

                                                      Pension Benefits           Other Benefits
(dollar amounts in thousands)                          2002         2001         2002         2001
--------------------------------------------------------------------------------------------------
Change in benefit obligation:
  Benefit obligation at beginning of year          $ 19,626     $ 16,958     $  4,032     $  3,725
  Service cost                                        1,026          889          135          109
  Interest cost                                       1,396        1,298          285          268
  Amendments                                             87          213           86           (6)
  Actuarial loss                                      1,402        1,167          110           92
  Benefits paid                                        (985)        (899)        (164)        (156)
--------------------------------------------------------------------------------------------------
Benefit obligation at end of year                  $ 22,552     $ 19,626     $  4,484     $  4,032
--------------------------------------------------------------------------------------------------
Change in plan assets
  Fair value of plan assets at beginning of year   $ 18,985     $ 18,114     $      0     $      0
  Actual loss return on plan assets                  (2,288)        (800)           0            0
  Employer contribution                               4,645        2,570          164          156
  Benefits paid                                        (985)        (899)        (164)        (156)
--------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year           $ 20,357     $ 18,985     $      0     $      0
--------------------------------------------------------------------------------------------------
Unfunded status                                      (2,195)        (641)      (4,484)    $ (4,032)
Unrecognized net actuarial loss                      12,059        7,056          353          243
Net transition (asset) obligation                       (56)        (132)       1,155        1,271
Unrecognized prior service cost                      (1,795)      (2,012)          74           (6)
--------------------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost                     $  8,013     $  4,271     $ (2,902)    $ (2,524)
--------------------------------------------------------------------------------------------------
Weighted-average assumptions as of December 31:
  Discount rate                                        6.75%        7.25%        6.75%        7.25%
  Expected return on plan assets                       8.50%        8.50%          NA           NA
  Rate of compensation increase (1)               4.00-5.00%   4.00-5.00%        4.00%        4.00%
==================================================================================================

(1) The rate of compensation increase for the Trust Company is 4%, and is 5% for all other groups.

The Trust Company currently offers medical coverage and life insurance coverage to substantially all of its employees upon retirement. The weighted average annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is 10.75% beginning in 2002, and is assumed to decrease gradually to 5.0% in 2010 and beyond. Increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated post-retirement benefit obligation as of December 31, 2002, by $22,000 and the net periodic post-retirement benefit cost for 2002 by $1,000. Decreasing the assumed health care cost trend rates by 1% each year would decrease the accumulated post-retirement benefit obligation as of December 31, 2002, by $28,000 and decrease the net periodic post-retirement benefit cost by $2,000.

Net periodic benefit cost includes the following components:

Components of net periodic benefit cost               Pension Benefits                 Other Benefits
(in thousands)                                    2002       2001       2000       2002      2001       2000
------------------------------------------------------------------------------------------------------------
Service cost                                   $ 1,026    $   889    $   704    $   135   $   109    $    98
Interest cost                                    1,396      1,298      1,258        285       269        259
Expected return on plan assets                  (1,655)    (1,508)    (1,487)         0         0          0
Amortization of prior service cost                (130)      (136)        15          6        (1)         0
Recognized net actuarial gain                      342        165         96          0         0          0
Amortization of transition (asset) liability       (76)       (76)      (106)       116       116        116
Other                                              N/A        N/A        107        N/A       N/A        N/A
------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                      $   903    $   632    $   587    $   542   $   493    $   473
============================================================================================================

As of January 1, 2001, the Company adopted a new Employee Stock Ownership Plan
(ESOP) and a new 401-K Investment and Stock Ownership Plan (ISOP) covering substantially all employees of the Company, and replacing the ESOP, ISOP, and 401-K plans which were previously in place at the Company's subsidiaries. The ESOP allows for Company contributions in the form of cash and/or stock of the Company. Contributions are determined by the board of directors in accordance with a performance-based formula, and were limited to a maximum amount as stipulated in the respective plan. The Company recognized compensation expense related to the ESOP of $700,000 in 2002 and $785,000 in 2001. Compensation expense related to the separate ISOP/ESOP plans was $159,000 in 2000.

The Company provided certain matching contributions to the ISOP based upon the amount of contributions made by plan participants. The expense associated with these matching provisions was $708,000 in 2002 and $636,000 in 2001. Matching contributions to the separate ISOP plans were $160,000 in 2000.

Life insurance benefits are provided to certain officers of the Company. In connection with these benefits, the Company reflects life insurance assets on its consolidated statements of condition of $21.4 million at December 31, 2002, and $20.5 million at December 31, 2001. The insurance is carried at its cash surrender value on the consolidated statements of condition. Increases in the cash surrender value of the insurance are reflected as noninterest income, net of any related mortality expense.

In addition to the Company's noncontributory defined-benefit retirement and pension plan, the Company provides supplemental employee retirement plans to certain executives. The amount of liability recognized in the Company's consolidated statements of condition for supplemental retirement plans was $2.9 million at December 31, 2002, and $1.7 million at December 31, 2001. Benefits expense associated with the supplemental retirement plans amounted to $1.3 million, $463,000 and $415,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

Note 12 Stock Based Compensation

In January 2001, the Company adopted a stock option plan (the "2001 Plan"), which authorizes grants of options up to 350,000 shares of authorized but unissued common stock. At December 31, 2002, there were 132,000 shares available for grant under the 2001 Plan. The board of directors may grant stock options to officers, employees, and certain other individuals. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant, may not have a term in excess of ten years, and have vesting periods that range between one and five years from the grant date. Prior to the adoption of the 2001 Plan, the Company had similar stock option plans that authorized up to 494,100 shares of authorized but unissued common stock. These prior plans remain in effect solely with respect to unexercised options issued under these plans.

The following table presents the combined stock option activity for all option plans during the periods indicated:

                                                                Weighted Average
                                            Number of Shares     Exercise Price
--------------------------------------------------------------------------------
2002:
  Beginning balance                              376,198            $  25.90
  Granted                                        161,000               42.90
  Exercised                                      (53,578)              21.28
  Forfeited                                       (6,500)              30.05
-------------------------------------------------------------------------------
Outstanding at year-end                          477,120               32.10
-------------------------------------------------------------------------------
Exercisable at year-end                          142,995            $  22.01
-------------------------------------------------------------------------------
2001:
Beginning balance                                384,744            $  22.35
  Granted                                         64,500               37.17
  Exercised                                      (68,671)              16.43
  Forfeited                                       (4,375)              28.35
-------------------------------------------------------------------------------
Outstanding at year-end                          376,198               25.90
-------------------------------------------------------------------------------
Exercisable at year-end                          150,551            $  20.58
-------------------------------------------------------------------------------
2000:
  Beginning balance                              251,977            $  19.46
  Granted                                        163,500               26.63
  Exercised                                      (19,546)              18.32
  Forfeited                                      (11,187)              26.79
-------------------------------------------------------------------------------
Outstanding at year-end                          384,744               22.35
-------------------------------------------------------------------------------
Exercisable at year-end                          196,200            $  18.89
===============================================================================


The following summarizes outstanding and exercisable options at December 31, 2002:

                                     Options Outstanding                                    Options Exercisable
----------------------------------------------------------------------------------------------------------------------
  Range of                             Weighted Average           Weighted                                 Weighted
  Exercise            Number               Remaining               Average             Number               Average
   Prices           Outstanding        Contractual Life        Exercise Price        Exercisable        Exercise Price
----------------------------------------------------------------------------------------------------------------------
$14.12-23.66          106,995                4.49                  $20.35              106,995              $20.35
$26.63-26.63          145,125                7.70                  $26.63               33,375              $26.63
$28.67-37.75           64,000                8.38                  $37.01                2,625              $31.00
$42.90-42.90          161,000                9.75                  $42.90                    0              $    0
----------------------------------------------------------------------------------------------------------------------
                      477,120                7.76                  $32.10              142,995              $22.01
======================================================================================================================

Note 13 Income Taxes

The income tax expense (benefit) attributable to income from operations is summarized as follows:

(in thousands)                          Current        Deferred            Total
--------------------------------------------------------------------------------
2002
  Federal                               $10,364         $  (544)         $ 9,820
  State                                   1,558             (86)           1,472
--------------------------------------------------------------------------------
Total                                   $11,922         $  (630)         $11,292
--------------------------------------------------------------------------------
2001
  Federal                               $ 9,326         $  (283)         $ 9,043
  State                                   1,425             (49)           1,376
--------------------------------------------------------------------------------
Total                                   $10,751         $  (332)         $10,419
--------------------------------------------------------------------------------
2000
  Federal                               $ 7,772         $  (530)         $ 7,242
  State                                   1,079             (69)           1,010
--------------------------------------------------------------------------------
Total                                   $ 8,851         $  (599)         $ 8,252
================================================================================

The primary reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings are as follows:

                                                    2002       2001       2000
-------------------------------------------------------------------------------
Statutory federal income tax rate                   35.0%      35.0%      35.0%
  State income taxes, net of federal benefit         2.8        3.0        2.5
  Tax exempt income                                 (3.4)      (3.6)      (4.3)
  All other                                         (1.4)       0.1       (1.7)
-------------------------------------------------------------------------------
Total                                               33.0%      34.5%      31.5%
===============================================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows:


(in thousands)                                               2002          2001
-------------------------------------------------------------------------------
Deferred tax assets:
  Reserve for loan/lease losses                           $ 4,654       $ 4,051
  Compensation and benefits                                 3,538         2,676
  Other                                                       876         1,190
-------------------------------------------------------------------------------
Total deferred tax assets                                 $ 9,068       $ 7,917
-------------------------------------------------------------------------------
Deferred tax liabilities:
  Leasing transactions                                    $ 1,046       $ 1,418
  Prepaid pension                                           3,195         1,718
  Depreciation                                                155           469
  Purchase accounting adjustment                              438           650
  Other                                                       488           546
-------------------------------------------------------------------------------
Total deferred tax liabilities                            $ 5,322       $ 4,801
-------------------------------------------------------------------------------
Net deferred tax asset at year-end                        $ 3,746       $ 3,116
-------------------------------------------------------------------------------
Net deferred tax asset at beginning of year               $ 3,116       $ 2,352
-------------------------------------------------------------------------------
Increase in net deferred tax asset                           (630)         (764)
Purchase accounting adjustments, net                            0           432
-------------------------------------------------------------------------------
Deferred tax benefit                                      $  (630)      $  (332)
===============================================================================

This analysis does not include the recorded deferred tax liabilities of $5,065,000 as of December 31, 2002 and $2,026,000 as of December 31, 2001
related to the net unrealized holding gain/loss in the available-for-sale securities portfolio.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry-back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary at December 31, 2002 and 2001.

Note 14 Commitments and Contingent Liabilities

The Company leases land, buildings, and equipment under operating lease arrangements extending to the year 2090. Rental expense included in operating expenses amounted to $681,000 in 2002, $519,000 in 2001, and $347,000 in 2000.

The future minimum rental commitments as of December 31, 2002, for all operating leases that cannot be canceled are as follows:

                                           (in thousands)

                  2003                         $  478
                  2004                            345
                  2005                            264
                  2006                            261
                  2007                            226
                  Thereafter                   $3,446

Most leases include options to renew for periods ranging from 5 to 20 years. Options to renew are not included in the above future minimum rental commitments. The Company has two land lease commitments with terms expiring in 2042 and 2090, respectively.

The Company has a software contract for its core banking application through August 1, 2004. Estimated minimum annual payments under the above contract are $382,000 in 2003, with annual increases based upon asset growth of the banks serviced under the contract.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5,57 and 107 and rescission of FASB Interpretation No. 34. FIN No. 45 requires certain new disclosures and potential liability recognition for the fair value at issuance of guarantees that fall within its scope. Based upon the Company's interpretation of FIN No. 45, the Company currently does not issue any guarantees that would require liability recognition under FIN No. 45, other than its stand-by letters of credit, the amount of which is not considered significant at December 31, 2002.

The Company's maximum potential obligations to extend credit for loan commitments (unfunded loans, unused lines of credit, and stand-by letters of credit) outstanding on December 31 were as follows:

(in thousands)                                               2002           2001
--------------------------------------------------------------------------------
Loan commitments                                         $ 73,664       $ 68,951
Stand-by letter of credit                                  18,864          8,528
Undisbursed portion of lines of credit                    181,591        168,479
--------------------------------------------------------------------------------
Total                                                    $274,119       $245,958
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

At December 31, 2002, the Company had rate lock agreements associated with mortgage loans to be sold in the secondary market (certain of which relate to loan applications for which no formal commitment has been made) amounting to approximately $12.0 million. In order to limit the interest rate risk associated with rate lock agreements, as well as the interest rate risk associated with mortgages held for sale, the Company enters into agreements to sell loans in the secondary market to unrelated investors on a loan-by-loan basis. At December 31, 2002, the Company had approximately $7.5 million of commitments to sell mortgages to unrelated investors on a loan-by-loan basis.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, based upon the review with counsel, the proceedings are not expected to have a material effect on the consolidated financial statements.

Note 15 Earnings Per Share

Calculation of basic earnings per share (Basic EPS) and diluted earnings per share (Diluted EPS) is as follows:

                                                                                         Weighted
                                                                          Net            Average
For year ended December 31, 2002                                         Income           Shares        Per Share
(in thousands except share and per share data)                        (Numerator)     (Denominator)       Amount
-----------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to common shareholders                                 $  22,914        7,409,672      $    3.09

Effect of dilutive securities:
Stock options                                                                              133,149
Shares issueable as contingent consideration for acquisition                                10,440

Diluted EPS:
Income available to common shareholders plus assumed conversions        $  22,914        7,553,261      $    3.03
=================================================================================================================

Shares issueable as contingent consideration for acquisition recognizes the effect of 20,879 shares that became issueable in the third quarter of 2002 as a result of Tompkins Insurance Agencies meeting certain income targets.

                                                                                         Weighted
                                                                          Net            Average
For year ended December 31, 2001                                         Income           Shares        Per Share
(in thousands except share and per share data)                        (Numerator)     (Denominator)       Amount
-----------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to common shareholders                                 $  19,627        7,397,628      $    2.65

Effect of dilutive securities:
Stock options                                                                              106,447
Shares issueable as contingent consideration for acquisition                                 1,066

Diluted EPS:
Income available to common shareholders plus assumed conversions        $  19,627        7,505,141      $    2.62
=================================================================================================================

The effect of dilutive securities calculation for 2001 excludes 26,025 options because the exercise price was greater than the average market price for the period. Shares issueable as contingent consideration for acquisition recognizes the effect of 12,547 shares that became issueable in the fourth quarter of 2001 as a result of Tompkins Insurance Agencies meeting certain income targets.

                                                                                         Weighted
                                                                          Net            Average
For year ended December 31, 2000                                         Income           Shares        Per Share
(in thousands except share and per share data)                        (Numerator)     (Denominator)       Amount
-----------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to common shareholders                                 $  17,512        7,103,784      $    2.47

Effect of dilutive securities:
Stock options                                                                               55,184

Diluted EPS:
Income available to common shareholders plus assumed conversions        $  17,512        7,158,968      $    2.45
=================================================================================================================

The effect of dilutive securities calculation for 2000 excludes 52,347 options because the exercise price was greater than the average market price for the period.

Note 16 Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2002 and 2001. The carrying amounts shown in the table are included in the consolidated statements of condition under the indicated captions.

Estimated Fair Value of Financial Instruments                     2002                  2001
---------------------------------------------------------------------------------------------------
                                                          Carrying       Fair   Carrying       Fair
(in thousands)                                              Amount      Value     Amount      Value
---------------------------------------------------------------------------------------------------
Financial Assets:
  Cash and cash equivalents                               $ 64,298   $ 64,298   $ 44,117   $ 44,117
  Securities - available-for-sale                          493,780    493,780    386,369    386,369
  Securities - held-to-maturity                             38,722     40,260     26,846     27,255
  Loans/leases, net 1                                      983,642    987,945    879,136    892,837
  Accrued interest receivable                                8,551      8,551      8,762      8,762

Financial Liabilities
  Time deposits                                           $379,603   $384,903   $404,532   $408,237
  Other deposits                                           960,682    960,682    682,926    682,926
  Securities sold under agreements to repurchase            77,843     77,878    109,669    109,827
  Other borrowings                                          81,930     82,466     75,581     77,796
  Accrued interest payable                                   2,395      2,395      3,595      3,595
===================================================================================================

1 Lease receivables, although excluded from the scope of SFAS No. 107, are included in the estimated fair value amounts at their carrying value.


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

As of December 31, 2002, the most recent notifications from Federal bank regulatory agencies categorized the Trust Company, The Bank of Castile, and Mahopac National Bank as well capitalized under the regulatory framework for PCA. To be categorized as well capitalized, the Company and its subsidiary banks must maintain total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the capital category of the Company or its subsidiary banks. Actual capital amounts and ratios of the Company and its subsidiary banks are as follows:

                                                                   Required               Required
                                                                     to be                  to be
                                                 Actual      Adequately Capitalized   Well Capitalized
------------------------------------------------------------------------------------------------------
(dollar amounts in thousands)                 Amount/Ratio        Amount/Ratio          Amount/Ratio
------------------------------------------------------------------------------------------------------
December 31, 2002:
Total Capital (to risk-weighted assets)
   The Company (consolidated)                $143,790/13.7%      >$ 83,836/>8.0%      >$104,795/>10.0%
   Trust Company                             $ 76,431/14.4%      >$ 42,596/>8.0%      >$ 53,245/>10.0%
   Castile                                   $ 33,261/10.5%      >$ 25,395/>8.0%      >$ 31,744/>10.0%
   Mahopac                                   $ 23,963/12.2%      >$ 15,687/>8.0%      >$ 19,609/>10.0%
Tier I Capital (to risk-weighted assets)
   The Company (consolidated)                $132,086/12.6%      >$ 41,918/>4.0%      >$ 62,877/> 6.0%
   Trust Company                             $ 70,777/13.3%      >$ 21,298/>4.0%      >$ 31,947/> 6.0%
   Castile                                   $ 29,557/ 9.3%      >$ 12,698/>4.0%      >$ 19,047/> 6.0%
   Mahopac                                   $ 21,617/11.0%      >$  7,844/>4.0%      >$ 11,765/> 6.0%
Tier I Capital (to average assets)
   The Company (consolidated)                $132,086/ 8.0%      >$ 49,236/>3.0%      >$ 82,060/> 5.0%
   Trust Company                             $ 70,777/ 7.5%      >$ 28,132/>3.0%      >$ 46,886/> 5.0%
   Castile                                   $ 29,557/ 7.2%      >$ 12,300/>3.0%      >$ 20,500/> 5.0%
   Mahopac                                   $ 21,617/ 6.8%      >$  9,594/>3.0%      >$ 15,990/> 5.0%

======================================================================================================
December 31, 2001:
Total Capital (to risk-weighted assets)
   The Company (consolidated)                $128,141/13.8%      >$ 74,151/>8.0%      >$ 92,689/>10.0%
   Trust Company                             $ 69,786/14.5%      >$ 38,555/>8.0%      >$ 48,193/>10.0%
   Castile                                   $ 30,374/10.9%      >$ 22,260/>8.0%      >$ 27,825/>10.0%
   Mahopac                                   $ 20,559/12.3%      >$ 13,346/>8.0%      >$ 16,682/>10.0%
Tier I Capital (to risk-weighted assets)
   The Company (consolidated)                $117,435/12.7%      >$ 37,076/>4.0%      >$ 55,613/> 6.0%
   Trust Company                             $ 64,332/13.3%      >$ 19,277/>4.0%      >$ 28,916/> 6.0%
   Castile                                   $ 26,983/ 9.7%      >$ 11,130/>4.0%      >$ 16,695/> 6.0%
   Mahopac                                   $ 18,697/11.2%      >$  6,673/>4.0%      >$ 10,009/> 6.0%
Tier I Capital (to average assets)
   The Company (consolidated)                $117,435/ 8.5%      >$ 41,527/>3.0%      >$ 69,212/> 5.0%
   Trust Company                             $ 64,332/ 8.1%      >$ 23,751/>3.0%      >$ 39,585/> 5.0%
   Castile                                   $ 26,983/ 7.7%      >$ 10,504/>3.0%      >$ 17,506/> 5.0%
   Mahopac                                   $ 18,697/ 7.4%      >$  7,598/>3.0%      >$ 12,663/> 5.0%

======================================================================================================

Generally, dividends from the banking subsidiaries to the Company are limited to retained net profits for the current year and two preceding years, unless specific approval is received from the appropriate bank regulatory authority. At December 31, 2002, the retained net profits of the Company's bank subsidiaries available to pay dividends were $21,344,000.

Each bank subsidiary is required to maintain reserve balances by the Federal Reserve Bank of New York. At December 31, 2002, and 2001, the reserve requirements for the Company's banking subsidiaries totaled $19,035,000 and $14,824,000, respectively.


Note 18 Condensed Parent Company Only Financial Statements

Condensed financial statements for Tompkins Trustco, Inc. (the Parent Company) as of December 31 are presented below.


Condensed Statements of Condition

(in thousands)                                                                                                 2002            2001
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash                                                                                                       $  5,401        $  2,853
Available-for-sale securities, at fair value                                                                    121             121
Investment in subsidiaries, at equity                                                                       142,997         125,686
Other                                                                                                         2,929           3,189
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       Total Assets        $151,448        $131,849
-----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES and SHAREHOLDERS EQUITY

Liabilities                                                                                                $    851        $    777
Shareholders' Equity                                                                                        150,597         131,072
-----------------------------------------------------------------------------------------------------------------------------------
                                                         Total Liabilities and Shareholders' Equity        $151,448        $131,849
===================================================================================================================================


Condensed Statements of Income

(in thousands)                                                                                 2002            2001            2000
-----------------------------------------------------------------------------------------------------------------------------------
Dividends from available-for-sale securities                                               $      6        $     46        $    169
Dividends received from subsidiaries                                                         11,600          11,060          16,098
Securities gains                                                                                  0              66             299
Other income                                                                                      0               0              87
Other gain/(loss)                                                                                29             (86)              0
-----------------------------------------------------------------------------------------------------------------------------------
                                                              Total Operating Income         11,635          11,086          16,653
-----------------------------------------------------------------------------------------------------------------------------------

Amortization of intangibles                                                                       0               0             451
Other expenses                                                                                  537             715             683
-----------------------------------------------------------------------------------------------------------------------------------
                                                            Total Operating Expenses            537             715           1,134
-----------------------------------------------------------------------------------------------------------------------------------
                                     Income Before Taxes and Equity in Undistributed
                                                            Earnings of Subsidiaries         11,098          10,371          15,519
Income tax benefit                                                                              286             296             375
Equity in undistributed earnings of subsidiaries                                             11,530           8,960           1,618
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          Net Income       $ 22,914        $ 19,627        $ 17,512
===================================================================================================================================

Condensed Statements of Cash Flows
(in thousands)                                                                                 2002            2001            2000
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                 $ 22,914        $ 19,627        $ 17,512
Adjustments to reconcile net income to net cash provided by operating activities:
  Equity in undistributed earnings of subsidiaries                                          (11,530)         (8,960)         (1,618)
  Amortization of intangible assets                                                               0               0             451
  Realized gains on available-for-sale securities                                                 0             (66)           (299)
  Issuance of treasury shares                                                                     0              10              75
  ESOP compensation expenses                                                                    414             744             159
  Other, net                                                                                      1          (1,488)           (649)
-----------------------------------------------------------------------------------------------------------------------------------
                                          Net Cash Provided by Operating Activities          11,799           9,867          15,631
-----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of available-for-sale securities                                                         0               0               0
Proceeds from sale of available-for-sale securities                                               0           1,497           1,047
Net cash (used in) provided by acquisitions                                                     (21)         (1,206)              0
-----------------------------------------------------------------------------------------------------------------------------------
                                Net Cash (Used in) Provided by Investing Activities             (21)            291           1,047
-----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Cash dividends                                                                               (8,577)         (8,136)         (7,696)
Repurchase of common shares                                                                  (1,353)         (3,408)         (4,870)
Cash paid in lieu of fractional Letchworth common shares                                          0               0              (9)
Net proceeds from exercise of stock options, warrants, and related tax benefits                 748             734             288
Advances from subsidiaries                                                                        0               0               0
Repayment of advances from subsidiaries                                                         (48)           (341)         (1,314)
-----------------------------------------------------------------------------------------------------------------------------------
                                              Net Cash Used in Financing Activities          (9,230)        (11,151)        (13,601)
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                               2,548            (993)          3,077
Cash at beginning of year                                                                     2,853           3,846             769
-----------------------------------------------------------------------------------------------------------------------------------
                                                                Cash at End of Year        $  5,401        $  2,853        $  3,846
===================================================================================================================================

Unaudited Quarterly Financial Data:
                                                                                   2002
-----------------------------------------------------------------------------------------------------------------
(in thousands except per share data)                        First          Second           Third          Fourth
-----------------------------------------------------------------------------------------------------------------
Interest and dividend income                              $22,753         $23,869         $23,813         $23,524
Interest expense                                            7,176           7,484           7,262           6,896
Net interest income                                        15,577          16,385          16,551          16,628
Provision for loan/lease losses                               376             435             686             738
Income before income tax                                    7,849           8,975           9,336           8,046
Net income                                                  5,205           5,922           6,208           5,579
Net income per common share (basic)                           .70             .80             .84             .75
Net income per common share (diluted)                         .69             .78             .82             .74
=================================================================================================================


                                                                                   2001
-----------------------------------------------------------------------------------------------------------------
(in thousands except per share data)                        First          Second           Third          Fourth
-----------------------------------------------------------------------------------------------------------------
Interest and dividend income                              $23,851         $23,824         $23,464         $23,019
Interest expense                                           10,318           9,579           8,670           7,608
Net interest income                                        13,533          14,245          14,794          15,411
Provision for loan/lease losses                               185             320             401             700
Income before income tax                                    7,224           7,325           8,190           7,307
Net income                                                  4,793           4,773           5,265           4,796
Net income per common share (basic)                           .65             .65             .71             .65
Net income per common share (diluted)                         .64             .64             .70             .64
=================================================================================================================

Report of KPMG LLP,
Independent Auditors


Board of Directors and Shareholders, Tompkins Trustco, Inc.


We have audited the accompanying consolidated statements of condition of Tompkins Trustco, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tompkins Trustco, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



KPMG LLP

January 28, 2003
Syracuse, New York

Management's Statement of Responsibility


Management is responsible for preparation of the consolidated financial statements and related financial information contained in all sections of this annual report, including the determination of amounts that must necessarily be based on judgments and estimates. It is the belief of management that the consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, and that the financial information appearing throughout this annual report is consistent with the consolidated financial statements.

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



/s/ JAMES J. BYRNES                    /s/ FRANCIS M. FETSKO
------------------------------         ------------------------------
James J. Byrnes                        Francis M. Fetsko
Chief Executive Officer                Chief Financial Officer

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 of Form 10-K with respect to the Company's directors is incorporated by reference from the information contained in the section captioned "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held in May, 2003 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date. For information with respect to the Company's executive officers, see the section captioned "Executive Officers of the Company" at the end of Part I of this report. The information required by
Item 10 of Form 10-K with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information contained in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.


Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned "Executive Compensation" in the Proxy Statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Proxy Statement.


Item 13. Certain Relationships and Related Transactions

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.


Item 14. Controls and Procedures

The Company's management, including its Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as January 27, 2003 (the "Evaluation Date") within 90 days of the filing date of this report. Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's Exchange Act filings.

There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed by the Company's Chief Executive Officer and Chief Financial Officer.


Item 15. Principal Accountant Fees and Services

The information required by Item 15 of Form 10-K is incorporated by reference from the information contained in the section captioned "Report of the Audit/Examining Committee of the Board of Directors" in the Proxy Statement.

PART IV

Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)(1) The following financial statements and accountant's report are included in this Annual Report on Form 10-K:

         Report of Independent Auditors

         Consolidated Statements of Condition for the years ended December 31, 2002 and 2001

         Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000

         Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

         Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2002, 2001, and 2000

         Notes to Consolidated Financial Statements

  (a)(2) List of Financial Schedules

         Not Applicable.

  (a)(3) Exhibits

   Item No.       Description

         2. Agreement and Plan of Reorganization, dated as of March 14, 1995, among the Bank, the Company and the Interim Bank incorporated herein by reference to the identically numbered exhibit contained in the Company's Registration Statement on Form 8-A (No. 0-27514), as filed with the Commission on December 29, 1995, and amended.

         3.1 Certificate of Incorporation of the Company, as amended to date, incorporated herein by reference to the identically numbered exhibit contained in the Company's Registration Statement on Form 8-A (No. 0-27514), as filed with the Commission on December 29, 1995.

         3.2 Bylaws of the Company, as amended to date, incorporated herein by reference to the identically numbered exhibit contained in the Company's Registration Statement on Form 8-A (No. 0-27514), as filed with the Commission on December 29, 1995.

         4. Form of Specimen Common Stock Certificate of the Company incorporated herein by reference to the identically numbered exhibit contained in the Company's Registration Statement on Form 8-A (No. 0-27514), as filed with the Commission on December 29, 1995.

         10.2 1992 Stock Option Plan incorporated herein by reference to the identically numbered exhibit contained in the Company's Registration Statement on Form 8-A (No. 0-27514), as filed with the Commission on December 29, 1995. *

         10.3 1996 Stock Retainer Plan for Non-Employee Directors incorporated herein by reference to the identically numbered exhibit contained in the Company's Registration Statement on Form 8-A (No. 0-27514), as filed with the Commission on December 29, 1995. *

         10.4 Form of Director Deferred Compensation Agreement incorporated herein by reference to the identically numbered exhibit contained in the Company's Registration Statement on Form 8-A (No. 0-27514), as filed with the Commission on December 29, 1995. *

         10.5 Deferred Compensation Plan for Senior Officers incorporated herein by reference to the identically numbered exhibit contained in the Company's Registration Statement on Form 8-A (No. 0-27514), as filed with the Commission on December 29, 1995. *

         10.6 Supplemental Executive Retirement Agreement with James J. Byrnes incorporated herein by reference to the identically numbered exhibit contained in the Company's Registration Statement on Form 8-A (No. 0-27514), as filed with the Commission on December 29, 1995, and amended. *

         10.7 Severance Agreement with James J. Byrnes incorporated herein by reference to the identically numbered exhibit contained in the Company's Registration Statement on Form 8-A (No. 0-27514), as filed with the Commission on December 29, 1995, and amended. *

         10.8 Lease Agreement dated August 20, 1993, between Tompkins County Trust Company and Comex Plaza Associates, relating to leased property at the Rothschilds Building, Ithaca, NY, incorporated herein by reference to the identically numbered exhibit contained in the Company's Form 10-K, as filed with the Commission on March 26, 1996, and amended.

         10.9 Employment Agreement, dated September 12, 1989, by and between Letchworth and James W. Fulmer, incorporated by reference to Letchworth's Amendment No. 1 to Form S-18 Registration Statement (Reg. No. 33-31149-NY), filed with the Commission on October 31, 1989, and wherein such Exhibit is designated
                  Exhibit 10(a).*

         10.10 Employment Agreement, dated as of January 1,1991, by and between Letchworth and Brenda L. Copeland, incorporated by reference to Letchworth's Annual Report on Form 10-K for the year ended December 31, 1991, filed with the Commission on March 30, 1992, and wherein such Exhibit is designated Exhibit 10(b). *

         10.11 Employee Stock Ownership Plan of Letchworth, incorporated by reference to Letchworth's Registration Statement on Form S-18 (Reg. No. 33-31149-NY), filed with the Commission on September 2, 1989, and wherein such Exhibit is designated Exhibit 10(c).
                  *

         10.12 Defined Benefit Pension Plan of Letchworth, incorporated by reference to Letchworth's Registration Statement on Form S-18 (Reg. No. 33-31149-NY), filed with the Commission on September 2, 1989, and wherein such Exhibit is designated Exhibit 10(d).
                  *

         10.13 Form of Executive Supplemental Income Agreement, as amended, incorporated by reference to Letchworth's Annual Report on Form 10-K for the year ended December 31, 1991 and filed with the Commission on March 30, 1992, and where in such Exhibit is designated Exhibit 19. *

         10.14 Form of Director Deferred Compensation Agreement, incorporated by reference to Letchworth's Registration Statement on Form S-18 (Reg. No. 33-31149-NY), filed with the Commission on September 2, 1989, and wherein such Exhibit is designated
                  Exhibit 10(f). *

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

         10.20 Salary Savings Plan (401(k) Plan) of Letchworth, incorporated by reference to Letchworth's Amendment No. 1 to Form S-18 Registration Statement (Reg. No. 33-31149-NY), filed with the Commission on October 31, 1989, and wherein such Exhibit is designated Exhibit 10(l). *

         10.21 Loan Agreement, dated November 6, 1990, by and between Letchworth and Alden State Bank, incorporated by reference to Letchworth's Annual Report on Form 10-K for the year-ended December 31, 1990, and filed with the Commission on April 1, 1991, and wherein such Exhibit is designated Exhibit 10(m).

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

         10.30 Employment Agreement, dated January 1999, by and between Mahopac National Bank and Stephen E. Garner, incorporated by reference to the identically numbered exhibit contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the commission on March 29, 2002. *

         10.31    2001 Stock Option Plan incorporated herein by reference to
                  Exhibit 99 contained in the Registrant's Registration Statement on Form S-8 (No. 333-75822), as filed with the Commission on December 12, 2001, and amended *

         10.32 Mahopac National Bank Supplemental Executive Retirement Agreement, dated May 15, 2000, by and between Mahopac National Bank and Stephen E. Garner, incorporated by reference to the identically numbered exhibit contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the commission on March 29, 2002. *

         11. Statement of Computation of Earnings Per Share Required information is incorporated by reference to Note 15 of the Company's consolidated financial statements included under
                  Item 8.

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

                  The Mahopac National Bank, which is wholly-owned by the Company, and its subsidiary Mahopac Funding Corporation, Inc., which is approximately 99% owned by The Mahopac National Bank.

                  Tompkins Insurance Agencies, Inc., which is wholly-owned by the Company

         23       Consent of KPMG LLP (filed herewith)

         24       Power of Attorney, included on page 66 of this Report.

         99.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         * Management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Report on Form 10-K pursuant to Item 15(c) of the Report

  (b)    Reports on Form 8-K

         The Company filed no Current Reports on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         TOMPKINS TRUSTCO, INC.

         /s/ JAMES J. BYRNES
         -------------------------------------------------
     By: James J. Byrnes
         Chairman of the Board and Chief Executive Officer

         Date: March 28, 2003



                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, James J. Byrnes and Frank
M. Fetsko, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution, for him or her, and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                       Capacity                           Signature                       Capacity
---------                       --------                           ---------                       --------

/s/ JAMES J. BYRNES             Chairman of the Board and          /s/ EDWARD C. HOOKS             Director
---------------------------     Chief Executive Officer            ---------------------------
James J. Byrnes                                                    Edward C. Hooks

/s/ JAMES W. FULMER             President, Director                /s/ BONNIE H. HOWELL            Vice Chairman
---------------------------                                        ---------------------------     Director
James W. Fulmer                                                    Bonnie H. Howell

/s/ FRANCIS M. FETSKO           Senior Vice President and          /s/ HUNTER R. RAWLINGS, III     Director
---------------------------     Chief Financial Officer            ---------------------------
Francis M. Fetsko                                                  Hunter R. Rawlings, III

/s/ JOHN ALEXANDER              Director                           /s/ THOMAS R. SALM              Director
---------------------------                                        ---------------------------
John E. Alexander                                                  Thomas R. Salm

/s/ REEDER D. GATES             Director                           /s/ MICHAEL SPAIN               Director
---------------------------                                        ---------------------------
Reeder D. Gates                                                    Michael Spain

/s/ WILLIAM W. GRISWOLD         Director                           /s/ WILLIAM D. SPAIN            Director
---------------------------                                        ---------------------------
William W. Griswold                                                William D. Spain

/s/ JAMES R. HARDIE             Director                           /s/ CRAIG YUNKER                Director
---------------------------                                        ---------------------------
James R. Hardie                                                    Craig Yunker

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, James J. Byrnes, certify that:


1.  I have reviewed this annual report on Form 10-K of Tompkins Trustco, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003


/s/ JAMES J. BYRNES
-----------------------
James J. Byrnes
Chairman and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, Francis M. Fetsko, certify that:

1.  I have reviewed this annual report on Form 10-K of Tompkins Trustco, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003


/s/ FRANCIS M. FETSKO
-----------------------
Francis M. Fetsko
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
-------------



EXHIBIT NUMBER                     DESCRIPTION
--------------                     -----------

23                Consent of KPMG LLP

99.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002

                             [COMPANY LOGO OMITTED]
                      P.O. Box 460, Ithaca, New York 14851
                                 (607) 273-3210

                             www.tompkinstrustco.com