Form 10-Q
period 2003-03-31
TOMPKINS TRUSTCO INC
filed 2003-05-05
CIK 1005817

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

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

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

                  Class                        Outstanding as of  April 25, 2003
       ----------------------------            ---------------------------------
       Common Stock, $.10 par value                    7,394,327 shares

                             TOMPKINS TRUSTCO, INC.

                                    FORM 10-Q

                                      INDEX



PART I -FINANCIAL INFORMATION
                                                                                  PAGE
                                                                                  ----
         Item 1 - Financial Statements (Unaudited)
                  Condensed Consolidated Statements of Condition as of
                  March 31, 2003 and December 31, 2002                              3

                  Condensed Consolidated Statements of  Income for
                  the three months ended March 31, 2003 and 2002                    4

                  Condensed Consolidated Statements of Cash Flows for the
                  three ended March 31, 2003 and 2002                               5

                  Condensed Consolidated Statements of Changes in Shareholders'
                  Equity for the three months ended March 31, 2003 and 2002         6

                  Notes to Unaudited Condensed Consolidated Financial Statements   7-9

         Item 2 - Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                      10-16

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk       16

         Item 4 - Controls and Procedures                                          17

         Average Consolidated Balance Sheet and Net Interest Analysis              18

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                                19

         Item 2 - Changes in Securities and Use of Proceeds                        19


         Item 3 - Defaults on Senior Securities                                    19

         Item 4 - Submission of Matters to a Vote of Securities Holders            19

         Item 5 - Other Information                                                19

         Item 6 - Exhibits and Reports on Form 8-K                                 19

SIGNATURES                                                                         20

                  Certification of Chief Executive Officer                         21
                  Certification of Chief Financial Officer                         22

EXHIBIT INDEX                                                                      23

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                       (In thousands, except share data)

                                                                                    (Unaudited)
                                                                                       As of          As of
ASSETS                                                                               03/31/2003     12/31/2002
                                                                                     -----------    -----------
Cash and noninterest bearing balances due from banks                                 $    60,158    $    53,898
Interest bearing balances due from banks                                                       0         10,000
Federal funds sold                                                                           325            400
Available-for-sale securities, at fair value                                             580,133        493,780
Held-to-maturity securities, fair value of $42,030 at
    March 31, 2003 and $40,260 at December 31, 2002                                       40,311         38,722
Loans and leases net of unearned income and deferred costs and fees                    1,004,471        995,346
Less:  Reserve for loan/lease losses                                                      11,990         11,704
---------------------------------------------------------------------------------------------------------------
                                                                  Net Loans/Leases       992,481        983,642

Bank premises and equipment, net                                                          27,174         27,111
Corporate owned life insurance                                                            21,634         21,382
Goodwill                                                                                  10,757         10,684
Intangible assets                                                                          3,332          3,422
Accrued interest and other assets                                                         27,552         27,162
---------------------------------------------------------------------------------------------------------------
                                                                      Total Assets   $ 1,763,857    $ 1,670,203
===============================================================================================================

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARIES AND SHAREHOLDERS' EQUITY
Deposits:
     Interest bearing:
          Checking, savings and money market                                         $   718,090    $   710,753
          Time                                                                           392,625        379,603
     Noninterest bearing                                                                 245,177        249,929
---------------------------------------------------------------------------------------------------------------
                                                                    Total Deposits     1,355,892      1,340,285

Federal funds purchased and securities sold under agreements to repurchase               120,386         77,843
Other borrowings                                                                         116,790         81,930
Other liabilities                                                                         19,607         18,059
---------------------------------------------------------------------------------------------------------------
                                                                 Total Liabilities   $ 1,612,675    $ 1,518,117
---------------------------------------------------------------------------------------------------------------

Minority interest in consolidated subsidiaries                                             1,523          1,489

Shareholders' equity:
     Common Stock - par value $.10 per share: Authorized 15,000,000 shares;
          Issued: 7,394,127 at March 31, 2003; and 7,465,286 at December 31, 2002            740            747
     Surplus                                                                              42,812         45,997
     Undivided profits                                                                   100,380         96,722
     Accumulated other comprehensive income                                                6,193          7,597
     Treasury stock, at cost - 24,529 shares at March 31, 2003,
          and December 31, 2002                                                             (466)          (466)


---------------------------------------------------------------------------------------------------------------
                                                        Total Shareholders' Equity   $   149,659    $   150,597
---------------------------------------------------------------------------------------------------------------
                 Total Liabilities, Minority Interest in Consolidated Subsidiaries
                                                          and Shareholders' Equity   $ 1,763,857    $ 1,670,203
===============================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)


                                                                                          Three months ended
                                                                                      -------------------------
                                                                                      03/31/2003    03/31/2002
                                                                                      -----------   -----------
INTEREST AND DIVIDEND INCOME
Loans                                                                                 $    16,891   $    16,766
Interest on balances due from banks                                                            15             0
Federal funds sold                                                                             13            56
Available-for-sale securities                                                               5,476         5,645
Held-to-maturity securities                                                                   394           286
---------------------------------------------------------------------------------------------------------------
                                                 Total Interest and Dividend Income        22,789        22,753
---------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits:
     Time certificates of deposits of $100,000 or more                                        754           903
     Other deposits                                                                         3,809         4,613
Federal funds purchased and securities sold under agreements to repurchase                    620           639
Other borrowings                                                                            1,062         1,021
---------------------------------------------------------------------------------------------------------------
                                                             Total Interest Expense         6,245         7,176
---------------------------------------------------------------------------------------------------------------
                                                                Net Interest Income        16,544        15,577
---------------------------------------------------------------------------------------------------------------
                                             Less:  Provision for loan/lease losses           540           376
---------------------------------------------------------------------------------------------------------------
                          Net Interest Income After Provision for Loan/Lease Losses        16,004        15,201
---------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Trust and investment services income                                                        1,000         1,079
Service charges on deposit accounts                                                         1,679         1,315
Insurance commissions and fees                                                              1,270         1,177
Other service charges                                                                       1,330         1,098
Increase in cash surrender value of corporate owned life insurance                            252           311
Other income                                                                                  535           330
Net realized gain on available-for-sale securities                                             59             0
---------------------------------------------------------------------------------------------------------------
                                                           Total Noninterest Income         6,125         5,310
---------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salary and wages                                                                            5,987         5,430
Pension and other employee benefits                                                         1,833         1,574
Net occupancy expense of bank premises                                                        896           736
Furniture and fixture expense                                                                 822           817
Amortization of intangible assets                                                             190           238
Other operating expense                                                                     3,499         3,833
---------------------------------------------------------------------------------------------------------------
                                                         Total Noninterest Expenses        13,227        12,628
---------------------------------------------------------------------------------------------------------------
                                      Income Before Income Tax Expense and Minority
                                              Interest in Consolidated Subsidiaries         8,902         7,883
---------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                                 33            34
                                                                 Income Tax Expense         2,984         2,644
---------------------------------------------------------------------------------------------------------------
                                                                         Net Income   $     5,885   $     5,205
===============================================================================================================
Basic Earnings Per Share                                                              $      0.79   $      0.70
Diluted Earnings Per Share                                                            $      0.78   $      0.69
===============================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                                    Three months ended
                                                                                 ------------------------
                                                                                 3/31/2003     3/31/2002
                                                                                 ----------    ----------
OPERATING ACTIVITIES
Net income                                                                       $    5,885    $    5,205
Adjustments to reconcile net income to net cash
     provided by operating activities:
Provision for loan/lease losses                                                         540           376
Depreciation and amortization premises, equipment, and software                         760           735
Amortization of intangible assets                                                       190           238
Earnings from corporate owned life insurance                                           (252)         (298)
Net amortization on securities                                                          887           376
Net realized gain on available-for-sale securities                                      (59)            0
Net gain on sale of loans                                                              (500)         (209)
Proceeds from sale of loans                                                          16,372        13,565
Loans originated for sale                                                           (15,543)      (13,028)
ISOP/ESOP shares released for allocation                                                  0           113
Increase in accrued interest receivable                                                (382)         (196)
Increase (decrease) in accrued interest payable                                          47          (564)
Other, net                                                                            2,377           532
---------------------------------------------------------------------------------------------------------
                                     Net Cash Provided by Operating Activities       10,322         6,845
---------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities                            83,826        53,939
Proceeds from sales of available-for-sale securities                                     59            22
Proceeds from maturities of held-to-maturity securities                               4,511         3,663
Purchases of available-for-sale securities                                         (173,390)     (140,780)
Purchases of held-to-maturity securities                                             (6,116)       (6,624)
Net increase in loans                                                                (9,708)       (5,179)
Purchases of bank premises and equipment                                               (778)         (934)
Redemption of corporate owned life insurance                                              0           458
Net cash used in acquisitions                                                           (53)          (21)
---------------------------------------------------------------------------------------------------------
                                         Net Cash Used in Investing Activities     (101,649)      (95,456)
---------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase in demand, money market,
  and savings deposits                                                                2,585       193,907
Net increase (decrease) in time deposits                                             13,022       (50,368)
Net increase (decrease) in securities sold under agreements
   to repurchase and Federal funds purchased                                         42,543       (36,927)
Increase in other borrowings                                                         40,000         9,269
Repayment of other borrowings                                                        (5,219)         (281)
Cash dividends                                                                       (2,227)       (2,072)
Common stock repurchased and returned to unissued status                             (3,479)         (346)
Net proceeds from exercise of stock options and related tax benefit                     287           237
---------------------------------------------------------------------------------------------------------
                                     Net Cash Provided by Financing Activities       87,512       113,419
---------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                 (3,815)       24,808
Cash and Cash Equivalents at beginning of Period                                     64,298        44,117
Total Cash & Cash Equivalents at End of Period                                   $   60,483    $   68,925
=========================================================================================================

Supplemental Information:
     Cash paid during the year for:
          Interest                                                               $    6,198    $    7,740
          Taxes                                                                         873           294

See accompanying notes to unaudited condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (In thousands, except share data) (Unaudited)

                                                                                Accumulated
                                                                                   Other
                                             Common                  Undivided  Comprehensive   Treasury   Unallocated
                                             Stock        Surplus     Profits   Income (Loss)    Stock      ISOP/ESOP     Total
==================================================================================================================================
Balances at
January 1, 2002                            $     744    $  45,456    $  82,385    $   3,039    ($    466)   ($     86)   $ 131,072
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
     Net Income                                                          5,205                                               5,205
    Other comprehensive loss                                                         (2,291)                                (2,291)
                                                                                                                         ---------
              Total Comprehensive Income                                                                                     2,914
                                                                                                                         =========

Cash dividends ($0.28/Share)                                            (2,072)                                             (2,072)
Exercise of stock options, and related
     tax benefit (10,342 shares, net)              1          236                                                              237
Common stock repurchased and returned
     to unissued status (8,500 Shares)            (1)        (345)                                                            (346)
ESOP shares committed to be released
     for allocation (3,449 shares)                            102                                                  11          113
----------------------------------------------------------------------------------------------------------------------------------
Balances at
March 31, 2002                             $     744    $  45,449    $  85,518    $     748    ($    466)   ($     75)   $ 131,918
----------------------------------------------------------------------------------------------------------------------------------


==================================================================================================================================
Balances at
January 1, 2003                            $     747    $  45,997    $  96,722    $   7,597    ($    466)   $       0    $ 150,597
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
     Net Income                                                          5,885                                               5,885
    Other comprehensive loss                                                         (1,404)                                (1,404)
                                                                                                                         ---------
              Total Comprehensive Income                                                                                     4,481
                                                                                                                         =========

Cash dividends ($0.30/Share)                                            (2,227)                                             (2,227)
Exercise of stock options and related
    tax benefit (10,711 shares, net)               1          286                                                              287
Common stock repurchased and returned
   to unissued  status (81,870 shares)            (8)      (3,471)                                                          (3,479)
----------------------------------------------------------------------------------------------------------------------------------
Balances at
March 31, 2003                             $     740    $  42,812    $ 100,380    $   6,193    ($    466)   $       0    $ 149,659
==================================================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Trustco, Inc. ("Tompkins" or the "Company"), is the corporate parent to three community banks, Tompkins Trust Company ("Trust Company"), The Bank of Castile, and The Mahopac National Bank ("Mahopac National Bank"), which together operate 33 banking offices in local New York State market areas served by its subsidiary banks. Headquartered in Ithaca, New York, Tompkins is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Tompkins was organized in 1995, under the laws of the State of New York, as a bank holding company for Tompkins Trust Company, a commercial bank that has operated in Ithaca and surrounding communities since 1836.

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

In management's opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's 2002 Annual Report on Form 10-K. The consolidated financial information included herein combines the results of operations, the assets, liabilities, and shareholders' equity of the Company and its subsidiaries. Amounts in the prior period's consolidated financial statements are reclassified when necessary to conform to the current period's presentation. All significant intercompany balances and transactions are eliminated in consolidation.

3. Earnings Per Share

A computation of Basic Earnings Per Share ("EPS") and Diluted EPS for the three month periods ending March 31, 2003 and 2002, is presented in the table below.

-------------------------------------------------------------------------------------------------------------------------
                                                                                                 Weighted           Per
Three months ended March 31, 2003                                           Net Income         Average Shares      Share
(In thousands except share and per share data)                              (Numerator)        (Denominator)       Amount
-------------------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                                        $5,885             7,413,866       $0.79

Effect of dilutive securities                                                                       118,328

Diluted EPS
Income available to common shareholders plus assumed conversions               $5,885             7,532,194       $0.78
=========================================================================================================================

-------------------------------------------------------------------------------------------------------------------------
                                                                                                 Weighted           Per
Three months ended March 31, 2002                                           Net Income         Average Shares      Share
(In thousands except share and per share data)                              (Numerator)        (Denominator)       Amount
-------------------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                                        $5,205             7,411,335       $0.70

Effect of dilutive securities                                                                       128,898

Diluted EPS
Income available to common shareholders plus assumed conversions               $5,205             7,540,233       $0.69
=========================================================================================================================


4. Comprehensive Income (Loss)
                  Three months ended

(In thousands)                                                                         03/31/2003      03/31/2002
-----------------------------------------------------------------------------------------------------------------
Net Income                                                                               $ 5,885         $ 5,205
-----------------------------------------------------------------------------------------------------------------

Net unrealized holding losses during the period                                           (1,369)         (2,291)
                      Memo: Pre-tax net unrealized holding loss                           (2,281)         (3,818)

Reclassification adjustment for net realized gain on
     available-for-sale securities                                                           (35)              0
                                Memo: Pre-tax net realized gain                              (59)              0
-----------------------------------------------------------------------------------------------------------------
Other Comprehensive Loss                                                                  (1,404)         (2,291)

-----------------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                                               $ 4,481         $ 2,914
=================================================================================================================


5.  Recent Accounting Pronouncements


ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS: In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company's consolidated financial statements.

ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES: In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 effective January 1, 2003, did not have a material effect on the Company's financial statements.

ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, AN AMENDMENT OF SFAS NO. 123: In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-transition and Disclosure, an Amendment of SFAS No.
123. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002.

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

                                                                                          Three months ended

(in thousands except per share data)                                                   3/31/03          3/31/02
----------------------------------------------------------------------------------------------------------------
Net income:
    As reported                                                                         $5,885           $5,205
    Deduct: Total stock-based employee compensation expense determined under
       fair value based method for all awards, net of related tax effects                  112               80
    Pro forma                                                                           $5,773           $5,125
----------------------------------------------------------------------------------------------------------------

Basic earnings per share:
    As reported                                                                          $0.79            $0.70
    Pro forma                                                                             0.78             0.69
----------------------------------------------------------------------------------------------------------------

Diluted earnings per share
    As reported                                                                          $0.78            $0.69
    Pro forma                                                                             0.77             0.68
================================================================================================================

The per share weighted average fair value of the 1,000 stock options granted during the first three months of 2003 was $16.21. No stock options were granted during the first quarter of 2002. Fair values were arrived at using the Black Scholes option-pricing model with the following assumptions:

                                                          2003             2002
--------------------------------------------------------------------------------
Risk-free interest rate                                   3.44%             NA
Expected dividend yield                                   3.00%             NA
Volatility                                               46.20%             NA
Expected life (years)                                     7.00              NA
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

GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS TO OTHERS: In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

Tompkins Trustco, Inc. ("Tompkins" or "the Company") was organized in 1995, as the parent company of Tompkins Trust Company, which traces its charter back to 1836. On December 31, 1999, the Company completed a merger with Letchworth Independent Bancshares Corporation ("Letchworth"), at which time Letchworth was merged with and into Tompkins. Upon completion of the merger, Letchworth's two subsidiary banks, The Bank of Castile and The Mahopac National Bank ("Mahopac National Bank"), became subsidiaries of Tompkins.

Effective January 1, 2001, the Company completed the acquisition of 100% of the common stock of Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., in a cash and stock transaction accounted for as a purchase. The two agencies have been merged with and into Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"), a wholly-owned subsidiary of Tompkins. The agencies primarily offer property and casualty insurance to individuals and businesses in Western New York State. Tompkins Insurance has six offices located in the towns of Attica, Warsaw, Alden, LeRoy, Batavia and Caledonia. Further details pertaining to the mergers and acquisitions are presented in Note 2 to the Company's 2002 Annual Report on Form 10-K.

Through its community bank subsidiaries, the Company provides traditional banking related services which constitute the Company's only business segment. Banking services consist primarily of attracting deposits from the areas served by its banking offices and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans (including commercial loans collateralized by real estate), and leases, and providing trust and investment related services. The Company's principal expenses are interest on deposits, interest on borrowings, and operating and general administrative expenses, as well as provisions for loan/lease losses. Funding sources, other than deposits, include borrowings, securities sold under agreements to repurchase, and cash flow from lending and investing activities. The Company conducts trust and investment services through Tompkins Investment Services, a division of Tompkins Trust Company. Tompkins Investment Services provides trust and investment services, including investment management accounts, custody accounts, trusts, retirement plans and rollovers, estate settlement, and financial planning. Tompkins Insurance primarily provides services consisting of property and casualty insurance for individuals and businesses, which complement the services offered through the Company's banking subsidiaries.

The following discussion is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of Tompkins Trustco, Inc. and its operating subsidiaries. It should be read in conjunction with the Company's Form 10-K and related notes for the year ended December 31, 2002, and the unaudited condensed consolidated financial statements and notes included elsewhere in this report.


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


Critical Accounting Policies

In the course of the Company's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Company. Some of these policies are more critical than others. Management considers the accounting policy relating to the reserve for loan/lease losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Company's results of operations. While management's evaluation of the reserve for loan/lease losses as of March 31, 2003, considers the allowance to be adequate, under adversely different conditions or assumptions, the Company would need to increase the allowance.

All accounting policies are important and the reader of the financial statements should review these policies, described in Note 1 of the Company's Form 10-K for the year ended December 31, 2002, to gain a greater understanding of how the Company's financial performance is reported.

RESULTS OF OPERATIONS

For the quarter ended March 31, 2003, net income was $5.9 million, an increase of 13.1% over the same period in 2002. Diluted earnings per share was $0.78 for the first quarter of 2003, compared to $0.69 for the same period in 2002. The Company's key performance ratios remain strong. Return on average assets for the quarter ended March 31, 2003, was 1.40%, compared to 1.42% for the same period in 2002. Return on average shareholders' equity for the first quarter of 2003 was 15.89%, compared to 15.86% for the same period in 2002.

Net Interest Income
The attached Average Consolidated Balance Sheet and Net Interest Analysis illustrates the trend in average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. The Company earned tax-equivalent net interest income of $17.1 million for the three months ended March 31, 2003, an increase of 6.6% over the same period in 2002. An increased volume of earning assets helped offset a decline in net interest margin in the current quarter. The net interest margin for the quarter declined from 4.80% in 2002, to 4.45% in 2003.

A declining trend in interest rates has resulted in declines in both the yield on earning assets and the cost of interest-bearing liabilities. The yield on earning assets declined from 6.94% for the first three months of 2002, to 6.07% for the same period in 2003. The cost of interest-bearing liabilities declined from 2.62% to 1.97% over the same period.

Average earning assets for the year-to-date period ended March 31, 2003, increased $202.3 million, or 14.9% over the same period in 2002. Growth in earning assets was concentrated in securities, residential real estate, and commercial lending products. Average securities (excluding changes in unrealized gains and losses on available-for-sale securities) increased by $101.1 million from the first three months of 2002. Growth in the securities portfolio includes a $26.7 million increase in average U.S. Government agency securities, and a $72.3 million increase in U.S. Government mortgage-backed securities.

Application volume for residential mortgages over the past 12 months remained very strong, driven by a low interest rate environment. Despite $31.3 million in residential mortgage loan sales between March 31, 2002 and March 31, 2003, average residential real estate loans increased by $64.3 million as of March 31, 2003, when compared to the same period last year.

Between March 31, 2002 and March 31, 2003, average balances for commercial real estate loans, commercial loans, and commercial leases increased by $19.3 million, $18.9 million, and $1.6 million, respectively. The combined average balances of these commercial loan products increased by 10.4% from the first quarter of 2002 to the first quarter of 2003. These commercial lending products represented 46.9% of average loans at March 31, 2003, compared with 47.6% of average loans at March 31, 2002. Management continues to emphasize commercial services, as these commercial loan products are typically attractive to the Company from a yield and interest rate risk management perspective.

Core deposits (total deposits, less: brokered deposits, municipal money market deposits, and time deposits of $100,000 or more) supported the growth in average assets in 2003. Core deposits increased by $46.8 million or 4.7% from an average balance of $996.5 million for the first three months of 2002, to $1.0 billion for the same period in 2003. Core deposits represent the Company's largest and lowest cost funding source, with average core deposits representing 67.3% of average liabilities for the first three months of 2003. This compares to 73.9% for the same period in 2002.

Non-core funding sources, which include time deposits of $100,000 or more, brokered deposits, municipal money market deposits, Federal funds purchased, securities sold under agreements to repurchase (repurchase agreements), and other borrowings provided additional sources of funding to support asset growth. Average balances on these non-core funding sources increased by $151.9 million between March 31, 2002 and March 31, 2003. The primary component of non-core funding sources at March 31, 2003 was municipal money market deposits with an average balance of $172.2 million. The cost of interest-bearing liabilities declined from 2.62% for the three months ended March 31, 2002, to 1.97% for the first three months of 2003.

Provision for Loan/Lease Losses
The provision for loan/lease losses represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses at an adequate level. The provision for loan/lease losses of $540,000 for the first three months of 2003, is up from $376,000 for the same period in 2002. The increase in the provision for loan/lease losses in 2003 is attributable to an increase in net charge-offs, an increase in the dollar volume of nonperforming loans, as well as continued growth in the loan portfolio. Net charge-offs were $254,000 for the first three months of 2003, compared to $218,000 in 2002. The reserve for loan/lease losses as a percentage of period end loans was 1.19% at March 31, 2003, and 1.18% at December 31, 2002.

Noninterest Income
Noninterest income is an important component of the Company's revenue mix. Noninterest income for the three months ended March 31, 2003, was $6.1 million, an increase of 15.3% over the same period in 2002. For the year-to-date period ended March 31, 2003, noninterest income represented 27.0% of total revenue, compared to 25.4% for the same period in 2002.

The Tompkins Investment Services Division of Tompkins Trust Company generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing employee benefits plans. Services are primarily provided to customers in the Trust Company's market area of Tompkins County and surrounding areas, although the division currently manages assets for clients in nearly 40 states. Tompkins Investment Services' marketing efforts and staff serve clients in The Bank of Castile and Mahopac National Bank markets. Trends for new business in trust and investments services remain positive, although the general downward trend in national stock markets has caused earnings to decline in 2003, when compared to the prior year. Trust and Investment Services income was $1.0 million in the first three months of 2003, compared to $1.1 million in the first three months of 2002. The market value of assets managed by, or in custody of, Tompkins Investment Services was approximately $1.3 billion at March 31, 2003, up approximately 6.1% from December 31, 2002.

Service charges on deposit accounts were $1.7 million for the three month period ended March 31, 2003, compared to $1.3 million for the same period in 2002. The increase in 2003 is largely due to the increase in deposit accounts and additional deposit related services. Service charges have also improved as a result of a new service (introduced in the first quarter of 2002), which automated overdraft payment decisions. The average dollar volume of noninterest-bearing accounts increased by 10.2%, or $22.5 million, from $221.7 million at March 31, 2002 to $244.3 million at March 31, 2003. Average total deposits were up 15.6% over the same period.

Commission and fee income generated through Tompkins Insurance was $1.3 million for the first three months of 2003, up 7.9% from the $1.2 million for the same period last year. Tompkins Insurance primarily offers property and casualty insurance to individuals and businesses in western New York State. Rising premium costs instituted by underwriting insurance companies contributed to the growth in commissions and fees in 2003 over the same period in 2002.

Income from card services, included in other service charges on the consolidated statements of income, continues to be an important source of revenue. The Company continues to expand its product offerings to better serve the needs of customers. Card services products include traditional credit cards, purchasing cards, debit cards, and merchant card processing. Income associated with card services was $793,000 for the three months ended March 31, 2003, an increase of approximately 23.0% from income of $644,000 for the first three months of 2002.

The Company has corporate owned life insurance (COLI), which relates to life insurance and certain other benefits provided to certain senior officers of the Company and its subsidiaries. Increases in the cash surrender value of COLI are reflected as other noninterest income, net of the related mortality expense. Other noninterest income for the first three months of 2003 includes $252,000 of income relating to increases in COLI. This compares to $311,000 for the same period in 2002. The decrease in earnings in the first three months of 2003 compared to the same period in 2002 reflects lower returns on the insurance assets as a result of weak market conditions. The Company's average investment in COLI was $21.5 million for the three month period ended March 31, 2003, compared to $20.5 million for the same period in 2002. The tax-equivalent return on COLI was 7.82% for the first quarter of 2003, compared to 9.29% for the same period in 2002.

Residential loan volume has benefited from the historically low interest rate environment. As a result of the strong application volume, which included a high percentage of applications to refinance loans currently serviced by the Company, the volume of residential mortgage loan sales increased from $13.4 million in the first three months of 2002 to $15.9 million in 2003. Net gains from loan sales are included in other income and amounted to $500,000 in the first three months of 2003, compared to $209,000 for the same period in 2002.

Noninterest Expenses
Total noninterest expenses were $13.2 million for the three months of 2003, an increase of 4.7% over the same period in 2002. The increase in noninterest expense in the first three months of 2002 is largely due to higher personnel-related costs, which were up by 11.7%, or $816,000 million over the first three months of 2002. Personnel-related expenses comprise the largest segment of noninterest expense, representing approximately 59.1% of operating expense in the first three months of 2003. The increase in personnel-related expenses is attributable to a variety of factors including an increased number of employees, as well as higher benefit related costs for medical insurance and pensions. Average full time-equivalent employees were 534 in the first quarter of 2003, compared to 527 in the first quarter of 2002.

Expenses related to bank premises and furniture and fixtures totaled $1.7 million for the first three months of 2003, an increase of 10.6% over the same period last year. A portion of the increase is attributable to the opening of a new Trust Company office in Cortland (December 2002) and a new Mahopac National Bank office in LaGrange (July 2002).

Other operating expense amounted to $3.5 million in the first three months of 2003, compared to $3.8 million for the same period in 2002.


Income Tax Expense
The provision for income taxes provides for Federal and New York State income taxes. The provision for the three months ended March 31, 2003, was $3.0 million, compared to $2.6 million in 2002. The increased provision is primarily due to increased levels of taxable income. The effective tax rate for the first three months of 2003 and 2002 was 33.5%.


FINANCIAL CONDITION

The Company's total assets were $1.8 billion at March 31, 2003, representing an increase of $93.7 million over total assets reported at December 31, 2002. Asset growth included an $87.9 million increase in securities and an $9.1 million increase in total loans. Loan growth during the period is net of $15.9 million in sales of fixed rate residential mortgage loans. Growth in the securities portfolio reflects enhanced utilization of the Company's liquidity position. During the first quarter of 2003, growth in the securities portfolio was supported by deposit growth, increases in retail repurchase agreements, and a reduction in cash and cash equivalents. Additionally, a $37.0 million increase in short-term FHLB borrowings was used to purchase securities in advance of anticipated cash flows from the investment portfolio.

Capital
Total shareholders' equity totaled $149.7 million at March 31, 2003, a decrease of $938,000 from December 31, 2002. Surplus decreased $3.2 million from $46.0 million at December 31, 2002 to $42.8 million at March 31, 2003, while accumulated other income was down $1.4 million over the same period. The decrease in surplus reflects the repurchase of 81,870 shares of Trustco common stock at a total cost of $3.5 million during the first quarter of 2003. The decrease in other comprehensive income relates to a decrease in unrealized gains on available-for-sale securities. Undivided profits at March 31, 2003, were up $3.7 million from December 31, 2002. Cash dividends paid in the first three months of 2003 totaled approximately $2.2 million, representing 37.8% of year to date earnings. Cash dividends of $0.30 per share for the first three months of 2003, were up from $0.28 per share for the same period in 2002.

In July 2002, the Company's board of directors approved a stock repurchase plan (the "Plan"), which authorizes the repurchase of up to 400,000 shares of Tompkins common stock over a two year period. To date, 83,070 shares have been purchased under this Plan, including 81,870 shares purchased in the first quarter of 2003, at an average cost of $42.48 per share.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and its subsidiaries meet all capital adequacy requirements to which they are subject. The table below reflects the Company's capital position at March 31, 2003, compared to the regulatory capital requirements for "well capitalized" institutions.

REGULATORY CAPITAL ANALYSIS - March 31,  2003
------------------------------------------------------------------------------------------------------------
                                                               Actual           Well Capitalized Requirement
(Dollar amounts in thousands)                           Amount        Ratio        Amount          Ratio
------------------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets)                $144,557       13.5%       $107,368         10.0%
Tier I Capital (to risk weighted assets)               $132,567       12.3%       $ 64,421          6.0%
Tier I Capital (to average assets)                     $132,567        7.9%       $ 83,838          5.0%
------------------------------------------------------------------------------------------------------------

As illustrated above, the Company's capital ratios on March 31, 2003, remain well above the minimum requirement for well capitalized institutions. As of March 31, 2003, the capital ratios for each of the Company's subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

Reserve for Loan/Lease Losses and Nonperforming Assets
Management reviews the adequacy of the reserve for loan/lease losses (reserve) on a regular basis. Management considers the accounting policy relating to the reserve to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the reserve required to cover credit losses in the portfolio and the material effect that assumption could have on the results of operations. Factors considered in determining the adequacy of the reserve and the related provision include: management's approach to granting new credit; the ongoing monitoring of existing credits by the internal and external loan review functions; the growth and composition of the loan and lease portfolio; comments received during the course of independent examinations; current local economic conditions; past due and nonperforming loan statistics; estimated collateral values; and a historical review of loan and lease loss experience. Based upon consideration of the above factors, management believes that the reserve is adequate to provide for the risk of loss inherent in the current loan and lease portfolio. Activity in the Company's reserve for loan/lease losses during the first three months of 2003 and 2002 is illustrated in the table below.


ANALYSIS OF THE RESERVE FOR LOAN/LEASE LOSSES  (In thousands)
-------------------------------------------------------------------------------------------------
                                                               March 31, 2003     March 31, 2002
-------------------------------------------------------------------------------------------------
Average Loans and Leases Outstanding Year to Date                  $1,000,310         $  893,058
-------------------------------------------------------------------------------------------------
Beginning Balance                                                      11,704             10,706
-------------------------------------------------------------------------------------------------
Provision for loan/lease losses                                           540                376
     Loans charged off                                                   (385)              (325)
     Loan recoveries                                                      131                107
-------------------------------------------------------------------------------------------------
Net charge-offs                                                           254                218
-------------------------------------------------------------------------------------------------
Ending Balance                                                     $   11,990         $   10,864
=================================================================================================

The reserve represented 1.19% of total loans and leases outstanding at March 31, 2003, down slightly from 1.21% at March 31, 2002. The reserve coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) improved from 1.53 times at March 31, 2002, to 1.68 times at March 31, 2003. Management is committed to early recognition of loan problems and to maintaining an adequate reserve.

The level of nonperforming assets at March 31, 2003 and 2002 is illustrated in the table below. Nonperforming assets of $7.6 million as of March 31, 2003, reflect an increase of $382,000 from $7.2 million as of March 31, 2002. Despite the increase in nonperforming assets from March 31, 2002, the current level of nonperforming assets remains modest at 0.43% of total assets. Approximately $441,000 of the nonperforming loans at March 31, 2003, were secured by U.S. Government guarantees, while $1.8 million were secured by one to four family residential properties.

Potential problem loans/leases are loans/leases that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans/leases as nonperforming at sometime in the future. Management considers loans/leases classified as Substandard, which continue to accrue interest, to be potential problem loans/leases. At March 31, 2003, the Company, through its internal loan review function had identified 22 commercial relationships totaling $5.8 million, which it has classified as Substandard, which continue to accrue interest. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in aggregate, give management reason to believe that the current risk exposure on these loans is not significant. Approximately $688,000 of these loans are backed by guarantees of U.S. government agencies. While in a performing status as of March 31, 2003, these loans exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.


NONPERFORMING ASSETS (In thousands)
----------------------------------------------------------------------------------------------------
                                                                  March 31, 2003     March 31, 2002
----------------------------------------------------------------------------------------------------
Nonaccrual loans                                                          $6,585             $6,823
Loans past due 90 days and accruing                                          317                 88
Troubled debt restructuring not included above                               252                183
----------------------------------------------------------------------------------------------------
     Total nonperforming loans                                             7,154              7,094
----------------------------------------------------------------------------------------------------
Other real estate, net of allowances                                         399                 77
----------------------------------------------------------------------------------------------------
     Total nonperforming assets                                           $7,553             $7,171
----------------------------------------------------------------------------------------------------
Total nonperforming loans as a percent of total loans                       0.71%              0.79%
Total nonperforming assets as a percentage of total assets                  0.43%              0.47%
====================================================================================================


Deposits and Other Liabilities
Total deposits of $1.4 billion on March 31, 2003, were up $15.6 million, or 1.2% from December 31, 2002. Core deposits, which include demand deposits, savings accounts, non-municipal money market accounts, and time deposits of less than $100,000 represent the primary funding source for the Company. As of March 31, 2003, core deposits of $1.0 billion represented 64.8% of total liabilities. This compares to core deposits of $1.0 billion, representing 68.3% of total liabilities at December 31, 2002. The opening of the LaGrange office (July 2002) of the Mahopac National Bank and the Cortland office (December 2002) of the Trust Company helped support deposit growth.

Non-core funding sources for the Company include: time deposits greater than $100,000, municipal money market deposits, brokered deposits, securities sold under agreements to repurchase, Federal funds purchased, and other borrowings. These non-core funding sources totaled $548.3 million at March 31, 2003, up from $464.2 million at December 31, 2002. The majority of the increase was in other borrowings, securities sold under agreements to repurchases, and Federal funds purchased. Other borrowings, consisting of term borrowings from the Federal Home Loan Bank (FHLB), increased from $81.9 million at December 31, 2002, to $116.8 million at March 31, 2003.


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

Cash and cash equivalents totaled $60.5 million as of March 31, 2003, down from $64.3 million at December 31, 2002. Short term investments, consisting of securities due in one year or less, decreased from $24.8 million on December 31, 2002, to $8.5 million on March 31, 2003. Securities pledged to secure certain large deposits and securities sold under agreements to repurchase were 63.3% of total securities as of March 31, 2003, compared to 71.8% as of December 31, 2002.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At March 31, 2003, the unused borrowing capacity on established lines with the FHLB was $156.9 million. As members of the FHLB, the Company's subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At March 31, 2003, total unencumbered residential mortgage loans of the Company were $222.7 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.


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

The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of March 31, 2003.


Condensed Static Gap - March 31, 2003                           Repricing Interval
                                                                    Cumulative
(Dollar amounts in thousands)                         Total         0-3 months     3-6 months    6-12 months     12 months
---------------------------------------------------------------------------------------------------------------------------
Interest-earning assets                            $ 1,614,919     $   534,647    $   132,572    $   220,187    $   887,406
Interest-bearing liabilities                         1,347,891         577,411         94,625        103,861        775,897
---------------------------------------------------------------------------------------------------------------------------
Net gap position                                                       (42,764)        37,947        116,326        111,509
---------------------------------------------------------------------------------------------------------------------------
Net gap position as a percentage of total assets                        (2.70%)         2.39%          7.33%          7.03%
===========================================================================================================================

The Company's board of directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 200 basis point change in rates. Based upon the simulation analysis performed as of March 31, 2003, a 200 basis point upward shift in interest rates over a one-year time frame would result in a one-year decline in net interest income of approximately 1.23%, assuming no balance sheet growth and no management action to address balance sheet mismatches. The same simulation indicates that a 100 basis point decline in interest rates over a one-year period would result in a decrease in net interest income of 1.01%.

Although the simulation model suggests a relatively modest exposure to changes in interest rates, the base scenario (which assumes interest rates remain at current levels) indicates a downward trending net interest margin due to more assets repricing than liabilities in the current low rate environment. Given the expectation of a lower net interest margin in 2003, net interest income growth in 2003 will be largely dependent upon continued growth in earning assets.

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

Item 4.  Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") on April 21, 2003 (the "Evaluation Date"). Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's Exchange Act filings.

There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

          Average Consolidated Balance Sheet and Net Interest Analysis

                                                        Year to Date Period Ended             Year to Date Period Ended
                                                                 Mar-03                                 Mar-02
-------------------------------------------------------------------------------------------------------------------------------
                                                  Average                                  Average
                                                  Balance                   Average        Balance                   Average
(Dollar amounts in thousands)                      (YTD)      Interest     Yield/Rate       (YTD)      Interest     Yield/Rate
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
     Certificates of deposit with other banks   $    3,778   $       15          1.61%   $        0   $        0          0.00%
     Securities (1)
         U.S. Government Securities                432,384        4,680          4.39%      333,397        4,793          5.83%
         State and municipal (2)                    85,407        1,432          6.80%       71,869        1,221          6.89%
         Other Securities (2)                       35,306          308          3.54%       46,762          374          3.26%
                                                -------------------------------------------------------------------------------
         Total securities                          553,097        6,420          4.71%      452,028        6,388          5.73%
     Federal Funds Sold                              4,248           13          1.24%       14,046           56          1.62%
     Loans, net of unearned income (3)
         Real Estate                               618,385       10,333          6.78%      525,459        9,898          7.64%
         Commercial Loans (2)                      254,928        3,815          6.07%      236,005        3,923          6.74%
         Consumer Loans                            103,433        2,368          9.28%      111,993        2,599          9.41%
         Direct Lease Financing                     23,564          412          7.09%       19,601          381          7.88%
                                                -------------------------------------------------------------------------------
         Total loans, net of unearned income     1,000,310       16,928          6.86%      893,058       16,801          7.63%
                                                -------------------------------------------------------------------------------
         Total interest-earning assets           1,561,433       23,376          6.07%    1,359,132       23,245          6.94%
                                                -------------------------------------------------------------------------------

Other assets                                       139,858                                  123,388

                                                ----------                               ----------
          Total assets                          $1,701,291                               $1,482,520
                                                ==========                               ==========

-------------------------------------------------------------------------------------------------------------------------------
LIABILITIES & SHAREHOLDERS' EQUITY
Deposits
     Interest-bearing deposits
          Interest bearing checking, savings,
                 & money market                    721,387        1,805          1.01%      571,351        2,192          1.56%
          Time Dep > $100,000                      113,290          754          2.70%      122,400          903          2.99%
          Time Dep < $100,000                      249,822        1,820          2.95%      241,209        2,325          3.91%
          Brokered Time Dep < $100,000              20,051          184          3.72%       10,350           96          3.76%
                                                -------------------------------------------------------------------------------
          Total interest-bearing deposits        1,104,550        4,563          1.68%      945,310        5,516          2.37%

Federal funds purchased & securities sold
     under agreements to repurchase                 89,046          620          2.82%       82,821          639          3.13%
Other borrowings                                    92,494        1,062          4.66%       81,846        1,021          5.06%
                                                -------------------------------------------------------------------------------
     Total interest-bearing liabilities          1,286,090        6,245          1.97%    1,109,977        7,176          2.62%

Noninterest bearing deposits                       244,255                                  221,707
Minority Interest                                    1,507                                    1,507
Accrued expenses and other liabilities              19,230                                   16,222
                                                ----------                               ----------
     Total liabilities                           1,551,082                                1,349,413

Shareholders' equity                               150,209                                  133,107
                                                ----------                               ----------
     Total liabilities and shareholders'
         equity                                 $1,701,291                               $1,482,520
                                                ==========                               ==========
Interest rate spread                                                             4.10%                                    4.32%
                                                             ------------------------                 ------------------------
     Net interest income/margin on earning
         assets                                              $   17,131          4.45%                $   16,069          4.80%

Tax equivalent adjustment                                          (587)                                    (492)
                                                             ----------                               ----------
     Net interest income per consolidated
       financial statements                                  $   16,544                               $   15,577
-------------------------------------------------------------------------------------------------------------------------------

(1) Average balances and yields exclude unrealized gains and losses on available-for-sale securities.
(2) Interest income includes the effects of taxable-equivalent adjustments using a blended Federal and State income tax rate of 40% to increase tax exempt interest income to a taxable-equivalent basis.
(3) Nonaccrual loans are included in the average loans totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in
    Note 1 to the Company's Annual Report on Form 10-K dated December 31, 2002.

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


(b)      Reports on Form 8-K

                  On February 25, 2003, Tompkins Trustco, Inc. filed a Form 8-K regarding the repurchase of 81,870 shares of the Company's common stock. The shares were acquired in a privately negotiated transaction for $3,479,475, or $42.50 per share.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 2, 2003

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

Date: May 2, 2003

/s/ JAMES J. BYRNES
---------------------------------
James J. Byrnes
Chairman, Chief Executive Officer

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

Date: May 2, 2003

/s/ FRANCIS M. FETSKO
-------------------------------------------------
Francis M. Fetsko
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
-------------



EXHIBIT NUMBER    DESCRIPTION                                              PAGES
--------------    -----------                                              -----
99.1              Certification of the Chief Executive Officer
                  Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act
                  of 2002                                                    24
99.2              Certification of the Chief Financial Officer
                  Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act 2002     25