Form 10-Q
period 2003-06-30
TOMPKINS TRUSTCO INC
filed 2003-08-13
CIK 1005817

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ].

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

           Class                                Outstanding as of  JULY 31, 2003
----------------------------                    --------------------------------
Common Stock, $.10 par value                            7,393,093 shares

                             TOMPKINS TRUSTCO, INC.

                                    FORM 10-Q

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements (Unaudited)
                  Condensed Consolidated Statements of Condition as of
                  June 30, 2003 and December 31, 2002 ....................     3

                  Condensed Consolidated Statements of Income for
                  the three months and six months ended June 30, 2003
                  and 2002 ...............................................     4

                  Condensed Consolidated Statements of Cash Flows for the
                  six months ended June 30, 2003 and 2002 ................     5

                  Condensed Consolidated Statements of Changes in
                  Shareholders' Equity for the six months ended June 30,
                  2003 and 2002 ..........................................     6

                  Notes to Unaudited Condensed Consolidated Financial
                  Statements .............................................  7-10

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .................... 11-17

         Item 3 - Quantitative and Qualitative Disclosures about Market
                  Risk ...................................................    18

         Item 4 - Controls and Procedures ................................    18

                  Average Consolidated Balance Sheet and Net Interest
                  Analysis ...............................................    19

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings ......................................    20

         Item 2 - Changes in Securities and Use of Proceeds ..............    20

         Item 3 - Defaults on Senior Securities ..........................    20

         Item 4 - Submission of Matters to a Vote of Securities Holders ..    20

         Item 5 - Other Information ......................................    20

         Item 6 - Exhibits and Reports on Form 8-K ....................... 20-21

SIGNATURES ...............................................................    22

EXHIBIT INDEX ............................................................    23

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                                     (In thousands, except share data)
                                                (Unaudited)


                                                                                  As of           As of
ASSETS                                                                          06/30/2003      12/31/2002
                                                                               ------------    ------------

Cash and noninterest bearing balances due from banks                           $     57,159    $     53,898
Interest bearing balances due from banks                                             26,311          10,000
Federal funds sold                                                                      325             400
Available-for-sale securities, at fair value                                        536,594         493,780
Held-to-maturity securities, fair value of $43,305 at
   June 30, 2003 and $40,260 at December 31, 2002                                    40,525          38,722
Loans and leases net of unearned income and deferred costs and fees               1,043,843         995,346
Less: Reserve for loan/lease losses                                                  12,257          11,704
-----------------------------------------------------------------------------------------------------------
                                                           Net Loans/Leases       1,031,586         983,642

Bank premises and equipment, net                                                     27,411          27,111
Corporate owned life insurance                                                       21,894          21,382
Goodwill                                                                             10,761          10,684
Intangible assets                                                                     3,133           3,422
Accrued interest and other assets                                                    30,539          27,162
-----------------------------------------------------------------------------------------------------------
                                                               Total Assets    $  1,786,238    $  1,670,203
===========================================================================================================

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARIES AND SHAREHOLDERS' EQUITY
Deposits:
   Interest bearing:
      Checking, savings and money market                                       $    704,106    $    710,753
      Time                                                                          392,566         379,603
   Noninterest bearing                                                              265,607         249,929
-----------------------------------------------------------------------------------------------------------
                                                             Total Deposits       1,362,279       1,340,285

Federal funds purchased and securities sold under agreements to repurchase          149,186          77,843
Other borrowings                                                                     97,567          81,930
Other liabilities                                                                    21,404          18,059
-----------------------------------------------------------------------------------------------------------
                                                          Total Liabilities       1,630,436       1,518,117
-----------------------------------------------------------------------------------------------------------

Minority interest in consolidated subsidiaries                                        1,495           1,489

Shareholders' equity:
   Common Stock - par value $.10 per share, authorized 15,000,000 shares
      Issued: 7,397,133 at June 30, 2003; and 7,465,286 at December 31, 2002            740             747
   Surplus                                                                           42,847          45,997
   Undivided profits                                                                104,358          96,722
   Accumulated other comprehensive income                                             6,828           7,597
   Treasury stock, at cost - 24,529 shares at June 30, 2003,
      and December 31, 2002                                                            (466)           (466)

-----------------------------------------------------------------------------------------------------------
                                                 Total Shareholders' Equity         154,307         150,597
-----------------------------------------------------------------------------------------------------------
          Total Liabilities, Minority Interest in Consolidated Subsidiaries
                                                   and Shareholders' Equity    $  1,786,238    $  1,670,203
===========================================================================================================


See accompanying notes to unaudited condensed consolidated financial statements.

                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      (In thousands, except per share data)
                                                   (Unaudited)


                                                                  Three months ended          Six months ended
                                                               06/30/2003   06/30/2002    06/30/2003   06/30/2002
                                                               ----------   ----------    ----------   ----------
INTEREST AND DIVIDEND INCOME
Loans                                                          $   17,104   $   16,887    $   33,996   $   33,652
Balances due from banks                                                 3            0            18            0
Federal funds sold                                                      1           45            14          101
Available-for-sale securities                                       5,157        6,517        10,633       12,162
Held-to-maturity securities                                           386          421           780          707
-----------------------------------------------------------------------------------------------------------------
                          Total Interest and Dividend Income       22,651       23,870        45,441       46,622
-----------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits:
   Time certificates of deposits of $100,000 or more                  731          794         1,485        1,697
   Other deposits                                                   3,507        4,991         7,316        9,605
Federal funds purchased and securities sold under agreements
   to repurchase                                                      792          636         1,405        1,275
Other borrowings                                                    1,068        1,063         2,137        2,084
-----------------------------------------------------------------------------------------------------------------
                                      Total Interest Expense        6,098        7,484        12,343       14,661
-----------------------------------------------------------------------------------------------------------------
                                         Net Interest Income       16,553       16,386        33,098       31,961
-----------------------------------------------------------------------------------------------------------------
                       Less: Provision for loan/lease losses          598          435         1,138          811
-----------------------------------------------------------------------------------------------------------------
   Net Interest Income After Provision for Loan/Lease Losses       15,955       15,951        31,960       31,150
-----------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Trust and investment services income                                1,045        1,091         2,046        2,170
Service charges on deposit accounts                                 1,674        1,567         3,352        2,882
Insurance commissions and fees                                      1,332        1,256         2,603        2,433
Other service charges                                               1,438        1,259         2,768        2,358
Increase in cash surrender value of corporate owned life
insurance                                                             263          289           515          600
Gains on sale of loans                                                326           96           825          305
Other income                                                          192          226           227          336
Net realized gain (loss) on available-for-sale securities             283          (20)          342          (20)
-----------------------------------------------------------------------------------------------------------------
                                    Total Noninterest Income        6,553        5,754        12,678       11,064
-----------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salary and wages                                                    6,035        5,529        12,023       10,959
Pension and other employee benefits                                 1,722        1,399         3,555        2,973
Net occupancy expense of bank premises                                789          724         1,685        1,459
Furniture and fixture expense                                         821          814         1,643        1,632
Amortization of intangible assets                                     183          226           373          464
Other operating expense                                             3,624        4,004         7,123        7,836
-----------------------------------------------------------------------------------------------------------------
                                  Total Noninterest Expenses       13,174       12,696        26,402       25,323
-----------------------------------------------------------------------------------------------------------------
               Income Before Income Tax Expense and Minority
                       Interest in Consolidated Subsidiaries        9,334        9,009        18,236       16,891
-----------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                         34           34            67           67
                                          Income Tax Expense        3,111        3,053         6,095        5,697
-----------------------------------------------------------------------------------------------------------------
                                                  Net Income   $    6,189   $    5,922    $   12,074   $   11,127
=================================================================================================================
Basic Earnings Per Share                                       $     0.76   $     0.73    $     1.48   $     1.36
Diluted Earnings Per Share                                     $     0.75   $     0.71    $     1.46   $     1.34
=================================================================================================================

Per share data has been retroactively adjusted to reflect a 10% stock dividend declared on July 22, 2003.


See accompanying notes to unaudited condensed consolidated financial statements.

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (In thousands)
                                               (Unaudited)


                                                                                    Six months ended
                                                                                06/30/2003    06/30/2002
                                                                                ----------    ----------
OPERATING ACTIVITIES
Net income                                                                      $   12,074    $   11,127
Adjustments to reconcile net income to net cash
   provided by operating activities:
Provision for loan/lease losses                                                      1,138           811
Depreciation and amortization premises, equipment, and software                      1,529         1,448
Amortization of intangible assets                                                      373           464
Earnings from corporate owned life insurance, net                                     (515)         (576)
Net amortization on securities                                                       2,100           695
Net realized (gain) loss on available-for-sale securities                             (342)           20
Net gain on sale of loans                                                             (825)         (305)
Proceeds from sale of loans                                                         27,488        19,340
Loans originated for sale                                                          (26,354)      (18,760)
Net loss on sales of bank premises and equipment                                        38             0
ISOP/ESOP shares released for allocation                                                 0           287
Decrease (increase) in accrued interest receivable                                     151          (305)
Increase (decrease) in accrued interest payable                                         18          (780)
Other, net                                                                             173         2,376
--------------------------------------------------------------------------------------------------------
                                   Net Cash Provided by Operating Activities        17,046        15,842
--------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities                          179,996       105,875
Proceeds from sales of available-for-sale securities                                38,559         6,066
Proceeds from maturities of held-to maturity securities                              8,177         6,036
Purchases of available-for-sale securities                                        (264,373)     (209,055)
Purchases of held-to-maturity securities                                           (10,016)      (14,407)
Net increase in loans                                                              (49,391)      (38,758)
Proceeds from sale of bank premises and equipment                                        4             0
Purchases of bank premises and equipment                                            (1,753)       (2,608)
Redemption of corporate owned life insurance                                             0           448
Net cash used in acquisitions                                                          (53)          (21)
--------------------------------------------------------------------------------------------------------
                                       Net Cash Used in Investing Activities       (98,850)     (146,424)
--------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits                           9,031       238,040
Net increase (decrease) in time deposits                                            12,963       (55,313)
Net increase (decrease) in Federal funds purchased and securities
   sold under agreements to repurchase                                              86,343       (39,917)
Increase in other borrowings                                                        60,000         9,269
Repayment of other borrowings                                                      (59,441)         (489)
Cash dividends                                                                      (4,438)       (4,148)
Common stock repurchased and returned to unissued status                            (3,532)       (1,304)
Net proceeds from exercise of stock options and related tax benefit                    375           250
--------------------------------------------------------------------------------------------------------
                                   Net Cash Provided by Financing Activities       101,301       146,388
--------------------------------------------------------------------------------------------------------

Net Increase in Cash and Cash Equivalents                                           19,497        15,806
Cash and Cash Equivalents at beginning of Period                                    64,298        44,117
Total Cash & Cash Equivalents at End of Period                                  $   83,795    $   59,923
========================================================================================================
========================================================================================================

Supplemental Information:
   Cash paid during the year for:
      Interest                                                                      12,325        15,441
      Taxes                                                                          3,445         1,110


See accompanying notes to unaudited condensed consolidated financial statements.

                               CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                 (In thousands, except share data)
                                                            (Unaudited)


                                                                                   Accumulated
                                                                                      Other
                                                  Common               Undivided  Comprehensive   Treasury   Unallocated
                                                   Stock    Surplus     Profits   Income (Loss)     Stock     ISOP/ESOP     Total
===================================================================================================================================
===================================================================================================================================
Balances at
January 1, 2002                                $     744   $  45,456   $  82,385    $   3,039    ($    466)   ($     86)  $ 131,072
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
  Net Income                                                              11,127                                             11,127
  Other comprehensive income                                                            3,474                                 3,474
                                                                                                                          ---------
      Total Comprehensive Income                                                                                             14,601
                                                                                                                          =========


Cash dividends ($0.51/Share) *                                            (4,148)                                            (4,148)
Exercise of stock options, and related
  tax benefit (11,784 shares, net)                     1         249                                                            250
Common stock repurchased and
  returned to unissued status (33,640 shares)         (3)     (1,301)                                                        (1,304)
ESOP shares committed to be released
  for allocation (7,397 shares)                                  232                                                 55         287
-----------------------------------------------------------------------------------------------------------------------------------
Balances at
June 30, 2002                                  $     742   $  44,636   $  89,364    $   6,513    ($    466)   ($     31)  $ 140,758
===================================================================================================================================


===================================================================================================================================
===================================================================================================================================
Balances at
January 1, 2003                                $     747   $  45,997   $  96,722    $   7,597    ($    466)   $       0   $ 150,597
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
  Net Income                                                              12,074                                             12,074
  Other comprehensive loss                                                               (769)                                 (769)
                                                                                                                          ---------
      Total Comprehensive Income                                                                                             11,305
                                                                                                                          =========


Cash dividends ($0.55/Share) *                                            (4,438)                                            (4,438)
Exercise of stock options and related
  tax benefit (14,897 shares, net)                     1         374                                                            375
Common stock repurchased and
  returned to unissued status (83,050 shares)         (8)     (3,524)                                                        (3,532)

-----------------------------------------------------------------------------------------------------------------------------------
Balances at
June 30, 2003                                  $     740   $  42,847   $ 104,358    $   6,828    ($    466)   $       0   $ 154,307
===================================================================================================================================

* Cash dividends per share have been retroactively adjusted to reflect a 10% stock dividend declared on July 22, 2003.



See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Business

Tompkins Trustco, Inc. ("Tompkins" or the "Company"), is the corporate parent to three community banks, Tompkins Trust Company ("Trust Company"), The Bank of Castile, and The Mahopac National Bank ("Mahopac National Bank"), which together operate 34 banking offices in local New York State market areas served by its subsidiary banks. Headquartered in Ithaca, New York, Tompkins is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Tompkins was organized in 1995, under the laws of the State of New York, as a bank holding company for Tompkins Trust Company, a commercial bank that has operated in Ithaca and surrounding communities since 1836.

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

3.  Earnings Per Share

A computation of Basic Earnings Per Share ("EPS") and Diluted EPS for the three and six month periods ending June 30, 2003 and 2002, is presented in the table below.

----------------------------------------------------------------------------------------------------------
                                                                                 Weighted *        Per *
Three months ended June 30, 2003                                  Net Income   Average Shares      Share
(In thousands except share and per share data)                    (Numerator)   (Denominator)      Amount
----------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                            $   6,189      8,108,616      $    0.76

Effect of dilutive securities (Stock options)                                       134,340

Diluted EPS
Income available to common shareholders plus assumed conversions   $   6,189      8,242,956      $    0.75
==========================================================================================================

----------------------------------------------------------------------------------------------------------
                                                                                 Weighted *        Per *
Three months ended June 30, 2002                                  Net Income   Average Shares      Share
(In thousands except share and per share data)                    (Numerator)   (Denominator)      Amount
----------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                            $   5,922      8,150,953      $    0.73

Effect of dilutive securities (Stock options)                                       148,263

Diluted EPS
Income available to common shareholders plus assumed conversions   $   5,922      8,299,216      $    0.71
==========================================================================================================


----------------------------------------------------------------------------------------------------------
                                                                                 Weighted *        Per *
Six months ended June 30, 2003                                    Net Income   Average Shares      Share
(In thousands except share and per share data)                    (Numerator)   (Denominator)      Amount
----------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                            $  12,074      8,131,806      $    1.48

Effect of dilutive securities (Stock options)                                       132,250

Diluted EPS
Income available to common shareholders plus assumed conversions   $  12,074      8,264,056      $    1.46
==========================================================================================================


----------------------------------------------------------------------------------------------------------
                                                                                 Weighted *        Per *
Six months ended June 30, 2002                                    Net Income   Average Shares      Share
(In thousands except share and per share data)                    (Numerator)   (Denominator)      Amount
----------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                            $  11,127      8,151,706      $    1.36

Effect of dilutive securities (Stock options)                                       145,026

Diluted EPS
Income available to common shareholders plus assumed conversions   $  11,127      8,296,732      $    1.34
==========================================================================================================

* Per share data has been retroactively adjusted to reflect a 10% stock dividend declared on July 22, 2003.


4.  Comprehensive Income (Loss)

                                                                 Three months ended          Six months ended
(in thousands)                                                06/30/2003    06/30/2002   06/30/2003    06/30/2002
-----------------------------------------------------------------------------------------------------------------
Net Income                                                    $    6,189    $    5,922   $   12,074    $   11,127
-----------------------------------------------------------------------------------------------------------------

Net unrealized holding gains (losses) during the period              805         5,753         (564)        3,462
           Memo: Pre-tax net unrealized holding gain (loss)        1,342         9,588         (940)        5,770

Reclassification adjustment for net realized (gain) loss on
   available-for-sale securities                                    (170)           12         (205)           12
                      Memo: Pretax net realized (gain) loss         (283)           20         (342)           20
-----------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                                    635         5,765         (769)        3,474

-----------------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                    $    6,824    $   11,687   $   11,305    $   14,601
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

ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES: In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146, effective January 1, 2003, did not have a material effect on the Company's financial statements.

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

                                                                  Three months ended         Six months ended
(in thousands except per share data)                           06/30/2003   06/30/2002   06/30/2003   06/30/2002
----------------------------------------------------------------------------------------------------------------
Net Income:
  As reported                                                  $    6,189   $    5,922   $   12,074   $   11,127
  Deduct: Total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of all related tax effects                                     149           82          261          162
  Pro forma                                                    $    6,040   $    5,840   $   11,813   $   10,965
----------------------------------------------------------------------------------------------------------------

Basic earnings per share:
  As reported                                                  $     0.76   $     0.73   $     1.48   $     1.36
  Pro forma                                                          0.74         0.72         1.45         1.35
----------------------------------------------------------------------------------------------------------------

Diluted earnings per share:
  As reported                                                  $     0.75   $     0.71   $     1.46   $     1.34
  Pro forma                                                          0.73         0.70         1.43         1.32
================================================================================================================

Per share data has been retroactively adjusted to reflect a 10% stock dividend declared on July 22, 2003.


The per share weighted average fair value of the 1,000 stock options granted during the first six months of 2003 was $16.21. No stock options were granted during the first six months of 2002. Fair values were arrived at using the Black Scholes option-pricing model with the following assumptions:


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

AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is generally effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. The Company expects there to be no significant impact on its consolidated financial statements as a result of the adoption of this Statement.

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY: In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both a liability and equity. It requires that an issuer classify certain financial instruments as a liability, although the financial instrument may previously have been classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.

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

Effective January 1, 2001, the Company completed the acquisition of 100% of the common stock of Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., in a cash and stock transaction accounted for as a purchase. The two agencies have been merged with and into Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"), a wholly-owned subsidiary of Tompkins. Tompkins Insurance offers property and casualty insurance to individuals and businesses in Western New York State through its seven offices located in the towns of Attica, Warsaw, Alden, LeRoy, Batavia, Chili, and Caledonia. Further details pertaining to mergers and acquisitions are presented in Note 2 to the Company's 2002 Annual Report on Form 10-K.

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

The following discussion is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of Tompkins and its operating subsidiaries. It should be read in conjunction with the Company's Form 10-K and related notes for the year ended December 31, 2002, and the unaudited condensed consolidated financial statements and notes included elsewhere in this report.

Forward-Looking Statements

This report may include forward-looking statements with respect to revenue sources, growth, market risk, and corporate objectives. The Company assumes no duty, and specifically disclaims any obligation, to update forward-looking statements, and cautions that these statements are subject to numerous assumptions, risks, and uncertainties, all of which could change over time. Actual results could differ materially from forward-looking statements.

Critical Accounting Policies

In the course of the Company's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Company. Some of these policies are more critical than others. Management considers the accounting policy relating to the reserve for loan/lease losses (the "Reserve") to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of Reserve needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Company's results of operations. Based upon management's evaluation of the Reserve as of June 30, 2003, management considers the Reserve to be adequate. Under different conditions or assumptions, however, the Company would need to increase or decrease the Reserve.

All accounting policies are important and the reader of the financial statements should review these policies, described in Note 1 of the Company's Form 10-K for the year ended December 31, 2002, to gain a greater understanding of how the Company's financial performance is reported.

RESULTS OF OPERATIONS

For the quarter ended June 30, 2003, net income was $6.2 million, an increase of 4.5% over the same period in 2002. Diluted earnings per share was $0.75 for second quarter of 2003, compared to $0.71 for the same period in 2002. Earnings per share numbers included in this report have been adjusted for a 10% stock dividend, which was approved by the Company's board of directors on July 22, 2003, and is payable on August 15, 2003, to shareholders of record on August 5, 2003. The Company's key performance ratios remain strong. Return on average assets (ROA) for the quarter ended June 30, 2003, was 1.42%, compared to 1.51% for the same period in 2002. Return on average shareholders' equity (ROE) for the second quarter of 2003 was 16.39%, compared to 17.56% for the same period in 2002.

Net income for the six month period ended June 30, 2003, was $12.1 million, an increase of 8.5% over the same period in 2002. Diluted earnings per share was $1.46 for first six months of 2003, compared to $1.34 for the same period in 2002. Return on average assets for the first six months of 2003 was 1.41%, compared to 1.47% for the same period in 2002. Return on average shareholders' equity for the first six months of 2003 was 16.14%, compared to 16.72% for the same period in 2002. The decrease in ROE is attributable to the 12.4% growth in average equity outpacing the 8.5% growth in net income. Contributing to the growth in average equity were unrealized gains on available-for-sale securities.

Net Interest Income

The attached Average Consolidated Balance Sheet and Net Interest Analysis illustrates the trend in average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. The Company earned tax-equivalent net interest income of $17.1 million for the three months ended June 30, 2003, compared to $17.0 million for the same period in 2002. An increased volume of earning assets helped offset a decline in net interest margin in the current quarter. The net interest margin for the second quarter declined from 4.69% in 2002, to 4.25% in 2003.

Year-to-date June 30, 2003, the Company earned tax-equivalent net interest income of $34.3 million, an increase of 3.6% over $33.1 million for the first six months of 2002. Net interest margin for the six months ended June 30, 2003, was 4.35%, down from 4.74% for the same period in 2002.

The low interest rate environment has resulted in declines in both the yield on earning assets and the cost of interest-bearing liabilities. The yield on earning assets declined from 6.84% for the first six month of 2002, to 5.92% for the same period in 2003. The cost of interest bearing liabilities declined from 2.57% to 1.90% over the same period.

Average earning assets for the year-to-date period ended June 30, 2003, increased $182.3 million, or 13.0%, over the same period in 2002. Growth in earning assets was concentrated in residential real estate, securities, and commercial lending products. Application volume for residential mortgages over the past 12 months remained very strong, driven by a low interest rate environment. Despite $36.5 million in residential mortgage loan sales between June 30, 2002 and June 30, 2003, average residential real estate loans increased by $65.0 million, or 19.1%, as of June 30, 2003, when compared to the same period last year.

Average securities (excluding changes in unrealized gains and losses on available-for-sale securities) increased by $79.8 million from the first six months of 2002. Growth in the securities portfolio includes a $60.7 million increase in average U.S. Government mortgage-backed securities, and a $21.5 million increase in average U.S. Government agency securities.

Between June 30, 2002, and June 30, 2003, average balances for commercial real estate loans, commercial loans, and commercial leases increased by $23.8 million, $16.2 million, and $1.8 million, respectively. These commercial lending products represented 46.7% of average loans at June 30, 2003, down from 47.8% of average loans at June 30, 2002. Management continues to emphasize commercial services, as these commercial loan products are typically attractive to the Company from a yield and interest rate risk management perspective.

Core deposits (total deposits, less: brokered deposits, municipal money market deposits, and time deposits of $100,000 or more) remain a key source of funding for asset growth. Core deposits increased by $44.9 million, or 4.5%, from an average balance of $1.0 billion for the first six months of 2002, to $1.1 billion for the same period in 2003. Core deposits represent the Company's largest and lowest cost funding source, with average core deposits representing 66.8% of average liabilities for the first six months of 2003. This compares to 72.2% for the same period in 2002.

Non-core funding sources, which include time deposits of $100,000 or more, brokered deposits, municipal money market deposits, Federal funds purchased, securities sold under agreements to repurchase (repurchase agreements), and other borrowings provided additional sources of funding to support asset growth. Average balances on these non-core funding sources increased by $132.8 million between June 30, 2002 and June 30, 2003. The primary component of non-core funding sources at June 30, 2003 was municipal money market deposits with an average balance of $164.2 million. The cost of interest-bearing liabilities declined from 2.57% for the six months ended JUNE 30, 2002, to 1.90% for the first six months of 2003.

Provision for Loan/Lease Losses

The provision for loan/lease losses represents management's estimate of the expense necessary to maintain the Reserve at an adequate level. The provision for loan/lease losses of $1.1 million for the first six months of 2003, is up from $811,000 for the same period in 2002. The increase in the provision for loan/lease losses in the first half of 2003 is attributable to an increase in net charge-offs, an increase in the dollar volume of nonperforming loans, as well as continued growth in the loan portfolio. Net charge-offs were $585,000 for the first six months of 2003, compared to $462,000 in 2002. The Reserve as a percentage of period end loans was 1.17% at June 30, 2003, and 1.18% at December 31, 2002.

Noninterest Income

Noninterest income is an important component of the Company's revenue mix. Noninterest income for the six months ended June 30, 2003, was $12.7 million, an increase of 14.6% over the same period in 2002. Year-to-date June 30, 2003 noninterest income represented 27.7% of total revenue, compared to 25.7% for the same period last year. Noninterest income for the three months ended June 30, 2003, was $6.6 million, an increase of 13.9% over the same period in 2002.

Tompkins Investment Services generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing employee benefits plans. Services are primarily provided to customers in the Trust Company's market area of Tompkins County and surrounding areas, although the division currently manages assets for clients in nearly 40 states. Tompkins Investment Services' marketing efforts and staff serve clients in The Bank of Castile and Mahopac National Bank markets. Trends for new business in trust and investments services remain positive, although the general downward trend in national stock markets over the past 12 months has caused earnings to decline in the first half of 2003, when compared to the prior year. Improvements in the stock markets and revenue for the division were noted in the second quarter of 2003. The market value of assets managed by, or in custody of, Tompkins Investment Services was approximately $1.3 billion at June 30, 2003, up nearly 4.0% from December 31, 2002. Trust and Investment Services income was $2.0 million in the first six months of 2003, compared to $2.2 million in the first six months of 2002. For the second quarter 2003, Trust and Investment Services income of $1.0 million was down approximately $46,000 from the same period last year.

Service charges on deposit accounts were $3.4 million for the six month period ended June 30, 2003, compared to $2.9 million for the same period in 2002. For the second quarter of 2003, service charges on deposits were $1.7 million, an increase of $107,000 over the same quarter last year. The increase in 2003 is largely due to the increase in deposit accounts and additional deposit related services. The average dollar volume of noninterest-bearing accounts increased by 8.6%, or $19.7 million, from $228.1 million for the six months ended June 30, 2002 to $247.8 million for the six months ended June 30, 2003.

Commission and fee income generated through Tompkins Insurance was $2.6 million for the first half of 2003, up 7.0% from $2.4 million for the same period last year. For the second quarter of 2003, commission and fee income from Tompkins Insurance was $1.3 million, up 6.1% over the second quarter of 2002. Tompkins Insurance primarily offers property and casualty insurance to individuals and businesses in western New York State. Rising premium costs instituted by underwriting insurance companies contributed to the growth in commissions and fees in 2003.

Income from card services, included in other service charges on the consolidated statements of income, continues to be an important source of revenue. The Company continues to expand its product offerings to better serve the needs of customers. Card services products include traditional credit cards, purchasing cards, debit cards, and merchant card processing. Income associated with card services was $1.7 million for the six months ended June 30, 2003, an increase of approximately 22.0% from the first six months of 2002. Card services income was $901,000 in the second quarter of 2003, an increase of 21.1% over income of $745,000 in the same quarter of 2002. An increased number of cardholders and higher transaction volume contributed to the increase in income in 2003 over 2002. Management believes that the recent settlement of the VISA litigation will have a negative impact on debit card income, but will not be material to the overall financial results of the Company.

The Company has corporate owned life insurance (COLI), which relates to life insurance and certain other benefits provided to certain senior officers of the Company and its subsidiaries. Increases in the cash surrender value of COLI are reflected as noninterest income, net of the related mortality expense. Noninterest income for the first six months of 2003 includes $515,000 of income relating to increases in COLI. This compares to $600,000 for the same period in 2002. The decrease in earnings in the first six months of 2003 compared to the same period in 2002 reflects lower returns on the insurance assets as a result of weak market conditions. The Company's average investment in COLI was $21.6 million for the six month period ended June 30, 2003, compared to $20.5 million for the same period in 2002. The tax-equivalent return on COLI was 8.01% for the six month period ended June 30, 2003, compared to 9.85% for the same period in 2002.

Residential loan volume has benefited from the historically low interest rate environment. As a result of this strong application volume, which included a high percentage of applications to refinance loans currently serviced by the Company, the volume of residential mortgage loan sales increased from $19.0 million in the first half of 2002 to $26.7 million in 2003. Net gains from loan sales amounted to $825,000 in the first half of 2003, compared to $305,000 for the same period in 2002.

Due to the recent volatility in interest rates, management has been proactive in evaluating the performance of individual securities within the securities portfolio. As a result, $38.6 million of securities were sold during the first six months of 2003 and replaced with securities that management believes will perform better in the current interest rate environment. Gains on sale of available-for-sale securities amounted to $283,000 in the second quarter of 2003, compared to a loss of $20,000 in the second quarter of 2002. For the six months ended June 30, 2003, realized gains on available-for-sale securities were $342,000, compared to a loss of $20,000 for the same period in 2002.

Noninterest Expenses

Total noninterest expenses were $26.4 million for the six months of 2003, an increase of $1.1 million, or 4.3%, over the same period in 2002. For the second quarter of 2003, noninterest expenses were $13.2 million, up 3.8% over the prior year. The increase in noninterest expense in the first half of 2003 is largely due to higher personnel-related costs, which were up by $1.6 million, or 11.8%, to $15.6 million for the six months ended June 30, 2003, from $13.9 million for the same period in 2002. Personnel related expenses comprise the largest segment of noninterest expense, representing approximately 59.0% of noninterest expense in the first six months of 2003 compared to 55.0% in the same period of 2002 . The increase in personnel related expenses is attributable to a variety of factors including an increased number of employees, and higher benefit related costs for medical insurance and pensions. A portion of the increase is attributable to the opening of two new Trust Company offices in Cortland (December 2003) and Auburn (July 2003); and a new Mahopac National Bank office in LaGrange (July 2002).

Expenses related to bank premises and furniture and fixtures totaled $3.3 million for the first half of 2003, and increase of 7.7% over the same period last year. Other operating expense amounted to $7.1 million in the first half of 2003, compared to $7.8 million for the same period in 2002. This category includes expenses for marketing, postage and courier, printing and supplies, professional fees, software licenses and maintenance, and audits and examinations.

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes. The provision for the six months ended June 30, 2003, was $6.1 million, compared to $5.7 million in 2002. The increased provision is primarily due to increased levels of taxable income. The effective tax rate for the first six months of 2003 was 33.4%, compared to 33.7% for the same period in 2002.

FINANCIAL CONDITION

The Company's total assets were $1.8 billion at June 30, 2003, representing an increase of $116.0 million over total assets reported as of December 31, 2002. Asset growth since year end 2002 included a $48.5 million increase in total loans and a $44.6 million increase in securities. The majority of the loan growth is in the residential mortgage portfolio, which is net of $26.7 million in sales of fixed rate residential mortgage loans. The available-for-sale securities portfolio (at amortized cost) increased by $44.1 million since year end 2002. Part of the increase in the securities portfolio reflects the use of short-term borrowings from the Federal Home Loan Bank ("FHLB") to purchase securities in advance of anticipated cash flows from the securities portfolio. During the first half of 2003, asset growth was supported by deposit growth, repurchase agreements and borrowings from the FHLB.

Capital

Total shareholders' equity was $154.3 million at June 30, 2003, an increase of $3.7 million over year end 2002. Surplus decreased $3.2 million from $46.0 million at December 31, 2002, to $42.8 million at June 30, 2003, while accumulated other comprehensive income was down $769,000 over the same period. The decrease in surplus reflects the repurchase of 83,050 shares of Tompkins common stock at a total cost of $3.5 million. The decrease in other comprehensive income relates to a decrease in unrealized gains on available-for-sale securities. Undivided profits at June 30, 2003 were up $7.6 million from December 31, 2002. Cash dividends paid in the first six months of 2003 totaled $4.4 million, representing 36.8% of year to date earnings. Cash dividends of $0.55 per share for the first six months of 2003, were up from $0.51 per share for the same period in 2002. Dividends per share were retroactively adjusted to reflect the 10% stock dividend declared on July 22, 2003.

In July 2002, the Company's Board of Directors approved a stock repurchase plan (the "Plan"), which authorizes the repurchase of up to 400,000 shares of Tompkins common stock over a two year period. During the first six months of 2003, 83,050 shares have been repurchased under this Plan at an average price of $42.53. As of June 30, 2003, there were 315,750 shares available for repurchase under the Plan.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and its subsidiaries meet all capital adequacy requirements to which they are subject. The table below reflects the Company's capital position at June 30, 2003, compared to the regulatory capital requirements for "well capitalized" institutions.

REGULATORY CAPITAL ANALYSIS - June 30, 2003
------------------------------------------------------------------------------------------
                                                    Actual              Well Capitalized
                                                                           Requirement
(Dollar amounts in thousands)                  Amount       Ratio       Amount       Ratio
------------------------------------------------------------------------------------------
Total Capital  (to risk weighted assets)      $148,919      13.5%      $110,496      10.0%
Tier I Capital (to risk weighted assets)      $136,662      12.4%      $ 66,297       6.0%
Tier I Capital (to average assets)            $136,662       7.9%      $ 86,440       5.0%
------------------------------------------------------------------------------------------

As illustrated above, the Company's capital ratios on June 30, 2003, remain well above the minimum requirement for "well capitalized" institutions. As of June 30, 2003, the capital ratios for each of the Company's subsidiary banks also exceeded the minimum levels required to be considered "well capitalized".

Reserve for Loan/Lease Losses and Nonperforming Assets

Management reviews the adequacy of the Reserve on a regular basis. Management considers the accounting policy relating to the Reserve to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the Reserve required to cover credit losses in the portfolio and the material effect that assumption could have on the results of operations. Factors considered in determining the adequacy of the Reserve and the related provision include: management's approach to granting new credit; the ongoing monitoring of existing credits by the internal and external loan review functions; the growth and composition of the loan and lease portfolio; comments received during the course of independent examinations; current local economic conditions; past due and nonperforming loan statistics; estimated collateral values; and a historical review of loan and lease loss experience. Based upon consideration of the above factors, management believes that the Reserve is adequate to provide for the risk of loss inherent in the current loan and lease portfolio. Activity in the Company's Reserve during the first SIX months of 2003 and 2002 is illustrated in the table below.

ANALYSIS OF THE RESERVE FOR LOAN/LEASE LOSSES (In thousands)
---------------------------------------------------------------------------------------------
                                                               June 30, 2003    June 30, 2002
---------------------------------------------------------------------------------------------
  Average Loans and Leases Outstanding Year to Date             $ 1,012,605      $   902,720
---------------------------------------------------------------------------------------------
  Beginning Balance                                                  11,704           10,706
---------------------------------------------------------------------------------------------
  Provision for loan losses                                           1,138              811
     Loans charged off                                                 (828)            (657)
     Loan recoveries                                                    243              195
---------------------------------------------------------------------------------------------
  Net charge-offs                                                       585              462
---------------------------------------------------------------------------------------------
  Ending Balance                                                $    12,257      $    11,055
=============================================================================================

The Reserve represented 1.17% of total loans and leases outstanding at June 30, 2003, down slightly from 1.19% at June 30, 2002. The Reserve coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) decreased from 1.73 times at June 30, 2002, to 1.66 times at June 30, 2003. Management is committed to early recognition of loan problems and to maintaining an adequate reserve.

The level of nonperforming assets at June 30, 2003 and 2002 is illustrated in the table below. Nonperforming assets of $7.6 million as of June 30, 2003, reflect an increase of $1.0 million from June 30, 2002. Despite the increase in nonperforming assets from June 30, 2002, the current level of nonperforming assets remains modest at 0.43% of total assets. Approximately $618,000 of the nonperforming loans at June 30, 2003, were secured by U.S. Government guarantees, while $1.6 million were secured by one to four family residential properties.

Potential problem loans/leases are loans/leases that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans/leases as nonperforming at sometime in the future. Management considers loans/leases classified as Substandard, which continue to accrue interest, to be potential problem loans/leases. At June 30, 2003, the Company, through its internal loan review function had identified 24 commercial relationships totaling $8.8 million, which it has classified as Substandard, which continue to accrue interest. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in aggregate, give management reason to believe that the current risk exposure on these loans is not significant. Approximately $638,000 of these loans are backed by guarantees of U.S. government agencies. While in a performing status as of June 30, 2003, these loans exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.

NONPERFORMING ASSETS (In thousands)
---------------------------------------------------------------------------------------------
                                                               June 30, 2003    June 30, 2002
---------------------------------------------------------------------------------------------
  Nonaccrual loans                                              $     6,683      $     6,152
  Loans past due 90 days and accruing                                   457               40
  Troubled debt restructuring not included above                        250              180
---------------------------------------------------------------------------------------------
     Total nonperforming loans                                        7,390            6,372
---------------------------------------------------------------------------------------------
  Other real estate, net of allowances                                  235              267
---------------------------------------------------------------------------------------------
     Total nonperforming assets                                 $     7,625      $     6,639
=============================================================================================
  Total nonperforming loans as a percent of total loans                0.71%            0.69%
  Total nonperforming assets as a percentage of total assets           0.43%            0.42%
=============================================================================================

Deposits and Other Liabilities

Total deposits were $1.4 billion on June 30, 2003, up $22.0 million, or 1.6%, from December 31, 2002. Core deposits, which include demand deposits, savings accounts, non-municipal money market accounts, and time deposits of less than $100,000, represent the primary funding source for the Company. As of June 30, 2003, core deposits of $1.1 billion represented 67.0% of total liabilities. This compares to core deposits of $1.0 billion, representing 68.3% of total liabilities at December 31, 2002. The opening of the LaGrange office (July 2002) of the Mahopac National Bank and the Cortland office (December 2002) of the Trust Company helped support deposit growth. In July 2003, the Trust Company opened a new office in Auburn, New York, which will provide an additional source for core deposits. This represents the Company's first office in Cayuga County and our 34th office company-wide.

Non-core funding sources for the Company include: time deposits greater than $100,000, municipal money market deposits, brokered deposits, securities sold under repurchase agreements, Federal funds purchased, and other borrowings. These non-core funding sources totaled $515.9 million at June 30, 2003, up $51.7 million from $464.2 million at December 31, 2002. The majority of the increase was in securities sold under agreements to repurchase and other borrowings. Securities sold under agreements to repurchase, totaled $140.9 million at June 30, 2003 compared to $77.8 million at December 31, 2002. Other borrowings, consisting of term borrowings from the FHLB, increased from $81.9 million at December 31, 2002, to $97.6 million at June 30, 2003. Municipal money market deposits decreased from $172.2 million at December 31, 2002 to $130.1 million at June 30, 2003.

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

Cash and cash equivalents totaled $83.8 million as of June 30, 2003, up from $64.3 million at December 31, 2002. Short term investments, consisting of securities due in one year or less decreased from $24.8 million on December 31, 2002, to $19.4 million on June 30, 2003. Securities pledged to secure certain large deposits and securities sold under repurchase agreements were 63.2% of total securities as of June 30, 2003, compared to 71.8% as of December 31, 2002.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, negotiable certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At June 30, 2003, the unused borrowing capacity on established lines with the FHLB was $147.7 million. As members of the FHLB, the Company's subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At June 30, 2003, total unencumbered residential mortgage loans of the Company were $234.6 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The Condensed Static Gap Table below illustrates the anticipated repricing intervals of assets and liabilities as of June 30, 2003.


Condensed Static Gap - June 30, 2003

                                                             Repricing Interval
                                                                 Cumulative
(Dollar amounts in thousands)                         Total      0-3 months    3-6 months    6-12 months    12 months
---------------------------------------------------------------------------------------------------------------------
Interest-earning assets                            $1,636,218    $  495,889    $  133,648    $  245,159    $  874,696
Interest-bearing liabilities                        1,343,425       543,291        62,906       120,327       726,524
---------------------------------------------------------------------------------------------------------------------
Net gap position                                                    (47,402)       70,742       124,832       148,172
---------------------------------------------------------------------------------------------------------------------
Net gap position as a percentage of total assets                      (2.65%)        3.96%         6.99%         8.30%
=====================================================================================================================

The Company's Board of Directors has established a policy pursuant to which the Company's interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 200 basis point change in rates. Based upon the simulation analysis performed as of June 30, 2003, a 200 basis point upward shift in interest rates over a one-year time frame would result in a one-year decline in net interest income of approximately 0.14%, assuming no balance sheet growth and no management action to address balance sheet mismatches. The same simulation indicates that a 100 basis point decline in interest rates over a one-year period would result in a decrease in net interest income of 1.97%.

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

Item 4.  Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") on August 5, 2003 (the "Evaluation Date") for the quarter ended June 30, 2003. Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's Exchange Act filings.

There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                                                       TOMPKINS TRUSTCO, INC.
                                    Average Consolidated Balance Sheet and Net Interest Analysis


                                           Quarter Ended              Year to Date Period Ended         Year to Date Period Ended
                                              Jun-03                           Jun-03                            Jun-02
------------------------------------------------------------------------------------------------------------------------------------
                                  Average                Average    Average                Average    Average                Average
                                  Balance                 Yield/    Balance                 Yield/    Balance                 Yield/
(Dollar amounts in thousands)      (QTD)       Interest    Rate      (YTD)       Interest    Rate      (YTD)       Interest    Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
  Interest-bearing balances
   due from banks                $    1,173   $        3   1.03%   $    2,468   $       18   1.47%   $        0   $        0   0.00%
    Securities (1)
      U.S. Government Securities    472,229        4,369   3.71%      452,416        9,049   4.03%      366,898       10,347   5.69%
      State and municipal (2)        86,866        1,417   6.54%       86,140        2,850   6.67%       76,755        2,726   7.16%
      Other Securities (2)           30,291          304   4.03%       32,785          611   3.75%       47,863          829   3.49%
                                 ---------------------------------------------------------------------------------------------------
      Total securities              589,386        6,088   4.14%      571,341       12,510   4.42%      491,516       13,902   5.70%
    Federal Funds Sold                  416            1   0.96%        2,322           14   1.22%       12,225          101   1.67%
    Loans, net of unearned
     income (3)
      Real Estate                   640,991       10,440   6.53%      629,750       20,773   6.65%      532,965       19,818   7.50%
      Commercial Loans (2)          259,256        3,908   6.05%      257,104        7,724   6.06%      240,872        8,011   6.71%
      Consumer Loans                101,163        2,401   9.52%      102,292        4,769   9.40%      109,674        5,149   9.47%
      Direct Lease Financing         23,356          393   6.75%       23,459          805   6.92%       19,209          748   7.85%
                                 ---------------------------------------------------------------------------------------------------
      Total loans, net of
       unearned income            1,024,766       17,142   6.71%    1,012,605       34,071   6.79%      902,720       33,726   7.53%
                                 ---------------------------------------------------------------------------------------------------
      Total interest-earning
       assets                     1,615,741       23,236   5.77%    1,588,736       46,613   5.92%    1,406,461       47,729   6.84%
                                 ---------------------------------------------------------------------------------------------------
Other assets                        136,318                           138,079                           122,316

                                 ----------                        ----------                        ----------
      Total assets               $1,752,059                        $1,726,815                        $1,528,777
                                 ==========                        ==========                        ==========

------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES & SHAREHOLDERS'
---------------------------
EQUITY
------
Deposits
  Interest-bearing deposits
    Interest bearing checking,
     savings, & money market        713,238        1,576   0.89%      717,289        3,382   0.95%      624,920        4,904   1.58%
    Time Dep > $100,000             118,011          731   2.48%      115,664        1,485   2.59%      111,273        1,697   3.08%
    Time Dep < $100,000             250,586        1,719   2.75%      250,206        3,540   2.85%      241,665        4,489   3.75%
    Brokered Time Dep < $100,000     23,390          212   3.64%       21,730          394   3.66%       11,700          212   3.65%
                                 ---------------------------------------------------------------------------------------------------
    Total interest-bearing
     deposits                     1,105,225        4,238   1.54%    1,104,889        8,801   1.61%      989,558       11,302   2.30%


Federal funds purchased &
    securities sold under
     agreements to repurchase       124,268          792   2.56%      105,688        1,405   2.68%       76,948        1,275   3.34%
Other borrowings                     98,416        1,068   4.35%       96,538        2,137   4.46%       82,527        2,084   5.09%
                                 ---------------------------------------------------------------------------------------------------
  Total interest-bearing
   liabilities                    1,327,909        6,098   1.84%    1,307,115       12,343   1.90%    1,149,033       14,661   2.57%
                                 ---------------------------------------------------------------------------------------------------
Noninterest bearing deposits        251,236                           247,765                           228,068
Accrued expenses and other
 liabilities                         19,919                            19,575                            15,976
                                 ----------                        ----------                        ----------
  Total liabilities               1,599,064                         1,574,455                         1,393,077

Minority Interest                     1,528                             1,518                             1,518

Shareholders' equity                151,467                           150,842                           134,182
                                 ----------                        ----------                        ----------
  Total liabilities and share-
   holders' equity               $1,752,059                        $1,726,815                        $1,528,777
                                 ==========                        ==========                        ==========

Interest rate spread                                       3.93%                             4.02%                             4.27%
                                              ------------------                ------------------                ------------------
Net interest income/margin on
 earning assets                               $   17,138   4.25%                $   34,270   4.35%                $   33,068   4.74%

Tax Equivalent Adjustment                           (585)                           (1,172)                           (1,107)
                                              ----------                        ----------                        ----------
  Net interest income per
   consolidated financial
    statements                                $   16,553                        $   33,098                        $   31,961
                                              ==========                        ==========                        ==========
------------------------------------------------------------------------------------------------------------------------------------


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

         None

Item 3.  Defaults on Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of stockholders of the Company was held on May 12, 2003 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, as amended.

The election of four directors for three-year terms was approved at the Annual Meeting. Directors James W. Fulmer, William W. Griswold, James R. Hardie and Thomas R. Salm were each elected to a term of three years which expires in the year 2006. John E. Alexander, James J. Byrnes, Reeder D. Gates, Edward C. Hooks, Bonnie H. Howell, Hunter R. Rawlings, III, Michael H. Spain, William D. Spain, Jr. and Craig Yunker will continue as Directors. The voting for the directors is shown below.

         Director                   In Favor         Opposed        Did Not Vote
         --------                   --------         -------        ------------
         James W. Fulmer            6,173,132         53,051         1,135,080
         William W. Griswold        6,103,355        122,827         1,135,080
         James R. Hardie            6,172,999         53,184         1,135,080
         Thomas R. Salm             6,173,024         53,159         1,135,080

An amendment of the Tompkins Trustco, Inc. Stock Option Plan of 2001 was approved to increase the number of shares of Common Stock reserved for issuance thereunder from 350,000 shares of common stock, having a $0.10 par value per share, to 850,000 shares of common stock, having a $0.10 par value per share. Voting with respect to the Plan amendment was as follows: 5,781,404 in favor, 387,871 opposed, 56,900 abstained and 1,135,090 did not vote.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         31. Certification of the Chief Executive Officer as required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR
         240.15d-14(a)).

         31. Certification of the Chief Financial Officer as required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR
         240.15d-14(a)).

         32. Certification of the Chief Executive Officer Pursuant to 18 U.S.C.
         Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32. Certification of the Chief Financial Officer Pursuant to 18 U.S.C.
         Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

(b)      Reports on Form 8-K

         On April 23, 2003, Tompkins Trustco, Inc. filed a Form 8-K pursuant to "Item 12-Results of Operations and Financial Condition" of Form 8-K, disclosing that the Company issued a press release on April 23, 2003 announcing its earnings for the calendar quarter ended March 31, 2003. A copy of the press release was attached to the Form 8-K as an exhibit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2003


TOMPKINS TRUSTCO, INC.


By: /s/ JAMES J. BYRNES
    ----------------------------
    James J. Byrnes
    Chairman of the Board,
    Chief Executive Officer



By: /s/ FRANCIS M. FETSKO
    ----------------------------
    Francis M. Fetsko
    Executive Vice President and
    Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------



EXHIBIT NUMBER                          DESCRIPTION                        PAGES
--------------                          -----------                        -----

     31.1          Certification of Chief Executive Officer as required
                   by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule
                   15d-14(a) (17 CFR 240.15d-14(a)).                         24

     31.2          Certification of Chief Financial Officer as required
                   by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule
                   15d-14(a) (17 CFR 240.15d-14(a)).                         25

     32.1          Certification of the Chief Executive Officer Pursuant
                   to 18 U.S.C. Section 1350, as Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002.            26

     32.2          Certification of the Chief Financial Officer Pursuant
                   to 18 U.S.C. Section 1350, as Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act 2002.               27