Form 10-Q
period 2003-09-30
TOMPKINS TRUSTCO INC
filed 2003-11-10
CIK 1005817

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-12709


                             TOMPKINS TRUSTCO INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                    16-1482357
  ----------------------------             ------------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

 The Commons, P.O. Box 460, Ithaca, NY                        14851
----------------------------------------                    ----------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes[X] No[ ]

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

               Class                       Outstanding as of October 31, 2003
    ----------------------------           ----------------------------------
    Common Stock, $.10 par value                    8,151,883 shares

                             TOMPKINS TRUSTCO, INC.

                                    FORM 10-Q

                                      INDEX


PART I -FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
        Item 1 -Financial Statements (Unaudited)
                Condensed Consolidated Statements of Condition as of
                September 30, 2003 and December 31, 2002                       3

                Condensed Consolidated Statements of Income for
                the three months and nine months ended September 30, 2003
                and 2002                                                       4

                Condensed Consolidated Statements of Cash Flows for the
                nine months ended September 30, 2003 and 2002                  5

                Condensed Consolidated Statements of Changes in
                Shareholders' Equity for the nine months ended
                September 30, 2003 and 2002                                    6

                Notes to Unaudited Condensed Consolidated Financial
                Statements                                                  7-10

        Item 2 -Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        11-17

        Item 3 -Quantitative and Qualitative Disclosures about Market Risk    18

        Item 4 -Controls and Procedures                                       18

                Average Consolidated Balance Sheet and Net Interest
                Analysis                                                      19

PART II - OTHER INFORMATION

        Item 1 -Legal Proceedings                                             20

        Item 2 -Changes in Securities and Use of Proceeds                     20

        Item 3 -Defaults on Senior Securities                                 20

        Item 4 -Submission of Matters to a Vote of Securities Holders         20

        Item 5 -Other Information                                             20

        Item 6 -Exhibits and Reports on Form 8-K                              20

SIGNATURES                                                                    21

EXHIBIT INDEX                                                                 22

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                  (In thousands, except share data) (Unaudited)

                                                                                             As of          As of
ASSETS                                                                                     09/30/2003     12/31/2002
                                                                                          -----------    -----------
Cash and noninterest bearing balances due from banks                                      $    70,888    $    53,898
Interest bearing balances due from banks                                                        2,173         10,000
Federal funds sold                                                                                  0            400
Available-for-sale securities, at fair value                                                  569,594        493,780
Held-to-maturity securities, fair value of $43,655 at
    September 30, 2003 and $40,260 at December 31, 2002                                        41,937         38,722
Loans and leases net of unearned income and deferred costs and fees                         1,038,193        995,346
Less:  Reserve for loan/lease losses                                                           11,621         11,704
--------------------------------------------------------------------------------------------------------------------
                                                                       Net Loans/Leases     1,026,572        983,642

Bank premises and equipment, net                                                               27,685         27,111
Corporate owned life insurance                                                                 22,155         21,382
Goodwill                                                                                       10,761         10,684
Intangible assets                                                                               3,253          3,422
Accrued interest and other assets                                                              30,062         27,162
--------------------------------------------------------------------------------------------------------------------
                                                                           Total Assets   $ 1,805,080    $ 1,670,203
--------------------------------------------------------------------------------------------------------------------

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARIES AND SHAREHOLDERS' EQUITY
Deposits:
     Interest bearing:
          Checking, savings and money market                                              $   748,956    $   710,753
          Time                                                                                378,482        379,603
     Noninterest bearing                                                                      276,795        249,929
--------------------------------------------------------------------------------------------------------------------
                                                                         Total Deposits     1,404,233      1,340,285

Federal funds purchased and securities sold under agreements to repurchase                    152,075         77,843
Other borrowings                                                                               72,341         81,930
Other liabilities                                                                              21,190         18,059
--------------------------------------------------------------------------------------------------------------------
                                                                      Total Liabilities     1,649,839      1,518,117
--------------------------------------------------------------------------------------------------------------------

Minority interest in consolidated subsidiaries                                                  1,525          1,489

Shareholders' equity:
     Common Stock - par value $.10 per share, authorized 15,000,000 shares
         Issued: 8,148,633 at September 30, 2003; and 8,211,815 at December 31, 2002              815            747
     Surplus                                                                                   75,800         45,997
     Undivided profits                                                                         75,167         96,722
     Accumulated other comprehensive income                                                     2,400          7,597
     Treasury stock, at cost - 26,981 shares at September 30, 2003,
         and December 31, 2002                                                                   (466)          (466)

--------------------------------------------------------------------------------------------------------------------
                                                             Total Shareholders' Equity       153,716        150,597
--------------------------------------------------------------------------------------------------------------------
                      Total Liabilities, Minority Interest in Consolidated Subsidiaries
                                                               and Shareholders' Equity   $ 1,805,080    $ 1,670,203
====================================================================================================================

Share data has been retroactively adjusted to reflect a 10% stock dividend paid on August 15, 2003.

See accompanying notes to unaudited condensed consolidated financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                                                                    Three months ended         Nine months ended
                                                                                 ------------------------   -----------------------
                                                                                 09/30/2003    09/30/2002   09/30/2003   09/30/2002
                                                                                 ----------    ----------   ----------   ----------
INTEREST AND DIVIDEND INCOME
Loans                                                                            $   17,342    $   17,246   $   51,338   $   50,898
Balances due from banks                                                                   7            10           25           10
Federal funds sold                                                                        1            63           15          164
Available-for-sale securities                                                         4,870         6,116       15,503       18,278
Held-to-maturity securities                                                             374           378        1,154        1,084
-----------------------------------------------------------------------------------------------------------------------------------
                            Total Interest and Dividend Income                       22,594        23,813       68,035       70,434
-----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits:
     Time certificates of deposits of $100,000 or more                                  680           739        2,166        2,436
     Other deposits                                                                   3,007         4,876       10,322       14,481
Federal funds purchased and securities sold under agreements
     to repurchase                                                                      915           609        2,320        1,884
Other borrowings                                                                        956         1,038        3,093        3,121
-----------------------------------------------------------------------------------------------------------------------------------
                                        Total Interest Expense                        5,558         7,262       17,901       21,922
-----------------------------------------------------------------------------------------------------------------------------------
                                           Net Interest Income                       17,036        16,551       50,134       48,512
-----------------------------------------------------------------------------------------------------------------------------------
                        Less:  Provision for loan/lease losses                          585           686        1,723        1,497
-----------------------------------------------------------------------------------------------------------------------------------
     Net Interest Income After Provision for Loan/Lease Losses                       16,451        15,865       48,411       47,015
-----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Trust and investment services income                                                  1,092           930        3,138        3,100
Service charges on deposit accounts                                                   1,863         1,698        5,215        4,580
Insurance commissions and fees                                                        1,371         1,312        3,974        3,745
Other service charges                                                                 1,309         1,381        4,077        3,739
Increase in cash surrender value of corporate owned life insurance                      262           348          777          948
Gains on sale of loans                                                                   24           236          849          541
Other income                                                                            429           323          655          660
Net realized (loss) gain on available-for-sale securities                              (241)           74          101           54
-----------------------------------------------------------------------------------------------------------------------------------
                                      Total Noninterest Income                        6,109         6,302       18,786       17,367
-----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salary and wages                                                                      5,921         5,653       17,944       16,612
Pension and other employee benefits                                                   1,642         1,408        5,197        4,381
Net occupancy expense of bank premises                                                  837           779        2,521        2,239
Furniture and fixture expense                                                           810           802        2,454        2,433
Amortization of intangible assets                                                       170           212          544          676
Other operating expense                                                               3,878         3,943       10,999       11,780
-----------------------------------------------------------------------------------------------------------------------------------
                                    Total Noninterest Expenses                       13,258        12,797       39,659       38,121
-----------------------------------------------------------------------------------------------------------------------------------
                 Income Before Income Tax Expense and Minority
                         Interest in Consolidated Subsidiaries                        9,302         9,370       27,538       26,261
-----------------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                           34            34          101          101
                                            Income Tax Expense                        3,092         3,128        9,187        8,825
-----------------------------------------------------------------------------------------------------------------------------------
                                                    Net Income                   $    6,176    $    6,208   $   18,250   $   17,335
-----------------------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share                                                         $     0.76    $     0.76   $     2.25   $     2.13
Diluted Earnings Per Share                                                       $     0.75    $     0.75   $     2.21   $     2.08
===================================================================================================================================

Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on August 15, 2003.

See accompanying notes to unaudited condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                                    Nine months ended
                                                                                 ------------------------
                                                                                 09/30/2003    09/30/2002
                                                                                 ----------    ----------
OPERATING ACTIVITIES
Net income                                                                       $   18,250    $   17,335
Adjustments to reconcile net income to net cash
     provided by operating activities:
Provision for loan/lease losses                                                       1,723         1,497
Depreciation and amortization premises, equipment, and software                       2,351         2,178
Amortization of intangible assets                                                       544           676
Earnings from corporate owned life insurance, net                                      (777)         (913)
Net amortization on securities                                                        3,263         1,112
Net realized gain on available-for-sale securities                                     (101)          (54)
Net gain on sale of loans                                                              (849)         (541)
Proceeds from sale of loans                                                          42,155        25,134
Loans originated for sale                                                           (37,027)      (24,554)
Net loss (gain) on sales of bank premises and equipment                                  30            (8)
ISOP/ESOP shares released for allocation                                                  0           414
Increase in accrued interest receivable                                                (184)         (369)
Decrease in accrued interest payable                                                    (59)       (1,085)
Other, net                                                                            3,440           941
---------------------------------------------------------------------------------------------------------
                                     Net Cash Provided by Operating Activities       32,759        21,763
---------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities                           250,898       166,410
Proceeds from sales of available-for-sale securities                                 93,512        13,134
Proceeds from maturities of held-to maturity securities                               9,340         8,777
Purchases of available-for-sale securities                                         (392,328)     (277,006)
Purchases of held-to-maturity securities                                            (12,612)      (18,526)
Net increase in loans                                                               (88,595)      (61,820)
Proceeds from sale of bank premises and equipment                                        32            25
Purchases of bank premises and equipment                                             (2,768)       (3,318)
Redemption of corporate owned life insurance                                              0           437
Net cash used in acquisitions                                                           (53)          (21)
---------------------------------------------------------------------------------------------------------
                                         Net Cash Used in Investing Activities     (142,574)     (171,908)
---------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits                           65,069       258,695
Net decrease in time deposits                                                        (1,121)      (32,766)
Net increase (decrease) in Federal funds purchased and securities
   sold under agreements to repurchase                                               74,232       (35,536)
Increase in other borrowings                                                         60,000        14,269
Repayment of other borrowings                                                       (69,668)       (7,774)
Cash dividends                                                                       (6,647)       (6,369)
Cash paid in lieu of fractional shares - 10% stock dividend                             (13)            0
Common stock repurchased and returned to unissued status                             (3,712)       (1,304)
Net proceeds from exercise of stock options and related tax benefit                     438           430
---------------------------------------------------------------------------------------------------------
                                     Net Cash Provided by Financing Activities      118,578       189,645
---------------------------------------------------------------------------------------------------------

Net Increase in Cash and Cash Equivalents                                             8,763        39,500
Cash and Cash Equivalents at beginning of Period                                     64,298        44,117
Total Cash & Cash Equivalents at End of Period                                   $   73,061    $   83,617
=========================================================================================================

Supplemental Information:
     Cash paid during the year for:
          Interest                                                                   17,960        23,007
          Taxes                                                                       3,681         3,740

Non-cash Investing Activities:
          Securitization of Loans                                                    39,663             0

See accompanying notes to unaudited condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           (In thousands, except share and per share data) (Unaudited)

                                                                               Accumulated
                                                                                 Other
                                        Common                   Undivided    Comprehensive   Treasury    Unallocated
                                        Stock        Surplus      Profits     Income (Loss)    Stock       ISOP/ESOP       Total
===================================================================================================================================
Balances at
January 1, 2002                      $      744    $   45,456    $   82,385    $    3,039    ($     466)   ($      86)   $  131,072
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
    Net Income                                                       17,335                                                  17,335
    Other comprehensive income                                                      4,975                                     4,975
                                                                                                                         ----------
         Total Comprehensive Income                                                                                          22,310
                                                                                                                         ==========

Cash dividends ($0.78/Share)                                         (6,369)                                                 (6,369)
Exercise of stock options and related
     tax benefit (29,103 shares, net)         3           427                                                                   430
Common stock repurchased and
  returned to unissued status
  (37,004 shares)                            (4)       (1,300)                                                               (1,304)
ESOP shares committed to be released
     for allocation (11,187 shares)                       328                                                      86           414
-----------------------------------------------------------------------------------------------------------------------------------
Balances at
September 30, 2002                   $      743    $   44,911    $   93,351    $    8,014    ($     466)   $        0    $  146,553
-----------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
Balances at
January 1, 2003                      $      747    $   45,997    $   96,722    $    7,597    ($     466)   $        0    $  150,597
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
    Net Income                                                       18,250                                                  18,250
    Other comprehensive loss                                                       (5,197)                                   (5,197)
                                                                                                                         ----------
         Total Comprehensive Income                                                                                          13,053
                                                                                                                         ==========

Cash dividends ($0.82/Share)                                         (6,647)                                                 (6,647)
Exercise of stock options and related
    tax benefit (32,915 shares, net)          3           435                                                                   438
Common stock repurchased and
   returned to unissued status
   (95,799 shares)                           (9)       (3,703)                                                               (3,712)
 Effect of 10% stock dividend                74        33,071       (33,145)                                                      0
 Cash paid in lieu of fractional
   shares (298 shares)                                                  (13)                                                    (13)
-----------------------------------------------------------------------------------------------------------------------------------
Balances at
September 30, 2003                   $      815    $   75,800    $   75,167    $    2,400    ($     466)   $        0    $  153,716
-----------------------------------------------------------------------------------------------------------------------------------

Share and per share data have been retroactively adjusted to reflect a 10% stock dividend paid on August 15, 2003.



See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Trustco, Inc. ("Tompkins" or the "Company"), is the corporate parent to three community banks, Tompkins Trust Company ("Trust Company"), The Bank of Castile, and The Mahopac National Bank ("Mahopac National Bank"), which together operate 34 banking offices in New York State market areas served by its subsidiary banks. Headquartered in Ithaca, New York, Tompkins is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Tompkins was organized in 1995, under the laws of the State of New York, as a bank holding company for Tompkins Trust Company, a commercial bank that has operated in Ithaca and surrounding communities since 1836.

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

In management's opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's 2002 Annual Report on Form 10-K. The consolidated financial information included herein combines the results of operations, the assets, liabilities, and shareholders' equity of the Company and its subsidiaries. Amounts in the prior period's consolidated financial statements are reclassified when necessary to conform to the current period's presentation. All significant intercompany balances and transactions are eliminated in consolidation.

3. Earnings Per Share

A computation of Basic Earnings Per Share ("EPS") and Diluted EPS for the three and nine month periods ending September 30, 2003 and 2002, is presented in the table below.

------------------------------------------------------------------------------------------------------------------
                                                                                          Weighted *         Per *
Three months ended September 30, 2003                                Net Income        Average Shares       Share
(In thousands except share and per share data)                       (Numerator)        (Denominator)       Amount
------------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                                $6,176             8,112,827         $0.76

Effect of dilutive securities (Stock options)                                               157,771

Diluted EPS
Income available to common shareholders plus assumed conversions       $6,176             8,270,598         $0.75
==================================================================================================================

------------------------------------------------------------------------------------------------------------------
                                                                                          Weighted *         Per *
Three months ended September 30, 2002                                Net Income        Average Shares       Share
(In thousands except share and per share data)                       (Numerator)        (Denominator)       Amount
------------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                                $6,208             8,142,575         $0.76

Effect of dilutive securities (Stock options)                                               177,780

Diluted EPS
Income available to common shareholders plus assumed conversions       $6,208             8,320,355         $0.75
==================================================================================================================


------------------------------------------------------------------------------------------------------------------
                                                                                          Weighted *         Per *
Nine months ended September 30, 2003                                 Net Income        Average Shares       Share
(In thousands except share and per share data)                       (Numerator)        (Denominator)       Amount
------------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                                $18,250            8,125,410         $2.25

Effect of dilutive securities (Stock options)                                               140,757

Diluted EPS
Income available to common shareholders plus assumed conversions       $18,250            8,266,167         $2.21
==================================================================================================================


------------------------------------------------------------------------------------------------------------------
                                                                                          Weighted *         Per *
Nine months ended September 30, 2002                                 Net Income        Average Shares       Share
(In thousands except share and per share data)                       (Numerator)        (Denominator)       Amount
------------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                                $17,335            8,148,629         $2.13

Effect of dilutive securities (Stock options)                                               171,255

Diluted EPS
Income available to common shareholders plus assumed conversions       $17,335            8,319,884         $2.08
==================================================================================================================

* Share and per share data has been retroactively adjusted to reflect a 10% stock dividend paid on August 15, 2003.

4. Comprehensive Income (Loss)

                                                                      Three months ended               Nine months ended
(In thousands)                                                     09/30/2003     09/30/2002       09/30/2003     09/30/2002
----------------------------------------------------------------------------------------------------------------------------
Net Income                                                           $ 6,176        $ 6,208          $18,250        $17,335
----------------------------------------------------------------------------------------------------------------------------
Net unrealized holding (losses) gains during the period               (4,573)         1,545           (5,136)         5,007
           Memo: Pre-tax net unrealized holding (loss) gain           (7,621)         2,575           (8,561)         8,345

Reclassification adjustment for net realized loss (gain) on
     available-for-sale securities                                       145            (44)             (61)           (32)
                      Memo: Pretax net realized loss (gain)              241            (74)            (101)           (54)
----------------------------------------------------------------------------------------------------------------------------
Other Comprehensive (Loss) Income                                     (4,428)         1,501           (5,197)         4,975

----------------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                           $ 1,748        $ 7,709          $13,053        $22,310
============================================================================================================================

5.  Financial Guarantees

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statement s No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN No. 45 requires certain disclosures and potential liability recognition for the fair value at issuance of guarantees that fall within its scope. Based upon the Company's interpretation of FIN No. 45, the Company currently does not issue any guarantees that would require liability recognition under FIN No. 45, other than standby letters of credit. As of September 30, 2003, the Company's maximum potential obligation under standby letters of credit was $12.1 million. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate losses as a result of these transactions.

6.  Recent Accounting Pronouncements

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

                                                                 Three months ended         Nine months ended
(In thousands except per share data)                           09/30/2003   09/30/2002   09/30/2003   09/30/2002
----------------------------------------------------------------------------------------------------------------
Net Income:
   As reported                                                 $    6,176   $    6,208   $   18,250   $   17,335
   Deduct:  Total stock-based employee compensation expense
    determined under fair value based method for all awards,
    net of all related tax effects                                    147           73          408          235
   Pro forma                                                   $    6,029   $    6,135   $   17,842   $   17,100
----------------------------------------------------------------------------------------------------------------

Basic earnings per share:
   As reported                                                 $     0.76   $     0.76   $     2.25   $     2.13
   Pro forma                                                         0.74         0.75         2.20         2.10
----------------------------------------------------------------------------------------------------------------

Diluted earnings per share:
   As reported                                                 $     0.75   $     0.75   $     2.21   $     2.08
   Pro forma                                                         0.73         0.74         2.16         2.06
================================================================================================================

Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on August 15, 2003.

The per share weighted average fair value of the 6,600 stock options granted during the first nine months of 2003 was $17.48. The per share weighted average fair value of the 177,100 stock options granted during the first nine months of 2002 was $14.75. Fair values were arrived at using the Black Scholes option-pricing model with the following assumptions:

                                                         2003             2002
--------------------------------------------------------------------------------
Risk-free interest rate                                  3.68%            3.44%
Expected dividend yield                                  2.80%            3.00%
Volatility                                              44.58%           46.20%
Expected life (years)                                    7.00             7.00
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

CONSOLIDATION OF VARIABLE INTEREST ENTITIES: In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period ending after December 15, 2003. The application of this Interpretation did not have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The Company did not have any disclosures required in these consolidated financial statements.

AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is generally effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on its consolidated financial statements as a result of the adoption of this Statement.

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

Effective January 1, 2001, the Company completed the acquisition of 100% of the common stock of Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., in a cash and stock transaction accounted for as a purchase. The two agencies have been merged with and into Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"), a wholly-owned subsidiary of Tompkins, offering property and casualty insurance to individuals and businesses in Western New York State. The seven offices of Tompkins Insurance include two offices that are shared with The Bank of Castile. Further details pertaining to mergers and acquisitions are presented in Note 2 of the Company's Consolidated Financial Statements included in the Company's 2002 Annual Report on Form 10-K.

Through its community bank subsidiaries, the Company provides traditional banking related services, which constitute the Company's only business segment. Banking services consist primarily of attracting deposits from the areas served by its banking offices and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans (including commercial loans collateralized by real estate), and leases, and providing trust and investment related services. The Company's principal expenses are interest on deposits, interest on borrowings, and operating and general administrative expenses, as well as provisions for loan/lease losses. Funding sources, other than deposits, include borrowings, securities sold under agreements to repurchase, and cash flow from lending and investing activities. The Company conducts trust and investment services through Tompkins Investment Services, a division of Tompkins Trust Company. Tompkins Investment Services provides trust services, investment management accounts, custody accounts, retirement plans and rollovers, estate settlement, and financial planning. Tompkins Insurance primarily provides services consisting of property and casualty insurance for individuals and businesses, which complement the services offered through the Company's banking subsidiaries.

The following discussion is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of Tompkins and its operating subsidiaries. It should be read in conjunction with the Company's Form 10-K and Consolidated Financial Statement notes for the year ended December 31, 2002, and the unaudited condensed consolidated financial statements and notes included elsewhere in this report.

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

Critical Accounting Policies

In the course of the Company's normal business activity, management must select and apply many accounting policies and methodologies that contribute to the financial results presented in the consolidated financial statements of the Company. Some of these policies are more critical than others. Management considers the accounting policy relating to the reserve for loan/lease losses (the "Reserve") to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of Reserve needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Company's results of operations. Based upon management's evaluation of the Reserve as of September 30, 2003, management considers the Reserve to be adequate (Refer to "Reserve for Loan /Lease Losses and Nonperforming Assets", pg. 16). Under different conditions or assumptions, however, the Company would need to increase or decrease the Reserve.

All accounting policies are important and the reader of the financial statements should review these policies, described in Note 1 of the Company's Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 2002, to gain a greater understanding of how the Company's financial performance is reported.

RESULTS OF OPERATIONS

For the quarter ended September 30, 2003, net income was $6.2 million, which was approximately unchanged from the same period in 2002. Diluted earnings per share was $0.75 for third quarter of 2003, compared to $0.75 for the same period in 2002. Earnings per share numbers included in this report have been adjusted for a 10% stock dividend which was paid on August 15, 2003. Despite some declines from the third quarter of 2002, the Company's key performance ratios remain strong. Return on average assets (ROA) for the quarter ended September 30, 2003, was 1.38%, compared to 1.53% for the same period in 2002. Return on average shareholders' equity (ROE) for the third quarter of 2003 was 16.14%, compared to 17.22% for the same period in 2002.

Net income for the nine month period ended September 30, 2003, was $18.3 million, an increase of 5.3% over the same period in 2002. Diluted earnings per share was $2.21 for the first nine months of 2003, compared to $2.08 for the same period in 2002. Return on average assets for the first nine months of 2003 was 1.40%, compared to 1.49% for the same period in 2002. Return on average shareholders' equity for the first nine months of 2003 was 16.14%, compared to 16.90% for the same period in 2002. The decrease in ROE is attributable to the 10.2% growth in average equity outpacing the 5.3% growth in net income.

Net Interest Income
The attached Average Consolidated Balance Sheet and Net Interest Analysis illustrates the trend in average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. The Company earned tax-equivalent net interest income of $17.6 million for the three months ended September 30, 2003, compared to $17.1 million for the same period in 2002. An increased volume of earning assets helped offset a decline in net interest margin in the current quarter. The net interest margin for the third quarter declined from 4.61% in 2002, to 4.26% in 2003.

Year-to-date September 30, 2003, the Company earned tax-equivalent net interest income of $51.9 million, an increase of 3.4% over the $50.2 million earned in the first nine months of 2002. Net interest margin for the nine months ended September 30, 2003, was 4.32%, down from 4.70% for the same period in 2002.

The low interest rate environment has resulted in declines in both the yield on earning assets and the cost of interest-bearing liabilities. The yield on earning assets declined from 6.75% for the first nine months of 2002, to 5.81% for the same period in 2003. The cost of interest bearing liabilities declined from 2.51% to 1.82% over the same period.

Average earning assets for the year-to-date period ended September 30, 2003, increased $177.6 million, or 12.4%, over the same period in 2002. Growth in earning assets was concentrated in residential real estate, securities, and commercial lending products. Application volume for residential mortgages over the past 12 months remained very strong, driven by a low interest rate environment. However, as a result of increasing rates in the third quarter of 2003, refinance application volume has slowed significantly. Year-to-date September 30, 2003, average residential mortgage loans increased by $63.0 million, or 18.2%, over the same period last year. The Company sold $41.3 million of residential mortgages over the first nine months of 2003 and securitized another $39.7 million of residential mortgages during the third quarter of 2003. The securitized loans are held in the Company's available-for-sale securities portfolio.

Average securities (excluding changes in unrealized gains and losses on available-for-sale securities) increased by $77.1 million from the first nine months of 2002. Growth in the securities portfolio includes a $54.7 million increase in average U.S. Government mortgage-backed securities, and a $28.9 million increase in average U.S. Government agency securities. The low interest rate environment led to higher prepayments on mortgage-backed securities in 2003 than in 2002. Consequently, premium amortizations on mortgage-backed securities were also significantly greater in 2003 than in 2002. For the first nine months of 2003, net amortization on securities totaled $3.3 million compared with $1.1 million for the same period in 2002.

Between September 30, 2002, and September 30, 2003, average balances for commercial real estate loans, commercial loans, and commercial leases increased by $26.7 million, $15.6 million, and $0.9 million, respectively. These commercial lending products represented 47.0% of average loans at September 30, 2003, down from 47.8% of average loans at September 30, 2002. Management continues to emphasize commercial services, as these commercial loan products are typically attractive to the Company from a yield and interest rate risk management perspective.

The cost of interest-bearing liabilities declined from 2.51% for the nine months ended September 30, 2002, to 1.82% for the first nine months of 2003. Core deposits (total deposits, less: brokered deposits, municipal money market deposits, and time deposits of $100,000 or more) remain a key source of funding for asset growth. Core deposits increased by $52.9 million, or 5.2%, from an average balance of $1.0 billion for the first nine months of 2002, to $1.1 billion for the same period in 2003. Core deposits represent the Company's largest and lowest cost funding source, with average core deposits representing 67.2% of average liabilities for the first nine months of 2003. This compares to 71.8% for the same period in 2002.

Non-core funding sources, which include time deposits of $100,000 or more, brokered deposits, municipal money market deposits, Federal funds purchased, securities sold under agreements to repurchase (repurchase agreements), and other borrowings provide additional sources of funding to support asset growth. Average balances on these non-core funding sources increased by $119.5 million between September 30, 2002 and September 30, 2003. The primary component of non-core funding sources at September 30, 2003 was municipal money market deposits with an average balance of $153.2 million.

Provision for Loan/Lease Losses
The provision for loan/lease losses represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses (the "Reserve") at an adequate level. The provision for loan/lease losses of $1.7 million for the first nine months of 2003, is up from $1.5 million for the same period in 2002. The increase in the provision for loan/lease losses in the first nine months of 2003 is attributable to an increase in net charge-offs, an increase in the dollar volume of nonperforming loans, as well as continued growth in the loan portfolio. Net charge-offs were $1.8 million for the first nine months of 2003, compared to $858,000 in 2002. The Reserve as a percentage of period end loans was 1.12% at September 30, 2003, and 1.18% at December 31, 2002.

Noninterest Income
Noninterest income is an important component of the Company's revenue mix. Noninterest income for the nine months ended September 30, 2003, was $18.8 million, an increase of 8.2% over the same period in 2002. Year-to-date September 30, 2003, noninterest income represented 27.3% of total revenue, compared to 26.4% for the same period last year. Excluding gains and losses on the sale of available-for-sale securities, noninterest income for the three months ended September 30, 2003, was $6.3 million, an increase of 1.9% over the $6.2 million earned in same period in 2002.

Trust and Investment Services income was $3.1 million in the first nine months of 2003, which is in line with the first nine months of 2002. For the third quarter 2003, Trust and Investment Services income of $1.1 million was up approximately $162,000, or 17.4%, from the same period last year. Tompkins Investment Services generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing employee benefits plans. Services are primarily provided to customers in the Trust Company's market area of Tompkins County and surrounding areas; however, Tompkins Investment Services representatives serve clients in The Bank of Castile and Mahopac National Bank markets, and the division currently manages assets for clients in nearly 40 states. Trends for new business in trust and investments services remain positive. The general downward trend in national stock markets in 2002 and early 2003 had an unfavorable impact on trust commissions and fees. Improvements in the stock markets and revenue for the division were noted in the second and third quarters of 2003. The market value of assets managed by, or in custody of, Tompkins Investment Services was approximately $1.3 billion at September 30, 2003, up nearly 10.3% from December 31, 2002.

Service charges on deposit accounts were $5.2 million for the nine month period ended September 30, 2003, compared to $4.6 million for the same period in 2002. For the third quarter of 2003, service charges on deposits were $1.9 million, an increase of $165,000, or 9.7%, over the same quarter last year. The increase in 2003 is due to the increase in deposit accounts, fee increases, and additional deposit related services. The average dollar volume of noninterest-bearing accounts increased by 9.8%, from $233.5 million for the nine months ended September 30, 2002, to $256.3 million for the nine months ended September 30, 2003.

Commission and fee income generated through Tompkins Insurance was $4.0 million for the first nine months of 2003, up 6.1% from $3.7 million for the same period last year. For the third quarter of 2003, commission and fee income from Tompkins Insurance was $1.4 million, up 4.5% over the $1.3 million earned in the third quarter of 2002. Tompkins Insurance primarily offers property and casualty insurance to individuals and businesses in Western New York State. Rising premium costs instituted by underwriting insurance companies contributed to the growth in commissions and fees in 2003.

Income associated with card services was $2.5 million for the nine months ended September 30, 2003, an increase of approximately 15.7% from the $2.2 million earned in the first nine months of 2002. Card services income was $844,000 in the third quarter of 2003, an increase of 5.0% over income of $804,000 in the same quarter of 2002. An increased number of cardholders and higher transaction volume contributed to the increase in income in 2003 over 2002. Income from card services, included in other service charges on the consolidated statements of income, continues to be an important source of revenue. The Company continues to expand its product offerings to better serve the needs of customers. Card services products include traditional credit cards, purchasing cards, debit cards, and merchant card processing.

The Company has corporate owned life insurance (COLI), which relates to life insurance and certain other benefits provided to certain senior officers of the Company and its subsidiaries. Increases in the cash surrender value of COLI are reflected as noninterest income, net of the related mortality expense. Noninterest income for the first nine months of 2003 includes $777,000 of income relating to increases in COLI. This compares to $948,000 for the same period in 2002. The decrease in earnings in the first nine months of 2003 compared to the same period in 2002 reflects lower returns on the insurance assets as a result of weak market conditions. The Company's average investment in COLI was $21.8 million for the nine month period ended September 30, 2003, compared to $20.6 million for the same period in 2002. The tax-equivalent return on COLI was 7.96% for the nine month period ended September 30, 2003, compared to 10.27% for the same period in 2002.

During 2003, residential loan volume benefited from the historically low interest rate environment. As a result of strong application volume, which included a high percentage of applications to refinance loans currently serviced by the Company, the volume of residential mortgage loan sales increased from $24.6 million in the first nine months of 2002 to $41.3 million in 2003. Net gains from loan sales amounted to $849,000 for the nine months ended September 30, 2003, compared to $541,000 for the same period in 2002. The volume of refinancing applications slowed considerably in the third quarter of 2003 as a result of the upward movement in interest rates. The upward movement in rates also had a negative impact on gains on the sale of loans, which decreased from $236,000 in the third quarter of 2002 to $24,000 in the third quarter of 2003.

Management has been proactive in evaluating the performance of individual securities within the securities portfolio given the recent volatility of interest rates. As a result, the Company sold $55.0 million of securities during the third quarter of 2003 and $93.5 million of securities during the first nine months of 2003. These securities were replaced with securities that management believes will perform better in the current interest rate environment. Realized losses on sale of available-for-sale securities amounted to $241,000 in the third quarter of 2003, compared to gains of $74,000 in the third quarter of 2002. For the nine months ended September 30, 2003, realized gains on available-for-sale securities were $101,000, compared to realized gains of $54,000 for the same period in 2002.

Noninterest Expenses
Total noninterest expenses were $39.7 million for the first nine months of 2003, an increase of $1.5 million, or 4.0%, over the same period in 2002. For the third quarter of 2003, noninterest expenses were $13.3 million, up 3.6% over the same quarter prior year. The increase in noninterest expense in the first nine months of 2003 is largely due to higher personnel-related costs. Personnel-related expenses comprise the largest segment of noninterest expense, representing approximately 58.4% of noninterest expense in the first nine months of 2003 compared to 55.1% in the same period of 2002. Personnel-related expenses of $23.1 million for the nine months ended September 30, 2003, reflect an increase of 10.2% from $21.0 million in the same period in 2002. The increase in personnel-related expenses is attributable to a variety of factors including an increased number of employees, and higher benefit related costs for medical insurance and pensions. A portion of the increase is attributable to the opening of two new Trust Company offices in Cortland (December 2002) and Auburn (July
2003), and a new Mahopac National Bank office in LaGrange (July 2002).

Expenses related to bank premises and furniture and fixtures totaled $5.0 million for the first nine months of 2003, an increase of $303,000, or 6.5%, over the same period last year. The additions to Tompkins' branch network mentioned above contributed to the increase in bank premises and furniture and fixture expenses.

Other operating expense amounted to $11.0 million in the first nine months of 2003, compared to $11.8 million for the same period in 2002. This category includes expenses for marketing, postage and courier, printing and supplies, professional fees, software licenses and maintenance, and audits and examinations. In addition, 2003 expenses include $200,000 of estimated losses resulting from fraudulent credit card transactions perpetrated against Tompkins Trust Company and several other banks in the third quarter of 2003. Comparison of year to date results with 2002 results are favorably impacted by a $250,000 reduction in expense related to residual losses on leased vehicles and $195,000 reduction in expense related to penalties on discretionary prepayment of FHLB borrowings.

Income Tax Expense
The provision for income taxes provides for Federal and New York State income taxes. The provision for the nine months ended September 30, 2003, was $9.2 million, compared to $8.8 million in 2002. The increased provision is primarily due to increased levels of taxable income. The effective tax rate for the first nine months of 2003 was 33.4%, compared to 33.6% for the same period in 2002.



FINANCIAL CONDITION

The Company's total assets were $1.8 billion at September 30, 2003, representing an increase of $134.9 million over total assets reported at December 31, 2002. Asset growth since year end 2002 included a $42.8 million increase in total loans and a $79.0 million increase in securities. Loan growth is net of $41.3 million in sales of fixed rate residential mortgage loans and $39.7 million of residential mortgage loans that were securitized in the third quarter of 2003. These securitized loans are now held in the Company's available-for-sale mortgage-backed securities portfolio. The available-for-sale securities portfolio (at amortized cost) increased by $84.5 million since year end 2002. In addition to the securitization transaction, part of the increase in the securities portfolio reflects the use of short-term borrowings from the Federal Home Loan Bank ("FHLB") to purchase securities in advance of anticipated cash flows from the securities portfolio. During the first nine months of 2003, asset growth was supported by deposit growth, repurchase agreements and borrowings from the FHLB.

Capital
Total shareholders' equity was $153.7 million at September 30, 2003, an increase of $3.1 million over year end 2002. Surplus increased by $29.8 million, from $46.0 million at December 31, 2002, to $75.8 million at September 30, 2003; while undivided profits were down $21.6 million, and accumulated other comprehensive income was down $5.2 million over the same period. The increase in surplus and decrease in undivided profits is primarily due to the 10% stock dividend paid on August 15, 2003. Surplus was also affected by the repurchase of 95,799 shares of Tompkins common stock at a total cost of $3.7 million. The decrease in other comprehensive income relates to a decrease in unrealized gains on available-for-sale securities largely due to recent increases in interest rates. Cash dividends paid in the first nine months of 2003 totaled $6.6 million, representing 36.4% of year to date earnings. Cash dividends of $0.82 per share for the first nine months of 2003, were up from $0.78 per share for the same period in 2002. Dividends per share were retroactively adjusted to reflect the 10% stock dividend paid on August 15, 2003.

In July 2002, the Company's Board of Directors approved a stock repurchase plan (the "Plan"), which authorizes the repurchase of up to 440,000 shares of Tompkins common stock over a two year period. During the first nine months of 2003, 95,799 shares have been repurchased under this Plan at an average price of $38.75. As of September 30, 2003, there were 342,881 shares available for repurchase under the Plan.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and its subsidiaries meet all capital adequacy requirements to which they are subject. The table below reflects the Company's capital position at September 30, 2003, compared to the regulatory capital requirements for "well capitalized" institutions.

REGULATORY CAPITAL ANALYSIS - September 30, 2003
---------------------------------------------------------------------------------------------------------
                                                              Actual                Well Capitalized
                                                                                       Requirement
(Dollar amounts in thousands)                          Amount        Ratio        Amount          Ratio
---------------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets)               $152,226       13.6%       $111,636         10.0%
Tier I Capital (to risk weighted assets)              $140,605       12.6%       $ 66,981          6.0%
Tier I Capital (to average assets)                    $140,605        8.0%       $ 88,049          5.0%
=========================================================================================================

As illustrated above, the Company's capital ratios on September 30, 2003, remain well above the minimum requirement for "well capitalized" institutions. As of September 30, 2003, the capital ratios for each of the Company's subsidiary banks also exceeded the minimum levels required to be considered "well capitalized".

Reserve for Loan/Lease Losses and Nonperforming Assets
Management reviews the adequacy of the Reserve on a regular basis. Management considers the accounting policy relating to the Reserve to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the Reserve required to cover credit losses in the portfolio and the material effect that assumption could have on the results of operations. Factors considered in determining the adequacy of the Reserve and the related provision include: management's approach to granting new credit; the ongoing monitoring of existing credits by the internal and external loan review functions; the growth and composition of the loan and lease portfolio; comments received during the course of independent examinations; current local economic conditions; past due and nonperforming loan statistics; estimated collateral values; and a historical review of loan and lease loss experience. Based upon consideration of the above factors, management believes that the Reserve is adequate to provide for the risk of loss inherent in the current loan and lease portfolio. Activity in the Company's Reserve during the first nine months of 2003 and 2002 is illustrated in the table below.

ANALYSIS OF THE RESERVE FOR LOAN/LEASE LOSSES (In thousands)
-----------------------------------------------------------------------------------------------------------
                                                              September 30, 2003        September 30, 2002
-----------------------------------------------------------------------------------------------------------
Average Loans and Leases Outstanding Year to Date                     $1,023,888                $  914,951
-----------------------------------------------------------------------------------------------------------
Beginning Balance                                                         11,704                    10,706
-----------------------------------------------------------------------------------------------------------
Provision for loan losses                                                  1,723                     1,497
     Loans charged off                                                   (2,149)                   (1,194)
     Loan recoveries                                                         343                       336
-----------------------------------------------------------------------------------------------------------
Net charge-offs                                                            1,806                       858
-----------------------------------------------------------------------------------------------------------
Ending Balance                                                        $   11,621                $   11,345
===========================================================================================================

The Reserve represented 1.12% of total loans and leases outstanding at September 30, 2003, down slightly from 1.19% at September 30, 2002. The Reserve coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) decreased from 1.60 times at September 30, 2002, to 1.25 times at September 30, 2003.

The level of nonperforming assets at September 30, 2003 and 2002 is illustrated in the table below. Nonperforming assets of $9.6 million as of September 30, 2003, reflect an increase of $2.2 million from September 30, 2002. Despite the increase in nonperforming assets from September 30, 2002, the current level of nonperforming assets remains modest at 0.53% of total assets. The increase in nonperforming loans included several large commercial credits totaling $1.7 million that were brought current for principal and interest in October 2003. Approximately $462,000 of the nonperforming loans at September 30, 2003, were secured by U.S. Government guarantees, while $2.0 million were secured by one to four family residential properties.

Potential problem loans/leases are loans/leases that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans/leases as nonperforming at sometime in the future. Management considers loans/leases classified as Substandard, which continue to accrue interest, to be potential problem loans/leases. The Company, through its internal loan review function had identified 25 commercial relationships totaling $11.0 million at September 30, 2003, and 27 commercial relationships totaling $6.9 million at December 31, 2002, which it has classified as Substandard, which continue to accrue interest. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in aggregate, give management reason to believe that the current risk exposure on these loans is not significant. Approximately $500,000 of these loans are backed by guarantees of U.S. government agencies. While in a performing status as of September 30, 2003, these loans exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis. Management is committed to early recognition of loan problems and to maintaining an adequate reserve.

NONPERFORMING ASSETS (In thousands)
----------------------------------------------------------------------------------------------------------
                                                                September 30, 2003     September 30, 2002
----------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                          $  9,000               $  6,891
Loans past due 90 days and accruing                                             19                     40
Troubled debt restructuring not included above                                 250                    180
----------------------------------------------------------------------------------------------------------
     Total nonperforming loans                                               9,269                  7,111
----------------------------------------------------------------------------------------------------------
Other real estate, net of allowances                                           343                    282
----------------------------------------------------------------------------------------------------------
     Total nonperforming assets                                           $  9,612               $  7,393
----------------------------------------------------------------------------------------------------------
Total nonperforming loans as a percent of total loans                         0.89%                  0.75%
Total nonperforming assets as a percentage of total assets                    0.53%                  0.45%
==========================================================================================================

Deposits and Other Liabilities
Total deposits were $1.4 billion on September 30, 2003, up $63.9 million, or 4.8%, from December 31, 2002. Core deposits, which include demand deposits, savings accounts, non-municipal money market accounts, and time deposits of less than $100,000, represent the primary funding source for the Company. As of September 30, 2003, core deposits of $1.2 billion represented 69.5% of total liabilities. This compares to core deposits of $1.0 billion, representing 68.3% of total liabilities at December 31, 2002. Recent additions to the Tompkins branch network have helped support deposit growth. New offices include the LaGrange office (July 2002) of the Mahopac National Bank, and the Cortland (December 2002) and Auburn (July 2003) offices of the Trust Company.

Non-core funding sources for the Company include: time deposits greater than $100,000, municipal money market deposits, brokered deposits, securities sold under repurchase agreements, Federal funds purchased, and other borrowings. These non-core funding sources totaled $482.2 million at September 30, 2003, up $18.0 million from $464.2 million at December 31, 2002. The majority of the increase was in securities sold under agreements to repurchase and other borrowings. Securities sold under agreements to repurchase, totaled $152.1 million at September 30, 2003, compared to $77.8 million at December 31, 2002. Other borrowings, consisting of term borrowings from the FHLB, decreased from $81.9 million at December 31, 2002, to $72.3 million at September 30, 2003. Municipal money market deposits decreased from $172.2 million at December 31, 2002, to $129.7 million at September 30, 2003.

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

Cash and cash equivalents totaled $73.1 million as of September 30, 2003, up from $64.3 million at December 31, 2002. Short term investments, consisting of securities due in one year or less decreased from $24.8 million on December 31, 2002, to $19.2 million on September 30, 2003. Securities pledged to secure certain large deposits and securities sold under repurchase agreements were 71.7% of total securities as of September 30, 2003, compared to 71.8% as of December 31, 2002.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, negotiable certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At September 30, 2003, the unused borrowing capacity on established lines with the FHLB was $162.7 million. As members of the FHLB, the Company's subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At September 30, 2003, total unencumbered residential mortgage loans of the Company were $257.9 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest rate risk is the primary market risk category associated with the Company's operations. Interest rate risk refers to the volatility of earnings caused by changes in interest rates. At least quarterly, the Asset/Liability Management Committee estimates the likely impact on earnings resulting from various changing interest rate scenarios. The findings of the Committee are incorporated into the investment and funding decisions of the Company.

The Condensed Static Gap Table below illustrates the anticipated repricing intervals of assets and liabilities as of September 30, 2003.

Condensed Static Gap - September 30, 2003                                        Repricing Interval
                                                                                                                Cumulative
(Dollar amounts in thousands)                          Total       0-3 months     3-6 months     6-12 months     12 months
---------------------------------------------------------------------------------------------------------------------------
Interest-earning assets                             $1,647,897     $  424,882     $  127,597     $  206,973     $  759,452
Interest-bearing liabilities                         1,351,854        507,465         97,230        136,050        740,745
---------------------------------------------------------------------------------------------------------------------------
Net gap position                                                      (82,583)        30,367         70,923         18,707
---------------------------------------------------------------------------------------------------------------------------
Net gap position as a percentage of total assets                        (4.58%)         1.68%          3.93%          1.04%
---------------------------------------------------------------------------------------------------------------------------

The Company's Board of Directors has established a policy pursuant to which the Company's interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 200 basis point change in rates. Based upon the simulation analysis performed as of September 30, 2003, a 200 basis point upward shift in interest rates over a one-year time frame would result in a one-year decline in net interest income of approximately 1.63%, assuming no balance sheet growth and no management action to address balance sheet mismatches. The same simulation indicates that a 100 basis point decline in interest rates over a one-year period would result in a decrease in net interest income of 2.22%.

Although the simulation model suggests a relatively modest exposure to changes in interest rates, the base scenario (which assumes interest rates remain at current levels) indicates a downward trending net interest margin due to more assets repricing than liabilities in the current low rate environment. Given the expectation of a lower net interest margin over the next 12 months, net interest income growth will be largely dependent upon continued growth in earning assets.

Although the simulation model is useful in identifying potential exposure to interest rate movements, the Company's current liquidity profile, capital position, and growth prospects, offer a level of flexibility for management to take actions that could offset some of the negative effects of unfavorable movements in interest rates. Management believes the current exposure to changes in interest rates is not significant in relation to the earnings and capital strength of the Company

Item 4.    Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of the end of the period covered by this report. Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's Exchange Act filings.

There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                             TOMPKINS TRUSTCO, INC.
          Average Consolidated Balance Sheet and Net Interest Analysis

                                               Quarter Ended           Year to Date Period Ended       Year to Date Period Ended
                                                  Sept-03                        Sept-03                         Sept-02
-----------------------------------------------------------------------------------------------------------------------------------
                                        Average                        Average                        Average
                                        Balance            Average     Balance             Average    Balance              Average
(Dollar amounts in thousands)            (QTD)   Interest Yield/Rate    (YTD)   Interest  Yield/Rate   (YTD)    Interest  Yield/Rate
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
    Interest-bearing balances due
    from banks Securities (1)         $    3,838  $     7    0.72%   $    3,086   $    25     1.08%  $      549  $    10     2.44%
         U.S. Government Securities      471,993    4,244    3.57%      459,014    13,293     3.87%     375,395   15,562     5.54%
         State and municipal (2)          89,738    1,405    6.21%       87,352     4,254     6.51%      78,540    4,144     7.05%
         Other Securities (2)             29,155      138    1.88%       31,562       749     3.17%      46,896    1,230     3.51%
                                      ---------------------------------------------------------------------------------------------
         Total securities                590,886    5,787    3.89%      577,928    18,296     4.23%     500,831   20,936     5.59%
    Federal Funds Sold                     1,024        1    0.39%        1,885        15     1.06%      12,871      164     1.70%
    Loans, net of unearned
    income (3)
         Real Estate                     657,942   10,434    6.29%      639,250    31,207     6.53%     542,612   30,028     7.40%
         Commercial Loans (2)            263,788    4,279    6.44%      259,356    12,002     6.19%     243,766   12,134     6.66%
         Consumer Loans                  102,576    2,321    8.98%      102,388     7,090     9.26%     109,477    7,728     9.44%
         Direct Lease Financing           21,781      347    6.32%       22,894     1,152     6.73%      19,096    1,119     7.83%
                                      ---------------------------------------------------------------------------------------------
         Total loans, net of
         unearned income               1,046,087   17,381    6.59%    1,023,888    51,451     6.72%     914,951   51,009     7.45%
                                      ---------------------------------------------------------------------------------------------
         Total interest-earning
         assets                        1,641,835   23,176    5.60%    1,606,787    69,787     5.81%   1,429,202   72,119     6.75%
                                      ---------------------------------------------------------------------------------------------

Other assets                             136,613                        137,428                         126,679

                                      ----------                     ----------                      ----------
         Total assets                 $1,778,448                     $1,744,215                      $1,555,881
                                      ==========                     ==========                      ==========

-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------
Deposits
     Interest-bearing deposits
       Interest bearing checking,
         savings, & money market         716,412    1,189    0.66%      716,993     4,570     0.85%     642,600    7,489     1.56%
       Time Dep > $100,000               113,652      680    2.37%      114,986     2,166     2.52%     106,082    2,436     3.07%
       Time Dep < $100,000               250,076    1,618    2.57%      250,163     5,157     2.76%     245,719    6,611     3.60%
       Brokered Time Dep
         < $100,000                       24,758      200    3.20%       22,750       595     3.50%      13,533      381     3.76%
                                      ---------------------------------------------------------------------------------------------
         Total interest-bearing
         deposits                      1,104,898    3,687    1.32%    1,104,892    12,488     1.51%   1,007,934   16,917     2.24%

Federal funds purchased &
  securities sold under agreements
  to repurchase                          149,897      915    2.42%      120,586     2,320     2.57%      75,148    1,884     3.35%
Other borrowings                          76,726      956    4.94%       89,861     3,093     4.60%      82,614    3,121     5.05%
                                      ---------------------------------------------------------------------------------------------
   Total interest-bearing
   liabilities                         1,331,521    5,558    1.66%    1,315,339    17,901     1.82%   1,165,696   21,922     2.51%

Noninterest bearing deposits             272,982                        256,263                         233,492
Accrued expenses and other
 liabilities                              20,580                         19,915                          18,028
                                      ----------                     ----------                      ----------
   Total liabilities                   1,625,083                      1,591,517                       1,417,216

Minority Interest                          1,510                          1,515                           1,515

Shareholders' equity                     151,855                        151,183                         137,150
                                      ----------                     ----------                      ----------
   Total liabilities and
   shareholders' equity               $1,778,448                     $1,744,215                      $1,555,881
                                      ----------                     ----------                      ----------
Interest rate spread                                         3.94%                            3.99%                          4.24%
                                                 -----------------               ------------------             ------------------
Net interest income/margin on
 earning assets                                   $17,618    4.26%                $51,886     4.32%              $50,197     4.70%

Tax Equivalent Adjustment                            (582)                         (1,752)                        (1,685)
                                                  --------                        --------                       --------
  Net interest income per
  consolidated financial statements               $17,036                         $50,134                        $48,512
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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

    31.1   Certification of the Chief Executive Officer as required pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2   Certification of the Chief Financial Officer as required pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1   Certification of the Chief Executive Officer Pursuant to 18 U.S.C.
           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2   Certification of the Chief Financial Officer Pursuant to 18 U.S.C.
           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

(b) Reports on Form 8-K

           On July 24, 2003, Tompkins Trustco, Inc. furnished a Form 8-K pursuant to "Item 12-Results of Operations and Financial Condition" of Form 8-K, disclosing that the Company issued a press release on July 23, 2003 announcing its earnings for the calendar quarter ended June 30, 2003. A copy of the press release was attached to the Form 8-K as an exhibit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 5, 2003

TOMPKINS TRUSTCO, INC.


By: /s/ JAMES J. BYRNES
    ---------------------------------
    James J. Byrnes
    Chairman of the Board and
    Chief Executive Officer



By: /s/ FRANCIS M. FETSKO
    ---------------------------------
    Francis M. Fetsko
    Executive Vice President and
    Chief Financial Officer

EXHIBIT INDEX
-------------



EXHIBIT NUMBER                      DESCRIPTION                          PAGES
--------------                      -----------                          -----

31.1              Certification of Chief Executive Officer as
                  required pursuant to Section 302 of Sarbanes-Oxley
                  Act of 2002.                                           23

31.2              Certification of Chief Financial Officer as
                  required pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.                            24

32.1              Certification of the Chief Executive Officer
                  Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002                                            25

32.2              Certification of the Chief Financial Officer
                  Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley
                  Act 2002                                               26