Form 10-K
period 2003-12-31
TOMPKINS TRUSTCO INC
filed 2004-03-15
CIK 1005817

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

                   For the fiscal year ended December 31, 2003
                                             -----------------

                         Commission File Number 1-12709
                                                -------



                             TOMPKINS TRUSTCO INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                         16-1482357
 -------------------------------                          ----------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)

The Commons, P.O. Box 460, Ithaca, New York                      14851
-------------------------------------------                    ----------
 (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (607) 273-3210

        Securities registered pursuant to Section 12(b) of the Act: None

   Securities registered pursuant to Section 12(g) of the Act: Title of Class:
                         Common Stock ($.10 Par Value)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No[ ]

The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $278,872,000 on June 30, 2003, based on the closing sales price of a share of the registrant's common stock, $.10 par value (the "Common Stock"), as reported on the American Stock Exchange, as of such date.

The number of shares of the registrant's Common Stock outstanding as of March 1, 2004, was 8,161,184 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the annual meeting of shareholders to be held on May 11, 2004, which definitive proxy statement (the "Proxy Statement") will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, are incorporated by reference into Part III of this Form 10-K where indicated.

                             TOMPKINS TRUSTCO, INC.
                         2003 Annual Report on Form 10-K
                                Table of Contents

PART I                                                                      Page

Item 1.       Business of the Company                                         1
Item 2.       Properties                                                      4
Item 3.       Legal Proceedings                                               6
Item 4.       Submission of Matters for a Vote by Securities Holders          7
Item 4A.      Executive Officers of the Registrant                            7

PART II

Item 5.       Market for Registrant's Common Equity and Related
                Stockholder Matters                                           8
Item 6.       Selected Financial Data                                         8
Item 7.       Management Discussion and Analysis of Financial Condition
                and Results of Operations                                     9
Item 7A.      Quantitative and Qualitative Disclosure About Market Risk      28
Item 8.       Financial Statements and Supplementary Data                    31
Item 9.       Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                     61
Item 9A.      Controls and Procedures                                        61

PART III

Item 10.      Directors and Executive Officers of the Registrant             61
Item 11.      Executive Compensation                                         61
Item 12.      Security Ownership of Certain Beneficial Owners and Management 61
Item 13.      Certain Relationships and Related Transactions                 61
Item 14.      Principal Accountant Fees and Services                         62

Part IV

Item 15.      Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K                                                  62


              Powers of Attorney

                      [This Page Intentionally Left Blank]

PART I

Item 1.  Business of the Company


General

Headquartered in Ithaca, New York, Tompkins Trustco, Inc., ("Tompkins" or the "Company") is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company conducts its business through its wholly-owned subsidiaries, Tompkins Trust Company, The Bank of Castile, The Mahopac National Bank, and Tompkins Insurance Agencies, Inc. Unless the context otherwise requires, the term "Company" refers to Tompkins Trustco, Inc. and its subsidiaries. The Company's principal offices are located at The Commons, Ithaca, New York 14851, and its telephone number is
(607) 273-3210. The Company's common stock is traded on the American Stock Exchange under the Symbol "TMP."

Tompkins was organized in 1995, under the laws of the State of New York, as a bank holding company for the Tompkins Trust Company (the "Trust Company"), a commercial bank that has operated in Ithaca and surrounding communities since 1836. On December 31, 1999, the Company completed a merger with Letchworth Independent Bancshares Corporation ("Letchworth"), at which time Letchworth was merged with and into Tompkins. Upon completion of the merger, Letchworth's two subsidiary banks, The Bank of Castile and The Mahopac National Bank ("Mahopac National Bank"), became subsidiaries of Tompkins. The merger with Letchworth was accounted for as a pooling-of-interests, and accordingly all prior period financial information was restated to present the combined financial condition and results of operations of both companies as if the merger had been in effect for all periods presented.

Prior to the Company's acquisition of Letchworth, Letchworth had acquired 70.17% of the outstanding common stock of Mahopac National Bank in a cash transaction accounted for as a purchase on June 4, 1999.

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

Effective January 1, 2001, the Company completed the acquisition of 100% of the common stock of Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., in a cash and stock transaction accounted for as a purchase. The purchase price exceeded the fair value of identifiable assets acquired less liabilities assumed by $4.4 million, which was recorded as goodwill. The two agencies have been merged with and into Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"), a wholly-owned subsidiary of Tompkins. The purchase agreements for the insurance agencies included provisions for additional consideration to be paid in the form of the release of shares of Company stock from escrow if Tompkins Insurance met certain income targets in 2001 and 2002. Tompkins Insurance met the income targets, resulting in the release of 13,802 shares in 2001 and 22,967 shares in 2002 as additional consideration. Such shares are considered outstanding for purposes of computing diluted earnings per share beginning on October 1, 2001 for shares released in 2001 and beginning on July 1, 2002 for shares released in 2002.

On June 22, 2001, Tompkins Insurance acquired the assets of Youngs & Linfoot of LeRoy, Inc. in a cash transaction accounted for as a purchase. The purchase price exceeded the fair value of identifiable assets acquired less liabilities assumed by $287,000, which was recorded as goodwill. The transaction also resulted in $65,000 of identifiable intangibles consisting of a covenant not to compete, which is being amortized over 5 years.

On February 1, 2003, Tompkins Insurance acquired the assets of the Powers Agency, Inc. in a cash transaction accounted for as a purchase. The transaction resulted in identifiable intangible assets of $57,000 and goodwill of $75,000. The identifiable intangible asset consists of a covenant not to compete and is being amortized over 5 years. The goodwill is not being amortized.

On November 1, 2003, Tompkins Insurance acquired 100% of the stock of Youngs & Linfoot, Inc., an insurance agency in Geneseo, New York, in a stock and cash transaction accounted for as a purchase. The transaction resulted in identifiable intangible assets of $243,000 consisting of customer lists and contracts of $150,000 and a covenant not to compete of $93,000. Goodwill, in the amount of $782,000, is not being amortized. The covenant not to compete and other identifiable intangible assets are being amortized over 6 years.

Narrative Description of Business

The Company provides traditional banking and related financial services, which constitute the Company's only reportable business segment. Banking services consist primarily of attracting deposits from the areas served by its banking offices and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans, and leases. The Company's principal expenses are interest on deposits, interest on borrowings, and operating and general administrative expenses, as well as provisions for loan/lease losses. Funding sources, other than deposits, include borrowings, securities sold under agreements to repurchase, and cash flow from lending and investing activities. Tompkins provides a variety of financial services to individuals and small business customers. Some of the traditional banking and related financial services are detailed below.

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

Investment decisions are made within policy guidelines established by the Company's Board of Directors. The investment policy established by the Board of Directors is based on the asset/liability management goals of the Company, and is monitored by the Company's Asset/Liability Management Committee. The intent of the policy is to establish a portfolio of high quality diversified securities, which optimizes net interest income within acceptable limits of safety and liquidity. Securities, other than certain obligations of states and political subdivisions thereof, are classified as available-for-sale, though it is generally management's intent to hold all securities to maturity. Securities available-for-sale may be used to enhance total return, provide additional liquidity, or reduce interest rate risk.

Competition

The Company's subsidiary banks operate 34 offices, including 1 limited-service office, serving communities in upstate New York. The Trust Company operates 14 full-service and 1 limited-service banking offices in the counties of Tompkins, Cortland, Cayuga, and Schuyler. The Bank of Castile conducts its operations through its 13 full-service offices, in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. Mahopac National Bank is located in Putnam County, and operates 4 full-service offices in that county, and 2 full-service offices in Dutchess County.

The decision to operate as three locally managed community banks reflects management's commitment to community banking as a business strategy. For Tompkins, this community banking approach is characterized by a commitment to prompt, accurate service, and the personal touch provided by knowledgeable, dedicated employees. The combined resources of the Tompkins organization provides increased capacity for growth, and greater capital resources necessary to make investments in technology and services. Tompkins has developed several specialized financial services that are now available in markets served by all three subsidiary banks. These services include trust and investment services, leasing, card services, and Internet banking. Tompkins Insurance adds a line of insurance and risk management products to the Company's array of financial products.

The area served by the Trust Company consists primarily of Tompkins County, with an estimated population of 97,000. Education plays a significant role in the local economy with Cornell University and Ithaca College being two of the county's major employers. Current economic trends include low unemployment and moderate growth. In December 2002, the Trust Company opened its first office in Cortland, New York, which has a population of approximately 49,000. In June 2003, the Trust Company opened its first office in Auburn, New York, which is in Cayuga County with a population of approximately 82,000. The Bank of Castile serves a five-county market that is primarily rural in nature. The opening of a branch office in Chili, New York, in 1999, has provided increased access to the suburban Rochester, New York, market. Excluding Monroe County, which includes Rochester, the population of the counties served by The Bank of Castile is approximately 171,000. Economic growth has been relatively flat in The Bank of Castile's market area, although the significant population base of the suburban Rochester market (in excess of 700,000 people) provides continued opportunities for growth. The primary market area for Mahopac National Bank is Putnam County, with a population of approximately 96,000. Putnam County is about 60 miles north of Manhattan, and is one of the fastest growing counties in New York State. Mahopac National Bank's Hopewell Junction and LaGrange offices are located in Dutchess County, which has a population of approximately 280,000. Mahopac National Bank also has received approval to open a branch office in Mt. Kisco, New York, which is located in Westchester County.

Competition for commercial banking and other financial services is strong in the Company's market areas. The deregulation of the banking industry and the widespread enactment of state laws that permit multi-bank holding companies, as well as an increasing level of interstate banking, have created a highly competitive environment for commercial banking. In one or more aspects of its business, the Company's subsidiaries compete with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Some of these competitors have substantially greater resources and lending capabilities and may offer services that the Company does not currently provide. In addition, many of the Company's non-bank competitors are not subject to the same extensive federal regulations that govern financial holding companies and federally insured banks.

Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. Management believes that a community bank is better positioned to establish personalized banking relationships with both commercial customers and individual households. The Company's community commitment and involvement in its primary market areas, as well as its commitment to quality and personalized banking services are factors that contribute to the Company's competitiveness. Management believes a locally-based bank is often perceived by the local business community as possessing a clearer understanding of local commerce and their needs. Consequently, management believes that each of the Company's subsidiary banks can compete successfully in its primary market areas by making prudent lending decisions quickly and more efficiently than its competitors, without compromising asset quality or profitability, although no assurances can be given that such factors will assure success. In addition, management believes a personalized service approach enables each of the Company's subsidiary banks to attract and retain core deposits.


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

The FRB, the FDIC, and the OCC have promulgated capital adequacy guidelines that are considered by the agencies in examining and supervising a bank or bank holding company; and in analyzing any applications a bank or bank holding company may submit to the appropriate agency. In addition, for supervisory purposes, the agencies have promulgated regulations establishing five categories of capitalization, ranging from well capitalized to critically undercapitalized, depending upon the level of capitalization and other factors. Currently, the Company and its subsidiary banks maintain leverage and risk-based capital ratios above the required levels and are considered well capitalized under the applicable regulations. A comparison of the Company's capital ratios and the various regulatory requirements is included in Note 17 of the Company's Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K.

All deposit accounts of the Company's subsidiary banks are insured by the Bank Insurance Fund (BIF), generally in amounts up to $100,000 per depositor. The FDIC has the power to terminate a bank's insured status or to temporarily suspend it under special conditions. Deposit insurance coverage is maintained by payment of premiums assessed to banks insured by the BIF. Based on capital strength and favorable FDIC risk classifications, the subsidiary banks are not currently subject to BIF insurance assessments. Since January 1997, all BIF insured banks have been subject to special assessments to repay Financing Corporation (FICO) bonds, which were used to repay depositors of failed Savings and Loan Associations after the former Federal Savings and Loan Insurance Fund became insolvent.


Employees

At December 31, 2003, the Company employed 626 employees, approximately 113 of whom were part-time. No employees are covered by a collective bargaining agreement and the Company believes its employee relations are excellent.


Available Information

The Company maintains a website with the address www.tompkinstrustco.com. The Company is not including the information contained on the Company's website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. The Company makes available free of charge (other than an investor's own Internet access charges) through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (the "SEC").

These reports may also be obtained at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20599. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of these reports are also available at no charge to any person who requests them, with such request directed to Tompkins Trustco, Inc., Investor Relations Department, The Commons, Ithaca, New York 14851, telephone no. (607) 273-3210.

Item 2.  Properties

The following table provides information relating to the Company's facilities:

  Location                          Facility Type                                Square Feet       Owned/Leased*
-----------------------------------------------------------------------------------------------------------------
  The Commons                       Tompkins Trustco and Trust Company                23,900            Owned
  Ithaca, NY                        Main Office

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

  905 Hanshaw Road                  Trust Company                                        790            Leased
  Ithaca, NY                        Community Corners Office

  139 N. Street Extension           Trust Company                                      2,250            Owned
  Dryden, NY                        Dryden Office

  1020 Ellis Hollow Road            Trust Company                                        650            Leased
  Ithaca, NY                        East Hill Plaza Office

  775 S. Meadow Street              Trust Company                                      2,280            Owned
  Ithaca, NY                        Plaza Office


  Location                          Facility Type                                Square Feet       Owned/Leased*
-----------------------------------------------------------------------------------------------------------------
  Pyramid Mall                      Trust Company                                        610            Leased
  Ithaca, NY                        Pyramid Mall Office

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

  701 W. Seneca Street              Trust Company                                      2,150            Owned
  Ithaca, NY                        West End Office

  2230 N. Triphammer Road           Trust Company                                        204            Leased
  Ithaca, NY                        Kendal Office (Part-time office)

  100 Main Street                   Trust Company                                      3,115            Owned
  Odessa, NY                        Odessa Office

  33 Clinton Avenue                 Trust Company                                      1,900           Leased
  Cortland, NY                      Cortland Office

  86 North Street                   Trust Company                                      4,600           Owned
  Auburn, NY                        Auburn Office

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

  11 South Street                   The Bank of Castile                                9,700             Owned
  Geneseo, NY                       Geneseo Office

  29 Main Street                    The Bank of Castile                                3,084             Owned
  LeRoy, NY                         LeRoy Office

  102 N. Center Street              The Bank of Castile                                4,702             Owned
  Perry, NY                         Perry Office

  2727 Genesee Street               The Bank of Castile                                2,220             Leased
  Retsof, NY                        Retsof Office

  Location                          Facility Type                                Square Feet       Owned/Leased*
-----------------------------------------------------------------------------------------------------------------
  445 N. Main Street                The Bank of Castile                                2,798             Owned
  Warsaw, NY                        Warsaw Office

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

  13360 Broadway                    Tompkins Insurance                                 1,000             Owned
  Alden, NY                         Alden Office

  3212 State Street                 Tompkins Insurance                                   700             Leased
  Caledonia, NY                     Caledonia Office

  40 Main Street                    Tompkins Insurance                                 3,700             Leased
  Leroy, NY                         Leroy Office

  216 E. Main Street                Tompkins Insurance                                 1,140             Leased
  Batavia, NY                       Batavia Office

-----------------------------------------------------------------------------------------------------------------

* Lease terminations for the Company's leased properties range from 2004 through 2042.
** Office includes two parcels of land that are being leased through 2004 and 2090, respectively.


Management believes the current facilities are suitable for their present and intended purposes.


Item 3.  Legal Proceedings


The Company is involved in legal proceedings in the normal course of business, none of which are expected to have a material adverse impact on the financial condition or operations of the Company.

Item 4.  Submission of Matters for a Vote by Securities Holders

There were no matters submitted to a vote of the shareholders in the fourth quarter of 2003.


Item 4A. Executive Officers of the Registrant

The information concerning the Company's executive officers is provided below as of March 1, 2004:

                        Age      Title                                                  Joined Company
James J. Byrnes         62       Chairman of the Board, and Chief Executive Officer     January 1989
James W. Fulmer         52       President, Director                                    January 2000
Stephen E. Garner       57       Executive Vice President                               January 2000
Stephen S. Romaine      39       Executive Vice President                               January 2000
Donald S. Stewart       59       Executive Vice President                               December 1972
Robert B. Bantle        52       Executive Vice President                               March 2001
Francis M. Fetsko       39       Executive Vice President and Chief Financial Officer   October 1996
Joyce P. Maglione       61       Senior Vice President                                  March 1981
Lawrence A. Updike      58       Executive Vice President                               December 1965


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

Stephen S. Romaine was appointed President and Chief Executive Officer of Mahopac National Bank effective January 1, 2003. Prior to this appointment, Mr. Romaine was Executive Vice President, Chief Financial Officer and Manager, Support Services Division of Mahopac National Bank.

Donald S. Stewart has been employed by the Company since 1972, and has served as the executive in charge of trust and investment services since December 1984. He was promoted to Executive Vice President in 1997.

Robert B. Bantle has been employed by the Company since March 2001. In July 2003, he was promoted to Executive Vice President. He is primarily responsible for retail banking services. Prior to joining the Company, Mr. Bantle was employed by Iroquois Bancorp and First National Bank of Rochester as Senior Vice President.

Francis M. Fetsko has been employed by the Company since 1996, and has served as Chief Financial Officer since December 2000. In July 2003, he was promoted to Executive Vice President. Prior to joining the Company, Mr. Fetsko was employed as a Federal Bank Examiner with the Federal Deposit Insurance Corporation from 1986 to 1995.

Joyce P. Maglione has been employed by the Company since March 1981, and has served as Senior Vice President since December 1999. Ms. Maglione is primarily responsible for personnel administration.

Lawrence A. Updike has been employed by the Company since 1965, and has served as the executive in charge of operations and systems since December 1988. In July 2003, he was promoted to Executive Vice President.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

                                              Market Price        Cash Dividends
Market Price & Dividend Information       High             Low         Paid
--------------------------------------------------------------------------------
See Notes 1, 2, and 3 below:

2003                 1st Quarter         $43.41          $37.55        $.27
                     2nd Quarter          42.95           40.02         .27
                     3rd Quarter          52.00           40.09         .27
                     4th Quarter          51.50           45.32         .30

2002                 1st Quarter         $39.55          $35.18        $.25
                     2nd Quarter          44.49           33.64         .25
                     3rd Quarter          43.73           38.86         .27
                     4th Quarter          42.95           35.91         .27

Note 1 - The range of reported high and low price for Tompkins Trustco, Inc. common stock for actual transactions as quoted on the American Stock Exchange. As of March 2, 2004, there were approximately 1,893 shareholders of record.

Note 2 - Dividends on Tompkins Trustco, Inc. common stock were paid on the 14th day of February, the 15th day of May and August, and the 14th day of November of 2003; and on the 15th day of February, May, August, and November of 2002.

Note 3 - Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on August 15, 2003.


Equity Compensation Plan

A discussion regarding the Company's Equity Compensation Plan is set forth in
Item 12 of this Report, which, in turn, incorporates by reference certain provisions of the Proxy Statement.

Item 6.  Selected Financial Data

                                                                             Year ended December 31
(in thousands except per share data)                       2003           2002           2001           2000           1999
----------------------------------------------------------------------------------------------------------------------------
FINANCIAL STATEMENT HIGHLIGHTS
     Assets                                         $ 1,864,446    $ 1,670,203    $ 1,420,695    $ 1,304,894    $ 1,188,679
     Deposits                                         1,411,125      1,340,285      1,087,458      1,034,901        974,239
     Other borrowings                                    87,111         81,930         75,581         67,257         42,012
     Shareholders' equity                               158,970        150,597        131,072        114,995         96,624
     Interest and dividend income                        90,995         93,959         94,158         92,018         77,617
     Interest expense                                    23,493         28,818         36,175         40,076         30,551
     Net interest income                                 67,502         65,141         57,983         51,942         47,066
     Provision for loan/lease losses                      2,497          2,235          1,606          1,216            944
     Net securities gains (losses)                           43            363             66            450            (59)
     Net income                                          24,205         22,914         19,627         17,512         15,200
PER SHARE INFORMATION
     Basic earnings per share                              2.98           2.81           2.41           2.25           1.95
     Diluted earnings per share                            2.92           2.76           2.38           2.23           1.93
     Cash dividends per share*                             1.11           1.05           1.00           0.98           0.94
SELECTED RATIOS
     Return on average assets                              1.37%          1.45%          1.46%          1.42%          1.41%
     Return on average equity                             15.90%         16.41%         15.82%         17.09%         15.46%
     Shareholders' equity to average assets                8.98%          9.51%          9.73%          9.31%          8.97%
     Dividend payout ratio*                               37.25%         37.54%         41.51%         43.95%         40.52%

OTHER SELECTED DATA (in whole numbers, unless otherwise noted)
----------------------------------------------------------------------------------------------------------------------------
     Employees (average full-time equivalent)               546            530            513            462            442
     Full-service banking offices                            33             32             29             28             26
     Bank access centers (ATMs)                              49             48             45             41             36
     Trust and investment services assets under
       management (in thousands)                    $ 1,389,879    $ 1,207,786    $ 1,138,341    $ 1,094,452    $ 1,106,059
============================================================================================================================

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

OVERVIEW

Tompkins Trustco, Inc. ("Tompkins" or the "Company"), is the corporate parent to three community banks, Tompkins Trust Company ("Trust Company"), The Bank of Castile, and The Mahopac National Bank ("Mahopac National Bank"), which together operate 34 banking offices in local market areas throughout New York State. Through its community banking subsidiaries, the Company provides traditional banking services, and offers a full range of money management services through Tompkins Investment Services, a division of Tompkins Trust Company. The Company also offers insurance services through its Tompkins Insurance Agencies, Inc. ("Tompkins Insurance") subsidiary, an independent agency with a history of over 100 years of service to individual and business clients throughout Western New York. Each Tompkins subsidiary operates with a community focus, meeting the needs of the unique communities served. The Company conducts its business through its wholly-owned subsidiaries, Tompkins Trust Company, The Bank of Castile, The Mahopac National Bank, and Tompkins Insurance Agencies, Inc. Unless the context otherwise requires, the term "Company" refers to Tompkins Trustco, Inc. and its subsidiaries.

Headquartered in Ithaca, New York, Tompkins is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Tompkins was organized in 1995 under the laws of the State of New York, as a bank holding company for Tompkins Trust Company, a commercial bank that has operated in Ithaca and surrounding communities since 1836.

Forward-Looking Statements

The Company is making this statement in order to satisfy the "Safe Harbor" provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this Report on Form 10-K that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company's operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed and/or implied by forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the development of an interest rate environment that may adversely affect the Company's interest rate spread, other income or cash flow anticipated from the Company's operations, investment and/or lending activities; changes in laws and regulations affecting banks, bank holding companies and/or financial holding companies; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; protection and validity of intellectual property rights; reliance on large customers; and financial resources in the amounts, at the times and on the terms required to support the Company's future businesses. In addition, such forward-looking statements could be affected by general industry and market conditions and growth rates, general economic and political conditions, including interest rate and currency exchange rate fluctuations, and other factors.

Critical Accounting Policies

In the course of the Company's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Company. Some of these policies are more critical than others. Management considers the accounting policy relating to the reserve for loan/lease losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Company's results of operations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, and declines in local property values. While management's evaluation of the reserve for loan/lease losses as of December 31, 2003, considers the allowance to be adequate, under adversely different conditions or assumptions, the Company would need to increase the allowance.

All accounting policies are important and the reader of the financial statements should review these policies, described in Note 1 to the consolidated financial statements, to gain a greater understanding of how the Company's financial performance is reported. Share and per share data have been retroactively adjusted to reflect a 10% stock dividend paid on August 15, 2003.

RESULTS OF OPERATIONS
(Comparison of December 31, 2003 and 2002 results)

General

Net income for the year ended December 31, 2003, was up 5.6% to $24.2 million, compared to $22.9 million in 2002. On a per share basis, the Company earned $2.92 per diluted share in 2003 compared to $2.76 per diluted share in 2002. Successful implementation of the Company's key business strategies contributed to the successful results in 2003. These strategies include a commitment to community banking through diversified revenue sources consisting of net interest income generated from the loan and securities portfolios, trust and investment services income, and other service charges and fees for providing banking and related financial services. Evidence of the success of these strategies includes 7.4% growth in total loans and 8.7% growth in core deposits (total deposits less time deposits of $100,000 and more, brokered deposits, and municipal money market deposits) from December 31, 2002 to December 31, 2003, as well as growth in key fee income categories as discussed below.

The historically low interest rate environment made 2003 a challenging year, as yields on the Company's earning assets repriced downward more rapidly than the interest cost on the Company's interest-bearing liabilities. The Company's net interest margin decreased from 4.64% in 2002 to 4.28% in 2003. Despite the decline in the net interest margin, net interest income grew by 3.6% to $67.5 million in 2003 from $65.1 million in 2002 as a result of growth in average earning assets.

The general economic climate of the markets served by Tompkins varied by region, but was most challenging in the Western New York market, which has been negatively impacted by cutbacks and layoffs by some major employers in Rochester, NY. The weakness in the Western New York market contributed to an increase in net loan/lease charge-offs from $1.2 million in 2002 to $2.5 million in 2003. Nonperforming assets of $8.0 million at December 31, 2003, are up slightly from $7.8 million at year-end 2002.

Noninterest income for 2003 was $25.3 million, an increase of 6.5% over 2002. Growth in noninterest income was moderated by the fact that 2002 results included $363,000 in realized securities gains, compared to $43,000 in realized securities gains in 2003. The growth trends for key fee generating business activities were positive for the year. Service charges on deposit accounts were $7.2 million, up 14.2% from the prior year; trust and investment services income was $4.3 million, up 3.6%; and insurance commissions and fees were $5.3 million, up 7.4%.

Noninterest expenses were $53.9 million in 2003, up 3.0% over 2002. Current period comparison to 2002 is favorably impacted by a $650,000 nonrecurring charge associated with a revaluation of certain pension liabilities in the fourth quarter of 2002. Largely as a result of this charge, pension and employee benefits expense declined from $2.4 million in the fourth quarter of 2002, to $1.7 million in the fourth quarter of 2003. Expansion of the Company's network of banking offices contributed to higher expenses, with 2003 being the first full year of operations for the LaGrange Office of Mahopac National Bank, opened in July 2002; and the Cortland Office of Tompkins Trust Company, opened in December 2002. In addition, the Auburn Office of Tompkins Trust Company was opened in July 2003.

In addition to growth in earnings per share, key performance measurements for the Company, include return on average shareholders' equity (ROE) and return on average assets (ROA). ROE was 15.90% in 2003, compared to 16.41% in 2002, while ROA was 1.37% in 2003, down from 1.45% in 2002. The declines in ROA and ROE reflect the fact that total assets and total equity grew more rapidly in 2003 than did net income. Despite the declines in these performance measures, ROA and ROE for Tompkins continue to compare favorably to bank holding company peer ratios widely available from the Federal Reserve Board.

Net Interest Income

Table 1 illustrates the trend in average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Tax-equivalent net interest income improved to $69.9 million in 2003, up from $67.4 million in 2002. Net interest income benefited from growth in earning assets, an improved mix of earning assets, and growth in deposits. The continued low interest rate environment resulted in a decrease in the net interest margin from 4.64% in 2002, to 4.28% in 2003. The yield on earning assets decreased from 6.62% for the fiscal year ended December 31, 2002 to 5.72% for fiscal 2003. The cost of interest bearing liabilities decreased from 2.43% to 1.76% over the same time period.

Average earning assets increased by $178.9 million or 12.3% in 2003, from $1.5 billion to $1.6 billion. Growth in average earning assets was primarily centered in the loan portfolio. Average loans grew by $101.9 million, which included an $89.0 million increase in average real estate loans, a $15.7 million increase in average commercial loans, a $2.9 million increase in leases, and a $5.7 million decrease in consumer and other loans. The growth in real estate loans is net of $52.6 million of loan sales in 2003 to Federal agencies, and the securitization of $39.7 million in loans that are now held in the Company's available-for-sale portfolio as mortgage-backed securities.

Average securities (excluding changes in unrealized gains and losses on available-for-sale securities) increased by $86.5 million between 2002 and 2003. Growth in the securities portfolio includes a $53.1 million increase in average U.S. Government mortgage-backed securities and a $41.0 million increase in average U.S. Government agency securities. The increase in mortgage-backed securities includes the effect of the $39.7 million in securities that were created from the Company's own mortgage production. The low interest rate environment in 2003 led to higher prepayments on mortgage-backed securities in 2003 than in 2002. Consequently, premium amortizations on mortgage-backed securities were significantly higher in 2003 than in 2002. For the year ended December 31, 2003, net premium/discount amortizations on securities totaled $3.9 million compared with $2.0 million in 2002.

Core deposits, which include demand deposits, savings accounts, non-municipal money market accounts, and time deposits less than $100,000, represent the Company's largest and lowest cost funding source. Average core deposits increased by 6.2% from $1.0 billion in 2002 to $1.1 billion in 2003 and supported average earning asset growth. Non-core funding sources, which include time deposits of $100,000 or more, brokered deposits, municipal money market deposits, Federal funds purchased, securities sold under repurchase agreements, and other borrowings provided additional sources of funding to support asset growth. Average balances on these non-core funding sources increased by $109.3 million from $400.8 million at year-end 2002 to $510.1 million at year-end 2003. The primary component of non-core funding sources at December 31, 2003 was municipal money market accounts with an average balance of $152.3 million.

Changes in net interest income occur from a combination of changes in the volume of interest-earning assets and interest-bearing liabilities, and in the rate of interest earned or paid on them. Table 2 illustrates changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of the change. The $2.4 million increase in tax-equivalent net interest income from 2002 to 2003 included a $5.3 million decrease in interest expense and a $2.9 million decrease in interest income. An increased volume of earning assets contributed to a $7.8 million increase in net interest income between 2002 and 2003, while changes in interest rates reduced net interest income by $5.4 million, resulting in the net increase of $2.4 million.

Table 1 - Average Statements of Condition and Net Interest Analysis

                                                                             December 31
                                                 2003                            2002                             2001
------------------------------------------------------------------------------------------------------------------------------------

                                    Average               Average    Average              Average    Average               Average
(dollar amounts in thousands)       Balance    Interest  Yield/Rate  Balance   Interest  Yield/Rate  Balance    Interest  Yield/Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
   Certificates of deposit,
     other banks                   $    2,829 $       27    0.95%  $    1,479 $       37    2.50%  $      329  $        3    0.91%
   Securities (1)
         U.S. Government
           securities                 478,356     18,786    3.93      384,286     20,276    5.28      273,951      17,517    6.39
         State and municipal (2)       89,308      5,712    6.40       79,604      5,551    6.97       68,854       5,120    7.44
         Other securities (2)          29,649        827    2.79       46,889      1,618    3.45       23,951       1,329    5.55
------------------------------------------------------------------------------------------------------------------------------------
         Total securities             597,313     25,325    4.24      510,779     27,445    5.37      366,756      23,966    6.53
    Federal funds sold                  1,545         16    1.04       12,446        206    1.66       12,329         487    3.95
    Loans, net of unearned
      income (3)
          Residential real estate     408,084     24,995    6.12      353,998     24,945    7.05      327,279      25,959    7.93
          Commercial real estate      235,691     16,345    6.93      200,803     15,672    7.80      183,428      15,308    8.35
          Commercial loans (2)        260,628     15,731    6.04      244,903     16,119    6.58      211,404      17,823    8.43
          Consumer and other          103,273      9,415    9.12      108,971     10,283    9.44      111,964      11,126    9.94
          Lease financing              22,623      1,495    6.61       19,708      1,513    7.68       18,700       1,495    7.99
------------------------------------------------------------------------------------------------------------------------------------
          Total loans, net of
            unearned income         1,030,299     67,981    6.60      928,383     68,532    7.38      852,775      71,711    8.41
------------------------------------------------------------------------------------------------------------------------------------
          Total interest-earning
            assets                  1,631,986     93,349    5.72    1,453,087     96,220    6.62    1,232,189      96,167    7.80
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets            137,762                         130,416                         114,261
          Total assets             $1,769,748                      $1,583,503                      $1,346,450

====================================================================================================================================

LIABILITIES & SHAREHOLDERS' EQUITY
Deposits:
     Interest-bearing deposits
          Interest checking,
            savings, and
            money market           $  726,619 $    5,871    0.81%  $  660,905 $    9,759    1.48%  $  427,665  $    7,857    1.84%
          Time Deposits
           > $100,000                 112,752      2,782    2.47      107,329      3,233    3.01      169,978       7,970    4.69
          Time Deposits
           < $100,000                 249,722      6,702    2.68      247,278      8,604    3.48      238,798      12,319    5.16
          Brokered Time
          Deposits:
           < $100,000                  23,424        788    3.36       14,839        571    3.85        6,292         282    4.48
------------------------------------------------------------------------------------------------------------------------------------
          Total interest-
            bearing deposits        1,112,517     16,143    1.45    1,030,351     22,167    2.15      842,733      28,428    3.37
Federal funds purchased and
     securities sold under
     agreements to repurchase         132,957      3,285    2.47       74,055      2,448    3.31       79,132       3,453    4.36
Other borrowings                       88,693      4,065    4.58       82,471      4,203    5.10       75,101       4,294    5.72
------------------------------------------------------------------------------------------------------------------------------------
          Total interest-
            bearing liabilities     1,334,167     23,493    1.76    1,186,877     28,818    2.43      996,966      36,175    3.63
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits          261,691                         236,574                         206,653
Accrued expenses and other
 liabilities                           20,108                          18,919                          17,213
------------------------------------------------------------------------------------------------------------------------------------
         Total liabilities          1,615,966                       1,442,370                       1,220,832
Minority Interest                       1,519                           1,519                           1,518
Shareholders' equity                  152,263                         139,614                         124,100
------------------------------------------------------------------------------------------------------------------------------------
         Total liabilities and
            shareholders' equity   $1,769,748                      $1,583,503                      $1,346,450
====================================================================================================================================
Interest rate spread                                        3.96%                           4.19%                            4.17%
====================================================================================================================================
Net interest income/margin
     on earning assets                        $   69,856    4.28%             $   67,402    4.64%              $   59,992    4.87%
====================================================================================================================================

(1) Average balances and yields on available-for-sale securities are based on amortized cost.

(2) Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax-exempt interest income to a taxable equivalent basis. The tax equivalent adjustments for 2003, 2002, and 2001 were as follows: $2,354,000, $2,261,000, and $2,009,000.

(3) Nonaccrual loans are included in the average loan totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the consolidated financial statements.

Table 2 - Analysis of Changes in Net Interest Income

(in thousands)(taxable equivalent)           2003 vs. 2002                           2002 vs. 2001
------------------------------------------------------------------------------------------------------------
                                 Increase (Decrease) Due to Change in   Increase (Decrease) Due to Change in
                                               Average                                 Average

                                     Volume        Rate       Total          Volume        Rate       Total
------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Certificates of deposit            $     21    $    (31)   $    (10)       $     23    $     11    $     34
Federal funds sold                     (133)        (57)       (190)              5        (286)       (281)
Investments:
    Taxable                           3,504      (5,795)     (2,291)          7,325      (4,308)      3,017
    Tax-exempt                          642        (471)        171             716        (254)        462
Loans, net:
    Taxable                           7,125      (7,653)       (528)          6,004      (9,223)     (3,219)
    Tax-exempt                          (31)          8         (23)             26          14          40
------------------------------------------------------------------------------------------------------------
Total interest income              $ 11,128    $(13,999)   $ (2,871)       $ 14,099    $(14,046)   $     53
------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest-bearing deposits:
    Interest checking,
      savings, and money market         891      (4,779)     (3,888)          3,667      (1,765)      1,902
    Time                                532      (2,668)     (2,136)         (2,076)     (6,087)     (8,163)
Federal funds purchased and
    securities sold under
    agreements to repurchase          1,574        (737)        837            (210)       (795)     (1,005)
Other borrowings                        303        (441)       (138)            400        (491)        (91)
------------------------------------------------------------------------------------------------------------
Total interest expense             $  3,300    $ (8,625)   $ (5,325)       $  1,781    $ (9,138)   $ (7,357)
------------------------------------------------------------------------------------------------------------
Net interest income                $  7,828    $ (5,374)   $  2,454        $ 12,318    $ (4,908)   $  7,410
============================================================================================================

Notes: See notes to Table 1 above.


Provision for Loan/Lease Losses

The provision for loan/lease losses represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses at an adequate level. The provision for loan/lease losses was $2.5 million in 2003, compared to $2.2 million in 2002. The increase in 2003 is primarily due to continued growth in the loan/lease portfolio, as well as the changing composition of the loan/lease portfolio, which includes increased levels of commercial loans and commercial real estate loans. The Company's loan/lease portfolio remains of generally high quality. Nonperforming loans/leases were $7.6 million at December 31, 2003, representing 0.71% of total loans/leases. Nonperforming loans/leases were $7.5 million at December 31, 2002, representing 0.76% of total loans/leases. Net charge-offs of $2.5 million in 2003 represented 0.24% of average loans/leases during the period, compared to net charge-offs of $1.2 million in 2002, representing 0.13% of average loans/leases.

Noninterest Income

Although net interest income remains the primary revenue source for the Company, competitive, regulatory, and economic conditions have led management to target noninterest income opportunities as important drivers of long-term revenue growth. Management believes a continued focus on noninterest income will improve the Company's ability to compete with non-bank competitors, and reduce earnings volatility that may result from changes in the general interest rate environment. These efforts resulted in $25.3 million in noninterest income for 2003, a 6.5% increase over 2002 noninterest income of $23.7 million. Sources of noninterest income include trust and investment services, insurance fees and commissions, service charges on deposit accounts, and card services products. The Company has been able to expand the contribution of noninterest income to total revenues by developing and introducing new products and by marketing its services across all of the Company's markets.

Revenue from trust and investment services is a significant source of noninterest income for the Company, generating $4.3 million in revenue in 2003, an increase of 3.6% over revenue of $4.2 million in 2002. Tompkins Investment Services generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing employee benefit plans. Fees are largely based on the market value of the assets managed by the division, and may vary by the mix of accounts between the various categories. Services are primarily provided to customers in the Trust Company's market area of Tompkins County and surrounding areas; however, Tompkins Investment Services representatives serve clients in The Bank of Castile and Mahopac National Bank markets. The division currently manages assets for clients in all 50 states. The weak stock market in 2002 and early 2003 had an unfavorable impact on trust commissions and fees. With the improvement in the national stock markets in mid 2003 and solid new business generation, the market value of assets managed by, or in custody of, Tompkins Investment Services increased by $182.1 million or 15.1% to $1.4 billion at December 31, 2003 from $1.2 billion at December 31, 2002.

Service charges on deposit accounts were up $896,000 or 14.2% to $7.2 million in 2003, compared to $6.3 million in 2002. An increase in the aggregate dollar value of deposit accounts, fee increases, and additional deposit services contributed to the growth in service charges on deposit accounts in 2003 over 2002. The average dollar volume of noninterest-bearing accounts increased by $25.1 million between 2002 and 2003, from $236.6 million to $261.7 million, while interest-bearing checking, savings and money market accounts increased by $65.7 million over the same period, from $660.9 million to $726.6 million.

Insurance commissions and fees were $5.3 million in 2003, an increase of $365,000 or 7.4% over 2002. Tompkins Insurance primarily offers property and casualty insurance to individuals and businesses in Western New York State. Higher premium costs instituted by underwriting insurance companies, and Tompkins Insurance's acquisition of two small insurance agencies in 2003 contributed to the growth in commission income in 2003 over 2002. Additionally, Tompkins Insurance has expanded its efforts to offer services to customers of The Bank of Castile. These efforts include locating Tompkins Insurance representatives in two Bank of Castile offices during 2003. Initial results of these co-location efforts have been very positive. The acquisitions are detailed in Note 6 to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K.

Card services income of $2.3 million in 2003 was up $162,000 or 7.7% over income of $2.1 million in 2002. An increased number of cardholders and higher transaction volume contributed to the growth in card services income in 2003 over 2002. Card services remains a growth area for the Company, as technology has created opportunities to better serve customers with new products. Card services products include traditional credit cards, purchasing cards, debit cards, automated teller machines (ATM), and merchant card processing.

Noninterest income also includes $1.0 million from increases in cash surrender value of corporate owned life insurance (COLI), down from $1.4 million in 2002. The decrease in earnings in 2003 compared to 2002 reflects lower returns on the insurance assets as a result of the current historically low interest rate environment. The COLI relates to life insurance policies covering certain senior officers of the Company and its subsidiaries. Increases in the cash surrender value of the insurance are reflected as other noninterest income, net of the related mortality expense. The Company's average investment in COLI was $22.0 million during 2003 compared to $20.7 million at during 2002. The Company repaid approximately $449,000 of policy loans in 2003. Although income associated with the insurance policies is not included in interest income, increases in the cash surrender value produced a tax-adjusted return of approximately 7.67% in 2003, 9.08% in 2002, and 8.07% in 2001.

During 2003, residential loan volume benefited from the historically low interest rate environment. As a result of strong loan application volume, which included a high percentage of applications to refinance loans currently serviced by the Company, the volume of residential loan sales increased from $28.8 million in 2002 to $52.6 million in 2003. Net gains from loan sales amounted to $970,000 in 2003 compared to $671,000 in 2002. The majority of the gains on loan sales were recognized in the first six months of 2003 given the favorable interest rate environment. Refinancing volume and loan sales slowed considerably in the third quarter of 2003 as a result of the upward movement of interest rates.

The Company has an investment in a small business investment company partnership, Cephas Capital Partners, L.P. ("Cephas"), totaling $3.5 million at December 31, 2003, a decrease from $4.2 million at December 31, 2002. The decrease reflects the sale of a portion of the Company's investment to a new investor. Because the Company's percentage ownership in Cephas exceeds 20%, the equity method of accounting is utilized, such that the Company's percentage of Cephas' income is recognized as income on its investment; and likewise, any loss by Cephas is recognized as a loss on the Company's investment. For 2003, the Company recognized income from this investment of $350,000, which includes the $194,000 gain recognized on the sale of a portion of its ownership percentage, compared with income of $90,000 in 2002. The Company believes that as of December 31, 2003, there is no impairment with respect to this investment.

Noninterest Expense

Noninterest expenses for the year ended December 31, 2003, were $53.9 million, an increase of 3.0% over noninterest expenses of $52.3 million for the year ended December 31, 2002. The increase in 2003 is largely concentrated in salaries and employee benefits and reflects an increase in full-time equivalents
(FTE). Average FTEs increased from 530 at December 31, 2002 to 546 at December 31, 2003.

Personnel-related expenses comprise the largest segment of noninterest expense, representing 57.5% of noninterest expenses in 2003, compared to 56.5% in 2002. Total personnel-related expenses increased by $1.4 million or 4.9% in 2003, to $31.0 million from $29.5 million. The year-over-year growth in personnel-related expenses was favorably impacted by the $650,000 charge associated with a revaluation of certain pension liabilities in the fourth quarter of 2002. The increase in personnel-related expenses is due to a several factors including an increased number of employees and higher benefit related costs for medical insurance and pensions. The increase in employees is associated primarily with staffing of new offices, including the Cortland (December 2002) and Auburn (July
2003) offices of the Trust Company and a new Mahopac National Bank office in LaGrange (July 2002).

Expense for premises, furniture, and fixtures totaled $6.7 million in 2003, an increase of $379,000 or 6.0% over expense of $6.3 million in 2002. The additions to the Company's branch network mentioned above as well as higher taxes, insurance and utilities contributed to the increase in bank premises and furniture and fixture expense.

Marketing expenses were up $147,000 or 8.2% to $1.9 million for the year ended December 31, 2003, from $1.8 million for the same period in 2002. Promotional expenses related to the expansion of the Company's branch network contributed to the increase in marketing expense in 2003 over 2002.

Other operating expenses were $13.5 million for the 12 months ended December 31, 2003, a decrease of $263,000 or 1.9% compared to expenses of $13.7 million for the same period in 2002. This expense category includes postage and courier, printing and supplies, professional fees, software licenses and maintenance, card services, and audits and examinations. Other operating expenses for 2003 include approximately $400,000 of losses resulting from fraudulent credit card transactions perpetrated against Tompkins Trust Company and several other banks in the third quarter of 2003. Comparison of 2003 results with 2002 results are favorably impacted by a $250,000 reduction in expenses related to residual losses on leased vehicles and $195,000 reduction in expense related to penalties on discretionary prepayment of Federal Home Loan Bank borrowings.

The Company's efficiency ratio, defined as operating expense excluding amortization of intangible assets, divided by tax-equivalent net interest income plus noninterest income before securities gains and losses (increase in the cash surrender value of COLI is shown on a tax equivalent basis), was 55.7% in 2003, compared to 56.3% in 2002. The improvement is largely due to an increase in noninterest income.

Minority Interest in Consolidated Subsidiaries

Minority interest expense represents the portion of net income in consolidated majority-owned subsidiaries that is attributable to the minority owners of a subsidiary. The Company had minority interest expense of $134,000 in each of 2002 and 2003, related to minority interests in three real estate investment trusts, which are substantially owned by the Company's banking subsidiaries.

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes. The 2003 provision was $12.1 million, compared to $11.3 million in 2002. The increase was primarily due to a higher level of taxable income. The effective tax rate for the Company increased in 2003 to 33.3%, from 33.0% in 2002.

RESULTS OF OPERATIONS
(Comparison of December 31, 2002 and 2001 results)

General

Net income for the year ended December 31, 2002, was up 16.7% to $22.9 million, compared to $19.6 million in 2001. On a per share basis, the Company earned $2.76 per diluted share in 2002 compared to $2.38 per share in 2001. Return on average shareholders' equity (ROE) was 16.41% in 2002, compared to 15.82% in 2001. The increase in ROE in 2002 is due to earnings growth outpacing equity growth during the period. Return on average assets (ROA) was 1.45% in 2002, which is in line with ROA of 1.46% in 2001.

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

Provision for Loan/Lease Losses

The provision for loan/lease losses represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses at an adequate level. The provision for loan/lease losses was $2.2 million in 2002, compared to $1.6 million in 2002. The increase in 2002 is primarily due to continued growth in the loan/lease portfolio, as well as the changing composition of the loan/lease portfolio, which includes increased levels of commercial loans and commercial real estate loans. The Company's loan/lease portfolio remains of generally high quality. Nonperforming loans/leases were $7.5 million at December 31, 2002 and December 31, 2001, representing 0.76% and 0.85% of total loans/leases outstanding at December 31, 2002 and December 31, 2001, respectively. Net charge-offs of $1.2 million in 2002 represented 0.13% of average loans/leases during the period, compared to net charge-offs of $724,000 in 2001, representing 0.08% of average loans/leases. Net charge-offs in 2001 benefited from a $320,000 recovery on a commercial relationship.

Noninterest Income

Noninterest income for 2002 was $23.7 million, a 19.3% increase over 2001 income of $19.9 million. Sources of noninterest income include trust and investment services, insurance fees and commissions, service charges on deposit accounts, and card services products. The Company has been able to expand the contribution of noninterest income to total revenues by developing and introducing new products and by marketing its services across all of the Company's markets.

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

The Company's investment in Cephas totaled $4.2 million at December 31, 2002, a slight increase from $4.1 million at December 31, 2001. Because the Company's percentage ownership in Cephas exceeds 20%, the equity method of accounting is utilized, such that the Company's percentage of Cephas' income is recognized as income on its investment; and likewise, any loss by Cephas is recognized as a loss on the Company's investment. For 2002, the Company recognized income of $90,000 compared with a loss of $300,000 in 2001. During the fourth quarter of 2001, Cephas recognized a $2.0 million loss on a single investment. The Company's portion of that loss totaled $770,000, which was recognized in the fourth quarter of 2001 as a reduction to other operating income. The Company believes that as of December 31, 2002, there is no impairment with respect to this investment.

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

Other expenses include fees paid for marketing services, postage and courier services, telephone expense, donations, software maintenance and amortization, and card services related expense. The increase in other expenses, from $13.2 million in 2001 to $15.5 million in 2002, is attributable to several factors, including normal increases associated with growth in noninterest revenue, marketing costs associated with new branch openings, additional reserves for leased vehicles residual losses, increased penalties associated with the prepayment of certain borrowings, and increased technology costs. In 2002, the Company prepaid certain higher interest rate borrowings with the Federal Home Loan Bank to reduce borrowing costs, resulting in the increase in prepayment penalties.

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

FINANCIAL CONDITION

During 2003, total assets grew by $194.2 million or 11.6% to $1.9 billion at December 31, 2003, compared to $1.7 billion at December 31, 2002. Table 3 provides a comparison of average and year-end balances of selected balance sheet categories over the past three years, and the change in those balances between 2002 and 2003. Earning asset growth in 2003 consisted of a $73.8 million increase in loans, and a $116.8 million increase in the amortized cost of securities. Loan growth is net of $52.6 million in sales of fixed rate residential mortgage loans and $39.7 million of residential loans that were securitized in the third quarter of 2003. The available-for-sale portfolio (at amortized cost) increased by $106.0 million from year-end 2002. In addition to the securitization transaction, part of the increase in the securities portfolio reflects the use of short-term borrowings from the Federal Home Loan Bank ("FHLB") to purchase securities in advance of anticipated cash flows from the securities portfolio.

Core deposits remain the primary source of funding with core deposits increasing by $90.2 million or 8.7% to $1.1 billion at year-end 2003, from $1.0 billion at year-end 2002. The Company also uses wholesale funding sources, which include borrowings and securities sold under agreements to repurchase, to support asset growth. These funding sources increased by $115.2 million between year-end 2003 and year-end 2002 to $275.0 million from $159.8 million. Refer to Notes 9 and 10 to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Report on Form 10-K for further details on these funding sources.

Table 3 - Balance Sheet Comparisons

AVERAGE BALANCE SHEET
                                                                                             Change (2002-2003)
(in thousands)                                         2003         2002         2001       Amount    Percentage
----------------------------------------------------------------------------------------------------------------
Total assets                                     $1,769,748   $1,583,503   $1,346,450   $  186,245        11.76%
Earning assets *                                  1,631,986    1,453,087    1,232,189      178,899        12.31%
Total loans and leases, less earned income and
   net deferred costs and fees                    1,030,299      928,383      852,775      101,916        10.98%
Securities *                                        597,313      510,779      366,756       86,534        16.94%
Core deposits **                                  1,085,731    1,022,625      860,425       63,106         6.17%
Time deposits of $100,000 and more                  112,752      107,329      169,978        5,423         5.05%
Federal funds purchased and securities
   sold under agreements to repurchase              132,957       74,055       79,132       58,902        79.54%
Other borrowings                                     88,693       82,471       75,101        6,222         7.54%
Shareholders' equity                                152,263      139,614      124,100       12,649         9.06%
----------------------------------------------------------------------------------------------------------------

ENDING BALANCE SHEET
                                                                                             Change (2002-2003)
(in thousands)                                         2003         2002         2001       Amount    Percentage
----------------------------------------------------------------------------------------------------------------
Total assets                                     $1,864,466   $1,670,203   $1,420,695   $  194,263        11.63%
Earning assets *                                  1,714,995    1,525,586    1,298,163      189,409        12.42%
Total loans and leases, less earned income and
   net deferred costs and fees                    1,069,140      995,346      889,842       73,794         7.41%
Securities *                                        636,639      519,840      408,150      116,799        22.47%
Core deposits **                                  1,126,101    1,035,855      900,248       90,246         8.71%
Time deposits of $100,000 and more                  105,102      112,338      163,480       (7,236)       -6.44%
Federal funds purchased and securities
   sold under agreements to repurchase              187,908       77,843      109,669      110,065       141.39%
Other borrowings                                     87,111       81,930       75,581        5,181         6.32%
Shareholders' equity                                158,970      150,597      131,072        8,373         5.56%
================================================================================================================

*  Balances of available-for-sale securities are shown at amortized cost.

** Core deposits equal total deposits less time deposits of $100,000 and more, brokered deposits, and municipal money market deposits.

Shareholders' Equity

The consolidated statements of changes in shareholders' equity included in the financial statements of the Company contained in Item 8 herein, detail the changes in equity capital, including payments to shareholders in the form of cash dividends. The Company continued the long history of increasing cash dividends with a per share increase of 5.7% in 2003, which followed an increase of 5.0% in 2002. Dividends per share amounted to $1.11 in 2003, compared to $1.05 in 2002, and $1.00 in 2001. Cash dividends paid represented 37.6%, 37.4%, and 41.5% of after-tax net income in each of 2003, 2002, and 2001, respectively.

Total shareholders' equity was up $8.4 million or 5.6% to $159.0 million at December 31, 2003, from $150.6 million at December 31, 2002. Surplus increased by $30.9 million, from $46.0 million at December 31, 2002, to $76.9 million at December 31, 2003; while undivided profits were down $18.0 million between year-end 2003 and year-end 2002, from $96.7 million to $78.7 million. The increase in surplus and decrease in undivided profits is primarily due to the 10% stock dividend paid on August 15, 2003. Surplus was also affected by the repurchase of 95,799 shares of Tompkins common stock at a total cost of $3.7 million. These shares were purchased under a repurchase plan (the "Plan") approved by the Company's board of directors on July 24, 2002, authorizing the repurchase of up to 440,000 shares over a 24-month period. As of December 31, 2003, 97,119 shares have been repurchased under the Plan and 342,881 shares are available to be repurchased under the Plan. The decrease in other comprehensive income is due to a decrease in unrealized gains on available-for-sale securities largely due to increases in interest rates.

The $19.5 million increase in shareholders' equity between December 31, 2001 and December 31, 2002 was primarily due to a $14.3 million increase in undivided profits, an $821,000 increase from the issuance of shares of common stock related to the purchase of Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., which were issued in 2002, and $4.6 million of other comprehensive income related to unrealized gains on available-for-sale securities. Increases in shareholders' equity were partially offset by the repurchase of 38,324 shares of common stock during 2002 at a total cost of $1.4 million.

The Company and its subsidiary banks are subject to quantitative capital measures established by regulation to ensure capital adequacy. Consistent with the objective of operating a sound financial organization, the Company and its subsidiary banks maintain capital ratios well above regulatory minimums, as detailed in Note 17 of the consolidated financial statements.

Securities

The securities portfolio (excluding fair value adjustments on available-for-sale securities) at December 31, 2003, was $636.6 million, reflecting an increase of 22.5% from $519.8 million in 2002. Note 2 to the consolidated financial statements, included in Item 8 of this Report, details the types of securities held, the carrying and fair values, and the contractual maturities. The amortized cost and fair value of the securities portfolio at December 31, 2001, is presented in the table below. Qualified tax-exempt debt securities, primarily obligations of state and political subdivisions, were $97.8 million at December 31, 2003, or 15.4% of total securities, compared to $84.1 million, or 16.2% of total securities at December 31, 2002. Mortgage-backed securities, consisting mainly of securities issued by U.S. government agencies, totaled $299.4 million at December 31, 2003, compared to $264.3 million at December 31, 2002.

                                                                    Available-for-Sale Securities
---------------------------------------------------------------------------------------------------------
                                                                          Gross        Gross
                                                         Amortized   Unrealized   Unrealized         Fair
December 31, 2001 (in thousands)                              Cost        Gains       Losses        Value
---------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of
    U.S. Government agencies                            $  137,569   $    1,936   $      313   $  139,192
Obligations of states and political subdivisions            44,915        1,120           94       45,941
Mortgage-backed securities                                 185,945        2,951          355      188,541
U.S corporate securities                                     4,512           70          250        4,332
---------------------------------------------------------------------------------------------------------
Total debt securities                                      372,941        6,077        1,012      378,006
Equity securities                                            8,363            0            0        8,363
---------------------------------------------------------------------------------------------------------
Total available-for-sale securities                     $  381,304   $    6,077   $    1,012   $  386,369
=========================================================================================================

Available-for-sale securities include $8,155,000 in nonmarketable equity securities, which are carried at cost since fair values are not readily determinable. This figure includes $6,642,000 of Federal Home Loan Bank Stock. Substantially all of the above mortgage-backed securities are direct pass through securities issued or backed by Federal agencies.

                                                                    Held-to-Maturity Securities
---------------------------------------------------------------------------------------------------------
                                                                          Gross        Gross
                                                         Amortized   Unrealized   Unrealized         Fair
December 31, 2001 (in thousands)                              Cost        Gains       Losses        Value
---------------------------------------------------------------------------------------------------------
Obligations of states and political subdivisions        $   26,846   $      626   $      217   $   27,255
---------------------------------------------------------------------------------------------------------
Total held-to-maturity debt securities                  $   26,846   $      626   $      217   $   27,255
=========================================================================================================

Management's policy is to purchase investment grade securities that, on average, have relatively short expected durations. This policy helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital. A large percentage of securities are direct obligations of the Federal government and its agencies. Expected maturities will differ from contractual maturities presented in Table 4 because issuers may have the right to call or prepay obligations with or without penalty and mortgage-backed securities will pay throughout the periods prior to contractual maturity. The contractual maturity distribution of debt securities and mortgage-backed securities as of December 31, 2003, along with the weighted average yield of each category, is presented in Table 4. Balances are shown at amortized cost.

Table 4 - Maturity Distribution

                                                            As of December 31, 2003
--------------------------------------------------------------------------------------------------
                                                      Securities                  Securities
                                                  Available-for-Sale *         Held-to-Maturity
--------------------------------------------------------------------------------------------------
(dollar amounts in thousands)                    Amount    Yield (FTE)       Amount    Yield (FTE)
--------------------------------------------------------------------------------------------------
U.S. Treasuries and Agencies
   Within 1 year                             $      999          6.55%   $        0          0.00%
    Over 1 to 5 years                           115,445          3.32%            0          0.00%
    Over 5 to 10 years                           89,051          4.66%            0          0.00%
    Over 10 years                                18,312          4.33%            0          0.00%
--------------------------------------------------------------------------------------------------
                                             $  223,807          3.95%   $        0          0.00%
--------------------------------------------------------------------------------------------------

State and political subdivisions
   Within 1 year                             $   10,052          4.07%   $   13,661          2.63%
    Over 1 to 5 years                            18,177          5.72%       12,161          4.98%
    Over 5 to 10 years                           14,331          6.25%       17,688          5.78%
    Over 10 years                                 5,662          6.04%        6,018          6.22%
--------------------------------------------------------------------------------------------------
                                             $   48,222          5.57%   $   49,528          4.77%
--------------------------------------------------------------------------------------------------

Mortgage-backed securities
   Within 1 year                             $        0          0.00%   $        0          0.00%
    Over 1 to 5 years                             8,924          3.08%            0          0.00%
    Over 5 to 10 years                          119,624          4.00%            0          0.00%
    Over 10 years                               170,881          4.87%            0          0.00%
--------------------------------------------------------------------------------------------------
                                             $  299,429          4.47%   $        0          0.00%
--------------------------------------------------------------------------------------------------

Other Securities
   Within 1 year                             $        0          0.00%   $        0          0.00%
    Over 1 to 5 years                                 0          0.00%            0          0.00%
    Over 5 to 10 years                                0          0.00%            0          0.00%
    Over 10 years                                 3,001          4.84%            0          0.00%
    No fixed maturity                            12,652          2.21%            0          0.00%
--------------------------------------------------------------------------------------------------
                                             $   15,653          3.27%   $        0          0.00%
--------------------------------------------------------------------------------------------------

Total Securities
   Within 1 year                             $   11,051          4.29%   $   13,661          2.63%
    Over 1 to 5 years                           142,546          3.61%       12,161          4.98%
    Over 5 to 10 years                          223,006          4.41%       17,688          5.78%
    Over 10 years                               197,856          4.85%        6,018          6.22%
    No fixed maturity                            12,652          2.21%            0          0.00%
--------------------------------------------------------------------------------------------------
                                             $  587,111          4.32%   $   49,528          4.77%
==================================================================================================

* Balances of available-for-sale securities are shown at amortized cost.

Loans/Leases

Total loans and leases, net of unearned income and net deferred loan fees and costs, grew 7.4%, to $1.1 billion December 31, 2003 from $995.3 million at December 31, 2002. Table 5 details the composition and volume changes in the loan/lease portfolio over the past five years.

Table 5 - Loan/Lease Classification Summary


(in thousands)                                            2003           2002           2001           2000           1999
--------------------------------------------------------------------------------------------------------------------------
Residential real estate                            $   404,487    $   391,120    $   327,987    $   344,715    $   312,506
Commercial real estate                                 242,248        196,517        168,452        152,218        141,903
Real estate construction                                21,788         26,110         25,112         18,746         19,046
Commercial                                             275,666        256,010        237,483        202,956        166,263
Consumer and other                                     104,647        103,853        111,880        110,126         99,206
Leases                                                  24,340         25,511         21,787         19,565         18,850

--------------------------------------------------------------------------------------------------------------------------
Total loans and leases                               1,073,176        999,121        892,701        848,326        757,774
Less: unearned income and related deferred costs
    and fees                                            (4,036)        (3,775)        (2,859)        (2,568)        (2,392)
--------------------------------------------------------------------------------------------------------------------------
Total loans and leases, net of unearned income
    and deferred costs and fees                    $ 1,069,140    $   995,346    $   889,842    $   845,758    $   755,382
==========================================================================================================================

Residential real estate loans increased by $13.4 million or 3.4% in 2003, from $391.1 million to $404.5 million, and comprised 37.7% of total loans and leases at December 31, 2003. A low interest rate environment coupled with new branch offices contributed to the growth in the residential portfolio. The growth in residential loans is net of $52.6 million of loan sales to Federal agencies, and the securitization of $39.7 million in loans, which are now held in the Company's available-for-sale securities portfolio as mortgage-backed securities. The compounded annual growth rate in residential loans for the five years ended December 31, 2003 is 11.74%.

When residential mortgage loans are sold or securitized, the Company typically retains all servicing which provides a source of fee income. Residential mortgage loans serviced for others totaled $149.7 million at December 31, 2003, compared to $110.2 million at December 31, 2002. Capitalized mortgage servicing rights totaled $1.1 million at December 31, 2003, and $706,000 at December 31, 2002, and are reported as intangible assets on the consolidated statements of condition.

Commercial real estate loans increased by $45.7 million or 23.3% in 2003 over 2002, from $196.5 million to $242.2 million. Commercial real estate loans of $242.2 million represented 22.6% of total loans and leases at December 31, 2003. Commercial loans totaled $275.7 million at December 31, 2003, an increase of 7.7% over $265.0 million at December 31, 2002. Growth in commercial lending reflects an increased emphasis in commercial lending. Management believes that the Company's community banking strategy can provide value to small business customers, while commercial lending products are typically attractive to the Company from a yield and interest rate risk perspective.

The consumer loan portfolio includes personal installment loans, indirect automobile financing, credit card loans, and overdraft lines of credit. The Company faces significant competition from local and national lenders for consumer lending products. Consumer and other loans were $104.6 million at December 31, 2003, up from $103.9 million at December 31, 2002.

The lease portfolio decreased by 4.6% to $24.3 million at December 31, 2003 from $25.5 million at December 31, 2002. The lease portfolio has traditionally consisted of leases on vehicles for consumers and small businesses. Competition for automobile financing has led to a decline in the consumer lease portfolio over the past several years. In addition, unfavorable laws in New York State have led the Company to curtail its automobile leasing program. In response to the decline in consumer leasing, management increased its marketing efforts relating to other leasing opportunities, including commercial leasing and municipal leasing, which have been the primary sources of growth in the lease portfolio. As of December 31, 2003, commercial leases and municipal leases represented 96.0% of total leases, while consumer leases made up the remaining 4.0%. As of December 31, 2002, commercial leases and municipal leases represented 90.8% of total leases, while consumer leases made up the remaining 9.2%.

The Company's loan/lease customers are located primarily in the upstate New York communities served by its three subsidiary banks. The Trust Company operates fifteen banking offices in the counties of Tompkins, Cayuga, Cortland, and Schuyler. The Bank of Castile operates thirteen banking offices in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. Mahopac National Bank is located in Putnam County, and operates four banking offices in that county and two full service offices in neighboring Dutchess County. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower. Further information on the Company's lending activities, including related party transactions, is provided in Note 4 to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" of this Report.

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

Management uses a model to measure some of these factors and the resulting quantitative analysis, combined with qualitative assessments, comprise the basis on which the adequacy of the reserve is determined. The $19,000 decrease in the reserve between December 31, 2002 and December 31, 2003 resulted from net losses exceeding the provision for loan/lease losses for the year. The allocation of the Company's reserve as of December 31, 2003, and each of the previous four year ends is illustrated in Table 6.


Table 6 - Allocation of the Reserve for Loan/Lease Losses

                                                                         December 31
(dollar amounts in thousands)                       2003          2002          2001          2000          1999
-----------------------------------------------------------------------------------------------------------------
Total loans outstanding at end of year        $1,069,140    $  995,346    $  889,842    $  845,758    $  755,382
-----------------------------------------------------------------------------------------------------------------
ALLOCATION OF THE RESERVE BY
       LOAN TYPE:
Commercial                                    $    5,872    $    4,349    $    3,011    $    2,526    $    3,281
Real estate                                        2,909         2,809         2,755         2,210         1,964
Consumer and all other                             2,904         2,912         2,976         2,771         3,202
Unallocated                                            0         1,634         1,964         2,317           781
-----------------------------------------------------------------------------------------------------------------
Total                                         $   11,685    $   11,704    $   10,706    $    9,824    $    9,228
=================================================================================================================
ALLOCATION OF THE RESERVE AS
       A PERCENTAGE OF TOTAL RESERVE:
Commercial                                            50%           37%           28%           26%           36%
Real estate                                           25%           24%           26%           22%           21%
Consumer and all other                                25%           25%           28%           28%           35%
Unallocated                                            0%           14%           18%           24%            8%
-----------------------------------------------------------------------------------------------------------------
Total                                                100%          100%          100%          100%          100%
=================================================================================================================
LOAN/LEASE TYPES AS A PERCENTAGE
     OF TOTAL LOANS/LEASES:
Commercial                                            26%           26%           26%           24%           22%
Real estate                                           62%           62%           59%           61%           62%
Consumer and all other                                12%           12%           15%           15%           16%
-----------------------------------------------------------------------------------------------------------------
Total                                                100%          100%          100%          100%          100%
=================================================================================================================

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

The principal balances of nonperforming loans/leases, including impaired loans/leases, as of December 31 are detailed in the table below.

(dollar amounts in thousands)                               2003      2002      2001      2000      1999
--------------------------------------------------------------------------------------------------------
Loans 90 days past due and accruing                       $   26    $  368    $1,612    $  226    $  168
Nonaccrual loans                                           7,321     6,977     5,736     4,134     3,698
Troubled debt restructurings not included above              246       179       185       389       400
--------------------------------------------------------------------------------------------------------
Total nonperforming loans/leases                           7,593     7,524     7,533     4,749     4,266
--------------------------------------------------------------------------------------------------------
Other real estate owned                                      385       279        43       175       214
--------------------------------------------------------------------------------------------------------
Total nonperforming assets                                $7,978    $7,803    $7,576    $4,924    $4,480
--------------------------------------------------------------------------------------------------------
Reserve as a percentage of loans/leases outstanding         1.09%     1.18%     1.20%     1.16%     1.22%
--------------------------------------------------------------------------------------------------------
Reserve as a percentage of nonperforming loans/leases     153.89%   155.56%   142.12%   206.87%   216.32%
========================================================================================================

The reserve represented 1.09% of total loans/leases outstanding at December 31, 2003, down slightly from 1.18% at December 31, 2002. The reserve coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) was 1.54 times at December 31, 2003, compared to
1.56 times at December 31, 2002. The Company's historical loss experience is detailed in Table 7.

Table 7 - Analysis of the Reserve for Loan/Lease Losses

                                                                             December 31
(in thousands)                                        2003          2002          2001          2000          1999
-------------------------------------------------------------------------------------------------------------------
Average loans outstanding during year           $1,030,299    $  928,383    $  852,775    $  797,205    $  674,748
Balance of reserve at beginning of year             11,704        10,706         9,824         9,228         7,405
Reserve related to purchase acquisition                N/A           N/A           N/A           N/A         1,511

LOANS CHARGED-OFF:
     Commercial, financial, agricultural             1,595           335           371           130           241
     Real estate - mortgage                            122            41            44           108           105
     Installment loans to individuals                  887           940           843           677           647
     Lease financing                                     9           133            28             8             1
     Other loans                                       394           272           108           106           114
-------------------------------------------------------------------------------------------------------------------
Total loans charged-off                         $    3,007    $    1,721    $    1,394    $    1,029    $    1,108
-------------------------------------------------------------------------------------------------------------------

RECOVERIES OF LOANS PREVIOUSLY
  CHARGED-OFF:
     Commercial, financial, agricultural                73            91           360            28            62
     Real estate - mortgage                             26            15            16            31            49
     Installment loans to individuals                  311           320           259           317           343
     Lease financing                                     5            22             1             2             0
     Other loans                                        76            36            34            31            22
-------------------------------------------------------------------------------------------------------------------
Total loans recovered                           $      491    $      484    $      670    $      409    $      476
-------------------------------------------------------------------------------------------------------------------
Net loans charged-off                                2,516         1,237           724           620           632
Additions to reserve charged to operations           2,497         2,235         1,606         1,216           944
-------------------------------------------------------------------------------------------------------------------
Balance of reserve at end of year               $   11,685    $   11,704    $   10,706    $    9,824    $    9,228
-------------------------------------------------------------------------------------------------------------------
Net charge-offs as a percentage of average
   loans/leases outstanding during the year           0.24%         0.13%         0.08%         0.08%         0.09%
===================================================================================================================

Potential problem loans/leases are loans/leases that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans/leases as nonperforming at sometime in the future. Management considers loans/leases classified as Substandard, which continue to accrue interest, to be potential problem loans/leases. The Company, through its internal loan review function identified 32 commercial relationships totaling $11.5 million at December 31, 2003, and 27 commercial relationships totaling $6.9 million at December 31, 2002, which it classified as Substandard, which continue to accrue interest. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in aggregate, give management reason to believe that the current risk exposure on these loans does not warrant classification of these loans as nonperforming. Approximately $600,000 of these loans are backed by guarantees of U.S. government agencies. While in a performing status as of December 31, 2003, these loans exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.

Deposits and Other Liabilities

Total deposits of $1.4 billion at December 31, 2003, reflected an increase of $70.8 million over total deposits at December 31, 2002. Deposit growth consisted primarily of core deposits, which increased by $90.2 million, while municipal money market deposits decreased by $21.0 million and time deposits of $100,000 or more decreased by $7.2 million. Core deposit growth was fairly strong at all of the Company's subsidiary banks and included growth in mature offices as well as newer offices. Offices opened after January 1, 2002, contributed $43.8 million to the growth in 2003, while the remaining $27.0 million of growth was in offices opened prior to January 1, 2002.

The Company's liability for securities sold under agreements to repurchase ("repurchase agreements") amounted to $187.9 million at December 31, 2003, representing a $110.1 million increase over $77.8 million at December 31, 2002. The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $77.0 million at December 31, 2003, and $42.8 million at December 31, 2002. Management generally views local repurchase agreements as an alternative to large time deposits. The Company's wholesale repurchase agreements are primarily with the Federal Home Loan Bank (FHLB) and amounted to $110.9 million at December 31, 2003 and $35.0 million at December 31, 2002.

The Company's other borrowings include amounts owed to the FHLB. During 2003, the Company increased its other borrowings from the FHLB by $5.1 million, to $86.8 million. Borrowings with the FHLB outstanding at December 31, 2003, included $32.2 million due in one year or less, and $54.6 million due in more than one year. The weighted average interest rate on other borrowings due in more than one year was 5.03% at December 31, 2003.

Other borrowings include a Treasury Tax and Loan Note account with the Federal Reserve Bank of New York totaling $100,000 at December 31, 2003 and December 31, 2002. At December 31, 2003 and 2002, Tompkins Insurance had borrowings of $171,000 and $111,000, respectively, from unrelated financial institutions.


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

Core deposits remain the key funding source, representing 79.8% of total deposits, and 66.1% of total liabilities at December 31, 2003. Non-core funding sources (time deposits of $100,000 or more, brokered time deposits, municipal money market accounts, repurchase agreements, and other borrowings) increased as a percentage of total liabilities from 30.6% at December 31, 2002, to 32.9% at December 31, 2003. Short-term investments, consisting of securities with maturities of one year or less, totaled $24.8 million at year-end 2003 and 2002.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $454.7 million and $382.4 million at December 31, 2003 and 2002, respectively, were designated as pledged securities for public deposits, borrowed funds, and for other purposes as provided by law. Pledged securities represented 70.9% of total securities at December 31, 2003, compared to 71.8% of total securities at December 31, 2002.

The Company's liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, negotiable certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At December 31, 2003, the unused borrowing capacity on established lines with the FHLB was $118.2 million. As members of the FHLB, the Company's subsidiary banks can use unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At December 31, 2003, total unencumbered residential real estate assets were $208.9 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, increased from $272.0 million at December 31, 2002, to $302.7 million at December 31, 2003. Using current prepayment assumptions, cash flow from the investment portfolio is estimated to be approximately $185.4 million in 2004. Investments in residential mortgage loans, consumer loans, and leases totaled approximately $533.5 million at December 31, 2003. Aggregate amortization from monthly payments on these loan assets provides significant additional cash flow to the Company. Table 8 details total scheduled maturities of selected loan categories.

Table 8 - Loan Maturity

Remaining maturity of selected loans                     At December 31, 2003
(in thousands)                              Total  Within 1 year   1-5 years  After 5 years
-------------------------------------------------------------------------------------------
Commercial real estate                  $  242,248   $   20,029   $   53,283   $  168,936
Real estate construction                    21,788       10,130        2,521        9,137
Commercial                                 275,666      102,963       59,905      112,798
-------------------------------------------------------------------------------------------
Total                                   $  539,702   $  133,122   $  115,709   $  290,871
===========================================================================================

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business the Company is party to certain financial instruments with off-balance-sheet risk such as commitments under stand-by letters of credit, unused portions of lines of credit, and commitments to fund new loans. Loan commitments (unfunded loans and unused lines of credit) and standby letters of credit are issued to accommodate the financing needs of the Company's customers. Loan commitments are agreements by the Company to lend monies at a future date. These loan and letter of credit commitments are subject to the same credit policies and reviews as loans. Most loan commitments expire within one year from the date of issue. Further information on the Company's commitments and contingent liabilities is provided in Note 14 to the consolidated financial statements set forth in Item 8 below.

CONTRACTUAL OBLIGATIONS AND COMMITTMENTS

The Company leases land, buildings, and equipment under operating lease arrangements extending to the year 2090. Most leases include options to renew for periods ranging from 5 to 20 years. In addition, the Company has a software contract for its core banking application through August 1, 2004. Further information on the Company's lease arrangements is provided in Note 7 to the consolidated financial statements set forth in Item 8 below.


Table 9 - Contractual Obligations and Commitments

Contractual Cash Obligations                                     Payments Due By Period
(in thousands)                                            Within                                Over 5
As of December 31, 2003                       Total       1 year     1-3 years    3-5 years      years
---------------------------------------------------------------------------------------------------------
Long-term debt                             $  152,685   $    5,528   $   48,593   $   31,604   $   66,960
Operating leases                                4,822          496          648          405        3,273
---------------------------------------------------------------------------------------------------------
Total contractual cash obligations         $  157,507   $    6,024   $   49,241   $   32,009   $   70,233
=========================================================================================================


RECENT ACCOUNTING STANDARDS

GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS TO OTHERS: In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's consolidated financial statements.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES: In December 2003, the FASB issued Interpretation No. 46(revised), Consolidation of Variable Interest Entities, (FIN 46R). This Interpretation addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity ("VIE"). FIN 46R replaces FASB Interpretation No. 46 that was issued in January 2003. The Company is required to apply FIN No. 46R to variable interests generally as of March 31, 2004 and to special-purpose entities as of December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interest of the VIE initially would be measured at their carrying amounts, and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as a cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date that FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company held no interest in special-purpose entities as of December 31, 2003. Adoption of FIN 46R with respect to other types of VIEs in the first quarter of 2004 is not expected to have a significant effect on the Company's consolidated financial statements.

AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is generally effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY: In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both a liability and equity. It requires that an issuer classify certain financial instruments as a liability, although the financial instrument may previously have been classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The effective date has been deferred indefinitely for certain types of mandatory redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of SFAS No. 150.

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

Table 10 is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of December 31, 2003. The analysis reflects a short-term sensitivity to rising rates with some sensitivity to rising interest rates in the 0-3 month repricing interval followed by longer-term asset sensitivity in the 3-6 month repricing intervals. This analysis suggests that the Company's net interest income is more vulnerable to a rising rate environment than it is to sustained low interest rates.

Table 10 - Interest Rate Risk Analysis

Condensed Static Gap - December 31, 2003                                        Repricing Interval

                                                                                                            Cumulative
(dollar amounts in thousands)                           Total   0-3 months     3-6 months   6-12 months      12 months
------------------------------------------------------------------------------------------------------------------------
Interest-earning assets*                           $1,714,995   $  483,396     $  129,180    $  185,103     $  797,679
Interest-bearing liabilities                        1,403,885      578,330         82,919       186,260        847,509
------------------------------------------------------------------------------------------------------------------------
Net gap position                                                   (94,934)        46,261        (1,157)       (49,830)
------------------------------------------------------------------------------------------------------------------------
Net gap position as a percentage of total assets                     (5.09%)         2.48%        (0.06%)        (2.67%)
========================================================================================================================

* Balances of available-for-sale securities are shown at amortized cost.

The Company's Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 200 basis point change in rates. Based upon the simulation analysis performed as of December 31, 2003, a 200 basis point upward shift in interest rates over a one-year time frame would result in a one-year decline from the base case scenario (which assumes interest rates remain at current levels) of approximately 2.53% in net interest income, and management takes no action to address balance sheet mismatches. The same simulation indicates that a 100 basis point decline in interest rates over a one-year period would result in a decrease in net interest income of 1.03%, when compared to the base case.

Although the simulation model suggests relatively modest exposure to changes in interest rates, the base case scenario (which assumes interest rates remain at current levels) indicates a downward trending net interest margin due to more assets repricing in the current low rate environment than liabilities. Given the expectation of a lower net interest margin in 2004, maintaining net interest income in 2004 at the amount realized in 2003 will depend upon continued growth in earnings assets. The simulation model is useful in identifying potential exposure to interest rate movements; however, management feels that certain actions could be taken to offset some of the negative effects of unfavorable movements in interest rates.

Additional information regarding market risk of the Company's financial instruments at December 31, 2003 is provided in Table 11.

Table 11 - Repricing Intervals of Selected Financial Instruments

(dollar amounts in thousands)                                                                 Greater
                                          0-1 year    1-2 years    2-3 years    3-5 years   than 5 years        Total   Fair Value
----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
Available-for-sale securities          $   233,520  $    90,368  $    82,947  $    91,466    $    93,836  $   592,137  $   592,137
       Average interest rate*                 4.08%        4.24%        3.97%        4.15%          3.92%        4.08%
Held-to-maturity securities                 14,106        2,116        2,816        9,984         20,506       49,528       51,441
       Average interest rate*                 2.20%        4.73%        4.44%        3.26%          4.18%        3.47%
Loans/leases                               509,537      124,884      115,325      188,243        119,466    1,057,455    1,056,501
       Average interest rate*                 5.55%        6.56%        6.53%        6.30%          6.00%        5.96%

FINANCIAL LIABILITIES:
Time deposits                          $   285,351  $    58,912  $    12,944  $    23,942    $        26  $   381,175  $   386,072
       Average interest rate                  2.13%        2.68%        3.70%        4.26%          2.66%        2.41%
Federal funds sold and securities sold
  under agreements to repurchase           126,090          818       18,000       21,000         22,000      187,908      187,928
       Average interest rate                  1.67%        2.40%        4.32%        2.92%          3.79%        2.32%
Other borrowings                            22,411       21,545        1,108        9,776         32,271       87,111       86,966
       Average interest rate                  1.50%        6.20%        5.88%        3.89%          4.80%        4.21%
==================================================================================================================================

* Interest rate on tax-exempt obligations is shown before tax-equivalent adjustments.

                      [This Page Intentionally Left Blank]

Item 8.  Financial Statements and Supplementary Data

Consolidated Statements of Condition

                                                                                                               As of December 31
(in thousands except share and per share data)                                                                2003           2002
---------------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and noninterest bearing balances due from banks                                                   $    56,540    $    53,898
Interest bearing balances due from banks                                                                     9,216         10,000
Federal funds sold                                                                                               0            400
Available-for-sale securities, at fair value                                                               592,137        493,780
Held-to-maturity securities, fair value of $51,441 at
      December 31, 2003, and $40,260 at December 31, 2002                                                   49,528         38,722
Loans and leases, net of unearned income and deferred costs and fees                                     1,069,140        995,346
Less:  Reserve for loan/lease losses                                                                        11,685         11,704
---------------------------------------------------------------------------------------------------------------------------------
                                                                                   Net Loans/Leases      1,057,455        983,642

Bank premises and equipment, net                                                                            28,466         27,111
Corporate owned life insurance                                                                              22,843         21,382
Goodwill                                                                                                    11,541         10,684
Other intangible assets                                                                                      3,322          3,422
Accrued interest and other assets                                                                           33,398         27,162
---------------------------------------------------------------------------------------------------------------------------------
                                                                                       Total Assets    $ 1,864,446    $ 1,670,203
---------------------------------------------------------------------------------------------------------------------------------

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES,
            AND SHAREHOLDERS' EQUITY
Deposits:
  Interest bearing:
      Checking, savings, and money market                                                              $   747,691    $   710,753
      Time                                                                                                 381,175        379,603
  Noninterest bearing                                                                                      282,259        249,929
---------------------------------------------------------------------------------------------------------------------------------
                                                                                     Total Deposits      1,411,125      1,340,285

Securities sold under agreements to repurchase                                                             187,908         77,843
Other borrowings                                                                                            87,111         81,930
Other liabilities                                                                                           17,843         18,059
---------------------------------------------------------------------------------------------------------------------------------
                                                                                  Total Liabilities      1,703,987      1,518,117
---------------------------------------------------------------------------------------------------------------------------------

Minority interest in consolidated subsidiaries                                                               1,489          1,489

Shareholders' equity:
  Common stock - par value $0.10 per share:  Authorized 15,000,000 shares;
       Issued 8,185,816 shares at December 31, 2003, and 8,211,815 shares at December 31, 2002                 819            747
  Surplus                                                                                                   76,926         45,997
  Undivided profits                                                                                         78,676         96,722
  Accumulated other comprehensive income                                                                     3,015          7,597
  Treasury stock at cost: 26,981 shares at December 31, 2003, and December 31, 2002                           (466)          (466)
---------------------------------------------------------------------------------------------------------------------------------
                                                                         Total Shareholders' Equity    $   158,970        150,597
---------------------------------------------------------------------------------------------------------------------------------
                                 Total Liabilities, Minority Interest in Consolidated Subsidiaries,
                                                                           and Shareholders' Equity    $ 1,864,446    $ 1,670,203
=================================================================================================================================

Share data has been retroactively adjusted to reflect a 10% stock dividend paid on August 15, 2003.

See notes to consolidated financial statements.

Consolidated Statements of Income

                                                                                             Year ended December 31
(in thousands except per share data)                                                       2003       2002       2001
---------------------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME

Loans                                                                                  $ 67,830   $ 68,383   $ 71,592
Interest on balances due from banks                                                          27         37          3
Federal funds sold                                                                           16        207        487
Available-for-sale securities                                                            21,557     23,862     20,861
Held-to-maturity securities                                                               1,565      1,470      1,215
---------------------------------------------------------------------------------------------------------------------
                                                 Total Interest and Dividend Income      90,995     93,959     94,158
---------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE

Deposits:
    Time certificates of deposit of $100,000 or more                                      2,782      3,233      7,970
    Other deposits                                                                       13,361     18,934     20,458
Federal funds purchased and securities sold under agreements to repurchase                3,285      2,448      3,453
Other borrowings                                                                          4,065      4,203      4,294
---------------------------------------------------------------------------------------------------------------------
                                                             Total Interest Expense      23,493     28,818     36,175
---------------------------------------------------------------------------------------------------------------------
                                                                Net Interest Income      67,502     65,141     57,983
                                               Less Provision for Loan/Lease Losses       2,497      2,235      1,606
                          Net Interest Income After Provision for Loan/Lease Losses      65,005     62,906     56,377
---------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME

Trust and investment services income                                                      4,325      4,174      4,646
Service charges on deposit accounts                                                       7,220      6,324      4,676
Insurance commissions and fees                                                            5,265      4,900      4,225
Card services income                                                                      2,273      2,111      1,829
Other service charges                                                                     3,043      2,918      2,430
Increase in cash surrender value of corporate owned life insurance                        1,012      1,383      1,068
Gains on sale of loans                                                                      970        671        560
Other operating income                                                                    1,104        860        364
Gain on sale of available-for-sale securities                                                43        363         66
---------------------------------------------------------------------------------------------------------------------
                                                           Total Noninterest Income      25,255     23,704     19,864
---------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES

Salaries and wages                                                                       24,061     22,692     20,338
Pension and other employee benefits                                                       6,903      6,827      5,004
Net occupancy expense of bank premises                                                    3,413      3,021      2,787
Net furniture and fixture expense                                                         3,307      3,320      3,042
Marketing expense                                                                         1,944      1,797      1,204
Amortization of intangible assets                                                           746        867      1,680
Other operating expenses                                                                 13,483     13,746     12,006
---------------------------------------------------------------------------------------------------------------------
                                                         Total Noninterest Expenses      53,857     52,270     46,061
---------------------------------------------------------------------------------------------------------------------
                                      Income Before Income Tax Expense and Minority
                                              Interest in Consolidated Subsidiaries      36,403     34,340     30,180
Minority interest in consolidated subsidiaries                                              134        134        134
                                                                 Income Tax Expense      12,064     11,292     10,419
---------------------------------------------------------------------------------------------------------------------
                                                                         Net Income    $ 24,205   $ 22,914   $ 19,627
---------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                               $   2.98   $   2.81   $   2.41
Diluted earnings per share                                                             $   2.92   $   2.76   $   2.38
=====================================================================================================================

Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on August 15, 2003.

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                                               Year ended December 31
(in thousands)                                                                             2003         2002         2001
-------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net income                                                                            $  24,205    $  22,914    $  19,627
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan/lease losses                                                         2,497        2,235        1,606
  Depreciation and amortization premises, equipment, and software                         3,260        2,945        2,770
  Amortization of intangible assets                                                         746          867        1,680
  Earnings from corporate owned life insurance, net                                      (1,012)      (1,340)        (985)
  Net amortization on securities                                                          3,869        2,008          431
  Deferred income tax expense (benefit)                                                     188         (630)        (332)
  Net gain on sale of securities                                                            (43)        (363)         (66)
  Net gain on sale of loans                                                                (970)        (671)        (560)
  Proceeds from sale of loans                                                            53,555       29,464       28,125
  Loans originated for sale                                                             (47,816)     (32,771)     (28,356)
  Net loss (gain) on sale of bank premises                                                   32          (19)         (32)
  Treasury stock issued                                                                       0            0           10
  ISOP/ESOP shares released or committed to be released for allocation                        0          414          744
  (Increase) decrease in interest receivable                                               (150)         212          943
  Decrease in interest payable                                                             (140)      (1,200)      (1,655)
  Other, net                                                                             (3,783)      (1,573)      (4,541)
-------------------------------------------------------------------------------------------------------------------------
                                          Net Cash Provided by Operating Activities      34,438       22,492       19,409
-------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES

  Proceeds from maturities of available-for-sale securities                             288,758      237,856      206,590
  Proceeds from sales of available-for-sale securities                                  120,703       25,611        1,497
  Proceeds from maturities of held-to-maturity securities                                11,040       10,083        9,191
  Purchases of available-for-sale securities                                           (479,832)    (364,819)    (244,016)
  Purchases of held-to-maturity securities                                              (21,927)     (21,989)     (10,194)
  Net increase in loans/leases                                                         (120,742)    (102,763)     (85,458)
  Proceeds from sales of bank premises and equipment                                         40           82          234
  Purchase of bank premises and equipment                                                (4,342)      (4,928)      (3,738)
  Redemption (purchase) of corporate owned life insurance                                     0          409         (885)
  Net cash used in acquisitions                                                            (274)         (21)      (1,058)
-------------------------------------------------------------------------------------------------------------------------
                                              Net Cash Used in Investing Activities    (206,576)    (220,479)    (127,837)
-------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES

  Net increase in demand deposits, money market accounts, and savings accounts           69,268      277,756       68,280
  Net increase (decrease) in time deposits                                                1,572      (24,929)     (15,723)
  Net increase (decrease) in securities sold under agreements to repurchase and
     Federal funds purchased                                                            110,065      (31,826)      37,438
  Increase in other borrowings                                                           85,500       16,093       49,027
  Repayment of other borrowings                                                         (80,398)      (9,744)     (41,031)
  Repayment of corporate owned life insurance loans                                        (449)           0            0
  Cash dividends                                                                         (9,093)      (8,577)      (8,136)
  Cash paid in lieu of fractional shares - 10% stock dividend                               (13)           0            0
  Repurchase of common stock                                                             (3,712)      (1,353)      (3,408)
  Net proceeds from exercise of stock options, warrants, and related tax benefit            856          748          734
-------------------------------------------------------------------------------------------------------------------------
                                          Net Cash Provided by Financing Activities     173,596      218,168       87,181
-------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and cash equivalents                                    1,458       20,181      (21,247)
-------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at beginning of year                                         64,298       44,117       65,364
-------------------------------------------------------------------------------------------------------------------------
                                           Cash and Cash Equivalents at End of Year      65,756    $  64,298    $  44,117
=========================================================================================================================

SUPPLEMENTAL INFORMATION:
  Cash paid during the year for:
      Interest                                                                        $  23,633    $  30,018    $  37,830
      Income taxes                                                                    $  11,884    $  10,728    $  11,017
  Non-cash investing and financing activities:
      Fair value of non-cash assets acquired in purchase acquisition                  $      94    $       0    $   1,504
      Fair value of liabilities assumed in purchase acquisitions                      $      86    $       0    $   1,449
      Fair value of shares issued for acquisitions                                    $     712    $     821    $   3,458
      Securitization of loans                                                         $  39,663    $       0    $  41,440

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

----------------------------------------------------------------------------------------------------------------------------------
                                                                                    Accumulated
                                                                                       Other
                                                   Common               Undivided   Comprehensive   Treasury  Unallocated
(in thousands except share and per share data)     Stock     Surplus      Profits   (Loss) Income     Stock       ESOP     Total
----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2000                    $     734  $  44,182    $  70,894    $      (9)   $    (473) $    (333) $ 114,995
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net income                                                             19,627                                          19,627
     Other comprehensive income                                                           3,048                              3,048
                                                                                                                         ---------
                   Total Comprehensive Income                                                                               22,675
                                                                                                                         ---------
Cash dividends ($1.00 per share)                                            (8,136)                                         (8,136)
Exercise of stock options, and related tax
   benefit (52,995 shares, net)                          5        729                                                          734
Treasury stock issued (393 shares)                                  3                                      7                    10
Common stock repurchase4d and returned to
   unissued status (126,587 shares)                    (11)    (3,397)                                                      (3,408)
ESOP shares released or committed to
   be released for allocation (24,300 shares                      497                                               247        744
Shares issued for purchase acquisition
   (180,693 shares)                                     16      3,442                                                        3,458
----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2001                    $     744  $  45,456    $  82,385    $   3,039    $    (466) $     (86) $ 131,072
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net income                                                             22,914                                          22,914
     Other comprehensive income                                                           4,558                              4,558
                                                                                                                         ---------
                   Total Comprehensive Income                                                                               27,472
                                                                                                                         ---------
Cash dividends ($1.05 per share)                                            (8,577)                                         (8,577)
Exercise of stock options, and related tax
   benefit (40,777 shares, net)                          4        744                                                          748
Common stock repurchased and returned to
   unissued status (38,324 shares)                      (3)    (1,350)                                                      (1,353)
ESOP shares released or committed to be
   released for allocation (11,187 shares)                        328                                                86        414
Shares issued for purchase acquisition
   (22,967 shares)                                       2        819                                                          821
----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2002                    $     747  $  45,997    $  96,722    $   7,597    $    (466) $       0  $ 150,597
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net income                                                             24,205                                          24,205
     Other comprehensive loss                                                            (4,582)                            (4,582)
                                                                                                                         ---------
                   Total Comprehensive Income                                                                               19,623
                                                                                                                         ---------
Cash dividends ($1.11 per share)                                            (9,093)                                         (9,093)
Exercise of stock options and related tax
   benefit (52,098 shares, net)                          5        851                                                          856
Common stock repurchased and returned to
   unissued status (95,799 shares)                      (9)    (3,703)                                                      (3,712)
Effect of 10% stock dividend                            74     33,071      (33,145)                                              0
Cash paid in lieu of fractional shares
   (298 shares)                                                                (13)                                            (13)
Shares issued for purchase acquisition
   (18,000 shares)                                       2        710                                                          712
----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2003                    $     819  $  76,926    $  78,676    $   3,015    $    (466) $       0  $ 158,970
==================================================================================================================================

Share and per share data have been retroactively adjusted to reflect a 10% stock dividend paid on August 15, 1003.

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies

BASIS OF PRESENTATION: Tompkins Trustco, Inc. ("Tompkins" or "the Company") is a Financial Holding Company, organized under the laws of New York State, and is the parent company of Tompkins Trust Company (the "Trust Company"), The Bank of Castile, The Mahopac National Bank ("Mahopac National Bank") and Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). The consolidated financial information included herein combines the results of operations, the assets, liabilities, and shareholders' equity (including comprehensive income) of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclose contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the reserve for loan/lease losses, valuation of intangible assets, deferred income tax assets, and obligations related to employee benefits. Amounts in the prior years' consolidated financial statements are reclassified when necessary to conform to the current year's presentation.

CASH EQUIVALENTS: Cash equivalents in the consolidated statements of cash flows include cash and noninterest bearing balances due from banks, interest bearing balances due from banks, and Federal funds sold.

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

GOODWILL: Goodwill represents the excess of purchase price over the fair value of assets acquired in a transaction using purchase accounting. With the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, goodwill is no longer amortized. The Company tests goodwill for impairment at least annually.

OTHER INTANGIBLE ASSETS: Other intangible assets include core deposit intangibles, customer related intangibles, covenants not to compete, and mortgage servicing rights. Core deposit intangibles represent a premium paid to acquire a base of stable low cost deposits in the acquisition of a bank, or a bank branch, using purchase accounting. The amortization period for core deposit intangible ranges from 5 years to 10 years. The covenants not to compete are amortized over 5 to 6 years, while the customer related intangible is amortized over 6 years. The amortization period is monitored to determine if circumstances require such periods to be revised. The Company periodically reviews its intangible assets for changes in circumstances that may indicate the carrying amount of the asset is impaired. The Company tests its intangible assets for impairment on an annual basis or more frequently if conditions indicate that an impairment loss has more likely than not been incurred.

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

(in thousands except per share data)                                                             2003         2002         2001
-------------------------------------------------------------------------------------------------------------------------------
Net income:
    As reported                                                                            $   24,205   $   22,914   $   19,627
    Deduct: Total stock-based employee compensation expense determined under
       fair value based method for all awards, net of related tax effects                         533          389          329
    Pro forma                                                                                  23,672       22,525       19,298
-------------------------------------------------------------------------------------------------------------------------------

Basic earnings per share:
    As reported                                                                            $     2.98   $     2.81   $     2.41
    Pro forma                                                                                    2.91         2.76         2.37
-------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share
    As reported                                                                            $     2.92   $     2.76   $     2.38
    Pro forma                                                                                    2.86         2.71         2.34
===============================================================================================================================

The per share weighted average fair value of stock options granted during 2003, 2002, and 2001, was $17.48, $14.75, and $14.36, respectively. Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on August 15, 2003. Fair values were arrived at using the Black Scholes option-pricing model with the following assumptions:

                                                2003         2002         2001
-------------------------------------------------------------------------------
Risk-free interest rate                         3.68%        3.44%        5.25%
Expected dividend yield                         2.80%        3.00%        3.10%
Volatility                                     44.58%       46.20%       50.00%
Expected life (years)                            7.00        7.00         7.00
===============================================================================

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

GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS TO OTHERS: In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's consolidated financial statements.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES: In December 2003, the FASB issued Interpretation No. 46 (revised), Consolidation of Variable Interest Entities, (FIN 46R). This Interpretation addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity ("VIE"). FIN 46R replaces FASB Interpretation No. 46 that was issued in January 2003. The Company is required to apply FIN 46R to variable interests generally as of March 31, 2004 and to special-purpose entities as of December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interest of the VIE initially would be measured at their carrying amounts, and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as a cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date that FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company held no interest in special-purpose entities as of December 31, 2003. Adoption of FIN 46R with respect to other types of VIEs in the first quarter of 2004 is not expected to have a significant effect on the Company's consolidated financial statements.

AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is generally effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY: In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both a liability and equity. It requires that an issuer classify certain financial instruments as a liability, although the financial instrument may previously have been classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The effective date has been deferred indefinitely for certain types of mandatory redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of SFAS No. 150.


Note 2 Securities

The following summarizes securities held by the Company:

                                                                                  Available-for-Sale Securities
------------------------------------------------------------------------------------------------------------------------
                                                                                      Gross         Gross
                                                                        Amortized   Unrealized    Unrealized     Fair
December 31, 2003 (in thousands)                                           Cost       Gains         Losses       Value
------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of
    U.S. Government agencies                                           $  223,807   $    1,652   $    1,626   $  223,833
Obligations of states and political subdivisions                           48,222        2,138           89       50,271
Mortgage-backed securities                                                299,429        4,562        1,324      302,667
U.S. corporate securities                                                   3,001            0          287        2,714
------------------------------------------------------------------------------------------------------------------------
Total debt securities                                                     574,459        8,352        3,326      579,485
Equity securities                                                          12,652            0            0       12,652
------------------------------------------------------------------------------------------------------------------------
Total available-for-sale securities                                    $  587,111   $    8,352   $    3,326   $  592,137
========================================================================================================================

Available-for-sale securities include $12,431,000 in nonmarketable equity securities, which are carried at cost since fair values are not readily determinable. This figure includes $10,906,000 of Federal Home Loan Bank Stock. Substantially all of the above mortgage-backed securities are direct pass through securities or collateralized mortgage obligations issued or backed by Federal agencies.

                                                                                     Held-to-Maturity Securities
------------------------------------------------------------------------------------------------------------------------
                                                                                      Gross         Gross
                                                                        Amortized   Unrealized    Unrealized     Fair
December 31, 2003 (in thousands)                                           Cost       Gains         Losses       Value
------------------------------------------------------------------------------------------------------------------------
Obligations of states and political subdivisions                       $   49,528   $    1,939   $       26   $   51,441
------------------------------------------------------------------------------------------------------------------------
Total held-to-maturity debt securities                                 $   49,528   $    1,939   $       26   $   51,441
========================================================================================================================

                                                                               Available-for-Sale Securities
----------------------------------------------------------------------------------------------------------------------
                                                                                    Gross        Gross
                                                                     Amortized    Unrealized   Unrealized      Fair
December 31, 2002 (in thousands)                                        Cost        Gains        Losses        Value
----------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of
    U.S. Government agencies                                         $  159,247   $    2,975   $        0   $  162,222
Obligations of states and political subdivisions                         45,348        2,193           17       47,524
Mortgage-backed securities                                              264,276        7,763           52      271,987
U.S. corporate securities                                                 3,034            0          200        2,834
----------------------------------------------------------------------------------------------------------------------
Total debt securities                                                   471,905       12,931          269      484,567
Equity securities                                                         9,213            0            0        9,213
----------------------------------------------------------------------------------------------------------------------
Total available-for-sale securities                                  $  481,118   $   12,931   $      269   $  493,780
======================================================================================================================

Available-for-sale securities include $8,808,000 in nonmarketable equity securities, which are carried at cost since fair values are not readily determinable. This figure includes $7,293,000 of Federal Home Loan Bank Stock Substantially all of the above mortgage-backed securities are direct pass through securities or collateralized mortgage obligations issued or backed by Federal agencies

                                                                                Held-to-Maturity Securities
----------------------------------------------------------------------------------------------------------------------
                                                                                    Gross        Gross
                                                                     Amortized    Unrealized   Unrealized      Fair
December 31, 2002 (in thousands)                                        Cost        Gains        Losses        Value
----------------------------------------------------------------------------------------------------------------------
Obligations of states and political subdivisions                     $   38,722   $    1,566   $       28   $   40,260
----------------------------------------------------------------------------------------------------------------------
Total held-to-maturity debt securities                               $   38,722   $    1,566   $       28   $   40,260
======================================================================================================================

The amortized cost and fair value of debt securities by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           Amortized    Fair
December 31, 2003 (in thousands)                              Cost      Value
--------------------------------------------------------------------------------
Available-for-sale securities:
    Due in one year or less                                $ 11,051   $ 11,158
    Due after one year through five years                   133,622    134,693
    Due after five years through ten years                  103,382    103,978
    Due after ten years                                      26,975     26,989
--------------------------------------------------------------------------------
Total                                                       275,030    276,818
--------------------------------------------------------------------------------
    Mortgage-backed securities                              299,429    302,667
    Equity securities                                        12,652     12,652
--------------------------------------------------------------------------------
Total available-for-sale securities                        $587,111   $592,137
================================================================================


                                                           Amortized    Fair
December 31, 2003 (in thousands)                              Cost      Value
--------------------------------------------------------------------------------
Held-to-maturity securities:
    Due in one year or less                                $ 13,661   $ 13,683
    Due after one year through five years                    12,161     12,655
    Due after five years through ten years                   17,688     18,685
    Due after ten years                                       6,018      6,418
--------------------------------------------------------------------------------
Total held-to-maturity debt securities                     $ 49,528   $ 51,441
================================================================================

Realized gains on available-for-sale securities were $896,000 in 2003, $396,000 in 2002, and $66,000 in 2001; realized losses on available-for-sale securities were $853,000 in 2003, $33,000 in 2002, and $0 in 2001.

The following table summarizes securities that have unrealized losses:

----------------------------------------------------------------------------------------------------------------------------------
                                                         Less than 12 months       12 Months or longer              Total
----------------------------------------------------------------------------------------------------------------------------------

                                                                    Unrealized                Unrealized                Unrealized
                                                       Fair Value     Losses     Fair Value     Losses     Fair Value     Losses
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of
    U.S. Government agencies                           $   79,544   $    1,626   $        0   $        0   $   79,544   $    1,626
Obligations of states and political subdivisions           10,946          108          307            7       11,253          115
Mortgage-backed securities                                 77,745        1,324            0            0       77,745        1,324
U.S corporate securities                                        0            0        2,213          287        2,213          287
----------------------------------------------------------------------------------------------------------------------------------
Total debt securities                                     168,235        3,058        2,520          294      170,755        3,352
Equity securities                                               0            0            0            0            0            0
----------------------------------------------------------------------------------------------------------------------------------
Total securities                                       $  168,235   $    3,058   $    2,520   $      294   $  170,755   $    3,352
==================================================================================================================================

The Company has reviewed those investments that have had unrealized losses for 12 months or more. There is one corporate bond holding and one state obligation, which are represented in the table. The corporate bond is a trust preferred holding of a bank holding company, with the company being well-capitalized and recording solid earnings. The state obligation is a viable school district in Western New York. The temporary impairment in these securities is directly related to changes in market interest rates. The Company has the intent and ability to hold these securities for a sufficient period of time to receive recorded principal.

Securities carried at $454.7 million and $382.4 million at December 31, 2003 and 2002, respectively, were designated as pledged securities for public deposits, borrowed funds, and for other purposes as provided by law (see also Note 9). Except for U.S. government securities, there were no holdings, when taken in aggregate, of any single issuer that exceeded 10% of shareholders' equity at December 31, 2003.

The Company has an equity investment in a small business investment company
(SBIC) established for the purpose of providing financing to small businesses in market areas served by the Company. As of December 31, 2003 and 2002, this investment totaled $3,475,000 and $4,194,000, respectively, and was included in other assets on the Company's consolidated statements of condition. The investment is accounted for under the equity method of accounting.

Note 3 Comprehensive Income

Comprehensive income for the three years ended December 31 is summarized below:

(in thousands)                                                                                 2003        2002        2001
---------------------------------------------------------------------------------------------------------------------------
Net income                                                                                 $ 24,205    $ 22,914    $ 19,627
---------------------------------------------------------------------------------------------------------------------------
  Net unrealized holding (loss) gain on available-for-sale securities during the year.  Pre-tax net unrealized holding (loss) gain was
       $(7,593) in 2003, $7,960 in 2002, and $5,146 in 2001                                  (4,556)      4,776       3,088

Reclassification adjustment for net realized gain on the sale of
      Available-for-sale securities (pre-tax net gain of $43 in 2003, $363 in 2002,
      and $66 in 2001)                                                                          (26)       (218)        (40)
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income                                                            (4,582)      4,558       3,048
---------------------------------------------------------------------------------------------------------------------------

Total comprehensive income                                                                 $ 19,623    $ 27,472    $ 22,675
===========================================================================================================================

Note 4 Loan/Lease Classification Summary and Related Party Transactions

Loans/Leases at December 31 were as follows:

(in thousands)                                                                                    2003           2002
---------------------------------------------------------------------------------------------------------------------
Residential real estate                                                                    $   404,487    $   391,120
Commercial real estate                                                                         242,248        196,517
Real estate construction                                                                        21,788         26,110
Commercial                                                                                     275,666        256,010
Consumer and other                                                                             104,647        103,853
Leases                                                                                          24,340         25,511
---------------------------------------------------------------------------------------------------------------------
Total loans and leases                                                                       1,073,176        999,121
Less unearned income and net deferred costs and fees                                            (4,036)        (3,775)
---------------------------------------------------------------------------------------------------------------------
Total loans and leases, net of unearned income and deferred costs and fees                 $ 1,069,140    $   995,346
=====================================================================================================================

During 2003, 2002, and 2001, the Company sold residential mortgage loans totaling $52,585,000, $28,793,000, and $27,565,000, respectively, and realized gains on these sales of $970,000, $671,000, and $560,000, respectively. Loans held for sale, which are included in residential real estate in the table above, totaled $0, and $4,769,000 at December 31, 2003 and 2002, respectively. During 2003, the Company securitized $39,663,000 of residential mortgage loans with Federal Home Loan Mortgage Corporation, which are now held as available-for-sale securities. No loans were securitized in 2002. At December 31, 2003, the Company serviced mortgage loans aggregating $149,663,000, including loans securitized and held as available-for-sale, compared to $110,169,000 at December 31, 2002. Capitalized mortgage servicing rights totaled $1,052,000 and $706,000 at December 31, 2003 and 2002, respectively.

As members of the FHLB, the Company's subsidiary banks may use unencumbered mortgage related assets to secure borrowings from the FHLB. At December 31, 2003, the Company had $86,840,000 in term advances from the FHLB that were secured by residential mortgage loans.

The Company's loan/lease customers are located primarily in the upstate New York communities served by its three subsidiary banks. The Trust Company operates fifteen banking offices in the counties of Tompkins, Cayuga, Cortland, and Schuyler. The Bank of Castile operates thirteen banking offices in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. Mahopac National Bank is located in Putnam County, and operates four offices in that county and two offices in neighboring Dutchess County. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

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

Loan transactions with related parties are summarized as follows:

(in thousands)                                                2003        2002
-------------------------------------------------------------------------------
Balance January 1                                         $  1,706    $  3,640
Former Directors/Executive Officers                             (1)        (93)
New Executive Officers                                           0         125
New loans and advancements                                     971         283
Loan payments                                                 (622)     (2,249)
-------------------------------------------------------------------------------
Balance December 31                                       $  2,054    $  1,706
===============================================================================

Note 5 Reserve for Loan/Lease Losses

Changes in the reserve for loan/lease losses are summarized as follows:

(in thousands)                                     2003        2002        2001
-------------------------------------------------------------------------------
Reserve at beginning of year                   $ 11,704    $ 10,706    $  9,824
Provisions charged to operations                  2,497       2,235       1,606
Recoveries on loans/leases                          491         484         670
Loans/leases charged-off                         (3,007)     (1,721)     (1,394)
-------------------------------------------------------------------------------
Reserve at end of year                         $ 11,685    $ 11,704    $ 10,706
===============================================================================

The Company's recorded investment in loans/leases that are considered impaired totaled $3,611,000 at December 31, 2003, and $4,159,000 at December 31, 2002.
The average recorded investment in impaired loans/leases was $3,852,000 in 2003, $2,765,000 in 2002, and $2,937,000 in 2001. The December 31, 2003, recorded investment in impaired loans/leases includes $2,496,000 of loans/leases that had related reserves of $423,000. The recorded investment in impaired loans/leases at December 31, 2002, included $1,730,000 of loans/leases, which had related reserves of $547,000. Interest income recognized on impaired loans/leases, all collected in cash, was $106,000 for 2003, $48,000 for 2002, and $184,000 for
2001.

The principal balances of nonperforming loans/leases, including impaired loans/leases, are detailed in the table below.

                                                                   December 31
(in thousands)                                                   2003       2002
--------------------------------------------------------------------------------
Loans 90 days past due and accruing                          $     26   $    368
Nonaccrual loans                                                7,321      6,977
Troubled debt restructurings not included above                   246        179
--------------------------------------------------------------------------------
Nonperforming loans/leases                                   $  7,593   $  7,524
================================================================================

The difference between the interest income that would have been recorded if these loans/leases had been paid in accordance with their original terms and the interest income recorded for the three-year period ended December 31, 2003, was not significant.


Note 6 Goodwill and Other Intangible Assets

Effective January 1, 2001, the Company completed the acquisition of 100% of the common stock of Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., in a cash and stock transaction accounted for as a purchase. In connection with these acquisitions, the two agencies were merged with and into Tompkins Insurance, a wholly-owned subsidiary of Tompkins. The agencies continue to operate from their western New York locations, which include Attica, Warsaw, Alden, LeRoy, Batavia and Caledonia. The $4.4 million excess of the purchase price over the fair value of identifiable assets acquired less liabilities assumed was recorded as goodwill. Prior to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, the goodwill was being amortized on a straight-line basis over 15 years.

The purchase agreements for the insurance agencies included provisions for additional consideration to be paid in the form of the release of shares of Company stock from escrow if Tompkins Insurance met certain income targets in 2001 and 2002. Tompkins Insurance met the income targets, resulting in the release of 13,802 shares in 2001 and 22,967 in 2002 as additional consideration. Such shares are considered outstanding for purposes of computing diluted earnings per share beginning on October 1, 2001 for shares released in 2001 and beginning on July 1, 2002 for shares released in 2002.

On June 22, 2001, Tompkins Insurance acquired the assets of Youngs & Linfoot of LeRoy, Inc. in a cash transaction accounted for as a purchase. The excess of the purchase price over the fair value of identifiable assets acquired less liabilities assumed of $287,000 was recorded as goodwill. Prior to the adoption of SFAS No. 142 on January 1, 2002, the goodwill was being amortized on a straight-line basis over 15 years. The transaction also resulted in $65,000 of identifiable intangibles consisting of a covenant not to compete, which is being amortized over 5 years.

On February 1, 2003, Tompkins Insurance acquired the assets of the Powers Agency, Inc. in a cash transaction. The transaction resulted in an identifiable intangible asset of $57,000 and goodwill of $75,000. The identifiable intangible asset consists of a covenant not to compete and is being amortized over 5 years.

On November 1, 2003, Tompkins Insurance acquired 100% of the stock of Youngs & Linfoot, Inc., an insurance agency in Geneseo, New York, in a stock and cash transaction. The transaction resulted in identifiable intangible assets of $243,000; consisting of customer lists and contracts of $150,000, a covenant not to compete of $93,000, and goodwill of $782,000. The covenant not to compete and other identifiable intangibles are being amortized over 6 years.

At December 31, 2003, the Company had unamortized goodwill related to its various acquisitions totaling $11,541,000 compared with $10,684,000 at December 31, 2002. The increase reflects the $75,000 and $782,000 of goodwill recorded as a result of Tompkins Insurance's acquisition of The Powers Agency, Inc., and Youngs & Linfoot, Inc., respectively. Included in goodwill is approximately $170,000 of unidentified intangible assets related to various branch acquisitions, which prior to October 1, 2002, were accounted for under SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. With the adoption of SFAS No. 147, Acquisitions of Certain Financial Institutions, effective October 1, 2002, these intangible assets are no longer amortized.

At December 31, 2003, the Company had core deposit intangible assets related to various acquisitions of $1,983,000 compared to $2,671,000 at December 31, 2002. The amortization of these intangible assets amounted to $688,000 in 2003 and $854,000 in 2002.

At December 31, 2003, other intangible assets, consisting of mortgage servicing rights, customer lists and contracts, and covenants not to compete, totaled $1,339,000.

The Company reviews its goodwill and intangible assets annually, or more frequently if conditions warrant, for impairment. Based on the Company's 2003 review, there was no impairment of its goodwill or intangible assets.

Information regarding the carrying amount and the amortization expense of the Company's acquired intangible assets are disclosed in the table below.

                                              Gross Carrying  Accumulated    Net Carrying
December 31, 2003 (in thousands)                  Amount      Amortization      Amount
-----------------------------------------------------------------------------------------
Amortized intangible assets:
    Core deposit intangible                    $      5,459   $      3,476   $      1,983
    Other intangibles                                 1,983            644          1,339
-----------------------------------------------------------------------------------------
Subtotal amortized intangible assets                  7,442          4,120          3,322
Goodwill                                             13,565          2,024         11,541
-----------------------------------------------------------------------------------------
Total intangible assets                        $     21,007   $      6,144   $     14,863
=========================================================================================

Aggregate amortization expense:  *
     For the year to date period ended 12/31/03                   $746
Estimated amortization expense: *
     For the year ended 12/31/04                                   660
     For the year ended 12/31/05                                   552
     For the year ended 12/31/06                                   436
     For the year ended 12/31/07                                   321
     For the year ended 12/31/08                                   202
================================================================================

* Excludes the amortization of mortgage servicing rights as the amounts are not material.

                                                 Gross Carrying  Accumulated    Net Carrying
December 31, 2002 (in thousands)                     Amount      Amortization      Amount
--------------------------------------------------------------------------------------------
Amortized intangible assets:
    Core deposit intangible                       $      5,459   $      2,788   $      2,671
    Other intangibles                                      994            243            751
--------------------------------------------------------------------------------------------
Subtotal amortized intangible assets                     6,453          3,031          3,422
Goodwill                                                12,708          2,024         10,684
--------------------------------------------------------------------------------------------
Total intangible assets                           $     19,161   $      5,055   $     14,106
============================================================================================

The changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows:

                                                                         Gross Carrying   Net Carrying
(in thousands)                                                               Amount          Amount
------------------------------------------------------------------------------------------------------
Balance as of January 1, 2003                                             $     12,708    $     10,684
Goodwill acquired in acquisition of Powers Agency, Inc.                             75              75
Goodwill acquired in acquisition of Youngs & Linfoot, Inc.                         782             782
------------------------------------------------------------------------------------------------------
Balance as of December 31, 2003                                           $     13,565    $     11,541
======================================================================================================

The table below reflects the proforma results of operations as if SFAS No. 142 had been adopted for all periods presented.

Goodwill and Other Intangible Assets - Effect of Adoption of SFAS No. 142

                                                                      Year ended
(in thousands except per share)                                December 31, 2001
--------------------------------------------------------------------------------
Reported Net Income                                                     $ 19,627
Add back goodwill amortization                                               679
--------------------------------------------------------------------------------
Adjusted Net Income                                                       20,306
--------------------------------------------------------------------------------

Basic earning per share - as reported                                   $   2.41
Adjust for goodwill                                                         0.08
--------------------------------------------------------------------------------
Basic earnings per share - adjusted                                         2.49
--------------------------------------------------------------------------------

Diluted earning per share - as reported                                 $   2.38
Adjust for goodwill                                                         0.08
--------------------------------------------------------------------------------
Diluted earnings per share - adjusted                                       2.46
================================================================================

Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on August 15, 2003.


Note 7 Bank Premises and Equipment

Bank premises and equipment at December 31 were as follows:

(in thousands)                                                 2003        2002
-------------------------------------------------------------------------------
Land                                                       $  4,299    $  4,112
Bank premises                                                28,338      26,457
Furniture, fixtures, and equipment                           23,983      22,028
Accumulated depreciation and amortization                   (28,154)    (25,486)
-------------------------------------------------------------------------------
Total                                                      $ 28,466    $ 27,111
===============================================================================

Depreciation and amortization expenses in 2003, 2002, and 2001 are included in operating expenses as follows:

(in thousands)                                            2003     2002     2001
--------------------------------------------------------------------------------
Bank premises                                           $  968   $  936   $  845
Furniture, fixtures, and equipment                       1,956    1,852    1,766
--------------------------------------------------------------------------------
Total                                                   $2,924   $2,788   $2,611
================================================================================

The following is a summary of the future minimum lease payments under non-cancelable operating leases as of December 31, 2003:

              (in thousands)
              ---------------------------------------------------
                    2004                               $   496
                    2005                                   355
                    2006                                   293
                    2007                                   232
                    2008                                   173
                 Thereafter                              3,273
              ---------------------------------------------------
                    Total                              $ 4,822
              ===================================================

The Company leases land, buildings and equipment under operating lease arrangements extending to the year 2090. Total rental expense amounted to $718,000 in 2003, $681,000 in 2002 and $519,000 in 2001. Most leases include options to renew for periods ranging from 5 to 20 years. Options to renew are not included in the above future minimum rental commitments. The Company has two land lease commitments with terms expiring in 2042 and 2090.

Note 8 Deposits

The aggregate time deposits of $100,000 or more were $105,102,000 at December 31, 2003, and $112,338,000 at December 31, 2002. Scheduled maturities of time deposits at December 31, 2003, were as follows:

                                             Less than     $100,000
(in thousands)                                $100,000     and over        Total
--------------------------------------------------------------------------------
Maturity
    Three months or less                    $   51,945   $   37,060   $   89,005
    Over three through six months               50,483       17,662       68,145
    Over six through twelve months              98,170       30,031      128,201
--------------------------------------------------------------------------------
Total due in 2004                              200,598       84,753      285,351
    2005                                        45,270       13,642       58,912
    2006                                        10,307        2,637       12,944
    2007                                        14,062        2,265       16,327
    2008                                         5,810        1,805        7,615
    2009 and thereafter                             26            0           26
--------------------------------------------------------------------------------
Total                                       $  276,073   $  105,102   $  381,175
================================================================================


Note 9 Securities Sold Under Agreements to Repurchase and Federal Funds
       Purchased

Information regarding securities sold under agreements to repurchase as of December 31, 2003, is summarized below:

                                         Collateral Securities     Repurchase Liability
-----------------------------------------------------------------------------------------
                                                                                 Weighted
                                                     Estimated                   Average
                                         Amortized     Fair                      Interest
(dollar amounts in thousands)               Cost       Value        Amount         Rate
-----------------------------------------------------------------------------------------
Maturity at Origination/Type of Asset

Demand:
    U.S. Government agency securities   $   11,650   $   11,871   $   13,367         1.76%
    Mortgage-backed certificates            68,082       68,885       62,837         1.18%

2 to 30 days:
    U.S. Government agency securities          500          508          507         1.14%
    Mortgage-backed certificates            12,143       11,943       10,252         1.13%

31 to 89 days:
    U.S. Government agency securities       11,251       11,461       10,945         1.18%

90 to 365 days:
    U.S. Government agency securities       17,319       16,894       17,669         2.92%
    Mortgage-backed certificates             1,747        1,855        2,331         5.12%

Over 365 days:
    U.S. Government agency securities       45,391       45,034       42,967         3.70%
    Mortgage-backed securities              29,344       29,370       27,033         2.74%
-----------------------------------------------------------------------------------------
Total                                   $  197,427   $  197,821   $  187,908         2.23%
=========================================================================================

The amount reported in "Over 365 days" includes wholesale repurchase agreements with the Federal Home Loan Bank (FHLB) totaling $70,000,000. The scheduled maturities of these advances are $28,000,000 in 2006, $20,000,000 in 2008, $2,000,000 in 2009, $5,000,000 in 2011, $5,000,000 in 2012, and $10,000,000 in
2013. Of the $70,000,000 of wholesale repurchase agreements due in over 365 days, $50,000,000 are callable by the FHLB if certain conditions are met. In addition, there is $30,000,000 in wholesale repurchase agreements with the FHLB that mature in 2004.

At December 31, 2003, the FHLB held substantially all of the above securities. Additional information regarding securities sold under agreements to repurchase and Federal funds purchased for the years ended December 31, is detailed in the table below:

Note 9 Securities Sold Under Agreements to Repurchase and Federal Funds Purchased (continued)

Securities Sold Under Agreements to Repurchase (dollar amounts in thousands)                   2003        2002        2001
---------------------------------------------------------------------------------------------------------------------------
Total outstanding at December 31                                                           $187,908    $ 77,843    $101,469
Maximum month-end balance                                                                   187,908      92,073     106,458
Average balance during the year                                                             131,378      73,637      77,663
Weighted average rate at December 31                                                           2.23%       2.92%       3.54%
Average interest rate paid during the year                                                     2.48%       3.31%       4.36%
===========================================================================================================================

Federal Funds Purchased (dollar amounts in thousands)                                          2003        2002        2001
---------------------------------------------------------------------------------------------------------------------------
Total outstanding at December 31                                                           $      0    $      0    $  8,200
Maximum month-end balance                                                                     8,300       2,500       8,630
Average balance during the year                                                               1,579         418       1,469
Weighted average rate at December 31                                                            N/A         N/A        1.81%
Average interest rate paid during the year                                                     1.41%       1.98%       4.66%
===========================================================================================================================

Note 10 Other Borrowings

The Company, through its subsidiary banks, had available line-of-credit agreements with banks permitting borrowings to a maximum of approximately $31,000,000 at December 31, 2003 and $42,000,000 at December 31, 2002. No
advances were outstanding against those lines at December 31, 2003, or 2002.

All bank subsidiaries are members of the FHLB and as such, may apply for advances secured by certain residential mortgage loans and other assets, provided that certain standards for credit worthiness have been met. At December 31, 2003, the Company, through its subsidiaries, had established unused lines of credit with the FHLB of $118,233,000. At December 31, 2003, there were $86,840,000 in term advances from the FHLB, compared to $81,719,000 at December 31, 2002.

At December 31, 2003, there were advances due within one year of $32,232,000 with a weighted average rate of 3.37%, and advances due in more than one year of $54,608,000 with a weighted average rate of 5.01%. Maturities of advances include $11,179,000 in 2005, $249,000 in 2006, $5,062,000 in 2007, $146,000 in
2008, $972,000 in 2009, $10,000,000 in 2010, $22,000,000 in 2011 and $5,000,000
in 2012. The Company's FHLB borrowings at December 31, 2003 included $61,000,000 in fixed-rate callable borrowings, which can be called by the FHLB if certain conditions are met.

Other borrowings included a Treasury Tax and Loan Note account with the Federal Reserve Bank of New York totaling $100,000 at December 31, 2003 and December 31, 2002. At December 31, 2003 and 2002, Tompkins Insurance had borrowings of $171,000 and $111,000, respectively, from unrelated financial institutions.

Note 11 Employee Benefit Plans

The Company maintains a noncontributory defined-benefit pension plan covering substantially all employees of the Company. The benefits are based on years of service and percentage of the employees' average compensation. Assets of the Company's defined benefit plan are invested in common and preferred stock, U. S. Government securities, corporate bonds and notes, and mutual funds. At December 31, 2003, the plan assets included 28,564 shares of Tompkins common stock that had a fair value of $1.3 million.

The Trust Company also offers post-retirement medical coverage and life insurance coverage to full-time employees who have worked ten years and attained age 55. Medical coverage is contributory with contributions reviewed annually. The Trust Company assumes the majority of the cost for these other benefits, while retirees share some of the cost through co-insurance and deductibles.

The following table sets forth the changes in the defined benefit pension plan's projected benefit obligation and post-retirement plan's accumulated benefit obligation and the respective plan assets, and the plans' funded status and amounts recognized in the Company's consolidated statements of condition at December 31, 2003 and 2002 (the measurement dates of the plans).

                                                                       Pension Benefits           Other Benefits
(dollar amounts in thousands)                                          2003         2002         2003         2002
------------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
  Benefit obligation at beginning of year                          $ 22,552     $ 19,626     $  4,484     $  4,032
  Service cost                                                        1,168        1,026          148          135
  Interest cost                                                       1,538        1,396          286          285
  Amendments                                                              0           87            0           86
  Actuarial loss                                                      2,498        1,402          165          110
  Benefits paid                                                      (1,138)        (985)        (160)        (164)
------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                  $ 26,618     $ 22,552     $  4,923     $  4,484
------------------------------------------------------------------------------------------------------------------
Change in plan assets
  Fair value of plan assets at beginning of year                   $ 20,357     $ 18,985     $      0     $      0
  Actual return/(loss) on plan assets                                 3,073       (2,288)           0            0
  Employer contribution                                               5,500        4,645          160          164
  Benefits paid                                                      (1,138)        (985)        (160)        (164)
------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                           $ 27,792     $ 20,357     $      0     $      0
------------------------------------------------------------------------------------------------------------------
Funded (unfunded) status                                              1,174       (2,195)      (4,923)      (4,484)
Unrecognized net actuarial loss                                      12,590       12,059          518          353
Net transition (asset) obligation                                         0          (56)       1,040        1,155
Unrecognized prior service cost                                      (1,665)      (1,795)          67           74
------------------------------------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost                                     $ 12,099     $  8,013     $ (3,298)    $ (2,902)
------------------------------------------------------------------------------------------------------------------
Weighted-average assumptions used to determine benefit
obligations at December 31
  Discount rate                                                        6.25%        6.75%        6.25%        6.75%
  Rate of compensation increase (1)                               4.00-5.00%   4.00-5.00%        4.00%        4.00%
==================================================================================================================

                                                                           Pension Benefits                   Other Benefits
Weighted-average assumptions used to determine net periodic
benefit cost for years ended December 31                            2003         2002        2001       2003      2002       2001
----------------------------------------------------------------------------------------------------------------------------------
  Discount rate                                                    6.75%        7.25%        7.50%      6.75%     7.25%      7.50%
  Expected long-term return on plan assets                         8.50%        8.50%        8.50%       N/A       N/A        N/A
  Rate of compensation increase (1)                           4.00-5.00%   4.00-5.00%   4.00-5.00%      4.00%     4.00%      4.00%
==================================================================================================================================

(1) The rate of compensation increase for the Trust Company is 4%, and is 5% for all other groups.

The accumulated benefit obligation of the pension plan was $26,618,000 and $19,807,000 at December 31, 2003 and 2002, respectively.

The Trust Company currently offers medical coverage and life insurance coverage to substantially all of its employees upon retirement. The weighted average annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is 10.75% beginning in 2004, and is assumed to decrease gradually to 5.0% in 2012 and beyond. Increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated post-retirement benefit obligation as of December 31, 2003, by $27,000 and the net periodic post-retirement benefit cost for 2003 by $2,000. Decreasing the assumed health care cost trend rates by 1% each year would decrease the accumulated post-retirement benefit obligation as of December 31, 2003, by $35,000 and decrease the net periodic post-retirement benefit cost by $2,000.

In December 2003, The Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Medicare Act") was signed into law. The Medicare Act introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree healthcare plans that provide a benefit at least "actuarially equivalent" to the Medicare benefit. These provisions of the Medicare Act will affect accounting measurements under SFAS No. 106. Accordingly, the FASB staff has issued guidance allowing companies to recognize or defer recognizing the effects of the Medicare Act in annual financial statements for fiscal years ending after enactment of the Medicare Act. The Company has elected to defer recognizing the effects of the Medicare Act in its December 31, 2003 consolidated financial statements. Accordingly, the reported measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost do not include the effects of the Medicare Act. When issued, the specific authoritative literature on accounting for the federal subsidy could require the Company to revise its previously reported information.

Net periodic benefit cost includes the following components:

Components of net periodic benefit cost                Pension Benefits                 Other Benefits
(in thousands)                                    2003       2002       2001       2003      2002      2001
-----------------------------------------------------------------------------------------------------------
Service cost                                   $ 1,168    $ 1,026    $   889    $   148   $   135   $   109
Interest cost                                    1,538      1,396      1,298        286       285       269
Expected return on plan assets                  (1,805)    (1,655)    (1,508)         0         0         0
Amortization of prior service cost                (130)      (130)      (136)         7         6        (1)
Recognized net actuarial loss                      699        342        165          0         0         0
Amortization of transition (asset) liability       (56)       (76)       (76)       115       116       116
Other                                              N/A        N/A        N/A        N/A       N/A       N/A
-----------------------------------------------------------------------------------------------------------
Net periodic benefit cost                      $ 1,414    $   903    $   632    $   556   $   542   $   493
===========================================================================================================

Plan Assets

The Company's pension plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

                                                2003        2002
                 --------------------------------------------------
                    Equity securities            75%         83%
                     Debt securities              8%          7%
                          Other                  17%         10%
                 --------------------------------------------------
                    Total Allocation            100%        100%
                 --------------------------------------------------

The Company is not required to contribute to the pension plan in 2004; however, the Company may voluntarily contribute to the pension plan in 2004.

To develop the expected long-term rate of return on asset assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as target asset allocations of the pension portfolio. Based on this analysis, the Company selected 8.50% as the long-term rate of return on assets assumption.

It is the policy of the Trustees to invest the Pension Trust Fund (the "Fund") for total return. The Trustees seek the maximum return consistent with the interests of the participants and beneficiaries and prudent investment management . The management of the Fund's assets is in compliance with the guidelines established in the Company's Pension Plan and Trust Investment Policy, which is reviewed and approved annually by the Tompkins Trustco, Inc. board of directors, and the plan's pension committee.

The intention is for the Fund to be prudently diversified. The Fund's investments will be invested among the fixed income, equity and cash equivalent sectors. Minimum and maximum positions in any of the sectors will be designated by a Pension Committee. In no case shall more than 10% of the Fund assets consist of qualified securities or real estate of the Company. In addition, the following investments are prohibited:

               1. Restricted stock, private placements, short positions, calls, puts, or margin transactions;

               2. Commodities, oil and gas properties, real estate properties, or

               3. Any investment that would constitute a prohibited transaction as described in the Employee Retirement Income Security Act of 1974 ("ERISA"), section 407, 29 U.S.C. 1106.

In general, the investment in debt securities is limited to readily marketable debt securities having a Standard & Poor's rating of "A" or Moody's rating of "A", securities of, or guaranteed by the United States Government or it agencies, or obligations of banks or their holding companies that are rated in the three highest ratings assigned by Fitch Investor Service, Inc. In addition, investments in equity securities must be listed on the New York Stock Exchange
(NYSE), the American Stock Exchange (ASE) or are traded on the national Over The Counter market or listed on the NASDAQ system. Cash equivalents generally may be United States Treasury obligations, commercial paper having a Standard & Poor's rating of "A-1" or Moody's National Credit Officer rating of "P-1"or higher.

The Company has an Employee Stock Ownership Plan (ESOP) and a 401(k) Investment and Stock Ownership Plan (ISOP) covering substantially all employees of the Company. The ESOP allows for Company contributions in the form of cash and/or stock of the Company. Contributions are determined by the board of directors in accordance with a performance-based formula, and were limited to a maximum amount as stipulated in the plan. Remaining shares in the ESOP were fully allocated and released during 2002; therefore, no compensation expense was recognized in 2003. The Company recognized compensation expense related to the ESOP of $700,000 in 2002 and $785,000 in 2001, respectively.

The Company provided certain matching contributions to the ISOP based upon the amount of contributions made by plan participants. The expense associated with these matching provisions was $760,000 in 2003, $708,000 in 2002 and $636,000 in 2001.

Life insurance benefits are provided to certain officers of the Company. In connection with these benefits, the Company reflects life insurance assets on its consolidated statements of condition of $22.8 million at December 31, 2003, and $21.4 million at December 31, 2002. The insurance is carried at its cash surrender value on the consolidated statements of condition. Increases in the cash surrender value of the insurance are reflected as noninterest income, net of any related mortality expense.

In addition to the Company's noncontributory defined-benefit retirement and pension plan, the Company provides supplemental employee retirement plans to certain executives. The amount of liability recognized in the Company's consolidated statements of condition for supplemental retirement plans was $3.4 million at December 31, 2003, and $2.9 million at December 31, 2002. Benefits expense associated with the supplemental retirement plans amounted to $503,000, $1.3 million, and $463,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Note 12 Stock Based Compensation

In January 2001, the Company adopted a stock option plan (the "2001 Plan"), which authorizes grants of options up to 385,000 shares of authorized but unissued common stock. On May 12, 2003, the 2001 Plan was amended to increase the number of shares reserved for issuance from 385,000 shares to 935,000 shares. At December 31, 2003, there were 700,288 shares available for grant under the 2001 Plan. The board of directors may grant stock options to officers, employees, and certain other individuals. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant, may not have a term in excess of ten years, and have vesting periods that range between one and five years from the grant date. Prior to the adoption of the 2001 Plan, the Company had similar stock option plans that authorized up to 543,510 shares of authorized but unissued common stock. These prior plans remain in effect solely with respect to unexercised options issued under these plans.

The following table presents the combined stock option activity for all option plans during the periods indicated:

                                                                Weighted Average
                                            Number of Shares     Exercise Price
--------------------------------------------------------------------------------
2003:
   Beginning balance                            524,832              $ 29.18
   Granted                                        6,600                46.08
   Exercised                                    (65,195)               19.68
   Forfeited                                    (34,240)               28.86
--------------------------------------------------------------------------------
Outstanding at year-end                         431,997                30.90
--------------------------------------------------------------------------------
Exercisable at year-end                         143,771              $ 22.82
--------------------------------------------------------------------------------
2002:
Beginning balance                               413,818              $ 23.55
   Granted                                      177,100                39.00
   Exercised                                    (58,936)               19.35
   Forfeited                                     (7,150)               27.32
--------------------------------------------------------------------------------
Outstanding at year-end                         524,832                29.18
--------------------------------------------------------------------------------
Exercisable at year-end                         157,295              $ 20.01
--------------------------------------------------------------------------------
2001:
   Beginning balance                            423,218              $ 20.32
   Granted                                       70,950                33.79
   Exercised                                    (75,538)               14.94
   Forfeited                                     (4,812)               25.77
--------------------------------------------------------------------------------
Outstanding at year-end                         413,818                23.55
--------------------------------------------------------------------------------
Exercisable at year-end                         165,606              $ 18.71
================================================================================


The following summarizes outstanding and exercisable options at December 31, 2003:

                                     Options Outstanding                                    Options Exercisable
----------------------------------------------------------------------------------------------------------------------
  Range of                             Weighted Average          Weighted                                 Weighted
  Exercise             Number               Remaining             Average              Number              Average
   Prices           Outstanding        Contractual Life        Exercise Price        Exercisable        Exercise Price
----------------------------------------------------------------------------------------------------------------------
$17.52-21.51           71,749                4.24                  $19.17               71,749              $19.17
$24.20-24.20          119,348                6.70                  $24.20               53,052              $24.20
$26.06-38.95           67,100                7.40                  $33.69               18,970              $32.76
$39.00-47.50          173,800                8.78                  $39.27                    0              $ 0.00
----------------------------------------------------------------------------------------------------------------------
                      431,997                7.24                  $30.90              143,771              $22.82
======================================================================================================================

Note 13 Income Taxes

The income tax expense (benefit) attributable to income from operations is summarized as follows:

(in thousands)                                   Current    Deferred       Total
--------------------------------------------------------------------------------
2003
   Federal                                      $ 10,294    $    137    $ 10,431
   State                                           1,582          51       1,633
--------------------------------------------------------------------------------
Total                                           $ 11,876    $    188    $ 12,064
--------------------------------------------------------------------------------
2002
   Federal                                      $ 10,364    $   (544)   $  9,820
   State                                           1,558         (86)      1,472
--------------------------------------------------------------------------------
Total                                           $ 11,922    $   (630)   $ 11,292
--------------------------------------------------------------------------------
2001
   Federal                                      $  9,326    $   (283)   $  9,043
   State                                           1,425         (49)      1,376
--------------------------------------------------------------------------------
Total                                           $ 10,751    $   (332)   $ 10,419
================================================================================

The primary reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings are as follows:

                                                        2003      2002      2001
--------------------------------------------------------------------------------
Statutory federal income tax rate                      35.0%     35.0%     35.0%
   State income taxes, net of federal benefit           2.9       2.8       3.0
   Tax exempt income                                   (3.4)     (3.4)     (3.6)
   All other                                           (1.2)     (1.4)      0.1
--------------------------------------------------------------------------------
Total                                                  33.3%     33.0%     34.5%
================================================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows:

(in thousands)                                                  2003       2002
-------------------------------------------------------------------------------
Deferred tax assets:
   Reserve for loan/lease losses                             $ 4,710    $ 4,654
   Compensation and benefits                                   4,076      3,538
   Other                                                       1,415        876
-------------------------------------------------------------------------------
Total deferred tax assets                                    $10,201    $ 9,068
-------------------------------------------------------------------------------
Deferred tax liabilities:
   Leasing transactions                                      $   641    $ 1,046
   Prepaid pension                                             4,825      3,195
   Depreciation                                                  525        155
   Purchase accounting adjustment                                234        438
   Other                                                         516        488
-------------------------------------------------------------------------------
Total deferred tax liabilities                               $ 6,741    $ 5,322
-------------------------------------------------------------------------------
Net deferred tax asset at year-end                           $ 3,460    $ 3,746
-------------------------------------------------------------------------------
Net deferred tax asset at beginning of year                  $ 3,746    $ 3,116
-------------------------------------------------------------------------------
Decrease (increase) in net deferred tax asset                    286       (630)
Purchase accounting adjustments, net                             (98)         0
-------------------------------------------------------------------------------
Deferred tax expense (benefit)                               $   188    $  (630)
===============================================================================

This analysis does not include the recorded deferred tax liabilities of $2,010,000 as of December 31, 2003 and $5,065,000 as of December 31, 2002
related to the net unrealized holding gain/loss in the available-for-sale securities portfolio.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry-back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary at December 31, 2003 and 2002.

Note 14 Commitments and Contingent Liabilities

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

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5,57 and 107 and rescission of FASB Interpretation No. 34. FIN No. 45 requires certain new disclosures and potential liability recognition for the fair value at issuance of guarantees that fall within its scope. Based upon the Company's interpretation of FIN No. 45, the Company currently does not issue any guarantees that would require liability recognition under FIN No. 45, other than its stand-by letters of credit, the amount of which is not considered significant at December 31, 2003 and 2002.

The Company's maximum potential obligations to extend credit for loan commitments (unfunded loans, unused lines of credit, and stand-by letters of credit) outstanding on December 31 were as follows:

(in thousands)                                                2003        2002
--------------------------------------------------------------------------------
Loan commitments                                            $132,883    $ 73,664
Stand-by letter of credit                                     19,087      18,864
Undisbursed portion of lines of credit                       183,715     181,591
--------------------------------------------------------------------------------
Total                                                       $335,685    $274,119
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

At December 31, 2003, the Company had rate lock agreements associated with mortgage loans to be sold in the secondary market (certain of which relate to loan applications for which no formal commitment has been made) amounting to approximately $1.6 million. In order to limit the interest rate risk associated with rate lock agreements, as well as the interest rate risk associated with mortgages held for sale, if any, the Company enters into agreements to sell loans in the secondary market to unrelated investors on a loan-by-loan basis. At December 31, 2003, the Company had approximately $794,000 of commitments to sell mortgages to unrelated investors on a loan-by-loan basis.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, based upon the review with counsel, the proceedings are not expected to have a material effect on the consolidated financial statements.

Note 15 Earnings Per Share

Calculation of basic earnings per share (Basic EPS) and diluted earnings per share (Diluted EPS) is shown below. Share and per share data have been retroactively adjusted to reflect a 10% stock dividend paid on August 15, 2003.

                                                                                           Weighted
                                                                              Net           Average
For year ended December 31, 2003                                             Income         Shares        Per Share
(in thousands except share and per share data)                            (Numerator)    (Denominator)      Amount
-------------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to common shareholders                                     $ 24,205        8,130,449         $2.98

Effect of dilutive securities:
Stock options                                                                                 145,613

Diluted EPS:
Income available to common shareholders plus assumed conversions            $ 24,205        8,276,062         $2.92
===================================================================================================================


                                                                                           Weighted
                                                                              Net           Average
For year ended December 31, 2002                                             Income         Shares        Per Share
(in thousands except share and per share data)                            (Numerator)    (Denominator)      Amount
-------------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to common shareholders                                     $ 22,914        8,150,639         $2.81

Effect of dilutive securities:
Stock options                                                                                 146,464
Shares issueable as contingent consideration for acquisition                                   11,484

Diluted EPS:
Income available to common shareholders plus assumed conversions            $ 22,914        8,308,587         $2.76
===================================================================================================================

Shares issueable as contingent consideration for acquisition recognizes the effect of 22,967 shares that became issueable in the third quarter of 2002 as a result of Tompkins Insurance Agencies meeting certain income targets.

                                                                                           Weighted
                                                                              Net           Average
For year ended December 31, 2001                                             Income         Shares        Per Share
(in thousands except share and per share data)                            (Numerator)    (Denominator)      Amount
-------------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to common shareholders                                     $ 19,627        8,137,391         $2.41

Effect of dilutive securities:
Stock options                                                                                 117,092
Shares issueable as contingent consideration for acquisition                                    1,172

Diluted EPS:
Income available to common shareholders plus assumed conversions            $ 19,627        8,255,655         $2.38
===================================================================================================================

The effect of dilutive securities calculation for 2001 excludes 28,627 options because the exercise price was greater than the average market price for the period. Shares issueable as contingent consideration for acquisition recognizes the effect of 13,802 shares that became issueable in the fourth quarter of 2001 as a result of Tompkins Insurance Agencies meeting certain income targets.

Note 16 Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2003 and 2002. The carrying amounts shown in the table are included in the consolidated statements of condition under the indicated captions.

Estimated Fair Value of Financial Instruments                2003                      2002
-----------------------------------------------------------------------------------------------------
                                                     Carrying       Fair       Carrying       Fair
(in thousands)                                        Amount        Value       Amount        Value
-----------------------------------------------------------------------------------------------------
Financial Assets:
   Cash and cash equivalents                        $   65,756   $   65,756   $   64,298   $   64,298
   Securities - available-for-sale                     592,137      592,137      493,780      493,780
   Securities - held-to-maturity                        49,528       51,441       38,722       40,260
   Loans/leases, net (1)                             1,057,455    1,056,501      983,642      987,945
   Accrued interest receivable                           8,701        8,701        8,551        8,551

Financial Liabilities
   Time deposits                                    $  381,175   $  386,072   $  379,603   $  384,903
   Other deposits                                    1,029,950    1,029,950      960,682      960,682
   Securities sold under agreements to repurchase      187,908      187,928       77,843       77,878
   Other borrowings                                     87,111       86,966       81,930       82,466
   Accrued interest payable                              2,254        2,254        2,395        2,395
=====================================================================================================

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

OFF-BALANCE-SHEET INSTRUMENTS: The fair values of outstanding loan commitments, including unused lines of credit, and stand-by letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties' credit standing, and discounted cash flow analyses. In fixed rate loan commitments, fair value estimates also consider the difference between current market rates and the committed rates. At December 31, 2003 and 2002, the fair values of these instruments approximate the value of the related fees and are not significant.

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

As of December 31, 2003, the most recent notifications from Federal bank regulatory agencies categorized the Trust Company, The Bank of Castile, and Mahopac National Bank as well capitalized under the regulatory framework for PCA. To be categorized as well capitalized, the Company and its subsidiary banks must maintain total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the capital category of the Company or its subsidiary banks. Actual capital amounts and ratios of the Company and its subsidiary banks are as follows:

                                                                      Required                Required
                                                                        to be                   to be
                                                 Actual        Adequately Capitalized     Well Capitalized
----------------------------------------------------------------------------------------------------------
(dollar amounts in thousands)                 Amount/Ratio          Amount/Ratio            Amount/Ratio
----------------------------------------------------------------------------------------------------------
December 31, 2003:
Total Capital (to risk-weighted assets)
  The Company (consolidated)                 $156,006/13.4%        >$92,826/>8.0%         >$116,033/>10.0%
  Trust Company                               $82,577/14.2%        >$46,575/>8.0%          >$58,219/>10.0%
  Castile                                     $36,678/10.3%        >$28,506/>8.0%          >$35,632/>10.0%
  Mahopac                                     $27,646/11.8%        >$18,754/>8.0%          >$23,442/>10.0%
Tier I Capital (to risk-weighted assets)
  The Company (consolidated)                 $144,321/12.4%        >$46,413/>4.0%           >$69,620/>6.0%
  Trust Company                               $77,264/13.3%        >$23,288/>4.0%           >$34,932/>6.0%
  Castile                                      $32,863/9.2%        >$14,253/>4.0%           >$21,379/>6.0%
  Mahopac                                     $25,089/10.7%         >$9,377/>4.0%           >$14,065/>6.0%
Tier I Capital (to average assets)
  The Company (consolidated)                  $144,321/7.9%        >$54,853/>3.0%           >$91,422/>5.0%
  Trust Company                                $77,264/7.5%        >$30,960/>3.0%           >$51,600/>5.0%
  Castile                                      $32,863/7.3%        >$13,566/>3.0%           >$22,610/>5.0%
  Mahopac                                      $25,089/6.7%        >$11,163/>3.0%           >$18,605/>5.0%
==========================================================================================================

December 31, 2002:
Total Capital (to risk-weighted assets)
  The Company (consolidated)                 $143,790/13.7%        >$83,836/>8.0%         >$104,795/>10.0%
  Trust Company                               $76,431/14.4%        >$42,596/>8.0%          >$53,245/>10.0%
  Castile                                     $33,261/10.5%        >$25,395/>8.0%          >$31,744/>10.0%
  Mahopac                                     $23,963/12.2%        >$15,687/>8.0%          >$19,609/>10.0%
Tier I Capital (to risk-weighted assets)
  The Company (consolidated)                 $132,086/12.6%        >$41,918/>4.0%           >$62,877/>6.0%
  Trust Company                               $70,777/13.3%        >$21,298/>4.0%           >$31,947/>6.0%
  Castile                                      $29,557/9.3%        >$12,698/>4.0%           >$19,047/>6.0%
  Mahopac                                     $21,617/11.0%         >$7,844/>4.0%           >$11,765/>6.0%
Tier I Capital (to average assets)
  The Company (consolidated)                  $132,086/8.0%        >$49,236/>3.0%           >$82,060/>5.0%
  Trust Company                                $70,777/7.5%        >$28,132/>3.0%           >$46,886/>5.0%
  Castile                                      $29,557/7.2%        >$12,300/>3.0%           >$20,500/>5.0%
  Mahopac                                      $21,617/6.8%         >$9,594/>3.0%           >$15,990/>5.0%
==========================================================================================================

Generally, dividends from the banking subsidiaries to the Company are limited to retained net profits for the current year and two preceding years, unless specific approval is received from the appropriate bank regulatory authority. At December 31, 2003 the retained net profits of the Company's bank subsidiaries available to pay dividends were $32,444,000.

Each bank subsidiary is required to maintain reserve balances by the Federal Reserve Bank of New York. At December 31, 2003, and 2002, the reserve requirements for the Company's banking subsidiaries totaled $22,704,000 and $19,035,000, respectively.


Note 18 Condensed Parent Company Only Financial Statements

Condensed financial statements for Tompkins Trustco, Inc. (the Parent Company) as of December 31 are presented below.

Condensed Statements of Condition

(in thousands)                                                                                         2003         2002
--------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash                                                                                                 $  4,977     $  5,401
Available-for-sale securities, at fair value                                                              121          121
Investment in subsidiaries, at equity                                                                 152,375      142,997
Other                                                                                                   3,202        2,929
--------------------------------------------------------------------------------------------------------------------------
                                                                                    Total Assets     $160,675     $151,448
--------------------------------------------------------------------------------------------------------------------------

LIABILITIES and SHAREHOLDERS EQUITY

Liabilities                                                                                          $  1,705     $    851
Shareholders' Equity                                                                                  158,970      150,597
--------------------------------------------------------------------------------------------------------------------------
                                                      Total Liabilities and Shareholders' Equity     $160,675     $151,448
==========================================================================================================================


Condensed Statements of Income

(in thousands)                                                                             2003         2002         2001
---------------------------------------------------------------------------------------------------------------------------
Dividends from available-for-sale securities                                             $      4     $      6     $     46
Dividends received from subsidiaries                                                       11,370       11,600       11,060
Securities gains                                                                                0            0           66
Other income                                                                                  107           29          (86)
---------------------------------------------------------------------------------------------------------------------------
                                                              Total Operating Income       11,481       11,635       11,086
---------------------------------------------------------------------------------------------------------------------------

Other expenses                                                                                519          537          715
---------------------------------------------------------------------------------------------------------------------------
                                                            Total Operating Expenses          519          537          715
---------------------------------------------------------------------------------------------------------------------------
                                     Income Before Taxes and Equity in Undistributed
                                                            Earnings of Subsidiaries       10,962       11,098       10,371
Income tax benefit                                                                            162          286          296
Equity in undistributed earnings of subsidiaries                                           13,081       11,530        8,960
---------------------------------------------------------------------------------------------------------------------------
                                                                          Net Income     $ 24,205     $ 22,914     $ 19,627
===========================================================================================================================

Condensed Statements of Cash Flows

(in thousands)                                                                            2003         2002         2001
--------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net income                                                                              $ 24,205     $ 22,914     $ 19,627
Adjustments to reconcile net income to net cash provided by operating activities:
  Equity in undistributed earnings of subsidiaries                                       (13,081)     (11,530)      (8,960)
  Realized gains on available-for-sale securities                                              0            0          (66)
  Issuance of treasury shares                                                                  0            0           10
  ISOP/ESOP shares released or committed to be released                                        0          414          744
  Other, net                                                                                 688            1       (1,488)
--------------------------------------------------------------------------------------------------------------------------
                                          Net Cash Provided by Operating Activities       11,812       11,799        9,867
--------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Proceeds from sale of available-for-sale securities                                            0            0        1,497
Net cash used in acquisitions                                                               (274)         (21)      (1,206)
--------------------------------------------------------------------------------------------------------------------------
                                Net Cash (Used in) Provided by Investing Activities         (274)         (21)         291
--------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Cash dividends                                                                            (9,093)      (8,577)      (8,136)
Cash paid in lieu of fractional shares - 10% stock dividend                                  (13)           0            0
Repurchase of common shares                                                               (3,712)      (1,353)      (3,408)
Net proceeds from exercise of stock options, warrants, and related tax benefits              856          748          734
Repayment of advances from subsidiaries                                                        0          (48)        (341)
--------------------------------------------------------------------------------------------------------------------------
                                              Net Cash Used in Financing Activities      (11,962)      (9,230)     (11,151)
--------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                             (424)       2,548         (993)
Cash at beginning of year                                                                  5,401        2,853        3,846
--------------------------------------------------------------------------------------------------------------------------
                                                                Cash at End of Year     $  4,977     $  5,401     $  2,853
==========================================================================================================================

Unaudited Quarterly Financial Data
                                                            2003
--------------------------------------------------------------------------------
(in thousands except per share data)         First    Second     Third    Fourth
--------------------------------------------------------------------------------

Interest and dividend income               $22,789   $22,651   $22,594   $22,961
Interest expense                             6,245     6,098     5,558     5,592
Net interest income                         16,544    16,553    17,036    17,369
Provision for loan/lease losses                540       598       585       774
Income before income tax                     8,869     9,300     9,268     8,832
Net income                                   5,885     6,189     6,176     5,955
Net income per common share (basic)            .72       .76       .76       .73
Net income per common share (diluted)          .71       .75       .75       .72
================================================================================

Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on August 15, 2003.

                                                            2002
--------------------------------------------------------------------------------
(in thousands except per share data)         First    Second     Third    Fourth
--------------------------------------------------------------------------------

Interest and dividend income               $22,753   $23,869   $23,813   $23,524
Interest expense                             7,176     7,484     7,262     6,896
Net interest income                         15,577    16,385    16,551    16,628
Provision for loan/lease losses                376       435       686       738
Income before income tax                     7,849     8,975     9,336     8,046
Net income                                   5,205     5,922     6,208     5,579
Net income per common share (basic)            .64       .73       .76       .68
Net income per common share (diluted)          .63       .71       .75       .67
================================================================================

Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on August 15, 2003.

Report of KPMG LLP,
Independent Auditors


Board of Directors and Shareholders, Tompkins Trustco, Inc.


We have audited the accompanying consolidated statements of condition of Tompkins Trustco, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tompkins Trustco, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.



KPMG LLP


February 27, 2004
Syracuse, New York

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






/s/ JAMES J. BYRNES          /s/ FRANCIS M. FETSKO       Date: February 27, 2004
-----------------------      -----------------------
James J. Byrnes              Francis M. Fetsko
Chief Executive Officer      Chief Financial Officer

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


Item 9A. Controls and Procedures

The Company's management, including its Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of December 31, 2003. Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in reports filed or submitted by the Company under the Exchange Act.

There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed by the Company's Chief Executive Officer and Chief Financial Officer.


PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 of Form 10-K with respect to the Company's directors is incorporated by reference from the information contained in the section captioned "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2004 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report on Form 10-K related.

For information with respect to the Company's executive officers, see Item 4A. captioned "Executive Officers of the Registrant" at the end of Part I of this Report.

The information required by Item 10 of Form 10-K with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information contained in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

The information required by Item 10 of Form 10-K with respect to the Company's Code of Ethics is incorporated by reference from the information contained in the section captioned "Directors and Executive Officers - Code of Ethics" in the Proxy Statement.


Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the section captioned "Executive Compensation" in the Proxy Statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Item 14. Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the section captioned "Report of the Audit/Examining Committee of the Board of Directors" in the Proxy Statement.


PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)(1) The following financial statements and accountant's report are included in this Annual Report on Form 10-K:

         Report of Independent Auditors

         Consolidated Statements of Condition for the years ended December 31, 2003 and 2002

         Consolidated Statements of Income for the years ended December 31, 2003, 2002, and 2001

         Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

         Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2003, 2002, and 2001

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

         3.2 Bylaws of the Company, as amended on January 25, 2000 (filed herewith).

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

         21.   Subsidiaries of Registrant.

         23.   Consent of KPMG LLP (filed herewith)

         24.   Power of Attorney, included on page 66 of this Report.

         31.1 Certification of the Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         31.2 Certification of the Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).


     * Management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Report on Form 10-K pursuant to Item 15(c) of the Report.

  (b)    Reports on Form 8-K

               On October 22, 2003, Tompkins Trustco, Inc. furnished a Form 8-K pursuant to "Item 12-Results of Operations and Financial Condition" of Form 8-K, disclosing that the Company issued a press release on October 22, 2003, announcing its earnings for the calendar quarter ended September 30, 2003. A copy of the press release was attached to the Form 8-K as an exhibit. The Form 8-K was amended by a Form 8-K/A filed by the Company on October 24, 2003, to correct a typographical error.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         TOMPKINS TRUSTCO, INC.



         /s/ JAMES J. BYRNES
         -------------------
By:      James J. Byrnes
         Chairman of the Board and Chief Executive Officer

         Date: March 9, 2004

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

Signature                           Date         Capacity


/s/ JAMES J. BYRNES                  3/9/04      Chairman of the Board and
------------------------------      -------      Chief Executive Officer
James J. Byrnes


/s/ JAMES J. FULMER                 3/15/04      President, Director
------------------------------      -------
James W. Fulmer


/s/ FRANCIS M. FETSKO                3/9/04      Executive Vice President and
------------------------------      -------      Chief Financial Officer
Francis M. Fetsko


/s/ JOHN E. ALEXANDER                3/9/04      Director
------------------------------      -------
John E. Alexander


/s/ REEDER D. GATES                  3/9/04      Director
------------------------------      -------
Reeder D. Gates


/s/ WILLIAM W. GRISWOLD              3/9/04      Director
------------------------------      -------
William W. Griswold


/s/ JAMES R. HARDIE                 3/12/04      Director
------------------------------      -------
James R. Hardie


/s/ BONNIE H. HOWELL                3/11/04      Vice Chairman
------------------------------      -------      Director
Bonnie H. Howell


/s/ HUNTER R. RAWLINGS, III         3/12/04      Director
------------------------------      -------
Hunter R. Rawlings, III


/s/ THOMAS R. SALM                   3/9/04      Director
------------------------------      -------
Thomas R. Salm


/s/ MICHAEL H. SPAIN                3/15/04      Director
------------------------------      -------
Michael H. Spain


/s/ WILLIAM D. SPAIN, JR.           3/15/04      Director
------------------------------      -------
William D. Spain, Jr.


/s/ CRAIG YUNKER                    3/15/04      Director
------------------------------      -------
Craig Yunker

                         TOMPKINS [COMPANY LOGO OMITTED]
                                  TRUSTCO INC.
                      P.O. Box 460, Ithaca, New York 14851
                                 (607) 273-3210

                             www.tompkinstrustco.com