Form 10-Q
period 2004-03-31
TOMPKINS TRUSTCO INC
filed 2004-05-10
CIK 1005817

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

                 Class                    Outstanding as of April 30, 2004
      ----------------------------        --------------------------------
      Common Stock, $.10 par value                8,167,054 shares

                             TOMPKINS TRUSTCO, INC.

                                    FORM 10-Q

                                      INDEX



PART I -FINANCIAL INFORMATION
                                                                           PAGE
                                                                           ----
         Item 1 - Financial Statements (Unaudited)
                  Condensed Consolidated Statements of Condition as
                  of March 31, 2004 and December 31, 2003                  3

                  Condensed Consolidated Statements of Income for
                  the three months ended March 31, 2004 and 2003           4

                  Condensed Consolidated Statements of Cash Flows for
                  the three months ended March 31, 2004 and 2003           5

                  Condensed Consolidated Statements of Changes in
                  Shareholders' Equity for the three months ended
                  March 31, 2004 and 2003                                  6

                  Notes to Unaudited Condensed Consolidated Financial
                  Statements                                               7-10

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      11-18

         Item 3 - Quantitative and Qualitative Disclosures about
                  Market Risk                                              18

         Item 4 - Controls and Procedures                                  19

         Average Consolidated Balance Sheet and Net Interest Analysis      20

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                        21

         Item 2 - Changes in Securities and Use of Proceeds                21


         Item 3 - Defaults on Senior Securities                            21

         Item 4 - Submission of Matters to a Vote of Securities Holders    21

         Item 5 - Other Information                                        21

         Item 6 - Exhibits and Reports on Form 8-K                         22

SIGNATURES                                                                 23

EXHIBIT INDEX                                                              24

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                  (In thousands, except share data) (Unaudited)

                                                                                        As of           As of
ASSETS                                                                                03/31/2004      12/31/2003
                                                                                     ------------    ------------
Cash and noninterest bearing balances due from banks                                 $     55,965    $     56,540
Interest bearing balances due from banks                                                   23,439           9,216
Federal funds sold                                                                          7,900               0
Available-for-sale securities, at fair value                                              630,322         592,137
Held-to-maturity securities, fair value of $55,698 at
    March 31, 2004 and $51,441 at December 31, 2003                                        53,151          49,528
Loans and leases net of unearned income and deferred costs and fees                     1,089,236       1,069,140
Less: Reserve for loan/lease losses                                                        12,100          11,685
-----------------------------------------------------------------------------------------------------------------
                                                           Net Loans/Leases             1,077,136       1,057,455

Bank premises and equipment, net                                                           28,570          28,466
Corporate owned life insurance                                                             22,995          22,843
Goodwill                                                                                   11,541          11,541
Other intangible assets                                                                     3,136           3,322
Accrued interest and other assets                                                          31,803          33,398
-----------------------------------------------------------------------------------------------------------------
                                                               Total Assets          $  1,945,958    $  1,864,446
-----------------------------------------------------------------------------------------------------------------

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARIES AND SHAREHOLDERS' EQUITY
Deposits:
     Interest bearing:
          Checking, savings and money market                                         $    811,260    $    747,691
          Time                                                                            406,717         381,175
     Noninterest bearing                                                                  269,786         282,259
-----------------------------------------------------------------------------------------------------------------
                                                             Total Deposits             1,487,763       1,411,125

Securities sold under agreements to repurchase                                            189,016         187,908
Other borrowings                                                                           81,376          87,111
Other liabilities                                                                          21,048          17,843
-----------------------------------------------------------------------------------------------------------------
                                                          Total Liabilities          $  1,779,203    $  1,703,987
-----------------------------------------------------------------------------------------------------------------

Minority interest in consolidated subsidiaries                                              1,523           1,489

Shareholders' equity:
     Common Stock - par value $.10 per share: Authorized 15,000,000 shares;
          Issued: 8,194,035 at March 31, 2004; and 8,185,816 at December 31, 2003             819             819
     Surplus                                                                               77,044          76,926
     Undivided profits                                                                     82,376          78,676
     Accumulated other comprehensive income                                                 5,459           3,015
     Treasury stock, at cost - 26,981 shares at March 31, 2004,
          and December 31, 2003                                                              (466)           (466)


-----------------------------------------------------------------------------------------------------------------
                                                 Total Shareholders' Equity          $    165,232    $    158,970
-----------------------------------------------------------------------------------------------------------------
          Total Liabilities, Minority Interest in Consolidated Subsidiaries
                                                   and Shareholders' Equity          $  1,945,958    $  1,864,446
=================================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                                                                        Three months ended
                                                                                      -----------------------
                                                                                      03/31/2004   03/31/2003
                                                                                      ----------   ----------
INTEREST AND DIVIDEND INCOME
Loans                                                                                 $   16,587   $   16,891
Interest on balances due from banks                                                           49           15
Federal funds sold                                                                            11           13
Available-for-sale securities                                                              5,948        5,476
Held-to-maturity securities                                                                  437          394
-------------------------------------------------------------------------------------------------------------
                                            Total Interest and Dividend Income            23,032       22,789
-------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits:
     Time certificates of deposits of $100,000 or more                                       618          754
     Other deposits                                                                        3,004        3,809
Federal funds purchased and securities sold under agreements to repurchase                 1,092          620
Other borrowings                                                                             963        1,062
-------------------------------------------------------------------------------------------------------------
                                                        Total Interest Expense             5,677        6,245
-------------------------------------------------------------------------------------------------------------
                                                           Net Interest Income            17,355       16,544
-------------------------------------------------------------------------------------------------------------
                                        Less:  Provision for Loan/Lease Losses               788          540
-------------------------------------------------------------------------------------------------------------
                     Net Interest Income After Provision for Loan/Lease Losses            16,567       16,004
-------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Trust and investment services income                                                       1,326        1,000
Service charges on deposit accounts                                                        1,847        1,679
Insurance commissions and fees                                                             1,533        1,270
Card services income                                                                         558          540
Other service charges                                                                        904          790
Increase in cash surrender value of corporate owned life insurance                           302          252
Gains on sales of loans                                                                      122          500
Other income                                                                                 235           35
Net realized gain on available-for-sale securities                                            58           59
-------------------------------------------------------------------------------------------------------------
                                                      Total Noninterest Income             6,885        6,125
-------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salary and wages                                                                           6,474        5,987
Pension and other employee benefits                                                        1,874        1,833
Net occupancy expense of bank premises                                                       954          896
Furniture and fixture expense                                                                894          822
Marketing expense                                                                            397          392
Amortization of intangible assets                                                            178          190
Other operating expense                                                                    3,432        3,107
-------------------------------------------------------------------------------------------------------------
                                                    Total Noninterest Expenses            14,203       13,227
-------------------------------------------------------------------------------------------------------------
                                 Income Before Income Tax Expense and Minority
                                         Interest in Consolidated Subsidiaries             9,249        8,902
-------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                                34           33
                                                            Income Tax Expense             3,067        2,984
-------------------------------------------------------------------------------------------------------------
                                                                    Net Income        $    6,148   $    5,885
=============================================================================================================
Basic Earnings Per Share                                                              $     0.75   $     0.72
Diluted Earnings Per Share                                                            $     0.74   $     0.71
=============================================================================================================

Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on August 15, 2003.

See accompanying notes to unaudited condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                                Three months ended
                                                                             ------------------------
                                                                             03/31/2004    03/31/2003
                                                                             ----------    ----------
OPERATING ACTIVITIES
Net income                                                                   $    6,148    $    5,885
Adjustments to reconcile net income to net cash
     provided by operating activities:
Provision for loan/lease losses                                                     788           540
Depreciation and amortization premises, equipment, and software                     893           760
Amortization of intangible assets                                                   178           190
Earnings from corporate owned life insurance                                       (302)         (252)
Net amortization on securities                                                      532           887
Net realized gain on available-for-sale securities                                  (58)          (59)
Net gain on sale of loans                                                          (122)         (500)
Proceeds from sale of loans                                                       5,156        16,372
Loans originated for sale                                                        (5,228)      (15,543)
Decrease (increase) in accrued interest receivable                                   35          (382)
(Decrease) increase in accrued interest payable                                     (53)           47
Other, net                                                                        3,121         2,377
-----------------------------------------------------------------------------------------------------
                                 Net Cash Provided by Operating Activities       11,088        10,322
-----------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities                        91,611        83,826
Proceeds from sales of available-for-sale securities                             15,298            59
Proceeds from maturities of held-to-maturity securities                           6,149         4,511
Purchases of available-for-sale securities                                     (141,469)     (173,390)
Purchases of held-to-maturity securities                                         (9,800)       (6,116)
Net increase in loans                                                           (20,275)       (9,708)
Purchases of bank premises and equipment                                           (885)         (778)
Redemption of corporate owned life insurance                                        150             0
Net cash used in acquisitions                                                         0           (53)
-----------------------------------------------------------------------------------------------------
                                     Net Cash Used in Investing Activities      (59,221)     (101,649)
-----------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase in demand, money market,
  and savings deposits                                                           51,096         2,585
Net increase in time deposits                                                    25,542        13,022
Net increase  in securities sold under agreements
   to repurchase and Federal funds purchased                                      1,108        42,543
Increase in other borrowings                                                          0        40,000
Repayment of other borrowings                                                    (5,735)       (5,219)
Cash dividends                                                                   (2,448)       (2,227)
Common stock repurchased and returned to unissued status                           (256)       (3,479)
Net proceeds from exercise of stock options and related tax benefit                 374           287
-----------------------------------------------------------------------------------------------------
                                 Net Cash Provided by Financing Activities       69,681        87,512
-----------------------------------------------------------------------------------------------------

Net  Increase (Decrease) in Cash and Cash Equivalents                            21,548        (3,815)
Cash and Cash Equivalents at beginning of Period                                 65,756        64,298
Total Cash & Cash Equivalents at End of Period                               $   87,304    $   60,483
=====================================================================================================

Supplemental Information:
     Cash paid during the year for:
          Interest                                                           $    5,730    $    6,198
          Taxes                                                                     680           873

See accompanying notes to unaudited condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (In thousands, except share data) (Unaudited)

                                                                                        Accumulated
                                                                                           Other
                                             Common                      Undivided      Comprehensive    Treasury
                                             Stock          Surplus       Profits       Income (Loss)      Stock          Total
-----------------------------------------------------------------------------------------------------------------------------------
Balances at
January 1, 2003                           $        747   $     45,997   $     96,722    $      7,597    ($       466)  $    150,597
===================================================================================================================================
Comprehensive Income:
    Net Income                                                                 5,885                                          5,885
    Other comprehensive loss                                                                  (1,404)                        (1,404)
                                                                                                                       ------------
           Total Comprehensive Income                                                                                         4,481
                                                                                                                       ============

Cash dividends ($0.27/Share)                                                  (2,227)                                        (2,227)
Exercise of stock options, and related
     tax benefit (11,782 shares, net)                1            286                                                           287
Common stock repurchased and returned
     to unissued status (90,057 shares)             (8)        (3,471)                                                       (3,479)

-----------------------------------------------------------------------------------------------------------------------------------
Balances at
March 31, 2003                            $        740   $     42,812   $    100,380    $      6,193    ($       466)  $    149,659
===================================================================================================================================


-----------------------------------------------------------------------------------------------------------------------------------
Balances at
January 1, 2004                           $        819   $     76,926   $     78,676    $      3,015    ($       466)  $    158,970
===================================================================================================================================
Comprehensive Income:
    Net Income                                                                 6,148                                          6,148
    Other comprehensive income                                                                 2,444                          2,444
                                                                                                                       ------------
            Total Comprehensive Income                                                                                        8,592
                                                                                                                       ============

Cash dividends ($0.30/Share)                                                  (2,448)                                        (2,448)
Exercise of stock options and related
    tax benefit (13,753 shares, net)                 1            373                                                           374
Common stock repurchased and returned
   to unissued status (5,534 shares)                (1)          (255)                                                         (256)
-----------------------------------------------------------------------------------------------------------------------------------
Balances at
March 31, 2004                            $        819   $     77,044   $     82,376    $      5,459    ($       466)  $    165,232
===================================================================================================================================

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

In management's opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's 2003 Annual Report on Form 10-K. The consolidated financial information included herein combines the results of operations, the assets, liabilities, and shareholders' equity of the Company and its subsidiaries. Amounts in the prior period's consolidated financial statements are reclassified when necessary to conform to the current period's presentation. All significant intercompany balances and transactions are eliminated in consolidation. Share and per share data have been retroactively adjusted to reflect a 10% stock dividend paid on August 15, 2003.

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

                                                                                                   Three months ended

(in thousands except per share data)                                                           03/31/2004       03/31/2003
----------------------------------------------------------------------------------------------------------------------------
Net income:
    As reported                                                                                     $6,148           $5,885
    Deduct: Total stock-based employee compensation expense determined under
       fair value based method for all awards, net of related tax effects                              144              112
    Pro forma                                                                                       $6,004           $5,773
----------------------------------------------------------------------------------------------------------------------------

Basic earnings per share:
    As reported                                                                                     $ 0.75           $ 0.72
    Pro forma                                                                                         0.74             0.71
----------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share
    As reported                                                                                     $ 0.74           $ 0.71
    Pro forma                                                                                         0.72             0.70
============================================================================================================================

The per share weighted average fair value of the 1,000 stock options granted during the first three months of 2003 was $14.73. No stock options were granted during the first quarter of 2004. Fair values were arrived at using the Black Scholes option-pricing model with the following assumptions:

                                                                                                      2004            2003
----------------------------------------------------------------------------------------------------------------------------
Risk-free interest rate                                                                                 NA            3.44%
Expected dividend yield                                                                                 NA            3.00%
Volatility                                                                                              NA           46.20%
Expected life (years)                                                                                   NA            7.00
============================================================================================================================

In management's opinion the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options because the Company's employee stock options have characteristics different from those of traded options, for which the Black-Scholes model was developed, and because changes in the subjective assumptions can materially affect fair value estimate.


3. Earnings Per Share

A computation of Basic Earnings Per Share ("EPS") and Diluted EPS for the three month periods ending March 31, 2004 and 2003, is presented in the table below.

----------------------------------------------------------------------------------------------------------------------------
                                                                                                     Weighted         Per
Three months ended March 31, 2004                                               Net Income        Average Shares     Share
(In thousands except share and per share data)                                  (Numerator)        (Denominator)     Amount
----------------------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                                           $6,148             8,162,739       $0.75

Effect of dilutive securities                                                                          141,186

Diluted EPS
Income available to common shareholders plus assumed conversions                  $6,148             8,303,925       $0.74
============================================================================================================================

----------------------------------------------------------------------------------------------------------------------------
                                                                                                     Weighted          Per
Three months ended March 31, 2003                                               Net Income        Average Shares      Share
(In thousands except share and per share data)                                  (Numerator)        (Denominator)      Amount
----------------------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                                           $5,885             8,155,253         $0.72

Effect of dilutive securities                                                                          130,160

Diluted EPS
Income available to common shareholders plus assumed conversions                  $5,885             8,285,413         $0.71
============================================================================================================================

4.  Comprehensive Income (Loss)
                                                                                                      Three months ended
(In thousands)                                                                                    03/31/2004      03/31/2003
----------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                            $6,148          $5,885
----------------------------------------------------------------------------------------------------------------------------

Net unrealized holding gain (loss) during the period                                                   2,479         (1,369)
               Memo: Pre-tax net unrealized holding gain (loss)                                        4,131         (2,281)

Reclassification adjustment for net realized gain on
     available-for-sale securities                                                                      (35)            (35)
                                Memo: Pre-tax net realized gain                                         (58)            (59)
----------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                                                                      2,444         (1,404)

----------------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                                                            $8,592          $4,481
============================================================================================================================


5.  Employee Benefit Plans

The following table sets forth the amount of the net periodic benefit cost recognized, including the following components: the service cost and interest cost; the expected return on plan assets for the period; the amortization of the unrecognized transitional obligation or transition asset; and the amounts of recognized gains and losses, prior service cost recognized, and gain or loss recognized due to settlement or curtailment, for the pension plan and post-retirement plan.

Components of Net Period Benefit Cost

                                                                       Pension Benefit                 Other Benefits
                                                                     Three months ended              Three months ended
(In thousands)                                                    03/31/2004     03/31/2003       03/31/2004      03/31/2003
----------------------------------------------------------------------------------------------------------------------------
Service cost                                                          $  334         $  292             $ 44            $ 37
Interest cost                                                            407            384               77              71
Expected return on plan assets for the period                          (579)          (451)                0               0

Amorization of transition (asset) liability                                0           (14)               29              29
Amortization of prior service cost                                      (33)           (33)                2               2
Amortization of net loss                                                 164            175                1               0
----------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                                             $  293         $  353             $153            $139
============================================================================================================================

Although the Company is not required to contribute to the pension plan in 2004, it may voluntarily contribute to the pension plan in 2004.

In addition to the Company's noncontributory defined-benefit retirement and pension plan, the Company provides supplemental employee retirement plans to certain executives. For the three month period ended March 31, 2004, the net periodic benefit cost was $134,000, consisting of the following: service cost of $18,000; interest cost of $83,000; amortization of prior service cost of

$26,000; and amortization of net loss of $7,000. For the three month period ended March 31, 2003, the net periodic benefit cost was $126,000, consisting of the following: service cost of $16,000; interest cost of $78,000; amortization of prior service cost of $26,000; and amortization of net loss of $6,000.


6.  Financial Guarantees

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statement s No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN No. 45 requires certain disclosures and potential liability recognition for the fair value at issuance of guarantees that fall within its scope. Based upon the Company's interpretation of FIN No. 45, the Company currently does not issue any guarantees that would require liability recognition under FIN No. 45, other than standby letters of credit. As of March 31, 2004, the Company's maximum potential obligation under standby letters of credit was $18.6 million. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate losses as a result of these transactions.

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

Effective January 1, 2001, the Company completed the acquisition of 100% of the common stock of Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., in a cash and stock transaction accounted for as a purchase. The two agencies have been merged with and into Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"), a wholly-owned subsidiary of Tompkins. Subsequently, the Company has acquired three additional insurance agencies which have been merged into Tompkins Insurance. The agencies primarily offer property and casualty insurance to individuals and businesses in Western New York State. Tompkins Insurance has six offices located in the towns of Attica, Warsaw, Alden, LeRoy, Batavia and Caledonia. Further details pertaining to the mergers and acquisitions are presented in Note 6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Through its community bank subsidiaries, the Company provides traditional banking related services which constitute the Company's only reportable business segment. Banking services consist primarily of attracting deposits from the areas served by its banking offices and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans (including commercial loans collateralized by real estate), and leases, and providing trust and investment related services. The Company's principal expenses are interest on deposits, interest on borrowings, and operating and general administrative expenses, as well as provisions for loan/lease losses. Funding sources, other than deposits, include borrowings, securities sold under agreements to repurchase, and cash flow from lending and investing activities. The Company conducts trust and investment services through Tompkins Investment Services, a division of Tompkins Trust Company. Tompkins Investment Services provides trust and investment services, including investment management accounts, custody accounts, trusts, retirement plans and rollovers, estate settlement, and financial planning. Tompkins Insurance primarily provides services consisting of property and casualty insurance for individuals and businesses, which complement the services offered through the Company's banking subsidiaries.

The banking industry is highly competitive as deregulation has opened the industry for nontraditional commercial banking companies. Competition for commercial banking and other financial services is strong in the Company's market area. Competition includes other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment companies, and other financial intermediaries. The Company differentiates itself from its competitors through its full complement of banking and related financial services, and through its community commitment and involvement in its primary market areas, as well as its commitment to quality and personalized banking services. The industry is also highly regulated. As a multi-bank holding company, the Company is subject to examination and regulation from the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of the Comptroller of Currency, and the New York State Banking Department.

The Company's subsidiary banks operate 34 offices, including 1 limited-service office, serving communities located in upstate New York. The general economic climate of the markets served by the Company vary by region, with the Western New York market representing the most challenging due to recent cutbacks and layoffs by some major employers in Rochester, New York. The economic climate in Tompkins County and in the counties the Company serves near the New York City area, is more favorable, with extremely good employment and economic growth.

The following discussion is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of Tompkins Trustco, Inc. and its operating subsidiaries. It should be read in conjunction with the Company's Form 10-K and related notes for the year ended December 31, 2003, and the unaudited condensed consolidated financial statements and notes included elsewhere in this report.

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

Critical Accounting Policies

In the course of the Company's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Company. Some of these policies are more critical than others. Management considers the accounting policy relating to the reserve for loan/lease losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of reserve needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Company's results of operations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, and declines in local property values. While management's evaluation of the reserve for loan/lease losses as of March 31, 2004, considers the reserve to be adequate, under adversely different conditions or assumptions, the Company would need to increase the reserve.

All accounting policies are important and the reader of the financial statements should review these policies, described in Note 1 of the Company's Form 10-K for the year ended December 31, 2003, to gain a greater understanding of how the Company's financial performance is reported. Share and per share data have been retroactively adjusted to reflect a 10% stock dividend paid on August 15, 2003.

RESULTS OF OPERATIONS

For the quarter ended March 31, 2004, net income was $6.1 million, an increase of 4.5% over net income of $5.9 million for the same period in 2003. Diluted earnings per share was $0.74 for the first quarter of 2004, compared to $0.71 for the same period in 2003. The growth in net income includes an increase in net interest income as well as increases in key fee income categories and reflects successful execution of the Company's primary business strategies. These strategies include a commitment to community banking through diversified revenue sources, including net interest income generated from the loan and investment portfolios, trust and investment services income, commissions from insurance sales, and other service charges and fees for providing banking and related financial services.

The historically low interest rate environment continues to be a challenge to operating performance as yields on the Company's earning assets reprice downward more rapidly than the interest cost on the Company's interest-bearing liabilities. The Company's net interest margin decreased from 4.45% for the first quarter of 2003 to 4.12% for the first quarter of 2004. Despite the decline in the net interest margin, net interest income increased by 4.9% to $17.4 million for the three months ended March 31, 2004, from $16.5 million for the same period in 2003. The increase in net interest income during this period of declining margins was achieved through solid growth in earning assets. Average earning assets increased by $194.4 million, or 12.4%, from $1.6 billion at March 31, 2003, to $1.8 billion at March 31, 2004. Growth in average earning assets included a 7.8% increase in average loans and an 18.2% increase in average securities, excluding market value adjustments.

General trends in asset quality showed some deterioration when compared to the same period last year, with nonperforming assets increasing to $8.6 million at March 31, 2004 from $7.6 million at March 31, 2003. Despite the increase in nonperforming assets, the ratio of nonperforming assets to total assets reflected only a modest increase from 0.43% at March 31, 2003 to 0.44% at March 31, 2004. Weaknesses in the Western New York markets served by the Company contributed to the increase in net charge-offs in the first quarter of 2004 to $373,000, compared to $254,000 in the first quarter of 2003. The provision expense increased to $788,000 in the first quarter of 2004 from $540,000 in the same period in 2003.

Noninterest income was up $760,000, or 12.4%, to $6.9 million for the first three months of 2004, from $6.1 million for the same period in 2003. The majority of the increase was due to solid growth in trust and investment services income, insurance commissions and fees, and service charges on deposit accounts. Trust and investment services income benefited from new business initiatives as well as the rebound in the stock markets, while insurance commissions and fees benefited from two small acquisitions. Recent additions to the Company's branch network and an increase in fees and related services contributed to the growth in deposit fees.

Key performance measurements for the Company include return on average assets and return on average equity. Return on average assets for the quarter ended March 31, 2004, was 1.30%, compared to 1.40% for the same period in 2003. Return on average shareholders' equity for the first quarter of 2004 was 15.30%, compared to 15.89% for the same period in 2003. The narrowing net interest margin and significant growth in average earning assets contributed to the decrease in return on average assets and return on average equity.

Net Interest Income
The attached Average Consolidated Balance Sheet and Net Interest Analysis illustrates the trend in average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. The Company earned tax-equivalent net interest income of $18.0 million for the three months ended March 31, 2004, an increase of 4.9% over the same period in 2003. An increased volume of earning assets and noninterest bearing deposits offset a lower net interest margin and contributed to the growth in net interest income. The net interest margin for the quarter declined from 4.45% in 2003 to 4.12% in 2004.

The historically low interest rate environment has resulted in declines in both the yield on earning assets and the cost of interest-bearing liabilities. The yield on earning assets declined from 6.07% for the first three months of 2003, to 5.42% for the same period in 2004. The cost of interest-bearing liabilities declined from 1.97% to 1.59% over the same period. The larger decline in asset yields has contributed to the compression in the Company's net interest margin.

Average earning assets for the year-to-date period ended March 31, 2004 were up $194.4 million, or 12.4%, to $1.8 billion from $1.6 billion at March 31, 2003. Growth in earning assets was concentrated in securities, residential real estate, and commercial lending products. Average securities (excluding changes in unrealized gains and losses on available-for-sale securities) increased by $100.5 million for the first quarter of 2004 compared to the first quarter of 2003. Growth in the securities portfolio includes a $52.0 million increase in average U.S. Government agency securities, and a $38.8 million increase in U.S. Government mortgage-backed securities. The increase in mortgage-backed securities includes the effects of $39.7 million in securities that were created from the Company's own mortgage production in 2003.

Despite $42.0 million in residential mortgage loan sales between March 31, 2003 and March 31, 2004, and the securitization of another $39.7 million of residential mortgage loans in 2003, average residential real estate loans increased by $11.4 million for the first quarter of 2004, when compared to the same period last year.

Between March 31, 2003 and March 31, 2004, average balances for commercial real estate loans and commercial loans increased by $48.4 million and $19.4 million, respectively. The combined average balances of commercial loan products increased by 13.7% for the first quarter of 2004 compared to the first quarter of 2003. These commercial lending products represented 49.5% of average loans at March 31, 2004, compared with 46.9% of average loans at March 31, 2003. Management continues to emphasize commercial services, as these commercial loan products are typically attractive to the Company from a yield and interest rate risk management perspective.

Core deposits (total deposits, less brokered deposits, municipal money market deposits, and time deposits of $100,000 or more) supported the growth in average assets in 2004. Average core deposits increased by $98.8 million, or 9.5%, from an average balance of $1.0 billion for the first three months of 2003, to $1.1 billion for the same period in 2004. Core deposits represent the Company's largest and lowest cost funding source, with average core deposits representing 65.7% of average liabilities for the first three months of 2004. This compares to 67.3% for the same period in 2003.

Non-core funding sources, which include time deposits of $100,000 or more, brokered deposits, municipal money market deposits, Federal funds purchased, securities sold under agreements to repurchase (repurchase agreements), and other borrowings provided additional sources of funding to support asset growth. Average balances on these non-core funding sources increased by $88.5 million between March 31, 2003 and March 31, 2004. The primary component of non-core funding sources at March 31, 2004 was municipal money market deposits with an average balance of $158.2 million.

Provision for Loan/Lease Losses
The provision for loan/lease losses represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses at an adequate level. The provision for loan/lease losses of $788,000 for the first three months of 2004, is up from $540,000 for the same period in 2003. The increase in the provision for loan/lease losses in 2004 is attributable to an increase in net charge-offs, an increase in the dollar volume of nonperforming loans, as well as continued growth in the loan portfolio, including an increased level of commercial real estate and commercial loans. Net charge-offs were $373,000 for the first three months of 2004, compared to $254,000 for the same period in 2003. The reserve for loan/lease losses as a percentage of period end loans was 1.11% at March 31, 2004, and 1.09% at December 31, 2003.

Noninterest Income
Although net interest income is the Company's primary revenue source, competitive, regulatory and economic conditions have led management to target noninterest income sources as important drivers of long-term revenue growth. Noninterest income for the three months ended March 31, 2004, was $6.9 million, an increase of 12.4% over the same period in 2003. For the year-to-date period ended March 31, 2004, noninterest income represented 28.4% of total revenue, compared to 27.0% for the same period in 2003.

Trust and investment services income was $1.3 million in the first three months of 2004, which is up 32.6% over the same period in 2003. Growth in new business and an increase in the major stock market indices contributed to the growth in trust and investment services income for the quarter. With fees largely based on the market value and mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The market value of assets managed by, or in custody of, Tompkins Investment Services was $1.4 billion at March 31, 2004, up nearly 9.4% from March 31, 2003. Tompkins Investment Services generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing investments in employee benefits plans. Services are primarily provided to customers in the Trust Company's market area of Tompkins County; however, Tompkins Investment Services representatives serve clients in The Bank of Castile and Mahopac National Bank markets. Trends for new business in trust and investments services remain positive.

Service charges on deposit accounts were $1.8 million for the three month period ended March 31, 2004, compared to $1.7 million for the same period in 2003. The growth in 2004 over 2003 reflects an increase in deposit accounts, fee increases, and additional deposit related services. The average dollar volume of noninterest-bearing accounts increased by $36.4 million between March 31, 2003 and March 31, 2004, to $280.7 million from $244.3 million, while interest-bearing checking, savings and money market accounts increased by $49.9 million over the same period, from $721.4 million to $771.3 million.

Insurance commissions and fees were $1.5 million for the first three months of 2004, up 20.7% from the $1.3 million for the same period last year. Higher premium costs instituted by underwriting insurance companies and Tompkins Insurance's acquisition of two small insurance agencies in 2003 contributed to the growth in commission income in the first quarter of 2004 compared to the same period in 2003. Tompkins Insurance has also expanded its efforts to offer services to the customers of The Bank of Castile by locating representatives in offices of The Bank of Castile.

Card services income of $558,000 for the three months ended March 31, 2004 was up 3.3% from income of $540,000 for the same period in 2003. Card services products include traditional credit cards, purchasing cards, and debit cards.

Noninterest income for the first three months of 2004 includes $302,000 of income relating to increases in the cash surrender value of corporate owned life insurance (COLI). This compares to $252,000 for the same period in 2003. The COLI relates to life insurance policies covering certain senior officers of the Company. The Company's average investment in COLI was $22.9 million for the three month period ended March 31, 2004, compared to $21.5 million for the same period in 2003. Although income associated with the insurance policies is not included in interest income, increases in the cash surrender value produced a tax-equivalent return of 7.81% for the first quarter of 2004, compared to 7.82% for the same period in 2003.

Residential loan volume was lower in the first quarter of 2004 compared with that in the first quarter of 2003, as an increase in interest rates for residential loan products slowed the volume of applications to refinance loans. Historically low interest rates in 2003 led to strong application volume, including applications to refinance mortgage loans currently serviced by the Company and others. As a result of lower application volume in 2004, loan sales decreased to $5.0 million in the first quarter of 2004 from $15.9 million in the first quarter of 2003. Gains on loan sales were $122,000 in the first three months of 2004, compared with $500,000 in the first three months of 2003.

Noninterest Expenses
Total noninterest expenses were $14.2 million for the three months of 2004, an increase of 7.4% over noninterest expenses of $13.2 million for the same period in 2003. The increase in noninterest expense in the first three months of 2004 over the same period in 2003 is concentrated in personnel-related costs. Personnel-related expenses comprise the largest segment of noninterest expense, representing 58.8% of noninterest expense for the first three months of 2004 compared to 59.1% of operating expense for the first three months of 2003. The 6.8% increase in personnel-related expenses year-over-year was primarily a result of higher salaries and wages related to an increase in average full time equivalents (FTEs), from 534 at March 31, 2003 to 570 at March 31, 2004, as well as annual salary adjustments. The increase in FTEs is primarily a result of staffing requirements at the Company's newer offices, including the Auburn office of Tompkins Trust Company, which opened in July 2003, and the two small insurance agency acquisitions by Tompkins Insurance in 2003.

Expenses related to bank premises and furniture and fixtures totaled $1.8 million for the first three months of 2004, an increase of 7.6% over the same period last year. The additions to the Company's branch network mentioned above as well as higher taxes, insurance and utility costs contributed to the increased expenses for bank premises and furniture and fixtures year-over-year.

Other operating expense amounted to $3.4 million in the first three months of 2004, compared to $3.1 million for the same period in 2003. Contributing to the increase were: higher professional fees related to complying with Sarbanes-Oxley Act of 2002; higher software licenses and maintenance; and an increase in donations.

Income Tax Expense
The provision for income taxes provides for Federal and New York State income taxes. The provision for the three months ended March 31, 2004, was $3.1 million, compared to $3.0 million in 2003. The increased provision is primarily due to increased levels of taxable income. The effective tax rate for the first three months of 2004 was 33.2% compared to 33.5% for the same period in 2003.

FINANCIAL CONDITION
The Company's total assets were $1.9 billion at March 31, 2004, representing an increase of $81.5 million over total assets reported at December 31, 2003. Asset growth included a $41.8 million increase in the carrying value of securities and a $20.1 million increase in total loans. Loan growth during the period is net of $5.0 million in sales of fixed rate residential mortgage loans. Loan growth was concentrated in the commercial real estate and residential real estate loan portfolios. Growth in the securities portfolio reflects enhanced utilization of the Company's liquidity position. Deposits were up $76.6 million in the first quarter of 2004, from $1.4 billion at December 31, 2003 to $1.5 billion at March 31, 2004. Additions to the Company's branch network and municipal deposits contributed to the growth in deposits in the first quarter of 2004.

Capital
Total shareholders' equity totaled $165.2 million at March 31, 2004, an increase of $6.3 million from December 31, 2003. Surplus increased $118,000 from $76.9 million at December 31, 2003, to $77.0 million at March 31, 2004, while accumulated other comprehensive income was up $2.4 million over the same period. The increase in other comprehensive income relates to an increase in unrealized gains on available-for-sale securities. Undivided profits at March 31, 2004, were up $3.7 million from December 31, 2003. Cash dividends paid in the first three months of 2004 totaled approximately $2.4 million, representing 39.8% of year to date earnings. Cash dividends of $0.30 per share for the first three months of 2004 were up from $0.27 per share for the same period in 2003.

On July 24, 2002, the Company's board of directors approved a stock repurchase plan (the "Plan"), which authorizes the repurchase of up to 440,000 shares of Tompkins common stock over a two year period. To date, 102,653 shares have been purchased under this Plan at an average cost of $39.13. This includes 5,534 shares purchased in the first quarter of 2004, at an average cost of $46.16 per share.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and its subsidiaries meet all capital adequacy requirements to which they are subject. The table below reflects the Company's capital position at March 31, 2004, compared to the regulatory capital requirements for "well capitalized" institutions.

REGULATORY CAPITAL ANALYSIS - March 31,  2004
---------------------------------------------------------------------------------------------------------------
                                                                Actual                Well Capitalized
                                                                                         Requirement
(Dollar amounts in thousands)                            Amount        Ratio        Amount          Ratio
---------------------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets)                 $160,389       13.4%       $119,512         10.0%
Tier I Capital (to risk weighted assets)                $148,289       12.4%       $ 71,707          6.0%
Tier I Capital (to average assets)                      $148,289        7.9%       $ 94,163          5.0%
---------------------------------------------------------------------------------------------------------------

As illustrated above, the Company's capital ratios on March 31, 2004, remain well above the minimum requirement for well capitalized institutions. As of March 31, 2004, the capital ratios for each of the Company's subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

Reserve for Loan/Lease Losses and Nonperforming Assets
Management reviews the adequacy of the reserve for loan/lease losses (reserve) on a regular basis. Management considers the accounting policy relating to the reserve to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the reserve required to cover credit losses in the portfolio and the material effect that assumption could have on the results of operations. Factors considered in determining the adequacy of the reserve and the related provision include: management's approach to granting new credit; the ongoing monitoring of existing credits by the internal and external loan review functions; the growth and composition of the loan and lease portfolio; comments received during the course of independent examinations; current local economic conditions; past due and nonperforming loan statistics; estimated collateral values; and a historical review of loan and lease loss experience. Based upon consideration of the above factors, management believes that the reserve is adequate to provide for the risk of loss inherent in the current loan and lease portfolio. Activity in the Company's reserve for loan/lease losses during the first three months of 2004 and 2003 is illustrated in the table below.

ANALYSIS OF THE RESERVE FOR LOAN/LEASE LOSSES  (In thousands)
-----------------------------------------------------------------------------------------------------------
                                                                        March 31, 2004      March 31, 2003
-----------------------------------------------------------------------------------------------------------
Average Loans and Leases Outstanding Year to Date                           $1,078,043          $1,000,310
-----------------------------------------------------------------------------------------------------------
Beginning Balance                                                               11,685              11,704
-----------------------------------------------------------------------------------------------------------
Provision for loan/lease losses                                                    788                 540
     Loans charged off                                                           (576)               (385)
     Loan recoveries                                                               203                 131
-----------------------------------------------------------------------------------------------------------
Net charge-offs                                                                    373                 254
-----------------------------------------------------------------------------------------------------------
Ending Balance                                                              $   12,100          $   11,990
===========================================================================================================

The reserve represented 1.11% of total loans and leases outstanding at March 31, 2004, down from 1.19% at March 31, 2003. The reserve coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) decreased from 1.68 times at March 31, 2003, to 1.46 times at March 31, 2004. Management is committed to early recognition of loan problems and to maintaining an adequate reserve.

The level of nonperforming assets at March 31, 2004, and 2003 is illustrated in the table below. Nonperforming assets of $8.6 million as of March 31, 2004, reflect an increase of $1.0 million from $7.6 million as of March 31, 2003. Despite the increase in the dollar volume of nonperforming assets between March 31, 2004, and March 31, 2003, the current level of nonperforming assets remains modest at 0.44% of total assets. Approximately $257,000 of the nonperforming loans at March 31, 2004, were secured by U.S. Government guarantees, while $2.5 million were secured by one to four family residential properties.

Potential problem loans/leases are loans/leases that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans/leases as nonperforming at sometime in the future. Management considers loans/leases classified as Substandard, which continue to accrue interest, to be potential problem loans/leases. At March 31, 2004, the Company's internal loan review function had identified 24 commercial relationships totaling $9.8 million, which it has classified as Substandard, which continue to accrue interest. As of December 31, 2003, the Company's internal loan review function had classified 32 commercial relationships totaling $11.5 million, which continue to accrue interest, as Substandard. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in aggregate, give management reason to believe that the current risk exposure on these loans is not significant. At March 31, 2004, approximately $420,000 of these loans were backed by guarantees of U.S. government agencies. While in a performing status as of March 31, 2004, these loans exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.

NONPERFORMING ASSETS (In thousands)
--------------------------------------------------------------------------------------------------------
                                                                    March 31, 2004       March 31, 2003
--------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                            $8,062               $6,585
Loans past due 90 days and accruing                                             46                  317
Troubled debt restructuring not included above                                 195                  252
--------------------------------------------------------------------------------------------------------
     Total nonperforming loans                                               8,303                7,154
--------------------------------------------------------------------------------------------------------
Other real estate, net of allowances                                           299                  399
--------------------------------------------------------------------------------------------------------
     Total nonperforming assets                                             $8,602               $7,553
--------------------------------------------------------------------------------------------------------
Total nonperforming loans as a percent of total loans                        0.76%                0.71%
Total nonperforming assets as a percentage of total assets                   0.44%                0.43%
========================================================================================================

Deposits and Other Liabilities
Total deposits of $1.5 billion on March 31, 2004, were up $76.6 million, or 5.4%, from December 31, 2003. Core deposits represent the primary funding source for the Company. As of March 31, 2004, core deposits of $1.2 billion represented 65.0% of total liabilities. This compares to core deposits of $1.1 billion, representing 66.4% of total liabilities at December 31, 2003. The opening of the Cortland office (December 2002) and Auburn office (July 2003) of the Trust Company helped support deposit growth.

Non-core funding sources for the Company totaled $601.6 million at March 31, 2004, up from $554.1 million at December 31, 2003. The majority of the increase was in time deposits of $100,000 or more and municipal money market deposits.

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

Cash and cash equivalents totaled $87.3 million as of March 31, 2004, up from $65.8 million at December 31, 2003. Short term investments, consisting of securities due in one year or less, decreased from $24.8 million at December 31, 2003, to $23.2 million on March 31, 2004. Securities carried at $454.7 million at December 31, 2003 and $527.8 million at March 31, 2004, were designated as pledged securities for public deposits, borrowed funds and for other purposes as provided by law. Pledged securities represented 77.2% of total securities as of March 31, 2004, compared to 70.9% as of December 31, 2003.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At March 31, 2004, the unused borrowing capacity on established lines with the FHLB was $131.3 million. As members of the FHLB, the Company's subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At March 31, 2004, total unencumbered residential mortgage loans of the Company were $225.4 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of March 31, 2004.

Condensed Static Gap - March 31, 2004                                          Repricing Interval
                                                                                                           Cumulative
(Dollar amounts in thousands)                         Total     0-3 months    3-6 months     6-12 months    12 months
---------------------------------------------------------------------------------------------------------------------
Interest-earning assets                            $1,794,951   $  579,247    $  116,757     $  195,596    $  891,600
Interest-bearing liabilities                        1,488,369      553,925       117,871        187,124       858,920
---------------------------------------------------------------------------------------------------------------------
Net gap position                                                    25,322        (1,114)         8,472        32,680
---------------------------------------------------------------------------------------------------------------------
Net gap position as a percentage of total assets                      1.30%        (0.06%)         0.44%         1.68%
=====================================================================================================================

The Company's board of directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 200 basis point change in rates. Based upon the simulation analysis performed as of March 31, 2004, a 200 basis point upward shift in interest rates over a one-year time frame would result in a one-year decline in net interest income of approximately 1.68%, assuming no balance sheet growth and no management action to address balance sheet mismatches. The same simulation indicates that a 100 basis point decline in interest rates over a one-year period would result in a decrease in net interest income of 1.83%.

Although the simulation model suggests a relatively modest exposure to changes in interest rates, the base scenario (which assumes interest rates remain at current levels) indicates a downward trending net interest margin due to more assets repricing than liabilities in the current low rate environment. Given the expectation of a lower net interest margin in 2004, net interest income growth in 2004 will be largely dependent upon continued growth in earning assets.

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


Item 4.           Controls and Procedures


The Company's management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of March 31, 2004. Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in reports filed or submitted by the Company under the Exchange Act.

There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed by the Company's Chief Executive Officer and Chief Financial Officer.

          Average Consolidated Balance Sheet and Net Interest Analysis

                                                        Year to Date Period Ended               Year to Date Period Ended
                                                                 Mar-04                                  Mar-03
----------------------------------------------------------------------------------------------------------------------------------
                                                     Average                                 Average
                                                     Balance                   Average       Balance                    Average
(Dollar amounts in thousands)                         (YTD)     Interest     Yield/Rate       (YTD)      Interest     Yield/Rate
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
     Certificates of deposit with other banks     $   19,319   $       49          1.02%   $    3,778   $       15          1.61%
     Securities (1)
         U.S. Government Securities                  523,166        5,316          4.09%      432,384        4,680          4.39%
         State and municipal (2)                      98,299        1,495          6.12%       85,407        1,432          6.80%
         Other Securities (2)                         32,123          151          1.89%       35,306          308          3.54%
                                                ----------------------------------------------------------------------------------
         Total securities                            653,588        6,962          4.28%      553,097        6,420          4.71%
     Federal Funds Sold                                4,867           11          0.91%        4,248           13          1.24%
     Loans, net of unearned income (3)
          Real Estate                                676,530       10,214          6.07%      618,385       10,333          6.78%
          Commercial Loans (2)                       274,358        3,872          5.68%      254,928        3,815          6.07%
          Consumer Loans                             105,541        2,212          8.43%      103,433        2,368          9.28%
          Direct Lease Financing                      21,614          323          6.01%       23,564          412          7.09%
                                                ----------------------------------------------------------------------------------
          Total loans, net of unearned income      1,078,043       16,621          6.20%    1,000,310       16,928          6.86%
                                                ----------------------------------------------------------------------------------
          Total interest-earning assets            1,755,817       23,643          5.42%    1,561,433       23,376          6.07%
                                                ----------------------------------------------------------------------------------

Other assets                                         144,993                                  139,858

                                                ------------                             ------------
          Total assets                            $1,900,810                               $1,701,291
                                                ============                             ============

----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES & SHAREHOLDERS' EQUITY EQUITY
Deposits
     Interest-bearing deposits
          Interest bearing checking, savings,
                 & money market                      771,268        1,336          0.70%      721,387        1,805          1.01%
          Time Dep > $100,000                        113,882          618          2.18%      113,290          754          2.70%
          Time Dep < $100,000                        248,304        1,459          2.36%      249,822        1,820          2.95%
          Brokered Time Dep < $100,000                28,605          209          2.94%       20,051          184          3.72%
                                                ----------------------------------------------------------------------------------
          Total interest-bearing deposits          1,162,059        3,622          1.25%    1,104,550        4,563          1.68%

Federal funds purchased & securities sold under
          agreements to repurchase                   189,967        1,092          2.31%       89,046          620          2.82%
Other borrowings                                      84,973          963          4.56%       92,494        1,062          4.66%
                                                ----------------------------------------------------------------------------------
     Total interest-bearing liabilities            1,436,999        5,677          1.59%    1,286,090        6,245          1.97%

Noninterest bearing deposits                         280,661                                  244,255
Minority Interest                                      1,506                                    1,507
Accrued expenses and other liabilities                20,046                                   19,230
                                                ------------                             ------------
     Total liabilities                             1,739,212                                1,551,082

Shareholders' equity                                 161,598                                  150,209
                                                ------------                             ------------
     Total liabilities and shareholders' equity   $1,900,810                               $1,701,291
                                                ============                             ============
Interest rate spread                                                               3.83%                                    4.10%
                                                             ---------------------------              ---------------------------
  Net interest income/margin on earning assets                 $   17,966         4.12%                 $   17,131          4.45%

Tax equivalent adjustment                                            (611)                                    (587)
                                                             ------------                             ------------
  Net interest income per consolidated
       financial statements                                    $   17,355                               $   16,544
----------------------------------------------------------------------------------------------------------------------------------

(1) Average balances and yields exclude unrealized gains and losses on available-for-sale securities.
(2) Interest income includes the effects of taxable-equivalent adjustments using a blended Federal and State income tax rate of 40% to increase tax exempt interest income to a taxable-equivalent basis.
(3) Nonaccrual loans are included in the average loans totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in
    Note 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Maximum Number
                                                                                                               (or Approximate
                                                                                      Total Number of          Dollar Value) of
                                                                                     Shares Purchased          Shares that May
                                                                                    as Part of Publicly        Yet Be Purchased
                                     Total Number of        Average Price Paid        Announced Plans         Under the Plans or
                                     Shares Purchased           Per Share               or Programs               Programs
              Period                       (a)                     (b)                      (c)                     (d)
----------------------------------------------------------------------------------------------------------------------------------
January 1, 2004 through
January 31, 2004                                     0                     N/A                      N/A                 342,881

February 1, 2004 through
February 29, 2004                                5,534                  $46.16                    5,534                 337,347

March 1, 2004 through
March 31, 2004                                       0                     N/A                      N/A                 337,347

Total                                            5,534                  $45.79                    5,534                 337,347
----------------------------------------------------------------------------------------------------------------------------------

On July 24, 2002, the Company's board of directors approved a stock repurchase plan (the "Plan"), which authorizes the repurchase of up to 440,000 shares of Tompkins common stock over a two year period. To date, 102,653 shares have been purchased under this Plan at an average cost of $39.13. This includes 5,534 shares purchased in the first quarter of 2004, at an average cost of $46.16 per share.


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

                  32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 2002 (filed herewith).


(b)      Reports on Form 8-K

                  On January 28, 2004, Tompkins Trustco, Inc. filed a Form 8-K pursuant to "Item 12-Results of Operations and Financial Condition" of Form 8-K, disclosing that the Company issued a press release on January 28, 2004, announcing its earnings for the calendar quarter ended December 31, 2003. A copy of the press release was attached to the Form 8-K as an exhibit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    April 30, 2004

TOMPKINS TRUSTCO, INC.


By: /s/ JAMES J. BYRNES
    ---------------------------
    James J. Byrnes
    Chairman of the Board,
    Chief Executive Officer



By: /s/ FRANCIS M. FETSKO
    ---------------------------
    Francis M. Fetsko
    Executive Vice President and
    Chief Financial Officer

EXHIBIT INDEX
-------------



EXHIBIT NUMBER                   DESCRIPTION                               PAGES
--------------                   -----------                               -----

31.1            Certification of Chief Executive Officer as required
                pursuant to Section 302 of Sarbanes-Oxley Act of 2002.     25

31.2            Certification of Chief Financial Officer as required
                pursuant to Section 302 of the Sarbanes-Oxley Act
                of 2002.                                                   26

32.1            Certification of the Chief Executive Officer Pursuant
                to 18 U.S.C. Section 1350, as Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002              27

32.2            Certification of the Chief Financial Officer Pursuant
                to 18 U.S.C. Section 1350, as Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act 2002                 28