Form 10-Q
period 2004-06-30
TOMPKINS TRUSTCO INC
filed 2004-08-09
CIK 1005817

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission File Number 1-12709


                                [GRAPHIC OMITTED]

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

                 Class                     Outstanding as of  July 31, 2004
        ----------------------------       --------------------------------
        Common Stock, $.10 par value                 8,113,628 shares

                             TOMPKINS TRUSTCO, INC.

                                    FORM 10-Q

                                      INDEX

PART I -FINANCIAL INFORMATION
                                                                           PAGE
                                                                           ----
         Item 1 - Financial Statements (Unaudited)
                  Condensed Consolidated Statements of Condition as of
                  June 30, 2004 and December 31, 2003                      3

                  Condensed Consolidated Statements of Income for
                  the three months and six months ended
                  June 30, 2004 and 2003                                   4

                  Condensed Consolidated Statements of Cash Flows for
                  the six months ended June 30, 2004 and 2003              5

                  Condensed Consolidated Statements of Changes in
                  Shareholders' Equity for the six months ended
                  June 30, 2004 and 2003                                   6

                  Notes to Unaudited Condensed Consolidated Financial
                  Statements                                               7-10

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      11-18

         Item 3 - Quantitative and Qualitative Disclosures about
                  Market Risk                                              18

         Item 4 - Controls and Procedures                                  19

         Average Consolidated Balance Sheet and Net Interest Analysis      20

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                        21

         Item 2 - Changes in Securities and Use of Proceeds                21

         Item 3 - Defaults on Senior Securities                            21

         Item 4 - Submission of Matters to a Vote of Securities Holders    21-22

         Item 5 - Other Information                                        22

         Item 6 - Exhibits and Reports on Form 8-K                         22

SIGNATURES                                                                 23

EXHIBIT INDEX                                                              24


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                  (In thousands, except share data) (Unaudited)

                                                                                            As of          As of
ASSETS                                                                                    06/30/2004     12/31/2003
                                                                                         ------------   ------------
Cash and noninterest bearing balances due from banks                                     $     52,103   $     56,540
Interest bearing balances due from banks                                                        1,000          9,216
Federal funds sold                                                                                  0              0
Available-for-sale securities, at fair value                                                  610,202        592,137
Held-to-maturity securities, fair value of $54,123 at
  June 30, 2004 and $51,441 at December 31, 2003                                               53,691         49,528
Loans and leases net of unearned income and deferred costs and fees                         1,121,987      1,069,140
Less:  Reserve for loan/lease losses                                                           12,100         11,685
--------------------------------------------------------------------------------------------------------------------
                                                                  Net Loans/Leases          1,109,887      1,057,455

Bank premises and equipment, net                                                               29,764         28,466
Corporate owned life insurance                                                                 23,328         22,843
Goodwill                                                                                       11,541         11,541
Other intangible assets                                                                         2,905          3,322
Accrued interest and other assets                                                              34,939         33,398
====================================================================================================================
                                                                      Total Assets       $  1,929,360   $  1,864,446
====================================================================================================================

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARIES AND SHAREHOLDERS' EQUITY
Deposits:
  Interest bearing:
    Checking, savings and money market                                                   $    772,273   $    747,691
    Time                                                                                      413,830        381,175
  Noninterest bearing                                                                         304,472        282,259
--------------------------------------------------------------------------------------------------------------------
                                                                    Total Deposits          1,490,575      1,411,125

Securities sold under agreements to repurchase                                                189,350        187,908
Other borrowings                                                                               73,052         87,111
Other liabilities                                                                              17,725         17,843
--------------------------------------------------------------------------------------------------------------------
                                                                 Total Liabilities       $  1,770,702   $  1,703,987
--------------------------------------------------------------------------------------------------------------------

Minority interest in consolidated subsidiaries                                                  1,495          1,489

Shareholders' equity:
  Common Stock - par value $.10 per share: Authorized 15,000,000 shares;
    Issued: 8,165,517 at June 30, 2004; and 8,185,816 at December 31, 2003                        817            819
  Surplus                                                                                      76,215         76,926
  Undivided profits                                                                            86,028         78,676
  Accumulated other comprehensive (loss) income                                                (4,948)         3,015
  Treasury stock, at cost - 41,734 shares at June 30, 2004,
    and 26,981 shares at December 31, 2003                                                       (949)          (466)
--------------------------------------------------------------------------------------------------------------------
                                                        Total Shareholders' Equity       $    157,163   $    158,970
====================================================================================================================
                 Total Liabilities, Minority Interest in Consolidated Subsidiaries
                                                          and Shareholders' Equity       $  1,929,360   $  1,864,446
====================================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                                                      Three months ended             Six months ended
                                                                   06/30/2004     06/30/2003     06/30/2004     06/30/2003
                                                                  ------------   ------------   ------------   ------------
INTEREST AND DIVIDEND INCOME
Loans                                                             $     16,842   $     17,104   $     33,430   $     33,996
Balances due from banks                                                     28              3             76             18
Federal funds sold                                                           5              1             17             14
Available-for-sale securities                                            5,973          5,157         11,920         10,633
Held-to-maturity securities                                                454            386            890            780
---------------------------------------------------------------------------------------------------------------------------
                            Total Interest and Dividend Income          23,302         22,651         46,333         45,441
---------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits:
  Time certificates of deposits of $100,000 or more                        659            731          1,276          1,485
  Other deposits                                                         3,008          3,507          6,013          7,316
Federal funds purchased and securities sold under agreements
  to repurchase                                                          1,091            792          2,182          1,405
Other borrowings                                                           934          1,068          1,897          2,137
---------------------------------------------------------------------------------------------------------------------------
                                        Total Interest Expense           5,692          6,098         11,368         12,343
---------------------------------------------------------------------------------------------------------------------------
                                           Net Interest Income          17,610         16,553         34,965         33,098
---------------------------------------------------------------------------------------------------------------------------
                        Less:  Provision for loan/lease losses             736            598          1,525          1,138
---------------------------------------------------------------------------------------------------------------------------
     Net Interest Income After Provision for Loan/Lease Losses          16,874         15,955         33,440         31,960
---------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Trust and investment services income                                     1,338          1,045          2,664          2,046
Service charges on deposit accounts                                      1,948          1,674          3,795          3,352
Insurance commissions and fees                                           1,657          1,332          3,191          2,603
Card services income                                                       631            618          1,189          1,158
Other service charges                                                      741            820          1,644          1,610
Increase in cash surrender value of corporate owned life
  insurance                                                                280            263            582            515
(Losses) gains on sale of loans                                             (3)           326            119            825
Other income                                                               191            192            425            227
Net realized gain on available-for-sale securities                          19            283             78            342
---------------------------------------------------------------------------------------------------------------------------
                                      Total Noninterest Income           6,802          6,553         13,687         12,678
---------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salary and wages                                                         6,790          6,035         13,264         12,023
Pension and other employee benefits                                      1,782          1,720          3,653          3,549
Net occupancy expense of bank premises                                     920            789          1,874          1,685
Furniture and fixture expense                                              820            811          1,699          1,625
Marketing expense                                                          573            525            970            917
Amortization of intangible assets                                          170            183            348            373
Other operating expense                                                  3,592          3,111          7,042          6,230
---------------------------------------------------------------------------------------------------------------------------
                                    Total Noninterest Expenses          14,647         13,174         28,850         26,402
---------------------------------------------------------------------------------------------------------------------------
                 Income Before Income Tax Expense and Minority
                         Interest in Consolidated Subsidiaries           9,029          9,334         18,277         18,236
---------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                              34             34             67             67
                                            Income Tax Expense           2,893          3,111          5,960          6,095
===========================================================================================================================
                                                    Net Income    $      6,102   $      6,189   $     12,250   $     12,074
===========================================================================================================================
Basic Earnings Per Share                                          $       0.75   $       0.76   $       1.50   $       1.48
===========================================================================================================================
Diluted Earnings Per Share                                        $       0.74   $       0.75   $       1.48   $       1.46
===========================================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                                         Six months ended
                                                                                     06/30/2004     06/30/2003
                                                                                    ------------   ------------
OPERATING ACTIVITIES
Net income                                                                          $     12,250   $     12,074
Adjustments to reconcile net income to net cash
  provided by operating activities:
Provision for loan/lease losses                                                            1,525          1,138
Depreciation and amortization premises, equipment, and software                            1,801          1,529
Amortization of intangible assets                                                            348            373
Earnings from corporate owned life insurance                                                (582)          (515)
Net amortization on securities                                                             1,144          2,100
Net realized gain on available-for-sale securities                                           (78)          (342)
Net gain on sale of loans                                                                   (119)          (825)
Proceeds from sale of loans                                                                7,810         27,488
Loans originated for sale                                                                 (7,691)       (26,354)
Net loss on sales of bank premises and equipment                                             (13)            38
Decrease in accrued interest receivable                                                       34            151
(Decrease) increase in accrued interest payable                                             (186)            18
Other, net                                                                                 3,649            173
----------------------------------------------------------------------------------------------------------------
                                     Net Cash Provided by Operating Activities            19,892         17,046
----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities                                151,959        179,996
Proceeds from sales of available-for-sale securities                                      23,835         38,559
Proceeds from maturities of held-to-maturity securities                                   11,456          8,177
Purchases of available-for-sale securities                                              (208,141)      (264,373)
Purchases of held-to-maturity securities                                                 (15,677)       (10,016)
Net increase in loans                                                                    (53,957)       (49,391)
Proceeds from sale of bank premises and equipment                                             41              4
Purchases of bank premises and equipment                                                  (2,898)        (1,753)
Redemption of corporate owned life insurance                                                  98              0
Net cash used in acquisitions                                                                  0            (53)
----------------------------------------------------------------------------------------------------------------
                                         Net Cash Used in Investing Activities           (93,284)       (98,850)
----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase in demand, money market,
  and savings deposits                                                                    46,795          9,031
Net increase in time deposits                                                             32,655         12,963
Net increase in securities sold under agreements
  to repurchase and Federal funds purchased                                                1,442         86,343
Increase in other borrowings                                                               5,023         60,000
Repayment of other borrowings                                                            (19,082)       (59,441)
Cash dividends                                                                            (4,898)        (4,438)
Common stock repurchased and returned to unissued status                                  (1,627)        (3,532)
Net proceeds from exercise of stock options and related tax benefit                          431            375
----------------------------------------------------------------------------------------------------------------
                                     Net Cash Provided by Financing Activities            60,739        101,301
----------------------------------------------------------------------------------------------------------------

Net (Decrease) Increase in Cash and Cash Equivalents                                     (12,653)        19,497
Cash and cash equivalents at beginning of period                                          65,756         64,298
===============================================================================================================
Total Cash & Cash Equivalents at End of Period                                      $     53,103   $     83,795
===============================================================================================================

Supplemental Information:
  Cash paid during the year for:
      Interest                                                                      $     11,554   $     12,325
      Taxes                                                                                4,708          3,445

See accompanying notes to unaudited condensed consolidated financial statements.


      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (In thousands, except share data) (Unaudited)
                                                                                  Accumulated
                                                                                     Other
                                           Common                     Undivided   Comprehensive   Treasury
                                            Stock        Surplus       Profits    Income (Loss)    Stock         Total
=========================================================================================================================
January 1, 2003                          $      747    $   45,997    $   96,722    $    7,597    ($     466)   $  150,597
-------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
  Net Income                                                             12,074                                    12,074
  Other comprehensive loss                                                               (769)                       (769)
                                                                                                               ----------
      Total Comprehensive Income                                                                                   11,305
                                                                                                               ==========

Cash dividends ($0.55/Share)                                             (4,438)                                   (4,438)
Exercise of stock options, and related
  tax benefit (16,387 shares, net)                1           374                                                     375
Common stock repurchased and returned
  to unissued status (91,355 shares)             (8)       (3,524)                                                 (3,532)
=========================================================================================================================
Balances at June 30, 2003                $      740    $   42,847    $  104,358    $    6,828    ($     466)   $  154,307
=========================================================================================================================

-------------------------------------------------------------------------------------------------------------------------
January 1, 2004                          $      819    $   76,926    $   78,676    $    3,015    ($     466)   $  158,970
-------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
  Net Income                                                             12,250                                    12,250
  Other comprehensive loss                                                             (7,963)                     (7,963)
                                                                                                               ----------
      Total Comprehensive Income                                                                                    4,287
                                                                                                               ==========

Cash dividends ($0.60/Share)                                             (4,898)                                   (4,898)
Exercise of stock options and related
  tax benefit ( 15,947 shares, net)               2           429                                                     431
Common stock repurchased and returned
  to unissued status ( 36,246 shares)            (4)       (1,623)                                                 (1,627)
Directors deferred compensation plan
  (14,753 shares)                                             483                                      (483)            0
=========================================================================================================================
Balances at June 30, 2004                $      817    $   76,215    $   86,028    ($   4,948)   ($     949)   $  157,163
=========================================================================================================================

Share and per share data have been retroactively adjusted to reflect a 10% stock dividend paid on August 15, 2003.

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Trustco, Inc. ("Tompkins" or the "Company"), is the corporate parent to three community banks, Tompkins Trust Company ("Trust Company"), The Bank of Castile, and The Mahopac National Bank ("Mahopac National Bank"), which together operate 35 banking offices in New York State market areas served by its subsidiary banks. Unless the context otherwise requires, the term "Company" refers to Tompkins Trustco, Inc. and its subsidiaries.

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

2. Basis of Presentation

The unaudited condensed consolidated financial statements included in this quarterly report have been prepared in accordance with accounting principles generally accepted in the United States of America. In the application of certain accounting policies management is required to make assumptions regarding the effect of matters that are inherently uncertain. These estimates and assumptions affect the reported amounts of certain assets, liabilities, revenues, and expenses in the consolidated financial statements. Different amounts could be reported under different conditions, or if different assumptions were used in the application of these accounting policies. The accounting policy management considers critical in this respect is the determination of the reserve for loan/lease losses.

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


                                                                Three months ended         Six months ended
(in thousands except per share data)                          06/30/2004   06/30/2003   06/30/2004   06/30/2003
---------------------------------------------------------------------------------------------------------------
Net Income:
  As reported                                                 $    6,102   $    6,189   $   12,250   $   12,074
  Deduct:  Total stock-based employee compensation expense
   determined under fair value based method for all awards,
   net of all related tax effects                                    167          149          312          261
---------------------------------------------------------------------------------------------------------------
  Pro forma                                                   $    5,935   $    6,040   $   11,938   $   11,813
---------------------------------------------------------------------------------------------------------------

Basic earnings per share:
  As reported                                                 $     0.75   $     0.76   $     1.50   $     1.48
---------------------------------------------------------------------------------------------------------------
  Pro forma                                                         0.73         0.74         1.46         1.45
---------------------------------------------------------------------------------------------------------------

Diluted earnings per share:
  As reported                                                 $     0.74   $     0.75   $     1.48   $     1.46
===============================================================================================================
  Pro forma                                                         0.72         0.73         1.44         1.43
===============================================================================================================

The per share weighted average fair value of the 199,000 stock options granted during the first six months of 2004 was $15.00. The per share weighted average fair value of the 1,000 stock options granted during the first six months of
2003 was $16.21. Fair values were arrived at using the Black Scholes option-pricing model with the following assumptions:
                                                                                              2004         2003
---------------------------------------------------------------------------------------------------------------
Risk-free interest rate                                                                       3.82%        3.44%
Expected dividend yield                                                                       2.70%        3.00%
Volatility                                                                                   39.76%       46.20%
Expected life (years)                                                                         5.00         7.00
===============================================================================================================

In management's opinion the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options because the Company's employee stock options have characteristics different from those of traded options, for which the Black-Scholes model was developed, and because changes in the subjective assumptions can materially affect fair value estimate.

3. Earnings Per Share

A computation of Basic Earnings Per Share ("EPS") and Diluted EPS for the three and six month periods ending June 30, 2004 and 2003 is presented in the table below.

---------------------------------------------------------------------------------------------------------------
Three months ended June 30, 2004                                         Net Income     Weighted        Per
(In thousands except share and per share data)                           (Numerator)  Average Shares   Share
                                                                                      (Denominator)    Amount
---------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                                    $    6,102    8,161,048   $     0.75

Effect of dilutive securities (Stock options)                                              129,511

Diluted EPS
===============================================================================================================
Income available to common shareholders plus assumed conversions           $    6,102    8,290,559   $     0.74
===============================================================================================================


3. Earnings Per Share (continued)

---------------------------------------------------------------------------------------------------------------
Three months ended June 30, 2003                                         Net Income     Weighted        Per
(In thousands except share and per share data)                           (Numerator)  Average Shares   Share
                                                                                      (Denominator)    Amount
---------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                                    $    6,189    8,108,616   $     0.76

Effect of dilutive securities (Stock options)                                              134,340

Diluted EPS
===============================================================================================================
Income available to common shareholders plus assumed conversions           $    6,189    8,242,956   $     0.75
===============================================================================================================

---------------------------------------------------------------------------------------------------------------
Six months ended June 30, 2004                                           Net Income     Weighted        Per
(In thousands except share and per share data)                           (Numerator)  Average Shares   Share
                                                                                      (Denominator)    Amount
---------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                                    $   12,250    8,161,893   $     1.50

Effect of dilutive securities (Stock options)                                              135,349

Diluted EPS
===============================================================================================================
Income available to common shareholders plus assumed conversions           $   12,250    8,297,242   $     1.48
===============================================================================================================

---------------------------------------------------------------------------------------------------------------
Six months ended June 30, 2003                                           Net Income     Weighted        Per
(In thousands except share and per share data)                           (Numerator)  Average Shares   Share
                                                                                      (Denominator)    Amount
---------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                                    $   12,074    8,131,806   $     1.48

Effect of dilutive securities (Stock options)                                              132,250

Diluted EPS
===============================================================================================================
Income available to common shareholders plus assumed conversions           $   12,074    8,264,056   $     1.46
===============================================================================================================

4. Comprehensive Income (Loss)
                                                                Three months ended         Six months ended
(in thousands)                                                06/30/2004   06/30/2003   06/30/2004   06/30/2003
---------------------------------------------------------------------------------------------------------------
Net Income                                                    $    6,102   $    6,189   $   12,250   $   12,074

Net unrealized holding (losses) gains during the period          (10,396)         805       (7,916)        (564)
     Memo: Pre-tax net unrealized holding (loss) gain            (17,327)       1,342      (13,193)        (940)

Reclassification adjustment for net realized gain on
  available-for-sale securities                                      (11)        (170)         (47)        (205)
                        Memo: Pretax net realized gain               (19)        (283)         (78)        (342)
Other Comprehensive (Loss) Income                                (10,407)         635       (7,963)        (769)

===============================================================================================================
Total Comprehensive (Loss) Income                             ($   4,305)  $    6,824   $    4,287   $   11,305
===============================================================================================================


5.  Employee Benefit Plans

The following table sets forth the amount of the net periodic benefit cost recognized, including the following components: the service cost and interest cost; the expected return on plan assets for the period; the amortization of the unrecognized transitional obligation or transition asset; and the amounts of recognized gains and losses, prior service cost recognized, and gain or loss recognized due to settlement or curtailment, for the Company's pension plan and post-retirement plan.

Components of Net Period Benefit Cost
                                                           Pension Benefit                Other Benefits
                                                          Three months ended            Three months ended
(In thousands)                                         06/30/2004     06/30/2003      06/30/2004    06/30/2003
---------------------------------------------------------------------------------------------------------------
Service cost                                              $    334       $    292         $   44          $  37
Interest cost                                                  407            384             77             71
Expected return on plan assets for the period                 (579)          (451)             0              0

Amortization of transition (asset) liability                     0            (14)            29             29
Amortization of prior service cost                             (33)           (33)             2              2
Amortization of net loss                                       164            175              1              0
================================================================================================================
Net periodic benefit cost                                 $    293       $    353         $  153          $ 139
================================================================================================================


                                                           Pension Benefit                Other Benefits
                                                           Six months ended              Six months ended
(In thousands)                                         06/30/2004     06/30/2003      06/30/2004    06/30/2003
---------------------------------------------------------------------------------------------------------------
Service cost                                              $    668       $    584         $   88          $  74
Interest cost                                                  814            768            154            142
Expected return on plan assets for the period               (1,158)          (902)             0              0

Amortization of transition (asset) liability                     0            (28)            58             58
Amortization of prior service cost                             (66)           (66)             4              4
Amortization of net loss                                       328            350              2              0
================================================================================================================
Net periodic benefit cost                                 $    586       $    706         $  306          $  278
================================================================================================================

Although the Company is not required to contribute to the pension plan in 2004, it may voluntarily contribute to the pension plan in 2004.

In addition to the Company's noncontributory defined-benefit retirement and pension plan, the Company provides supplemental employee retirement plans to certain executives. For the three month period ended June 30, 2004, the net periodic benefit cost was $134,000, consisting of the following: service cost of $18,000; interest cost of $83,000; amortization of prior service cost of $26,000; and amortization of net loss of $7,000. For the three month period ended June 30, 2003, the net periodic benefit cost was $126,000, consisting of the following: service cost of $16,000; interest cost of $78,000; amortization of prior service cost of $26,000; and amortization of net loss of $6,000.

For the six month period ended June 30, 2004, the net periodic benefit cost was $268,000, consisting of the following: service cost of $36,000; interest cost of $166,000; amortization of prior service cost of $52,000; and amortization of net loss of $14,000. For the six month period ended June 30, 2003, the net periodic benefit cost was $252,000, consisting of the following: service cost of $32,000; interest cost of $156,000; amortization of prior service cost of $52,000; and amortization of net loss of $12,000.

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

In May 2004, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which supersedes FSP FAS 106-1 of the same title. The FSP clarifies the accounting for the benefits attributable to new government subsidies for companies that provide prescription drug benefits to retirees. The new accounting requirements are not effective until the third calendar quarter of 2004. In accordance with FSP FAS 106-1, the Company elected to defer accounting for the economic effects of the new Medicare Act. Accordingly, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effect of the subsidy because the Company, as of June 30, 2004, has not concluded whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

6.  Financial Guarantees

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN No. 45 requires certain disclosures and potential liability recognition for the fair value at issuance of guarantees that fall within its scope. Based upon the Company's interpretation of FIN No. 45, the Company currently does not issue any guarantees that would require liability recognition under FIN No. 45, other than standby letters of credit. As of June 30, 2004, the Company's maximum potential obligation under standby letters of credit was $20.2 million. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate losses as a result of these transactions.

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

Effective January 1, 2001, the Company completed the acquisition of 100% of the common stock of Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., in a cash and stock transaction accounted for as a purchase. The two agencies have been merged with and into Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"), a wholly-owned subsidiary of Tompkins. Subsequently, the Company has acquired three additional insurance agencies, which have been merged into Tompkins Insurance. The agencies primarily offer property and casualty insurance to individuals and businesses in Western New York State. Tompkins Insurance has six offices located in the towns of Attica, Warsaw, Alden, LeRoy, Batavia and Caledonia. Further details pertaining to the mergers and acquisitions are presented in Note 6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

The banking industry is highly competitive, as deregulation has opened the industry for nontraditional commercial banking companies. Competition for commercial banking and other financial services is strong in the Company's market area. Competition includes other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment companies, and other financial intermediaries. The Company differentiates itself from its competitors through its full complement of banking and related financial services, and through its community commitment and involvement in its primary market areas, as well as its commitment to quality and personalized banking services. The industry is also highly regulated. As a multi-bank holding company, the Company is subject to examination and regulation from the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of the Comptroller of Currency, and the New York State Banking Department.

The Company's subsidiary banks operate 35 offices, including 1 limited-service office, serving communities located in upstate New York. The general economic climate of the markets served by the Company vary by region, with the Western New York market representing the most challenging due to recent cutbacks and layoffs by some major employers in Rochester, New York. The economic climates in Tompkins County and in the counties the Company serves near the New York City area are more favorable.

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

Forward-Looking Statements

The Company is making this statement in order to satisfy the "Safe Harbor" provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this Report on Form 10-K that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company's operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed and/or implied by such forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the development of an interest rate environment that may adversely affect the Company's interest rate spread, other income or cash flow anticipated from the Company's operations, investment and/or lending activities; changes in laws and regulations affecting banks, bank holding companies and/or financial holding companies; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; protection and validity of intellectual property rights; reliance on large customers; and financial resources in the amounts, at the times and on the terms required to support the Company's future businesses. In addition, such forward-looking statements could be affected by general industry and market conditions and growth rates, general economic and political conditions, including interest rate and currency exchange rate fluctuations, and other factors.

Critical Accounting Policies

In the course of the Company's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Company. Some of these policies are more critical than others. Management considers the accounting policy relating to the reserve for loan/lease losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of reserve needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Company's results of operations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, and declines in local property values. While management's evaluation of the reserve for loan/lease losses as of June 30, 2004, considers the reserve to be adequate, under adversely different conditions or assumptions, the Company would need to increase the reserve.

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

RESULTS OF OPERATIONS
For the quarter ended June 30, 2004, net income was $6.1 million, a decrease of 1.4% compared to net income of $6.2 million for the same period in 2003. Diluted earnings per share was $0.74 for the second quarter of 2004, compared to $0.75 for the same period in 2003. For the six months ended June 30, 2004, net income was $12.3 million compared to $12.1 million for the six months ended June 30, 2003. Diluted earnings per share were $1.48 for the first six months of 2004 compared to $1.46 for the same period in 2003. The Company recorded an increase in net interest income as well as increases in key fee income categories, reflecting the successful execution of the Company's primary business strategies. These strategies include a commitment to community banking through diversified revenue sources, including net interest income generated from the loan and securities portfolios, trust and investment services income, commissions from insurance sales, and other service charges and fees for providing banking and related financial services.

The historically low interest rate environment continues to be a challenge to operating performance, as yields on the Company's earning assets reprice downward more rapidly than the interest cost on the Company's interest-bearing liabilities. The Company's net interest margin decreased from 4.25% for the second quarter of 2003 to 4.08% for the second quarter of 2004. Despite the decline in the net interest margin, net interest income increased by 6.4% to $17.6 million for the three months ended June 30, 2004, from $16.6 million for the same period in 2003. The increase in net interest income during this period of declining margins was achieved through solid growth in earning assets. Average earning assets increased by $179.3 million, or 11.1%, from $1.6 billion at June 30, 2003, to $1.8 billion at June 30, 2004. Growth in average earning assets included an 8.0% increase in average loans and a 14.2% increase in average securities, excluding market value adjustments.

Asset quality showed some deterioration when compared to the same period last year, with nonperforming assets increasing to $8.6 million at June 30, 2004, from $7.6 million at June 30, 2003. Despite the increase in nonperforming assets, the ratio of nonperforming assets to total assets reflected only a modest increase from 0.43% at June 30, 2003, to 0.44% at June 30, 2004. Economic weaknesses in the Western New York markets served by the Company contributed to the increase in net charge-offs in the second quarter of 2004 to $737,000, compared to $331,000 in the second quarter of 2003. The provision expense increased to $736,000 in the second quarter of 2004 from $598,000 in the same period in 2003.

Noninterest income was up $249,000, or 3.8%, to $6.8 million for the three months ended June 30, 2004, from $6.6 million for the same period in 2003. The majority of the increase was due to solid growth in trust and investment services income, insurance commissions and fees, and service charges on deposit accounts. Trust and investment services income benefited from new business initiatives as well as the rebound in the stock markets, while insurance commissions and fees benefited from an acquisition of a small insurance agency in the fourth quarter of 2003. Recent additions to the Company's branch network and an increase in fees and related services contributed to the growth in deposit fees.

Key performance measurements for the Company include return on average assets and return on average equity. Return on average assets for the quarter ended June 30, 2004, was 1.27%, compared to 1.42% for the same period in 2003. Return on average shareholders' equity for the second quarter of 2004 was 15.25%, compared to 16.39% for the same period in 2003. Return on average assets for the six months ended June 30, 2004, was 1.29%, compared to 1.41% for the same period in 2003. Return on average shareholders' equity for the six months ended 2004 was 15.28%, compared to 16.14% for the same period in 2003. The narrowing net interest margin and significant growth in average earning assets contributed to the decrease in return on average assets and return on average equity.

Net Interest Income
The attached Average Consolidated Balance Sheet and Net Interest Analysis illustrates the trend in average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. The Company earned tax-equivalent net interest income of $18.2 million for the three months ended June 30, 2004, an increase of 6.3% over the same period in 2003. An increased volume of earning assets and noninterest bearing deposits offset a lower net interest margin and contributed to the growth in net interest income. The net interest margin declined from 4.25% in the second quarter of 2003 to 4.08% in the second quarter of 2004.

For the six months ended June 30, 2004, the Company earned tax-equivalent net interest income of $36.2 million, an increase of 5.6% over $34.3 million for the first six months of 2003. The net interest margin for the six months ended June 30, 2004 was 4.10%, down from 4.35% for the same period in 2003.

The historically low interest rate environment has resulted in declines in both the yield on earning assets and the cost of interest-bearing liabilities. The yield on earning assets declined from 5.92% for the first six months of 2003, to 5.39% for the same period in 2004. The cost of interest-bearing liabilities declined from 1.90% to 1.58% over the same period. The larger decline in asset yields has contributed to the compression in the Company's net interest margin. The recent increase in longer term interest rates, and the resulting increased spread between longer-term rates and short-term rates had a positive impact on the Company's net interest margin in the second quarter of 2004. Although the net interest margin continued to decline during the quarter, the rate of decline on a sequential quarter comparison was less in the second quarter of 2004, than in either of the preceding two quarters.

Average earning assets for the year-to-date period ended June 30, 2004 were up $185.8 million, or 11.7%, to $1.8 billion from $1.6 billion for the period ended June 30, 2003. Growth in earning assets was concentrated in securities, residential real estate, and commercial lending products. Average securities (excluding changes in unrealized gains and losses on available-for-sale securities) increased by $91.5 million for the first six months of 2004 compared to the same period of 2003. Growth in the securities portfolio included a $39.7 million increase in average U.S. Government agency securities, and a $44.3 million increase in U.S. Government mortgage-backed securities. The increase in mortgage-backed securities includes the effects of $39.7 million in securities that were created from the Company's own mortgage production in August 2003.

Between June 30, 2003 and June 30, 2004, year-to-date average balances for commercial real estate loans and commercial loans increased by $53.7 million and $16.6 million, respectively. The combined average balances of commercial loan products, including commercial leases, increased by 14.1% for the first six months of 2004 compared to the same period in 2003. These commercial lending products represented 49.4% of average loans at June 30, 2004, compared with 46.7% of average loans at June 30, 2003. Management continues to emphasize commercial services, as these commercial loan products are typically attractive to the Company from a yield and interest rate risk management perspective. Average residential real estate loans increased by $8.1 million, despite $33.6 million in residential mortgage loan sales between June 30, 2003 and June 30, 2004, and the securitization of another $39.7 million of residential mortgage loans in 2003.

Core deposits (total deposits, less brokered deposits, municipal money market deposits, and time deposits of $100,000 or more) supported the growth in average assets in 2004. Average core deposits increased by $98.7 million, or 9.4%, from an average balance of $1.1 billion for the first six months of 2003, to $1.2 billion for the same period in 2004. Core deposits represent the Company's largest and lowest cost funding source, with average core deposits representing 65.6% of average liabilities for the first six months of 2004. This compares to 66.8% for the same period in 2003.

Non-core funding sources, which include time deposits of $100,000 or more, brokered deposits, municipal money market deposits, Federal funds purchased, securities sold under agreements to repurchase (repurchase agreements), and other borrowings provided additional sources of funding to support asset growth. Average balances on these non-core funding sources increased by $79.9 million between June 30, 2003, and June 30, 2004. The primary component of non-core funding sources at June 30, 2004 was municipal money market deposits with an average balance of $161.8 million.

Provision for Loan/Lease Losses
The provision for loan/lease losses represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses at an adequate level. The provision for loan/lease losses of $1.5 million for the first six months of 2004 is up from $1.1 million for the same period in 2003. The increase in the provision for loan/lease losses in 2004 is attributable to an increase in net charge-offs, an increase in the dollar volume of nonperforming loans, as well as continued growth in the loan portfolio, including an increased level of commercial real estate and commercial loans. Net charge-offs were $1.1 million for the first six months of 2004, compared to $585,000 for the same period in 2003. The reserve for loan/lease losses as a percentage of period end loans was 1.08% at June 30, 2004, and 1.09% at December 31, 2003.

Noninterest Income
Although net interest income is the Company's primary revenue source, competitive, regulatory and economic conditions have led management to target noninterest income sources as important drivers of long-term revenue growth. Noninterest income for the six months ended June 30, 2004, was $13.7 million, an increase of 8.0% over the same period in 2003. For the year-to-date period ended June 30, 2004, noninterest income represented 28.1% of total revenue, compared to 27.7% for the same period in 2003. Noninterest income for the three months ended June 30, 2004 was $6.8 million, an increase of 3.8% over the same period in 2003. The growth in noninterest income during the period is significant in that 2004 results were negatively affected by reduced income from sales of residential mortgages and reduced gains from sales of available-for-sale securities. For the second quarter, gains on sales of residential loans were down $329,000, while gains on sales of available-for-sale securities were down $264,000 compared to the same period in 2003. For the first six months of 2004, gains on sales of residential loans were down $706,000, while gains on sales of available-for-sale securities were down $264,000 compared to the same period in 2003.

Trust and investment services income was $2.7 million in the first six months of 2004, which is up 30.2% over the same period in 2003. For the second quarter of 2004, trust and investment services income of $1.3 million increased $293,000 or 28.0% over the same period last year. Growth in new business and an increase in the major stock market indices contributed to the growth in trust and investment services income for the quarter. With fees largely based on the market value and mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The market value of assets managed by, or in custody of, Tompkins Investment Services was $1.4 billion at June 30, 2004, up 14.2% from June 30, 2003. Tompkins Investment Services generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing investments in employee benefits plans. Services are primarily provided to customers in the Trust Company's market area of Tompkins County; however, Tompkins Investment Services representatives serve clients in The Bank of Castile and Mahopac National Bank markets. Trends for new business in trust and investments services remain positive.

Service charges on deposit accounts were $3.8 million for the six-month period ended June 30, 2004, compared to $3.4 million for the same period in 2003. For the second quarter of 2004, service charges on deposit accounts were $1.9 million, an increase of $274,000 over the same quarter last year. The growth in 2004 over 2003 reflects an increase in deposit accounts, fee increases, and additional deposit related services. The average dollar volume of noninterest-bearing accounts increased by $36.0 million between June 30, 2003, and June 30, 2004, to $283.8 million from $247.8 million. Interest-bearing checking, savings and money market accounts increased by $59.9 million over the same period, from $717.3 million to $777.2 million.

Insurance commissions and fees were $3.2 million for the first six months of 2004, up 22.6% from the $2.6 million for the same period last year. For the second quarter of 2004, income from insurance commissions and fees was $1.7 million, up $325,000 or 24.4% from the second quarter of 2003. Higher premium costs instituted by underwriting insurance companies and Tompkins Insurance's acquisition of two small insurance agencies in 2003 contributed to the growth in commission income in the first six months of 2004. Tompkins Insurance has also expanded its efforts to offer services to bank customers by sharing certain offices with The Bank of Castile.

Card services income of $1.2 million for the six months ended June 30, 2004, and $631,000 for the second quarter of 2004 were consistent with those for the same periods in 2003. The Company continues to expand its product offerings to better serve the needs of customers. Card services products include traditional credit cards, purchasing cards, and debit cards. An increased number of cardholders and higher transaction volumes contributed to the increase in income period over period.

Noninterest income for the first six months of 2004 includes $582,000 of income relating to increases in the cash surrender value of corporate owned life insurance (COLI). This compares to $515,000 for the same period in 2003. The COLI relates to life insurance policies covering certain senior officers of the Company. The Company's average investment in COLI was $23.0 million for the six-month period ended June 30, 2004, compared to $21.6 million for the same period in 2003. Although income associated with the insurance policies is not included in interest income, increases in the cash surrender value produced a tax-equivalent return of 7.97% for the first six months of 2004, compared to 8.01% for the same period in 2003.

Residential loan volume was lower in the first six months of 2004, when compared to the same period last year, as an increase in interest rates for residential loan products slowed the volume of applications to refinance loans. Historically low interest rates in 2003 led to strong application volume, including applications to refinance mortgage loans currently serviced by the Company and others. As a result of lower application volume in 2004, loan sales decreased to $7.7 million in the first six months of 2004, down from $26.7 million in the first six months of 2003. Gains on loan sales were $119,000 in the first six months of 2004, compared with $825,000 during the same period last year.

Noninterest Expenses
Total noninterest expenses were $28.9 million for the six months of 2004, an increase of 9.3% over noninterest expenses of $26.4 million for the same period in 2003. For the second quarter of 2004, noninterest expenses were $14.6 million, up 11.2% over the prior year second quarter. The increase in noninterest expense in the first six months of 2004 is concentrated in personnel-related costs. Personnel-related expenses comprise the largest segment of noninterest expense, representing 58.6% of noninterest expense for the first half of 2004 compared to 59.0% of noninterest expense for the first six months of 2003. The 8.6% increase in personnel-related expenses year-over-year was primarily a result of higher salaries and wages related to an increase in average full time equivalents (FTEs), from 547 at June 30, 2003, to 575 at June 30, 2004, as well as annual salary adjustments. The increase in average FTEs is primarily a result of staffing requirements at the Company's newer offices, including the Mount Kisco office of Mahopac National Bank, which opened in June 2004, the Auburn office of Tompkins Trust Company, which opened in July 2003, and the two small insurance agency acquisitions by Tompkins Insurance in 2003.

Expenses related to bank premises and furniture and fixtures totaled $3.6 million for the first six months of 2004, an increase of 8.0% over the same period last year. The additions to the Company's branch network mentioned above as well as higher taxes, insurance and utility costs contributed to the increased expenses for bank premises and furniture and fixtures year-over-year.

Other operating expense amounted to $7.0 million in the first half of 2004, compared to $6.2 million for the same period in 2003. Contributing to the increase in other operating expenses were: higher professional fees related to complying with Sarbanes-Oxley Act of 2002 and higher software license and maintenance fees mainly related to upgrades to our mainframe.

Income Tax Expense
The provision for income taxes provides for Federal and New York State income taxes. The provision for the six months ended June 30, 2004, was $6.0 million, compared to $6.1 million for the same period in 2003. The decreased provision is primarily due to increased levels of nontaxable income, such as income from investments in municipal bonds. The Company's effective tax rate for the first six months of 2004 was 32.6%, compared to 33.4% for the same period in 2003.

FINANCIAL CONDITION
The Company's total assets were $1.9 billion at June 30, 2004, representing an increase of $64.9 million over total assets reported at December 31, 2003. Asset growth included a $52.8 million increase in total loans and a $22.2 million increase in the carrying value of securities. Loan growth during the period is net of $7.7 million in sales of fixed rate residential mortgage loans during the first six months of 2004. Loan growth was concentrated in the commercial real estate and residential real estate loan portfolios. Growth in the securities portfolio reflects enhanced utilization of the Company's liquidity position. Deposits were up $79.5 million in the first six months of 2004, from $1.4 billion at December 31, 2003, to $1.5 billion at June 30, 2004. Additions to the Company's branch network and municipal deposits contributed to the growth in deposits in the first six months of 2004.

Capital
Total shareholders' equity totaled $157.2 million at June 30, 2004, a decrease of $1.8 million from December 31, 2003. Surplus decreased $711,000 from $76.9 million at December 31, 2003, to $76.2 million at June 30, 2004, while accumulated other comprehensive income was down $8.0 million over the same period. The decrease in other comprehensive income relates to a decrease in unrealized gains on available-for-sale securities. Undivided profits at June 30, 2004, were up $7.4 million from December 31, 2003. Cash dividends paid in the first six months of 2004 totaled approximately $4.9 million, representing 40.0% of year to date earnings. Cash dividends of $0.60 per share for the first six months of 2004 were up from $0.55 per share for the same period in 2003.

On July 24, 2002, the Company's board of directors approved a stock repurchase plan (the "Plan"), which authorizes the repurchase of up to 440,000 shares of Tompkins common stock over a two-year period. To date, 133,365 shares have been purchased under this Plan at an average cost of $40.40. This includes 36,246 shares purchased in the first six months of 2004, at an average cost of $44.87 per share.

On July 27, 2004, the Company's board of directors approved a new stock repurchase plan (the "new Plan") to replace the above Plan, which expired in July 2004. The new Plan authorizes the repurchase of up to 400,000 shares of the Company's outstanding common stock over a two-year period.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and its subsidiaries meet all capital adequacy requirements to which they are subject. The table below reflects the Company's capital position at June 30, 2004, compared to the regulatory capital requirements for "well capitalized" institutions.


REGULATORY CAPITAL ANALYSIS - June 30, 2004
---------------------------------------------------------------------------------------------------------------------
                                                                              Actual                Well Capitalized
                                                                                                       Requirement
(Dollar amounts in thousands)                                          Amount        Ratio          Amount     Ratio
---------------------------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets)                               $162,837       13.3%          $122,007     10.0%
Tier I Capital (to risk weighted assets)                              $150,737       12.4%          $ 73,204      6.0%
Tier I Capital (to average assets)                                    $150,737        7.9%          $ 95,819      5.0%
=====================================================================================================================

As illustrated above, the Company's capital ratios on June 30, 2004, remain well above the minimum requirement for well capitalized institutions. As of June 30, 2004, the capital ratios for each of the Company's subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

Reserve for Loan/Lease Losses and Nonperforming Assets
Management reviews the adequacy of the reserve for loan/lease losses (reserve) on a regular basis. Management considers the accounting policy relating to the reserve to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the reserve required to cover credit losses in the Company's portfolio and the material effect that assumption could have on the Company's results of operations. Factors considered in determining the adequacy of the reserve and the related provision include: management's approach to granting new credit; the ongoing monitoring of existing credits by the internal and external loan review functions; the growth and composition of the loan and lease portfolio; comments received during the course of independent examinations; current local economic conditions; past due and nonperforming loan statistics; estimated collateral values; and a historical review of loan and lease loss experience. Based upon consideration of the above factors, management believes that the reserve is adequate to provide for the risk of loss inherent in the current loan and lease portfolio. Activity in the Company's reserve for loan/lease losses during the first six months of 2004 and 2003 is illustrated in the table below.

ANALYSIS OF THE RESERVE FOR LOAN/LEASE LOSSES  (In thousands)

---------------------------------------------------------------------------------------------------------------------
                                                                            June 30, 2004               June 30, 2003
---------------------------------------------------------------------------------------------------------------------
Average Loans and Leases Outstanding Year to Date                             $ 1,092,384                 $ 1,012,605
---------------------------------------------------------------------------------------------------------------------
Beginning Balance                                                                  11,685                      11,704
---------------------------------------------------------------------------------------------------------------------
Provision for loan/lease losses                                                     1,525                       1,138
     Loans charged off                                                             (1,559)                       (828)
     Loan recoveries                                                                  449                         243
---------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                                     1,110                         585
---------------------------------------------------------------------------------------------------------------------
Ending Balance                                                                $    12,100                 $    12,257
=====================================================================================================================

The reserve represented 1.08% of total loans and leases outstanding at June 30, 2004, down from 1.17% at June 30, 2003. The reserve coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) decreased from 1.66 times at June 30, 2003, to 1.44 times at June 30, 2004. Management is committed to early recognition of loan problems and to maintaining an adequate reserve.

The level of nonperforming assets at June 30, 2004, and 2003 is illustrated in the table below. Nonperforming assets of $8.6 million as of June 30, 2004, reflect an increase of $934,000 from $7.6 million as of June 30, 2003. Despite the increase in the dollar volume of nonperforming assets between June 30, 2003, and June 30, 2004, the current level of nonperforming assets remains modest at 0.44% of total assets. Approximately $320,000 of the nonperforming loans at June 30, 2004, were secured by U.S. Government guarantees, while $2.5 million were secured by one-to-four family residential properties.

Potential problem loans/leases are loans/leases that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans/leases as nonperforming at some time in the future. Management considers loans/leases classified as Substandard, which continue to accrue interest, to be potential problem loans/leases. At June 30, 2004, the Company's internal loan review function had identified 24 commercial relationships totaling $8.6 million, which it has classified as Substandard, which continue to accrue interest. As of December 31, 2003, the Company's internal loan review function had classified 32 commercial relationships totaling $11.5 million, which continue to accrue interest, as Substandard. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in aggregate, give management reason to believe that the current risk exposure on these loans is not significant. At June 30, 2004, approximately $459,000 of these loans were backed by guarantees of U.S. government agencies. While in a performing status as of June 30, 2004, these loans exhibit certain risk factors, which have the potential to cause them to become nonperforming in the future. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.


NONPERFORMING ASSETS (In thousands)
-------------------------------------------------------------------------------------------------------------------
                                                                            June 30, 2004             June 30, 2003
-------------------------------------------------------------------------------------------------------------------
Nonaccrual loans and leases                                                    $    8,177                $    6,683
Loans past due 90 days and accruing                                                    22                       457
Troubled debt restructuring not included above                                        193                       250
-------------------------------------------------------------------------------------------------------------------
  Total nonperforming loans                                                         8,392                     7,390
-------------------------------------------------------------------------------------------------------------------
Other real estate, net of allowances                                                  167                       235
===================================================================================================================
  Total nonperforming assets                                                   $    8,559                $    7,625
===================================================================================================================
Total nonperforming loans/leases as a percent of total loans/leases                  0.75%                     0.71%
===================================================================================================================
Total nonperforming assets as a percentage of total assets                           0.44%                     0.43%
===================================================================================================================

Deposits and Other Liabilities
Total deposits of $1.5 billion on June 30, 2004, were up $79.5 million, or 5.6%, from December 31, 2003. Core deposits represent the primary funding source for the Company. As of June 30, 2004, core deposits of $1.2 billion represented 66.9% of total liabilities. This compares to core deposits of $1.1 billion, representing 66.4% of total liabilities at December 31, 2003. The opening of the Auburn office (July 2003) of the Trust Company helped support deposit growth. The recent addition of the Mount Kisco office of Mahopac National Bank is expected to have a positive impact on deposit growth beginning in the third quarter of 2004.

Non-core funding sources for the Company totaled $569.1 million at June 30, 2004, up from $554.1 million at December 31, 2003. The majority of the increase was in wholesale repurchase agreements and Federal funds purchased.

Liquidity
Liquidity represents the Company's ability to efficiently and economically accommodate decreases in deposits and other liabilities, and fund increases in assets. The Company uses a variety of resources to meet its liquidity needs, which include cash and cash equivalents, short-term investments, cash flow from lending and investing activities, deposit growth, securities sold under repurchase agreements, and borrowings.

Cash and cash equivalents totaled $53.1 million as of June 30, 2004, down from $65.8 million at December 31, 2003. Short-term investments, consisting of securities due in one year or less, decreased from $24.8 million at December 31, 2003, to $17.3 million on June 30, 2004. Securities carried at $454.7 million at December 31, 2003, and $481.0 million at June 30, 2004, were designated as pledged securities for public deposits, borrowed funds and for other purposes as provided by law. Pledged securities represented 72.5% of total securities as of June 30, 2004, compared to 70.9% as of December 31, 2003.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and Federal Home Loan Bank (FHLB) advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At June 30, 2004, the unused borrowing capacity on established lines with the FHLB was $137.1 million. As members of the FHLB, the Company's subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At June 30, 2004, total unencumbered residential mortgage loans of the Company were $240.0 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of June 30, 2004.


Condensed Static Gap - June 30, 2004                                      Repricing Interval
                                                                                                                     Cumulative
(Dollar amounts in thousands)                             Total        0-3 months    3-6 months      6-12 months      12 months
--------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets                               $ 1,795,126     $   452,000   $    77,797      $   162,664     $   692,461
Interest-bearing liabilities                            1,448,504         578,532       118,207          158,184         854,923
--------------------------------------------------------------------------------------------------------------------------------
Net gap position                                                         (126,532)      (40,410)           4,480        (162,462)
--------------------------------------------------------------------------------------------------------------------------------
Net gap position as a percentage of total assets                            (6.56%)       (2.09%)           0.23%          (8.42%)
================================================================================================================================

The Company's board of directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 200 basis point change in rates. Based upon the simulation analysis performed as of June 30, 2004, a 200 basis point upward shift in interest rates over a one-year time frame would result in a one-year decline in net interest income of approximately 2.22%, assuming no balance sheet growth and no management action to address balance sheet mismatches. The same simulation indicates that a 100 basis point decline in interest rates over a one-year period would result in a decrease in net interest income of 0.99%. The aforementioned percentage changes in net interest income are from our base case scenario. The base case scenario in our most recent simulation analysis showed a relatively flat net interest margin over the remainder of 2004 in the present interest rate environment.

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

Item 4.       Controls and Procedures

The Company's management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of June 30, 2004. Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that any material information relating to the Company and its subsidiaries required to be included in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed by the Company's Chief Executive Officer and Chief Financial Officer.


                             TOMPKINS TRUSTCO, INC.
          Average Consolidated Balance Sheet and Net Interest Analysis

                                                 Quarter Ended            Year to Date Period Ended      Year to Date Period Ended
                                                   June-04                          June-04                       June-03
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                            Average
                                        Average               Average     Average             Average   Average             -------
                                        Balance               Yield/      Balance             Yield/    Balance             Yield/
(Dollar amounts in thousands)            (QTD)     Interest    Rate        (YTD)    Interest   Rate      (YTD)     Interest  Rate
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
 Interest-bearing balances due
 from banks                           $    12,584  $     28     0.89%   $   15,952  $     76   0.96%   $    2,703   $    18    1.34%
 Securities (1)
   U.S. Government Securities             549,656     5,392     3.95%      536,411    10,708   4.01%      452,416     9.049    4.03%
   State and municipal (2)                 98,919     1,506     6.12%       98,609     3,001   6.12%       86,140     2,850    6.67%
   Other Securities (2)                    24,789       110     1.78%       27,791       261   1.89%       32,769       611    3.76%
                                      ---------------------------------------------------------------------------------------------
   Total securities                       673,364     7,008     4.19%      662,811    13,970   4.24%      571,325    12,510    4.42%
 Federal Funds Sold                         2,321         5     0.87%        3,594        17   0.95%        2,322        14    1.22%
 Loans, net of unearned income (3)
   Real Estate                            705,135    10,548     6.02%      690,832    20,761   6.04%      629,750    20,773    6.65%
   Commercial Loans (2)                   272,956     3,726     5.49%      273,657     7,598   5.58%      257,104     7,724    6.06%
   Consumer Loans                         106,133     2,249     8.52%      105,837     4,461   8.48%      102,292     4,769    9.40%
   Direct Lease Financing                  22,501       353     6.31%       22,058       676   6.16%       23,459       805    6.92%
                                      ---------------------------------------------------------------------------------------------
   Total loans, net of
    unearned income                     1,106,725    16,876     6.13%    1,092,384    33,496   6.17%    1,012,605    34,071    6.79%
                                      ---------------------------------------------------------------------------------------------
   Total interest-earning assets        1,794,994    23,917     5.36%    1,774,741    47,559   5.39%    1,588,955    46,613    5.92%
                                      =============================================================================================

Other assets                              134,323                          140,323                        137,860

                                      -----------                       ----------                     ----------
   Total assets                       $ 1,929,317                       $1,915,064                     $1,726,815
                                      ===========                       ==========                     ==========
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------
Deposits
 Interest-bearing deposits
   Interest bearing checking,
    savings, & money market               783,161     1,349     0.69%      777,214     2,686   0.69%      717,289     3,382    0.95%
   Time Dep > $100,000                    127,269       659     2.08%      120,575     1,276   2.13%      115,664     1,485    2.59%
   Time Dep < $100,000                    252,873     1,453     2.31%      250,588     2,912   2.34%      250,206     3,540    2.85%
   Brokered Time Dep < $100,000            29,194       206     2.84%       28,900       415   2.89%       21,730       394    3.66%
                                      ---------------------------------------------------------------------------------------------
   Total interest-bearing deposits      1,192,497     3,667     1.24%    1,177,277     7,289   1.25%    1,104,889     8,801    1.61%

Federal funds purchased &
   securities sold under agreements
   to repurchase                          185,842     1,091     2.36%      187,904     2,182   2.34%      105,688     1,405    2.68%
Other borrowings                           84,197       934     4.46%       84,585     1,897   4.51%       96,538     2,137    4.46%
                                      ---------------------------------------------------------------------------------------------
   Total interest-bearing
    liabilities                         1,462,536     5,692     1.57%    1,449,766    11,368   1.58%    1,307,115    12,343    1.90%

Noninterest bearing deposits              286,870                          283,765                        247,767
Accrued expenses and other
 liabilities                               17,490                           18,770                         19,574
                                      -----------                       ----------                     ----------
   Total liabilities                    1,766,896                        1,752,301                      1,574,456

Minority Interest                           1,530                            1,518                          1,518

Shareholders' equity                      160,891                          161,245                        150,841
                                      -----------                       ----------                     ----------
   Total liabilities and
     shareholders' equity             $ 1,929,317                       $1,915,064                     $1,726,815
                                      ===========                       ==========                     ==========

Interest rate spread                                            3.79%                          3.81%                           4.02%
                                                   -----------------                ---------------                 ---------------
Net interest income/margin on                      $ 18,225     4.08%               $ 36,191   4.10%                $34,270    4.35%
earning assets

Tax Equivalent Adjustment                              (615)                          (1,226)                        (1,172)
                                                   --------                         --------                        -------
 Net interest income per
   consolidated financial
   statements                                      $ 17,610                         $ 34,965                        $33,098
===================================================================================================================================

(1) Average balances and yields exclude unrealized gains and losses on available-for-sale securities.
(2) Interest income includes the effects of taxable-equivalent adjustments using a blended Federal and State income tax rate of 40% to increase tax exempt interest income to a taxable-equivalent basis.
(3) Nonaccrual loans are included in the average loans totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in
     Note 1 to the Company's Annual Report on Form 10-K dated December 31, 2003.


                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

              None

Item 2.       Changes in Securities, Use of Proceeds and Issuer Purchases of
              Equity Securities

Issuer Purchases of Equity Securities

------------------------------------------------------------------------------------------------------------------
                                                                                                Maximum Number
                                                                         Total Number of       (or Approximate
                                                                       Shares Purchased as     Dollar Value) of
                                                                        Part of Publicly      Shares that May Yet
                             Total Number of      Average Price Paid     Announced Plans      Be Purchased Under
                             Shares Purchased         Per Share           or Programs        the Plans or Programs
      Period                      (a)                    (b)                  (c)                     (d)
------------------------------------------------------------------------------------------------------------------
April 1, 2004 through
April 30, 2004                            491                 $46.59                  N/A                  337,347

May 1, 2004 through
May 31, 2004                            8,100                 $45.25                8,100                  329,247

June 1, 2004 through
June 30, 2004                          22,612                 $44.42               22,612                  306,635

------------------------------------------------------------------------------------------------------------------
Total                                  33,603                 $44.71               30,712                  306,635
------------------------------------------------------------------------------------------------------------------

On July 24, 2002, the Company's board of directors approved a stock repurchase plan (the "Plan"), which authorizes the repurchase of up to 440,000 shares of Tompkins common stock over a two-year period. To date, 133,365 shares have been purchased under this Plan at an average cost of $40.40. This includes 30,712 shares purchased in the second quarter of 2004, at an average cost of $44.64 per share.

On July 27, 2004, the Company's board of directors approved a new stock repurchase plan (the "new Plan") to replace the above Plan, which expired in July 2004. The new Plan authorizes the repurchase of up to 400,000 shares of the Company's outstanding common stock over a 2-year period.

Item 3.       Defaults on Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

The Annual Meeting of stockholders of the Company was held on May 11, 2004 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended.

The election of five directors for three-year terms and one director for a one-year term was approved at the Annual Meeting. Directors James J. Byrnes, Reeder D. Gates, Bonnie H. Howell, Michael H. Spain and William D. Spain, Jr. were each elected to a term of three years that expires in the year 2007. Director Elizabeth W. Harrison was elected to a term of one year that expires in 2005. John E. Alexander, James W. Fulmer, William W. Griswald, James R. Hardie, Edward C. Hooks, Hunter R. Rowlings, III, Thomas R. Salm and Craig Yunker will continue as Directors. The voting for the directors is shown below.

Director                              In Favor         Opposed      Did Not Vote
   James J. Byrnes                    7,408,804         14,364        743,886
   Reeder D. Gates                    7,406,358         16,810        743,886
   Elizabeth W. Harrison              7,398,815         24,351        743,888
   Bonnie H. Howell                   7,192,337        230,831        743,886
   Michael H. Spain                   7,168,656        254,512        743,886
   William D. Spain, Jr.              7,406,663         16,504        743,887

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


(b)      Reports on Form 8-K

                  On April 21, 2004, Tompkins Trustco, Inc. furnished a Form 8-K pursuant to "Item 12-Results of Operations and Financial Condition" of Form 8-K, disclosing that the Company issued a press release on April 21, 2004, announcing its earnings for the calendar quarter ended March 31, 2004. A copy of the press release was attached to the Form 8-K as an exhibit.

                  On May 28, 2004, Tompkins Trustco, Inc. furnished a Form 8-K pursuant to "Item 9-Regulation FD Disclosure" of Form 8-K, disclosing that the Company established a pre-arranged stock repurchase plan intended to comply with the requirements of Rules 10b5-1 and 10b-18 under the Exchange Act, which plan provides for the repurchase of up to 80,000 shares of the Company's common stock through July 23, 2004, subject to conditions specified in the plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 5, 2004

TOMPKINS TRUSTCO, INC.


By:  /s/ JAMES J. BYRNES
     ------------------------------
     James J. Byrnes
     Chairman of the Board,
     Chief Executive Officer


By:  /s/ FRANCIS M. FETSKO
     ------------------------------
     Francis M. Fetsko
     Executive Vice President and
     Chief Financial Officer

EXHIBIT INDEX
-------------

EXHIBIT NUMBER                    DESCRIPTION                              PAGES
--------------------------------------------------------------------------------
31.1           Certification of Chief Executive Officer as required
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