Form 10-Q
period 2004-09-30
TOMPKINS TRUSTCO INC
filed 2004-11-09
CIK 1005817

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

                   Class                 Outstanding as of  October 29, 2004
        ----------------------------     -----------------------------------
        Common Stock, $.10 par value              8,118,181 shares

                             TOMPKINS TRUSTCO, INC.

                                    FORM 10-Q

                                      INDEX


PART I -FINANCIAL INFORMATION
                                                                                                 PAGE
                                                                                                 ----
         Item 1 - Financial Statements (Unaudited)
                  Condensed Consolidated Statements of Condition as of                             3
                  September 30, 2004 and December 31, 2003

                  Condensed Consolidated Statements of Income for
                  the three months and nine months ended September 30, 2004 and 2003               4

                  Condensed Consolidated Statements of Cash Flows for the
                  nine months ended September 30, 2004 and 2003                                    5

                  Condensed Consolidated Statements of Changes in Shareholders'
                  Equity for the nine months ended September 30, 2004 and 2003                     6

                  Notes to Unaudited Condensed Consolidated Financial Statements                   7-11

         Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                        11-19

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk                       19-20

         Item 4 - Controls and Procedures                                                          20

         Average Consolidated Balance Sheet and Net Interest Analysis                              21

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                                                22

         Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                      22

         Item 3 - Defaults Upon Senior Securities                                                  22

         Item 4 - Submission of Matters to a Vote of Security Holders                              22

         Item 5 - Other Information                                                                22

         Item 6 - Exhibits                                                                         23

SIGNATURES                                                                                         24

EXHIBIT INDEX                                                                                      25

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                  (In thousands, except share data) (Unaudited)

                                                                                          As of           As of
ASSETS                                                                                 09/30/2004      12/31/2003
                                                                                      ------------    ------------
Cash and noninterest bearing balances due from banks                                  $     57,012    $     56,540
Interest bearing balances due from banks                                                       937           9,216
Available-for-sale securities, at fair value                                               614,667         592,137
Held-to-maturity securities, fair value of $67,771 at September 30, 2004,
   and $51,441 at December 31, 2003                                                         66,136          49,528
Loans and leases net of unearned income and deferred costs and fees                      1,145,522       1,069,140
Less:  Reserve for loan/lease losses                                                        12,175          11,685
- ------------------------------------------------------------------------------------------------------------------
                                                                   Net Loans/Leases      1,133,347       1,057,455

Bank premises and equipment, net                                                            31,296          28,466
Corporate owned life insurance                                                              23,676          22,843
Goodwill                                                                                    11,541          11,541
Other intangible assets                                                                      2,727           3,322
Accrued interest and other assets                                                           30,942          33,398
==================================================================================================================
                                                                       Total Assets   $  1,972,281    $  1,864,446
==================================================================================================================

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARIES AND SHAREHOLDERS' EQUITY
Deposits:
     Interest bearing:
          Checking, savings and money market                                          $    788,475    $    747,691
          Time                                                                             431,980         381,175
     Noninterest bearing                                                                   318,378         282,259
- ------------------------------------------------------------------------------------------------------------------
                                                                     Total Deposits      1,538,833       1,411,125

Securities sold under agreements to repurchase                                             163,731         187,908
Other borrowings                                                                            77,487          87,111
Other liabilities                                                                           22,515          17,843
- ------------------------------------------------------------------------------------------------------------------
                                                                  Total Liabilities   $  1,802,566    $  1,703,987
- ------------------------------------------------------------------------------------------------------------------

Minority interest in consolidated subsidiaries                                               1,501           1,489

Shareholders' equity:
     Common Stock - par value $.10 per share: Authorized 15,000,000 shares;
       Issued: 8,145,162 at September 30, 2004; and 8,185,816 at December 31, 2003             814             819
     Surplus                                                                                75,139          76,926
     Undivided profits                                                                      90,378          78,676
     Accumulated other comprehensive income                                                  2,875           3,015
     Treasury stock, at cost - 43,206 shares at September 30, 2004,
       and 26,981 shares at December 31, 2003                                                 (992)           (466)

- ------------------------------------------------------------------------------------------------------------------
                                                         Total Shareholders' Equity   $    168,214    $    158,970
==================================================================================================================
                  Total Liabilities, Minority Interest in Consolidated Subsidiaries
                                                           and Shareholders' Equity   $  1,972,281    $  1,864,446
==================================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                                                      Three months ended              Nine months ended
                                                                 ----------------------------    ---------------------------
                                                                  09/30/2004      09/30/2003      09/30/2004     09/30/2003
                                                                 ------------    ------------    ------------   ------------
INTEREST AND DIVIDEND INCOME
Loans                                                            $     17,360    $     17,342    $     50,790   $     51,338
Balances due from banks                                                    12               7              88             25
Federal funds sold                                                          1               1              18             15
Available-for-sale securities                                           6,015           4,870          17,935         15,503
Held-to-maturity securities                                               488             374           1,378          1,154
- ----------------------------------------------------------------------------------------------------------------------------
                            Total Interest and Dividend Income         23,876          22,594          70,209         68,035
- ----------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits:
     Time certificates of deposits of $100,000 or more                    785             680           2,061          2,166
     Other deposits                                                     3,012           3,007           9,025         10,322
Federal funds purchased and securities sold under agreements
     to repurchase                                                      1,080             915           3,262          2,320
Other borrowings                                                          946             956           2,843          3,093
- ----------------------------------------------------------------------------------------------------------------------------
                                        Total Interest Expense          5,823           5,558          17,191         17,901
- ----------------------------------------------------------------------------------------------------------------------------
                                           Net Interest Income         18,053          17,036          53,018         50,134
- ----------------------------------------------------------------------------------------------------------------------------
                        Less:  Provision for loan/lease losses            749             585           2,274          1,723
- ----------------------------------------------------------------------------------------------------------------------------
     Net Interest Income After Provision for Loan/Lease Losses         17,304          16,451          50,744         48,411
- ----------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Trust and investment services income                                    1,274           1,092           3,938          3,138
Service charges on deposit accounts                                     2,074           1,863           5,869          5,215
Insurance commissions and fees                                          1,693           1,371           4,883          3,974
Card services income                                                      646             577           1,835          1,735
Other service charges                                                     813             732           2,457          2,342
Increase in cash surrender value of corporate owned life insurance        225             262             807            777
Gains on sale of loans                                                     66              24             185            849
Other income                                                              513             429             939            655
Net realized (loss) gain on available-for-sale securities                  (8)           (241)             70            101
- ----------------------------------------------------------------------------------------------------------------------------
                                      Total Noninterest Income          7,296           6,109          20,983         18,786
- ----------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salary and wages                                                        6,702           5,921          19,966         17,944
Pension and other employee benefits                                     1,693           1,639           5,345          5,188
Net occupancy expense of bank premises                                    881             837           2,756          2,521
Furniture and fixture expense                                             859             805           2,557          2,431
Marketing expense                                                         503             473           1,473          1,390
Professional fees                                                         539             270           1,115            686
Software licensing and maintenance                                        308             255           1,010            804
Amortization of intangible assets                                         154             170             502            544
Other operating expense                                                 2,748           2,888           8,512          8,151
- ----------------------------------------------------------------------------------------------------------------------------
                                    Total Noninterest Expenses         14,387          13,258          43,236         39,659
- ----------------------------------------------------------------------------------------------------------------------------
                 Income Before Income Tax Expense and Minority
                         Interest in Consolidated Subsidiaries         10,213           9,302          28,491         27,538
- ----------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                             34              34             101            101
                                            Income Tax Expense          3,395           3,092           9,355          9,187
============================================================================================================================
                                                    Net Income   $      6,784    $      6,176    $     19,035   $     18,250
============================================================================================================================
Basic Earnings Per Share                                         $       0.84    $       0.76    $       2.34   $       2.25
============================================================================================================================
Diluted Earnings Per Share                                       $       0.82    $       0.75    $       2.30   $       2.21
============================================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                                      Nine months ended
                                                                                 ----------------------------
                                                                                  09/30/2004      09/30/2003
                                                                                 ------------    ------------
OPERATING ACTIVITIES
Net income                                                                       $     19,035    $     18,250
Adjustments to reconcile net income to net cash
     provided by operating activities:
Provision for loan/lease losses                                                         2,274           1,723
Depreciation and amortization premises, equipment, and software                         2,664           2,351
Amortization of intangible assets                                                         502             544
Earnings from corporate owned life insurance                                             (807)           (777)
Net amortization on securities                                                          1,702           3,263
Net realized gain on available-for-sale securities                                        (70)           (101)
Net gain on sale of loans                                                                (185)           (849)
Proceeds from sale of loans                                                            10,741          42,155
Loans originated for sale                                                             (10,563)        (37,027)
Net (gain) loss on sales of bank premises and equipment                                   (19)             30
Decrease (increase) in accrued interest receivable                                        166            (184)
Increase (decrease) in accrued interest payable                                             2             (59)
Other, net                                                                              6,819           3,440
- -------------------------------------------------------------------------------------------------------------
                                     Net Cash Provided by Operating Activities         32,261          32,759
- -------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities                             186,430         250,898
Proceeds from sales of available-for-sale securities                                   46,132          93,512
Proceeds from maturities of held-to-maturity securities                                12,801           9,340
Purchases of available-for-sale securities                                           (256,868)       (392,328)
Purchases of held-to-maturity securities                                              (29,499)        (12,612)
Net increase in loans                                                                 (78,159)        (88,595)
Proceeds from sale of bank premises and equipment                                          55              32
Purchases of bank premises and equipment                                               (5,191)         (2,768)
Purchase of corporate owned life insurance                                                (25)              0
Net cash used in acquisitions                                                               0             (53)
- -------------------------------------------------------------------------------------------------------------
                                         Net Cash Used in Investing Activities       (124,324)       (142,574)
- -------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase in demand, money market,
  and savings deposits                                                                 76,903          65,069
Net increase (decrease) in time deposits                                               50,805          (1,121)
Net (decrease) increase in securities sold under agreements
   to repurchase and Federal funds purchased                                          (24,177)         74,232
Increase in other borrowings                                                           16,623          60,000
Repayment of other borrowings                                                         (26,247)        (69,668)
Cash dividends                                                                         (7,333)         (6,647)
Cash paid in lieu of fractional shares - 10% stock dividend                                 0             (13)
Common stock repurchased and returned to unissued status                               (2,976)         (3,712)
Net proceeds from exercise of stock options and related tax benefit                       658             438
- -------------------------------------------------------------------------------------------------------------
                                     Net Cash Provided by Financing Activities         84,256         118,578
- -------------------------------------------------------------------------------------------------------------

Net (Decrease) Increase in Cash and Cash Equivalents                                   (7,807)          8,763
Cash and cash equivalents at beginning of period                                       65,756          64,298
=============================================================================================================
Total Cash & Cash Equivalents at End of Period                                   $     57,949    $     73,061
=============================================================================================================

Supplemental Information:
     Cash paid during the year for:
          Interest                                                               $     17,190    $     17,960
          Taxes                                                                         4,708           3,681

Non-cash Investing Activities
           Securitization of Loans                                                          0          39,663

See accompanying notes to unaudited condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (In thousands, except share data) (Unaudited)

                                                                                         Accumulated
                                                                                           Other
                                              Common                      Undivided     Comprehensive     Treasury
                                              Stock         Surplus        Profits      Income (Loss)       Stock          Total
===================================================================================================================================
January 1, 2003                           $        747   $     45,997   $     96,722    $      7,597    ($       466)  $    150,597
- -----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
    Net Income                                                                18,250                                         18,250
    Other comprehensive loss                                                                  (5,197)                        (5,197)
                                                                                                                       ------------
           Total Comprehensive Income                                                                                        13,053
                                                                                                                       ============

Cash dividends ($0.81/Share)                                                  (6,647)                                        (6,647)
Exercise of stock options, and related
     tax benefit (32,915 shares, net)                3            435                                                           438
Common stock repurchased and returned
     to unissued status (95,799 shares)             (9)        (3,703)                                                       (3,712)
Effect of 10% stock dividend                        74         33,071        (33,145)                                             0
Cash paid in lieu of fractional shares
     (298 shares)                                                                (13)                                           (13)
===================================================================================================================================
Balances at September 30, 2003            $        815   $     75,800   $     75,167    $      2,400    ($       466)  $    153,716
===================================================================================================================================

- -----------------------------------------------------------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------------------------------
January 1, 2004                           $        819   $     76,926   $     78,676    $      3,015    ($       466)  $    158,970
- -----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
    Net Income                                                                19,035                                         19,035
    Other comprehensive loss                                                                    (140)                          (140)
                                                                                                                       ------------
            Total Comprehensive Income                                                                                       18,895
                                                                                                                       ============

Cash dividends ($0.90/Share)                                                  (7,333)                                        (7,333)
Exercise of stock options and related
    tax benefit ( 25,292 shares, net)                2            656                                                           658
Common stock repurchased and returned
   to unissued status ( 65,946 shares)              (7)        (2,969)                                                       (2,976)
Directors deferred compensation plan
   (16,225 shares)                                                526                                           (526)             0
===================================================================================================================================
Balances at September 30, 2004            $        814   $     75,139   $     90,378    $      2,875    ($       992)  $    168,214
===================================================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Trustco, Inc. ("Tompkins" or the "Company"), is the corporate parent to three community banks, Tompkins Trust Company ("Trust Company"), The Bank of Castile, and The Mahopac National Bank, which together operate 35 banking offices in New York State, and to one insurance agency subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). Unless the context otherwise requires, the term "Company" refers to Tompkins Trustco, Inc. and its subsidiaries.

Headquartered in Ithaca, New York, Tompkins is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Tompkins was organized in 1995, under the laws of the State of New York, as a bank holding company for Trust Company, a commercial bank that has operated in Ithaca and surrounding communities since 1836. Through its community banking subsidiaries, the Company provides traditional banking services. Tompkins offers trust and investment services through Tompkins Investment Services, a division of Trust Company. The Company also offers insurance services through Tompkins Insurance, an independent agency with a history of over 100 years of service to individual and business clients throughout western New York. Each Tompkins subsidiary operates with a community focus, meeting the needs of the unique communities served.

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

The Company applies Accounting Principles Board Opinion (APB Opinion) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plan. Accordingly, compensation expense is recognized only if the exercise price of the option is less than the fair value of the underlying stock at the grant date. Since the Company grants options with the exercise price equal to the fair value of the underlying stock at the grant date, there is no compensation expense recorded in net income. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," requires companies not using a fair value based method of accounting for stock options to provide pro forma disclosure of net income and earnings per share as if the fair value method of accounting had been applied. Had the Company determined compensation cost based on the fair value of its stock options at the grant date under SFAS No. 123, the Company's net income and earnings per share would have been reduced to pro forma amounts indicated in the following table.

                                                                   Three months ended             Nine months ended
(in thousands except per share data)                            09/30/2004     09/30/2003     09/30/2004     09/30/2003
- ------------------------------------------------------------------------------------------------------------------------
Net Income:
   As reported                                                 $      6,784   $      6,176   $     19,035   $     18,250
   Deduct:  Total stock-based employee compensation expense
    determined under fair value based method for all awards,
    net of all related tax effects                                      217            147            528            408
- ------------------------------------------------------------------------------------------------------------------------
   Pro forma                                                   $      6,567   $      6,029   $     18,507   $     17,842
- ------------------------------------------------------------------------------------------------------------------------

Basic earnings per share:
  As reported                                                  $       0.84   $       0.76   $       2.34   $       2.25
- ------------------------------------------------------------------------------------------------------------------------
   Pro forma                                                           0.81           0.74           2.27           2.20
- ------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share:
   As reported                                                 $       0.82   $       0.75   $       2.30   $       2.21
========================================================================================================================
   Pro forma                                                           0.80           0.73           2.24           2.16
========================================================================================================================

The per share-weighted average fair value of the 199,000 stock options granted during the first nine months of 2004 was $15.00. The per share weighted average fair value of the 6,600 stock options granted during the first nine months of 2003 was $17.48. Fair values were arrived at using the Black Scholes option-pricing model with the following assumptions:

                                                        2004             2003
- --------------------------------------------------------------------------------
Risk-free interest rate                                 3.82%            3.68%
Expected dividend yield                                 2.70%            2.80%
Volatility                                             39.76%           44.58%
Expected life (years)                                   5.00             7.00
================================================================================

In management's opinion the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options because the Company's employee stock options have characteristics different from those of traded options, for which the Black-Scholes option-pricing model was developed, and because changes in the subjective assumptions can materially affect fair value estimate.


3. Earnings Per Share

The Company follows the provisions of SFAS No. 128, "Earnings per Share" ("EPS"). A computation of Basic EPS and Diluted EPS for the three and nine month periods ending September 30, 2004 and 2003 is presented in the table below.

- -------------------------------------------------------------------------------------------------------------
Three months ended September 30, 2004                                Net Income      Weighted         Per
(In thousands except share and per share data)                      (Numerator)    Average Shares    Share
                                                                                   (Denominator)     Amount
- -------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                            $      6,784      8,120,935   $       0.84

Effect of dilutive securities (Stock options)                                          120,718

Diluted EPS
=============================================================================================================
Income available to common shareholders plus assumed conversions   $      6,784      8,241,653   $       0.82
=============================================================================================================

- -------------------------------------------------------------------------------------------------------------
Three months ended September 30, 2003                                Net Income      Weighted         Per
(In thousands except share and per share data)                      (Numerator)    Average Shares    Share
                                                                                   (Denominator)     Amount
- -------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                            $      6,176      8,112,827   $       0.76

Effect of dilutive securities (Stock options)                                          157,771

Diluted EPS
- -------------------------------------------------------------------------------------------------------------
Income available to common shareholders plus assumed conversions   $      6,176      8,270,598   $       0.75
- -------------------------------------------------------------------------------------------------------------

- -------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 2004                                 Net Income      Weighted         Per
(In thousands except share and per share data)                      (Numerator)    Average Shares    Share
                                                                                   (Denominator)     Amount
- -------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                            $     19,035      8,148,141   $       2.34

Effect of dilutive securities (Stock options)                                          130,472

Diluted EPS
- -------------------------------------------------------------------------------------------------------------
Income available to common shareholders plus assumed conversions   $     19,035      8,278,613   $       2.30
- -------------------------------------------------------------------------------------------------------------

- -------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 2003                                 Net Income      Weighted         Per
(In thousands except share and per share data)                      (Numerator)    Average Shares    Share
                                                                                   (Denominator)     Amount
- -------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                            $     18,250      8,125,410   $       2.25

Effect of dilutive securities (Stock options)                                          140,757

Diluted EPS
- -------------------------------------------------------------------------------------------------------------
Income available to common shareholders plus assumed conversions   $     18,250      8,266,167   $       2.21
- -------------------------------------------------------------------------------------------------------------


4. Comprehensive Income (Loss)
                                                                 Three months ended          Nine months ended
(in thousands)                                                09/30/2004   09/30/2003    09/30/2004    09/30/2003
- -----------------------------------------------------------------------------------------------------------------
Net Income                                                    $    6,784   $    6,176    $   19,035    $   18,250

Net unrealized holding gains (losses) during the period            7,819       (4,573)          (98)       (5,136)
           Memo: Pre-tax net unrealized holding gain (loss)       13,032       (7,621)         (163)       (8,561)

Reclassification adjustment for net realized loss (gain) on
     available-for-sale securities                                     5          145           (42)          (61)
                  Memo: Pretax net realized loss (gain)                8          241           (70)         (101)
- -----------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                                  7,824       (4,428)         (140)       (5,197)

=================================================================================================================
Total Comprehensive Income                                    $   14,608   $    1,748    $   18,895    $   13,053
=================================================================================================================

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

Components of Net Period Benefit Cost

                                                     Pension Benefit             Other Benefits
                                                   Three months ended          Three months ended
(In thousands)                                  09/30/2004    09/30/2003    09/30/2004   09/30/2003
- ---------------------------------------------------------------------------------------------------
Service cost                                    $      334    $      292    $       44   $       37
Interest cost                                          407           384            77           71
Expected return on plan assets for the period         (579)         (451)            0            0

Amortization of transition (asset) liability             0           (14)           29           29
Amortization of prior service cost                     (33)          (33)            2            2
Amortization of net loss                               164           175             1            0
===================================================================================================
Net periodic benefit cost                       $      293    $      353    $      153   $      139
===================================================================================================

                                                     Pension Benefit             Other Benefits
                                                    Nine months ended           Nine months ended
(In thousands)                                  09/30/2004    09/30/2003    09/30/2004   09/30/2003
- ---------------------------------------------------------------------------------------------------
Service cost                                    $    1,002    $      876    $      132   $      111
Interest cost                                        1,221         1,152           231          213
Expected return on plan assets for the period       (1,737)       (1,353)            0            0

Amortization of transition (asset) liability             0           (42)           87           87
Amortization of prior service cost                     (99)          (99)            6            6
Amortization of net loss                               492           525             3            0
===================================================================================================
Net periodic benefit cost                       $      879    $    1,059    $      459   $      417
===================================================================================================

The Company previously disclosed in its financial statements for the year ended December 31, 2003, included in its 2003 Annual Report on Form 10-K, that although it was not required to contribute to the pension plan in 2004, it may voluntarily contribute to the pension plan in 2004. There was no contribution to the pension plan through the first nine months of 2004; however, the Company expects to contribute approximately $2.5 million in the fourth quarter of 2004.

In addition to the Company's noncontributory defined-benefit retirement and pension plan, the Company provides supplemental employee retirement plans (SERPS) to certain executives. For the three month period ended September 30, 2004, the net periodic benefit cost of the Company's SERPS was $134,000, consisting of the following: service cost of $18,000; interest cost of $83,000; amortization of prior service cost of $26,000; and amortization of net loss of $7,000. For the three month period ended September 30, 2003, the net periodic benefit cost was $126,000, consisting of the following: service cost of $16,000; interest cost of $78,000; amortization of prior service cost of $26,000; and amortization of net loss of $6,000.

For the nine month period ended September 30, 2004, the net periodic benefit cost of the Company SERPS was $402,000, consisting of the following: service cost of $54,000; interest cost of $249,000; amortization of prior service cost of $78,000; and amortization of net loss of $21,000. For the nine month period ended September 30, 2003, the net periodic benefit cost was $378,000, consisting of the following: service cost of $48,000; interest cost of $234,000; amortization of prior service cost of $78,000; and amortization of net loss of $18,000.

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

In May 2004, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which supersedes FSP FAS 106-1 of the same title. The FSP clarifies the accounting for the benefits attributable to new government subsidies for companies that provide prescription drug benefits to retirees. The new accounting requirements are effective beginning in the third calendar quarter of 2004. In accordance with FSP FAS 106-1, the Company elected to defer accounting for the economic effects of the new Medicare Act. Accordingly, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effect of the subsidy because the Company, as of September 30, 2004, has not concluded whether the benefits provided by the plan are actuarially equivalent to Part D under the Medicare Act.

6.  Financial Guarantees

FASB Interpretation No. 45 (FIN No. 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 requires certain disclosures and potential liability recognition for the fair value at issuance of guarantees that fall within its scope. Based upon the Company's interpretation of FIN No. 45, the Company currently does not issue any guarantees that would require liability recognition under FIN No. 45, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of September 30, 2004, the Company's maximum potential obligation under standby letters of credit was $21.4 million. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate losses as a result of these transactions.



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

Effective January 1, 2001, the Company completed the acquisition of 100% of the common stock of Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., in a cash and stock transaction accounted for as a purchase. The two agencies have been merged with and into Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"), a wholly-owned subsidiary of Tompkins. Subsequently, the Company has acquired three additional insurance agencies, which have been merged into Tompkins Insurance. The agencies primarily offer property and casualty insurance to individuals and businesses in Western New York State. Tompkins Insurance has eight offices located in a geographic area that closely matches the footprint of the Company's Bank of Castile subsidiary. Further details pertaining to the mergers and acquisitions are presented in Note 6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

Other external factors affecting the Company's operating results are market rates of interest, the condition of financial markets, and both national and regional economic conditions. The Company's subsidiary banks operate 35 offices, including one limited-service office, serving communities located in upstate New York. The general economic climate of the markets served by the Company vary by region, with the Western New York market representing the most challenging due to recent cutbacks and layoffs by some major employers in Rochester, New York. The economic climates in Tompkins County and in the counties the Company serves near the New York City area are more favorable.

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


Forward-Looking Statements

The Company is making this statement in order to satisfy the "Safe Harbor" provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company's operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed and/or implied by such forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the development of an interest rate environment that may adversely affect the Company's interest rate spread, other income or cash flow anticipated from the Company's operations, investment and/or lending activities; changes in laws and regulations affecting banks, insurance companies, bank holding companies and/or financial holding companies; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; protection and validity of intellectual property rights; reliance on large customers; and financial resources in the amounts, at the times and on the terms required to support the Company's future businesses. In addition, such forward-looking statements could be affected by general industry and market conditions and growth rates, general economic and political conditions, including interest rate and currency exchange rate fluctuations, and other factors.


Critical Accounting Policies

In the course of the Company's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Company. Some of these policies are more critical than others. Management considers the accounting policy relating to the reserve for loan/lease losses (reserve) to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of reserve needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Company's results of operations.

The Company has developed a methodology to measure the amount of estimated loan loss exposure inherent in the loan portfolio to ensure that an adequate reserve is maintained. The methodology includes an estimate of exposure for the following: specifically reviewed and graded loans, historical loss experience by product type, past due and nonperforming loans, and other internal and external factors such as local and regional economic conditions, growth trends, and credit policy and underwriting standards. The methodology includes a review of loans considered impaired in accordance with the Statement of Financial

Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", as well as other commercial loans and commercial mortgage loans that are evaluated using an internal rating system. An estimated exposure amount is assigned to these internally reviewed credits based upon a review of the borrower's financial condition, payment history, collateral adequacy, and business conditions. For commercial loans and commercial mortgage loans not specifically reviewed, and for more homogenous loan portfolios such as residential mortgage loans and consumer loans, estimated exposure amounts are assigned based upon historical loss experience as well as past due status. Lastly, an additional unallocated reserve is maintained based upon management judgment and assessment of other quantitative and qualitative factors such as regional and local economic conditions and portfolio growth trends.

Since the methodology is based upon historical experience and trends as well as management's judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, and declines in local property values. While management's evaluation of the reserve for loan/lease losses as of September 30, 2004, considers the reserve to be adequate, under adversely different conditions or assumptions, the Company would need to increase the reserve.

All accounting policies are important and the reader of the financial statements should review these policies, described in Note 1 of the Company's Form 10-K for the year ended December 31, 2003, to gain a greater understanding of how the Company's financial performance is reported.

RESULTS OF OPERATIONS
For the quarter ended September 30, 2004, net income was $6.8 million, an increase of 9.8% compared to net income of $6.2 million for the same period in 2003. Diluted earnings per share were $0.82 for the third quarter of 2004, compared to $0.75 for the same period in 2003. For the nine months ended September 30, 2004, net income was $19.0 million compared to $18.3 million for the nine months ended September 30, 2003. Diluted earnings per share were $2.30 for the first nine months of 2004 compared to $2.21 for the same period in 2003. The increase in net income in 2004 over 2003 is due to an increase in net interest income as well as increases in key fee income categories. Net interest income benefited from growth in average earnings assets and core deposits, while the increase in noninterest income reflects the successful execution of the Company's primary business strategies. These strategies include a commitment to community banking through diversified revenue sources, including net interest income generated from the loan and securities portfolios, trust and investment services income, commissions from insurance sales, and other service charges and fees for providing banking and related financial services.

The historically low interest rate environment continues to be a challenge to operating performance, as yields on the Company's earning assets reprice downward more rapidly than the interest cost on the Company's interest-bearing liabilities. The Company's net interest margin decreased from 4.26% for the third quarter of 2003 to 4.06% for the third quarter of 2004. The year-to-date net interest margin decreased from 4.32% in 2003 to 4.09% in 2004. Despite the decline in the net interest margin, net interest income increased by 6.0% to $18.1 million for the three months ended September 30, 2004, from $17.0 million for the same period in 2003. The increase in net interest income during this period of declining margins was achieved through solid growth in earning assets. Average earning assets increased by $185.2 million, or 11.3%, from $1.6 billion at September 30, 2003, to $1.8 billion at September 30, 2004. Growth in average earning assets included a 7.9% increase in average loans and a 17.6% increase in average securities, excluding market value adjustments. A $146.0 million increase in average deposits from the third quarter of 2003 to the third quarter of 2004 supported the growth in average earnings assets.

Asset quality showed some improvement when compared to the same period last year, with nonperforming assets decreasing to $8.1 million at September 30, 2004, from $9.6 million at September 30, 2003. The ratio of nonperforming assets to total assets improved from 0.53% at September 30, 2003, to 0.41% at September 30, 2004. Net charge-offs in the third quarter of 2004 were $674,000, compared to $1.2 million in the third quarter of 2003. The provision expense increased to $749,000 in the third quarter of 2004 from $585,000 in the same period in 2003.

Noninterest income was up $1.2 million, or 19.4%, to $7.3 million for the three months ended September 30, 2004, from $6.1 million for the same period in 2003. The majority of the increase was due to solid growth in trust and investment services income, insurance commissions and fees, and service charges on deposit accounts. Trust and investment services income benefited from new business initiatives as well as higher stock market levels, while insurance commissions and fees benefited from an acquisition of a small insurance agency in the fourth quarter of 2003. Recent additions to the Company's branch network and an increase in fees and related services contributed to the growth in deposit fees.

Key performance measurements for the Company include return on average assets
(ROA) and return on average shareholders' equity (ROE). Return on average assets for the quarter ended September 30, 2004, was 1.38%, unchanged from the same period in 2003. Return on average shareholders' equity for the third quarter of 2004 was 16.76%, compared to 16.14% for the same period in 2003. Return on average assets for the nine months ended September 30, 2004, was 1.32%, compared to 1.40% for the same period in 2003. Return on average shareholders' equity for the nine months ended 2004 was 15.77%, compared to 16.14% for the same period in 2003. The decrease in year-to-date 2004 ROA and ROE compared to year-to-date 2003 reflects growth in average earnings assets at lower yields in 2004 than in 2003.

Net Interest Income
The Average Consolidated Balance Sheet and Net Interest Analysis included in this Quarterly Report on Form 10-Q illustrates the trend in average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. The Company earned tax-equivalent net interest income of $18.7 million for the three months ended September 30, 2004, an increase of 6.0% over the same period in 2003. An increased volume of earning assets and noninterest bearing deposits offset a lower net interest margin and contributed to the growth in net interest income. The net interest margin declined from 4.26% in the third quarter of 2003 to 4.06% in the third quarter of 2004.

For the nine months ended September 30, 2004, the Company earned tax-equivalent net interest income of $54.9 million, an increase of 5.7% over $51.9 million for the first nine months of 2003. The net interest margin for the nine months ended September 30, 2004 was 4.09%, down from 4.32% for the same period in 2003.

The low interest rate environment has resulted in declines in both the yield on earning assets and the cost of interest-bearing liabilities. The yield on earning assets declined from 5.81% for the first nine months of 2003, to 5.37% for the same period in 2004. The cost of interest-bearing liabilities declined from 1.82% to 1.58% over the same period. The yield on earning assets for the third quarter of 2003 was 5.60% compared to 5.33% for the third quarter of 2004. The cost of interest-bearing liabilities was 1.66% for the third quarter of 2003 compared to 1.58% for the same period in 2004. The larger decline in asset yields has contributed to the compression in the Company's net interest margin. The recent increase in the Prime lending rate has had a positive effect on interest income; however, the narrowing of the spread between longer-term interest rates and short-term interest rates has offset some of this positive impact. Although the net interest margin continued to decline during the quarter, the rate of decline on a sequential quarter comparison was less in the third quarter of 2004, than in the preceding three quarters.

Average earning assets for the year-to-date period ended September 30, 2004, were up $185.5 million, or 11.5%, to $1.8 billion from $1.6 billion for the period ended September 30, 2003. Growth in earning assets was concentrated in securities and commercial and residential lending products. Average securities (excluding changes in unrealized gains and losses on available-for-sale securities) increased by $95.7 million for the first nine months of 2004 compared to the same period of 2003. Growth in the securities portfolio included a $44.7 million increase in average U.S. Government agency securities, and a $44.9 million increase in U.S. Government mortgage-backed securities. The increase in mortgage-backed securities includes the effects of $39.7 million in securities that were created from the Company's own mortgage production in August 2003. Prepayments on mortgage-backed securities slowed in the first nine months of 2004 compared with the same period in 2003; consequently premium amortizations decreased to $1.7 million for the first nine months of 2004 compared to $3.3 million for the same period in 2003.

Between September 30, 2003, and September 30, 2004, year-to-date average balances for commercial real estate loans and commercial loans increased by $52.3 million and $13.2 million, respectively. The combined average balances of commercial loan products, including commercial leases, increased by 13.0% for the first nine months of 2004 compared to the same period in 2003. These commercial lending products represented 49.2% of average loans at September 30, 2004, compared with 47.0% of average loans at September 30, 2003. Management continues to emphasize commercial services, as these commercial loan products are typically attractive to the Company from a yield and interest rate risk management perspective. Average residential real estate loans at September 30, 2004, increased by $10.4 million over average real estate loans at September 30, 2003, despite $21.8 million in residential mortgage loan sales between September 30, 2003 and September 30, 2004, and the securitization of another $39.7 million of residential mortgage loans during the same period.

Core deposits (total deposits, less brokered deposits, municipal money market deposits, and time deposits of $100,000 or more) supported the growth in average assets in the first nine months of 2004. Average core deposits for the nine months ended September 30, 2004, increased by $93.5 million, or 8.7%, from an average balance of $1.1 billion for the first nine months of 2003, to approximately $1.2 billion. Core deposits represent the Company's largest and lowest cost funding source, with average core deposits representing 65.9% of average liabilities for the first nine months of 2004. This compares to 67.2% for the same period in 2003.

Non-core funding sources, which include time deposits of $100,000 or more, brokered deposits, municipal money market deposits, Federal funds purchased, securities sold under agreements to repurchase (repurchase agreements), and other borrowings provided additional sources of funding to support asset growth. Average balances on these non-core funding sources increased by $82.1 million between September 30, 2003, and September 30, 2004. The growth in average non-core funding was concentrated in wholesale repurchase agreements and reflected favorable rates and terms on these funding sources. The primary component of non-core funding sources at September 30, 2004, was municipal money market deposits with an average balance of $154.1 million.

Provision for Loan/Lease Losses
The provision for loan/lease losses represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses at an adequate level. Management has developed a model to measure the amount of estimated loan loss exposure inherent in the loan portfolio to ensure that an adequate reserve is maintained. For the third quarter of 2004, the provision for loan/lease losses was $749,000, compared to $585,000 for the same period in 2003. The provision for loan/lease losses of $2.3 million for the first nine months of 2004 is up from $1.7 million for the same period in 2003. The increase in the provision for loan/lease losses in 2004 is attributable to continued growth in the loan portfolio, including an increased level of commercial real estate and commercial loans. Net charge-offs were $674,000 for the quarter ended September 30, 2004, compared to $1.2 million for the quarter ended September 30, 2003. Net charge-offs were approximately $1.8 million for the first nine months of 2004 and 2003. The reserve for loan/lease losses as a percentage of period end loans was 1.06% at September 30, 2004, 1.09% at December 31, 2003, and 1.12% at
September 30, 2003.

Noninterest Income
Although net interest income is the Company's primary revenue source, competitive, regulatory and economic conditions have led management to target noninterest income sources as important drivers of long-term revenue growth. Noninterest income for the nine months ended September 30, 2004, was $21.0 million, an increase of 11.7% over the same period in 2003. For the year-to-date period ended September 30, 2004, noninterest income represented 28.4% of total revenue, compared to 27.3% for the same period in 2003. Noninterest income for the three months ended September 30, 2004 was $7.3 million, an increase of 19.4% over the same period in 2003. The growth in noninterest income for the year-to-date period is significant in that 2004 results were negatively affected by reduced income from sales of residential mortgages. For the first nine months of 2004, gains on sales of residential loans were down $664,000. The higher amount of gains in 2003 was largely due to increased application volumes that were driven by historically low interest rates in the first half of 2003.

Trust and investment services income was $3.9 million in the first nine months of 2004, which is up 25.5% over the same period in 2003. For the third quarter of 2004, trust and investment services income of $1.3 million increased $182,000 or 16.7% over the same period last year. Growth in new business and an increase in the major stock market indices contributed to the growth in trust and investment services income for the quarter. With fees largely based on the market value and mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The market value of assets managed by, or in custody of, Tompkins Investment Services was $1.4 billion at September 30, 2004, up 8.0% from September 30, 2003. Tompkins Investment Services generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing investments in employee benefits plans. Services are primarily provided to customers in the Company's market areas, but currently the division has customers in approximately 40 states. Trends for new business in trust and investments services remain positive.

Service charges on deposit accounts were $5.9 million for the nine-month period ended September 30, 2004, compared to $5.2 million for the same period in 2003. For the third quarter of 2004, service charges on deposit accounts were $2.1 million, an increase of $211,000 over the same quarter last year. The growth in 2004 over 2003 reflects an increase in deposit accounts, fee increases, and additional deposit related services. The average dollar volume of noninterest-bearing accounts increased by about $35.7 million between September 30, 2003, and September 30, 2004, from $256.3 million to $292.0 million. Interest-bearing checking, savings and money market accounts increased by $55.5 million over the same period, from $717.0 million to $772.5 million.

Insurance commissions and fees were $4.9 million for the first nine months of 2004, up 22.9% from the $4.0 million for the same period last year. For the third quarter of 2004, income from insurance commissions and fees was $1.7 million, up $322,000 or 23.5% from the third quarter of 2003. Higher premium costs instituted by underwriting insurance companies and Tompkins Insurance's acquisition of a small insurance agency in November 2003 contributed to the growth in commission income. Tompkins Insurance has also expanded its efforts to offer services to bank customers by sharing certain offices with The Bank of Castile.

Card services income of $1.8 million for the nine months ended September 30, 2004, was up 5.8% from the $1.7 million earned in the first nine months of 2003. Card services income was $646,000 in the third quarter 2004, an increase of 12.0% over income of $577,000 in the same quarter of 2003. The increase in income over prior year was concentrated in debit card income and ATM fees and reflects an increased number of cardholders, higher transaction volume and fee increases. The Company continues to expand its product offerings to better serve the needs of customers. Card services products include traditional credit cards, purchasing cards, and debit cards.

Noninterest income for the first nine months of 2004 includes $807,000 of income relating to increases in the cash surrender value of corporate owned life insurance (COLI). This compares to $777,000 for the same period in 2003. The COLI relates to life insurance policies covering certain senior officers of the Company. The Company's average investment in COLI was $23.2 million for the nine-month period ended September 30, 2004, compared to $21.8 million for the same period in 2003. Although income associated with the insurance policies is not included in interest income, increases in the cash surrender value produced a tax-equivalent return of 7.42% for the first nine months of 2004, compared to 7.96% for the same period in 2003.

Net gains on loan sales were $185,000 in the first nine months of 2004, compared with $849,000 during the same period last year. Residential loan origination volume was lower in the first nine months of 2004 when compared to the same period last year, as an increase in interest rates for residential loan products slowed the volume of applications to refinance loans. Historically low interest rates in the first half of 2003 led to strong application volume, including applications to refinance mortgage loans currently serviced by the Company and others. As a result of lower application volume in 2004, loan sales decreased to $10.6 million in the first nine months of 2004, down from $41.3 million in the first nine months of 2003.

Noninterest Expenses
Total noninterest expenses were $43.2 million for the first nine months of 2004, an increase of 9.0% over noninterest expenses of $39.7 million for the same period in 2003. For the third quarter of 2004, noninterest expenses were $14.4 million, up 8.5% over the prior year third quarter. The increase in noninterest expense in the first nine months of 2004 is concentrated in personnel-related costs. Personnel-related expenses comprise the largest segment of noninterest expense, representing 58.5% of noninterest expense for the first nine months of 2004 compared to 58.3% of noninterest expense for the first nine months of 2003. The 9.4% increase in personnel-related expenses year-over-year was primarily a result of higher salaries and wages related to an increase in average full time equivalents employees (FTEs), from 542 at September 30, 2003, to 577 at September 30, 2004, as well as annual salary adjustments. The increase in average FTEs is primarily a result of staffing requirements at the Company's newer offices, including the Mt. Kisco office of Mahopac National Bank, which opened in July 2004, the Auburn office of Tompkins Trust Company, which opened in July 2003, and the two small insurance agency acquisitions by Tompkins Insurance in 2003.

Expenses related to bank premises and furniture and fixtures totaled $5.3 million for the first nine months of 2004, an increase of 7.3% over the same period last year. For the third quarter of 2004, expenses related to bank premises and furniture and fixtures were $1.7 million compared to $1.6 million for the third quarter of 2003. The additions to the Company's branch network mentioned above as well as higher real estate taxes, insurance and utility costs contributed to the increased expenses for bank premises and furniture and fixtures year-over-year.

Other noninterest expenses amounted to $12.6 million in the first nine months of 2004, compared to $11.6 million for the same period in 2003. For the third quarter of 2004, other noninterest expenses were $4.3 million, an increase of 4.8% over the same period in 2003. Contributing to the increase in other operating expenses were: higher professional fees related to complying with Sarbanes-Oxley Act of 2002, and higher software license and maintenance fees mainly related to upgrades to our mainframe computer system. Professional services expenses associated with the implementation of Section 404 of Sarbanes-Oxley Act were $164,500 in the third quarter of 2004, and $204,000 for the year-to-date period; no such fees were incurred during the same period in 2003.

Income Tax Expense
The provision for income taxes provides for Federal and New York State income taxes. The provision for the nine months ended September 30, 2004, was $9.4 million, compared to $9.2 million for the same period in 2003. The increased provision is primarily due to increased earnings for the period. The Company's effective tax rate for the first nine months of 2004 was 32.8%, compared to 33.4% for the same period in 2003. The lower effective tax rate reflects higher levels of nontaxable income, such as income from investments in municipal bonds.

FINANCIAL CONDITION
The Company's total assets were nearly $2.0 billion at September 30, 2004, representing an increase of $107.8 million over total assets reported at December 31, 2003. Asset growth included a $76.4 million increase in total loans and a $39.1 million increase in the carrying value of securities. Loan growth during the period is net of $10.6 million in sales of fixed rate residential mortgage loans during the first nine months of 2004. Loan growth was concentrated in the commercial real estate and residential real estate loan portfolios. Growth in the securities portfolio reflects enhanced utilization of the Company's liquidity position. Deposits were up $127.7 million in the first nine months of 2004, from $1.4 billion at December 31, 2003, to $1.5 billion at September 30, 2004. Additions to the Company's branch network contributed to the growth in deposits in the first nine months of 2004.

Capital
Total shareholders' equity totaled $168.2 million at September 30, 2004, an increase of $9.2 million from December 31, 2003. The increase was concentrated in undivided profits, which were up $11.7 million from year-end 2003. Surplus decreased $1.8 million from $76.9 million at December 31, 2003, to $75.1 million at September 30, 2004, as share repurchases more than offset the effects of stock option exercises. Accumulated other comprehensive income was down $140,000 over the same period, reflecting a decrease in unrealized gains on available-for-sale securities. Cash dividends paid in the first nine months of 2004 totaled approximately $7.3 million, representing 38.5% of year-to-date earnings. Cash dividends of $0.90 per share for the first nine months of 2004 were up 11.1% from $0.81 per share for the same period in 2003.

On July 24, 2002, the Company's board of directors approved a stock repurchase plan (the "2002 Plan"), which authorized the repurchase of up to 440,000 shares of Tompkins common stock over a two-year period. The 2002 Plan ended July 24, 2004, with 163,065 shares purchased under the 2002 Plan at an average cost of $41.31. This includes 65,946 shares purchased in 2004, at an average cost of $45.13 per share.

On July 27, 2004, the Company's board of directors approved a new stock repurchase plan (the "2004 Plan") to replace the expiring 2002 Plan. The 2004 Plan authorizes the repurchase of up to 400,000 shares of the Company's outstanding common stock over a two-year period. As of September 30, 2004, no shares have been repurchased under the 2004 Plan.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and its subsidiaries meet all capital adequacy requirements to which they are subject. The table below reflects the Company's capital position at September 30, 2004, compared to the regulatory capital requirements for "well capitalized" institutions.

REGULATORY CAPITAL ANALYSIS - September 30, 2004
- ----------------------------------------------------------------------------------------------------
                                                          Actual                 Well Capitalized
                                                                                    Requirement
(Dollar amounts in thousands)                       Amount        Ratio        Amount          Ratio
- ----------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets)            $166,247       13.4%          $124,388      10.0%
Tier I Capital (to risk weighted assets)           $154,072       12.4%          $ 74,633       6.0%
Tier I Capital (to average assets)                 $154,072        7.9%          $ 97,342       5.0%
====================================================================================================

As illustrated above, the Company's capital ratios on September 30, 2004, remain well above the minimum requirement for well capitalized institutions. As of September 30, 2004, the capital ratios for each of the Company's subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

Reserve for Loan/Lease Losses and Nonperforming Assets
Management reviews the adequacy of the reserve for loan/lease losses (reserve) on a regular basis. Management considers the accounting policy relating to the reserve to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the reserve required to cover credit losses in the Company's portfolio and the material effect that assumption could have on the Company's results of operations. Factors considered in determining the adequacy of the reserve and the related provision include: management's approach to granting new credit; the ongoing monitoring of existing credits by the internal and external loan review functions; the growth and composition of the loan and lease portfolio; comments received during the course of regulatory examinations; current local economic conditions; past due and nonperforming loan statistics; estimated collateral values; and a historical review of loan and lease loss experience. Based upon consideration of the above factors, management believes that the reserve is adequate to provide for the risk of loss inherent in the current loan and lease portfolio. Activity in the Company's reserve for loan/lease losses during the first nine months of 2004 and 2003 is illustrated in the table below.

ANALYSIS OF THE RESERVE FOR LOAN/LEASE LOSSES  (In thousands)
- -----------------------------------------------------------------------------------------------------
                                                              September 30, 2004   September 30, 2003
- -----------------------------------------------------------------------------------------------------
Average Loans and Leases Outstanding Year to Date              $       1,104,483    $       1,023,888
- -----------------------------------------------------------------------------------------------------
Beginning Balance                                                         11,685               11,704
- -----------------------------------------------------------------------------------------------------
Provision for loan/lease losses                                            2,274                1,723
     Loans charged off                                                    (2,404)              (2,149)
     Loan recoveries                                                         620                  343
- -----------------------------------------------------------------------------------------------------
Net charge-offs                                                            1,784                1,806
- -----------------------------------------------------------------------------------------------------
Ending Balance                                                 $          12,175    $          11,621
=====================================================================================================

The reserve represented 1.06% of total loans and leases outstanding at September 30, 2004, down from 1.12% at September 30, 2003. The reserve coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) increased from 1.25 times at September 30, 2003, to
1.52 times at September 30, 2004. Management is committed to early recognition of loan problems and to maintaining an adequate reserve.

The level of nonperforming assets at September 30, 2004, and 2003 is illustrated in the table below. Nonperforming assets of $8.1 million as of September 30, 2004, reflect a decrease of $1.5 million from $9.6 million as of September 30, 2003. The current level of nonperforming assets was 0.41% of total assets at September 30, 2004 compared to 0.53% at September 30, 2003. Approximately $308,000 of nonperforming loans at September 30, 2004, were secured by U.S. Government guarantees, while $2.2 million were secured by one-to-four family residential properties.

Potential problem loans/leases are loans/leases that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans/leases as nonperforming at some time in the future. Management considers loans/leases classified as Substandard, and continue to accrue interest, to be potential problem loans/leases. At September 30, 2004, the Company's internal loan review function had identified 28 commercial relationships totaling $8.5 million, which it has classified as Substandard, which continue to accrue interest. As of December 31, 2003, the Company's internal loan review function had classified 32 commercial relationships totaling $11.5 million, which continue to accrue interest, as Substandard. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in aggregate, give management reason to believe that the current risk exposure on these loans is not significant. At September 30, 2004, approximately $411,000 of these loans were backed by guarantees of U.S. government agencies. While in a performing status as of September 30, 2004, these loans exhibit certain risk factors, which have the potential to cause them to become nonperforming in the future. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.

NONPERFORMING ASSETS (In thousands)
- --------------------------------------------------------------------------------------------------------------
                                                                       September 30, 2004   September 30, 2003
- --------------------------------------------------------------------------------------------------------------
Nonaccrual loans and leases                                               $         7,797      $         9,000
Loans past due 90 days and accruing                                                    25                   19
Troubled debt restructuring not included above                                        190                  250
- --------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                                                      8,012                9,269
- --------------------------------------------------------------------------------------------------------------
Other real estate, net of allowances                                                  104                  343
==============================================================================================================
     Total nonperforming assets                                           $         8,116      $         9,612
==============================================================================================================
Total nonperforming loans/leases as a percent of total loans/leases                  0.70%                0.89%
==============================================================================================================
Total nonperforming assets as a percentage of total assets                           0.41%                0.53%
==============================================================================================================

Deposits and Other Liabilities
Total deposits of $1.5 billion on September 30, 2004, were up $127.7 million, or 9.1%, from December 31, 2003. Core deposits represent the primary funding source for the Company. As of September 30, 2004, core deposits of $1.2 billion represented 69.3% of total liabilities. This compares to core deposits of $1.1 billion, representing 66.1% of total liabilities at December 31, 2003. The growth in core deposits was concentrated in money market accounts and noninterest bearing accounts. The opening of the Auburn office (July 2003) of the Trust Company and the Mt. Kisco office (July 2004) of Mahopac National Bank contributed to the growth in deposits.

Non-core funding sources for the Company totaled $531.6 million at September 30, 2004, down from $560.0 million at December 31, 2003. Non-core funding at September 30, 2004 included term advances and repurchase agreements with the Federal Home Loan Bank (FHLB) and retail repurchase agreements. Refer to Liquidity comment for further details.

Liquidity
Liquidity represents the Company's ability to efficiently and economically accommodate decreases in deposits and other liabilities, and fund increases in assets. The Company uses a variety of resources to meet its liquidity needs, which include cash and cash equivalents, short-term investments, cash flow from lending and investing activities, deposit growth, securities sold under repurchase agreements, and borrowings. The Company may also use borrowings as part of a growth strategy.

Cash and cash equivalents totaled $57.9 million as of September 30, 2004, down from $65.8 million at December 31, 2003. Short-term investments, consisting of securities due in one year or less, increased from $24.8 million at December 31, 2003, to $39.1 million on September 30, 2004. Securities carried at $454.7 million at December 31, 2003, and $535.7 million at September 30, 2004, were designated as pledged securities for public deposits, borrowed funds and for other purposes as provided by law. Pledged securities represented 78.7% of total securities as of September 30, 2004, compared to 70.9% as of December 31, 2003.

In the first nine months of 2004, total borrowings decreased $33.8 million from $275.0 million to $241.2 million at September 30, 2004. The decrease was primarily in retail repurchase agreements and reflected the seasonality of some of the Company's retail repurchase agreement counterparties. Included in securities sold under agreements to repurchase at September 30, 2004, were $90.0 million in FHLB repurchase agreements, $22.2 million in wholesale repurchase agreements, and $51.5 million in retail repurchase agreements. Other borrowings totaled $77.5 million consisting almost entirely of advances with the FHLB. Included in the borrowings with the FHLB are $116.0 million of callable advances with call dates ranging from 2004 to 2007.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At September 30, 2004, the unused borrowing capacity on established lines with the FHLB was $135.1 million. As members of the FHLB, the Company's subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At September 30, 2004, total unencumbered residential mortgage loans of the Company were $251.1 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

The Company has not identified any trends or circumstances that are reasonably likely to result in material increases or decreases in liquidity in the near term.


Item 3.      Quantitative and Qualitative Disclosure About Market Risk

Interest rate risk is the primary market risk category associated with the Company's operations. Interest rate risk refers to the volatility of earnings caused by changes in interest rates. The Company manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the potential effect of interest rate shifts on net interest income for future periods. Each quarter the Asset/Liability Management Committee reviews the simulation results to determine whether the exposure of net interest income to changes in interest rates remains within board-approved levels. The Committee also discusses strategies to manage this exposure and incorporates these strategies into the investment and funding decisions of the Company. The Company has not made use of derivatives, such as interest rate swaps, to manage its interest rate risk exposure.

The Company's board of directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 200 basis point change in rates. Based upon the simulation analysis performed as of September 30, 2004, a 200 basis point upward shift in interest rates over a one-year time frame would result in a one-year decline in net interest income of approximately 0.82%, assuming no balance sheet growth and no management action to address balance sheet mismatches. The same simulation indicates that a 100 basis point decline in interest rates over a one-year period would result in a decrease in net interest income of 1.74%. The negative exposure in a rising rate environment is mainly driven by the repricing assumptions of the Company's core deposit base and the lag in the repricing of the Company's adjustable rate assets. Longer-term, the impact of a rising rate environment is positive as the asset base continues to reset at higher levels, while the repricing of the rate sensitive liabilities moderates. The negative exposure in the 100 basis point decline scenario results from the Company's assets repricing downward more rapidly than the rates on the Company's interest-bearing liabilities, mainly deposits, as deposit rates are at low levels given the historically low interest rate environment over the past two years. The aforementioned percentage changes in net interest income are from our base case scenario. In our most recent simulation, the base case scenario (which assumes interest rates remain unchanged from the date of the simulation) showed a relatively flat net interest margin over the remainder of 2004 in the present interest rate environment.

Although the simulation model is useful in identifying potential exposure to interest rate movements, actual results may differ from those modeled as the repricing, maturity, and prepayment characteristics of financial instruments may change to a different degree than modeled. In addition, the model does not reflect actions that management may employ to manage its interest rate risk exposure. The Company's current liquidity profile, capital position, and growth prospects, offer a level of flexibility for management to take actions that could offset some of the negative effects of unfavorable movements in interest rates. Management believes the current exposure to changes in interest rates is not significant in relation to the earnings and capital strength of the Company.

The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of September 30, 2004.

Condensed Static Gap - September 30, 2004                                 Repricing Interval
                                                                                                            Cumulative
(Dollar amounts in thousands)                         Total     0-3 months     3-6 months     6-12 months    12 months
- ----------------------------------------------------------------------------------------------------------------------
Interest-earning assets                            $1,822,470   $  514,595     $  120,050     $  177,561    $  812,206
Interest-bearing liabilities                        1,461,672      576,381         91,403        156,428       824,212
- ----------------------------------------------------------------------------------------------------------------------
Net gap position                                                   (61,786)       (28,647)        21,133       (12,006)
- ----------------------------------------------------------------------------------------------------------------------
Net gap position as a percentage of total assets                     (3.13%)         1.45%          1.07%        (0.61%)
======================================================================================================================


Item 4.      Controls and Procedures

The Company's management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, (the "Exchange Act") as amended) as of September 30, 2004. Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that any material information relating to the Company and its subsidiaries required to be included in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed by the Company's Chief Executive Officer and Chief Financial Officer.

                             TOMPKINS TRUSTCO, INC.
          Average Consolidated Balance Sheet and Net Interest Analysis

                                               Quarter Ended           Year to Date Period Ended       Year to Date Period Ended
                                                  Sept-04                        Sept-04                         Sept-03
- -----------------------------------------------------------------------------------------------------------------------------------
                                       Average                        Average                         Average
                                       Balance             Average    Balance              Average    Balance              Average
(Dollar amounts in thousands)           (QTD)    Interest Yield/Rate   (YTD)     Interest Yield/Rate   (YTD)     Interest Yield/Rate
- -----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
  Interest-bearing balances due
    from banks                       $    3,300  $     12    1.45%   $   11,704  $     88    1.00%   $    3,086  $     25    1.08%
  Securities (1)
    U.S. Government Securities          572,551     5,443    3.78%      548,546    16,151    3.93%      459,014    13,293    3.87%
    State and municipal (2)             102,686     1,505    5.83%       99,978     4,506    6.02%       87,352     4,254    6.51%
    Other Securities (2)                 19,657       135    2.73%       25,060       396    2.11%       31,562       749    3.17%
                                     --------------------------------------------------------------------------------------------
    Total securities                    694,894     7,083    4.06%      673,584    21,053    4.17%      577,928    18,296    4.23%
  Federal Funds Sold                        391         1    1.02%        2,518        18    0.95%        1,885        15    1.06%
  Loans, net of unearned income
    Real Estate                         730,844    10,867    5.92%      704,267    31,628    6.00%      639,250    31,207    6.53%
    Commercial Loans (2)                270,245     3,969    5.84%      272,511    11,567    5.67%      259,356    12,002    6.19%
    Consumer Loans                      105,246     2,237    8.46%      105,639     6,698    8.47%      102,388     7,090    9.26%
    Direct Lease Financing               22,082       320    5.77%       22,066       996    6.03%       22,894     1,152    6.73%
                                     --------------------------------------------------------------------------------------------
    Total loans, net of
      unearned income                 1,128,417    17,393    6.13%    1,104,483    50,889    6.15%    1,023,888    51,451    6.72%
                                     --------------------------------------------------------------------------------------------
    Total interest-earning
      assets                          1,827,002    24,489    5.33%    1,792,289    72,048    5.37%    1,606,787    69,787    5.81%
                                     --------------------------------------------------------------------------------------------

Other assets                            132,424                         137,670                         137,428

                                     ----------                      ----------                      ----------
    Total assets                     $1,959,426                      $1,929,959                      $1,744,215
                                     ==========                      ==========                      ==========

- ---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES & SHAREHOLDERS' EQUITY
- ----------------------------------
Deposits
  Interest-bearing deposits
    Interest bearing checking,
      savings, & money market           763,270     1,307    0.68%      772,532     3,993    0.69%      716,993     4,570    0.85%
    Time Dep > $100,000                 163,462       785    1.91%      134,975     2,061    2.04%      114,986     2,166    2.52%
    Time Dep < $100,000                 258,705     1,494    2.30%      253,314     4,406    2.32%      250,163     5,157    2.76%
    Brokered Time Dep < $100,000         30,065       211    2.79%       29,291       626    2.85%       22,750       595    3.50%
                                     --------------------------------------------------------------------------------------------
    Total interest-bearing
      deposits                        1,215,502     3,797    1.24%    1,190,112    11,086    1.24%    1,104,892    12,488    1.51%

Federal funds purchased & securities
  sold under agreements to
  repurchase                            167,001     1,080    2.57%      180,886     3,262    2.41%      120,586     2,320    2.57%
Other borrowings                         83,722       946    4.50%       84,295     2,843    4.51%       89,861     3,093    4.60%
                                     --------------------------------------------------------------------------------------------
  Total interest-bearing
    liabilities                       1,466,225     5,823    1.58%    1,455,293    17,191    1.58%    1,315,339    17,901    1.82%

Noninterest bearing deposits            308,350                         292,020                         256,263
Accrued expenses and other
  liabilities                            22,286                          19,950                          19,915
                                     ----------                      ----------                      ----------
  Total liabilities                   1,796,861                       1,767,263                       1,591,517

Minority Interest                         1,500                           1,512                           1,515

Shareholders' equity                    161,065                         161,184                         151,183
                                     ----------                      ----------                      ----------
  Total liabilities and
    shareholders' equity             $1,959,426                      $1,929,959                      $1,744,215
                                     ==========                      ==========                      ==========
Interest rate spread                                         3.75%                           3.79%                           3.99%
                                                 ----------------                ----------------                ----------------
Net interest income/margin on
  earning assets                                 $ 18,666    4.06%               $ 54,857    4.09%               $ 51,886    4.32%

Tax Equivalent Adjustment                            (613)                         (1,839)                         (1,752)
                                                 --------                        --------                        --------
  Net interest income per
    consolidated
    financial statements                         $ 18,053                        $ 53,018                        $ 50,134
=================================================================================================================================

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

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

              None

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Maximum Number
                                                                                                               (or Approximate
                                                                                      Total Number of          Dollar Value) of
                                                                                     Shares Purchased          Shares that May
                                                                                    as Part of Publicly        Yet Be Purchased
                                     Total Number of        Average Price Paid        Announced Plans         Under the Plans or
                                     Shares Purchased           Per Share               or Programs               Programs
              Period                       (a)                     (b)                      (c)                     (d)
- ----------------------------------------------------------------------------------------------------------------------------------
July 1, 2004 through
July 31, 2004                                    30,547                 $45.45                   29,700                 400,000

August 1, 2004 through
August 31, 2004                                     107                 $45.20                      N/A                 400,000

September 1, 2004 through
September 30, 2004                                    0                      0                      N/A                 400,000

- ----------------------------------------------------------------------------------------------------------------------------------
Total                                            30,654                 $45.45                   29,700                 400,000
- ----------------------------------------------------------------------------------------------------------------------------------

On July 24, 2002, the Company's board of directors approved a stock repurchase plan (the "2002 Plan"), which authorizes the repurchase of up to 440,000 shares of Tompkins common stock over a two-year period. The 2002 Plan expired July 24, 2004, with a total of 163,065 shares purchased under the Plan at an average cost of $41.31. This includes 29,700 shares purchased in the third quarter of 2004, at an average cost of $45.44 per share.

On July 27, 2004, the Company's board of directors approved a new stock repurchase plan (the "2004 Plan") to replace the 2002 Plan, which expired in July 2004. The 2004 Plan authorizes the repurchase of up to 400,000 shares of the Company's outstanding common stock over a two-year period. There were no shares repurchased under the 2004 Plan in the third quarter.

In addition to the shares purchased under the 2002 Plan, the Company purchased 954 shares, at an average cost of $45.82 per share, during the third quarter of 2004 as part of a directors deferred stock compensation plan.

Item 3.      Defaults Upon Senior Securities

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

Date:    November 8, 2004

TOMPKINS TRUSTCO, INC.


By: /s/ JAMES J. BYRNES
    -------------------------------
    James J. Byrnes
    Chairman of the Board,
    Chief Executive Officer



By: /s/ FRANCIS M. FETSKO
    -------------------------------
    Francis M. Fetsko
    Executive Vice President and
    Chief Financial Officer

EXHIBIT INDEX
- -------------



EXHIBIT NUMBER                      DESCRIPTION                            PAGES
- --------------------------------------------------------------------------------

31.1          Certification of Chief Executive Officer as required
              pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.     26

31.2          Certification of Chief Financial Officer as required
              pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.     27

32.1          Certification of the Chief Executive Officer Pursuant
              to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002                          28

32.2          Certification of the Chief Financial Officer Pursuant
              to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
              906 of the Sarbanes-Oxley Act 2002                             29