Form 10-K
period 2004-12-31
TOMPKINS TRUSTCO INC
filed 2005-03-16
CIK 1005817

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

                   For the fiscal year ended December 31, 2004
                                             -----------------

                         Commission File Number 1-12709
                                                -------


                                 TOMPKINS [GRAPHIC OMITTED]
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

The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $327,388,000 on June 30, 2004, based on the closing sales price of a share of the registrant's common stock, $.10 par value (the "Common Stock"), as reported on the American Stock Exchange, as of such date.

The number of shares of the registrant's Common Stock outstanding as of March 1, 2005, was 8,142,244 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to its 2005 Annual Meeting of Shareholders to be held on May 9, 2005, which will be subsequently filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Form 10-K where indicated.

                             TOMPKINS TRUSTCO, INC.
                           Annual Report on Form 10-K
                   For the Fiscal Year Ended December 31 2004
                                Table of Contents

PART I                                                                      Page
Item 1.       Business                                                        1
Item 2.       Properties                                                      5
Item 3.       Legal Proceedings                                               7
Item 4.       Submission of Matters to a Vote of Securities Holders           7
Item 4A.      Executive Officers of the Registrant                            8

PART II
Item 5.       Market for Registrant's Common Equity, Related Stockholder
                Matters, and Issuer Purchases of Equity Securities            9
Item 6.       Selected Financial Data                                        10
Item 7.       Management Discussion and Analysis of Financial Condition
                and Results of Operation                                     11
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk     31
Item 8.       Financial Statements and Supplementary Data                    34
Item 9.       Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                     65
Item 9A.      Controls and Procedures                                        65
Item 9B.      Other Information                                              67

PART III
Item 10.      Directors and Executive Officers of the Registrant             67
Item 11.      Executive Compensation                                         67
Item 12.      Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters                   67
Item 13.      Certain Relationships and Related Transactions                 67
Item 14.      Principal Accounting Fees and Services                         67

Part IV
Item 15.      Exhibits and Financial Statement Schedules                     68

              Powers of Attorney

                      [This Page Intentionally Left Blank]

PART I

Item 1.  Business

The disclosures set forth in this item are qualified by the section captioned "Forward Looking Statements" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report and other cautionary statements set forth elsewhere in this Report.

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

Tompkins was organized in 1995, under the laws of the State of New York, as a bank holding company for the Tompkins Trust Company (the "Trust Company"), a commercial bank that has operated in Ithaca and surrounding communities since 1836. On December 31, 1999, the Company completed a merger with Letchworth Independent Bancshares Corporation ("Letchworth"), at which time Letchworth was merged with and into Tompkins. Upon completion of the merger, Letchworth's two subsidiary banks, The Bank of Castile and The Mahopac National Bank ("Mahopac National Bank"), became subsidiaries of Tompkins. The merger with Letchworth was accounted for as a pooling-of-interests.

On December 31, 2004, Tompkins Insurance acquired 100% of the stock of Banfield & Associates, Inc., an insurance agency in Ithaca, New York, in a stock and cash transaction. The transaction resulted in identifiable intangible assets of $212,409 consisting of customer lists and contracts of $140,409, and a covenant not to compete of $72,000; and goodwill of $739,000. The covenant not to compete and other identifiable intangibles are being amortized over 6 years.

Narrative Description of Business

The Company provides traditional banking and related financial services, which constitute the Company's only reportable business segment. Banking services consist primarily of attracting deposits from the areas served by its 34 banking offices and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans, and leases. Residential real estate mortgage loans are underwritten in accordance with Federal Home Loan Mortgage Corporation (FHLMC) guidelines, which enhances the liquidity of these lending products. The Company's subsidiary banks have sold residential mortgage loans to FHLMC over the past several years to manage exposure to changing interest rates and to take advantage of favorable market conditions. The Company's subsidiary banks retain the servicing of the loans sold to FHLMC and record a servicing asset at the time of sale. For additional details on loan sales, refer to "Note 4 Loan/Lease Classification Summary and Related Party Transactions" in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

The Company's lending function is managed within the guidelines of a comprehensive Board-approved lending policy. Policies and procedures are reviewed on a regular basis. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. The Company has an independent loan review process that reviews and validates the risk identification and assessment made by the lenders and credit personnel. The results of these reviews are presented to the Board.

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

Insurance Services
The Company provides insurance services through its Tompkins Insurance subsidiary. Tompkins Insurance is an independent insurance agency, representing 22 major insurance carriers with access to special risk property and liability markets. Tompkins Insurance has automated systems for record keeping, claim processing and coverage confirmation, and can provide instant insurance pricing comparisons from some of the country's finest insurance companies. Tompkins Insurance has 5 stand-alone offices and 4 offices that it shares with the Bank of Castile in Western New York that serve the markets contiguous to The Bank of Castile, and recently added an Ithaca office as a result of the December 2004 acquisition of Banfield & Associates, Inc.

Securities Portfolio
The Company maintains a portfolio of securities such as U.S. government and agency securities, obligations of states and political subdivisions thereof, equity securities, and interest-bearing deposits. Management typically invests in securities with short to intermediate average lives in order to better match the interest rate sensitivities of its assets and liabilities.

Investment decisions are made within policy guidelines established by the Company's Board of Directors. The investment policy established by the Company's Board of Directors is based on the asset/liability management goals of the Company, and is monitored by the Company's Asset/Liability Management Committee. The intent of the policy is to establish a portfolio of high quality diversified securities, which optimizes net interest income within safety and liquidity limits deemed acceptable by the Asset/Liability Management Committee. Securities, other than certain obligations of states and political subdivisions thereof, are classified as available-for-sale. Securities available-for-sale may be used to enhance total return, provide additional liquidity, or reduce interest rate risk.

Subsidiaries

The Company operates three banking subsidiaries and an insurance agency subsidiary in New York. The Company's subsidiary banks operate 34 offices, including 1 limited-service office, serving communities in New York. The decision to operate as three locally managed community banks reflects management's commitment to community banking as a business strategy. For Tompkins, personal delivery of high quality services, a commitment to our communities, and the convergence of a single-source financial service provider characterize this community banking approach. The combined resources of the Tompkins organization provides increased capacity for growth, and greater capital resources necessary to make investments in technology and services. Tompkins has developed several specialized financial services that are now available in markets served by all three subsidiary banks. These services include trust and investment services, insurance, leasing, card services, and Internet banking.

Tompkins Trust Company
Tompkins Trust Company is a commercial bank that has operated in Ithaca and surrounding communities since 1836. The Trust Company operates 13 full-service and 1 limited-service banking offices in the counties of Tompkins, Cortland, Cayuga, and Schuyler, New York. The Trust Company closed its Pyramid mall office in December 2004.

The area served by the Trust Company consists primarily of Tompkins County, New York with an estimated population of 101,000. Education plays a significant role in the local economy with Cornell University and Ithaca College being two of the county's major employers. Current economic trends include low unemployment and moderate growth. In December 2002, the Trust Company opened its first office in Cortland, New York, which has a population of approximately 49,000. In June 2003, the Trust Company opened its first office in Auburn, New York, which is in Cayuga County with a population of approximately 82,000.

The Bank of Castile
The Bank of Castile conducts its operations through its 13 full-service offices, in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State.

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

Mahopac National Bank
Mahopac National Bank is located in Putnam County, New York and operates 4 full-service offices in that county, 2 full-service offices in Dutchess County, New York and beginning in 2004, one full-service office in Westchester County, New York.

The primary market area for Mahopac National Bank is Putnam County, with a population of approximately 100,000. Putnam County is about 60 miles north of Manhattan, and is one of the fastest growing counties in New York State. Mahopac National Bank's Hopewell Junction and LaGrange offices are located in Dutchess County, which has a population of approximately 292,000. In June 2004, Mahopac National Bank opened an office in Mount Kisco, New York, which is located in Westchester County. Two new offices are planned for 2005, which will be located in Putnam and Dutchess counties.

Tompkins Insurance Agencies, Inc. Tompkins Insurance Agencies, Inc., is located in Attica, New York and offers property and casualty insurance to individuals and businesses primarily in Western New York. Over the past several years, Tompkins Insurance has expanded its efforts to offer services to customers of the Company's banking subsidiaries by sharing certain offices with The Bank of Castile. Tompkins Insurance has 5 stand-alone offices in Western New York and 4 offices that it shares with The Bank of Castile. On December 31, 2004, Tompkins Insurance acquired an insurance agency in Ithaca, New York.

Competition

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

Supervision and Regulation

Regulatory Agencies
As a registered financial holding company, the Company is subject to examination and comprehensive regulation by the Federal Reserve Board (FRB). The Company's subsidiary banks are subject to examination and comprehensive regulation by various regulatory authorities, including the Federal Deposit Insurance Corporation (FDIC), the Office of the Comptroller of the Currency (OCC), and the New York State Banking Department (NYSBD). Each of these agencies issues regulations and requires the filing of reports describing the activities and financial condition of the entities under its jurisdiction. Likewise, such agencies conduct examinations on a recurring basis to evaluate the safety and soundness of the institutions, and to test compliance with various regulatory requirements, including: consumer protection, privacy, fair lending, the Community Reinvestment Act, the Bank Secrecy Act, sales of non-deposit investments, electronic data processing, and trust department activities.

Share Repurchases and Dividends
Under FRB regulations, the Company may not, without providing prior notice to the FRB, purchase or redeem its own common stock if the gross consideration for the purchase or redemption, combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to ten percent or more of the Company's consolidated net worth.

FRB policy provides that dividends shall not be paid except out of current earnings and unless prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality, and overall financial condition. Tompkins' primary source of funds to pay dividends on its common stock is dividends from its subsidiary banks. The subsidiary banks are subject to regulations that restrict the dividends that they may pay to the Company.

Liability of Commonly Controlled Institutions
FDIC-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of an FDIC-insured depository institution controlled by the same bank holding company, or for any assistance provided by the FDIC to and FDIC-insured depository institution controlled by the same bank holding company that is in danger of default. "Default" means generally the appointment of a conservator or receiver. "In danger of default" means generally the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance.

Intercompany Transactions
There are Federal laws and regulations that govern transactions between the Company's non-bank subsidiaries and its banking subsidiaries. These laws establish certain quantitative limits and other prudential requirements for loans, purchases of assets, and certain other transactions between a member bank and its affiliates.

Capital Adequacy
The FRB, the FDIC, and the OCC have promulgated capital adequacy guidelines that are considered by the agencies in examining and supervising a bank or bank holding company, and in analyzing any applications a bank or bank holding company may submit to the appropriate agency. In addition, for supervisory purposes, the agencies have promulgated regulations establishing five categories of capitalization, ranging from well capitalized to critically undercapitalized, depending upon the level of capitalization and other factors. Currently, the Company and its subsidiary banks maintain leverage and risk-based capital ratios above the required levels and are considered well capitalized under the applicable regulations. A comparison of the Company's capital ratios and the various regulatory requirements is included in "Note 17 Regulations and Supervision" in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report on Form 10-K.

Deposit Insurance
All deposit accounts of the Company's subsidiary banks are insured by the Bank Insurance Fund (BIF), generally in amounts up to $100,000 per depositor. Deposit insurance coverage is maintained by payment of premiums assessed to banks insured by the BIF. The FDIC uses a risk-based assessment system that determines insurance premiums based upon a bank's capital level and supervisory rating. Based on capital strength and favorable FDIC risk classifications, the subsidiary banks are not currently subject to BIF insurance assessments. Since January 1997, all BIF insured banks have been subject to special assessments to repay Financing Corporation (FICO) bonds, which were used to repay depositors of failed Savings and Loan Associations after the former Federal Savings and Loan Insurance Fund became insolvent.

Depositor Preference
The Federal Deposit Insurance Act provides that, in the event of the "liquidation or other resolution" of an insured depository, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institutions.

Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act, signed into law on July 30, 2002, addresses corporate governance, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection and financial disclosure. In accordance with Section 302(a) of the Sarbanes-Oxley Act, the Company's chief executive officer and chief financial officer are each required to certify that the Company's quarterly and annual reports do not contain any untrue statements of a material fact. These certifications also acknowledge that these two officers are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company's disclosure controls and internal control over financial reporting.

Under Section 404 of the Sarbanes-Oxley Act, management is required to perform an assessment of and an evaluation of the effectiveness of internal control over financial reporting.

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, the Company's chief executive officer and chief financial officer are each required to certify that the Company's quarterly and annual reports fully comply with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act and that the information contained in the reports fairly present, in all material respects, the Company's financial condition and results of operation.

Employees

At December 31, 2004, the Company employed 623 employees, approximately 104 of whom were part-time. No employees are covered by a collective bargaining agreement and the Company believes its employee relations are excellent.

Available Information

The Company maintains a website with the address www.tompkinstrustco.com. The Company is not including the information contained on the Company's website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. The Company makes available free of charge (other than an investor's own Internet access charges) through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, its proxy statements on Schedule 14A related to its annual shareholders' meetings, and amendments to these reports or statements, filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (the "SEC"). Copies of these reports are also available at no charge to any person who requests them, with such request directed to Tompkins Trustco, Inc., Investor Relations Department, The Commons, Ithaca, New York 14851, telephone no. (607) 273-3210.

Item 2.  Properties

The following table provides information relating to the Company's facilities:

  Location                          Facility Type                                                   Square Feet       Owned/Leased*
------------------------------------------------------------------------------------------------------------------------------------
  The Commons                       Tompkins Trustco and Trust Company                                   23,900           Owned
  Ithaca, NY                        Main Office

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

  2 W. Main Street                  Trust Company                                                         2,720           Owned
  Trumansburg, NY                   Trumansburg Office

  701 W. Seneca Street              Trust Company                                                         2,150           Owned
  Ithaca, NY                        West End Office

  2230 N. Triphammer Road           Trust Company                                                           204           Leased
  Ithaca, NY                        Kendal Office (Part-time office)

  100 Main Street                   Trust Company                                                         3,115           Owned
  Odessa, NY                        Odessa Office

  Location                          Facility Type                                                   Square Feet       Owned/Leased*
------------------------------------------------------------------------------------------------------------------------------------
  33 Clinton Avenue                 Trust Company                                                         1,900           Leased
  Cortland, NY                      Cortland Office

  90 Main Street                    Trust Company                                                        18,000           Owned
  Batavia, NY                       Administrative Office for Bank of Castile and Tompkins
                                    Insurance

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

  11 South Street                   The Bank of Castile                                                   9,700           Owned
  Geneseo, NY                       Geneseo Office

  29 Main Street                    The Bank of Castile                                                   3,084           Owned
  LeRoy, NY                         LeRoy Office

  102 N. Center Street              The Bank of Castile                                                   4,702           Owned
  Perry, NY                         Perry Office

  2727 Genesee Street               The Bank of Castile                                                   2,220           Leased
  Retsof, NY                        Retsof Office

  445 N. Main Street                The Bank of Castile                                                   2,798           Owned ***
  Warsaw, NY                        Former Warsaw Office

  2367 Route 19 North               The Bank of Castile                                                   6,950           Owned
  Warsaw, NY                        Warsaw Office

  129 N. Center Street              The Bank of Castile                                                  11,138           Owned
  Perry, NY                         Processing Center **

  1410 S. Main Street               The Bank of Castile                                                   1,250           Owned
  Medina, NY                        Medina Office

  630 Route 6                       Mahopac National Bank                                                 2,800           Owned
  Mahopac, NY                       Mahopac Office

  591 Route 6N                      Mahopac National Bank                                                 3,000           Owned
  Mahopac Falls, NY                 Red Mills Office

  Location                          Facility Type                                                   Square Feet       Owned/Leased*
------------------------------------------------------------------------------------------------------------------------------------
  21 Peekskill Hollow Road          Mahopac National Bank                                                17,950           Owned
  Putnam Valley, NY                 Putnam Valley Office

  1441 Route 22                     Mahopac National Bank                                                34,000           Owned
  Brewster, NY                      Brewster Office and Administration

  706 Freedom Plains Road           Mahopac National Bank                                                 2,200           Owned
  Poughkeepsie, NY                  LaGrange Office

  1822 Route 82                     Mahopac National Bank                                                 1,200           Leased
  Hopewell Junction, NY             Hopewell Office

  293 Lexington Avenue              Mahopac National Bank                                                 4,400           Leased
  Mt. Kisco, NY                     Mt. Kisco Office

  14 Market Street                  Tompkins Insurance                                                   11,424           Leased
  Attica, NY                        Attica Office

  13360 Broadway                    Tompkins Insurance                                                    1,200           Owned
  Alden, NY                         Alden Office

  81 Main Street                    Tompkins Insurance                                                    1,200           Leased
  Geneseo, NY                       Geneseo Office

  40 Main Street                    Tompkins Insurance                                                    3,700           Leased
  Leroy, NY                         Leroy Office

  216 E. Main Street                Tompkins Insurance                                                    1,140           Leased
  Batavia, NY                       Batavia Office

  415 N. Tioga Street               Tompkins Insurance                                                    1,100           Leased
  Ithaca, NY                        Ithaca Office
------------------------------------------------------------------------------------------------------------------------------------

* Lease terminations for the Company's leased properties range from 2005 through 2042.
** Office includes two parcels of land that are being leased through 2005 and 2090, respectively.
*** Office was relocated to new location in Warsaw in 2004; property is presently for sale.


Management believes the current facilities are suitable for their present and intended purposes. For additional information about the Company's facilities, including rental expenses, see "Note 7 Bank Premises and Equipment" in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report on Form 10-K.


Item 3.  Legal Proceedings

The Company is involved in legal proceedings in the normal course of business, none of which are expected to have a material adverse impact on the financial condition or operations of the Company.


Item 4.  Submission of Matters to a Vote by Securities Holders

There were no matters submitted to a vote of the shareholders in the fourth quarter of 2004.

Item 4A.  Executive Officers of the Registrant

The information concerning the Company's executive officers is provided below as of March 1, 2005:

                           Age      Title                                                  Joined Company
James J. Byrnes            63       Chairman of the Board and Chief Executive Officer      January 1989
James W. Fulmer            53       President and Director                                 January 2000
Stephen E. Garner          58       Executive Vice President                               January 2000
Stephen S. Romaine         40       Executive Vice President                               January 2000
Donald S. Stewart          60       Executive Vice President                               December 1972
Robert B. Bantle           53       Executive Vice President                               March 2001
David S. Boyce             38       Executive Vice President                               January 2001
Francis M. Fetsko          40       Executive Vice President and Chief Financial Officer   October 1996
Joyce P. Maglione          62       Senior Vice President                                  March 1981
Lawrence A. Updike         59       Executive Vice President                               December 1965


Business Experience of the Executive Officers:

James J. Byrnes has served as the Company's Chief Executive Officer since 1995 and has served as the Chairman of the Board of Directors of the Company since 1992. From 1995 until January 24, 2000, Mr. Byrnes also served as the President of the Company. Mr. Byrnes currently serves as Chairman of the Board of Directors of Tompkins Trust Company. Additionally, from 1989 until December 31, 2002, Mr. Byrnes served as the President and Chief Executive Officer of Tompkins Trust Company. He also serves as a Director of Mahopac National Bank, Tompkins Insurance Agencies, Inc., and The Bank of Castile. From 1978 to 1988, Mr. Byrnes was employed at the Bank of Montreal, most recently as Senior Vice President.

James W. Fulmer has served as President and a Director of the Company since 2000. He has served as a Director of The Bank of Castile since 1988 and as its Chairman since 1992. Effective December 18, 2002, he assumed the additional responsibilities of President and Chief Executive Officer of The Bank of Castile. Mr. Fulmer has served as a Director of Mahopac National Bank since 1999, and as Chairman of Tompkins Insurance Agencies, Inc. since January 1, 2001. He served as the President and Chief Executive Officer of Letchworth Independent Bancshares Corporation from 1991 until the merger with the Company in 1999. Mr. Fulmer also served as the Chief Executive Officer of The Bank of Castile from 1996 through April 2000.

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

Donald S. Stewart has been employed by the Company since 1972, and has served as the executive in charge of the Tompkins Investment Services Division of Tompkins Trust Company since December 1984. He was promoted to Executive Vice President in 1997.

Robert B. Bantle has been employed by the Company since March 2001. In July 2003, he was promoted to Executive Vice President. He is primarily responsible for the Company's retail banking services. Prior to joining the Company, Mr. Bantle was employed by Iroquois Bancorp and First National Bank of Rochester as Senior Vice President at both institutions.

David S. Boyce has been employed by the Company since January 2001 and was promoted to Executive Vice President in April 2004. He was appointed President and Chief Executive Officer of Tompkins Insurance Agencies, Inc. in 2002. He has been employed by Tompkins Insurance Agencies, and a predecessor company to Tompkins Insurance Agencies for 16 years.

Francis M. Fetsko has been employed by the Company since 1996, and has served as Chief Financial Officer since December 2000. In July 2003, he was promoted to Executive Vice President. Mr. Fetsko also serves as Chief Financial Officer and Treasurer of Tompkins Trust Company. Prior to joining the Company, Mr. Fetsko was employed as a Federal Bank Examiner with the Federal Deposit Insurance Corporation from 1986 to 1995.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company's common stock is traded under the symbol "TMP" on the American Stock Exchange ("AMEX").

The high and low sales prices, which represent actual transactions as quoted on AMEX, of the Company's common stock for each quarterly period in 2004 and 2003 are presented below. In addition, the per share dividends paid by the Company in each quarterly period in 2004 and 2003 are also presented below. Cash dividends on Tompkins Trustco, Inc. common stock were paid on the 17th day of February, May, August and November of 2004; and on the 14th day of February, the 15th day of May and August, and the 14th day of November of 2003.

                                                  Market Price                  Cash Dividends
Market Price & Dividend Information           High             Low                   Paid
-------------------------------------------------------------------------------------------------
See Note 1 below:
2004                      1st Quarter          $44.35          $40.35                 $.27
                          2nd Quarter           44.23           39.29                  .27
                          3rd Quarter           43.14           39.64                  .27
                          4th Quarter           49.99           40.40                  .27

2003                      1st Quarter          $39.46          $34.14                 $.25
                          2nd Quarter           39.05           36.38                  .25
                          3rd Quarter           47.27           36.45                  .25
                          4th Quarter           46.82           41.20                  .27

Note 1 - Per share data has been retroactively adjusted to reflect a 10% stock dividend declared on January 25, 2005, and a 10% stock dividend paid on August 15, 2003.

As of March 2, 2005, there were approximately 1,968 registered holders of record of the Company's common stock.

Unregistered Sales of Equity Securities and Use of Proceeds

-------------------------------------------------------------------------------------------------------------------------

                                                                                                        Maximum Number
                                                                                                       (or Approximate
                                                                              Total Number of          Dollar Value) of
                                                                              Shares Purchased        Shares that May Yet
                                                                             as Part of Publicly       Be Purchased Under
                                  Total Number of      Average Price Paid     Announced Plans or         the Plans or
                                  Shares Purchased         Per Share              Programs                 Programs
              Period                     (a)                  (b)                    (c)                     (d)
-------------------------------------------------------------------------------------------------------------------------
October 1, 2004 through
October 31, 2004                            979             $47.09                    0                        400,000

November 1, 2004 through
November 30, 2004                             0                  0                    0                        400,000

December 1, 2004 through
December 31, 2004                           105             $49.19                    0                        400,000

-------------------------------------------------------------------------------------------------------------------------
Total                                     1,084             $47.29                    0                        400,000
-------------------------------------------------------------------------------------------------------------------------

On July 27, 2004, the Company's Board of Directors approved a stock repurchase plan (the "2004 Plan"), which authorizes the repurchase of up to 400,000 shares of the Company's outstanding common stock over a 2-year period.

The shares repurchased in the fourth quarter of 2004 were part of a directors deferred stock compensation plan pursuant to the Company's 1996 Stock Retainer Plan for Non-Employee Directors.

On December 31, 2004, the Company acquired 100% of the stock of Banfield & Associates, Inc., an insurance agency in Ithaca, New York in a stock and cash transaction. As part of this transaction, the Company issued 9,122 shares of common stock. The common stock issued was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data

                                                                           Year ended December 31
(in thousands except per share data)                      2004          2003          2002          2001          2000
----------------------------------------------------------------------------------------------------------------------
FINANCIAL STATEMENT HIGHLIGHTS
     Assets                                         $1,970,295    $1,864,446    $1,670,203    $1,420,695    $1,304,894
     Deposits                                        1,560,873     1,411,125     1,340,285     1,087,458     1,034,901
     Other borrowings                                   63,303        87,111        81,930        75,581        67,257
     Shareholders' equity                              171,002       158,970       150,597       131,072       114,995
     Interest and dividend income                       94,673        90,995        93,959        94,158        92,018
     Interest expense                                   23,327        23,493        28,818        36,175        40,076
     Net interest income                                71,346        67,502        65,141        57,983        51,942
     Provision for loan/lease losses                     2,860         2,497         2,235         1,606         1,216
     Net securities gains                                   98            43           363            66           450
     Net income                                         25,615        24,205        22,914        19,627        17,512
PER SHARE INFORMATION
     Basic earnings per share                             2.86          2.71          2.56          2.19          2.04
     Diluted earnings per share                           2.81          2.66          2.51          2.16          2.02
     Cash dividends per share                             1.09          1.01          0.95          0.91          0.89
SELECTED RATIOS
     Return on average assets                             1.32%         1.37%         1.45%         1.46%         1.42%
     Return on average equity                            15.68%        15.90%        16.41%        15.82%        17.09%
     Shareholders' equity to average assets               8.82%         8.98%         9.51%         9.73%         9.31%
     Dividend payout ratio                               38.11%        37.25%        37.54%        41.51%        43.95%

OTHER SELECTED DATA (in whole numbers, unless otherwise noted)
----------------------------------------------------------------------------------------------------------------------
     Employees (average full-time equivalent)              578           546           530           513           462
     Full-service banking offices                           34            33            32            29            28
     Bank access centers (ATMs)                             51            49            48            45            41
     Trust and investment services assets under
       management, or custody (in thousands)        $1,495,196    $1,389,879    $1,207,786    $1,138,341    $1,094,452
======================================================================================================================

Per share data has been retroactively adjusted to reflect a 10% stock dividend declared on January 25, 2005, and a 10% stock dividend paid on August 15, 2003.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operation

The following analysis is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of the Company and its operating subsidiaries for the periods shown. This Management Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with other sections of this Report on form 10-K, including Part I, "Item 1. Business", Part II, "Item 6. Selected Financial Data", and Part III, "Item 8. Financial Statements and Supplementary Data".

OVERVIEW

Tompkins Trustco, Inc. ("Tompkins" or the "Company"), is the corporate parent of three community banks, Tompkins Trust Company ("Trust Company"), The Bank of Castile, and The Mahopac National Bank ("Mahopac National Bank"), which together operate 34 banking offices in local market areas throughout New York State. Through its community banking subsidiaries, the Company provides traditional banking services, and offers a full range of money management services through Tompkins Investment Services, a division of Tompkins Trust Company. The Company also offers insurance services through its Tompkins Insurance Agencies, Inc. ("Tompkins Insurance") subsidiary, an independent insurance agency with a history of over 100 years of service to individual and business clients throughout Western New York. Tompkins Insurance expanded its geographic footprint through the acquisition of Banfield & Associates, Inc., in Ithaca, New York on December 31, 2004. Each Tompkins subsidiary operates with a community focus, meeting the needs of the unique communities served. The Company conducts its business through its wholly-owned subsidiaries, Tompkins Trust Company, The Bank of Castile, Mahopac National Bank, and Tompkins Insurance. Unless the context otherwise requires, the term "Company" refers to Tompkins Trustco, Inc. and its subsidiaries.

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

The Company has developed a methodology to measure the amount of estimated loan loss exposure inherent in the loan portfolio to ensure that an adequate reserve is maintained. The methodology includes an estimate of exposure for the following: specifically reviewed and graded loans, historical loss experience by product type, past due and nonperforming loans, and other internal and external factors such as local and regional economic conditions, growth trends, and credit policy and underwriting standards. The methodology includes a review of loans considered impaired in accordance with the Statement of Financial Accounting Standards (SFAF) No. 114, "Accounting by Creditors for Impairment of a Loan", as well as other commercial loans and commercial mortgage loans that are evaluated using an internal rating system. An estimated exposure amount is assigned to these internally reviewed credits based upon a review of the borrower's financial condition, payment history, collateral adequacy, and business conditions. For commercial loans and commercial mortgage loans not specifically reviewed, and for more homogenous loan portfolios such as residential mortgage loans and consumer loans, estimated exposure amounts are assigned based upon historical loss experience as well as past due status. Lastly, additional reserves are maintained based upon management judgment and assessment of other quantitative and qualitative factors such as regional and local economic conditions and portfolio growth trends.

Since the methodology is based upon historical experience and trends as well as management's judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, and declines in local property values. While management's evaluation of the reserve for loan/lease losses as of December 31, 2004, considers the reserve to be adequate, under adversely different conditions or assumptions, the Company would need to increase the reserve.

All accounting policies are important and the reader of the financial statements should review these policies, described in "Note 1 Summary of Significant Accounting Policies" in Notes to Consolidated Financial Statements in Part II,
Item 8. of this Form 10-K, to gain a better understanding of how the Company's financial performance is reported.


RESULTS OF OPERATIONS
(Comparison of December 31, 2004 and 2003 results)

General

Net income for the year ended December 31, 2004, was up 5.8% to $25.6 million, compared to $24.2 million in 2003. On a per share basis, the Company earned $2.81 per diluted share in 2004, compared to $2.66 per diluted share in 2003. The favorable performance in 2004 over 2003 reflects continued success in the execution of the Company's key business strategies. These strategies include a commitment to community banking through diversified revenue sources consisting of net interest income generated from the loan and securities portfolios, trust and investment services income, insurance commissions and fees, and other service charges and fees for providing banking and related financial services. Evidence of the success of these strategies includes the 9.6% growth in total loans and the 6.7% growth in core deposits (total deposits less time deposits of $100,000 and more, brokered deposits, and municipal money market deposits) from December 31, 2003 to December 31, 2004, as well as growth in key fee income categories as discussed below.

The low interest rate environment in 2003 and 2004 and the narrow spread between short-term rates and long-term rates made 2004 a challenging year. Over the past two years, yields on the Company's earning assets have moved downward more rapidly than the interest cost on the Company's interest-bearing liabilities. Consequently, the Company experienced a compression of its net interest margin over the past two years. To offset the effects of a compressed net interest margin, the Company focused on growing its earning asset base, including both loans and securities. The Company supported this growth with deposits and borrowings. As a result of the growth in average earning assets, net interest income grew by 5.7% to $71.3 million in 2004 from $67.5 million in 2003.

The general economic climate of the markets served by Tompkins varied by region, but was most challenging in the Western New York market, which has been negatively impacted by cutbacks and layoffs by some major employers in Rochester, New York. The Western New York market was also unfavorably impacted by softness in the agricultural related businesses. The weakness in the Western New York market contributed to the $2.0 million in net loan/lease charge-offs in 2004 and the $2.5 million in net loan/lease charge-offs in 2003. Nonperforming assets of $7.7 million at December 31, 2004, are down slightly from $8.0 million at December 31, 2003.

Noninterest income for 2004 was $28.0 million, an increase of 10.8% over 2003. Growth in noninterest income was moderated by the fact that 2003 results included $970,000 in gains on the sales of loans, compared to $240,000 in gains on the sales of loans in 2004. The growth trends for key fee generating business activities were positive for the year. Service charges on deposit accounts were $8.0 million, up 10.6% from the prior year; trust and investment services income was $5.2 million, up 20.5%; and insurance commissions and fees were $6.4 million, up 21.06%.

Noninterest expenses were $58.2 million in 2004, up 8.1% over 2003. Contributing to the increased level of noninterest expenses were expenses associated with the Company's expanding branch network and costs related to the Company's efforts to comply with the requirements of the Sarbanes-Oxley Act of 2002.

In addition to growth in earnings per share, key performance measurements for the Company, include return on average shareholders' equity (ROE) and return on average assets (ROA). ROE was 15.68% in 2004, compared to 15.90% in 2003, while ROA was 1.32% in 2004, down from 1.37% in 2003. The declines in ROA and ROE reflect the fact that total assets and total equity grew more rapidly in 2004 than did net income. Despite modest declines in these performance measures, ROA and ROE for Tompkins continue to compare favorably to bank holding company peer ratios widely available from the Federal Reserve Board.

Net Interest Income

Table 1 Average Statements of Condition and Net Interest Analysis illustrates the trend in average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Taxable-equivalent net interest income improved to $73.9 million in 2004, up from $69.9 million in 2003. Taxable-equivalent net interest income benefited from growth in earning assets, an improved mix of earning assets, and growth in deposits. The 125 basis point increase in the prime rate in 2004 had a favorable impact on commercial loan yields as the Company's prime rate based loans repriced upwards. The low interest rate environment and the narrower spread between short-term rates and long-term rates resulted in a decrease in the net interest margin from 4.28% in 2003, to 4.11% in 2004. The yield on average earning assets decreased from 5.72% for the fiscal year ended December 31, 2003, to 5.40% for fiscal 2004. The cost of interest bearing liabilities decreased from 1.76% to 1.60% over the same time period.

Average earning assets increased by $169.2 million or 10.4% in 2004, from $1.6 billion to $1.8 billion. Growth in average earning assets included growth in both loans and securities. Average loans grew by $86.7 million, which included a $73.3 million increase in average real estate loans, a $12.3 million increase in average commercial loans, and a $1.8 million increase in consumer and other loans. The 2004 growth in real estate loans is net of $14.7 million of loan sales to Federal agencies.

Average securities (excluding changes in unrealized gains and losses on available-for-sale securities) increased by $75.5 million between 2003 and 2004. Growth in the securities portfolio includes a $35.2 million increase in average U.S. Government mortgage-backed securities, a $31.3 million increase in average U.S. Government agency securities, and a $13.6 million increase in municipal securities. The upward movement in interest rates in 2004 contributed to slower prepayments on mortgage-backed securities in 2004 than in 2003. Consequently, premium amortizations on mortgage-backed securities were lower in 2004 than in 2003. For the year ended December 31, 2004, net premium/discount amortizations on securities totaled $2.2 million compared with $3.9 million in 2003.

Core deposits, which include demand deposits, savings accounts, non-municipal money market accounts, and time deposits less than $100,000, represent the Company's largest and lowest cost funding source. Average core deposits increased by 8.2% from $1.1 billion in 2003 to $1.2 billion in 2004, providing funding support for average earning asset growth. Core deposit growth included a $35.9 million or 13.7% increase in noninterest bearing deposits from $261.7 million to $297.6 million. Recent additions to the Company's branch network contributed to the increase in deposits.

Non-core funding sources, which include time deposits of $100,000 or more, brokered deposits, municipal money market deposits, Federal funds purchased, securities sold under repurchase agreements, and other borrowings provided additional sources of funding to support asset growth. Average balances on these non-core funding sources increased by $68.1 million from $510.1 million at year-end 2003, to $578.2 million at year-end 2004. A primary component of non-core funding sources for the Company is municipal money market accounts with an average balance of $154.1 million during 2004, compared with $152.3 million during 2003. Average time deposits of $100,000 or more increased by $25.3 million to $138.1 million at year-end 2004. There was some upward movement in interest rates on some time deposit categories during the latter half of 2004, which contributed to the growth in this deposit category. The Company has used borrowings, mainly securities sold under agreements to repurchase with the Federal Home Loan Bank (FHLB), to fund asset growth. The Company used FHLB advances to fund purchases of investment securities and was able to capitalize on the spread between the yield earned on the investment securities and the cost of the FHLB advances. While these transactions benefited net interest income, the lower yielding investment securities relative to loan yields had a negative effect on net interest margin.

Changes in net interest income occur from a combination of changes in the volume of interest-earning assets and interest-bearing liabilities, and in the rate of interest earned or paid on them. Table 2 Analysis of Changes in Net Interest Income illustrates changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of the change. The $4.0 million increase in taxable-equivalent net interest income from 2003 to 2004 included a $3.8 million increase in interest income and a $200,000 decrease in interest expense. An increased volume of earning assets contributed to a $6.7 million increase in taxable-equivalent net interest income between 2003 and 2004, while changes in interest rates reduced taxable-equivalent net interest income by $2.7 million, resulting in the net increase of $4.0 million.

Table 1 - Average Statements of Condition and Net Interest Analysis

                                                                           December 31
                                            2004                               2003                              2002
------------------------------------------------------------------------------------------------------------------------------------

                                Average                Average    Average               Average     Average                Average
(dollar amounts in thousands)   Balance   Interest   Yield/Rate   Balance    Interest  Yield/Rate   Balance    Interest   Yield/Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
   Certificates of deposit,
     other banks              $    9,086  $       93       1.02% $    2,829  $      27      0.95%  $    1,479  $      37      2.50%
   Securities (1)
         U.S. Government
            securities           544,943      21,317       3.91     478,356     18,786      3.93      384,286      20,276     5.28
         State and
            municipal (2)        102,917       6,081       5.91      89,308      5,712      6.40       79,604       5,551     6.97
         Other securities (2)     24,953         566       2.27      29,649        827      2.79       46,889       1,618     3.45
------------------------------------------------------------------------------------------------------------------------------------
         Total securities        672,813      27,964       4.16     597,313     25,325      4.24      510,779      27,445     5.37
    Federal funds sold             2,281          25       1.14       1,545         16      1.04       12,446         207     1.66
    Loans, net of unearned
      income (3)
         Residential real
          estate                 426,116      24,121       5.66     408,084     24,995      6.12      353,998      24,945     7.05
         Commercial real
          estate                 290,959      19,015       6.54     235,691     16,345      6.93      200,803      15,672     7.80
         Commercial loans (2)    272,954      15,745       5.77     260,628     15,731      6.04      244,903      16,119     6.58
         Consumer and other      105,095       8,886       8.46     103,273      9,415      9.12      108,971      10,283     9.44
         Lease financing (2)      21,841       1,426       6.53      22,623      1,568      6.93       19,708       1,522     7.72
------------------------------------------------------------------------------------------------------------------------------------
         Total loans, net of
           unearned income     1,116,965      69,193       6.19   1,030,299     68,054      6.61      928,383      68,541     7.38
------------------------------------------------------------------------------------------------------------------------------------
         Total interest-
           earning assets      1,801,145      97,275       5.40   1,631,986     93,422      5.72    1,453,087      96,230     6.62
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets       138,078                            137,762                           130,416
         Total assets         $1,939,223                         $1,769,748                        $1,583,503

====================================================================================================================================

LIABILITIES & SHAREHOLDERS' EQUITY
Deposits:
     Interest-bearing
       deposits
         Interest checking,
           savings, and
           money market       $  774,989  $    5,527       0.71% $  726,619  $   5,871      0.81%  $  660,905  $    9,759     1.48%
         Time Deposits
           > $100,000            138,056       2,890       2.09     112,752      2,782      2.47      107,329       3,233     3.01
         Time Deposits
           < $100,000            256,612       5,954       2.32     249,722      6,702      2.68      247,278       8,604     3.48
         Brokered Time
           Deposits:
           < $100,000             29,691         853       2.87      23,424        788      3.36       14,839         571     3.85
------------------------------------------------------------------------------------------------------------------------------------
         Total interest-
           bearing deposits    1,199,348      15,224       1.27   1,112,517     16,143      1.45    1,030,351      22,167     2.15
Federal funds purchased and
     securities sold under
     agreements to repurchase    175,168       4,390       2.51     132,957      3,285      2.47       74,055       2,448     3.31
Other borrowings                  81,213       3,713       4.57      88,693      4,065      4.58       82,471       4,203     5.10
------------------------------------------------------------------------------------------------------------------------------------
         Total interest-
           bearing liabilities 1,455,729      23,327       1.60   1,334,167     23,493      1.76    1,186,877      28,818     2.43
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits     297,627                            261,691                           236,574
Accrued expenses and other
  liabilities                     21,002                             20,108                            18,919
------------------------------------------------------------------------------------------------------------------------------------
         Total liabilities     1,774,358                          1,615,966                         1,442,370
Minority Interest                  1,511                              1,519                             1,519
Shareholders' equity             163,354                            152,263                           139,614
------------------------------------------------------------------------------------------------------------------------------------
        Total liabilities
           and shareholders'
           equity             $1,939,223                         $1,769,748                        $1,583,503
------------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                       3.80%                            3.96%                             4.19%
------------------------------------------------------------------------------------------------------------------------------------
Net interest income/margin
     on earning assets                    $   73,948       4.11%             $  69,929      4.28%              $   67,412     4.64%
====================================================================================================================================

(1) Average balances and yields on available-for-sale securities are based on amortized cost.

(2) Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax-exempt interest income to a taxable equivalent basis. The tax equivalent adjustments for 2004, 2003, and 2002 were as follows: $2,602,000, $2,427,000, and $2,271,000, respectively.

(3) Nonaccrual loans are included in the average loan totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the consolidated financial statements.

Table 2 - Analysis of Changes in Net Interest Income

(in thousands)(taxable equivalent)                 2004 vs. 2003                             2003 vs. 2002
-----------------------------------------------------------------------------------------------------------------------
                                         Increase (Decrease) Due to Change         Increase (Decrease) Due to Change
                                                     in Average                                in Average

                                         Volume         Rate         Total         Volume         Rate         Total
-----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Certificates of deposit, other         $       64    $        2    $       66    $       21    $      (31)   $      (10)
banks
Federal funds sold                              8             1             9          (134)          (57)         (191)
Investments:
    Taxable                                 2,378          (102)        2,276         3,504        (5,795)       (2,291)
    Tax-exempt                                826          (463)          363           642          (471)          171
Loans, net:
    Taxable                                 5,357        (4,324)        1,033         6,858        (7,539)         (681)
    Tax-exempt                                174           (68)          106           290           (96)          194
-----------------------------------------------------------------------------------------------------------------------
Total interest income                  $    8,807    $   (4,954)   $    3,853    $   11,181    $  (13,989)   $   (2,808)
-----------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest-bearing deposits:
    Interest checking,
      savings, and money market               374          (718)         (344)          891        (4,779)       (3,888)
    Time                                      964        (1,539)         (575)          532        (2,668)       (2,136)
Federal funds purchased and
    Securities sold under
    agreements to repurchase                1,057            48         1,105         1,574          (737)          837
Other borrowings                             (342)          (10)         (352)          303          (441)         (138)
-----------------------------------------------------------------------------------------------------------------------
Total interest expense                 $    2,053    $   (2,219)   $     (166)   $    3,300    $   (8,625)   $   (5,325)
-----------------------------------------------------------------------------------------------------------------------
Net interest income                    $    6,754    $   (2,735)   $    4,019    $    7,881    $   (5,364)   $    2,517
=======================================================================================================================

Notes: See notes to Table 1 above.

Provision for Loan/Lease Losses

The provision for loan/lease losses represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses at an adequate level. Management has developed a model to measure the amount of estimated loan loss exposure inherent in the loan portfolio to ensure that an adequate reserve is maintained. The provision for loan/lease losses was $2.9 million in 2004, compared to $2.5 million in 2003. The increase in 2004 is primarily due to continued growth in the loan/lease portfolio, as well as the changing composition of the loan/lease portfolio, which includes increased levels of commercial loans and commercial real estate loans. The Company's loan/lease portfolio remains of generally high quality. Nonperforming loans/leases were $7.6 million at December 31, 2004, representing 0.65% of total loans/leases. Nonperforming loans/leases were $7.6 million at December 31, 2003, representing 0.71% of total loans/leases. Net charge-offs of $2.0 million in 2004 represented 0.18% of average loans/leases during the period, compared to net charge-offs of $2.5 million in 2003, representing 0.24% of average loans/leases. See the section captioned "The Reserve for Loan/Lease Losses" included within in this report for further analysis of the reserve for loan/lease losses.

Noninterest Income

Although net interest income remains the primary revenue source for the Company, competitive, regulatory, and economic conditions have led management to target noninterest income opportunities as important drivers of long-term revenue growth. Management believes a continued focus on noninterest income will improve the Company's ability to compete with non-bank competitors, and reduce earnings volatility that may result from changes in the general interest rate environment. These efforts resulted in $28.0 million in noninterest income for 2004, a 10.8% increase over 2003 noninterest income of $25.3 million. Sources of noninterest income include trust and investment services, service charges on deposit accounts, insurance fees and commissions, and card services products. The Company has been able to expand the contribution of noninterest income to total revenues by developing and introducing new products and by marketing its services across all of the Company's markets. Noninterest income represented 28.2% of total revenue in 2004, compared with 27.2% in 2003.

Trust and investment services generated $5.2 million in revenue in 2004, an increase of 20.5% over revenue of $4.3 million in 2003. Solid new business generation and generally better equity market conditions contributed to the increase in trust fee income. The market value of assets managed by, or in custody of, Tompkins Investment Services increased by $105.3 million or 7.6% to $1.5 billion at December 31, 2004, from $1.4 billion at December 31, 2003. Strong estate management fees in 2004 also contributed to the revenue growth. Tompkins Investment Services generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing employee benefit plans. Fees are largely based on the market value of the assets managed by Tompkins Investment Services, and may vary by the mix of accounts between the various categories. Volatility in the equity and bond markets impacts the market value of trust assets and the related investment fees. Services are primarily provided to customers in the Trust Company's market area of Tompkins County and surrounding areas; however, Tompkins Investment Services has a growing client base in The Bank of Castile and Mahopac National Bank markets. The division currently manages assets for clients throughout the United States.

Service charges on deposit accounts were up $767,000 or 10.6% to $8.0 million in 2004, compared to $7.2 million in 2003. An increase in the number of transaction accounts, fee increases, and additional deposit services contributed to the growth in service charges on deposit accounts in 2004 over 2003. The average dollar volume of noninterest-bearing accounts increased by $35.9 million between 2003 and 2004, from $261.7 million to $297.6 million, while interest-bearing checking, savings and money market accounts increased by $48.4 million over the same period, from $726.6 million to $775.0 million. The largest component of service charges on deposit accounts is overdraft fees. Overdraft fees over the past several years have benefited from the implementation of an automated overdraft payment program in mid-2002 for personal accounts. This overdraft program was expanded in mid-2004 to encompass a broader customer base, including commercial accounts.

Insurance commissions and fees were $6.4 million in 2004, an increase of $1.1 million or 21.1% over 2003. Tompkins Insurance's acquisition of an insurance agency in late 2003 contributed to the growth in commission income in 2004 over 2003. The acquisition is described in more detail in "Note 6 Goodwill and Other Intangible Assets" in Notes to Consolidated Financial Statements Part II, Item
8. of this Report on Form 10-K. Additionally, Tompkins Insurance has continued its efforts to offer services to customers of The Bank of Castile. These efforts include locating Tompkins Insurance representatives in offices of The Bank of Castile. Tompkins Insurance currently shares 4 office locations with The Bank of Castile and plans to add representatives to other offices in 2005. Tompkins Insurance's December 31, 2004 acquisition of Banfield & Associates, a small insurance agency in Ithaca, New York, provides an opportunity to offer insurance services to the customers of Tompkins Trust Company.

Card services income of $2.5 million in 2004 was up $198,000 or 8.7% over income of $2.3 million in 2003. An increased number of cardholders and higher transaction volume contributed to the growth in card services income in 2004. Card services have been a strong contributor to revenues as technology has created opportunities to better serve customers with new products. Card services products include traditional credit cards, purchasing cards, debit cards, automated teller machines (ATM), and merchant card processing. This is a business that is highly competitive with many large national competitors.

Noninterest income also includes $1.2 million from increases in cash surrender value of corporate owned life insurance (COLI), up from $1.0 million in 2003. The increase in earnings in 2004 compared to 2003 reflects improved returns on the insurance assets and the payoff of certain loans against these policies. The COLI relates to life insurance policies covering certain senior officers of the Company and its subsidiaries. Increases in the cash surrender value of the insurance are reflected as other noninterest income, net of the related mortality expense. The Company's average investment in COLI was $23.3 million during 2004, compared to $22.0 million during 2003. The Company repaid approximately $449,000 of policy loans in 2003. Although income associated with the insurance policies is not included in interest income, increases in the cash surrender value produced a tax-adjusted return of approximately 8.53% in 2004, 7.67% in 2003, and 9.08% in 2002.

Net gains from loan sales fell significantly in 2004, as the interest rate environment was not as favorable for loan originations and sales as that in 2003. Loans sold in the secondary market are typically longer term fixed rate residential mortgage loans. With the rising interest rate environment, fixed rate loan production including the refinancing of loans currently serviced by the Company slowed considerably in 2004, resulting in a lower volume of loan sales. The volume of loan sales fell from $52.6 million in 2003 to $14.7 million in 2004, while net gains on loan sales totaled $240,000 in 2004 compared to $970,000 in 2003.

The Company has an investment in a small business investment company partnership, Cephas Capital Partners, L.P. ("Cephas"), totaling $3.4 million at December 31, 2004, a decrease from $3.5 million at December 31, 2003. Because the Company's percentage ownership in Cephas exceeds 20%, the equity method of accounting is utilized, such that the Company's percentage of Cephas' income is recognized as income on its investment; and likewise, any loss by Cephas is recognized as a loss on the Company's investment. For 2004, the Company recognized income from this investment of $381,000 compared with income of $350,000 in 2003. The Company believes that as of December 31, 2004, there is no impairment with respect to this investment.

Noninterest Expense

Noninterest expenses for the year ended December 31, 2004, were $58.2 million, an increase of 8.1% over noninterest expenses of $53.9 million for the year ended December 31, 2003. Changes in the various components of noninterest expense are discussed below.

Personnel-related expenses comprise the largest segment of noninterest expense, representing 58.4% of noninterest expenses in 2004, compared to 57.5% in 2003. Total personnel-related expenses increased by $3.0 million or 9.8% in 2004, to $34.0 million from $31.0 million. The increase in personnel-related expenses is mainly concentrated in salaries and wages and reflects an increased number of employees and salary increases. Average full-time equivalents (FTEs) increased from 546 for the year ended December 31, 2003, to 578 for the year ended December 31, 2004. The increase in employees is associated primarily with staffing of new offices, including the Auburn, New York office (July 2003) of the Trust Company, the Mt. Kisco, New York office (June 2004) of Mahopac National Bank, and the insurance agency acquisition by Tompkins Insurance in late 2003.

Expense for premises, furniture, and fixtures totaled $7.1 million in 2004, an increase of $472,000 or 7.1% over expense of $6.7 million in 2003. The additions to the Company's branch network mentioned above, as well as higher taxes, insurance and utilities contributed to the increase in bank premises and furniture and fixture expense.

External expenses related to the Company's efforts to comply with Section 404 of the Sarbanes-Oxley Act totaled $618,000 in 2004 compared with $50,000 in 2003. Approximately $405,000 of $618,000 were included in professional fees and contributed to the increase in professional fees from $869,000 in 2003 to $1.7 million in 2004. The remaining $213,000 of expenses related to Sarbanes-Oxley is included in other operating expenses.

Software licensing and maintenance expenses totaled $1.5 million in 2004, an increase of $272,000 or 23.1% over 2003. The increase reflects upgrades to our mainframe computer system.

Other operating expenses were $11.4 million for the 12 months ended December 31, 2004, which were in line with the $11.5 million in 2003. This expense category includes postage and courier, printing and supplies, card services, and audits and examinations. Audit and examination fees were up due to the additional requirements of Section 404 of Sarbanes-Oxley. Other losses were down $200,000, as operating expenses for 2003 included approximately $400,000 of losses resulting from fraudulent credit card transactions perpetrated against Tompkins Trust Company and several other banks in the third quarter of 2003.

The Company's efficiency ratio, defined as operating expense excluding amortization of intangible assets, divided by tax-equivalent net interest income plus noninterest income before securities gains and losses (increase in the cash surrender value of COLI is shown on a tax equivalent basis), was 56.1% in 2004, compared to 55.7% in 2003. Tax equivalency was based upon a 40% tax rate. Excluding the tax equivalent adjustments for tax-exempt securities, tax-exempt loans/leases, and COLI income, the efficiency ratio would be 58.0% in 2004 and 57.3% in 2003.

Minority Interest in Consolidated Subsidiaries

Minority interest expense represents the portion of net income in consolidated majority-owned subsidiaries that is attributable to the minority owners of a subsidiary. The Company had minority interest expense of $133,000 in 2004 compared to $134,000 in 2003, related to minority interests in three real estate investment trusts, which are substantially owned by the Company's banking subsidiaries. In 2004, the Trust Company purchased 50 shares of its real estate investment trust from the minority owners.

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes. The 2004 provision was $12.5 million, compared to $12.1 million in 2003. The increase was primarily due to a higher level of taxable income. The effective tax rate for the Company decreased in 2004 to 32.8%, from 33.3% in 2003. The reduced rate reflects the effects of increased tax-exempt income from loans and leases, securities, and life insurance policies as well as an increase in assets in its real estate investment trusts in 2004. Legislation has been proposed at the State level that would change the tax treatment of dividends paid by real estate investment trusts ("REIT"). Each of the Company's banking subsidiaries is a majority owner in a REIT. If the law is passed in its current form, the expected impact on the Company would be an increased tax expense of approximately $726,000.

RESULTS OF OPERATIONS
(Comparison of December 31, 2003 and 2002 results)

General

Net income for the year ended December 31, 2003, was up 5.6% to $24.2 million, compared to $22.9 million in 2002. On a per share basis, the Company earned $2.66 per diluted share in 2003 compared to $2.51 per diluted share in 2002. In addition to growth in earnings per share, key performance measurements for the Company, include return on average shareholders' equity (ROE) and return on average assets (ROA). ROE was 15.90% in 2003, compared to 16.41% in 2002, while ROA was 1.37% in 2003, down from 1.45% in 2002. The declines in ROA and ROE reflect the fact that total assets and total equity grew more rapidly in 2003 than did net income. Despite the declines in these performance measures, ROA and ROE for Tompkins continue to compare favorably to bank holding company peer ratios widely available from the Federal Reserve Board.

The Company's positive performance in 2003 is attributable to the successful implementation of the Company's key business strategies, which include a commitment to community banking through diversified revenue sources consisting of net interest income generated from the loan and securities portfolios, trust and investment services income, and other service charges and fees for providing banking and related financial services.

Net Interest Income

Table 1 Average Statements of Condition and Net Interest Analysis above illustrates the trend in average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Tax-equivalent net interest income improved to $69.9 million in 2003, up from $67.4 million in 2002. Net interest income benefited from growth in earning assets, an improved mix of earning assets, and growth in deposits. The continued low interest rate environment resulted in a decrease in the net interest margin from 4.64% in 2002, to 4.28% in 2003. The yield on earning assets decreased from 6.62% for the fiscal year ended December 31, 2002 to 5.72% for fiscal 2003. The cost of interest bearing liabilities decreased from 2.43% to 1.76% over the same time period.

Average earning assets increased by $178.9 million or 12.3% in 2003, from $1.5 billion to $1.6 billion. Growth in average earning assets was primarily centered in the loan portfolio. Average loans grew by $101.9 million, which included an $89.0 million increase in average real estate loans; a $15.7 million increase in average commercial loans, a $2.9 million increase in leases, and a $5.7 million decrease in consumer and other loans. The growth in real estate loans is net of $52.6 million of loan sales in 2003 to Federal agencies, and the securitization of $39.7 million in loans that are now held in the Company's available-for-sale portfolio as mortgage-backed securities.

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

Changes in net interest income occur from a combination of changes in the volume of interest-earning assets and interest-bearing liabilities, and in the rate of interest earned or paid on them. Table 2 Analysis of Changes in Net Interest Income above illustrates changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of the change. The $2.5 million increase in tax-equivalent net interest income from 2002 to 2003 included a $5.3 million decrease in interest expense and a $2.8 million decrease in interest income. An increased volume of earning assets contributed to a $7.9 million increase in net interest income between 2002 and 2003, while changes in interest rates reduced net interest income by $5.4 million, resulting in the net increase of $2.5 million.

Provision for Loan/Lease Losses

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

Noninterest Income

Noninterest income of $25.3 million in 2003 represented a 6.5% increase over 2002 noninterest income of $23.7 million. The Company has been able to expand the contribution of noninterest income to total revenues by developing and introducing new products and by marketing its services across all of the Company's markets. Changes in the various components of noninterest income are discussed below.

Revenue from trust and investment services totaled $4.3 million in 2003, an increase of 3.6% over revenue of $4.2 million in 2002. Tompkins Investment Services generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing employee benefit plans. The weak stock market in 2002 and early 2003 had an unfavorable impact on trust commissions and fees. With the improvement in the national stock markets in mid 2003 and solid new business generation, the market value of assets managed by, or in custody of, Tompkins Investment Services increased by $182.1 million or 15.1% to $1.4 billion at December 31, 2003 from $1.2 billion at December 31, 2002. Investment and other custodial account fees are generally based on the market value of assets.

Service charges on deposit accounts were up $896,000 or 14.2% to $7.2 million in 2003, compared to $6.3 million in 2002. An increase in the number of transaction accounts, fee increases, and additional deposit services contributed to the growth in service charges on deposit accounts in 2003 over 2002. The average dollar volume of noninterest-bearing accounts increased by $25.1 million between 2002 and 2003, from $236.6 million to $261.7 million, while interest-bearing checking, savings and money market accounts increased by $65.7 million over the same period, from $660.9 million to $726.6 million.

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

Personnel-related expenses comprise the largest segment of noninterest expense, representing 57.5% of noninterest expenses in 2003, compared to 56.5% in 2002. Total personnel-related expenses increased by $1.4 million or 4.9% in 2003, to $31.0 million from $29.5 million in 2002. The year-over-year growth in personnel-related expenses was favorably impacted by the $650,000 charge associated with a revaluation of certain pension liabilities in the fourth quarter of 2002. The increase in personnel-related expenses is due to a several factors including an increased number of employees and higher benefit related costs for medical insurance and pensions. The increase in employees is associated primarily with staffing of new offices, including the Cortland, New York (December 2002) and Auburn, New York (July 2003) offices of the Trust Company and a new Mahopac National Bank office in LaGrange, New York (July
2002).

Expense for premises, furniture, and fixtures totaled $6.7 million in 2003, an increase of $346,000 or 5.5% over expense of $6.3 million in 2002. The additions to the Company's branch network mentioned above as well as higher taxes, insurance and utilities contributed to the increase in bank premises and furniture and fixture expense.

Marketing expenses were up $147,000 or 8.2% to $1.9 million for the year ended December 31, 2003, from $1.8 million for the same period in 2002. Promotional expenses related to the expansion of the Company's branch network contributed to the increase in marketing expense in 2003 over 2002.

Other operating expenses were $11.5 million for the 12 months ended December 31, 2003, a decrease of $120,000 or 1.0% compared to expenses of $11.6 million for the same period in 2002. This expense category includes postage and courier, printing and supplies, card services, and audits and examinations. Other operating expenses for 2003 include approximately $400,000 of losses resulting from fraudulent credit card transactions perpetrated against Tompkins Trust Company and several other banks in the third quarter of 2003. Comparison of 2003 results with 2002 results are favorably impacted by a $250,000 reduction in expenses related to residual losses on leased vehicles and $195,000 reduction in expense related to penalties on discretionary prepayment of Federal Home Loan Bank borrowings.

The Company's efficiency ratio, defined as operating expense excluding amortization of intangible assets, divided by tax-equivalent net interest income plus noninterest income before securities gains and losses (increase in the cash surrender value of COLI is shown on a tax equivalent basis), was 55.7% in 2003, compared to 56.3% in 2002. The improvement is largely due to an increase in noninterest income. Tax equivalency was based upon a 40% tax rate. Excluding the tax equivalent adjustments for tax-exempt securities, tax-exempt loans/leases, and COLI income, the efficiency ratio would be 57.3% in 2003 and 58.1% in 2002.


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


FINANCIAL CONDITION

During 2004, total assets grew by $105.8 million or 5.7% to $2.0 billion at December 31, 2004, compared to $1.9 billion at December 31, 2003. Table 3 Balance Sheet Comparisons below provides a comparison of average and year-end balances of selected balance sheet categories over the past three years, and the change in those balances between 2003 and 2004. Over the past several years, the Company has focused on growing average earning assets to increase net interest income and offset the negative impact of a narrowing net interest margin resulting from the historically low interest rate environment. Earning asset growth in 2004 consisted of a $103.0 million increase in loans, and a $22.2 million increase in the amortized cost of securities. Loan growth is net of $14.7 million in sales of fixed rate residential mortgage loans in 2004. A more detailed discussion of the loan portfolio is provided in the section captioned "Loan/Leases".

Deposit growth generated by the Company's expanding branch network has supported the majority of the growth in earning assets. Core deposits remain the primary source of funding with core deposits increasing by $75.9 million or 6.7% to $1.2 billion at year-end 2004, from $1.1 billion at year-end 2003. The Company also uses wholesale funding sources, which include borrowings and securities sold under agreements to repurchase, to support asset growth. These funding sources decreased by $58.0 million between year-end 2004 and year-end 2003 to $217.0 million from $275.0 million. Given the narrowing spread between short-term and long-term interest rates in mid-to-late 2004, the Company used cash flows from its investment portfolio to paydown borrowings. Refer to "Note 9 Securities Sold Under Agreements to Repurchase and Federal Funds Purchased" and "Note 10 Other Borrowings" in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report on Form 10-K for further details on these funding sources.

Table 3 - Balance Sheet Comparisons

AVERAGE BALANCE SHEET
                                                                                            Change (2003-2004)
(in thousands)                                         2004         2003         2002      Amount     Percentage
----------------------------------------------------------------------------------------------------------------
Total assets                                     $1,939,223   $1,769,748   $1,583,503   $  169,475          9.58%
Earning assets *                                  1,801,145    1,631,986    1,453,087      169,159         10.37%
Total loans and leases, less un earned
income
   and net deferred costs and fees                1,116,965    1,030,299      928,383       86,666          8.41%
Securities *                                        672,813      597,313      510,779       75,500         12.64%
Core deposits **                                  1,175,110    1,085,731    1,022,625       89,379          8.23%
Time deposits of $100,000 and more                  138,056      112,752      107,329       25,304         22.44%
Federal funds purchased and securities
   sold under agreements to repurchase              175,168      132,957       74,055       42,211         31.75%
Other borrowings                                     81,213       88,693       82,471       (7,480)        (8.43)%
Shareholders' equity                                163,354      152,263      139,614       11,091          7.28%
----------------------------------------------------------------------------------------------------------------

ENDING BALANCE SHEET
                                                                                            Change (2003-2004)
(in thousands)                                         2004         2003         2002      Amount     Percentage
----------------------------------------------------------------------------------------------------------------

Total assets                                     $1,970,295   $1,864,446   $1,670,203   $  105,849          5.68%
Earning assets *                                  1,832,042    1,714,995    1,525,586      117,047          6.82%
Total loans and leases, less unearned income
   and net deferred costs and fees                1,172,148    1,069,140      995,346      103,008          9.63%
Securities *                                        658,872      636,639      519,840       22,233          3.49%
Core deposits **                                  1,201,988    1,126,101    1,035,855       75,887          6.74%
Time deposits of $100,000 and more                  150,076      105,102      112,338       44,974         42.79%
Federal funds purchased and securities
   sold under agreements to repurchase              153,715      187,908       77,843      (34,193)       (18.20)%
Other borrowings                                     63,303       87,111       81,930      (23,808)       (27.33)%
Shareholders' equity                                171,002      158,970      150,597       12,032          7.57%
================================================================================================================

* Balances of available-for-sale securities are shown at amortized cost.

** Core deposits equal total deposits less time deposits of $100,000 and more, brokered deposits, and municipal money market deposits.

Shareholders' Equity

The consolidated statements of changes in shareholders' equity included in the Consolidated Financial Statements of the Company contained in Part II, Item 8. of this Report, detail the changes in equity capital, including payments to shareholders in the form of cash dividends. The Company continued its long history of increasing cash dividends with a per share increase of 7.9% in 2004, which followed an increase of 6.3% in 2003. Dividends per share amounted to $1.09 in 2004, compared to $1.01 in 2003, and $0.95 in 2002. Cash dividends paid represented 38.1%, 37.6%, and 37.4% of after-tax net income in each of 2004, 2003, and 2002, respectively.

Total shareholders' equity was up $12.0 million or 7.6% to $171.0 million at December 31, 2004, from $159.0 million at December 31, 2003. Undivided profits were up $15.8 million between year-end 2003 and year-end 2004, from $78.7 million to $94.5 million. Surplus decreased by $1.1 million, from $76.9 million at December 31, 2003, to $75.8 million at December 31, 2004, as the Company continued to repurchase shares through its stock repurchase plan. The decrease in accumulated other comprehensive income is due to a decrease in unrealized gains on available-for-sale securities largely due to increases in interest rates.

On July 24, 2002, the Company's board of directors approved a stock repurchase plan (the "2002 Plan"), which authorized the repurchase of up to 440,000 shares of Tompkins common stock over a two-year period. The 2002 Plan ended July 24, 2004 with 163,065 shares repurchased under the 2002 Plan at an average cost of $41.31. This includes 65,946 shares purchased in 2004, at an average cost of $45.13 per share.

On July 27, 2004, the Company's board of directors approved a stock repurchase plan (the "2004 Plan") to replace the 2002 Plan. The 2004 Plan authorizes the repurchase of up to 400,000 shares of the Company's outstanding common stock over a two-year period. No shares were repurchased under the 2004 Plan in 2004.

Total shareholders' equity was up $8.4 million or 5.6% to $159.0 million at December 31, 2003, from $150.6 million at December 31, 2002. Surplus increased by $30.9 million, from $46.0 million at December 31, 2002, to $76.9 million at December 31, 2003; while undivided profits were down $18.0 million between year-end 2003 and year-end 2002, from $96.7 million to $78.7 million. The increase in surplus and decrease in undivided profits is primarily due to the 10% stock dividend paid on August 15, 2003. Surplus was also affected by the repurchase of 95,799 shares of Tompkins common stock at a total cost of $3.7 million. These shares were purchased under the 2002 Plan. As of December 31, 2003, 97,119 shares had been repurchased life-to-date under the 2002 Plan. The decrease in other comprehensive income is due to a decrease in unrealized gains on available-for-sale securities largely due to increases in interest rates.

The Company and its subsidiary banks are subject to quantitative capital measures established by regulation to ensure capital adequacy. Consistent with the objective of operating a sound financial organization, the Company and its subsidiary banks maintain capital ratios well above regulatory minimums, as detailed in "Note 17 Regulations and Supervision" in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report on Form 10-K.

Securities

The securities portfolio (excluding fair value adjustments on available-for-sale securities) at December 31, 2004, was $658.9 million, reflecting an increase of 3.5% from $636.6 million at December 31, 2003. "Note 2 Securities" in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report, details the types of securities held, the carrying and fair values, and the contractual maturities as of December 31, 2004 and 2003. The amortized cost and fair value of the securities portfolio at December 31, 2002, is presented in the table below. Qualified tax-exempt debt securities, primarily obligations of state and political subdivisions, were $112.3 million at December 31, 2004, or 17.0% of total securities, compared to $97.8 million, or 15.4% of total securities at December 31, 2003. Mortgage-backed securities, consisting mainly of securities issued by U.S. government agencies, totaled $300.4 million at December 31, 2004, compared to $299.4 million at December 31, 2003.

                                                                      Available-for-Sale Securities
------------------------------------------------------------------------------------------------------------------
                                                                            Gross         Gross
                                                           Amortized      Unrealized    Unrealized        Fair
December 31, 2002 (in thousands)                              Cost          Gains         Losses          Value
------------------------------------------------------------------------------------------------------------------
Obligations of U.S. Government sponsored agencies        $    159,247   $      2,975   $          0   $    162,222
Obligations of states and political subdivisions               45,348          2,193             17         47,524
Mortgage-backed securities                                    264,276          7,763             52        271,987
U.S. corporate securities                                       3,034              0            200          2,834
------------------------------------------------------------------------------------------------------------------
Total debt securities                                         471,905         12,931            269        484,567
Equity securities                                               9,213              0              0          9,213
------------------------------------------------------------------------------------------------------------------
Total available-for-sale securities                      $    481,118   $     12,931   $        269   $    493,780
==================================================================================================================

Available-for-sale securities include $8,808,000 in nonmarketable equity securities, which are carried at cost since fair values are not readily determinable. This figure includes $7,293,000 of Federal Home Loan Bank Stock, and $720,000 of Federal Reserve Bank (FRB) stock, which are required to be held for regulatory purposes and for borrowings availability. The required investment in FHLB stock is tied to the Company's borrowing levels with the FHLB. Substantially all of the above mortgage-backed securities are direct pass through securities or collateralized mortgage obligations issued or backed by Federal agencies.

                                                                         Held-to-Maturity Securities
--------------------------------------------------------------------------------------------------------------------
                                                                             Gross          Gross
                                                            Amortized      Unrealized     Unrealized       Fair
December 31, 2002 (in thousands)                               Cost          Gains          Losses         Value
--------------------------------------------------------------------------------------------------------------------
Obligations of states and political subdivisions           $     38,722   $      1,566   $         28   $     40,260
--------------------------------------------------------------------------------------------------------------------
Total held-to-maturity debt securities                     $     38,722   $      1,566   $         28   $     40,260
====================================================================================================================

The amortized cost and fair value of debt securities by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Management's policy is to purchase investment grade securities that, on average, have relatively short expected durations. This policy helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital. A large percentage of securities are direct obligations of the Federal government and its agencies. Expected maturities will differ from contractual maturities presented in Table 4 Maturity Distribution below, because issuers may have the right to call or prepay obligations with or without penalty and mortgage-backed securities will pay throughout the periods prior to contractual maturity. The contractual maturity distribution of debt securities and mortgage-backed securities as of December 31, 2004, along with the weighted average yield of each category, is presented in Table 4 Maturity Distribution below. Balances are shown at amortized cost and weighted average yields are calculated on a fully taxable-equivalent basis using a tax rate of 40%.

Table 4 - Maturity Distribution

                                                                              As of December 31, 2004
-----------------------------------------------------------------------------------------------------------------------
                                                                      Securities                    Securities
                                                                 Available-for-Sale *            Held-to-Maturity
-----------------------------------------------------------------------------------------------------------------------
(dollar amounts in thousands)                                  Amount        Yield (FTE)      Amount         Yield (FTE)
-----------------------------------------------------------------------------------------------------------------------
Obligations of U.S. Government sponsored agencies
   Within 1 year                                           $      4,997            1.82%   $          0            0.00%
    Over 1 to 5 years                                           136,154            3.27%              0            0.00%
    Over 5 to 10 years                                           81,053            4.33%              0            0.00%
    Over 10 years                                                 8,998            5.39%              0            0.00%
-----------------------------------------------------------------------------------------------------------------------
                                                           $    231,202            3.69%   $          0            0.00%
-----------------------------------------------------------------------------------------------------------------------

State and political subdivisions
   Within 1 year                                           $      3,739            6.93%   $     25,076            3.34%
    Over 1 to 5 years                                            18,922            6.37%         17,307            5.58%
    Over 5 to 10 years                                           16,947            6.93%         21,838            6.56%
    Over 10 years                                                 3,416            7.04%          5,031            7.65%
-----------------------------------------------------------------------------------------------------------------------
                                                           $     43,024            6.70%   $     69,252            5.23%
-----------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities
   Within 1 year                                           $          0            0.00%   $          0            0.00%
    Over 1 to 5 years                                            23,732            3.78%              0            0.00%
    Over 5 to 10 years                                          131,945            4.07%              0            0.00%
    Over 10 years                                               144,682            4.55%              0            0.00%
-----------------------------------------------------------------------------------------------------------------------
                                                           $    300,359            4.27%   $          0            0.00%
-----------------------------------------------------------------------------------------------------------------------

Other securities
   Within 1 year                                           $          0            0.00%   $          0            0.00%
    Over 1 to 5 years                                                 0            0.00%              0            0.00%
    Over 5 to 10 years                                                0            0.00%              0            0.00%
    Over 10 years                                                 3,002            4.84%              0            0.00%
    Equity securities                                            12,033            1.87%              0            0.00%
-----------------------------------------------------------------------------------------------------------------------
                                                           $     15,035            2.47%   $          0            0.00%
-----------------------------------------------------------------------------------------------------------------------

Total securities
   Within 1 year                                           $      8,736            4.00%   $     25,076            3.34%
    Over 1 to 5 years                                           178,808            3.66%         17,307            5.58%
    Over 5 to 10 years                                          229,945            4.37%         21,838            6.56%
    Over 10 years                                               160,098            4.65%          5,031            7.65%
    Equity securities                                            12,033            1.87%              0            0.00%
-----------------------------------------------------------------------------------------------------------------------
                                                           $    589,620            4.18%   $     69,252            5.23%
=======================================================================================================================

* Balances of available-for-sale securities are shown at amortized cost.

At December 31, 2004, there were no holdings on any one issuer, other than the U.S. Government sponsored agencies, in an amount greater than 10% of the Company's shareholders' equity.

Loans/Leases

Total loans and leases, net of unearned income and net deferred loan fees and costs, grew 9.6%, to $1.2 billion December 31, 2004 from $1.1 billion at December 31, 2003. Table 5 Loan/Lease Classification Summary below details the composition and volume changes in the loan/lease portfolio over the past five years.

Table 5 - Loan/Lease Classification Summary

                                                                                 As of December 31,
(in thousands)                                            2004           2003           2002           2001           2000
--------------------------------------------------------------------------------------------------------------------------
Residential real estate                            $   451,014    $   404,487    $   391,120    $   327,987    $   344,715
Commercial real estate                                 296,614        242,248        196,517        168,452        152,218
Real estate construction                                27,163         21,788         26,110         25,112         18,746
Commercial                                             277,082        275,666        256,010        237,483        202,956
Consumer and other                                     100,971        104,647        103,853        111,880        110,126
Leases                                                  23,121         24,340         25,511         21,787         19,565

--------------------------------------------------------------------------------------------------------------------------
Total loans and leases                               1,175,965      1,073,176        999,121        892,701        848,326
Less: unearned income and deferred costs
    and fees                                            (3,817)        (4,036)        (3,775)        (2,859)        (2,568)
--------------------------------------------------------------------------------------------------------------------------
Total loans and leases, net of unearned income
    and deferred costs and fees                    $ 1,172,148    $ 1,069,140    $   995,346    $   889,842    $   845,758
--------------------------------------------------------------------------------------------------------------------------

Residential real estate loans increased by $46.5 million or 11.5% in 2004, from $404.5 million in 2003 to $451.0 million in 2004, and comprised 38.4% of total loans and leases at December 31, 2004. A low interest rate environment coupled with new branch offices contributed to the growth in the residential portfolio. The growth in residential loans is net of $14.7 million of loan sales to Federal agencies.

Residential real estate mortgage loans are underwritten in accordance with secondary market guidelines to enhance the liquidity of these generally longer-term assets. As part of its asset/liability management strategy the Company may sell certain residential mortgage loans in the secondary market. During 2004, 2003, and 2002, the Company sold residential mortgage loans totaling $14.7 million, $52.6 million, and $28.8 million, respectively, and realized gains on these sales of $240,000, $970,000, and $671,000, respectively. When residential mortgage loans are sold or securitized, the Company typically retains all servicing which provides a source of fee income. In connection with the sales in 2004, 2003, and 2002, the Company recorded mortgage-servicing assets of $95,200, $688,000, and $229,000, respectively. Amortization of mortgage servicing amounted to $168,000 in 2004, $343,000 in 2003 and $186,000 in 2002. Residential mortgage loans serviced for others totaled $138.8 million at December 31, 2004, compared to $149.7 million at December 31, 2003. Capitalized mortgage servicing rights totaled $978,000 at December 31, 2004, and $1.1 million at December 31, 2003, and are reported as intangible assets on the consolidated statements of condition.

Commercial real estate loans increased by $54.4 million, or 22.4%, in 2004 over 2003, from $242.4 million in 2003 to $296.6 million in 2004. Commercial real estate loans of $296.6 million represented 25.2% of total loans and leases at December 31, 2004. Commercial loans totaled $277.1 million at December 31, 2004, which is relatively unchanged from commercial loans of $275.7 million at December 31, 2003. Growth in commercial lending, including commercial real estate reflects a continued emphasis on commercial lending. Management believes that the Company's community banking strategy can provide value to small business customers, while commercial lending products are typically attractive to the Company from a yield and interest rate risk perspective.

The consumer loan portfolio includes personal installment loans, indirect automobile financing, credit card loans, and overdraft lines of credit. The Company faces significant competition from local and national lenders for consumer lending products. Consumer and other loans were $101.0 million at December 31, 2004, down from $104.6 million at December 31, 2003.

The lease portfolio decreased by 5.0% to $23.1 million at December 31, 2004 from $24.3 million at December 31, 2003. The lease portfolio has traditionally consisted of leases on vehicles for consumers and small businesses. Competition for automobile financing has led to a decline in the consumer lease portfolio over the past several years. In addition, unfavorable laws in New York State have led the Company to curtail its automobile leasing program. In response to the decline in consumer leasing, management increased its marketing efforts relating to other leasing opportunities, including commercial leasing and municipal leasing, which have been the primary sources of new business in the lease portfolio. As of December 31, 2004, commercial leases and municipal leases represented 98.3% of total leases, while consumer leases made up the remaining 1.7%. As of December 31, 2003, commercial leases and municipal leases represented 96.0% of total leases, while consumer leases made up the remaining 4.0%.

The Company's loan/lease customers are located primarily in the upstate New York communities served by its three subsidiary banks. The Trust Company operates fourteen banking offices in the counties of Tompkins, Cayuga, Cortland, and Schuyler, New

York. The Bank of Castile operates thirteen banking offices in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. Mahopac National Bank is located in Putnam County, New York and operates four banking offices in that county, two full service offices in neighboring Dutchess County, New York and one full service office in Westchester County, New York opened in 2004. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower. Further information on the Company's lending activities, including related party transactions, is provided in "Note 4 Loan/Lease Classification Summary and Related Party Transactions" in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.


The Reserve for Loan/Lease Losses

Management reviews the adequacy of the reserve for loan/lease losses (reserve) on a regular basis. Management considers the accounting policy relating to the reserve to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the reserve required to cover credit losses in the portfolio and the material effect that assumptions could have on the Company's results of operations. Factors considered in determining the adequacy of the reserve and the related provision include: management's approach to granting new credit; the ongoing monitoring of existing credits by the internal and external loan review functions; the growth and composition of the loan/lease portfolio; comments received during the course of independent examinations; current local economic conditions; past due and nonperforming loan statistics; the impact of competition on loan structuring and pricing; the estimated values of collateral; and a historical review of loan/lease loss experience.

The Company has developed a methodology to measure the amount of estimated loan loss exposure inherent in the loan portfolio to ensure that an adequate reserve is maintained. The methodology includes an estimate of exposure for the following: specifically reviewed and graded loans, historical loss experience by product type, past due and nonperforming loans, and other internal and external factors such as local and regional economic conditions, growth trends, and credit policy and underwriting standards. The methodology includes a review of loans considered impaired in accordance with the Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", as well as other commercial loans and commercial mortgage loans that are evaluated using an internal rating system. An estimated exposure amount is assigned to these internally reviewed credits based upon a review of the borrower's financial condition, payment history, collateral adequacy, and business conditions. For commercial loans and commercial mortgage loans not specifically reviewed, and for homogenous loan portfolios such as residential mortgage loans and consumer loans, estimated exposure amounts are assigned based upon historical loss experience, past due status, and management's judgment of the effects of recent and forecasted economic conditions on portfolio performance. Lastly, additional reserves are maintained based upon management judgment and assessment of other quantitative and qualitative factors such as regional and local economic conditions, concentrations of credit, industry concerns, adverse market changes in estimated or appraised collateral value, and portfolio growth trends.

Since the methodology is based upon historical experience and trends as well as management's judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. While management's evaluation of the reserve for loan/lease losses as of December 31, 2004, considers the reserve to be adequate, under adversely different conditions or assumptions, the Company would need to increase the reserve.

The allocation of the Company's reserve as of December 31, 2004, and each of the previous four years is illustrated in Table 6 Allocation of the Reserve for Loan/Lease Losses, below.

Table 6 - Allocation of the Reserve for Loan/Lease Losses

                                                                                     December 31
(dollar amounts in thousands)                                2004          2003          2002          2001          2000
-------------------------------------------------------------------------------------------------------------------------
Total loans outstanding at end of year                 $1,172,148    $1,069,140    $  995,346    $  889,842    $  845,758
-------------------------------------------------------------------------------------------------------------------------
ALLOCATION OF THE RESERVE BY
   LOAN TYPE:
Commercial                                             $    5,871    $    5,872    $    4,349    $    3,011    $    2,526
Real estate                                                 3,947         2,909         2,809         2,755         2,210
Consumer and all other                                      2,731         2,904         2,912         2,976         2,771
Unallocated                                                     0             0         1,634         1,964         2,317
-------------------------------------------------------------------------------------------------------------------------
Total                                                  $   12,549    $   11,685    $   11,704    $   10,706    $    9,824
-------------------------------------------------------------------------------------------------------------------------
ALLOCATION OF THE RESERVE AS
   A PERCENTAGE OF TOTAL RESERVE:
Commercial                                                     47%           50%           37%           28%           26%
Real estate                                                    31%           25%           24%           26%           22%
Consumer and all other                                         22%           25%           25%           28%           28%
Unallocated                                                     0%            0%           14%           18%           24%
-------------------------------------------------------------------------------------------------------------------------
Total                                                         100%          100%          100%          100%          100%
-------------------------------------------------------------------------------------------------------------------------
LOAN/LEASE TYPES AS A PERCENTAGE
   OF TOTAL LOANS/LEASES:
Commercial                                                     24%           26%           26%           26%           24%
Real estate                                                    66%           62%           62%           59%           61%
Consumer and all other                                         10%           12%           12%           15%           15%
-------------------------------------------------------------------------------------------------------------------------
Total                                                         100%          100%          100%          100%          100%
-------------------------------------------------------------------------------------------------------------------------

Management is committed to early recognition of loan problems and to maintaining an adequate reserve. The above allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the reserve to each category does not restrict the use of the reserve to absorb losses in any category. The increase in the reserve between year-end 2003 and year-end 2004 reflects higher allocations due to growth in the loan portfolio and additional allocations for specifically reviewed and graded loans.

The level of future charge-offs are dependent upon a variety of factors such as national and local economic conditions, trends in various industries, underwriting characteristics, and conditions unique to each borrower. Given uncertainties surrounding these factors, it is difficult to estimate future losses.

The principal balances of nonperforming loans/leases, including impaired loans/leases, as of December 31 are detailed in the table below.

(dollar amounts in thousands)                                 2004        2003        2002        2001        2000
------------------------------------------------------------------------------------------------------------------
Loans 90 days past due and accruing                       $     31    $     26    $    368    $  1,612    $    226
Nonaccrual loans                                             7,392       7,321       6,977       5,736       4,134
Troubled debt restructurings not included above                189         246         179         185         389
------------------------------------------------------------------------------------------------------------------
Total nonperforming loans/leases                             7,612       7,593       7,524       7,533       4,749
------------------------------------------------------------------------------------------------------------------
Other real estate owned                                         89         385         279          43         175
------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                $  7,701    $  7,978    $  7,803    $  7,576    $  4,924
------------------------------------------------------------------------------------------------------------------
Reserve as a percentage of loans/leases outstanding           1.07%       1.09%       1.18%       1.20%       1.16%
------------------------------------------------------------------------------------------------------------------
Reserve as a percentage of nonperforming loans/leases       164.86%     153.89%     155.56%     142.12%     206.87%
==================================================================================================================

The reserve represented 1.07% of total loans/leases outstanding at December 31, 2004, down slightly from 1.09% at December 31, 2003. The reserve coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) was 1.65 times at December 31, 2004, compared to
1.54 times at December 31, 2003. The difference between the interest income that would have been recorded if these loans/leases had been paid in accordance with their original terms and the interest income recorded for the three-year period ended December 31, 2004, was not significant. A discussion of the Company's policy for placing loans on non-accrual status is included in "Note 1 Summary of Significant Accounting Policies" in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

The Company's historical loss experience is detailed in Table 7 Analysis of the Reserve for Loan/Lease Losses


Table 7 - Analysis of the Reserve for Loan/Lease Losses

                                                                                     December 31
(in thousands)                                               2004          2003          2002          2001          2000
-------------------------------------------------------------------------------------------------------------------------
Average loans outstanding during year                  $1,116,965    $1,030,299    $  928,383    $  852,775    $  797,205
Balance of reserve at beginning of year                    11,685        11,704        10,706         9,824         9,228

LOANS CHARGED-OFF:
     Commercial, financial, agricultural                    1,221         1,595           335           371           130
     Real estate - mortgage                                    78           122            41            44           108
     Installment loans to individuals                         977           887           940           843           677
     Lease financing                                           27             9           133            28             8
     Other loans                                              487           394           272           108           106
-------------------------------------------------------------------------------------------------------------------------
Total loans charged-off                                $    2,790    $    3,007    $    1,721    $    1,394    $    1,029
-------------------------------------------------------------------------------------------------------------------------

RECOVERIES OF LOANS PREVIOUSLY
  CHARGED-OFF:
     Commercial, financial, agricultural                      198            73            91           360            28
     Real estate - mortgage                                    54            26            15            16            31
     Installment loans to individuals                         406           311           320           259           317
     Lease financing                                           23             5            22             1             2
     Other loans                                              113            76            36            34            31
-------------------------------------------------------------------------------------------------------------------------
Total loans recovered                                  $      794    $      491    $      484    $      670    $      409
-------------------------------------------------------------------------------------------------------------------------
Net loans charged-off                                       1,996         2,516         1,237           724           620
Additions to reserve charged to operations                  2,860         2,497         2,235         1,606         1,216
-------------------------------------------------------------------------------------------------------------------------
Balance of reserve at end of year                      $   12,549    $   11,685    $   11,704    $   10,706    $    9,824
-------------------------------------------------------------------------------------------------------------------------
Net charge-offs as a percentage of average
   loans/leases outstanding during the year                  0.18%         0.24%         0.13%         0.08%         0.08%
=========================================================================================================================

A weak economic climate in the Western New York market served by Tompkins contributed to the increase in commercial loan charge-offs in 2003 and a higher than historical level in 2004. The general economic climate of the markets served by Tompkins varies by region, but has been the most challenging in the Western New York market in 2003 and 2004. The Western New York market has been negatively impacted by cutbacks and layoffs by some major employers in Rochester, New York and by softness in the agricultural related businesses. This loss experience coupled with strong growth in the commercial real estate and residential real estate portfolios in 2004 were factors that influenced the provision expense in 2003 and 2004.

Management reviews the loan portfolio continuously for evidence of potential problem loans/leases. Potential problem loans/leases are loans/leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans/leases as nonperforming at sometime in the future. Management considers loans/leases classified as Substandard, which continue to accrue interest, to be potential problem loans/leases. The Company, through its internal loan review function identified 25 commercial relationships totaling $13.9 million at December 31, 2004, and 32 commercial relationships totaling $11.5 million at December 31, 2003, which it classified as Substandard, which continue to accrue interest. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in aggregate, give management reason to believe that the current risk exposure on these loans does not warrant classification of these loans as nonperforming. Approximately $187,000 of these loans are backed by guarantees of U.S. government agencies. While in a performing status as of December 31, 2004, these loans exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.

Deposits and Other Liabilities

Total deposits of $1.6 billion at December 31, 2004, reflected an increase of $149.7 million over total deposits at December 31, 2003. Deposit growth consisted primarily of core deposits, which increased by $75.9 million, while municipal money market deposits increased by $20.1 million and time deposits of $100,000 or more increased by $45.0 million. Core deposit growth was fairly strong at all of the Company's subsidiary banks and included growth in mature offices as well as newer offices. Offices opened after January 1,

2003, contributed $35.7 million to the growth in 2004, while the remaining $40.2 million of growth was in offices opened prior to January 1, 2003. Table 1 Average Statements of Condition and Net Interest Analysis above shows the average balance and average rate paid on the Company's primary deposit categories for the years ended December 31, 2004, 2003, and 2002. A maturity schedule of time deposits outstanding at December 31, 2004, is included in "Note 8 Deposits" in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

The Company's liability for securities sold under agreements to repurchase ("repurchase agreements") amounted to $153.7 million at December 31, 2004, representing a $34.2 million decrease from $187.9 million at December 31, 2003. In 2003, repurchase agreements increased by $110.1 million over year-end 2002, partially as a result of the Company's asset/liability management strategy. The Company used these repurchase agreements to fund growth in investment securities to capitalize on the spread between the yields on the securities and the cost of the borrowings. With the increase in short-term rates and narrowing spread between short-term and long-term rates in 2004, the Company used investment cash flows to pay down borrowings.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $52.8 million at December 31, 2004, and $77.0 million at December 31, 2003. Management generally views local repurchase agreements as an alternative to large time deposits. The Company's wholesale repurchase agreements are primarily with the Federal Home Loan Bank (FHLB) and amounted to $100.9 million at December 31, 2004 and $110.9 million at December 31, 2003. Refer to "Note 9 Securities Sold Under Agreements to Repurchase and Federal Funds Purchased" in Notes to Consolidated Financial Statements in Part II, Item
8. of this Report for further details on the Company's repurchase agreements.

The Company's other borrowings include amounts owed to the FHLB. The Company reduced its other borrowings from the FHLB by $23.7 million, to $63.1 million at year-end 2004 from $86.8 million at year-end 2003. Given the uncertain interest rate environment in 2004, the Company used cash flow from its investment portfolio to pay down borrowings. Borrowings with the FHLB outstanding at December 31, 2004, included $14.7 million due in one year or less, and $48.4 million due in more than one year. The weighted average interest rate on other borrowings due in more than one year was 4.37% at December 31, 2004. Refer to "Note 10 Other Borrowings" in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for further details on the Company's term borrowings with the FHLB.

Other borrowings include a Treasury Tax and Loan Note account with the Federal Reserve Bank of New York totaling $100,000 at December 31, 2004 and December 31, 2003. At December 31, 2004 and 2003, Tompkins Insurance had borrowings of $94,000 and $171,000, respectively, from unrelated financial institutions.


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

Core deposits remain a key-funding source, increasing by $75.9 million to $1.2 billion at year-end 2004 from $1.1 billion at year-end 2003. Core deposits represented 77.0% of total deposits and 66.9% of total liabilities at December 31, 2004 compared to 79.8% of total deposits and 66.1% of total liabilities at December 31, 2003. Contributing to the growth in core deposits is the recent expansion of the Company's branch network and a focus on demand deposit growth.

Non-core funding sources which include time deposits of $100,000 or more, brokered time deposits, municipal money market accounts, repurchase agreements, and other borrowings increased by $15.9 million between year-end 2003 and year-end 2004, from $560.0 million to $575.9 million. As a percentage of total liabilities, non-core funding sources decreased from 32.9% at year-end 2003 to 32.0% at year-end 2004. The increase in the dollar volume of non-core funding was concentrated in time deposits of $100,000 or more. Rates on these products began to move upwards due to competitive market conditions. The increase in time deposits of $100,000 or more was partially offset by a reduction of advances from the FHLB and securities sold under repurchase agreements. The Company used investment cash flow to pay down borrowings as the narrow spread between short-term and long-term rates limited favorable investment opportunities.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $522.1 million and $454.7 million at December 31, 2004 and 2003, respectively, were pledged as collateral for public deposits and other borrowings, and pledged or sold under agreements to repurchase. Pledged securities represented 79.1% of total securities at December 31, 2004, compared to 70.9% of total securities at December 31, 2003.

The Company's liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, negotiable certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At December 31, 2004, the unused borrowing capacity on established lines with the FHLB was $138.2 million. As members of the FHLB, the Company's subsidiary banks can use unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At December 31, 2004, total unencumbered residential real estate assets were $265.0 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

Short-term investments, consisting of securities with maturities of one year or less, totaled $33.8 million at year-end 2004 and $24.8 million at year-end 2003.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $301.9 million at December 31, 2004 compared with $302.7 million at December 31, 2003. Using current prepayment assumptions, cash flow from the investment portfolio is estimated to be approximately $120.9 million in 2005. Investments in residential mortgage loans, consumer loans, and leases totaled approximately $570.8 million at December 31, 2004. Aggregate amortization from monthly payments on these loan assets provides significant additional cash flow to the Company. Table 8 Loan Maturity details total scheduled maturities of selected loan categories.

Table 8 - Loan Maturity

Remaining maturity of selected loans                              At December 31, 2004
(in thousands)                                    Total     Within 1 year    1-5 years   After 5 years
------------------------------------------------------------------------------------------------------
Commercial real estate                       $    296,036   $      2,849   $     10,159   $    283,028
Real estate construction                           27,163          5,773          2,283         19,107
Commercial                                        277,082         89,072         68,905        119,105
------------------------------------------------------------------------------------------------------
Total                                        $    600,281   $     97,694   $     81,347   $    421,240
======================================================================================================

Of the loan amounts shown above in Table 8 Loan Maturity maturing over one year, $86.2 million have fixed rates and $416.4 million have adjustable rates.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business the Company is party to certain financial instruments, which in accordance with accounting principles generally accepted in the United States, are not included in its consolidated statement of condition. These transactions include commitments under stand-by letters of credit, unused portions of lines of credit, and commitments to fund new loans and are undertaken to accommodate the financing needs of the Company's customers. Loan commitments are agreements by the Company to lend monies at a future date. These loan and letter of credit commitments are subject to the same credit policies and reviews as the Company's loans. Because most of these loan commitments expire within one year from the date of issue, the total amount of these loan commitments as of December 31, 2004, are not necessarily indicative of future cash requirements. Further information on these commitments and contingent liabilities is provided in "Note 14 Commitments and Contingent Liabilities" in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

CONTRACTUAL OBLIGATIONS

The Company leases land, buildings, and equipment under operating lease arrangements extending to the year 2090. Most leases include options to renew for periods ranging from 5 to 20 years. In addition, the Company has a software contract for its core banking application through August 1, 2009. Further information on the Company's lease arrangements is provided in "Note 7 Bank Premises and Equipment" in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report. The Company's contractual obligations as of December 31, 2004, are shown in Table 9 Contractual Obligations and Commitments below.

Table 9 - Contractual Obligations and Commitments

Contractual Cash Obligations                                              Payments Due By Period
(in thousands)                                                   Within                                       Over 5
As of December 31, 2004                            Total         1 year        1-3 years      3-5 years        years
-----------------------------------------------------------------------------------------------------------------------
Long-term debt                                 $    184,967   $     27,848   $     57,158   $     38,970   $     60,991
Operating leases                                      5,455            561            928            515          3,451
Software contracts                                    2,793            506          1,088          1,199             --
-----------------------------------------------------------------------------------------------------------------------
Total contractual cash obligations             $    193,215   $     28,915   $     59,174   $     40,684   $     64,442
=======================================================================================================================


RECENT ACCOUNTING STANDARDS

Statements of Financial Accounting Standards

SFAS No. 123R, "Share-Based Payment." This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB No. 25 and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). For equity awards that are modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. In the future, the notes to consolidated financial statements will include information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements. SFAS No. 123R is effective for the Company on July 1, 2005. The methodology and timing of adoption has not yet been determined.

SEC Staff Accounting Bulletin

SEC Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments." SAB 105 summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard did not have a material impact on the Company's financial statements.

American Institute of Certified Public Accountants Statements of Position

SOP No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practice whereby the acquiree's allowance for loan losses is typically added to the acquirer's allowance for loan losses. SOP 03-3 is effective for loans and debt securities acquired beginning January 1, 2005. The adoption of this new standard is not expected to have a material impact on the Company's consolidated financial statements.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003

In December 2003, The Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Medicare Act") was signed into law. The Medicare Act introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree healthcare plans that provide a benefit at least "actuarially equivalent" to the Medicare benefit. The Company maintains a postretirement plan that was affected by this Act. Refer to "Note 11 Employee Benefit Plans" in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Interest rate risk is the primary market risk category associated with the Company's operations. Interest rate risk refers to the volatility of earnings caused by changes in interest rates. The Company manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the potential effect of interest rate shifts on net interest income for future periods. Each quarter the Company's Asset/Liability Management Committee reviews the simulation results to determine whether the exposure of net interest income to changes in interest rates remains within board-approved levels. The Committee also discusses strategies to manage this exposure and incorporates these strategies into the investment and funding decisions of the Company. The Company does not use derivatives, such as interest rate swaps, to manage its interest rate risk exposure.

Table 10 Interest Rate Risk Analysis below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of December 31, 2004. The analysis reflects sensitivity to rising rates in all repricing intervals shown. This analysis suggests that the Company's net interest income is more vulnerable to a rising rate environment than it is to sustained low interest rates.

Table 10 - Interest Rate Risk Analysis

Condensed Static Gap - December 31, 2004                                        Repricing Interval

                                                                                                                  Cumulative
(dollar amounts in thousands)                            Total    0-3 months      3-6 months     6-12 months       12 months
----------------------------------------------------------------------------------------------------------------------------
Interest-earning assets*                           $ 1,832,042   $   469,155     $    81,687     $   178,685     $   729,527
Interest-bearing liabilities                         1,457,810       587,352          86,041         182,738         856,131
----------------------------------------------------------------------------------------------------------------------------
Net gap position                                                    (118,197)         (4,354)         (4,053)       (126,604)
----------------------------------------------------------------------------------------------------------------------------
Net gap position as a percentage of total assets                       (6.00%)         (0.22%)         (0.21%)         (6.43%)
============================================================================================================================

* Balances of available-for-sale securities are shown at amortized cost.

The Company's board of directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 200 basis point change in rates. Based upon the simulation analysis performed as of December 31, 2004, a 200 basis point upward shift in interest rates over a one-year time frame would result in a one-year decline in net interest income of approximately 1.55%, assuming no balance sheet growth and no management action to address balance sheet mismatches. The same simulation indicates that a 100 basis point decline in interest rates over a one-year period would result in a decrease in net interest income of 1.18%. The negative exposure in a rising rate environment is mainly driven by the repricing assumptions of the Company's core deposit base and the lag in the repricing of the Company's adjustable rate assets. Longer-term, the impact of a rising rate environment is positive as the asset base continues to reset at higher levels, while the repricing of the rate sensitive liabilities moderates. The negative exposure in the 100 basis point decline scenario results from the Company's assets repricing downward more rapidly than the rates on the Company's interest-bearing liabilities, mainly deposits, as deposit rates are at low levels given the historically low interest rate environment over the past two years. The aforementioned percentage changes in net interest income are from our base case scenario. In our most recent simulation, the base case scenario, which assumes interest rates remain unchanged from the date of the simulation, showed a relatively flat net interest margin during 2005 in the present interest rate environment.

Although the simulation model is useful in identifying potential exposure to interest rate movements, actual results may differ from those modeled as the repricing, maturity, and prepayment characteristics of financial instruments may change to a different degree than modeled. In addition, the model does not reflect actions that management may employ to manage its interest rate risk exposure. The Company's current liquidity profile, capital position, and growth prospects, offer a level of flexibility for management to take actions that could offset some of the negative effects of unfavorable movements in interest rates. Management believes the current exposure to changes in interest rates is not significant in relation to the earnings and capital strength of the Company

Additional information regarding market risk of the Company's financial instruments at December 31, 2004 is provided in Table 11 Repricing Intervals of Selected Financial Instruments below.

Table 11 - Repricing Intervals of Selected Financial Instruments

(dollar amounts in thousands)                                                             Greater
                                       0-1 year    1-2 years    2-3 years    3-5 years  than 5 years       Total     Fair Value
-------------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
Available-for-sale securities        $  174,477   $   93,127   $   85,094   $  154,326   $   84,047   $  591,071     $  591,071
       Average interest rate*              3.84%        3.94%        3.80%        3.86%        4.01%        3.88%
Held-to-maturity securities              22,993        3,205        5,956        9,928       27,170       69,252         70,526
       Average interest rate*              2.07%        4.25%        3.12%        3.45%        3.83%        3.15%
Loans/leases                            494,748      142,615      139,781      244,979      137,476    1,159,599      1,154,162
       Average interest rate*              5.84%        6.22%        6.09%        6.22%        5.77%        5.99%

FINANCIAL LIABILITIES:
Time deposits                        $  331,332   $   87,241   $   24,192   $   13,151   $       26   $  455,942     $  454,259
       Average interest rate               2.00%        2.76%        4.19%        3.55%        2.39%        2.31%
Federal funds sold and securities
  sold under agreements to
  repurchase                             63,549       10,167       10,000       32,000       38,000      153,715        153,756
       Average interest rate               1.88%        4.44%        3.78%        3.09%        3.55%        2.84%
Other borrowings                         24,097        5,985       10,042          179       23,000       63,303         62,586
       Average interest rate               5.87%        4.86%        3.92%        5.65%        4.93%        5.12%
================================================================================================================================

 * Interest rate on tax-exempt obligations is shown before tax-equivalent adjustments.

                      [This Page Intentionally Left Blank]

Item 8.  Financial Statements and Supplementary Data

Consolidated Statements of Condition

                                                                                                               As of December 31
(in thousands except share and per share data)                                                                2004           2003
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and noninterest bearing balances due from banks                                                   $    39,911    $    56,540
Interest bearing balances due from banks                                                                     1,021          9,216
Available-for-sale securities, at fair value                                                               591,071        592,137
Held-to-maturity securities, fair value of $70,526 at December 31, 2004,
      and $51,441 at December 31, 2003                                                                      69,252         49,528
Loans and leases, net of unearned income and deferred costs and fees                                     1,172,148      1,069,140
Less:  Reserve for loan/lease losses                                                                        12,549         11,685
---------------------------------------------------------------------------------------------------------------------------------
                                                                                   Net Loans/Leases      1,159,599      1,057,455

Bank premises and equipment, net                                                                            33,118         28,466
Corporate owned life insurance                                                                              23,940         22,843
Goodwill                                                                                                    12,280         11,541
Other intangible assets                                                                                      2,782          3,322
Accrued interest and other assets                                                                           37,321         33,398
---------------------------------------------------------------------------------------------------------------------------------
                                                                                       Total Assets    $ 1,970,295    $ 1,864,446
---------------------------------------------------------------------------------------------------------------------------------

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES,
            AND SHAREHOLDERS' EQUITY
Deposits:
  Interest bearing:
      Checking, savings, and money market                                                              $   784,850    $   747,691
      Time                                                                                                 455,942        381,175
  Noninterest bearing                                                                                      320,081        282,259
---------------------------------------------------------------------------------------------------------------------------------
                                                                                     Total Deposits      1,560,873      1,411,125

Securities sold under agreements to repurchase                                                             153,715        187,908
Other borrowings                                                                                            63,303         87,111
Other liabilities                                                                                           19,937         17,843
---------------------------------------------------------------------------------------------------------------------------------
                                                                                  Total Liabilities      1,797,828      1,703,987
---------------------------------------------------------------------------------------------------------------------------------

Minority interest in consolidated subsidiaries                                                               1,465          1,489

Shareholders' equity:
  Common stock - par value $0.10 per share:  Authorized 15,000,000 shares;
       Issued 8,163,681 shares at December 31, 2004, and 8,185,816 shares at December 31, 2003                 816            819
  Surplus                                                                                                   75,837         76,926
  Undivided profits                                                                                         94,522         78,676
  Accumulated other comprehensive income                                                                       871          3,015
  Treasury stock at cost: 44,290 shares at December 31, 2004, and 26,981 shares at December 31, 2003        (1,044)          (466)
---------------------------------------------------------------------------------------------------------------------------------
                                                                         Total Shareholders' Equity    $   171,002    $   158,970
---------------------------------------------------------------------------------------------------------------------------------
                                 Total Liabilities, Minority Interest in Consolidated Subsidiaries,
                                                                           and Shareholders' Equity    $ 1,970,295    $ 1,864,446
=================================================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Income

                                                                                                Year ended December 31
(in thousands except per share data)                                                        2004         2003         2002
---------------------------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
Loans                                                                                  $   68,935   $   67,830   $   68,383
Interest on balances due from banks                                                            93           27           37
Federal funds sold                                                                             25           16          207
Available-for-sale securities                                                              23,720       21,557       23,862
Held-to-maturity securities                                                                 1,900        1,565        1,470
---------------------------------------------------------------------------------------------------------------------------
                                                 Total Interest and Dividend Income        94,673       90,995       93,959
---------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits:
    Time certificates of deposit of $100,000 or more                                        2,890        2,782        3,233
    Other deposits                                                                         12,334       13,361       18,934
Federal funds purchased and securities sold under agreements to repurchase                  4,390        3,285        2,448
Other borrowings                                                                            3,713        4,065        4,203
---------------------------------------------------------------------------------------------------------------------------
                                                             Total Interest Expense        23,327       23,493       28,818
---------------------------------------------------------------------------------------------------------------------------
                                                                Net Interest Income        71,346       67,502       65,141
                                               Less Provision for Loan/Lease Losses         2,860        2,497        2,235
---------------------------------------------------------------------------------------------------------------------------
                          Net Interest Income After Provision for Loan/Lease Losses        68,486       65,005       62,906
---------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Trust and investment services income                                                        5,212        4,325        4,174
Service charges on deposit accounts                                                         7,987        7,220        6,324
Insurance commissions and fees                                                              6,374        5,265        4,900
Card services income                                                                        2,471        2,273        2,111
Other service charges                                                                       3,202        3,043        2,918
Increase in cash surrender value of corporate owned life insurance                          1,195        1,012        1,383
Gains on sale of loans                                                                        240          970          671
Other operating income                                                                      1,204        1,104          860
Gains on sale of available-for-sale securities                                                 98           43          363
---------------------------------------------------------------------------------------------------------------------------
                                                           Total Noninterest Income        27,983       25,255       23,704
---------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES
Salaries and wages                                                                         26,866       24,061       22,692
Pension and other employee benefits                                                         7,115        6,891        6,822
Net occupancy expense of bank premises                                                      3,700        3,413        3,021
Net furniture and fixture expense                                                           3,445        3,260        3,306
Marketing expense                                                                           1,899        1,944        1,797
Professional fees                                                                           1,664          869        1,067
Software licensing and maintenance                                                          1,451        1,179        1,084
Amortization of intangible assets                                                             653          746          867
Other operating expenses                                                                   11,435       11,494       11,614
---------------------------------------------------------------------------------------------------------------------------
                                                         Total Noninterest Expenses        58,228       53,857       52,270
---------------------------------------------------------------------------------------------------------------------------
                                      Income Before Income Tax Expense and Minority
                                              Interest in Consolidated Subsidiaries        38,241       36,403       34,340
Minority interest in consolidated subsidiaries                                                133          134          134
                                                                 Income Tax Expense        12,493       12,064       11,292
---------------------------------------------------------------------------------------------------------------------------
                                                                         Net Income    $   25,615   $   24,205   $   22,914
---------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                               $     2.86   $     2.71   $     2.56
Diluted earnings per share                                                             $     2.81   $     2.66   $     2.51
===========================================================================================================================

Per share data has been retroactively adjusted to reflect a 10% stock dividend declared on January 25, 2005, and a 10% stock dividend paid on August 15, 2003.

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows                                                         Year ended December 31
(in thousands)                                                                            2004         2003         2002
-------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                            $  25,615    $  24,205    $  22,914
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan/lease losses                                                         2,860        2,497        2,235
  Depreciation and amortization premises, equipment, and software                         3,598        3,260        2,945
  Amortization of intangible assets                                                         653          746          867
  Earnings from corporate owned life insurance, net                                      (1,195)      (1,012)      (1,340)
  Net amortization on securities                                                          2,211        3,869        2,008
  Deferred income tax expense (benefit)                                                     160          188         (630)
  Net gain on sale of securities                                                            (98)         (43)        (363)
  Net gain on sale of loans                                                                (240)        (970)        (671)
  Proceeds from sale of loans                                                            14,931       53,555       29,464
  Loans originated for sale                                                             (14,719)     (47,816)     (32,771)
  Net (gain) loss on sale of bank premises and equipment                                    (38)          32          (19)
  Tax benefit of stock option exercises                                                     112          167          366
  ISOP/ESOP shares released or committed to be released for allocation                        0            0          414
  (Increase) decrease in interest receivable                                                (61)        (150)         212
  Increase (decrease) in interest payable                                                    74         (140)      (1,200)
  Other, net                                                                              2,004       (3,783)      (1,573)
-------------------------------------------------------------------------------------------------------------------------
                                          Net Cash Provided by Operating Activities      35,867       34,605       22,858
-------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from maturities of available-for-sale securities                             221,582      288,758      237,856
  Proceeds from sales of available-for-sale securities                                   53,494      120,703       25,611
  Proceeds from maturities of held-to-maturity securities                                16,645       11,040       10,083
  Purchases of available-for-sale securities                                           (279,575)    (479,832)    (364,819)
  Purchases of held-to-maturity securities                                              (36,492)     (21,927)     (21,989)
  Net increase in loans/leases                                                         (104,976)    (120,742)    (102,763)
  Proceeds from sales of bank premises and equipment                                         80           40           82
  Purchase of bank premises and equipment                                                (7,799)      (4,342)      (4,928)
  Redemption of corporate owned life insurance                                                0            0          409
  Purchase of new market tax credit                                                      (2,200)           0            0
  Net cash used in acquisitions                                                            (484)        (274)         (21)
  Other, net                                                                               (749)           0            0
-------------------------------------------------------------------------------------------------------------------------
                                              Net Cash Used in Investing Activities    (140,474)    (206,576)    (220,479)
-------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net increase in demand deposits, money market accounts, and savings accounts           74,981       69,268      277,756
  Net increase (decrease) in time deposits                                               74,767        1,572      (24,929)
  Net (decrease) increase in securities sold under agreements to repurchase and
     Federal funds purchased                                                            (34,193)     110,065      (31,826)
  Increase in other borrowings                                                           16,628       85,500       16,093
  Repayment of other borrowings                                                         (40,436)     (80,398)      (9,744)
  Repayment of corporate owned life insurance loans                                           0         (449)           0
  Cash dividends                                                                         (9,769)      (9,093)      (8,577)
  Cash paid in lieu of fractional shares - 10% stock dividend                                 0          (13)           0
  Repurchase of common stock                                                             (2,976)      (3,712)      (1,353)
  Net proceeds from exercise of stock options                                               781          689          382
-------------------------------------------------------------------------------------------------------------------------
                                          Net Cash Provided by Financing Activities      79,783      173,429      217,802
-------------------------------------------------------------------------------------------------------------------------
  Net (decrease) increase in cash and cash equivalents                                  (24,824)       1,458       20,181
-------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at beginning of year                                         65,756       64,298       44,117
-------------------------------------------------------------------------------------------------------------------------
                                           Cash and Cash Equivalents at End of Year   $  40,932    $  65,756    $  64,298
=========================================================================================================================

SUPPLEMENTAL INFORMATION:
  Cash paid during the year for:
      Interest                                                                        $  23,253    $  23,633    $  30,018
      Income taxes                                                                       10,948    $  11,884    $  10,728
  Non-cash investing and financing activities:
      Fair value of non-cash assets acquired in purchase acquisition                  $      45    $      94    $       0
      Fair value of liabilities assumed in purchase acquisitions                      $      17    $      86    $       0
      Fair value of shares issued for acquisitions                                    $     413    $     712    $     821
      Securitization of loans                                                         $       0    $  39,663    $       0

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

------------------------------------------------------------------------------------------------------------------------------------
                                                                                  Accumulated
                                                                                     Other
(in thousands except share and per            Common                  Undivided  Comprehensive   Treasury   Unallocated
share data)                                   Stock       Surplus      Profits       Income        Stock        ESOP         Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2001               $     744    $  45,456    $  82,385    $   3,039    $    (466)   $     (86)   $ 131,072
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net income                                                          22,914                                              22,914
     Other comprehensive income                                                        4,558                                  4,558
                                                                                                                          ---------
                   Total Comprehensive Income                                                                                27,472
                                                                                                                          ---------
Cash dividends ($0.95 per share)                                         (8,577)                                             (8,577)
Exercise of stock options, and related tax          4          744                                                              748
   benefit (40,777 shares, net)
Common stock repurchased and returned to           (3)      (1,350)                                                          (1,353)
   unissued status (38,324 shares)
ESOP shares released or committed to                           328                                                  86          414
   be released for allocation (11,187 shares)
Shares issued for purchase acquisition              2          819                                                              821
   (22,967 shares)
------------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2002               $     747    $  45,997    $  96,722    $   7,597    $    (466)   $       0    $ 150,597
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net income                                                          24,205                                              24,205
     Other comprehensive loss                                                         (4,582)                                (4,582)
                                                                                                                          ---------
                   Total Comprehensive Income                                                                                19,623
                                                                                                                          ---------
Cash dividends ($1.01 per share)                                         (9,093)                                             (9,093)
Exercise of stock options, and related tax          5          851                                                              856
   benefit (52,098 shares, net)
Common stock repurchased and returned to
   unissued status (95,799 shares)                 (9)      (3,703)                                                          (3,712)
Effect of 10% stock dividend                       74       33,071      (33,145)                                                  0
Cash paid in lieu of fractional shares
   (298 shares)                                                             (13)                                                (13)
Shares issued for purchase acquisition
   (18,000 shares)                                  2          710                                                              712
------------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2003               $     819    $  76,926    $  78,676    $   3,015    $    (466)   $       0    $ 158,970
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net income                                                          25,615                                              25,615
     Other comprehensive loss                                                         (2,144)                                (2,144)
                                                                                                                          ---------
                   Total Comprehensive Income                                                                                23,471
                                                                                                                          ---------
Cash dividends ($1.09 per share)                                         (9,769)                                             (9,769)
Exercise of stock options and related tax           3          890                                                              893
   benefit (34,689 shares, net)
Common stock repurchased and returned to
   unissued status (65,946 shares)                 (7)      (2,969)                                                          (2,976)
Shares issued for purchase acquisition
   (9,122 shares)                                   1          412                                                              413
Directors deferred compensation plan
   (17,309 shares)                                             578                                   (578)                        0
------------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2004               $     816    $  75,837    $  94,522    $     871    $  (1,044)   $       0    $ 171,002
====================================================================================================================================

Per share data has been retroactively adjusted to reflect a 10% stock dividend declared on January 25, 2005. Share and per share data have been retroactively adjusted to reflect a 10% stock dividend paid on August 15, 2003.

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

CASH EQUIVALENTS: Cash equivalents in the consolidated statements of cash flows include cash and noninterest bearing balances due from banks and interest bearing balances due from banks.

SECURITIES: Management determines the appropriate classification of debt and equity securities at the time of purchase. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value with the unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of accumulated comprehensive income or loss, in shareholders' equity. Securities with limited marketability or restricted equity securities, such as Federal Home Loan Bank stock and Federal Reserve Bank stock are carried at cost.

Premiums and discounts are amortized or accreted over the expected life of the related security as an adjustment to yield using the interest method. Dividend and interest income are recognized when earned. Realized gains and losses on the sale of securities are included in securities gains (losses). The cost of securities sold is based on the specific identification method.

A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. In estimating other-than-temporary impairment losses, management considers, among other factors, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company reviews its investment portfolio quarterly for any declines in fair value that are deemed other-than-temporary.

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

Loan origination fees and costs are deferred and recognized over the life of the loan as an adjustment to yield.

Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated market value. Fair value is determined on the basis of the rates quoted in the secondary market. Net unrealized losses attributable to changes in market interest rates are recognized through a valuation allowance by charges to income. Loans are generally sold on a non-recourse basis. The Company may use commitments at the time the loans are originated or identified for sale to mitigate interest rate risk. The commitments to sell loans are considered derivatives under SFAS No. 133. The impact of the estimated fair value adjustment was not significant to the consolidated financial statements.

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

The Company has developed a methodology to measure the amount of estimated loan loss exposure inherent in the loan portfolio to ensure that an adequate reserve is maintained. The methodology includes an estimate of exposure for the following: specifically reviewed and graded loans, historical loss experience by product type, past due and nonperforming loans, and other internal and external factors such as local and regional economic conditions, growth trends, and credit policy and underwriting standards. The methodology includes a review of loans considered impaired in accordance with the Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", as well as other commercial loans and commercial mortgage loans that are evaluated using an internal rating system. An estimated exposure amount is assigned to these internally reviewed credits based upon a review of the borrower's financial condition, payment history, collateral adequacy, and business conditions. For commercial loans and commercial mortgage loans not specifically reviewed, and for homogenous loan portfolios such as residential mortgage loans and consumer loans, estimated exposure amounts are assigned based upon historical loss experience as well as past due status. Lastly, additional reserves are maintained based upon management judgment and assessment of other quantitative and qualitative factors such as regional and local economic conditions and portfolio growth trends.

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

OTHER INTANGIBLE ASSETS: Other intangible assets include core deposit intangibles, customer related intangibles, covenants not to compete, and mortgage servicing rights. Core deposit intangibles represent a premium paid to acquire a base of stable, low cost deposits in the acquisition of a bank, or a bank branch, using purchase accounting. The amortization period for core deposit intangible ranges from 5 years to 10 years. The covenants not to compete are amortized over 5 to 6 years, while the customer related intangible is amortized over 6 years. The amortization period is monitored to determine if circumstances require such periods to be revised. The Company periodically reviews its intangible assets for changes in circumstances that may indicate the carrying amount of the asset is impaired. The Company tests its intangible assets for impairment on an annual basis or more frequently if conditions indicate that an impairment loss has more likely than not been incurred.

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

(in thousands except per share data)                                                            2004          2003          2002
---------------------------------------------------------------------------------------------------------------------------------
Net income:
    As reported                                                                            $   25,615    $   24,205    $   22,914
    Deduct: Total stock-based employee compensation expense determined under
       fair value based method for all awards, net of related tax effects                         757           533           389
    Pro forma                                                                                  24,858        23,672        22,525
---------------------------------------------------------------------------------------------------------------------------------

Basic earnings per share:
    As reported                                                                            $     2.86    $     2.71    $     2.56
    Pro forma                                                                                    2.78          2.65          2.51
---------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share
    As reported                                                                            $     2.81    $     2.66    $     2.51
    Pro forma                                                                                    2.73          2.60          2.46
=================================================================================================================================

The per share weighted average fair value of stock options granted during 2004, 2003, and 2002, was $15.00 $17.48, and $14.75, respectively. Per share data has been retroactively adjusted to reflect a 10% stock dividend declared on January 25, 2005, and a 10% stock dividend paid on August 15, 2003. Fair values were arrived at using the Black Scholes option-pricing model with the following assumptions:

                                               2004          2003          2002
-------------------------------------------------------------------------------
Risk-free interest rate                       3.82%         3.68%         3.44%
Expected dividend yield                       2.70%         2.80%         3.00%
Volatility                                   39.76%        44.58%        46.20%
Expected life (years)                         5.00          7.00          7.00
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

Statements of Financial Accounting Standards

SFAS No. 123R, "Share-Based Payment." This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB No. 25 and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). For equity awards that are modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. In the future, the notes to consolidated financial statements will include information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements. SFAS No. 123R is effective for the Company on July 1, 2005. The methodology and timing of adoption has not yet been determined.

SEC Staff Accounting Bulletin

SEC Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments." SAB 105 summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard did not have a material impact on the Company's financial statements.

American Institute of Certified Public Accountants Statements of Position

SOP No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practice whereby the acquiree's allowance for loan losses is typically added to the acquirer's allowance for loan losses. SOP 03-3 is effective for loans and debt securities acquired beginning January 1, 2005. The adoption of this new standard is not expected to have a material impact on the Company's consolidated financial statements.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003

In December 2003, The Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Medicare Act") was signed into law. The Medicare Act introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree healthcare plans that provide a benefit at least "actuarially equivalent" to the Medicare benefit. The Company maintains a postretirement plan that was affected by this Act. Refer to "Note 11 Employee Benefit Plans" in these Notes to Consolidated Financial Statements.

Note 2 Securities

The following summarizes securities held by the Company:

                                                                         Available-for-Sale Securities
--------------------------------------------------------------------------------------------------------------------
                                                                              Gross         Gross
                                                             Amortized     Unrealized     Unrealized        Fair
December 31, 2004 (in thousands)                                Cost          Gains         Losses          Value
--------------------------------------------------------------------------------------------------------------------
Obligations of U.S. Government sponsored agencies          $    231,202   $        614   $      1,933   $    229,883
Obligations of states and political subdivisions                 43,024          1,396             86         44,334
Mortgage-backed securities                                      300,359          2,853          1,343        301,869
U.S. corporate securities                                         3,002              0             50          2,952
--------------------------------------------------------------------------------------------------------------------
Total debt securities                                           577,587          4,863          3,412        579,038
Equity securities                                                12,033              0              0         12,033
--------------------------------------------------------------------------------------------------------------------
Total available-for-sale securities                        $    589,620   $      4,863   $      3,412   $    591,071
====================================================================================================================

Available-for-sale securities include $11,812,000 in nonmarketable equity securities, which are carried at cost since fair values are not readily determinable. This figure includes $10,291,000 of Federal Home Loan Bank (FHLB) Stock and $720,000 of Federal Reserve Bank stock (FRB), which are required to be held for regulatory purposes and for borrowings availability. The required investment in FHLB stock is tied to the Company's borrowing levels with the FHLB. Substantially all of the above mortgage-backed securities are direct pass through securities or collateralized mortgage obligations issued or backed by Federal agencies.

                                                                           Held-to-Maturity Securities
----------------------------------------------------------------------------------------------------------------------
                                                                               Gross          Gross
                                                               Amortized     Unrealized     Unrealized        Fair
December 31, 2004 (in thousands)                                  Cost         Gains          Losses          Value
----------------------------------------------------------------------------------------------------------------------
Obligations of states and political subdivisions             $     69,252   $      1,498   $        224   $     70,526
----------------------------------------------------------------------------------------------------------------------
Total held-to-maturity debt securities                       $     69,252   $      1,498   $        224   $     70,526
======================================================================================================================


                                                                           Available-for-Sale Securities
----------------------------------------------------------------------------------------------------------------------
                                                                               Gross          Gross
                                                               Amortized     Unrealized     Unrealized        Fair
December 31, 2003 (in thousands)                                  Cost         Gains          Losses          Value
----------------------------------------------------------------------------------------------------------------------
Obligations of U.S. Government sponsored agencies            $    223,807   $      1,652   $      1,626   $    223,833
Obligations of states and political subdivisions                   48,222          2,138             89         50,271
Mortgage-backed securities                                        299,429          4,562          1,324        302,667
U.S. corporate securities                                           3,001              0            287          2,714
----------------------------------------------------------------------------------------------------------------------
Total debt securities                                             574,459          8,352          3,326        579,485
Equity securities                                                  12,652              0              0         12,652
----------------------------------------------------------------------------------------------------------------------
Total available-for-sale securities                          $    587,111   $      8,352   $      3,326   $    592,137
======================================================================================================================

Available-for-sale securities include $12,431,000 in nonmarketable equity securities, which are carried at cost since fair values are not readily determinable. This figure includes $10,906,000 of Federal Home Loan Bank Stock
(FHLB), and $720,000 of Federal Reserve Bank stock, which are required to be held for regulatory purposes and for borrowings availability. The required investment in FHLB stock is tied to the Company's borrowing levels with the FHLB. Substantially all of the above mortgage-backed securities are direct pass through securities or collateralized mortgage obligations issued or backed by Federal agencies.

                                                                         Held-to-Maturity Securities
--------------------------------------------------------------------------------------------------------------------
                                                                             Gross          Gross
                                                             Amortized     Unrealized     Unrealized        Fair
December 31, 2003 (in thousands)                                Cost         Gains          Losses          Value
--------------------------------------------------------------------------------------------------------------------
Obligations of states and political subdivisions           $     49,528   $      1,939   $         26   $     51,441
--------------------------------------------------------------------------------------------------------------------
Total held-to-maturity debt securities                     $     49,528   $      1,939   $         26   $     51,441
====================================================================================================================

The amortized cost and fair value of debt securities by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     Amortized         Fair
December 31, 2004 (in thousands)                        Cost           Value
--------------------------------------------------------------------------------
Available-for-sale securities:
    Due in one year or less                         $      8,736   $      8,772
    Due after one year through five years                155,076        154,715
    Due after five years through ten years                98,000         98,280
    Due after ten years                                   15,416         15,402
--------------------------------------------------------------------------------
Total                                                    277,228        277,169
--------------------------------------------------------------------------------
    Mortgage-backed securities                           300,359        301,869
    Equity securities                                     12,033         12,033
--------------------------------------------------------------------------------
Total available-for-sale securities                 $    589,620   $    591,071
================================================================================

                                                     Amortized         Fair
December 31, 2004 (in thousands)                        Cost           Value
--------------------------------------------------------------------------------
Held-to-maturity securities:
    Due in one year or less                         $     25,076   $     25,084
    Due after one year through five years                 17,307         17,639
    Due after five years through ten years                21,838         22,520
    Due after ten years                                    5,031          5,283
--------------------------------------------------------------------------------
Total held-to-maturity debt securities              $     69,252   $     70,526
================================================================================

Realized gains on available-for-sale securities were $257,000 in 2004, $896,000 in 2003, and $396,000 in 2002; realized losses on available-for-sale securities were $159,000 in 2004, $853,000 in 2003, and $33,000 in 2002.

The following table summarizes securities that had unrealized losses at December 31, 2004:

------------------------------------------------------------------------------------------------------------------------------------
                                                          Less than 12 Months       12 Months or Longer             Total
------------------------------------------------------------------------------------------------------------------------------------
                                                         Fair      Unrealized      Fair       Unrealized       Fair      Unrealized
                                                         Value       Losses        Value        Losses         Value       Losses
------------------------------------------------------------------------------------------------------------------------------------
Obligations of U.S. Government sponsored agencies    $   143,018   $     1,393  $    10,442   $       540  $   153,460   $     1,933
Obligations of states and political subdivisions          23,601           261        1,207            49       24,808           310
Mortgage-backed securities                                76,517           595       38,797           748      115,314         1,343
U.S corporate securities                                       0             0        2,450            50        2,450            50
------------------------------------------------------------------------------------------------------------------------------------
Total debt securities                                    243,136         2,249       52,896         1,387      296,032         3,636
Equity securities                                              0             0            0             0            0             0
------------------------------------------------------------------------------------------------------------------------------------
Total securities                                     $   243,136   $     2,249  $    52,896   $     1,387  $   296,032   $     3,636
====================================================================================================================================

The following table summarizes securities that had unrealized losses at December 31, 2003:

------------------------------------------------------------------------------------------------------------------------------------
                                                          Less than 12 Months       12 Months or Longer             Total
------------------------------------------------------------------------------------------------------------------------------------
                                                         Fair      Unrealized      Fair       Unrealized       Fair      Unrealized
                                                         Value       Losses        Value        Losses         Value       Losses
------------------------------------------------------------------------------------------------------------------------------------
Obligations of U.S. Government sponsored agencies    $    79,544   $ 1,626      $     0       $    0       $  79,544     $  1,626
Obligations of states and political subdivisions          10,946       108          307            7          11,253          115
Mortgage-backed securities                                77,745     1,324            0            0          77,745        1,324
U.S corporate securities                                       0         0        2,213          287           2,213          287
------------------------------------------------------------------------------------------------------------------------------------
Total debt securities                                    168,235     3,058        2,520          294         170,755        3,352
Equity securities                                              0         0            0            0               0            0
------------------------------------------------------------------------------------------------------------------------------------
Total securities                                     $   168,235   $ 3,058      $ 2,520       $  294       $ 170,755     $  3,352
====================================================================================================================================

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2004 and December 31, 2003, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for similar investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2004 and December 31, 2003, management believes the impairments detailed in the tables above are temporary and no impairment loss has been realized in the Company's consolidated income statement.

The Company uses securities to pledge as collateral for public deposits and other borrowings, and sells securities under agreements to repurchase (see Note
9). Securities carried at $522.1 million and $454.7 million at December 31, 2004 and 2003, respectively, were either pledged or sold under agreements to repurchase.

Except for U.S. government securities, there were no holdings, when taken in aggregate, of any single issuer that exceeded 10% of shareholders' equity at December 31, 2004.

The Company has an equity investment in a small business investment company
(SBIC) established for the purpose of providing financing to small businesses in market areas served by the Company. As of December 31, 2004 and 2003, this investment totaled $3,404,000 and $3,475,000, respectively, and was included in other assets on the Company's consolidated statements of condition. The investment is accounted for under the equity method of accounting.

Note 3 Comprehensive Income

Comprehensive income for the three years ended December 31 is summarized below:

(in thousands)                                                                                2004        2003        2002
---------------------------------------------------------------------------------------------------------------------------
Net income                                                                                 $ 25,615    $ 24,205    $ 22,914
---------------------------------------------------------------------------------------------------------------------------
  Net unrealized holding (loss) gain on available-for-sale securities during the year.  Pre-tax net unrealized holding (loss) gain was
       $(3,475) in 2004, $(7,593) in 2003, and $7,960 in 2002                                (2,085)     (4,556)      4,776

Reclassification adjustment for net realized gain on the sale of
      Available-for-sale securities (pre-tax net gain of $98 in 2004, $43 in 2003,
      and $363 in 2002)                                                                         (59)        (26)       (218)
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income                                                            (2,144)     (4,582)      4,558
---------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                 $ 23,471    $ 19,623    $ 27,472
===========================================================================================================================


Note 4 Loan/Lease Classification Summary and Related Party Transactions

Loans/Leases at December 31 were as follows:

(in thousands)                                                                                   2004           2003
---------------------------------------------------------------------------------------------------------------------
Residential real estate                                                                    $   451,014    $   404,487
Commercial real estate                                                                         296,614        242,248
Real estate construction                                                                        27,163         21,788
Commercial                                                                                     277,082        275,666
Consumer and other                                                                             100,971        104,647
Leases                                                                                          23,121         24,340
---------------------------------------------------------------------------------------------------------------------
Total loans and leases                                                                       1,175,965      1,073,176
Less unearned income and net deferred costs and fees                                            (3,817)        (4,036)
---------------------------------------------------------------------------------------------------------------------
Total loans and leases, net of unearned income and deferred costs and fees                 $ 1,172,148    $ 1,069,140
=====================================================================================================================

As part of its asset/liability management strategy the Company may sell certain residential mortgage loans in the secondary market. During 2004, 2003, and 2002, the Company sold residential mortgage loans totaling $14,691,000, $52,585,000, and $28,793,000, respectively, and realized gains on these sales of $240,000, $970,000, and $671,000, respectively. When residential mortgage loans are sold or securitized, the Company typically retains all servicing which provides a source of fee income. In connection with the sales in 2004, 2003, and 2002, the Company recorded mortgage-servicing assets of $95,200, $688,000, and $229,000, respectively. Amortization of mortgage servicing assets amounted to $168,000 in 2004, $343,000 in 2003 and $186,000 in 2002. At December 31, 2004, the Company
serviced mortgage loans aggregating $138,810,000, including loans securitized and held as available-for-sale securities, compared to $149,663,000 at December 31, 2003. Mortgage servicing assets totaled $978,000 and $1,052,000 at December 31, 2004 and 2003, respectively. Loans held for sale, which are included in residential real estate in the table above, totaled $267,000, and $0 at December 31, 2004 and 2003, respectively. During 2003, the Company securitized $39,663,000 of residential mortgage loans with the Federal Home Loan Mortgage Corporation, which are now held as available-for-sale securities. No loans were securitized in 2004.

As members of the FHLB, the Company's subsidiary banks may use unencumbered mortgage related assets to secure borrowings from the FHLB. At December 31, 2004, the Company had $63,109,000 in term advances from the FHLB that were secured by residential mortgage loans.

The Company's loan/lease customers are located primarily in the upstate New York communities served by its three subsidiary banks. The Trust Company operates fourteen banking offices in the counties of Tompkins, Cayuga, Cortland, and Schuyler, New York. The Bank of Castile operates thirteen banking offices in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. Mahopac National Bank is located in Putnam County, New York, and operates four offices in that county, two offices in neighboring Dutchess County, New York, and one office in Westchester County, New York. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

Note 4 Loan/Lease Classification Summary and Related Party Transactions (continued)

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

Loan transactions with related parties are summarized as follows:

 (in thousands)                                            2004          2003
--------------------------------------------------------------------------------
Balance at beginning of year                           $   2,054     $   1,706
Former Directors/Executive Officers                         (281)           (1)
New loans and advancements                                   321           971
Loan payments                                               (486)         (622)
--------------------------------------------------------------------------------
Balance at end of year                                 $   1,608     $   2,054
================================================================================


Note 5 Reserve for Loan/Lease Losses

Changes in the reserve for loan/lease losses are summarized as follows:

(in thousands)                                2004          2003          2002
--------------------------------------------------------------------------------
Reserve at beginning of year               $ 11,685      $ 11,704      $ 10,706
Provisions charged to operations              2,860         2,497         2,235
Recoveries on loans/leases                      794           491           484
Loans/leases charged-off                     (2,790)       (3,007)       (1,721)
--------------------------------------------------------------------------------
Reserve at end of year                     $ 12,549      $ 11,685      $ 11,704
===============================================================================

The Company's recorded investment in loans/leases that are considered impaired totaled $5,131,000 at December 31, 2004, and $3,611,000 at December 31, 2003.
The average recorded investment in impaired loans/leases was $4,274,000 in 2004, $3,852,000 in 2003, and $2,765,000 in 2002. The December 31, 2004, recorded investment in impaired loans/leases includes $4,971,000 of loans/leases that had related reserves of $810,000. The recorded investment in impaired loans/leases at December 31, 2003, included $2,496,000 of loans/leases, which had related reserves of $423,000. Interest income recognized on impaired loans/leases, all collected in cash, was $114,000 for 2004, $106,000 for 2003, and $48,000 for
2002.

The principal balances of nonperforming loans/leases, including impaired loans/leases, are detailed in the table below.

                                                                 December 31
(in thousands)                                                 2004       2003
--------------------------------------------------------------------------------
Loans 90 days past due and accruing                          $     31   $     26
Nonaccrual loans                                                7,392      7,321
Troubled debt restructurings not included above                   189        246
--------------------------------------------------------------------------------
Nonperforming loans/leases                                   $  7,612   $  7,593
================================================================================

The difference between the interest income that would have been recorded if these loans/leases had been paid in accordance with their original terms and the interest income recorded for the years ended December 31, 2004, 2003, and 2002 was not significant.


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

On November 1, 2003, Tompkins Insurance acquired 100% of the stock of Youngs & Linfoot, Inc., an insurance agency in Geneseo, New York, in a stock and cash transaction. The transaction resulted in identifiable intangible assets of $243,000 consisting of customer lists and contracts of $150,000, and a covenant not to compete of $93,000; and goodwill of $782,000. The covenant not to compete and other identifiable intangibles are being amortized over 6 years.

On December 31, 2004, Tompkins Insurance acquired 100% of the stock of Banfield & Associates, Inc., an insurance agency in Ithaca, New York, in a stock and cash transaction. The transaction resulted in identifiable intangible assets of $212,409 consisting of customer lists and contracts of $140,409, and a covenant not to compete of $72,000; and goodwill of $739,000. The covenant not to compete and other identifiable intangibles are being amortized over 6 years.

At December 31, 2004, the Company had unamortized goodwill related to its various acquisitions totaling $12,280,000 compared with $11,541,000 at December 31, 2003. The increase reflects the $739,000 of goodwill recorded as a result of Tompkins Insurance's acquisition of Banfield & Associates, Inc. Included in goodwill is approximately $170,000 of unidentified intangible assets related to various branch acquisitions, which prior to October 1, 2002, were accounted for under SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. With the adoption of SFAS No. 147, Acquisitions of Certain Financial Institutions, effective October 1, 2002, these intangible assets are no longer amortized.

At December 31, 2004, the Company had core deposit intangible assets related to various acquisitions of $1,398,000 compared to $1,983,000 at December 31, 2003. The amortization of these intangible assets amounted to $585,000 in 2004 and $688,000 in 2003.

At December 31, 2004, other intangible assets, consisting of mortgage servicing rights, customer lists and contracts, and covenants not to compete, totaled $1,384,000.

The Company reviews its goodwill and intangible assets annually, or more frequently if conditions warrant, for impairment. Based on the Company's 2004 review, there was no impairment of its goodwill or intangible assets.

Information regarding the carrying amount and the amortization expense of the Company's acquired intangible assets are disclosed in the table below.

                                          Gross Carrying     Accumulated     Net Carrying
December 31, 2004  (in thousands)             Amount        Amortization       Amount
---------------------------------------------------------------------------------------
Amortized intangible assets:
    Core deposit intangible                 $    5,459      $    4,061      $    1,398
    Other intangibles                            2,290             906           1,384
---------------------------------------------------------------------------------------
Subtotal amortized intangible assets             7,749           4,967           2,782
Goodwill                                        14,304           2,024          12,280
---------------------------------------------------------------------------------------
Total intangible assets                     $   22,053      $    6,991      $   15,062
---------------------------------------------------------------------------------------

Aggregate amortization expense:  *
     For the year to date period ended 12/31/04                        $    653
Estimated amortization expense: *
     For the year ended 12/31/05                                            581
     For the year ended 12/31/06                                            465
     For the year ended 12/31/07                                            349
     For the year ended 12/31/08                                            222
     For the year ended 12/31/09                                            102
================================================================================

* Excludes the amortization of mortgage servicing rights as the amounts are not material. Amortization of mortgage servicing rights was $168,000, $343,000, and $186,000 in 2004, 2003, and 2002, respectively.

                                                   Gross Carrying   Accumulated   Net Carrying
December 31, 2003  (in thousands)                      Amount      Amortization      Amount
----------------------------------------------------------------------------------------------
Amortized intangible assets:
    Core deposit intangible                         $      5,459   $      3,476   $      1,983
    Other intangibles                                      1,983            644          1,339
----------------------------------------------------------------------------------------------
Subtotal amortized intangible assets                       7,442          4,120          3,322
Goodwill                                                  13,565          2,024         11,541
----------------------------------------------------------------------------------------------
Total intangible assets                             $     21,007   $      6,144   $     14,863
----------------------------------------------------------------------------------------------


The changes in the carrying amount of goodwill for the year ended December 31, 2004 are as follows:

                                                                 Gross Carrying   Net Carrying
(in thousands)                                                       Amount          Amount
---------------------------------------------------------------------------------------------
Balance as of January 1, 2004                                     $     13,565   $     11,541
Goodwill acquired in acquisition of Banfield & Associates                  739            739
---------------------------------------------------------------------------------------------
Balance as of December 31, 2004                                   $     14,304   $     12,280
---------------------------------------------------------------------------------------------


Note 7 Bank Premises and Equipment

Bank premises and equipment at December 31 were as follows:

(in thousands)                                             2004           2003
--------------------------------------------------------------------------------
Land                                                    $  5,340       $  4,299
Bank premises                                             32,414         28,338
Furniture, fixtures, and equipment                        25,857         23,983
Accumulated depreciation and amortization                (30,493)       (28,154)
--------------------------------------------------------------------------------
Total                                                   $ 33,118       $ 28,466
================================================================================

Depreciation and amortization expenses in 2004, 2003, and 2002 are included in operating expenses as follows:

(in thousands)                                       2004       2003       2002
--------------------------------------------------------------------------------
Bank premises                                     $  1,022   $    968   $    936
Furniture, fixtures, and equipment                   2,083      1,956      1,852
--------------------------------------------------------------------------------
Total                                             $  3,105   $  2,924   $  2,788
================================================================================

The following is a summary of the future minimum lease payments under non-cancelable operating leases as of December 31, 2004:

           (in thousands)
           -------------------------------------------------------
                       2005                                $  561
                       2006                                   493
                       2007                                   435
                       2008                                   377
                       2009                                   138
                    Thereafter                              3,451
           -------------------------------------------------------
                       Total                               $5,455
           -------------------------------------------------------

The Company leases land, buildings and equipment under operating lease arrangements extending to the year 2090. Total rental expense amounted to $813,000 in 2004, $718,000 in 2003, and $681,000 in 2002. Most leases include options to renew for periods ranging from 5 to 20 years. Options to renew are not included in the above future minimum rental commitments. The Company has two land lease commitments with terms expiring in 2042 and 2090.

Note 8 Deposits

The aggregate time deposits of $100,000 or more were $193,479,000 at December 31, 2004, and $105,102,000 at December 31, 2003. Scheduled maturities of time deposits at December 31, 2004, were as follows:

                                       Less than      $100,000
(in thousands)                         $100,000        and over         Total
-------------------------------------------------------------------------------
Maturity
    Three months or less             $     49,712   $     61,958   $    111,670
    Over three through six months          36,845         34,269         71,114
    Over six through twelve months         92,283         56,265        148,548
-------------------------------------------------------------------------------
Total due in 2005                         178,840        152,492        331,332
    2006                                   58,056         29,185         87,241
    2007                                   15,535          8,657         24,192
    2008                                    6,368          2,255          8,623
    2009                                    3,638            890          4,528
    2010 and thereafter                        26              0             26
-------------------------------------------------------------------------------
Total                                $    262,463   $    193,479   $    455,942
===============================================================================


Note 9 Securities Sold Under Agreements to Repurchase and Federal Funds
Purchased

Information regarding securities sold under agreements to repurchase as of December 31, 2004, is summarized below:

                                                        Collateral Securities         Repurchase Liability
-------------------------------------------------------------------------------------------------------------
                                                                                                     Weighted
                                                                      Estimated                      Average
                                                      Amortized         Fair                         Interest
(dollar amounts in thousands)                           Cost            Value           Amount         Rate
-------------------------------------------------------------------------------------------------------------
Maturity at Origination/Type of Asset
Demand:
    Mortgage-backed certificates                    $     48,930         49,662         35,525           1.29%

2 to 30 days:
    Mortgage-backed certificates                             927            924            300           2.15%

31 to 89 days:
    U.S. Government agency securities                     12,609         12,326         10,936           2.00%
    Mortgage-backed certificates                             309            308            100           2.32%

90 to 365 days:
    U.S. Government agency securities                        749            744            505           2.00%
    Mortgage-backed certificates                          22,527         22,568         16,183           2.17%

Over 365 days:
    U.S. Government agency securities                      7,243          7,200          6,166           4.56%
    Mortgage-backed securities                            75,469         75,690         84,000           3.44%
-------------------------------------------------------------------------------------------------------------
Total                                               $    168,763   $    169,422   $    153,715           2.75%
=============================================================================================================

The amount reported in "Over 365 days" includes wholesale repurchase agreements with the Federal Home Loan Bank (FHLB) totaling $90,000,000. The scheduled maturities of these advances are $28,000,000 in 2006, $10,000,000 in 2007, $20,000,000 in 2008, $12,000,000 in 2009, $5,000,000 in 2011, $5,000,000 in
2012, and $10,000,000 in 2013. Of the $90,000,000 of wholesale repurchase agreements due in over 365 days, $51,000,000 are callable by the FHLB if certain conditions are met. Additional details on these fixed rate callable repurchase agreements are provided in Note 10 Other Borrowings.

At December 31, 2004, the FHLB held substantially all of the above securities. Additional information regarding securities sold under agreements to repurchase and Federal funds purchased for the years ended December 31, is detailed in the table below:

Note 9 Securities Sold Under Agreements to Repurchase and Federal Funds Purchased (continued)

Securities Sold Under Agreements to Repurchase (dollar amounts in thousands)                  2004        2003        2002
---------------------------------------------------------------------------------------------------------------------------
Total outstanding at December 31                                                           $153,715    $187,908    $ 77,843
Maximum month-end balance                                                                   195,137     187,908      92,073
Average balance during the year                                                             174,398     131,378      73,637
Weighted average rate at December 31                                                           2.75%       2.23%       2.92%
Average interest rate paid during the year                                                     2.51%       2.48%       3.31%
===========================================================================================================================

Federal Funds Purchased (dollar amounts in thousands)                                         2004        2003        2002
---------------------------------------------------------------------------------------------------------------------------
Total outstanding at December 31                                                           $      0    $      0    $      0
Maximum month-end balance                                                                     9,200       8,300       2,500
Average balance during the year                                                                 771       1,579         418
Weighted average rate at December 31                                                            N/A         N/A         N/A
Average interest rate paid during the year                                                     1.50%       1.41%       1.98%
===========================================================================================================================


Note 10 Other Borrowings

The Company, through its subsidiary banks, had available line-of-credit agreements with banks permitting borrowings to a maximum of approximately $29,000,000 at December 31, 2004 and $31,000,000 at December 31, 2003. No
advances were outstanding against those lines at December 31, 2004 or 2003.

As members of the Federal Home Loan Bank (FHLB) each bank subsidiary may apply for advances secured by certain residential mortgage loans and other assets, provided that certain standards for credit worthiness have been met. At December 31, 2004, the Company, through its subsidiary banks, had established unused lines of credit with the FHLB of $138,238,000. At December 31, 2004, there were $63,109,000 in term advances from the FHLB, compared to $86,840,000 at December 31, 2003. Of the $63,109,000 of term advances, $14,679,000 are due within one year and have a weighted average rate of 5.58%; and $48,430,000 are due over one year and have a weighted average rate of 4.37%. Maturities of advances due over one year include $249,000 in 2006, $10,062,000 in 2007, $146,000 in 2008,
$973,000 in 2009, $10,000,000 in 2010, $22,000,000 in 2011 and $5,000,000 in
2012.

The Company's FHLB borrowings at December 31, 2004 included $51,000,000 in fixed-rate callable borrowings, which can be called by the FHLB if certain conditions are met. Additional details on the fixed-rate callable advances are provided in the following table.

                 Current                                                            Call
                 Balance      Rate   Maturity Date           Call Date              Frequency        Call Features
            -----------------------------------------------------------------------------------------------------------
             $10,000,000     6.680%  July 18, 2005           July 17, 2001          Quarterly        FHLB option
               4,000,000     4.290   January 30, 2007        January 30, 2004       Quarterly        LIBOR strike 7.0%
              10,000,000     4.945   December 21, 2010       December 21, 2001      Quarterly        FHLB option
               3,000,000     5.120   January 31, 2011        January 30, 2004       Quarterly        FHLB option
               4,000,000     4.640   January 31, 2011        January 30, 2002       Quarterly        FHLB option
               3,000,000     4.880   January 31, 2011        January 30, 2003       Quarterly        FHLB option
               4,000,000     4.130   March 2, 2011           March 2, 2002          Quarterly        FHLB option
               3,000,000     5.120   March 7, 2001           March 5, 2006          Quarterly        FHLB option
               5,000,000     4.710   November 28, 2011       November 28, 2006      Quarterly        FHLB option
               5,000,000     3.260   September 18, 2012      September 18, 2007     Quarterly        FHLB option
            -------------
     Total   $51,000,000
            =============

Other borrowings included a Treasury Tax and Loan Note account with the Federal Reserve Bank of New York totaling $100,000 at December 31, 2004 and December 31, 2003. At December 31, 2004 and 2003, Tompkins Insurance had borrowings of $94,000 and $171,000, respectively, from unrelated financial institutions.

Note 11 Employee Benefit Plans

The Company maintains a noncontributory defined-benefit pension plan covering substantially all employees of the Company. The benefits are based on years of service and percentage of the employees' average compensation. Assets of the Company's defined benefit plan are invested in common and preferred stock, U. S. Government securities, corporate bonds and notes, and mutual funds. At December 31, 2004, the plan assets included 28,064 shares of Tompkins common stock that had a fair value of $1.5 million.

In addition to the Company's noncontributory defined-benefit retirement and pension plan, the Company provides supplemental employee retirement plans (SERP) to certain executives.

The Trust Company also offers post-retirement medical coverage and life insurance coverage to full-time employees who have worked ten years and attained age 55. Medical coverage is contributory with contributions reviewed annually. The Trust Company assumes the majority of the cost for these other benefits, while retirees share some of the cost through co-insurance and deductibles.

The following table sets forth the changes in the projected benefit obligation for the defined benefit pension plan and SERP and the accumulated benefit obligation for the post-retirement plan; and the respective plan assets, and the plans' funded status and amounts recognized in the Company's consolidated statements of condition at December 31, 2004 and 2003 (the measurement dates of the plans).

                                               Pension Benefits      Life and Health Benefits        SERP Benefits

---------------------------------------------------------------------------------------------------------------------
 (dollar amounts in thousands)                 2004         2003         2004         2003         2004         2003
---------------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
  Benefit obligation at beginning of year   $ 26,618     $ 22,552     $  4,923     $  4,484     $  5,334     $  4,612
  Service cost                                 1,382        1,168          178          148          116           62
  Interest cost                                1,634        1,538          305          286          366          311
  Actuarial loss                               1,032        2,498          268          165          812          381
  Benefits paid                               (1,158)      (1,138)        (179)        (160)         (31)         (32)
---------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year           $ 29,508     $ 26,618     $  5,495     $  4,923     $  6,597     $  5,334
---------------------------------------------------------------------------------------------------------------------
Change in plan assets
  Fair value of plan assets at beginning
of year                                     $ 27,792     $ 20,357     $      0     $      0     $      0     $      0
  Actual return on plan assets                 2,454        3,073            0            0            0            0
  Employer contribution                        2,543        5,500          179          160           31           32
  Benefits paid                               (1,158)      (1,138)        (179)        (160)         (31)         (32)
---------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year    $ 31,631     $ 27,792     $      0     $      0     $      0     $      0
---------------------------------------------------------------------------------------------------------------------
Funded (unfunded) status                       2,123        1,174       (5,495)      (4,923)      (6,597)      (5,334)
Unrecognized net actuarial loss               12,833       12,590          780          518        1,535          784
Net transition obligation                          0            0          924        1,040            0            0
Unrecognized prior service cost               (1,534)      (1,665)          60           67        1,037        1,142
---------------------------------------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost              $ 13,422     $ 12,099     $ (3,731)    $ (3,298)    $ (4,025)    $ (3,408)
---------------------------------------------------------------------------------------------------------------------
Weighted-average assumptions used to
determine benefit obligations at
December 31
  Discount rate                                 6.00%        6.25%        6.00%        6.25%        6.00%        6.25%
  Rate of compensation increase (1)        4.00-5.00%   4.00-5.00%        4.00%        4.00%        5.00%        5.00%
---------------------------------------------------------------------------------------------------------------------


                                                    Pension Benefits          Life and Health Benefits          SERP Benefits
Weighted-average assumptions used to
determine net periodic benefit cost for
years ended December 31                          2004     2003    2002         2004      2003     2002      2004     2003      2002
------------------------------------------------------------------------------------------------------------------------------------
  Discount rate                                 6.25%    6.75%   7.25%        6.25%     6.75%    7.25%     6.25%    6.75%     7.25%
  Expected long-term return on plan assets      8.50%    8.50%   8.50%          N/A       N/A      N/A       N/A      N/A       N/A
  Rate of compensation increase (1)             4.00-    4.00-   4.00-        4.00%     4.00%    4.00%     5.00%    5.00%     5.00%
                                                5.00%    5.00%   5.00%
====================================================================================================================================

(1) The rate of compensation increase for the Trust Company is 4%, and is 5% for all other groups.

The accumulated benefit obligation of the pension plan was $29,508,000 and $26,618,000 at December 31, 2004 and 2003, respectively.

The Trust Company currently offers medical coverage and life insurance coverage to substantially all of its employees upon retirement. The weighted average annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is 9.25% beginning in 2005, and is assumed to decrease gradually to 5.0% in 2012 and beyond. Increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated post-retirement benefit obligation as of December 31, 2004, by $30,000 and the net periodic post-retirement benefit cost for 2004 by $2,000. Decreasing the assumed health care cost trend rates by 1% each year would decrease the accumulated post-retirement benefit obligation as of December 31, 2004, by $37,000 and decrease the net periodic post-retirement benefit cost by $2,000. The Company expects to contribute $190,000 to its postretirement welfare plan for 2005.

In December 2003, The Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Medicare Act") was signed into law. The Medicare Act introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree healthcare plans that provide a benefit at least "actuarially equivalent" to the Medicare benefit. These provisions of the Medicare Act will affect accounting measurements under SFAS No. 106. Accordingly, the FASB staff has issued guidance allowing companies to recognize or defer recognizing the effects of the Medicare Act in annual financial statements for fiscal years ending after enactment of the Medicare Act. The Company has elected to defer recognizing the effects of the Medicare Act in its December 31, 2003 and 2004 consolidated financial statements. Accordingly, the reported measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost do not include the effects of the Medicare Act. When issued, the specific authoritative literature on accounting for the federal subsidy could require the Company to revise its previously reported information.

Net periodic benefit cost includes the following components:


Components of net periodic benefit cost

(in thousands)                                    Pension Benefits               Life and Health Benefits        SERP Benefits
--------------------------------------------------------------------------------------------------------------------------------


                                            2004        2003        2002        2004       2003       2002       2004       2003
--------------------------------------------------------------------------------------------------------------------------------
Service cost                            $  1,382    $  1,168    $  1,026    $    178   $    148   $    135   $    116   $     62
Interest cost                              1,634       1,538       1,396         305        286        285        366        311
Expected return on plan assets            (2,338)     (1,805)     (1,655)          0          0          0          0          0
Amortization of prior service cost          (131)       (130)       (130)          7          7          6        105        105
Recognized net actuarial loss                673         699         342           6          0          0         61         25
Amortization of transition (asset)             0         (56)        (76)        116        115        116          0          0
liability
Other                                        N/A         N/A         N/A         N/A        N/A        N/A        N/A        N/A
--------------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost               $  1,220    $  1,414    $    903    $    612   $    556   $    542   $    648   $    503
--------------------------------------------------------------------------------------------------------------------------------

Net periodic benefit cost associated with the SERP was $1.3 million in 2002. A breakdown of the components of net periodic benefit cost for 2002 was not readily available and the amounts are not considered material.


Plan Assets

The Company's pension plan weighted-average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

                                                      2004         2003
       ----------------------------------------------------------------------
               Equity securities                        81%          75%
                Debt securities                         15%           8%
                     Other                               4%          17%
       ----------------------------------------------------------------------
               Total Allocation                        100%         100%
       ----------------------------------------------------------------------

The Company is not required to contribute to the pension plan in 2005; however, the Company may voluntarily contribute to the pension plan in 2005.

To develop the expected long-term rate of return on asset assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as target asset allocations of the pension portfolio. Based on this analysis, the Company selected 8.50% as the long-term rate of return on assets assumption.

It is the policy of the Trustees to invest the Pension Trust Fund (the "Fund") for total return. The Trustees seek the maximum return consistent with the interests of the participants and beneficiaries and prudent investment management. The management of the Fund's assets is in compliance with the guidelines established in the Company's Pension Plan and Trust Investment Policy, which is reviewed and approved annually by the Tompkins Trustco, Inc. board of directors, and the pension committee.

The intention is for the Fund to be prudently diversified. The Fund's investments will be invested among the fixed income, equity and cash equivalent sectors. The pension committee will designate minimum and maximum positions in any of the sectors. In no case shall more than 10% of the Fund assets consist of qualified securities or real estate of the Company. In addition, the following investments are prohibited:

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

At December 31, 2004, the following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid.

                 (dollar amounts in thousands)          Pension        SERP
                 ------------------------------------------------------------
                 2005                                    $ 1,196      $   31
                 2006                                      1,284          20
                 2007                                      1,389         222
                 2008                                      1,491         222
                 2009                                      1,563         222
                 2010-2014                                10,488       1,562
                 ------------------------------------------------------------

The Company has an Employee Stock Ownership Plan (ESOP) and a 401(k) Investment and Stock Ownership Plan (ISOP) covering substantially all employees of the Company. The ESOP allows for Company contributions in the form of cash and/or stock of the Company. Annually, the board of directors determines a profit-sharing payout to its employees in accordance with a performance-based formula. A percentage of the approved amount is paid in Company stock and/or cash into the ESOP. Contributions are limited to a maximum amount as stipulated in the plan. The remaining percentage is either paid out in cash or deferred into the ISOP at the direction of the employee. Compensation expense related to the ESOP and ISOP totaled $1.8 million in 2004, $1.2 million in 2003, and $2.1 million in 2002. Remaining unallocated shares in the ESOP were fully allocated and released during 2002.

Under the ISOP, employees may contribute a percentage of their eligible compensation with a Company match of such contributions up to a maximum match of 4%. The Company provided certain matching contributions to the ISOP based upon the amount of contributions made by plan participants. The expense associated with these matching provisions was $801,000 in 2004, $760,000 in 2003, and $708,000 in 2002.

Life insurance benefits are provided to certain officers of the Company. In connection with these benefits, the Company reflects life insurance assets on its consolidated statements of condition of $23.9 million at December 31, 2004, and $22.8 million at December 31, 2003. The insurance is carried at its cash surrender value on the consolidated statements of condition. Increases in the cash surrender value of the insurance are reflected as noninterest income, net of any related mortality expense.

Note 12 Stock Based Compensation

In January 2001, the Company adopted a stock option plan (the "2001 Plan"), which authorizes grants of options up to 385,000 shares of authorized but unissued common stock. On May 12, 2003, the 2001 Plan was amended to increase the number of shares reserved for issuance from 385,000 shares to 935,000 shares. At December 31, 2004, there were 515,594 shares available for grant under the 2001 Plan. The board of directors may grant stock options to officers, employees, and certain other individuals. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant, may not have a term in excess of ten years, and have vesting periods that range between one and five years from the grant date. Prior to the adoption of the 2001 Plan, the Company had similar stock option plans that authorized up to 543,510 shares of authorized but unissued common stock. These prior plans remain in effect solely with respect to unexercised options issued under these plans.


The following table presents the combined stock option activity for all option plans during the periods indicated:

                                                                Weighted Average
                                             Number of Shares   Exercise Price
--------------------------------------------------------------------------------
2004:
   Beginning balance                             431,997         $      30.90
   Granted                                       199,000                47.55
Exercised                                        (38,054)               24.78
   Forfeited                                     (18,552)               37.26
--------------------------------------------------------------------------------
Outstanding at year-end                          574,391                36.87
--------------------------------------------------------------------------------
Exercisable at year-end                          192,196         $      26.92
--------------------------------------------------------------------------------
2003:
Beginning balance                                524,832         $      29.18
   Granted                                         6,600                46.08
   Exercised                                     (65,195)               19.68
   Forfeited                                     (34,240)               28.86
--------------------------------------------------------------------------------
Outstanding at year-end                          431,997                30.90
--------------------------------------------------------------------------------
Exercisable at year-end                          143,771         $      22.82
--------------------------------------------------------------------------------
2002:
   Beginning balance                             413,818         $      23.55
   Granted                                       177,100                39.00
   Exercised                                     (58,936)               19.35
   Forfeited                                      (7,150)               27.32
--------------------------------------------------------------------------------
Outstanding at year-end                          524,832                29.18
--------------------------------------------------------------------------------
Exercisable at year-end                          157,295         $      20.01
================================================================================


The following summarizes outstanding and exercisable options at December 31, 2004:

                                 Options Outstanding                           Options Exercisable
-----------------------------------------------------------------------------------------------------------
   Range of                        Weighted Average       Weighted                           Weighted
   Exercise           Number           Remaining          Average            Number          Average
    Prices          Outstanding    Contractual Life    Exercise Price      Exercisable    Exercise Price
-----------------------------------------------------------------------------------------------------------
$17.52-24.20         154,088             4.75              $22.15           123,691           $21.64
$26.06-38.95          62,340             6.39              $33.64            29,880           $33.13
$39.00-39.00         158,263             7.75              $39.00            38,625           $39.00
$45.15-47.60         199,700             9.33              $47.55                 0           $ 0.00
-----------------------------------------------------------------------------------------------------------
                     574,391             7.35              $36.87           192,196           $26.92
===========================================================================================================

Note 13 Income Taxes

The income tax expense (benefit) attributable to income from operations is summarized as follows:

(in thousands)                                Current     Deferred         Total
--------------------------------------------------------------------------------
2004
    Federal                                $   10,655   $      276    $   10,931
    State                                       1,678         (116)        1,562
--------------------------------------------------------------------------------
Total                                      $   12,333   $      160    $   12,493
--------------------------------------------------------------------------------
2003
    Federal                                $   10,294   $      137    $   10,431
    State                                       1,582           51         1,633
--------------------------------------------------------------------------------
Total                                      $   11,876   $      188    $   12,064
--------------------------------------------------------------------------------
2002
    Federal                                $   10,364   $     (544)   $    9,820
    State                                       1,558          (86)        1,472
--------------------------------------------------------------------------------
Total                                      $   11,922   $     (630)   $   11,292
================================================================================

The primary reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings are as follows:

                                                       2004      2003      2002
--------------------------------------------------------------------------------
Statutory federal income tax rate                     35.0%     35.0%     35.0%
    State income taxes, net of federal benefit         2.6       2.9       2.8
    Tax exempt income                                 (3.5)     (3.4)     (3.4)
    All other                                         (1.3)     (1.2)     (1.4)
--------------------------------------------------------------------------------
Total                                                 32.8%     33.3%     33.0%
================================================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows:


(in thousands)                                                2004        2003
--------------------------------------------------------------------------------
Deferred tax assets:
    Reserve for loan/lease losses                          $  5,027    $  4,710
    Compensation and benefits                                 4,636       4,076
    Other                                                     1,040       1,415
--------------------------------------------------------------------------------
Total deferred tax assets                                  $ 10,703    $ 10,201
--------------------------------------------------------------------------------
Deferred tax liabilities:
    Leasing transactions                                   $    475    $    641
    Prepaid pension                                           5,342       4,825
    Depreciation                                              1,048         525
    Other                                                       622         750
--------------------------------------------------------------------------------
Total deferred tax liabilities                             $  7,487    $  6,741
--------------------------------------------------------------------------------
Net deferred tax asset at year-end                         $  3,216    $  3,460
--------------------------------------------------------------------------------
Net deferred tax asset at beginning of year                $  3,460    $  3,746
--------------------------------------------------------------------------------
Decrease in net deferred tax asset                              244         286
Purchase accounting adjustments, net                            (84)        (98)
--------------------------------------------------------------------------------
Deferred tax expense                                       $    160    $    188
================================================================================

This analysis does not include the recorded deferred tax liabilities of $580,000 as of December 31, 2004 and $2,010,000 as of December 31, 2003 related to the net unrealized holding gain/loss in the available-for-sale securities portfolio.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry-back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary at December 31, 2004 and 2003.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5,57 and 107 and rescission of FASB Interpretation No. 34. FIN No. 45 requires certain new disclosures and potential liability recognition for the fair value at issuance of guarantees that fall within its scope. Based upon the Company's interpretation of FIN No. 45, the Company currently does not issue any guarantees that would require liability recognition under FIN No. 45, other than its stand-by letters of credit, the amount of which is not considered significant at December 31, 2004 and 2003.

The Company's maximum potential obligations to extend credit for loan commitments (unfunded loans, unused lines of credit, and stand-by letters of credit) outstanding on December 31 were as follows:

(in thousands)                                              2004           2003
--------------------------------------------------------------------------------
Loan commitments                                         $ 71,809       $132,883
Stand-by letter of credit                                  20,914         19,087
Undisbursed portion of lines of credit                    216,787        183,715
--------------------------------------------------------------------------------
Total                                                    $309,510       $335,685
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

At December 31, 2004, the Company had rate lock agreements associated with mortgage loans to be sold in the secondary market (certain of which relate to loan applications for which no formal commitment has been made) amounting to approximately $1.6 million. In order to limit the interest rate risk associated with rate lock agreements, as well as the interest rate risk associated with mortgages held for sale, if any, the Company enters into agreements to sell loans in the secondary market to unrelated investors on a loan-by-loan basis. At December 31, 2004, the Company had approximately $250,000 of commitments to sell mortgages to unrelated investors on a loan-by-loan basis.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, based upon the review with counsel, the proceedings are not expected to have a material effect on the consolidated financial statements.

Note 15 Earnings Per Share

Calculation of basic earnings per share (Basic EPS) and diluted earnings per share (Diluted EPS) is shown below. Per share data has been retroactively adjusted to reflect a 10% stock dividend declared on January 25, 2005. Share and per share data have also been retroactively adjusted to reflect a 10% stock dividend paid on August 15, 2003.

                                                                                          Weighted
                                                                             Net          Average
For year ended December 31, 2004                                           Income          Share       Per Share
(in thousands except share and per share data)                           (Numerator)    (Denominator)    Amount
------------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to common shareholders                                 $     25,615      8,956,013   $       2.86

Effect of dilutive securities:
Stock options                                                                               146,614

Diluted EPS:
Income available to common shareholders plus assumed conversions        $     25,615      9,102,627   $       2.81
===================================================================================================================



                                                                                          Weighted
                                                                             Net          Average
For year ended December 31, 2003                                           Income          Share       Per Share
(in thousands except share and per share data)                           (Numerator)    (Denominator)    Amount
-------------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to common shareholders                                 $     24,205      8,943,494   $       2.71

Effect of dilutive securities:
Stock options                                                                               160,174

Diluted EPS:
Income available to common shareholders plus assumed conversions        $     24,205      9,103,668   $       2.66
===================================================================================================================



                                                                                          Weighted
                                                                             Net          Average
For year ended December 31, 2002                                           Income          Share       Per Share
(in thousands except share and per share data)                           (Numerator)    (Denominator)    Amount
-------------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to common shareholders                                 $     22,914      8,965,703   $       2.56

Effect of dilutive securities:
Stock options                                                                               161,110
Shares issueable as contingent consideration for acquisition                                 12,633

Diluted EPS:
Income available to common shareholders plus assumed conversions        $     22,914      9,139,446   $       2.51
===================================================================================================================

Shares issueable as contingent consideration for acquisition recognizes the effect of 25,264 shares that became issueable in the third quarter of 2002 as a result of Tompkins Insurance Agencies meeting certain income targets.

Note 16 Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2004 and 2003. The carrying amounts shown in the table are included in the consolidated statements of condition under the indicated captions.

Estimated Fair Value of Financial Instruments                  2004                      2003
------------------------------------------------------------------------------------------------------
                                                      Carrying       Fair       Carrying      Fair
(in thousands)                                         Amount        Value       Amount       Value
------------------------------------------------------------------------------------------------------
Financial Assets:
    Cash and cash equivalents                        $   40,932   $   40,932   $   65,756   $   65,756
    Securities - available-for-sale                     591,071      591,071      592,137      592,137
    Securities - held-to-maturity                        69,252       70,526       49,528       51,441
    Loans/leases, net(1)                              1,159,599    1,154,162    1,057,455    1,056,501
    Accrued interest receivable                           8,762        8,762        8,701        8,701

Financial Liabilities
    Time deposits                                    $  455,942   $  454,259   $  381,175   $  386,072
    Other deposits                                    1,104,931    1,104,931    1,029,950    1,029,950
    Securities sold under agreements to repurchase      153,715      153,756      187,908      187,928
    Other borrowings                                     63,303       62,586       87,111       86,966
    Accrued interest payable                              2,328        2,328        2,254        2,254
======================================================================================================

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

OFF-BALANCE-SHEET INSTRUMENTS: The fair values of outstanding loan commitments, including unused lines of credit and stand-by letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties' credit standing, and discounted cash flow analyses. In fixed rate loan commitments, fair value estimates also consider the difference between current market rates and the committed rates. At December 31, 2004 and 2003, the fair values of these instruments approximate the value of the related fees and are not significant.

Note 17 Regulations and Supervision

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by Federal bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material adverse effect on the Company's business, results of operation and financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA), banks must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications of the Company and its subsidiary banks are also subject to qualitative judgments by regulators concerning components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes that the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notifications from Federal bank regulatory agencies categorized the Trust Company, The Bank of Castile, and Mahopac National Bank as well capitalized under the regulatory framework for PCA. To be categorized as well capitalized, the Company and its subsidiary banks must maintain total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the capital category of the Company or its subsidiary banks. Actual capital amounts and ratios of the Company and its subsidiary banks are as follows:

                                                                           Required                    Required
                                                                             to be                       to be
                                                    Actual           Adequately Capitalized        Well Capitalized
----------------------------------------------------------------------------------------------------------------------
(dollar amounts in thousands)                    Amount/Ratio             Amount/Ratio               Amount/Ratio
----------------------------------------------------------------------------------------------------------------------
December 31, 2004:
Total Capital (to risk-weighted assets)
   The Company (consolidated)                   $170,523/13.4%           >$101,804/>8.0%           >$127,255/>10.0%
   Trust Company                                 $91,521/14.8%            >$49,349/>8.0%            >$61,686/>10.0%
   Castile                                       $40,420/10.7%            >$30,335/>8.0%            >$37,919/>10.0%
   Mahopac                                       $31,521/11.3%            >$22,293/>8.0%            >$27,866/>10.0%
Tier I Capital (to risk-weighted assets)
   The Company (consolidated)                   $157,974/12.4%            >$50,902/>4.0%             >$76,353/>6.0%
   Trust Company                                 $85,983/13.9%            >$24,674/>4.0%             >$37,011/>6.0%
   Castile                                        $36,070/9.5%            >$15,167/>4.0%             >$22,751/>6.0%
   Mahopac                                       $28,860/10.4%            >$11,146/>4.0%             >$16,720/>6.0%
Tier I Capital (to average assets)
   The Company (consolidated)                    $157,974/8.1%            >$58,481/>3.0%             >$97,468/>5.0%
   Trust Company                                  $85,983/8.1%            >$31,721/>3.0%             >$52,869/>5.0%
   Castile                                        $36,070/7.5%            >$14,485/>3.0%             >$24,142/>5.0%
   Mahopac                                        $28,860/6.6%            >$13,085/>3.0%             >$21,809/>5.0%
======================================================================================================================
December 31, 2003:
Total Capital (to risk-weighted assets)
   The Company (consolidated)                   $156,006/13.4%            >$92,826/>8.0%           >$116,033/>10.0%
   Trust Company                                 $82,577/14.2%            >$46,575/>8.0%            >$58,219/>10.0%
   Castile                                       $36,678/10.3%            >$28,506/>8.0%            >$35,632/>10.0%
   Mahopac                                       $27,646/11.8%            >$18,754/>8.0%            >$23,442/>10.0%
Tier I Capital (to risk-weighted assets)
   The Company (consolidated)                   $144,321/12.4%            >$46,413/>4.0%             >$69,620/>6.0%
   Trust Company                                 $77,264/13.3%            >$23,288/>4.0%             >$34,932/>6.0%
   Castile                                        $32,863/9.2%            >$14,253/>4.0%             >$21,379/>6.0%
   Mahopac                                       $25,089/10.7%             >$9,377/>4.0%             >$14,065/>6.0%
Tier I Capital (to average assets)
   The Company (consolidated)                    $144,321/7.9%            >$54,853/>3.0%             >$91,422/>5.0%
   Trust Company                                  $77,264/7.5%            >$30,960/>3.0%             >$51,600/>5.0%
   Castile                                        $32,863/7.3%            >$13,566/>3.0%             >$22,610/>5.0%
   Mahopac                                        $25,089/6.7%            >$11,163/>3.0%             >$18,605/>5.0%
======================================================================================================================

Generally, dividends from the banking subsidiaries to the Company are limited to retained net profits for the current year and two preceding years, unless specific approval is received from the appropriate bank regulatory authority. At December 31, 2004 the retained net profits of the Company's bank subsidiaries available to pay dividends were $39,000,000.

Each bank subsidiary is required to maintain reserve balances by the Federal Reserve Bank of New York. At December 31, 2004, and 2003, the reserve requirements for the Company's banking subsidiaries totaled $3,675,000 and $22,704,000, respectively.


Note 18 Condensed Parent Company Only Financial Statements

Condensed financial statements for Tompkins Trustco, Inc. (the Parent Company) as of December 31 are presented below.


Condensed Statements of Condition

(in thousands)                                                                                  2004       2003
----------------------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                                         $  1,969   $  4,977
Available-for-sale securities, at fair value                                                      121        121
Investment in subsidiaries, at equity                                                         166,669    152,375
Other                                                                                           3,644      3,202
----------------------------------------------------------------------------------------------------------------
                                                                             Total Assets    $172,403   $160,675
----------------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS EQUITY
Liabilities                                                                                  $  1,401   $  1,705
Shareholders' Equity                                                                          171,002    158,970
----------------------------------------------------------------------------------------------------------------
                                               Total Liabilities and Shareholders' Equity    $172,403   $160,675
================================================================================================================


Condensed Statements of Income

(in thousands)                                                                    2004       2003       2002
-------------------------------------------------------------------------------------------------------------
Dividends from available-for-sale securities                                   $      4   $      4   $      6
Dividends received from subsidiaries                                             10,365     11,370     11,600
Other income                                                                        109        107         29
-------------------------------------------------------------------------------------------------------------
                                               Total Operating Income            10,478     11,481     11,635
-------------------------------------------------------------------------------------------------------------

Other expenses                                                                    1,218        519        537
-------------------------------------------------------------------------------------------------------------
                                             Total Operating Expenses             1,218        519        537
-------------------------------------------------------------------------------------------------------------
                      Income Before Taxes and Equity in Undistributed
                                             Earnings of Subsidiaries             9,260     10,962     11,098
Income tax benefit                                                                  441        162        286
Equity in undistributed earnings of subsidiaries                                 15,914     13,081     11,530
-------------------------------------------------------------------------------------------------------------
                                                           Net Income          $ 25,615   $ 24,205   $ 22,914
=============================================================================================================

Condensed Statements of Cash Flows
(in thousands)                                                                            2004        2003        2002
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                             $ 25,615    $ 24,205    $ 22,914
Adjustments to reconcile net income to net cash provided by operating activities:
   Equity in undistributed earnings of subsidiaries                                     (15,914)    (13,081)    (11,530)
   Tax benefit of stock options exercised                                                   112         167         366
   ISOP/ESOP shares released or committed to be released                                      0           0         414
   Other, net                                                                              (108)        688           1
-----------------------------------------------------------------------------------------------------------------------
                                          Net Cash Provided by Operating Activities       9,705      11,979      12,165
-----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net cash used in acquisitions                                                                 0        (274)        (21)
Other, net                                                                                 (749)          0           0
-----------------------------------------------------------------------------------------------------------------------
                                              Net Cash Used in Investing Activities        (749)       (274)        (21)
-----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Cash dividends                                                                           (9,769)     (9,093)     (8,577)
Cash paid in lieu of fractional shares - 10% stock dividend                                   0         (13)          0
Repurchase of common shares                                                              (2,976)     (3,712)     (1,353)
Net proceeds from exercise of stock options                                                 781         689         382
Repayment of advances from subsidiaries                                                       0           0         (48)
-----------------------------------------------------------------------------------------------------------------------
                                              Net Cash Used in Financing Activities     (11,964)    (12,129)     (9,596)
-----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                          (3,008)       (424)      2,548
Cash at beginning of year                                                                 4,977       5,401       2,853
-----------------------------------------------------------------------------------------------------------------------
                                                                Cash at End of Year    $  1,969    $  4,977    $  5,401
=======================================================================================================================

Unaudited Quarterly Financial Data
                                                                            2004
--------------------------------------------------------------------------------------------------
(in thousands except per share data)                  First       Second        Third       Fourth
--------------------------------------------------------------------------------------------------
Interest and dividend income                     $   23,032   $   23,302   $   23,876   $   24,463
Interest expense                                      5,677        5,692        5,823        6,135
Net interest income                                  17,355       17,610       18,053       18,328
Provision for loan/lease losses                         788          736          749          587
Income before income tax                              9,215        8,995       10,179        9,719
Net income                                            6,148        6,102        6,784        6,581
Net income per common share (basic)                     .68          .68          .76          .74
Net income per common share (diluted)                   .67          .67          .75          .72
==================================================================================================

                                                                            2003
--------------------------------------------------------------------------------------------------
(in thousands except per share data)                  First       Second        Third       Fourth
--------------------------------------------------------------------------------------------------

Interest and dividend income                     $   22,789   $   22,651   $   22,594   $   22,961
Interest expense                                      6,245        6,098        5,558        5,592
Net interest income                                  16,544       16,553       17,036       17,369
Provision for loan/lease losses                         540          598          585          774
Income before income tax                              8,869        9,300        9,268        8,832
Net income                                            5,885        6,189        6,176        5,955
Net income per common share (basic)                     .66          .69          .69          .66
Net income per common share (diluted)                   .65          .68          .68          .65
==================================================================================================

Per share data has been retroactively adjusted to reflect a 10% stock dividend declared on January 25, 2005 and paid on February 15, 2005.

Report of KPMG LLP,
Independent Auditors


Board of Directors and Shareholders, Tompkins Trustco, Inc.


We have audited the accompanying consolidated statements of condition of Tompkins Trustco, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tompkins Trustco, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with United States generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tompkins Trustco, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


/s/ KPMG LLP

March 11, 2005
Syracuse, New York

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

The Audit/Examining Committee of the board of directors, composed solely of outside directors, meets periodically and privately with management, internal auditors, and independent auditors, KPMG LLP, to review matters relating to the quality of financial reporting, internal accounting control, and the nature, extent, and results of audit efforts. The independent and internal auditors have unlimited access to the Audit/Examining Committee to discuss all such matters. The consolidated financial statements have been audited by the Company's independent auditors for the purpose of expressing an opinion on the consolidated financial statements. In addition, the Company's independent auditors have audited management's assessment of, and the effective operation of, internal control over financial reporting.



/s/ JAMES J. BYRNES            /s/ FRANCIS M. FETSKO        Date: March 11, 2005

James J. Byrnes                Francis M. Fetsko
Chief Executive Officer        Chief Financial Officer

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, including its Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of December 31, 2004. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this Form 10-K, the Company's disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that material information relating to the Company and its subsidiaries is made known to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2004, management assessed the effectiveness of the Company's internal control over financial reporting based on the framework for effective internal control over financial reporting established in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations
(COSO) of the Treadway Commission. Based on its evaluation under the COSO framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2004 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management's assessment was reviewed with the Company's Audit Committee of its Board of Directors.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 and the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the Company's fourth quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
Tompkins Trustco, Inc:


We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Tompkins Trustco, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and the directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Tompkins Trustco, Inc maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Tompkins Trustco, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.


/s/ KPMG LLP
Syracuse, New York
March 11, 2005

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this Item 10 of Form 10-K regarding the Company's directors and executive officers is incorporated by reference into this Item 10 from the information contained under the caption "Proposal No. 1 Election of Directors", including the information contained in the subcaptions thereunder, including "Matters Relating to the Board of Directors" and "Corporate Governance Matters", in the Company's definitive Proxy Statement relating to its 2005 Annual Meeting of Stockholders to be held on May 9, 2005 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report on Form 10-K relates. In addition, the information included under the caption "Executive Officers of the Registrant" in Part I, Item 4A of this Form 10-K is incorporated by reference into this Item 10.

The information required by this Item 10 of Form 10-K with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference into this Item 10 from the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

The information required by this Item 10 of Form 10-K with respect to the Company's Code of Ethics is incorporated by reference into this Item 10 from the information contained under the caption "Proposal No. 1 Election of Directors" subcaption "Directors and Executive Officers - Code of Ethics" in the Proxy Statement.


Item 11.  Executive Compensation

The information required by this Item 11 of Form 10-K is incorporated by reference into this Item 11 from the information contained under the caption "Executive Compensation" and under the caption "Proposal No. 1 Election of Directors", subcaption "Director Compensation" in the Proxy Statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of Form 10-K is incorporated by reference into this Item 12 from the information contained under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Proxy Statement.


Item 13.  Certain Relationships and Related Transactions

The information required by this Item 13 of Form 10-K is incorporated by reference into this Item 13 from the information contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement.


Item 14.  Principal Accounting Fees and Services

The information required by this Item 14 of Form 10-K is incorporated by reference into this Item 14 from the information contained under the caption "Report of the Audit/Examining Committee of the Board of Directors" in the Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

   (a)(1) The following financial statements and accountant's report are included in this Annual Report on Form 10-K:

          Report of Independent Auditors

          Consolidated Statements of Condition for the years ended December 31, 2004 and 2003

          Consolidated Statements of Income for the years ended December 31, 2004, 2003, and 2002

          Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002

          Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2004, 2003, and 2002

          Notes to Consolidated Financial Statements

   (a)(2) List of Financial Schedules

          Not Applicable.

   (a)(3) Exhibits

      Item No.    Description

         2.1 Agreement and Plan of Reorganization, dated as of March 14, 1995, among the Bank, the Company and the Interim Bank incorporated herein by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995, and amended by the Company's Form 8-A/A filed with the Commission on January 22, 1996.

         2.2 Agreement and Plan of Reorganization, dated as of July 30, 1999 between the Company and Letchworth, incorporated by reference to Annex A to the Company's Registration Statement of Form S-4 (Registration No. 333-90411), filed with the Commission of November 5, 1999.

         3.1 Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995, as amended by Certificate of Amendment of the Certificate of Incorporation of the Company (filed herewith).

         3.2 Bylaws of the Company, as amended on January 25, 2000, incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K, filed with the Commission on March 15, 2004.

         4. Form of Specimen Common Stock Certificate of the Company, incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

         10.2*    1992 Stock Option Plan, incorporated herein by reference to
                  Exhibit 10.2 to the Company's Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

         10.3* 1996 Stock Retainer Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

         10.4* Form of Director Deferred Compensation Agreement, incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

         10.5* Deferred Compensation Plan for Senior Officers, incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

         10.6* Supplemental Executive Retirement Agreement with James J. Byrnes, incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

         10.7* Severance Agreement with James J. Byrnes, incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

         10.8* Lease Agreement dated August 20, 1993, between Tompkins County Trust Company and Comex Plaza Associates, relating to leased property at the Rothschilds Building, Ithaca, NY, incorporated herein by reference to Exhibit 10.8 to the Company's Form 10-K, filed with the Commission on March 26, 1996.

         10.9* Employment Agreement, dated September 12, 1989, by and between Registrant and James W. Fulmer, incorporated by reference to the Registrant's Amendment No. 1 to Form S-18 Registration Statement (Reg. No. 33-3114-NY), filed with the Commission on October 31, 1989, and wherein such Exhibit is designated
                  Exhibit 10(a).

         10.10* Employment Agreement, dated January 1999, by and between Mahopac National Bank and Stephen E. Garner, incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on March 29, 2002.

         10.11*   2001 Stock Option Plan, incorporated herein by reference to
                  Exhibit 99 to the Company's Registration Statement on Form S-8 (No. 333-75822), filed with the Commission on December 12, 2001.

         10.12* Mahopac National Bank Supplemental Executive Retirement Agreement, dated May 15, 2000, by and between Mahopac National Bank and Stephen E. Garner, incorporated by reference to
                  Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on March 29, 2002.

         21.      Subsidiaries of Registrant, incorporated by reference to
                  Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15, 2004.

         23.      Consent of KPMG LLP (filed herewith)

         24.      Power of Attorney, included on page 70 of this Report on Form
                  10-K.

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


         TOMPKINS TRUSTCO, INC.


         /s/ JAMES J. BYRNES


By:      James J. Byrnes
         Chairman of the Board and Chief Executive Officer
         (Principal Executive Officer)

         Date: March 15, 2005


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

Signature                 Date      Capacity                        Signature                      Date     Capacity

/s/ JAMES J. BYRNES       3/15/05   Chairman of the Board and       /s/ BONNIE H. HOWELL           3/15/05  Vice Chairman
------------------------            Chief Executive Officer         ---------------------------             Director
James J. Byrnes                                                     Bonnie H. Howell

/s/ JAMES J. FULMER       3/15/05   President, Director             /s/ HUNTER R. RAWLINGS, III    3/15/05  Director
------------------------                                            ---------------------------
James W. Fulmer                                                     Hunter R. Rawlings, III

/s/ FRANCIS M. FETSKO     3/15/05   Executive Vice President and    /s/ THOMAS R. SALM             3/15/05  Director
------------------------            Chief Financial Officer         ---------------------------
Francis M. Fetsko                   (Principal Financial Officer)   Thomas R. Salm

/s/ JOHN E. ALEXANDER     3/15/05   Director                        /s/ MICHAEL H. SPAIN           3/15/05  Director
------------------------                                            ---------------------------
John E. Alexander                                                   Michael H. Spain

/s/ REEDER D. GATES       3/15/05   Director                        /s/ WILLIAM D. SPAIN, JR.      3/15/05  Director
------------------------                                            ---------------------------
Reeder D. Gates                                                     William D. Spain, Jr.

/s/ WILLIAM W. GRISWOLD   3/15/05   Director                        /s/ CRAIG YUNKER               3/15/05  Director
------------------------                                            ---------------------------
William W. Griswold                                                 Craig Yunker

/s/ JAMES R. HARDIE       3/15/05   Director
------------------------
James R. Hardie