Form 10-Q
period 2005-03-31
TOMPKINS TRUSTCO INC
filed 2005-05-10
CIK 1005817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

                   Class                 Outstanding as of April 28, 2005
        ----------------------------     --------------------------------
        Common Stock, $.10 par value              8,954,479 shares

                             TOMPKINS TRUSTCO, INC.

                                    FORM 10-Q

                                      INDEX


PART I -FINANCIAL INFORMATION
                                                                                   PAGE
                                                                                   ----
         Item 1 - Financial Statements (Unaudited)
                  Condensed Consolidated Statements of Condition as of               3
                  March 31, 2005 and December 31, 2004

                  Condensed Consolidated Statements of Income for
                  the three months ended March 31, 2005 and 2004                     4

                  Condensed Consolidated Statements of Cash Flows for the
                  three months ended March 31, 2005 and 2004                         5

                  Condensed Consolidated Statements of Changes in Shareholders'
                  Equity for the three months ended March 31, 2005 and 2004          6

                  Notes to Unaudited Condensed Consolidated Financial Statements     7-10

         Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                          11-19

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk         19-20

         Item 4 - Controls and Procedures                                            20

         Average Consolidated Balance Sheet and Net Interest Analysis                21

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                                  22

         Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds        22

         Item 3 - Defaults Upon Senior Securities                                    22

         Item 4 - Submission of Matters to a Vote of Security Holders                22

         Item 5 - Other Information                                                  22

         Item 6 - Exhibits                                                           23

SIGNATURES                                                                           24

EXHIBIT INDEX                                                                        25

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                  (In thousands, except share data) (Unaudited)

                                                                                         As of           As of
ASSETS                                                                                 03/31/2005      12/31/2004
                                                                                      ------------    ------------
Cash and noninterest bearing balances due from banks                                  $     44,031    $     39,911
Interest bearing balances due from banks                                                     1,352           1,021
Available-for-sale securities, at fair value                                               594,823         591,071
Held-to-maturity securities, fair value of $71,718 at March 31, 2005,
   and $70,526 at December 31, 2004                                                         70,872          69,252
Loans and leases, net of unearned income and deferred costs and fees                     1,193,530       1,172,148
Less:  Reserve for loan/lease losses                                                        12,920          12,549
------------------------------------------------------------------------------------------------------------------
                                                                   Net Loans/Leases      1,180,610       1,159,599

Bank premises and equipment, net                                                            34,119          33,118
Corporate owned life insurance                                                              24,195          23,940
Goodwill                                                                                    12,286          12,280
Other intangible assets                                                                      2,604           2,782
Accrued interest and other assets                                                           40,808          37,321
------------------------------------------------------------------------------------------------------------------
                                                                       Total Assets   $  2,005,700    $  1,970,295
==================================================================================================================

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARIES AND SHAREHOLDERS' EQUITY
Deposits:
     Interest bearing:
          Checking, savings and money market                                          $    756,883    $    784,850
          Time                                                                             548,564         455,942
     Noninterest bearing                                                                   300,753         320,081
------------------------------------------------------------------------------------------------------------------
                                                                     Total Deposits      1,606,200       1,560,873

Federal funds purchased and securities sold under agreements to repurchase                 141,506         153,715
Other borrowings                                                                            67,019          63,303
Other liabilities                                                                           19,974          19,937
------------------------------------------------------------------------------------------------------------------
                                                                  Total Liabilities   $  1,834,699    $  1,797,828
------------------------------------------------------------------------------------------------------------------

Minority interest in consolidated subsidiaries                                               1,485           1,465

Shareholders' equity:
     Common Stock - par value $.10 per share: Authorized 15,000,000 shares;
       Issued: 8,986,147 at March 31, 2005; and 8,980,049 at December 31, 2004                 899             816
     Surplus                                                                               118,379          75,837
     Undivided profits                                                                      56,018          94,522
     Accumulated other comprehensive (loss) income                                          (4,701)            871
     Treasury stock, at cost - 49,247 shares at March 31, 2005,
       and 48,719 shares at December 31, 2004                                               (1,079)         (1,044)

------------------------------------------------------------------------------------------------------------------
                                                         Total Shareholders' Equity   $    169,516    $    171,002
------------------------------------------------------------------------------------------------------------------
                  Total Liabilities, Minority Interest in Consolidated Subsidiaries
                                                           and Shareholders' Equity   $  2,005,700    $  1,970,295
==================================================================================================================

Share data has been retroactively adjusted to reflect a 10% stock dividend paid on February 15, 2005.

See accompanying notes to unaudited condensed consolidated financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                                                                         Three months ended
                                                                                      03/31/2005     03/31/2004
                                                                                     ------------   ------------
INTEREST AND DIVIDEND INCOME
Loans                                                                                $     18,659   $     16,587
Balances due from banks                                                                        42             49
Federal funds sold                                                                             10             11
Available-for-sale securities                                                               5,710          5,948
Held-to-maturity securities                                                                   544            437
----------------------------------------------------------------------------------------------------------------
                                                Total Interest and Dividend Income         24,965         23,032
----------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits:
     Time certificates of deposits of $100,000 or more                                      1,199            618
     Other deposits                                                                         3,550          3,004
Federal funds purchased and securities sold under agreements to repurchase                  1,064          1,092
Other borrowings                                                                              729            963
----------------------------------------------------------------------------------------------------------------
                                                            Total Interest Expense          6,542          5,677
----------------------------------------------------------------------------------------------------------------
                                                               Net Interest Income         18,423         17,355
----------------------------------------------------------------------------------------------------------------
                                            Less:  Provision for loan/lease losses            452            788
----------------------------------------------------------------------------------------------------------------
                         Net Interest Income After Provision for Loan/Lease Losses         17,971         16,567
----------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Trust and investment services income                                                        1,358          1,326
Service charges on deposit accounts                                                         1,849          1,847
Insurance commissions and fees                                                              1,854          1,533
Card services income                                                                          603            558
Other service charges                                                                         654            904
Increase in cash surrender value of corporate owned life insurance                            253            302
Gains on sale of loans                                                                         42            122
Other income                                                                                  166            235
Net realized gain on available-for-sale securities                                              6             58
----------------------------------------------------------------------------------------------------------------
                                                          Total Noninterest Income          6,785          6,885
----------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salary and wages                                                                            6,806          6,474
Pension and other employee benefits                                                         2,024          1,871
Net occupancy expense of bank premises                                                      1,045            954
Furniture and fixture expense                                                                 904            879
Marketing expense                                                                             547            397
Professional fees                                                                             325            306
Software licenses and maintenance                                                             433            342
Cardholder expense                                                                            325            279
Amortization of intangible assets                                                             161            178
Other operating expense                                                                     2,648          2,523
----------------------------------------------------------------------------------------------------------------
                                                        Total Noninterest Expenses         15,218         14,203
----------------------------------------------------------------------------------------------------------------
                                     Income Before Income Tax Expense and Minority
                                             Interest in Consolidated Subsidiaries          9,538          9,249
----------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                                 33             34
                                                                Income Tax Expense          3,092          3,067
----------------------------------------------------------------------------------------------------------------
                                                                        Net Income   $      6,413   $      6,148
----------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share                                                             $       0.72   $       0.68
Diluted Earnings Per Share                                                           $       0.70   $       0.67
================================================================================================================

Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on February 15, 2005. See accompanying notes to unaudited condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                                          Three months ended
                                                                                      03/31/2005      03/31/2004
                                                                                     ------------    ------------
OPERATING ACTIVITIES
Net income                                                                           $      6,413    $      6,148
Adjustments to reconcile net income to net cash
     provided by operating activities:
Provision for loan/lease losses                                                               452             788
Depreciation and amortization premises, equipment, and software                               924             893
Amortization of intangible assets                                                             161             178
Earnings from corporate owned life insurance                                                 (253)           (302)
Net amortization on securities                                                                475             532
Net realized gain on available-for-sale securities                                             (6)            (58)
Net gain on sale of loans                                                                     (42)           (122)
Proceeds from sale of loans                                                                 2,860           5,156
Loans originated for sale                                                                  (2,582)         (5,228)
Tax benefit from stock option exercises                                                        22              31
(Increase) decrease in accrued interest receivable                                           (578)             35
Increase (decrease) in accrued interest payable                                               441             (53)
Other, net                                                                                    290           3,121
-----------------------------------------------------------------------------------------------------------------
                                         Net Cash Provided by Operating Activities          8,577          11,119
-----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities                                  48,319          91,611
Proceeds from sales of available-for-sale securities                                       15,826          15,298
Proceeds from maturities of held-to-maturity securities                                     4,721           6,149
Purchases of available-for-sale securities                                                (77,619)       (141,469)
Purchases of held-to-maturity securities                                                   (6,372)         (9,800)
Net increase in loans                                                                     (21,699)        (20,275)
Purchases of bank premises and equipment                                                   (1,787)           (885)
Redemption of corporate owned life insurance                                                    0             150
-----------------------------------------------------------------------------------------------------------------
                                             Net Cash Used in Investing Activities        (38,611)        (59,221)
-----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net (decrease) increase in demand, money market,
  and savings deposits                                                                    (47,295)         51,096
Net increase in time deposits                                                              92,622          25,542
Net (decrease) increase in securities sold under agreements
   to repurchase and Federal funds purchased                                              (12,209)          1,108
Increase in other borrowings                                                                4,000               0
Repayment of other borrowings                                                                (284)         (5,735)
Cash dividends                                                                             (2,442)         (2,448)
Cash paid in lieu of fractional shares - 10% stock dividend                                   (13)              0
Common stock repurchased and returned to unissued status                                        0            (256)
Net proceeds from exercise of stock options                                                   106             343
-----------------------------------------------------------------------------------------------------------------
                                         Net Cash Provided by Financing Activities         34,485          69,650
-----------------------------------------------------------------------------------------------------------------

Net Increase in Cash and Cash Equivalents                                                   4,451          21,548

Cash and cash equivalents at beginning of period                                           40,932          65,756
-----------------------------------------------------------------------------------------------------------------
Total Cash & Cash Equivalents at End of Period                                       $     45,383    $     87,304
=================================================================================================================

Supplemental Information:
     Cash paid during the year for:
          Interest                                                                   $      6,102    $      5,730
          Taxes                                                                             1,578             680

See accompanying notes to unaudited condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (In thousands, except share data) (Unaudited)

                                                                                        Accumulated
                                                                                          Other
                                             Common                      Undivided     Comprehensive     Treasury
                                             Stock         Surplus        Profits      Income (Loss)       Stock          Total
-----------------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 2004              $       819    $    76,926    $     78,676    $      3,015    ($       466)   $    158,970
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
    Net Income                                                                6,148                                           6,148
    Other comprehensive income                                                                2,444                           2,444
                                                                                                                       ------------

           Total Comprehensive Income                                                                                         8,592
                                                                                                                       ============

Cash dividends ($0.27 per share)                                             (2,448)                                         (2,448)
Exercise of stock options, and related
     tax benefit (15,128 shares, net)              1            373                                                             374
Common stock repurchased and returned
     to unissued status (6,087 shares)            (1)          (255)                                                           (256)

-----------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 2004               $       819    $    77,044    $     82,376    $      5,459    ($       466)   $    165,232
===================================================================================================================================


-----------------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 2005              $       816    $    75,837    $     94,522    $        871    ($     1,044)   $    171,002
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
    Net Income                                                                6,413                                           6,413
    Other comprehensive loss                                                                 (5,572)                         (5,572)
                                                                                                                       ------------
            Total Comprehensive Income                                                                                          841
                                                                                                                       ============

Cash dividends ($0.27 per share)                                             (2,442)                                         (2,442)
Exercise of stock options and related
    tax benefit (6,377 shares, net)                1            127                                                             128
Effect of 10% stock dividend                      82         42,380         (42,462)                                              0
Directors deferred compensation plan
   (528 shares, net)                                             35                                             (35)              0
Cash paid in lieu of fractional shares
   (279 shares)                                                                 (13)                                            (13)

-----------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 2005               $       899    $   118,379    $     56,018    ($     4,701)   ($     1,079)   $    169,516
===================================================================================================================================

Share and per share data have been retroactively adjusted to reflect a 10% stock dividend paid on February 15, 2005.

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Trustco, Inc. ("Tompkins" or the "Company"), is the corporate parent to three community banks, Tompkins Trust Company ("Trust Company"), The Bank of Castile and The Mahopac National Bank, which together operate 34 banking offices in New York State, and to one insurance agency subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). Unless the context otherwise requires, the term "Company" refers to Tompkins Trustco, Inc. and its subsidiaries.

Headquartered in Ithaca, New York, Tompkins is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Tompkins was organized in 1995, under the laws of the State of New York, as a bank holding company for the Trust Company, a commercial bank that has operated in Ithaca and surrounding communities since 1836. Through its community banking subsidiaries, the Company provides traditional banking and related financial services. Tompkins offers trust and investment services through Tompkins Investment Services, a division of Trust Company. The Company also offers insurance services through Tompkins Insurance, an independent agency with a history of over 100 years of service to individual and business clients throughout western New York. At year-end 2004, Tompkins Insurance expanded its geographic presence through its acquisition of Banfield & Associates, Inc., an insurance agency in Ithaca, New York. Each Tompkins subsidiary operates with a community focus, meeting the needs of the unique communities served.

2. Basis of Presentation

The unaudited condensed consolidated financial statements included in this quarterly report have been prepared in accordance with accounting principles generally accepted in the United States of America. In the application of certain accounting policies management is required to make assumptions regarding the effect of matters that are inherently uncertain. These estimates and assumptions affect the reported amounts of certain assets, liabilities, revenues, and expenses in the unaudited condensed consolidated financial statements. Different amounts could be reported under different conditions, or if different assumptions were used in the application of these accounting policies. The accounting policy management considers critical in this respect is the determination of the reserve for loan/lease losses.

In management's opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The consolidated financial information included herein combines the results of operations, the assets, liabilities, and shareholders' equity of the Company and its subsidiaries. Amounts in the prior period's consolidated financial statements are reclassified when necessary to conform to the current period's presentation. All significant intercompany balances and transactions are eliminated in consolidation. Share and per share data have been retroactively adjusted to reflect a 10% stock dividend paid on February 15, 2005.

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

                                                                                   Three months ended
(In thousands except per share data)                                            03/31/2005     03/31/2004
----------------------------------------------------------------------------------------------------------
Net Income:
   As reported                                                                 $      6,413   $      6,148
   Deduct:  Total stock-based employee compensation expense determined under
    fair value based method for all awards, net of all related tax effects              219            144
----------------------------------------------------------------------------------------------------------
   Pro forma                                                                   $      6,194   $      6,004
----------------------------------------------------------------------------------------------------------

Basic earnings per share:
  As reported                                                                  $       0.72   $       .068
----------------------------------------------------------------------------------------------------------
   Pro forma                                                                           0.69           0.67
----------------------------------------------------------------------------------------------------------

Diluted earnings per share:
   As reported                                                                 $       0.70   $       0.67
----------------------------------------------------------------------------------------------------------
   Pro forma                                                                           0.68           0.66
==========================================================================================================

No stock options were granted during the first three months of 2005 and 2004. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.

In December 2004, The FASB issued SFAS No. 123R, "Share-Based Payment." This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB No. 25 and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The grant-date fair value of employee stock options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). For equity awards that are modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. In the future, the notes to consolidated financial statements will include information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements. On April 14, 2005, the Securities and Exchange Commission amended the date for compliance with SFAS No. 123R to the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. SFAS No. 123R is therefore effective for the Company beginning January 1, 2006. The Company's method and timing of adoption has not yet been determined.


3. Earnings Per Share

The Company follows the provisions of SFAS No. 128, "Earnings per Share" ("EPS"). A computation of Basic EPS and Diluted EPS for the three-month periods ending March 31, 2005 and 2004 is presented in the table below.

-------------------------------------------------------------------------------------------------------------
                                                                                     Weighted         Per
Three months ended March 31, 2005                                   Net Income    Average Shares     Share
(In thousands except share and per share data)                      (Numerator)    (Denominator)     Amount
-------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to common shareholders                            $      6,413      8,953,452   $       0.72

Effect of dilutive securities:
Stock options                                                                          151,462

Diluted EPS:
Income available to common shareholders plus assumed conversions   $      6,413      9,104,914   $       0.70
=============================================================================================================

-------------------------------------------------------------------------------------------------------------
                                                                                     Weighted         Per
Three months ended March 31, 2004                                   Net Income    Average Shares     Share
(In thousands except share and per share data)                      (Numerator)    (Denominator)     Amount
-------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to common shareholders                            $      6,148      8,979,013   $       0.68

Effect of dilutive securities:
Stock options                                                                          155,305

Diluted EPS:
Income available to common shareholders plus assumed conversions   $      6,148      9,134,318   $       0.67
=============================================================================================================

* Share and per share data have been retroactively adjusted to reflect a 10% stock dividend paid on February 15, 2005.

The effect of dilutive securities calculation for 2004 excludes stock options of 6,050 because the exercise price of the options was greater than the average market value of the Company's common stock during the period.

4. Comprehensive Income

                                                                               Three months ended
(In thousands)                                                              03/31/2005    03/31/2004
----------------------------------------------------------------------------------------------------
Net income                                                                  $    6,413    $    6,148
----------------------------------------------------------------------------------------------------

Net unrealized holding (losses) gains during the period                         (5,568)        2,479
                         Memo: Pre-tax net unrealized holding (loss) gain       (9,280)        4,131

Reclassification adjustment for net realized gain on
     available-for-sale securities                                                  (4)          (35)
                                           Memo: Pretax net realized gain           (6)          (58)
----------------------------------------------------------------------------------------------------
Other comprehensive (loss) income                                               (5,572)        2,444
----------------------------------------------------------------------------------------------------
Total comprehensive income                                                  $      841    $    8,592
====================================================================================================

5.  Employee Benefit Plans

The following table sets forth the amount of the net periodic benefit cost recognized, including the following components: the service cost and interest cost; the expected return on plan assets for the period; the amortization of the unrecognized transitional obligation or transition asset; and the amounts of recognized gains and losses, prior service cost recognized, and gain or loss recognized due to settlement or curtailment, for the Company's pension plan, post-retirement plan (Life and Heath), and supplemental employee retirement plans (SERP).

Components of Net Period Benefit Cost

                                                    Pension Benefits            Life and Health            SERP Benefits
                                                   Three months ended          Three months ended        Three months ended
(In thousands)                                  03/31/2005    03/31/2004    03/31/2005   03/31/2004   03/31/2005   03/31/2004
-----------------------------------------------------------------------------------------------------------------------------
Service cost                                    $      377    $      345    $       50   $       44   $       32   $       18
Interest cost                                          434           409            81           77           99           83
Expected return on plan assets for the period         (660)         (584)            0            0            0            0
Amortization of transition (asset) liability             0             0            29           29            0            0
Amortization of prior service cost                     (33)          (33)            2            2           26           26
Amortization of net loss                               164           168             3            1           20            7
-----------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                       $      282    $      305    $      165   $      153   $      177   $      134
=============================================================================================================================

The Company previously disclosed in its financial statements for the year ended December 31, 2004, included in its 2004 Annual Report on Form 10-K, that although it was not required to contribute to the pension plan in 2005, it may voluntarily contribute to the pension plan in 2005. There was no contribution to the pension plan through the first three months of 2005.

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

In May 2004, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which supersedes FSP FAS 106-1 of the same title. The FSP clarifies the accounting for the benefits attributable to new government subsidies for companies that provide prescription drug benefits to retirees. The new accounting requirements became effective at the beginning of the third calendar quarter of 2004. In accordance with FSP FAS 106-1, the Company elected to defer accounting for the economic effects of the new Medicare Act pending specific authoritative guidance on the accounting for the federal subsidy. The Company has reviewed the requirements of the Medicare Act relative to its post-retirement plan and has determined that the effects will not be material to the Company's consolidated financial statements.

6.  Financial Guarantees

FASB Interpretation No. 45 (FIN No. 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 requires certain disclosures and potential liability recognition for the fair value at issuance of guarantees that fall within its scope. Based upon management's interpretation of FIN No. 45, the Company currently does not issue any guarantees that would require liability recognition under FIN No. 45, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of March 31, 2005, the Company's maximum potential obligation under standby letters of credit was $28.2 million. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate losses as a result of these transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


BUSINESS

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

Effective January 1, 2001, the Company completed the acquisition of 100% of the common stock of Austin, Hardie, Wise Agency, Inc. and Ernest Townsend & Son, Inc., in a cash and stock transaction accounted for as a purchase. The two agencies were merged with and into Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"), a wholly-owned subsidiary of Tompkins. Subsequently, the Company has acquired four additional insurance agencies, which have been merged into Tompkins Insurance. Tompkins Insurance primarily offers property and casualty insurance to individuals and businesses in Western New York State. Tompkins Insurance has eight offices located in a geographic area that closely matches the footprint of The Bank of Castile. At year-end 2004, Tompkins Insurance expanded its geographic presence into the Ithaca, New York market with the acquisition of Banfield and Associates, Inc., an insurance agency in Ithaca, New York. Further details pertaining to the mergers and acquisitions are presented in Note 6 to the notes to consolidated financial statements to the Company's audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

The Company completed construction of Tompkins Financial Center in Batavia, New York in the first quarter of 2005. The building will house the management of The Bank of Castile and Tompkins Insurance Agencies, Inc. Representatives from Tompkins Investment Services, a division of Tompkins Trust Company will also be available to discuss financial planning and management.

Through its community bank subsidiaries, the Company provides traditional banking and related financial services, which constitute the Company's only reportable business segment. Banking services consist primarily of attracting deposits from the areas served by its 34 banking offices and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans (including commercial loans collateralized by real estate), and leases, and providing trust and investment related services. The Company's principal expenses are interest on deposits, interest on borrowings, and operating and general administrative expenses, as well as provisions for loan/lease losses. Funding sources, other than deposits, include borrowings, securities sold under agreements to repurchase, and cash flow from lending and investing activities. The Company conducts trust and investment services through Tompkins Investment Services, including investment management accounts, custody accounts, trusts, retirement plans and rollovers, estate settlement, and financial planning. Tompkins Insurance primarily provides services consisting of property and casualty insurance for individuals and businesses, which complement the services offered through the Company's banking subsidiaries.

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

Other external factors affecting the Company's operating results are market rates of interest, the condition of financial markets, and both national and regional economic conditions. The Company's subsidiary banks operate 34 offices, including one limited-service office, serving communities in many upstate New York markets. Economic climates in these markets vary by region. The Western New York market served by The Bank of Castile was the most challenging in recent years, due to cutbacks and layoffs by some major employers in Rochester, New York. Conditions in this market appear to have improved. The economic climates in the Central New York markets served by Tompkins Trust Company and the lower Hudson Valley markets served by Mahopac National Bank remain favorable.

The following discussion is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of Tompkins Trustco, Inc. and its operating subsidiaries. It should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and the unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q.


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


Critical Accounting Policy

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

The Company has developed a methodology to measure the amount of estimated loan loss exposure inherent in the loan portfolio to ensure that an adequate reserve is maintained. The methodology includes an estimate of exposure for the following: specifically reviewed and graded loans, historical loss experience by product type, past due and nonperforming loans, and other internal and external factors such as local and regional economic conditions, growth trends, and credit policy and underwriting standards. The methodology includes a review of loans considered impaired in accordance with the Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", as well as other commercial loans and commercial mortgage loans that are evaluated using an internal rating system. An estimated exposure amount is assigned to these internally reviewed credits based upon a review of the borrower's financial condition, payment history, collateral adequacy, and business conditions. For commercial loans and commercial mortgage loans not specifically reviewed, and for more homogenous loan portfolios such as residential mortgage loans and consumer loans, estimated exposure amounts are assigned based upon historical loss experience as well as past due status. Lastly, an additional reserve is maintained based upon management's judgment and assessment of other quantitative and qualitative factors such as regional and local economic conditions and portfolio growth trends.

Since the methodology is based upon historical experience and trends as well as management's judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, and declines in local property values. While management's evaluation of the reserve for loan/lease losses as of March 31, 2005, considers the reserve to be adequate, under adversely different conditions or assumptions, the Company would need to increase the reserve.

All accounting policies are important and the reader of the Company's financial statements should review these policies, described in Note 1 to the notes to consolidated financials statements to the Company's audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, to gain a greater understanding of how the Company's financial performance is reported.

OVERVIEW
For the quarter ended March 31, 2005, net income was $6.4 million, an increase of 4.3% compared to net income of $6.1 million for the same period in 2004. Diluted earnings per share were $0.70 for the first quarter of 2005, compared to $0.67 for the same period in 2004. Higher net interest income was the principal driver of net income growth in 2005 over the same period in 2004. Net interest income benefited from growth in average earnings assets, primarily loans, and growth in core deposits, including noninterest-bearing deposits. Noninterest income benefited from strong growth in insurance commissions and fees, while other key fee income categories were relatively flat compared to the same period in 2004. The Company's strategies include a commitment to community banking and a diversification of revenue sources, by offering a strong suite of products and services, including trust and investment services, insurance sales, card services, and other banking and related financial services, in addition to the interest and fees generated from loans and securities.

Key performance measurements for the Company include return on average assets
(ROA) and return on average shareholders' equity (ROE). Return on average assets for the quarter ended March 31, 2005, was 1.30%, which is unchanged from that reported for the same period in 2004. Return on average shareholders' equity for the first quarter of 2005 was 15.14%, compared to 15.30% for the same period in 2004.

Although interest rates are low by historical standards, the rising interest rate environment is a primary challenge to the Company's operating performance in the short term. The low interest rate environment over the past two years has resulted in a decline in the Company's asset yields and a low cost of funds. As rates move upwards, the Company's funding sources, including deposits, are likely to reprice faster than its asset base, which would put pressure on the net interest margin in the short term.

Asset quality for the first quarter 2005 showed some improvement when compared to the same period last year, with nonperforming assets decreasing to $6.6 million at March 31, 2005, from $8.6 million at March 31, 2004. The ratio of nonperforming assets to total assets improved from 0.44% at March 31, 2004, to 0.33% at March 31, 2005. Net charge-offs in the first quarter of 2005 were $81,000, compared to $374,000 in the first quarter of 2004. With the improvement in asset quality, the provision expense decreased to $452,000 in the first quarter of 2005 from $788,000 in the same period in 2004.

RESULTS OF OPERATIONS

Net Interest Income
The Average Consolidated Balance Sheet and Net Interest Analysis included in this Quarterly Report on Form 10-Q illustrates the trend in average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. The Company earned taxable-equivalent net interest income of $19.1 million for the three months ended March 31, 2005, an increase of 6.2% over the same period in 2004. Taxable-equivalent net interest income benefited from growth in average earning assets, primarily loans, higher interest rates on loans, and growth in deposits, which replaced higher cost non-core funding sources. Growth in commercial loans and commercial real estate loans coupled with an increase in the Prime Lending Rate led to an increase in the yield on average earning assets from 5.42% for the first quarter of 2004, to 5.61% for the same period in 2005. The net interest margin improved from 4.12% in the first quarter of 2004, to 4.18% in the first quarter of 2005.

Average earning assets for the first quarter of 2005 increased by $99.9 million, or 5.7% over the same period in 2004. Growth in average earning assets was concentrated in commercial and residential lending products. Average total loans grew by $105.8 million, which included a $61.9 million increase in average commercial real estate loans, a $46.3 million increase in average residential real estate loans, and a $5.4 million increase in average commercial loans. Average commercial lending products represented 50.5% of average total loans at March 31, 2005, compared to 49.5% at March 31, 2004. Consumer loans and direct financing leases were down by $4.3 million and $2.7 million, respectively. The growth in the loan portfolio occurred across the Company's banking subsidiaries and is partially attributable to the new markets served by the four banking offices opened over the past three years. Average securities (excluding changes in unrealized gains and losses on available-for-sale securities) for the first quarter of 2005 were up 1.4% over the same period in 2004, while average liquid assets (Federal funds sold and interest-bearing bank balances) were down $15.0 million or 62.0% over the same period. These short-term liquid assets were used to support loan growth.

Core deposits (total deposits, less brokered deposits, municipal money market deposits, and time deposits of $100,000 or more) supported the growth in average assets in the first three months of 2005. Average core deposits for the three months ended March 31, 2005 increased by $65.5 million, or 5.7%, from an average balance of $1.1 billion for the first three months of 2004, to approximately $1.2 billion. Core deposits represent the Company's largest and lowest cost funding source, with average core deposits representing 66.2% of average liabilities for the first three months of 2005. This compares to 65.7% for the same period in 2004. Growth in average core deposits included a $30.4 million or 10.8% increase in noninterest-bearing deposits. Recent additions to the Company's branch network contributed to the growth in deposits. The cost of interest-bearing deposits increased to 1.51% for the first quarter of 2005, from 1.25% from the first quarter of 2004.

Non-core funding sources, which include time deposits of $100,000 or more, brokered deposits, municipal money market deposits, Federal funds purchased, securities sold under agreements to repurchase (repurchase agreements), and other borrowings provided additional sources of funding to support asset growth. Average balances on these non-core funding sources for the first quarter of 2005 were up by $19.5 million over average balances for the first quarter of 2004. This net increase reflects significant growth in time deposits of $100,000 or more, which was partially offset by declines in municipal money market accounts, securities sold under repurchase agreements, and other borrowings. Average time deposits of $100,000 or more for the first quarter of 2005 were up $77.9 million or 68.4% from the same period in 2004. There was some upward rate movement on some time deposit categories, which contributed to the growth in this deposit category. The Company used these deposits to replace other maturing, higher cost, non-core funding. Average other borrowings for the quarter ended March 31, 2005 were down $22.6 million or 26.6% and average securities sold under agreements to repurchase were down $39.5 million or 20.8% from the same period in 2004.

Provision for Loan/Lease Losses
The provision for loan/lease losses represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses at an adequate level. Management has developed a model to measure the amount of estimated loan loss exposure inherent in the loan portfolio to ensure that an adequate reserve is maintained. For the first quarter of 2005, the provision for loan/lease losses was $452,000, compared to $788,000 for the same period in 2004. The provision for loan/lease losses in 2005 benefited from lower net charge-offs and nonperforming loans compared to prior year. Net charge-offs were $81,000 for the first quarter of 2005 compared to $374,000 for the first quarter of 2004. Nonperforming loans and leases were $6.2 million, or 0.52% of total loans and leases at March 31, 2005 compared to $8.3 million, or 0.76% of total loans and leases at March 31, 2004. The reserve for loan/lease losses as a percentage of period end loans was 1.08% at March 31, 2005, compared 1.11% at March 31, 2004.

Noninterest Income
Although net interest income is the Company's primary revenue source, competitive, regulatory and economic conditions have led management to target noninterest income sources as important drivers of long-term revenue growth. Noninterest income for the three months ended March 31, 2005, was $6.8 million, a decrease of 1.5% from the same period in 2004. For the first quarter of 2005, noninterest income represented 26.9% of total revenue, compared to 28.4% for the same period in 2004.

Trust and investment services income was $1.4 million in the first quarter of 2005, which is up 2.4% over the same period in 2004. New business generation contributed to the growth in trust and investment services income for the first quarter of 2005. Tompkins Investment Services generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing investments in employee benefits plans. Services are primarily provided to customers in the Trust Company's market area of Tompkins County and surrounding areas; however, Tompkins Investment Services has a growing client base in the Company's other market areas. The division currently manages assets for clients throughout the United States. Fees are largely based on the market value of assets managed by Tompkins Investment Services, and may vary by the mix of accounts between the various categories. Volatility in the equity and bond markets impact the market value of trust assets and the related investment fees. The market value of assets managed by, or in custody of, Tompkins Investment Services was $1.5 billion at March 31, 2005, up 7.8% from March 31, 2004. Trends for new business in trust and investments services remain positive.

Service charges on deposit accounts of $1.8 million for the first three months of 2005 were flat compared to the same period in 2004. The largest component of this category is overdraft fees, which is largely driven by customer activity. A key factor affecting overdraft income is check volume, which has been trending downward as a result of increased debit card volumes and other electronic payment methods. The average dollar volume of noninterest-bearing accounts increased by $30.4 million between March 31, 2005, and March 31, 2004, to $311.0 million. Average interest-bearing checking, savings and money market accounts were flat over the same period.

Insurance commissions and fees were $1.9 million for the first three months of 2005, up 20.9% from the $1.5 million for the same period in 2004. The acquisition of Banfield & Associates, Inc., an insurance agency in Ithaca, New York, at year-end 2004 accounted for approximately 54.2% of the revenue growth for the first three months of 2005. Also contributing to the revenue growth over prior year were increased profit-sharing commissions from insurance underwriters and continued efforts by Tompkins Insurance to offer services to bank customers by sharing certain offices with The Bank of Castile.

Card services income of $603,000 for the three months ended March 31, 2005, was up 8.1% from the $558,000 earned in the first three months of 2004. The increase in income over prior year was concentrated in debit card income and reflects an increased number of cardholders, higher transaction volume and fee increases. Card services continues to bolster revenues as technology has created opportunities to better serve customers with new products. This is a highly competitive business with many large national competitors.

Other service charges were $654,000 for the first quarter of 2005 compared to $904,000 for the same period in 2004. Contributing to the $250,000 decrease in this category was an unfavorable adjustment in net merchant card processing income relating to a systems upgrade at our card processor, and lower loan related fees.

Noninterest income for the first three months of 2005 includes $253,000 of income relating to increases in the cash surrender value of corporate owned life insurance (COLI). This compares to $302,000 for the same period in 2004. The COLI relates to life insurance policies covering certain senior officers of the Company. The Company's average investment in COLI was $24.1 million for the three-month period ended March 31, 2005, compared to $22.9 million for the same period in 2004. Although income associated with the insurance policies is not included in interest income, the COLI produced a tax-equivalent return of 7.10% for the first three months of 2005, compared to 7.81% for the same period in 2004.

Net gains on loan sales were $42,000 in the first three months of 2005, compared with $122,000 during the same period last year. The recent increase in market interest rates has significantly slowed the volume of applications to refinance loans. Application volume is predominately purchase volume and the majority is being originated as portfolio loans since they meet the parameters for portfolio loans as established by the Company's Asset/Liability Management Committee. Loan sales decreased to $2.8 million in the first three months of 2005, down from $5.0 million in the first three months of 2004.

Noninterest Expenses
Total noninterest expenses were $15.2 million for the first three months of 2005, an increase of 7.1% over noninterest expenses of $14.2 million for the same period in 2004. The increase in noninterest expense in the first three months of 2005 is concentrated in personnel-related costs. Personnel-related expenses comprise the largest segment of noninterest expense, representing 58.0% of noninterest expense for the first three months of 2005 compared to 58.8% of noninterest expense for the first three months of 2004. The 5.8% increase in personnel-related expenses year-over-year was primarily a result of higher salaries and wages related to an increase in average full time equivalent employees (FTEs), from 570 at March 31, 2004 to 582 at March 31, 2005, and annual salary adjustments. Healthcare costs and other postretirement benefits were also up over the same period in 2004, resulting in a $153,000 increase in pension and other employee benefits to $2.0 million for the first quarter of 2005. The increase in average FTEs is primarily a result of staffing requirements at the Company's newer offices and the recent insurance agency acquisition by Tompkins Insurance in 2004.

Expenses related to bank premises and furniture and fixtures totaled $1.9 million for the first three months of 2005, an increase of 6.3% over the same period last year. Additions to the Company's branch network as well as higher real estate taxes, insurance and utility costs contributed to the increased expenses for bank premises and furniture and fixtures year-over-year.

Marketing expense totaled $547,000 for the first three months of 2005, an increase of 37.8% over the same period in 2004. Planned marketing initiatives for 2005 accounted for the increase in marketing expenditures over the prior year.

Software licenses and maintenance expenses were $433,000 in the first quarter of 2005 compared to $342,000 in the first quarter of 2004, an increase of 26.6%. Increases in annual maintenance contracts contributed to the increase in this category, as did expenses related to the implementation of a new procurement and accounts payable system.

Other noninterest expenses amounted to $2.6 million in the three-month period ended March 31, 2005, compared to $2.5 million for the same period in 2004. The increase was in numerous expense categories including business development, printing and supplies, collections, audits and examinations, legal fees, education and training, and donations.

Income Tax Expense
The provision for income taxes provides for Federal and New York State income taxes. The provision for the three months ended March 31, 2005, was $3.1 million, which was unchanged from the same period in 2004. The Company's effective tax rate for the first three months of 2005 was 32.5%, compared to 33.3% for the same period in 2004. The lower effective tax rate reflects higher levels of nontaxable income, such as income from investments in municipal bonds and tax-exempt loans and leases.

FINANCIAL CONDITION
The Company's total assets were $2.0 billion at March 31, 2005, representing an increase of $35.4 million over total assets reported at December 31, 2004. Asset growth included a $21.4 million increase in total loans and a $5.4 million increase in the carrying value of securities. Loan growth during the period is net of $2.8 million in sales of fixed rate residential mortgage loans during the first three months of 2005. Loan growth was concentrated in the commercial lending products and residential real estate loans. Deposits were up $45.3 million in the first three months of 2005, to $1.6 billion at March 31, 2005. Newer offices in the Company's branch network continued to support growth in deposits in the first three months of 2005.

Capital
Total shareholders' equity totaled $169.5 million at March 31, 2005, a decrease of $1.5 million from December 31, 2004. Surplus increased by $42.5 million, from $75.8 million at December 31, 2004, to $118.4 million at March 31, 2005; while undivided profits decreased $38.5 million from $94.5 million at December 31, 2004, to $56.0 million at March 31, 2005 and accumulated other comprehensive income decreased $5.6 million over the same period. The increase in surplus and decrease in undivided profits reflects the 10% stock dividend paid on February 15, 2005. The decrease in accumulated other comprehensive income relates to a decrease in unrealized gains on available-for-sale securities largely due to recent increases in interest rates. Cash dividends paid in the first three months of 2005 totaled approximately $2.4 million, representing 38.1% of year-to-date earnings. Cash dividends of $0.27 per share paid during the first quarter of 2005 were unchanged from the $0.27 per share paid during the same period in 2004. Dividends per share amounts were retroactively adjusted to reflect the 10% stock dividend paid on February 15, 2005.

On July 27, 2004, the Company's board of directors approved a stock repurchase plan (the "2004 Plan") to replace the expiring 2002 Plan. The 2004 Plan authorizes the repurchase of up to 440,000 shares of the Company's outstanding common stock over a two-year period. There were no purchases under the 2004 Plan during the first quarter of 2005. As of March 31, 2005, remaining shares available for repurchase under the 2004 Plan were 440,000.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and its subsidiaries meet all capital adequacy requirements to which they are subject. The table below reflects the Company's capital position at March 31, 2005, compared to the regulatory capital requirements for "well capitalized" institutions.

REGULATORY CAPITAL ANALYSIS - March 31, 2005
--------------------------------------------------------------------------------------
                                                   Actual            Well Capitalized
                                                                        Requirement
(Dollar amounts in thousands)                Amount      Ratio       Amount      Ratio
--------------------------------------------------------------------------------------
Total Capital (to risk weighted assets)    $  175,104     13.6%    $  128,961     10.0%
Tier I Capital (to risk weighted assets)   $  162,184     12.6%    $   77,376      6.0%
Tier I Capital (to average assets)         $  162,184      8.2%    $   99,176      5.0%
======================================================================================

As illustrated above, the Company's capital ratios on March 31, 2005, remain well above the minimum requirement for well capitalized institutions. As of March 31, 2005, the capital ratios for each of the Company's subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

Reserve for Loan/Lease Losses and Nonperforming Assets
Management reviews the adequacy of the reserve for loan/lease losses (the "reserve") on a regular basis. Management considers the accounting policy relating to the reserve to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the reserve required to cover credit losses in the Company's portfolio and the material effect that assumption could have on the Company's results of operations. Factors considered in determining the adequacy of the reserve and the related provision include: management's approach to granting new credit; the ongoing monitoring of existing credits by the internal and external loan review functions; the growth and composition of the loan and lease portfolio; comments received during the course of regulatory examinations; current local economic conditions; past due and nonperforming loan statistics; estimated collateral values; and a historical review of loan and lease loss experience. Based upon consideration of the above factors, management believes that the reserve is adequate to provide for the risk of loss inherent in the current loan and lease portfolio. Activity in the Company's reserve for loan/lease losses during the first three months of 2005 and 2004 is illustrated in the table below.

ANALYSIS OF THE RESERVE FOR LOAN/LEASE LOSSES  (In thousands)
------------------------------------------------------------------------------------------------
                                                                March 31, 2005    March 31, 2004
------------------------------------------------------------------------------------------------
Average Loans and Leases Outstanding Year to Date               $    1,183,797    $    1,078,043
------------------------------------------------------------------------------------------------
Beginning Balance                                                       12,549            11,685
------------------------------------------------------------------------------------------------
Provision for loan/lease losses                                            452               788
     Loans charged off                                                    (265)             (576)
     Loan recoveries                                                       184               203
------------------------------------------------------------------------------------------------
Net charge-offs                                                            (81)              373
------------------------------------------------------------------------------------------------
Ending Balance                                                  $       12,920    $       12,100
================================================================================================

The reserve represented 1.08% of total loans and leases outstanding at March 31, 2005, down from 1.11% at March 31, 2004. The reserve coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) increased from 1.46 times at March 31, 2004, to 2.09 times at March 31, 2005. Management is committed to early recognition of loan problems and to maintaining an adequate reserve.

The level of nonperforming assets at March 31, 2005, and 2004, is illustrated in the table below. Nonperforming assets of $6.6 million as of March 31, 2005, reflect a decrease of $2.0 million from $8.6 million as of March 31, 2005. The current level of nonperforming assets was 0.33% of total assets at March 31, 2005, compared to 0.44% at March 31, 2004. Approximately $312,000 of nonperforming loans at March 31, 2005, were secured by U.S. Government guarantees, while $1.7 million were secured by one-to-four family residential properties.

Potential problem loans/leases are loans/leases that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans/leases as nonperforming at some time in the future. Management considers loans/leases classified as Substandard that continue to accrue interest to be potential problem loans/leases. At March 31, 2005, the Company's internal loan review function had identified 35 commercial relationships totaling $18.8 million, which it has classified as Substandard, which continue to accrue interest. As of December 31, 2004, the Company's internal loan review function had classified 25 commercial relationships totaling $13.9 million, which continue to accrue interest, as Substandard. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in aggregate, give management reason to believe that the current risk exposure on these loans is not significant. At March 31, 2005, approximately $3.8 million of these loans were backed by guarantees of U.S. government agencies. While in a performing status as of March 31, 2005, these loans exhibit certain risk factors, which have the potential to cause them to become nonperforming in the future. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.

NONPERFORMING ASSETS (In thousands)
---------------------------------------------------------------------------------------------------------
                                                                         March 31, 2005    March 31, 2004
---------------------------------------------------------------------------------------------------------
Nonaccrual loans and leases                                              $        6,000    $        8,062
Loans past due 90 days and accruing                                                   6                46
Troubled debt restructuring not included above                                      185               195
---------------------------------------------------------------------------------------------------------
     Total nonperforming loans                                                    6,191             8,303
---------------------------------------------------------------------------------------------------------
Other real estate, net of allowances                                                359               299
---------------------------------------------------------------------------------------------------------
     Total nonperforming assets                                          $        6,550    $        8,602
---------------------------------------------------------------------------------------------------------
Total nonperforming loans/leases as a percent of total loans/leases                0.52%             0.76%
---------------------------------------------------------------------------------------------------------
Total nonperforming assets as a percentage of total assets                         0.33%             0.44%
=========================================================================================================

Deposits and Other Liabilities
Total deposits of $1.6 billion at March 31, 2005 were up $45.3 million, or 2.9%, from December 31, 2004. The majority of the growth was in time deposits of $100,000 or more as the rates on certain of these deposit accounts moved higher. Core deposits, which represent the primary funding source for the Company, were down less than 1.0% from year-end 2004. Core deposits totaled $1.2 billion at March 31, 2005, and represented 65.1% of total liabilities. This compares to core deposits of $1.2 billion, representing 66.9% of total liabilities, at December 31, 2004.

Non-core funding sources for the Company totaled $620.4 million at March 31, 2005, up from $575.9 million at December 31, 2004. Non-core funding at March 31, 2005 included municipal deposits, time deposits of $100,000 or more, term advances and repurchase agreements with the Federal Home Loan Bank (FHLB), Federal funds purchased, and retail repurchase agreements.

The growth in non-core funding between December 31, 2004 and March 31, 2005 was almost entirely in time deposits of $100,000 or more, which were up $72.7 million to $222.8 million at March 31, 2005, from $150.1 million at December 31, 2004. The growth was primarily due to an increase in interest rates on certain time deposit products. The growth in time deposits of $100,000 or more was partially offset by a decrease in other non-core funding sources.

The Company's liability for securities sold under agreements to repurchase ("repurchase agreements") amounted to $139.9 million at March 31, 2005, a decrease of $13.8 million from $153.7 million at December 31, 2004. Included in repurchase agreements at March 31, 2005, were $90.0 million in Federal Home Loan Bank ("FHLB") repurchase agreements and $49.9 million in retail repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date.

The Company's other borrowings include amounts owed to the FHLB. The Company increased its other borrowings from the FHLB by $3.7 million, to $67.0 million at March 31, 2005, from $63.3 million at year-end 2004.

Included in the $157.0 million in term advances and repurchase agreements with the FHLB are $106.0 million of callable advances. The advances have call dates between 2005 and 2007 and are callable quarterly at the option of the FHLB.

Liquidity
Liquidity represents the Company's ability to efficiently and economically accommodate decreases in deposits and other liabilities, and fund increases in assets. The Company uses a variety of resources to meet its liquidity needs, which include cash and cash equivalents, short-term investments, cash flow from lending and investing activities, deposit growth, securities sold under repurchase agreements, and borrowings. The Company may also use borrowings as part of a growth strategy. The Company's Asset Liability Management Committee reviews periodic reports on liquidity and interest rate sensitivity.

Cash and cash equivalents totaled $45.4 million as of March 31, 2005, up from $40.9 million at December 31, 2004. Short-term investments, consisting of securities due in one year or less, increased from $33.8 million at December 31, 2004, to $35.1 million on March 31, 2005. The Company also pledges securities as collateral for certain non-core funding sources. Securities carried at $522.1 million at December 31, 2004, and $541.9 million at March 31, 2005, were designated as pledged as collateral for public deposits or other borrowings, and pledged or sold under agreements to repurchase. Pledged securities represented 81.4% of total securities as of March 31, 2005, compared to 79.1% as of December 31, 2004.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $298.0 million at March 31, 2005 compared with $301.9 million at December 31, 2004. Using current prepayment assumptions, cash flow from the investment portfolio is estimated to be approximately $138.2 million over the next 12 months. Investments in residential mortgage loans, consumer loans, and leases totaled approximately $570.0 million at March 31, 2005. Aggregate amortization from monthly payments on these loan assets provides significant additional cash flow to the Company.

Core deposits are a primary funding source and represent a low cost funding source obtained primarily through its branch network. In addition to core deposits, the Company uses non-core funding source to support asset growth. These non-core funding sources include time deposits of $100,000 or more, brokered time deposits, municipal money market accounts, securities sold under agreements to repurchase and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources, as a percentage of total liabilities, increased from 32.0% at December 31, 2004 to 33.8% at March 31, 2005. The increase in the dollar volume of non-core funding was concentrated in time deposits of $100,000 or more. Rates on these products have moved up due to higher market interest rates and competitive market conditions.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At March 31, 2005, the unused borrowing capacity on established lines with the FHLB was $134.2 million. As members of the FHLB, the Company's subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At March 31, 2005, total unencumbered residential mortgage loans of the Company were $268.1 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

The Company has not identified any trends or circumstances that are reasonably likely to result in material increases or decreases in liquidity in the near term.

Item 3.        Quantitative and Qualitative Disclosure About Market Risk

Interest rate risk is the primary market risk category associated with the Company's operations. Interest rate risk refers to the volatility of earnings caused by changes in interest rates. The Company manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time. The simulation models are used to estimate the potential effect of interest rate shifts on net interest income for future periods. Each quarter the Asset/Liability Management Committee reviews the simulation results to determine whether the exposure of net interest income to changes in interest rates remains within board-approved levels. The Committee also discusses strategies to manage this exposure and incorporates these strategies into the investment and funding decisions of the Company. The Company has not made use of derivatives, such as interest rate swaps, to manage its interest rate risk exposure.

The Company's board of directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 200 basis point change in rates. Based upon the simulation analysis performed as of March 31, 2005, a 200 basis point upward shift in interest rates over a one-year time frame would result in a one-year decline in net interest income of approximately 2.41%, while a 100 basis point decline in interest rates over a one-year period would result in a decrease in net interest income of 0.95%. This simulation assumes no balance sheet growth and no management action to address balance sheet mismatches. Over the past several years, balance sheet growth has helped to offset the effects of a lower interest rate environment and to increase net interest income. The negative exposure in a rising rate environment is mainly driven by the repricing assumptions of the Company's core deposit base and the lag in the repricing of the Company's adjustable rate assets. Longer-term, the impact of a rising rate environment is positive as the asset base continues to reset at higher levels, while the repricing of the rate sensitive liabilities moderates. The negative exposure in the 100 basis point decline scenario results from the Company's assets repricing downward more rapidly than the rates on the Company's interest-bearing liabilities, mainly deposits, as deposit rates are at low levels given the historically low interest rate environment over the several years. The aforementioned percentage changes in net interest income are from our base case scenario. In our most recent base case simulation, which assumes interest rates remain unchanged from the date of the simulation, showed a relatively flat net interest margin during 2005.

Although the simulation model is useful in identifying potential exposure to interest rate movements, actual results may differ from those modeled as the repricing, maturity, and prepayment characteristics of financial instruments may change to a different degree than modeled. In addition, the model does not reflect actions that management may employ to manage its interest rate risk exposure. The Company's current liquidity profile, capital position, and growth prospects offer management a level of flexibility to take actions that could offset some of the negative effects of unfavorable movements in interest rates. Management believes the current exposure to changes in interest rates is not significant in relation to the earnings and capital strength of the Company.

The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of March 31, 2005.

Condensed Static Gap - March 31, 2005                                      Repricing Interval

                                                                                                            Cumulative
(Dollar amounts in thousands)                        Total      0-3 months     3-6 months    6-12 months     12 months
-----------------------------------------------------------------------------------------------------------------------
Interest-earning assets                            $1,868,410   $  452,157     $   74,369     $  152,446     $  678,972
Interest-bearing liabilities                        1,513,972      581,776        125,402        180,589        887,767
-----------------------------------------------------------------------------------------------------------------------
Net gap position                                                  (129,619)       (51,033)       (28,143)      (208,795)
-----------------------------------------------------------------------------------------------------------------------
Net gap position as a percentage of total assets                     (6.46%)        (2.54%)        (1.40%)       (10.41%)
=======================================================================================================================


Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2005. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this Report on Form 10-Q the Company's disclosure controls and procedures were effective in providing reasonable assurance that any information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that material information relating to the Company and its subsidiaries is made known to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes identified in connection with the Company's management's evaluation, which evaluation included the participation of the Company's Chief Executive Officer and Chief Financial Officer, of changes made in the Company's internal control over financial reporting that occurred during the Company's first quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

          Average Consolidated Balance Sheet and Net Interest Analysis

                                                        Year to Date Period Ended                Year to Date Period Ended
                                                                 Mar-05                                   Mar-04
--------------------------------------------------------------------------------------------------------------------------------
                                                    Average                                  Average
                                                    Balance                    Average       Balance                   Average
(Dollar amounts in thousands)                        (YTD)      Interest     Yield/Rate       (YTD)      Interest     Yield/Rate
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
     Certificates of deposit with other banks     $    7,465   $       42          2.28%   $   19,319   $       49          1.02%
     Securities (1)
         U.S. Government Securities                  525,201        5,103          3.94%      523,166        5,316          4.09%
         State and municipal (2)                     113,372        1,595          5.71%       98,299        1,495          6.12%
         Other Securities (2)                         22,860          167          2.96%       30,793          151          1.97%
                                                  ------------------------------------------------------------------------------
         Total securities                            661,433        6,865          4.21%      652,258        6,962          4.29%
     Federal Funds Sold                                1,737           10          2.57%        4,867           11          0.91%
     Loans, net of unearned income (3)
          Real Estate                                792,171       12,011          6.15%      684,870       10,340          6.07%
          Commercial Loans (2)                       271,823        4,331          6.46%      266,410        3,762          5.68%
          Consumer Loans                             100,890        2,068          8.31%      105,149        2,196          8.40%
          Direct Lease Financing                      18,913          312          6.69%       21,614          344          6.40%
                                                  ------------------------------------------------------------------------------
          Total loans, net of unearned income      1,183,797       18,722          6.41%    1,078,043       16,642          6.21%
                                                  ------------------------------------------------------------------------------
          Total interest-earning assets            1,854,432       25,639          5.61%    1,754,487       23,664          5.42%
                                                  ------------------------------------------------------------------------------

Other assets                                         142,270                                  146,323

                                                  ----------                               ----------
          Total assets                            $1,996,702                               $1,900,810
                                                  ==========                               ==========

--------------------------------------------------------------------------------------------------------------------------------
LIABILITIES & SHAREHOLDERS' EQUITY EQUITY
Deposits
     Interest-bearing deposits
          Interest bearing checking, savings,
                 & money market                      770,208        1,607          0.85%      771,268        1,336          0.70%
          Time Dep > $100,000                        191,784        1,199          2.54%      113,882          618          2.18%
          Time Dep < $100,000                        276,038        1,644          2.42%      248,304        1,459          2.36%
          Brokered Time Dep < $100,000                41,001          299          2.96%       28,605          209          2.94%
                                                  ------------------------------------------------------------------------------
          Total interest-bearing deposits          1,279,031        4,749          1.51%    1,162,059        3,622          1.25%

Federal funds purchased & securities sold under
          agreements to repurchase                   150,270        1,064          2.87%      189,967        1,092          2.31%
Other borrowings                                      62,377          729          4.74%       84,973          963          4.56%
                                                  ------------------------------------------------------------------------------
     Total interest-bearing liabilities            1,491,678        6,542          1.78%    1,436,999        5,677          1.59%

Noninterest bearing deposits                         311,011                                  280,661
Accrued expenses and other liabilities                20,775                                   20,046
                                                  ----------                               ----------
     Total liabilities                             1,823,464                                1,737,706

Minority Interest                                      1,470                                    1,506

Shareholders' equity                                 171,768                                  161,598
                                                  ----------                               ----------
     Total liabilities and shareholders' equity   $1,996,702                               $1,900,810
                                                  ==========                               ==========
Interest rate spread                                                               3.83%                                    3.83%
                                                               ------------------------                 ------------------------
  Net interest income/margin on earning assets                 $   19,097          4.18%                $   17,987          4.12%

Tax equivalent adjustment                                            (674)                                    (632)
                                                               ----------                               ----------
  Net interest income per consolidated
       financial statements                                    $   18,423                               $   17,355
================================================================================================================================

(1) Average balances and yields exclude unrealized gains and losses on available-for-sale securities.
(2) Interest income includes the effects of taxable-equivalent adjustments using a blended Federal and State income tax rate of 40% to increase tax exempt interest income to a taxable-equivalent basis.
(3) Nonaccrual loans are included in the average loans totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in
    Note 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  None

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table includes all Company repurchases made on a monthly basis during the period covered by this Quarterly Report on Form 10-Q, including those made pursuant to publicly announced plans or programs.

----------------------------------------------------------------------------------------------------------------------------
                                                                                                        Maximum Number (or
                                                                                                        Approximate Dollar
                                                                              Total Number of Shares     Value) of Shares
                                                                               Purchased as Part of      that May Yet Be
                                  Total Number of       Average Price Paid      Publicly Announced     Purchased Under the
                                  Shares Purchased          Per Share           Plans or Programs       Plans or Programs
           Period                       (a)                    (b)                     (c)                     (d)
----------------------------------------------------------------------------------------------------------------------------
January 1, 2005 through
January 31, 2005                               832                $48.76                         0               440,000

February 1, 2005 through
February 28, 2005                                0                     0                         0               440,000

March 1, 2005 through
March 31, 2005                                   0                     0                         0               440,000

----------------------------------------------------------------------------------------------------------------------------
Total                                          832                $48.76                         0               440,000
----------------------------------------------------------------------------------------------------------------------------

The shares repurchased in the first quarter of 2005 were part of a directors deferred stock compensation plan pursuant to the Company's 1996 Stock Retainer Plan for Non-Employee Directors.

Item 3.           Defaults Upon Senior Securities

                  None


Item 4.           Submission of Matters to a Vote of Security Holders

                  None


Item 5.           Other Information

                  None

Item 6.           Exhibits

                  10.1 Summary of Compensation Arrangements for Named Executive Officers and Directors

                  31.1 Certification of the Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

                  31.2 Certification of the Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

                  32.1 Certification of the Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350 (filed herewith).

                  32.2 Certification of the Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350 (filed herewith).

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 5, 2005

TOMPKINS TRUSTCO, INC.


By: /s/ JAMES J. BYRNES
    ------------------------------
    James J. Byrnes
    Chairman of the Board,
    Chief Executive Officer



By: /s/ FRANCIS M. FETSKO
    ------------------------------
    Francis M. Fetsko
    Executive Vice President and
    Chief Financial Officer

EXHIBIT INDEX
-------------



EXHIBIT NUMBER                      DESCRIPTION                            PAGES
--------------------------------------------------------------------------------

10.1        Summary of Compensation Arrangements for Named Executive
            Officers and Directors                                           26

31.1        Certification of Chief Executive Officer as required by
            Rule 13a-14(a) of the Securities Exchange Act of 1934,
            as amended                                                       28

31.2        Certification of Chief Financial Officer as required by
            Rule 13a-14(a) of the Securities Exchange Act of 1934,
            as amended                                                       29

32.1        Certification of the Chief Executive Officer as required
            by Rule 13a-14(b) of the Securities Exchange Act of 1934
            as amended, 18 U.S.C. Section 1350                               30

32.2        Certification of the Chief Financial Officer as required
            by Rule 13a-14(b) of the Securities Exchange Act of 1934
            as amended, 18 U.S.C. Section 1350                               31