Form 10-Q
period 2005-06-30
TOMPKINS TRUSTCO INC
filed 2005-08-09
CIK 1005817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

                   Class                 Outstanding as of July 27, 2005
        ----------------------------     -------------------------------
        Common Stock, $.10 par value              8,960,710 shares

                             TOMPKINS TRUSTCO, INC.

                                    FORM 10-Q

                                      INDEX


PART I -FINANCIAL INFORMATION
                                                                                        PAGE
                                                                                        ----
         Item 1 - Financial Statements (Unaudited)
                  Condensed Consolidated Statements of Condition as of                    3
                  June 30, 2005 and December 31, 2004

                  Condensed Consolidated Statements of Income for
                  the three months and six months ended June 30, 2005 and 2004            4

                  Condensed Consolidated Statements of Cash Flows for the
                  six months ended June 30, 2005 and 2004                                 5

                  Condensed Consolidated Statements of Changes in Shareholders'
                  Equity for the six months ended June 30, 2005 and 2004                  6

                  Notes to Unaudited Condensed Consolidated Financial Statements          7-11

         Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               12-21

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk              21-22

         Item 4 - Controls and Procedures                                                 22

         Average Consolidated Balance Sheet and Net Interest Analysis                     23

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                                       24

         Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds             24

         Item 3 - Defaults on Senior Securities                                           24

         Item 4 - Submission of Matters to a Vote of Securities Holders                   24-25

         Item 5 - Other Information                                                       25

         Item 6 - Exhibits                                                                25

SIGNATURES                                                                                26

EXHIBIT INDEX                                                                             27

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                  (In thousands, except share data) (Unaudited)

                                                                                         As of           As of
ASSETS                                                                                 06/30/2005      12/31/2004
                                                                                      ------------    ------------
Cash and noninterest bearing balances due from banks                                  $     51,973    $     39,911
Interest bearing balances due from banks                                                     1,067           1,021
Available-for-sale securities, at fair value                                               592,119         591,071
Held-to-maturity securities, fair value of $76,023 at June 30, 2005,
   and $70,526 at December 31, 2004                                                         74,970          69,252
Loans and leases, net of unearned income and deferred costs and fees                     1,222,801       1,172,148
Less:  Reserve for loan/lease losses                                                        12,985          12,549
------------------------------------------------------------------------------------------------------------------
                                                                   Net Loans/Leases      1,209,816       1,159,599

Bank premises and equipment, net                                                            34,439          33,118
Corporate owned life insurance                                                              26,536          23,940
Goodwill                                                                                    12,286          12,280
Other intangible assets                                                                      2,451           2,782
Accrued interest and other assets                                                           36,747          37,321
------------------------------------------------------------------------------------------------------------------
                                                                       Total Assets   $  2,042,404    $  1,970,295
==================================================================================================================

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARIES AND SHAREHOLDERS' EQUITY
Deposits:
     Interest bearing:
          Checking, savings and money market                                          $    715,009    $    784,850
          Time                                                                             537,179         455,942
     Noninterest bearing                                                                   337,904         320,081
------------------------------------------------------------------------------------------------------------------
                                                                     Total Deposits      1,590,092       1,560,873

Federal funds purchased and securities sold under agreements to repurchase                 166,923         153,715
Other borrowings                                                                            84,435          63,303
Other liabilities                                                                           23,059          19,937
------------------------------------------------------------------------------------------------------------------
                                                                  Total Liabilities   $  1,864,509    $  1,797,828
------------------------------------------------------------------------------------------------------------------

Minority interest in consolidated subsidiaries                                               1,457           1,465

Shareholders' equity:
     Common Stock - par value $.10 per share: Authorized 15,000,000 shares;
       Issued: 8,980,389 at June 30, 2005; and 8,980,049 at December 31, 2004                  898             816
     Surplus                                                                               117,991          75,837
     Undivided profits                                                                      60,281          94,522
     Accumulated other comprehensive (loss) income                                          (1,592)            871
     Treasury stock, at cost - 50,697 shares at June 30, 2005,
       and 48,719 shares at December 31, 2004                                               (1,140)         (1,044)

------------------------------------------------------------------------------------------------------------------
                                                         Total Shareholders' Equity   $    176,438    $    171,002
------------------------------------------------------------------------------------------------------------------
                  Total Liabilities, Minority Interest in Consolidated Subsidiaries
                                                           and Shareholders' Equity   $  2,042,404    $  1,970,295
==================================================================================================================

Share data has been retroactively adjusted to reflect a 10% stock dividend paid on February 15, 2005. See accompanying notes to unaudited condensed consolidated financial statement

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                                                      Three months ended             Six months ended
                                                                  06/30/2005     06/30/2004      06/30/2005     06/30/2004
                                                                 ------------   ------------    ------------   ------------
INTEREST AND DIVIDEND INCOME
Loans                                                            $     19,749   $     16,842    $     38,409   $     33,430
Balances due from banks                                                     6             28              48             76
Federal funds sold                                                          2              5              13             17
Available-for-sale securities                                           5,908          5,973          11,618         11,920
Held-to-maturity securities                                               595            454           1,138            890
---------------------------------------------------------------------------------------------------------------------------
                            Total Interest and Dividend Income         26,260         23,302          51,226         46,333
---------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits:
     Time certificates of deposits of $100,000 or more                  1,492            659           2,691          1,276
     Other deposits                                                     3,928          3,008           7,478          6,013
Federal funds purchased and securities sold under agreements
     to repurchase                                                      1,204          1,091           2,269          2,182
Other borrowings                                                          835            934           1,564          1,897
---------------------------------------------------------------------------------------------------------------------------
                                        Total Interest Expense          7,459          5,692          14,002         11,368
---------------------------------------------------------------------------------------------------------------------------
                                           Net Interest Income         18,801         17,610          37,224         34,965
---------------------------------------------------------------------------------------------------------------------------
                        Less:  Provision for loan/lease losses            716            736           1,168          1,525
---------------------------------------------------------------------------------------------------------------------------
     Net Interest Income After Provision for Loan/Lease Losses         18,085         16,874          36,056         33,440
---------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Trust and investment services income                                    1,312          1,338           2,670          2,664
Service charges on deposit accounts                                     2,055          1,948           3,904          3,795
Insurance commissions and fees                                          1,935          1,657           3,789          3,191
Card services income                                                      665            631           1,268          1,189
Other service charges                                                     802            741           1,456          1,644
Increase in cash surrender value of corporate owned life insurance        264            280             516            582
Gains (losses) on sale of loans                                            78             (3)            120            119
Other income                                                              503            191             670            425
Net realized gain on available-for-sale securities                         13             19              19             78
---------------------------------------------------------------------------------------------------------------------------
                                      Total Noninterest Income          7,627          6,802          14,412         13,687
---------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salary and wages                                                        7,124          6,790          13,931         13,264
Pension and other employee benefits                                     1,844          1,782           3,868          3,653
Net occupancy expense of bank premises                                  1,013            920           2,058          1,874
Furniture and fixture expense                                             896            820           1,800          1,699
Marketing expense                                                         590            573           1,137            970
Professional fees                                                         346            269             671            575
Software licenses and maintenance                                         473            359             906            701
Cardholder expense                                                        338            356             663            635
Amortization of intangible assets                                         153            170             315            348
Other operating expense                                                 2,561          2,608           5,207          5,131
---------------------------------------------------------------------------------------------------------------------------
                                    Total Noninterest Expenses         15,338         14,647          30,556         28,850
---------------------------------------------------------------------------------------------------------------------------
                 Income Before Income Tax Expense and Minority
                         Interest in Consolidated Subsidiaries         10,374          9,029          19,912         18,277
---------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                             33             34              66             67
                                            Income Tax Expense          3,393          2,893           6,485          5,960
===========================================================================================================================
                                                    Net Income   $      6,948   $      6,102    $     13,361   $     12,250
===========================================================================================================================
Basic Earnings Per Share                                         $       0.78   $       0.68    $       1.49   $       1.36
===========================================================================================================================
Diluted Earnings Per Share                                       $       0.77   $       0.67    $       1.47   $       1.34
===========================================================================================================================

Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on February 15, 2005. See accompanying notes to unaudited condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                                      Six months ended
                                                                                  06/30/2005      06/30/2004
                                                                                 ------------    ------------
OPERATING ACTIVITIES
Net income                                                                       $     13,361    $     12,250
Adjustments to reconcile net income to net cash
     provided by operating activities:
Provision for loan/lease losses                                                         1,168           1,525
Depreciation and amortization premises, equipment, and software                         1,892           1,801
Amortization of intangible assets                                                         315             348
Earnings from corporate owned life insurance                                             (516)           (582)
Net amortization on securities                                                            936           1,144
Net realized gain on available-for-sale securities                                        (19)            (78)
Net gain on sale of loans                                                                (120)           (119)
Proceeds from sale of loans                                                             7,853           7,810
Loans originated for sale                                                              (7,691)         (7,691)
Tax benefit from stock option exercise                                                    143              46
Net gain on sales of bank premises and equipment                                         (210)            (13)
(Increase) decrease in accrued interest receivable                                       (771)             34
Increase (decrease) in accrued interest payable                                           699            (186)
Other, net                                                                              5,138           3,649
-------------------------------------------------------------------------------------------------------------
                                     Net Cash Provided by Operating Activities         22,178          19,938
-------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities                              50,503         151,959
Proceeds from sales of available-for-sale securities                                   20,988          23,835
Proceeds from maturities of held-to-maturity securities                                 8,365          11,456
Purchases of available-for-sale securities                                            (77,500)       (208,141)
Purchases of held-to-maturity securities                                              (14,145)        (15,677)
Net increase in loans                                                                 (51,427)        (53,957)
Proceeds from sale of bank premises and equipment                                         357              41
Purchases of bank premises and equipment                                               (3,085)         (2,898)
(Purchase) redemption of corporate owned life insurance                                (2,080)             98
-------------------------------------------------------------------------------------------------------------
                                         Net Cash Used in Investing Activities        (68,024)        (93,284)
-------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net (decrease) increase in demand, money market,
  and savings deposits                                                                (52,018)         46,795
Net increase in time deposits                                                          81,237          32,655
Net increase in securities sold under agreements
   to repurchase and Federal funds purchased                                           13,208           1,442
Increase in other borrowings                                                           21,500           5,023
Repayment of other borrowings                                                            (368)        (19,082)
Cash dividends                                                                         (5,127)         (4,898)
Cash paid in lieu of fractional shares - 10% stock dividend                               (13)              0
Common stock repurchased and returned to unissued status                                 (897)         (1,627)
Net proceeds from exercise of stock options                                               432             385
-------------------------------------------------------------------------------------------------------------
                                     Net Cash Provided by Financing Activities         57,954          60,693
-------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                   12,108         (12,653)
Cash and cash equivalents at beginning of period                                       40,932          65,756
=============================================================================================================
Total Cash & Cash Equivalents at End of Period                                   $     53,040    $     53,103
=============================================================================================================

Supplemental Information:
     Cash paid during the year for:
          Interest                                                               $     13,302    $     11,554
          Taxes                                                                         4,264           4,708

See accompanying notes to unaudited condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (In thousands, except share data) (Unaudited)

                                                                                       Accumulated
                                                                                          Other
                                            Common                       Undivided     Comprehensive     Treasury
                                             Stock        Surplus         Profits      Income (Loss)       Stock           Total
-----------------------------------------------------------------------------------------------------------------------------------
January 1, 2004                           $      819    $    76,926    $     78,676    $      3,015    ($       466)   $    158,970
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
    Net Income                                                               12,250                                          12,250
    Other comprehensive loss                                                                 (7,963)                         (7,963)
                                                                                                                       ------------
           Total Comprehensive Income                                                                                         4,287
                                                                                                                       ============

Cash dividends ($0.55/Share)                                                 (4,898)                                         (4,898)
Exercise of stock options, and related
     tax benefit (17,542 shares, net)              2            429                                                             431
Common stock repurchased and returned
     To unissued status (39,871 shares)           (4)        (1,623)                                                         (1,627)
Directors deferred compensation plan
     (16,228 shares)                                            483                                            (483)              0

===================================================================================================================================
Balances at June 30, 2004                 $      817    $    76,215    $     86,028    ($     4,948)   ($       949)   $    157,163
===================================================================================================================================


-----------------------------------------------------------------------------------------------------------------------------------
January 1, 2005                           $      816    $    75,837    $     94,522    $        871    ($     1,044)   $    171,002
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
    Net Income                                                               13,361                                          13,361
    Other comprehensive loss                                                                 (2,463)                         (2,463)
                                                                                                                       ------------
            Total Comprehensive Income                                                                                       10,898
                                                                                                                       ============

Cash dividends ($0.57/Share)                                                 (5,127)                                         (5,127)
Exercise of stock options and related
    tax benefit (22,604 shares, net)               2            573                                                             575
Common stock repurchased and returned
   to unissued status (21,984 shares)             (2)          (895)                                                           (897)
Effect of 10% stock dividend                      82         42,380         (42,462)                                              0
Directors deferred compensation plan
   (1,978 shares)                                                96                                             (96)              0
Cash paid in lieu of fractional shares
  (279 shares)                                                                  (13)                                            (13)

===================================================================================================================================
Balances at June 30, 2005                 $      898    $   117,991    $     60,281    ($     1,592)   ($     1,140)   $    176,438
===================================================================================================================================

Share and per share data have been retroactively adjusted to reflect a 10% stock dividend paid on February 15, 2005.

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Trustco, Inc. ("Tompkins" or the "Company"), is the corporate parent to three community bank subsidiaries, Tompkins Trust Company ("Trust Company"), The Bank of Castile and The Mahopac National Bank, which together operate 34 banking offices in New York State, and to one insurance agency subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). Unless the context otherwise requires, the term "Company" refers collectively to Tompkins Trustco, Inc. and its subsidiaries.

Headquartered in Ithaca, New York, Tompkins is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Tompkins was organized in 1995, under the laws of the State of New York, as a bank holding company for the Trust Company, a commercial bank that has operated in Ithaca and surrounding communities since 1836. Through its community banking subsidiaries, the Company provides traditional banking and related financial services. Tompkins offers trust and investment services through Tompkins Investment Services, a division of Trust Company. The Company also offers insurance services through Tompkins Insurance, an independent insurance agency with a history of over 100 years of service to individual and business clients throughout western New York. At year-end 2004, Tompkins Insurance expanded its geographic presence through its acquisition of Banfield & Associates, Inc., an insurance agency in Ithaca, New York. Each Tompkins subsidiary operates with a community focus, meeting the needs of the unique communities served.


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

In management's opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The consolidated financial information included herein combines the results of operations, the assets, liabilities, and shareholders' equity of the Company and its subsidiaries. Amounts in the prior period's consolidated financial statements are reclassified when necessary to conform to the current period's presentation. All significant intercompany balances and transactions are eliminated in consolidation. Share and per share data have been retroactively adjusted to reflect a 10% stock dividend paid on February 15, 2005.

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

                                                                 Three months ended         Six months ended
(in thousands except per share data)                           06/30/2005   06/30/2004   06/30/2005   06/30/2004
----------------------------------------------------------------------------------------------------------------
Net Income:
   As reported                                                 $    6,948   $    6,102   $   13,361   $   12,250
   Deduct:  Total stock-based employee compensation expense
    determined under fair value based method for all awards,
    net of all related tax effects                                    222          167          441          312
----------------------------------------------------------------------------------------------------------------
   Pro forma                                                   $    6,726   $    5,935   $   12,920   $   11,938
----------------------------------------------------------------------------------------------------------------

Basic earnings per share:
  As reported                                                  $     0.78   $     0.68   $     1.49   $     1.36
----------------------------------------------------------------------------------------------------------------
   Pro forma                                                         0.75         0.66         1.44         1.33
----------------------------------------------------------------------------------------------------------------

Diluted earnings per share:
   As reported                                                 $     0.77   $     0.67   $     1.47   $     1.34
================================================================================================================
   Pro forma                                                         0.74         0.65         1.42         1.31
================================================================================================================


No stock options were granted in the first six months of 2005. The per share weighted average fair value of the 199,000 stock options granted during the first six months of 2004 was $15.00. Fair values were arrived at using the Black Scholes option-pricing model with the following assumptions:

                                                                        2004
------------------------------------------------------------------------------
Risk-free interest rate                                                 3.82%
Expected dividend yield                                                 2.70%
Volatility                                                             39.76%
Expected life (years)                                                   5.00
------------------------------------------------------------------------------

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

3. Earnings Per Share

The Company follows the provisions of SFAS No. 128, "Earnings per Share" ("EPS"). A computation of Basic EPS and Diluted EPS for the three-month and six-month periods ending June 30, 2005 and 2004 is presented in the table below.

-------------------------------------------------------------------------------------------------------------
Three months ended June 30, 2005                                    Net Income      Weighted         Per
(In thousands except share and per share data)                      (Numerator)   Average Shares    Share
                                                                                  (Denominator)     Amount
-------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                            $      6,948      8,950,979   $       0.78

Effect of dilutive securities (Stock options)                                          117,263

Diluted EPS
=============================================================================================================
Income available to common shareholders plus assumed conversions   $      6,948      9,068,242   $       0.77
=============================================================================================================

The effect of dilutive securities calculation for the three-month period ended
June 30, 2005 excludes stock options of 213,730 because the exercise price of the options was greater than the average market value of the Company's common stock during the period.


-------------------------------------------------------------------------------------------------------------
Three months ended June 30, 2004                                    Net Income      Weighted         Per
(In thousands except share and per share data)                      (Numerator)   Average Shares    Share
                                                                                  (Denominator)     Amount
-------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                            $      6,102      8,977,152   $       0.68

Effect of dilutive securities (Stock options)                                          142,462

Diluted EPS
=============================================================================================================
Income available to common shareholders plus assumed conversions   $      6,102      9,119,614   $       0.67
=============================================================================================================

The effect of dilutive securities calculation for the three-month period ended
June 30, 2004 excludes stock options of 144,477 because the exercise price of the options was greater than the average market value of the Company's common stock during the period.


-------------------------------------------------------------------------------------------------------------
Six months ended June 30, 2005                                      Net Income      Weighted         Per
(In thousands except share and per share data)                      (Numerator)   Average Shares    Share
                                                                                  (Denominator)     Amount
-------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                            $     13,361      8,952,208   $       1.49

Effect of dilutive securities (Stock options)                                          134,363

Diluted EPS
=============================================================================================================
Income available to common shareholders plus assumed conversions   $     13,361      9,086,571   $       1.47
=============================================================================================================

The effect of dilutive securities calculation for the six-month period ended June 30, 2005 excludes stock options of 213,878 because the exercise price of the options was greater than the average market value of the Company's common stock during the period.

-------------------------------------------------------------------------------------------------------------
Six months ended June 30, 2004                                      Net Income      Weighted         Per
(In thousands except share and per share data)                      (Numerator)   Average Shares    Share
                                                                                  (Denominator)     Amount
-------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                            $     12,250      8,978,083   $       1.36

Effect of dilutive securities (Stock options)                                          148,883

Diluted EPS
=============================================================================================================
Income available to common shareholders plus assumed conversions   $     12,250      9,126,966   $       1.34
=============================================================================================================

The effect of dilutive securities calculation for the six-month period ended
June 30, 2004 excludes stock options of 75,263 because the exercise price of the options was greater than the average market value of the Company's common stock during the period.

* Share and per share data have been retroactively adjusted to reflect a 10% stock dividend paid on February 15, 2005.

4. Comprehensive Income (Loss)
                                                                     Three months ended           Six months ended
(in thousands)                                                    06/30/2005    06/30/2004    06/30/2005    06/30/2004
----------------------------------------------------------------------------------------------------------------------
Net Income                                                        $    6,948    $    6,102    $   13,361    $   12,250

Net unrealized holding gains (losses) during the period                3,117       (10,396)       (2,452)       (7,916)
               Memo: Pre-tax net unrealized holding gain (loss)        5,195       (17,327)       (4,087)      (13,193)

Reclassification adjustment for net realized gain on
     available-for-sale securities                                        (8)          (11)          (11)          (47)
                                 Memo: Pretax net realized gain          (13)          (19)          (19)          (78)
Other Comprehensive Income (Loss)                                      3,109       (10,407)       (2,463)       (7,963)

======================================================================================================================
Total Comprehensive Income (Loss)                                 $   10,057    ($   4,305)   $   10,898    $    4,287
======================================================================================================================

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

Components of Net Period Benefit Cost

                                                    Pension Benefits           Life and Health            SERP Benefits
                                                   Three months ended         Three months ended        Three months ended
(In thousands)                                  06/30/2005    06/30/2004    06/30/2005   06/30/2004   06/30/2005   06/30/2004
-----------------------------------------------------------------------------------------------------------------------------
Service cost                                    $      377    $      334    $       50   $       44   $       32   $       18
Interest cost                                          434           407            81           77           99           83
Expected return on plan assets for the period         (660)         (579)            0            0            0            0
Amortization of transition (asset) liability             0             0            29           29            0            0
Amortization of prior service cost                     (33)          (33)            2            2           26           26
Amortization of net loss                               164           164             3            1           20            7
-----------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                       $      282    $      293    $      165   $      153   $      177   $      134
=============================================================================================================================

                                                    Pension Benefits           Life and Health            SERP Benefits
                                                    Six months ended           Six months ended          Six months ended
(In thousands)                                  06/30/2005    06/30/2004    06/30/2005   06/30/2004   06/30/2005   06/30/2004
-----------------------------------------------------------------------------------------------------------------------------
Service cost                                    $      753    $      690    $      100   $       88   $       65   $       58
Interest cost                                          868           817           161          154          197          183
Expected return on plan assets for the period       (1,320)       (1,169)            0            0            0            0
Amortization of transition (asset) liability             0             0            58           58            0            0
Amortization of prior service cost                     (65)          (65)            3            4           53           53
Amortization of net loss                               328           337             7            2           40           30
-----------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                       $      564    $      610    $      329   $      306   $      355   $      324
=============================================================================================================================

The Company previously disclosed in its financial statements for the year ended December 31, 2004, included in its 2004 Annual Report on Form 10-K, that although it was not required to contribute to the pension plan in 2005, it may voluntarily contribute to the pension plan in 2005. There was no contribution to the pension plan through the first six months of 2005.

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

In May 2004, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which supersedes FSP FAS 106-1 of the same title. The FSP clarifies the accounting for the benefits attributable to new government subsidies for companies that provide prescription drug benefits to retirees. The new accounting requirements became effective at the beginning of the third calendar quarter of 2004. In accordance with FSP FAS 106-1, the Company elected to defer accounting for the economic effects of the new Medicare Act, pending specific authoritative guidance on the accounting for the federal subsidy. The Company has reviewed the requirements of the Medicare Act relative to its post-retirement plan and has determined that the effects will not be material to the Company's financial condition or results of operation.

6.  Financial Guarantees

FASB Interpretation No. 45 (FIN No. 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 requires certain disclosures and potential liability recognition for the fair value at issuance of guarantees that fall within its scope. Based upon management's interpretation of FIN No. 45, the Company currently does not issue any guarantees that would require liability recognition under FIN No. 45, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of June 30, 2005, the Company's maximum potential obligation under standby letters of credit was $30.0 million. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate losses as a result of these transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


BUSINESS

Tompkins Trustco, Inc. ("Tompkins" or "the Company") was organized in 1995, as the parent company of Tompkins Trust Company, which traces its charter back to 1836. The Company is the corporate parent to three community bank subsidiaries, Tompkins Trust Company ("Trust Company"), The Bank of Castile and The Mahopac National Bank, which together operate 34 banking offices in New York State, and to one insurance agency subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). Unless the context otherwise requires, the term "Company" refers collectively to Tompkins Trustco, Inc. and its subsidiaries.

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

The Company completed construction of Tompkins Financial Center in Batavia, New York in the first quarter of 2005. The building houses the management of The Bank of Castile and Tompkins Insurance. Additionally, representatives of Tompkins Investment Services, a division of Tompkins Trust Company, have office space available to them at this facility.

Through its community bank subsidiaries, the Company provides traditional banking and related financial services, which constitute the Company's only reportable business segment. Banking services consist primarily of attracting deposits from the areas served by the community bank subsidiaries' 34 banking offices and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans (including commercial loans collateralized by real estate), and leases, and providing trust and investment related services. The Company's principal expenses are interest on deposits, interest on borrowings, and operating and general administrative expenses, as well as provisions for loan/lease losses. Funding sources, other than deposits, include borrowings, securities sold under agreements to repurchase, and cash flow from lending and investing activities. The Company provides trust and investment services through Tompkins Investment Services, including investment management accounts, custody accounts, trusts, retirement plans and rollovers, estate settlement, and financial planning. Tompkins Insurance primarily provides services consisting of property and casualty insurance for individuals and businesses, which complement the services offered through the Company's community bank subsidiaries.

The banking industry is highly competitive, as deregulation has opened the industry to nontraditional commercial banking companies. Competition for commercial banking and other financial services is strong in the Company's market area. Competition includes other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment companies, and other financial intermediaries. The Company differentiates itself from its competitors through its full complement of banking and related financial services, and through its community commitment and involvement in its primary market areas, as well as its commitment to quality and personalized banking services. The banking industry is also highly regulated. As a Financial Holding Company of three community banks, the Company is subject to examination and regulation from the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of the Comptroller of Currency, and the New York State Banking Department.

Other external factors affecting the Company's operating results are market rates of interest, the condition of financial markets, and both national and regional economic conditions. The Company's community bank subsidiaries operate, in the aggregate, 34 banking offices, including one limited-service office, serving communities in many upstate New York markets. Economic climates in these markets vary by region. The Western New York market served by The Bank of Castile was the most challenging in recent years, due to cutbacks and layoffs by some major employers in Rochester, New York. Conditions in this market appear to have improved recently. The economic climates in the Central New York markets served by Tompkins Trust Company and the lower Hudson Valley markets served by Mahopac National Bank remain favorable.

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


Critical Accounting Policy

In the course of the Company's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Company. Some of these policies are more critical than others. Management considers the accounting policy relating to the reserve for loan/lease losses (the "reserve") to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of reserve needed to cover probable credit losses within the Company's loan portfolio and the material effect that these estimates can have on the Company's results of operations.

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

Since the methodology is based upon historical experience and trends as well as management's judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, and declines in local property values. While management's evaluation of the reserve for loan/lease losses as of June 30, 2005, considers the reserve to be adequate, under adversely different conditions or assumptions, the Company would need to increase the reserve.

All accounting policies are important and the reader of the Company's financial statements should review these policies, described in Note 1 to the notes to consolidated financial statements to the Company's audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and in Note 1 to the notes to the Company's unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, to gain a greater understanding of how the Company's financial performance is reported.

OVERVIEW
For the second quarter ended June 30, 2005, net income was $6.9 million, an increase of 13.9% compared to net income of $6.1 million for the same period in 2004. Diluted earnings per share were $0.77 for the second quarter of 2005, compared to $0.67 for the same period in 2004. For the six months ended June 30, 2005, net income was up 9.1% to $13.4 million compared to $12.3 million for the six months ended June 30, 2004. Diluted earnings per share were $1.47 for the first six months of 2005 compared to $1.34 for the same period in 2004. The increase in net income for the second quarter and year-to-date 2005 is as result of an increase in net interest income and noninterest income, and lower provisions for loan and lease losses. Net interest income increased as a result of an improved net interest margin, growth in average interest-earning assets (primarily loans) and growth in core deposits, including noninterest-bearing deposits. The primary driver of noninterest income growth was a strong increase in insurance commissions and fees, which was due in part to the year-end 2004 acquisition of Banfield & Associates, Inc., an insurance agency in Ithaca, New York. Trust and investment services income and service charges on deposit accounts were relatively flat compared to the same periods in 2004. The Company's strategies include a commitment to community banking and a diversification of revenue sources, by offering a strong suite of products and services, including trust and investment services, insurance sales, card services, and other banking and related financial services, in addition to the interest and fees generated from loans and securities.

Key performance measurements for the Company include return on average assets and return on average equity. Return on average assets for the second quarter ended June 30, 2005, was 1.37%, compared to 1.27% for the same period in 2004. Return on average shareholders' equity for the second quarter of 2005 was 16.16%, compared to 15.25% for the same period in 2004. Return on average assets for the six months ended June 30, 2005, was 1.34%, compared to 1.29% for the same period in 2004. Return on average shareholders' equity for the six months ended June 30, 2005 was 15.66%, compared to 15.28% for the same period in 2004. An improved net interest margin and growth in higher yielding earning assets contributed to the increased return on average assets and return on average equity.

The current interest rate environment of rising short-term rates and narrow spreads between short-term rates and long-term rates is a primary challenge to the Company's operating performance in the near term. The low interest rate environment over the past two years resulted in a decline in the Company's asset yields and cost of funds. As rates move upwards, the Company's funding sources, including deposits, are expected to reprice faster than its asset base, which will put pressure on the net interest margin over the short term.

Asset quality as of June 30, 2005, showed improvement when compared to the same period last year, with nonperforming assets decreasing to $6.1 million at June 30, 2005, from $8.6 million at June 30, 2004. The ratio of nonperforming assets to total assets improved from 0.44% at June 30, 2004, to 0.30% at June 30, 2005. Contributing to the decrease in nonperforming assets was the return to accruing status of a large commercial relationship as a result of a strengthened financial position. Net charge-offs in the second quarter and year-to-date 2005 were $651,000, and $732,000, respectively, compared to $737,000 and $1.1 million in the same periods in 2004. With the improvement in asset quality, the provision for loan and lease losses decreased to $716,000 in the second quarter of 2005 from $736,000 in the same period in 2004. For the year-to-date period, the provision for loan and leases losses decreased from $1.5 million in 2004 to $1.2 million in 2005.

Net Interest Income
The Average Consolidated Balance Sheet and Net Interest Analysis included at the end of Part I of this Quarterly Report on Form 10-Q illustrates the trend in average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. The Company earned taxable-equivalent net interest income of $19.5 million for the three months ended June 30, 2005 an increase of 7.0% over the same period in 2004. For the six months ended June 30, 2005, the Company earned taxable-equivalent net interest income of $38.6 million, an increase of 6.5% over $36.3 million for the first six months of 2004. Quarter-to-date and year-to-date increases in taxable-equivalent net interest income as compared to the same periods in 2004 are mainly a result of growth in average interest-earning assets (primarily loans) higher yields on loans, and growth in deposits, including noninterest-bearing deposits. Average interest-earning assets increased 5.1% and 5.4% for the three- and six-month periods ended June 30, 2005, respectively, as compared to the same periods in 2004.

Taxable-equivalent interest income was up 12.7% for the second quarter and 10.4% for the year-to-date over the comparable periods in 2004. The increase in taxable-equivalent interest income was mainly in the lending portfolio and reflects higher yields and higher average volumes. Loan growth was concentrated in the commercial real estate, commercial and industrial, and residential real estate portfolios. Loan yields on commercial and industrial loans, and commercial real estate loans benefited from increases in the benchmark market interest rates. Likewise, home equity loan yields were higher due to repricing initial introductory rates to fully indexed rates. Increases in taxable-equivalent interest income were partially offset by an increase in interest expense reflecting the increase in short-term market interest rates. The net interest margin increased from 4.08% in the second quarter of 2004 to 4.15% in the second quarter of 2005. The net interest margin for the six months ended June 30, 2005 was 4.16%, up from 4.11% for the same period in 2004.

Between June 30, 2004 and June 30, 2005, year-to-date average balances for commercial real estate loans and commercial loans increased by $54.5 million and $8.9 million, respectively. The combined average balances of commercial loan products, including commercial leases, increased by 11.0% for the first six months of 2005 compared to the same period in 2004. These commercial lending products represented 53.2% of average loans at June 30, 2005, compared with 52.5% of average loans at June 30, 2004. Management continues to emphasize commercial services, as these commercial loan products are typically attractive to the Company from a yield and interest rate risk management perspective. Average residential real estate loans increased by $44.5 million, despite $14.5 million in residential mortgage loan sales between June 30, 2004 and June 30, 2005.

Core deposits (total deposits, less brokered deposits, municipal money market deposits, and time deposits of $100,000 or more) supported the growth in average assets in the first six months of 2005. Average core deposits increased by $55.5 million, or 4.8%, from an average balance of $1.16 billion for the first six months of 2004, to $1.21 billion for the same period in 2005. Core deposits represent the Company's largest and lowest cost funding source, with average core deposits representing 65.8% of average liabilities for the first six months of 2005. This compares to 65.5% for the same period in 2004.

Non-core funding sources, which include time deposits of $100,000 or more, brokered deposits, municipal money market deposits, Federal funds purchased, securities sold under agreements to repurchase (repurchase agreements), and other borrowings provided additional sources of funding to support asset growth. Average balances on these non-core funding sources increased by $78.7 million in the first six months of 2005 as compared to the same period in 2004. Time deposits over $100,000 accounted for the majority of the growth in non-core funding sources over the period, and represented the largest component of non-core funding sources at June 30, 2005, with a six-month average balance of $202.5 million.

Provision for Loan/Lease Losses
The provision for loan/lease losses represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses at an adequate level. Management has developed a model to measure the amount of estimated loan loss exposure inherent in the loan portfolio to ensure that an adequate reserve is maintained. The provision for loan and lease losses for the second quarter and year-to-date period ended June 30, 2005 was lower than the provision for the same periods in 2004. The provision for loan and lease losses was $1.2 million for the first six months of 2005, down from $1.5 million for the same period in 2004. The decrease in the provision for loan and lease losses in 2005 was a result of improved asset quality as evidenced by lower net charge-offs and a decrease in the dollar volume of nonperforming loans. Net charge-offs were $732,000 for the first six months of 2005, compared to $1.1 million for the same period in 2004. In 2004, economic weakness in the Company's Western New York markets contributed to higher net charge-offs and provision for loan and lease losses. Mitigating the allowance impact of these positive trends in asset quality is continued growth in the loan portfolio, including an increased level of commercial real estate and commercial loans. The reserve for loan/lease losses as a percentage of period end loans was 1.06% at June 30, 2005, and 1.07% at December 31, 2004.

Noninterest Income
Although net interest income is the Company's primary revenue source, competitive, regulatory and economic conditions have led management to target noninterest income sources as important drivers of long-term revenue growth. Noninterest income for the three months ended June 30, 2005 was $7.6 million, an increase of 12.1% over the same period in 2004. Noninterest income for the six months ended June 30, 2005, was $14.4 million, an increase of 5.3% over the same period in 2004. The growth in noninterest income for both the quarter and year-to-date periods in 2005 over the comparable periods in 2004 is mainly a result of strong growth in insurance commissions and fees and a gain on the sale of real estate. The sale related to the recent relocation of The Bank of Castile's Warsaw, New York office to a newly renovated facility.

Trust and investment services income was $1.3 million in the second quarter of 2005, a decrease of 1.9% from the same period in 2004. For the first six months of 2005, trust and investment services income of $2.7 million was flat compared with the same period in 2004. With fees largely based on the market value and mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The market value of assets managed by, or in custody of, Tompkins Investment Services was $1.5 billion at June 30, 2005, up 4.3% from $1.4 billion at June 30, 2004. These figures include $422.8 million and $431.1 million, respectively, of Company-owned securities where Tompkins Investment Services is custodian. Tompkins Investment Services generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing investments in employee benefits plans. Services are primarily provided to customers in the Trust Company's market area of Tompkins County; however, Tompkins Investment Services representatives also serve clients in The Bank of Castile and Mahopac National Bank markets. Trends for new business in trust and investments services remain positive. The number of accounts increased by nearly 6.8% between June 30, 2005 and June 30, 2004.

Service charges on deposit accounts increased 5.5% to $2.1 million in the second quarter of 2005 from $1.9 million in the second quarter of 2004. For the six months ended June 30, 2005, service charge on deposit accounts were $3.9 million, a 2.9% increase over the same period in 2004. The largest component of this category is overdraft fees, which is largely dependent on customer behavior. A key factor affecting overdraft income is check volume, which has been trending downward as a result of increased debit card volume and other electronic payment methods. Increased fees in the second quarter of 2005 over the comparable period of 2004 benefited from an increase in the per item charge for overdrafts, and an increase in deposit accounts. The year-to-date average balance of noninterest-bearing accounts increased by $30.1 million between June 30, 2004, and June 30, 2005, to $313.9 million from $283.8 million.

Insurance commissions and fees were $1.9 million in the second quarter of 2005, an increase of 16.8% over the second quarter of 2004. For the first six months of 2005, insurance commissions and fees were $3.8 million, up 18.7% from $3.2 million for the same period in 2004. The Banfield & Associates, Inc., insurance agency acquisition at year-end 2004 accounted for approximately 66.5% and 59.9% of the revenue growth for the second quarter of 2005 and year-to-date 2005, respectively over the comparable periods in 2004. Also contributing to the revenue growth over prior year was continued efforts by Tompkins Insurance to offer services to bank customers by sharing certain offices with The Bank of Castile.

Card services income increased by 5.4% or $34,000, to $665,000 for the second quarter of 2005 over the same quarter in 2004. Card services income of $1.3 million for the six months ended June 30, 2005 was up 6.6% from $1.2 million for the six months ended June 30, 2004. The increase in income over prior year was concentrated in debit card income and reflects an increased number of cardholders, higher transaction volume and fee increases. Debit card income totaled $451,000 for the three months ended June 30, 2005, compared to $395,000 for the same period in 2004, and $860,000 for the six months ended June 30, 2005, compared to $743,000 for the same period in 2004. Card services products include traditional credit cards, purchasing cards, debit cards, and automated teller machines. Card services continues to build revenues as technology has created opportunities to offer customers new products. This is a highly competitive business with many large national competitors.

Other services charges were up 8.2% in the second quarter of 2005 to $802,000 from $741,000 in the same period of 2004. For the year ended June 30, 2005, other service charges are down 11.4% to $1.5 million from $1.6 million in the same period of 2004. The decrease in the year-to-date period ended June 30, 2005, from the same period prior year, was largely due to lower loan related fees and lower income from merchant card processing.

Noninterest income for the second quarter of 2005 includes $264,000 of income relating to increases in the cash surrender value of corporate owned life insurance (COLI). This compares to $280,000 for the same period in 2004. For the year-to-date period COLI related income was $516,000, down 11.3% from the same period in 2004. The COLI relates to life insurance policies covering certain executive officers of the Company. The Company's average investment in COLI was $24.8 million for the six-month period ended June 30, 2005, compared to $23.0 million for the same period in 2004. Although income associated with the insurance policies is not included in interest income, increases in the cash surrender value produced a tax-equivalent return of 7.01% for the first six months of 2005, compared to 7.97% for the same period in 2004.

Net gains on loan sales were $78,000 in the second quarter of 2005, compared with a loss of $3,000 during the same period last year. Year-to-date 2005, gains of $120,000 are in line with year-to-date 2004. Current residential mortgage loan origination is predominately purchase volume and the majority of loans are being originated as portfolio loans since they meet the parameters for portfolio loans as established by the Company's Asset/Liability Management Committee. The low interest rate environment in the second quarter of 2005 led to a higher volume of loan sales compared to the second quarter of 2004. Loan sales totaled $4.9 million in the second quarter of 2005, up from $2.7 million in the second quarter of 2004.

Other income for the second quarter of 2005 was up $312,000 over the same period in 2004. Other income increased from $425,000 for the first six months of 2004 to $670,000 for the same period in 2005. This increase in both the quarter and year-to-date 2005 over comparative periods in 2004 was largely driven by a $207,000 gain on sale of real estate related to the recent relocation of The Bank of Castile's Warsaw Office to a newly renovated building and the sale of the former office building.

Noninterest Expenses
Total noninterest expenses for the second quarter of 2005 were $15.3 million, up 4.7% over the prior year's second quarter. For the first six months of 2005, noninterest expenses were $30.6 million, an increase of 5.9% over noninterest expenses of $28.9 million for the same period in 2004. The majority of expense categories are up in 2005 both for the second quarter and the year-to-date period compared with prior year.

Personnel-related expenses comprise the largest segment of noninterest expense, representing 58.3% of noninterest expense for the first half of 2005 compared to 58.6% of noninterest expense for the first six months of 2004. The 4.6% quarterly and 5.2% year-to-date increase in personnel-related expenses in 2005 as compared to the same quarter and year-to-date periods in 2004, respectively, was primarily a result of higher salaries and wages related to an increase in average full time equivalents (FTEs) as well as annual salary adjustments. The increase in average FTEs is primarily a result of staffing requirements at the Company's newer offices, including the Mount Kisco office of Mahopac National Bank, which opened in June 2004, and the Banfield Agency acquisition by Tompkins Insurance in late 2004. Healthcare costs and other postretirement benefits were also up over the second quarter and year-to-date periods in 2004.

Expenses related to bank premises and furniture and fixtures totaled $1.9 million in the second quarter of 2005, an increase of 9.7% over the second quarter of 2004. Expenses related to bank premises and furniture and fixtures totaled $3.9 million for the first six months of 2005, an increase of 8.0% over the same period last year. Recent additions to the Company's branch network mentioned above and the opening of the Tompkins Financial Center in Batavia, New York, in early 2005, as well as higher taxes, insurance and utility costs contributed to the increased expenses for bank premises and furniture and fixtures for the quarter and year-over-year.

Marketing expense is up 3.0% in the second quarter of 2005 over the same period in 2004, and 17.2% year-to-date 2005 over year-to-date 2004. Planned marketing initiatives for 2005 accounted for the increase in marketing expenditures over the prior year.

Software licenses and maintenance expenses were $473,000 in the second quarter of 2005 compared to $359,000 in the second quarter of 2004, an increase of 31.8%. For the first six months of 2005, software licenses and maintenance expenses were up 29.2% to $906,000. Increases in annual maintenance contracts contributed to the increase in this category, as did expenses related to the implementation of new systems.

Other operating expense amounted to $2.6 million for the second quarter of 2005, down 1.8% from the same period 2004. For the year-to-date, other operating expenses of $5.2 million are up 1.5% over the same period in 2004. Quarterly results benefitted from the recapture of legal fees associated with a loan workout. The year-to-date increase was in numerous expense categories including business development, printing and supplies, collections, audits and examinations, legal fees, education and training, and donations.

Income Tax Expense
The provision for income taxes provides for Federal and New York State income taxes. The provision for the second quarter of 2005 was $3.4 million compared to $2.9 million in 2004. The Company's effective tax rate for the second quarter was 32.7% compared to 32.0% in the second quarter of 2004. The income tax provision for the six months ended June 30, 2005, was $6.5 million, compared to $6.0 million for the same period in 2004. The Company's effective tax rate for the first six months of 2005 was 32.6%, unchanged from the same period in 2004. The higher income tax provision in both the quarter and year-to-date periods in 2005 over the comparable periods in 2004 is primarily due to increased levels of taxable income. The increase in the effective rate in the second quarter of 2005 compared with 2004 is due to higher levels of taxable income relative to tax advantaged income, such as income from investments in municipal bonds, new market tax credits, and real estate investment trusts.

FINANCIAL CONDITION
The Company's total assets were $2.0 billion at June 30, 2005, representing an increase of $72.1 million over total assets reported at December 31, 2004. Asset growth included a $50.7 million increase in total loans and a $6.8 million increase in the carrying value of securities. Loan growth during the period is net of $7.7 million in sales of fixed rate residential mortgage loans during the first six months of 2005. Loan growth was concentrated in the commercial real estate and residential real estate loan portfolios. Deposits were up $29.2 million in the first six months of 2005, from December 31, 2004, to $1.6 billion at June 30, 2005. Additions to the Company's branch network in 2003 and 2004 and certificates of deposits over $100,000 contributed to the growth in deposits in the first six months of 2005.

Capital
Total shareholders' equity totaled $176.4 million at June 30, 2005, an increase of $5.4 million from December 31, 2004. Surplus increased $42.2 million from $75.8 million at December 31, 2004, to $118.0 million at June 30, 2005; while undivided profits decreased $34.2 million from $94.5 million at December 31, 2004, to $60.3 million at June 30, 2005, and accumulated other comprehensive income was down $2.5 million over the same period. The increase in surplus and decrease in undivided profits reflects the 10% stock dividend paid on February 15, 2005. The decrease in accumulated other comprehensive income relates to a decrease in unrealized gains on available-for-sale securities largely due to recent increases in interest rates. Cash dividends paid in the first six months of 2005 totaled approximately $5.1 million, representing 38.4% of year to date earnings. Cash dividends of $0.57 per share paid during the first six months of 2005 were up from $0.55 per share for the same period in 2004. Dividends per share were retroactively adjusted to reflect the 10% stock dividend paid on February 15, 2005.

On July 27, 2004, the Company's board of directors approved a stock repurchase plan (the "2004 Plan") to replace the 2002 Plan, which expired in July 2004. The 2004 Plan authorizes the repurchase of up to 400,000 shares of the Company's outstanding common stock over a two-year period. As of June 30, 2005, the Company had repurchased 21,984 shares under the 2004 Plan, all during the second quarter 2005, with an average price of $40.79.

The Company and its community bank subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and its subsidiaries meet all capital adequacy requirements to which they are subject. The table below reflects the Company's capital position at June 30, 2005, compared to the regulatory capital requirements for "well capitalized" institutions.


REGULATORY CAPITAL ANALYSIS - June 30, 2005
-------------------------------------------------------------------------------------------
                                                        Actual          Well Capitalized
                                                                           Requirement
(Dollar amounts in thousands)                     Amount      Ratio     Amount      Ratio
-------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets)         $  179,059    13.6%   $  132,008    10.0%
Tier I Capital (to risk weighted assets)        $  166,074    12.6%   $   79,205     6.0%
Tier I Capital (to average assets)              $  166,074     8.2%   $  100,814     5.0%
===========================================================================================

As illustrated above, the Company's capital ratios on June 30, 2005, remain well above the minimum requirement for well capitalized institutions. As of June 30, 2005, the capital ratios for each of the Company's subsidiary community banks also exceeded the minimum levels required to be considered well capitalized.

Reserve for Loan/Lease Losses and Nonperforming Assets
Management reviews the adequacy of the reserve for loan/lease losses (reserve) on a regular basis. Management considers the accounting policy relating to the reserve to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the reserve required to cover credit losses in the Company's portfolio and the material effect that assumption could have on the Company's results of operations. Factors considered in determining the adequacy of the reserve and the related provision include: management's approach to granting new credit; the ongoing monitoring of existing credits by the internal and external loan review functions; the growth and composition of the loan and lease portfolio; comments received during the course of independent examinations; current local economic conditions; past due and nonperforming loan statistics; estimated collateral values; and a historical review of loan and lease loss experience. Based upon consideration of the above factors, management believes that the reserve is adequate to provide for the risk of loss inherent in the current loan and lease portfolio. Activity in the Company's reserve for loan/lease losses during the first six months of 2005 and 2004 is illustrated in the table below.

ANALYSIS OF THE RESERVE FOR LOAN/LEASE LOSSES  (In thousands)
------------------------------------------------------------------------------------------------
                                                                  June 30, 2005    June 30, 2004
------------------------------------------------------------------------------------------------
Average Loans and Leases Outstanding Year to Date                 $   1,196,612    $   1,092,384
------------------------------------------------------------------------------------------------
Beginning Balance                                                        12,549           11,685
------------------------------------------------------------------------------------------------
Provision for loan/lease losses                                           1,168            1,525
     Loans charged off                                                   (1,161)          (1,559)
     Loan recoveries                                                        429              449
------------------------------------------------------------------------------------------------
Net charge-offs                                                             732            1,110
------------------------------------------------------------------------------------------------
Ending Balance                                                    $      12,985    $      12,100
================================================================================================

The reserve represented 1.06% of total loans and leases outstanding at June 30, 2005, down from 1.08% at June 30, 2004. The reserve coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) increased to 2.20 times at June 30, 2005, from 1.44 times at June 30, 2004. Management is committed to early recognition of loan problems and to maintaining an adequate reserve.

The level of nonperforming assets at June 30, 2005, and 2004 is illustrated in the table below. Nonperforming assets of $6.1 million as of June 30, 2005, reflect a decrease of $2.5 million from $8.6 million as of June 30, 2004. The current level of nonperforming assets remains modest at 0.30% of total assets. Contributing to the decrease in nonperforming assets was an upgrade of a large commercial relationship to accruing status based upon improved operating performance. Approximately $335,000 of the nonperforming loans at June 30, 2005, were secured by U.S. Government guarantees, while $1.8 million were secured by one-to-four family residential properties.

Potential problem loans/leases are loans/leases that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans/leases as nonperforming at some time in the future. Management considers loans/leases classified as Substandard that continue to accrue interest to be potential problem loans/leases. At June 30, 2005, the Company's internal loan review function had identified 32 commercial relationships totaling $17.6 million, which it has classified as Substandard, which continue to accrue interest. As of December 31, 2004, the Company's internal loan review function had classified 25 commercial relationships totaling $13.9 million, which continue to accrue interest, as Substandard. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans is not significant. The increase in the dollar amount of potential problem loans is mainly due to the recent inclusion of a larger commercial relationship. This relationship is largely secured by the guarantee of a U.S government agency. At June 30, 2005, approximately $3.6 million of potential problem loans were backed by guarantees of U.S. government agencies. While in a performing status as of June 30, 2005, these loans exhibit certain risk factors, which have the potential to cause them to become nonperforming in the future. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.


NONPERFORMING ASSETS (In thousands)
--------------------------------------------------------------------------------------------------------
                                                                          June 30, 2005    June 30, 2004
--------------------------------------------------------------------------------------------------------
Nonaccrual loans and leases                                               $       5,290    $       8,177
Loans past due 90 days and accruing                                                 570               22
Troubled debt restructuring not included above                                       50              193
--------------------------------------------------------------------------------------------------------
     Total nonperforming loans                                                    5,910            8,392
--------------------------------------------------------------------------------------------------------
Other real estate, net of allowances                                                202              167
========================================================================================================
     Total nonperforming assets                                           $       6,112    $       8,559
========================================================================================================
Total nonperforming loans/leases as a percent of total loans/leases                0.48%            0.75%
========================================================================================================
Total nonperforming assets as a percentage of total assets                         0.30%            0.44%
========================================================================================================

Deposits and Other Liabilities
Total deposits of $1.6 billion on June 30, 2005, were up $29.2 million, or 1.9%, from December 31, 2004. The growth was predominately in time deposits as interest rates moved higher on certain of these deposit accounts. The growth in time deposits was partially offset by lower savings and money market deposits, driven by lower municipal money market balances. Core deposits, which represent the primary funding source for the Company, were down less than 1.0% from years-end 2004. As of June 30, 2005, core deposits of $1.2 billion represented 66.3% of total liabilities. This compares to core deposits of $1.2 billion, representing 66.9% of total liabilities at December 31, 2004.

Non-core funding sources for the Company totaled $624.3 million at June 30, 2005, up from $575.9 million at December 31, 2004. Non-core funding at June 30, 2005, included municipal deposits, time deposits of $100,000 or more, term advances and repurchase agreements with the Federal Home Loan Bank ("FHLB"), Federal funds purchased, and retail repurchase agreements. The growth in non-core funding between December 31, 2004, and June 30, 2005, was mainly in time deposits of $100,000 or more, which were up $46.0 million to $196.1 million at June 30, 2005, from $150.1 million at December 31, 2004. The growth was primarily due to an increase in interest rates on certain time deposit products.

The Company's liability for securities sold under agreements to repurchase ("repurchase agreements") amounted to $166.9 million at June 30, 2005, an increase of $13.2 million from $153.7 million at December 31, 2004. Included in repurchase agreements at June 30, 2005, were $100.0 million in FHLB repurchase agreements and $66.9 million in retail repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date.

The Company's other borrowings are comprised solely of amounts owed to the FHLB. The Company increased its other borrowings from the FHLB by $21.1 million, to $84.4 million at June 30, 2005, from $63.3 million at year-end 2004.

Included in the $184.4 million in term advances and repurchase agreements with the FHLB are $110.0 million of callable advances. The majority of the advances have call dates between 2005 and 2007 and are callable quarterly at the option of the FHLB.

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

Cash and cash equivalents totaled $53.0 million as of June 30, 2005, up from $40.9 million at December 31, 2004. Short-term investments, consisting of securities due in one year or less, increased from $33.8 million at December 31, 2004, to $40.3 million on June 30, 2005. The Company also pledges securities as collateral for certain non-core funding sources. Securities carried at $522.1 million at December 31, 2004, and $470.8 million at June 30, 2005, were designated as pledged as collateral for public deposits or other borrowings, and pledged or sold under agreements to repurchase. Pledged securities represented 70.6% of total securities as of June 30, 2005, compared to 79.1% as of December 31, 2004.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $283.2 million at June 30, 2005 compared with $301.9 million at December 31, 2004. Using current prepayment assumptions, cash flow from the investment portfolio is estimated to be approximately $149.6 million over the next 12 months. Investments in residential mortgage loans, consumer loans, and leases totaled approximately $584.8 million at June 30, 2005. Aggregate amortization from monthly payments on these loan assets provides significant additional cash flow to the Company.

Core deposits are a primary funding source and represent a low cost funding source obtained primarily through its branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $100,000 or more, brokered time deposits, municipal money market accounts, securities sold under agreements to repurchase and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources, as a percentage of total liabilities, increased from 32.0% at December 31, 2004, to 32.4% at June 30, 2005. The increase in the dollar volume of non-core funding was concentrated in time deposits of $100,000 or more. Rates on these products have moved up due to higher market interest rates and competitive market conditions.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary community banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At June 30, 2005, the unused borrowing capacity on established lines with the FHLB was $126.7 million. As members of the FHLB, the Company's subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At June 30, 2005, total unencumbered residential mortgage loans of the Company were $270.8 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The Company's board of directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 200 basis point change in rates. Based upon the simulation analysis performed as of June 30, 2005, a 200 basis point upward shift in interest rates over a one-year time frame would result in a one-year decline in net interest income of approximately 2.82%, while a 200 basis point decline in interest rates over a one-year period would result in a decrease in net interest income of 2.61%. This simulation assumes no balance sheet growth and no management action to address balance sheet mismatches. Over the past several years, balance sheet growth has helped to offset the effects of a lower interest rate environment and to increase net interest income. The negative exposure in a rising rate environment is mainly driven by the repricing assumptions of the Company's core deposit base and the lag in the repricing of the Company's adjustable rate assets. Longer-term, the impact of a rising rate environment is positive as the asset base continues to reset at higher levels, while the repricing of the rate sensitive liabilities moderates. The negative exposure in the 200 basis point decline scenario results from the Company's assets repricing downward more rapidly than the rates on the Company's interest-bearing liabilities, mainly deposits, as deposit rates are at low levels given the historically low interest rate environment over the past several years. The aforementioned percentage changes in net interest income are based on variations from our base case scenario, which assumes interest rates remain unchanged from the date of the simulation. Our most recent base case simulation showed a slightly declining net interest margin over the next 12 months.

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

The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of June 30, 2005.

Condensed Static Gap - June 30, 2005                                      Repricing Interval

                                                                                                            Cumulative
(Dollar amounts in thousands)                         Total     0-3 months     3-6 months     6-12 months    12 months
-----------------------------------------------------------------------------------------------------------------------
Interest-earning assets                            $1,893,612   $  467,429     $   78,398     $  164,541     $  710,368
Interest-bearing liabilities                        1,503,546      621,053        103,688        177,388        902,129
-----------------------------------------------------------------------------------------------------------------------
Net gap position                                                  (153,624)       (25,290)       (12,847)      (191,761)
-----------------------------------------------------------------------------------------------------------------------
Net gap position as a percentage of total assets                     (7.52%)        (1.24%)        (0.63%)        (9.39%)
=======================================================================================================================


Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2005. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this Report on Form 10-Q the Company's disclosure controls and procedures were effective in providing reasonable assurance that any information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that material information relating to the Company and its subsidiaries is made known to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the Company's second quarter ended June 30, 2005, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                             TOMPKINS TRUSTCO, INC.
          Average Consolidated Balance Sheet and Net Interest Analysis

                                          Quarter Ended            Year to Date Period Ended           Year to Date Period Ended
                                             June-05                         June-05                           June-04
------------------------------------------------------------------------------------------------------------------------------------
                                  Average                         Average                           Average
                                  Balance              Average    Balance               Average     Balance                Average
(Dollar amounts in thousands)      (QTD)    Interest  Yield/Rate   (YTD)     Interest  Yield/Rate    (YTD)     Interest   Yield/Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
    Interest-bearing balances
    due from banks              $    1,373  $       6     1.75%  $    4,402  $      48      2.20%  $   15,952  $       76      0.96%
     Securities (1)
         U.S. Government
           Securities              535,621      5,242     3.93%     530,440     10,345      3.93%     536,411      10,708      4.01%
         State and municipal(2)    119,053      1,688     5.69%     116,228      3,283      5.70%      98,609       3,001      6.12%
         Other Securities (2)       20,560        215     4.19%      21,704        383      3.56%      27,791         261      1.89%
                                ---------------------------------------------------------------------------------------------------
         Total securities          675,234      7,145     4.24%     668,372     14,011      4.23%     662,811      13,970      4.24%
     Federal Funds Sold                316          2     2.54%       1,022         13      2.57%       3,594          17      0.95%
     Loans, net of unearned
      income(3)
          Real Estate              805,874     12,461     6.20%     799,060     24,473      6.18%     700,048      21,044      6.05%
          Commercial Loans (2)     285,760      4,935     6.93%     278,830      9,266      6.70%     264,818       7,345      5.58%
          Consumer Loans           102,735      2,173     8.48%     101,818      4,241      8.40%     105,460       4,432      8.45%
          Direct Lease Financing    14,918        237     6.37%      16,904        550      6.56%      22,058         742      6.76%
                                ---------------------------------------------------------------------------------------------------
          Total loans, net of
          unearned income        1,209,287     19,806     6.57%   1,196,612     38,530      6.49%   1,092,384      33,563      6.18%
                                ---------------------------------------------------------------------------------------------------
          Total interest-
          earning assets         1,886,210     26,959     5.73%   1,870,408     52,602      5.67%   1,774,741      47,626      5.40%
                                ---------------------------------------------------------------------------------------------------

Other assets                       141,592                          141,930                           140,323

                                ----------                       ----------                        ----------
          Total assets          $2,027,802                       $2,012,338                        $1,915,064
                                ==========                       ==========                        ==========

------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------
Deposits
     Interest-bearing deposits
          Interest bearing
          checking, savings,
          & money market           734,619      1,726     0.94%     752,315      3,333      0.89%     777,214       2,686      0.69%
          Time Dep > $100,000      212,999      1,492     2.81%     202,450      2,691      2.68%     120,575       1,276      2.13%
          Time Dep < $100,000      290,097      1,853     2.56%     283,106      3,497      2.49%     250,588       2,912      2.34%
          Brokered Time Dep
           < $100,000               45,894        349     3.05%      43,461        648      3.01%      28,900         415      2.89%
                                ---------------------------------------------------------------------------------------------------
          Total interest-
          bearning deposits      1,283,609      5,420     1.69%   1,281,332     10,169      1.60%   1,177,277       7,289      1.25%

Federal funds purchased &
  securities sold under
  agreements to repurchase         156,242      1,204     3.09%     153,272      2,269      2.99%     187,904       2,182      2.34%
Other borrowings                    74,175        835     4.52%      68,309      1,564      4.62%      84,585       1,897      4.51%
                                ---------------------------------------------------------------------------------------------------
   Total interest-bearing
     liabilities                 1,514,026      7,459     1.98%   1,502,913     14,002      1.88%   1,449,766      11,368      1.58%

Noninterest bearing deposits       316,770                          313,906                           283,765
Accrued expenses and other
  liabilities                       23,077                           21,934                            18,770
                                ----------                       ----------                        ----------
   Total liabilities             1,853,873                        1,838,753                         1,752,301

Minority Interest                    1,495                            1,482                             1,518

Shareholders' equity               172,434                          172,103                           161,245
                                ----------                       ----------                        ----------
   Total liabilities and
     shareholders' equity       $2,027,802                       $2,012,338                        $1,915,064
                                ==========                       ==========                        ==========
Interest rate spread                                      3.75%                             3.79%                              3.82%
                                            ------------------               -------------------               --------------------
Net interest income/margin
   on earning assets                        $  19,500     4.15%              $  38,600      4.16%              $   36,258      4.11%

Tax Equivalent Adjustment                        (699)                          (1,376)                            (1,293)
                                            ---------                        ---------                         ----------
  Net interest income per
     consolidated financial
     statements                             $  18,801                        $  37,224                         $   34,965
------------------------------------------------------------------------------------------------------------------------------------

(1) Average balances and yields exclude unrealized gains and losses on available-for-sale securities.
(2) Interest income includes the effects of taxable-equivalent adjustments using a blended Federal and State income tax rate of 40% to increase tax exempt interest income to a taxable-equivalent basis.
(3) Nonaccrual loans are included in the average loans totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in
    Note 1 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2004.

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

--------------------------------------------------------------------------------------------------------------------------
                                                                                                        Maximum Number (or
                                                                                                        Approximate Dollar
                                                                              Total Number of Shares     Value) of Shares
                                                                               Purchased as Part of      that May Yet Be
                                  Total Number of       Average Price Paid      Publicly Announced     Purchased Under the
                                  Shares Purchased          Per Share           Plans or Programs       Plans or Programs
           Period                       (a)                    (b)                     (c)                     (d)
--------------------------------------------------------------------------------------------------------------------------
April 1, 2005 through
April 30, 2005                                8,390                $40.71                     7,084               432,916

May 1, 2005 through
May 31, 2005                                 15,044                 40.97                    14,900               418,016

June 1, 2005 through
June 30, 2005                                     0                     0                         0               418,016

--------------------------------------------------------------------------------------------------------------------------
Total                                        23,434                $40.88                    21,984               418,016
--------------------------------------------------------------------------------------------------------------------------

On July 27, 2004, the Company's board of directors approved a stock repurchase plan (the "Plan"), which authorizes the repurchase of up to 440,000 of Tompkins common stock over a two-year period. To date, 21,984 shares have been repurchased at an average cost of $40.79.

Included above are shares acquired by the trustee of the rabbi trust established pursuant to the Company's Stock Retainer Plan For Eligible Directors of Tompkins Trustco, Inc., and Participating Subsidiaries. 1,306 shares were purchased in April 2005 at an average cost of $41.98 and 144 shares were purchased in May 2005 at an average cost of $43.58.


Item 3.        Defaults on Senior Securities

               None


Item 4.        Submission of Matters to a Vote of Security Holders

The Annual Meeting of stockholders of the Company was held on May 9, 2005 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended.

The election of four directors for three-year terms was approved at the Annual Meeting. Director nominees John E. Alexander, Elizabeth W. Harrison, Hunter R. Rawlings III, and Craig Yunker were each elected to a term of three years expiring in 2008. Directors continuing in office: James J. Byrnes, James W. Fulmer, William W. Griswald, James R. Hardie, Bonnie H. Howell, Thomas R. Salm, Michael H. Spain, and William D. Spain. The voting for the directors is shown below.

Director                                 For            Against      Withheld
         John E. Alexander               8,021,815      52,734       881,919
         Elizabeth W. Harrison           8,042,760      31,789       881,919
         Hunter R. Rawlings III          8,049,128      25,421       881,919
         Craig Yunker                    8,047,773      26,776       881,919

Certain amendments to the Company's 1996 Stock Retainer Plan for Non-Employee Directors were also approved at the Annual Meeting. There were 6,413,808 votes cast "for" the proposal, 124,770 votes cast "against" the proposal and there were 152,512 abstentions.


Item 5.        Other Information

               None

Item 6.        Exhibits

                31.1 Certification of the Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

                31.2 Certification of the Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

                32.1 Certification of the Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350.

                32.2 Certification of the Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 8, 2005

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