Form 10-Q
period 2005-09-30
TOMPKINS TRUSTCO INC
filed 2005-11-09
CIK 1005817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[ ] No[X]

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

                   Class                 Outstanding as of October 31, 2005
        ----------------------------     ----------------------------------
        Common Stock, $.10 par value               8,964,075 shares

                             TOMPKINS TRUSTCO, INC.

                                    FORM 10-Q

                                      INDEX


PART I -FINANCIAL INFORMATION
                                                                                           PAGE
                                                                                           ----
         Item 1 - Financial Statements (Unaudited)
                  Condensed Consolidated Statements of Condition as of                      3
                  September 30, 2005 and December 31, 2004

                  Condensed Consolidated Statements of Income for
                  the three months and nine months ended September 30, 2005 and 2004        4

                  Condensed Consolidated Statements of Cash Flows for the
                  nine months ended September 30, 2005 and 2004                             5

                  Condensed Consolidated Statements of Changes in Shareholders'
                  Equity for the nine months ended September 30, 2005 and 2004              6

                  Notes to Unaudited Condensed Consolidated Financial Statements            7-12

         Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 12-21

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk                21-22

         Item 4 - Controls and Procedures                                                   22

         Average Consolidated Balance Sheet and Net Interest Analysis                       23

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                                         24

         Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds               24

         Item 3 - Defaults Upon Senior Securities                                           24

         Item 4 - Submission of Matters to a Vote of Securities Holders                     24

         Item 5 - Other Information                                                         24

         Item 6 - Exhibits                                                                  25

SIGNATURES                                                                                  26

EXHIBIT INDEX                                                                               27

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                  (In thousands, except share data) (Unaudited)

                                                                                          As of           As of
ASSETS                                                                                  09/30/2005      12/31/2004
                                                                                       -----------     -----------
Cash and noninterest bearing balances due from banks                                   $    67,611     $    39,911
Interest bearing balances due from banks                                                     1,216           1,021
Available-for-sale securities, at fair value                                               584,388         591,071
Held-to-maturity securities, fair value of $80,687 at September 30, 2005,
   and $70,526 at December 31, 2004                                                         79,770          69,252
Loans and leases, net of unearned income and deferred costs and fees                     1,247,890       1,172,148
Less:  Reserve for loan/lease losses                                                        13,384          12,549
------------------------------------------------------------------------------------------------------------------
                                                                   Net Loans/Leases      1,234,506       1,159,599

Bank premises and equipment, net                                                            34,876          33,118
Corporate owned life insurance                                                              26,806          23,940
Goodwill                                                                                    12,286          12,280
Other intangible assets                                                                      2,298           2,782
Accrued interest and other assets                                                           36,986          37,321
------------------------------------------------------------------------------------------------------------------
                                                                       Total Assets    $ 2,080,743     $ 1,970,295
==================================================================================================================

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARIES AND SHAREHOLDERS' EQUITY
Deposits:
     Interest bearing:
          Checking, savings and money market                                           $   731,921     $   784,850
          Time                                                                             558,713         455,942
     Noninterest bearing                                                                   331,328         320,081
------------------------------------------------------------------------------------------------------------------
                                                                     Total Deposits      1,621,962       1,560,873

Federal funds purchased and securities sold under agreements to repurchase                 168,837         153,715
Other borrowings                                                                            79,849          63,303
Other liabilities                                                                           28,853          19,937
------------------------------------------------------------------------------------------------------------------
                                                                  Total Liabilities    $ 1,899,501     $ 1,797,828
------------------------------------------------------------------------------------------------------------------

Minority interest in consolidated subsidiaries                                               1,490           1,465

Shareholders' equity:
     Common Stock - par value $.10 per share: Authorized 15,000,000 shares;
       Issued: 8,993,754 at September 30, 2005; and 8,980,049 at December 31, 2004             899             816
     Surplus                                                                               118,348          75,837
     Undivided profits                                                                      64,704          94,522
     Accumulated other comprehensive (loss) income                                          (2,997)            871
     Treasury stock, at cost - 52,058 shares at September 30, 2005,
       and 48,719 shares at December 31, 2004                                               (1,202)         (1,044)

------------------------------------------------------------------------------------------------------------------
                                                         Total Shareholders' Equity    $   179,752     $   171,002
------------------------------------------------------------------------------------------------------------------
                  Total Liabilities, Minority Interest in Consolidated Subsidiaries
                                                           and Shareholders' Equity    $ 2,080,743     $ 1,970,295
==================================================================================================================

Share data has been retroactively adjusted to reflect a 10% stock dividend paid on February 15, 2005. See accompanying notes to unaudited condensed consolidated financial statement

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                                                   Three months ended          Nine months ended
                                                                 09/30/2005   09/30/2004    09/30/2005   09/30/2004
                                                                 ----------   ----------    ----------   ----------
INTEREST AND DIVIDEND INCOME
Loans                                                            $   20,901   $   17,360    $   59,309   $   50,790
Balances due from banks                                                   4           12            53           88
Federal funds sold                                                        0            1            13           18
Available-for-sale securities                                         5,803        6,015        17,420       17,935
Held-to-maturity securities                                             648          488         1,787        1,378
-------------------------------------------------------------------------------------------------------------------
                            Total Interest and Dividend Income       27,356       23,876        78,582       70,209
-------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits:
     Time certificates of deposits of $100,000 or more                1,724          785         4,415        2,061
     Other deposits                                                   4,398        3,012        11,876        9,025
Federal funds purchased and securities sold under agreements
     to repurchase                                                    1,320        1,080         3,588        3,262
Other borrowings                                                        825          946         2,389        2,843
-------------------------------------------------------------------------------------------------------------------
                                        Total Interest Expense        8,267        5,823        22,268       17,191
-------------------------------------------------------------------------------------------------------------------
                                           Net Interest Income       19,089       18,053        56,314       53,018
-------------------------------------------------------------------------------------------------------------------
                        Less:  Provision for loan/lease losses          662          749         1,831        2,274
-------------------------------------------------------------------------------------------------------------------
     Net Interest Income After Provision for Loan/Lease Losses       18,427       17,304        54,483       50,744
-------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Trust and investment services income                                  1,242        1,274         3,911        3,938
Service charges on deposit accounts                                   2,234        2,074         6,138        5,869
Insurance commissions and fees                                        2,017        1,693         5,806        4,883
Card services income                                                    663          646         1,931        1,835
Other service charges                                                   793          813         2,248        2,457
Increase in cash surrender value of corporate owned life                270          225           786          807
insurance
Gains on sale of loans                                                   47           66           168          185
Other income                                                            441          513         1,111          939
Net realized gain (loss) on available-for-sale securities                 0           (8)           19           70
-------------------------------------------------------------------------------------------------------------------
                                      Total Noninterest Income        7,707        7,296        22,118       20,983
-------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salary and wages                                                      7,183        6,702        21,114       19,966
Pension and other employee benefits                                   1,873        1,692         5,741        5,345
Net occupancy expense of bank premises                                  984          881         3,042        2,756
Furniture and fixture expense                                           894          859         2,694        2,557
Marketing expense                                                       549          503         1,686        1,473
Professional fees                                                       531          539         1,202        1,115
Software licenses and maintenance                                       433          308         1,339        1,010
Cardholder expense                                                      357          341         1,021          976
Amortization of intangible assets                                       140          154           455          502
Other operating expense                                               2,661        2,408         7,867        7,536
-------------------------------------------------------------------------------------------------------------------
                                    Total Noninterest Expenses       15,605       14,387        46,161       43,236
-------------------------------------------------------------------------------------------------------------------
                 Income Before Income Tax Expense and Minority
                         Interest in Consolidated Subsidiaries       10,529       10,213        30,440       28,491
-------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                           33           34            98          101
                                            Income Tax Expense        3,386        3,395         9,871        9,355
===================================================================================================================
                                                    Net Income   $    7,110   $    6,784    $   20,471   $   19,035
===================================================================================================================
Basic Earnings Per Share                                         $     0.79   $     0.76    $     2.29   $     2.12
===================================================================================================================
Diluted Earnings Per Share                                       $     0.78   $     0.75    $     2.25   $     2.09
===================================================================================================================

Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on February 15, 2005. See accompanying notes to unaudited condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                                    Nine months ended
                                                                                 09/30/2005    09/30/2004
                                                                                 ----------    ----------
OPERATING ACTIVITIES
Net income                                                                       $   20,471    $   19,035
Adjustments to reconcile net income to net cash
     provided by operating activities:
Provision for loan/lease losses                                                       1,831         2,274
Depreciation and amortization premises, equipment, and software                       2,831         2,664
Amortization of intangible assets                                                       455           502
Earnings from corporate owned life insurance                                           (786)         (807)
Net amortization on securities                                                        1,387         1,702
Net realized gain on available-for-sale securities                                      (19)          (70)
Net gain on sale of loans                                                              (168)         (185)
Proceeds from sale of loans                                                          11,796        10,741
Loans originated for sale                                                           (11,620)      (10,563)
Tax benefit from stock option exercise                                                  193            62
Net gain on sales of bank premises and equipment                                       (215)          (19)
(Increase) decrease in accrued interest receivable                                   (1,190)          166
Increase in accrued interest payable                                                    581             2
Other, net                                                                           12,067         6,819
---------------------------------------------------------------------------------------------------------
                                     Net Cash Provided by Operating Activities       37,614        32,323
---------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities                            70,440       186,430
Proceeds from sales of available-for-sale securities                                 24,318        46,132
Proceeds from maturities of held-to-maturity securities                              22,262        12,801
Purchases of available-for-sale securities                                          (95,797)     (256,868)
Purchases of held-to-maturity securities                                            (32,873)      (29,499)
Net increase in loans                                                               (76,746)      (78,159)
Proceeds from sale of bank premises and equipment                                       362            55
Purchases of bank premises and equipment                                             (4,316)       (5,191)
Purchase of corporate owned life insurance                                           (2,080)          (25)
---------------------------------------------------------------------------------------------------------
                                         Net Cash Used in Investing Activities      (94,430)     (124,324)
---------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net (decrease) increase in demand, money market,
  and savings deposits                                                              (41,682)       76,903
Net increase in time deposits                                                       102,771        50,805
Net increase (decrease) in securities sold under agreements
   to repurchase and Federal funds purchased                                         15,122       (24,177)
Increase in other borrowings                                                         67,000        16,623
Repayment of other borrowings                                                       (50,454)      (26,247)
Cash dividends                                                                       (7,814)       (7,333)
Cash paid in lieu of fractional shares - 10% stock dividend                             (13)            0
Common stock repurchased and returned to unissued status                               (897)       (2,976)
                                                                                          0             0
Net proceeds from exercise of stock options                                             678           596
---------------------------------------------------------------------------------------------------------
                                     Net Cash Provided by Financing Activities       84,711        84,194
---------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                                 27,895        (7,807)
Cash and cash equivalents at beginning of period                                     40,932        65,756
=========================================================================================================
Total Cash & Cash Equivalents at End of Period                                   $   68,827    $   57,949
=========================================================================================================

Supplemental Information:
     Cash paid during the year for:
          Interest                                                               $   21,687    $   17,190
          Taxes                                                                       4,317         4,708

See accompanying notes to unaudited condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (In thousands, except share data) (Unaudited)

                                                                                         Accumulated
                                                                                           Other
                                             Common                       Undivided     Comprehensive     Treasury
                                             Stock         Surplus         Profits      Income (Loss)       Stock          Total
-----------------------------------------------------------------------------------------------------------------------------------
January 1, 2004                           $       819    $    76,926    $     78,676    $      3,015    ($       466)   $   158,970
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
    Net Income                                                                19,035                                         19,035
    Other comprehensive loss                                                                    (140)                          (140)
                                                                                                                        -----------

           Total Comprehensive Income                                                                                        18,895
                                                                                                                        ===========

Cash dividends ($0.82/Share)                                                  (7,333)                                        (7,333)
Exercise of stock options, and related
     tax benefit (27,821 shares, net)               2            656                                                            658
Common stock repurchased and returned
     To unissued status (72,541 shares)            (7)        (2,969)                                                        (2,976)
Directors deferred compensation plan
     (17,851 shares)                                             526                                            (526)             0

-----------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 2004            $       814    $    75,139    $     90,378    $      2,875    ($       992)   $   168,214
===================================================================================================================================


-----------------------------------------------------------------------------------------------------------------------------------
January 1, 2005                           $       816    $    75,837    $     94,522    $        871    ($     1,044)   $   171,002
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
    Net Income                                                                20,471                                         20,471
    Other comprehensive loss                                                                  (3,868)                        (3,868)
                                                                                                                        -----------
            Total Comprehensive Income                                                                                       16,603
                                                                                                                        ===========

Cash dividends ($0.87/Share)                                                  (7,814)                                        (7,814)
Exercise of stock options and related
    tax benefit (35,969 shares, net)                3            868                                                            871
Common stock repurchased and returned
   to unissued status (21,984 shares)              (2)          (895)                                                          (897)
Effect of 10% stock dividend                       82         42,380         (42,462)                                             0
Directors deferred compensation plan
   (3,339 shares)                                                158                                            (158)             0
Cash paid in lieu of fractional shares
  (279 shares)                                                                   (13)                                           (13)

-----------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 2005            $       899    $   118,348    $     64,704    ($     2,997)   ($     1,202)   $   179,752
===================================================================================================================================

Share and per share data have been retroactively adjusted to reflect a 10% stock dividend paid on February 15, 2005.

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Trustco, Inc. ("Tompkins" or the "Company"), is the corporate parent to three community bank subsidiaries, Tompkins Trust Company ("Trust Company"), The Bank of Castile and The Mahopac National Bank, which together operate 35 banking offices in New York State, and to one insurance agency subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). Unless the context otherwise requires, the term "Company" refers collectively to Tompkins Trustco, Inc. and its subsidiaries.

Headquartered in Ithaca, New York, Tompkins is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Tompkins was organized in 1995, under the laws of the State of New York, as a bank holding company for the Trust Company, a commercial bank that has operated in Ithaca and surrounding communities since 1836. Through its community banking subsidiaries, the Company provides traditional banking and related financial services. Tompkins offers trust and investment services through Tompkins Investment Services, a division of the Trust Company. The Company also offers insurance services through Tompkins Insurance, an independent insurance agency with a history of over 100 years of service to individual and business clients throughout Western New York. At year-end 2004, Tompkins Insurance expanded its geographic presence through its acquisition of Banfield & Associates, Inc., an insurance agency in Ithaca, New York. Each Tompkins subsidiary operates with a community focus, meeting the needs of the unique communities served.


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

                                                                 Three months ended         Nine months ended
(in thousands except per share data)                           09/30/2005   09/30/2004   09/30/2005   09/30/2004
----------------------------------------------------------------------------------------------------------------
Net Income:
   As reported                                                 $    7,110   $    6,784   $   20,471   $   19,035
   Deduct:  Total stock-based employee compensation expense
    determined under fair value based method for all awards,
    net of all related tax effects                                    211          217          651          528
----------------------------------------------------------------------------------------------------------------
   Pro forma                                                   $    6,899   $    6,567   $   19,820   $   18,507
----------------------------------------------------------------------------------------------------------------

Basic earnings per share:
  As reported                                                  $     0.79   $     0.76   $     2.29   $     2.12
----------------------------------------------------------------------------------------------------------------
   Pro forma                                                         0.77         0.74         2.21         2.06
----------------------------------------------------------------------------------------------------------------

Diluted earnings per share:
   As reported                                                 $     0.78   $     0.75   $     2.25   $     2.09
================================================================================================================
   Pro forma                                                         0.76         0.73         2.18         2.04
================================================================================================================


No stock options were granted in the first nine months of 2005. The per share weighted average fair value of the 199,000 stock options granted during the first nine months of 2004 was $15.00. Fair values were arrived at using the Black Scholes option-pricing model with the following assumptions:

                                                                           2004
--------------------------------------------------------------------------------
Risk-free interest rate                                                    3.82%

Expected dividend yield                                                    2.70%

Volatility                                                                39.76%

Expected life (years)                                                      5.00
================================================================================

In December 2004, The FASB issued SFAS No. 123R, "Share-Based Payment." This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB No. 25 and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The grant-date fair value of employee stock options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). For equity awards that are modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. In the future, the notes to consolidated financial statements will include information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements. On April 14, 2005, the Securities and Exchange Commission amended the date for compliance with SFAS No. 123R to the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. SFAS No. 123R is therefore effective for the Company beginning January 1, 2006. The Company's method of adoption has not yet been determined.

3. Earnings Per Share

The Company follows the provisions of SFAS No. 128, "Earnings per Share" ("EPS"). A computation of Basic EPS and Diluted EPS for the three-month and nine-month periods ending September 30, 2005 and 2004 is presented in the table below.

-------------------------------------------------------------------------------------------------------------------
Three months ended September 30, 2005                                Net Income         Weighted          Per
(In thousands except share and per share data)                       (Numerator)     Average Shares      Share
                                                                                      (Denominator)      Amount
-------------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                            $        7,110        8,956,846   $         0.79

Effect of dilutive securities (Stock options)                                              134,809

Diluted EPS
===================================================================================================================
Income available to common shareholders plus assumed conversions   $        7,110        9,091,655   $         0.78
===================================================================================================================


-------------------------------------------------------------------------------------------------------------------
Three months ended September 30, 2004                                Net Income         Weighted          Per
(In thousands except share and per share data)                       (Numerator)     Average Shares      Share
                                                                                      (Denominator)      Amount
-------------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                            $        6,784        8,933,029   $         0.76

Effect of dilutive securities (Stock options)                                              132,789

Diluted EPS
===================================================================================================================
Income available to common shareholders plus assumed conversions   $        6,784        9,065,818   $         0.75
===================================================================================================================

The effect of dilutive securities calculation for the three-month period ended
September 30, 2004 excludes stock options of 218,049 because the exercise price of the options was greater than the average market value of the Company's common stock during the period.


-------------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 2005                                 Net Income         Weighted          Per
(In thousands except share and per share data)                       (Numerator)     Average Shares      Share
                                                                                      (Denominator)      Amount
-------------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                            $       20,471        8,953,771   $         2.29

Effect of dilutive securities (Stock options)                                              134,511

Diluted EPS
===================================================================================================================
Income available to common shareholders plus assumed conversions   $       20,471        9,088,282   $         2.25
===================================================================================================================

3. Earnings Per Share (continued)

-------------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 2004                                 Net Income         Weighted          Per
(In thousands except share and per share data)                       (Numerator)     Average Shares      Share
                                                                                      (Denominator)      Amount
-------------------------------------------------------------------------------------------------------------------
Basic EPS
Income available to common shareholders                            $       19,035        8,962,955   $         2.12

Effect of dilutive securities (Stock options)                                              143,519

Diluted EPS
===================================================================================================================
Income available to common shareholders plus assumed conversions   $       19,035        9,106,474   $         2.09
===================================================================================================================

The effect of dilutive securities calculation for the nine-month period ended
September 30, 2004 excludes stock options of 123,206 because the exercise price of the options was greater than the average market value of the Company's common stock during the period.

* Share and per share data have been retroactively adjusted to reflect a 10% stock dividend paid on February 15, 2005.

4. Comprehensive Income (Loss)
                                                                     Three months ended         Nine months ended
(in thousands)                                                    09/30/2005    09/30/2004   09/30/2005    09/30/2004
---------------------------------------------------------------------------------------------------------------------
Net Income                                                        $    7,110    $    6,784   $   20,471    $   19,035

Net unrealized holding (losses) gains during the period               (1,405)        7,819       (3,857)          (98)
               Memo: Pre-tax net unrealized holding (loss) gain       (2,340)       13,032       (6,428)         (163)

Reclassification adjustment for net realized (gain) loss on
     available-for-sale securities                                         0             5          (11)          (42)
                          Memo: Pretax net realized (gain) loss            0             8          (19)          (70)
Other Comprehensive (Loss) Income                                     (1,405)        7,824       (3,868)         (140)

=====================================================================================================================
Total Comprehensive Income                                        $    5,705    $   14,608   $   16,603    $   18,895
=====================================================================================================================

5.  Employee Benefit Plans

The following table sets forth the amount of the net periodic benefit cost recognized, including the following components: the service cost and interest cost; the expected return on plan assets for the period; the amortization of the unrecognized transitional obligation or transition asset; and the amounts of recognized gains and losses, and prior service cost recognized for the Company's pension plan, post-retirement plan (Life and Heath), and supplemental employee retirement plans (SERP).

Components of Net Period Benefit Cost

                                                    Pension Benefits           Life and Health            SERP Benefits
                                                   Three months ended         Three months ended        Three months ended
(In thousands)                                  09/30/2005    09/30/2004    09/30/2005   09/30/2004   09/30/2005   09/30/2004
-----------------------------------------------------------------------------------------------------------------------------
Service cost                                    $      377    $      334    $       50   $       44   $       32   $       18
Interest cost                                          434           407            80           77           99           83
Expected return on plan assets for the period         (660)         (579)            0            0            0            0
Amortization of transition (asset) liability             0             0            29           29            0            0
Amortization of prior service cost                     (33)          (33)            2            2           26           26
Amortization of net loss                               164           164             3            1           20            7
=============================================================================================================================
Net periodic benefit cost                       $      282    $      293    $      164   $      153   $      177   $      134
=============================================================================================================================

5.  Employee Benefit Plans (continued)

                                                    Pension Benefits            Life and Health            SERP Benefits
                                                    Nine months ended          Nine months ended         Nine months ended
(In thousands)                                  09/30/2005    09/30/2004    09/30/2005   09/30/2004   09/30/2005   09/30/2004
-----------------------------------------------------------------------------------------------------------------------------
Service cost                                    $    1,130    $    1,002    $      150   $      132   $       97   $       54
Interest cost                                        1,302         1,221           241          231          296          249
Expected return on plan assets for the period       (1,980)       (1,737)            0            0            0            0
Amortization of transition (asset) liability             0             0            87           87            0            0
Amortization of prior service cost                     (98)          (99)            5            6           79           78
Amortization of net loss                               492           492            10            3           60           21
=============================================================================================================================
Net periodic benefit cost                       $      846    $      879    $      493   $      459   $      532   $      402
=============================================================================================================================

The Company previously disclosed in its financial statements for the year ended December 31, 2004, included in its 2004 Annual Report on Form 10-K, that although it was not required to contribute to the pension plan in fiscal 2005, it may voluntarily contribute to the pension plan in fiscal 2005. There was no contribution to the pension plan through the first nine months of 2005. Subsequent to September 30, 2005, the Company contributed $500,000 to the pension plan.

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

In May 2004, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which supersedes FSP FAS 106-1 of the same title. The FSP clarifies the accounting for the benefits attributable to new government subsidies for companies that provide prescription drug benefits to retirees. The new accounting requirements became effective at the beginning of the third calendar quarter of 2004. In accordance with FSP FAS 106-1, the Company elected to defer accounting for the economic effects of the new Medicare Act, pending specific authoritative guidance on the accounting for the federal subsidy. The Company has reviewed the requirements of the Medicare Act relative to its post-retirement plan and has determined that the effects will not be material to the Company's financial condition or results of operations.

Effective October 1, 2005, the Company amended its benefit plan related to post-retirement medical coverage. The change includes a modification of the benefits available for active employees below the age of 55, and employees above the age of 55, with less than ten years of service. The modification includes the establishment of HRA accounts for the affected employees, which in effect, caps the Company's liability. Employees hired after December 31, 2004 do not participate in the Company's post-retirement benefit plan. It is expected that the modification to the plan will result in an annual savings of approximately $250,000.

6.  Financial Guarantees

FASB Interpretation No. 45 (FIN No. 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 requires certain disclosures and potential liability recognition for the fair value at issuance of guarantees that fall within its scope. Based upon management's interpretation of FIN No. 45, the Company currently does not issue any guarantees that would require liability recognition under FIN No. 45, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of September 30, 2005, the Company's maximum potential obligation under standby letters of credit was $24.9 million. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate losses as a result of these transactions.

7.  Recent Accounting Standards

FASB Staff Position No. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (the "FSP"), was issued on November 3, 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally Statement of Financial Accounting Standards No. 115 and SEC Staff Accounting Bulletin 59). Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security's cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect that the application of the FSP will have a material impact on its financial condition, results of operations or financial statement disclosures.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Tompkins Trustco, Inc. is a registered financial holding company ("Tompkins" or "the Company") incorporated in 1995 under the laws of the State of New York and its common stock is listed on the American Stock Exchange (Symbol: TMP). Tompkins is headquartered at The Commons, Ithaca, New York.

Tompkins's primary business is the operation of its three community banking subsidiaries, Tompkins Trust Company ("Trust Company"), The Bank of Castile and The Mahopac National Bank, and its insurance agency subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). Tompkins does not engage in any other substantial business activities. Unless the context otherwise requires, the term "Company" refers collectively to Tompkins Trustco, Inc. and its subsidiaries.

Through its community bank subsidiaries, the Company provides traditional banking and related financial services, which constitute the Company's only reportable business segment. Banking services consist primarily of attracting deposits from the areas served by the community bank subsidiaries' 35 banking offices and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans (including commercial loans collateralized by real estate), and leases, and providing trust and investment related services. The Company's principal expenses are interest on deposits, interest on borrowings, and operating and general administrative expenses, as well as provisions for loan/lease losses. Funding sources, other than deposits, include borrowings, securities sold under agreements to repurchase, and cash flow from lending and investing activities. The Company provides trust and investment services through Tompkins Investment Services, including investment management accounts, custody accounts, trusts, retirement plans and rollovers, estate settlement, and financial planning. Tompkins Insurance primarily provides services consisting of property and casualty insurance for individuals and businesses, which complement the services offered through the Company's community bank subsidiaries.

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

Other external factors affecting the Company's operating results are market rates of interest, the condition of financial markets, and both national and regional economic conditions. The Company's community bank subsidiaries operate, in the aggregate, 35 banking offices, including one limited-service office, serving communities in many upstate New York markets. Economic climates in these markets vary by region. The Western New York market served by The Bank of Castile has been the most challenging in recent years, due to cutbacks and layoffs by some major employers in Rochester, New York. Conditions in this market appear to have improved recently. The economic climates in the Central New York markets served by Tompkins Trust Company and the lower Hudson Valley markets served by Mahopac National Bank remain favorable.

The following discussion is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of Tompkins for the third quarter ended September 30, 2005. It should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and the unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q.


Forward-Looking Statements

The Company is making this statement in order to satisfy the "Safe Harbor" provision contained in the Private Securities Litigation Reform Act of 1995. Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company's operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those expressed and/or implied by such forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the development of an interest rate environment that may adversely affect the Company's interest rate spread, other income or cash flow anticipated from the Company's operations, investment and/or lending activities; changes in laws and regulations affecting banks, insurance companies, bank holding companies and/or financial holding companies; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; protection and validity of intellectual property rights; reliance on large customers; and financial resources in the amounts, at the times and on the terms required to support the Company's future businesses. In addition, such forward-looking statements could be affected by general industry and market conditions and growth rates, general economic and political conditions, including interest rate and currency exchange rate fluctuations, and other factors.


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

Since the methodology is based upon historical experience and trends as well as management's judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, and declines in local property values. While management's evaluation of the reserve for loan/lease losses as of September 30, 2005, considers the reserve to be adequate, deterioration in credit quality, worsening loss factors, and other assumption changes could result in the need to increase the reserve.

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

OVERVIEW
For the third quarter ended September 30, 2005, net income was $7.1 million, an increase of 4.8% compared to net income of $6.8 million for the same period in 2004. Diluted earnings per share were $0.78 for the third quarter of 2005, compared to $0.75 for the same period in 2004. For the nine months ended September 30, 2005, net income was up 7.5% to $20.5 million compared to $19.0 million for the nine months ended September 30, 2004. Diluted earnings per share were $2.25 for the first nine months of 2005 compared to $2.09 for the same period in 2004. The increase in net income for the third quarter and year-to-date 2005 is a result of increases in net interest income and noninterest income, and lower provisions for loan and lease losses. Net interest income increased as a result of an improved net interest margin, growth in average interest-earning assets (primarily loans) and growth in noninterest-bearing deposits. The primary driver of noninterest income growth was a strong increase in insurance commissions and fees, which was due in part to the year-end 2004 acquisition of Banfield & Associates, Inc., an insurance agency in Ithaca, New York. The Company's strategies include a commitment to community banking and a diversification of revenue sources, by offering a strong suite of products and services, including trust and investment services, insurance sales, card services, and other banking and related financial services, in addition to the interest and fees generated from loans and securities.

Key performance measurements for the Company include return on average assets and return on average shareholders' equity. Return on average assets for the third quarter ended September 30, 2005, was 1.38%, unchanged from the same period in 2004. Return on average shareholders' equity for the third quarter of 2005 was 15.95%, compared to 16.76% for the same period in 2004. Return on average assets for the nine months ended September 30, 2005, was 1.35%, compared to 1.32% for the same period in 2004. Return on average shareholders' equity for the nine months ended September 30, 2005 was 15.76%, compared to 15.77% for the same period in 2004. An improved net interest margin and growth in higher yielding earning assets contributed to the increased return on average assets.

The current interest rate environment of rising short-term rates and narrow spreads between short-term rates and long-term rates is a challenge to the Company's operating performance. The low interest rate environment over the past two years resulted in a decline in the Company's asset yields and cost of funds. As rates move upwards, the Company's funding sources, including deposits, are expected to reprice faster than its asset base, which could put pressure on the net interest margin over the short term.

Asset quality as of September 30, 2005, showed improvement when compared to the same period last year, with nonperforming assets decreasing to $4.4 million at September 30, 2005, from $8.1 million at September 30, 2004. The ratio of nonperforming assets to total assets improved from 0.41% at September 30, 2004, to 0.21% at September 30, 2005. Contributing to the decrease in nonperforming assets was the return to accruing status of a large commercial relationship as a result of a strengthened financial position. Net charge-offs in the third quarter and year-to-date 2005 were $264,000, and $996,000, respectively, compared to $674,000 and $1.8 million in the same periods in 2004. With the improvement in asset quality, the provision for loan and lease losses decreased to $662,000 in the third quarter of 2005, from $749,000 in the same period in 2004. For the year-to-date period, the provision for loan and leases losses decreased from $2.3 million in 2004 to $1.8 million in 2005.

Net Interest Income
The Average Consolidated Balance Sheet and Net Interest Analysis included at the end of Part I of this Quarterly Report on Form 10-Q illustrates the trend in average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. The Company earned taxable-equivalent net interest income of $19.8 million for the three months ended September 30, 2005, an increase of 6.1% over the same period in 2004. For the nine months ended September 30, 2005, the Company earned taxable-equivalent net interest income of $58.4 million, an increase of 6.3% over $55.0 million for the first nine months of 2004. Quarter-to-date and year-to-date increases in taxable-equivalent net interest income as compared to the same periods in 2004 are mainly a result of growth in average interest-earning assets (primarily loans) higher yields on loans, and growth in deposits, including noninterest-bearing deposits. Average interest-earning assets increased 4.4% and 5.0% for the three- and nine-month periods ended September 30, 2005, respectively, as compared to the same periods in 2004. Average noninterest bearing deposits increased 6.9% and 9.8% for the three- and nine-month periods ended September 30, 2005, respectively, as compared to the same periods in 2004.


Taxable-equivalent interest income was up 14.5% for the third quarter and 11.8% for the year-to-date over the comparable periods in 2004. The increase in taxable-equivalent interest income was mainly driven by the lending portfolio, which reflects higher yields and higher average volumes. Loan growth was concentrated in the commercial real estate, commercial and industrial, and residential real estate portfolios. Loan yields on commercial and industrial loans, and commercial real estate loans benefited from increases in benchmark market interest rates. Home equity loan yields were also higher as initial introductory rates repriced to fully indexed rates. The average yield on interest-bearing assets increased 51 basis points to 5.84% for the three months ended September 30, 2005, and 35 basis points to 5.73% for the nine months ended September 30, 2005, from the same periods in 2004.

Increases in taxable-equivalent interest income were partially offset by an increase in interest expense driven by the increase in short-term market interest rates. The average cost of interest-bearing liabilities increased 59 basis points to 2.17% for the three months ended September 30, 2005, and 40 basis points to 1.98% for the nine months ended September 30, 2005, from the same periods in 2004.

The net interest margin increased from 4.06% in the third quarter of 2004 to 4.12% in the third quarter of 2005. The net interest margin for the nine months ended September 30, 2005, was 4.15%, up from 4.10% for the same period in 2004. The net interest margin for the quarter and year-to-date period benefited from the growth in loans, higher loan yields and the increase in noninterest-bearing liabilities. The spread between interest-earning assets and interest-bearing liabilities narrowed for both the quarter and year-to-date for 2005, compared to the same periods in 2004. The benefit of the growth in noninterest bearing deposits offset the narrower spread resulting in the higher net interest margin.

Average commercial real estate and commercial loans increased $55.7 million and $26.8 million, respectively, for the three months ended September 30, 2005 from the same period last year. Average balances for commercial real estate loans and commercial loans increased by $56.5 million and $21.7 million, respectively, for the nine months ended September 30, 2005 from the same period last year. Management continues to emphasize commercial services, as these commercial loan products are typically attractive to the Company from a yield and interest rate risk management perspective. Average residential real estate loans increased by $41.9 million and $36.6 million, respectively, for the three and nine month periods ended September 30, 2005, from the same periods in 2004.

Core deposits (total deposits, less brokered deposits, municipal money market deposits, and time deposits of $100,000 or more) supported the growth in average assets in the three and nine month periods ended September 30, 2005, compared to the same periods in 2004. Average core deposits for the three and nine month periods ended September 30, 2005, increased by $54.2 million and $57.3 million, respectively, from the same periods last year. Core deposits represent the Company's largest and lowest cost funding source, with average core deposits representing 65.9% of average liabilities for the first nine months of 2005. This compares to 65.8% for the same period in 2004.

Non-core funding sources, which include time deposits of $100,000 or more, brokered deposits, municipal money market deposits, Federal funds purchased, securities sold under agreements to repurchase (repurchase agreements), and other borrowings provide additional funding to support asset growth. Average balances on these non-core funding sources increased by $19.7 million and $22.8 million, respectively, in the three and nine months ended September 30, 2005, from the same periods in 2004. Time deposits over $100,000 accounted for the majority of the growth in non-core funding sources over the periods, and represented the largest component of non-core funding sources at September 30, 2005, with a three and nine-month average balance of $211.6 million and $205.5 million, respectively.

Provision for Loan/Lease Losses
The provision for loan/lease losses represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses at an adequate level. Management has developed a model to measure the amount of estimated loan loss exposure inherent in the loan portfolio to ensure that an adequate reserve is maintained. The provision for loan and lease losses for the third quarter and year-to-date period ended September 30, 2005, was lower than the provision for the same periods in 2004. The provision for loan and lease losses was $1.8 million for the first nine months of 2005, down from $2.3 million for the same period in 2004. The decrease in the provision for loan and lease losses in 2005 was a result of improved asset quality as evidenced by lower net charge-offs and a decrease in the dollar volume of nonperforming loans. Net charge-offs were $996,000 for the first nine months of 2005, compared to $1.8 million for the same period in 2004. In 2004, economic weakness in the Company's Western New York markets contributed to higher net charge-offs and provision for loan and lease losses. The impact of the recent positive trends in asset quality on the reserve for loan/lease losses, was offset by continued growth in the loan portfolio. The reserve for loan/lease losses as a percentage of period end loans was 1.07% at September 30, 2005, unchanged from that at December 31, 2004.

Noninterest Income
Although net interest income is the Company's primary revenue source, competitive, regulatory and economic conditions have led management to target noninterest income sources as important drivers of long-term revenue growth. Noninterest income for the three months ended September 30, 2005, was $7.7 million, an increase of 5.6% over the same period in 2004. Noninterest income for the nine months ended September 30, 2005, was $22.1 million, an increase of 5.4% over the same period in 2004. The growth in noninterest income for both the quarter and year-to-date periods in 2005 over the comparable periods in 2004 is mainly a result of strong growth in insurance commissions and fees, service charges on deposit accounts, and a gain on the sale of real estate. The real estate sale related to the relocation of The Bank of Castile's Warsaw, New York office to a newly renovated facility.

Trust and investment services income was $1.2 million in the third quarter of 2005, a decrease of 2.5% from the same period in 2004. For the first nine months of 2005, trust and investment services income of $3.9 million was flat compared with the same period in 2004. With fees largely based on the market value and mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The market value of assets managed by, or in custody of, Tompkins Investment Services was $1.5 billion at September 30, 2005, up 5.3% from $1.4 billion at September 30, 2004. These figures include $423.3 million and $412.8 million, respectively, of Company-owned securities where Tompkins Investment Services is custodian. Tompkins Investment Services generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing investments in employee benefits plans. Services are primarily provided to customers in the Trust Company's market area of Tompkins County; however, Tompkins Investment Services representatives also serve clients in The Bank of Castile and Mahopac National Bank markets. Trends for new business in trust and investments services remain positive. The number of accounts increased by 6.4% between September 30, 2005, and September 30, 2004.

Service charges on deposit accounts increased 7.7% to $2.2 million in the third quarter of 2005 from $2.1 million in the third quarter of 2004. For the nine months ended September 30, 2005, service charge on deposit accounts were $6.1 million, a 4.6% increase over the same period in 2004. The largest component of this category is overdraft fees, which is largely dependent on customer behavior. A key factor affecting overdraft income is check volume, which has been trending downward as a result of increasing trends in electronic transactions. Increased fees in the third quarter of 2005 over the comparable period of 2004 benefited from an increase in the per item charge for overdrafts, and an increase in deposit accounts.

Insurance commissions and fees were $2.0 million in the third quarter of 2005, an increase of 19.1% over the third quarter of 2004. For the first nine months of 2005, insurance commissions and fees were $5.8 million, up 18.9% from $4.9 million for the same period in 2004. The Banfield & Associates, Inc., insurance agency acquisition at year-end 2004 accounted for approximately 59.0% and 59.6% of the revenue growth for the third quarter of 2005 and year-to-date 2005, respectively over the comparable periods in 2004. Also contributing to the revenue growth over prior year was continued efforts by Tompkins Insurance to offer services to bank customers, and by sharing certain offices with The Bank of Castile.

Card services income increased by 2.6% or $17,000, to $663,000 for the third quarter of 2005 over the same quarter in 2004. Card services income of $1.9 million for the nine months ended September 30, 2005 was up 5.2% from $1.8 million for the nine months ended September 30, 2004. The increase in income over prior year was concentrated in debit card income and reflects an increased number of cardholders, higher transaction volume and fee increases. Debit card income totaled $454,000 for the three months ended September 30, 2005, compared to $400,000 for the same period in 2004, and $1.3 million for the nine months ended September 30, 2005, compared to $1.1 million for the same period in 2004. Card services products include traditional credit cards, purchasing cards, debit cards, and automated teller machines. Card services continues to build revenues as technology has created opportunities to offer customers new products. This is a highly competitive business with many large national competitors.

Other services charges were down 2.5% in the third quarter of 2005 to $793,000 from $813,000 in the same period of 2004. For the year ended September 30, 2005, other service charges were down 8.5% to $2.2 million from $2.5 million in the same period of 2004. The decrease in the quarter-to-date period and year-to-date period ended September 30, 2005, from the same periods prior year, was largely due to lower income from merchant card processing. A decrease in loan related fees also contributed to the decrease in the year-to-date period.

Noninterest income for the third quarter of 2005 includes $270,000 of income relating to increases in the cash surrender value of corporate owned life insurance (COLI). This compares to $225,000 for the same period in 2004. The increase in the third quarter 2005 was partially due to additional investments in COLI in the second quarter 2005. For the year-to-date period COLI related income was $786,000, down 2.6% from the same period in 2004. The COLI relates to life insurance policies covering certain executive officers of the Company. The Company's average investment in COLI was $25.4 million for the nine-month period ended September 30, 2005, compared to $23.2 million for the same period in 2004. Although income associated with the insurance policies is not included in interest income, increases in the cash surrender value produced a tax-equivalent return of 6.90% for the first nine months of 2005, compared to 7.42% for the same period in 2004.

Net gains on loan sales were $47,000 in the third quarter of 2005, compared with a gain of $66,000 during the same period last year. Year-to-date 2005 gains of $168,000 are $17,000 or 9.2% below year-to-date 2004. Current residential mortgage loan origination is predominately purchase volume and the majority of loans are being originated as portfolio loans since they meet the parameters for portfolio loans as established by the Company's Asset/Liability Management Committee.

Other income for the third quarter of 2005 was down $72,000 over the same period in 2004. Other income increased from $939,000 for the first nine months of 2004 to $1.1 million for the same period in 2005. This increase in year-to-date 2005 over the same period in 2004 was largely driven by a $207,000 gain on sale of real estate related to the relocation of The Bank of Castile's Warsaw Office to a newly renovated building and the sale of the former office building.

Noninterest Expenses
Total noninterest expenses for the third quarter of 2005 were $15.6 million, up 8.5% over the prior year's third quarter. For the first nine months of 2005, noninterest expenses were $46.2 million, an increase of 6.8% over noninterest expenses of $43.2 million for the same period in 2004. Factors contributing to the expense growth in the current year include: the January 2005 acquisition of Banfield and Associates, Inc. (an Ithaca-based insurance agency), the March 2005 opening of the Tompkins Financial Center in Batavia, NY, and the first full year of expense associated with the Mt. Kisco Office of Mahopac National Bank, which opened in July 2004.

Personnel-related expenses comprise the largest segment of noninterest expense, representing 58.2% of noninterest expense for the first nine months of 2005 compared to 58.5% of noninterest expense for the first nine months of 2004. The 7.9% quarterly and 6.1% year-to-date increase in personnel-related expenses in 2005 as compared to the same periods in 2004, was primarily a result of higher salaries and wages related to an increase in average full time equivalents
(FTEs) as well as annual salary adjustments. The increase in average FTEs is primarily a result of staffing requirements at the Company's newer offices, including the Banfield Agency acquisition by Tompkins Insurance in late 2004. Healthcare costs and other postretirement benefits were also up over the third quarter and year-to-date periods in 2004.

Expenses related to bank premises and furniture and fixtures totaled $1.9 million in the third quarter of 2005, an increase of 7.9% over the third quarter of 2004. Expenses related to bank premises and furniture and fixtures totaled $5.7 million for the first nine months of 2005, an increase of 8.0% over the same period last year. Recent additions to the Company's branch network, including the Mount Kisco office of Mahopac National Bank, which opened in July 2004, and the opening of the Tompkins Financial Center in Batavia, New York, in early 2005, as well as higher real estate taxes, insurance and utility costs contributed to the increased expenses for bank premises and furniture and fixtures for the quarter and year-over-year periods.

Marketing expense is up 9.1% in the third quarter of 2005 over the same period in 2004, and 14.5% year-to-date 2005 over year-to-date 2004. Planned marketing initiatives for 2005 accounted for the increase in marketing expenditures over the prior year.

Software licenses and maintenance expenses were $433,000 in the third quarter of 2005 compared to $308,000 in the third quarter of 2004, an increase of 40.6%. For the first nine months of 2005, software licenses and maintenance expenses were up 32.6% to $1.3 million. Increases in annual maintenance contracts contributed to the increase in this category, as did expenses related to the implementation of new systems.

Other operating expense amounted to $2.7 million for the third quarter of 2005, up 10.5% from the same period 2004. The increase in other operating expense was in numerous expense categories including software amortization, donations, audits and examinations, and trust operations. For the year-to-date, other operating expenses of $7.9 million are up 4.4% over the same period in 2004. The year-to-date increase included increases in the following expense categories: business development, printing and supplies, software amortization, professional fees and licenses, audits and examinations, and education and training.

Income Tax Expense
The provision for income taxes provides for Federal and New York State income taxes. The provision for the third quarter of 2005 was $3.4 million, unchanged from the third quarter 2004. The Company's effective tax rate for the third quarter was 32.2% compared to 33.2% in the third quarter of 2004. The income tax provision for the nine months ended September 30, 2005, was $9.9 million, compared to $9.4 million for the same period in 2004. The Company's effective tax rate for the first nine months of 2005 was 32.4%, compared to 32.8% for the same period in 2004. The decrease in the effective rate in 2005 compared with 2004 is due to higher levels of tax-advantaged income, such as income from investments in municipal bonds, economic zone credits, and new market tax credits.

FINANCIAL CONDITION
The Company's total assets were $2.1 billion at September 30, 2005, representing an increase of $110.4 million over total assets reported at December 31, 2004. Asset growth included a $75.7 million increase in total loans and a $3.8 million increase in the carrying value of securities. Loan growth during the period is net of $11.8 million in sales of fixed rate residential mortgage loans during the first nine months of 2005. Loan growth was concentrated in the commercial real estate and residential real estate loan portfolios. Deposits were up $61.1 million in the first nine months of 2005, to $1.6 billion at September 30, 2005. The growth was concentrated in time deposits and non-interest bearing deposits.

Capital
Total shareholders' equity totaled $179.8 million at September 30, 2005, an increase of $8.8 million from December 31, 2004. Surplus increased $42.5 million from $75.8 million at December 31, 2004, to $118.3 million at September 30, 2005; while undivided profits decreased $29.8 million from $94.5 million at December 31, 2004, to $64.7 million at September 30, 2005, and accumulated other comprehensive income was down $3.9 million over the same period. The increase in surplus and decrease in undivided profits reflects the 10% stock dividend paid on February 15, 2005. The decrease in accumulated other comprehensive income relates to an increase in unrealized losses on available-for-sale securities, largely due to recent increases in interest rates. Cash dividends paid in the first nine months of 2005 totaled approximately $7.8 million, representing 38.2% of year to date earnings. Cash dividends of $0.87 per share paid during the first nine months of 2005 were up from $0.82 per share for the same period in 2004. Dividends per share were retroactively adjusted to reflect the 10% stock dividend paid on February 15, 2005.

On July 27, 2004, the Company's board of directors approved a stock repurchase plan (the "2004 Plan") to replace the 2002 Plan, which expired in July 2004. The 2004 Plan authorizes the repurchase of up to 440,000 (adjusted for the stock split) shares of the Company's outstanding common stock over a two-year period. As of September 30, 2005, the Company had repurchased 21,984 shares under the 2004 Plan, all during the second quarter 2005, with an average price of $40.79.

The Company and its community bank subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and its subsidiaries meet all capital adequacy requirements to which they are subject. The table below reflects the Company's capital position at September 30, 2005, compared to the regulatory capital requirements for "well capitalized" institutions.


REGULATORY CAPITAL ANALYSIS - September 30, 2005
-------------------------------------------------------------------------------------
                                                  Actual             Well Capitalized
                                                                       Requirement
(Dollar amounts in thousands)                Amount      Ratio      Amount      Ratio
-------------------------------------------------------------------------------------
Total Capital (to risk weighted assets)    $  184,303     13.7%   $  134,642     10.0%
Tier I Capital (to risk weighted assets)   $  170,919     12.7%   $   80,785      6.0%
Tier I Capital (to average assets)         $  170,919      8.4%   $  101,995      5.0%
=====================================================================================

As illustrated above, the Company's capital ratios on September 30, 2005, remain well above the minimum requirement for well capitalized institutions. As of September 30, 2005, the capital ratios for each of the Company's subsidiary community banks also exceeded the minimum levels required to be considered well capitalized.

Reserve for Loan/Lease Losses and Nonperforming Assets
Management reviews the adequacy of the reserve for loan/lease losses (reserve) on a regular basis. Management considers the accounting policy relating to the reserve to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the reserve required to cover credit losses in the Company's portfolio and the material effect that assumption could have on the Company's results of operations. Factors considered in determining the adequacy of the reserve and the related provision include: management's approach to granting new credit; the ongoing monitoring of existing credits by the internal and external loan review functions; the growth and composition of the loan and lease portfolio; comments received during the course of independent examinations; current local economic conditions; past due and nonperforming loan statistics; estimated collateral values; and a historical review of loan and lease loss experience. Based upon consideration of the above factors, management believes that the reserve is adequate to provide for the risk of loss inherent in the current loan and lease portfolio. Activity in the Company's reserve for loan/lease losses during the first nine months of 2005 and 2004 is illustrated in the table below.

ANALYSIS OF THE RESERVE FOR LOAN/LEASE LOSSES  (In thousands)
-------------------------------------------------------------------------------------------------------------
                                                                      September 30, 2005   September 30, 2004
-------------------------------------------------------------------------------------------------------------
Average Loans and Leases Outstanding Year to Date                           $  1,210,789         $  1,104,483
-------------------------------------------------------------------------------------------------------------
Beginning Balance                                                                 12,549               11,685
-------------------------------------------------------------------------------------------------------------
Provision for loan/lease losses                                                    1,831                2,274
     Loans charged off                                                            (1,600)              (2,404)
     Loan recoveries                                                                 604                  620
-------------------------------------------------------------------------------------------------------------
Net charge-offs                                                                      996                1,784
-------------------------------------------------------------------------------------------------------------
Ending Balance                                                              $     13,384         $     12,175
=============================================================================================================

The reserve represented 1.07% of total loans and leases outstanding at September 30, 2005, up from 1.06% at September 30, 2004. The reserve coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) increased to 3.11 times at September 30, 2005, from
1.52 times at September 30, 2004. Management is committed to early recognition of loan problems and to maintaining an adequate reserve.

The level of nonperforming assets at September 30, 2005, and 2004 is illustrated in the table below. Nonperforming assets of $4.4 million as of September 30, 2005, reflect a decrease of $3.7 million from $8.1 million as of September 30, 2004. The current level of nonperforming assets is modest at 0.21% of total assets. Contributing to the decrease in nonperforming assets was an upgrade of a large commercial relationship to accruing status based upon improved operating performance. Approximately $224,000 of the nonperforming loans at September 30, 2005, were secured by U.S. Government guarantees, while $1.5 million were secured by one-to-four family residential properties.

Potential problem loans/leases are loans/leases that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans/leases as nonperforming at some time in the future. Management considers loans/leases classified as Substandard that continue to accrue interest to be potential problem loans/leases. At September 30, 2005, the Company's internal loan review function had identified 33 commercial relationships totaling $21.5 million, which it has classified as Substandard, which continue to accrue interest. As of December 31, 2004, the Company's internal loan review function had classified 25 commercial relationships totaling $13.9 million, which continue to accrue interest, as Substandard. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current loss exposure on these loans is not significant. The increase in the dollar amount of potential problem loans is mainly due to the recent inclusion of a larger commercial relationship. This relationship is largely secured by the guarantee of a U.S government agency. At September 30, 2005, approximately $5.1 million of potential problem loans were backed by guarantees of U.S. government agencies. While in a performing status as of September 30, 2005, these loans exhibit certain risk factors, which have the potential to cause them to become nonperforming in the future. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.

NONPERFORMING ASSETS (In thousands)
--------------------------------------------------------------------------------------------------------
                                                                September 30, 2005    September 30, 2004
--------------------------------------------------------------------------------------------------------
Nonaccrual loans and leases                                               $  4,203              $  7,797
Loans past due 90 days and accruing                                            100                    25
Troubled debt restructuring not included above                                   0                   190
--------------------------------------------------------------------------------------------------------
     Total nonperforming loans                                               4,303                 8,012
--------------------------------------------------------------------------------------------------------
Other real estate, net of allowances                                            96                   104
========================================================================================================
     Total nonperforming assets                                           $  4,399              $  8,116
========================================================================================================
Total nonperforming loans/leases as a percent of total loans/leases           0.34%                 0.70%
========================================================================================================
Total nonperforming assets as a percentage of total assets                    0.21%                 0.41%
========================================================================================================


Deposits and Other Liabilities
Total deposits of $1.6 billion on September 30, 2005, were up $61.1 million, or 3.9%, from December 31, 2004. The growth was predominately in time deposits as interest rates moved higher on targeted deposit accounts. Noninterest bearing demand deposits were up 3.5% from year-end 2004. The growth in these deposit categories was partially offset by lower savings and money market deposits, driven by lower municipal money market balances. Core deposits, which represent the primary funding source for the Company, were up 2.3% from year-end 2004. As of September 30, 2005, core deposits of $1.23 billion represented 64.7% of total liabilities. This compares to core deposits of $1.20 billion, representing 66.9% of total liabilities at December 31, 2004.

Non-core funding sources for the Company totaled $641.1 million at September 30, 2005, up from $575.9 million at December 31, 2004. Non-core funding at September 30, 2005, included municipal deposits, time deposits of $100,000 or more, term advances and repurchase agreements with the Federal Home Loan Bank ("FHLB"), Federal funds purchased, and retail repurchase agreements. The growth in non-core funding between December 31, 2004, and September 30, 2005, was mainly in time deposits of $100,000 or more, which were up $104.4 million to $254.5 million at September 30, 2005, from $150.1 million at December 31, 2004. The growth was primarily due to an increase in interest rates on certain time deposit products.

The Company's liability for securities sold under agreements to repurchase ("repurchase agreements") amounted to $167.8 million at September 30, 2005, an increase of $14.1 million from $153.7 million at December 31, 2004. Included in repurchase agreements at September 30, 2005, were $95.0 million in FHLB repurchase agreements and $72.8 million in retail repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date.

The Company's other borrowings represent amounts owed to the FHLB. The Company increased its other borrowings from the FHLB by $16.5 million, to $79.7 million at September 30, 2005, from $63.3 million at year-end 2004.

Included in the $174.7 million in term advances and repurchase agreements with the FHLB are $106.0 million of callable advances. The majority of the advances have call dates between 2005 and 2007 and are callable quarterly at the option of the FHLB.

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

Cash and cash equivalents totaled $68.8 million as of September 30, 2005, up from $40.9 million at December 31, 2004. Short-term investments, consisting of securities due in one year or less, increased from $33.8 million at December 31, 2004, to $56.4 million on September 30, 2005. The Company also pledges securities as collateral for certain non-core funding sources. Securities carried at $522.1 million at December 31, 2004, and $531.1 million at September 30, 2005, were designated as pledged as collateral for public deposits or other borrowings, and pledged or sold under agreements to repurchase. Pledged securities represented 80.0% of total securities as of September 30, 2005, compared to 79.1% as of December 31, 2004.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $270.1 million at September 30, 2005, compared with $301.9 million at December 31, 2004. Using current prepayment assumptions, cash flow from the investment portfolio is estimated to be approximately $157.6 million over the next 12 months. Investments in residential mortgage loans, consumer loans, and leases totaled approximately $590.0 million at September 30, 2005. Aggregate amortization from monthly payments on these loan assets provides significant additional cash flow to the Company.

Core deposits are a primary funding source and represent a low cost funding source obtained primarily through its branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $100,000 or more, brokered time deposits, municipal money market accounts, securities sold under agreements to repurchase and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources, as a percentage of total liabilities, increased from 32.0% at December 31, 2004, to 33.8% at September 30, 2005. The increase in the dollar volume of non-core funding was concentrated in time deposits of $100,000 or more. Rates on these products have moved up due to higher market interest rates and competitive market conditions.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary community banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At September 30, 2005, the unused borrowing capacity on established lines with the FHLB was $275.2 million. As members of the FHLB, the Company's subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At September 30, 2005, total unencumbered residential mortgage loans of the Company were $281.1 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

The Company has not identified any trends or circumstances that are reasonably likely to result in material increases or decreases in the Company's liquidity in the near term.

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

The Company's board of directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 200 basis point change in rates. Based upon the simulation analysis performed as of September 30, 2005, a 200 basis point upward shift in interest rates over a one-year time frame would result in a one-year decline in net interest income of approximately 3.17%, while a 200 basis point decline in interest rates over a one-year period would result in a decrease in net interest income of 2.81%. This simulation assumes no balance sheet growth and no management action to address balance sheet mismatches. Over the past several years, balance sheet growth helped to offset the effects of a lower interest rate environment and to increase net interest income. The increase in the Prime-lending rate over the past several years has also contributed to the increase in net interest income as the Company's adjustable rate loans have repriced upward. The negative exposure in a rising rate environment is mainly driven by the repricing assumptions of the Company's core deposit base and the lag in the repricing of the Company's non-adjustable rate assets. Longer-term, the impact of a rising rate environment is positive as the asset base continues to reset at higher levels, while the repricing of the rate sensitive liabilities moderates. The negative exposure in the 200 basis point decline scenario results from the Company's assets repricing downward more rapidly than the rates on the Company's interest-bearing liabilities, mainly deposits, as deposit rates are at low levels given the historically low interest rate environment over the past several years. The aforementioned percentage changes in net interest income are based on variations from our base case scenario, which assumes interest rates remain unchanged from the date of the simulation. Our most recent base case simulation showed a flat to lower net interest margin over the next 12 months.

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

The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of September 30, 2005.

Condensed Static Gap - September 30, 2005                                         Repricing Interval

                                                                                                                     Cumulative
(Dollar amounts in thousands)                          Total       0-3 months       3-6 months       6-12 months      12 months
---------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets                            $  1,918,259   $    446,074     $     73,358     $    188,262     $    707,694
Interest-bearing liabilities                          1,539,320        617,728          104,362          198,220          920,310
---------------------------------------------------------------------------------------------------------------------------------
Net gap position                                                      (171,654)         (31,004)          (9,958)        (212,616)
---------------------------------------------------------------------------------------------------------------------------------
Net gap position as a percentage of total assets                         (8.25%)          (1.49%)          (0.48%)         (10.22%)
=================================================================================================================================


Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2005. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this Report on Form 10-Q the Company's disclosure controls and procedures were effective in providing reasonable assurance that any information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that material information relating to the Company and its subsidiaries is made known to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the Company's third quarter ended September 30, 2005, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                             TOMPKINS TRUSTCO, INC.
          Average Consolidated Balance Sheet and Net Interest Analysis

                                             Quarter Ended             Year to Date Period Ended        Year to Date Period Ended
                                                Sept-05                         Sept-05                         Sept-04
-----------------------------------------------------------------------------------------------------------------------------------
                                     Average                         Average                          Average
                                     Balance              Average    Balance               Average    Balance              Average
(Dollar amounts in thousands)         (QTD)     Interest Yield/Rate   (YTD)      Interest Yield/Rate   (YTD)     Interest Yield/Rate
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
    Interest-bearing balances
    due from banks                 $    1,049  $        4    1.51%  $    3,272  $       53    2.17%  $   11,704  $       88    1.00%
     Securities (1)
         U.S. Government
           Securities                 522,998       5,099    3.87%     527,932      15,445    3.91%     548,546      16,151    3.93%
         State and municipal (2)      123,229       1,740    5.60%     118,587       5,024    5.66%      99,978       4,506    6.02%
         Other Securities (2)          20,959         271    5.13%      21,453         653    4.07%      25,060         396    2.11%
                                   ------------------------------------------------------------------------------------------------
         Total securities             667,186       7,110    4.23%     667,972      21,122    4.23%     673,584      21,053    4.17%
     Federal Funds Sold                    54           0    0.00%         696          13    2.50%       2,518          18    0.95%
     Loans, net of unearned
       income (3)
          Real Estate                 823,074      13,016    6.27%     807,153      37,489    6.21%     713,928      32,068    6.00%
          Commercial Loans (2)        297,070       5,512    7.36%     284,977      14,778    6.93%     263,238      11,172    5.67%
          Consumer Loans              104,296       2,201    8.37%     102,653       6,442    8.39%     105,251       6,654    8.44%
          Direct Lease Financing       14,240         226    6.30%      16,006         775    6.47%      22,066       1,091    6.60%
                                   ------------------------------------------------------------------------------------------------
          Total loans, net of
          unearned income           1,238,680      20,955    6.71%   1,210,789      59,484    6.57%   1,104,483      50,985    6.17%
                                   ------------------------------------------------------------------------------------------------
          Total interest-
          earning assets            1,906,969      28,069    5.84%   1,882,729      80,672    5.73%   1,792,289      72,144    5.38%
                                   ------------------------------------------------------------------------------------------------

Other assets                          142,293                          142,052                          137,670

                                   ----------                       ----------                       ----------
          Total assets             $2,049,262                       $2,024,781                       $1,929,959
                                   ==========                       ==========                       ==========

-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------
Deposits
     Interest-bearing deposits
          Interest bearing
          checking, savings,
          & money market              721,318       1,975    1.09%     741,869       5,308    0.96%     772,532       3,993    0.69%
          Time Dep > $100,000         211,612       1,724    3.23%     205,538       4,415    2.87%     134,975       2,061    2.04%
          Time Dep < $100,000         301,958       2,120    2.79%     289,459       5,617    2.59%     253,314       4,406    2.32%
          Brokered Time Dep
          < $100,000                   37,087         303    3.24%      41,313         951    3.08%      29,291         626    2.85%
                                   ------------------------------------------------------------------------------------------------
          Total interest-
          bearing deposits          1,271,975       6,122    1.91%   1,278,179      16,291    1.70%   1,190,112      11,086    1.24%

Federal funds purchased &
  securities sold under
  agreements to repurchase            165,833       1,320    3.16%     157,505       3,588    3.05%     180,886       3,262    2.41%
Other borrowings                       76,200         825    4.30%      70,968       2,389    4.50%      84,295       2,843    4.51%
                                   ------------------------------------------------------------------------------------------------
   Total interest-bearing
     liabilities                    1,514,008       8,267    2.17%   1,506,652      22,268    1.98%   1,455,293      17,191    1.58%

Noninterest bearing deposits          334,533                          320,828                          292,067
Accrued expenses and other
  liabilities                          22,385                           22,114                           19,903
                                   ----------                       ----------                       ----------
   Total liabilities                1,870,926                        1,849,594                        1,767,263

Minority Interest                       1,474                            1,480                            1,512

Shareholders' equity                  176,862                          173,707                          161,184
                                   ----------                       ----------                       ----------
   Total liabilities and
     shareholders' equity          $2,049,262                       $2,024,781                       $1,929,959
                                   ==========                       ==========                       ==========
Interest rate spread                                         3.67%                            3.75%                            3.80%
                                               ------------------               ------------------               ------------------
Net interest income/margin
  on earning assets                            $   19,802    4.12%              $   58,404    4.15%              $   54,953    4.10%

Tax Equivalent Adjustment                            (713)                          (2,090)                          (1,935)
                                               ----------                       ----------                       ----------
  Net interest income per
    consolidated financial
    statements                                 $   19,089                       $   56,314                       $   53,018
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

--------------------------------------------------------------------------------------------------------------------------
                                                                                                        Maximum Number (or
                                                                                                        Approximate Dollar
                                                                              Total Number of Shares     Value) of Shares
                                                                               Purchased as Part of      that May Yet Be
                                  Total Number of       Average Price Paid      Publicly Announced     Purchased Under the
                                  Shares Purchased          Per Share           Plans or Programs       Plans or Programs
           Period                       (a)                    (b)                     (c)                     (d)
--------------------------------------------------------------------------------------------------------------------------
July 1, 2005 through
July 31, 2005                                1,420                 $43.70                    0                    418,016

August 1, 2005 through
August 31, 2005                                151                  44.93                    0                    418,016

September 1, 2005 through
September 30, 2005                               0                      0                    0                    418,016

--------------------------------------------------------------------------------------------------------------------------
Total                                        1,571                 $43.82                    0                    418,016
--------------------------------------------------------------------------------------------------------------------------

On July 27, 2004, the Company's board of directors approved a stock repurchase plan (the "Plan"), which authorizes the repurchase of up to 440,000 of Tompkins common stock over a two-year period. To date, 21,984 shares have been repurchased at an average cost of $40.79.

Included above are shares acquired by the trustee of a rabbi trust established pursuant to the Company's Stock Retainer Plan For Eligible Directors of Tompkins Trustco, Inc., and Participating Subsidiaries. Shares purchased under the rabbi trust are not part of the Board approved stock repurchase plan. 1,420 shares were purchased in July 2005 at an average cost of $43.70 and 151 shares were purchased in August 2005 at an average cost of $44.93.


Item 3.           Defaults Upon Senior Securities

                  None


Item 4.           Submission of Matters to a Vote of Security Holders

                  None.


Item 5.           Other Information

                  None

Item 6.           Exhibits

                  3(ii) Bylaws of Tompkins Trustco, Inc., as amended through and including October 25, 2005, incorporated herein by reference to Exhibit 3(ii) to Tompkins Trustco, Inc.'s Current Report on Form 8-K, filed with the Commission on October 28, 2005.

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

Date:    November 7, 2005

TOMPKINS TRUSTCO, INC.


By: /s/ JAMES J. BYRNES
    ----------------------------
    James J. Byrnes
    Chairman of the Board,
    Chief Executive Officer



By: /s/ FRANCIS M. FETSKO
    ----------------------------
    Francis M. Fetsko
    Executive Vice President and
    Chief Financial Officer

EXHIBIT INDEX
-------------



EXHIBIT NUMBER                        DESCRIPTION                          PAGES
--------------------------------------------------------------------------------
3(ii) Bylaws of Tompkins Trustco, Inc., as amended through and including October 25 2005, incorporated by reference to Exhibit 3(ii) to Tompkins Trustco,
                  Inc., Current Report on Form 8-K, filed with the
                  Commission on October 28, 2005

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