Form 10-K
period 2005-12-31
TOMPKINS TRUSTCO INC
filed 2006-03-16
CIK 1005817

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

                   For the fiscal year ended December 31, 2005
                                             -----------------

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act. Yes [ ] No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes [ ] No [X].

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a nonaccelerated filer.

Large Accelerated Filer [ ]    Accelerated Filer [X]    Nonaccelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No [X].

The aggregate market value of the registrant's voting stock held by non-affiliates was $309,239,000 on June 30, 2005, based on the closing sales price of a share of the registrant's common stock, $.10 par value (the "Common Stock"), as reported on the American Stock Exchange, on such date.

The number of shares of the registrant's Common Stock outstanding as of March 1, 2006, was 9,051,404 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to its 2006 Annual Meeting of stockholders to be held on May 8, 2006, which will be subsequently filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Form 10-K where indicated.

                             TOMPKINS TRUSTCO, INC.
                           Annual Report on Form 10-K
                   For the Fiscal Year Ended December 31, 2005
                                Table of Contents

PART I                                                                      Page

Item 1.     Business                                                          1

Item 1A.    Risk Factors                                                      5

Item 1B.    Unresolved Staff Comments                                         7

Item 2.     Properties                                                        7

Item 3.     Legal Proceedings                                                 9

Item 4.     Submission of Matters to a Vote of Security Holders               9
            Executive Officers of the Registrant                              9


PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities              10

Item 6.     Selected Financial Data                                          12

Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      12

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk       32

Item 8.     Financial Statements and Supplementary Data                      35

Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                       68

Item 9A.    Controls and Procedures                                          68

Item 9B.    Other Information                                                68


PART III

Item 10.    Directors and Executive Officers of the Registrant               68

Item 11.    Executive Compensation                                           69

Item 12.    Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                                69

Item 13.    Certain Relationships and Related Transactions                   69

Item 14.    Principal Accountant Fees and Services                           69


PART IV

Item 15.    Exhibits and Financial Statement Schedules                       69

                      [This Page Intentionally Left Blank]

PART I

Item 1.  Business

The disclosures set forth in this Item1. Business are qualified by the section captioned "Forward-Looking Statements" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report and other cautionary statements set forth elsewhere in this Report.

General

Headquartered in Ithaca, New York, Tompkins Trustco, Inc., ("Tompkins" or the "Company") is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company conducts its business through its three wholly-owned banking subsidiaries, Tompkins Trust Company, The Bank of Castile and The Mahopac National Bank ("Mahopac National Bank"), and through its wholly-owned insurance subsidiary, Tompkins Insurance Agencies, Inc. Unless the context otherwise requires, the term "Company" refers to Tompkins Trustco, Inc. and its subsidiaries. The Company's principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (607) 273-3210. The Company's common stock is traded on the American Stock Exchange under the Symbol "TMP."

Tompkins was organized in 1995, under the laws of the State of New York, as a bank holding company for the Tompkins Trust Company (the "Trust Company"), a commercial bank that has operated in Ithaca and surrounding communities since 1836. On December 31, 1999, the Company completed a merger with Letchworth Independent Bancshares Corporation ("Letchworth"), at which time Letchworth was merged with and into Tompkins. Upon completion of the merger, Letchworth's two subsidiary banks, The Bank of Castile and Mahopac National Bank, became subsidiaries of Tompkins. The merger with Letchworth was accounted for as a pooling-of-interests.

On January 6, 2006, the Company completed its acquisition of AM&M Financial Services, Inc. (AM&M), a fee-based financial planning firm headquartered in Pittsford, New York. Under the terms of the Agreement and Plan of Merger dated November 21, 2005 by and between the Company and AM&M, the Company acquired all of the issued and outstanding shares of AM&M stock for an initial merger consideration of $2,375,000 in cash and 53,976 shares of Tompkins common stock. In addition to the merger consideration paid at closing, additional contingent amounts of up to $8.5 million (payable one-half in cash and one-half in Tompkins shares) may be paid over a period of four years from closing, depending on the operating results of AM&M. The merger resulted in initial intangible assets of approximately $4.5 million. AM&M operates as a wholly-owned subsidiary of the Company. It has three operating companies: (1) AM&M Planners, Inc., which provides fee based financial planning and wealth management services for corporate executives, small business owners and high net worth individuals; (2) Ensemble Financial Services, Inc., an independent broker-dealer and leading outsourcing company for financial planners and investment advisors; and (3) Ensemble Risk Solutions, Inc., which creates customized risk management plans using life, disability and long-term care insurance products.

Narrative Description of Business

The Company provides traditional banking and related financial services, which constitute the Company's only reportable business segment. Banking services consist primarily of attracting deposits from the areas served by the Company's banking subsidiaries' 34 banking offices and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans, and leases in those same areas. Residential real estate mortgage loans are underwritten in accordance with Federal Home Loan Mortgage Corporation (FHLMC) guidelines, which enhances the liquidity of these lending products. The Company's subsidiary banks have sold residential mortgage loans to FHLMC over the past several years to manage exposure to changing interest rates and to take advantage of favorable market conditions. The Company's subsidiary banks retain the servicing of the loans sold to FHLMC and record a servicing asset at the time of sale. For additional details on loan sales, refer to "Note 4 Loan/Lease Classification Summary and Related Party Transactions" in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

The Company's lending function is managed within the guidelines of a comprehensive Board-approved lending policy. Policies and procedures are reviewed on a regular basis. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. The Company has an independent loan review process that reviews and validates the risk identification and assessment made by the lenders and credit personnel. The results of these reviews are presented to the Board of Directors of each of the Company's banking subsidiaries.

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

Insurance Services
The Company provides insurance services through its Tompkins Insurance subsidiary. Tompkins Insurance is an independent insurance agency, representing 22 major insurance carriers with access to special risk property and liability markets. Tompkins Insurance has automated systems for record keeping, claim processing and coverage confirmation, and can provide instant insurance pricing comparisons from some of the country's finest insurance companies. Tompkins Insurance has 4 stand-alone offices and 7 offices that it shares with The Bank of Castile in Western New York that serve the markets contiguous to The Bank of Castile, and added an Ithaca office as a result of the December 31, 2004 acquisition of Banfield & Associates, Inc.

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

Subsidiaries

The Company operates three banking subsidiaries, an insurance agency subsidiary in New York, and effective January 6, 2006, a financial planning subsidiary. The Company's subsidiary banks operate 34 offices, including 1 limited-service office, serving communities in New York. The decision to operate as three locally managed community banks reflects management's commitment to community banking as a business strategy. For Tompkins, personal delivery of high quality services, a commitment to the communities in which we operate, and the convergence of a single-source financial service provider characterize management's community banking approach. The combined resources of the Tompkins organization provides increased capacity for growth, and greater capital resources necessary to make investments in technology and services. Tompkins has developed several specialized financial services that are now available in markets served by all three subsidiary banks. These services include trust and investment services, insurance, leasing, card services, and Internet banking.

Tompkins Trust Company ("Tompkins Trust Company")
Tompkins Trust Company is a commercial bank that has operated in Ithaca, New York and surrounding communities since 1836. The Trust Company operates 13 full-service and 1 limited-service banking offices in the counties of Tompkins, Cortland, Cayuga and Schuyler, New York.

The area served by the Tompkins Trust Company consists primarily of Tompkins County, New York with an estimated population of 96,000. The majority of Tompkins Trust Company's 13 full-service offices are located within Tompkins County. Education plays a significant role in the local economy with Cornell University and Ithaca College being two of the county's major employers. Current economic trends include low unemployment and moderate growth. Tompkins Trust Company also has a full-service office in Cortland, New York and a full-service office in Auburn, New York. Both of these offices are located in counties contiguous to Tompkins County.

The Bank of Castile ("The Bank of Castile")
The Bank of Castile conducts its operations through its 13 full-service offices, in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. The Bank of Castile serves a five-county market that is primarily rural in nature. The opening of a branch office in Chili, New York, in 1999, has provided increased access to the suburban Rochester, New York, market. Excluding Monroe County, which includes Rochester, the population of the counties served by The Bank of Castile is approximately 212,000. Economic growth has been relatively flat in The Bank of Castile's market area, although the significant population base of the suburban Rochester market (in excess of 700,000 people) provides continued opportunities for growth. A new office is planned for Monroe County in 2006.

Mahopac National Bank ("Mahopac National Bank")
Mahopac National Bank is located in Putnam County, New York and operates 4 full-service offices in that county, 2 full-service offices in Dutchess County, New York and one full-service office in Westchester County, New York.

The primary market area for Mahopac National Bank is Putnam County, with a population of approximately 100,000. Putnam County is about 60 miles north of Manhattan, and is one of the fastest growing counties in New York State. Mahopac National Bank's Hopewell Junction and LaGrange offices are located in Dutchess County, which has a population of approximately 280,000. In June 2004, Mahopac National Bank opened an office in Mount Kisco, New York, which is located in Westchester County. Two new offices are planned for 2006, one of which will be located in Putnam County and the other in Dutchess County.

Tompkins Insurance Agencies, Inc. ("Tompkins Insurance Agencies")
Tompkins Insurance Agencies is headquartered in Batavia, New York, and offers property and casualty insurance to individuals and businesses primarily in Western New York. Over the past several years, Tompkins Insurance Agencies has expanded its efforts to offer services to customers of the Company's banking subsidiaries by sharing certain offices with The Bank of Castile. Tompkins Insurance Agencies has 4 stand-alone offices in Western New York and 7 offices that it shares with The Bank of Castile. On December 31, 2004, Tompkins Insurance Agencies acquired Banfield & Associates, Inc. in Ithaca, New York.

AM&M Financial Services, Inc. ("AM&M")
AM&M is headquartered in Pittsford, New York and offers fee-based financial planning services through three operating companies: (1) AM&M Planners, Inc., which provides fee based financial planning and wealth management services for corporate executives, small business owners and high net worth individuals; (2) Ensemble Financial Services, Inc., an independent broker-dealer and leading outsourcing company for financial planners and investment advisors; and (3) Ensemble Risk Solutions, Inc., which creates customized risk management plans using life, disability and long-term care insurance products. AM&M has 42 employees and is led by 6 principals.


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

Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. Management believes that a community bank is better positioned to establish personalized banking relationships with both commercial customers and individual households. The Company's community commitment and involvement in its primary market areas, as well as its commitment to quality and personalized banking services, are factors that contribute to the Company's competitiveness. Management believes that each of the Company's subsidiary banks can compete successfully in its primary market areas by making prudent lending decisions quickly and more efficiently than its competitors, without compromising asset quality or profitability, although no assurances can be given that such factors will assure success.


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

FRB policy provides that dividends shall not be paid except out of current earnings and unless the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality, and overall financial condition. Tompkins' primary source of funds to pay dividends on its common stock is dividends from its subsidiary banks. The subsidiary banks are subject to regulations that restrict the dividends that they may pay to the Company.

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

Intercompany Transactions
There are Federal laws and regulations that govern transactions between the Company's non-bank subsidiaries and its banking subsidiaries. These laws establish certain quantitative limits and other prudent requirements for loans, purchases of assets, and certain other transactions between a member bank and its affiliates.

Capital Adequacy
The FRB, the FDIC, and the OCC have promulgated capital adequacy guidelines that are considered by these agencies in examining and supervising a bank or bank holding company, and in analyzing any applications a bank or bank holding company may submit to the appropriate agency. In addition, for supervisory purposes, these agencies have promulgated regulations establishing five categories of capitalization, ranging from well capitalized to critically undercapitalized, depending upon the level of capitalization and other factors. Currently, the Company and its subsidiary banks maintain leverage and risk-based capital ratios above the required levels and are considered well capitalized under applicable regulations. A comparison of the Company's capital ratios and the various regulatory requirements is included in "Note 17 Regulations and Supervision" in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report on Form 10-K.

Deposit Insurance
All deposit accounts of the Company's subsidiary banks are insured by the Bank Insurance Fund (BIF), generally in amounts up to $100,000 per depositor. Deposit insurance coverage is maintained by payment of premiums assessed to banks insured by the BIF. The FDIC uses a risk-based assessment system that determines insurance premiums based upon a bank's capital level and supervisory rating. Based on capital strength and favorable FDIC risk classifications, the Company's subsidiary banks are not currently subject to BIF insurance assessments. Since January 1997, all BIF insured banks have been subject to special assessments to repay Financing Corporation (FICO) bonds, which were used to repay depositors of failed Savings and Loan Associations after the former Federal Savings and Loan Insurance Fund became insolvent.

Depositor Preference
The Federal Deposit Insurance Act provides that, in the event of the "liquidation or other resolution" of an insured depository, the claims of depositors of the institution, including the claims of the FDIC, as subrogee of the insured depositors, and certain claims for administrative expenses of the FDIC as receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institutions.

Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act, signed into law on July 30, 2002, and the SEC's implementing regulations of the same (collectively, the "Sarbanes-Oxley Act"), have resulted in a broad range of corporate governance and auditor independence and accounting standards and enhanced disclosure requirements and accounting and financial reporting measures for companies that have securities registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including the Company. The Sarbanes-Oxley Act, among other things, (i) requires that a public company's financial statements be certified by the company's principal executive and principal financial officers; (ii) prohibits personal loans to company directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements; (iii) requires that a pubic company establish and maintain disclosure controls and procedures, to ensure timely reporting of information to the public, and a process of internal control over financial reporting, to provide reasonable assurance regarding the reliability of the company's financial reporting and financial statement preparation, and that the company's management, with the participation of the company's principal executive and principal financial officers, evaluate the effectiveness of such disclosure controls and procedures and internal control over financial reporting; and (iv) creates or provides for various new and increased civil and criminal penalties for violations of the securities laws.

Employees

At December 31, 2005, the Company employed 626 employees, approximately 97 of whom were part-time. No employees are covered by a collective bargaining agreement and the Company believes its employee relations are excellent.


Available Information

The Company maintains a website at www.tompkinstrustco.com. The Company makes available free of charge (other than an investor's own Internet access charges) through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, its proxy statements related to its annual shareholders' meetings, and amendments to these reports or statements, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (the "SEC"). Copies of these reports are also available at no charge to any person who requests them, with such requests directed to Tompkins Trustco, Inc., Investor Relations Department, The Commons, Ithaca, New York 14851, telephone no. (607) 273-3210. The Company is not including the information contained on the Company's website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K, or into any other report filed with or furnished to the SEC by the Company.

Item 1A.  Risk Factors

The Company's business, operating results, financial condition, liquidity, and cash flow may be impacted by numerous factors, including but not limited to those discussed below. These items may cause the Company's results to vary materially from recent results.

Interest Rate Risk
The Company's earnings, financial condition and liquidity are susceptible to fluctuations in market interest rates. Net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and borrowings, is the largest component of the Company's total revenues. The level of net interest income is dependent upon the volume and mix of interest-earning assets and interest-bearing liabilities, the level of nonperforming assets, and the level and trend of interest rates. Changes in market interest rates will also affect the level of prepayments on the Company's loans and payments on mortgage-backed securities, resulting in the receipt of proceeds that may be reinvested at a lower rate than the loan or mortgage-backed security being prepaid. Interest rates are highly sensitive to many factors, including: inflation, economic growth, employment levels, monetary policy and international markets. Significant fluctuations in interest rates could have a material adverse affect on the Company's earnings, financial condition, and liquidity.

The Company manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the potential effect of interest rate shifts on net interest income for future periods. Each quarter the Company's Asset/Liability Management Committee reviews the simulation results to determine whether the exposure of net interest income to changes in interest rates remains within board-approved levels. The Committee also discusses strategies to manage this exposure and incorporates these strategies into the investment and funding decisions of the Company. In addition, the Company has focused on expanding its fee-based business as a percentage of revenues to help mitigate its exposure to fluctuations in interest rates.

For additional information about how the Company manages its interest rate risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of this Report.

Credit Risk
The Company's business of originating and underwriting loans involves credit risk, which is the risk of loss of principal or interest because borrowers, guarantors and related parties fail to perform in accordance with the terms of their loan agreements. The Company has adopted comprehensive credit policies, underwriting standards and loan review procedures and maintains a reserve for loan/lease losses to mitigate credit losses. The Company reviews the adequacy of its reserve for loan/lease losses on a regular basis to ensure that the reserve is adequate to cover the estimated loss exposure in its portfolio. Management believes that it has established policies and procedures that are appropriate to mitigate the risk of loss. Nonetheless, these policies and procedures may not prevent unexpected losses that could have a material adverse effect on the Company's business, financial condition, results of operations, or liquidity. See Part II, Item 7, "Loans/Leases" and "The Reserve for Loan/Lease Losses" of this Report for further discussion of the lending portfolio and the reserve for loan/lease losses.

Government Laws and Regulations
The Company is subject to extensive state and federal laws and regulations, supervision, and legislation that affect how it conducts its business. The majority of these laws and regulations are for the protection of consumers, depositors and the deposit insurance funds. Any changes to state and federal banking laws and regulations may negatively impact the Company's ability to expand services and to increase shareholder value. There can also be significant cost related to compliance with various laws and regulations. The Company has established an extensive internal control structure to ensure compliance with governing laws and regulations, including those related to financial reporting. Refer to "Supervision and Regulation" for additional information on laws and regulations.

The Federal Reserve's monetary policies also affect the Company's operating results and financial condition. These policies, which include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits, can have a major effect upon the source and cost of funds and the rates of return earned on loans and investments.

The Company is subject to state and federal tax laws and regulations. Changes to these regulations could impact future tax expense and the value of deferred tax assets. Article 32 of the New York State Tax Law, which sets forth the taxation of financial institutions, expired at year-end 2005. The fiscal 2007 budget for New York proposes to make Article 32 permanent, and also proposes a change in the tax treatment for real estate investment trusts (REIT), and a reduction in the State tax rate for financial institutions to 6.5%. Each of the Company's banking subsidiaries is a majority owner in a REIT. If the proposed change is passed in its current form, the expected impact on the Company would be an increased tax expense of approximately $632,000.

Competition
Competition for commercial banking and other financial services is strong in the Company's market areas. The deregulation of the banking industry and the widespread enactment of state laws that permit multi-bank holding companies, as well as an increasing level of interstate banking, have created a highly competitive environment for commercial banking. In one or more aspects of its business, the Company's subsidiaries compete with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Some of these competitors have substantially greater resources and lending capabilities and may offer services that the Company does not currently provide. In addition, many of the Company's non-bank competitors are not subject to the same extensive Federal regulations that govern financial holding companies and Federally insured banks. The Company focuses on providing unparalleled customer service, which includes offering a strong suite of products and services.

Economic Conditions
General economic conditions have an impact on the banking industry. The Company's operating results depend on providing products and services to customers in our local market areas. Unemployment rates, real estate values, demographic changes, property tax rates, and local and state governments have an impact on local and regional economic conditions. An increase in unemployment, a decrease in real estate values, an increase in property tax rates, or a decrease in population could weaken the local economies in which the Company operates. Weak economic conditions could lead to credit quality concerns related to repayment ability and collateral protection. The Company operates in three primary market areas which mitigates the impact on local economic conditions and has focused on providing a full suite of products to increase its fee based business as a percentage of total revenues.

Operational Risk
The Company is subject to certain operational risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. The Company depends upon data processing, software, communication, and information exchange on a variety of computing platforms and networks and over the Internet. Despite instituted safeguards, the Company cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and the Company could be exposed to claims from customers. Any of these results could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. The Company maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage for exposures that are insurable. The Company periodically tests internal controls to ensure that they are appropriate and functioning as designed.

Technological Development and Changes
The financial services industry is subject to rapid technological changes with frequent introductions of new technology driven products and services. In addition to improving the Company's ability to serve customers, the effective use of technology increases efficiencies and helps to maintain or reduce expenses. The Company's ability to keep pace with technological changes affecting the financial industry and to introduce new products and services based on this new technology will be important to the Company's continued success.

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties

The following table provides information relating to the Company's facilities:

  Location                          Facility Type                                 Square Feet        Owned/Leased*
------------------------------------------------------------------------------------------------------------------
  The Commons                       Trust Company                                      23,900           Owned
  Ithaca, NY                        Main Office

  119 E. Seneca Street              Trust Company                                      18,550           Owned
  Ithaca, NY                        Trust and Investment Services

  121 E. Seneca Street              Tompkins Trustco, Inc. / Trust Company             18,900           Owned
  Ithaca, NY                        Administration and Executive Offices

  215 E. State St.                  Tompkins Trustco, Inc. / Trust Company             24,500           Leased
  Rothschilds Building              Operations and Data Processing
  The Commons, Ithaca, NY

  Cornell Bookstore                 Trust Company                                         400           Leased
  Central Avenue                    Cornell Campus Office
  Cornell University, Ithaca, NY

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

  2230 N. Triphammer Road           Trust Company                                         204           Leased
  Ithaca, NY                        Kendal Office (Part-time office)

  100 Main Street                   Trust Company                                       3,115           Owned
  Odessa, NY                        Odessa Office

  33 Clinton Avenue                 Trust Company                                       1,900           Leased
  Cortland, NY                      Cortland Office

  90 Main Street                    Trust Company                                      18,000           Owned
  Batavia, NY                       Administrative Office for Bank of Castile
                                    and Tompkins Insurance

  Location                          Facility Type                                 Square Feet        Owned/Leased*
------------------------------------------------------------------------------------------------------------------
  86 North Street                   Trust Company                                       4,600           Owned
  Auburn, NY                        Auburn Office

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

  21 Peekskill Hollow Road          Mahopac National Bank                              17,950           Owned
  Putnam Valley, NY                 Putnam Valley Office

  706 Freedom Plains Road           Mahopac National Bank                               2,200           Owned
  Poughkeepsie, NY                  LaGrange Office

  1822 Route 82                     Mahopac National Bank                               1,200           Leased
  Hopewell Junction, NY             Hopewell Office

  293 Lexington Avenue              Mahopac National Bank                               4,400           Leased
  Mt. Kisco, NY                     Mt. Kisco Office

  Location                          Facility Type                                 Square Feet        Owned/Leased*
------------------------------------------------------------------------------------------------------------------
  925 South Lake Blvd               Mahopac National Bank                               3,000           Owned
  Mahopac, NY                       Mahopac Community Center

  14 Market Street                  Tompkins Insurance                                 11,424           Leased
  Attica, NY                        Attica Office

  13360 Broadway                    Tompkins Insurance                                  1,200           Owned
  Alden, NY                         Alden Office

  40 Main Street                    Tompkins Insurance                                  3,700           Leased
  Leroy, NY                         Leroy Office

  415 N. Tioga Street               Tompkins Insurance                                  1,100           Leased
  Ithaca, NY                        Ithaca Office

  179 Sully's Trail                 AM&M Financial Services, Inc.                      20,174           Leased
  Pittsford, NY                     Rochester Office

--------------------------------------------------------------------------------
* Lease terminations for the Company's leased properties range from 2006 through 2042.
** Office includes two parcels of land that are being leased through 2006 and
   2090, respectively.
***Offices for Tompkins Insurance shown above are stand-alone offices; Tompkins
   Insurance also has office space at 7 Bank of Castile locations.

Management believes the current facilities are suitable for their present and intended purposes. The Company plans to open three new banking offices in 2006. The Bank of Castile is building a banking office in Greece, New York, which is in Monroe County, while Mahopac National Bank plans to open a banking office in Putnam County and a banking office in Dutchess County. For additional information about the Company's facilities, including rental expenses, see "Note 7 Bank Premises and Equipment" in Notes to Consolidated Financial Statements in
Part II, Item 8. of this Report on Form 10-K.


Item 3.  Legal Proceedings

The Company is involved in legal proceedings in the normal course of business, none of which are expected to have a material adverse impact on the financial condition or results of operations of the Company.


Item 4.  Submission of Matters to a Vote by Security Holders

There were no matters submitted to a vote of the Tompkins stockholders in the fourth quarter of 2005.


Executive Officers of the Registrant

The information concerning the Company's executive officers is provided below as of March 1, 2006. Unless otherwise stated, executive officers' terms run until the first meeting of the board of directors after the Company's annual meeting of shareholders, and until their successors are elected and qualified.

                           Age      Title                                                    Joined Company
James J. Byrnes            64       Chairman of the Board and Chief Executive Officer        January 1989
James W. Fulmer            54       President and Director                                   January 2000
Stephen E. Garner          59       Executive Vice President                                 January 2000
Stephen S. Romaine         41       Executive Vice President                                 January 2000
Donald S. Stewart          61       Executive Vice President                                 December 1972
Robert B. Bantle           54       Executive Vice President                                 March 2001
David S. Boyce             39       Executive Vice President                                 January 2001
Francis M. Fetsko          41       Executive Vice President and Chief Financial Officer     October 1996
Lawrence A. Updike         60       Executive Vice President                                 December 1965
Kathleen Rooney            53       Senior Vice President                                    April 2004

Business Experience of the Executive Officers:

James J. Byrnes has served as the Company's Chief Executive Officer since 1995 and has served as the Chairman of the Board of Directors of the Company since 1992. From 1995 until January 24, 2000, Mr. Byrnes also served as the President of the Company. Mr. Byrnes currently serves as Chairman of the Board of Directors of Tompkins Trust Company. Additionally, from 1989 until December 31, 2002, Mr. Byrnes served as the President and Chief Executive Officer of Tompkins Trust Company. He also serves as a Director of Mahopac National Bank, Tompkins Insurance Agencies, The Bank of Castile and AM&M. From 1978 to 1988, Mr. Byrnes was employed at the Bank of Montreal, most recently as Senior Vice President. Mr. Byrnes is the current Chairman of the New York Business Development

Corporation. Pursuant to the terms of a management succession plan adopted by the Company's Board of Directors (the "Succession Plan"), Mr. Byrnes will retire from his position as Chief Executive Officer on January 1, 2007.

James W. Fulmer has served as President and a Director of the Company since 2000. He also serves as a Director of The Bank of Castile since 1988 and as its Chairman since 1992. Effective December 18, 2002, he assumed the additional responsibilities of President and Chief Executive Officer of The Bank of Castile. Mr. Fulmer has served as a Director of Mahopac National Bank since 1999, and as Chairman of Tompkins Insurance Agencies since January 1, 2001. He served as the President and Chief Executive Officer of Letchworth Independent Bancshares Corporation from 1991 until its merger with the Company in 1999. Mr. Fulmer also served as the Chief Executive Officer of The Bank of Castile from 1996 through April 2000. He serves as a member of the board of directors of the Erie and Niagara Insurance Association, the United Memorial Medical Center, and the Cherry Valley Cooperative Insurance Company, and is Treasurer of the Genesee County Economic Development Center. Under the Succession Plan, Mr. Fulmer will serve as a Vice Chairman of the Company.

Stephen E. Garner was appointed Executive Vice President of the Company in May 2000. Effective January 1, 2003, Mr. Garner was appointed President and Chief Executive Officer of Tompkins Trust Company. Prior to this appointment, Mr. Garner was the President and Chief Executive Officer of Mahopac National Bank since January 1994.

Stephen S. Romaine was appointed President and Chief Executive Officer of Mahopac National Bank effective January 1, 2003. Prior to this appointment, Mr. Romaine was Executive Vice President, Chief Financial Officer and Manager, Support Services Division of Mahopac National Bank. Pursuant to the Succession Plan, Mr. Romaine has been identified to serve as Chief Executive Officer of the Company upon Mr. Byrne's retirement from this position.

Donald S. Stewart has been employed by the Company since 1972, and has served as the executive in charge of the Tompkins Investment Services Division of Tompkins Trust Company since December 1984. He was promoted to Executive Vice President in 1997.

Robert B. Bantle has been employed by the Company since March 2001. In July 2003, he was promoted to Executive Vice President. Prior to 2005, he was primarily responsible for the Company's retail banking services. In 2005, he assumed responsibility for human resources. Prior to joining the Company, Mr. Bantle was employed by Iroquois Bancorp and First National Bank of Rochester as Senior Vice President at both institutions.

David S. Boyce has been employed by the Company since January 2001 and was promoted to Executive Vice President in April 2004. He was appointed President and Chief Executive Officer of Tompkins Insurance Agencies in 2002. He has been employed by Tompkins Insurance Agencies, and a predecessor company to Tompkins Insurance Agencies for 16 years.

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

Kathleen Rooney has been employed by the Company since April 2004 and has served as Senior Vice President and Corporate Marketing Officer since April 2005. Ms. Rooney is also a Senior Vice President of Mahopac National Bank with responsibility for the Bank's Community Banking Division. Prior to joining the Company, Ms. Rooney was employed by JP Morgan Chase for over 28 years in various capacities, most recently as the Senior Vice President and Investments Executive responsible for sales, service, operation and compliance of brokerage, portfolio management and trust products for the retail bank.


PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded under the symbol "TMP" on the American Stock Exchange ("AMEX"). The high and low sales prices, which represent actual transactions as quoted on AMEX, of the Company's common stock for each quarterly period in 2005 and 2004 are presented below. The per share dividends paid by the Company in each quarterly period in 2005 and 2004 are also presented below. Cash dividends on Tompkins common stock were paid on the 15th day of February, the 16th day of May, and the 15th day of August and November of 2005; and on the 17th day of February, May, August and November of 2004.

                                                       Market Price                    Cash Dividends
Market Price & Dividend Information                High             Low                     Paid
---------------------------------------------------------------------------------------------------------
See Note 1 below:
2005                      1st Quarter                  $48.18          $42.10                 $.27
                          2nd Quarter                   44.00           38.76                  .30
                          3rd Quarter                   48.60           42.21                  .30
                          4th Quarter                   48.40           40.70                  .30

2004                      1st Quarter                  $44.35          $40.35                 $.27
                          2nd Quarter                   44.23           39.29                  .27
                          3rd Quarter                   43.14           39.64                  .27
                          4th Quarter                   49.99           40.40                  .27

Note 1 - Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on February 15, 2005.

As of March 1, 2006, there were approximately 2,060 holders of record of the Company's common stock.

The Company's ability to pay dividends is generally limited to earnings from the prior year, although retained earnings and dividends from its subsidiaries may also be used to pay dividends under certain circumstances. The Company's primary source of funds to pay for shareholder dividends is receipt of dividends from its banking subsidiaries. Future dividend payments to the Company by its subsidiary banks will be dependent on a number of factors, including the earnings and financial condition of each such bank, and are subject to the regulatory limitations discussed in "Note 17 Regulation and Supervision" in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following table includes all Company repurchases, including those made pursuant to publicly announced plans or programs during the quarter ended December 31, 2005.

-------------------------------------------------------------------------------------------------------------------------

                                                                                                        Maximum Number
                                                                                                       (or Approximate
                                                                              Total Number of          Dollar Value) of
                                                                              Shares Purchased        Shares that May Yet
                                                                             as Part of Publicly       Be Purchased Under
                                  Total Number of      Average Price Paid     Announced Plans or         the Plans or
                                  Shares Purchased         Per Share              Programs                 Programs
              Period                     (a)                  (b)                    (c)                     (d)
-------------------------------------------------------------------------------------------------------------------------
October 1, 2005 through
October 31, 2005                          1,216                  $43.48               0                        418,016

November 1, 2005 through
November 30, 2005                             0                       0               0                        418,016

December 1, 2005 through
December 31, 2005                           151                  $46.80               0                        418,016

-------------------------------------------------------------------------------------------------------------------------
Total                                     1,367                  $43.85               0                        418,016
-------------------------------------------------------------------------------------------------------------------------

On July 27, 2004, the Company's Board of Directors approved a stock repurchase plan (the "2004 Plan"), which authorizes the repurchase of up to 440,000 shares of the Company's outstanding common stock over a 2-year period.

All 1,367 shares were purchased by the trustee of the rabbi trust established by the Company under the Company's Stock Retainer Plan for Eligible Directors of Tompkins Trustco, Inc. and Participating Subsidiaries and were part of director deferred compensation under that plan.

Recent Sales of Unregistered Securities. There were no unregistered sales of Tompkins common stock in the fourth quarter of 2005. As part of the Company's acquisition of AM&M in the first quarter of fiscal 2006, the Company issued 53,976 shares of Tompkins common stock pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data

                                                                             Year ended December 31
(in thousands except per share data)                     2005            2004           2003           2002           2001
--------------------------------------------------------------------------------------------------------------------------
FINANCIAL STATEMENT HIGHLIGHTS
     Assets                                       $ 2,106,870     $ 1,970,295    $ 1,864,446    $ 1,670,203    $ 1,420,695
     Deposits                                       1,683,010       1,560,873      1,411,125      1,340,285      1,087,458
     Other borrowings                                  63,673          63,303         87,111         81,930         75,581
     Shareholders' equity                             181,221         171,002        158,970        150,597        131,072
     Interest and dividend income                     106,707          94,673         90,995         93,959         94,158
     Interest expense                                  31,686          23,327         23,493         28,818         36,175
     Net interest income                               75,021          71,346         67,502         65,141         57,983
     Provision for loan/lease losses                    2,659           2,860          2,497          2,235          1,606
     Net securities (losses) gains                     (1,526)             98             43            363             66
     Net income                                        27,685          25,615         24,205         22,914         19,627
PER SHARE INFORMATION
     Basic earnings per share                            3.09            2.86           2.71           2.56           2.19
     Diluted earnings per share                          3.05            2.81           2.66           2.51           2.16
     Cash dividends per share                            1.17            1.09           1.01           0.95           0.91
SELECTED RATIOS
     Return on average assets                            1.36%           1.32%          1.37%          1.45%          1.46%
     Return on average equity                           15.82%          15.68%         15.90%         16.41%         15.82%
     Shareholders' equity to average assets              8.89%           8.82%          8.98%          9.51%          9.73%
     Dividend payout ratio                              37.86%          38.11%         37.25%         37.54%         41.51%

OTHER SELECTED DATA (in whole numbers, unless otherwise noted)
--------------------------------------------------------------------------------------------------------------------------
     Employees (average full-time equivalent)             584             578            546            530            513
     Full-service banking offices                          34              34             33             32             29
     Bank access centers (ATMs)                            51              51             49             48             45
     Trust and investment services assets under
       management, or custody (in thousands)      $ 1,534,557     $ 1,495,196    $ 1,389,879    $ 1,207,786    $ 1,138,341
==========================================================================================================================

Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on February 15, 2005 and a 10% stock dividend paid on August 15, 2003.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following analysis is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of the Company and its operating subsidiaries for the periods shown. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with other sections of this Report on Form 10-K, including Part I, "Item 1. Business", Part II, "Item 6. Selected Financial Data", and Part III, "Item 8. Financial Statements and Supplementary Data".

OVERVIEW

Tompkins Trustco, Inc. ("Tompkins" or the "Company"), is the corporate parent of three community banks, Tompkins Trust Company ("Trust Company"), The Bank of Castile, and The Mahopac National Bank ("Mahopac National Bank"), which together operate 34 banking offices in local market areas throughout New York State. Through its community banking subsidiaries, the Company provides traditional banking services, and offers a full range of money management services through Tompkins Investment Services, a division of Tompkins Trust Company. The Company also offers insurance services through its wholly-owned subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance Agencies"), an independent insurance agency with a history of over 100 years of service to individual and business clients throughout Western New York. Tompkins Insurance expanded its geographic footprint through the acquisition of Banfield & Associates, Inc., an insurance agency located in Ithaca, New York on December 31, 2004. The Company completed its acquisition of AM&M Financial Services, Inc. (AM&M), a fee-based financial planning firm headquartered in Pittsford, New York, effective January 6, 2006. AM&M has three operating companies: (1) AM&M Planners, Inc., which provides fee based financial planning and wealth management services for corporate executives, small business owners, and high net worth individuals; (2) Ensemble Financial Services, Inc., an independent broker-dealer and leading outsourcing company for financial planners and investment advisors; and (3) Ensemble Risk Solutions, Inc., which creates customized risk management plans using life, disability and long-term care insurance products.

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

Since the methodology is based upon historical experience and trends as well as management's judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, and declines in local property values. While management's evaluation of the reserve for loan/lease losses as of December 31, 2005, considers the reserve to be adequate, under adversely different conditions or assumptions, the Company would need to increase the reserve.

Another critical accounting policy is the policy for pensions and post-retirement benefits. Expenses and liabilities associated with the Company's pension and post-retirement benefit plans are based on estimates of future salary increases, employment levels, employee retention, discount rates, life expectancies, and the long-term rates of investment returns. Changes in these assumptions due to market conditions, governing laws and regulations, or Company specific circumstances may result in material changes to the Company's pension and post-retirement expenses.

All accounting policies are important and the reader of the financial statements should review these policies, described in "Note 1 Summary of Significant Accounting Policies" in Notes to Consolidated Financial Statements in Part II,
Item 8. of this Form 10-K, to gain a better understanding of how the Company's financial performance is reported.

RESULTS OF OPERATIONS
(Comparison of December 31, 2005 and 2004 results)

General

Net income for the year ended December 31, 2005, was up 8.1% to $27.7 million, compared to $25.6 million in 2004. On a per share basis, the Company earned $3.05 per diluted share in 2005, compared to $2.81 per diluted share in 2004. In addition to earnings per share growth, key performance measurements for the Company include return on average shareholders' equity (ROE) and return on average assets (ROA). ROE was 15.82% in 2005, compared to 15.68% in 2004, while ROA was 1.36% in 2005, up from 1.32% in 2004. ROA and ROE for Tompkins continue to compare favorably to bank holding company peer ratios widely available from the Federal Reserve Board.

The favorable performance in 2005 over 2004 reflects continued execution of the Company's key business strategies, including a commitment to community banking through diversified revenue sources consisting of net interest income generated from the loan and securities portfolios, trust and investment services income, insurance commissions and fees, and other service charges and fees for providing banking and related financial services. Evidence of the success of these strategies includes the 8.5% growth in total loans and the 3.9% growth in core deposits (total deposits less time deposits of $100,000 and more, brokered deposits, and municipal money market deposits) from December 31, 2004 to December 31, 2005, as well as growth in key fee income categories as discussed below. Noninterest income also benefited from the Company's recent agreement with NOVA Information Systems (NOVA) to transfer customer service, processing services, and support operations for all merchant card processing customers. The agreement calls for NOVA to receive all future revenue from the Company's current merchant customers, and resulted in a pre-tax net gain of approximately $3.0 million in the fourth quarter. Tompkins will continue to generate referral fees and income based on a percentage of net sales revenue from new customers referred to NOVA.

An interest rate environment of rising short-term rates and stable long-term rates made 2005 a challenging year. Increases in the yields on the Company's average earning assets were offset by increases in the Company's cost of funds, resulting in a flat net interest margin for the year when compared to 2004. Year-over-year loan growth of 8.5% was a key factor contributing to the 5.2% increase in net interest income to $75.0 million in 2005.

Asset quality remained strong with reductions in nonperforming assets and net charge-offs compared with prior year. Nonperforming assets of $4.5 million at December 31, 2005, are down from $7.7 million at December 31, 2004. Net loan/lease charge-offs improved to $1.5 million in 2005 from $2.0 million in 2004.

Noninterest income for 2005 was $30.8 million, an increase of 10.0% over 2004. The growth trends for key fee generating business activities were positive for the year. Insurance commissions and fees were $7.5 million, up 17.3% from prior year; service charges on deposit accounts were $8.3 million, up 3.4%; and trust and investment services income was $5.3 million, up 1.5%.

Noninterest expenses were $62.1 million in 2005, up 6.7% over 2004. These increases were primarily due to higher compensation and benefits related expenses, which were up $2.2 million for the year-to-date period. The acquisition of Banfield & Associates, Inc., effective December 31, 2004, contributed to the increased personnel costs in 2005 over 2004.

Net Interest Income

Table 1-Average Statements of Condition and Net Interest Analysis illustrates the trend in average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Taxable-equivalent net interest income improved to $77.9 million in 2005, up 5.3% from $73.9 million in 2004. Taxable-equivalent net interest income benefited from growth in average earning assets and growth in deposits. The Federal Reserve continued to raise short-term interest rates in 2005, which contributed to a 200 basis point increase in the prime rate in 2005. The higher prime rate had a favorable impact on commercial loan yields as the Company's prime rate based loans repriced upwards. The higher short-term interest rates also led to increased funding costs as rates on deposits and borrowings moved upwards. While short-term rates rose, the spread between long-term and short-term rates narrowed as longer-term rates did not increase in line with short-term rates. The yield on average earning assets increased 38 basis points from 5.40% for the fiscal year ended December 31, 2004, to 5.78% for fiscal 2005, while the cost of interest bearing liabilities increased 49 basis points from 1.60% to 2.09% over the same time period, resulting in an 11 basis point decline in the net interest spread. Growth in noninterest-bearing liabilities offset some of the decline in the spread resulting in a tax-equivalent net interest margin that is unchanged from 2004.

Taxable-equivalent interest income was up 12.6% over the same period prior year, driven by an increase in the loan volumes and yields. Average loans grew by $103.1 million, or 9.2%, which included a $58.2 million increase in average commercial real estate loans, a $39.0 million increase in average residential loans, and a $14.5 million increase in average commercial loans. Yields on commercial and industrial loans, and commercial real estate loans benefited from increases in market interest rates. Home equity loan yields were also higher as initial introductory rates repriced to fully indexed rates.

Increases in taxable-equivalent interest income were partially offset by a 35.8% increase in interest expense driven by the rise in short-term market interest rates. Rates on time deposits moved higher with the rise in short-term rates and resulted in an increased volume of these deposits. Core deposits, which include demand deposits, savings accounts, non-municipal money market accounts, and time deposits less than $100,000, represent the Company's largest and lowest cost funding source. Average core deposits increased by $46.0 million or 3.9%, to $1.2 billion in 2005, providing funding to support average earning asset growth. Core deposit growth included a $26.3 million or 8.9% increase in average noninterest-bearing deposits, from $297.6 million in 2004 to $324.0 million in 2005.

Non-core funding sources, which include time deposits of $100,000 or more, brokered deposits, municipal money market deposits, Federal funds purchased, securities sold under repurchase agreements, and other borrowings provided additional sources of funding to support asset growth. Average balances on these non-core funding sources increased by $39.8 million from $578.2 million at year-end 2004, to $618.0 million at year-end 2005. Average time deposits of $100,000 or more increased by $86.2 million to $224.2 million at year-end 2005. Upward movement in time deposit interest rates beginning in the latter half of 2004 contributed to the growth in this deposit category. Growth in core and non-core deposits allowed for a reduction in average borrowings and securities sold under repurchase agreements from 2004 to 2005.

Changes in net interest income occur from a combination of changes in the volume of interest-earning assets and interest-bearing liabilities, and in the rate of interest earned or paid on them. Table 2-Analysis of Changes in Net Interest Income illustrates changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of the change. The $3.9 million increase in taxable-equivalent net interest income from 2004 to 2005 resulted from a $12.3 million increase in interest income and an $8.4 million increase in interest expense. An increased volume of earning assets contributed to a net $4.7 million increase in taxable-equivalent net interest income between 2004 and 2005, while changes in interest rates reduced taxable-equivalent net interest income by $800,000, resulting in the net increase of $3.9 million.

Table 1 - Average Statements of Condition and Net Interest Analysis

                                                                             December 31
-----------------------------------------------------------------------------------------------------------------------------------
                                                2005                              2004                             2003
-----------------------------------------------------------------------------------------------------------------------------------

                                   Average               Average     Average               Average     Average             Average
(dollar amounts in thousands)      Balance    Interest  Yield/Rate   Balance    Interest  Yield/Rate   Balance   Interest Yield/Rate
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
   Certificates of deposit,
     other banks                 $    3,668  $       89     2.43%  $    9,086  $       93     1.02%  $    2,829  $      27     0.95%
   Securities (1)
         U.S. Government
           securities               529,732      20,805     3.93      544,943      21,317     3.91      478,356     18,786     3.93
         State and municipal (2)    120,891       6,882     5.69      102,917       6,081     5.91       89,308      5,712     6.40
         Other securities (2)        21,072         905     4.29       24,953         566     2.27       29,649        827     2.79
-----------------------------------------------------------------------------------------------------------------------------------
         Total securities           671,695      28,592     4.26      672,813      27,964     4.16      597,313     25,325     4.24
    Federal funds sold                  818          24     2.93        2,281          25     1.14        1,545         16     1.04
    Loans, net of unearned
       income (3)
          Residential real estate   465,124      27,042     5.81      426,116      24,121     5.66      408,084     24,995     6.12
          Commercial real estate    349,190      23,923     6.85      290,959      19,015     6.54      235,691     16,345     6.93
          Commercial loans (2)      287,455      20,238     7.04      272,954      15,745     5.77      260,628     15,731     6.04
          Consumer and other        102,845       8,649     8.41      105,095       8,886     8.46      103,273      9,415     9.12
          Lease financing (2)        15,402         988     6.41       21,841       1,426     6.53       22,623      1,568     6.93
-----------------------------------------------------------------------------------------------------------------------------------
          Total loans, net of
            unearned income       1,220,016      80,840     6.63    1,116,965      69,193     6.19    1,030,299     68,054     6.61
-----------------------------------------------------------------------------------------------------------------------------------
          Total interest-
            earning assets        1,896,197     109,545     5.78    1,801,145      97,275     5.40    1,631,986     93,422     5.72
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets          141,843                           138,078                           137,762
          Total assets           $2,038,040                        $1,939,223                        $1,769,748

===================================================================================================================================

LIABILITIES & SHAREHOLDERS' EQUITY
Deposits:
     Interest-bearing deposits
       Interest checking,
         savings, and money
         market                  $  733,596  $    7,519     1.02%  $  774,989  $    5,527     0.71%  $  726,619  $   5,871     0.81%
       Time Deposits > $100,000     224,248       6,973     3.11      138,056       2,890     2.09      112,752      2,782     2.47
       Time Deposits < $100,000     290,370       7,943     2.74      256,612       5,954     2.32      249,722      6,702     2.68
       Brokered Time Deposits:
                     < $100,000      38,545       1,228     3.19       29,691         853     2.87       23,424        788     3.36
-----------------------------------------------------------------------------------------------------------------------------------
        Total interest-
          bearing deposits        1,286,759      23,663     1.84    1,199,348      15,224     1.27    1,112,517     16,143     1.45
Federal funds purchased and
     securities sold under
     agreements to repurchase       157,817       4,852     3.07      175,168       4,390     2.51      132,957      3,285     2.47
Other borrowings                     70,486       3,171     4.50       81,213       3,713     4.57       88,693      4,065     4.58
-----------------------------------------------------------------------------------------------------------------------------------
        Total interest-
          bearing liabilities     1,515,062      31,686     2.09    1,455,729      23,327     1.60    1,334,167     23,493     1.76
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits        323,976                           297,627                           261,691
Accrued expenses and other
  liabilities                        22,533                            21,002                            20,108
-----------------------------------------------------------------------------------------------------------------------------------
        Total liabilities         1,861,571                         1,774,358                         1,615,966
Minority Interest                     1,483                             1,511                             1,519
Shareholders' equity                174,986                           163,354                           152,263
-----------------------------------------------------------------------------------------------------------------------------------
        Total liabilities and
          shareholders' equity   $2,038,040                        $1,939,223                        $1,769,748
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                        3.69%                             3.80%                            3.96%
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income/margin
     on earning assets                       $   77,859     4.11%              $   73,948     4.11%              $  69,929     4.28%
===================================================================================================================================

(1) Average balances and yields on available-for-sale securities are based on amortized cost.

(2) Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax-exempt interest income to a taxable equivalent basis. The tax equivalent adjustments for 2005, 2004, and 2003 were as follows: $2,838,000, $2,602,000, and $2,427,000, respectively.

(3) Nonaccrual loans are included in the average loan totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in "Note 1 Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Table 2 - Analysis of Changes in Net Interest Income

(in thousands)(taxable equivalent)                2005 vs. 2004                             2004 vs. 2003
-----------------------------------------------------------------------------------------------------------------------
                                      Increase (Decrease) Due to Change in      Increase (Decrease) Due to Change in
                                                     Average                                   Average

                                         Volume         Rate          Total        Volume         Rate          Total
-----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Certificates of deposit, other banks   $      (79)   $       75    $       (4)   $       64    $        2    $       66
Federal funds sold                            (24)           23            (1)            8             1             9
Investments:
    Taxable                                  (744)          571          (173)        2,378          (102)        2,276
    Tax-exempt                              1,029          (228)          801           826          (463)          363
Loans, net:
    Taxable                                 6,692         5,014        11,706         5,357        (4,324)        1,033
    Tax-exempt                                (61)            2           (59)          174           (68)          106
-----------------------------------------------------------------------------------------------------------------------
Total interest income                  $    6,813    $    5,457    $   12,270    $    8,807    $   (4,954)   $    3,853
-----------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest-bearing deposits:
    Interest checking,
      savings, and money market              (309)        2,301         1,992           374          (718)         (344)
    Time                                    3,370         3,077         6,447           964        (1,539)         (575)
Federal funds purchased and
    Securities sold under
    agreements to repurchase                 (465)          927           462         1,057            48         1,105
Other borrowings                             (484)          (58)         (542)         (342)          (10)         (352)
-----------------------------------------------------------------------------------------------------------------------
Total interest expense                 $    2,112    $    6,247    $    8,359    $    2,053    $   (2,219)   $     (166)
-----------------------------------------------------------------------------------------------------------------------
Net interest income                    $    4,701    $     (790)   $    3,911    $    6,754    $   (2,735)   $    4,019
=======================================================================================================================

Notes: See notes to Table 1 above.


Provision for Loan/Lease Losses

The provision for loan/lease losses represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses at an adequate level. Management has developed a model to measure the amount of estimated loan loss exposure inherent in the loan portfolio to ensure that an adequate reserve is maintained. The provision for loan/lease losses was $2.7 million in 2005, compared to $2.9 million in 2004. The decrease in 2005 is primarily due to positive trends in asset quality measures. Nonperforming loans/leases were $4.1 million or 0.33% of total loans/leases at December 31, 2005, compared with $7.6 million or 0.65% of total loans/leases at December 31, 2004. The improvement in nonperforming loans/leases benefited from the return to accruing status of a large commercial credit based on an improved financial position. Net charge-offs of $1.5 million in 2005 represented 0.13% of average loans/leases during the period, compared to net charge-offs of $2.0 million in 2004, representing 0.18% of average loans/leases. See the section captioned "The Reserve for Loan/Lease Losses" included within in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition" of this Report for further analysis of the Company's reserve for loan/lease losses.

Noninterest Income

The Company considers noninterest income an important driver of long-term revenue growth and a way to reduce earnings volatility that may result from changes in general market interest rates. Total noninterest income was $30.8 million in 2005, an increase of 10.0% over 2004. Sources of noninterest income include insurance fees and commissions, service charges on deposit accounts, trust and investment services, and card services products. The Company has been able to expand the contribution of noninterest income to total revenues by developing and introducing new products and by marketing its services across all of the Company's markets. Noninterest income represented 29.1% of total revenue in 2005, compared with 28.2% in 2004.

In late 2005, the Company entered into an agreement with NOVA Information Systems (NOVA) to transfer customer service, processing services, and support operations for all merchant card processing customers. The agreement calls for NOVA to receive all future revenue from the Company's current merchant customers, and resulted in a pre-tax net gain of approximately $3.0 million in the fourth quarter of 2005. The Company will continue to generate referral fees and income based on a percentage of net sales revenue from new customers referred to NOVA. The transaction will have a negative impact on future revenue of approximately $300,000, but will have a nominal impact on future net income. The agreement with NOVA will provide the Company's customers with improved technology for merchant card processing that is available through economies of scale that NOVA has as one of the largest merchant processing companies in the country.

The Company's agreement with NOVA will also allow the Company to increase its focus on other fee income businesses such as investment services, wealth management, brokerage services, and insurance.

Service charges on deposit accounts were up $269,000 or 3.4% to $8.3 million in 2005, compared to $8.0 million in 2004. An increase in the number of transaction accounts, fee increases, and additional deposit services contributed to the growth in service charges on deposit accounts in 2005 over 2004. The average dollar volume of noninterest-bearing accounts increased by 8.9% between 2004 and 2005, from $297.6 million to $324.0 million. The largest component of service charges on deposit accounts is overdraft fees. Overdraft fees over the past several years have benefited from the implementation of an automated overdraft payment program in mid-2002 for personal accounts. This overdraft program was expanded in mid-2004 to encompass a broader customer base, including commercial accounts.

Insurance commissions and fees were $7.5 million in 2005, an increase of $1.1 million or 17.3% over 2004. Tompkins Insurance Agencies' acquisition of the Banfield & Associates, Inc., an insurance agency in Ithaca, New York, at year-end 2004 contributed to the growth in commission income in 2005 over 2004. This acquisition also provides an opportunity to offer insurance services to the customers of Tompkins Trust Company. Additionally, Tompkins Insurance Agencies has continued its efforts to offer services to customers of The Bank of Castile. These efforts include locating Tompkins Insurance Agencies representatives in offices of The Bank of Castile. Tompkins Insurance currently shares 7 office locations with The Bank of Castile and plans to add representatives to other offices in 2005.

Trust and investment services generated $5.3 million in revenue in 2005, an increase of 1.5% over revenue of $5.2 million in 2004. With fees largely based on the market value and mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The market value of assets managed by, or in custody of, Tompkins Investment Services was $1.5 billion at December 31, 2005, up 2.6% from December 31, 2004. These figures include $435.2 million and $413.8 million, respectively, of Company-owned securities where Tompkins Investment Services is custodian. Tompkins Investment Services generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing investments in employee benefits plans. Services are primarily provided to customers in the Trust Company's market area of Tompkins County; however, Tompkins Investment Services representatives also serve clients in The Bank of Castile and Mahopac National Bank markets. Trends for new business in trust and investments services remain positive. The number of accounts increased by 7.5% between December 31, 2005, and December 31, 2004.

Card services income of $2.6 million in 2005 was up $174,000 or 7.0% over income of $2.5 million in 2004. An increased number of cardholders and higher transaction volume contributed to the growth in card services income in 2005. Card services have been a strong contributor to revenues as technology has created opportunities to better serve customers with new products. Card services products include traditional credit cards, purchasing cards, debit cards, and automated teller machines (ATM).

Noninterest income also includes $1.1 million from increases in cash surrender value of corporate owned life insurance (COLI), down from $1.2 million in 2004. The COLI relates to life insurance policies covering certain senior officers of the Company and its subsidiaries. Increases in the cash surrender value of the insurance are reflected as other noninterest income, net of the related mortality expense. The Company's average investment in COLI was $25.8 million during 2005, compared to $23.3 million during 2004. The Company purchased about $2.1 million in additional COLI in 2005. Although income associated with the insurance policies is not included in interest income, increases in the cash surrender value produced a tax-adjusted return of approximately 7.08% in 2005, 8.53% in 2004, and 7.67% in 2003.

The $169,000 increase in other income in 2005 over 2004 was largely driven by a $207,000 gain on sale of real estate. In 2004, The Bank of Castile relocated its Warsaw Office to a newly renovated building. The former Warsaw Office building was sold in 2005 for a gain of $207,000.

The Company has an investment in a small business investment company partnership, Cephas Capital Partners, L.P. ("Cephas"), totaling $3.4 million at December 31, 2005 and December 31, 2004. Because the Company's percentage ownership in Cephas exceeds 20%, the equity method of accounting is utilized, such that the Company's percentage of Cephas' income is recognized as income on its investment; and likewise, any loss by Cephas is recognized as a loss on the Company's investment. For 2005, the Company recognized income from this investment of $333,000 compared with income of $381,000 in 2004. The Company believes that as of December 31, 2005, there is no impairment with respect to this investment.

In late 2005, the Company sold approximately $80 million of available-for-sale securities as part of a portfolio restructuring that resulted in a pre-tax loss of approximately $1.5 million. Proceeds from the sale have been primarily used to acquire higher-yielding securities, which is expected to have a positive impact on interest income in future periods.

Noninterest Expense

Noninterest expenses for the year ended December 31, 2005, were $62.1 million, an increase of 6.7% over noninterest expenses of $58.2 million for the year ended December 31, 2004. Changes in the various components of noninterest expense are discussed below.

Personnel-related expenses comprise the largest segment of noninterest expense, representing 58.2% of noninterest expenses in 2005, compared to 58.4% in 2004. Total personnel-related expenses increased by $2.2 million or 6.4% in 2005, to $36.1 million from $34.0 million. The increase in personnel-related expenses is concentrated in salaries and wages and reflects an increased number of employees and salary increases. Average full-time equivalents (FTEs) increased from 578 for the year ended December 31, 2004, to 584 for the year ended December 31, 2005. Tompkins Insurance Agencies' acquisition of Banfield & Associates, Inc. in late 2004 contributed to the increase in FTEs. Also included in 2005 salaries and wages was $63,000 resulting from the decision to accelerate unvested stock options for all non-executives in late 2005. The change in accounting rules for accounting for stock options will result in an increase in personnel related expenses in 2006 and future years. Stock option expense related to unvested stock options outstanding at December 31, 2005, is expected to be approximately $417,000 (pre-tax) in 2006. Option grants made after December 31, 2005 will add additional expense under FASB's new accounting standard SFAS No. 123R, "Share-Based Payments" as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Accounting Standards" and in "Note 1 Summary of Significant Accounting Policies" in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Also included in personnel-related expenses are post-retirement benefits, which were also up over prior year. Post-retirement benefits expense did benefit from a change in the Company's post-retirement health care plan during 2005. Refer to "Note 11 Employee Benefit Plans" in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report. The calculation of the expenses and liability related to pensions and post-retirement benefits requires estimates and assumptions of key factors including, but not limited to, discount rate, return on plan assets, future salary increases, and life expectancies of plan participants. Management considers its accounting policy for pensions and post-retirement benefits to be a critical accounting policy given the assumptions that are required. The Company uses an actuarial firm in making these estimates and assumptions. Changes in these assumptions due to market conditions, governing laws and regulations, or Company specific circumstances may result in material changes to the Company's post-retirement expenses and liabilities.

Expense for premises, furniture, and fixtures totaled $7.7 million in 2005, an increase of $569,000 or 8.0% over expense of $7.1 million in 2004. Recent additions to the Company's branch network, including the Mount Kisco office of Mahopac National Bank, which opened in July 2004, and the opening of the Tompkins Financial Center in Batavia, New York, in early 2005, as well as higher real estate taxes, insurance and utility costs contributed to the increased expenses for bank premises and furniture and fixtures year-over-year.

Marketing expense is up 16.1% in 2005 over 2004. Planned marketing initiatives for 2005 accounted for the increase in marketing expenditures over the prior year.

Professional fees totaled $1.5 million in 2005 compared with $1.7 million in 2004. The $184,000 or 11.1% decline in this category is mainly a result of lower expenses related to the Company's compliance with the internal control over financial reporting requirements under Section 404 of the Sarbanes-Oxley Act. External costs for professional services related to the implementation and compliance with Section 404 were $618,000 in 2004, whereas ongoing compliance costs in 2005 included the addition of one staff position and $185,000 in costs related to external professional services.

Software licenses and maintenance expenses were $1.8 million, an increase of $325,000 or 22.4% over 2004. Increases in annual maintenance contracts contributed to the increase in this category, as did expenses related to the implementation of new systems.

Other operating expenses totaled $10.9 million in 2005, which is up 7.1% over the same period in 2004. The increase was distributed across the following expense categories: business development, printing and supplies, software amortization, audits and examinations, and education and training.

The Company's efficiency ratio, defined as operating expense excluding amortization of intangible assets, divided by tax-equivalent net interest income plus noninterest income before securities gains and losses (increase in the cash surrender value of COLI is shown on a tax equivalent basis), was 55.5% in 2005, compared to 56.1% in 2004. Tax equivalency was based upon a 40% tax rate. Excluding the tax equivalent adjustments for tax-exempt securities, tax-exempt loans/leases, and COLI income, the efficiency ratio would be 57.3% in 2005 and 58.0% in 2004.

Minority Interest in Consolidated Subsidiaries

Minority interest expense represents the portion of net income in consolidated majority-owned subsidiaries that is attributable to the minority owners of a subsidiary. The Company had minority interest expense of $131,000 in 2005 compared to $133,000 in 2004, related to minority interests in three real estate investment trusts, which are substantially owned by the Company's banking subsidiaries.

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes. The 2005 provision was $13.2 million, compared to $12.5 million in 2004. The increase was primarily due to a higher level of taxable income. The effective tax rate for the Company decreased in 2005 to 32.3%, from 32.8% in 2004. The decrease in the effective rate in 2005 compared with 2004 is due to higher levels of tax-advantaged income, such as income from investments in municipal bonds, economic zone credits, and new market tax credits as well as additional investments in real estate investment trusts in 2005. Legislation has been proposed at the State level that would change the tax treatment of dividends paid by real estate investment trusts ("REIT") and reduce the State tax rate for financial institutions to 6.5%. Each of the Company's banking subsidiaries is a majority owner in a REIT. If the law is passed in its current form, the expected impact on the Company would be an increased tax expense of approximately $632,000.


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

The low interest rate environment in 2003 and 2004 and the narrow spread between short-term rates and long-term rates made 2004 a challenging year. Over the past two years, yields on the Company's earning assets have moved downward more rapidly than the interest cost on the Company's interest-bearing liabilities. Consequently, the Company experienced a compression of its net interest margin over the past two years. To offset the effects of a compressed net interest margin, the Company focused on growing its earning asset base, including both loans and securities, and on expanding its fee based revenue streams. The Company was successful in growing its loans portfolio by 9.6% and its core deposits (time deposits less time deposits of $100,000 or more, brokered deposits and municipal money market deposits) by 6.7% year-over-year and expanding its key fee income categories as discussed below.

Net Interest Income

Table 1-Average Statements of Condition and Net Interest Analysis above illustrates the trend in average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Taxable-equivalent net interest income improved to $73.9 million in 2004, up from $69.9 million in 2003. Taxable-equivalent net interest income benefited from growth in earning assets, an improved mix of earning assets, and growth in deposits. The 125 basis point increase in the prime rate in 2004 had a favorable impact on commercial loan yields as the Company's prime rate based loans repriced upwards. The low interest rate environment and the narrower spread between short-term rates and long-term rates resulted in a decrease in the net interest margin from 4.28% in 2003, to 4.11% in 2004. The yield on average earning assets decreased from 5.72% for the fiscal year ended December 31, 2003, to 5.40% for fiscal 2004. The cost of interest bearing liabilities decreased from 1.76% to 1.60% over the same time period.

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

Table 2-Analysis of Changes in Net Interest Income above illustrates changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of the change. The $4.0 million increase in taxable-equivalent net interest income from 2003 to 2004 included a $3.8 million increase in interest income and a $200,000 decrease in interest expense. An increased volume of earning assets contributed to a $6.7 million increase in taxable-equivalent net interest income between 2003 and 2004, while changes in interest rates reduced taxable-equivalent net interest income by $2.7 million, resulting in the net increase of $4.0 million.

Provision for Loan/Lease Losses

The provision for loan/lease losses was $2.9 million in 2004, compared to $2.5 million in 2003. The increase in 2004 was primarily due to continued growth in the loan/lease portfolio, as well as the changing composition of the loan/lease portfolio, which includes increased levels of commercial loans and commercial real estate loans. Nonperforming loans/leases were $7.6 million at December 31, 2004, representing 0.65% of total loans/leases. Nonperforming loans/leases were $7.6 million at December 31, 2003, representing 0.71% of total loans/leases. Net charge-offs of $2.0 million in 2004 represented 0.18% of average loans/leases during the period, compared to net charge-offs of $2.5 million in 2003, representing 0.24% of average loans/leases. The weakness in the Western New York economy contributed to the $2.0 million in net loan/lease charge-offs in 2004 and the $2.5 million in net loan/lease charge-offs in 2003.

Noninterest Income

Noninterest income for 2004 was $28.0 million, an increase of 10.8% over 2003. Growth in noninterest income was moderated by the fact that 2003 results included $970,000 in gains on the sales of loans, compared to $240,000 in gains on the sales of loans in 2004. The growth trends for key fee generating business activities were positive for the year. The Company increased its noninterest income to 28.2% of total revenue in 2004, from 27.2% in 2003.

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

Service charges on deposit accounts were up $767,000 or 10.6% to $8.0 million in 2004, compared to $7.2 million in 2003. An increase in the number of transaction accounts, fee increases, and additional deposit services contributed to the growth in service charges on deposit accounts in 2004 over 2003. The average dollar volume of noninterest-bearing accounts increased by $35.9 million between 2003 and 2004, from $261.7 million to $297.6 million, while interest-bearing checking, savings and money market accounts increased by $48.4 million over the same period, from $726.6 million to $775.0 million. Overdraft fees, the largest component of service charges on deposit accounts, benefited from the implementation of an automated overdraft payment program in mid-2002 for personal accounts. This overdraft program was expanded in mid-2004 to encompass a broader customer base, including commercial accounts.

Insurance commissions and fees were $6.4 million in 2004, an increase of $1.1 million or 21.1% over 2003. Tompkins Insurance Agencies' acquisition of an insurance agency in late 2003 contributed to the growth in commission income in 2004 over 2003. Additionally, Tompkins Insurance Agencies continued its efforts to offer services to customers of The Bank of Castile by locating Tompkins Insurance Agencies representatives in offices of The Bank of Castile. Tompkins Insurance shared 4 office locations with The Bank of Castile. Tompkins Insurance's late 2004 acquisition of Banfield & Associates, a small insurance agency in Ithaca, New York, provided an opportunity to offer insurance services to the customers of Tompkins Trust Company.

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

Personnel-related expenses comprise the largest segment of noninterest expense, representing 58.4% of noninterest expenses in 2004, compared to 57.5% in 2003. Total personnel-related expenses increased by $3.0 million or 9.8% in 2004, to $34.0 million from $31.0 million. The increase in personnel-related expenses is mainly concentrated in salaries and wages and reflects an increased number of employees and salary increases. Average full-time equivalents (FTEs) increased from 546 for the year ended December 31, 2003, to 578 for the year ended December 31, 2004. The increase in employees is associated primarily with staffing of new offices, including the Auburn, New York office (July 2003) of the Trust Company and the Mt. Kisco, New York office (June 2004) of Mahopac National Bank, and Tompkins Insurance Agencies' acquisition of Youngs & Linfoot, Inc., a small insurance agency, in late 2003.

Expense for premises, furniture, and fixtures totaled $7.1 million in 2004, an increase of $472,000 or 7.1% over expense of $6.7 million in 2003. The additions to the Company's branch network mentioned above, as well as higher taxes, insurance and utilities contributed to the increase in bank premises and furniture and fixture expense.

External expenses related to the Company's efforts to comply with Section 404 of the Sarbanes-Oxley Act totaled $618,000 in 2004 compared with $50,000 in 2003. Approximately $405,000 of the $618,000 was included in professional fees and contributed to the increase in professional fees from $869,000 in 2003 to $1.7 million in 2004. The remaining $213,000 of expenses related to Sarbanes-Oxley is included in other operating expenses.

Software licensing and maintenance expenses totaled $1.5 million in 2004, an increase of $272,000 or 23.1% over 2003. The increase reflects upgrades to our mainframe computer system.

Other operating expenses were $11.4 million for the 12 months ended December 31, 2004, which were in line with the $11.5 million in 2003. This expense category includes postage and courier, printing and supplies, card services, and audits and examinations. Audit and examination fees were up due to the additional requirements associated with the implementation of the Company's internal control over financial reporting process under Section 404 of Sarbanes-Oxley. Other losses were down $200,000, as operating expenses for 2003 included approximately $400,000 of losses resulting from fraudulent credit card transactions perpetrated against Tompkins Trust Company and several other banks in the third quarter of 2003.

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


FINANCIAL CONDITION

During 2005, total assets grew by $136.6 million or 6.9% to $2.1 billion at December 31, 2005, compared to $2.0 billion at December 31, 2004. Table 3-Balance Sheet Comparisons below provides a comparison of average and year-end balances of selected balance sheet categories over the past three years, and the change in those balances between 2004 and 2005. Over the past several years, the Company has focused on growing average earning assets to increase net interest income and offset the negative impact of a narrowing spread between the yield on earning assets and the cost of interest bearing liabilities. Earning asset growth in 2005 consisted of a $99.2 million increase in loans, mainly commercial real estate, residential real estate, and commercial loans. Loan growth is net of $16.5 million in sales of fixed rate residential mortgage loans in 2005. A more detailed discussion of the loan portfolio is provided below in this section under the caption "Loan/Leases".

The Company's investment portfolio (excluding fair value adjustments on available-for-sale securities) was up 1.6% to approximately $669.4 million at year-end 2005. The Company sold roughly $80 million of available-for-sale securities in the fourth quarter of 2005 at a pre-tax loss of $1.5 million to restructure its investment portfolio. The proceeds from the sale were reinvested in higher yielding securities, mainly mortgage-backed securities and collateralized mortgage obligations. The current interest rate environment has limited opportunities to acquire securities at favorable yields, spreads over funding costs, and risk profiles. Consequently, the Company has used cash flow to reduce borrowings.

Deposit growth generated by the Company's branch network has supported the majority of the growth in earning assets. Core deposits remain the primary source of funding with core deposits increasing by $46.3 million or 3.9% to $1.2 billion at year-end 2005. Time deposits of $100,000 and more increased $145.7 million or 97.1%, to $295.7 million at year-end 2005, from $150.1 million at year end 2004. The Company also uses wholesale funding sources, which include borrowings and securities sold under agreements to repurchase, to support asset growth. These funding sources remained level between year-end 2005 and year-end 2004 at $216.3 million and $217.0 million, respectively. Refer to "Note 9 Securities Sold Under Agreements to Repurchase and Federal Funds Purchased" and "Note 10 Other Borrowings" in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report on Form 10-K for further details on these funding sources.

Table 3 - Balance Sheet Comparisons

AVERAGE BALANCE SHEET
                                                                                                    Change (2004-2005)
(in thousands)                                           2005           2004           2003         Amount      Percentage
--------------------------------------------------------------------------------------------------------------------------
Total assets                                     $  2,038,040   $  1,939,223   $  1,769,748   $     98,817            5.10%
Earning assets *                                    1,896,197      1,801,145      1,631,986         95,052            5.28%
Total loans and leases, less unearned income
   and net deferred costs and fees                  1,220,016      1,116,965      1,030,299        103,051            9.23%
Securities *                                          671,695        672,813        597,313         (1,118)          -0.17%
Core deposits **                                    1,221,082      1,175,110      1,085,731         45,972            3.91%
Time deposits of $100,000 and more                    224,248        138,056        112,752         86,192           62.43%
Federal funds purchased and securities
   sold under agreements to repurchase                157,817        175,168        132,957        (17,351)          -9.91%
Other borrowings                                       70,486         81,213         88,693        (10,727)         -13.21%
Shareholders' equity                                  174,986        163,354        152,263         11,632            7.12%
--------------------------------------------------------------------------------------------------------------------------

ENDING BALANCE SHEET
                                                                                                    Change (2004-2005)
(in thousands)                                           2005           2004           2003         Amount      Percentage
--------------------------------------------------------------------------------------------------------------------------
Total assets                                     $  2,106,870   $  1,970,295   $  1,864,446        136,575            6.93%
Earning assets *                                    1,944,124      1,832,042      1,714,995        112,082            6.12%
Total loans and leases, less unearned income
   and net deferred costs and fees                  1,271,349      1,172,148      1,069,140         99,201            8.46%
Securities *                                          669,414        658,872        636,639         10,542            1.60%
Core deposits **                                    1,248,314      1,201,988      1,126,101         46,326            3.85%
Time deposits of $100,000 and more                    295,746        150,076        105,102        145,670           97.06%
Federal funds purchased and securities
   sold under agreements to repurchase                152,651        153,715        187,908         (1,064)          -0.69%
Other borrowings                                       63,673         63,303         87,111            370            0.58%
Shareholders' equity                                  181,221        171,002        158,970         10,219            5.98%
==========================================================================================================================

* Balances of available-for-sale securities are shown at amortized cost.

** Core deposits equal total deposits less time deposits of $100,000 and more, brokered deposits, and municipal money market deposits.

Shareholders' Equity

The Consolidated Statements of Changes in Shareholders' Equity included in the Consolidated Financial Statements of the Company contained in Part II, Item 8. of this Report, detail the changes in equity capital, including payments to shareholders in the form of cash dividends. The Company continued its long history of increasing cash dividends with a per share increase of 7.3% in 2005, which follows an increase of 7.9% in 2004. Dividends per share amounted to $1.17 in 2005, compared to $1.09 in 2004, and $1.01 in 2003. Cash dividends paid represented 37.9%, 38.1%, and 37.3% of after-tax net income in each of 2005, 2004, and 2003, respectively.

Total shareholders' equity was up $10.2 million or 6.0% to $181.2 million at December 31, 2005, from $171.0 million at December 31, 2004. On February 15, 2005, the Company paid a 10% stock dividend. The stock dividend has no impact on the Company's total equity capital, but does result in a reallocation of equity, primarily by reducing undivided profits and increasing surplus. Undivided profits were down $25.3 million between year-end 2004 and year-end 2005, from $94.5 million to $69.2 million, while surplus increased by $42.8 million, from $75.8 million at December 31, 2004, to $118.7 million at December 31, 2005, mainly due to the 10% stock dividend. The decrease in accumulated other comprehensive income (loss) is due to an increase in unrealized losses on available-for-sale securities largely driven by increases in short-term interest rates.

On July 27, 2004, the Company's board of directors approved a stock repurchase plan (the "2004 Plan") to replace the 2002 Plan, which expired in July 2004. The 2004 Plan authorizes the repurchase of up to 440,000 shares of the Tompkins outstanding common stock over a two-year period. No shares were repurchased under the 2004 Plan in 2004. In 2005, the Company repurchased 21,984 shares under the 2004 Plan, all during the second quarter 2005, at an average price of $40.79.

Total shareholders' equity was up $12.0 million or 7.6% to $171.0 million at December 31, 2004, from $159.0 million at December 31, 2003. Undivided profits were up $15.8 million between year-end 2003 and year-end 2004, from $78.7 million to $94.5 million. Surplus decreased by $1.1 million, from $76.9 million at December 31, 2003, to $75.8 million at December 31, 2004, as the Company repurchased shares through its 2002 stock repurchase plan, which expired in July 2004. The decrease in accumulated other comprehensive income is due to a decrease in unrealized gains on available-for-sale securities largely due to increases in short-term interest rates.

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

Securities

The Company's securities portfolio (excluding fair value adjustments on available-for-sale securities) at December 31, 2005, was $669.4 million, reflecting an increase of 1.6% from $658.9 million at December 31, 2004. "Note 2 Securities" in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report, details the types of securities held, the carrying and fair values, and the contractual maturities as of December 31, 2005 and 2004. The amortized cost and fair value of the Company's securities portfolio at December 31, 2003, is presented in the table below. Qualified tax-exempt debt securities, primarily obligations of state and political subdivisions, were $129.5 million at December 31, 2005, or 19.3% of total securities, compared to $112.3 million, or 17.0% of total securities at December 31, 2004. Mortgage-backed securities, consisting mainly of securities issued by U.S. Government agencies, totaled $321.2 million at December 31, 2005, compared to $300.4 million at December 31, 2004.

                                                                               Available-for-Sale Securities
--------------------------------------------------------------------------------------------------------------------
                                                                              Gross         Gross
                                                             Amortized     Unrealized     Unrealized       Fair
December 31, 2003 (in thousands)                               Cost           Gains         Losses         Value
--------------------------------------------------------------------------------------------------------------------
Obligations of U.S. Government sponsored agencies          $    223,807   $      1,652   $      1,626   $    223,833
Obligations of states and political subdivisions                 48,222          2,138             89         50,271
Mortgage-backed securities                                      299,429          4,562          1,324        302,667
U.S. corporate securities                                         3,001              0            287          2,714
--------------------------------------------------------------------------------------------------------------------
Total debt securities                                           574,459          8,352          3,326        579,485
Equity securities                                                12,652              0              0         12,652
--------------------------------------------------------------------------------------------------------------------
Total available-for-sale securities                        $    587,111   $      8,352   $      3,326   $    592,137
====================================================================================================================

Available-for-sale securities include $12.4 million in nonmarketable equity securities, which are carried at cost since fair values are not readily determinable. This figure includes $10.9 million of Federal Home Loan Bank
(FHLB) stock, and $720,000 of Federal Reserve Bank (FRB) stock, which are required to be held for regulatory purposes and for borrowings availability. The required investment in FHLB stock is tied to the Company's borrowing levels with the FHLB. Substantially all of the above mortgage-backed securities are direct pass through securities or collateralized mortgage obligations issued or backed by Federal agencies.

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

Management's policy is to purchase investment grade securities that, on average, have relatively short expected durations. This policy helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital. A large percentage of securities are direct obligations of the Federal government and its agencies. Expected maturities will differ from contractual maturities presented in Table 4-Maturity Distribution below, because issuers may have the right to call or prepay obligations with or without penalty and mortgage-backed securities will pay throughout the periods prior to contractual maturity. The contractual maturity distribution of debt securities and mortgage-backed securities as of December 31, 2005, along with the weighted average yield of each category, is presented in Table 4-Maturity Distribution below. Balances are shown at amortized cost and weighted average yields are calculated on a fully taxable-equivalent basis.

Table 4 - Maturity Distribution

                                                                             As of December 31, 2005
----------------------------------------------------------------------------------------------------------------------
                                                                     Securities                     Securities
                                                                 Available-for-Sale *            Held-to-Maturity
----------------------------------------------------------------------------------------------------------------------
(dollar amounts in thousands)                                 Amount       Yield (FTE)        Amount       Yield (FTE)
----------------------------------------------------------------------------------------------------------------------
Obligations of U.S. Government sponsored agencies
   Within 1 year                                          $          0            0.00%   $          0            0.00%
    Over 1 to 5 years                                          175,247            3.96%              0            0.00%
    Over 5 to 10 years                                          25,476            4.66%              0            0.00%
    Over 10 years                                                5,000            5.50%              0            0.00%
----------------------------------------------------------------------------------------------------------------------
                                                          $    205,723            4.08%   $          0            0.00%
----------------------------------------------------------------------------------------------------------------------

State and political subdivisions
   Within 1 year                                          $      5,377            5.18%   $     35,148            4.41%
    Over 1 to 5 years                                           18,433            5.62%         21,869            4.88%
    Over 5 to 10 years                                          21,553            5.82%         21,213            5.83%
    Over 10 years                                                1,458            6.11%          4,428            7.08%
----------------------------------------------------------------------------------------------------------------------
                                                          $     46,821            5.68%   $     82,658            5.04%
----------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities
   Within 1 year                                          $          0            0.00%   $          0            0.00%
    Over 1 to 5 years                                           23,733            4.03%              0            0.00%
    Over 5 to 10 years                                         123,280            4.38%              0            0.00%
    Over 10 years                                              174,155            4.81%              0            0.00%
----------------------------------------------------------------------------------------------------------------------
                                                          $    321,168            4.59%   $          0            0.00%
----------------------------------------------------------------------------------------------------------------------

Other securities
   Within 1 year                                          $          0            0.00%   $          0            0.00%
    Over 1 to 5 years                                                0            0.00%              0            0.00%
    Over 5 to 10 years                                               0            0.00%              0            0.00%
    Over 10 years                                                2,500            6.77%              0            0.00%
    Equity securities                                           10,544            4.06%              0            0.00%
----------------------------------------------------------------------------------------------------------------------
                                                          $     13,044            4.58%   $          0            0.00%
----------------------------------------------------------------------------------------------------------------------

Total securities
   Within 1 year                                          $      5,377            5.18%   $     35,148            4.41%
    Over 1 to 5 years                                          217,413            4.11%         21,869            4.88%
    Over 5 to 10 years                                         170,309            4.60%         21,213            5.83%
    Over 10 years                                              183,113            4.86%          4,428            7.08%
    Equity securities                                           10,544            4.06%              0            0.00%
----------------------------------------------------------------------------------------------------------------------
                                                          $    586,756            4.50%   $     82,658            5.04%
======================================================================================================================

* Balances of available-for-sale securities are shown at amortized cost.

At December 31, 2005, there were no holdings of any one issuer, other than the U.S. Government sponsored agencies, in an amount greater than 10% of the Company's shareholders' equity.

Loans/Leases

Total loans and leases, net of unearned income and net deferred loan fees and costs, grew 8.5%, to $1.3 billion at December 31, 2005 from $1.2 billion at December 31, 2004. Table 5-Loan/Lease Classification Summary below details the composition and volume changes in the loan/lease portfolio over the past five years.

Table 5 - Loan/Lease Classification Summary

                                                                                As of December 31,
(in thousands)                                            2005           2004           2003           2002           2001
--------------------------------------------------------------------------------------------------------------------------
Residential real estate                            $   475,155    $   451,014    $   404,487    $   391,120    $   327,987
Commercial real estate                                 347,443        296,614        242,248        196,517        168,452
Real estate construction                                30,309         27,163         21,788         26,110         25,112
Commercial                                             306,410        277,082        275,666        256,010        237,483
Consumer and other                                     100,249        100,971        104,647        103,853        111,880
Leases                                                  14,864         23,121         24,340         25,511         21,787

--------------------------------------------------------------------------------------------------------------------------
Total loans and leases                               1,274,430      1,175,965      1,073,176        999,121        892,701
Less: unearned income and deferred costs
    and fees                                            (3,081)        (3,817)        (4,036)        (3,775)        (2,859)
--------------------------------------------------------------------------------------------------------------------------
Total loans and leases, net of unearned income
    and deferred costs and fees                    $ 1,271,349    $ 1,172,148    $ 1,069,140    $   995,346    $   889,842
--------------------------------------------------------------------------------------------------------------------------

Residential real estate loans of $475.2 million increased by $24.1 million or 5.4% in 2005, from $451.0 million in 2004, and comprised 37.3% of total loans and leases at December 31, 2005. A low interest rate environment coupled with new branch offices contributed to the growth in the residential portfolio. The growth in residential loans in 2005 is net of $16.5 million of loan sales to Federal agencies.

Residential real estate mortgage loans are generally underwritten in accordance with secondary market guidelines to enhance the liquidity of these generally longer-term assets. As part of its asset/liability management strategy the Company may sell certain residential mortgage loans in the secondary market. During 2005, 2004, and 2003, the Company sold residential mortgage loans totaling $16.5 million, $14.7 million, and $52.6 million, respectively, and realized gains on these sales of $238,000, $240,000, and $970,000, respectively. When residential mortgage loans are sold or securitized, the Company typically retains all servicing, providing the Company with a source of fee income. In connection with the sales in 2005, 2004, and 2003, the Company recorded mortgage-servicing assets of $98,000, $95,200, and $688,000, respectively. Amortization of mortgage servicing amounted to $127,000 in 2005, $168,000 in 2004 and $343,000 in 2003. Residential mortgage loans serviced for others totaled $135.6 million at December 31, 2005, compared to $138.8 million at December 31, 2004. Capitalized mortgage servicing rights totaled $949,000 at December 31, 2005, and $978,000 at December 31, 2004, and are reported as intangible assets on the consolidated statements of condition.

Commercial real estate loans increased by $50.8 million, or 17.1%, in 2005 over 2004, from $296.6 million in 2004 to $347.4 million in 2005. Commercial real estate loans of $347.4 million represented 27.3% of total loans and leases at December 31, 2005. Commercial loans totaled $306.4 million at December 31, 2005, which is a 10.6% increase from commercial loans of $277.1 million at December 31, 2004. Growth in commercial lending, including commercial real estate reflects a continued emphasis on commercial lending. Management believes that the Company's community banking strategy can provide value to small business customers, while commercial lending products are typically attractive to the Company from a yield and interest rate risk perspective.

The consumer loan portfolio includes personal installment loans, indirect automobile financing, credit card loans, and overdraft lines of credit. The Company faces significant competition from local and national lenders as well as auto finance companies for consumer lending products. Consumer and other loans were $100.2 million at December 31, 2005, down from $101.0 million at December 31, 2004.

The lease portfolio decreased by 35.7% to $14.9 million at December 31, 2005 from $23.1 million at December 31, 2004. The lease portfolio has traditionally consisted of leases on vehicles for consumers and small businesses. Competition for automobile financing has led to a decline in the consumer lease portfolio over the past several years. Management continues to focus on leasing opportunities, primarily commercial leasing and municipal leasing, which have been the primary sources of new business in the lease portfolio. As of December 31, 2005, commercial leases and municipal leases represented 99.8% of total leases, while consumer leases made up the remaining 0.2%. As of December 31, 2004, commercial leases and municipal leases represented 98.5% of total leases, while consumer leases made up the remaining 1.5%.

The Company's loan/lease customers are located primarily in the upstate New York communities served by its three subsidiary banks. The Trust Company operates fourteen banking offices in the counties of Tompkins, Cayuga, Cortland, and

Schuyler, New York. The Bank of Castile operates thirteen banking offices in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. Mahopac National Bank is located in Putnam County, New York and operates four banking offices in that county, two full service offices in neighboring Dutchess County, New York and one full service office in Westchester County, New York. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower. Further information on the Company's lending activities, including related party transactions, is provided in "Note 4 Loan/Lease Classification Summary and Related Party Transactions" in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.


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

Since the methodology is based upon historical experience and trends as well as management's judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. While management's evaluation of the reserve for loan/lease losses as of December 31, 2005, considers the reserve to be adequate, under adversely different conditions or assumptions, the Company would need to increase the reserve.

The allocation of the Company's reserve as of December 31, 2005, and each of the previous four years is illustrated in Table 6- Allocation of the Reserve for Loan/Lease Losses, below.

Table 6 - Allocation of the Reserve for Loan/Lease Losses

                                                                           December 31
(dollar amounts in thousands)                       2005          2004          2003          2002          2001
----------------------------------------------------------------------------------------------------------------
Total loans outstanding at end of year        $1,271,349    $1,172,148    $1,069,140    $  995,346    $  889,842
----------------------------------------------------------------------------------------------------------------
ALLOCATION OF THE RESERVE BY
       LOAN TYPE:
Commercial                                    $    5,354    $    5,871    $    5,872    $    4,349    $    3,011
Real estate                                        5,357         3,947         2,909         2,809         2,755
Consumer and all other                             2,850         2,731         2,904         2,912         2,976
Unallocated                                          116             0             0         1,634         1,964
----------------------------------------------------------------------------------------------------------------
Total                                         $   13,677    $   12,549    $   11,685    $   11,704    $   10,706
----------------------------------------------------------------------------------------------------------------
ALLOCATION OF THE RESERVE AS
       A PERCENTAGE OF TOTAL RESERVE:
Commercial                                            39%           47%           50%           37%           28%
Real estate                                           39%           31%           25%           24%           26%
Consumer and all other                                21%           22%           25%           25%           28%
Unallocated                                            1%            0%            0%           14%           18%
----------------------------------------------------------------------------------------------------------------
Total                                                100%          100%          100%          100%          100%
----------------------------------------------------------------------------------------------------------------
LOAN/LEASE TYPES AS A PERCENTAGE
     OF TOTAL LOANS/LEASES:
Commercial                                            24%           24%           26%           26%           26%
Real estate                                           67%           66%           62%           62%           59%
Consumer and all other                                 9%           10%           12%           12%           15%
----------------------------------------------------------------------------------------------------------------
Total                                                100%          100%          100%          100%          100%
----------------------------------------------------------------------------------------------------------------

Management is committed to early recognition of loan problems and to maintaining an adequate reserve. The above allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the reserve to each category does not restrict the use of the reserve to absorb losses in any category. The increase in the reserve between year-end 2004 and year-end 2005 reflects higher allocations due to growth in the loan portfolio and additional allocations for specifically reviewed and graded loans.

The level of future charge-offs are dependent upon a variety of factors such as national and local economic conditions, trends in various industries, underwriting characteristics, and conditions unique to each borrower. Given uncertainties surrounding these factors, it is difficult to estimate future losses.

The principal balances of nonperforming loans/leases, including impaired loans/leases, as of December 31 are detailed in the table below.

(dollar amounts in thousands)                                 2005        2004        2003        2002        2001
------------------------------------------------------------------------------------------------------------------
Loans 90 days past due and accruing                       $     12    $     31    $     26    $    368    $  1,612
Nonaccrual loans                                             4,072       7,392       7,321       6,977       5,736
Troubled debt restructurings not included above                 50         189         246         179         185
------------------------------------------------------------------------------------------------------------------
Total nonperforming loans/leases                             4,134       7,612       7,593       7,524       7,533
------------------------------------------------------------------------------------------------------------------
Other real estate owned                                        366          89         385         279          43
------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                $  4,500    $  7,701    $  7,978    $  7,803    $  7,576
------------------------------------------------------------------------------------------------------------------
Reserve as a percentage of loans/leases outstanding           1.08%       1.07%       1.09%       1.18%       1.20%
------------------------------------------------------------------------------------------------------------------
Reserve as a percentage of nonperforming loans/leases       330.84%     164.86%     153.89%     155.56%     142.12%
==================================================================================================================

The reserve represented 1.08% of total loans/leases outstanding at December 31, 2005, up slightly from 1.07% at December 31, 2004. The reserve coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) was 3.31 times at December 31, 2005, compared to
1.65 times at December 31, 2004. The difference between the interest income that would have been recorded if these loans/leases had been paid in accordance with their original terms and the interest income recorded for the years ended December 31, 2005, 2004 and 2003 was not significant. A discussion of the Company's policy for placing loans on nonaccrual status is included in "Note 1 Summary of Significant Accounting Policies" in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

The Company's historical loss experience is detailed in Table 7-Analysis of the Reserve for Loan/Lease Losses


Table 7 - Analysis of the Reserve for Loan/Lease Losses

                                                                                   December 31
(in thousands)                                               2005          2004          2003          2002          2001
-------------------------------------------------------------------------------------------------------------------------
Average loans outstanding during year                  $1,220,016    $1,116,965    $1,030,299    $  928,383    $  852,775
Balance of reserve at beginning of year                    12,549        11,685        11,704        10,706         9,824

LOANS CHARGED-OFF:
     Commercial, financial, agricultural                      890         1,221         1,595           335           371
     Real estate - mortgage                                   408            78           122            41            44
     Installment loans to individuals                         595           977           887           940           843
     Lease financing                                            0            27             9           133            28
     Other loans                                              344           487           394           272           108
-------------------------------------------------------------------------------------------------------------------------
Total loans charged-off                                $    2,237    $    2,790    $    3,007    $    1,721    $    1,394
-------------------------------------------------------------------------------------------------------------------------

RECOVERIES OF LOANS PREVIOUSLY
  CHARGED-OFF:
     Commercial, financial, agricultural                      210           198            73            91           360
     Real estate - mortgage                                    32            54            26            15            16
     Installment loans to individuals                         277           406           311           320           259
     Lease financing                                           37            23             5            22             1
     Other loans                                              150           113            76            36            34
-------------------------------------------------------------------------------------------------------------------------
Total loans recovered                                  $      706    $      794    $      491    $      484    $      670
-------------------------------------------------------------------------------------------------------------------------
Net loans charged-off                                       1,531         1,996         2,516         1,237           724
Additions to reserve charged to operations                  2,659         2,860         2,497         2,235         1,606
-------------------------------------------------------------------------------------------------------------------------
Balance of reserve at end of year                      $   13,677    $   12,549    $   11,685    $   11,704    $   10,706
-------------------------------------------------------------------------------------------------------------------------
Net charge-offs as a percentage of average
   loans/leases outstanding during the year                  0.13%         0.18%         0.24%         0.13%         0.08%
=========================================================================================================================

A weak economic climate in the Western New York market served by the Company contributed to the increase in commercial loan charge-offs in 2003 and a higher than historical level in 2004. The Western New York market was negatively impacted by cutbacks and layoffs by some major employers in Rochester, New York and by softness in the agricultural related businesses. Conditions have been improving in this market area.

Management reviews the loan portfolio continuously for evidence of potential problem loans/leases. Potential problem loans/leases are loans/leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans/leases as nonperforming at sometime in the future. Management considers loans/leases classified as Substandard, which continue to accrue interest, to be potential problem loans/leases. The Company, through its internal loan review function identified 34 commercial relationships totaling $20.0 million at December 31, 2005, and 25 commercial relationships totaling $13.9 million at December 31, 2004, which it classified as Substandard, which continue to accrue interest. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. Approximately $3.7 million of these loans are backed by guarantees of U.S. government agencies. While in a performing status as of December 31, 2005, these loans exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.


Deposits and Other Liabilities

Total deposits of $1.7 billion at December 31, 2005, reflected an increase of $122.1 million over total deposits at December 31, 2004. Deposit growth consisted of core deposits, which increased by $46.3 million, and time deposits of $100,000 or more, which were up $145.7 million. Municipal money market deposits were down by $75.0 million to $97.2 million. The rise in short-term market rates led to competitive pressures to increase the rates on time deposits over the period causing consumers, businesses and municipalities to move excess funds from lower yielding savings and money markets to time deposits. Deposits growth occurred at all three of the Company's banking subsidiaries and included growth in mature bank offices as well as newer bank offices. Bank offices opened less than 3 years, as of December 31, 2005, contributed $13.2 million to the growth in 2005, while the remaining $108.9 million of growth was in offices opened over 3 years. Table 1-Average Statements of Condition and Net Interest Analysis above shows the average balance and average rate paid on the Company's primary deposit categories for the years ended December 31, 2005, 2004, and 2003. A maturity schedule of time deposits outstanding at December 31, 2005, is included in "Note 8 Deposits" in Notes to Consolidated Financial Statements in
Part II, Item 8. of this Report.

The Company's liability for securities sold under agreements to repurchase ("repurchase agreements") amounted to $152.7 million at December 31, 2005, roughly unchanged from $153.7 million at December 31, 2004.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $67.7 million at December 31, 2005, and $52.8 million at December 31, 2004. Management generally views local repurchase agreements as an alternative to large time deposits. The Company's wholesale repurchase agreements are primarily with the Federal Home Loan Bank (FHLB) and amounted to $85.0 million at December 31, 2005 and $100.9 million at December 31, 2004. Refer to "Note 9 Securities Sold Under Agreements to Repurchase and Federal Funds Purchased" in Notes to Consolidated Financial Statements in Part II, Item
8. of this Report for further details on the Company's repurchase agreements.

The Company's other borrowings include amounts owed to the FHLB and totaled $63.7 million at year-end 2005, in line with the $63.3 million at year-end 2004. Borrowings with the FHLB outstanding at December 31, 2005, included $249,000 due in one year or less, and $63.2 million due in more than one year. The weighted average interest rate on other borrowings due in more than one year was 4.35% at December 31, 2005. Refer to "Note 10 Other Borrowings" in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for further details on the Company's term borrowings with the FHLB.

Other borrowings include a Treasury Tax and Loan Note account with the Federal Reserve Bank of New York totaling $100,000 at December 31, 2005 and December 31, 2004. At December 31, 2005 and 2004, Tompkins Insurance had borrowings of $142,000 and $94,000, respectively, from unrelated parties.


LIQUIDITY MANAGEMENT

The objective of liquidity management is to ensure the availability of adequate funding sources to satisfy the demand for credit, deposit withdrawals, and business investment opportunities. The Company's large, stable core deposit base and strong capital position are the foundation for the Company's liquidity position. Asset and liability positions are monitored primarily through Asset/Liability Management Committees of the Company's subsidiary banks individually and on a combined basis. These Committees review periodic reports on the liquidity and interest rate sensitivity positions. Comparisons with industry and peer groups are also monitored. The Company's strong reputation in the communities it serves, along with its strong financial condition, provide access to numerous sources of liquidity as described below. Management believes these diverse liquidity sources provide sufficient means to meet all demands on the Company's liquidity that are reasonably likely to occur.

Core deposits remain a key-funding source, increasing by $46.3 million to $1.2 billion at year-end 2005. Core deposits represented 74.2% of total deposits and 64.9% of total liabilities at December 31, 2005 compared to 77.0% of total deposits and 66.9% of total liabilities at December 31, 2004. Contributing to the growth in core deposits is the Company's continued focus on demand deposit growth, which increased $39.8 million or 12.4% year over year.

Non-core funding sources, which include time deposits of $100,000 or more, brokered time deposits, municipal money market accounts, repurchase agreements, and other borrowings, increased by $75.1 million between year-end 2004 and year-end 2005, from $575.9 million to $651.0 million. As a percentage of total liabilities, non-core funding sources increased from 32.0% at year-end 2004 to 33.8% at year-end 2005. The increase in the dollar volume of non-core funding was concentrated in time deposits of $100,000 or more. Rates on these products began to move upwards due to competitive market conditions. The increase in time deposits of $100,000 or more was partially offset by a reduction of municipal money market balances, as municipal customers looked to maximize their returns by moving to short term time deposits.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $516.8 million and $522.1 million at December 31, 2005 and 2004, respectively, were pledged as collateral for public deposits and other borrowings, and pledged or sold under agreements to repurchase. Pledged securities represented 78.4% of total securities at December 31, 2005, compared to 79.1% of total securities at December 31, 2004.

The Company's liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, negotiable certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At December 31, 2005, the unused borrowing capacity on established lines with the FHLB was $396.6 million. As members of the FHLB, the Company's subsidiary banks can use unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At December 31, 2005, total unencumbered residential real estate assets were $285.5 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

Short-term investments, consisting of securities with maturities of one year or less, totaled $40.5 million at year-end 2005 and $33.8 million at year-end 2004.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly interest payments and principal reductions. Total mortgage-backed securities, at fair value, were $315.5 million at December 31, 2005 compared with $301.9 million at December 31, 2004. Using current prepayment assumptions, cash flow from the investment portfolio is estimated to be approximately $120.6 million in 2006. Investments in residential mortgage loans, consumer loans, and leases totaled approximately $587.4 million at December 31, 2005. Aggregate amortization from monthly payments on these loan assets provides significant additional cash flow to the Company. Table 8-Loan Maturity details total scheduled maturities of selected loan categories.

Table 8 - Loan Maturity

Remaining maturity of selected loans                          At December 31, 2005
(in thousands)                                Total       Within 1 year     1-5 years     After 5 years
-------------------------------------------------------------------------------------------------------
Commercial real estate                    $     346,760   $       4,544   $      10,022   $     332,194
Real estate construction                         30,179          11,297           1,791          17,091
Commercial                                      306,330         106,060          83,201         117,069
-------------------------------------------------------------------------------------------------------
Total                                     $     683,269   $     121,901   $      95,014   $     466,354
=======================================================================================================

  Loan balances are shown net of unearned income and deferred costs and fees

Of the loan amounts shown above in Table 8-Loan Maturity maturing over one year, $136.4 million have fixed rates and $425.0 million have adjustable rates.


OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business the Company is party to certain financial instruments, which in accordance with accounting principles generally accepted in the United States, are not included in its Consolidated Statements of Condition. These transactions include commitments under stand-by letters of credit, unused portions of lines of credit, and commitments to fund new loans and are undertaken to accommodate the financing needs of the Company's customers. Loan commitments are agreements by the Company to lend monies at a future date. These loan and letter of credit commitments are subject to the same credit policies and reviews as the Company's loans. Because most of these loan commitments expire within one year from the date of issue, the total amount of these loan commitments as of December 31, 2005, are not necessarily indicative of future cash requirements. Further information on these commitments and contingent liabilities is provided in "Note 14 Commitments and Contingent Liabilities" in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.


CONTRACTUAL OBLIGATIONS

The Company leases land, buildings, and equipment under operating lease arrangements extending to the year 2090. Most leases include options to renew for periods ranging from 5 to 20 years. In addition, the Company has a software contract for its core banking application through August 1, 2009, along with contracts for more specialized software programs through May 15, 2008. Further information on the Company's lease arrangements is provided in "Note 7 Bank Premises and Equipment" in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report. The Company's contractual obligations as of December 31, 2005, are shown in Table 9-Contractual Obligations and Commitments below.


Table 9 - Contractual Obligations and Commitments

                    Contractual Cash Obligations                                  Payments Due By Period
(in thousands)                                                              Within                                 Over 5
As of December 31, 2005                                         Total       1 year      1-3 years    3-5 years     years
---------------------------------------------------------------------------------------------------------------------------
Long-term debt                                               $  174,641   $   23,669   $   44,070   $   34,755   $   72,147
Operating leases                                                  5,308          675          911          278        3,444
Software contracts                                                2,904          951        1,638          315           --
---------------------------------------------------------------------------------------------------------------------------
Total contractual cash obligations                           $  182,853   $   25,295   $   46,619   $   35,348   $   75,591
===========================================================================================================================

RECENT ACCOUNTING STANDARDS

Statements of Financial Accounting Standards

In December 2004, The FASB issued SFAS No. 123R, "Share-Based Payment." This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB No. 25 and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The grant-date fair value of employee stock options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). For equity awards that are modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. In the future, the notes to consolidated financial statements will include information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements. On April 14, 2005, the FASB amended the date for compliance with SFAS No. 123R to the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. SFAS No. 123R is therefore effective for the Company beginning January 1, 2006. The Company will apply the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock upon adoption of SFAS 123R. The Company will use the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis over the requisite service period.

SEC Staff Accounting Bulletin

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

Table 10-Interest Rate Risk Analysis below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of December 31, 2005. The analysis reflects sensitivity to rising rates in all repricing intervals shown. This analysis suggests that the Company's net interest income is more vulnerable to a rising rate environment than it is to sustained low interest rates.

Table 10 - Interest Rate Risk Analysis

Condensed Static Gap - December 31, 2005                                        Repricing Interval

                                                                                                                  Cumulative
(dollar amounts in thousands)                            Total    0-3 months      3-6 months     6-12 months       12 months
----------------------------------------------------------------------------------------------------------------------------
Interest-earning assets*                           $ 1,944,124   $   452,518     $    83,065     $   171,263     $   706,846
Interest-bearing liabilities                         1,539,452       611,027         113,178         283,617       1,007,822
----------------------------------------------------------------------------------------------------------------------------
Net gap position                                                    (158,509)        (30,113)       (112,354)       (300,976)
----------------------------------------------------------------------------------------------------------------------------
Net gap position as a percentage of total assets                       (7.52%)         (1.43%)         (5.33%)        (14.28%)
============================================================================================================================

* Balances of available-for-sale securities are shown at amortized cost.

The Company's board of directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 200 basis point change in rates. Based upon the simulation analysis performed as of December 31, 2005, a 200 basis point upward shift in interest rates over a one-year time frame would result in a one-year decline in net interest income of approximately 3.14%, assuming no balance sheet growth and no management action to address balance sheet mismatches. The same simulation indicates that a 200 basis point decline in interest rates over a one-year period would result in a decrease in net interest income of 2.37%. The negative exposure in a rising rate environment is mainly driven by the repricing assumptions of the Company's core deposit base and the lag in the repricing of the Company's adjustable rate assets. Longer-term, the impact of a rising rate environment is positive as the asset base continues to reset at higher levels, while the repricing of the rate sensitive liabilities moderates. The negative exposure in the 200 basis point decline scenario results from the Company's assets repricing downward more rapidly than the rates on the Company's interest-bearing liabilities, mainly deposits, as deposit rates are at low levels given the historically low interest rate environment experienced in recent years. The aforementioned percentage changes in net interest income are from our base case scenario. In our most recent simulation, the base case scenario, which assumes interest rates remain unchanged from the date of the simulation, showed a relatively flat net interest margin during 2006 in the present interest rate environment.

Although the simulation model is useful in identifying potential exposure to interest rate movements, actual results may differ from those modeled as the repricing, maturity, and prepayment characteristics of financial instruments may change to a different degree than modeled. In addition, the model does not reflect actions that management may employ to manage its interest rate risk exposure. The Company's current liquidity profile, capital position, and growth prospects, offer a level of flexibility for management to take actions that could offset some of the negative effects of unfavorable movements in interest rates. Management believes the current exposure to changes in interest rates is not significant in relation to the earnings and capital strength of the Company

Additional information regarding market risk of the Company's financial instruments at December 31, 2005 is provided in Table 11-Repricing Intervals of Selected Financial Instruments below.

Table 11 - Repricing Intervals of Selected Financial Instruments

(dollar amounts in thousands)                                                                 Greater
                                        0-1 year     1-2 years     2-3 years     3-5 years  than 5 years       Total     Fair Value
------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
Available-for-sale securities        $   101,990   $    86,151   $   118,447   $   174,545   $   105,623   $   586,756   $   576,242
       Average interest rate*               4.65%         4.28%         4.08%         4.23%         4.64%         4.36%
Held-to-maturity securities               34,272         7,640         5,286        12,822        22,638        82,658        82,768
       Average interest rate*               3.13%         3.24%         3.39%         3.62%         3.95%         3.46%
Loans/leases                             528,312       164,545       164,467       209,632       190,716     1,257,672     1,251,187
       Average interest rate*               7.07%         6.12%         5.99%         6.34%         6.26%         6.56%

FINANCIAL LIABILITIES:
Time deposits                        $   550,807   $    65,035   $    11,805   $     6,960   $         0   $   634,607   $   630,102
       Average interest rate                3.37%         3.85%         3.59%         3.76%         0.00%         3.43%
Federal funds sold and securities
  sold under agreements to
  repurchase                              85,651        10,000        20,000        17,000        20,000       152,651       152,717
       Average interest rate                3.48%         3.78%         2.92%         3.58%         3.62%         3.45%
Other borrowings                          25,479         5,054           146           994        32,000        63,673        62,981
       Average interest rate                3.75%         4.41%         6.53%         5.33%         4.79%         4.36%
====================================================================================================================================

 * Interest rate on tax-exempt obligations is shown before tax-equivalent adjustments.

                      [This Page Intentionally Left Blank]

Item 8.  Financial Statements and Supplementary Data

Financial Statements and Supplementary Data consist of the financial statements as indexed and presented below and the Unaudited Quarterly Financial Data presented in Part II, Item 8. of this Report

Index to Financial Statements

Management's Statement of Responsibility                                      36
Report of KPMG LLP, Independent Registered Public Accounting Firm             37
Report of Independent Registered Public Accounting Firm                       38
Consolidated Statements of Condition - December 31, 2005 and 2004             39
Consolidated Statements of Income - Years ended December 31, 2005, 2004
    and 2003                                                                  40
Consolidated Statements of Cash Flows - Years ended December 31, 2005,
    2004 and 2003                                                             41
Consolidated Statements of Changes in Shareholders' Equity - Years ended
    December 31, 2005, 2004 and 2003                                          42
Notes to Consolidated Financial Statements                                    43

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



                                                           Date:  March 10, 2006



/s/ JAMES J. BYRNES                     /s/ FRANCIS M. FETSKO



James J. Byrnes                         Francis M. Fetsko
Chief Executive Officer                 Chief Financial Officer

Report of KPMG LLP,
Independent Registered Public Accounting Firm


Board of Directors and Shareholders, Tompkins Trustco, Inc.


We have audited the accompanying consolidated statements of condition of Tompkins Trustco, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tompkins Trustco, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with United States generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tompkins Trustco, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO), and our report dated March 14, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


/s/ KPMG LLP


March 14, 2006

Syracuse, New York

Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
Tompkins Trustco, Inc:


We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Tompkins Trustco, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Tompkins Trustco, Inc maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Tompkins Trustco, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 14, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Syracuse, New York

March 14, 2006

Consolidated Statements of Condition

                                                                                                            As of December 31
(in thousands except share and per share data)                                                             2005           2004
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and noninterest bearing balances due from banks                                                   $    62,436    $    39,911
Interest bearing balances due from banks                                                                       861          1,021
Federal funds sold                                                                                           2,500              0
Available-for-sale securities, at fair value                                                               576,242        591,071
Held-to-maturity securities, fair value of $82,768 at December 31, 2005,
      and $70,526 at December 31, 2004                                                                      82,658         69,252
Loans and leases, net of unearned income and deferred costs and fees                                     1,271,349      1,172,148
Less:  Reserve for loan/lease losses                                                                        13,677         12,549
---------------------------------------------------------------------------------------------------------------------------------
                                                                             Net Loans/Leases            1,257,672      1,159,599

Bank premises and equipment, net                                                                            36,938         33,118
Corporate owned life insurance                                                                              27,169         23,940
Goodwill                                                                                                    12,286         12,280
Other intangible assets                                                                                      2,160          2,782
Accrued interest and other assets                                                                           45,948         37,321
---------------------------------------------------------------------------------------------------------------------------------
                                                                                 Total Assets          $ 2,106,870    $ 1,970,295
---------------------------------------------------------------------------------------------------------------------------------

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES,
     AND SHAREHOLDERS' EQUITY
Deposits:
  Interest bearing:
      Checking, savings, and money market                                                              $   688,521    $   784,850
      Time                                                                                                 634,607        455,942
  Noninterest bearing                                                                                      359,882        320,081
---------------------------------------------------------------------------------------------------------------------------------
                                                                               Total Deposits            1,683,010      1,560,873

Securities sold under agreements to repurchase                                                             152,651        153,715
Other borrowings                                                                                            63,673         63,303
Other liabilities                                                                                           24,863         19,937
---------------------------------------------------------------------------------------------------------------------------------
                                                                            Total Liabilities            1,924,197      1,797,828
---------------------------------------------------------------------------------------------------------------------------------

Minority interest in consolidated subsidiaries                                                               1,452          1,465

Shareholders' equity:
  Common stock - par value $0.10 per share:  Authorized 15,000,000 shares;
       Issued 8,999,587 shares at December 31, 2005, and 8,980,049 shares at December 31, 2004                 900            816
  Surplus                                                                                                  118,663         75,837
  Undivided profits                                                                                         69,228         94,522
  Accumulated other comprehensive (loss) income                                                             (6,308)           871
  Treasury stock at cost: 53,483 shares at December 31, 2005, and 48,719 shares at
        December 31, 2004                                                                                   (1,262)        (1,044)
---------------------------------------------------------------------------------------------------------------------------------
                                                                   Total Shareholders' Equity          $   181,221    $   171,002
---------------------------------------------------------------------------------------------------------------------------------
                           Total Liabilities, Minority Interest in Consolidated Subsidiaries,
                                                                     and Shareholders' Equity          $ 2,106,870    $ 1,970,295
=================================================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Income

                                                                                               Year ended December 31
(in thousands except per share data)                                                      2005          2004         2003
----------------------------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
Loans                                                                                  $   80,617    $   68,935   $   67,830
Interest on balances due from banks                                                            89            93           27
Federal funds sold                                                                             24            25           16
Available-for-sale securities                                                              23,491        23,720       21,557
Held-to-maturity securities                                                                 2,486         1,900        1,565
----------------------------------------------------------------------------------------------------------------------------
                                           Total Interest and Dividend Income             106,707        94,673       90,995
----------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits:
    Time certificates of deposit of $100,000 or more                                        6,973         2,890        2,782
    Other deposits                                                                         16,690        12,334       13,361
Federal funds purchased and securities sold under agreements to repurchase                  4,852         4,390        3,285
Other borrowings                                                                            3,171         3,713        4,065
----------------------------------------------------------------------------------------------------------------------------
                                                       Total Interest Expense              31,686        23,327       23,493
----------------------------------------------------------------------------------------------------------------------------
                                                          Net Interest Income              75,021        71,346       67,502
                                         Less Provision for Loan/Lease Losses               2,659         2,860        2,497
----------------------------------------------------------------------------------------------------------------------------
                    Net Interest Income After Provision for Loan/Lease Losses              72,362        68,486       65,005
----------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Service charges on deposit accounts                                                         8,256         7,987        7,220
Insurance commissions and fees                                                              7,479         6,374        5,265
Trust and investment services income                                                        5,289         5,212        4,325
Gain on sale of merchant card business                                                      2,971             0            0
Card services income                                                                        2,645         2,471        2,273
Other service charges                                                                       2,961         3,202        3,043
Increase in cash surrender value of corporate owned life insurance                          1,097         1,195        1,012
Gains on sale of loans                                                                        238           240          970
Other operating income                                                                      1,373         1,204        1,104
Net realized (losses) gains on sale of available-for-sale securities                       (1,526)           98           43
----------------------------------------------------------------------------------------------------------------------------
                                                     Total Noninterest Income              30,783        27,983       25,255
----------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES
Salaries and wages                                                                         28,306        26,866       24,061
Pension and other employee benefits                                                         7,836         7,115        6,891
Net occupancy expense of bank premises                                                      4,086         3,700        3,413
Net furniture and fixture expense                                                           3,628         3,445        3,260
Marketing expense                                                                           2,205         1,899        1,944
Professional fees                                                                           1,480         1,664          869
Software licensing and maintenance                                                          1,776         1,451        1,179
Cardholder expense                                                                          1,350         1,296        1,344
Amortization of intangible assets                                                             593           653          746
Other operating expenses                                                                   10,862        10,139       10,150
----------------------------------------------------------------------------------------------------------------------------
                                                   Total Noninterest Expenses              62,122        58,228       53,857
----------------------------------------------------------------------------------------------------------------------------
                                Income Before Income Tax Expense and Minority
                                        Interest in Consolidated Subsidiaries              41,023        38,241       36,403
Minority interest in consolidated subsidiaries                                                131           133          134
                                                           Income Tax Expense              13,207        12,493       12,064
----------------------------------------------------------------------------------------------------------------------------
                                                                   Net Income          $   27,685    $   25,615   $   24,205
----------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                               $     3.09    $     2.86   $     2.71
Diluted earnings per share                                                             $     3.05    $     2.81   $     2.66
============================================================================================================================

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows                                                         Year ended December 31
(in thousands)                                                                           2005          2004          2003
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                            $   27,685    $   25,615    $   24,205
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan/lease losses                                                          2,659         2,860         2,497
  Depreciation and amortization premises, equipment, and software                          3,824         3,598         3,260
  Amortization of intangible assets                                                          593           653           746
  Earnings from corporate owned life insurance, net                                       (1,097)       (1,195)       (1,012)
  Net amortization on securities                                                           1,778         2,211         3,869
  Deferred income tax (benefit) expense                                                   (2,222)          160           188
  Net loss (gain) on sale of securities                                                    1,526           (98)          (43)
  Net gain on sale of loans                                                                 (238)         (240)         (970)
  Proceeds from sale of loans                                                             16,770        14,931        53,555
  Loans originated for sale                                                              (16,445)      (14,719)      (47,816)
  Net (gain) loss on sale of bank premises and equipment                                    (234)          (38)           32
  Tax benefit of stock option exercises                                                      239           112           167
  Increase in interest receivable                                                         (1,436)          (61)         (150)
  Increase (decrease) in interest payable                                                    962            74          (140)
  Other, net                                                                               3,823         2,004        (3,783)
----------------------------------------------------------------------------------------------------------------------------
                                          Net Cash Provided by Operating Activities       38,187        35,867        34,605
----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from maturities of available-for-sale securities                               87,695       221,582       288,758
  Proceeds from sales of available-for-sale securities                                   117,872        53,494       120,703
  Proceeds from maturities of held-to-maturity securities                                 26,393        16,645        11,040
  Purchases of available-for-sale securities                                            (205,882)     (279,575)     (479,832)
  Purchases of held-to-maturity securities                                               (39,924)      (36,492)      (21,927)
  Net increase in loans/leases                                                          (100,819)     (104,976)     (120,742)
  Proceeds from sales of bank premises and equipment                                         381            80            40
  Purchase of bank premises and equipment                                                 (7,195)       (7,799)       (4,342)
  Purchase of corporate owned life insurance                                              (2,077)            0             0
  Purchase of new market tax credit                                                            0        (2,200)            0
  Net cash used in acquisitions                                                                0          (484)         (274)
  Other, net                                                                                (620)         (749)            0
----------------------------------------------------------------------------------------------------------------------------
                                              Net Cash Used in Investing Activities     (124,176)     (140,474)     (206,576)
----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net (decrease) increase in demand deposits, money market accounts, and savings
     Accounts                                                                            (56,528)       74,981        69,268
  Net increase in time deposits                                                          178,665        74,767         1,572
  Net (decrease) increase in securities sold under agreements to repurchase and
     Federal funds purchased                                                              (1,064)      (34,193)      110,065
  Increase in other borrowings                                                            78,577        16,628        85,500
  Repayment of other borrowings                                                          (78,207)      (40,436)      (80,398)
  Repayment of corporate owned life insurance loans                                            0             0          (449)
  Cash dividends                                                                         (10,504)       (9,769)       (9,093)
  Cash paid in lieu of fractional shares - 10% stock dividend                                (13)            0           (13)
  Repurchase of common stock                                                                (897)       (2,976)       (3,712)
  Net proceeds from exercise of stock options                                                825           781           689
----------------------------------------------------------------------------------------------------------------------------
                                          Net Cash Provided by Financing Activities      110,854        79,783       173,429
----------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and cash equivalents                                    24,865       (24,824)        1,458
----------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at beginning of year                                          40,932        65,756        64,298
----------------------------------------------------------------------------------------------------------------------------
                                           Cash and Cash Equivalents at End of Year   $   65,797    $   40,932    $   65,756
============================================================================================================================

SUPPLEMENTAL INFORMATION:
  Cash paid during the year for:
      Interest                                                                        $   30,724    $   23,253    $   23,633
      Income taxes                                                                    $   14,483    $   10,948    $   11,884
  Non-cash investing and financing activities:
      Fair value of non-cash assets acquired in purchase acquisition                  $        0    $       45    $       94
      Fair value of liabilities assumed in purchase acquisitions                      $        0    $       17    $       86
      Fair value of shares issued for acquisitions                                    $        0    $      413    $      712
      Securitization of loans                                                         $        0    $        0    $   39,663

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Accumulated
                                                                                             Other
                                                Common                      Undivided    Comprehensive    Treasury
(in thousands except share and per share data)  Stock         Surplus        Profits     Income (Loss)      Stock          Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2002               $        747   $     45,997   $     96,722   $      7,597   $       (466)  $    150,597
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net income                                                                 24,205                                       24,205
     Other comprehensive loss                                                                  (4,582)                       (4,582)
                                                                                                                       ------------
               Total Comprehensive Income                                                                                    19,623
                                                                                                                       ------------

Cash dividends ($1.01 per share)                                                (9,093)                                      (9,093)
Exercise of stock options, and related tax
   benefit (57,308 shares, net)                        5            851                                                         856
Common stock repurchased and returned to
   unissued status (105,379 shares)                   (9)        (3,703)                                                     (3,712)
Effect of 10% stock dividend                          74         33,071        (33,145)                                           0
Cash paid in lieu of fractional shares
   (327 shares)                                                                    (13)                                         (13)
Shares issued for purchase acquisition
   (19,800 shares)                                     2            710                                                         712
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2003               $        819   $     76,926   $     78,676   $      3,015   $       (466)  $    158,970
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net income                                                                 25,615                                       25,615
     Other comprehensive loss                                                                  (2,144)                       (2,144)
                                                                                                                       ------------
               Total Comprehensive Income                                                                                    23,471
                                                                                                                       ------------

Cash dividends ($1.09 per share)                                                (9,769)                                      (9,769)
Exercise of stock options and related tax
   benefit (38,158 shares, net)                        3            890                                                         893
Common stock repurchased and returned to
   unissued status (72,540 shares)                    (7)        (2,969)                                                     (2,976)
Shares issued for purchase acquisition
   (10,034 shares)                                     1            412                                                         413
Directors deferred compensation plan
   (19,039 shares)                                                  578                                         (578)             0
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2004               $        816   $     75,837   $     94,522   $        871   $     (1,044)  $    171,002
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net income                                                                 27,685                                       27,685
     Other comprehensive loss                                                                  (7,179)                       (7,179)
                                                                                                                       ------------
               Total Comprehensive Income                                                                                    20,506
                                                                                                                       ------------

Cash dividends ($1.17 per share)                                               (10,504)                                     (10,504)
Exercise of stock options and related tax
   benefit (41,802 shares, net)                        4          1,060                                                       1,064
Common stock repurchased and returned to
   unissued status (21,984 shares)                    (2)          (895)                                                       (897)
Effect of 10% stock dividend                          82         42,380        (42,462)                                           0
Acceleration of unvested stock options
   (201,188 shares)                                                  63                                                          63
Cash paid in lieu of fractional shares
   (279 shares)                                                                    (13)                                         (13)
Directors deferred compensation plan
   (4,764 shares)                                                   218                                         (218)             0
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2005               $        900   $    118,663   $     69,228   $     (6,308)  $     (1,262)  $    181,221
===================================================================================================================================

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

SECURITIES: Management determines the appropriate classification of debt and equity securities at the time of purchase. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value with the unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of accumulated comprehensive income or loss, in shareholders' equity. Securities with limited marketability or restricted equity securities, such as, Federal Home Loan Bank stock and Federal Reserve Bank stock, are carried at cost.

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

Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated market value. Fair value is determined on the basis of the rates quoted in the secondary market. Net unrealized losses attributable to changes in market interest rates are recognized through a valuation allowance by charges to income. Loans are generally sold on a non-recourse basis. The Company may use commitments at the time loans are originated or identified for sale to mitigate interest rate risk. The commitments to sell loans are considered derivatives under SFAS No. 133. The impact of the estimated fair value adjustment was not significant to the consolidated financial statements.

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

The Company has developed a methodology to measure the amount of estimated loan loss exposure inherent in the loan portfolio to ensure that an adequate reserve is maintained. The methodology includes an estimate of exposure for the following: specifically reviewed and graded loans, historical loss experience by product type, past due and nonperforming loans, and other internal and external factors such as local and regional economic conditions, growth trends, and credit policy and underwriting standards. The methodology includes a review of loans considered impaired in accordance with the Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", as well as other commercial loans and commercial mortgage loans that are evaluated using an internal rating system. An estimated exposure amount is assigned to these internally reviewed credits based upon a review of the borrower's financial condition, payment history, collateral adequacy, and business conditions. For commercial loans and commercial mortgage loans not specifically reviewed, and for homogenous loan portfolios such as residential mortgage loans and consumer loans, estimated exposure amounts are assigned based upon historical loss experience as well as past due status. Lastly, additional reserves are maintained based upon management judgment and assessment of other quantitative and qualitative factors such as regional and local economic conditions, portfolio growth trends, new lending products, and new market areas.

Since the methodology is based upon historical experience and trends as well as management's judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, and declines in local property values. In addition, various Federal and State regulatory agencies, as part of their examination process, review the Company's reserve and may require the Company to recognize additions to the reserve based on their judgments about information available to them at the time of their examination which may not be currently available to management.

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

BANK PREMISES AND EQUIPMENT: Land is carried at cost. Bank premises and equipment are stated at cost, less allowances for depreciation. The provision for depreciation for financial reporting purposes is computed generally by the straight-line method at rates sufficient to write-off the cost of such assets over their estimated useful lives. Bank premises are amortized over a period of 10-39 years, and furniture, fixtures, and equipment are amortized over a period of 2-20 years. Maintenance and repairs are charged to expense as incurred. Gains or losses on disposition are reflected in earnings.

INCOME TAXES: Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes are reviewed quarterly and reduced by a valuation allowance if, based upon the information available, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

(in thousands except per share data)                                                           2005         2004         2003
-------------------------------------------------------------------------------------------------------------------------------
Net income:
    As reported                                                                            $   27,685   $   25,615   $   24,205
    Add:  Stock-based compensation expense included in reported net income, net of
       related tax effects                                                                         63            0            0
    Deduct: Total stock-based employee compensation expense determined under
       fair value based method for all awards, net of related tax effects                       1,976          757          533
-------------------------------------------------------------------------------------------------------------------------------
    Pro forma                                                                                  25,772       24,858       23,672
-------------------------------------------------------------------------------------------------------------------------------

Basic earnings per share:
    As reported                                                                            $     3.09   $     2.86   $     2.71
    Pro forma                                                                                    2.88         2.78         2.65
-------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share
    As reported                                                                            $     3.05   $     2.81   $     2.66
    Pro forma                                                                                    2.83         2.73         2.60
===============================================================================================================================

The per share weighted average fair value of stock options granted during 2005, 2004, and 2003, was $11.11, $13.63 and $15.89, respectively. Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on February 15, 2005, and a 10% stock dividend paid on August 15, 2003. Fair values are estimated at the grant date of the option using the Black Scholes option-pricing model with the following assumptions:

                                               2005          2004          2003
-------------------------------------------------------------------------------
Risk-free interest rate                        4.20%         3.82%         3.68%
Expected dividend yield                        2.60%         2.70%         2.80%
Volatility                                    30.00%        39.76%        44.58%
Expected life (years)                          5.00          5.00          7.00
-------------------------------------------------------------------------------

In December 2005, the Compensation Committee of the Board of Directors of Tompkins approved the accelerated vesting of all currently outstanding unvested stock options, except for those options issued to executive officers of Tompkins. The affected options were previously awarded to officers and employees under the Company's 2001 Stock Option Plan. There is no change to the Company's compensation philosophy and all other terms and conditions applicable to such options, including the exercise prices and exercise periods, remain changed. No options held by executive vice presidents or chief executive officers are affected by the vesting acceleration. The acceleration of the unvested options contributed to the increase in total stock-based compensation expense, net of tax effects, determined under the fair value method shown above from $757,000 in 2004 to $1.9 million in 2005. As a result, the acceleration lowered compensation expense related to stock options by approximately $1.2 million, net of taxes, which would have been recognized in its financial statements over future years. As a result of the acceleration, the Company also recognized $63,000 of compensation expense in 2005 earnings. The Company expects to recognize additional pre-tax compensation expense of approximately $417,000 in 2006 as a result of the adoption of SFAS No. 123R. Compensation costs may differ from these estimates due to future award grants, modifications or cancellations.

Statements of Financial Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB No. 25 and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The grant-date fair value of employee stock options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). For equity awards that are modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. In the future, the notes to consolidated financial statements will include information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements. On April 14, 2005, the FASB amended the date for compliance with SFAS No. 123R to the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. SFAS No. 123R is therefore effective for the Company beginning January 1, 2006. The Company will apply the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock upon adoption of SFAS 123R. The Company will use the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis over the requisite service period.

SEC Staff Accounting Bulletin

On November 3, 2005, the FASB issued Staff Position (FSP) No. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally Statement of Financial Accounting Standards No. 115 and SEC Staff Accounting Bulletin 59). Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security's cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect that the application of the FSP will have a material impact on its financial condition, results of operations or financial statement disclosures.

In May 2004, the FASB issued Staff Position (FSP) No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which supersedes FSP FAS 106-1 of the same title. The FSP clarifies the accounting for the benefits attributable to new government subsidies for companies that provide prescription drug benefits to retirees. The new accounting requirements became effective at the beginning of the third calendar quarter of 2004. In accordance with FSP FAS 106-1, the Company elected to defer accounting for the economic effects of the new Medicare Act, pending specific authoritative guidance on the accounting for the federal subsidy. The Company has reviewed the requirements of the Medicare Act relative to its post-retirement plan and has determined that the effects will not be material to the Company's financial condition or results of operation.

Effective October 1, 2005, the Company amended its benefit plan related to post-retirement medical coverage. The change includes a modification of the benefits available for active employees below the age of 55, and employee above the age of 55, with less than ten years service. The modification includes the establishment of HRA accounts for the affected employees, which in effect, caps the Company's liability. Employees hired after December 31, 2004 do not participate in the Company's post-retirement benefit plan. Refer to Note 11 "Employee Benefit Plans" for additional details.

Note 2 Securities

The following summarizes securities held by the Company:

                                                                          Available-for-Sale Securities
---------------------------------------------------------------------------------------------------------------------
                                                                              Gross          Gross
                                                              Amortized     Unrealized     Unrealized        Fair
December 31, 2005 (in thousands)                                 Cost         Gains          Losses          Value
---------------------------------------------------------------------------------------------------------------------
Obligations of U.S. Government sponsored agencies           $    205,723   $         25   $      5,114   $    200,634
Obligations of states and political subdivisions                  46,821            642            421         47,042
Mortgage-backed securities                                       321,168            645          6,291        315,522
U.S. corporate securities                                          2,500              0              0          2,500
---------------------------------------------------------------------------------------------------------------------
Total debt securities                                            576,212          1,312         11,826        565,698
Equity securities                                                 10,544              0              0         10,544
---------------------------------------------------------------------------------------------------------------------
Total available-for-sale securities                         $    586,756   $      1,312   $     11,826   $    576,242
=====================================================================================================================

Available-for-sale securities include $10,323,000 in nonmarketable equity securities, which are carried at cost since fair values are not readily determinable. This figure includes $8,798,000 of Federal Home Loan Bank (FHLB) stock and $721,000 of Federal Reserve Bank (FRB) stock, which are required to be held for regulatory purposes and for borrowings availability. The required investment in FHLB stock is tied to the Company's borrowing levels with the FHLB. Substantially all of the above mortgage-backed securities are direct pass through securities or collateralized mortgage obligations issued or backed by Federal agencies.


                                                                          Held-to-Maturity Securities
---------------------------------------------------------------------------------------------------------------------
                                                                              Gross          Gross
                                                              Amortized     Unrealized     Unrealized        Fair
December 31, 2005 (in thousands)                                 Cost         Gains          Losses          Value
---------------------------------------------------------------------------------------------------------------------
Obligations of states and political subdivisions            $     82,658   $        773   $        663   $     82,768
---------------------------------------------------------------------------------------------------------------------
Total held-to-maturity debt securities                      $     82,658   $        773   $        663   $     82,768
=====================================================================================================================


                                                                          Available-for-Sale Securities
---------------------------------------------------------------------------------------------------------------------
                                                                              Gross          Gross
                                                              Amortized     Unrealized     Unrealized        Fair
December 31, 2004 (in thousands)                                 Cost         Gains          Losses          Value
---------------------------------------------------------------------------------------------------------------------
Obligations of U.S. Government sponsored agencies           $    231,201   $        614   $      1,933   $    229,882
Obligations of states and political subdivisions                  43,024          1,396             86         44,334
Mortgage-backed securities                                       300,359          2,853          1,343        301,869
U.S. corporate securities                                          3,000              0             50          2,950
---------------------------------------------------------------------------------------------------------------------
Total debt securities                                            577,584          4,863          3,412        579,035
Equity securities                                                 12,036              0              0         12,036
---------------------------------------------------------------------------------------------------------------------
Total available-for-sale securities                         $    589,620   $      4,863   $      3,412   $    591,071
=====================================================================================================================

Available-for-sale securities include $11,815,000 in nonmarketable equity securities, which are carried at cost since fair values are not readily determinable. This figure includes $10,291,000 of Federal Home Loan Bank stock and $720,000 of Federal Reserve Bank stock, which are required to be held for regulatory purposes and for borrowings availability. The required investment in FHLB stock is tied to the Company's borrowing levels with the FHLB. Substantially all of the above mortgage-backed securities are direct pass through securities or collateralized mortgage obligations issued or backed by Federal agencies.

                                                                         Held-to-Maturity Securities
---------------------------------------------------------------------------------------------------------------------
                                                                              Gross          Gross
                                                             Amortized      Unrealized     Unrealized        Fair
December 31, 2004 (in thousands)                                Cost          Gains          Losses          Value
---------------------------------------------------------------------------------------------------------------------
Obligations of states and political subdivisions            $     69,252   $      1,498   $        224   $     70,526
---------------------------------------------------------------------------------------------------------------------
Total held-to-maturity debt securities                      $     69,252   $      1,498   $        224   $     70,526
=====================================================================================================================

The amortized cost and fair value of debt securities by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             Amortized         Fair
December 31, 2005 (in thousands)                                Cost           Value
---------------------------------------------------------------------------------------
Available-for-sale securities:
    Due in one year or less                                 $      5,377   $      5,387
    Due after one year through five years                        193,680        189,297
    Due after five years through ten years                        47,029         46,647
    Due after ten years                                            8,958          8,845
---------------------------------------------------------------------------------------
Total                                                            255,044        250,176
---------------------------------------------------------------------------------------
    Mortgage-backed securities                                   321,168        315,522
    Equity securities                                             10,544         10,544
---------------------------------------------------------------------------------------
Total available-for-sale securities                         $    586,756   $    576,242
=======================================================================================


                                                             Amortized         Fair
December 31, 2005 (in thousands)                                Cost           Value
---------------------------------------------------------------------------------------
Held-to-maturity securities:
    Due in one year or less                                 $     35,148   $     35,060
    Due after one year through five years                         21,869         21,773
    Due after five years through ten years                        21,213         21,369
    Due after ten years                                            4,428          4,566
---------------------------------------------------------------------------------------
Total held-to-maturity debt securities                      $     82,658   $     82,768
=======================================================================================

Realized gains on available-for-sale securities were $39,000 in 2005, $257,000 in 2004, and $896,000 in 2003; realized losses on available-for-sale securities were $1,565,000 in 2005, $159,000 in 2004, and $853,000 in 2003.

The following table summarizes securities that had unrealized losses at December
31, 2005:

------------------------------------------------------------------------------------------------------------------------------------
                                                       Less than 12 Months        12 Months or Longer              Total
------------------------------------------------------------------------------------------------------------------------------------
                                                      Fair       Unrealized       Fair      Unrealized       Fair       Unrealized
(in thousands)                                        Value        Losses         Value       Losses         Value        Losses
------------------------------------------------------------------------------------------------------------------------------------
Obligations of U.S. Government sponsored agencies $     97,789  $      1,698  $     87,841  $      3,416  $    185,630  $      5,114
Obligations of states and political subdivisions        58,743           650        14,944           434        73,687         1,084
Mortgage-backed securities                             197,968         2,959        83,183         3,332       281,151         6,291
U.S corporate securities                                     0             0             0             0             0             0
------------------------------------------------------------------------------------------------------------------------------------
Total debt securities                                  354,500         5,307       185,968         7,182       540,468        12,489
Equity securities                                            0             0             0             0             0             0
------------------------------------------------------------------------------------------------------------------------------------
Total securities                                  $    354,500  $      5,307  $    185,968  $      7,182  $    540,468  $     12,489
====================================================================================================================================

The following table summarizes securities that had unrealized losses at December 31, 2004:

------------------------------------------------------------------------------------------------------------------------------------
                                                       Less than 12 Months         12 Months or Longer               Total
------------------------------------------------------------------------------------------------------------------------------------
                                                      Fair       Unrealized       Fair       Unrealized       Fair       Unrealized
(in thousands)                                        Value        Losses         Value        Losses         Value        Losses
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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2005 and December 31, 2004, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for similar investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2005, and December 31, 2004, management believes the impairments detailed in the tables above are temporary and no impairment loss has been realized in the Company's Consolidated Statements of Income.

The Company uses securities to pledge as collateral for public deposits and other borrowings, and sells securities under agreements to repurchase (see Note 9 Securities Sold Under Agreements to Repurchase and Federal Funds Purchased). Securities carried at $516.8 million and $522.1 million at December 31, 2005 and 2004, respectively, were either pledged or sold under agreements to repurchase.

Except for U.S. government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of shareholders' equity at December 31, 2005.

The Company has an equity investment in a small business investment company
(SBIC) established for the purpose of providing financing to small businesses in market areas served by the Company. As of December 31, 2005 and 2004, this investment totaled $3,407,000 and $3,404,000, respectively, and was included in other assets on the Company's Consolidated Statements of Condition. The investment is accounted for under the equity method of accounting.

Note 3 Comprehensive Income
Comprehensive income for the three years ended December 31 is summarized below:

(in thousands)                                                                               2005           2004           2003
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                              $     27,685   $     25,615   $     24,205
----------------------------------------------------------------------------------------------------------------------------------
  Net unrealized holding loss on available-for-sale securities during the year.  Pre-tax net unrealized holding loss was $(13,490) in 2005
       $(3,475) in 2004, $(7,593) in 2003                                                     (8,095)        (2,085)        (4,556)

Reclassification adjustment for net realized loss (gain) on the sale of available-for-sale securities (pre-tax net loss (gain) of $1,526 in 2005, $(98)
      in 2004, and $(43) in 2003)                                                                916            (59)           (26)
----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive loss                                                                      (7,179)        (2,144)        (4,582)
----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                              $     20,506   $     23,471   $     19,623
==================================================================================================================================

Note 4 Loan/Lease Classification Summary and Related Party Transactions

Loans/Leases at December 31 were as follows:

(in thousands)                                                                                 2005           2004
---------------------------------------------------------------------------------------------------------------------
Residential real estate                                                                    $   475,155    $   451,014
Commercial real estate                                                                         347,443        296,614
Real estate construction                                                                        30,309         27,163
Commercial                                                                                     306,410        277,082
Consumer and other                                                                             100,249        100,971
Leases                                                                                          14,864         23,121
---------------------------------------------------------------------------------------------------------------------
Total loans and leases                                                                       1,274,430      1,175,965
Less unearned income and net deferred costs and fees                                            (3,081)        (3,817)
---------------------------------------------------------------------------------------------------------------------
Total loans and leases, net of unearned income and deferred costs and fees                 $ 1,271,349    $ 1,172,148
=====================================================================================================================

As part of its asset/liability management strategy the Company may sell certain residential mortgage loans in the secondary market. During 2005, 2004, and 2003, the Company sold residential mortgage loans totaling $16,532,000, $14,691,000, and $52,585,000, respectively, and realized gains on these sales of $238,000, $240,000, and $970,000, respectively. When residential mortgage loans are sold or securitized, the Company typically retains all servicing rights, which provides the Company with a source of fee income. In connection with the sales in 2005, 2004, and 2003, the Company recorded mortgage-servicing assets of $98,000, $95,200, and $688,000, respectively.

Amortization of mortgage servicing assets amounted to $127,000 in 2005, $168,000 in 2004 and $343,000 in 2003. At December 31, 2005, the Company serviced mortgage loans aggregating $135,611,000, including loans securitized and held as available-for-sale, compared to $138,810,000 at December 31, 2004. Mortgage servicing rights totaled $949,000 and $978,000 at December 31, 2005 and 2004, respectively. Loans held for sale, which are included in residential real estate in the table above, totaled $180,000, and $267,000 at December 31, 2005 and 2004, respectively. No loans were securitized in 2005 or 2004.

As members of the FHLB, the Company's subsidiary banks may use unencumbered mortgage related assets to secure borrowings from the FHLB. At December 31, 2005, the Company had $63,430,000 in term advances from the FHLB that were secured by residential mortgage loans.

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

Directors and officers of the Company and its affiliated companies were customers of, and had other transactions with, the Company's banking subsidiaries in the ordinary course of business. Such loans and commitments were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risk of collectibility or present other unfavorable features.

Loan transactions with related parties are summarized as follows:

 (in thousands)                                        2005            2004
-------------------------------------------------------------------------------
Balance at beginning of year                       $      9,964    $      8,113
Former Directors/Executive Officers                          (8)           (399)
New loans and advancements                                3,034           4,726
Loan payments                                            (2,136)         (2,476)
-------------------------------------------------------------------------------
Balance at end of year                             $     10,854    $      9,964
===============================================================================

Note 5 Reserve for Loan/Lease Losses

Changes in the reserve for loan/lease losses are summarized as follows:

(in thousands)                                          2005            2004            2003
----------------------------------------------------------------------------------------------
Reserve at beginning of year                      $     12,549    $     11,685    $     11,704
Provisions charged to operations                         2,659           2,860           2,497
Recoveries on loans/leases                                 706             794             491
Loans/leases charged-off                                (2,237)         (2,790)         (3,007)
----------------------------------------------------------------------------------------------
Reserve at end of year                                  13,677    $     12,549    $     11,685
==============================================================================================

The Company's recorded investment in loans/leases that are considered impaired totaled $2,687,000 at December 31, 2005, and $5,131,000 at December 31, 2004.
The average recorded investment in impaired loans/leases was $3,582,000 in 2005, $4,274,000 in 2004, and $3,852,000 in 2003. The December 31, 2005, recorded investment in impaired loans/leases includes $1,660,000 of loans/leases that had related reserves of $345,000. The December 31, 2004, recorded investment in impaired loans/leases includes $4,971,000 of loans/leases that had related reserves of $810,000. The recorded investment in impaired loans/leases at December 31, 2003, included $2,496,000 of loans/leases, which had related reserves of $423,000. Interest income recognized on impaired loans/leases, all collected in cash, was $93,000 for 2005, $114,000 for 2004, and $106,000 for
2003.


The principal balances of nonperforming loans/leases, including impaired loans/leases, are detailed in the table below.

                                                                      December 31
(in thousands)                                                   2005           2004
----------------------------------------------------------------------------------------
Loans 90 days past due and accruing                          $         12   $         31
Nonaccrual loans                                                    4,072          7,392
Troubled debt restructurings not included above                        50            189
----------------------------------------------------------------------------------------
Nonperforming loans/leases                                   $      4,134   $      7,612
========================================================================================

The difference between the interest income that would have been recorded if these loans/lease had been paid in accordance with their original term and the interest income that recorded for the years ended December 31, 2005, 2004, and 2003 was not significant.


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

On February 1, 2003, Tompkins Insurance acquired the assets of the Powers Agency, Inc. in a cash transaction. The transaction resulted in an identifiable intangible asset of $57,000 and goodwill of $75,000. The identifiable intangible asset consists of a covenant-not-to-compete and is being amortized over 5 years.

On November 1, 2003, Tompkins Insurance acquired 100% of the stock of Youngs & Linfoot, Inc., an insurance agency in Geneseo, New York, in a stock and cash transaction. The transaction resulted in identifiable intangible assets of $243,000 consisting of customer lists and contracts of $150,000, and a covenant-not-to-compete of $93,000; and goodwill of $782,000. The covenant-not-to-compete and other identifiable intangibles are being amortized over 6 years.

On December 31, 2004, Tompkins Insurance acquired 100% of the stock of Banfield & Associates, Inc., an insurance agency in Ithaca, New York, in a stock and cash transaction. The transaction resulted in identifiable intangible assets of $212,409 consisting of customer lists and contracts of $140,409, and a covenant-not-to-compete of $72,000; and goodwill of $745,000. The covenant not to compete and other identifiable intangibles are being amortized over 6 years.

On January 6, 2006, the Company completed its acquisition of AM&M Financial Services, Inc. (AM&M), a fee-based financial planning firm headquartered in Pittsford, New York. Under the terms of the Agreement and Plan of Merger dated November 21, 2005 by and between the Company and AM&M, the Company acquired all of the issued and outstanding shares of AM&M stock for initial merger consideration of $2,375,000 in cash and 53,976 shares of Tompkins common stock. In addition to the merger consideration paid at closing, additional contingent amounts of up to $8.5 million (payable one-half in cash and one-half in Tompkins shares) may be paid over a period of four years from closing, depending on the operating results of AM&M. The merger resulted in initial intangible assets of approximately $4.5 million. These intangible assets are not included in the Company's balance sheet as of December 31, 2005.

At December 31, 2005, the Company had unamortized goodwill related to its various acquisitions totaling $12,286,000 compared with $12,280,000 at December 31, 2004. The increase reflects an adjustment of $6,000 of goodwill recorded as a result of Tompkins Insurance's acquisition of Banfield & Associates, Inc. Included in goodwill is approximately $170,000 of unidentified intangible assets related to various branch acquisitions, which prior to October 1, 2002, were accounted for under SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. With the adoption of SFAS No. 147, Acquisitions of Certain Financial Institutions, effective October 1, 2002, these intangible assets are no longer amortized.

At December 31, 2005, the Company had core deposit intangible assets related to various acquisitions of $916,000 compared to $1,398,000 at December 31, 2004. The amortization of these intangible assets amounted to $483,000 in 2005 and $585,000 in 2004.

At December 31, 2005, other intangible assets, consisting of mortgage servicing rights, customer lists and contracts, and covenants-not-to-compete, totaled $1,244,000.

The Company reviews its goodwill and intangible assets annually, or more frequently if conditions warrant, for impairment. Based on the Company's 2005 review, there was no impairment of its goodwill or intangible assets.

Information regarding the carrying amount and the amortization expense of the Company's acquired intangible assets are disclosed in the table below.


December 31, 2005  (in thousands)                             Gross Carrying  Accumulated    Net Carrying
                                                                  Amount      Amortization      Amount
---------------------------------------------------------------------------------------------------------
Amortized intangible assets:
    Core deposit intangible                                    $      5,459   $      4,543   $        916
    Other intangibles                                                 2,137            893          1,244
---------------------------------------------------------------------------------------------------------
Subtotal amortized intangible assets                                  7,596          5,436          2,160
Goodwill                                                             14,310          2,024         12,286
---------------------------------------------------------------------------------------------------------
Total intangible assets                                        $     21,906   $      7,460   $     14,446
---------------------------------------------------------------------------------------------------------

Aggregate amortization expense: *
     For the year to date period ended December 31, 2005       $        593
Estimated amortization expense: *
     For the year ended December 31, 2006                               477
     For the year ended December 31, 2007                               360
     For the year ended December 31, 2008                               234
     For the year ended December 31, 2009                               114
     For the year ended December 31, 2010                                26
=========================================================================================================

* Excludes the amortization of mortgage servicing rights as the amounts are not material. Amortization of mortgage servicing rights was $127,000, $168,000 and $343,000 in 2005, 2004 and 2003, respectively.


December 31, 2004  (in thousands)                   Gross Carrying  Accumulated    Net Carrying
                                                        Amount      Amortization      Amount
-----------------------------------------------------------------------------------------------
Amortized intangible assets:
    Core deposit intangible                          $      5,459   $      4,061   $      1,398
    Other intangibles                                       2,290            906          1,384
-----------------------------------------------------------------------------------------------
Subtotal amortized intangible assets                        7,749          4,967          2,782
Goodwill                                                   14,304          2,024         12,280
-----------------------------------------------------------------------------------------------
Total intangible assets                              $     22,053   $      6,991   $     15,062
-----------------------------------------------------------------------------------------------

The changes in the carrying amount of goodwill for the year ended December 31, 2005 are as follows:


(in thousands)                                                              Gross Carrying  Net Carrying
                                                                                Amount         Amount
--------------------------------------------------------------------------------------------------------
Balance as of January 1, 2005                                                $     14,304   $     12,280
Adjustment of goodwill acquired in acquisition of Banfield & Associates                 6              6
--------------------------------------------------------------------------------------------------------
Balance as of December 31, 2005                                              $     14,310   $     12,286
--------------------------------------------------------------------------------------------------------


Note 7 Bank Premises and Equipment

Bank premises and equipment at December 31 were as follows:

(in thousands)                                                       2005            2004
--------------------------------------------------------------------------------------------
Land                                                            $      6,803    $      5,340
Bank premises                                                         35,433          32,414
Furniture, fixtures, and equipment                                    27,475          25,857
Accumulated depreciation and amortization                            (32,773)        (30,493)
--------------------------------------------------------------------------------------------
Total                                                           $     36,938    $     33,118
============================================================================================


Depreciation and amortization expenses in 2005, 2004, and 2003 are included in operating expenses as follows:

(in thousands)                                             2005           2004           2003
------------------------------------------------------------------------------------------------
Bank premises                                         $      1,056   $      1,022   $        968
Furniture, fixtures, and equipment                           2,172          2,083          1,956
------------------------------------------------------------------------------------------------
Total                                                 $      3,228   $      3,105   $      2,924
================================================================================================


The following is a summary of the future minimum lease payments under non-cancelable operating leases as of December 31, 2005:

             (in thousands)
             --------------------------------------------------
                  2006                                $   675
                  2007                                    491
                  2008                                    420
                  2009                                    166
                  2010                                    112
               Thereafter                               3,444
             --------------------------------------------------
                  Total                               $ 5,308
             --------------------------------------------------

The Company leases land, buildings and equipment under operating lease arrangements extending to the year 2090. Total rental expense amounted to $1,095,000 in 2005, $813,000 in 2004, and $718,000 in 2003. Most leases include options to renew for periods ranging from 5 to 20 years. Options to renew are not included in the above future minimum rental commitments. The Company has two land lease commitments with terms expiring in 2042 and 2090.

Note 8 Deposits

The aggregate time deposits of $100,000 or more were $296,806,000 at December 31, 2005, and $193,479,000 at December 31, 2004. Scheduled maturities of time deposits at December 31, 2005, were as follows:

                                                              Less than       $100,000
 (in thousands)                                               $100,000        and over        Total
------------------------------------------------------------------------------------------------------
Maturity
    Three months or less                                    $     82,084   $    187,638   $    269,722
    Over three through six months                                 63,417         34,790         98,207
    Over six through twelve months                               125,383         57,468        182,851
------------------------------------------------------------------------------------------------------
Total due in 2006                                                270,884        279,896        550,780
    2007                                                          53,431         11,604         65,035
    2008                                                           8,514          3,291         11,805
    2009                                                           3,913          1,289          5,202
    2010                                                           1,032            726          1,758
    2011 and thereafter                                               27              0             27
------------------------------------------------------------------------------------------------------
Total                                                       $    337,801   $    296,806   $    634,607
======================================================================================================


Note 9 Securities Sold Under Agreements to Repurchase and Federal Funds
Purchased

Securities sold under agreements to repurchase are secured borrowings that typically mature within thirty to ninety days, although the Company has entered into repurchase agreements with the Federal Home Loan Bank with maturities that extend through 2013. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Federal funds purchased are short-term borrowings that typically mature within one to ninety days.

Information regarding securities sold under agreements to repurchase and Federal funds purchased for the years ended December 31, is detailed in the table below:

Securities Sold Under Agreements to Repurchase (dollar amounts in thousands)              2005            2004            2003
---------------------------------------------------------------------------------------------------------------------------------
Total outstanding at December 31                                                     $    152,651    $    153,715    $    187,908
Maximum month-end balance                                                                 172,353         195,137         187,908
Average balance during the year                                                           157,646         174,398         131,378
Weighted average rate at December 31                                                         3.21%           2.75%           2.23%
Average interest rate paid during the year                                                   3.07%           2.51%           2.48%
=================================================================================================================================

Federal Funds Purchased (dollar amounts in thousands)                                     2005            2004            2003
---------------------------------------------------------------------------------------------------------------------------------
Total outstanding at December 31                                                     $          0    $          0    $          0
Maximum month-end balance                                                                   3,000           9,200           8,300
Average balance during the year                                                               171             771           1,579
Weighted average rate at December 31                                                          N/A             N/A             N/A
Average interest rate paid during the year                                                   3.25%           1.50%           1.41%
=================================================================================================================================

Note 10 Other Borrowings

The Company, through its subsidiary banks, had available line-of-credit agreements with banks permitting borrowings to a maximum of approximately $31,558,000 at December 31, 2005 and $29,000,000 at December 31, 2004. No
advances were outstanding against those lines at December 31, 2005 or 2004.

As members of the Federal Home Loan Bank (FHLB) each bank subsidiary may apply for advances secured by certain residential mortgage loans and other assets, provided that certain standards for credit worthiness have been met. At December 31, 2005, the Company, through its subsidiary banks, had established unused lines of credit with the FHLB of $396,640,000. At December 31, 2005, there were $63,430,000 in term advances from the FHLB, compared to $63,109,000 at December 31, 2004. Of the $63,430,000 of term advances, $249,000 are due within one year and have a weighted average rate of 6.39%; and $63,181,000 are due over one year and have a weighted average rate of 4.35%. Maturities of advances due over one year include $5,062,000 in 2007, $146,000 in 2008, $973,000 in 2009, $10,000,000
in 2010, $22,000,000 in 2011, $5,000,000 in 2012 and $20,000,000 in 2015.

The Company's FHLB borrowings at December 31, 2005 included $61,000,000 in fixed-rate callable borrowings, which can be called by the FHLB if certain conditions are met. Additional details on the fixed-rate callable advances are provided in the following table.

                       Current                                                           Call
                       Balance      Rate  Maturity Date           Call Date              Frequency        Call Features
                  ---------------------------------------------------------------------------------------------------------
                     4,000,000     4.290  January 30, 2007        January 30, 2004       Quarterly        LIBOR strike 7.0%
                    10,000,000     4.945  December 21, 2010       December 21, 2001      Quarterly        FHLB option
                     3,000,000     5.120  January 31, 2011        January 30, 2004       Quarterly        FHLB option
                     4,000,000     4.640  January 31, 2011        January 30, 2002       Quarterly        FHLB option
                     3,000,000     4.880  January 31, 2011        January 30, 2003       Quarterly        FHLB option
                     4,000,000     4.130  March 2, 2011           March 2, 2002          Quarterly        FHLB option
                     3,000,000     5.120  March 7, 2011           March 5, 2006          Quarterly        FHLB option
                     5,000,000     4.710  November 28, 2011       November 28, 2006      Quarterly        FHLB option
                     5,000,000     3.260  September 18, 2012      September 18, 2007     Quarterly        FHLB option
                    10,000,000     3.850  June 3, 2015            June 3, 2010           One time         FHLB option
                    10,000,000     3.830  November 16, 2015       November 16, 2006      Quarterly        FHLB option
                  ------------
           Total  $ 61,000,000
                  ============

Other borrowings included a Treasury Tax and Loan Note account with the Federal Reserve Bank of New York totaling $100,000 at December 31, 2005 and December 31, 2004. At December 31, 2005 and 2004, Tompkins Insurance had borrowings of $142,000 and $94,000, respectively, from unrelated financial institutions.

Note 11 Employee Benefit Plans

The Company maintains a noncontributory defined-benefit pension plan covering substantially all employees of the Company. The benefits are based on years of service and percentage of the employees' average compensation. Assets of the Company's defined benefit plan are invested in common and preferred stock, U. S. Government securities, corporate bonds and notes, and mutual funds. At December 31, 2005, the plan assets included 44,800 shares of Tompkins common stock that had a fair value of $1.6 million.

In addition to the Company's noncontributory defined-benefit retirement and pension plan, the Company provides supplemental employee retirement plans (SERP) to certain executives.

The Company amended its plan for post-retirement health benefits in 2005. Employees commencing employment after January 1, 2005 will have no contribution from the Company towards a plan of benefits. Retirees and employees who were currently eligible to retire were unaffected at this time. Generally, all other current employees were eligible for Health Savings Accounts (HSA's) with an initial balance equal to the amount of the Company's estimated current liability. Contributions to the plan will be limited to an annual contribution of 4% of the total HSA balances. Employees, upon retirement, will be able to utilize their HSA for qualified health costs and deductibles.

The following table sets forth the changes in the projected benefit obligation for the defined benefit pension plan and SERP and the accumulated benefit obligation for the post-retirement plan; and the respective plan assets, and the plans' funded status and amounts recognized in the Company's consolidated statements of condition at December 31, 2005 and 2004 (the measurement dates of the plans).

Note 11 Employee Benefit Plans (continued)

                                                Pension Benefits          Life and Health Benefits            SERP Benefits

---------------------------------------------------------------------------------------------------------------------------------
 (dollar amounts in thousands)                 2005           2004           2005           2004           2005           2004
---------------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
  Benefit obligation at beginning of year   $   29,508     $   26,618     $    5,495     $    4,923     $    6,597     $    5,334
  Service cost                                   1,624          1,382            140            178            122            116
  Interest cost                                  1,746          1,634            272            305            414            366
  Plan participants' contributions                   0              0             88              0              0              0
  Actuarial (gain)/loss                          1,287          1,032           (734)           268            602            812
  Benefits paid                                 (1,218)        (1,158)          (316)          (179)           (31)           (31)
  Plan amendments                                    0              0           (355)             0           (787)             0
---------------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year           $   32,947     $   29,508     $    4,590     $    5,495     $    6,917     $    6,597
---------------------------------------------------------------------------------------------------------------------------------
Change in plan assets
  Fair value of plan assets at beginning
   of year                                  $   31,631     $   27,792     $        0     $        0     $        0     $        0
  Actual return on plan assets                   2,151          2,454              0              0              0              0
  Plan participants' contributions                   0              0             88              0              0              0
  Employer contribution                            500          2,543            228            179             31             31
  Benefits paid                                 (1,218)        (1,158)          (316)          (179)           (31)           (31)
---------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year    $   33,064     $   31,631     $        0     $        0     $        0     $        0
---------------------------------------------------------------------------------------------------------------------------------
Funded (unfunded) status                    $      117     $    2,123     $   (4,590)    $   (5,495)    $   (6,917)    $   (6,597)
Unrecognized net actuarial loss                 13,946         12,833             44            780          2,026          1,535
Net transition obligation                            0              0            520            924              0              0
Unrecognized prior service cost                 (1,403)        (1,534)             0             60            144          1,037
---------------------------------------------------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost              $   12,660     $   13,422     $   (4,026)    $   (3,731)    $   (4,747)    $   (4,025)
---------------------------------------------------------------------------------------------------------------------------------
Weighted-average assumptions used to
determine benefit obligations at
December 31
  Discount rate                                   5.75%          6.00%          5.75%          6.00%          5.75%          6.00%
  Rate of compensation increase (1)          4.00-5.00%     4.00-5.00%          4.00%          4.00%          5.00%          5.00%
---------------------------------------------------------------------------------------------------------------------------------


                                                    Pension Benefits          Life and Health Benefits           SERP Benefits
Weighted-average assumptions used to
determine net periodic benefit cost for
years ended December 31                         2005      2004      2003      2005      2004      2003      2005      2004     2003
-----------------------------------------------------------------------------------------------------------------------------------
  Discount rate                                 6.00%     6.25%     6.75%     6.00%     6.25%     6.75%     6.00%     6.25%    6.75%
  Expected long-term return on plan assets       8.5%     8.50%     8.50%      N/A       N/A       N/A       N/A       N/A      N/A
  Rate of compensation increase (1)             4.00-     4.00-     4.00-     4.00%     4.00%     4.00%     5.00%     5.00%    5.00%
                                                5.00%     5.00%     5.00%
===================================================================================================================================

(1) The rate of compensation increase for the Trust Company is 4%, and is 5% for all other groups.

The accumulated benefit obligation of the pension plan was $32,947,000 and $29,508,000 at December 31, 2005 and 2004, respectively.

Tompkins Trust Company offers post-retirement health care benefits. The weighted average annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is 9.50% beginning in 2006, and is assumed to decrease gradually to 5.0% in 2012 and beyond. Increasing the assumed health care cost trend rates by 1% in each year would decrease the accumulated post-retirement benefit obligation as of December 31, 2005, by $113,000 and the net periodic post-retirement benefit cost for 2005 by $10,000. Decreasing the assumed health care cost trend rates by 1% each year would increase the accumulated post-retirement benefit obligation as of December 31, 2005, by $132,000 and increase the net periodic post-retirement benefit cost by $15,000.

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

Net periodic benefit cost includes the following components:


Components of net periodic benefit cost

(in thousands)                                  Pension Benefits            Life and Health Benefits           SERP Benefits
----------------------------------------------------------------------------------------------------------------------------------

                                           2005       2004       2003       2005      2004      2003      2005      2004      2003
----------------------------------------------------------------------------------------------------------------------------------
Service cost                           $  1,624   $  1,382   $  1,168   $    140  $    178  $    148  $    122  $    116  $     62
Interest cost                             1,746      1,634      1,538        272       305       286       414       366       311
Expected return on plan assets           (2,647)    (2,338)    (1,805)         0         0         0         0         0         0
Amortization of prior service cost         (131)      (131)      (130)         5         7         7       106       105       105
Recognized net actuarial loss               669        673        699          0         6         0       111        61        25
Amortization of transition (asset)
   liability                                  0          0        (56)       103       116       115         0         0         0
Other                                       N/A        N/A        N/A        N/A       N/A       N/A       N/A       N/A       N/A
----------------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost              $  1,261   $  1,220   $  1,414   $    520  $    612  $    556  $    753  $    648  $    503
----------------------------------------------------------------------------------------------------------------------------------

Plan Assets

The Company's pension plan weighted-average asset allocations at December 31, 2005 and 2004, by asset category are as follows:

                                                    2005         2004
                ---------------------------------------------------------
                    Equity securities                 83%          81%
                     Debt securities                  14%          15%
                          Other                        3%           4%
                ---------------------------------------------------------
                    Total Allocation                 100%         100%
                ---------------------------------------------------------

The Company is not required to contribute to the pension plan in 2006; however, the Company may voluntarily contribute to the pension plan in 2006.

To develop the expected long-term rate of return on asset assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as target asset allocations of the pension portfolio. Based on this analysis, the Company selected 8.50% as the long-term rate of return on assets assumption.

It is the policy of the Trustees to invest the Pension Trust Fund (the "Fund") for total return. The Trustees seek the maximum return consistent with the interests of the participants and beneficiaries and prudent investment management. The management of the Fund's assets is in compliance with the guidelines established in the Company's Pension Plan and Trust Investment Policy, which is reviewed and approved annually by the Tompkins Board of Directors, and the Pension Investment Review Committee.

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

At December 31, 2005, the following benefit payments, which reflect expected future service, as appropriate, are expected to be paid.

                 (dollar amounts in thousands)                            Life and
                                                                           Health
                                                         Pension          Benefits          SERP
                 ----------------------------------------------------------------------------------
                 2006                                    $  1,272         $    310        $     20
                 2007                                       1,390              320             222
                 2008                                       1,500              320             219
                 2009                                       1,570              330             215
                 2010                                       1,727              340             211
                 2011-2015                                 11,399            1,970           1,822
                 ----------------------------------------------------------------------------------

The Company has an Employee Stock Ownership Plan (ESOP) and a 401(k) Investment and Stock Ownership Plan (ISOP) covering substantially all employees of the Company. The ESOP allows for Company contributions in the form of common stock of the Company. Annually, the Tompkins Board of Directors determines a profit-sharing payout to its employees in accordance with a performance-based formula. A percentage of the approved amount is paid in Company common stock into the ESOP. Contributions are limited to a maximum amount as stipulated in the ESOP. The remaining percentage is either paid out in cash or deferred into the ISOP at the direction of the employee. Compensation expense related to the ESOP and ISOP totaled $1.6 million in 2005, $1.8 million in 2004, and $1.2 million in 2003.

Under the ISOP, employees may contribute a percentage of their eligible compensation with a Company match of such contributions up to a maximum match of 4%. The Company provided certain matching contributions to the ISOP based upon the amount of contributions made by plan participants. The expense associated with these matching provisions was $871,000 in 2005, $801,000 in 2004, and $760,000 in 2003.

Life insurance benefits are provided to certain officers of the Company. In connection with these benefits, the Company reflects life insurance assets on its Consolidated Statements of Condition of $27.2 million at December 31, 2005, and $23.9 million at December 31, 2004. The insurance is carried at its cash surrender value on the Consolidated Statements of Condition. Increases in the cash surrender value of the insurance are reflected as noninterest income, net of any related mortality expense.

Note 12 Stock Based Compensation

In January 2001, the Company adopted a stock option plan (the "2001 Plan"), which authorizes grants of options up to 423,500 shares of authorized but unissued common stock. On May 12, 2003, the 2001 Plan was amended to increase the number of shares reserved for issuance from 423,500 shares to 1,028,500 shares. At December 31, 2005, there were 580,377 shares available for grant under the 2001 Plan. The Board of Directors of Tompkins may grant stock options to officers, employees and certain other individuals. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant, may not have a term in excess of ten years, and have vesting periods that range between one and five years from the grant date. Prior to the adoption of the 2001 Plan, the Company had similar stock option plans that authorized up to 597,861 shares of authorized but unissued common stock. These prior plans remain in effect solely with respect to unexercised options issued under these plans.

In December 2005, the Compensation Committee of the Board of Directors of Tompkins approved the accelerated vesting of all currently outstanding unvested stock options, except for those options issued to executive officers of Tompkins. The affected options were previously awarded to officers and employees under the Company's 2001 Stock Ownership Plan. There is no change to the Company's compensation philosophy and all other terms and conditions applicable to such options, including the exercise prices and exercise periods, remain unchanged. No options held by executive vice presidents or chief executive officers are affected by the vesting acceleration. As a result of this action, options to purchase up to 201,188 shares of common stock become exercisable immediately. Without the acceleration, the options would have vested on dates ranging from April 18, 2006 to October 3, 2010. This action contributed to the increase in exercisable shares at year-end 2005 to 458,622 from 211,416 at year-end 2004.

The following table presents the combined stock option activity for all option plans during the periods indicated:

                                                               Weighted Average
                                             Number of Shares    Exercise Price
-------------------------------------------------------------------------------
2005
Beginning balance                                     631,828      $      33.52
   Granted                                              2,000             43.40
   Exercised                                          (46,308)            22.36
   Forfeited                                          (15,826)            37.30
-------------------------------------------------------------------------------
Outstanding at year-end                               571,694             34.35
===============================================================================
Exercisable at year-end                               458,622      $      32.85
===============================================================================
2004
Beginning balance                                     475,196      $      28.09
   Granted                                            218,900             43.23
   Exercised                                          (41,860)            22.53
   Forfeited                                          (20,408)            33.87
-------------------------------------------------------------------------------
Outstanding at year-end                               631,828             33.52
===============================================================================
Exercisable at year-end                               211,416      $      24.47
===============================================================================
2003
Beginning balance                                     577,315      $      26.53
   Granted                                              7,260             41.89
   Exercised                                          (71,715)            17.89
   Forfeited                                          (37,664)            26.24
-------------------------------------------------------------------------------
Outstanding at year-end                               475,196             28.09
===============================================================================
Exercisable at year-end                               158,148      $      20.75
===============================================================================


The following summarizes outstanding and exercisable options at December 31, 2005:

                                   Options Outstanding                             Options Exercisable
--------------------------------------------------------------------------------------------------------------
   Range of                          Weighted Average        Weighted                              Weighted
   Exercise           Number             Remaining            Average           Number              Average
    Prices          Outstanding      Contractual Life     Exercise Price      Exercisable       Exercise Price
--------------------------------------------------------------------------------------------------------------
$15.93-31.20         195,736               4.40               $23.76           186,508              $23.40
$35.41-43.18         171,008               6.82               $35.77           144,384              $35.83
$43.27-43.40         204,950               8.35               $43.27           127,730              $43.27
--------------------------------------------------------------------------------------------------------------
                     571,694               6.54               $34.35           458,622              $32.85
==============================================================================================================

Note 13 Income Taxes

The income tax expense (benefit) attributable to income from operations is summarized as follows:

(in thousands)                          Current       Deferred         Total
--------------------------------------------------------------------------------
2005
    Federal                          $     13,927   $     (1,843)   $     12,084
    State                                   1,502           (379)          1,123
--------------------------------------------------------------------------------
Total                                $     15,429   $     (2,222)   $     13,207
--------------------------------------------------------------------------------
2004
    Federal                          $     10,655   $        276    $     10,931
    State                                   1,678           (116)          1,562
--------------------------------------------------------------------------------
Total                                $     12,333   $        160    $     12,493
--------------------------------------------------------------------------------
2003
    Federal                          $     10,294   $        137    $     10,431
    State                                   1,582             51           1,633
--------------------------------------------------------------------------------
Total                                $     11,876   $        188    $     12,064
================================================================================

The primary reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings are as follows:

                                                                  2005       2004       2003
--------------------------------------------------------------------------------------------
Statutory federal income tax rate                                 35.0%      35.0%      35.0%
    State income taxes, net of federal benefit                     1.8        2.6        2.9
    Tax exempt income                                             (3.6)      (3.5)      (3.4)
    All other                                                     (0.9)      (1.3)      (1.2)
--------------------------------------------------------------------------------------------
Total                                                             32.3%      32.8%      33.3%
============================================================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows:


(in thousands)                                            2005          2004
-------------------------------------------------------------------------------
Deferred tax assets:
    Reserve for loan/lease losses                      $    5,422    $    5,027
    Compensation and benefits                               5,375         4,636
    Other                                                   1,216         1,040
-------------------------------------------------------------------------------
Total deferred tax assets                              $   12,013    $   10,703
-------------------------------------------------------------------------------
Deferred tax liabilities:
    Prepaid pension                                    $    5,038    $    5,342
    Depreciation                                              792         1,048
    Leasing transactions                                       96           475
    Other                                                     649           622
-------------------------------------------------------------------------------
Total deferred tax liabilities                         $    6,575    $    7,487
-------------------------------------------------------------------------------
Net deferred tax asset at year-end                     $    5,438    $    3,216
-------------------------------------------------------------------------------
Net deferred tax asset at beginning of year            $    3,216    $    3,460
-------------------------------------------------------------------------------
Decrease (increase) in net deferred tax asset               2,222          (244)
Purchase accounting adjustments, net                            0           (84)
-------------------------------------------------------------------------------
Deferred tax (benefit) expense                         $   (2,222)   $      160
===============================================================================

This analysis does not include the recorded deferred tax asset of $4,206,000 as of December 31, 2005 and the recorded deferred tax liabilities of $580,000 as of December 31, 2004 related to the net unrealized holding loss/gain in the available-for-sale securities portfolio.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry-back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary at December 31, 2005 and 2004.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5,57 and 107 and rescission of FASB Interpretation No. 34. FIN No. 45 requires certain new disclosures and potential liability recognition for the fair value at issuance of guarantees that fall within its scope. Based upon the Company's interpretation of FIN No. 45, the Company currently does not issue any guarantees that would require liability recognition under FIN No. 45, other than its stand-by letters of credit, the amount of which is not considered significant at December 31, 2005 and 2004.

The Company's maximum potential obligations to extend credit for loan commitments (unfunded loans, unused lines of credit, and stand-by letters of credit) outstanding on December 31 were as follows:

(in thousands)                                               2005         2004
--------------------------------------------------------------------------------
Loan commitments                                         $   69,234   $   71,809
Stand-by letter of credit                                    24,695       20,914
Undisbursed portion of lines of credit                      229,503      216,787
--------------------------------------------------------------------------------
Total                                                    $  323,432   $  309,510
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

At December 31, 2005, the Company had rate lock agreements associated with mortgage loans to be sold in the secondary market (certain of which relate to loan applications for which no formal commitment has been made) amounting to approximately $1.6 million. In order to limit the interest rate risk associated with rate lock agreements, as well as the interest rate risk associated with mortgages held for sale, if any, the Company enters into agreements to sell loans in the secondary market to unrelated investors on a loan-by-loan basis. At December 31, 2005, the Company had approximately $260,000 of commitments to sell mortgages to unrelated investors on a loan-by-loan basis.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, based upon the review with counsel, the proceedings are not expected to have a material effect on the Company's financial condition or results of operations.

Note 15 Earnings Per Share

Calculation of basic earnings per share (Basic EPS) and diluted earnings per share (Diluted EPS) is shown below. Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on February 15, 2005.

                                                                                              Weighted
                                                                                Net            Average
For year ended December 31, 2005                                               Income          Shares          Per Share
(in thousands except share and per share data)                              (Numerator)     (Denominator)        Amount
------------------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to common shareholders                                        $27,685          8,957,081          $3.09

Effect of dilutive securities:
Stock options                                                                                     134,101

Diluted EPS:
Income available to common shareholders plus assumed conversions               $27,685          9,091,182          $3.05
========================================================================================================================

The effect of dilutive securities calculation for the year ended December 31, 2005 excludes stock options of 53,433 because the exercise price of the options was greater than the average market value of the Company's common stock during the period.

                                                                                              Weighted
                                                                                Net            Average
For year ended December 31, 2004                                               Income          Shares          Per Share
(in thousands except share and per share data)                              (Numerator)     (Denominator)        Amount
------------------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to common shareholders                                        $25,615          8,956,013          $2.86

Effect of dilutive securities:
Stock options                                                                                     146,614

Diluted EPS:
Income available to common shareholders plus assumed conversions               $25,615          9,102,627          $2.81
========================================================================================================================

The effect of dilutive securities calculation for the year ended December 31, 2004 excludes stock options of 92,143 because the exercise price of the options was greater than the average market value of the Company's common stock during the period.

                                                                                              Weighted
                                                                                Net            Average
For year ended December 31, 2003                                               Income          Shares          Per Share
(in thousands except share and per share data)                              (Numerator)     (Denominator)        Amount
------------------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to common shareholders                                        $24,205          8,943,494          $2.71

Effect of dilutive securities:
Stock options                                                                                     160,174

Diluted EPS:
Income available to common shareholders plus assumed conversions               $24,205          9,103,668          $2.66
========================================================================================================================

The effect of dilutive securities calculation for the year ended December 31, 2003 excludes stock options of 247 because the exercise price of the options was greater than the average market value of the Company's common stock during the period.

Note 16 Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2005 and 2004. The carrying amounts shown in the table are included in the consolidated statements of condition under the indicated captions.

Estimated Fair Value of Financial Instruments                                        2005                      2004
----------------------------------------------------------------------------------------------------------------------------
                                                                            Carrying       Fair       Carrying       Fair
( in thousands)                                                              Amount        Value       Amount        Value
----------------------------------------------------------------------------------------------------------------------------
Financial Assets:
    Cash and cash equivalents                                              $   65,797   $   65,797   $   40,932   $   40,932
    Securities - available-for-sale                                           576,242      576,242      591,071      591,071
    Securities - held-to-maturity                                              82,658       82,768       69,252       70,526
    Loans/leases, net (1)                                                   1,257,672    1,251,187    1,159,599    1,154,162
    Accrued interest receivable                                                10,198       10,198        8,762        8,762

Financial Liabilities

    Time deposits                                                          $  634,607   $  630,102   $  455,942   $  454,259
    Other deposits                                                          1,048,403    1,048,403    1,104,931    1,104,931
    Securities sold under agreements to repurchase                            152,651      152,717      153,715      153,756
    Other borrowings                                                           63,673       62,981       63,303       62,586
    Accrued interest payable                                                    3,291        3,291        2,328        2,328
============================================================================================================================

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

DEPOSITS: The fair values disclosed for non-interest bearing accounts and accounts with no stated maturities are equal to the amount payable on demand at the reporting date. The fair value of time deposits was estimated by discounting expected monthly maturities at interest rates approximating those currently being offered on time deposits of similar terms.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE: The carrying amounts of repurchase agreements and other short-term borrowings approximate their fair values. Fair values of long-term borrowings are estimated using a discounted cash flow approach, based on current market rates for similar borrowings.

OTHER BORROWINGS: The fair values of other borrowings are estimated using discounted cash flow analysis, discounted at the Company's current incremental borrowing rate for similar borrowing arrangements.

OFF-BALANCE-SHEET INSTRUMENTS: The fair values of outstanding loan commitments, including unused lines of credit and stand-by letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties' credit standing, and discounted cash flow analyses. In fixed rate loan commitments, fair value estimates also consider the difference between current market rates and the committed rates. At December 31, 2005 and 2004, the fair values of these instruments approximate the value of the related fees and are not significant.

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

As of December 31, 2005, the most recent notifications from Federal bank regulatory agencies categorized the Tompkins Trust Company, The Bank of Castile and Mahopac National Bank as "well capitalized" under the regulatory framework for PCA. To be categorized as well capitalized, the Company and its subsidiary banks must maintain total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the capital category of the Company or its subsidiary banks. Actual capital amounts and ratios of the Company and its subsidiary banks are as follows:

                                                                                Required                 Required
                                                                                  to be                    to be
                                                       Actual             Adequately Capitalized      Well Capitalized
------------------------------------------------------------------------------------------------------------------------
(dollar amounts in thousands)                       Amount/Ratio               Amount/Ratio             Amount/Ratio
------------------------------------------------------------------------------------------------------------------------
December 31, 2005:
Total Capital (to risk-weighted assets)
   The Company (consolidated)                       $189,434/13.7%           >$110,262/>8.0%           >$137,828/>10.0%
   Trust Company                                     $98,370/14.9%            >$52,931/>8.0%            >$66,163/>10.0%
   Castile                                           $43,865/10.8%            >$32,461/>8.0%            >$40,577/>10.0%
   Mahopac                                           $35,042/11.2%            >$24,993/>8.0%            >$31,242/>10.0%
Tier I Capital (to risk-weighted assets)
   The Company (consolidated)                       $175,757/12.8%            >$55,131/>4.0%             >$82,697/>6.0%
   Trust Company                                     $92,407/14.0%            >$26,465/>4.0%             >$39,698/>6.0%
   Castile                                            $39,122/9.6%            >$16,231/>4.0%             >$24,346/>6.0%
   Mahopac                                           $32,071/10.3%            >$12,497/>4.0%             >$18,745/>6.0%
Tier I Capital (to average assets)
   The Company (consolidated)                        $175,757/8.5%            >$62,197/>3.0%            >$103,662/>5.0%
   Trust Company                                      $92,407/8.5%            >$32,632/>3.0%             >$54,386/>5.0%
   Castile                                            $39,122/7.3%            >$16,088/>3.0%             >$26,813/>5.0%
   Mahopac                                            $32,071/6.9%            >$14,024/>3.0%             >$23,374/>5.0%
========================================================================================================================
December 31, 2004:
Total Capital (to risk-weighted assets)
   The Company (consolidated)                       $170,523/13.4%           >$101,804/>8.0%           >$127,255/>10.0%
   Trust Company                                     $91,521/14.8%            >$49,349/>8.0%            >$61,686/>10.0%
   Castile                                           $40,420/10.7%            >$30,335/>8.0%            >$37,919/>10.0%
   Mahopac                                           $31,521/11.3%            >$22,293/>8.0%            >$27,866/>10.0%
Tier I Capital (to risk-weighted assets)
   The Company (consolidated)                       $157,974/12.4%            >$50,902/>4.0%             >$76,353/>6.0%
   Trust Company                                     $85,983/13.9%            >$24,674/>4.0%             >$37,011/>6.0%
   Castile                                            $36,070/9.5%            >$15,167/>4.0%             >$22,751/>6.0%
   Mahopac                                           $28,860/10.4%            >$11,146/>4.0%             >$16,720/>6.0%
Tier I Capital (to average assets)
   The Company (consolidated)                        $157,974/8.1%            >$58,481/>3.0%             >$97,468/>5.0%
   Trust Company                                      $85,983/8.1%            >$31,721/>3.0%             >$52,869/>5.0%
   Castile                                            $36,070/7.5%            >$14,485/>3.0%             >$24,142/>5.0%
   Mahopac                                            $28,860/6.6%            >$13,085/>3.0%             >$21,809/>5.0%
========================================================================================================================

Generally, dividends from the banking subsidiaries to the Company are limited to retained net profits for the current year and two preceding years, unless specific approval is received from the appropriate bank regulatory authority. At December 31, 2005 the retained net profits of the Company's bank subsidiaries available to pay dividends were $40,062,000.

Each bank subsidiary is required to maintain reserve balances by the Federal Reserve Bank of New York. At December 31, 2005, and 2004 the reserve requirements for the Company's banking subsidiaries totaled $3,675,000.


Note 18 Condensed Parent Company Only Financial Statements

Condensed financial statements for Tompkins (the Parent Company) as of December 31 are presented below.


Condensed Statements of Condition

(in thousands)                                                                                  2005         2004
--------------------------------------------------------------------------------------------------------------------
ASSETS

Cash                                                                                         $    4,911   $    1,969
Available-for-sale securities, at fair value                                                        121          121
Investment in subsidiaries, at equity                                                           172,397      166,669
Other                                                                                             5,017        3,644
--------------------------------------------------------------------------------------------------------------------
                                                                             Total Assets    $  182,446   $  172,403
--------------------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS EQUITY

Liabilities                                                                                  $    1,225   $    1,401
Shareholders' Equity                                                                            181,221      171,002
--------------------------------------------------------------------------------------------------------------------
                                               Total Liabilities and Shareholders' Equity    $  182,446   $  172,403
====================================================================================================================


Condensed Statements of Income

(in thousands)                                                                             2005         2004         2003
----------------------------------------------------------------------------------------------------------------------------
Dividends from available-for-sale securities                                            $        4   $        4   $        4
Dividends received from subsidiaries                                                        15,556       10,365       11,370
Other income                                                                                   111          109          107
----------------------------------------------------------------------------------------------------------------------------
                                                              Total Operating Income        15,671       10,478       11,481
----------------------------------------------------------------------------------------------------------------------------

Other expenses                                                                                 923        1,218          519
----------------------------------------------------------------------------------------------------------------------------
                                                            Total Operating Expenses           923        1,218          519
----------------------------------------------------------------------------------------------------------------------------
                                     Income Before Taxes and Equity in Undistributed
                                                            Earnings of Subsidiaries        14,748        9,260       10,962
Income tax benefit                                                                             331          441          162
Equity in undistributed earnings of subsidiaries                                            12,606       15,914       13,081
----------------------------------------------------------------------------------------------------------------------------
                                                                          Net Income    $   27,685   $   25,615   $   24,205
============================================================================================================================

Condensed Statements of Cash Flows
(in thousands)                                                                            2005          2004          2003
-----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                             $   27,685    $   25,615    $   24,205
Adjustments to reconcile net income to net cash provided by operating activities:
   Equity in undistributed earnings of subsidiaries                                       (12,606)      (15,914)      (13,081)
   Tax benefit of stock options exercised                                                     239           112           167
   Other, net                                                                                (537)         (108)          688
-----------------------------------------------------------------------------------------------------------------------------
                                          Net Cash Provided by Operating Activities        14,781         9,705        11,979
-----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net cash used in acquisitions                                                                   0             0          (274)
Other, net                                                                                 (1,250)         (749)            0
-----------------------------------------------------------------------------------------------------------------------------
                                              Net Cash Used in Investing Activities        (1,250)         (749)         (274)
-----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Cash dividends                                                                            (10,504)       (9,769)       (9,093)
Cash paid in lieu of fractional shares - 10% stock dividend                                   (13)            0           (13)
Repurchase of common shares                                                                  (897)       (2,976)       (3,712)
Net proceeds from exercise of stock options                                                   825           781           689
-----------------------------------------------------------------------------------------------------------------------------
                                              Net Cash Used in Financing Activities       (10,589)      (11,964)      (12,129)
-----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                             2,942        (3,008)         (424)
Cash at beginning of year                                                                   1,969         4,977         5,401
-----------------------------------------------------------------------------------------------------------------------------
                                                                Cash at End of Year    $    4,911    $    1,969    $    4,977
=============================================================================================================================

Unaudited Quarterly Financial Data
                                                                              2005
--------------------------------------------------------------------------------------------------------
(in thousands except per share data)                      First       Second        Third        Fourth
--------------------------------------------------------------------------------------------------------
Interest and dividend income                           $   24,965   $   26,260   $   27,356   $   28,126
Interest expense                                            6,542        7,459        8,267        9,418
Net interest income                                        18,423       18,801       19,089       18,708
Provision for loan/lease losses                               452          716          662          829
Income before income tax                                    9,505       10,341       10,496       10,550
Net income                                                  6,413        6,948        7,110        7,214
Net income per common share (basic)                           .72          .78          .79          .80
Net income per common share (diluted)                         .70          .77          .78          .79
========================================================================================================

                                                                              2004
--------------------------------------------------------------------------------------------------------
(in thousands except per share data)                      First       Second        Third        Fourth
--------------------------------------------------------------------------------------------------------
Interest and dividend income                           $   23,032   $   23,302   $   23,876   $   24,463
Interest expense                                            5,677        5,692        5,823        6,135
Net interest income                                        17,355       17,610       18,053       18,328
Provision for loan/lease losses                               788          736          749          587
Income before income tax                                    9,215        8,995       10,179        9,719
Net income                                                  6,148        6,102        6,784        6,581
Net income per common share (basic)                           .68          .68          .76          .74
Net income per common share (diluted)                         .67          .67          .75          .72
========================================================================================================

Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on February 15, 2005.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, including its Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of December 31, 2005. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this Form 10-K, the Company's disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that material information relating to the Company and its subsidiaries is made known to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2005, management assessed the effectiveness of the Company's internal control over financial reporting based on the framework for effective internal control over financial reporting established in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations
(COSO) of the Treadway Commission. Based on its evaluation under the COSO framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2005 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management's assessment was reviewed with the Company's Audit Committee of its Board of Directors.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 and the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the Company's fourth quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Item 9B.  Other Information

None.


PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this Item 10 of Form 10-K (Item 401 of Regulation S-K) regarding the Company's directors and executive officers is incorporated by reference into this Item 10 from the information contained under the caption "PROPOSAL ELECTION OF DIRECTORS", including the information contained in the subcaptions thereunder -"Business Experience of Directors, including Director Nominees" and "Matters Relating to the Board of Directors", in the Company's definitive Proxy Statement relating to its 2006 Annual Meeting of Stockholders to be held on May 8, 2006 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report on Form 10-K relates. In addition, the information included under the caption "Executive Officers of the Registrant" in Part I. of this Form 10-K is incorporated by reference into this Item 10.

The information required by this Item 10 of Form 10-K (Item 405 or Regulation S-K) with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference into this Item 10 from the information contained under the caption "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement.

The information required by this Item 10 of Form 10-K (Item 405 of Regulation S-K) with respect to the Company's Code of Ethics is incorporated by reference into this Item 10 from the information contained under the caption "Code of Ethics" in the Proxy Statement.


Item 11. Executive Compensation

The information required by this Item 11 of Form 10-K (Item 402 of Regulation S-K) is incorporated by reference into this Item 11 from the information contained under the caption "EXECUTIVE COMPENSATION", including the information contained in the subcaptions thereunder, under the caption "PROPOSAL ELECTION OF DIRECTORS", subcaption "Director Compensation" and under the caption "STOCK PERFORMANCE GRAPH" in the Proxy Statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of Form 10-K (Items 201(d) and 403 of Regulation S-K) is incorporated by reference into this Item 12 from the information contained under the captions "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "EQUITY COMPENSATION PLAN INFORMATION" in the Proxy Statement.


Item 13.  Certain Relationships and Related Transactions

The information required by this Item 13 of Form 10-K (Item 404 of Regulation S-K) is incorporated by reference into this Item 13 from the information contained under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Proxy Statement.


Item 14.  Principal Accounting Fees and Services

The information required by this Item 14 of Form 10-K is incorporated by reference into this Item 14 from the information contained under the caption "INDEPENDENT AUDITORS" in the Proxy Statement.


PART IV

Item 15.  Exhibits and Financial Statement Schedules

   (a)(1) The following financial statements and accountant's report are included in this Annual Report on Form 10-K:

          Consolidated Statements of Condition for the years ended December 31, 2005 and 2004

          Consolidated Statements of Income for the years ended December 31, 2005, 2004, and 2003

          Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003

          Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2005, 2004, and 2003

          Notes to Consolidated Financial Statements

          Unaudited Quarterly Financial Data

   (a)(2) List of Financial Schedules

          Not Applicable.

   (a)(3) Exhibits

      Item No.    Description

         2.1 Agreement and Plan of Reorganization, dated as of March 14, 1995, among the Bank, the Company and the Interim Bank incorporated herein by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995, and amended by the Company's Form 8-A/A filed with the Commission of January 22, 1996.

         2.2 Agreement and Plan of Reorganization, dated as of July 30, 1999 between the Company and Letchworth, incorporated by reference to Annex A to the Company's Registration Statement of Form S-4 (Registration No. 333-90411), filed with the Commission of November 5, 1999.

         3.1 Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995, as amended by Certificate of Amendment of the Certificate of Incorporation of the Company.

         3.2 Bylaws of the Company, as amended through and including October 28, 2005, incorporated herein by reference to Exhibit 3(ii) to the Company's Current Report on Form 8-K, filed with the Commission on October 28, 2005.

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

         10.3* Stock Retainer Plan for Eligible Directors of Tompkins Trustco, Inc. and Participating Subsidiaries, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on May 15, 2005.

         10.4* Form of Director Deferred Compensation Agreement, incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

         10.5* Deferred Compensation Plan for Senior Officers, incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995

         10.6* Supplemental Executive Retirement Agreement with James J. Byrnes, incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

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

         10.9* Employment Agreement, dated September 12, 1989, by and between Registrant and James W. Fulmer, incorporated by reference to the Registrant's Amendment No. 1 to Form S-18 Registration Statement (Reg. No. 33-31149-NY), filed with the Commission on October 31, 1989 and wherein such Exhibit is designated as
                  Exhibit 10(a).

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

         10.13* Summary of Compensation Arrangements for Named Executive Officers and Directors, incorporated herein by reference to
                  Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on January 27, 2006.

         10.14* Supplemental Executive Retirement Agreement between James W. Fulmer and Tompkins Trustco, Inc., dated December 28, 2005 (filed herewith).

         10.15* Supplemental Executive Retirement Agreement between Stephen E. Garner and Tompkins Trustco, Inc., dated December 28, 2005 (filed herewith).

         10.16* Supplemental Executive Retirement Agreement between Stephen S. Romaine and Tompkins Trustco, Inc., dated December 28, 2005 (filed herewith).

         10.17* Supplemental Executive Retirement Agreement between Francis M. Fetsko and Tompkins Trustco, Inc., dated December 28, 2005 (filed herewith).

         10.18* Supplemental Executive Retirement Agreement between David S. Boyce and Tompkins Trustco, Inc., dated December 28, 2005 (filed herewith).

         10.19* Supplemental Executive Retirement Agreement between Robert B. Bantle and Tompkins Trustco, Inc., dated December 28, 2005 (filed herewith).

         10.20* Form of Officer Group Term Life Replacement Plan (the "Plan") among Tompkins Trustco, Inc. or Tompkins Trust Company and the Participants in the Plan, including form of Split Dollar Policy Endorsement - Exhibit D to the Plan, including Exhibit D to Officer Group Term Replacement Plan for each executive officer filed individually.

         10.21* Consulting Agreement between Russell K. Achzet and Tompkins Trustco, Inc., dated January 5, 2006 (filed herewith).

         21.      Subsidiaries of Registrant, incorporated by reference to
                  Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15, 2004.

         23. Consent of Independent Registered Public Accounting Firm (filed herewith)

         24.      Power of Attorney, included on page 72 of this Report on Form
                  10-K.

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

         Date: March 14, 2006


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


Signature                Date       Capacity                        Signature                    Date       Capacity
/s/ JAMES J. BYRNES      3/14/06    Chairman of the Board and       /s/ ELIZABETH W. HARRISON    3/14/06    Director
-----------------------  -------    Chief Executive Officer         ---------------------------  -------
James J. Byrnes                     (Principal Executive Officer)   Elizabeth W. Harrison


/s/ JAMES J. FULMER      3/14/06    President, Director             /s/ BONNIE H. HOWELL         3/14/06    Director
-----------------------  -------                                    ---------------------------  -------
James W. Fulmer                                                     Bonnie H. Howell


/s/ FRANCIS M. FETSKO    3/14/06    Executive Vice President and    /s/ HUNTER R. RAWLINGS, III  3/14/06    Director
-----------------------  -------    Chief Financial Officer         ---------------------------  -------
Francis M. Fetsko                   (Principal Financial Officer)   Hunter R. Rawlings, III


/s/ RUSSELL K. ACHZET    3/14/06    Director                        /s/ THOMAS R. SALM           3/14/06    Director
-----------------------                                             ---------------------------  -------
Russell K. Achzet                                                   Thomas R. Salm


/s/ JOHN E. ALEXANDER    3/14/06    Director                        /s/ MICHAEL H. SPAIN         3/14/06    Director
-----------------------  -------                                    ---------------------------  -------
John E. Alexander                                                   Michael H. Spain


/s/ REEDER D. GATES      3/14/06    Director                        /s/ WILLIAM D. SPAIN, JR.    3/14/06    Director
-----------------------  -------                                    ---------------------------  -------
Reeder D. Gates                                                     William D. Spain, Jr.


/s/ WILLIAM W. GRISWOLD  3/14/06    Vice Chairman                   /s/ CRAIG YUNKER             3/14/06    Director
-----------------------  -------    Director                        ---------------------------  -------
William W. Griswold                                                 Craig Yunker


/s/ JAMES R. HARDIE      3/14/06    Director
-----------------------  -------
James R. Hardie

Exhibits Index

      Item No.    Description

         2.1 Agreement and Plan of Reorganization, dated as of March 14, 1995, among the Bank, the Company and the Interim Bank incorporated herein by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995, and amended by the Company's Form 8-A/A filed with the Commission of January 22, 1996.

         2.2 Agreement and Plan of Reorganization, dated as of July 30, 1999 between the Company and Letchworth, incorporated by reference to Annex A to the Company's Registration Statement of Form S-4 (Registration No. 333-90411), filed with the Commission of November 5, 1999.

         3.1 Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995, as amended by Certificate of Amendment of the Certificate of Incorporation of the Company.

         3.2 Bylaws of the Company, as amended through and including October 28, 2005, incorporated herein by reference to Exhibit 3(ii) to the Company's Current Report on Form 8-K, filed with the Commission on October 28, 2005.

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

         10.3* Stock Retainer Plan for Eligible Directors of Tompkins Trustco, Inc. and Participating Subsidiaries, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on May 15, 2005.

         10.4* Form of Director Deferred Compensation Agreement, incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

         10.5* Deferred Compensation Plan for Senior Officers, incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995

         10.6* Supplemental Executive Retirement Agreement with James J. Byrnes, incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

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

         10.9* Employment Agreement, dated September 12, 1989, by and between Registrant and James W. Fulmer, incorporated by reference to the Registrant's Amendment No. 1 to Form S-18 Registration Statement (Reg. No. 33-31149-NY), filed with the Commission on October 31, 1989 and wherein such Exhibit is designated as
                  Exhibit 10(a).

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

         10.13* Summary of Compensation Arrangements for Named Executive Officers and Directors, incorporated herein by reference to
                  Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on January 27, 2006.

         10.14* Supplemental Executive Retirement Agreement between James W. Fulmer and Tompkins Trustco, Inc., dated December 28, 2005 (filed herewith).

         10.15* Supplemental Executive Retirement Agreement between Stephen E. Garner and Tompkins Trustco, Inc., dated December 28, 2005 (filed herewith).

         10.16* Supplemental Executive Retirement Agreement between Stephen S. Romaine and Tompkins Trustco, Inc., dated December 28, 2005 (filed herewith).

         10.17* Supplemental Executive Retirement Agreement between Francis M. Fetsko and Tompkins Trustco, Inc., dated December 28, 2005 (filed herewith).

         10.18* Supplemental Executive Retirement Agreement between David S. Boyce and Tompkins Trustco, Inc., dated December 28, 2005 (filed herewith).

         10.19* Supplemental Executive Retirement Agreement between Robert B. Bantle and Tompkins Trustco, Inc., dated December 28, 2005 (filed herewith).

         10.20* Form of Officer Group Term Life Replacement Plan (the "Plan") among Tompkins Trustco, Inc. or Tompkins Trust Company and the Participants in the Plan, including form of Split Dollar Policy Endorsement - Exhibit D to the Plan, including Exhibit D to Officer Group Term Replacement Plan for each executive officer filed individually.

         10.21* Consulting Agreement between Russell K. Achzet and Tompkins Trustco, Inc., dated January 5, 2006 (filed herewith).

         21.      Subsidiaries of Registrant, incorporated by reference to
                  Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15, 2004.

         23. Consent of Independent Registered Public Accounting Firm (filed herewith)

         24.      Power of Attorney, included on page 72 of this Report on Form
                  10-K.

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