Form 10-Q
period 2006-03-31
TOMPKINS TRUSTCO INC
filed 2006-05-10
CIK 1005817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-12709


                                TOMPKINS [GRAPHIC OMITTED]
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]   Accelerated Filer [X]   Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X].

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

                  Class                       Outstanding as of May 1, 2006
       ----------------------------           -----------------------------
       Common Stock, $.10 par value                 9,015,761 shares

                             TOMPKINS TRUSTCO, INC.

                                    FORM 10-Q

                                      INDEX

PART I -FINANCIAL INFORMATION
                                                                                                   PAGE
                                                                                                   ----
         Item 1 - Financial Statements (Unaudited)
                  Condensed Consolidated Statements of Condition as of                               3
                  March 31, 2006 and December 31, 2005

                  Condensed Consolidated Statements of Income for
                  the three months ended March 31, 2006 and 2005                                     4

                  Condensed Consolidated Statements of Cash Flows for the
                  three months ended March 31, 2006 and 2005                                         5

                  Condensed Consolidated Statements of Changes in Shareholders'
                  Equity for the three months ended March 31, 2006 and 2005                          6

                  Notes to Unaudited Condensed Consolidated Financial Statements                     7-11

         Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                          12-20

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk                         21

         Item 4 - Controls and Procedures                                                            22

         Average Consolidated Balance Sheet and Net Interest Analysis                                23

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                                                  24

         Item 1A - Risk Factors                                                                      24

         Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                        24

         Item 3 - Defaults Upon Senior Securities                                                    24

         Item 4 - Submission of Matters to a Vote of Security Holders                                25

         Item 5 - Other Information                                                                  25

         Item 6 - Exhibits                                                                           25

SIGNATURES                                                                                           25

EXHIBIT INDEX                                                                                        26

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                                   (In thousands, except share data) (Unaudited)

                                                                                         As of            As of
ASSETS                                                                                 03/31/2006      12/31/2005
                                                                                      ------------    ------------
Cash and noninterest bearing balances due from banks                                  $     54,165    $     62,436
Interest bearing balances due from banks                                                     2,338             861
Federal funds sold                                                                               0           2,500
Available-for-sale securities, at fair value                                               617,581         576,242
Held-to-maturity securities, fair value of $82,761 at March 31, 2006,
   and $82,768 at December 31, 2005                                                         82,618          82,658
Loans and leases, net of unearned income and deferred costs and fees                     1,259,411       1,271,349
Less:  Reserve for loan/lease losses                                                        13,803          13,677
------------------------------------------------------------------------------------------------------------------
                                                                   Net Loans/Leases      1,245,608       1,257,672

Bank premises and equipment, net                                                            37,575          36,938
Corporate owned life insurance                                                              27,479          27,169
Goodwill                                                                                    16,704          12,286
Other intangible assets                                                                      3,146           2,160
Accrued interest and other assets                                                           45,483          45,948
------------------------------------------------------------------------------------------------------------------
                                                                       Total Assets   $  2,132,697    $  2,106,870
==================================================================================================================

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARIES AND SHAREHOLDERS' EQUITY
Deposits:
     Interest bearing:
          Checking, savings and money market                                          $    703,925         688,521
          Time                                                                             656,664         634,607
     Noninterest bearing                                                                   342,697         359,882
------------------------------------------------------------------------------------------------------------------
                                                                     Total Deposits      1,703,286       1,683,010

Federal funds purchased and securities sold under agreements to repurchase                 154,023         152,651
Other borrowings                                                                            66,160          63,673
Other liabilities                                                                           22,921          24,863
------------------------------------------------------------------------------------------------------------------
                                                                  Total Liabilities   $  1,946,390    $  1,924,197
------------------------------------------------------------------------------------------------------------------

Minority interest in consolidated subsidiaries                                               1,485           1,452

Shareholders' equity:
     Common Stock - par value $.10 per share: Authorized 15,000,000 shares;
       Issued: 9,062,915 at March 31, 2006; and 8,999,587 at December 31, 2005                 906             900
     Surplus                                                                               120,393         118,663
     Undivided profits                                                                      72,911          69,228
     Accumulated other comprehensive loss                                                   (8,062)         (6,308)
     Treasury stock, at cost - 54,609 shares at March 31, 2006,
       and 53,483 shares at December 31, 2005                                               (1,326)         (1,262)

------------------------------------------------------------------------------------------------------------------
                                                         Total Shareholders' Equity   $    184,822    $    181,221
------------------------------------------------------------------------------------------------------------------
                  Total Liabilities, Minority Interest in Consolidated Subsidiaries
                                                           and Shareholders' Equity   $  2,132,697    $  2,106,870
==================================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (In thousands, except per share data) (Unaudited)

                                                                                          Three months ended
                                                                                      03/31/2006     03/31/2005
                                                                                     ------------   ------------
INTEREST AND DIVIDEND INCOME
Loans                                                                                $     21,625   $     18,659
Balances due from banks                                                                        57             42
Federal funds sold                                                                              5             10
Available-for-sale securities                                                               6,614          5,710
Held-to-maturity securities                                                                   721            544
----------------------------------------------------------------------------------------------------------------
                                                Total Interest and Dividend Income         29,022         24,965
----------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits:
     Time certificates of deposits of $100,000 or more                                      2,944          1,199
     Other deposits                                                                         5,349          3,550
Federal funds purchased and securities sold under agreements to repurchase                  1,311          1,064
Other borrowings                                                                              699            729
----------------------------------------------------------------------------------------------------------------
                                                            Total Interest Expense         10,303          6,542
----------------------------------------------------------------------------------------------------------------
                                                               Net Interest Income         18,719         18,423
----------------------------------------------------------------------------------------------------------------
                                            Less:  Provision for loan/lease losses            459            452
----------------------------------------------------------------------------------------------------------------
                         Net Interest Income After Provision for Loan/Lease Losses         18,260         17,971
----------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Investment services income                                                                  2,746          1,383
Insurance commissions and fees                                                              2,204          1,854
Service charges on deposit accounts                                                         1,910          1,849
Card services income                                                                          690            603
Other service charges                                                                         609            629
Increase in cash surrender value of corporate owned life insurance                            306            253
Gains on sale of loans                                                                         34             42
Other income                                                                                  396            166
Net realized gain on available-for-sale securities                                              0              6
----------------------------------------------------------------------------------------------------------------
                                                          Total Noninterest Income          8,895          6,785
----------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salary and wages                                                                            8,277          6,806
Pension and other employee benefits                                                         2,346          2,024
Net occupancy expense of bank premises                                                      1,177          1,045
Furniture and fixture expense                                                                 942            904
Marketing expense                                                                             549            547
Professional fees                                                                             363            325
Software licenses and maintenance                                                             430            433
Cardholder expense                                                                            351            325
Amortization of intangible assets                                                             176            161
Other operating expense                                                                     3,300          2,648
----------------------------------------------------------------------------------------------------------------
                                                        Total Noninterest Expenses         17,911         15,218
----------------------------------------------------------------------------------------------------------------
                                     Income Before Income Tax Expense and Minority
                                             Interest in Consolidated Subsidiaries          9,244          9,538
----------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                                 33             33
                                                                Income Tax Expense          2,814          3,092
----------------------------------------------------------------------------------------------------------------
                                                                        Net Income   $      6,397   $      6,413
----------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share                                                             $       0.64   $       0.65

Diluted Earnings Per Share                                                           $       0.63   $       0.64
================================================================================================================

Per share data has been retroactively adjusted to reflect a 10% stock dividend approved on April 25, 2006, payable on May 15, 2006, to common shareholders of record on May 3, 2006.

See accompanying notes to unaudited condensed consolidated financial statements.

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (In thousands) (Unaudited)

                                                                                          Three months ended
                                                                                      03/31/2006      03/31/2005
                                                                                     ------------    ------------
OPERATING ACTIVITIES
Net income                                                                           $      6,397    $      6,413
Adjustments to reconcile net income to net cash
  provided by operating activities:
Provision for loan/lease losses                                                               459             452
Depreciation and amortization premises, equipment, and software                             1,026             924
Amortization of intangible assets                                                             176             161
Earnings from corporate owned life insurance                                                 (306)           (253)
Net amortization on securities                                                                432             475
Net realized gain on available-for-sale securities                                              0              (6)
Net gain on sale of loans                                                                     (34)            (42)
Proceeds from sale of loans                                                                 2,639           2,860
Loans originated for sale                                                                  (2,488)         (2,582)
Net gain on sale of bank premises and equipment                                               (20)              0
Tax benefit from stock option exercises                                                         0              22
Stock-Based compensation expense                                                              150               0
Increase in accrued interest receivable                                                      (654)           (578)
Increase in accrued interest payable                                                          358             441
Other, net                                                                                   (985)            290
-----------------------------------------------------------------------------------------------------------------
                                         Net Cash Provided by Operating Activities          7,150           8,577
-----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities                                  15,833          48,319
Proceeds from sales of available-for-sale securities                                            0          15,826
Proceeds from maturities of held-to-maturity securities                                     5,479           4,721
Purchases of available-for-sale securities                                                (60,495)        (77,619)
Purchases of held-to-maturity securities                                                   (5,471)         (6,372)
Net decrease (increase) in loans                                                           11,488         (21,699)
Proceeds from sale of banks premises and equipment                                             63               0
Purchases of bank premises and equipment                                                   (1,540)         (1,787)
Net cash used in acquisitions                                                              (2,565)              0
Other, net                                                                                     62               0
-----------------------------------------------------------------------------------------------------------------
                                             Net Cash Used in Investing Activities        (37,146)        (38,611)
-----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net decrease in demand, money market,
  and savings deposits                                                                     (1,781)        (47,295)
Net increase in time deposits                                                              22,057          92,622
Net increase (decrease) in securities sold under agreements
  to repurchase and Federal funds purchased                                                 1,372         (12,209)
Increase in other borrowings                                                                6,500           4,000
Repayment of other borrowings                                                              (4,092)           (284)
Cash dividends                                                                             (2,714)         (2,442)
Cash paid in lieu of fractional shares - 10% stock dividend                                     0             (13)
Common stock repurchased and returned to unissued status                                   (1,644)              0
Net proceeds from exercise of stock options                                                 1,004             106
-----------------------------------------------------------------------------------------------------------------
                                         Net Cash Provided by Financing Activities         20,702          34,485
-----------------------------------------------------------------------------------------------------------------

Net (Decrease) Increase in Cash and Cash Equivalents                                       (9,294)          4,451
Cash and cash equivalents at beginning of period                                           65,797          40,932
-----------------------------------------------------------------------------------------------------------------
Total Cash & Cash Equivalents at End of Period                                       $     56,503    $     45,383
=================================================================================================================

Supplemental Information:
     Cash paid during the year for:
          Interest                                                                   $      9,945    $      6,102
          Taxes                                                                             1,790           1,578
     Non-cash investing and financing activities:
     Fair value of non-cash assets acquired in purchase acquisitions                 $        805    $          0
     Fair value of liabilities assumed in purchase acquisitions                      $        899    $          0
     Fair value of shares issued for acquisitions                                    $      2,162    $          0

See accompanying notes to unaudited condensed consolidated financial statements.

                                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                            (In thousands, except share data) (Unaudited)

                                                                                        Accumulated
                                                                                           Other
                                              Common                      Undivided    Comprehensive      Treasury
                                              Stock         Surplus        Profits      Income (Loss)       Stock          Total
-----------------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 2005                $       816    $    75,837    $    94,522    $        871    ($     1,044)   $   171,002
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
    Net Income                                                                 6,413                                          6,413
    Other comprehensive loss                                                                  (5,572)                        (5,572)
                                                                                                                        -----------

            Total Comprehensive Income                                                                                          841
                                                                                                                        ===========

Cash dividends ($0.25 per share)                                              (2,442)                                        (2,442)
Exercise of stock options and related
    tax benefit (6,377 shares, net)                  1            127                                                           128
Effect of 10% stock dividend                        82         42,380        (42,462)                                             0
Directors deferred compensation plan
   (528 shares, net)                                               35                                            (35)             0
Cash paid in lieu of fractional shares
   (279 shares)                                                                  (13)                                           (13)

-----------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 2005                 $       899    $   118,379    $    56,018    ($     4,701)   ($     1,079)   $   169,516
===================================================================================================================================


-----------------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 2006                $       900    $   118,663    $    69,228    ($     6,308)   ($     1,262)   $   181,221
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
    Net Income                                                                 6,397                                          6,397
    Other comprehensive loss                                                                  (1,754)                        (1,754)
                                                                                                                        -----------
            Total Comprehensive Income                                                                                        4,643
                                                                                                                        ===========

Cash dividends ($0.27 per share)                                              (2,714)                                        (2,714)
Exercise of stock options and related
    tax benefit (44,290 shares, net)                 4          1,000                                                         1,004
Common stock repurchased and returned to
  unissued status (34,938 shares)                   (3)        (1,641)                                                       (1,644)
Directors deferred compensation plan
   (1,126 shares, net)                                             64                                            (64)             0
Compensation expense stock options                                150                                                           150
Shares issued for purchase acquisition
   (53,976 shares)                                   5          2,157                                                         2,162

-----------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 2006                 $       906    $   120,393    $    72,911    ($     8,062)   ($     1,326)   $   184,822
===================================================================================================================================

Per share data has been retroactively adjusted to reflect a 10% stock dividend approved on April 25, 2006, payable on May 15, 2006, to common shareholders of record on May 3, 2006.

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Headquartered in Ithaca, New York, Tompkins Trustco, Inc., ("Tompkins" or the "Company") is registered as a financial holding company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company conducts its business through its (i) three wholly-owned banking subsidiaries, Tompkins Trust Company, The Bank of Castile and The Mahopac National Bank ("Mahopac National Bank"), its (ii) wholly-owned insurance subsidiary, Tompkins Insurance Agencies, Inc., and its (iii) wholly-owned fee-based financial planning and management subsidiary, AM&M Financial Services, Inc. ("AM&M"). Unless the context otherwise requires, the term "Company" refers to Tompkins Trustco, Inc. and its subsidiaries. The Company's principal offices are located at The Commons, Ithaca, New York 14851, and its telephone number is (607) 273-3210. The Company's common stock is traded on the American Stock Exchange under the Symbol "TMP."

2. Basis of Presentation

The unaudited condensed consolidated financial statements included in this quarterly report have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. In the application of certain accounting policies management is required to make assumptions regarding the effect of matters that are inherently uncertain. These estimates and assumptions affect the reported amounts of certain assets, liabilities, revenues, and expenses in the unaudited condensed consolidated financial statements. Different amounts could be reported under different conditions, or if different assumptions were used in the application of these accounting policies. The accounting policies management consider critical in this respect are the determination of the reserve for loan/lease losses, and the expenses and liabilities associated with the Company's pension and post-retirement benefits.

In management's opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. On January 1, 2006, the Company began recognizing compensation expense for stock options with the adoption of Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised), "Share-Based Payment" ("SFAS No. 123(R)"). There have been no other significant changes to the Company's accounting policies from those presented in the 2005 Annual Report on Form 10-K.

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

On April 25, 2006, the Company's Board of Directors approved a 10% stock dividend payable on May 15, 2006, to holders of record of the Company's common stock on May 3, 2006. Earnings per share and dividends per share data contained in this Form 10-Q have been retroactively adjusted to reflect this 10% stock dividend.

3. Stock Plans and Stock-Based Compensation

The Company's 2001 Stock Option Plan, as amended, (the "Stock Option Plan") authorizes the grant of options to purchase up to 1,028,500 shares of the Company's common stock. The Board of Directors of Tompkins may grant stock options to officers, employees and certain other qualified individuals. Stock options are granted at an exercise price equal to the stock's fair market value at the date of grant, may not have a term in excess of ten years, and have vesting periods that range between one and seven years from the grant date. Prior to the adoption of the Stock Option Plan, the Company had similar stock option plans that authorized up to 597,861 shares of authorized but unissued common stock. These prior plans remain in effect solely with respect to unexercised options issued under these plans.

The following table presents the activity related to options under all plans for the three months ended March 31, 2006.

                                                              Weighted Average    Weighted Average           Aggregate
                                         Number of Shares       Exercise Price           Remaining     Intrinsic Value
                                                                                  Contractual Term
----------------------------------------------------------------------------------------------------------------------
Outstanding at January 1, 2006                    571,694       $        34.35
   Granted                                        213,150                46.63
   Exercised                                      (55,956)               25.99
   Forfeited                                       (1,000)               46.63
----------------------------------------------------------------------------------------------------------------------
Outstanding at March 31, 2006                     727,888                38.57                7.47      $    6,972,580
======================================================================================================================
Exercisable at March 31, 2006                     402,666       $        33.80                6.24      $    5,778,739
======================================================================================================================

The Company's policy is to issue original issue shares for stock options rather than treasury shares. The Company granted 213,150 options to its employees in the first quarter of 2006. No options were granted in the first quarter of 2005. The weighted average grant-date fair value of the options granted in 2006 was $12.63. The total intrinsic value, which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date of options exercised during the three months ended March 31, 2006 and 2005 was $1.2 million and $186,000, respectively.

As of March 31, 2006, unrecognized compensation cost related to unvested stock options totaled $2.9 million.

The amount of cash received from the exercise of stock options for the three months ended March 31, 2006 and 2005 was $899,000 and $106,000. The tax benefit realized from stock options exercised during the three months ended March 31, 2006 and 2005 was $105,000 and $22,000, respectively.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No 123 (Revised), "Share-Based Payment" ("SFAS No. 123(R)") on January 1, 2006, using the modified prospective method. Under this method, compensation costs recognized beginning in 2006 includes: (a) the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", and (b) the compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results from prior periods have not been restated. Prior to adoption of SFAS No. 123(R) on January 1, 2006, the Company applied Accounting Principles Board Opinion (APB Opinion) No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations in accounting for its stock option plan. Under APB No. 25, compensation expense is recognized only if the exercise price of the option is less than the fair value of the underlying stock at the grant date. Since the Company granted options with the exercise price equal to the fair value of the underlying stock at the grant date, there was no compensation expense recorded in net income in 2005.

In December 2005, the Compensation Committee of the Board of Directors of Tompkins approved the accelerated vesting of all then currently outstanding unvested stock options, except for those options issued to executive officers of Tompkins. The decision to accelerate the vesting, which was effective on December 27, 2005, was made primarily to reduce non-cash compensation expense that the Company would have recorded in its income statement in future periods upon the adoption of SFAS No. 123(R) in January 2006. The Compensation Committee believed it was in the best interest of its shareholders to accelerate the vesting of these options to eliminate compensation expense in future periods. It is expected that in 2006 Tompkins will not be required to recognize approximately $434,000, net of taxes, as a result of the accelerated vesting. Tompkins estimates that the accelerated vesting will result in lower compensation expense related to stock options of approximately $1.2 million, net of taxes, over the remaining vesting period of the affected options. The affected options were previously awarded to officers and employees under the Stock Option Plan. There is no change to the Company's compensation philosophy and all other terms and conditions applicable to such options, including the exercise prices and exercise periods, remain unchanged. No options held by executive vice presidents or chief executive officers were affected by the vesting acceleration. As a result of accelerated vesting, options to purchase up to 201,188 shares of common stock became immediately exercisable. In the absence of such, the options would have vested on dates ranging from April 18, 2006 to October 3, 2010.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to all outstanding and unvested awards in 2005.

                                                                          Three months ended
(In thousands except per share data)                                                 03/31/2005
-----------------------------------------------------------------------------------------------
Net Income:
   As reported                                                                     $      6,413
   Deduct:  Total stock-based employee compensation expense determined under
    fair value based method for all awards, net of all related tax effects                  219
-----------------------------------------------------------------------------------------------
   Pro forma                                                                       $      6,194
-----------------------------------------------------------------------------------------------

Basic earnings per share:
   As reported                                                                     $       0.65
-----------------------------------------------------------------------------------------------
   Pro forma                                                                               0.63
-----------------------------------------------------------------------------------------------

Diluted earnings per share:
   As reported                                                                     $       0.64
-----------------------------------------------------------------------------------------------
   Pro forma                                                                               0.62
===============================================================================================

Per share data has been retroactively adjusted to reflect a 10% stock dividend approved on April 25, 2006.


The Company uses the Black-Scholes option-valuation model to determine the fair value of each option at the date of grant. This valuation model estimates fair value based on the assumptions listed in the table below. The risk-free interest rate is the interest rate available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the share option at the time of grant. The expected dividend yield is based on dividend trends and the market price of the Company's stock price at grant. Volatility is largely based on historical volatility of the Company's stock price. Expected term is based upon historical experience of employee exercises and terminations as well as the vesting term of the grants.

                                                          2006            2005
-------------------------------------------------------------------------------
Risk-free interest rate                                   4.32%            N/A
Expected dividend yield                                   2.60%            N/A
Volatility                                               28.28%            N/A
Expected life (years)                                      6.5             N/A
===============================================================================

4. Earnings Per Share

The Company follows the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). Share and per share data have been retroactively adjusted to reflect a 10% dividend approved on April 25, 2006. A computation of Basic EPS and Diluted EPS for the three-month periods ending March 31, 2006 and 2005 is presented in the table below.

-------------------------------------------------------------------------------------------------------------
                                                                                       Weighted
                                                                                        Average        Per
Three months ended March 31, 2006                                       Net Income       Shares       Share
(In thousands except share and per share data)                          (Numerator)   (Denominator)   Amount
-------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to holders of common stock                            $      6,397      9,940,364   $   0.64

Effect of dilutive securities:
Stock options                                                                              137,794

Diluted EPS:
Income available to holders of common stock plus assumed conversions   $      6,397     10,078,158   $   0.63
=============================================================================================================

The effect of dilutive securities calculation for March 31, 2006 excludes stock options covering 256,685 shares of common stock because they are anti-dilutive.

-------------------------------------------------------------------------------------------------------------
                                                                                       Weighted
                                                                                        Average        Per
Three months ended March 31, 2005                                       Net Income       Shares       Share
(In thousands except share and per share data)                          (Numerator)   (Denominator)   Amount
-------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to holders of common stock                            $      6,413      9,848,797   $   0.65

Effect of dilutive securities:
Stock options                                                                              166,608

Diluted EPS:
Income available to holders of common stock plus assumed conversions   $      6,413     10,015,405   $   0.64
=============================================================================================================


5. Comprehensive Income
                                                                                 Three months ended
(In thousands)                                                                03/31/2006      03/31/2005
--------------------------------------------------------------------------------------------------------
Net income                                                                  $      6,397    $      6,413
--------------------------------------------------------------------------------------------------------

Net unrealized holding losses during the period                                   (1,754)         (5,568)
                                Memo: Pre-tax net unrealized holding loss         (2,923)         (9,280)

Reclassification adjustment for net realized gain on
     Available-for-sale securities                                                     0              (4)
                                           Memo: Pretax net realized gain              0              (6)
--------------------------------------------------------------------------------------------------------
Other comprehensive loss                                                          (1,754)         (5,572)
--------------------------------------------------------------------------------------------------------
Total comprehensive income                                                  $      4,643    $        841
========================================================================================================

6.  Employee Benefit Plans

The following table sets forth the amount of the net periodic benefit cost recognized by the Company for the Company's pension plan, post-retirement plan
(Life and Health), and supplemental employee retirement plans (SERP) including the following components: the service cost and interest cost; the expected return on plan assets for the period; the amortization of the unrecognized transitional obligation or transition asset; and the amounts of recognized gains and losses, prior service cost recognized, and gain or loss recognized due to settlement or curtailment, for.

Components of Net Period Benefit Cost

                                                   Pension Benefits            Life and Health            SERP Benefits
                                                  Three months ended          Three months ended        Three months ended
(In thousands)                                  03/31/2006    03/31/2005    03/31/2006   03/31/2005   03/31/2006   03/31/2005
-----------------------------------------------------------------------------------------------------------------------------
Service cost                                    $      450    $      377    $       13   $       50   $       45   $       32
Interest cost                                          465           434            64           81           99           99
Expected return on plan assets for the period         (690)         (660)            0            0            0            0
Amortization of transition (asset) liability             0             0            18           29            0            0
Amortization of prior service cost                     (33)          (33)            0            2           10           26
Amortization of net loss                               181           164             0            3           28           20
-----------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                       $      373    $      282    $       95   $      165   $      182   $      177
=============================================================================================================================


The Company amended its plan for post-retirement health benefits in 2005. For employees commencing employment after January 1, 2005, the Company will not contribute to post-retirement plan of benefits. Retirees and employees who were currently eligible to retire were unaffected by the amendments. Generally, all other current employees were eligible for Health Retirement Accounts (HRA's) with an initial balance equal to the amount of the Company's estimated current liability. Contributions to the plan will be limited to an annual contribution of 4% of the total HRA balances. Employees, upon retirement, will be able to utilize their HRA for qualified health costs and deductibles.

The Company previously disclosed in its audited consolidated financial statements for the year ended December 31, 2005, contained in the Company's Annual Report on Form 10-K, that although the Company was not required to contribute to the pension plan in 2006, it may voluntarily contribute to the pension plan in 2006. There was no contribution to the pension plan through the first three months of 2006.

7.  Financial Guarantees

Financial Accounting Standards Board ("FASB") Interpretation No. 45 (FIN No.
45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 requires certain disclosures and potential liability recognition for the fair value at issuance of guarantees that fall within its scope. Based upon management's interpretation of FIN No. 45, the Company currently does not issue any guarantees that would require liability recognition under FIN No. 45, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of March 31, 2006, the Company's maximum potential obligation under standby letters of credit was $23.6 million. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate losses as a result of these transactions.

8. Goodwill and Other Intangible Assets

On January 6, 2006, the Company completed its acquisition of AM&M Financial Services, Inc. (AM&M), a fee-based financial planning firm headquartered in Pittsford, New York. Under the terms of the Agreement and Plan of Merger dated November 21, 2005 by and between the Company and AM&M, the Company acquired all of the issued and outstanding shares of AM&M stock for an initial merger consideration of $2,375,000 in cash and 53,976 shares of Tompkins common stock. In addition to the merger consideration paid at closing, additional contingent amounts of up to $8.5 million (payable one-half in cash and one-half in Tompkins common stock) may be paid over a period of four years from closing, depending on the operating results of AM&M. The merger resulted in intangible assets of $4.7 million, including goodwill of $3.8 million, customer related intangible of $845,000, and a covenant-not-to-compete of $94,000. The customer related intangible and the covenant-not-to-compete are being amortized over 10 years and 6 years, respectively.

Effective March 1, 2006, Tompkins Insurance acquired the Farrell-Messler Agency, an insurance agency in Trumansburg, New York, in a cash transaction. The transaction resulted in goodwill of $667,000, customer related intangibles of $114,000 and a covenant-not-to-compete of $79,000. The covenant-not-to-compete and other identifiable intangibles are being amortized over 6 years.

9.  Accounting Pronouncements

On March 17, 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 156 permits entities to subsequently measure servicing rights at fair value and report changes in fair value in earnings rather than amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment or the need for an increased obligation as required under SFAS 140. Entities that elect to subsequently measure their servicing rights at fair value may no longer find it necessary to qualify for and apply the provisions of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," to achieve an income statement effect similar to the application of hedge accounting for instruments used to manage the effect of interest rate changes on servicing rights.

SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption of the Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements for any interim period of that fiscal year. Management does not expect the adoption to have a material impact on the Company's financial condition, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


BUSINESS

Tompkins Trustco, Inc. ("Tompkins" or the "Company") is a registered financial holding company incorporated in 1995 under the laws of the State of New York and its common stock is listed on the American Stock Exchange (Symbol: TMP). Tompkins is headquartered at The Commons, Ithaca, New York. Tompkins is the corporate parent of three community banks: Tompkins Trust Company ("Trust Company"), The Bank of Castile and The Mahopac National Bank ("Mahopac National Bank"); an insurance agency, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"); and a fee-based financial planning and wealth management, AM&M Financial Services, Inc. ("AM&M). Unless the context otherwise requires, the term "Company" refers collectively to Tompkins Trustco, Inc. and its subsidiaries.

Through its community bank subsidiaries, the Company provides traditional banking and related financial services, which constitute the Company's only reportable business segment. Banking services consist primarily of attracting deposits from the areas served by the community bank subsidiaries' 35 banking offices and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans (including commercial loans collateralized by real estate), and leases, and providing trust and investment related services. The Company's principal expenses are interest on deposits, interest on borrowings, and operating and general administrative expenses, as well as provisions for loan/lease losses. Funding sources, other than deposits, include borrowings, securities sold under agreements to repurchase, and cash flow from lending and investing activities. The Company provides trust and investment services through Tompkins Investment Services, a division of Trust Company, including investment management accounts, custody accounts, trusts, retirement plans and rollovers, estate settlement, and financial planning.

Tompkins Insurance is headquartered in Batavia, New York, and offers property and casualty insurance to individuals and businesses primarily in Western New York. Over the past several years, Tompkins Insurance has expanded its efforts to offer services to bank customers of the Company's community banking subsidiaries by sharing certain offices with The Bank of Castile. Tompkins Insurance has four stand-alone offices in Western New York and seven offices that it shares with The Bank of Castile. In the past two years, Tompkins Insurance has expanded its presence in Tompkins County with the acquisition of three insurance agencies in the county.

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

Other external factors affecting the Company's operating results are market rates of interest, the condition of financial markets, and both national and regional economic conditions. The interest rate environment of rising short-term rates and flat to lower longer-term rates has pressured the performance of the banking subsidiaries over the past several years. Growth in loans and deposits and well as continued efforts to expand its fee-based businesses has helped to offset the pressures of the current interest rate environment. The Company's community bank subsidiaries operate, in the aggregate, 35 banking offices, including one limited-service office, serving communities in many upstate New York markets. Economic climates in these markets vary by region. The Western New York market served by The Bank of Castile has been the most challenging in recent years, due to cutbacks and layoffs by some major employers in Rochester, New York. Conditions in this market appear to have recently improved. The economic climates in the Central New York markets served by Tompkins Trust Company and the lower Hudson Valley markets served by Mahopac National Bank remain favorable.

The following discussion is intended to provide the reader with an understanding of the consolidated financial condition and results of operations of Tompkins for the first quarter ended March 31, 2006. It should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, and the unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q.


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

Since the methodology is based upon historical experience and trends as well as management's judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, and changes in local property values. While management's evaluation of the reserve for loan/lease losses as of March 31, 2006, considers the reserve to be adequate, under adversely different conditions or assumptions, the Company would need to increase the reserve.

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

All accounting policies are important and the reader of the Company's financial statements should review these policies, described in Note 1 to the notes to consolidated financials statements to the Company's audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, to gain a greater understanding of how the Company's financial performance is reported.

OVERVIEW
For the quarter ended March 31, 2006, net income of $6.4 million was unchanged from the same period in 2005. Diluted earnings per share were $0.63 for the first quarter of 2006, compared to $0.64 for the same period in 2005. In addition to earnings per share, key performance measurements for the Company include return on average assets and return on average shareholders' equity. Return on average assets (ROA) for the quarter ended March 31, 2006, was 1.22% compared to 1.30% for the quarter ended March 31, 2005. Return on average shareholders' equity (ROE) for the first quarter of 2006 was 14.02%, compared to 15.14% for the same period in 2005. ROA and ROE were negatively affected by a compressed net interest margin.

A flattened yield curve and rising deposit rates contributed to a compressed net interest margin in the first quarter of 2006 compared to the first quarter of 2005. The effects of the compressed net interest margin was offset by growth in average loans and core deposits, including noninterest-bearing deposits, resulting in a 1.6% increase in net interest income. Noninterest income was up 31.1% in the first quarter of 2006 from the same period prior year, driven by growth in investment services income and insurance commissions and fees. The recent acquisition of AM&M contributed to the growth in these fee businesses. Noninterest expenses were up 17.7% over the first quarter of 2005, which includes higher compensation and benefit-related costs. Costs associated with certain strategic initiatives also contributed to higher costs in the first quarter of 2006, including: the March 2006 opening of our Southeast Office of Mahopac National Bank (our fifth full-service office in Putnam County); Tompkins Insurance's acquisition of the Farrell-Messler Agency in Trumansburg, New York in March 2006; and the recent expansion of retail brokerage services.

Asset quality for the first quarter 2006 improved when compared to the same period last year, with nonperforming assets decreasing to $3.9 million at March 31, 2006, from $6.6 million at March 31, 2005. The ratio of nonperforming assets to total assets improved from 0.33% at March 31, 2005, to 0.18% at March 31, 2006. Net charge-offs in the first quarter of 2006 were $333,000, compared to $81,000 in the first quarter of 2005.

RESULTS OF OPERATIONS

Net Interest Income
The Average Consolidated Balance Sheet and Net Interest Analysis included in this Quarterly Report on Form 10-Q illustrates the trend in average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. The Company earned taxable-equivalent net interest income of $19.5 million for the three months ended March 31, 2006, an increase of 2.0% over the same period in 2005. Taxable-equivalent net interest income benefited from growth in average earning assets, primarily loans, higher interest rates on loans, and growth in deposits, including noninterest bearing deposits.

Taxable-equivalent interest income was up $4.1 million or 16.1% for the first quarter of 2006 over the comparable period in 2005. The increase in taxable-equivalent interest income was primarily a result of higher loan yields and higher average loan volumes. Loan growth was primarily in the commercial real estate, commercial and industrial, and residential real estate portfolios. Loan yields on commercial and industrial loans, and commercial real estate loans benefited from increases in benchmark market interest rates. During the first quarter, the prime interest rate increased by 50 basis points to 7.75%, which is 200 basis points higher than the prime interest rate of 5.75% in the first quarter of 2005. Home equity loan yields were also higher as initial introductory rates repriced to fully indexed rates. The average yield on interest-bearing assets increased 54 basis points to 6.15% for the three months ended March 31, 2006, from the same period in 2005.

Average earning assets for the first quarter of 2006 increased by $109.2 million, or 5.9% over the same period in 2005. Growth in average earning assets was concentrated in commercial and residential lending products. Average total loans grew by $80.5 million, which included a $40.0 million increase in average commercial real estate loans, a $19.2 million increase in average residential real estate loans, and a $30.5 million increase in average commercial loans. Average commercial lending products represented 53.8% of average total loans at March 31, 2006, compared to 50.5% at March 31, 2005. Consumer loans and direct financing leases were down by $3.0 million and $6.2 million, respectively. The growth in the loan portfolio occurred across the Company's banking subsidiaries and is partially attributable to the new markets served by the four banking offices opened over the past three years. Average securities (excluding changes in unrealized gains and losses on available-for-sale securities) for the first quarter of 2006 were up $31.6 million over the same period in 2005, while average liquid assets (Federal funds sold and interest-bearing bank balances) were down $3.0 million over the same period. These short-term liquid assets were used to support loan growth.

Increases in taxable-equivalent interest income were partially offset by higher funding costs driven by the increase in short-term market interest rates and competitive market conditions. The average cost of interest-bearing liabilities increased 88 basis points to 2.66% for the three months ended March 31, 2006, from the same period in 2005.

Core deposits (total deposits, less brokered deposits, municipal money market deposits, and time deposits of $100,000 or more) supported the growth in average assets in the first three months of 2006 over the same period in 2005. Average core deposits for the three months ended March 31, 2006, increased by $30.3 million, or 2.5%, from an average balance of $1.2 billion for the first three months of 2005. Core deposits represent the Company's largest and lowest cost funding source, with average core deposits representing 64.0% of average liabilities for the first three months of 2006. This compares to 66.2% for the same period in 2005. Growth in average core deposits included a $23.0 million or 7.4% increase in noninterest-bearing deposits. Recent additions to the Company's branch network contributed to the growth in deposits. The cost of interest-bearing deposits increased to 2.49% for the first quarter of 2006, from 1.51% from the first quarter of 2005, largely driven by rising market rates for short-term financial instruments.

Non-core funding sources, which include time deposits of $100,000 or more, brokered deposits, municipal money market deposits, Federal funds purchased, securities sold under agreements to repurchase ("repurchase agreements"), and other borrowings provided additional sources of funding to support asset growth. Average balances on these non-core funding sources for the first quarter of 2006 were up by $73.3 million over average balances for the first quarter of 2005. This net increase reflects significant growth in time deposits of $100,000 or more, which was partially offset by declines in municipal money market deposits, and repurchase agreements with the Federal Home Loan Bank. Average time deposits of $100,000 or more for the first quarter of 2006 were up $107.8 million or 56.2% from the same period in 2005. The increase in market interest rates and competitive market conditions led to an increase in the interest rates offered on most time deposit categories. The average cost of time deposits of $100,000 or more increased to 3.98% for the quarter ended March 31, 2006 from 2.54% for the quarter ended March 31, 2005.

The Company's taxable-equivalent net interest spread, which represents the difference between the average rate earned on earnings assets and the average rate paid on interest bearing liabilities, decreased by 34 basis points from 3.83% for the first quarter of 2005 to 3.49% for the first quarter of 2006. Growth in noninterest bearing deposits over the same period helped offset some of the effects of the narrowing interest rate spread. The taxable-equivalent net interest margin decreased from 4.18% in the first quarter of 2005 to 4.02% in the first quarter of 2006.

Provision for Loan/Lease Losses
The provision for loan/lease losses represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses at an adequate level. Management has developed a model to measure the amount of estimated loan loss exposure inherent in the loan portfolio to ensure that an adequate reserve is maintained. For the first quarter of 2006, the provision for loan/lease losses was $459,000, compared to $452,000 for the same period in 2005. Net charge-offs were $333,000 for the first quarter of 2006 compared to $81,000 for the first quarter of 2005. Nonperforming loans and leases were $3.9 million, or 0.25% of total loans and leases at March 31, 2006, compared to $6.2 million, or 0.52% of total loans and leases at March 31, 2005. The reserve for loan/lease losses as a percentage of period end loans was 1.10% at March 31, 2006, compared 1.08% at March 31, 2005.

Noninterest Income
Management considers noninterest income an important driver of long-term revenue growth and a way to reduce earnings volatility that may result from changes in general market interest rates. Noninterest income for the three months ended March 31, 2006, was $8.9 million, an increase of 31.1% from the same period in 2005. For the first quarter of 2006, noninterest income represented 32.2% of total revenue, compared to 26.9% for the same period in 2005. The primary components of noninterest income are fees from investment services; which includes: trust services, financial planning, wealth management services, and brokerage related services; insurance commissions and fees; service charges on deposit accounts; and card services income. These categories were all up in the first quarter of 2006 over the same period in 2005.

Investment services income and insurance commissions and fees benefited from the acquisition of AM&M (a fee-based financial planning and wealth management company) on January 6, 2006, and the acquisition of Farrell-Messler (an insurance agency) on March 3, 2006.

Investment services income was $2.7 million in the first quarter of 2006, which is up 98.6% over the same period in 2005. Investment services reflects income from Tompkins Investment Services and AM&M. AM&M contributed $1.2 million to the growth in first quarter investment services income. AM&M provides fee-based financial planning services, wealth management services, and brokerage services to independent financial planners and investment advisors.

Tompkins Investment Services income was $1.5 million in the first quarter of 2006, an increase of $133,000 or 9.6% over the same period in 2005. With fees largely based on the market value and mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The market value of assets managed by, or in custody of, Tompkins Investment Services was $1.6 billion at March 31, 2006, up 4.6% from $1.5 billion at March 31, 2005. These figures include $476.3 million and $442.4 million, respectively, of Company-owned securities where Tompkins Investment Services is custodian. Tompkins Investment Services generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing investments in employee benefits plans. Services are primarily provided to customers in the Trust Company's market area of Tompkins County; however, Tompkins Investment Services representatives also serve clients in The Bank of Castile and Mahopac National Bank markets. Trends for new business in trust and investments services remain positive. The number of accounts increased by 8.2% between March 31, 2006 and March 31, 2005.

Insurance commissions and fees were $2.2 million for the first three months of 2006, up 18.8% from the $1.9 million for the same period in 2005. The growth was mainly in commercial lines revenue as well as an increase in profit-sharing commissions from insurance underwriters. The acquisition of AM&M also contributed approximately $136,000 to the increase in insurance commissions and fees. AM&M offers customized risk management plans using life, disability and long-term care insurance products. Tompkins Insurance's acquisition of Farrell-Messler, an insurance agency in Ithaca, New York, in March 2006 also contributed to the growth in commissions in the quarter.

Service charges on deposit accounts of $1.9 million for the first three months of 2006 were up 3.3% compared to the same period in 2005. The largest component of this category is overdraft fees, which is largely driven by customer activity. A key factor affecting overdraft income is check volume, which has been trending downward as a result of increased debit card volumes and other electronic payment methods.

Card services income of $690,000 for the three months ended March 31, 2006, was up 14.4% from the $603,000 earned in the first three months of 2005. The increase in income over prior year was concentrated in debit card income and reflects an increased number of cardholders, higher transaction volume and fee increases. This is a highly competitive business with many large national competitors.

Other service charges were $609,000 for the first quarter of 2006 compared to $629,000 for the same period in 2005. The decrease is primarily the result of the sale of the Company's merchant card processing business in the fourth quarter of 2005. Merchant card processing income was $69,000 in the first quarter of 2005, compared to $42,000 in the first quarter of 2006. As the transition of the merchant card processing business is expected to be completed in the second quarter of 2006, this revenue line will substantially go away.

Noninterest income for the first three months of 2006 includes $306,000 of income relating to increases in the cash surrender value of corporate owned life insurance (COLI). This compares to $253,000 for the same period in 2005. The COLI relates to life insurance policies covering certain senior officers of the Company. The Company's average investment in COLI was $27.3 million for the three-month period ended March 31, 2006, compared to $24.1 million for the same period in 2005. Although income associated with the insurance policies is not included in interest income, the COLI produced a tax-equivalent return of 7.57% for the first three months of 2006, compared to 7.10% for the same period in 2005.

Other income for the first quarter of 2006 was up $230,000 over the same period in 2005. The addition of AM&M contributed $112,000 to the increase in other income. In addition, the Company has an investment in a small business investment company, Cephas Capital Partners, L.P. For the first quarter 2006, the Company recognized income of $90,000 attributable to its investment in Cephas compared to $40,000 for the first quarter of 2005.

Noninterest Expenses
Total noninterest expenses were $17.9 million for the first three months of 2006, an increase of 17.7% over noninterest expenses of $15.2 million for the same period in 2005. The addition of AM&M contributed approximately $1.3 million of the $2.7 million increase in noninterest expenses, the majority of which is included in personnel related expenses ($710,000), premises and fixed assets ($87,000) and other operating expenses ($262,000).

Personnel-related expenses comprise the largest segment of noninterest expense, representing 59.3% of noninterest expense for the first three months of 2006 compared to 58.0% of noninterest expense for the first three months of 2005. The 20.3% increase in personnel-related expenses year-over-year was primarily a result of higher salaries and wages related to an increase in average full time equivalent employees (FTEs), from 582 at March 31, 2005, to 648 at March 31, 2006, and annual salary adjustments. The increase in average FTEs is primarily a result of the acquisition of AM&M, and staffing requirements at the Company's newer offices and the recent insurance agency acquisition by Tompkins Insurance in 2006. Compensation costs increased by $150,000 due to the expensing of stock options required by the Company's adoption of Statement of Financial Accounting Standard No. 123 (Revised) "Share-Based Payment" on January 1, 2006. Refer to
Note 3 "Stock Plans and Stock-Based Compensation" to the Notes to Unaudited Condensed Consolidated Financial Statements for additional details on the impact of the adoption of SFAS No. 123(R). Healthcare and pension expenses were also up over the same period in 2005.

Expenses related to bank premises and furniture and fixtures totaled $2.1 million for the first three months of 2006, an increase of 8.7% over the same period last year. Additions to the Company's branch network, the acquisition of AM&M, as well as higher real estate taxes, insurance and utility costs contributed to the increased expenses for bank premises and furniture and fixtures year-over-year.

Other noninterest expenses amounted to $3.3 million in the three-month period ended March 31, 2006, compared to $2.6 million for the same period in 2005. The acquisition of AM&M contributed approximately $262,000 to the increase in this category. The increase was in numerous expense categories including business development, postage, corporate donations, printing and supplies, legal fees, education and training, and loss on sale of other real estate.

Income Tax Expense
The provision for income taxes provides for Federal and New York State income taxes. The provision for the three months ended March 31, 2006, was $2.8 million, compared to $3.1 million for the same period in 2005. The Company's effective tax rate for the first three months of 2006 was 30.4%, compared to 32.4% for the same period in 2005. The decrease in the effective rate in 2006 compared with 2005 is due to higher levels of tax-advantaged income, such as income from investments in municipal bonds in addition to economic zone credits.


FINANCIAL CONDITION
The Company's total assets were $2.1 billion at March 31, 2006, representing an increase of $25.8 million over total assets reported at December 31, 2005. Asset growth included a $41.3 million increase in the carrying value of securities. Total loans decreased by $11.9 million, while cash and cash equivalents decreased by $9.3 million. The increase in securities and decrease in cash and equivalents reflects the reinvestment of proceeds from securities sales at year-end 2005 in early 2006. Deposits were up $20.3 million in the first three months of 2006, to $1.7 billion at March 31, 2006.


Capital
Total shareholders' equity totaled $184.8 million at March 31, 2006, an increase of $3.6 million from December 31, 2005. Surplus increased by $1.7 million, from $118.7 million at December 31, 2005, to $120.4 million at March 31, 2006; while undivided profits increased $3.7 million from $69.2 million at December 31, 2005, to $72.9 million at March 31, 2006 and accumulated other comprehensive loss widened $1.8 million over the same period. The increase in surplus reflects proceeds from shares issued for stock option exercises and shares issued in connection with the acquisition of AM&M. The increase in accumulated other comprehensive loss relates to an increase in unrealized losses on available-for-sale securities largely due to continued increases in short-term market interest rates.

Cash dividends paid in the first three months of 2006 totaled approximately $2.7 million, representing 42.4% of year-to-date earnings. Cash dividends of $0.27 per share paid during the first quarter of 2006 were up 8.0% over the $0.25 per share paid during the same period in 2005. The Company's Board of Directors approved a 10% stock dividend on April 25, 2006. Dividends per share amounts included in this Form 10-Q were retroactively adjusted to reflect the 10% stock dividend approved on April 25, 2006.

On July 27, 2004, the Company's Board of Directors approved a stock repurchase plan (the "2004 Plan") to replace the expiring 2002 Plan. The 2004 Plan authorizes the repurchase of up to 440,000 shares of the Company's outstanding common stock over a two-year period. During the first quarter of 2006, 34,938 shares were repurchased at an average price of $47.08. As of March 31, 2006, remaining shares available for repurchase under the 2004 Plan were 383,078.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and its subsidiaries meet all capital adequacy requirements to which they are subject. The table below reflects the Company's capital position at March 31, 2006, compared to the regulatory capital requirements for "well capitalized" institutions.

REGULATORY CAPITAL ANALYSIS - March 31, 2006
--------------------------------------------------------------------------------------------------------
                                                               Actual               Well Capitalized
                                                                                       Requirement
(Dollar amounts in thousands)                            Amount        Ratio        Amount         Ratio
--------------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets)              $  189,491         13.8%   $  136,931         10.0%
Tier I Capital (to risk weighted assets)             $  175,688         12.8%   $   82,159          6.0%
Tier I Capital (to average assets)                   $  175,688          8.3%   $  105,277          5.0%
========================================================================================================

As illustrated above, the Company's capital ratios on March 31, 2006, remain well above the minimum requirement for well capitalized institutions. As of March 31, 2006, the capital ratios for each of the Company's subsidiary banks also exceeded the minimum levels required to be considered well capitalized.


Reserve for Loan/Lease Losses and Nonperforming Assets
Management reviews the adequacy of the reserve for loan/lease losses (the "reserve") on a regular basis. Management considers the accounting policy relating to the reserve to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the reserve required to cover credit losses in the Company's portfolio and the material effect that assumption could have on the Company's results of operations. Factors considered in determining the adequacy of the reserve and the related provision include: management's approach to granting new credit; the ongoing monitoring of existing credits by the internal and external loan review functions; the growth and composition of the loan and lease portfolio; the level and trend of market interest rates; comments received during the course of regulatory examinations; current local economic conditions; past due and nonperforming loan statistics; estimated collateral values; and a historical review of loan and lease loss experience. Based upon consideration of the above factors, management believes that the reserve is adequate to provide for the risk of loss inherent in the current loan and lease portfolio. Activity in the Company's reserve for loan/lease losses during the first three months of 2006 and 2005 is illustrated in the table below.

ANALYSIS OF THE RESERVE FOR LOAN/LEASE LOSSES  (In thousands)
------------------------------------------------------------------------------------------------------------
                                                                          March 31, 2006      March 31, 2005
------------------------------------------------------------------------------------------------------------
Average Loans and Leases Outstanding Year to Date                           $  1,264,339        $  1,183,797
------------------------------------------------------------------------------------------------------------
Beginning Balance                                                                 13,677              12,549
------------------------------------------------------------------------------------------------------------
Provision for loan/lease losses                                                      459                 452
     Loans charged off                                                              (442)               (265)
     Loan recoveries                                                                 109                 184
------------------------------------------------------------------------------------------------------------
Net charge-offs                                                                     (333)                (81)
------------------------------------------------------------------------------------------------------------
Ending Balance                                                              $     13,803        $     12,920
============================================================================================================

The reserve represented 1.10% of total loans and leases outstanding at March 31, 2006, up from 1.08% at March 31, 2005. The reserve coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) increased from 2.09 times at March 31, 2005, to 4.3 times at March 31, 2006. Management is committed to early recognition of loan problems and to maintaining an adequate reserve.

The level of nonperforming assets at March 31, 2006, and 2005, is illustrated in the table below. Nonperforming assets of $3.9 million as of March 31, 2006, reflect a decrease of $2.7 million from $6.6 million as of March 31, 2005. The current level of nonperforming assets was 0.18% of total assets at March 31, 2006, compared to 0.33% at March 31, 2005. Approximately $227,000 of nonperforming loans at March 31, 2006, were secured by U.S. Government guarantees, while $784,000 were secured by one-to-four family residential properties.

Potential problem loans/leases are loans/leases that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans/leases as nonperforming at some time in the future. Management considers loans/leases classified as Substandard that continue to accrue interest to be potential problem loans/leases. At March 31, 2006, the Company's internal loan review function had identified 33 commercial relationships totaling $19.6 million, which it has classified as Substandard, which continue to accrue interest. As of December 31, 2005, the Company's internal loan review function had classified 34 commercial relationships as Substandard totaling $20.0 million, which continue to accrue interest. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in aggregate, give management reason to believe that the current risk exposure on these loans is not significant. At March 31, 2006, approximately $3.9 million of these loans were backed by guarantees of U.S. government agencies. While in a performing status as of March 31, 2006, these loans exhibit certain risk factors, which have the potential to cause them to become nonperforming in the future. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.


NONPERFORMING ASSETS (In thousands)
--------------------------------------------------------------------------------------------------------
                                                                       March 31, 2006    March 31, 2005
--------------------------------------------------------------------------------------------------------
Nonaccrual loans and leases                                              $      3,055      $      6,000
Loans past due 90 days and accruing                                               105                 6
Troubled debt restructuring not included above                                     50               185
--------------------------------------------------------------------------------------------------------
     Total nonperforming loans                                                  3,210             6,191
--------------------------------------------------------------------------------------------------------
Other real estate, net of allowances                                              673               359
--------------------------------------------------------------------------------------------------------
     Total nonperforming assets                                          $      3,883      $      6,550
--------------------------------------------------------------------------------------------------------
Total nonperforming loans/leases as a percent of total loans/leases              0.25%             0.52%
--------------------------------------------------------------------------------------------------------
Total nonperforming assets as a percentage of total assets                       0.18%             0.33%
========================================================================================================

Deposits and Other Liabilities
Total deposits of $1.7 billion at March 31, 2006 were up $20.3 million, or 1.2%, from December 31, 2005. The majority of the growth was in time deposits of $100,000 or more as the rates on certain of these deposit accounts moved higher. The rise in short-term market interest rates has led to competitive pressure to increase rates on time deposits, resulting in consumers and businesses moving excess funds from savings and money markets into time deposits. Core deposits, defined as total deposits less time deposits of $100,000 or more, brokered time deposits, and municipal money market deposits, which represent the Company's primary funding source, were down 1.0% from year-end 2005. Core deposits totaled $1.2 billion at March 31, 2006, and represented 63.5% of total liabilities. This compares to core deposits of $1.2 billion, representing 64.9% of total liabilities at December 31, 2005.
Non-core funding sources for the Company totaled $688.0 million at March 31, 2006, up from $651.0 million at December 31, 2005. Non-core funding at March 31, 2006 included municipal deposits, time deposits of $100,000 or more, term advances and securities sold under agreements to repurchase ("repurchase agreements") with the Federal Home Loan Bank (FHLB), and retail repurchase agreements.

The growth in non-core funding between December 31, 2005, and March 31, 2006 was concentrated in municipal money market accounts and time deposits of $100,000 or more. Municipal money market deposits were up $18.6 million to $115.9 million at March 31, 2006, while time deposits of $100,000 or more were up $14.4 million to $310.2 million at March 31, 2006. The growth in times deposits of $100,000 or more was primarily due to an increase in interest rates on certain time deposit products resulting from competitive pressures and rising market interest rates.

The Company's liability for repurchase agreements amounted to $154.0 million at March 31, 2006, which is up slightly from $152.7 million at December 31, 2005. Included in repurchase agreements at March 31, 2006, were $82.0 million in Federal Home Loan Bank ("FHLB") repurchase agreements and $72.0 million in retail repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date.

The Company's other borrowings include amounts owed to the FHLB. The Company increased its other borrowings from the FHLB by $2.5 million, to $66.2 million at March 31, 2006, from $63.7 million at year-end 2005.

Included in the $148.2 million in term advances and repurchase agreements with the FHLB are $94.0 million of callable advances. The advances have call dates between 2006 and 2010 and are callable if certain conditions are met.

Liquidity
Liquidity represents the Company's ability to efficiently and economically accommodate decreases in deposits and other liabilities, and fund increases in assets. The Company uses a variety of resources to meet its liquidity needs, which include cash and cash equivalents, short-term investments, cash flow from lending and investing activities, deposit growth, repurchase agreements, and borrowings. The Company may also use borrowings as part of a growth strategy. The Company's Asset Liability Management Committee reviews periodic reports on liquidity and interest rate sensitivity.

Cash and cash equivalents totaled $56.5 million as of March 31, 2006, down from $65.8 million at December 31, 2005. Short-term investments, consisting of securities due in one year or less, increased from $40.5 million at December 31, 2005, to $49.1 million on March 31, 2006. The Company also pledges securities as collateral for certain non-core funding sources. Securities carried at $516.8 million at December 31, 2005, and $575.4 million at March 31, 2006, were pledged as collateral for public deposits or other borrowings, and pledged or sold under agreements to repurchase. Pledged securities represented 82.2% of total securities as of March 31, 2006, compared to 78.4% as of December 31, 2005.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $333.1 million at March 31, 2006 compared with $321.2 million at December 31, 2005. Using current prepayment assumptions, cash flow from the investment portfolio is estimated to be approximately $136.8 million over the next 12 months. Investments in residential mortgage loans, consumer loans, and leases totaled approximately $580.4 million at March 31, 2006. as compared to $587.4 million at December 31, 2005. Aggregate amortization from monthly payments on these loan assets provides significant additional cash flow to the Company.

Core deposits are a primary funding source and represent a low cost funding source obtained primarily through the Company's branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $100,000 or more, brokered time deposits, municipal money market accounts, securities sold under agreements to repurchase and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources, as a percentage of total liabilities, increased from 33.8% at December 31, 2005 to 35.3% at March 31, 2006. The increase in the dollar volume of non-core funding was concentrated in municipal money market deposits and time deposits of $100,000 or more. Rates on these products have moved up due to higher market interest rates and competitive market conditions.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At March 31, 2006, the unused borrowing capacity on established lines with the FHLB was $390.1 million. As members of the FHLB, the Company's subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At March 31, 2006, total unencumbered residential mortgage loans of the Company were $289.9 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

The Company has not identified any trends or circumstances that are reasonably likely to result in material increases or decreases in liquidity in the near term.

Item 3.           Quantitative and Qualitative Disclosure About Market Risk

Interest rate risk is the primary market risk category associated with the Company's operations. Interest rate risk refers to the volatility of earnings caused by changes in interest rates. The Company manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time. The simulation models are used to estimate the potential effect of interest rate shifts on net interest income for future periods. Each quarter the Asset/Liability Management Committee reviews the simulation results to determine whether the exposure of net interest income to changes in interest rates remains within board-approved levels. The Committee also considers strategies to manage this exposure and incorporates these strategies into the investment and funding decisions of the Company. The Company does not use derivatives, such as interest rate swaps, to manage its interest rate risk exposure.

The Company's Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 200 basis point change in rates. Based upon the simulation analysis performed as of March 31, 2006, a 200 basis point upward shift in interest rates over a one-year time frame would result in a one-year decline in net interest income of approximately 3.76%, while a 200 basis point decline in interest rates over a one-year period would result in a decrease in net interest income of 2.59%. This simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

The negative exposure in a rising rate environment is mainly driven by the repricing assumptions of the Company's core deposit base and the lag in the repricing of the Company's adjustable rate assets. Longer-term, the impact of a rising rate environment is positive as the asset base continues to reset at higher levels, while the repricing of the rate sensitive liabilities moderates. The negative exposure in the 200 basis point decline scenario results from the Company's assets repricing downward more rapidly than the rates on the Company's interest-bearing liabilities, mainly deposits. However, with the recent increase in time deposit rates there is some room to lower rates on these deposits should market rates move lower. The Company's most recent base case simulation, which assumes interest rates remain unchanged from the date of the simulation, reflects a relatively flat net interest margin during 2006.

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

The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of March 31, 2006. The analysis reflects sensitivity to rising interest rates in all repricing intervals shown.

Condensed Static Gap - March 31, 2006                                           Repricing Interval

                                                                                                                     Cumulative
(Dollar amounts in thousands)                        Total         0-3 months       3-6 months      6-12 months       12 months
----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets                            $  1,975,397   $    474,029     $     84,731     $    158,987     $    717,747
Interest-bearing liabilities                          1,580,773        653,717          136,962          246,083     $  1,036,762
----------------------------------------------------------------------------------------------------------------------------------
Net gap position                                                      (179,688)         (52,231)         (87,096)        (319,015)
----------------------------------------------------------------------------------------------------------------------------------
Net gap position as a percentage of total assets                         (8.43%)          (2.45%)          (4.08%)         (14.96%)
==================================================================================================================================

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2006. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this Report on Form 10-Q the Company's disclosure controls and procedures were effective in providing reasonable assurance that any information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that material information relating to the Company and its subsidiaries is made known to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the Company's first quarter ended March 31, 2006, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                 Average Consolidated Balance Sheet and Net Interest Analysis

                                                        Year to Date Period Ended              Year to Date Period Ended
                                                                 Mar-06                                 Mar-05
-----------------------------------------------------------------------------------------------------------------------------
                                                    Average                               Average
                                                    Balance                   Average     Balance                   Average
(Dollar amounts in thousands)                        (YTD)      Interest    Yield/Rate     (YTD)       Interest    Yield/Rate
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
     Certificates of deposit with other banks     $    5,780   $       57        4.00%   $    7,465   $       42        2.28%
     Securities (1)
         U.S. Government Securities                  538,855        5,826        4.38%      525,201        5,103        3.94%
         State and municipal (2)                     131,049        1,903        5.89%      113,372        1,595        5.71%
         Other Securities (2)                         23,120          320        5.61%       22,860          167        2.96%
                                                  ---------------------------------------------------------------------------
         Total securities                            693,024        8,049        4.71%      661,433        6,865        4.21%
     Federal Funds Sold                                  456            5        4.45%        1,737           10        2.57%
     Loans, net of unearned income (3)
          Real Estate                                851,336       13,710        6.53%      792,171       12,011        6.15%
          Commercial Loans (2)                       302,373        5,864        7.87%      271,823        4,331        6.46%
          Consumer Loans                              97,889        1,900        7.87%      100,890        2,068        8.31%
          Direct Lease Financing                      12,741          195        6.21%       18,913          312        6.69%
                                                  ---------------------------------------------------------------------------
          Total loans, net of unearned income      1,264,339       21,669        6.95%    1,183,797       18,722        6.41%
                                                  ---------------------------------------------------------------------------
          Total interest-earning assets            1,963,599       29,780        6.15%    1,854,432       25,639        5.61%
                                                  ---------------------------------------------------------------------------

Other assets                                         155,063                                142,270

                                                  ----------                             ----------
          Total assets                            $2,118,662                             $1,996,702
                                                  ==========                             ==========

-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES & SHAREHOLDERS' EQUITY EQUITY
Deposits
     Interest-bearing deposits
          Interest bearing checking, savings,
             & money market                          705,709        2,341        1.35%      770,208        1,607        0.85%
          Time Dep > $100,000                        299,616        2,944        3.98%      191,784        1,199        2.54%
          Time Dep < $100,000                        304,682        2,575        3.43%      276,038        1,644        2.42%
          Brokered Time Dep < $100,000                40,941          433        4.29%       41,001          299        2.96%
                                                  ---------------------------------------------------------------------------
          Total interest-bearing deposits          1,350,948        8,293        2.49%    1,279,031        4,749        1.51%

Federal funds purchased & securities sold under
          agreements to repurchase                   157,469        1,311        3.38%      150,270        1,064        2.87%
Other borrowings                                      63,956          699        4.43%       62,377          729        4.74%
                                                  ---------------------------------------------------------------------------
     Total interest-bearing liabilities            1,572,373       10,303        2.66%    1,491,678        6,542        1.78%

Noninterest bearing deposits                         333,883                                310,903
Accrued expenses and other liabilities                25,822                                 20,883
                                                  ----------                             ----------
     Total liabilities                             1,932,078                              1,823,464

Minority Interest                                      1,466                                  1,470

Shareholders' equity                                 185,118                                171,768
                                                  ----------                             ----------
     Total liabilities and shareholders' equity   $2,118,662                             $1,996,702
                                                  ==========                             ==========
Interest rate spread                                                             3.49%                                  3.83%
                                                               -----------------------                -----------------------
  Net interest income/margin on earning assets                 $   19,477        4.02%                $   19,097        4.18%

Tax equivalent adjustment                                            (758)                                  (674)
                                                               ----------                             ----------
  Net interest income per consolidated
       financial statements                                    $   18,719                             $   18,423
=============================================================================================================================

(1) Average balances and yields exclude unrealized gains and losses on available-for-sale securities.
(2) Interest income includes the effects of taxable-equivalent adjustments using a blended Federal and State income tax rate of 40% to increase tax exempt interest income to a taxable-equivalent basis.
(3) Nonaccrual loans are included in the average loans totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in
     Note 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  None

Item 1A. Risk Factors

                  There has not been any material change in the risk factors disclosure from that contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table includes all Company repurchases made on a monthly basis during the period covered by this Quarterly Report on Form 10-Q, including those made pursuant to publicly announced plans or programs.

----------------------------------------------------------------------------------------------------------------------------
                                                                                                         Maximum Number (or
                                                                                                         Approximate Dollar
                                                                               Total Number of Shares     Value) of Shares
                                                                                Purchased as Part of      that May Yet Be
                                   Total Number of       Average Price Paid      Publicly Announced     Purchased Under the
                                   Shares Purchased          Per Share           Plans or Programs       Plans or Programs
           Period                        (a)                    (b)                     (c)                      (d)
----------------------------------------------------------------------------------------------------------------------------
January 1, 2006 through
January 31, 2006                                1,656         $       44.88                         0               418,016

February 1, 2006 through
February 28, 2006                              12,942                 46.25                    12,788               405,228

March 1, 2006 through
March 31, 2006                                 22,150                 47.57                    22,150               383,078

----------------------------------------------------------------------------------------------------------------------------
Total                                          36,748         $       46.98                    34,938               383,078
----------------------------------------------------------------------------------------------------------------------------

On July 28, 2004, the Company announced the Company's current stock repurchase plan (the "Plan") approved by the Company's Board of Directors on July 27, 2004. The Plan authorizes the repurchase of up to 440,000 of Tompkins common stock over a two-year period. To date, 56,922 shares have been repurchased at an average cost of $44.65.

Included above are 1,656 shares purchased in January 2006 at an average cost of $44.88 and 154 shares purchased in February 2006 at an average cost of $47.38 by the trustee of the rabbi trust established by the Company under the Company's Stock Retainer Plan For Eligible Directors of Tompkins Trustco, Inc., and Participating Subsidiaries and were part of the director deferred compensation under that plan. Shares purchased under the rabbi trust are not part of the Board approved stock repurchase plan.

As part of the Company's acquisition of AM&M in the first quarter of 2006, the Company issued 53,976 shares of Tompkins common stock pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.


Item 3.           Defaults Upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  No matters were submitted to a vote of the Company's shareholders during the first quarter of fiscal 2006.


Item 5.           Other Information

                  None

Item 6.           Exhibits

                  10.13* Summary of Compensation Agreements for Named Executive Officers and Directors, incorporated herein by reference to
                  Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 16, 2006.

                  10.21* Consulting Agreement between Russell K. Achzet and Tompkins Trustco, Inc. dated January 5, 2006, incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 16, 2006.

                  31.1 Certification of the Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

                  31.2 Certification of the Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

                  32.1 Certification of the Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350 (filed herewith).

                  32.2 Certification of the Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350 (filed herewith).


SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 8, 2006

TOMPKINS TRUSTCO, INC.


By: /s/ JAMES J. BYRNES
    ----------------------------------
    James J. Byrnes
    Chairman of the Board,
    Chief Executive Officer
    (Principal Executive Officer)


By: /s/ FRANCIS M. FETSKO
    ----------------------------------
    Francis M. Fetsko
    Executive Vice President and
    Chief Financial Officer
    (Principal Financial Officer)

EXHIBIT INDEX
-------------



EXHIBIT NUMBER                         DESCRIPTION                         PAGES
--------------------------------------------------------------------------------

10.13 Summary of Compensation Agreements for Named Executive Officers and Directors, incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005filed with the Commission on March 16, 2006.

10.21 Consulting Agreement between Russell K. Achzet and Tompkins Trustco, Inc. dated January 5, 2006, incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Commission on March 16, 2006.

31.1              Certification of Principal Executive Officer as
                  required by Rule 13a-14(a) of the Securities Exchange
                  Act of 1934, as amended                                    27

31.2              Certification of Principal Financial Officer as
                  required by Rule 13a-14(a) of the Securities Exchange
                  Act of 1934, as amended                                    28

32.1              Certification of the Principal Executive Officer as
                  required by Rule 13a-14(b) of the Securities Exchange
                  Act of 1934 as amended, 18 U.S.C. Section 1350             29

32.2              Certification of the Principal Financial Officer as
                  required by Rule 13a-14(b) of the Securities Exchange
                  Act of 1934 as amended, 18 U.S.C. Section 1350             30