Form 10-Q
period 2006-06-30
TOMPKINS TRUSTCO INC
filed 2006-08-09
CIK 1005817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X].

Indicate the number of shares of the registrant's common stock outstanding as of the latest practicable date:

             Class                          Outstanding as of July 27, 2006
   ----------------------------             -------------------------------
   Common Stock, $.10 par value                     9,827,315 shares

                             TOMPKINS TRUSTCO, INC.

                                    FORM 10-Q

                                     INDEX

PART I -FINANCIAL INFORMATION
                                                                            PAGE
    Item 1 - Financial Statements (Unaudited)
             Condensed Consolidated Statements of Condition as of
             June 30, 2006 and December 31, 2005                           3

             Condensed Consolidated Statements of Income for
             the three and six months ended June 30, 2006 and 2005         4

             Condensed Consolidated Statements of Cash Flows for the
             six months ended June 30, 2006 and 2005                       5

             Condensed Consolidated Statements of Changes in
             Shareholders' Equity for the six months ended
             June 30, 2006 and 2005                                        6

             Notes to Unaudited Condensed Consolidated Financial
             Statements                                                    7-13

    Item 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     13-24

    Item 3 - Quantitative and Qualitative Disclosures about Market Risk    25

    Item 4 - Controls and Procedures                                       26


PART II - OTHER INFORMATION

    Item 1 -  Legal Proceedings                                            27

    Item 1A - Risk Factors                                                 27

    Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds  27

    Item 3 -  Defaults Upon Senior Securities                              28

    Item 4 -  Submission of Matters to a Vote of Security Holders          28

    Item 5 -  Other Information                                            28

    Item 6 -  Exhibits                                                     28

SIGNATURES                                                                 29

EXHIBIT INDEX                                                              30


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                  (In thousands, except share data) (Unaudited)

                                                                                  As of           As of
ASSETS                                                                          06/30/2006      12/31/2005
                                                                               ------------    ------------
Cash and noninterest bearing balances due from banks                           $     54,582    $     62,436
Interest bearing balances due from banks                                                818             861
Federal funds sold                                                                        0           2,500
Available-for-sale securities, at fair value                                        641,894         576,242
Held-to-maturity securities, fair value of $76,011 at June 30, 2006,
   and $82,768 at December 31, 2005                                                  76,336          82,658
Loans and leases, net of unearned income and deferred costs and fees              1,242,408       1,271,349
Less:  Reserve for loan/lease losses                                                 13,710          13,677
-----------------------------------------------------------------------------------------------------------
                                                          Net Loans/Leases        1,228,698       1,257,672

Bank premises and equipment, net                                                     39,986          36,938
Corporate owned life insurance                                                       25,094          27,169
Goodwill                                                                             16,939          12,286
Other intangible assets                                                               3,224           2,160
Accrued interest and other assets                                                    49,117          45,948
-----------------------------------------------------------------------------------------------------------
                                                              Total Assets     $  2,136,688    $  2,106,870
===========================================================================================================

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARIES AND SHAREHOLDERS' EQUITY
Deposits:
   Interest bearing:
      Checking, savings and money market                                       $    695,701         688,521
      Time                                                                          597,526         634,607
   Noninterest bearing                                                              353,306         359,882
-----------------------------------------------------------------------------------------------------------
                                                            Total Deposits        1,646,533       1,683,010

Federal funds purchased and securities sold under agreements to repurchase          149,027         152,651
Other borrowings                                                                    134,353          63,673
Other liabilities                                                                    24,195          24,863
-----------------------------------------------------------------------------------------------------------
                                                         Total Liabilities     $  1,954,108    $  1,924,197
-----------------------------------------------------------------------------------------------------------

Minority interest in consolidated subsidiaries                                        1,457           1,452

Shareholders' equity:
   Common Stock - par value $.10 per share: Authorized 15,000,000 shares;
     Issued:  9,859,962 at June 30, 2006; and 9,899,546 at December 31, 2005            986             900
   Surplus                                                                          157,448         118,663
   Undivided profits                                                                 35,726          69,228
   Accumulated other comprehensive loss                                             (11,646)         (6,308)
   Treasury stock, at cost - 61,590 shares at June 30, 2006,
     and 58,831 shares at December 31, 2005                                          (1,391)         (1,262)

-----------------------------------------------------------------------------------------------------------
                                                Total Shareholders' Equity     $    181,123    $    181,221
-----------------------------------------------------------------------------------------------------------
         Total Liabilities, Minority Interest in Consolidated Subsidiaries
                                                  and Shareholders' Equity     $  2,136,688    $  2,106,870
===========================================================================================================

Share data has been retroactively adjusted to reflect a 10% stock dividend paid on May 15, 2006.

See accompanying notes to unaudited condensed consolidated financial statements.


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)
                                                                               Three months ended            Six months ended
                                                                          ---------------------------   ---------------------------
                                                                           06/30/2006     06/30/2005     06/30/2006     06/30/2005
                                                                          ------------   ------------   ------------   ------------
INTEREST AND DIVIDEND INCOME
Loans                                                                     $     21,937   $     19,749   $     43,562   $     38,409
Balances due from banks                                                              8              6             65             48
Federal funds sold                                                                   4              2              9             13
Available-for-sale securities                                                    7,097          5,908         13,710         11,618
Held-to-maturity securities                                                        693            595          1,415          1,138
-----------------------------------------------------------------------------------------------------------------------------------
                                    Total Interest and Dividend Income          29,739         26,260         58,761         51,226
-----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits:
   Time certificates of deposits of $100,000 or more                             3,430          1,492          6,375          2,691
   Other deposits                                                                5,981          3,928         11,329          7,478
Federal funds purchased and securities sold under agreements
   to repurchase                                                                 1,300          1,204          2,611          2,269
Other borrowings                                                                   959            835          1,658          1,564
-----------------------------------------------------------------------------------------------------------------------------------
                                                Total Interest Expense          11,670          7,459         21,973         14,002
-----------------------------------------------------------------------------------------------------------------------------------
                                                   Net Interest Income          18,069         18,801         36,788         37,224
-----------------------------------------------------------------------------------------------------------------------------------
                                Less:  Provision for loan/lease losses              74            716            533          1,168
-----------------------------------------------------------------------------------------------------------------------------------
             Net Interest Income After Provision for Loan/Lease Losses          17,995         18,085         36,255         36,056
-----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Investment services income                                                       3,095          1,351          5,956          2,734
Insurance commissions and fees                                                   2,261          1,935          4,465          3,789
Service charges on deposit accounts                                              2,085          2,055          3,995          3,904
Card services income                                                               708            665          1,398          1,268
Other service charges                                                              578            796          1,217          1,453
Increase in cash surrender value of corporate owned life insurance                 265            264            570            516
Life insurance proceeds                                                            685              0            685              0
Gains on sale of loans                                                              44             78             78            120
Other income                                                                       395            470            648            609
Net gain on sale of available-for-sale securities                                    0             13              0             19
-----------------------------------------------------------------------------------------------------------------------------------
                                              Total Noninterest Income          10,116          7,627         19,012         14,412
-----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salary and wages                                                                 8,386          7,124         16,664         13,931
Pension and other employee benefits                                              2,204          1,844          4,550          3,868
Net occupancy expense of bank premises                                           1,252          1,013          2,428          2,058
Furniture and fixture expense                                                      925            896          1,868          1,800
Marketing expense                                                                  654            590          1,202          1,137
Professional fees                                                                  331            346            694            671
Software licenses and maintenance                                                  545            473            975            906
Cardholder expense                                                                 319            338            670            663
Amortization of intangible assets                                                  182            153            357            315
Other operating expense                                                          3,684          2,561          6,986          5,207
-----------------------------------------------------------------------------------------------------------------------------------
                                            Total Noninterest Expenses          18,482         15,338         36,394         30,556
-----------------------------------------------------------------------------------------------------------------------------------
                         Income Before Income Tax Expense and Minority
                                 Interest in Consolidated Subsidiaries           9,629         10,374         18,873         19,912
-----------------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                      33             33             65             66
                                                    Income Tax Expense           2,817          3,393          5,632          6,485
===================================================================================================================================
                                                            Net Income    $      6,779   $      6,948   $     13,176   $     13,361
===================================================================================================================================
Basic Earnings Per Share                                                  $       0.69   $       0.71   $       1.33   $       1.36
===================================================================================================================================
Diluted Earnings Per Share                                                $       0.68   $       0.70   $       1.31   $       1.34
===================================================================================================================================

Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on May 15, 2006. See accompanying notes to unaudited condensed consolidated financial statements.


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                                     Six months ended
                                                                               ----------------------------
                                                                                06/30/2006      06/30/2005
                                                                               ------------    ------------
OPERATING ACTIVITIES
Net income                                                                     $     13,176    $     13,361
Adjustments to reconcile net income to net cash
   provided by operating activities:
Provision for loan/lease losses                                                         533           1,168
Depreciation and amortization premises, equipment, and software                       2,077           1,892
Amortization of intangible assets                                                       357             315
Earnings from corporate owned life insurance                                           (570)           (516)
Net amortization on securities                                                          840             936
Net realized gain on available-for-sale securities                                        0             (19)
Net gain on sale of loans                                                               (78)           (120)
Proceeds from sale of loans                                                           4,769           7,853
Loans originated for sale                                                            (4,560)         (7,691)
Net gain on sale of bank premises and equipment                                         (24)           (210)
Tax benefit from stock option exercises                                                   0             143
Stock-based compensation expense                                                        370               0
Increase in accrued interest receivable                                                (694)           (771)
Increase in accrued interest payable                                                    421             699
Other, net                                                                            1,605           5,138
-----------------------------------------------------------------------------------------------------------
                                 Net Cash Provided by Operating Activities           18,222          22,178
-----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities                            46,967          50,503
Proceeds from sales of available-for-sale securities                                    407          20,988
Proceeds from maturities of held-to-maturity securities                              17,412           8,365
Purchases of available-for-sale securities                                          (90,896)        (77,500)
Purchases of held-to-maturity securities                                            (11,157)        (14,145)
Net increase in loans                                                                (3,730)        (51,427)
Proceeds from sale of bank premises and equipment                                        67             357
Purchases of bank premises and equipment                                             (4,831)         (3,085)
Net cash used in acquisitions                                                        (2,808)              0
Purchase of corporate owned life insurance                                                0          (2,080)
Other, net                                                                              (82)              0
-----------------------------------------------------------------------------------------------------------
                                     Net Cash Used in Investing Activities          (48,651)        (68,024)
-----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase (decrease) in demand, money market,
   and savings deposits                                                                 604         (52,018)
Net (decrease) increase in time deposits                                            (37,081)         81,237
Net (decrease) increase in securities sold under agreements
   to repurchase and Federal funds purchased                                         (3,624)         13,208
Increase in other borrowings                                                         84,799          21,500
Repayment of other borrowings                                                       (14,198)           (368)
Cash dividends                                                                       (5,419)         (5,127)
Cash paid in lieu of fractional shares - 10% stock dividend                             (10)            (13)
Common stock repurchased and returned to unissued status                             (6,147)           (897)

Net proceeds from exercise of stock options                                             999             432
Tax benefit from stock option exercises                                                 109               0
-----------------------------------------------------------------------------------------------------------
                                 Net Cash Provided by Financing Activities           20,032          57,954
-----------------------------------------------------------------------------------------------------------

Net (Decrease) Increase in Cash and Cash Equivalents                                (10,397)         12,108
Cash and cash equivalents at beginning of period                                     65,797          40,932
-----------------------------------------------------------------------------------------------------------
Total Cash & Cash Equivalents at End of Period                                 $     55,400    $     53,040
===========================================================================================================

Supplemental Information:
   Cash paid during the year for:
        Interest                                                               $     21,553    $     13,302
        Taxes                                                                         3,256           4,264
   Non-cash investing and financing activities:
        Fair value of non-cash assets acquired in purchase acquisitions        $        805    $          0
        Fair value of liabilities assumed in purchase acquisitions             $        899    $          0
        Fair value of shares issued for acquisitions                           $      2,163    $          0
        Securitization of loans                                                $     32,040    $          0

See accompanying notes to unaudited condensed consolidated financial statements.


      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (In thousands, except share data) (Unaudited)

                                                                                  Accumulated
                                                                                    Other
                                              Common                  Undivided  Comprehensive     Treasury
                                              Stock       Surplus      Profits   Income (Loss)       Stock         Total
-------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 2005                $      816   $   75,837   $   94,522   $      871     $   (1,044)   $  171,002
-------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
    Net Income                                                           13,361                                    13,361
    Other comprehensive loss                                                          (2,463)                      (2,463)
                                                                                                               ----------
            Total Comprehensive Income                                                                             10,898
                                                                                                               ==========

Cash dividends ($0.52 per share)                                         (5,127)                                   (5,127)
Exercise of stock options and related
   tax benefit (24,864 shares, net)                 2          573                                                    575
Common stock repurchased and returned
   to unissued status (24,183 shares)              (2)        (895)                                                  (897)
Effect of 10% stock dividend                       82       42,380      (42,462)                                        0
Cash paid in lieu of fractional shares
   (307 shares)                                                             (13)                                      (13)
Directors deferred compensation plan
   (2,176 shares, net)                                          96                                      (96)            0

-------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 2005                  $      898   $  117,991   $   60,281   $   (1,592)    $   (1,140)   $  176,438
=========================================================================================================================

-------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 2006                $      900   $  118,663   $   69,228   $   (6,308)    $   (1,262)   $  181,221
-------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
    Net Income                                                           13,176                                    13,176
    Other comprehensive loss                                                          (5,338)                      (5,338)
                                                                                                               ----------
            Total Comprehensive Income                                                                              7,838
                                                                                                               ==========

Cash dividends ($0.55 per share)                                         (5,419)                                   (5,419)
Exercise of stock options and related
   tax benefit (53,046 shares, net)                 5        1,103                                                  1,108
Common stock repurchased and returned to
   unissued status (151,742 shares)               (15)      (6,132)                                                (6,147)
Effect of 10% stock dividend                       91       41,158      (41,249)                                        0
Cash paid in lieu of fractional shares
   (262 shares)                                                             (10)                                      (10)
Directors deferred compensation plan
   (5,139 shares, net)                                         129                                     (129)            0
Compensation expense stock options                             370                                                    370
Shares issued for purchase acquisition
   (59,374 shares)                                  5        2,157                                                  2,162
-------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 2006                  $      986   $  157,448   $   35,726   $  (11,646)    $   (1,391)   $  181,123
=========================================================================================================================

Share and per share data have been retroactively adjusted to reflect a 10% stock dividend paid on May 15, 2006.

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Headquartered in Ithaca, New York, Tompkins Trustco, Inc., ("Tompkins" or the "Company") is registered as a financial holding company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company conducts its business through its (i) three wholly-owned banking subsidiaries, Tompkins Trust Company, The Bank of Castile and The Mahopac National Bank ("Mahopac National Bank"), its (ii) wholly-owned insurance subsidiary, Tompkins Insurance Agencies, Inc., and its (iii) wholly-owned fee-based financial planning and investment management subsidiary, AM&M Financial Services, Inc. ("AM&M"). Unless the context otherwise requires, the term "Company" refers to Tompkins Trustco, Inc. and its subsidiaries. The Company's principal offices are located at The Commons, Ithaca, New York 14851, and its telephone number is
(607) 273-3210. The Company's common stock is traded on the American Stock Exchange under the Symbol "TMP."

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

On April 25, 2006, the Company's Board of Directors approved a 10% stock dividend payable on May 15, 2006, to holders of record of the Company's common stock on May 3, 2006. Share and per share data contained in this Form 10-Q have been retroactively adjusted to reflect this 10% stock dividend.

3. Stock Plans and Stock-Based Compensation

The Company's 2001 Stock Option Plan, as amended, (the "Stock Option Plan") authorizes the grant of options to purchase up to 1,131,350 shares of the Company's common stock. The Board of Directors of Tompkins may grant stock options to officers, employees and certain other qualified individuals. Stock options are granted at an exercise price equal to the stock's fair market value at the date of grant, may not have a term in excess of ten years, and have vesting periods that range between one and seven years from the grant date. Prior to the adoption of the Stock Option Plan, the Company had similar stock option plans, which remain in effect solely with respect to unexercised options issued under these plans.


The following table presents the activity related to options under all plans for the six months ended June 30, 2006.
                                                                                 Weighted Average         Aggregate
                                                               Weighted Average         Remaining         Intrinsic
                                             Number of Shares    Exercise Price  Contractual Term             Value
-------------------------------------------------------------------------------------------------------------------
Outstanding at January 1, 2006                        628,894      $      31.23
   Granted                                            234,465             42.39
   Exercised                                          (65,881)            23.57
   Expired                                             (2,178)            39.34
   Forfeited                                          (33,775)            38.59
-------------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 2006                          761,525             34.98              7.20      $  6,109,800
===================================================================================================================
Exercisable at June 30, 2006                          457,675      $      31.16              6.08      $  5,418,467
===================================================================================================================

The Company's practice is to issue original issue shares of its common stock upon exercise of stock options rather than treasury shares. The Company granted 234,465 options to its employees in the first six months of 2006. No options were granted in the first six months of 2005. The weighted average grant-date fair value of the options granted in 2006 was $11.48. The total intrinsic value, which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date, of options exercised was $88,000 and $353,000 for the three months ended June 30, 2006 and 2005, respectively, and $1.3 million and $539,000 for the six months ended June 30, 2006 and 2005, respectively.

As of June 30, 2006, unrecognized compensation cost related to unvested stock options totaled $2.7 million.

The amount of cash received from the exercise of stock options for the six months ended June 30, 2006 and 2005 was $999,000 and $432,000, respectively. The tax benefit realized from stock options exercised during the six months ended June 30, 2006 and 2005 was $109,000 and $143,000, respectively.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No 123 (Revised), "Share-Based Payment" ("SFAS No. 123(R)") on January 1, 2006, using the modified prospective method. Under this method, compensation costs recognized beginning in 2006 includes: (a) the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", and (b) the compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results from prior periods have not been restated. Prior to adoption of SFAS No. 123(R) on January 1, 2006, the Company applied Accounting Principles Board Opinion (APB Opinion) No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations in accounting for its stock option plan. Under APB No. 25, compensation expense is recognized only if the exercise price of the option is less than the fair value of the underlying stock at the grant date. Since the Company granted options with the exercise price equal to the fair value of the underlying stock at the grant date, there was no compensation expense recorded in net income in 2005. Compensation expense related to stock options for the three and six months ended June 30, 2006 was $220,000 and $370,000, respectively.

In December 2005, the Compensation Committee of the Board of Directors of Tompkins approved the accelerated vesting of all then currently outstanding unvested stock options, except for those options issued to executive officers of Tompkins. The decision to accelerate the vesting, which was effective on December 27, 2005, was made primarily to reduce non-cash compensation expense that the Company would have recorded in its income statement in future periods upon the adoption of SFAS No. 123(R) in January 2006. The Compensation Committee believed it was in the best interest of its shareholders to accelerate the vesting of these options to eliminate compensation expense in future periods. It is expected that in 2006 Tompkins will not be required to recognize approximately $434,000, net of taxes, as a result of the accelerated vesting. Tompkins estimates that the accelerated vesting will result in lower compensation expense related to stock options of approximately $1.2 million, net of taxes, over the remaining vesting period of the affected options. The affected options were previously awarded to officers and employees under the Stock Option Plan. There is no change to the Company's compensation philosophy and all other terms and conditions applicable to such options, including the exercise prices and exercise periods, remain unchanged. No options held by executive officers of Tompkins were affected by the vesting acceleration. As a result of accelerated vesting, options to purchase up to 221,307 shares of common stock became immediately exercisable. In the absence of such, the options would have vested on dates ranging from April 18, 2006 to October 3, 2010.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to all outstanding and unvested awards in 2005.

                                                                          Three months ended   Six months ended
(In thousands except per share data)                                              06/30/2005         06/30/2005
---------------------------------------------------------------------------------------------------------------
Net Income:
   As reported                                                                 $      6,948        $     13,361
   Deduct:  Total stock-based employee compensation expense determined under
   fair value based method for all awards, net of all related tax effects               222                 441
---------------------------------------------------------------------------------------------------------------
   Pro forma                                                                   $      6,726        $     12,920
---------------------------------------------------------------------------------------------------------------

Basic earnings per share:
  As reported                                                                  $       0.71        $       1.36
---------------------------------------------------------------------------------------------------------------
   Pro forma                                                                           0.68                1.31
---------------------------------------------------------------------------------------------------------------

Diluted earnings per share:
   As reported                                                                 $       0.70        $       1.34
---------------------------------------------------------------------------------------------------------------
   Pro forma                                                                           0.67                1.29
===============================================================================================================

Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on May 15, 2006.

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

                                                                                                          2006
---------------------------------------------------------------------------------------------------------------
Risk-free interest rate                                                                                    4.32%
Expected dividend yield                                                                                    2.60%
Volatility                                                                                                28.28%
Expected life (years)                                                                                       6.5
===============================================================================================================

4. Earnings Per Share

The Company follows the provisions of SFAS No. 128, "Earnings Per Share"
("EPS"). Share and per share data have been retroactively adjusted to reflect a 10% dividend paid on May 15, 2006. A computation of Basic EPS and Diluted EPS for the three-month periods ending June 30, 2006 and 2005 is presented in the table below.

---------------------------------------------------------------------------------------------------------------
                                                                                 Weighted
Three months ended June 30, 2006                             Net Income        Average Shares        Per Share
(In thousands except share and per share data)               (Numerator)       (Denominator)          Amount
---------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to holders of common stock                $      6,779           9,857,712        $       0.69

Effect of dilutive securities:
Stock options                                                                       112,927

Diluted EPS:
Income available to holders of common stock plus
 assumed conversions                                       $      6,779           9,970,639        $       0.68
===============================================================================================================


The effect of dilutive securities calculation for the three-month period ended
June 30, 2006 excludes stock options covering 303,387 shares of common stock because they are anti-dilutive.

---------------------------------------------------------------------------------------------------------------
                                                                                  Weighted
Three months ended June 30, 2005                            Net Income         Average Shares       Per Share
(In thousands except share and per share data)              (Numerator)        (Denominator)          Amount
---------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to holders of common stock                $      6,948           9,846,077        $       0.71

Effect of dilutive securities:
Stock options                                                                       128,989

Diluted EPS:
Income available to holders of common stock plus
 assumed conversions                                       $      6,948           9,975,066        $       0.70
===============================================================================================================

The effect of dilutive securities calculation for the three-month period ended
June 30, 2005 excludes stock options of 235,103 because they are anti-dilutive.

---------------------------------------------------------------------------------------------------------------
                                                                                  Weighted
Six months ended June 30, 2006                              Net Income         Average Shares       Per Share
(In thousands except share and per share data)              (Numerator)        (Denominator)          Amount
---------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to holders of common stock                $     13,176           9,898,810        $       1.33

Effect of dilutive securities:
Stock options                                                                       125,360

Diluted EPS:
Income available to holders of common stock plus
 assumed conversions                                       $     13,176          10,024,170        $       1.31
===============================================================================================================

The effect of dilutive securities calculation for the six-month period ended
June 30, 2006 excludes stock options of 280,165 because they are anti-dilutive.

---------------------------------------------------------------------------------------------------------------
                                                                                  Weighted
Six months ended June 30, 2005                              Net Income         Average Shares       Per Share
(In thousands except share and per share data)              (Numerator)        (Denominator)          Amount
---------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to holders of common stock                $     13,361           9,847,429        $       1.36

Effect of dilutive securities:
Stock options                                                                       147,799

Diluted EPS:
Income available to holders of common stock plus
 assumed conversions                                       $     13,361           9,995,228        $       1.34
===============================================================================================================

The effect of dilutive securities calculation for the six-month period ended June 30, 2005 excludes stock options of 235,266 because they are anti-dilutive.


5. Comprehensive Income

                                                                                  Three months ended        Six months ended
(in thousands)                                                                 06/30/2006   06/30/2005   06/30/2006   06/30/2005
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                     $    6,779   $    6,948   $   13,176   $   13,361

Net unrealized holding (losses) gains during the period                            (3,584)       3,117       (5,338)      (2,452)
                 Memo: Pre-tax net unrealized holding (loss) gain                  (5,973)       5,195       (8,897)      (4,087)

Reclassification adjustment for net realized gain on
  available-for-sale securities                                                         0           (8)           0          (11)
                                   Memo: Pretax net realized gain                       0          (13)           0          (19)
Other Comprehensive (Loss) Income                                                  (3,584)       3,109       (5,338)      (2,463)

================================================================================================================================
Total Comprehensive Income                                                     $    3,195   $   10,057   $    7,838   $   10,898
================================================================================================================================

6.  Employee Benefit Plans

The following table sets forth the amount of the net periodic benefit cost recognized by the Company for the Company's pension plan, post-retirement plan
(Life and Health), and supplemental employee retirement plans (SERP) including the following components: the service cost and interest cost; the expected return on plan assets for the period; the amortization of the unrecognized transitional obligation or transition asset; and the amounts of recognized gains and losses, prior service cost recognized, and gain or loss recognized due to settlement or curtailment.

Components of Net Period Benefit Cost

                                                         Pension Benefits         Life and Health            SERP Benefits
                                                        Three months ended       Three months ended        Three months ended
(In thousands)                                       06/30/2006   06/30/2005   06/30/2006   06/30/2005   06/30/2006   06/30/2005
--------------------------------------------------------------------------------------------------------------------------------
Service cost                                         $      450   $      377   $       13   $       50   $       17   $       31
Interest cost                                               465          434           64           81          110          103
Expected return on plan assets for the period              (690)        (660)           0            0            0            0
Amortization of transition liability                          0            0           18           29            0            0
Amortization of prior service cost                          (33)         (33)           0            2           24           26
Amortization of net loss                                    181          164            0            3           28           27
--------------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                            $      373   $      282   $       95   $      165   $      179   $      187
================================================================================================================================

                                                         Pension Benefits         Life and Health            SERP Benefits
                                                         Six months ended         Six months ended          Six months ended
(In thousands)                                       06/30/2006   06/30/2005   06/30/2006   06/30/2005   06/30/2006   06/30/2005
--------------------------------------------------------------------------------------------------------------------------------
Service cost                                         $      900   $      754   $       26   $      100   $       35   $       61
Interest cost                                               930          868          128          162          219          207
Expected return on plan assets for the period            (1,380)      (1,320)           0            0            0            0
Amortization of transition liability                          0            0           36           58            0            0
Amortization of prior service cost                          (66)         (66)           0            4           47           53
Amortization of net loss                                    362          328            0            6           56           56
--------------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                            $      746   $      564   $      190   $      330   $      357   $      377
================================================================================================================================

The Company previously disclosed in its audited consolidated financial statements for the year ended December 31, 2005, contained in the Company's Annual Report on Form 10-K, that although the Company is not required to contribute to the pension plan in 2006, it could voluntarily contribute to the pension plan in 2006. There was no contribution to the pension plan through the first six months of 2006.

7.  Financial Guarantees

The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of June 30, 2006, the Company's maximum potential obligation under standby letters of credit was $24.1 million. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate losses as a result of these transactions.

8. Goodwill and Other Intangible Assets

On January 6, 2006, the Company completed its acquisition of AM&M Financial Services, Inc. (AM&M), a fee-based financial planning firm headquartered in Pittsford, New York. Under the terms of the Agreement and Plan of Merger dated November 21, 2005 by and between the Company and AM&M, the Company acquired all of the issued and outstanding shares of AM&M stock for an initial merger consideration of $2,375,000 in cash and 59,377 shares of Tompkins common stock. In addition to the merger consideration paid at closing, additional contingent amounts of up to $8.5 million (payable one-half in cash and one-half in Tompkins common stock) may be paid over a period of four years from closing, depending on the operating results of AM&M. The merger resulted in intangible assets of $4.7 million, including goodwill of $3.8 million, customer related intangible of $845,000, and a covenant-not-to-compete of $94,000. The customer related intangible and the covenant-not-to-compete are being amortized over 10 years and 6 years, respectively.

Effective March 1, 2006, Tompkins Insurance acquired the Farrell-Messler Agency, an insurance agency in Trumansburg, New York, in a cash transaction. The transaction resulted in goodwill of $667,000, customer related intangibles of $114,000 and a covenant-not-to-compete of $79,000. The covenant-not-to-compete and other identifiable intangibles are being amortized over 6 years.

Effective April 1, 2006, Tompkins Insurance acquired certain assets of the Potter Enterprises of WNY, Inc., an insurance agency headquartered in Orchard Park, New York, in a cash transaction. Only the assets attributable to the Castile, NY branch were included in this transaction. The transaction resulted in goodwill of $212,000, customer related intangibles of $23,000 and a covenant-not-to-compete of $15,000. The covenant-not-to-compete and other identifiable intangibles are being amortized over 5 years.

Effective July 1, 2006, Tompkins Insurance acquired the Kemp Agency, an insurance agency in with offices in Dansville and Nunda, New York in a stock and cash transaction. The transaction resulted in goodwill of $546,000, customer related intangibles of $134,000 and a covenant-not-to-compete of $90,000. The covenant-not-to-compete and other identifiable intangibles are being amortized over 6 years.

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

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109 ("FIN 48").

FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also establishes a two-step evaluation process for tax positions, recognition and measurement. For recognition, a determination is made whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company plans to adopt FIN 48 on January 1, 2007. The Company is evaluating the impact of adopting FIN 48 and is unable, at this time, to quantify the impact, if any, to retained earnings at the time of adoption.

In July 2006, the FASB issued FASB Staff Position ("FSP") No. 13-2 "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction" ("FSP 13-2"), which amends SFAS-13, Accounting for Leases. Under FSP 13-2, a material revision in the timing of expected cash flows of a leveraged lease requires a recalculation of the original lease assumptions. The cumulative effect of adopting the provisions of FSP 13-2 shall be recorded as an adjustment to the beginning balance of retained earnings in the period of adoption. After adoption, changes in cash flow assumptions that result in a change in the net investment of the lease shall be recognized as a gain or loss in the year in which the assumption is changed. FSP 13-2 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company plans to adopt FSP 13-2 on January 1, 2007. The Company is evaluating the impact of adopting FSP No. 13-2 and is unable, at this time, to quantify the impact, if any, to retained earnings at the time of adoption.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Tompkins Trustco, Inc. ("Tompkins" or the "Company") is a registered financial holding company incorporated in 1995 under the laws of the State of New York and its common stock is listed on the American Stock Exchange (Symbol: TMP). Tompkins is headquartered at The Commons, Ithaca, New York. Tompkins is the corporate parent of three community banks: Tompkins Trust Company ("Trust Company"), The Bank of Castile and The Mahopac National Bank ("Mahopac National Bank"); an insurance agency, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"); and a fee-based financial planning and wealth management firm, AM&M Financial Services, Inc. ("AM&M). Unless the context otherwise requires, the term "Company" refers collectively to Tompkins Trustco, Inc. and its subsidiaries.

Through its community bank subsidiaries, the Company provides traditional banking and related financial services, which constitute the Company's only reportable business segment. Banking services consist primarily of attracting deposits from the areas served by the community bank subsidiaries' 36 banking offices and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans (including commercial loans collateralized by real estate), and leases, and providing trust and investment related services. The Company's principal expenses are interest on deposits, interest on borrowings, and operating and general administrative expenses, as well as provisions for loan/lease losses. Funding sources, other than deposits, include borrowings, securities sold under agreements to repurchase, and cash flow from lending and investing activities. The Company provides trust and investment services through Tompkins Investment Services, a division of Trust Company, including investment management accounts, custody accounts, trusts, retirement plans and rollovers, estate settlement, and financial planning.

Tompkins Insurance is headquartered in Batavia, New York, and offers property and casualty insurance to individuals and businesses primarily in Western New York. Over the past several years, Tompkins Insurance has expanded its efforts to offer services to bank customers of the Company's community banking subsidiaries by sharing certain offices with The Bank of Castile. Tompkins Insurance has four stand-alone offices in Western New York and eight offices that it shares with The Bank of Castile. In the past two years, Tompkins Insurance has expanded its presence in Tompkins County with the acquisition of three insurance agencies in the county.

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

Other external factors affecting the Company's operating results are market rates of interest, the condition of financial markets, and both national and regional economic conditions. The interest rate environment of rising short-term rates and flat to lower longer-term rates has pressured the performance of the banking subsidiaries over the past several years. Growth in loans and deposits as well as continued efforts to expand its fee-based businesses has helped to offset the pressures of the current interest rate environment. The Company's community bank subsidiaries operate, in the aggregate, 36 banking offices, including one limited-service office, serving communities in many upstate New York markets. Economic climates in these markets vary by region. The Western New York market served by The Bank of Castile has been the most challenging in recent years, due to cutbacks and layoffs by some major employers in Rochester, New York. Conditions in this market appear to have recently improved. The economic climates in the Central New York markets served by Tompkins Trust Company and the lower Hudson Valley markets served by Mahopac National Bank remain favorable.

The following discussion is intended to provide the reader with an understanding of the consolidated financial condition and results of operations of Tompkins for the quarter and year-to-date periods ended June 30, 2006. It should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, and the unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q.


Forward-Looking Statements

The Company is making this statement in order to satisfy the "Safe Harbor" provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company's operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed and/or implied by such forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market, political, and regulatory conditions; the development of an interest rate environment that may adversely affect the Company's interest rate spread, other income or cash flow anticipated from the Company's operations, investment and/or lending activities, including interest rate and currency rate fluctuations; changes in laws and regulations affecting banks, insurance companies, bank holding companies and/or financial holding companies; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; protection and validity of intellectual property rights; reliance on large customers; and financial resources in the amounts, at the times and on the terms required to support the Company's future businesses.

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

Since the methodology is based upon historical experience and trends as well as management's judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, and changes in local property values. While management's evaluation of the reserve for loan/lease losses as of June 30, 2006, considers the reserve to be adequate, under adversely different conditions or assumptions, the Company would need to increase the reserve.

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

OVERVIEW
For the quarter ended June 30, 2006, net income of $6.8 million was down 2.4% from the same period in 2005. Diluted earnings per share were $0.68 for the second quarter of 2006, compared to $0.70 for the same period in 2005. For the first six months of 2006, net income was $13.2 million, a decrease of $185,000, or 1.4% over the same period in 2005. Diluted earnings per share for the first six months of 2006 were $1.31 compared to $1.34 for the same period in 2005.

Return on average assets (ROA) for the quarter ended June 30, 2006, was 1.28% compared to 1.37% for the quarter ended June 30, 2005. Return on average shareholders' equity (ROE) for the second quarter of 2006 was 15.12%, compared to 16.16% for the same period in 2005. For the six-month period ended June 30, 2006, ROA was 1.25%, compared to 1.34% for the same period prior year. ROE for the six months ended June 30, 2006 was 14.56%, compared to 15.66% for the six months ended June 30, 2005.

The current interest rate environment has unfavorably impacted operating performance and contributed to the decline in the above earnings measures. The environment of rising short-term interest rates and flat to modestly higher longer-term rates continued to pressure the Company's net interest margin in the second quarter of 2006. The cost of interest-bearing liabilities, principally deposits, has risen faster than the average yield on our interest-bearing assets, mainly loans. Consequently, our net interest margin for the second quarter and year-to-date periods in 2006 is lower than the same periods in 2005.

Noninterest income was up 32.6% in the second quarter and 31.9% year-to-date 2006, from the same periods prior year, driven by growth in investment services income and insurance commissions and fees. The acquisition of AM&M contributed to the growth in these fee businesses. The quarter and year-to-date growth also includes $685,000 of death benefits proceeds on corporate owned life insurance. Noninterest expenses were up 20.5% over the second quarter of 2005, and 19.1% over the year-to-date 2005. In addition to the AM&M acquisition, costs associated with certain strategic initiatives also contributed to higher costs in 2006, including: the opening of our Southeast Office of Mahopac National Bank (our fifth full-service office in Putnam County) in March 2006; the opening of our Greece Office of the Bank of Castile in July 2006; Tompkins Insurance's acquisition of the Farrell-Messler Agency in Trumansburg, New York in March 2006 and certain assets of the Potter Agency in April 2006; and the recent expansion of retail brokerage services. The Company also made a tax-deductible $300,000 contribution to Tompkins County Trust Company Charitable Fund in the second quarter of 2006, which increased "other expense" by the amount of the contribution.

Asset quality at June 30, 2006, improved when compared to the same period last year, with nonperforming assets decreasing to $4.0 million at June 30, 2006, from $6.1 million at June 30, 2005. The ratio of nonperforming assets to total assets improved from 0.30% at June 30, 2005, to 0.19% at June 30, 2006. Net charge-offs in the second quarter and year-to-date 2006 were $166,000, and $500,000, respectively, compared to $651,000 and $732,000 in the same periods in 2005. With the improvement in asset quality, the provision for loan and lease losses decreased to $74,000 in the second quarter of 2006 from $716,000 in the same period in 2005. For the year-to-date period, the provision for loan and leases losses decreased from $1.2 million in 2005 to $533,000 in 2006.

RESULTS OF OPERATIONS

Net Interest Income
The following table illustrates the trend in average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.


                                      Quarter Ended                 Year to Date Period Ended         Year to Date Period Ended
                                          June-06                           June-06                           June-05
------------------------------------------------------------------------------------------------------------------------------------
                                Average                           Average                           Average                Average
                                Balance              Average      Balance               Average     Balance               ----------
(Dollar amounts in thousands)    (QTD)    Interest  Yield/Rate     (YTD)    Interest   Yield/Rate    (YTD)    Interest    Yield/Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
 Interest-bearing balances
  due from banks              $    1,255   $     8       2.56%  $    3,505   $     65       3.74%  $    4,402   $     48       2.20%
Securities (1)
   U.S. Government
    Securities                   575,460     6,394       4.46%     557,259     12,220       4.42%     530,440     10,345       3.93%
   State and municipal (2)       130,093     1,893       5.84%     130,569      3,795       5.86%     116,228      3,283       5.70%
   Other Securities (2)           15,365       206       5.38%      19,221        526       5.52%      21,704        383       3.56%
                              ------------------------------------------------------------------------------------------------------
   Total securities              720,918     8,493       4.73%     707,049     16,541       4.72%     668,372     14,011       4.23%
 Federal Funds Sold                  358         4       4.48%         407          9       4.46%       1,022         13       2.57%
 Loans, net of unearned
  income (3)
   Real Estate                   848,246    13,973       6.61%     849,783     27,682       6.57%     799,060     24,473       6.18%
   Commercial Loans (2)          293,728     5,933       8.10%     298,026     11,797       7.98%     278,830      9,266       6.70%
   Consumer Loans                 94,819     1,889       7.99%      96,346      3,789       7.93%     101,818      4,241       8.40%
   Direct Lease Financing         12,277       182       5.95%      12,507        377       6.08%      16,904        550       6.56%
                              ------------------------------------------------------------------------------------------------------
   Total loans, net of
    unearned income            1,249,070    21,977       7.06%   1,256,662     43,645       7.00%   1,196,612     38,530       6.49%
                              ------------------------------------------------------------------------------------------------------
   Total interest-earning
    assets                     1,971,601    30,482       6.20%   1,967,623     60,260       6.18%   1,870,408     52,602       5.67%
                              ------------------------------------------------------------------------------------------------------

Other assets                     146,450                           150,732                            141,930

                              ----------                        ----------                         ----------
   Total assets               $2,118,051                        $2,118,355                         $2,012,338
                              ==========                        ==========                         ==========

LIABILITIES &  SHAREHOLDERS' EQUITY

Deposits
 Interest-bearing deposits
  Interest bearing checking,
   savings, & money market       694,424     2,664       1.54%     700,036      5,003       1.44%     752,315      3,333       0.89%
    Time Dep > $100,000          315,183     3,430       4.36%     307,443      6,375       4.18%     202,450      2,691       2.68%
    Time Dep < $100,000          310,243     2,882       3.73%     307,478      5,457       3.58%     283,106      3,497       2.49%
    Brokered Time
     Dep < $100,000               36,439       435       4.79%      38,678        869       4.53%      43,461        648       3.01%
                              ------------------------------------------------------------------------------------------------------
     Total interest-bearing
      deposits                 1,356,289     9,411       2.78%   1,353,635     17,704       2.64%   1,281,332     10,169       1.60%

Federal funds purchased &
 securities sold under
 agreements to repurchase        143,788     1,300       3.63%     150,591      2,611       3.50%     153,272      2,269       2.99%
Other borrowings                  83,674       959       4.60%      73,869      1,658       4.53%      68,309      1,564       4.62%
                              ------------------------------------------------------------------------------------------------------
 Total interest-bearing
  liabilities                  1,583,751    11,670       2.96%   1,578,095     21,973       2.81%   1,502,913     14,002       1.88%

Noninterest bearing deposits     329,597                           331,728                            313,906
Accrued expenses and other
 liabilities                      23,399                            24,604                             21,934
                              ----------                        ----------                         ----------
 Total liabilities             1,936,747                         1,934,427                          1,838,753

Minority Interest                  1,491                             1,478                              1,482

Shareholders' equity             179,813                           182,450                            172,103
                              ----------                        ----------                         ----------
 Total liabilities and
  shareholders' equity        $2,118,051                        $2,118,355                         $2,012,338
                              ==========                        ==========                         ==========


Interest rate spread                                     3.24%                              3.37%                              3.79%
                                            -----------------                -------------------                -------------------
Net interest income/margin
 on earning assets                         $18,812       3.83%               $ 38,287       3.92%               $ 38,600       4.16%

Tax Equivalent Adjustment                     (743)                            (1,499)                            (1,376)
                                           -------                           --------                           --------
  Net interest income per
   consolidated financial
   statements                              $18,069                           $ 36,788                           $ 37,224
====================================================================================================================================

(1) Average balances and yields exclude unrealized gains and losses on available-for-sale securities.

(2) Interest income includes the effects of taxable-equivalent adjustments using a blended Federal and State income tax rate of 40% to increase tax exempt interest income to a taxable-equivalent basis.

(3) Nonaccrual loans are included in the average loans totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in
     Note 1 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2005.

The Company earned taxable-equivalent net interest income of $18.8 million for the three months ended June 30, 2006, a decrease of 3.5% from the same period in 2005. For the six months ended June 30, 2006, the Company earned taxable-equivalent net interest income of $38.3 million, a decrease of 0.8% from $38.6 million for the first six months of 2005. Quarter-to-date and year-to-date decreases in taxable-equivalent net interest income as compared to the same periods in 2005 is mainly a result of funding costs increasing at a faster rate than yields on earning assets. Yields on earnings assets were up 47 basis points in the second quarter and 51 basis points in the year-to-date period over the corresponding periods in 2005, while the cost of funds increased by 98 basis points and 93 basis points, respectively, over the same periods. The impact of higher funding costs was partially offset by growth in average interest-earning assets (primarily loans), higher yields on loans, and growth in deposits, including noninterest bearing deposits.

Taxable-equivalent interest income was up 13.1% for the second quarter and 14.6% for the year-to-date over the comparable periods in 2005. The growth in taxable-equivalent interest income was primarily a result of higher loan yields and higher average loan volumes. Investment yields and average balances were also up over the corresponding periods in 2005. Loan growth was primarily in the commercial real estate, commercial and industrial, and residential real estate portfolios. Loan yields on commercial and industrial loans, and commercial real estate loans benefited from increases in benchmark market interest rates. During the second quarter, the prime interest rate increased by 50 basis points to 8.25%, which is 200 basis points higher than the prime interest rate of 6.25% in the second quarter of 2005. Home equity loan yields were also higher as initial introductory rates repriced to fully indexed rates. The yield on average total loans and leases increased 49 basis points to 7.06% for the three months ended June 30, 2006, from the same period in 2005. Through the first six months of 2006, the yield on average total loans and leases was up 51 basis points to 7.00% over the comparable prior year period.

Average interest-earning assets increased 4.5% and 5.2% for the three- and six-month periods ended June 30, 2006, respectively, as compared to the same periods in 2005. For the second quarter of 2006, average total loans and leases were up $39.8 million and average securities (excluding changes in unrealized gains and losses on available-for-sale securities) were up $45.7 million over the same period in 2005. The growth in average loans and leases for the quarter included a $38.0 million increase in average commercial real estate loans, an $8.0 million increase in average commercial loans, and a $4.3 million increase in average residential mortgage loans. The growth in average residential real estate loans and average securities reflects the effects of the securitization of $32.0 million of residential mortgage loans that occurred late in the second quarter of 2006. Consumer loans and direct financing leases were down by $7.9 million and $2.6 million, respectively. For the six months ended June 30, 2006, average total loans and leases were up $60.1 million and average securities were up $38.7 million over the same period of 2005. Growth in the loan and lease portfolio for the quarter and year-to-date periods occurred across the Company's banking subsidiaries and is partially attributable to the new markets served by the four banking offices opened over the past three years.

Increases in taxable-equivalent interest income were more than offset by higher funding costs driven by the increase in short-term market interest rates and competitive market conditions. Interest expense for the second quarter was up $4.2 million or 56.5% over the second quarter of 2005. For the six months ended June 30, 2006, interest expense of $22.0 million was up $8.0 million or 56.9% over the corresponding period of 2005. While average interest-bearing liabilities balances were up 4.6% for the quarter and 5.0% for the year-to-date period over the same periods of 2005, the increase in interest expense is driven by higher deposit and borrowing rates. The average cost of interest-bearing liabilities increased by 98 basis points in the second quarter of 2006 over the corresponding quarter in 2005 and by 93 basis points for the six months ended June 30, 2006, from the same period in 2005.

Core deposits (total deposits, less brokered deposits, municipal money market deposits, and time deposits of $100,000 or more) were used to support the growth in average assets in the second quarter and the first six months of 2006 over the same periods in 2005. For the quarter, average core deposits increased by $18.8 million, or 1.6%, from an average balance of $1.21 billion for the second quarter of 2005. For the first six months of 2006, average core deposits increased by $24.6 million, or 2.0% to $1.23 billion, from an average balance of $1.21 billion for the first six months of 2005. Growth in average core deposits for the quarter and first six months of 2006 included $12.8 million and $17.9 million, respectively, of growth in noninterest-bearing deposits. Recent additions to the Company's branch network contributed to the growth in deposits. Core deposits represent the Company's largest and lowest cost funding source, with average core deposits representing 63.7% of average liabilities for the first six months of 2006. This compares to 65.6% for the same period in 2005.

Non-core funding sources, which include time deposits of $100,000 or more, brokered deposits, municipal money market deposits, Federal funds purchased, securities sold under agreements to repurchase (repurchase agreements), and other borrowings provided additional sources of funding to support asset growth. For the second quarter of 2006, average balances on non-core funding sources increased by $64.4 million over the same period of 2005. Average balances on non-core funding sources increased by $68.5 million in the first six months of 2006 as compared to the same period in 2005. Time deposits of $100,000 or more accounted for the majority of the growth in average non-core funding sources for the quarter and year-to-date periods over the same periods in 2005. Average time deposits of $100,000 or more were up $102.2 million or 48.0% in the second quarter of 2006 over the same period in 2005. For the six months ended June 30, 2006, average time deposits of $100,000 or more were up $105.0 million, or 51.9% over the year earlier period. As of June 30, 2006, time deposits over $100,000 represented the largest component of non-core funding sources, with a six-month average balance of $307.4 million. The growth in average time deposits of $100,000 or more for the quarter and the year-to-date period was partially offset by declines in municipal money market deposits. The increase in market interest rates and competitive market conditions led to an increase in the interest rates offered on most time deposit categories. The average cost of time deposits of $100,000 or more was 4.36% for the second quarter of 2006 and 4.18% for the year-to-date period ended June 30, 2006 compared with 2.81% for the second quarter of 2005 and 2.68% for the year-to-date-period ended June 30, 2005.

The taxable-equivalent net interest margin decreased from 4.15% in the second quarter of 2005 to 3.83% in the second quarter of 2006. For the six months ended June 30, 2006, the taxable-equivalent net interest margin was 3.92%, down from 4.16% for the same period in 2005. Increases in funding costs outpacing the rise in asset yields has contributed to the compression of the net interest margin. Growth in noninterest bearing deposits over the same period helped offset some of the effects of the narrowing interest rate spread.

Provision for Loan/Lease Losses
The provision for loan/lease losses represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses at an adequate level. Management has developed a model to measure the amount of estimated loss exposure inherent in the loan/lease portfolio to ensure that an adequate reserve is maintained. The provision for loan and lease losses for the second quarter and year-to-date period ended June 30, 2006 was lower than the provision for the same periods in 2005. The provision for loan and lease losses was $533,000 for the first six months of 2006, down from $1.2 million for the same period in 2005. The decrease in the provision for loan and lease losses in 2006 was a result of improved asset quality as evidenced by lower net charge-offs and a decrease in the dollar volume of nonperforming loans. Net charge-offs were $500,000 for the first six months of 2006, compared to $732,000 for the same period in 2005. The reserve for loan/lease losses as a percentage of period end loans was 1.10% at June 30, 2006, and 1.06% at June 30, 2005.

Noninterest Income
Management considers noninterest income an important driver of long-term revenue growth and a way to reduce earnings volatility that may result from changes in general market interest rates. Noninterest income for the three months ended June 30, 2006, was $10.1 million, an increase of 32.6% from the same period in 2005. Year-to-date 2006, noninterest income was $19.0 million, up 31.9% over the same period in 2005. Noninterest income represented 35.9% of second quarter total revenues and 34.1% of year-to-date total revenues, compared to 28.9% and 27.9%, respectively, for the same periods in 2005. The primary components of noninterest income are fees from investment services, insurance commissions and fees, service charges on deposit accounts, and card services income. These categories were all up in the second quarter and year-to-date over the comparable periods in 2005. Investment services income and insurance commissions and fees benefited from the acquisition of AM&M on January 6, 2006, and the acquisition of two insurance agencies during the first half of 2006.

Investment services reflects income from Tompkins Investment Services (TIS), a division within Tompkins Trust Company, and AM&M. Investment services income, which includes: trust services, financial planning, wealth management services, and brokerage related services was $3.1 million in the second quarter of 2006, up 129.1% over the same period in 2005. For the first six months of 2006, investment services income was $6.0 million, an increase of 117.9% over the same period in 2005. AM&M contributed $1.6 million and $2.9 million, respectively, to the growth in second quarter and year-to-date 2006 investment services income. AM&M provides fee-based financial planning services, wealth management services, and brokerage services to independent financial planners and investment advisors.

TIS generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing investments in employee benefits plans. TIS income was $1.5 million in the second quarter of 2006, an increase of $177,000 or 13.1% over the same period in 2005. For the six months ended June 30, 2006, TIS income was $3.0 million compared with $2.7 million for the same period prior year. With fees largely based on the market value and mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The market value of assets managed by, or in custody of, TIS was $1.6 billion at June 30, 2006, up 7.8% from $1.5 billion at June 30, 2005. These figures include $509.7 million and $422.8 million, respectively, of Company-owned securities where Tompkins Investment Services is custodian.

Insurance commissions and fees were $2.3 million in the second quarter of 2006, an increase of 16.8% over the second quarter of 2005. For the first six months of 2006, insurance commissions and fees were $4.5 million, up 17.8% from $3.8 million for the same period in 2005. The growth was mainly in revenue generated from commercial lines as well as an increase in profit-sharing commissions from insurance underwriters. The acquisition of AM&M also contributed approximately $34,000 and $169,000, respectively, to the second quarter and year-to-date 2006 increase in insurance commissions and fees. AM&M offers customized risk management plans using life, disability and long-term care insurance products. The acquisition of two insurance agencies in 2006 (March and April) also contributed to the growth in commissions in 2006 over 2005.

Service charges on deposit accounts increased 1.5% to $2.1 million in the second quarter of 2006 compared to the second quarter of 2005. For the six months ended June 30, 2006, service charges on deposit accounts were $4.0 million, a 2.3% increase over the same period in 2005. An increase in the number of transaction accounts and fee increases contributed to the growth in service charges on deposit accounts in 2006 over 2005.

Card services income increased by 6.5% or $43,000, to $708,000 for the second quarter of 2006 over the same quarter in 2005. Card services income of $1.4 million for the six months ended June 30, 2006 was up 10.3% from $1.3 million for the six months ended June 30, 2005. The increase in income over prior year was concentrated in debit card income and reflects an increased number of cardholders, higher transaction volume, and fee increases.

Other services charges were down 27.4% in the second quarter of 2006 to $578,000 from $796,000 in the same period of 2005. For the six months ended June 30, 2006, other service charges were down 16.2% to $1.2 million from $1.5 million in the same period of 2005. The decrease is primarily the result of the sale of the Company's merchant card processing relationships in the fourth quarter of 2005. Merchant card processing income was $151,000 in the second quarter of 2005 and $220,000 year-to-date 2005, compared to $1,000 in the second quarter of 2006 and $43,000 year-to-date 2006.

Noninterest income for the second quarter of 2006 includes $265,000 of income relating to increases in the cash surrender value of corporate owned life insurance (COLI). This compares to $264,000 for the same period in 2005. For the year-to-date period COLI related income was $570,000, up 10.5% from the same period in 2005. The COLI relates to life insurance policies covering certain executive officers of the Company. The Company's average investment in COLI was $27.6 million for the three-month period ended June 30, 2006, compared to $25.4 million for the same period in 2005. Although income associated with the insurance policies is not included in interest income, the COLI produced a tax-equivalent return of 6.98% for the first six months of 2006, compared to 7.01% for the same period in 2005. For the quarter and year-to-date periods ended June 30, 2006, the Company recognized $685,000 in proceeds from death benefits on corporate owned life insurance.

Other income for the second quarter of 2006 was down $75,000 to $395,000 from the same period in 2005. The decrease was largely driven by a $207,000 gain on sale of real estate related to the 2005 relocation of The Bank of Castile's Warsaw Office to a newly renovated building and the sale of the former office building. For the second quarter 2006, the Company recognized income of $253,000 attributable to its investment in a small business investment company (SBIC) compared to $144,000 for the second quarter of 2005. Other income increased from $609,000 for the first six months of 2005 to $648,000 for the same period in 2006. The year to date increase in other income is largely driven by the increase in income from the Company's SBIC investment from $184,000 through June 30, 2005 to $343,000 through June 30, 2006.

Noninterest Expenses
Total noninterest expenses were $18.5 million for the second quarter of 2006, an increase of 20.5% over noninterest expenses of $15.3 million for the same period in 2005. Year-to-date June 30, 2006 noninterest expense increased to $36.4 million from $30.6 million for the prior year period. The addition of AM&M contributed approximately $1.3 million of the $3.2 million increase in quarterly noninterest expenses and $2.6 million of the $5.8 million increase in year-to-date noninterest expense.

Personnel-related expenses comprise the largest segment of noninterest expense, representing 57.3% of noninterest expense for the second quarter of 2006 compared to 58.5% of noninterest expense for the same period of 2005. The 18.1% increase in personnel-related expenses period-over-period was primarily a result of higher salaries and wages related to an increase in average full-time equivalent employees (FTEs), from 599 at June 30, 2005, to 664 at June 30, 2006, along with, annual salary adjustments. The increase in average FTEs is primarily a result of the acquisitions of AM&M, staffing requirements at the Company's newer offices, and the recent insurance agency acquisitions by Tompkins Insurance in 2006. Compensation costs increased by $370,000 due to the expensing of stock options required by the Company's adoption of Statement of Financial Accounting Standard No. 123 (Revised) "Share-Based Payment" on January 1, 2006. Refer to Note 3 "Stock Plans and Stock-Based Compensation" to the Notes to

Unaudited Condensed Consolidated Financial Statements for additional details on the impact of the adoption of SFAS No. 123(R). Healthcare and pension expenses were also up over the same period in 2005.

Expenses related to bank premises and furniture and fixtures totaled $2.2 million for the three-month period end June 30, 2006, an increase of 14.0% over the same period last year. For the six month period ended June 30, 2006, expenses related to bank premises and furniture and fixtures totaled $4.3 million, an increase of 11.4% over the same period last year. Additions to the Company's branch network, the acquisition of AM&M, as well as higher real estate taxes, insurance and utility costs contributed to the increased expenses for bank premises and furniture and fixtures year-over-year.

Other noninterest expenses amounted to $3.7 million for the second quarter 2006 compared to $2.6 million for the corresponding quarter in 2005. Other noninterest expenses were $7.0 million for the first six months of 2006 and $5.2 million for the similar period of 2005. The acquisition of AM&M contributed approximately $274,000 to the quarterly increase and $616,000 to the year-to-date increase in this category. The $300,000 charitable contribution mentioned above also contributed to the growth in this category. Business development, postage, printing and supplies, legal fees, education and training, and loss on sale of other real estate were also up over the same periods in 2005.

Income Tax Expense
The provision for income taxes provides for Federal and New York State income taxes. The provision for the three months ended June 30, 2006, was $2.8 million, compared to $3.4 million for the same period in 2005. For the year-to-date period ended June 30, 2006, the provision $5.6 million, down from $6.5 million for the same period in 2005. The Company's effective tax rate for the second quarter of 2006 was 29.3%, compared to 32.7% for the same period in 2005. For the six months ended June 30, 2006, the effective tax rate was 29.8% compared to 32.6% for the comparable prior year period. The recognition of $685,000 of life insurance proceeds in the second quarter of 2006 contributed to the decrease in the effective rate in 2006 compared with 2005. Also contributing to the lower effective rate is higher levels of tax-advantaged income, such as income from investments in municipal bonds, and economic zone credits.


FINANCIAL CONDITION
The Company's total assets were $2.1 billion at June 30, 2006, representing a 1.4% increase over total assets reported at December 31, 2005. Asset growth included a $59.3 million increase in the carrying value of securities. Total loans decreased by $28.9 million, while cash and cash equivalents decreased by $10.4 million. Balances for securities and loans were impacted by the securitization of residential mortgage loans in June 2006. The Company entered into an agreement with FHLMC to securitize $32.0 million of the Company's residential mortgage loans. As of June 30, 2006, these securitized loans were held in the Company's available-for-sale securities portfolio as mortgage-backed securities. The decrease in cash and equivalents reflects the reinvestment of proceeds from securities sales at year-end 2005 in early 2006. Commercial real estate loans were up $7.5 million from year-end 2005 to June 30, 2006. Deposits were down $36.5 million from December 31, 2005 to June 30, 2006. The majority of the decline in deposits was in time deposits of $100,000 or more and primarily reflects activity in our municipal customer base.


Capital
Total shareholders' equity totaled $181.1 million at June 30, 2006, a decrease of $98,000 from December 31, 2005. Surplus increased by $38.8 million, from $118.7 million at December 31, 2005, to $157.4 million at June 30, 2006; while undivided profits decreased $33.5 million from $69.2 million at December 31, 2005, to $35.7 million at June 30, 2006 and accumulated other comprehensive loss widened $5.3 million over the same period. The Company paid a 10% stock dividend on May 15, 2006, which contributed to the increase in surplus and decrease in undivided profits. The increase in common stock reflects shares issued for stock option exercises and shares issued in connection with the acquisition of AM&M. The increase in accumulated other comprehensive loss relates to an increase in unrealized losses on available-for-sale securities largely due to continued increases in short-term market interest rates.

Cash dividends paid in the first six months of 2006 totaled approximately $5.4 million, representing 41.1% of year-to-date earnings. Cash dividends of $0.55 per share paid during the first six months of 2006 were up 5.8% over the $0.52 per share paid during the same period in 2005.

On July 27, 2004, the Company's Board of Directors approved a stock repurchase plan (the "2004 Plan") which authorized the repurchase of up to 484,000 shares of the Company's outstanding common stock over a two-year period. During the first six months of 2006, 151,742 shares were repurchased at an average price of $40.51. As of June 30, 2006, remaining shares available for repurchase under the 2004 Plan were 308,076. The 2004 Plan expired on July 27, 2006.

On July 18, 2006, the Company's Board of Directors approved a new stock repurchase plan (the "2006 Plan") to replace the above 2004 Plan, which expired in July 2006. The 2006 Plan authorizes the repurchase of up to 450,000 additional shares of the Company's outstanding common stock over a two-year period.


The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and its subsidiaries meet all capital adequacy requirements to which they are subject. The table below reflects the Company's capital position at June 30, 2006, compared to the regulatory capital requirements for "well capitalized" institutions.

REGULATORY CAPITAL ANALYSIS - June 30, 2006
---------------------------------------------------------------------------------------------------------
                                                             Actual                   Well Capitalized
                                                                                         Requirement
(Dollar amounts in thousands)                       Amount           Ratio          Amount          Ratio
---------------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets)          $    189,102        13.7%       $    138,421        10.0%
Tier I Capital (to risk weighted assets)         $    175,392        12.7%       $     83,053         6.0%
Tier I Capital (to average assets)               $    175,392         8.3%       $    105,456         5.0%
=========================================================================================================

As illustrated above, the Company's capital ratios on June 30, 2006, remain well above the minimum requirement for well capitalized institutions. As of June 30, 2006, the capital ratios for each of the Company's subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

Reserve for Loan/Lease Losses and Nonperforming Assets
Management reviews the adequacy of the reserve for loan/lease losses (the
"reserve") on a regular basis. Management considers the accounting policy relating to the reserve to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the reserve required to cover credit losses in the Company's portfolio and the material effect that assumption could have on the Company's results of operations. Factors considered in determining the adequacy of the reserve and the related provision include: management's approach to granting new credit; the ongoing monitoring of existing credits by the internal and external loan review functions; the growth and composition of the loan and lease portfolio; the level and trend of market interest rates;
comments received during the course of regulatory examinations; current local economic conditions; past due and nonperforming loan statistics; estimated collateral values; and a historical review of loan and lease loss experience.
Based upon consideration of the above factors, management believes that the reserve is adequate to provide for the risk of loss inherent in the current loan and lease portfolio. Activity in the Company's reserve for loan/lease losses during the six months of 2006 and 2005 is illustrated in the table below.

ANALYSIS OF THE RESERVE FOR LOAN/LEASE LOSSES  (In thousands)
---------------------------------------------------------------------------------------------------------
                                                                             June 30, 2006  June 30, 2005
---------------------------------------------------------------------------------------------------------
Average Loans and Leases Outstanding Year to Date                             $  1,256,662   $  1,196,612
------------------------------------------------------------------------------------------   ------------
Beginning Balance                                                                   13,677         12,549
------------------------------------------------------------------------------------------   ------------
Provision for loan/lease losses                                                        533          1,168
     Loans charged off                                                                (733)        (1,161)
     Loan recoveries                                                                   233            429
------------------------------------------------------------------------------------------   ------------
Net charge-offs                                                                       (500)          (732)
------------------------------------------------------------------------------------------   ------------
Ending Balance                                                                $     13,710   $     12,985
=========================================================================================================

The reserve represented 1.10% of total loans and leases outstanding at June 30, 2006, up from 1.06% at June 30, 2005. The reserve coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) increased from 2.20 times at June 30, 2005, to 3.86 times at June 30, 2006. Management is committed to early recognition of loan problems and to maintaining an adequate reserve.

The level of nonperforming assets at June 30, 2006 and 2005, is illustrated in the table below. Nonperforming assets of $4.0 million as of June 30, 2006, reflect a decrease of $2.1 million from $6.1 million as of June 30, 2005. The current level of nonperforming assets was 0.19% of total assets at June 30,

2006, compared to 0.30% at June 30, 2005. Approximately $370,000 of nonperforming loans at June 30, 2006, were secured by U.S. Government guarantees, while $1.0 million were secured by one-to-four family residential properties.

Potential problem loans/leases are loans/leases that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans/leases as nonperforming at some time in the future. Management considers loans/leases classified as Substandard that continue to accrue interest to be potential problem loans/leases. At June 30, 2006, the Company's internal loan review function had identified 23 commercial relationships totaling $13.8 million, which it has classified as Substandard, which continue to accrue interest. As of December 31, 2005, the Company's internal loan review function had classified 34 commercial relationships as Substandard totaling $20.0 million, which continue to accrue interest. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in aggregate, give management reason to believe that the current risk exposure on these loans is not significant. At June 30, 2006, approximately $3.8 million of these loans were backed by guarantees of U.S. government agencies. While in a performing status as of June 30, 2006, these loans exhibit certain risk factors, which have the potential to cause them to become nonperforming in the future. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis. The decrease in the number and dollar amount of commercial relationships classified as Substandard between December 31, 2005 and June 30, 2006 primarily reflects upgrades of approximately $4.6 million due to improvements in financial performance, and paydowns of approximately $1.2 million.

NONPERFORMING ASSETS (In thousands)
---------------------------------------------------------------------------------------------------------
                                                                             June 30, 2006  June 30, 2005
---------------------------------------------------------------------------------------------------------
Nonaccrual loans and leases                                                   $      2,937   $      5,290
Loans past due 90 days and accruing                                                    475            570
Troubled debt restructuring not included above                                          50             50
---------------------------------------------------------------------------------------------------------
     Total nonperforming loans                                                       3,462          5,910
---------------------------------------------------------------------------------------------------------
Other real estate, net of allowances                                                   513            202
---------------------------------------------------------------------------------------------------------
     Total nonperforming assets                                               $      3,975   $      6,112
---------------------------------------------------------------------------------------------------------
Total nonperforming loans/leases as a percent of total loans/leases                   0.29%          0.48%
---------------------------------------------------------------------------------------------------------
Total nonperforming assets as a percentage of total assets                            0.19%          0.30%
=========================================================================================================

Deposits and Other Liabilities
Total deposits of $1.7 billion at June 30, 2006, decreased $36.5 million, or 2.2%, from December 31, 2005. The majority of the decline was in time deposits of $100,000 or more as the rates on certain of these deposit accounts moved higher. Core deposits, (total deposits less time deposits of $100,000 or more, brokered time deposits, and municipal money market deposits), which represent the Company's primary funding source, were down 1.0% from year-end 2005. Core deposits totaled $1.3 billion at June 30, 2006, and represented 64.4% of total liabilities. This compares to core deposits of $1.2 billion, representing 64.9% of total liabilities at December 31, 2005.

Non-core funding sources for the Company totaled $670.9 million at June 30, 2006, up from $651.0 million at December 31, 2005. Non-core funding at June 30, 2006, included municipal deposits, time deposits of $100,000 or more, term advances and securities sold under agreements to repurchase ("repurchase agreements") with the Federal Home Loan Bank (FHLB), and retail repurchase agreements.

The growth in non-core funding between December 31, 2005, and June 30, 2006, was concentrated in short term borrowings. At December 31, 2005, borrowings maturing in one year were $297,000 increasing to $76.0 million at June 30, 2006. Overnight borrowings increased to $64.8 million at June 30, 2006. As municipal deposits and time deposits over $100,000 fluctuate, the Company relies on overnight borrowings to meet short-term liquidity needs.

The Company's liability for repurchase agreements amounted to $149.0 million at June 30, 2006, which is down slightly from $152.7 million at December 31, 2005. Included in repurchase agreements at June 30, 2006, were $82.0 million in FHLB repurchase agreements and $67.0 million in retail repurchase agreements. Retail repurchase agreements are arrangements with local customers, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date.

The Company's other borrowings include amounts owed to the FHLB. The Company increased its other borrowings from the FHLB by $70.7 million, to $134.4 million at June 30, 2006, from $63.7 million at year-end 2005 primarily in short-term borrowings, including overnight lines of credit.

Included in the $151.3 million in term advances and repurchase agreements with the FHLB are $102.0 million of callable advances. The advances have call dates between 2006 and 2010 and are callable if certain conditions are met.

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

Core deposits are a primary funding source and represent a low cost funding source obtained primarily through the Company's branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $100,000 or more, brokered time deposits, municipal money market accounts, securities sold under agreements to repurchase and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources, as a percentage of total liabilities, increased from 33.8% at December 31, 2005 to 34.3% at June 30, 2006. The increase in the dollar volume of non-core funding was concentrated in short term borrowings. Rates on these borrowing increased as the Federal Reserve increase the Federal Funds Rate.

Cash and cash equivalents totaled $55.4 million as of June 30, 2006, down from $65.8 million at December 31, 2005. Short-term investments, consisting of securities due in one year or less, increased from $40.5 million at December 31, 2005, to $42.9 million on June 30, 2006. The Company also pledges securities as collateral for certain non-core funding sources. Securities carried at $516.8 million at December 31, 2005, and $530.9 million at June 30, 2006, were pledged as collateral for public deposits, or other borrowings, or sold under agreements to repurchase. Pledged securities represented 73.9% of total securities as of June 30, 2006, compared to 78.4% as of December 31, 2005.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $350.1 million at June 30, 2006, compared with $316.4 million at December 31, 2005. Using current prepayment assumptions, cash flow from the investment portfolio is estimated to be approximately $111.5 million over the next 12 months. Investments in residential mortgage loans, consumer loans, and leases totaled approximately $555.6 million at June 30, 2006 as compared to $574.9 million at December 31, 2005. Aggregate amortization from monthly payments on these loan assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At June 30, 2006, the unused borrowing capacity on established lines with the FHLB was $331.8 million. As members of the FHLB, the Company's subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At June 30, 2006, total unencumbered residential mortgage loans of the Company were $253.1 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The Company's Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 200 basis point change in rates. Based upon the simulation analysis performed as of June 30, 2006, a 200 basis point upward shift in interest rates over a one-year time frame would result in a one-year decrease in net interest income of approximately 4.5%, while a 200 basis point decline in interest rates over a one-year period would result in an increase in net interest income of 0.1%. This simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

The negative exposure in a rising rate environment is mainly driven by the repricing assumptions of the Company's core deposit base and the lag in the repricing of the Company's adjustable rate assets. Longer-term, the impact of a rising rate environment is positive as the asset base continues to reset at higher levels, while the repricing of the rate sensitive liabilities moderates. The positive exposure in the 200 basis point decline scenario results from the Company's liabilities in particular deposits repricing downward more rapidly than the rates on the Company's assets. The Company's most recent base case simulation, which assumes interest rates remain unchanged from the date of the simulation, reflects a relatively flat net interest margin during 2006.

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

The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of June 30, 2006. The analysis reflects sensitivity to rising interest rates in all repricing intervals shown.

Condensed Static Gap - June 30, 2006                                                Repricing Interval

                                                                                                                       Cumulative
(Dollar amounts in thousands)                               Total        0-3 months     3-6 months     6-12 months     12 months
---------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets                                  $  1,980,867   $    419,280   $     68,453   $    153,541   $    641,274
Interest-bearing liabilities                                1,576,607        704,481        166,755        171,508   $  1,042,744
---------------------------------------------------------------------------------------------------------------------------------
Net gap position                                                            (285,201)       (98,302)       (17,967)      (401,470)
---------------------------------------------------------------------------------------------------------------------------------
Net gap position as a percentage of total assets                              (13.35%)        (4.60%)        (0.84%)       (18.79%)
=================================================================================================================================

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2006. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this Report on Form 10-Q the Company's disclosure controls and procedures were effective in providing reasonable assurance that any information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that material information relating to the Company and its subsidiaries is made known to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the Company's second quarter ended June 30, 2006, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Maximum Number (or
                                                                                                             Approximate Dollar
                                                                                Total Number of Shares      Value) of Shares that
                                                                                 Purchased as Part of       May Yet Be Purchased
                             Total Number of Shares   Average Price Paid      Publicly Announced Plans or    Under the Plans or
                                   Purchased              Per Share                    Programs                   Programs
              Period                  (a)                      (b)                        (c)                        (d)
-----------------------------------------------------------------------------------------------------------------------------------
April 1, 2006 through
April 30, 2006                       24,202               $    43.29                    23,000                    396,086

May 1, 2006 through
May 31, 2006                         88,010                    38.77                    88,010                    308,076

June 1, 2006 through
June 30, 2006                           198                    39.56                         0                    308,076

-----------------------------------------------------------------------------------------------------------------------------------
Total                               112,410               $    39.74                   111,010                    308,076
-----------------------------------------------------------------------------------------------------------------------------------

On July 28, 2004, the Company announced the Company's stock repurchase plan (the "2004 Plan"), which was approved by the Company's Board of Directors on July 27, 2004. Under the 2004 Plan, the Company is authorized to repurchase up to 484,000 shares of Tompkins common stock over a two-year period, which ended July 27, 2006. Over the life of the 2004 Plan, 175,924 shares have been repurchased at an average cost of $40.03.

On July 19, 2006, the Company announced that the Company's Board of Directors approved, on July 18, 2006, a new stock repurchase plan (the "2006 Plan") to replace the above 2004 Plan, which expired in July 2006. The 2006 Plan authorizes the repurchase of up to 450,000 additional shares of the Company's outstanding common stock over a two-year period.

Included above are 1,202 shares purchased in April 2006 at an average cost of $47.46 and 198 shares purchased in June 2006 at an average cost of $39.56 by the trustee of the rabbi trust established by the Company under the Company's Stock Retainer Plan For Eligible Directors of Tompkins Trustco, Inc., and Participating Subsidiaries and were part of the director deferred compensation under that plan. Shares purchased under the rabbi trust are not part of the Board approved stock repurchase plan.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of stockholders of the Company was held on May 8, 2006 (the "Annual Meeting"). Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended.

The election of five directors for three-year terms was approved at the Annual Meeting. Director nominees: Russell K. Achzet, James W. Fulmer, James R. Hardie, Patricia A. Johnson, and Thomas R. Salm were each elected to a term of three years expiring in 2009. Directors continuing in office: John A. Alexander, James
J. Byrnes, Elizabeth W. Harrison, Bonnie H. Howell, Hunter R. Rawlings, Michael
H. Spain, William D. Spain, and Hunter Rawlings. The voting for the directors is shown below.

                                           Number of Shares      Number of Shares Voted             Number of Shares
    Director                                      Voted For                     Against                     Withheld
    ----------------------------------------------------------------------------------------------------------------
    Russell K. Achzet                             6,873,370                      214,289                   1,959,735
    James W. Fulmer                               6,902,154                      185,505                   1,959,735
    James R. Hardie                               6,918,616                      169,043                   1,959,735
    Patricia A. Johnson                           6,918,156                      169,503                   1,959,735
    Thomas R. Salm                                6,897,919                      189,740                   1,959,735

Item 5.  Other Information

         None

Item 6.  Exhibits

            10.1* Amendment to the Tompkins Trustco, Inc. Supplemental Retirement Agreement with James J. Byrnes (filed herewith)

            10.2* Tompkins Trustco, Inc. Officer Group Term Replacement Plan, as amended on June 26, 2006 (filed herewith)

            31.1 Certification of Principal Executive Officer and required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

            31.2 Certification of Principal Financial Officer and required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

            32.1 Certification of Principal Executive Officer and required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350 (filed herewith)

            32.2 Certification of Principal Financial Officer and required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:      August 8, 2006


TOMPKINS TRUSTCO, INC.

By:  /s/ JAMES J. BYRNES                    By: /s/ FRANCIS M. FETSKO
     --------------------------------           --------------------------------
     Chairman of the Board                      Executive Vice President and
     Chief Executive Officer                    Chief Financial Officer
     (Principal Executive Officer)              (Principal Financial Officer)

EXHIBIT INDEX
-------------



Exhibit Number       Description                                           Pages
--------------------------------------------------------------------------------

10.1*                Amendment to the Tompkins Trustco, Inc.
                     Supplemental Retirement Agreement with James J.
                     Byrnes                                                  31

10.2*                Tompkins Trustco, Inc. Officer Group Term
                     Replacement Plan, as amended on June 26, 2006           33

31.1                 Certification of Principal Executive Officer and
                     required by Rule 13a-14(a) of the Securities
                     Exchange Act of 1934, as amended.                       47

31.2                 Certification of Principal Financial Officer and
                     required by Rule 13a-14(a) of the Securities
                     Exchange Act of 1934, as amended.                       48

32.1                 Certification of Principal Executive Officer and
                     required by Rule 13a-14(b) of the Securities
                     Exchange Act of 1934, as amended, 18 U.S.C.
                     Section 1350                                            49

32.2                 Certification of Principal Financial Officer and
                     required by Rule 13a-14(b) of the Securities
                     Exchange Act of 1934, as amended, 18 U.S.C.
                     Section 1350                                            50