Form 10-Q
period 2006-09-30
TOMPKINS TRUSTCO INC
filed 2006-11-09
CIK 1005817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X].

Indicate the number of shares of the registrant's common stock outstanding as of the latest practicable date:

              Class                      Outstanding as of October 27, 2006
   ----------------------------          ----------------------------------
   Common Stock, $.10 par value                     9,786,147 shares

                             TOMPKINS TRUSTCO, INC.

                                    FORM 10-Q

                                      INDEX

                                                                         PAGE
                                                                         ----
PART I -FINANCIAL INFORMATION

    Item 1 - Financial Statements (Unaudited)
             Condensed Consolidated Statements of Condition as of
             September 30, 2006 and December 31, 2005                     3

             Condensed Consolidated Statements of Income for the
             three and nine months ended September 30, 2006 and 2005      4

             Condensed Consolidated Statements of Cash Flows for the
             nine months ended September 30, 2006 and 2005                5

             Condensed Consolidated Statements of Changes in
             Shareholders' Equity for the nine months ended
             September 30, 2006 and 2005                                  6

             Notes to Unaudited Condensed Consolidated Financial
             Statements                                                   7-13

    Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          14-24

    Item 3 - Quantitative and Qualitative Disclosures about Market Risk   25

    Item 4 - Controls and Procedures                                      26


PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                            27

    Item 1A - Risk Factors                                                27

    Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds  27

    Item 3 - Defaults Upon Senior Securities                              28

    Item 4 - Submission of Matters to a Vote of Security Holders          28

    Item 5 - Other Information                                            28

    Item 6 - Exhibits                                                     28

SIGNATURES                                                                28

EXHIBIT INDEX                                                             29


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                  (In thousands, except share data) (Unaudited)

                                                                                            As of            As of
ASSETS                                                                                    09/30/2006       12/31/2005
                                                                                         ------------     ------------
Cash and noninterest bearing balances due from banks                                     $     65,657     $     62,436
Interest bearing balances due from banks                                                          910              861
Federal funds sold                                                                                  0            2,500
Available-for-sale securities, at fair value                                                  648,217          576,242
Held-to-maturity securities, fair value of $62,440 at September 30, 2006,
   and $82,768 at December 31, 2005                                                            62,025           82,658
Loans held-for-sale                                                                             9,132              181
Loans and leases, net of unearned income and deferred costs and fees                        1,277,552        1,271,168
Less:  Reserve for loan/lease losses                                                           14,120           13,677
----------------------------------------------------------------------------------------------------------------------
                                                                   Net Loans/Leases         1,263,432        1,257,491

Bank premises and equipment, net                                                               41,773           36,938
Corporate owned life insurance                                                                 25,344           27,169
Goodwill                                                                                       17,459           12,286
Other intangible assets                                                                         3,241            2,160
Accrued interest and other assets                                                              42,505           45,948
----------------------------------------------------------------------------------------------------------------------
                                                                       Total Assets      $  2,179,695     $  2,106,870
======================================================================================================================

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARIES AND SHAREHOLDERS' EQUITY
Deposits:
     Interest bearing:
          Checking, savings and money market                                             $    728,253          688,521
          Time                                                                                632,949          634,607
     Noninterest bearing                                                                      342,237          359,882
----------------------------------------------------------------------------------------------------------------------
                                                                     Total Deposits         1,703,439        1,683,010

Federal funds purchased and securities sold under agreements to repurchase                    170,679          152,651
Other borrowings                                                                               87,003           63,673
Other liabilities                                                                              28,159           24,863
----------------------------------------------------------------------------------------------------------------------
                                                                  Total Liabilities      $  1,989,280     $  1,924,197
----------------------------------------------------------------------------------------------------------------------

Minority interest in consolidated subsidiaries                                                  1,487            1,452

Shareholders' equity:
     Common Stock - par value $.10 per share: Authorized 15,000,000 shares;
       Issued: 9,823,194 at September 30, 2006; and 9,899,546 at December 31, 2005                982              900
     Surplus                                                                                  155,712          118,663
     Undivided profits                                                                         39,578           69,228
     Accumulated other comprehensive loss                                                      (5,893)          (6,308)
     Treasury stock, at cost - 63,025 shares at September 30, 2006,
       and 58,831 shares at December 31, 2005                                                  (1,451)          (1,262)

----------------------------------------------------------------------------------------------------------------------
                                                         Total Shareholders' Equity      $    188,928     $    181,221
----------------------------------------------------------------------------------------------------------------------
                  Total Liabilities, Minority Interest in Consolidated Subsidiaries
                                                           and Shareholders' Equity      $  2,179,695     $  2,106,870
======================================================================================================================

Share data has been retroactively adjusted to reflect a 10% stock dividend paid on May 15, 2006.

See accompanying notes to unaudited condensed consolidated financial statements.


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                                                         Three months ended               Nine months ended
                                                                      09/30/2006      09/30/2005      09/30/2006      09/30/2005
                                                                     ------------    ------------    ------------    ------------
INTEREST AND DIVIDEND INCOME
Loans                                                                $     22,798    $     20,901    $     66,360    $     59,309
Balances due from banks                                                         8               4              73              53
Federal funds sold                                                              0               0               9              13
Available-for-sale securities                                               7,281           5,803          20,992          17,420
Held-to-maturity securities                                                   632             648           2,046           1,787
---------------------------------------------------------------------------------------------------------------------------------
                                Total Interest and Dividend Income         30,719          27,356          89,480          78,582
---------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits:
     Time certificates of deposits of $100,000 or more                      3,064           1,724           9,439           4,415
     Other deposits                                                         6,677           4,398          18,006          11,876
Federal funds purchased and securities sold under agreements
     to repurchase                                                          1,482           1,320           4,093           3,588
Other borrowings                                                            1,392             825           3,050           2,389
---------------------------------------------------------------------------------------------------------------------------------
                                            Total Interest Expense         12,615           8,267          34,588          22,268
---------------------------------------------------------------------------------------------------------------------------------
                                               Net Interest Income         18,104          19,089          54,892          56,314
---------------------------------------------------------------------------------------------------------------------------------
                            Less:  Provision for loan/lease losses            482             662           1,015           1,831
---------------------------------------------------------------------------------------------------------------------------------
         Net Interest Income After Provision for Loan/Lease Losses         17,622          18,427          53,877          54,483
---------------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Investment services income                                                  3,173           1,270           9,128           4,003
Insurance commissions and fees                                              2,567           2,017           7,032           5,806
Service charges on deposit accounts                                         2,030           2,234           6,025           6,138
Card services income                                                          746             663           2,144           1,931
Other service charges                                                         651             793           1,867           2,246
Increase in cash surrender value of corporate owned life insurance            276             270             846             786
Life insurance proceeds                                                         0               0             685               0
Net gains on sale of loans                                                     40              47             118             168
Other income                                                                  477             413           1,127           1,021
Net gain on sale of available-for-sale securities                               0               0               0              19
---------------------------------------------------------------------------------------------------------------------------------
                                          Total Noninterest Income          9,960           7,707          28,972          22,118
---------------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salary and wages                                                            8,265           7,183          24,928          21,114
Pension and other employee benefits                                         2,073           1,873           6,623           5,741
Net occupancy expense of bank premises                                      1,239             984           3,667           3,042
Furniture and fixture expense                                                 885             894           2,753           2,694
Marketing expense                                                             648             549           1,850           1,686
Professional fees                                                             392             531           1,086           1,202
Software licenses and maintenance                                             459             433           1,434           1,339
Cardholder expense                                                            289             357             959           1,021
Amortization of intangible assets                                             183             140             540             455
Other operating expense                                                     3,026           2,661          10,013           7,867
---------------------------------------------------------------------------------------------------------------------------------
                                        Total Noninterest Expenses         17,459          15,605          53,853          46,161
---------------------------------------------------------------------------------------------------------------------------------
                     Income Before Income Tax Expense and Minority
                             Interest in Consolidated Subsidiaries         10,123          10,529          28,996          30,440
---------------------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                 33              33              98              98
                                                Income Tax Expense          3,287           3,386           8,919           9,871
=================================================================================================================================
                                                        Net Income   $      6,803    $      7,110    $     19,979    $     20,471
=================================================================================================================================
Basic Earnings Per Share                                             $       0.69    $       0.72    $       2.02    $       2.08
=================================================================================================================================
Diluted Earnings Per Share                                           $       0.68    $       0.71    $       2.00    $       2.05
=================================================================================================================================

Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on May 15, 2006. See accompanying notes to unaudited condensed consolidated financial statements.


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

       Nine months ended
                                                                                          09/30/2006      09/30/2005
                                                                                         ------------    ------------
OPERATING ACTIVITIES
Net income                                                                               $     19,979    $     20,471
Adjustments to reconcile net income to net cash
  provided by operating activities:
Provision for loan/lease losses                                                                 1,015           1,831
Depreciation and amortization premises, equipment, and software                                 3,058           2,831
Amortization of intangible assets                                                                 540             455
Earnings from corporate owned life insurance                                                     (846)           (786)
Net amortization on securities                                                                  1,202           1,387
Net gain on sale of available-for-sale securities                                                   0             (19)
Net gain on sale of loans                                                                        (118)           (168)
Proceeds from sale of loans                                                                     8,486          11,796
Loans originated for sale                                                                      (8,188)        (11,620)
Net gain on sale of bank premises and equipment                                                   (25)           (215)
Tax benefit from stock option exercises                                                             0             193
Stock-based compensation expense                                                                  542               0
Increase in accrued interest receivable                                                        (1,152)         (1,190)
Increase in accrued interest payable                                                              500             581
Other, net                                                                                      8,825          12,067
---------------------------------------------------------------------------------------------------------------------
                                         Net Cash Provided by Operating Activities             33,820          37,614
---------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities                                      54,844          70,440
Proceeds from sales of available-for-sale securities                                           25,978          24,318
Proceeds from maturities of held-to-maturity securities                                        32,258          22,262
Purchases of available-for-sale securities                                                   (121,408)        (95,797)
Purchases of held-to-maturity securities                                                      (11,725)        (32,873)
Net increase in loans                                                                         (48,127)        (76,746)
Proceeds from sale of bank premises and equipment                                                  68             362
Purchases of bank premises and equipment                                                       (7,467)         (4,316)
Net cash used in acquisitions                                                                  (3,115)              0
Purchase of corporate owned life insurance                                                          0          (2,080)
Other, net                                                                                        (82)              0
---------------------------------------------------------------------------------------------------------------------
                                             Net Cash Used in Investing Activities            (78,776)        (94,430)
---------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase (decrease) in demand, money market,
  and savings deposits                                                                         22,087         (41,682)
Net (decrease) increase in time deposits                                                       (1,658)        102,771
Net increase in securities sold under agreements
  to repurchase and Federal funds purchased                                                    18,028          15,122
Increase in other borrowings                                                                   84,799          67,000
Repayment of other borrowings                                                                 (61,548)        (50,454)
Cash dividends                                                                                 (8,370)         (7,814)
Cash paid in lieu of fractional shares - 10% stock dividend                                       (10)            (13)
Common stock repurchased and returned to unissued status                                       (9,261)           (897)
Net proceeds from exercise of stock options                                                     1,406             678
Tax benefit from stock option exercises                                                           253               0
---------------------------------------------------------------------------------------------------------------------
                                         Net Cash Provided by Financing Activities             45,726          84,711
---------------------------------------------------------------------------------------------------------------------

Net Increase in Cash and Cash Equivalents                                                         770          27,895
Cash and cash equivalents at beginning of period                                               65,797          40,932
---------------------------------------------------------------------------------------------------------------------
Total Cash & Cash Equivalents at End of Period                                           $     66,567    $     68,827
=====================================================================================================================

Supplemental Information:
     Cash paid during the year for:
          Interest                                                                       $     34,089    $     21,687
          Taxes                                                                                 3,605           4,317
      Non-cash investing and financing activities:
          Fair value of non-cash assets acquired in purchase acquisitions                $        852    $          0
          Fair value of liabilities assumed in purchase acquisitions                     $        945    $          0
          Fair value of shares issued for acquisitions                                   $      2,753    $          0
          Securitization of loans                                                        $     32,040    $          0

See accompanying notes to unaudited condensed consolidated financial statements.


      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (In thousands, except share data) (Unaudited)

                                                                                        Accumulated
                                                                                           Other
                                             Common                       Undivided    Comprehensive    Treasury
                                             Stock          Surplus        Profits     Income (Loss)      Stock        Total
--------------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 2005               $       816    $    75,837    $    94,522    $       871    $    (1,044)   $   171,002
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
   Net Income                                                                20,471                                       20,471
   Other comprehensive loss                                                                 (3,868)                       (3,868)
                                                                                                                     -----------
            Total Comprehensive Income                                                                                    16,603
                                                                                                                     ===========

Cash dividends ($0.79 per share)                                             (7,814)                                      (7,814)
Exercise of stock options and related
   tax benefit (39,565 shares, net)                 3            868                                                         871
Common stock repurchased and returned
   to unissued status (24,182 shares)              (2)          (895)                                                       (897)
Effect of 10% stock dividend                       82         42,380        (42,462)                                           0
Cash paid in lieu of fractional shares
   (307 shares)                                                                 (13)                                         (13)
Directors deferred compensation plan
   (3,673 shares, net)                                           158                                         (158)             0
--------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 2005            $       899    $   118,348    $    64,704    $    (2,997)   $    (1,202)   $   179,752
================================================================================================================================

--------------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 2006               $       900    $   118,663    $    69,228    $    (6,308)   $    (1,262)   $   181,221
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
   Net Income                                                                19,979                                       19,979
   Other comprehensive income                                                                  415                           415
                                                                                                                     -----------
            Total Comprehensive Income                                                                                    20,394
                                                                                                                     ===========

Cash dividends ($0.85 per share)                                             (8,370)                                      (8,370)
Exercise of stock options and related
   tax benefit (70,825 shares, net)                 7          1,652                                                       1,659
Common stock repurchased and returned to
   unissued status (224,070 shares)               (23)        (9,238)                                                     (9,261)
Effect of 10% stock dividend                       91         41,158        (41,249)                                           0
Cash paid in lieu of fractional shares
   (262 shares)                                                                 (10)                                         (10)
Directors deferred compensation plan
   (6,574 shares, net)                                           189                                         (189)             0
Compensation expense stock options                               542                                                         542
Shares issued for purchase acquisition
   (77,155 shares)                                  7          2,746                                                       2,753
--------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 2006            $       982    $   155,712    $    39,578    $    (5,893)   $    (1,451)   $   188,928
================================================================================================================================

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

The following table presents the activity related to options under all plans for the nine months ended September 30, 2006.

                                                                Weighted        Weighted       Aggregate
                                                                 Average         Average       Remaining
                                               Number of        Exercise     Contractual       Intrinsic
                                                  Shares           Price            Term           Value
--------------------------------------------------------------------------------------------------------
Outstanding at January 1, 2006                   628,894    $      31.23
   Granted                                       234,465           42.39
Exercised                                        (84,988)          23.72
   Expired                                        (2,178)          39.34
   Forfeited                                     (35,425)          38.77
--------------------------------------------------------------------------------------------------------
Outstanding at September 30, 2006                740,768    $      35.24            7.00    $  7,564,736
========================================================================================================
Exercisable at September 30, 2006                458,371    $      31.43            5.86    $  6,428,660
========================================================================================================

The Company's practice is to issue original issue shares of its common stock upon exercise of stock options rather than treasury shares. The Company granted
234,465 options to its employees in the first nine months of 2006. No options were granted in the first nine months of 2005. The weighted average grant-date fair value of the options granted in 2006 was $11.48. The Company uses the Black-Scholes option-valuation model to determine the fair value of each option at the date of grant. This valuation model estimates fair value based on the assumptions listed in the table below. The risk-free interest rate is the interest rate available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the share option at the time of grant. The expected dividend yield is based on dividend trends and the market price of the Company's stock price at grant. Volatility is largely based on historical volatility of the Company's stock price. Expected term is based upon historical experience of employee exercises and terminations as well as the vesting term of the grants.

                                                                                                   2006
--------------------------------------------------------------------------------------------------------
Risk-free interest rate                                                                             4.32%
Expected dividend yield                                                                             2.60%
Volatility                                                                                         28.28%
Expected life (years)                                                                                6.5
========================================================================================================

The total intrinsic value, which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date, of options exercised was $362,000 and $362,000 for the three months ended September 30, 2006 and 2005, respectively, and $1.6 million and $900,000 for the nine months ended September 30, 2006 and 2005, respectively.

As of September 30, 2006, unrecognized compensation cost related to unvested stock options totaled $2.5 million. The amount of cash received from the exercise of stock options for the nine months ended September 30, 2006 and 2005 was $1.4 million and $678,000, respectively. The tax benefit realized from stock options exercised during the nine months ended September 30, 2006 and 2005 was $253,000 and $193,000, respectively.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No 123 (Revised), "Share-Based Payment" ("SFAS No. 123(R)") on January 1, 2006, using the modified prospective method. Under this method, compensation costs recognized beginning in 2006 includes: (a) the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", and (b) the compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results from prior periods have not been restated. Prior to adoption of SFAS No. 123(R) on January 1, 2006, the Company applied Accounting Principles Board Opinion (APB Opinion) No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations in accounting for its stock option plan. Under APB No. 25, compensation expense is recognized only if the exercise price of the option is less than the fair value of the underlying stock at the grant date. Since the Company granted options with the exercise price equal to the fair value of the underlying stock at the grant date, there was no compensation expense recorded in net income in 2005. Compensation expense related to stock options for the three and nine months ended September 30, 2006 was $172,000 and $542,000, respectively.

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

                                                                                        Three months ended   Nine months ended
(In thousands except per share data)                                                            09/30/2005          09/30/2005
------------------------------------------------------------------------------------------------------------------------------
Net Income:
   As reported                                                                                $      7,110        $     20,471
   Deduct:  Total stock-based employee compensation expense determined under
    fair value based method for all awards, net of all related tax effects                             211                 651
------------------------------------------------------------------------------------------------------------------------------
   Pro forma                                                                                  $      6,899        $     19,820
------------------------------------------------------------------------------------------------------------------------------

Basic earnings per share:
   As reported                                                                                $       0.72        $       2.08
------------------------------------------------------------------------------------------------------------------------------
   Pro forma                                                                                          0.70                2.01
------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share:
   As reported                                                                                $       0.71        $       2.05
------------------------------------------------------------------------------------------------------------------------------
   Pro forma                                                                                          0.69                1.98
==============================================================================================================================


Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on May 15, 2006.

4. Earnings Per Share

The Company follows the provisions of SFAS No. 128, "Earnings Per Share" ("EPS"). Share and per share data have been retroactively adjusted to reflect a 10% dividend paid on May 15, 2006. A computation of Basic EPS and Diluted EPS for the three- and nine- month periods ending September 30, 2006 and 2005 is presented in the table below.

------------------------------------------------------------------------------------------------------------------------------
                                                                                                Weighted
                                                                                                 Average             Per
Three months ended September 30, 2006                                      Net Income            Shares             Share
(In thousands except share and per share data)                             (Numerator)        (Denominator)         Amount
------------------------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to holders of common stock                               $      6,803           9,816,272        $       0.69

Effect of dilutive securities:
Stock options                                                                                      128,876
Shares issuable as contingent consideration for acquisition                                         15,192

Diluted EPS:
Income available to holders of common stock plus assumed conversions      $      6,803           9,960,340        $       0.68
==============================================================================================================================

The effect of dilutive securities calculation for the three-month period ended September 30, 2006, excludes stock options covering 265,747 shares of common stock because they are anti-dilutive.


------------------------------------------------------------------------------------------------------------------------------
                                                                                               Weighted
                                                                                                Average              Per
Three months ended September 30, 2005                                       Net Income          Shares              Share
(In thousands except share and per share data)                              (Numerator)      (Denominator)          Amount
------------------------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to holders of common stock                               $      7,110           9,852,531        $       0.72

Effect of dilutive securities:
Stock options                                                                                      148,290

Diluted EPS:
Income available to holders of common stock plus assumed conversions      $      7,110          10,000,821        $       0.71
==============================================================================================================================


------------------------------------------------------------------------------------------------------------------------------
                                                                                               Weighted
                                                                                                Average              Per
Nine months ended September 30, 2006                                        Net Income          Shares              Share
(In thousands except share and per share data)                              (Numerator)      (Denominator)          Amount
------------------------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to holders of common stock                               $     19,979           9,870,995        $       2.02

Effect of dilutive securities:
Stock options                                                                                      126,532

Shares issuable as contingent consideration for acquisition                                          5,064

Diluted EPS:
Income available to holders of common stock plus assumed conversions      $     19,979          10,002,591        $       2.00
==============================================================================================================================

The effect of dilutive securities calculation for the nine-month period ended
September 30, 2006, excludes stock options of 282,982 because they are anti-dilutive.



 ----------------------------------------------------------------------------------------------------------------------------
                                                                                               Weighted
                                                                                                Average              Per
Nine months ended September 30, 2005                                        Net Income          Shares              Share
(In thousands except share and per share data)                              (Numerator)      (Denominator)          Amount
------------------------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to holders of common stock                               $     20,471           9,849,148        $       2.08

Effect of dilutive securities:
Stock options                                                                                      147,962

Diluted EPS:
Income available to holders of common stock plus assumed conversions      $     20,471           9,997,110        $       2.05
==============================================================================================================================


5. Comprehensive Income

                                                                         Three months ended                 Nine months ended
(In thousands)                                                         09/30/2006      09/30/2005      09/30/2006      09/30/2005
---------------------------------------------------------------------------------------------------------------------------------
Net Income                                                           $      6,803    $      7,110    $     19,979    $     20,471

Net unrealized holding gains (losses) arising during the period             5,753          (1,405)            415          (3,857)
               Memo: Pre-tax net unrealized holding gain (loss)             9,588          (2,340)            692          (6,428)

Reclassification adjustment for net realized gain on
     available-for-sale securities                                              0               0               0             (11)
                                 Memo: Pretax net realized gain                 0               0               0             (19)
Other Comprehensive Income (Loss)                                           5,753          (1,405)            415          (3,868)

---------------------------------------------------------------------------------------------------------------------------------
Total Comprehensive Income                                           $     12,556    $      5,705    $     20,394    $     16,603
=================================================================================================================================

6.  Employee Benefit Plans

The following table sets forth the amount of the net periodic benefit cost recognized for the Company's pension plan, post-retirement plan (Life and Health), and supplemental employee retirement plans (SERP) including the following components: the service cost and interest cost; the expected return on plan assets for the period; the amortization of the unrecognized transitional obligation or transition asset; and the amounts of recognized gains and losses, prior service cost recognized, and gain or loss recognized due to settlement or curtailment.

Components of Net Period Benefit Cost

                                           Pension Benefits                Life and Health                  SERP Benefits
                                          Three months ended              Three months ended             Three months ended
(In thousands)                         09/30/2006      09/30/2005      09/30/2006      09/30/2005      09/30/2006      09/30/2005
---------------------------------------------------------------------------------------------------------------------------------
Service cost                         $        395    $        377    $         13    $         50    $         17    $         32
Interest cost                                 466             434              64              80             110              99
Expected return on plan assets for
  the period                                 (689)           (660)              0               0               0               0
Amortization of transition
  liability                                     0               0              18              29               0               0
Amortization of prior service cost            (27)            (33)              0               2              24              26
Amortization of net loss                      179             164               0               3              28              20
---------------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost            $        324    $        282    $         95    $        164    $        179    $        177
=================================================================================================================================

                                            Pension Benefits               Life and Health                   SERP Benefits
                                            Nine months ended             Nine months ended                Nine months ended
(In thousands)                         09/30/2006      09/30/2005      09/30/2006      09/30/2005      09/30/2006      09/30/2005
---------------------------------------------------------------------------------------------------------------------------------
Service cost                         $      1,185    $      1,130    $         39    $        150    $         54    $         97
Interest cost                               1,398           1,302             191             241             328             296
Expected return on plan assets for
  the period                               (2,067)         (1,980)              0               0               0               0
Amortization of transition
  liability                                     0               0              56              87               0               0
Amortization of prior service cost            (81)            (98)              0               5              70              79
Amortization of net loss                      536             492               0              10              84              60
---------------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost            $        971    $        846    $        286    $        493    $        536    $        532
=================================================================================================================================

The Company previously disclosed in its audited consolidated financial statements for the year ended December 31, 2005, contained in the Company's Annual Report on Form 10-K, that although the Company is not required to contribute to the pension plan in 2006, it could voluntarily contribute to the pension plan in 2006. There was no contribution to the pension plan through the first nine months of 2006.

7.  Financial Guarantees

The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of September 30, 2006, the Company's maximum potential obligation under standby letters of credit was $50.7 million. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate losses as a result of these transactions.

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

Effective April 1, 2006, Tompkins Insurance acquired certain assets of the Potter Enterprises of WNY, Inc., an insurance agency headquartered in Orchard Park, New York, in a cash transaction. Only the operations attributable to the Castile, NY branch were included in this transaction. The transaction resulted in goodwill of $212,000, customer related intangibles of $23,000 and a covenant-not-to-compete of $15,000. The covenant-not-to-compete and other identifiable intangibles are being amortized over 5 years.

Effective July 1, 2006, Tompkins Insurance acquired the Kemp Agency, an insurance agency with offices in Dansville and Nunda, New York in a stock and cash transaction. The transaction resulted in goodwill of $521,000, customer related intangibles of $135,000 and a covenant-not-to-compete of $90,000. The covenant-not-to-compete and other identifiable intangibles are being amortized over 5 and 6 years, respectively.

9.  Accounting Pronouncements

In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140" ("SFAS 155"). SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation,
(iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective on January 1, 2007, and is not expected to have a material impact on the Company's results of operations and financial condition.

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

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company plans to adopt FIN 48 on January 1, 2007. The Company is evaluating the impact of adopting FIN 48 and is unable, at this time, to quantify the impact, if any, to undivided profits at the time of adoption.

In July 2006, the FASB issued FASB Staff Position ("FSP") No. 13-2 "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction" ("FSP 13-2"), which amends SFAS-13, Accounting for Leases. Under FSP 13-2, a material revision in the timing of expected cash flows of a leveraged lease requires a recalculation of the original lease assumptions. The cumulative effect of adopting the provisions of FSP 13-2 shall be recorded as an adjustment to the beginning balance of retained earnings in the period of adoption. After adoption, changes in cash flow assumptions that result in a change in the net investment of the lease shall be recognized as a gain or loss in the year in which the assumption is changed. FSP 13-2 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company plans to adopt FSP 13-2 on January 1, 2007. The Company is evaluating the impact of adopting FSP No. 13-2 and is unable, at this time, to quantify the impact, if any, to undivided profits at the time of adoption.

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87,88,106 and 132R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the overfunded or underfunded status of its defined benefit postretirement plans as an asset or liability in its statement of financial position. The funded status is measured as the difference between plan assets at fair value and the benefit obligation (the projected benefit obligation for pension plans or the accumulated benefit obligation for other postretirement benefit plans). An employer is also require to measure the funded status of a plan as of the end of its fiscal year and reflect changes in the funded status in comprehensive income. The Company has two pension plans and a post retirement benefit plan that are subject to the requirements of SFAS 158. The Company is evaluating the impact of adopting SFAS158, which is effective December 31, 2006, and is unable, at this time, to quantify the impact. The Company does expect the adoption to result in a charge to comprehensive income.

10.  Subsequent Events

On October 27, 2006, the Company entered into an agreement with Elan Financial Services ("Elan") whereby the Company agreed to sell Elan all of its approximately $8.7 million credit card portfolio. The Company expects to recognize a gain, net of transaction expenses, of approximately $2.2 million ($1.3 million after-tax) in the fourth quarter related to the sale. The Company will continue to market credit cards to its customers through an ongoing servicing relationship with Elan.

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

Tompkins Insurance is headquartered in Batavia, New York, and offers property and casualty insurance to individuals and businesses primarily in Western New York. Over the past several years, Tompkins Insurance has expanded its efforts to offer services to bank customers of the Company's community banking subsidiaries by sharing certain offices with The Bank of Castile. Tompkins Insurance has seven stand-alone offices in Western New York and eight offices that it shares with The Bank of Castile. In the past two years, Tompkins Insurance has expanded its presence in Tompkins County with the acquisition of two insurance agencies in the county.

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

The following discussion is intended to provide the reader with an understanding of the consolidated financial condition and results of operations of Tompkins for the quarter and year-to-date periods ended September 30, 2006. It should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, and the unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q.

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

Since the methodology is based upon historical experience and trends as well as management's judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, and changes in local property values. While management's evaluation of the reserve for loan/lease losses as of September 30, 2006, considers the reserve to be adequate, under adversely different conditions or assumptions, the Company would need to increase the reserve.

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

OVERVIEW
For the quarter ended September 30, 2006, net income of $6.8 million was down 4.3% from the same period in 2005. Diluted earnings per share were $0.68 for the third quarter of 2006, compared to $0.71 for the same period in 2005. For the first nine months of 2006, net income was $20.0 million, a decrease of $492,000, or 2.4% over the same period in 2005. Diluted earnings per share for the first nine months of 2006 were $2.00 compared to $2.05 for the same period in 2005.

Return on average assets (ROA) for the quarter ended September 30, 2006, was 1.26% compared to 1.38% for the quarter ended September 30, 2005. Return on average shareholders' equity (ROE) for the third quarter of 2006 was 14.73%, compared to 15.95% for the same period in 2005. For the nine-month period ended September 30, 2006, ROA was 1.26%, compared to 1.35% for the same period prior year. ROE for the nine months ended September 30, 2006 was 14.62%, compared to 15.76% for the nine months ended September 30, 2005.

The current interest rate environment has unfavorably impacted operating performance and contributed to the decline in the above earnings measures. Rising short-term interest rates have contributed to higher funding costs, while the inverted yield curve has limited the yields on average earning assets. The increase in funding costs has exceeded the improvements in our asset yields, resulting in a lower net interest margin for the third quarter and year-to-date periods in 2006 compared to the same periods in 2005.

Noninterest income was up 29.2% in the third quarter and 31.0% year-to-date 2006, from the same periods prior year, driven by growth in investment services income and insurance commissions and fees. The acquisition of AM&M and three smaller insurance agencies in 2006 contributed to the growth in these fee-based businesses. The year-to-date growth in noninterest income also includes $685,000 of death benefits proceeds on corporate owned life insurance. Noninterest expenses were up 11.9% over the third quarter of 2005, and 16.7% over the year-to-date 2005. Contributing to the growth in noninterest expenses were the previously mentioned acquisitions, the opening of two new banking offices, the relocation of one banking office, the expansion of retail brokerage services, and stock option expenses related to the adoption of SFAS No. 123R.

Asset quality at September 30, 2006, improved when compared to the same period last year, with nonperforming assets decreasing to $4.1 million at September 30, 2006, from $4.4 million at September 30, 2005. The ratio of nonperforming assets to total assets improved from 0.21% at September 30, 2005, to 0.19% at September 30, 2006. Net charge-offs in the third quarter and year-to-date 2006 were $72,000, and $572,000, respectively, compared to $264,000 and $996,000 in the same periods in 2005. The provision for loan and lease losses decreased to $482,000 in the third quarter of 2006 from $662,000 in the same period in 2005. For the year-to-date period, the provision for loan and leases losses decreased from $1.8 million in 2005 to $1.0 million in 2006.

RESULTS OF OPERATIONS

Net Interest Income
The following table illustrates the trend in average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.


                                       Quarter Ended               Year to Date Period Ended          Year to Date Period Ended
                                          Sept-06                           Sept-06                             Sept-05
----------------------------------------------------------------------------------------------------------------------------------
                               Average               Average     Average                 Average    Average                Average
(Dollar amounts                Balance                Yield/     Balance                  Yield/    Balance                 Yield/
in thousands)                   (QTD)     Interest    Rate        (YTD)    Interest       Rate       (YTD)      Interest    Rate
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
 Interest-bearing balances
  due from banks             $    1,006   $      8     3.15%   $    2,663   $     73        3.67%   $    3,272   $     53     2.17%
 Securities (1)
     U.S. Government
       Securities               587,252      6,605     4.46%      567,366     18,825        4.44%      527,932     15,445     3.91%
     State and municipal (2)    117,058      1,732     5.87%      126,016      5,526        5.86%      118,587      5,024     5.66%
     Other Securities (2)        17,406        218     4.97%       18,609        744        5.35%       21,453        653     4.07%
                             -----------------------------------------------------------------------------------------------------
    Total securities            721,716      8,555     4.70%      711,911     25,095        4.71%      667,972     21,122     4.23%
 Federal Funds Sold                   0          0     0.00%          270          9        4.46%          696         13     2.50%
 Loans, net of unearned
   income (3)
    Real Estate                 848,751     14,333     6.70%      849,435     42,015        6.61%      807,153     37,489     6.21%
    Commercial Loans (2)        309,683      6,437     8.25%      301,955     18,234        8.07%      284,977     14,778     6.93%
    Consumer Loans               93,036      1,891     8.06%       95,230      5,680        7.97%      102,653      6,442     8.39%
    Direct Lease Financing       11,858        175     5.86%       12,289        550        5.98%       16,006        775     6.47%
                             -----------------------------------------------------------------------------------------------------
    Total loans, net of
      unearned income         1,263,328     22,836     7.17%    1,258,909     66,479        7.06%    1,210,789     59,484     6.57%
                             -----------------------------------------------------------------------------------------------------
    Total interest-earning
      assets                  1,986,050     31,399     6.27%    1,973,833     91,656        6.21%    1,882,729     80,672     5.73%
                             -----------------------------------------------------------------------------------------------------

Other assets                    151,992                           151,126                              142,052

                             ----------                        ----------                           ----------
      Total assets           $2,138,042                        $2,124,959                           $2,024,781
                             ==========                        ==========                           ==========

LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------
Deposits
 Interest-bearing deposits
    Interest bearing
      checking, savings,
      & money market            704,983      3,045     1.71%      701,703      8,049        1.53%      741,869      5,308     0.96%
    Time Dep > $100,000         259,149      3,064     4.69%      291,168      9,439        4.33%      205,538      4,415     2.87%
    Time Dep < $100,000         325,495      3,313     4.04%      313,549      8,769        3.74%      289,459      5,617     2.59%
    Brokered Time Dep
      < $100,000                 25,672        319     4.93%       34,295      1,188        4.63%       41,313        951     3.08%
                             -----------------------------------------------------------------------------------------------------
    Total interest-bearing
      deposits                1,315,299      9,741     2.94%    1,340,715     27,445        2.74%    1,278,179     16,291     1.70%

Federal funds purchased &
    securities sold under
    agreements to
    repurchase                  153,979      1,482     3.82%      151,733      4,093        3.61%      157,505      3,588     3.05%
Other borrowings                112,208      1,392     4.92%       86,789      3,050        4.70%       70,968      2,389     4.50%
                             -----------------------------------------------------------------------------------------------------
 Total interest-bearing
    liabilities               1,581,486     12,615     3.16%    1,579,237     34,588        2.93%    1,506,652     22,268     1.98%

Noninterest bearing deposits    343,548                           335,711                              320,828
Accrued expenses and other
    liabilities                  28,337                            25,832                               22,114
                             ----------                        ----------                           ----------
   Total liabilities          1,953,371                         1,940,780                            1,849,594
                             ==========                        ==========                           ==========

Minority Interest                 1,472                             1,476                                1,480

Shareholders' equity            183,199                           182,703                              173,707
                             ----------                        ----------                           ----------
   Total liabilities and
     shareholders' equity    $2,138,042                        $2,124,959                           $2,024,781
                             ==========                        ==========                           ==========

Interest rate spread                                   3.11%                                3.28%                             3.75%
                                          -----------------                 --------------------                 -----------------
Net interest income/margin
    on earning assets                     $ 18,784     3.75%                $ 57,068        3.87%                $ 58,404     4.15%

Tax Equivalent Adjustment                     (680)                           (2,176)                              (2,090)
                                          --------                          --------                             --------
  Net interest income per
     consolidated
     financial statements                 $ 18,104                          $ 54,892                             $ 56,314


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

The Company earned taxable-equivalent net interest income of $18.8 million for the three months ended September 30, 2006, a decrease of 5.1% from the same period in 2005. For the nine months ended September 30, 2006, the Company earned taxable-equivalent net interest income of $57.1 million, a decrease of 2.3% from $58.4 million for the first nine months of 2005. Quarter-to-date and year-to-date decreases in taxable-equivalent net interest income as compared to the same periods in 2005 is mainly a result of funding costs increasing at a faster rate than yields on average earning assets. Yields on earnings assets were up 43 basis points in the third quarter and 48 basis points in the year-to-date period over the corresponding periods in 2005, while the cost of funds increased by 99 basis points and 95 basis points, respectively, over the same periods. The Company has been able to partially offset higher funding costs with growth in average earning assets and noninterest bearing deposits.

Taxable-equivalent interest income was up 11.9% for the third quarter and 13.6% for the year-to-date over the comparable periods in 2005. The growth in taxable-equivalent interest income was primarily a result of higher loan yields and higher average loan volumes. Investment yields and average balances were also up over the corresponding periods in 2005. The yield on average total loans and leases increased 46 basis points to 7.17% for the three months ended September 30, 2006, from the same period in 2005. Through the first nine months of 2006, the yield on average total loans and leases was up 49 basis points to 7.06% over the comparable prior year period. Loan yields on commercial and industrial loans, and commercial real estate loans benefited from increases in benchmark market interest rates. During the third quarter, the prime interest rate remained stable at 8.25%, which is 150 basis points higher than the prime interest rate of 6.75% in the third quarter of 2005. Home equity loan yields were also higher as initial introductory rates repriced to fully indexed rates.

Average interest-earning assets increased 4.2% and 4.8% for the three- and nine-month periods ended September 30, 2006, respectively, as compared to the same periods in 2005. For the third quarter of 2006, average total loans and leases were up $24.6 million and average securities (excluding changes in unrealized gains and losses on available-for-sale securities) were up $54.5 million over the same period in 2005. The growth in average loans and leases for the quarter included a $42.7 million increase in average commercial real estate loans and a $12.6 million increase in average commercial loans, which were partially offset by a $17.0 million decrease in average residential mortgage loans, and an $11.5 million decrease in average consumer loans. The decrease in average residential real estate loans and increase average securities reflects the effects of the securitization of $32.0 million of residential mortgage loans that occurred late in the second quarter of 2006. For the nine months ended September 30, 2006, average total loans and leases were up $48.1 million and average securities were up $43.9 million over the same period of 2005. Growth in the loan and lease portfolio for the quarter and year-to-date periods occurred across the Company's banking subsidiaries and has benefited from newer markets served by the banking offices opened over the past several years.

Higher funding costs, driven by the increases in short-term market interest rates and competitive market conditions more than offset increases in taxable-equivalent interest income. Interest expense for the third quarter was up $4.3 million or 52.6% over the third quarter of 2005. For the nine months ended September 30, 2006, interest expense of $34.6 million was up $12.3 million or 55.3% over the corresponding period of 2005. While average interest-bearing liabilities balances were up 4.5% for the quarter and 4.8% for the year-to-date period over the same periods of 2005, the increase in interest expense is driven by higher deposit and borrowing rates. The average cost of interest-bearing liabilities increased by 99 basis points in the third quarter of 2006 over the corresponding quarter in 2005 and by 95 basis points for the nine months ended September 30, 2006, from the same period in 2005.

Core deposits (total deposits, less brokered deposits, municipal money market deposits, and time deposits of $100,000 or more) supported the growth in average assets in the third quarter and the first nine months of 2006 over the same periods in 2005. For the quarter, average core deposits increased by $27.3 million, or 2.2%, from an average balance of $1.24 billion for the third quarter of 2005. For the first nine months of 2006, average core deposits increased by $25.5 million, or 2.1% to $1.24 billion, from an average balance of $1.22 billion for the first nine months of 2005. Growth in average core deposits for the quarter and first nine months of 2006 included $9.0 million and $11.1 million, respectively, of growth in noninterest-bearing deposits. Recent additions to the Company's branch network contributed to the growth in deposits. Core deposits represent the Company's largest and lowest cost funding source, with average core deposits representing 64.1% of average liabilities for the first nine months of 2006 compared to 65.9% for the same period in 2005.

Non-core funding sources, which include time deposits of $100,000 or more, brokered deposits, municipal money market deposits, Federal funds purchased, securities sold under agreements to repurchase (repurchase agreements), and other borrowings provided additional sources of funding to support asset growth. For the third quarter of 2006, average balances on non-core funding sources increased by $49.2 million over the same period of 2005. Average balances on non-core funding sources increased by $62.0 million in the first nine months of 2006 as compared to the same period in 2005. Time deposits of $100,000 or more accounted for the majority of the growth in average non-core funding sources for the quarter and year-to-date periods over the same periods in 2005. Average time deposits of $100,000 or more were up $47.5 million or 22.5% in the third quarter of 2006 over the same period in 2005. For the nine months ended September 30, 2006, average time deposits of $100,000 or more were up $85.6 million, or 41.7% over the year earlier period. As of September 30, 2006, time deposits over $100,000 represented the largest component of non-core funding sources, with a nine-month average balance of $291.2 million. The growth in average time deposits of $100,000 or more for the quarter and the year-to-date period was partially offset by declines in municipal money market deposits. The increase in market interest rates and competitive market conditions led to an increase in the interest rates offered on most time deposit categories. The average cost of time deposits of $100,000 or more was 4.69% for the third quarter of 2006 and 4.33% for the year-to-date period ended September 30, 2006 compared with 3.23% for the third quarter of 2005 and 2.87% for the year-to-date-period ended September 30, 2005.

The taxable-equivalent net interest margin decreased from 4.12% in the third quarter of 2005 to 3.75% in the third quarter of 2006. For the nine months ended September 30, 2006, the taxable-equivalent net interest margin was 3.87%, down from 4.15% for the same period in 2005.

Provision for Loan/Lease Losses
The provision for loan/lease losses ("provision") represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses at an adequate level. Management uses a model to measure the amount of estimated loss exposure inherent in the loan/lease portfolio to ensure that an adequate reserve is maintained. The provision for the third quarter and first nine months of 2006 was $482,000 and $1.0 million, respectively, down from $662,000 and $1.8 million, respectively, for the same periods in 2005. Lower net charge-offs and a decrease in the volume of nonperforming loans contributed to the lower provision expense. Net charge-offs were $572,000 for the first nine months of 2006, compared to $996,000 for the same period in 2005.

Noninterest Income
Management considers noninterest income an important driver of long-term revenue growth and a way to reduce earnings volatility that may result from changes in general market interest rates. Noninterest income for the three months ended September 30, 2006, was $10.0 million, an increase of 29.2% from the same period in 2005. Year-to-date 2006, noninterest income was $29.0 million, up 31.0% over the same period in 2005. Noninterest income represented 35.5% of third quarter total revenues and 34.6% of year-to-date total revenues, compared to 28.8% and 28.2%, respectively, for the same periods in 2005. The primary components of noninterest income are fees from investment services, insurance commissions and fees, service charges on deposit accounts, and card services income. Investment services income and insurance commissions and fees were up in the third quarter and year-to-date 2006 over the same periods in 2005, benefiting from the acquisition of AM&M on January 6, 2006, and the acquisition of three insurance agencies during the first nine months of 2006.

Investment services reflects income from Tompkins Investment Services (TIS), a division within Tompkins Trust Company, and AM&M. Investment services income, which includes trust services, financial planning, wealth management services, and brokerage related services, was $3.2 million in the third quarter of 2006, up 149.8% over the same period in 2005. For the first nine months of 2006, investment services income was $9.1 million, an increase of 128.0% over the same period in 2005. AM&M contributed $1.6 million and $4.6 million, respectively, to the growth in third quarter and year-to-date 2006 investment services income. AM&M provides fee-based financial planning services, wealth management services, and brokerage services to independent financial planners and investment advisors.

TIS generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing investments in employee benefits plans. TIS income was $1.5 million in the third quarter of 2006, an increase of $250,000 or 20.1% over the same period in 2005. For the nine months ended September 30, 2006, TIS income was $4.5 million compared with $3.9 million for the same period prior year. With fees largely based on the market value and mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. New account generation coupled with improved market conditions contributed to the growth in income in 2006 over 2005. The market value of assets managed by, or in custody of, TIS was $1.7 billion at September 30, 2006, up 9.0% from $1.5 billion at September 30, 2005. These figures include $495.0 million and $423.3 million, respectively, of Company-owned securities where Tompkins Investment Services is custodian.

Insurance commissions and fees were $2.6 million in the third quarter of 2006, an increase of 27.3% over the third quarter of 2005. For the first nine months of 2006, insurance commissions and fees were $7.0 million, up 21.1% from $5.8 million for the same period in 2005. The growth was mainly in revenue generated from commercial lines as well as an increase in profit-sharing commissions from insurance underwriters. The acquisition of AM&M also contributed approximately $100,000 and $270,000, respectively, to the third quarter and year-to-date 2006 increase in insurance commissions and fees. AM&M offers customized risk management plans using life, disability and long-term care insurance products. The acquisition of three insurance agencies in 2006 also contributed to the growth in commissions in 2006 over 2005.

Service charges on deposit accounts decreased 9.1% to $2.0 million in the third quarter of 2006 compared to the third quarter of 2005. For the nine months ended September 30, 2006, service charges on deposit accounts were $6.0 million, a 1.8% decrease over the same period in 2005. The decrease in the third quarter was primarily due to lower overdraft fees and cycle fees.

Card services income increased by 12.5% or $83,000, to $746,000 for the third quarter of 2006 over the same quarter in 2005. Card services income of $2.1 million for the nine months ended September 30, 2006 was up 11.0% from $1.9 million for the nine months ended September 30, 2005. The increase in income over prior year was concentrated in debit card income and reflected an increased number of cardholders, higher transaction volume, and fee increases.

Other services charges were down 17.9% in the third quarter of 2006 to $651,000 from $793,000 in the same period of 2005. For the nine months ended September 30, 2006, other service charges were down 16.9% to $1.9 million from $2.2 million in the same period of 2005. The decrease is primarily the result of the sale of the Company's merchant card processing relationships in the fourth quarter of 2005. Merchant card processing income was $135,000 in the third quarter of 2005 and $355,000 year-to-date 2005, compared to $0 in the third quarter of 2006 and $42,000 year-to-date 2006.

For the year-to-date period income relating to the increases in the cash surrender value of corporate owned life insurance (COLI) related income was $846,000, up 7.6% from the same period in 2005. The COLI relates to life insurance policies covering certain executive officers of the Company. The Company's average investment in COLI was $26.7 million for the nine-month period ended September 30, 2006, compared to $25.4 million for the same period in 2005. Although income associated with the insurance policies is not included in interest income, the COLI produced an annualized tax-equivalent return of 7.06% for the first nine months of 2006, compared to 6.90% for the same period in 2005. For the year-to-date period ended September 30, 2006, the Company recognized $685,000 in proceeds from death benefits on corporate owned life insurance.

Other income for the third quarter of 2006 was up $64,000 or 15.5% from $413,000 from the same period in 2005. For the third quarter 2006, the Company recognized income of $144,000 attributable to its investment in a small business investment company (SBIC) compared to $119,000 for the third quarter of 2005. Other income increased from $1.0 million for the first nine months of 2005 to $1.1 million for the same period in 2006. The year to date increase in other income is largely driven by the increase in income from the Company's SBIC investment from $303,000 through September 30, 2005, to $487,000 through September 30, 2006.

Noninterest Expenses
Total noninterest expenses were $17.5 million for the third quarter of 2006, an increase of 11.9% over noninterest expenses of $15.6 million for the same period in 2005. Year-to-date September 30, 2006 noninterest expense increased to $53.9 million from $46.2 million for the prior year period. The addition of AM&M contributed approximately $1.4 million of the $1.9 million increase in quarterly noninterest expenses and $4.1 million of the $7.7 million increase in year-to-date noninterest expense.

Personnel-related expenses comprise the largest segment of noninterest expense, representing 59.2% of noninterest expense for the third quarter of 2006, compared to 58.0% of noninterest expense for the same period of 2005. Personnel-related expenses for the three and nine month periods ended September 30, 2006 increased $1.3 million or 14.2%, and $4.7 million or 17.5%, compared to the same periods prior year. The increases were primarily a result of higher salaries and wages related to an increase in average full-time equivalent employees (FTEs), from 594 at September 30, 2005, to 672 at September 30, 2006, along with, annual salary adjustments. The acquisitions of AM&M and three smaller insurance agencies in 2006, and the staffing requirements at the Company's newer offices were the primary contributors to the increase in FTEs. Personnel-related expenses include $172,000 and $542,000 for the three and nine months ended September 30, 2006, respectively, related to the expensing of stock options required by the Company's adoption of Statement of Financial Accounting Standard No. 123 (Revised) "Share-Based Payment" on January 1, 2006. Refer to
Note 3 "Stock Plans and Stock-Based Compensation" to the Notes to Unaudited Condensed Consolidated Financial Statements for additional details on the impact of the adoption of SFAS No. 123(R). Healthcare and pension expenses were also up over the same period in 2005.

Expenses related to bank premises and furniture and fixtures totaled $2.1 million for the three-month period end September 30, 2006, an increase of 13.1% over the same period last year. For the nine month period ended September 30, 2006, expenses related to bank premises and furniture and fixtures totaled $6.4 million, an increase of 11.9% over the same period last year. Additions to the Company's branch network, the acquisition of AM&M, as well as higher real estate taxes, maintenance, and insurance contributed to the increased expenses for bank premises and furniture and fixtures year-over-year.

Other noninterest expenses amounted to $3.0 million for the third quarter 2006, compared to $2.7 million for the corresponding quarter in 2005. Other noninterest expenses were $10.0 million for the first nine months of 2006 and $7.9 million for the similar period of 2005. The acquisition of AM&M contributed approximately $330,000 to the quarterly increase and $950,000 to the year-to-date increase in this category. Charitable contributions were up $390,000 year-to-date over the same period in 2005, mainly due to a $300,000 donation in the second quarter of 2006. Business development, postage, printing and supplies, legal fees, education and training, and loss on sale of other real estate were also up over the same periods in 2005.

Income Tax Expense
The provision for income taxes provides for Federal and New York State income taxes. For the year-to-date September 30, 2006, the tax provision was $8.9 million, down 9.6% from $9.9 million for the same period in 2005. The Company's effective tax rate for the third quarter of 2006 was 32.4%, compared to 32.1% for the same period in 2005. For the nine months ended September 30, 2006, the effective tax rate was 30.7% compared to 32.4% for the comparable prior year period. The recognition of $685,000 of life insurance proceeds in the second quarter of 2006 contributed to the year to date decrease in the effective rate in 2006 compared with 2005. Also contributing to the lower effective rate is higher levels of tax-advantaged income, such as income from investments in municipal bonds, and economic zone credits.


FINANCIAL CONDITION
The Company's total assets were $2.2 billion at September 30, 2006, representing a $72.8 million or 3.5% increase over total assets reported at December 31, 2005. Asset growth included a $51.3 million increase in the carrying value of securities and a $15.3 million increase in total loans, including loans held-for-sale. Cash and cash equivalents were roughly flat at $66.6 million. Balances for securities and loans were impacted by the securitization of residential mortgage loans in June 2006. The Company entered into an agreement with FHLMC to securitize $32.0 million of the Company's residential mortgage loans. As of September 30, 2006, these securitized loans were held in the Company's available-for-sale securities portfolio as mortgage-backed securities. Loan growth between year-end 2005 and September 30, 2006 included $30.6 million of commercial real estate loans and $14.3 million of commercial loans. Total deposits were up $20.4 million from December 31, 2005 to September 30, 2006, with the majority of the growth centered in money market and savings deposits. Time deposit balances were flat, while noninterest bearing deposit balances were down $17.6 million.

Capital
Total shareholders' equity totaled $188.9 million at September 30, 2006, an increase of $7.7 million from December 31, 2005. Surplus increased by $37.0 million, from $118.7 million at December 31, 2005, to $155.7 million at September 30, 2006; while undivided profits decreased $29.7 million from $69.2 million at December 31, 2005, to $39.6 million at September 30, 2006 and accumulated other comprehensive loss narrowed by $415,000 over the same period. The Company paid a 10% stock dividend on May 15, 2006, which contributed to the increase in surplus and decrease in undivided profits. The increase in common stock reflects shares issued for stock option exercises and shares issued in connection with the acquisition of AM&M and the Kemp Agency. The decrease in accumulated other comprehensive loss relates to a decrease in unrealized losses on available-for-sale securities.

Cash dividends paid in the first nine months of 2006 totaled approximately $8.4 million, representing 41.9% of year-to-date earnings. Cash dividends of $0.85 per share paid during the first nine months of 2006 were up 7.6% over the $0.79 per share paid during the same period in 2005.

On July 27, 2004, the Company's Board of Directors approved a stock repurchase plan (the "2004 Plan") which authorized the repurchase of up to 484,000 shares of the Company's outstanding common stock over a two-year period. The 2004 Plan expired on July 27, 2006. During 2006, the Company repurchased 151,742 shares at an average cost of $40.50 per share under the 2004 Plan. Over the two-year term of the 2004 Plan, the Company repurchased 175,924 shares at an average cost of $40.03.

On July 18, 2006, the Company's Board of Directors approved a new stock repurchase plan (the "2006 Plan") to replace the 2004 Plan, which expired in July 2006. The 2006 Plan authorizes the repurchase of up to 450,000 additional shares of the Company's outstanding common stock over a two-year period. During the third quarter, the Company repurchased 72,328 shares at an average cost of $43.06 under the 2006 Plan.


The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and its subsidiaries meet all capital adequacy requirements to which they are subject. The table below reflects the Company's capital position at September 30, 2006, compared to the regulatory capital requirements for "well capitalized" institutions.

REGULATORY CAPITAL ANALYSIS - September 30, 2006
----------------------------------------------------------------------------------------------------
                                                                              Well Capitalized
                                                           Actual                Requirement
(Dollar amounts in thousands)                       Amount         Ratio      Amount         Ratio
----------------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets)          $    190,947        13.2%  $    144,820        10.0%
Tier I Capital (to risk weighted assets)         $    176,827        12.2%  $     86,892         6.0%
Tier I Capital (to average assets)               $    176,827         8.3%  $    106,344         5.0%
----------------------------------------------------------------------------------------------------

As illustrated above, the Company's capital ratios on September 30, 2006, remain well above the minimum requirement for well capitalized institutions. As of September 30, 2006, the capital ratios for each of the Company's subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

Reserve for Loan/Lease Losses and Nonperforming Assets
Management reviews the adequacy of the reserve for loan/lease losses (the "reserve") on a regular basis. Management considers the accounting policy relating to the reserve to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the reserve required to cover credit losses in the Company's portfolio and the material effect that assumption could have on the Company's results of operations. Factors considered in determining the adequacy of the reserve and the related provision include: management's approach to granting new credit; the ongoing monitoring of existing credits by the internal and external loan review functions; the growth and composition of the loan and lease portfolio; the level and trend of market interest rates; comments received during the course of regulatory examinations; current local economic conditions; past due and nonperforming loan statistics; estimated collateral values; and a historical review of loan and lease loss experience. Based upon consideration of the above factors, management believes that the reserve is adequate to provide for the risk of loss inherent in the current loan and lease portfolio. Activity in the Company's reserve for loan/lease losses during the nine months of 2006 and 2005 is illustrated in the table below.

ANALYSIS OF THE RESERVE FOR LOAN/LEASE LOSSES  (In thousands)
------------------------------------------------------------------------------------------------------------
                                                                     September 30, 2006   September 30, 2005
------------------------------------------------------------------------------------------------------------
Average Loans and Leases Outstanding Year to Date                           $ 1,258,909         $  1,210,789
------------------------------------------------------------------------------------------------------------
Beginning Balance                                                                13,677               12,549
------------------------------------------------------------------------------------------------------------
Provision for loan/lease losses                                                   1,015                1,831
     Loans charged off                                                             (985)              (1,600)
     Loan recoveries                                                                413                  604
------------------------------------------------------------------------------------------------------------
Net charge-offs                                                                    (572)                (996)
------------------------------------------------------------------------------------------------------------
Ending Balance                                                              $    14,120         $     13,384
============================================================================================================

The reserve represented 1.11% of total loans and leases outstanding at September 30, 2006, up from 1.07% at September 30, 2005. The reserve coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) increased from 3.11 times at September 30, 2005, to
3.69 times at September 30, 2006. Management is committed to early recognition of loan problems and to maintaining an adequate reserve.

The level of nonperforming assets at September 30, 2006 and 2005, is illustrated in the table below. Nonperforming assets of $4.2 million as of September 30, 2006, reflect a decrease of $200,000 from $4.4 million as of September 30, 2005. The current level of nonperforming assets was 0.19% of total assets at September 30, 2006, compared to 0.21% at September 30, 2005. Approximately $484,000 of nonperforming loans at September 30, 2006, were secured by U.S. Government guarantees, while $1.6 million were secured by one-to-four family residential properties.

Potential problem loans/leases are loans/leases that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans/leases as nonperforming at some time in the future. Management considers loans/leases classified as Substandard that continue to accrue interest to be potential problem loans/leases. At September 30, 2006, the Company's internal loan review function had identified 23 commercial relationships totaling $17.0 million, which it has classified as Substandard, which continue to accrue interest. As of December 31, 2005, the Company's internal loan review function had classified 34 commercial relationships as Substandard totaling $20.0 million, which continue to accrue interest. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in aggregate, give management reason to believe that the current risk exposure on these loans is not significant. At September 30, 2006, approximately $3.9 million of these loans were backed by guarantees of U.S. government agencies. While in a performing status as of September 30, 2006, these loans exhibit certain risk factors, which have the potential to cause them to become nonperforming in the future. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis. The decrease in the number and dollar amount of commercial relationships classified as Substandard between December 31, 2005 and September 30, 2006 primarily reflects upgrades of approximately $5.0 million due to improvements in financial performance, and paydowns of approximately $1.3 million, which were partially offset by additions of $4.5 million.

NONPERFORMING ASSETS (In thousands)
------------------------------------------------------------------------------------------------------------
                                                                      September 30, 2006  September 30, 2005
------------------------------------------------------------------------------------------------------------
Nonaccrual loans and leases                                                 $      3,307        $      4,203
Loans past due 90 days and accruing                                                  519                 100
Troubled debt restructuring not included above                                         0                   0
------------------------------------------------------------------------------------------------------------
     Total nonperforming loans                                                     3,826               4,303
------------------------------------------------------------------------------------------------------------
Other real estate, net of allowances                                                 354                  96
------------------------------------------------------------------------------------------------------------
     Total nonperforming assets                                             $      4,180        $      4,399
------------------------------------------------------------------------------------------------------------
Total nonperforming loans/leases as a percent of total loans/leases                 0.30%               0.34%
------------------------------------------------------------------------------------------------------------
Total nonperforming assets as a percentage of total assets                          0.19%               0.21%
============================================================================================================

Deposits and Other Liabilities
Total deposits of $1.7 billion at September 30, 2006, increased $20.4 million, or 1.2%, from December 31, 2005. The majority of the increase was in checking, savings and money market accounts. Total time deposits were flat, with decrease in time deposits of $100,000 or more offset by increase in time deposits less than $100,000. Core deposits, (total deposits less time deposits of $100,000 or more, brokered time deposits, and municipal money market deposits), which represent the Company's primary funding source, were up 4.6% from year-end 2005. Core deposits totaled $1.3 billion at September 30, 2006, and represented 65.6% of total liabilities. This compares to core deposits of $1.2 billion, representing 64.9% of total liabilities at December 31, 2005.

Non-core funding sources for the Company totaled $656.0 million at September 30, 2006, compared to $651.0 million at December 31, 2005. While the level was relatively unchanged there was some minor shifting within non-core funding instruments, with decreases in time deposits of $100,000 or more being offset by increase in FHLB borrowings, mainly repurchase agreements and overnight borrowings. As municipal deposits and time deposits over $100,000 fluctuate, the Company relies on overnight borrowings to meet short-term liquidity needs.

The Company's liability for repurchase agreements amounted to $170.7 million at September 30, 2006, which is up slightly from $152.7 million at December 31, 2005. Included in repurchase agreements at September 30, 2006, were $97.0 million in FHLB repurchase agreements and $73.7 million in retail repurchase agreements. Retail repurchase agreements are arrangements with local customers, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date.

The Company's other borrowings include amounts owed to the FHLB. The Company increased its other borrowings from the FHLB by $23.3 million, to $87.0 million at September 30, 2006, from $63.7 million at year-end 2005, primarily in short-term borrowings, including overnight lines of credit.

Included in the $152.2 million in term advances and repurchase agreements with the FHLB are $123.0 million of callable advances. The advances have call dates between 2006 and 2010 and are callable if certain conditions are met.

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

Core deposits are a primary funding source and represent a low cost funding source obtained primarily through the Company's branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $100,000 or more, brokered time deposits, municipal money market accounts, securities sold under agreements to repurchase and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources, as a percentage of total liabilities, decreased from 33.8% at December 31, 2005 to 33.0% at September 30, 2006. The dollar volume of non-core funding was relatively flat at September 30, 2006 compared to year-end 2005.

Cash and cash equivalents totaled $66.6 million as of September 30, 2006, in line with the $65.8 million at December 31, 2005. Short-term investments, consisting of securities due in one year or less, decreased from $40.5 million at December 31, 2005, to $28.9 million on September 30, 2006. The Company also pledges securities as collateral for certain non-core funding sources. Securities carried at $516.8 million at December 31, 2005, and $587.2 million at September 30, 2006, were pledged as collateral for public deposits, or other borrowings, or sold under agreements to repurchase. Pledged securities represented 82.7% of total securities as of September 30, 2006 and as of December 31, 2005.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $346.4 million at September 30, 2006, compared with $316.4 million at December 31, 2005. Using current prepayment assumptions, cash flow from the investment portfolio is estimated to be approximately $148.1 million over the next 12 months. Investments in residential mortgage loans, consumer loans, and leases totaled approximately $560.4 million at September 30, 2006 as compared to $574.9 million at December 31, 2005. Aggregate amortization from monthly payments on these loan assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At September 30, 2006, the unused borrowing capacity on established lines with the FHLB was $375.1 million. As members of the FHLB, the Company's subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At September 30, 2006, total unencumbered residential mortgage loans of the Company were $263.0 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The Company's Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 200 basis point change in rates. Based upon the simulation analysis performed as of September 30, 2006, a 200 basis point upward shift in interest rates over a one-year time frame would result in a one-year decrease in net interest income of approximately 2.6%, while a 200 basis point decline in interest rates over a one-year period would result in an decrease in net interest income of 1.0%. This simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

The negative exposure in a rising rate environment is mainly driven by the repricing assumptions of the Company's core deposit base and the lag in the repricing of the Company's adjustable rate assets. Longer-term, the impact of a rising rate environment is positive as the asset base continues to reset at higher levels, while the repricing of the rate sensitive liabilities moderates. The Company's most recent base case simulation, which assumes interest rates remain unchanged from the date of the simulation, reflects continued pressure on the net interest margin during the remainder of 2006 and into early 2007.

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

The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of September 30, 2006. The analysis reflects sensitivity to rising interest rates in all repricing intervals shown.

Condensed Static Gap - September 30, 2006                                             Repricing Interval

                                                                                                                       Cumulative
(Dollar amounts in thousands)                            Total         0-3 months      3-6 months      6-12 months     12 months
----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets                               $  2,007,660    $    448,052    $     82,674    $    155,575    $    686,301
Interest-bearing liabilities                             1,618,885         748,790         101,557         235,249    $  1,085,596
----------------------------------------------------------------------------------------------------------------------------------
Net gap position                                                          (300,738)        (18,883)        (79,674)       (399,295)
----------------------------------------------------------------------------------------------------------------------------------
Net gap position as a percentage of total assets                            (13.80%)         (0.87%)         (3.66%)        (18.32%)
==================================================================================================================================

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2006. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this Report on Form 10-Q the Company's disclosure controls and procedures were effective in providing reasonable assurance that any information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that material information relating to the Company and its subsidiaries is made known to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the Company's third quarter ended September 30, 2006, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

---------------------------------------------------------------------------------------------------------------
                                                                                                Maximum Number
                                                                                                (or Approximate
                                                                              Total Number      Dollar Value) of
                                                                          of Shares Purchased   Shares that May
                                                              Average     as Part of Publicly   Yet Be Purchased
                                    Total Number of          Price Paid     Announced Plans     Under the Plans
                                    Shares Purchased         Per Share       or Programs          or Programs
      Period                               (a)                  (b)                (c)                (d)
---------------------------------------------------------------------------------------------------------------
July 1, 2006 through
July 31, 2006                                13,447        $      43.35              12,220             437,780

August 1, 2006 through
August 31, 2006                              54,916               42.70              54,708             383,072

September 1, 2006 through
September 30, 2006                            5,400               45.66               5,400             377,672
---------------------------------------------------------------------------------------------------------------
Total                                        73,763        $      43.04              72,328             377,672
---------------------------------------------------------------------------------------------------------------

The Company's stock repurchase plan (the "2004 Plan") was approved by the Company's Board of Directors on July 27, 2004. Under the 2004 Plan, the Company was authorized to repurchase up to 484,000 shares of Tompkins common stock over a two-year period, which ended July 27, 2006. Over the life of the 2004 Plan, 175,924 shares were repurchased at an average cost of $40.03.

On July 19, 2006, the Company announced that the Company's Board of Directors approved, on July 18, 2006, a new stock repurchase plan (the "2006 Plan") to replace the expired 2004 Plan. The 2006 Plan authorizes the repurchase of up to 450,000 shares of the Company's outstanding common stock over a two-year period.

Included above are 1,227 shares purchased in July 2006 at an average cost of $41.69 and 208 shares purchased in September 2006 at an average cost of $43.61 by the trustee of a rabbi trust established by the Company under the Company's Stock Retainer Plan For Eligible Directors of Tompkins Trustco, Inc., and Participating Subsidiaries and were part of the director deferred compensation under that plan. Shares purchased under the rabbi trust are not part of the Board approved stock repurchase plan.

As part of the Company's acquisition of the Kemp Agency, effective July 1, 2006, the Company issued 17,781 shares of Tompkins common stock pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits

         3(ii) Bylaws of Tompkins Trustco, Inc., as amended through and including October 24, 2006, incorporated herein by reference to Exhibit 3(ii) to Tompkins Trustco, Inc.'s Current Report on Form 8-K, filed with the Commission on October 26, 2006.

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

Date:    November 7, 2006

TOMPKINS TRUSTCO, INC.

By:  /s/ JAMES J. BYRNES                    By: /s/ FRANCIS M. FETSKO
     ---------------------------------          --------------------------------
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

EXHIBIT INDEX
-------------



Exhibit Number    Description                                              Pages
--------------------------------------------------------------------------------

3(ii) Bylaws of Tompkins Trustco, Inc., as amended through and including October 24, 2006, incorporated herein by reference to Exhibit 3(ii) to Tompkins Trustco, Inc.'s Current Report on Form 8-K, filed with the Commission on October 26, 2006.

31.1              Certification of Principal Executive Officer and
                  required by Rule 13a-14(a) of the Securities
                  Exchange Act of 1934, as amended.                         30

31.2              Certification of Principal Financial Officer and
                  required by Rule 13a-14(a) of the Securities
                  Exchange Act of 1934, as amended.                         31

32.1              Certification of Principal Executive Officer and
                  required by Rule 13a-14(b) of the Securities
                  Exchange Act of 1934, as amended, 18 U.S.C. Section
                  1350                                                      32

32.2              Certification of Principal Financial Officer and
                  required by Rule 13a-14(b) of the Securities
                  Exchange Act of 1934, as amended, 18 U.S.C. Section
                  1350                                                      33