Form 10-K
period 2006-12-31
TOMPKINS TRUSTCO INC
filed 2007-03-16
CIK 1005817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-K

                                  ANNUAL REPORT
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006
                                             -----------------

                         Commission File Number 1-12709

                                [GRAPHIC OMITTED]
                                    TOMPKINS
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X].

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

Large Accelerated Filer [ ]   Accelerated Filer [X]   Nonaccelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[X].

The aggregate market value of the registrant's voting stock held by non-affiliates was $341,727,000 on June 30, 2006, based on the closing sales price of a share of the registrant's common stock, $.10 par value (the "Common Stock"), as reported on the American Stock Exchange, on such date.

The number of shares of the registrant's Common Stock outstanding as of March 1, 2007, was 9,847,356 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to its 2007 Annual Meeting of stockholders to be held on May 14, 2007, which will be subsequently filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Form 10-K where indicated.

                      [This Page Intentionally Left Blank]

                             TOMPKINS TRUSTCO, INC.
                           Annual Report on Form 10-K
                   For the Fiscal Year Ended December 31, 2006
                                Table of Contents
                                                                            Page
PART I
Item 1.     Business                                                          1
Item 1A.    Risk Factors                                                      6
Item 1B.    Unresolved Staff Comments                                         8
Item 2.     Properties                                                        8
Item 3.     Legal Proceedings                                                11
Item 4.     Submission of Matters to a Vote of Security Holders              11
            Executive Officers of the Registrant                             11

PART II
Item 5.     Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities              12
Item 6.     Selected Financial Data                                          15
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      15
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk       37
Item 8.     Financial Statements and Supplementary Data                      40
Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                       76
Item 9A.    Controls and Procedures                                          76
Item 9B.    Other Information                                                76

PART III
Item 10.    Directors, Executive Officers, and Corporate Governance          76
Item 11.    Executive Compensation                                           77
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                     77
Item 13.    Certain Relationships and Related Transactions, and
              Director Independence                                          77
Item 14.    Principal Accountant Fees and Services                           77

Part IV
Item 15.    Exhibits and Financial Statement Schedules                       77

                      [This Page Intentionally Left Blank]

PART I

Item 1.  Business

The disclosures set forth in this Item1. Business are qualified by the section captioned "Forward-Looking Statements" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report and other cautionary statements set forth elsewhere in this Report.

General

Tompkins Trustco, Inc., ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company conducts its business through its three wholly-owned banking subsidiaries, Tompkins Trust Company (the "Trust Company"), The Bank of Castile and The Mahopac National Bank ("Mahopac National Bank"), through its wholly-owned insurance subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"), and through its wholly-owned financial planning and wealth management subsidiary, AM&M Financial Services, Inc. (AM&M). Unless the context otherwise requires, the term "Company" refers to Tompkins Trustco, Inc. and its subsidiaries. The Company's principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (607) 273-3210. The Company's common stock is traded on the American Stock Exchange under the Symbol "TMP."

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

On January 6, 2006, the Company completed its acquisition of AM&M Financial Services, Inc. (AM&M), a fee-based financial planning firm headquartered in Pittsford, New York. Under the terms of the Agreement and Plan of Merger, the Company acquired all of the issued and outstanding shares of AM&M stock for an initial merger consideration of $2,375,000 in cash and 59,377 shares of Tompkins common stock. In addition to the merger consideration paid at closing, additional contingent amounts of up to $8.5 million (payable one-half in cash and one-half in Tompkins shares) may be paid over a period of four years from closing, depending on the operating results of AM&M. AM&M met the income targets in 2006, resulting in an estimated payout of $2.5 million. The contingent payment will be recorded as additional goodwill in accordance with SFAS No. 141. As of December 31, 2006, the transaction has resulted in intangible assets of $7.1 million, including goodwill of $6.0 million, customer related intangible of $968,000, and a covenant-not-to-compete of $108,000. The customer related intangible and the covenant-not-to-compete are being amortized over 15 years and 5 years, respectively.

The merger was accounted for using the purchase method of accounting, which requires that the Company's financial statements include the activity of AM&M effective January 6, 2006. The Company's consolidated financial statements for the years prior to 2006 do not include the operations of AM&M.

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

The Company also continued to expand its insurance business in 2006, with the acquisition of four insurance agencies in New York. The acquisitions include the Farrell-Messler Agency in Trumansburg, New York (March 2006), certain assets of Potter Enterprises of WNY, Inc. in Orchard Park, New York (April 2006), the Kemp Agency in Dansville and Nunda, New York (July 2006), and the Carey McKinney Group in Ithaca, New York (December 2006).

Additional information on these acquisitions is provided in "Note 6 Goodwill and Other Intangible Assets" in the Notes to Consolidated Financial Statements in
Part II, Item 8. of this Report.


Narrative Description of Business

Information about the Company's business segments is included in Note 19 of "Notes to Consolidated Financial Statements" filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data." The Company has identified two business segments, banking and financial services. Financial services activities consist of the results of the Company's trust, financial planning and wealth management, broker-dealer services, and risk management operations. All other activities are considered banking.

Banking services consist primarily of attracting deposits from the areas served by the Company's banking subsidiaries' 37 banking offices and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans, and leases in those same areas. Residential real estate mortgage loans are generally underwritten in accordance with Federal Home Loan Mortgage

Corporation (FHLMC) guidelines, which enhances the liquidity of these lending products. The Company's subsidiary banks have sold residential mortgage loans to FHLMC over the past several years to manage exposure to changing interest rates and to take advantage of favorable market conditions. The Company's subsidiary banks retain the servicing of the loans sold to FHLMC and record a servicing asset at the time of sale. For additional details on loan sales, refer to "Note 4 Loan/Lease Classification Summary and Related Party Transactions" in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

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

The Company's principal expenses are interest on deposits, interest on borrowings, and operating and general administrative expenses, as well as provisions for loan/lease losses. Funding sources, other than deposits, include borrowings, securities sold under agreements to repurchase, and cash flow from lending and investing activities. Tompkins provides a variety of financial services to individuals and small business customers. Some of the traditional banking services and financial services are detailed below.

Commercial Services
The Company's subsidiary banks provide financial services to corporations and other business clients. Lending activities include loans for a variety of business purposes, including real estate financing, construction, equipment financing, accounts receivable financing, and commercial leasing. Other commercial services include deposit and cash management services, letters of credit, sweep accounts, credit cards, purchasing cards, and Internet-based account services.

Retail Services
The Company's subsidiary banks provide a variety of retail banking services including checking accounts, savings accounts, time deposits, IRA products, brokerage services, residential mortgage loans, personal loans, home equity loans, credit cards, debit cards and safe deposit services. Retail services are accessible through a variety of delivery systems including branch facilities, ATMs, voice response, and Internet banking. In 2006, the Company expanded its retail brokerage services and also added remote deposit services, a convenient new service that brings deposit capability to an individuals desk any time of the day or night.

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

Trust and Investment Management Services
The Company provides trust and investment services through Tompkins Investment Services (TIS), a division of Tompkins Trust Company, and investment services through AM&M. Tompkins Investment Services, with office locations at all three of the Company's subsidiary banks, provides a full range of money management services, including investment management accounts, custody accounts, trusts, retirement plans and rollovers, estate settlement, and financial planning. AM&M provides fee-based financial planning for small business owners, professionals and corporate executives and other individuals with complex financial needs. AM&M also provides wealth management services and operates a broker-dealer subsidiary, which is a leading outsourcing company for financial planners and investment advisors. The Company also expanded its retail brokerage services in 2006.

Insurance Services
The Company provides property and casualty insurance services through Tompkins Insurance and AM&M. Tompkins Insurance is an independent insurance agency, representing several major insurance carriers with access to special risk property and liability markets. Tompkins Insurance has automated systems for record keeping, claim processing and coverage confirmation, and can provide insurance pricing comparisons from some of the country's finest insurance companies. In addition to its seven stand-alone offices, Tompkins Insurance shares several offices with The Bank of Castile and The Trust Company. AM&M operates a subsidiary that creates customized risk management plans using life, disability and long-term care insurance products.

Subsidiaries

The Company operates three banking subsidiaries, an insurance agency subsidiary, and effective January 6, 2006, a financial planning and wealth management subsidiary in New York. The Company's subsidiary banks operate 37 offices, including 1 limited-service office, serving communities in New York. The decision to operate as three locally managed community banks reflects management's commitment to community banking as a business strategy. For Tompkins, personal delivery of high quality services, a commitment to the communities in which we operate, and the convergence of a single-source financial service provider characterize management's community banking approach. The combined resources of the Tompkins organization provides increased capacity for growth and greater capital resources necessary to make investments in technology and services. Tompkins has developed several specialized financial services that are now available in markets served by all three subsidiary banks. These services include trust and investment services, insurance, leasing, card services, and Internet banking. In 2006, the Company opened Tompkins Financial Center, in Ithaca, New York. This facility will have house representatives from the bank's lending function, Tompkins Insurance and AM&M. The Company opened a similar facility in Batavia, New York in 2004.

Tompkins Trust Company ("Tompkins Trust Company") Tompkins Trust Company is a commercial bank that has operated in Ithaca, New York and surrounding communities since 1836. The Trust Company operates 13 full-service and 1 limited-service banking offices in the counties of Tompkins, Cortland, Cayuga and Schuyler, New York.

Tompkins Trust Company's market area consists primarily of Tompkins County, New York with population of approximately 100,000. The majority of Tompkins Trust Company's 13 full-service offices are located within Tompkins County. Education plays a significant role in the local economy with Cornell University and Ithaca College being two of the county's major employers. Current economic trends include low unemployment and moderate growth. Tompkins Trust Company has a full-service office in Cortland, New York and a full-service office in Auburn, New York. Both of these offices are located in counties contiguous to Tompkins County.

The Bank of Castile ("The Bank of Castile")
The Bank of Castile conducts its operations through its 14 full-service offices, in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. The Bank of Castile serves a five-county market that is primarily rural in nature. The Company opened a new banking office in 2006 in Greece, New York. This new office provides additional access to the suburban Rochester, New York, market. Excluding Monroe County, which includes Rochester, the population of the counties served by The Bank of Castile is approximately 212,000. Economic growth has been relatively flat in The Bank of Castile's market area, although the significant population base of the suburban Rochester market (in excess of 700,000 people) provides continued opportunities for growth.

Mahopac National Bank ("Mahopac National Bank")
Mahopac National Bank is located in Putnam County, New York and operates 5 full-service offices in that county, 3 full-service offices in Dutchess County, New York and 1 full-service office in Westchester County, New York. Mahopac National Bank opened two new banking offices in 2006. The Southeast Office (March 2006) is located in Putnam County. The Wappinger Falls Office (December
2006) is located in Dutchess County. Mahopac National Bank also relocated its Hopewell Office to a larger facility in 2006.

The primary market area for Mahopac National Bank is Putnam County, with a population of approximately 100,000. Putnam County is about 60 miles north of Manhattan, and is one of the fastest growing counties in New York State. Mahopac National Bank's Hopewell Junction and LaGrange offices are located in Dutchess County, which has a population of approximately 280,000. Mahopac National Bank's Mount Kisco office is located in Westchester County, which has a population of 916,000.

Tompkins Insurance Agencies, Inc. ("Tompkins Insurance")
Tompkins Insurance is headquartered in Batavia, New York, and offers property and casualty insurance to individuals and businesses primarily in Western New York. Over the past several years, Tompkins Insurance has acquired smaller insurance agencies generally in the market areas serviced by the Company's banking subsidiaries. Tompkins Insurance offers services to customers of the Company's banking subsidiaries by sharing offices with The Bank of Castile and The Trust Company. In addition, to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York, and two stand-alone offices in Tompkins County, including The Carey McKinney Group located in Ithaca, New York, effective December 31, 2006.

AM&M Financial Services, Inc. ("AM&M")
AM&M is headquartered in Pittsford, New York and offers fee-based financial planning services through three operating companies: (1) AM&M Planners, Inc., which provides fee based financial planning and wealth management services for corporate executives, small business owners and high net worth individuals; (2) Ensemble Financial Services, Inc., an independent broker-dealer and leading outsourcing company for financial planners and investment advisors; and (3) Ensemble Risk Solutions, Inc., which creates customized risk management plans using life, disability and long-term care insurance products. AM&M has 44 employees.

Competition

Competition for commercial banking and other financial services is strong in the Company's market areas. The deregulation of the banking industry and the widespread enactment of state laws that permit multi-bank holding companies, as well as an increasing level of interstate banking, have created a highly competitive environment for commercial banking. In one or more aspects of its business, the Company's subsidiaries compete with other commercial banks, savings and loan associations, credit unions, finance companies, Internet-based financial services companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Some of these competitors have substantially greater resources and lending capabilities and may offer services that the Company does not currently provide. In addition, many of the Company's non-bank competitors are not subject to the same extensive Federal regulations that govern financial holding companies and Federally insured banks.

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

Supervision and Regulation

Regulatory Agencies
As a registered financial holding company, the Company is subject to examination and comprehensive regulation by the Federal Reserve Board (FRB). The Company's banking subsidiaries are subject to examination and comprehensive regulation by various regulatory authorities, including the Federal Deposit Insurance Corporation (FDIC), the Office of the Comptroller of the Currency (OCC), and the New York State Banking Department (NYSBD). Each of these agencies issues regulations and requires the filing of reports describing the activities and financial condition of the entities under its jurisdiction. Likewise, such agencies conduct examinations on a recurring basis to evaluate the safety and soundness of the institutions, and to test compliance with various regulatory requirements, including: consumer protection, privacy, fair lending, the Community Reinvestment Act, the Bank Secrecy Act, sales of non-deposit investments, electronic data processing, and trust department activities.

The Company's financial services subsidiaries are subject to examination and regulation by various regulatory agencies, including the New York State Insurance Department, Securities and Exchange Commission (SEC) and the National Association of Securities Dealers (NASD). Tompkins Investment Services is subject to examination and comprehensive regulation by various regulatory authorities, including the FDIC and NYSBD.

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

FRB policy provides that dividends shall not be paid except out of current earnings and unless the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality, and overall financial condition. Tompkins' primary source of funds to pay dividends on its common stock is dividends from its subsidiary banks. The subsidiary banks are subject to regulations that restrict the dividends that they may pay to Tompkins.

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

Deposit Insurance
All deposit accounts of the Company's subsidiary banks are insured by the Deposit Insurance Fund ("DIF"), generally in amounts up to $100,000 per depositor. Legislation, discussed below, was passed in 2006 that increased insurance coverage for certain self-directed retirement accounts to $250,000 and indexed insurance levels for inflation. Deposit insurance coverage is maintained by payment of premiums assessed to banks insured by the DIF. The FDIC uses a risk-based assessment system that determines insurance premiums based upon a bank's capital level and supervisory rating. Based on capital strength and favorable FDIC risk classifications, the Company's subsidiary banks are not currently subject to BIF insurance assessments.

In February 2006, The Federal Deposit Insurance Reform Act of 2005 and The Federal Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively the "Reform Act") were signed into law. The Reform Act provided for the merging of the Bank Insurance Fund and Savings Association Insurance Fund into the new DIF, effective March 31, 2006. Under the Reform Act, the FDIC has modified its risk-based deposit premium assessment system under which each depository institution is placed in one of four assessment categories based on the institution's capital classification under the prompt corrective action provisions and an institution's long-term debt issuer ratings. Effective January 1, 2007, the adjusted assessment rates for insured institutions under the modified system range from .05% to .43% depending upon the assessment category into which the insured institution is placed. Under the previous assessment system, the adjusted assessment rates ranged from .00% to .27%.

The Reform Act provides for a one-time assessment credit for eligible insured depository institutions (those institutions that were in existence on December 31, 1996 and paid a deposit insurance assessment prior to that date, or are a successor to any such institution). The credit is determined based on the assessment base of the institution as of December 31, 1996 as compared with the combined aggregate assessment base of all eligible institutions as of that date. The credit may be used to offset up to 100% of the 2007 DIF assessment, and if not completely used in 2007, may be applied to not more than 90% of each of the aggregate 2008, 2009 and 2010 DIF assessments.

The insurance assessments under the Reform Act are not expected to have a significant adverse impact on the results of operations and financial condition of the Company's subsidiary banks in 2007 or 2008.

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

Community Reinvestment Act
The Company's subsidiary banks are subject to the Community Reinvestment Act
(CRA) and to certain fair lending and reporting requirements that relate to home mortgage lending. The CRA requires the federal banking regulators to assess the record of a financial institution in meeting the credit needs of the local communities, including low-and moderate-income neighborhoods, consistent with the safe and sound operation of the bank. The federal agencies consider an institution's performance under the CRA in evaluating applications for mergers and acquisitions, and new offices. The ratings assigned by the federal agencies are publicly disclosed.

Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance, accounting and reporting requirements for companies that have securities registered under the Exchange Act of 1934. These requirements include: (1) requirements for audit committees, including independence and financial expertise; (2) certification of financial statements by the chief executive officer and chief financial officer of the reporting company; (3) standards for auditors and regulation of audits; (4) disclosure and reporting requirements for the reporting company and directors and executive officers; and
(5) a range of civil and criminal penalties for fraud and other violations of securities laws.

The USA Patriot Act
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) imposes obligations on financial institutions, including banks and broker-dealer subsidiaries to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism

Employees

At December 31, 2006, the Company employed 702 employees, approximately 79 of whom were part-time. No employees are covered by a collective bargaining agreement and the Company believes its employee relations are excellent.

Available Information

The Company maintains a website at www.tompkinstrustco.com. The Company makes available free of charge (other than an investor's own Internet access charges) through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, its proxy statements related to its annual shareholders' meetings, and amendments to these reports or statements, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (the "SEC"). Copies of these reports are also available at no charge to any person who requests them, with such requests directed to Tompkins Trustco, Inc., Investor Relations Department, The Commons, Ithaca, New York 14851, telephone no. (607) 273-3210. Materials that the Company files with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. This information may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company is not including the information contained on the Company's website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K, or into any other report filed with or furnished to the SEC by the Company.

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

Credit Risk
The Company's business of originating and underwriting loans involves credit risk, which is the risk of loss of principal or interest because borrowers, guarantors and related parties fail to perform in accordance with the terms of their loan agreements. The Company has adopted comprehensive credit policies, underwriting standards and loan review procedures and maintains a reserve for loan/lease losses to mitigate credit losses. The Company reviews the adequacy of its allowance for loan/lease losses on a regular basis to ensure that the allowance is adequate to cover the estimated loss exposure in its portfolio. Management believes that it has established policies and procedures that are appropriate to mitigate the risk of loss. Nonetheless, these policies and procedures may not prevent unexpected losses that could have a material adverse effect on the Company's business, financial condition, results of operations, or liquidity. See Part II, Item 7, "Loans/Leases" and "The Allowance for Loan/Lease Losses" of this Report for further discussion of the lending portfolio and the allowance for loan/lease losses.

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

The Company is subject to state and federal tax laws and regulations. Changes to these regulations could impact future tax expense and the value of deferred tax assets. The fiscal 2007 budget for New York proposes a change in the tax treatment for certain real estate investment trusts (REIT). Each of the Company's banking subsidiaries is a majority owner in a REIT. If the proposed change is passed in its current form, it may have a negative impact on the Company's tax expense.

Competition
Competition for commercial banking and other financial services is strong in the Company's market areas. The deregulation of the banking industry and the widespread enactment of state laws that permit multi-bank holding companies, as well as an increasing level of interstate banking, have created a highly competitive environment for commercial banking. In one or more aspects of its business, the Company's subsidiaries compete with other commercial banks, savings and loan associations, credit unions, finance companies, Internet-based financial services companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Some of these competitors have substantially greater resources and lending capabilities and may offer services that the Company does not currently provide. In addition, many of the Company's non-bank competitors are not subject to the same extensive Federal regulations that govern financial holding companies and Federally insured banks. The Company focuses on providing unparalleled customer service, which includes offering a strong suite of products and services.

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

Operational Risk
The Company is subject to certain operational risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. The Company depends upon data processing, software, communication, and information exchange on a variety of computing platforms and networks and over the Internet. Despite instituted safeguards, the Company cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and the Company could be exposed to claims from customers. Any of these results could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. The Company maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage for exposures that are insurable. The Company regularly tests internal controls to ensure that they are appropriate and functioning as designed.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table provides information relating to the Company's facilities:

Location                                     Facility Type                                     Square Feet             Owned/Leased*
------------------------------------------------------------------------------------------------------------------------------------
  110 N. Tioga St., The Commons              Trust Company                                          23,900                Owned
  Ithaca, NY                                 Main Office

  119 E. Seneca Street                       Trust Company                                          18,550                Owned
  Ithaca, NY                                 Trust and Investment Services

  121 E. Seneca Street                       Tompkins Trustco, Inc./Trust Company                   18,900                Owned
  Ithaca, NY                                 Administration and Executive Offices

  215 E. State St., The Commons              Tompkins Trustco, Inc./Trust Company                   24,500               Leased
  Rothschilds Building                       Operations and Data Processing
  Ithaca, NY

  86 North Street                            Trust Company                                           4,600                Owned
  Auburn, NY                                 Auburn Office

  905 Hanshaw Road                           Trust Company                                             790               Leased
  Ithaca, NY                                 Community Corners Office

  Cornell Bookstore                          Trust Company                                             400               Leased
  Central Avenue                             Cornell Campus Office
  Cornell University, Ithaca, NY

  33 Clinton Avenue                          Trust Company                                           1,900               Leased
  Cortland, NY                               Cortland Office

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

  1020 Ellis Hollow Road                     Trust Company                                             650               Leased
  Ithaca, NY                                 East Hill Plaza Office

  2230 N. Triphammer Road                    Trust Company                                             204               Leased
  Ithaca, NY                                 Kendal Office (Part-time office)

  100 Main Street                            Trust Company                                           3,115                Owned
  Odessa, NY                                 Odessa Office

  775 S. Meadow Street                       Trust Company                                           2,280                Owned
  Ithaca, NY                                 Plaza Office

  116 E. Seneca Street                       Trust Company                                             775                Owned
  Ithaca, NY                                 Seneca Street Drive-In Office


Location                                     Facility Type                                     Square Feet             Owned/Leased*
------------------------------------------------------------------------------------------------------------------------------------
  2251 N. Triphammer Road                    Trust Company                                           3,000               Leased
  Ithaca, NY                                 Triphammer Road Office

  2 W. Main Street                           Trust Company                                           2,720                Owned
  Trumansburg, NY                            Trumansburg Office

  701 W. Seneca Street                       Trust Company                                           2,150                Owned
  Ithaca, NY                                 West End Office

  832 Hanshaw Rd                             Tompkins Financial Center                               5,200               Leased
  Ithaca, NY                                 Trust Company/Tompkins Insurance/
                                             Tompkins Investment Services

  90 Main Street                             Trust Company                                          18,000                Owned
  Batavia. NY                                Administrative Office for Bank of
                                             Castile and Tompkins Insurance

  50 N. Main Street                          The Bank of Castile                                     6,662                Owned
  Castile, NY                                Castile/Main Office

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

  3155 State Street                          The Bank of Castile                                     4,680                Owned
  Caledonia, NY                              Caledonia Office

  3252 Chili Avenue                          The Bank of Castile                                     4,000                Owned
  Chili, NY                                  Chili Office

  1 Main Street                              The Bank of Castile                                     1,448                Owned
  Gainesville, NY                            Gainesville Office

  11 South Street                            The Bank of Castile                                     9,700                Owned
  Geneseo, NY                                Geneseo Office

  724 Long Pond Rd.                          The Bank of Castile                                     6,500                Owned
  Greece, NY                                 Greece Office

  29 Main Street                             The Bank of Castile                                     3,084                Owned
  LeRoy, NY                                  LeRoy Office

  1410 S. Main Street                        The Bank of Castile                                     1,250                Owned
  Medina, NY                                 Medina Office

  133 N. Center Street                       The Bank of Castile                                     4,702                Owned
  Perry, NY                                  Perry Office

  129 N. Center Street                       The Bank of Castile                                    11,138                Owned
  Perry, NY                                  Processing Center **

  2727 Genesee Street                        The Bank of Castile                                     2,220               Leased
  Retsof, NY                                 Retsof Office

  2367 Route 19 North                        The Bank of Castile                                     6,950                Owned
  Warsaw, NY                                 Warsaw Office


Location                                    Facility Type                                      Square Feet             Owned/Leased*
------------------------------------------------------------------------------------------------------------------------------------
  1441 Route 22                             Mahopac National Bank                                   34,000                Owned
  Brewster, NY                              Brewster Office and Administration

  831 Route 82                              Mahopac National Bank                                    3,670               Leased
  Hopewell Junction, NY                     Hopewell Office

  706 Freedom Plains Rd                     Mahopac National Bank                                    2,200               Leased
  Poughkeepsie, NY                          Lagrange Office

  630 Route 6                               Mahopac National Bank                                    2,800                Owned
  Mahopac, NY                               Mahopac Office

  293 Lexington Avenue                      Mahopac National Bank                                    4,400               Leased
  Mt. Kisco, NY                             Mt. Kisco Office

  591 Route 6N                              Mahopac National Bank                                    3,000                Owned
  Mahopac Falls, NY                         Red Mills Office

  21 Peekskill Hollow Road                  Mahopac National Bank                                   17,950                Owned
  Putnam Valley, NY                         Putnam Valley Office

  100 - D Independent Way                   Mahopac National Bank                                    3,100               Leased
  Southeast, NY                             Southeast Office

  1281 Route 9                              Mahopac National Bank                                    4,700               Leased
  Wappingers Falls, NY                      Wappingers Falls Office

  13360 Broadway                            Tompkins Insurance                                       1,200                Owned
  Alden, NY                                 Alden Office ***

  14 Market Street                          Tompkins Insurance                                       4,000               Leased
  Attica, NY                                Attica Office ***

  170 Franklin Street                       Tompkins Insurance                                       1,920                Owned
  Dansville, NY                             Dansville Office ***

  415 N. Tioga Street                       Tompkins Insurance                                       1,100               Leased
  Ithaca, NY                                Ithaca Office ***

  40 Main Street                            Tompkins Insurance                                       3,700               Leased
  Leroy, NY                                 Leroy Office ***

  25 North State Street                     Tompkins Insurance                                       1,350                Owned
  Nunda, NY                                 Nunda Office ***

  44 East Main Street                       Tompkins Insurance                                       1,600               Leased
  Trumansburg, NY                           Trumansburg Office ***

  179 Sully'sTrail                          AM&M Financial Services, Inc.                           20,174               Leased
  Pittsford, NY                             Rochester Office

------------------------------------------------------------------------------------------------------------------------------------

* Lease terminations for the Company's leased properties range from 2007 through 2042.
** Office includes two parcels of land that are being leased through 2007 and 2090, respectively.
*** Offices for Tompkins Insurance shown above are stand-alone offices; Tompkins Insurance also shares office space with The Bank of Castile and The Trust Company.

In 2007, the Company acquired the property housing the office of the Carey McKinney Group. The property is located at 1051 Craft Road, Ithaca, New York and is approximately 7,540 square feet. As of result of this transaction, the Company vacated the leased property at 415 N. Tioga Street, Ithaca, New York when the lease expired at year-end 2006.

Management believes the current facilities are suitable for their present and intended purposes. The lease for the Lagrange office expired and an extension is being negotiated. The Company plans on opening one new banking office in 2007. For additional information about the Company's facilities, including rental expenses, see "Note 7 Bank premises and Equipment" in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report on Form 10-K.

Item 3.  Legal Proceedings

The Company is involved in legal proceedings in the normal course of business, none of which are expected to have a material adverse impact on the financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote by Security Holders

There were no matters submitted to a vote of the Tompkins stockholders in the fourth quarter of 2006.

Executive Officers of the Registrant

The information concerning the Company's executive officers is provided below as of March 1, 2007. Unless otherwise stated, executive officers' terms run until the first meeting of the board of directors after the Company's annual meeting of shareholders, and until their successors are elected and qualified.

                              Age         Title                                                        Joined Company
Stephen S. Romaine            42          President and CEO                                            January 2000
James W. Fulmer               55          Vice Chairman of the Board                                   January 2000
Robert B. Bantle              55          Executive Vice President                                     March 2001
David S. Boyce                40          Executive Vice President                                     January 2001
Francis M. Fetsko             42          Executive Vice President and Chief Financial Officer         October 1996
Gregory J. Hartz              46          Executive Vice President                                     August 2002
Gerald J. Klein, Jr.          48          Executive Vice President                                     April 1995
Thomas J. Rogers              36          Executive Vice President                                     January 2006
Donald S. Stewart             62          Executive Vice President                                     December 1972
Lawrence A. Updike            61          Executive Vice President                                     December 1965
Kathleen Rooney               54          Senior Vice President                                        April 2004

Business Experience of the Executive Officers:

Stephen S. Romaine was appointed President and Chief Executive Officer of the Company effective January 1, 2007. From 2003 through 2006, he served as President and Chief Executive Officer of Mahopac National Bank. Prior to this appointment, Mr. Romaine was Executive Vice President and Chief Financial Officer and Manager of Mahopac National Bank. Mr. Romaine currently serves on the boards of the New York Bankers Association and the Independent Bankers Association of New York State.

James W. Fulmer has served as Vice Chairman since January 1, 2007, and Director of the Company since 2000. He previously served as President of the Company since 2000. He also serves as a Director of The Bank of Castile since 1988 and as its Chairman since 1992. Effective December 18, 2002, he assumed the additional responsibilities of President and Chief Executive Officer of The Bank of Castile. Mr. Fulmer has served as a Director of Mahopac National Bank since 1999, as Chairman of Tompkins Insurance Agencies since January 1, 2001, and as Chairman of AM&M Financial Services, Inc. since January 2006. He served as the President and Chief Executive Officer of Letchworth Independent Bancshares Corporation from 1991 until its merger with the Company in 1999. Mr. Fulmer also served as the Chief Executive Officer of The Bank of Castile from 1996 through April 2000. He was elected to the Board of the Federal Home Loan Bank in 2006, effective January 2007.

Robert B. Bantle has been employed by the Company since March 2001. He currently serves as Executive Vice President of Tompkins Services, a group that provides support to the Company in the areas of Operations, Information Technology, Human Resources, Training & Development, Remote Banking, Collections, and Card Services. Prior to this assignment, he was primarily responsible for the Company's retail banking services.

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

Gregory J. Hartz has been employed by the Company since 2002 and was appointed President and Chief Executive Officer of Tompkins Trust Company and Executive Vice President of the Company effective January 1, 2007. Previously, he was Senior Vice President of Tompkins Trust Company, with responsibility for Tompkins Investment Services.

Gerald J. Klein, Jr. has been employed by the Company since 1995 and was appointed President and Chief Executive Officer of Mahopac National Bank and Executive Vice President of the Company effective January 1, 2007. Previously, he was Executive Vice President of Mahopac National Bank, responsible for all lending and credit functions at the Bank.

Thomas J. Rogers has been employed by the Company since its acquisition of AM&M Financial Services, Inc. in January 2006, and was appointed President and Chief Executive Officer of AM&M Financial Services, Inc. at that time. He was appointed Executive Vice President of the Company on January 24, 2007. He was been employed by AM&M Financial Services, Inc. since 1998.

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


PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividend Information

The Company's common stock is traded under the symbol "TMP" on the American Stock Exchange ("AMEX"). The high and low closing sale prices, which represent actual transactions as quoted on AMEX, of the Company's common stock for each quarterly period in 2006 and 2005 are presented below. The per share dividends paid by the Company in each quarterly period in 2006 and 2005 are also presented below. Cash dividends on Tompkins common stock were paid on the 15th day of February, May, August and November of 2006; and on the 15th day of February, the 16th day of May, and the 15th day of August and November of 2005.

                                                 Market Price              Cash Dividends
                                           High                Low               Paid
-----------------------------------------------------------------------------------------
2006          1st Quarter              $    44.08          $    40.18          $     .273
              2nd Quarter                   44.00               38.10                .273
              3rd Quarter                   45.95               41.37                .300
              4th Quarter                   50.80               44.00                .300

2005          1st Quarter              $    43.80          $    38.27          $     .248
              2nd Quarter                   40.00               35.24                .273
              3rd Quarter                   44.18               38.37                .273
              4th Quarter                   44.00               37.00                .273

Note 1 - Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on May 15, 2006 and a 10% stock dividend paid on February 15, 2005.

As of March 1, 2007, there were approximately 2,080 holders of record of the Company's common stock.


The Company's ability to pay dividends is generally limited to earnings from the prior year, although retained earnings and dividends from its subsidiaries may also be used to pay dividends under certain circumstances. The Company's primary source of funds to pay for shareholder dividends is receipt of dividends from its subsidiaries. Future dividend payments to the Company by its subsidiaries will be dependent on a number of factors, including the earnings and financial condition of each subsidiary, and are subject to the regulatory limitations discussed in "Note 17 Regulations and Supervision" in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Issuer Purchases of Equity Securities

The following table includes all Company repurchases, including those made pursuant to publicly announced plans or programs during the quarter ended December 31, 2006.

------------------------------------------------------------------------------------------------------
                                                                                       Maximum Number
                                                                    Total Number      (or Approximate
                                                                      of Shares        Dollar Value) of
                                                                   Purchased as Part   Shares that May
                                  Total Number        Average         of Publicly     Yet Be Purchased
                                   of Shares        Price Paid      Announced Plans    Under the Plans
                                   Purchased         Per Share        or Programs        or Programs
       Period                         (a)               (b)               (c)                 (d)
------------------------------------------------------------------------------------------------------
October 1, 2006 through
October 31, 2006                     5,592        $      44.85               4,400             373,272

November 1, 2006 through
November 30, 2006                    3,701        $      45.37               3,500             369,772

December 1, 2006 through
December 31, 2006                    8,000        $      46.61               8,000             361,772

------------------------------------------------------------------------------------------------------
Total                               17,293        $      45.78              15,900             361,772
------------------------------------------------------------------------------------------------------

On July 19, 2006, the Company announced that the Company's Board of Directors approved, on July 18, 2006, a new stock repurchase plan (the "2006 Plan") to replace the expired 2004 Plan. The 2006 Plan authorizes the repurchase of up to 450,000 shares of the Company's outstanding common stock over a two-year period.

Previously, the Company's board approved a stock repurchase plan on July 27, 2004 (the "2004 Plan"). Under the 2004 Plan, the Company was authorized to repurchase up to 484,000 shares of Tompkins common stock over a two-year period, which ended July 27, 2006. Over the life of the 2004 Plan, 175,924 shares were repurchased at an average cost of $40.03.

Included above are 1,192 shares purchased in October 2006 at an average cost of $44.34 and 201 shares purchased in December 2006 at an average cost of $48.48 by the trustee of a rabbi trust established by the Company under the Company's Stock Retainer Plan For Eligible Directors of Tompkins Trustco, Inc., and Participating Subsidiaries and were part of the director deferred compensation under that plan. Shares purchased by the rabbi trust are not part of the 2006 Plan.

Recent Sales of Unregistered Securities

As part of the Company's acquisition of Carey McKinney Group in the fourth quarter of fiscal 2006, the Company issued 24,086 shares of Tompkins common stock pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Equity Compensation Plan Information

Information regarding securities authorized for issuance under equity compensation plans is provided in Part III, "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Report.

Performance Graph

The following graph compares the Company's cumulative total stockholder return since December 31, 2001, with (1) the total return index for the NASDAQ Composite and (2) the total return index for SNL Bank Index. The graph assumes $100.00 was invested on December 31, 2001, in the Company's common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

                            [GRAPHIC CHART OMITTED]

                            Total Return Performance


                                                                 Period Ending
                                ----------------------------------------------------------------------------
Index                              12/31/01     12/31/02     12/31/03     12/31/04     12/31/05     12/31/06
------------------------------------------------------------------------------------------------------------
Tompkins Trustco, Inc.               100.00       112.49       132.60       158.09       149.61       171.45
NASDAQ Composite                     100.00        68.76       103.67       113.16       115.57       127.58
SNL Bank Index                       100.00        91.69       123.69       138.61       140.50       164.35

In accordance with and to the extent permitted by applicable law or regulation, the information set forth above under the heading "Performance Graph" shall not be incorporated by reference into any future filing under the Securities Act of 1933, as amended (the "Securities Act"), or Exchange Act and shall not be deemed to be "soliciting material" or to be "filed" with the SEC under the Securities Act or the Exchange Act.


Item 6.  Selected Financial Data
                                                                                    Year ended December 31
(in thousands except per share data)                           2006           2005           2004           2003           2002
-----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL STATEMENT HIGHLIGHTS
     Assets                                                $ 2,210,837    $ 2,106,870     $ 1,970,295    $ 1,864,446    $ 1,670,203
     Deposits                                                1,709,420      1,683,010       1,560,873      1,411,125      1,340,285
     Other borrowings                                           85,941         63,673          63,303         87,111         81,930
     Shareholders' equity                                      189,620        181,221         171,002        158,970        150,597
     Interest and dividend income                              121,041        106,707          94,673         90,995         93,959
     Interest expense                                           48,184         31,686          23,327         23,493         28,818
     Net interest income                                        72,857         75,021          71,346         67,502         65,141
     Provision for loan/lease losses                             1,424          2,659           2,860          2,497          2,235
     Net securities gains (losses)                                  15         (1,526)             98             43            363
     Net income                                                 27,767         27,685          25,615         24,205         22,914
PER SHARE INFORMATION
     Basic earnings per share                                     2.82           2.81            2.60           2.46           2.33
     Diluted earnings per share                                   2.78           2.77            2.56           2.42           2.28
     Cash dividends per share                                     1.15           1.07            0.99           0.92           0.86
SELECTED RATIOS
     Return on average assets                                     1.30%          1.36%           1.32%          1.37%          1.45%
     Return on average equity                                    15.02%         15.82%          15.68%         15.90%         16.41%
     Shareholders' equity to average assets                       8.86%          8.89%           8.82%          8.98%          9.51%
     Dividend payout ratio                                       40.78%         37.94%          38.11%         37.25%         37.54%


OTHER SELECTED DATA (in whole numbers, unless otherwise noted)
-----------------------------------------------------------------------------------------------------------------------------------
     Employees (average full-time equivalent)                      658            587             578            546            530
     Banking offices                                                37             34              34             33             32
     Bank access centers (ATMs)                                     59             51              51             49             48
     Trust and investment services assets under
       management, or custody (in thousands)               $ 2,183,114    $ 1,534,557       1,495,196    $ 1,389,879    $ 1,207,786
===================================================================================================================================

Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on May 15, 2006, a 10% stock dividend paid on February 15, 2005 and a 10% stock dividend paid on August 15, 2003.


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

OVERVIEW

Tompkins Trustco, Inc. ("Tompkins" or the "Company"), is the corporate parent of three community banks, Tompkins Trust Company ("Trust Company"), The Bank of Castile, and The Mahopac National Bank ("Mahopac National Bank"), which together operate 37 banking offices, including 1 limited-service office, in local market areas throughout New York State. Through its community banking subsidiaries, the Company provides traditional banking services, and offers a full range of money management services through Tompkins Investment Services, a division of Tompkins Trust Company. The Company also offers insurance services through its wholly-owned subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance Agencies"), an independent insurance agency with a history of over 100 years of service to individual and business clients throughout Western New York. Tompkins Insurance expanded its geographic footprint through the acquisition of Banfield & Associates, Inc., an insurance agency located in Ithaca, New York on December 31, 2004. Tompkins Insurance has since acquired two additional agencies in the Ithaca, New York market area. The Company completed its acquisition of AM&M Financial Services, Inc. (AM&M), a fee-based financial planning firm headquartered in Pittsford, New York, effective January 6, 2006. AM&M has three operating companies: (1) AM&M Planners, Inc., which provides fee based financial planning and wealth management services for corporate executives, small business owners, and high net worth individuals; (2) Ensemble Financial Services, Inc., an independent broker-dealer and leading outsourcing company for financial planners and investment advisors; and (3) Ensemble Risk Solutions, Inc., which creates customized risk management plans using life, disability and long-term care insurance products.

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

Critical Accounting Policies

In the course of the Company's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Company. Some of these policies are more critical than others. Management considers the accounting policy relating to the allowance for loan/lease losses ("allowance") to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Company's results of operations.

The Company has developed a methodology to measure the amount of estimated loan loss exposure inherent in the loan portfolio to ensure that an adequate allowance is maintained. The methodology includes an estimate of exposure for the following: specifically reviewed and graded loans, historical loss experience by product type, past due and nonperforming loans, and other internal and external factors such as local and regional economic conditions, growth trends, and credit policy and underwriting standards. The methodology includes a review of loans considered impaired in accordance with the Statement of Financial Accounting Standards (SFAF) No. 114, "Accounting by Creditors for Impairment of a Loan", as well as other commercial loans and commercial mortgage loans that are evaluated using an internal rating system. An estimated exposure amount is assigned to these internally reviewed credits based upon a review of the borrower's financial condition, payment history, collateral adequacy, and business conditions. For commercial loans and commercial mortgage loans not specifically reviewed, and for more homogenous loan portfolios such as residential mortgage loans and consumer loans, estimated exposure amounts are assigned based upon historical loss experience as well as past due status. Lastly, additional reserves are maintained based upon management judgment and assessment of other quantitative and qualitative factors such as regional and local economic conditions and portfolio growth trends.

Since the methodology is based upon historical experience and trends as well as management's judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, and declines in local property values. While management's evaluation of the allowance for loan/lease losses as of December 31, 2006, considers the allowance to be adequate, under adversely different conditions or assumptions, the Company would need to increase the allowance.

Another critical accounting policy is the policy for pensions and other post-retirement benefits. The calculation of the expenses and liabilities related to pensions and post-retirement benefits requires estimates and assumptions of key factors including, but not limited to, discount rate, return on plan assets, future salary increases, employment levels, employee retention, and life expectancies of plan participants. The Company uses an actuarial firm in making these estimates and assumptions. Changes in these assumptions due to market conditions, governing laws and regulations, or Company specific circumstances may result in material changes to the Company's pension and other post-retirement expenses and liabilities.

All accounting policies are important and the reader of the financial statements should review these policies, described in "Note 1 Summary of Significant Accounting Policies" in Notes to Consolidated Financial Statements in Part II,
Item 8. of this Form 10-K, to gain a better understanding of how the Company's financial performance is reported.

RESULTS OF OPERATIONS
(Comparison of December 31, 2006 and 2005 results)

General

The Company recorded its 34th consecutive year of earnings growth. Net income for the year ended December 31, 2006, was $27.8 million compared to $27.7 million in 2005. On a per share basis, the Company earned $2.78 per diluted share in 2006, compared to $2.77 per diluted share in 2005. In addition to earnings per share growth, key performance measurements for the Company include return on average shareholders' equity (ROE) and return on average assets (ROA). ROE was 15.02% in 2006, compared to 15.82% in 2005, while ROA was 1.30% in 2006, compared to 1.36% in 2005. The decrease in ROA and ROE in 2006 was mainly a result of the decline in net interest margin as well as the growth in average assets and average shareholders' equity exceeding growth in net income. ROA and ROE for Tompkins continue to compare favorably to bank holding company peer ratios widely available from the Federal Reserve Board.

Earnings performance in 2006 reflects continued execution of the Company's key business strategies, including ongoing investment in traditional banking services with the opening of three new banking offices in 2006, and the expansion of our fee-based financial services businesses of trust, investment services, and insurance with the acquisitions of AM&M Financial Services, Inc. ("AM&M") and four insurance agencies in 2006, as well as the expansion of retail brokerage services. These initiatives contributed to the 7.7% growth in revenues (net interest income plus noninterest income) to $113.9 million in 2006 over $105.8 million in 2005.

The rise in short-term interest rates contributed to increases in funding costs, while the inverted yield curve constrained the yields of longer-term earning assets. Interest income of $121.0 million in 2006 was up 13.4% over 2005, reflecting both growth in average earning assets and increases in loan and securities yields. The increase in interest income was offset by higher funding costs, resulting in a decrease in net interest margin for the year when compared to 2005. The net interest margin was 3.81% in 2006, compared to 4.11% in 2005.

Total assets were up 4.9% to $2.2 billion at December 31, 2006. Asset growth over the past twelve months included a $54.9 million increase in total loans and leases and a $55.5 million increase in the securities portfolio. Growth in average total loans and leases is net of the securitization of $32.0 million of residential mortgage loans in the second quarter of 2006. These residential loans were packaged into mortgage-backed securities, which are held in the Company's available-for-sale securities portfolio. Asset quality remained strong with reductions in nonperforming assets and net charge-offs compared with the prior year. Improvement in asset quality trends, along with the lower level of net charge-offs, resulted in a lower provision expense for 2006 compared to comparable prior year periods.

Noninterest income for 2006 was $41.1 million, an increase of 33.5% over 2005. Growth in noninterest income benefited from the first quarter 2006 acquisition of AM&M, the expansion of retail brokerage services, and the acquisition of three insurance agencies during 2006. Noninterest income in 2006 and 2005 also included some nonrecurring items. In the fourth quarter of 2006 the Company recognized a net pre-tax gain of $2.6 million on the sale of approximately $9.4 million of credit card loans. Concurrent with the sale, the Company entered into a sales and servicing agreement with a large credit card issuer to expand its card product offerings. Earnings in 2005 included a net pre-tax gain of $3.0 million, resulting from an agreement with NOVA Information Systems (NOVA) to transfer the Company's merchant card processing relationships, and a pre-tax loss of $1.5 million on the sale of approximately $80 million of available-for-sale securities.

Noninterest expenses were $71.9 million in 2006, up 15.8% over 2005. The increase in 2006 was primarily due to higher compensation and benefits related expenses. Contributing to the increase in noninterest expense is the acquisition of AM&M, stock-based compensation expense related to the adoption of FAS 123R, insurance agency acquisitions, expansion of retail brokerage services, and the expansion of banking offices.

Net Interest Income

Table 1-Average Statements of Condition and Net Interest Analysis illustrates the trend in average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Taxable-equivalent net interest income of $75.7 million in 2006 was down 2.8% from $77.9 million in 2005, driven by higher funding costs. The Federal Reserve continued to raise short-term interest rates in 2006, which contributed to a 100 basis point increase in the prime rate in 2006. The higher prime rate had a favorable impact on commercial loan yields as the Company's prime rate based loans repriced upwards. The yield on average earning assets increased 45 basis points from 5.78% for the fiscal year ended December 31, 2005, to 6.23% for fiscal 2006, while the cost of interest bearing liabilities increased 94 basis points from 2.09% to 3.03% over the same time period, resulting in a 49 basis point decline in the net interest spread. Growth in noninterest-bearing liabilities offset some of the decline in the net interest spread.

Taxable-equivalent interest income was up 13.1% in 2006 over the same period in the prior year, driven by an increase in loan and investment volumes and yields. Average loan balances grew by $49.6 million in 2006, or 4.1%, while average loan yields increased 45 basis points to 7.08%. Average investment balances were up $43.2 million in 2006, or 6.4%, while average securities yields were up 47 basis points to 4.73%. Loan growth in 2006 included a $43.4 million increase in average commercial real estate loans and a $20.8 million increase in average commercial loans. Average residential loan balances were flat; however, balances are net of the securitization of $32.0 million of residential mortgage loans in the second quarter of 2006. These residential loans were packaged into mortgage-backed securities, which are held in the Company's available-for-sale securities portfolio. Average consumer loans were down $9.9 million in 2006, mainly in credit card loans, due in part to the fourth quarter sale of the entire $9.4 million portfolio, and indirect auto loans. Yields on commercial and industrial loans, and commercial real estate loans benefited from increases in market interest rates. Home equity loan yields were also higher due to the variable rate nature of the majority of this portfolio.

Increases in taxable-equivalent interest income in 2006 were offset by a 52.1% increase in interest expense driven by the rise in short-term market interest rates. The average rate paid on deposits during 2006 of 2.86% was 102 basis points higher than the average rate paid in 2005. Rates on time deposits moved higher with the rise in short-term rates and resulted in an increased volume of these deposits. Average time deposit balances increased $93.8 million or 17.0% to $646.9 million at December 31, 2006, from $553.2 million at December 31, 2005. The Company was able to offset some of the impact of higher deposit rates by growing average noninterest bearing deposits to $338.4 million, up 4.5% over average balances for 2005. The average rate paid on borrowings for 2006 was also up over 2005, as a result of the increase in short-term interest rates. Average borrowings were up $10.2 million or 4.4% over prior year.

Changes in net interest income occur from a combination of changes in the volume of interest-earning assets and interest-bearing liabilities, and in the rate of interest earned or paid on them. Table 2-Analysis of Changes in Net Interest Income illustrates changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of the change. The $2.2 million decrease in taxable-equivalent net interest income from 2005 to 2006 resulted from a $14.3 million increase in interest income and a $16.5 million increase in interest expense. An increased volume of earning assets, in excess of interest bearing liabilities contributed to a net $1.9 million increase in taxable-equivalent net interest income between 2005 and 2006, while changes in interest rates reduced taxable-equivalent net interest income by $4.1 million, resulting in the net decrease of $2.2 million from 2005.


Table 1 - Average Statements of Condition and Net Interest Analysis

                                                                           December 31
                                             2006                              2005                              2004
----------------------------------------------------------------------------------------------------------------------------------
                                                       Average                            Average                         Average
                                  Average              Yield/       Average               Yield/     Average              Yield/
(dollar amounts in thousands)     Balance   Interest    Rate        Balance   Interest     Rate      Balance    Interest   Rate
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
 Certificates of
   deposit, other
   banks                        $    2,486  $     86       3.46%  $    3,668  $     89       2.43%  $    9,086  $     93      1.02%
 Securities (1)
    U.S. Government
      securities                   570,585    25,381       4.45      529,732    20,805       3.93      544,943    21,317      3.91
    State and municipal (2)        121,305     7,134       5.88      120,891     6,882       5.69      102,917     6,081      5.91
    Other securities (2)            23,001     1,290       5.61       21,072       905       4.29       24,953       566      2.27
----------------------------------------------------------------------------------------------------------------------------------
     Total securities              714,891    33,805       4.73      671,695    28,592       4.26      672,813    27,964      4.16
 Federal funds sold                    231        15       6.49          818        24       2.93        2,281        25      1.14
 Loans, net of
   unearned income (3)
    Residential real estate        463,825    28,745       6.20      465,124    27,042       5.81      426,116    24,121      5.66
    Commercial real estate         392,636    28,112       7.16      349,190    23,923       6.85      290,959    19,015      6.54
    Commercial loans (2)           308,207    25,086       8.14      287,455    20,238       7.04      272,954    15,745      5.77
    Consumer and other              92,959     7,289       7.84      102,845     8,649       8.41      105,095     8,886      8.46
    Lease financing (2)             12,023       709       5.90       15,402       988       6.41       21,841     1,426      6.53
----------------------------------------------------------------------------------------------------------------------------------
    Total loans,
      net of
      unearned income            1,269,650    89,941       7.08    1,220,016    80,840       6.63    1,116,965    69,193      6.19
----------------------------------------------------------------------------------------------------------------------------------
    Total interest-
      earning assets             1,987,258   123,847       6.23    1,896,197   109,545       5.78    1,801,145    97,275      5.40
----------------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets         151,934                           141,843                           138,078
    Total assets                $2,139,192                        $2,038,040                        $1,939,223
==================================================================================================================================

LIABILITIES &
SHAREHOLDERS' EQUITY
Deposits:
  Interest-bearing deposits
    Interest checking,
      savings, and money market $  702,826  $ 11,247       1.60%  $  733,596  $  7,519       1.02%  $  774,989  $  5,527      0.71%
    Time Deposits > $100,000       296,714    13,350       4.50      224,248     6,973       3.11      138,056     2,890      2.09
    Time Deposits < $100,000       318,648    12,486       3.92      290,370     7,943       2.74      256,612     5,954      2.32
    Brokered Time Deposits:
                 < $100,000         31,566     1,482       4.69       38,545     1,228       3.19       29,691       853      2.87
----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
      deposits                   1,349,754    38,565       2.86    1,286,759    23,663       1.84    1,199,348    15,224      1.27
Federal funds purchased and
  securities sold under
  agreements to repurchase         159,147     5,905       3.71      157,817     4,852       3.07      175,168     4,390      2.51
Other borrowings                    79,310     3,714       4.68       70,486     3,171       4.50       81,213     3,713      4.57
----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
      liabilities                1,588,211    48,184       3.03    1,515,062    31,686       2.09    1,455,729    23,327      1.60
----------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing
  deposits                         338,448                           323,976                           297,627
Accrued expenses and
  other liabilities                 26,181                            22,533                            21,002
----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities            1,952,840                         1,861,571                         1,774,358
Minority Interest                    1,480                             1,483                             1,511
Shareholders' equity               184,872                           174,986                           163,354
----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities
      and shareholders'
      equity                    $2,139,192                        $2,038,040                        $1,939,223
----------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                       3.20%                             3.69%                            3.80%
----------------------------------------------------------------------------------------------------------------------------------
Net interest
  income/margin
  on earning assets                         $ 75,663       3.81%              $ 77,859       4.11%              $ 73,948      4.11%
==================================================================================================================================

(1) Average balances and yields on available-for-sale securities are based on amortized cost.

(2) Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax-exempt interest income to a taxable equivalent basis. The tax equivalent adjustments for 2006, 2005, and 2004 were as follows:
     $2,806,000, $2,838,000, and $2,602,000, respectively.

(3) Nonaccrual loans are included in the average loan totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in "Note 1 Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.


Table 2 - Analysis of Changes in Net Interest Income

(in thousands)(taxable equivalent)                            2006 vs. 2005                        2005 vs. 2004
-----------------------------------------------------------------------------------------------------------------------
                                                     Increase (Decrease) Due             Increase (Decrease) Due
                                                       to Change in Average                to Change in Average
                                                    Volume       Rate        Total      Volume        Rate       Total
-----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Certificates of deposit, other banks               $    (34)   $     31    $     (3)   $    (79)   $     75    $     (4)
Federal funds sold                                      (25)         16          (9)        (24)         23          (1)
Investments:
    Taxable                                           1,741       3,220       4,961        (744)        571        (173)
    Tax-exempt                                           64         188         252       1,029        (228)        801
Loans, net:
    Taxable                                           3,456       5,763       9,219       6,692       5,014      11,706
    Tax-exempt                                          (79)        (39)       (118)        (61)          2         (59)
-----------------------------------------------------------------------------------------------------------------------
Total interest income                              $  5,123    $  9,179    $ 14,302    $  6,813    $  5,457    $ 12,270
-----------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest-bearing deposits:
    Interest checking,
      savings, and money market                        (328)      4,056       3,728        (309)      2,301       1,992
    Time                                              3,073       8,101      11,174       3,370       3,077       6,447
Federal funds purchased and
    Securities sold under
    agreements to repurchase                             41       1,012       1,053        (465)        927         462
Other borrowings                                        409         134         543        (484)        (58)       (542)
-----------------------------------------------------------------------------------------------------------------------
Total interest expense                             $  3,195    $ 13,303    $ 16,498    $  2,112    $  6,247    $  8,359
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                $  1,928    $ (4,124)   $ (2,196)   $  4,701    $   (790)   $  3,911
=======================================================================================================================

Notes: See notes to Table 1 above.

Provision for Loan/Lease Losses

The provision for loan/lease losses represents management's estimate of the expense necessary to maintain the reserve for loan/lease losses at an adequate level. The provision for loan/lease losses was $1.4 million in 2006, compared to $2.7 million in 2005. The decrease in 2006 is primarily due to positive trends in asset quality measures. Nonperforming loans/leases were $3.0 million or 0.23% of total loans/leases at December 31, 2006, compared with $4.1 million or 0.33% of total loans/leases at December 31, 2005. Net charge-offs of $773,000 in 2006 represented 0.06% of average loans/leases during the period, compared to net charge-offs of $1.5 million in 2005, representing 0.13% of average loans/leases. See the section captioned "The Allowance for Loan/Lease Losses" included within "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition" of this Report for further analysis of the Company's allowance for loan/lease losses.

Noninterest Income

Total noninterest income was $41.1 million in 2006, an increase of 33.5% over 2005. The majority of the growth was concentrated in investment services income and insurance commissions and fees and reflects the benefit of the first quarter 2006 acquisition of AM&M, acquisitions of insurance agencies during 2006, and the expansion of retail brokerage services. In addition to the growth in these core fee-based businesses, noninterest income in both 2006 and 2005 included nonrecurring items. In the fourth quarter of 2006 the Company entered into an agreement with Elan Financial Services (Elan) to sell its credit card portfolio of nearly $9.4 million, resulting in a net pre-tax gain of approximately $2.6 million. Through a relationship with Elan, the Company is able to offer an expanded suite of credit card products to its customers. Fourth quarter 2005 earnings included a net pre-tax gain of approximately $3.0 million resulting from an agreement with NOVA Information Systems (NOVA) related to the transfer of merchant card processing relationships. The fourth quarter 2005 results were also affected by the sale of approximately $80 million of available-for-sale securities, which resulted in approximately $1.5 million in pre-tax securities losses being realized during the fourth quarter of 2005.

The Company has been able to expand the contribution of noninterest income to total revenues by developing and introducing new products and by marketing its services across all of the Company's markets. Noninterest income represented 36.1% of total revenue in 2006, compared with 29.1 % in 2005.

Investment services generated $12.2 million in revenue in 2006, an increase of 125.9% over revenue of $5.4 million in 2005. Investment services reflects income from Tompkins Investment Services (TIS), a division within Tompkins Trust Company, and AM&M. Investment services income includes: trust services, financial planning, wealth management services, and brokerage related services. TIS generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing investments in employee benefits plans. TIS also oversees retail brokerage activities in the Company's banking offices. TIS income was $6.2 million in 2006, an increase of $777,000 or 14.4% over the same period in 2005. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The market value of assets managed by, or in custody of, TIS was $1.7 billion at December 31, 2006, up 8.1% from $1.5 billion at December 31, 2005. These figures include $480.1 million and $435.2 million, respectively, of Company-owned securities where TIS is custodian. Trends for new business in trust and investment services remain positive. The number of accounts increased by 7.2% between December 31, 2006, and December 31, 2005.

AM&M contributed $6.0 million to the growth in 2006 investment services income. AM&M provides fee-based financial planning services, wealth management services, and brokerage services to independent financial planners and investment advisors. The acquisition of AM&M also contributed approximately $618,000 to 2006 insurance commissions and fees. AM&M offers customized risk management plans using life, disability and long-term care insurance products.

Insurance commissions and fees were $9.4 million in 2006, an increase of $1.9 million or 25.8% over 2005. The growth was mainly at Tompkins Insurance, and primarily related to revenue from commercial property and casualty lines. Tompkins Insurance acquired three insurance agencies during (March, April and July) 2006 and a fourth agency, effective December 31, 2006. These acquisitions added approximately $784,000 to the increase in commission and fees in 2006. Additionally, Tompkins Insurance has continued its efforts to offer services to customers of the Company's banking subsidiaries. These efforts include locating Tompkins Insurance representatives in offices of The Bank of Castile and The Trust Company. The Company opened a Tompkins Financial Center office in Ithaca, New York in 2006 to cater to customer needs for mortgage, investments, financial planning, and insurance services.

Service charges on deposit accounts were $8.1 million, down 2.4% compared to $8.3 million in 2005, mainly as a result of lower cycle fees on checking and savings deposits. Overdraft fees, the largest component of service charges on deposit accounts were flat year-over-year.

Card services income of $3.0 million in 2006 was up $327,000 or 12.4% over income of $2.6 million in 2005. The primary component of card services income is fees related to debit card transactions. An increased number of cardholders and higher transaction volume contributed to the growth in card services income in 2006.

Net gains from loan sales of $2.7 million includes the net pre-tax gain of $2.6 million on the sale of the credit card portfolio in the fourth quarter of 2006.

Other service charges were down $478,000 or 16.1% to $2.5 million in 2006. The decrease is primarily the result of the sale of the Company's merchant card processing relationships in the fourth quarter of 2005. Merchant card processing income was $42,000 in 2006 compared to $453,000 in 2005.

Noninterest income includes $1.1 million of increases, net of the related mortality expense, in cash surrender value of corporate owned life insurance
(COLI), which is in line with 2005. The COLI relates to life insurance policies covering certain senior officers of the Company and its subsidiaries. The Company's average investment in COLI was $26.4 million during 2006, compared to $25.8 million during 2005. Although income associated with the insurance policies is not included in interest income, the COLI produced an annualized tax-equivalent return of 7.02% for 2006, compared to 7.08% for 2005. In 2006, the Company recognized $685,000 in proceeds from death benefits on corporate owned life insurance. The Company did not purchase additional COLI in 2006.

The $148,000 increase in other income in 2006 over 2005 was largely driven by increased income related to the Company's investment in a Small Business Investment Company, Cephas Capital Partners, L.P. ("Cephas"). The Company's investment totaled $3.6 million at December 31, 2006 compared to $3.4 million at December 31, 2005. Because the Company's percentage ownership in Cephas exceeds 20%, the equity method of accounting is utilized, such that the Company's percentage of Cephas' income is recognized as income on its investment; and likewise, any loss by Cephas is recognized as a loss on the Company's investment. For 2006, the Company recognized income from this investment of $600,000, compared with income of $333,000 in 2005. The Company believes that as of December 31, 2006, there is no impairment with respect to this investment.

Noninterest Expense

Noninterest expenses for the year ended December 31, 2006, were $71.9 million, an increase of 15.8% over noninterest expenses of $62.1 million for the year ended December 31, 2005. The increase in 2006 over 2005 was primarily due to higher compensation and benefits related expenses. Factors contributing to the increase in noninterest expense include the acquisition of AM&M, stock-based compensation expense related to the adoption of FAS 123R, insurance agency acquisitions, expansion of retail brokerage services, and the expansion of banking offices. The addition of AM&M contributed approximately $5.5 million of the $9.8 million increase in 2006 noninterest expense. Changes in the various components of noninterest expense are discussed below.

Personnel-related expenses comprise the largest segment of noninterest expense, representing 58.4% of noninterest expenses in 2006, compared to 58.2% in 2005. Total personnel-related expenses increased by $5.9 million or 16.3% in 2006, to $42.0 million from $36.1 million. The increase was primarily a result of higher salaries and wages related to an increase in average full-time equivalent employees (FTEs), from 587 at December 31, 2005, to 658 at December 31, 2006, along with, annual salary adjustments. The acquisitions of AM&M and three smaller insurance agencies in 2006, the staffing requirements at the Company's newer offices, and the expansion of retail brokerage services were the primary contributors to the increase in FTEs. Personnel-related expenses in 2006 include $692,000 related to the expensing of stock options required by the Company's adoption of Statement of Financial Accounting Standard No. 123 (Revised) "Share-Based Payment" on January 1, 2006. Refer to "Note 1 Summary of Significant Accounting Policies" in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report. Healthcare and pension expenses were also up in 2006 over 2005.

Expense for premises, furniture, and fixtures totaled $8.8 million in 2006, an increase of $1.1 million, or 14.1% over expense of $7.7 million in 2005. The addition of new banking offices, the acquisition of AM&M, as well as higher real estate taxes, maintenance, and insurance contributed to the increased expenses for bank premises and furniture and fixtures year-over-year.

Marketing expense was up 10.3% in 2006 over 2005. Planned marketing initiatives for 2006, including special promotions related to new office openings accounted for the increase in marketing expenditures over the prior year.

Professional fees totaled $1.7 million in 2006 compared with $1.5 million in 2005. The acquisition of AM&M contributed approximately $151,000 to the increase in this category.

Software licenses and maintenance expenses were $1.9 million, an increase of $162,000 or 9.1% over 2005. Increases in annual maintenance contracts contributed to the increase in this category, as did expenses related to the implementation of new systems.

Other operating expenses were $13.1 million for 2006 and $10.9 million for 2005. The acquisition of AM&M contributed approximately $1.3 million to the increase in this category. Charitable contributions in 2006 were up $290,000 over the same period in 2005, reflecting contributions to a charitable fund in support of future community needs. Business development, telephone, postage, printing and supplies, legal fees, education and training, and loss on sale of other real estate were also up over the same periods in 2005.

The Company's efficiency ratio, defined as operating expense excluding amortization of intangible assets, divided by tax-equivalent net interest income plus noninterest income before securities gains and losses (increase in the cash surrender value of COLI is shown on a tax equivalent basis), was 60.7% in 2006, compared to 55.5% in 2005. This ratio is negatively impacted by growth in fee income businesses such as insurance and investment services. Tax equivalency was based upon a 40% tax rate. Excluding the tax equivalent adjustments for tax-exempt securities, tax-exempt loans/leases, and COLI income, the efficiency ratio would be 62.5% in 2006 and 57.3% in 2005.

Minority Interest in Consolidated Subsidiaries

Minority interest expense represents the portion of net income in consolidated majority-owned subsidiaries that is attributable to the minority owners of a subsidiary. The Company had minority interest expense of $131,000 in 2006 and 2005, related to minority interests in three real estate investment trusts, which are substantially owned by the Company's banking subsidiaries.

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes. The 2006 provision was $12.7 million, compared to $13.2 million in 2005. The effective tax rate for the Company decreased in 2006 to 31.4%, from 32.3% in 2005. The recognition of $685,000 of life insurance proceeds in the second quarter of 2006 contributed to the decrease in the effective rate in 2006 compared with 2005. Also contributing to the lower effective rate is higher levels of tax-advantaged income, such as income from investments in municipal bonds, and economic zone credits as well as additional investments in real estate investment trusts in 2006. Each of the Company's banking subsidiaries is a majority owner in a REIT. Legislation has been proposed at the State level that would change the tax treatment of dividends paid by real estate investment trusts ("REIT"). The Company's tax benefit associated with the REIT dividends was approximately $884,000 in 2006. The current proposed legislation would potentially reduce the amount of this benefit in 2007.

RESULTS OF OPERATIONS
(Comparison of December 31, 2005 and 2004 results)

General

Net income for the year ended December 31, 2005, was up 8.1% to $27.7 million, compared to $25.6 million in 2004. On a per share basis, the Company earned $2.77 per diluted share in 2005, compared to $2.56 per diluted share in 2004. Return on average shareholders' equity (ROE) was 15.82% in 2005, compared to 15.68% in 2004, while return on average assets (ROA) was 1.36% in 2005, up from 1.32% in 2004.

The favorable performance in 2005 over 2004 reflect continued execution of the Company's key business strategies, including a commitment to community banking through diversified revenue sources consisting of net interest income generated from the loan and securities portfolios, trust and investment services income, insurance commissions and fees, and other service charges and fees for providing banking and related financial services. Evidence of the success of these strategies includes the 8.5% growth in total loans and the 3.9% growth in core deposits (total deposits less time deposits of $100,000 and more, brokered deposits, and municipal money market deposits) from December 31, 2004 to December 31, 2005, as well as growth in key fee income categories as discussed below. Noninterest income included a $3.0 million net pre-tax gain on the transfer of the Company's merchant card processing relationships to NOVA Information Systems (NOVA). Under the agreement NOVA receives all future revenue from the Company's current merchant customers, while Tompkins generates referral fees and income based on a percentage of net sales revenue from new customers referred to NOVA.

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

Asset quality was strong with reductions in nonperforming assets and net charge-offs compared with prior year. Nonperforming assets of $4.5 million at December 31, 2005, were down from $7.7 million at December 31, 2004. Net loan/lease charge-offs improved to $1.5 million in 2005 from $2.0 million in 2004.

Noninterest income for 2005 was $30.8 million, an increase of 10.0% over 2004. The growth trends for key fee generating business activities were positive for the year. Insurance commissions and fees were $7.5 million, up 17.3% from prior year; service charges on deposit accounts were $8.3 million, up 3.4%; and trust and investment services income was $5.4 million, up about 1.0%.

Noninterest expenses were $62.1 million in 2005, up 6.7% over 2004. These increases were primarily due to higher compensation and benefits related expenses, which were up $2.2 million for the year-to-date period. The acquisition of Banfield & Associates, Inc., effective December 31, 2004, contributed to the increased personnel costs in 2005 over 2004.

Net Interest Income

Table 1-Average Statements of Condition and Net Interest Analysis illustrates the trend in average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Taxable-equivalent net interest income improved to $77.9 million in 2005, up 5.3% from $73.9 million in 2004. Taxable-equivalent net interest income benefited from growth in average earning assets and growth in deposits. The Federal Reserve raised short-term interest rates in 2005, which contributed to a 200 basis point increase in the prime rate in 2005. The higher prime rate had a favorable impact on commercial loan yields as the Company's prime rate based loans repriced upwards. The higher short-term interest rates also led to increased funding costs as rates on deposits and borrowings moved upwards. While short-term rates rose, the spread between long-term and short-term rates narrowed as longer-term rates did not increase in line with short-term rates. The yield on average earning assets increased 38 basis points from 5.40% for the fiscal year ended December 31, 2004, to 5.78% for fiscal 2005, while the cost of interest bearing liabilities increased 49 basis points from 1.60% to 2.09% over the same time period, resulting in an 11 basis point decline in the net interest spread. Growth in noninterest-bearing liabilities offset some of the decline in the spread resulting in a tax-equivalent net interest margin that is unchanged from 2004.

Taxable-equivalent interest income was up 12.6% over the same period prior year, driven by an increase in the loan volumes and yields. Average loans grew by $103.1 million, or 9.2%, which included a $58.2 million increase in average commercial real estate loans, a $39.0 million increase in average residential loans, and a $14.5 million increase in average commercial loans. Yields on commercial and industrial loans, commercial real estate loans, and home equity loans benefited from increases in market interest rates.

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

Table 2-Analysis of Changes in Net Interest Income illustrates changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of the change. The $3.9 million increase in taxable-equivalent net interest income from 2004 to 2005 resulted from a $12.3 million increase in interest income and an $8.4 million increase in interest expense. An increased volume of earning assets contributed to a net $4.7 million increase in taxable-equivalent net interest income between 2004 and 2005, while changes in interest rates reduced taxable-equivalent net interest income by $790,000, resulting in the net increase of $3.9 million.

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

Noninterest Income

Total noninterest income was $30.8 million in 2005, an increase of 10.0% over 2004. The Company has been able to expand the contribution of noninterest income to total revenues by developing and introducing new products and by marketing its services across all of the Company's markets. Noninterest income represented 29.1% of total revenue in 2005, compared with 28.2% in 2004.

In late 2005, the Company entered into an agreement with NOVA Information Systems (NOVA) to transfer customer service, processing services, and support operations for all merchant card processing customers. The agreement calls for NOVA to receive all future revenue from the Company's current merchant customers, and resulted in a pre-tax net gain of approximately $3.0 million in the fourth quarter of 2005. The Company generates referral fees and income based on a percentage of net sales revenue from new customers referred to NOVA. The agreement with NOVA provides the Company's customers with improved technology for merchant card processing that is available through economies of scale that NOVA has as one of the largest merchant processing companies in the country.

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

Insurance commissions and fees were $7.5 million in 2005, an increase of $1.1 million or 17.3% over 2004. Tompkins Insurance's acquisition of the Banfield & Associates, Inc., an insurance agency in Ithaca, New York, at year-end 2004 contributed to the growth in commission income in 2005 over 2004. This acquisition also provides an opportunity to offer insurance services to the customers of Tompkins Trust Company. Additionally, Tompkins Insurance has continued its efforts to offer services to customers of The Bank of Castile. These efforts include locating Tompkins Insurance representatives in offices of The Bank of Castile.

Trust and investment services generated $5.4 million in revenue in 2005, an increase of 0.7% over revenue of $5.4 million in 2004. With fees largely based on the market value and mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The market value of assets managed by, or in custody of, Tompkins Investment Services was $1.5 billion at December 31, 2005, up 2.6% from December 31, 2004. These figures include $435.2 million and $413.8 million, respectively, of Company-owned securities where Tompkins Investment Services is custodian. Tompkins Investment Services generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing investments in employee benefits plans. Services are primarily provided to customers in the Trust Company's market area of Tompkins County; however, Tompkins Investment Services representatives also serve clients in The Bank of Castile and Mahopac National Bank markets. The number of accounts increased by 7.5% between December 31, 2005, and December 31, 2004.

Card services income of $2.6 million in 2005 was up $174,000 or 7.0% over income of $2.5 million in 2004. An increased number of cardholders and higher transaction volume contributed to the growth in card services income in 2005.

Noninterest income also includes $1.1 million from increases in cash surrender value of corporate owned life insurance (COLI), down from $1.2 million in 2004. The Company's average investment in COLI was $25.8 million during 2005, compared to $23.3 million during 2004. The Company purchased about $2.1 million in additional COLI in 2005. Although income associated with the insurance policies is not included in interest income, increases in the cash surrender value produced a tax-adjusted return of approximately 7.08% in 2005, and 8.53% in 2004.

The $206,000 increase in other income in 2005 over 2004 was largely driven by a $207,000 gain on sale of real estate. In 2004, The Bank of Castile relocated its Warsaw Office to a newly renovated building. The former Warsaw Office building was sold in 2005 for a gain of $207,000.

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

Personnel-related expenses represented 58.2% of noninterest expenses in 2005, compared to 58.4% in 2004. Total personnel-related expenses increased by $2.2 million or 6.4% in 2005, to $36.1 million from $34.0 million. The increase in personnel-related expenses is concentrated in salaries and wages and reflects an increased number of employees and salary increases. Average full-time equivalents (FTEs) increased from 578 for the year ended December 31, 2004, to 587 for the year ended December 31, 2005. Tompkins Insurance's acquisition of Banfield & Associates, Inc. in late 2004 contributed to the increase in year-end FTEs. Also included in 2005 salaries and wages was $63,000 resulting from the decision to accelerate unvested stock options for all non-executives in late 2005.

Also included in personnel-related expenses are post-retirement benefits, which were also up over prior year. Post-retirement benefits expense did benefit from a change in the Company's post-retirement health care plan during 2005. Refer to "Note 11 Employee Benefit Plans" in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Expense for premises, furniture, and fixtures totaled $7.7 million in 2005, an increase of $569,000 or 8.0% over expense of $7.1 million in 2004. Additions to the Company's branch network, including the Mount Kisco office of Mahopac National Bank, which opened in July 2004, and the opening of the Tompkins Financial Center in Batavia, New York, in early 2005, as well as higher real estate taxes, insurance and utility costs contributed to the increase in year-over-year expenses for bank premises and furniture.

Marketing expense was up 16.1% in 2005 over 2004. Planned marketing initiatives for 2005 accounted for the increase in marketing expenditures over the prior year.

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

FINANCIAL CONDITION

Total assets grew by $104.0 million or 4.9% to $2.2 billion at December 31, 2006, compared to $2.1 billion at December 31, 2005. Table 3-Balance Sheet Comparisons below provides a comparison of average and year-end balances of selected balance sheet categories over the past three years, and the change in those balances between 2005 and 2006. Over the past several years, the Company has focused on growing average earning assets to increase net interest income and offset the negative impact of a narrowing spread between the yield on earning assets and the cost of interest bearing liabilities. Earning asset growth in 2006 included a $54.9 million increase in loans, mainly commercial real estate, commercial loans, and residential real estate. Residential loan growth is net of $12.5 million in sales of fixed rate residential mortgage loans and $32.0 million of residential mortgage loans securitized with FHLMC during 2006. A more detailed discussion of the loan portfolio is provided below in this section under the caption "Loan/Leases".

The Company's investment portfolio (excluding fair value adjustments on available-for-sale securities) was up 7.9% to approximately $722.3 million at year-end 2006. Contributing to the increase in the investment portfolio was the second quarter 2006 securitization of about $32.0 million of Company originated residential mortgage loans, which subsequent to securitization with FHLMC, are part of the Company's available-for-sale investment portfolio. A more detailed discussion of the investment portfolio is provided below in this section under the caption "Securities".

Deposit growth generated by the Company's branch network has supported the majority of the growth in earning assets. Core deposits remain the primary source of funding with core deposits increasing by $21.1 million or 1.7% to $1.3 billion at year-end 2006. Time deposits of $100,000 and more increased $16.3 million, or 5.5%, to $313.1 million at year-end 2006, from $296.8 million at year end 2005, as the rates on these products increased with market rates. The Company also uses wholesale funding sources, which include borrowings and securities sold under agreements to repurchase, to support asset growth. These funding sources were up $61.1 million or 28.2% between year-end 2006 and year-end 2005 at $277.4 million and $216.3 million, respectively. Refer to "Note 9 Securities Sold Under Agreements to Repurchase and Federal Funds Purchased" and "Note 10 Other Borrowings" in Notes to Consolidated Financial Statements in
Part II, Item 8. of this Report on Form 10-K for further details on these funding sources.


Table 3 - Balance Sheet Comparisons

AVERAGE BALANCE SHEET
                                                                                                            Change (2005-2006)
(in thousands)                                                         2006         2005         2004       Amount   Percentage
-------------------------------------------------------------------------------------------------------------------------------
Total assets                                                     $2,139,192   $2,038,040   $1,939,223   $  101,152         4.96%
Earning assets *                                                  1,987,258    1,896,197    1,801,145       91,061         4.80%
Total loans and leases, less unearned income
   and net deferred costs and fees                                1,269,650    1,220,016    1,116,965       49,634         4.07%
Securities *                                                        714,891      671,695      672,813       43,196         6.43%
Core deposits **                                                  1,254,536    1,221,082    1,175,110       33,454         2.74%
Time deposits of $100,000 and more                                  296,714      224,248      138,056       72,466        32.32%
Federal funds purchased and securities
   sold under agreements to repurchase                              159,147      157,817      175,168        1,330         0.84%
Other borrowings                                                     79,310       70,486       81,213        8,824        12.52%
Shareholders' equity                                                184,872      174,986      163,354        9,886         5.65%
-------------------------------------------------------------------------------------------------------------------------------

ENDING BALANCE SHEET
                                                                                                            Change (2005-2006)
(in thousands)                                                         2006         2005         2004       Amount   Percentage
-------------------------------------------------------------------------------------------------------------------------------
Total assets                                                     $2,210,837   $2,106,870   $1,970,295   $  103,967         4.93%
Earning assets *                                                  2,052,478    1,944,124    1,832,043      108,354         5.57%
Total loans and leases, less unearned income
   and net deferred costs and fees                                1,326,298    1,271,349    1,172,148       54,949         4.32%
Securities *                                                        722,257      669,414      658,872       52,843         7.89%
Core deposits **                                                  1,269,428    1,248,314    1,201,988       21,114         1.69%
Time deposits of $100,000 and more                                  313,137      296,806      150,076       16,331         5.50%
Federal funds purchased and securities
   sold under agreements to repurchase                              191,490      152,651      153,715       38,839        25.44%
Other borrowings                                                     85,941       63,673       63,303       22,268        34.97%
Shareholders' equity                                                189,620      181,221      171,002        8,399         4.63%
===============================================================================================================================

*    Balances of available-for-sale securities are shown at amortized cost.

** Core deposits equal total deposits less time deposits of $100,000 and more, brokered deposits, and municipal money market deposits.

Shareholders' Equity

The Consolidated Statements of Changes in Shareholders' Equity included in the Consolidated Financial Statements of the Company contained in Part II, Item 8. of this Report, detail the changes in equity capital, including payments to shareholders in the form of cash and stock dividends. The Company continued its long history of increasing cash dividends with a per share increase of 7.5% in 2006, which follows an increase of 8.1% in 2005. Dividends per share amounted to $1.15 in 2006, compared to $1.07 in 2005, and $0.99 in 2004. Cash dividends paid represented 40.7%, 37.9%, and 38.1% of after-tax net income in each of 2006, 2005, and 2004, respectively.

Total shareholders' equity was up $8.4 million or 4.6% to $189.6 million at December 31, 2006, from $181.2 million at December 31, 2005. On May 15, 2006, the Company paid a 10% stock dividend. The stock dividend has no impact on the Company's total equity capital, but does result in a reallocation of equity, primarily by reducing retained earnings and increasing additional paid-in capital. Retained earnings were down $24.8 million between year-end 2005 and year-end 2006, from $69.2 million to $44.4 million, while additional paid-in capital increased by $39.5 million, from $118.7 million at December 31, 2005, to $158.2 million at December 31, 2006, mainly due to the 10% stock dividend. The increase in accumulated other comprehensive loss is due to adoption of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--An Amendment of FASB No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the company's balance sheet, and changes in the funded status be reflected in comprehensive income, effective for fiscal years ending after December 15, 2006. The Company's adoption of SFAS 158, effective December 31, 2006, resulted in a $7.7 million, net of tax, increase in accumulated other comprehensive loss, a component of shareholders' equity.

On July 27, 2004, the Company's Board of Directors approved a stock repurchase plan (the "2004 Plan"), which authorized the repurchase of up to 484,000 shares of the Company's outstanding common stock over a two-year period. The 2004 Plan expired on July 27, 2006. During 2006, the Company repurchased 151,742 shares at an average cost of $42.30 per share under the 2004 Plan. Over the two-year term of the 2004 Plan, the Company repurchased 175,924 shares at an average cost of $40.03.

On July 18, 2006, the Company's Board of Directors approved a new stock repurchase plan (the "2006 Plan") to replace the 2004 Plan, which expired in July 2006. The 2006 Plan authorizes the repurchase of up to 450,000 shares of the Company's outstanding common stock over a two-year period. During 2006, the Company repurchased 88,228 shares at an average cost of $43.58 under the 2006 Plan.

Total shareholders' equity was up $10.2 million or 6.0% to $181.2 million at December 31, 2005, from $171.0 million at December 31, 2004. On February 15, 2005, the Company paid a 10% stock dividend. Retained earnings were down $25.3 million between year-end 2004 and year-end 2005, from $94.5 million to $69.2 million, while additional paid-in capital increased by $42.8 million, from $75.8 million at December 31, 2004, to $118.7 million at December 31, 2005, mainly due to the 10% stock dividend. The decrease in accumulated other comprehensive income (loss) is due to an increase in unrealized losses on available-for-sale securities largely driven by increases in short-term interest rates.

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

Securities

The Company's securities portfolio (excluding fair value adjustments on available-for-sale securities) at December 31, 2006, was $722.3 million, reflecting an increase of 7.9% from $669.4 million at December 31, 2005. "Note 2 Securities" in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report, details the types of securities held, the carrying and fair values, and the contractual maturities as of December 31, 2006 and 2005. Qualified tax-exempt debt securities, primarily obligations of state and political subdivisions, were $106.8 million at December 31, 2006, or 14.8% of total securities, compared to $129.5 million, or 19.3% of total securities at December 31, 2005. Mortgage-backed securities, consisting mainly of securities issued by U.S. Government agencies, totaled $356.6 million at December 31, 2006, compared to $321.2 million at December 31, 2005. Contributing to the growth in mortgage-backed securities was the Company's second quarter 2006 securitization of $32.0 million of residential loans, which are now held in the Company's available-for-sale securities portfolio.

The amortized cost and fair value of the Company's securities portfolio at December 31, 2004, is presented in the table below.

                                                                 Available-for-Sale Securities
-------------------------------------------------------------------------------------------------------------
                                                                       Gross          Gross
                                                      Amortized      Unrealized     Unrealized       Fair
December 31, 2004 (in thousands)                        Cost           Gains          Losses         Value
-------------------------------------------------------------------------------------------------------------
Obligations of U.S. Government sponsored agencies   $    231,201   $        614   $      1,933   $    229,882
Obligations of states and political subdivisions          43,024          1,396             86         44,334
Mortgage-backed securities                               300,359          2,853          1,343        301,869
U.S. corporate securities                                  3,000              0             50          2,950
-------------------------------------------------------------------------------------------------------------
Total debt securities                                    577,584          4,863          3,412        579,035
Equity securities                                         12,036              0              0         12,036
-------------------------------------------------------------------------------------------------------------
Total available-for-sale securities                 $    589,620   $      4,863   $      3,412   $    591,071
=============================================================================================================


                                                                  Held-to-Maturity Securities
-------------------------------------------------------------------------------------------------------------
                                                                       Gross          Gross
                                                      Amortized      Unrealized     Unrealized       Fair
December 31, 2004 (in thousands)                        Cost           Gains          Losses         Value
-------------------------------------------------------------------------------------------------------------
Obligations of states and political subdivisions    $     69,252   $      1,498   $        224   $     70,526
-------------------------------------------------------------------------------------------------------------
Total held-to-maturity debt securities              $     69,252   $      1,498   $        224   $     70,526
=============================================================================================================

Available-for-sale securities at year-end 2006 include $14.7 million in nonmarketable equity securities, which are carried at cost since fair values are not readily determinable. This figure includes $11.6 million of Federal Home Loan Bank (FHLB) stock, and $724,000 of Federal Reserve Bank (FRB) stock, which are required to be held for regulatory purposes and for borrowings availability. The required investment in FHLB stock is tied to the Company's borrowing levels with the FHLB. Substantially all of the above mortgage-backed securities are direct pass through securities or collateralized mortgage obligations issued or backed by Federal agencies.

Management's policy is to purchase investment grade securities that, on average, have relatively short expected durations. This policy helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital. A large percentage of securities are direct obligations of the Federal government and its agencies. The contractual maturity distribution of debt securities and mortgage-backed securities as of December 31, 2006, along with the weighted average yield of each category, is presented in Table 4-Maturity

Distribution below. Balances are shown at amortized cost and weighted average yields are calculated on a fully taxable-equivalent basis. Expected maturities will differ from contractual maturities presented in Table 4-Maturity Distribution below, because issuers may have the right to call or prepay obligations with or without penalty and mortgage-backed securities will pay throughout the periods prior to contractual maturity

Table 4 - Maturity Distribution

                                                                           As of December 31, 2006
-------------------------------------------------------------------------------------------------------------------
                                                                     Securities                  Securities
                                                                 Available-for-Sale *         Held-to-Maturity
-------------------------------------------------------------------------------------------------------------------
(dollar amounts in thousands)                                  Amount      Yield (FTE)       Amount     Yield (FTE)
-------------------------------------------------------------------------------------------------------------------
Obligations of U.S. Government sponsored agencies
   Within 1 year                                            $     19,990         3.76%    $          0         0.00%
    Over 1 to 5 years                                            174,950         4.09%               0         0.00%
    Over 5 to 10 years                                            36,660         5.06%               0         0.00%
    Over 10 years                                                 10,000         5.75%               0         0.00%
-------------------------------------------------------------------------------------------------------------------
                                                            $    241,600         4.28%    $          0         0.00%
-------------------------------------------------------------------------------------------------------------------

State and political subdivisions
   Within 1 year                                            $      4,997         4.42%    $     15,897         5.09%
    Over 1 to 5 years                                             16,520         5.72%          21,954         5.17%
    Over 5 to 10 years                                            23,621         5.55%          17,294         5.94%
    Over 10 years                                                  2,653         5.72%           3,893         6.69%
-------------------------------------------------------------------------------------------------------------------
                                                            $     47,791         5.50%    $     59,038         5.47%
-------------------------------------------------------------------------------------------------------------------

Mortgage-backed securities
   Within 1 year                                            $         11         5.08%    $          0         0.00%
    Over 1 to 5 years                                             22,958         4.35%               0         0.00%
    Over 5 to 10 years                                           122,146         4.60%               0         0.00%
    Over 10 years                                                211,504         5.13%               0         0.00%
-------------------------------------------------------------------------------------------------------------------
                                                            $    356,619         4.90%    $          0         0.00%
-------------------------------------------------------------------------------------------------------------------

Other securities
   Within 1 year                                            $          0         0.00%    $          0         0.00%
    Over 1 to 5 years                                                  0         0.00%               0         0.00%
    Over 5 to 10 years                                                 0         0.00%               0         0.00%
    Over 10 years                                                  2,500         8.12%               0         0.00%
    Equity securities                                             14,709         5.30%               0         0.00%
-------------------------------------------------------------------------------------------------------------------
                                                            $     17,209         5.71%    $          0         0.00%
-------------------------------------------------------------------------------------------------------------------

Total securities
   Within 1 year                                            $     24,998         3.90%    $     15,897         5.09%
    Over 1 to 5 years                                            214,428         4.25%          21,954         5.17%
    Over 5 to 10 years                                           182,427         4.82%          17,294         5.94%
    Over 10 years                                                226,657         5.19%           3,893         6.69%
    Equity securities                                             14,709         5.30%               0         0.00%
-------------------------------------------------------------------------------------------------------------------
                                                            $    663,219         4.74%    $     59,038         5.47%
===================================================================================================================

*    Balances of available-for-sale securities are shown at amortized cost.

At December 31, 2006, there were no holdings of any one issuer, other than the U.S. Government sponsored agencies, in an amount greater than 10% of the Company's shareholders' equity.

Loans/Leases

Interest and fees earned on loans is the Company's primary source of revenues. Total loans and leases, net of unearned income and net deferred loan fees and costs, grew 4.3%, to $1.33 billion at December 31, 2006, from $1.27 billion at December 31, 2005. As of December 31, 2006, total loans represented 60.0% of total assets compared to 60.3% as of December 31, 2005. Table 5-Loan/Lease Classification Summary below details the composition and volume changes in the loan/lease portfolio over the past five years.


Table 5 - Loan/Lease Classification Summary

                                                                       As of December 31,
(in thousands)                                      2006           2005           2004           2003           2002
--------------------------------------------------------------------------------------------------------------------
Residential real estate                      $   469,146    $   475,155    $   451,014    $   404,487    $   391,120
Commercial real estate                           393,829        347,443        296,614        242,248        196,517
Real estate construction                          26,130         30,309         27,163         21,788         26,110
Commercial                                       345,194        306,410        277,082        275,666        256,010
Consumer and other                                82,341        100,249        100,971        104,647        103,853
Leases                                            11,962         14,864         23,121         24,340         25,511

--------------------------------------------------------------------------------------------------------------------
Total loans and leases                         1,328,602      1,274,430      1,175,965      1,073,176        999,121
Less: unearned income and
    deferred costs and fees                       (2,304)        (3,081)        (3,817)        (4,036)        (3,775)
--------------------------------------------------------------------------------------------------------------------
Total loans and leases, net of
    unearned income and deferred
    costs and fees                           $ 1,326,298    $ 1,271,349    $ 1,172,148    $ 1,069,140    $   995,346
--------------------------------------------------------------------------------------------------------------------

Residential real estate loans of $469.1 million at year-end 2006 decreased by $6.0 million or 1.3% from $475.2 million in 2005, and comprised 35.4% of total loans and leases at December 31, 2006. Residential loan balances at year-end 2006 are net of $32.0 million of residential loans that were securitized in the second quarter of 2006 and $12.5 million of loan sales to Federal agencies.

Residential real estate mortgage loans are generally underwritten in accordance with secondary market guidelines to enhance the liquidity of these generally longer-term assets. As part of its asset/liability management strategy the Company may sell certain residential mortgage loans in the secondary market. During 2006, 2005, and 2004, the Company sold residential mortgage loans totaling $12.5 million, $16.5 million, and $14.7 million, respectively, and realized gains on these sales of $177,000, $238,000, and $240,000, respectively. When residential mortgage loans are sold or securitized, the Company typically retains all servicing, providing the Company with a source of fee income. The Company generally sells loans without recourse. In connection with the loan sales and securitizations in 2006, 2005, and 2004, the Company recorded mortgage-servicing assets of $294,000, $98,000, and $95,200, respectively. Amortization of mortgage servicing amounted to $116,000, in 2006, $127,000 in 2005 and $168,000 in 2004. Residential mortgage loans serviced for others totaled $162.0 million at December 31, 2006, compared to $135.6 million at December 31, 2005. Capitalized mortgage servicing rights totaled $1.1 million at December 31, 2006, and $949,000 at December 31, 2005, and are reported as intangible assets on the consolidated statements of condition.

Commercial real estate loans increased by $46.4 million, or 13.4%, in 2006 over 2005, from $347.4 million in 2005 to $393.8 million in 2006. Commercial real estate loans of $393.8 million represented 29.7% of total loans and leases at December 31, 2006. Commercial loans totaled $345.2 million at December 31, 2006, which is a 12.7% increase from commercial loans of $306.4 million at December 31, 2005. Growth in commercial lending, including commercial real estate reflects a continued emphasis on commercial lending. Management believes that the Company's community banking strategy can provide value to small business customers, while commercial lending products are typically attractive to the Company from a yield and interest rate risk perspective. The combined legal lending limits of the Company's three subsidiary banks has allowed the Company to attract larger lending relationships.

The consumer loan portfolio includes personal installment loans, indirect automobile financing, and overdraft lines of credit. The Company faces significant competition from local and national lenders as well as auto finance companies for consumer lending products. Consumer and other loans were $82.3 million at December 31, 2006, down from $100.2 million at December 31, 2005. The fourth quarter 2006 sale of the Company's credit card portfolio contributed to the decrease in consumer loans at year-end 2006.

The lease portfolio decreased by 19.5% to $12.0 million at December 31, 2006 from $14.9 million at December 31, 2005. The lease portfolio has traditionally consisted of leases on vehicles for consumers and small businesses. Competition for automobile financing has led to a decline in the consumer lease portfolio over the past several years. Management continues to focus on leasing opportunities, primarily commercial leasing and municipal leasing. As of December 31, 2006, commercial leases and municipal leases represented 99.2% of total leases, while consumer leases made up the remaining 0.8%. As of December 31, 2005, commercial leases and municipal leases represented 99.8% of total leases, while consumer leases made up the remaining 0.2.%.

The Company's loan/lease customers are located primarily in the New York communities served by its three subsidiary banks. The Trust Company operates fourteen banking offices in the counties of Tompkins, Cayuga, Cortland, and Schuyler, New York. The Bank of Castile operates fourteen banking offices in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. Mahopac National Bank is located in Putnam County, New York and operates five banking offices in that county, three full service offices in neighboring Dutchess County, New York and one full service office in Westchester County, New York. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower. Further information on the Company's lending activities, including related party transactions, is provided in "Note 4 Loan/Lease Classification Summary and Related Party Transactions" in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

The Allowance for Loan/Lease Losses

Management reviews the adequacy of the allowance for loan/lease losses ("allowance") on a regular basis. Management considers the accounting policy relating to the allowance to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that assumptions could have on the Company's results of operations. Factors considered in determining the adequacy of the allowance and related provision include: management's approach to granting new credit; the ongoing monitoring of existing credits by the internal and external loan review functions; the growth and composition of the loan/lease portfolio; comments received during the course of independent examinations; current local economic conditions; past due and nonperforming loan statistics; the impact of competition on loan structuring and pricing; the estimated values of collateral; and a historical review of loan/lease loss experience.

The Company has developed a methodology to measure the amount of estimated loan loss exposure inherent in the loan portfolio to ensure that an adequate allowance is maintained. The methodology includes an estimate of exposure for the following: specifically reviewed and graded loans, historical loss experience by product type, past due and nonperforming loans, and other internal and external factors such as local and regional economic conditions, growth trends, and credit policy and underwriting standards. The methodology includes a review of loans considered impaired in accordance with the Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", as well as other commercial loans and commercial mortgage loans that are evaluated using an internal rating system. An estimated exposure amount is assigned to these internally reviewed credits based upon a review of the borrower's financial condition, payment history, collateral adequacy, and business conditions. For commercial loans and commercial mortgage loans not specifically reviewed, and for homogenous loan portfolios such as residential mortgage loans and consumer loans, estimated exposure amounts are assigned based upon historical loss experience, past due status, and management's judgment of the effects of recent and forecasted economic conditions on portfolio performance. Lastly, additional amounts are maintained based upon management judgment and assessment of other quantitative and qualitative factors such as regional and local economic conditions, concentrations of credit, industry concerns, adverse market changes in estimated or appraised collateral value, and portfolio growth trends.

Since the methodology is based upon historical experience and trends as well as management's judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. While management's evaluation of the allowance as of December 31, 2006, considers the allowance to be adequate, under adversely different conditions or assumptions, the Company would need to increase the allowance.

The allocation of the Company's allowance as of December 31, 2006, and each of the previous four years is illustrated in Table 6- Allocation of the Allowance for Loan/Lease Losses, below.


Table 6 - Allocation of the Allowance for Loan/Lease Losses

                                                                                     December 31
(dollar amounts in thousands)                                 2006           2005           2004           2003           2002
------------------------------------------------------------------------------------------------------------------------------
Total loans outstanding at end of year                $  1,326,298   $  1,271,349   $  1,172,148   $  1,069,140   $    995,346
------------------------------------------------------------------------------------------------------------------------------
ALLOCATION OF THE ALLOWANCE BY
     LOAN TYPE:
Commercial                                            $      6,308   $      5,354   $      5,871   $      5,872   $      4,349
Real estate                                                  5,609          5,357          3,947          2,909          2,809
Consumer and all other                                       2,236          2,850          2,731          2,904          2,912
Unallocated                                                    175            116              0              0          1,634
------------------------------------------------------------------------------------------------------------------------------
Total                                                 $     14,328   $     13,677   $     12,549   $     11,685   $     11,704
------------------------------------------------------------------------------------------------------------------------------
ALLOCATION OF THE ALLOWANCE AS
     A PERCENTAGE OF TOTAL ALLOWANCE:
Commercial                                                      44%            39%            47%            50%            37%
Real estate                                                     39%            39%            31%            25%            24%
Consumer and all other                                          16%            21%            22%            25%            25%
Unallocated                                                      1%             1%             0%             0%            14%
------------------------------------------------------------------------------------------------------------------------------
Total                                                          100%           100%           100%           100%           100%
------------------------------------------------------------------------------------------------------------------------------
LOAN/LEASE TYPES AS A PERCENTAGE
   OF TOTAL LOANS/LEASES:
Commercial                                                      26%            24%            24%            26%            26%
Real estate                                                     67%            67%            66%            62%            62%
Consumer and all other                                           7%             9%            10%            12%            12%
------------------------------------------------------------------------------------------------------------------------------
Total                                                          100%           100%           100%           100%           100%
------------------------------------------------------------------------------------------------------------------------------

Management is committed to early recognition of loan problems and to maintaining an adequate allowance. The above allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category. The increase in the allowance between year-end 2005 and year-end 2006 reflects higher allocations due to growth in the loan portfolio and additional allocations for specifically reviewed and graded loans.

The level of future charge-offs are dependent upon a variety of factors such as national and local economic conditions, trends in various industries, underwriting characteristics, and conditions unique to each borrower. Given uncertainties surrounding these factors, it is difficult to estimate future losses.

The principal balances of nonperforming loans/leases, including impaired loans/leases, as of December 31 are detailed in the table below.

(dollar amounts in thousands)                                 2006           2005           2004           2003           2002
------------------------------------------------------------------------------------------------------------------------------
Loans 90 days past due and accruing                   $          8   $         12   $         31   $         26   $        368
Nonaccrual loans                                             2,994          4,072          7,392          7,321          6,977
Troubled debt restructurings not included above                  0             50            189            246            179
------------------------------------------------------------------------------------------------------------------------------
Total nonperforming loans/leases                             3,002          4,134          7,612          7,593          7,524
------------------------------------------------------------------------------------------------------------------------------
Other real estate owned                                        348            366             89            385            279
------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                            $      3,350   $      4,500   $      7,701   $      7,978   $      7,803
------------------------------------------------------------------------------------------------------------------------------
Allowance as a percentage of loans/leases
  outstanding                                                 1.08%          1.08%          1.07%          1.09%          1.18%
------------------------------------------------------------------------------------------------------------------------------
Allowance as a percentage of nonperforming
  loans/leases                                              477.28%        330.84%        164.86%        153.89%        155.56%
------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets as a percentage of
  total assets                                                0.15%          0.21%          0.39%          0.43%          0.47%
==============================================================================================================================

The allowance represented 1.08% of total loans/leases outstanding at December 31, 2006, unchanged from December 31, 2005. The reserve coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) was 4.77 times at December 31, 2006, compared to
3.31 times at December 31, 2005. The difference between the interest income that would have been recorded if these loans/leases had been paid in accordance with their original terms and the interest income recorded for the years ended December 31, 2006, 2005 and 2004 was not significant. A discussion of the Company's policy for placing loans on nonaccrual status is included in "Note 1 Summary of Significant Accounting Policies" in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

The Company's historical loss experience is detailed in Table 7-Analysis of the Allowance for Loan/Lease Losses

Table 7 - Analysis of the Allowance for Loan/Lease Losses

                                                                                    December 31
(in thousands)                                                2006           2005           2004           2003           2002
------------------------------------------------------------------------------------------------------------------------------
Average loans outstanding during year                 $  1,269,650   $  1,220,016   $  1,116,965   $  1,030,299   $    928,383
Balance of allowance at beginning of year                   13,677         12,549         11,685         11,704         10,706

LOANS CHARGED-OFF:
     Commercial, financial, agricultural                       333            890          1,221          1,595            335
     Real estate - mortgage                                     43            408             78            122             41
     Installment loans to individuals                          504            595            977            887            940
     Lease financing                                           210              0             27              9            133
     Other loans                                               174            344            487            394            272
------------------------------------------------------------------------------------------------------------------------------
Total loans charged-off                               $      1,264   $      2,237   $      2,790   $      3,007   $      1,721
------------------------------------------------------------------------------------------------------------------------------

RECOVERIES OF LOANS PREVIOUSLY
  CHARGED-OFF:
     Commercial, financial, agricultural                       136            210            198             73             91
     Real estate - mortgage                                     19             32             54             26             15
     Installment loans to individuals                          226            277            406            311            320
     Lease financing                                             3             37             23              5             22
     Other loans                                               107            150            113             76             36
------------------------------------------------------------------------------------------------------------------------------
Total loans recovered                                 $        491   $        706   $        794   $        491   $        484
------------------------------------------------------------------------------------------------------------------------------
Net loans charged-off                                          773          1,531          1,996          2,516          1,237
Additions to allowance charged to operations                 1,424          2,659          2,860          2,497          2,235
------------------------------------------------------------------------------------------------------------------------------
Balance of allowance at end of year                   $     14,328   $     13,677   $     12,549   $     11,685   $     11,704
------------------------------------------------------------------------------------------------------------------------------
Net charge-offs as a percentage of average
   loans/leases outstanding during the year                   0.06%          0.13%          0.18%          0.24%          0.13%
==============================================================================================================================

Net loans charged-off have decreased over the past several years after a spike in 2003. Economic conditions were weak in 2003, particularly, in the Western New York markets served by The Bank of Castile. Some major employers in the Rochester, New York market were downsizing and there was softness in agricultural related businesses. Economic conditions have improved in this market area over the past few years. The economic climates in the Central New York markets served by Tompkins Trust Company and the lower Hudson Valley markets served by Mahopac National Bank remain favorable.

Management reviews the loan portfolio continuously for evidence of potential problem loans/leases. Potential problem loans/leases are loans/leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans/leases as nonperforming at sometime in the future. Management considers loans/leases classified as Substandard, which continue to accrue interest, to be potential problem loans/leases. The Company, through its internal loan review function identified 25 commercial relationships totaling $19.7 million at December 31, 2006, and 34 commercial relationships totaling $20.0 million at December 31, 2005, which it classified as Substandard, which continue to accrue interest. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. Approximately $3.9 million of these loans at December 31, 2006, are backed by guarantees of U.S. government agencies. While in a performing status as of December 31, 2006, these loans exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis. The decrease in the number and dollar amount of commercial relationships classified as Substandard, which continue to accrue interest, between December 31, 2005, and December 31, 2006, primarily reflects upgrades of approximately $5.5 million due to improvements in financial performance, paydowns of approximately $1.8 million, charge-offs of $0.1 million, other real estate of $.5 million, which were partially offset by additions of $7.6 million.

Deposits and Other Liabilities

Total deposits of $1.7 billion at December 31, 2006, reflected an increase of $26.4 million over total deposits at December 31, 2005. Deposit growth consisted of core deposits, which increased by $21.1 million. Core deposits totaled $1.3 billion at December 31, 2006, and represented 62.9% of total liabilities. This compares to core deposits of $1.2 billion, representing 64.9% of total liabilities at December 31, 2005. Brokered deposits were down by $19.4 million to $20.1 million. The rise in short-term market rates led to competitive pressures to increase the rates on time deposits over the period causing some consumers, businesses and municipalities to move excess funds from lower yielding savings and money markets to time deposits. The three new banking offices opened in 2006 contributed approximately $24.7 million to the growth in 2006 deposits. Table 1-Average Statements of Condition and Net Interest Analysis above shows the average balance and average rate paid on the Company's primary deposit categories for the years ended December 31, 2006, 2005, and 2004. A maturity schedule of time deposits outstanding at December 31, 2006, is included in "Note 8 Deposits" in Notes to Consolidated Financial Statements in Part II,
Item 8. of this Report.

The Company's liability for securities sold under agreements to repurchase ("repurchase agreements") amounted to $191.5 million at December 31, 2006, up $38.8 million or 25.4% from $152.7 million at December 31, 2005.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $69.5 million at December 31, 2006, and $67.7 million at December 31, 2005. Management generally views local repurchase agreements as an alternative to large time deposits. The Company's wholesale repurchase agreements are primarily with the Federal Home Loan Bank (FHLB) and amounted to $122.0 million at December 31, 2006, and $85.0 million at December 31, 2005. Refer to "Note 9 Securities Sold Under Agreements to Repurchase and Federal Funds Purchased" in Notes to Consolidated Financial Statements in Part II, Item
8. of this Report for further details on the Company's repurchase agreements.

The Company's other borrowings include amounts owed to the FHLB and totaled $85.9 million at year-end 2006, up $22.2 million or 35.0% from $63.7 million at year-end 2005. The $85.9 million in borrowings at December 31, 2006, includes $45.2 million in term advances and $40.5 million of overnight FHLB advances. At December 31, 2005, there were $63.4 million in term advances with the FHLB. Of the $45.2 million of term advances at year-end 2006, $5.1 million are due within one year and have a weighted average rate of 4.41%; and $40.1 million are due over one year and have a weighted average rate of 4.47%.

Other borrowings include a Treasury Tax and Loan Note account with the Federal Reserve Bank of New York totaling $100,000 at December 31, 2006 and December 31, 2005. At December 31, 2006 and 2005, Tompkins Insurance had borrowings of $160,000 and $142,000, respectively, from unrelated financial institutions.

Refer to "Note 10 Other Borrowings" in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for further details on the Company's term borrowings with the FHLB.

LIQUIDITY MANAGEMENT

The objective of liquidity management is to ensure the availability of adequate funding sources to satisfy the demand for credit, deposit withdrawals, and business investment opportunities. The Company's large, stable core deposit base and strong capital position are the foundation for the Company's liquidity position. The Company uses a variety of resources to meet its liquidity needs, which include deposits, cash and cash equivalents, short-term investments, cash flow from lending and investing activities, repurchase agreements, and borrowings. The Company may also use borrowings as part of a growth strategy. Asset and liability positions are monitored primarily through Asset/Liability Management Committees of the Company's subsidiary banks individually and on a combined basis. These Committees review periodic reports on the liquidity and interest rate sensitivity positions. Comparisons with industry and peer groups are also monitored. The Company's strong reputation in the communities it serves, along with its strong financial condition, provide access to numerous sources of liquidity as described below. Management believes these diverse liquidity sources provide sufficient means to meet all demands on the Company's liquidity that are reasonably likely to occur.

Core deposits are a primary funding source and represent a low cost funding source obtained primarily through the Company's branch network. Core deposits increased by $21.1 million to $1.3 billion at year-end 2006, with the increase mainly in time deposits less than $100,000 as rates on these products moved up with the increase in market rates. Noninterest-bearing deposit balances were flat, while savings and money market deposit balances were down slightly when compared with year-end 2005. Core deposits represented 74.3% of total deposits and 62.9% of total liabilities at December 31, 2006, compared to 74.2% of total deposits and 64.9% of total liabilities at December 31, 2005. The addition of three new banking offices in 2006 contributed to the growth in core deposits in 2006 over 2005.

Non-core funding sources, which include time deposits of $100,000 or more, brokered time deposits, municipal money market accounts, repurchase agreements, and other borrowings, increased by $66.4 million between year-end 2005 and year-end 2006, from $651.0 million to $717.4 million. As a percentage of total liabilities, non-core funding sources increased from 33.8% at year-end 2005 to 35.5% at year-end 2006. The increase in the dollar volume of non-core funding was concentrated in overnight and term advances from the FHLB.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $584.0 million and $516.8 million at December 31, 2006 and 2005, respectively, were pledged as collateral for public deposits and other borrowings, and pledged or sold under agreements to repurchase. Pledged securities represented 81.8% of total securities at December 31, 2006, compared to 78.4% of total securities at December 31, 2006.

The Company's liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, negotiable certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At December 31, 2006, the unused borrowing capacity on established lines with the FHLB was $366.1 million. As members of the FHLB, the Company's subsidiary banks can use unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At December 31, 2006, total unencumbered residential real estate assets were $276.0 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

Short-term investments, consisting of securities with maturities of one year or less, totaled $40.7 million at year-end 2006, and $40.5 million at year-end 2005.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly interest payments and principal reductions. Total mortgage-backed securities, at fair value, were $352.4 million at December 31, 2006, compared with $315.5 million at December 31, 2005. Using current prepayment assumptions, cash flow from the investment portfolio is estimated to be approximately $136.5 million in 2007. Investments in residential mortgage loans, consumer loans, and leases totaled approximately $563.4 million at December 31, 2006. Aggregate amortization from monthly payments on these loan assets provides significant additional cash flow to the Company. Table 8-Loan Maturity details total scheduled maturities of selected loan categories.


Table 8 - Loan Maturity
                                                         At December 31, 2006
Remaining maturity of selected loans                        Within                         After
(in thousands)                                Total         1 year      1-5 years        5 years
------------------------------------------------------------------------------------------------
Commercial real estate                 $    392,843   $      1,920   $     14,047   $    376,876
Real estate construction                     25,991          3,042          6,179         16,770
Commercial                                  345,106        119,569        103,092        122,445
------------------------------------------------------------------------------------------------
Total                                  $    763,940   $    124,531   $    123,318   $    516,091
================================================================================================

Loan balances are shown net of unearned income and deferred costs and fees

Of the loan amounts shown above in Table 8-Loan Maturity maturing over one year, $201.7 million have fixed rates and $437.7 million have adjustable rates.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business the Company is party to certain financial instruments, which in accordance with accounting principles generally accepted in the United States, are not included in its Consolidated Statements of Condition. These transactions include commitments under stand-by letters of credit, unused portions of lines of credit, and commitments to fund new loans and are undertaken to accommodate the financing needs of the Company's customers. Loan commitments are agreements by the Company to lend monies at a future date. These loan and letter of credit commitments are subject to the same credit policies and reviews as the Company's loans. Because most of these loan commitments expire within one year from the date of issue, the total amount of these loan commitments as of December 31, 2006, are not necessarily indicative of future cash requirements. Further information on these commitments and contingent liabilities is provided in "Note 14 Commitments and Contingent Liabilities" in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

CONTRACTUAL OBLIGATIONS

The Company leases land, buildings, and equipment under operating lease arrangements extending to the year 2090. Most leases include options to renew for periods ranging from 5 to 20 years. In addition, the Company has a software contract for its core banking application through August 1, 2010, along with contracts for more specialized software programs through 2016. Further information on the Company's lease arrangements is provided in "Note 7 Bank Premises and Equipment" in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report. The Company's contractual obligations as of December 31, 2006, are shown in Table 9-Contractual Obligations and Commitments below.


Table 9 - Contractual Obligations and Commitments

               Contractual Cash Obligations                            Payments Due By Period
(in thousands)                                                 Within 1                                         Over
As of December 31, 2006                          Total             year      1-3 years      3-5 years        5 years
--------------------------------------------------------------------------------------------------------------------
Long-term debt                              $    205,298   $     21,484   $     44,285   $     47,724   $     91,805
Operating leases                                  19,103          1,605          2,717          1,921         12,860
Software contracts                                 3,083          1,104          1,829             86             64
--------------------------------------------------------------------------------------------------------------------
Total contractual cash obligations          $    227,484   $     24,193   $     48,831   $     49,731   $    104,729
====================================================================================================================

RECENT ACCOUNTING STANDARDS

In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140" ("SFAS 155"). SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation,
(iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective on January 1, 2007, and did not have a material impact on the Company's results of operations and financial condition.

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

SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company adopted SFAS 156 beginning January 1, 2007, and does not expect the adoption to have a material impact on the Company's financial condition, results of operations or cash flows.

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109 ("FIN 48"). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also establishes a two-step evaluation process for tax positions, recognition and measurement. For recognition, a determination is made whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 on January 1, 2007. The Company does not expect the adoption of FIN 48 to have a material impact on the consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS 157 to have a material impact on the consolidated financial position, results of operations or cash flows.

In September 2006, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 06-04, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion ("APB") No. 12, "Omnibus Opinion -- 1967." The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The provisions of Issue 06-04 should be applied through either a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. The Company does not anticipate that the adoption of the provisions of Issue 06-04 will have a material effect on the Company's financial position or results of operations.

In September 2006, the EITF also reached a final consensus on Issue 06-05, "Accounting for Purchases of Life Insurance -- Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4." The consensus concludes that in determining the amount that could be realized under an insurance contract accounted for under FASB Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance," the policyholder should (1) consider any additional amounts included in the contractual terms of the policy;
(2) assume the surrender value on a individual-life by individual-life policy basis; and (3) not discount the cash surrender value component of the amount that could be realized when contractual restrictions on the ability to surrender a policy exist. Issue 06-05 is effective for fiscal years beginning after December 15, 2006. The consensus in Issue 06-05 should be adopted through either
(1) a change in accounting principle through a cumulative-effect adjustment to retained earning as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. At December 31, 2006, the Company had bank owned life insurance policies with a carrying value of $25.6 million. The Company does not anticipate that the adoption of the provisions of Issue 06-05 will have a material effect on the Company's financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Interest rate risk is the primary market risk category associated with the Company's operations. Interest rate risk refers to the volatility of earnings caused by changes in interest rates. The Company manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the potential effect of interest rate shifts on net interest income for future periods. Each quarter the Company's Asset/Liability Management Committee reviews the simulation results to determine whether the exposure of net interest income to changes in interest rates remains within board-approved levels. The Committee also discusses strategies to manage this exposure and incorporates these strategies into the investment and funding decisions of the Company. The Company does not currently use derivatives, such as interest rate swaps, to manage its interest rate risk exposure, but may consider such instruments in the future.

Table 10-Interest Rate Risk Analysis below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of December 31, 2006. The analysis reflects sensitivity to rising rates in all repricing intervals shown. This analysis suggests that the Company's net interest income is more vulnerable to a rising rate environment than it is to sustained low interest rates.


Table 10 - Interest Rate Risk Analysis

Condensed Static Gap - December 31, 2006                                         Repricing Interval

                                                                                                                     Cumulative
(dollar amounts in thousands)                             Total      0-3 months      3-6 months     6-12 months       12 months
-------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets*                            $ 2,052,478     $   445,360     $    84,462     $   180,624     $   710,446
Interest-bearing liabilities                          1,627,497         655,099         122,233         285,782       1,063,114
-------------------------------------------------------------------------------------------------------------------------------
Net gap position                                                       (209,739)        (37,771)       (105,158)       (352,668)
-------------------------------------------------------------------------------------------------------------------------------
Net gap position as a percentage of total assets                          (9.49%)         (1.71%)         (4.76%)        (15.95%)
===============================================================================================================================

*    Balances of available-for-sale securities are shown at amortized cost.

The Company's board of directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 200 basis point change in rates. Based upon the simulation analysis performed as of December 31, 2006, a 200 basis point upward shift in interest rates over a one-year time frame would result in a one-year decline in net interest income of approximately 2.8%, assuming no balance sheet growth and no management action to address balance sheet mismatches. The same simulation indicates that a 200 basis point decline in interest rates over a one-year period would result in a decrease in net interest income of 1.9%. The negative exposure in a rising rate environment is mainly driven by the repricing assumptions of the Company's core deposit base and the lag in the repricing of the Company's adjustable rate assets. Longer-term, the impact of a rising rate environment is positive as the asset base continues to reset at higher levels, while the repricing of the rate sensitive liabilities moderates. The negative exposure in the 200 basis point decline scenario results from the Company's assets repricing downward more rapidly than the rates on the Company's interest-bearing liabilities, mainly deposits, as deposit rates are at low levels given the historically low interest rate environment experienced in recent years. The aforementioned percentage changes in net interest income are from our base case scenario. In our most recent simulation, the base case scenario, which assumes interest rates remain unchanged from the date of the simulation, showed a relatively flat net interest margin during 2006 in the present interest rate environment.

Although the simulation model is useful in identifying potential exposure to interest rate movements, actual results may differ from those modeled as the repricing, maturity, and prepayment characteristics of financial instruments may change to a different degree than modeled. In addition, the model does not reflect actions that management may employ to manage its interest rate risk exposure. The Company's current liquidity profile, capital position, and growth prospects, offer a level of flexibility for management to take actions that could offset some of the negative effects of unfavorable movements in interest rates. Management believes the current exposure to changes in interest rates is not significant in relation to the earnings and capital strength of the Company

Additional information regarding market risk of the Company's financial instruments at December 31, 2006 is provided in Table 11-Repricing Intervals of Selected Financial Instruments below.

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

Index to Financial Statements                                                                 Page

Management's Statement of Responsibility                                                        41
Report of KPMG LLP, Independent Registered Public Accounting Firm                               42
Report of Independent Registered Public Accounting Firm                                         43
Consolidated Statements of Condition - December 31, 2006 and 2005                               44
Consolidated Statements of Income - Years ended December 31, 2006, 2005 and 2004                45
Consolidated Statements of Cash Flows - Years ended December 31, 2006, 2005 and 2004            46
Consolidated Statements of Changes in Shareholders' Equity - Years ended
    December 31, 2006, 2005 and 2004                                                            47
Notes to Consolidated Financial Statements                                                      48

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

The Audit/Examining Committee of the board of directors, composed solely of outside directors, meets periodically and privately with management, internal auditors, and independent registered public accounting firm, KPMG LLP, to review matters relating to the quality of financial reporting, internal accounting control, and the nature, extent, and results of audit efforts. The independent registered public accounting firm and internal auditors have unlimited access to the Audit/Examining Committee to discuss all such matters. The consolidated financial statements have been audited by KPMG, LLP for the purpose of expressing an opinion on the consolidated financial statements. In addition, KPMG, LLP has audited management's assessment of, and the effective operation of, internal control over financial reporting.



/s/ STEPHEN S. ROMAINE         /s/ FRANCIS M. FETSKO       Date:  March 14, 2007

Stephen S. Romaine             Francis M. Fetsko
Chief Executive Officer        Chief Financial Officer

Report of KPMG LLP,
Independent Registered Public Accounting Firm

Board of Directors and Shareholders, Tompkins Trustco, Inc.

We have audited the accompanying consolidated statements of condition of Tompkins Trustco, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tompkins Trustco, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tompkins Trustco, Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO), and our report dated March 14, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


/s/ KPMG LLP

March 14, 2007

Syracuse, New York

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Tompkins Trustco, Inc.

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, that Tompkins Trustco, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Tompkins Trustco, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Tompkins Trustco, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 14, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Syracuse, New York

March 14, 2007


Consolidated Statements of Condition

                                                                                                      As of December 31
(in thousands except share and per share data)                                                        2006            2005
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and noninterest bearing balances due from banks                                          $     48,251    $     62,436
Interest bearing balances due from banks                                                             1,723             861
Federal funds sold                                                                                   2,200           2,500
Available-for-sale securities, at fair value                                                       655,322         576,242
Held-to-maturity securities, fair value of $59,606 at December 31, 2006,
     and $82,768 at December 31, 2005                                                               59,038          82,658
Loans and leases, net of unearned income and deferred costs and fees                             1,326,298       1,271,349
Less:  Allowance for loan/lease losses                                                              14,328          13,677
--------------------------------------------------------------------------------------------------------------------------
                                                                      Net Loans/Leases           1,311,970       1,257,672

Bank premises and equipment, net                                                                    43,273          36,938
Corporate owned life insurance                                                                      25,622          27,169
Goodwill                                                                                            21,235          12,286
Other intangible assets                                                                              4,051           2,160
Accrued interest and other assets                                                                   38,152          45,948
--------------------------------------------------------------------------------------------------------------------------
                                                                          Total Assets        $  2,210,837    $  2,106,870
--------------------------------------------------------------------------------------------------------------------------

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES,
            AND SHAREHOLDERS' EQUITY
Deposits:
  Interest bearing:
     Checking, savings, and money market                                                      $    680,844    $    688,521
     Time                                                                                          669,222         634,607
  Noninterest bearing                                                                              359,354         359,882
--------------------------------------------------------------------------------------------------------------------------
                                                                        Total Deposits           1,709,420       1,683,010

Securities sold under agreements to repurchase                                                     191,490         152,651
Other borrowings                                                                                    85,941          63,673
Other liabilities                                                                                   32,914          24,863
--------------------------------------------------------------------------------------------------------------------------
                                                                     Total Liabilities           2,019,765       1,924,197
--------------------------------------------------------------------------------------------------------------------------

Minority interest in consolidated subsidiaries                                                       1,452           1,452

Shareholders' equity:
 Common stock - par value $0.10 per share:  Authorized 15,000,000 shares;
     Issued: 9,889,569 shares at December 31, 2006, and 9,899,546 shares
       at December 31, 2005                                                                            989             900
 Additional paid-in capital                                                                        158,203         118,663
 Retained earnings                                                                                  44,429          69,228
 Accumulated other comprehensive loss                                                              (12,487)         (6,308)
 Treasury stock at cost: 64,418 shares at December 31, 2006, and
     58,831 shares at December 31, 2005                                                             (1,514)         (1,262)
--------------------------------------------------------------------------------------------------------------------------
                                                            Total Shareholders' Equity        $    189,620    $    181,221
--------------------------------------------------------------------------------------------------------------------------
                    Total Liabilities, Minority Interest in Consolidated Subsidiaries,
                                                              and Shareholders' Equity        $  2,210,837    $  2,106,870
==========================================================================================================================

Share data has been retroactively adjusted to reflect a 10% stock dividend paid on May 15, 2006.

See notes to consolidated financial statements.


Consolidated Statements of Income

                                                                                                 Year ended December 31
(in thousands except per share data)                                                        2006           2005           2004

------------------------------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
Loans                                                                               $     89,784   $     80,617   $     68,935
Due from banks                                                                                86             89             93
Federal funds sold                                                                            15             24             25
Available-for-sale securities                                                             28,536         23,491         23,720
Held-to-maturity securities                                                                2,620          2,486          1,900
------------------------------------------------------------------------------------------------------------------------------
                                              Total Interest and Dividend Income         121,041        106,707         94,673
------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits:
    Time certificates of deposit of $100,000 or more                                      13,350          6,973          2,890
    Other deposits                                                                        25,215         16,690         12,334
Federal funds purchased and securities sold under agreements to repurchase                 5,905          4,852          4,390
Other borrowings                                                                           3,714          3,171          3,713
------------------------------------------------------------------------------------------------------------------------------
                                                          Total Interest Expense          48,184         31,686         23,327
------------------------------------------------------------------------------------------------------------------------------
                                                             Net Interest Income          72,857         75,021         71,346
                                            Less Provision for Loan/Lease Losses           1,424          2,659          2,860
------------------------------------------------------------------------------------------------------------------------------
                       Net Interest Income After Provision for Loan/Lease Losses          71,433         72,362         68,486
------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Investment services income                                                                12,225          5,412          5,372
Insurance commissions and fees                                                             9,407          7,479          6,374
Service charges on deposit accounts                                                        8,054          8,256          7,987
Card services income                                                                       2,972          2,645          2,471
Other service charges                                                                      2,483          2,961          3,202
Gains on sale of loans                                                                     2,741            238            240
Gain on sale of merchant card processing relationships                                         0          2,971              0
Increase in cash surrender value of corporate owned life insurance                         1,111          1,097          1,195
Life insurance proceeds                                                                      685              0              0
Other operating income                                                                     1,398          1,250          1,044
Net gain (loss) on available-for-sale securities                                              15         (1,526)            98
------------------------------------------------------------------------------------------------------------------------------
                                                        Total Noninterest Income          41,091         30,783         27,983
------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES
Salaries and wages                                                                        33,365         28,306         26,866
Pension and other employee benefits                                                        8,660          7,836          7,115
Net occupancy expense of bank premises                                                     5,068          4,086          3,700
Net furniture and fixture expense                                                          3,733          3,628          3,445
Marketing expense                                                                          2,432          2,205          1,899
Software licensing and maintenance                                                         1,938          1,776          1,451
Professional fees                                                                          1,679          1,480          1,664
Cardholder expense                                                                         1,219          1,350          1,296
Amortization of intangible assets                                                            674            593            653
Other operating expenses                                                                  13,142         10,862         10,139
------------------------------------------------------------------------------------------------------------------------------
                                                      Total Noninterest Expenses          71,910         62,122         58,228
------------------------------------------------------------------------------------------------------------------------------
                                   Income Before Income Tax Expense and Minority
                                           Interest in Consolidated Subsidiaries          40,614         41,023         38,241
Minority interest in consolidated subsidiaries                                               131            131            133
                                                              Income Tax Expense          12,716         13,207         12,493
------------------------------------------------------------------------------------------------------------------------------
                                                                      Net Income    $     27,767   $     27,685   $     25,615
------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                            $       2.82   $       2.81   $       2.60
Diluted earnings per share                                                          $       2.78   $       2.77   $       2.56
==============================================================================================================================

Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on May 15, 2006.

See notes to consolidated financial statements.


Consolidated Statements of Cash Flows                                                             Year ended December 31
(in thousands)                                                                              2006           2005           2004
------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                          $     27,767   $     27,685   $     25,615
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Provision for loan/lease losses                                                          1,424          2,659          2,860
  Depreciation and amortization premises, equipment, and software                          4,155          3,824          3,598
  Amortization of intangible assets                                                          674            593            653
  Earnings from corporate owned life insurance, net                                       (1,111)        (1,097)        (1,195)
  Net amortization on securities                                                           1,566          1,778          2,211
  Deferred income tax (benefit) expense                                                   (2,264)        (2,222)           160
  Net (gain) loss on sale of securities                                                      (15)         1,526            (98)
  Net gain on sale of loans                                                               (2,741)          (238)          (240)
  Proceeds from sale of loans                                                             12,680         16,770         14,931
  Loans originated for sale                                                              (12,491)       (16,445)       (14,719)
  Net gain on sale of bank premises and equipment                                            (19)          (234)           (38)
  Stock-based compensation expense                                                           692              0              0
  Tax benefit of stock option exercises                                                        0            239            112
  Increase in interest receivable                                                         (1,527)        (1,436)           (61)
  Increase in interest payable                                                             1,255            962             74
  Other, net                                                                               7,509          3,823          2,004
------------------------------------------------------------------------------------------------------------------------------
                                       Net Cash Provided by Operating Activities          37,554         38,187         35,867
------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from maturities of available-for-sale securities                               79,266         87,695        221,582
  Proceeds from sales of available-for-sale securities                                    34,692        117,872         53,494
  Proceeds from maturities of held-to-maturity securities                                 39,748         26,393         16,645
  Purchases of available-for-sale securities                                            (159,021)      (205,882)      (279,575)
  Purchases of held-to-maturity securities                                               (16,263)       (39,924)       (36,492)
  Net increase in loans/leases                                                           (96,520)      (100,819)      (104,976)
  Proceeds from sale of credit card portfolio                                             11,310              0              0
  Proceeds from sales of bank premises and equipment                                          86            381             80
  Purchase of bank premises and equipment                                                 (9,648)        (7,195)        (7,799)
  Purchase of corporate owned life insurance                                                   0         (2,077)             0
  Purchase of new market tax credit                                                            0              0         (2,200)
  Net cash used in acquisitions                                                           (3,294)             0           (484)
  Other, net                                                                                (207)          (620)          (749)
------------------------------------------------------------------------------------------------------------------------------
                                           Net Cash Used in Investing Activities        (119,851)      (124,176)      (140,474)
------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Net (decrease) increase in demand deposits, money market accounts,
     and savings accounts                                                                 (8,205)       (56,528)        74,981
  Net increase in time deposits                                                           34,615        178,665         74,767
  Net increase (decrease) in securities sold under agreements to
     repurchase and Federal funds purchased                                               38,839         (1,064)       (34,193)
  Increase in other borrowings                                                           116,075         78,577         16,628
  Repayment of other borrowings                                                          (94,011)       (78,207)       (40,436)
  Cash dividends                                                                         (11,307)       (10,504)        (9,769)
  Cash paid in lieu of fractional shares - 10% stock dividend                                (10)           (13)             0
  Repurchase of common stock                                                              (9,983)          (897)        (2,976)
  Net proceeds from exercise of stock options                                              2,251            825            781
  Tax benefit from stock option exercises                                                    410              0              0
------------------------------------------------------------------------------------------------------------------------------
                                       Net Cash Provided by Financing Activities          68,674        110,854         79,783
------------------------------------------------------------------------------------------------------------------------------
  Net (decrease) increase in cash and cash equivalents                                   (13,623)        24,865        (24,824)
------------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at beginning of year                                          65,797         40,932         65,756
------------------------------------------------------------------------------------------------------------------------------
                                        Cash and Cash Equivalents at End of Year    $     52,174   $     65,797   $     40,932
==============================================================================================================================

SUPPLEMENTAL INFORMATION:
  Cash paid during the year for:
      Interest                                                                      $     46,930   $     30,724   $     23,253
      Income taxes                                                                  $      8,783   $     14,483   $     10,948
  Non-cash investing and financing activities:
      Fair value of non-cash assets acquired in purchase acquisition                $      1,375   $          0   $         45
      Fair value of liabilities assumed in purchase acquisitions                    $      2,276   $          0   $         17
      Fair value of shares issued for acquisitions                                  $      4,758   $          0   $        413
      Securitization of loans                                                       $     32,040   $          0   $          0

See notes to consolidated financial statements.


Consolidated Statements of Changes in Shareholders' Equity
----------------------------------------------------------------------------------------------------------------------------------
                                                                                              Accumulated
                                                                                                 Other
                                                                   Additional                Comprehensive
                                                         Common      Paid-in      Retained      Income       Treasury
(in thousands except share and per share data)           Stock       Capital      Earnings      (Loss)         Stock      Total
----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2003                           $      819  $   76,926   $   78,676   $    3,015   $     (466)  $  158,970
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net income                                                                      25,615                                 25,615
     Other comprehensive loss                                                                     (2,144)                   (2,144)
                                                                                                                        ----------
                            Total Comprehensive Income                                                                      23,471
                                                                                                                        ----------
Cash dividends ($0.99 per share)                                                     (9,769)                                (9,769)
Exercise of stock options, and related tax
   benefit (41,973 shares, net)                                  3         890                                                 893
Common stock repurchased and returned to
   unissued status (79,794 shares)                              (7)     (2,969)                                             (2,976)
Shares issued for purchase acquisition (11,037 shares)           1         412                                                 413
Directors deferred compensation plan (20,943 shares)                       578                                   (578)           0
----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2004                           $      816  $   75,837   $   94,522   $      871   $   (1,044)  $  171,002
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net income                                                                      27,685                                 27,685
     Other comprehensive loss                                                                     (7,179)                   (7,179)
                                                                                                                        ----------
                            Total Comprehensive Income                                                                      20,506
                                                                                                                        ----------
Cash dividends ($1.07 per share)                                                    (10,504)                               (10,504)
Exercise of stock options and related tax
   benefit (45,982 shares, net)                                  4       1,060                                               1,064
Common stock repurchased and returned to
   unissued status (24,182 shares)                              (2)       (895)                                               (897)
Effect of 10% stock dividend                                    82      42,380      (42,462)                                     0
Cash paid in lieu of fractional shares (307 shares)                                     (13)                                   (13)
Directors deferred compensation plan (5,240 shares)                        218                                   (218)           0
Stock-based compensation expense                                            63                                                  63
----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2005                           $      900  $  118,663   $   69,228   $   (6,308)  $   (1,262)  $  181,221
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
     Net income                                                                      27,767                                 27,767
     Other comprehensive income                                                                    1,570                     1,570
                                                                                                                        ----------
                            Total Comprehensive Income                                                                      29,337
                                                                                                                        ----------
Cash dividends ($1.15 per share)                                                    (11,307)                               (11,307)
Exercise of stock options and related tax
   benefit (101,881 shares, net)                                10       2,651                                               2,661
Common stock repurchased and returned to
   unissued status (239,970 shares)                            (24)     (9,959)                                             (9,983)
Effect of 10% stock dividend                                    91      41,158      (41,249)                                     0
Cash paid in lieu of fractional shares (262 shares)                                     (10)                                   (10)
Stock issued for purchase acquisition  (128,374 shares)         12       4,746                                               4,758
Directors deferred compensation plan (7,967 shares)                        252                                   (252)           0
Adjustment to initially apply FASB Statement No. 158,
   net of tax                                                                                     (7,749)                   (7,749)
Stock-based compensation expense                                           692                                                 692
----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2006                           $      989  $  158,203   $   44,429   $  (12,487)  $   (1,514)  $  189,620
----------------------------------------------------------------------------------------------------------------------------------

Share data has been retroactively adjusted to reflect a 10% stock dividend paid on May 15, 2006 and a 10% stock dividend paid on February 15, 2005.

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies

BASIS OF PRESENTATION: Tompkins Trustco, Inc. ("Tompkins" or "the Company") is a registered Financial Holding Company with the Federal Reserve Board pursuant to the Bank Holding Company Act of 1956, as amended, organized under the laws of New York State, and is the parent company of Tompkins Trust Company (the "Trust Company"), The Bank of Castile, The Mahopac National Bank ("Mahopac National Bank"), Tompkins Insurance Agencies, Inc. ("Tompkins Insurance") and AM&M Financial Services, Inc. ("AM&M"). The consolidated financial information included herein combines the results of operations, the assets, liabilities, and shareholders' equity (including comprehensive income) of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclose contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the reserve for loan/lease losses, valuation of intangible assets, deferred income tax assets, and obligations related to employee benefits. Amounts in the prior years' consolidated financial statements are reclassified when necessary to conform to the current year's presentation.

CASH EQUIVALENTS: Cash equivalents in the Consolidated Statements of Cash Flows include cash and noninterest bearing balances due from banks, interest bearing balances due from banks, and Federal funds sold.

SECURITIES: Management determines the appropriate classification of debt and equity securities at the time of purchase. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value with the unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of accumulated comprehensive income or loss, in shareholders' equity. Securities with limited marketability or restricted equity securities, such as Federal Home Loan Bank stock and Federal Reserve Bank stock, are carried at cost.

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

ALLOWANCE FOR LOAN/LEASE LOSSES: The allowance for loan/lease losses is regularly evaluated by management in order to maintain the allowance at a level consistent with the inherent risk of loss in the loan and lease portfolios. Management's evaluation of the adequacy of the allowance is based upon a review of the Company's historical loss experience, known and inherent risks in the loan and lease portfolios, the estimated value of collateral, the level of nonperforming loans, and trends in delinquencies. External factors, such as the level and trend of interest rates and the national and local economies, are also considered. Management believes that the current allowance for loan/lease losses is adequate.

Management considers a loan to be impaired if, based on current information, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the observable market price or the fair value of collateral if the loan is collateral dependent. Management excludes large groups of smaller balance homogeneous loans such as residential mortgages, consumer loans, and leases, which are collectively evaluated. All loans and leases restructured in a troubled debt restructuring are also considered impaired loans. Impairment losses are included in the allowance for loan/lease losses through a charge to the provision for loan/lease losses.

The Company has developed a methodology to measure the amount of estimated loan loss exposure inherent in the loan portfolio to ensure that an adequate allowance is maintained. The methodology includes an estimate of exposure for the following: specifically reviewed and graded loans, historical loss experience by product type, past due and nonperforming loans, and other internal and external factors such as local and regional economic conditions, growth trends, and credit policy and underwriting standards. The methodology includes a review of loans considered impaired in accordance with the Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", as well as other commercial loans and commercial mortgage loans that are evaluated using an internal rating system. An estimated exposure amount is assigned to these internally reviewed credits based upon a review of the borrower's financial condition, payment history, collateral adequacy, and business conditions. For commercial loans and commercial mortgage loans not specifically reviewed, and for homogenous loan portfolios such as residential mortgage loans and consumer loans, estimated exposure amounts are assigned based upon historical loss experience as well as past due status. Lastly, additional allowances are maintained based upon management judgment and assessment of other quantitative and qualitative factors such as regional and local economic conditions, portfolio growth trends, new lending products, and new market areas.

Since the methodology is based upon historical experience and trends as well as management's judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, and declines in local property values. In addition, various Federal and State regulatory agencies, as part of their examination process, review the Company's allowance and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination which may not be currently available to management.

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

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable time period, and there is a sustained period of repayment performance by the borrower in accordance with the contractual terms of the loan agreement. Payments received on loans carried as nonaccrual are generally applied as a reduction to the outstanding balance on the Company's books. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis.

OTHER REAL ESTATE OWNED: Other real estate owned consists of properties formerly pledged as collateral to loans, which have been acquired by the Company through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Upon transfer of a loan to foreclosure status, an appraisal is obtained and any excess of the loan balance over the fair value, less estimated costs to sell, is charged against the allowance for loan/lease losses. Expenses and subsequent adjustments to the fair value are treated as other operating expense.

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

OTHER INTANGIBLE ASSETS: Other intangible assets include core deposit intangibles, customer related intangibles, covenants not to compete, and mortgage servicing rights. Core deposit intangibles represent a premium paid to acquire a base of stable, low cost deposits in the acquisition of a bank, or a bank branch, using purchase accounting. The amortization period for core deposit intangible ranges from 5 years to 10 years, using an accelerated method. The covenants not to compete are amortized on a straight-line basis over 5 to 6 years, while the customer related intangible is amortized on an accelerated basis over a range of 6 to 15 years. The amortization period is monitored to determine if circumstances require such periods to be revised. The Company periodically reviews its intangible assets for changes in circumstances that may indicate the carrying amount of the asset is impaired. The Company tests its intangible assets for impairment on an annual basis or more frequently if conditions indicate that an impairment loss has more likely than not been incurred.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE: Securities sold under agreements to repurchase (repurchase agreements) are agreements in which the Company transfers the underlying securities to a third-party custodian's account that explicitly recognizes the Company's interest in the securities. The agreements are accounted for as secured financing transactions provided the Company maintains effective control over the transferred securities and meets other criteria as specified in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Company's agreements are accounted for as secured financings; accordingly, the transaction proceeds are reflected as liabilities and the securities underlying the agreements continue to be carried in the Company's securities portfolio.

TREASURY STOCK: The cost of treasury stock is shown on the Consolidated Statements of Condition as a separate component of shareholders' equity, and is a reduction to total shareholders' equity. Shares are released from treasury at fair value, identified on an average cost basis.

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

SEGMENT REPORTING: The Company has identified two business segments, banking and financial services. Financial services activities consist of the results of the Company's trust, financial planning and wealth management, broker-dealer, and risk management operations. All other activities are considered banking.

COMPREHENSIVE INCOME: For the Company, comprehensive income represents net income plus the net change in unrealized gains or losses on securities available-for-sale for the period (net of taxes), and is presented in the Consolidated Statements of Changes in Shareholders' Equity. Accumulated other comprehensive income (loss) represents the net unrealized gains or losses on securities available-for-sale (net of tax) and the effect of the adoption of SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87,88,106 and 132R)" as of the dates of the Consolidated Statements of Condition.

PENSION AND OTHER EMPLOYEE BENEFITS: The Company incurs certain employment-related expenses associated with its noncontributory defined-benefit pension plan, supplemental employee retirement plan and post-retirement healthcare benefit plan. In order to measure the expense associated with these plans, various assumptions are made including the discount rate used to value certain liabilities, expected return on plan assets, anticipated mortality rates, and expected future healthcare costs. The assumptions are based on historical experience as well as current facts and circumstances. A third-party actuarial firm is used to assist management in measuring the expense and liability associated with the plans. The Company uses a December 31 measurement date for its plans. As of the measurement date, plan assets are determined based on fair value, generally representing observable market prices. The projected benefit obligation is primarily determined based on the present value of projected benefit distributions at an assumed discount rate.

Periodic pension expense or credits include interest costs based on the assumed discount rate, the expected return on plan assets based on an actuarially derived market-related values, and amortization of actuarial gains or losses. Periodic postretirement benefit expense or credits include service costs, interest costs based on the assumed discount rate, amortization of unrecognized net transition obligations, and recognized actuarial gains or losses.

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" on December 31, 2006. SFAS No. 158 required the Company to recognize in its statement of condition an asset for a plan's overfunded status or a liability for a plan's underfunded status. SFAS No. 158 also required that the Company measure the Plans' assets and obligations that determine its funded status as of the end of the fiscal year and to recognize those changes in the year in which the changes occur as a component of other comprehensive income, net of taxes. The adoption of SFAS No. 158 added approximately $7.7 million, net of tax, to the Company's accumulated other comprehensive loss.

STOCK BASED COMPENSATION: The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (Revised), "Share-Based Payment" ("SFAS No. 123(R)") on January 1, 2006, using the modified prospective method. Under this method, compensation costs recognized beginning in 2006 includes: (a) the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", and (b) the compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost is recorded on a straight-line basis over the vesting period of the awards. Results from prior periods have not been restated. Prior to adoption of SFAS No. 123(R) on January 1, 2006, the Company applied Accounting Principles Board Opinion (APB Opinion) No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations in accounting for its stock option plan. Under APB No. 25, compensation expense is recognized only if the exercise price of the option is less than the fair value of the underlying stock at the grant date.

The following table illustrates the effects on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS no. 123(R) to all outstanding and unvested awards in 2005 and 2004.

(in thousands except per share data)                                                          2005           2004
-----------------------------------------------------------------------------------------------------------------
Net income:
    As reported                                                                       $     27,685   $     25,615
    Add:  Stock-based compensation expense included in reported net income, net of
       related tax effects                                                                      63              0
    Deduct: Total stock-based employee compensation expense determined under
       fair value based method for all awards, net of related tax effects                    1,976            757
-----------------------------------------------------------------------------------------------------------------
    Pro forma                                                                               25,772         24,858
-----------------------------------------------------------------------------------------------------------------

Basic earnings per share:
    As reported                                                                       $       2.81   $       2.60
    Pro forma                                                                                 2.62           2.52
-----------------------------------------------------------------------------------------------------------------

Diluted earnings per share
    As reported                                                                       $       2.77   $       2.56
    Pro forma                                                                                 2.58           2.48
=================================================================================================================

Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on May 15, 2006 and a 10% stock dividend paid on February 15, 2005.

In December 2005, the Compensation Committee of the Board of Directors of Tompkins approved the accelerated vesting of all currently outstanding unvested stock options, except for those options issued to executive officers of Tompkins. The affected options were previously awarded to officers and employees under the Company's 2001 Stock Option Plan. There is no change to the Company's compensation philosophy and all other terms and conditions applicable to such options, including the exercise prices and exercise periods, remain unchanged. No options held by executive vice presidents or chief executive officers are affected by the vesting acceleration. The acceleration of the unvested options contributed to the increase in total stock-based compensation expense, net of tax effects, determined under the fair value method shown above from $757,000 in 2004 to $1.9 million in 2005. As a result, the acceleration lowered compensation expense related to stock options by approximately $1.2 million, net of taxes, which would have been recognized in its financial statements over future years. As a result of the acceleration, the Company also recognized $63,000 of compensation expense in 2005 earnings. Compensation expense related to stock options for 2006 was $692,000. The acceleration also resulted in options to purchase up to 221,307 shares of common stock becoming exercisable immediately. Without the acceleration, the options would have vested on dates ranging from April 18, 2006 to October 3, 2010. This action contributed to the increase in exercisable shares at year-end 2005 to 504,484 from 232,558 at year-end 2004.

The Company's stock-based employee compensation plan is described in Note 12 "Stock Plans and Stock Based Compensation", of this Report.

Statements of Financial Accounting Standards
In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140" ("SFAS 155"). SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation,
(iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective on January 1, 2007, and is not expected to have a material impact on the Company's results of operations and financial condition.

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

SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company adopted SFAS 156 effective January 1, 2007, and does not expect the adoption to have a material impact on the Company's financial condition, results of operations or cash flows.

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No 109 ("FIN 48"). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also establishes a two-step evaluation process for tax positions, recognition and measurement. For recognition, a determination is made whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company's adoption of FIN 48, effective January 1, 2007, did not have a material impact on the consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS 157 to have a material impact on the consolidated financial position, results of operations or cash flows.

In September 2006, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 06-04, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion ("APB") No. 12, "Omnibus Opinion -- 1967." The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The provisions of Issue 06-04 should be applied through either a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. The Company does not anticipate that the adoption of the provisions of Issue 06-04 will have a material effect on the Company's financial position or results of operations.

In September 2006, the EITF also reached a final consensus on Issue 06-05, "Accounting for Purchases of Life Insurance -- Determining the Amount That Could be Realized in Accordance With FASB Technical Bulletin No. 85-4." The consensus concludes that in determining the amount that could be realized under an insurance contract accounted for under FASB Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance," the policyholder should (1) consider any additional amounts included in the contractual terms of the policy;
(2) assume the surrender value on a individual-life by individual-life policy basis; and (3) not discount the cash surrender value component of the amount that could be realized when contractual restrictions on the ability to surrender a policy exist. Issue 06-05 is effective for fiscal years beginning after December 15, 2006. The consensus in Issue 06-05 should be adopted through either
(1) a change in accounting principle through a cumulative-effect adjustment to retained earning as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. At December 31, 2006, the Company had bank owned life insurance policies with a carrying value of $25.6 million. The Company does not anticipate that the adoption of the provisions of Issue 06-05 will have a material effect on the Company's financial position or results of operations.


Note 2 Securities

The following summarizes securities held by the Company:


                                                                                  Available-for-Sale Securities
-------------------------------------------------------------------------------------------------------------------------
                                                                                   Gross          Gross
                                                                  Amortized     Unrealized      Unrealized       Fair
December 31, 2006 (in thousands)                                     Cost          Gains          Losses         Value
-------------------------------------------------------------------------------------------------------------------------
Obligations of U.S. Government sponsored agencies               $    241,600   $         49   $      3,981   $    237,668
Obligations of states and political subdivisions                      47,791            523            290         48,024
Mortgage-backed securities                                           356,619            559          4,757        352,421
U.S. corporate securities                                              2,500              0              0          2,500
-------------------------------------------------------------------------------------------------------------------------
Total debt securities                                                648,510          1,131          9,028        640,613
Equity securities                                                     14,709              0              0         14,709
-------------------------------------------------------------------------------------------------------------------------
Total available-for-sale securities                             $    663,219   $      1,131   $      9,028   $    655,322
=========================================================================================================================

Available-for-sale securities include $14.5 million in nonmarketable equity securities, which are carried at cost since fair values are not readily determinable. This figure includes $11.6 million of Federal Home Loan Bank
(FHLB) stock and $724,000 of Federal Reserve Bank (FRB) stock, which are required to be held for regulatory purposes and for borrowings availability. The required investment in FHLB stock is tied to the Company's borrowing levels with the FHLB. Substantially all of the above mortgage-backed securities are direct pass through securities or collateralized mortgage obligations issued or backed by Federal agencies.

                                                                                    Held-to-Maturity Securities
-------------------------------------------------------------------------------------------------------------------------
                                                                                   Gross          Gross
                                                                  Amortized     Unrealized      Unrealized       Fair
December 31, 2006 (in thousands)                                    Cost           Gains          Losses         Value
-------------------------------------------------------------------------------------------------------------------------
Obligations of states and political subdivisions                $     59,038   $        897   $        329   $     59,606
-------------------------------------------------------------------------------------------------------------------------
Total held-to-maturity debt securities                          $     59,038   $        897   $        329   $     59,606
-------------------------------------------------------------------------------------------------------------------------

                                                                                  Available-for-Sale Securities
-------------------------------------------------------------------------------------------------------------------------
                                                                                   Gross          Gross
                                                                  Amortized      Unrealized     Unrealized       Fair
December 31, 2005 (in thousands)                                    Cost           Gains          Losses         Value
-------------------------------------------------------------------------------------------------------------------------
Obligations of U.S. Government sponsored agencies               $    205,723   $         25   $      5,114   $    200,634
Obligations of states and political subdivisions                      46,821            642            421         47,042
Mortgage-backed securities                                           321,168            645          6,291        315,522
U.S. corporate securities                                              2,500              0              0          2,500
-------------------------------------------------------------------------------------------------------------------------
Total debt securities                                                576,212          1,312         11,826        565,698

Equity securities                                                     10,544              0              0         10,544
-------------------------------------------------------------------------------------------------------------------------

Total available-for-sale securities                             $    586,756   $      1,312   $     11,826   $    576,242
=========================================================================================================================

Available-for-sale securities include $10.3 million in nonmarketable equity securities, which are carried at cost since fair values are not readily determinable. This figure includes $8.8 million of FHLB stock and $721,000 of FRB stock, which are required to be held for regulatory purposes and for borrowings availability. The required investment in FHLB stock is tied to the Company's borrowing levels with the FHLB. Substantially all of the above mortgage-backed securities are direct pass through securities or collateralized mortgage obligations issued or backed by Federal agencies.


Note 2 Securities (continued)

                                                                                        Held-to-Maturity Securities
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                             Gross         Gross
                                                                             Amortized    Unrealized     Unrealized       Fair
December 31, 2005 (in thousands)                                               Cost          Gains         Losses         Value
-----------------------------------------------------------------------------------------------------------------------------------
Obligations of states and political subdivisions                          $     82,658   $        773   $        663   $     82,768
-----------------------------------------------------------------------------------------------------------------------------------
Total held-to-maturity debt securities                                    $     82,658   $        773   $        663   $     82,768
===================================================================================================================================

The amortized cost and fair value of debt securities by contractual maturity, except for mortgage-backed securities, are shown in the following table. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                          Amortized        Fair
December 31, 2006 (in thousands)                                                                            Cost           Value
-----------------------------------------------------------------------------------------------------------------------------------
Available-for-sale securities:
    Due in one year or less                                                                             $     24,987   $     24,755
    Due after one year through five years                                                                    191,470        188,285
    Due after five years through ten years                                                                    60,281         60,127
    Due after ten years                                                                                       15,153         15,025
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                                        291,891        288,192
-----------------------------------------------------------------------------------------------------------------------------------
    Mortgage-backed securities                                                                               356,619        352,421
-----------------------------------------------------------------------------------------------------------------------------------
Total available-for-sale debt securities                                                                $    648,510   $    640,613
===================================================================================================================================

                                                                                                          Amortized        Fair
December 31, 2006 (in thousands)                                                                            Cost           Value
-----------------------------------------------------------------------------------------------------------------------------------
Held-to-maturity securities:
    Due in one year or less                                                                             $     15,897   $     15,885
    Due after one year through five years                                                                     21,954         21,933
    Due after five years through ten years                                                                    17,294         17,673
    Due after ten years                                                                                        3,893          4,115
-----------------------------------------------------------------------------------------------------------------------------------
Total held-to-maturity debt securities                                                                  $     59,038   $     59,606
===================================================================================================================================

Realized gains on available-for-sale securities were $15,000 in 2006, $39,000 in 2005, and $257,000 in 2004; realized losses on available-for-sale securities were $0 in 2006, $1,565,000 in 2005, and $159,000 in 2004.

The following table summarizes securities that had unrealized losses at December 31, 2006:

-----------------------------------------------------------------------------------------------------------------------------------
                                               Less than 12 Months              12 Months or Longer              Total
-----------------------------------------------------------------------------------------------------------------------------------
                                                Fair        Unrealized        Fair        Unrealized       Fair         Unrealized
(in thousands)                                  Value         Losses          Value         Losses         Value          Losses
-----------------------------------------------------------------------------------------------------------------------------------
Obligations of U.S. Government
  sponsored agencies                        $     40,299   $        171   $    176,675   $      3,810   $    216,974   $      3,981
Obligations of states and political
  subdivisions                                    13,275             85         37,617            534         50,892            619
Mortgage-backed securities                       100,649            496        188,086          4,261        288,735          4,757
-----------------------------------------------------------------------------------------------------------------------------------
Total debt securities                            154,223            752        402,378          8,605        556,601          9,357
Equity securities                                      0              0              0              0              0              0
-----------------------------------------------------------------------------------------------------------------------------------
Total securities                            $    154,223   $        752   $    402,378   $      8,605   $    556,601   $      9,357
===================================================================================================================================


Note 2 Securities (continued)

The following table summarizes securities that had unrealized losses at December 31, 2005:

-----------------------------------------------------------------------------------------------------------------------------------
                                                  Less than 12 Months           12 Months or Longer                Total
-----------------------------------------------------------------------------------------------------------------------------------
                                                 Fair        Unrealized        Fair       Unrealized        Fair        Unrealized
(in thousands)                                   Value         Losses          Value        Losses          Value        Losses
-----------------------------------------------------------------------------------------------------------------------------------
Obligations of U.S. Government
  sponsored agencies                        $     97,789   $      1,698   $     87,841   $      3,416   $    185,630   $      5,114
Obligations of states and
  political subdivisions                          58,743            650         14,944            434         73,687          1,084
Mortgage-backed securities                       197,968          2,959         83,183          3,332        281,151          6,291
-----------------------------------------------------------------------------------------------------------------------------------
Total debt securities                            354,500          5,307        185,968          7,182        540,468         12,489
Equity securities                                      0              0              0              0              0              0
-----------------------------------------------------------------------------------------------------------------------------------
Total securities                            $    354,500   $      5,307   $    185,968   $      7,182   $    540,468   $     12,489
===================================================================================================================================

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2006 and December 31, 2005, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost, which could be maturity. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for similar investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2006, and December 31, 2005, management believes the impairments detailed in the tables above are temporary and no impairment loss has been realized in the Company's Consolidated Statements of Income.

The Company uses securities to pledge as collateral for public deposits and other borrowings, and sells securities under agreements to repurchase (see Note 9 Securities Sold Under Agreements to Repurchase and Federal Funds Purchased). Securities carried at $584.0 million and $516.8 million at December 31, 2006 and 2005, respectively, were either pledged or sold under agreements to repurchase.

Except for U.S. government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of shareholders' equity at December 31, 2006.

The Company has an equity investment in a small business investment company
(SBIC) established for the purpose of providing financing to small businesses in market areas served by the Company. As of December 31, 2006 and 2005, this investment totaled $3.6 million and $3.4 million, respectively, and was included in other assets on the Company's Consolidated Statements of Condition. The investment is accounted for under the equity method of accounting.

Note 3 Comprehensive Income
Comprehensive income for the three years ended December 31 is summarized below:

-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                   2006           2005           2004
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                               $     27,767   $     27,685   $     25,615

Net unrealized holding gain (loss) on available-for-sale securities during the year.  Pre-tax net unrealized holding gain (loss) was $2,632 in 2006
      $(13,490) in 2005, $(3,475) in 2004                                                       1,579         (8,095)        (2,085)

Reclassification adjustment for net realized (gain) loss on the sale of available-for-sale securities (pre-tax net (gain) loss of $(15) in 2006, $1,526 in
      2005, and $(98) in 2004)                                                                     (9)           916            (59)
-----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                                               1,570         (7,179)        (2,144)
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                               $     29,337   $     20,506   $     23,471
===================================================================================================================================


Note 4 Loan/Lease Classification Summary and Related Party Transactions

Loans/Leases at December 31 were as follows:

(in thousands)                                                                         2006           2005
----------------------------------------------------------------------------------------------------------
Residential real estate                                                        $    469,146   $    475,155
Commercial real estate                                                              393,829        347,443
Real estate construction                                                             26,130         30,309
Commercial                                                                          345,194        306,410
Consumer and other                                                                   82,341        100,249
Leases                                                                               11,962         14,864
----------------------------------------------------------------------------------------------------------
Total loans and leases                                                            1,328,602      1,274,430
Less unearned income and net deferred costs and fees                                 (2,304)        (3,081)
----------------------------------------------------------------------------------------------------------
Total loans and leases, net of unearned income and deferred costs and fees     $  1,326,298   $  1,271,349
==========================================================================================================

As part of its asset/liability management strategy the Company may sell certain residential mortgage loans in the secondary market. During 2006, 2005, and 2004, the Company sold residential mortgage loans totaling $12,503,000, $16,532,000, and $14,691,000, respectively, and realized gains on these sales of $177,000, $238,000, and $240,000, respectively. When residential mortgage loans are sold or securitized, the Company typically retains all servicing rights, which provides the Company with a source of fee income. In connection with the sales in 2006, 2005, and 2004, the Company recorded mortgage-servicing assets of $294,000, $98,000, and $95,200, respectively.

Amortization of mortgage servicing assets amounted to $116,000 in 2006, $127,000 in 2005 and $168,000 in 2004. At December 31, 2006 and 2005, the Company serviced residential mortgage loans aggregating $162.0 million and $135.6 million, including loans securitized and held as available-for-sale securities. Mortgage servicing rights totaled $1.1 million and $949,000 at December 31, 2006 and 2005, respectively. Loans held for sale, which are included in residential real estate in the table above, totaled $169,000, and $180,000 at December 31, 2006 and 2005, respectively. Residential mortgage loans secured in 2006 totaled $32.0 million. No loans were securitized in 2005.

As members of the FHLB, the Company's subsidiary banks may use unencumbered mortgage related assets to secure borrowings from the FHLB. At December 31, 2006, the Company had $45.2 million in term advances from the FHLB that were secured by residential mortgage loans.

The Company's loan/lease customers are located primarily in the upstate New York communities served by its three subsidiary banks. The Trust Company operates fourteen banking offices in the counties of Tompkins, Cayuga, Cortland, and Schuyler, New York. The Bank of Castile operates fourteen banking offices in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. Mahopac National Bank is located in Putnam County, New York, and operates five offices in that county, three offices in neighboring Dutchess County, New York, and one office in Westchester County, New York. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

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

Loan transactions with related parties are summarized as follows:

(in thousands)                                                                         2006           2005
----------------------------------------------------------------------------------------------------------
Balance at beginning of year                                                   $     10,854   $      9,964
New Directors/Executive Officers                                                        250              0
Former Directors/Executive Officers                                                    (336)            (8)
New loans and advancements                                                            2,383          3,034
Loan payments                                                                        (2,120)        (2,136)
----------------------------------------------------------------------------------------------------------
Balance at end of year                                                         $     11,031   $     10,854
==========================================================================================================


Note 5 Allowance for Loan/Lease Losses

Changes in the allowance for loan/lease losses are summarized as follows:

(in thousands)                                                2006           2005           2004
------------------------------------------------------------------------------------------------
Allowance at beginning of year                        $     13,677   $     12,549   $     11,685
Provisions charged to operations                             1,424          2,659          2,860
Recoveries on loans/leases                                     491            706            794
Loans/leases charged-off                                    (1,264)        (2,237)        (2,790)
------------------------------------------------------------------------------------------------
Allowance at end of year                                    14,328   $     13,677   $     12,549
================================================================================================

The Company's recorded investment in loans/leases that are considered impaired totaled $2,115,000 at December 31, 2006, and $2,687,000 at December 31, 2005.
The average recorded investment in impaired loans/leases was $2,047,000 in 2006, $3,582,000 in 2005, and $4,274,000 in 2004. The December 31, 2006, recorded investment in impaired loans/leases includes $1,349,000 of loans/leases that had related allowances of $322,000. The December 31, 2005, recorded investment in impaired loans/leases includes $1,660,000 of loans/leases that had related allowances of $345,000. Interest income recognized on impaired loans/leases, all collected in cash, was $92,000 for 2006, $93,000 for 2005, and $114,000 for
2004.


The principal balances of nonperforming loans/leases, including impaired loans/leases, are detailed in the table below.

                                                                             December 31
(in thousands)                                                               2006           2005
------------------------------------------------------------------------------------------------
Loans 90 days past due and accruing                                  $          8   $         12
Nonaccrual loans                                                            2,994          4,072
Troubled debt restructurings not included above                                 0             50
------------------------------------------------------------------------------------------------
Nonperforming loans/leases                                           $      3,002   $      4,134
================================================================================================

The difference between the interest income that would have been recorded if these loans/leases had been paid in accordance with their original terms and the interest income that recorded for the years ended December 31, 2006, 2005, and 2004 was not significant.

Note 6 Goodwill and Other Intangible Assets

On January 6, 2006, the Company completed its acquisition of AM&M Financial Services, Inc. (AM&M), a fee-based financial planning firm headquartered in Pittsford, New York. Under the terms of the Agreement and Plan of Merger dated November 21, 2005 by and between the Company and AM&M, the Company acquired all of the issued and outstanding shares of AM&M stock for an initial merger consideration of $2,375,000 in cash and 59,377 shares of Tompkins common stock. In addition to the merger consideration paid at closing, additional contingent amounts of up to $8.5 million (payable one-half in cash and one-half in Tompkins common stock) may be paid over a period of four years from closing, depending on the operating results of AM&M. As of December 31, 2006, AM&M had exceeded the earnings target for 2006, resulting in additional consideration of $2.5 million (payable one-half in cash and one-half in Tompkins common stock). The transaction resulted in intangible assets of $7.1 million, including goodwill of $6.0 million, customer related intangible of $968,000, and a covenant-not-to-compete of $108,000. The customer related intangible and the covenant-not-to-compete are being amortized over 15 years and 5 years, respectively.

On March 1, 2006, Tompkins Insurance acquired the Farrell-Messler Agency, an insurance agency in Trumansburg, New York, in a cash transaction. The transaction resulted in goodwill of $631,000, customer related intangibles of $159,000 and a covenant-not-to-compete of $79,000. The customer related intangibles and covenant-not-to-compete are being amortized over 15 and 5 years, respectively.

On April 1, 2006, Tompkins Insurance acquired certain assets of the Potter Enterprises of WNY, Inc., an insurance agency headquartered in Orchard Park, New York, in a cash transaction. Only the operations attributable to the Castile, NY branch were included in this transaction. The transaction resulted in goodwill of $180,000, customer related intangibles of $56,000 and a covenant-not-to-compete of $14,000. The customer related intangibles and covenant-not-to-compete are being amortized over 15 and 4 years, respectively.

On July 1, 2006, Tompkins Insurance acquired the Kemp Agency, an insurance agency with offices in Dansville and Nunda, New York in a stock and cash transaction. The transaction resulted in goodwill of $611,000, customer related intangibles of $195,000 and a covenant-not-to-compete of $65,000. The customer related intangibles and covenant-not-to-compete are being amortized over 15 and 5 years, respectively.

Effective December 31, 2006, Tompkins Insurance acquired the Carey McKinney Group, an insurance agency in Ithaca, New York, in a cash and stock transaction. The transaction resulted in goodwill of $1.5 million, customer related intangibles of $457,000 and a covenant-not-to-compete of $246,000. The customer related intangibles and covenant-not-to-compete are being amortized over 15 and 5 years, respectively.

At December 31, 2006, the Company had unamortized goodwill related to its various acquisitions totaling $21,235,000 compared with $12,286,000 at December 31, 2005. The increase reflects $6.0 million of goodwill related to the acquisition of AM&M and $2.9 million of goodwill related to the four insurance agency acquisitions in 2006.

At December 31, 2006, the Company had core deposit intangible assets related to various acquisitions of $535,000 compared to $916,000 at December 31, 2005. The amortization of these intangible assets amounted to $381,000 in 2006 and $483,000 in 2005.

At December 31, 2006, other intangible assets, consisting of mortgage servicing rights, customer lists and contracts, and covenants-not-to-compete, totaled $3,516,000.

The Company reviews its goodwill and intangible assets annually, or more frequently if conditions warrant, for impairment. Based on the Company's 2006 review, there was no impairment of its goodwill or intangible assets.

Information regarding the carrying amount and the amortization expense of the Company's acquired intangible assets are disclosed in the table below.

December 31, 2006  (in thousands)                         Gross Carrying   Accumulated    Net Carrying
                                                               Amount      Amortization     Amount
-----------------------------------------------------------------------------------------------------
Amortized intangible assets:
    Core deposit intangible                                $      5,459   $      4,924   $        535
    Other intangibles                                             5,152          1,636          3,516
-----------------------------------------------------------------------------------------------------
Subtotal amortized intangible assets                             10,611          6,560          4,051
Goodwill                                                         23,259          2,024         21,235
-----------------------------------------------------------------------------------------------------
Total intangible assets                                    $     33,870   $      8,584   $     25,286
-----------------------------------------------------------------------------------------------------

Aggregate amortization expense: *
     For the year ended December 31, 2006                  $        674
Estimated amortization expense: *
     For the year ended December 31, 2007                           661
     For the year ended December 31, 2008                           517
     For the year ended December 31, 2009                           365
     For the year ended December 31, 2010                           259
     For the year ended December 31, 2011                           176
=====================================================================================================

     o Excludes the amortization of mortgage servicing rights as the amounts are not material. Amortization of mortgage servicing rights was $116,000, $127,000, and $168,000 in 2006, 2005, and 2004, respectively.


December 31, 2005 (in thousands)                          Gross Carrying   Accumulated    Net Carrying
                                                               Amount      Amortization      Amount
-----------------------------------------------------------------------------------------------------
Amortized intangible assets:
    Core deposit intangible                                $      5,459   $      4,543   $        916
    Other intangibles                                             2,137            893          1,244
-----------------------------------------------------------------------------------------------------
Subtotal amortized intangible assets                              7,596          5,436          2,160
Goodwill                                                         14,310          2,024         12,286
-----------------------------------------------------------------------------------------------------
Total intangible assets                                    $     21,906   $      7,460   $     14,446
-----------------------------------------------------------------------------------------------------

The changes in the carrying amount of goodwill for the year ended December 31, 2006 are as follows:

                                                                         Gross Carrying   Net Carrying
(in thousands)                                                                Amount         Amount
-----------------------------------------------------------------------------------------------------
Balance as of January 1, 2006                                             $     14,310   $     12,286
Goodwill resulting from acquisition of insurance agencies                        2,970          2,970
Goodwill resulting from acquisition of AM&M                                      5,979          5,979
-----------------------------------------------------------------------------------------------------
Balance as of December 31, 2006                                           $     23,259   $     21,235
-----------------------------------------------------------------------------------------------------

Note 7 Bank Premises and Equipment

Bank premises and equipment at December 31 were as follows:

(in thousands)                                                                    2006           2005
-----------------------------------------------------------------------------------------------------
Land                                                                      $      7,611   $      6,803
Bank premises                                                                   41,122         35,433
Furniture, fixtures, and equipment                                              31,118         27,475
Accumulated depreciation and amortization                                      (36,578)       (32,773)
-----------------------------------------------------------------------------------------------------
Total                                                                     $     43,273   $     36,938
=====================================================================================================

Depreciation and amortization expenses in 2006, 2005, and 2004 are included in operating expenses as follows:

(in thousands)                                                     2006           2005           2004
-----------------------------------------------------------------------------------------------------
Bank premises                                              $      1,148   $      1,056   $      1,022
Furniture, fixtures, and equipment                                2,390          2,172          2,083
-----------------------------------------------------------------------------------------------------
Total                                                      $      3,538   $      3,228   $      3,105
=====================================================================================================

The following is a summary of the future minimum lease payments under non-cancelable operating leases as of December 31, 2006:

    (in thousands)
    -------------------------------------------------------------------------
                      2007                                            $ 1,605
                      2008                                              1,493
                      2009                                              1,224
                      2010                                              1,168
                      2011                                                753
                   Thereafter                                          12,860
    -------------------------------------------------------------------------
                     Total                                            $19,103
    -------------------------------------------------------------------------

The Company leases land, buildings and equipment under operating lease arrangements extending to the year 2090. Total rental expense amounted to $1.7 million in 2006, $1.1 million in 2005, and $813,000 in 2004. Most leases include options to renew for periods ranging from 5 to 20 years. Options to renew are not included in the above future minimum rental commitments. The Company has two land lease commitments with terms expiring in 2042 and 2090.

Note 8 Deposits

The aggregate time deposits of $100,000 or more were $313,137,000 at December 31, 2006, and $296,806,000 at December 31, 2005. Scheduled maturities of time deposits at December 31, 2006, were as follows:

                                                              Less than       $100,000
(in thousands)                                                 $100,000        and over         Total
-----------------------------------------------------------------------------------------------------
Maturity
    Three months or less                                   $     87,310   $    189,452   $    276,762
    Over three through six months                                95,450         51,519        146,969
    Over six through twelve months                              139,663         61,779        201,442
-----------------------------------------------------------------------------------------------------
Total due in 2007                                               322,423        302,750        625,173
    2008                                                         25,199          7,733         32,932
    2009                                                          5,412          1,437          6,849
    2010                                                          1,244          1,117          2,361
    2011                                                          1,779            100          1,879
    2012 and thereafter                                              28              0             28
-----------------------------------------------------------------------------------------------------
Total                                                      $    356,085   $    313,137   $    669,222
=====================================================================================================

Note 9 Securities Sold Under Agreements to Repurchase and Federal Funds
       Purchased

Securities sold under agreements to repurchase are secured borrowings that typically mature within thirty to ninety days, although the Company has entered into repurchase agreements with the Federal Home Loan Bank ("FHLB") with maturities that extend through 2016. As of December 31, 2006, the Company had $112.0 million in repurchase agreements with the FHLB that mature over one year. Maturities of advances due over one year include $20.0 million in 2008, $12.0 million in 2009, $5.0 million in 2010, $10.0 million in 2011, $5.0 million in 2012, $15.0 million in 2013, and $45.0 million in 2016. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. Federal funds purchased are short-term borrowings that typically mature within one to ninety days.

Information regarding securities sold under agreements to repurchase and Federal funds purchased for the years ended December 31, is detailed in the table below:

Securities Sold Under Agreements to Repurchase
(dollar amounts in thousands)                                      2006           2005           2004
-----------------------------------------------------------------------------------------------------
Total outstanding at December 31                           $    191,490   $    152,651   $    153,715
Maximum month-end balance                                       191,490        172,353        195,137
Average balance during the year                                 158,818        157,646        174,398
Weighted average rate at December 31                               3.92%          3.21%          2.75%
Average interest rate paid during the year                         3.71%          3.07%          2.51%
=====================================================================================================

Federal Funds Purchased
(dollar amounts in thousands)                                      2006           2005           2004
-----------------------------------------------------------------------------------------------------
Total outstanding at December 31                           $          0   $          0   $          0
Maximum month-end balance                                         3,500          3,000          9,200
Average balance during the year                                     328            171            771
Weighted average rate at December 31                                N/A            N/A            N/A
Average interest rate paid during the year                         3.71%          3.25%          1.50%
=====================================================================================================

Note 10 Other Borrowings

The following table summaries the Company's borrowings for the years ending December 31, 2006 and 2005.

(in thousands)                                                                    2006           2005
-----------------------------------------------------------------------------------------------------
Overnight FHLB advances                                                   $     40,500   $          0
Term FHLB advances                                                              45,181         63,430
Other                                                                              260            243
-----------------------------------------------------------------------------------------------------
Total borrowings                                                          $     85,941   $     63,673
=====================================================================================================

The Company, through its subsidiary banks, had available line-of-credit agreements with banks permitting borrowings to a maximum of approximately $31,587,000 at December 31, 2006 and $31,558,000 at December 31, 2005. There
were no outstanding advances against those lines at December 31, 2006 or 2005.

As members of the Federal Home Loan Bank (FHLB) each bank subsidiary may apply for advances secured by certain residential mortgage loans and other assets, provided that certain standards for credit worthiness have been met. At December 31, 2006, the Company, through its subsidiary banks, had established unused lines of credit with the FHLB of $366,056,000. At December 31, 2006, there were $45,181,000 in term advances from the FHLB, compared to $63,430,000 at December 31, 2005. Of the $45,181,000 of term advances, $5,062,000 are due within one year and have a weighted average rate of 4.41%; and $40,119,000 are due over one year and have a weighted average rate of 4.47%. Maturities of advances due over one year include $146,000 in 2008, $973,000 in 2009, $10.0 million in 2010,
$14.0 million in 2011, $5.0 million in 2012, and $10.0 million in 2015.

The Company's FHLB borrowings at December 31, 2006 included $43.0 million in fixed-rate callable borrowings, which can be called by the FHLB if certain conditions are met. Additional details on the fixed-rate callable advances are provided in the following table.

                       Current                                                       Call
                       Balance    Rate    Maturity Date          Call Date           Frequency      Call Features
                   --------------------------------------------------------------------------------------------------
                   $  4,000,000   4.290   January 30, 2007       January 30, 2004    Quarterly      LIBOR strike 7.0%
                     10,000,000   4.945   December 21, 2010      December 21, 2001   Quarterly      FHLB option
                      3,000,000   5.120   January 31, 2011       January 30, 2004    Quarterly      FHLB option
                      3,000,000   4.880   January 31, 2011       January 30, 2003    Quarterly      FHLB option
                      3,000,000   5.120   March 7, 2011          March 5, 2006       Quarterly      FHLB option
                      5,000,000   4.710   November 28, 2011      November 28, 2006   Quarterly      FHLB option
                      5,000,000   3.260   September 18, 2012     September 18, 2007  Quarterly      FHLB option
                     10,000,000   3.850   June 3, 2015           June 3, 2010        One time       FHLB option
                   ------------
         Total     $ 43,000,000
                   ============

Other borrowings included a Treasury Tax and Loan Note account with the Federal Reserve Bank of New York totaling $100,000 at December 31, 2006 and December 31, 2005. At December 31, 2006 and 2005, Tompkins Insurance had borrowings of $160,000 and $142,000, respectively, from unrelated financial institutions.

Note 11 Employee Benefit Plans

The Company maintains a noncontributory defined-benefit retirement and pension plan covering substantially all employees of the Company. The benefits are based on years of service and percentage of the employees' average compensation. Assets of the Company's defined benefit plan are invested in common and preferred stock, U. S. Government securities, corporate bonds and notes, and mutual funds. At December 31, 2006, the plan assets included 38,357 shares of Tompkins common stock that had a fair value of $1.7 million.

In addition to the Company's noncontributory defined-benefit retirement and pension plan, the Company provides supplemental employee retirement plans (SERP) to certain executives.

The Company amended its plan for post-retirement health benefits in 2005. Employees commencing employment after January 1, 2005 will have no contribution from the Company towards a plan of benefits, after retirement. Retirees and employees who were currently eligible to retire when the plan was amended were unaffected. Generally, all other then current employees were eligible for Health Savings Accounts (HSA's) with an initial balance equal to the amount of the Company's estimated then current liability. Contributions to the plan are limited to an annual contribution of 4% of the total HSA balances. Employees, upon retirement, will be able to utilize their HSA for qualified health costs and deductibles.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--An Amendment of FASB No. 87, 88, 106 and 132(R)" ("SFAS 158"). Effective for fiscal years ending after December 31, 200, SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the company's balance sheet, and changes in the funded status be reflected in comprehensive income in the year in which the change occurred. However, gains or losses, prior service costs or credits, and transition assets or obligations that have not been included in net periodic benefit cost as of the end of 2006, the year in which SFAS 158 is initially applied were recognized as components of the ending balance of accumulated other comprehensive income(loss), net of tax. Retroactive application of this accounting rule is prohibited; therefore, 2006 is presented as required by SFAS 158 and 2005 is presented as required under the accounting rules prior to SFAS
158. The adoption of SFAS 158 in 2006 has no effect on the computation of net periodic expense for pensions and other post-retirement benefits.

The Company engages independent, external actuaries to compute the amounts of liabilities and expenses relating to these plans, subject to the assumptions that the Company selects. The benefit obligation for these plans represents the liability of the Company for current and retired employees, and is affected primarily by the following:

     o Service cost (benefits attributed to employee service during the period)
     o   Interest cost (interest on the liability due to the passage of time)
     o Actuarial gains/losses (experience during the year different from that assumed and changes in plan assumptions)
     o   Benefits paid to participants.

The following table sets forth the changes in the projected benefit obligation for the defined-benefit retirement and pension plan and SERP and the accumulated benefit obligation for the post-retirement plan; and the respective plan assets, and the plans' funded status and amounts recognized in the Company's consolidated statements of condition at December 31, 2006 and 2005 (the measurement dates of the plans).

                                               Pension Benefits       Life and Health Benefits             SERP Benefits
-----------------------------------------------------------------------------------------------------------------------------
(in thousands)                                2006           2005           2006           2005           2006           2005
-----------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
  Benefit obligation at beginning
   of year                            $     32,947   $     29,508   $      4,590   $      5,495   $      6,917   $      6,597
  Service cost                               1,577          1,624            108            140             70            122
  Interest cost                              1,865          1,746            260            272            438            414
  Plan participants' contributions               0              0             70             88              0              0
  Actuarial (gain)/loss                     (1,348)         1,287           (148)          (734)          (254)           602
  Benefits paid                             (1,306)        (1,218)          (241)          (316)           (43)           (31)
  Business combinations                          0              0            472              0              0              0
  Plan amendments                              353              0              0           (355)           639           (787)
=============================================================================================================================
Benefit obligation at end of year     $     34,088   $     32,947   $      5,111   $      4,590   $      7,767   $      6,917
-----------------------------------------------------------------------------------------------------------------------------
Change in plan assets
  Fair value of plan assets at
   beginning of year                  $     33,064   $     31,631   $          0   $          0   $          0   $          0
  Actual return on plan assets               3,959          2,151              0              0              0              0
  Plan participants' contributions               0              0             70             88              0              0
  Employer contribution                          0            500            171            228             43             31
  Benefits paid                             (1,306)        (1,218)          (241)          (316)           (43)           (31)
-----------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of
  year                                $     35,717   $     33,064   $          0   $          0   $          0   $          0
-----------------------------------------------------------------------------------------------------------------------------
Funded (unfunded) status              $      1,629   $        117   $     (5,111)  $     (4,590)  $     (7,767)  $     (6,917)
-----------------------------------------------------------------------------------------------------------------------------

The accumulated benefit obligation for the pension plan for 2006 and 2005 was $34,088,000 and $32,947,000, respectively. The accumulated benefit obligation for the SERP for 2006 and 2005 was $5,181,000 and $4,696,000, respectively.

Effective 2006, SFAS 158 required that companies recognize a balance sheet asset or liability for each of their pension and other post-retirement benefit plans equal to the funded status of the plan. The funded status, or amount by which the benefit obligation exceeds the fair value of plan assets, represents a liability. Conversely, the amount by which the fair value of plan assets exceeds the benefit obligation represents an asset. The funded status of the pension plan of $1,629,000 is recognized in the accompanying Consolidated Statements of Condition as a prepaid asset. The unfunded status of the life and health benefit plan and the SERP of $5,111,000 and $7,767,000, respectively, are recognized in the accompanying Consolidated Statements of Condition as accrued liabilities.

For 2005, a liability was recognized if net periodic pension cost recognized over the life of the plan exceeds amounts the employer had contributed to the plan. An asset was recognized if net periodic pension cost was less than amounts the employer had contributed to the plan.

The following table shows the reconciliation of the funded status of the Company's plans with the amounts recorded in the Consolidated Statements of Condition.

                                              Pension Benefits        Life and Health Benefits            SERP Benefits
-----------------------------------------------------------------------------------------------------------------------------
(in thousands)                                2006           2005           2006           2005           2006           2005
-----------------------------------------------------------------------------------------------------------------------------
Funded (unfunded) status              $      1,629   $        117   $     (5,111)  $     (4,590)  $     (7,767)  $     (6,917)
  Unrecognized net actuarial loss                0         13,946              0             44              0          2,026
  Net transition obligation                      0              0              0            520              0              0
  Unrecognized prior service cost                0         (1,403)             0              0              0            144
-----------------------------------------------------------------------------------------------------------------------------
Prepaid (accrued) benefit cost        $      1,629   $     13,422   $     (5,111)  $     (4,026)  $     (7,767)  $     (4,747)
-----------------------------------------------------------------------------------------------------------------------------

Weighted-average assumptions used in accounting for the plans were as follows:

                                               Pension Benefits           Life and Health Benefits        SERP Benefits
-------------------------------------------------------------------------------------------------------------------------------
                                          2006       2005       2004       2006      2005      2004      2006      2005      2004
-------------------------------------------------------------------------------------------------------------------------------
Discount rates:
     Benefit Cost for Plan Year           5.75%      6.00%      6.25%      5.75%     6.00%     6.25%     5.75%     6.00%     6.25%
     Benefit Obligation at End of
       Plan Year                          6.00%      5.75%      6.00%      6.00%     5.75%     6.00%     6.00%     5.75%     6.00%
Expected long-term return on
  plan assets
    Benefit Cost for Plan Year            8.50%      8.50%      8.50%       N/A       N/A       N/A       N/A       N/A       N/A
    Benefit Obligation at End of
       Plan Year                           N/A        N/A        N/A        N/A       N/A       N/A       N/A       N/A       N/A
Rate of compensation increase (1)         4.00%      4.00%      4.00%      4.00%     4.00%     4.00%     5.00%     5.00%     5.00%
=================================================================================================================================

(1) The rate of compensation increase for the Trust Company is 4%, and is 5% for all other groups.

Net periodic benefit cost includes the following components:

Components of net periodic benefit cost

(in thousands)                                 Pension Benefits           Life and Health Benefits         SERP Benefits
---------------------------------------------------------------------------------------------------------------------------------
                                          2006       2005       2004       2006      2005      2004      2006      2005      2004
---------------------------------------------------------------------------------------------------------------------------------
Service cost                           $ 1,577    $ 1,624    $ 1,382    $   108   $   140   $   178   $    70   $   122   $   116
Interest cost                            1,865      1,746      1,634        260       272       305       438       414       366
Expected return on plan assets          (2,754)    (2,647)    (2,338)         0         0         0         0         0         0
Amortization of prior service cost        (107)      (131)      (131)         0         5         7        93       106       105
Recognized net actuarial loss              716        669        673          0         0         6       111       111        61
Amortization of transition liability         0          0          0         67       103       116         0         0         0
Other                                      N/A        N/A        N/A        N/A       N/A       N/A       N/A       N/A       N/A
---------------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost              $ 1,297    $ 1,261    $ 1,220    $   435   $   520   $   612   $   712   $   753   $   648
---------------------------------------------------------------------------------------------------------------------------------

Tompkins Trust Company offers post-retirement health care benefits, although as previously mentioned, has discontinued adding participants to the plan. The weighted average annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is 8.25% beginning in 2007, and is assumed to decrease gradually to 5.0% in 2012 and beyond. For every 1% change in the assumed health care cost trend rate, service and interest costs will change approximately $16,000 and the Company's benefit obligation will change approximately $200,000.

The balance as of December 31, 2006 of pre-tax amounts to be amortized in the future that are included in accumulated other comprehensive income (net of tax) (a component of Stockholders' Equity) are listed below:

                                                          Life and Health
   (in thousands)                                Pension      Benefits        SERP
    --------------------------------------------------------------------------------
    Net actuarial loss (gain)                   $   10,678   $     (104)  $    1,660
    Prior service cost (credit)                       (944)           0          691
    Unrecognized net initial obligation                  0          453            0
    --------------------------------------------------------------------------------
    Total                                       $    9,734   $      349   $    2,351
    ================================================================================

The pre-tax amounts included in accumulated other comprehensive income that are expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2007 are shown below.

                                                                      Life and
                                                                        Health
    (in thousands)                                    Pension         Benefits            SERP
    -------------------------------------------------------------------------------------------
    Actuarial loss                               $        487     $          0     $         80
    Prior service cost                                   (107)               0               93
    Net initial obligation                                  0               67                0
    -------------------------------------------------------------------------------------------
    Total                                        $        380     $         67     $        173
    ===========================================================================================

The following table illustrates the incremental effect of applying SFAS 158 on individual items on the Company's Consolidated Statements of Condition at December 31, 2006:

                                                                    Increase/
                                                                    (decrease)           Ending
                                                Balance prior         SFAS 158    balance after
                                               to adoption of        adoptions      adoption of
(in thousands)                                       SFAS 158      adjustments         SFAS 158
-----------------------------------------------------------------------------------------------
Pension assets                                         11,363           (9,734)    $      1,629
Deferred tax assets                                    10,402            4,685           15,087
Total Assets                                        2,215,886           (5,049)       2,210,837

SERP benefits liability                                 5,416            2,351            7,767
Post-retirement benefits liability                      4,762              349            5,111
Total Liabilities                                   2,017,065            2,700        2,019,765

Accumulated other comprehensive loss                   (4,738)          (7,749)         (12,487)
Total stockholders' equity                            197,369           (7,749)         189,620
Total Liabilities and Equity                        2,215,886           (5,049)    $  2,210,837

Pension Protection Act of 2006
In August 2006, the President of the United States signed the Pension Protection Act of 2006 into law. Included in this legislation were changes to the method of valuing pension plan assets and liabilities for funding purposes, as well as the minimum funding levels required by 2008. The Company feels the new requirements will not have a material impact on the Company's cash flow in 2007, as the plan is currently fully funded. The Company will not be required to make a contribution if plan assets exceed plan obligations and current costs.

Cash Flows

Plan assets are amounts that have been segregated and restricted to provide benefits, and include amounts contributed by the Company and amounts earned from investing contributions, less benefits paid. The Company funds the cost of the SERP and the post-retirement medical and life insurance benefits on a pay-as-you-go basis.

The benefits as of December 31, 2006, expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter were as follows:

                                                                      Life and
                                                                        Health
    (in thousands)                                    Pension         Benefits             SERP
    -------------------------------------------------------------------------------------------
    2007                                                1,452              266               75
    2008                                                1,513              276              236
    2009                                                1,590              295              232
    2010                                                1,769              322              228
    2011                                                1,945              352              392
    2012-2016                                          12,157            1,983            2,058
    -------------------------------------------------------------------------------------------
    Total                                              20,426            3,494            3,221
    -------------------------------------------------------------------------------------------

Plan Assets

The Company's pension plan weighted-average asset allocations at December 31, 2006 and 2005, by asset category are as follows:

                                               2006           2005
  ----------------------------------------------------------------------
         Equity securities                       73%            83%
          Debt securities                        20%            14%
               Other                              7%             3%
  ----------------------------------------------------------------------
         Total Allocation                       100%           100%
  ----------------------------------------------------------------------

The Company is not required to make a contribution to its pension plan in 2007; however, the Company may voluntarily contribute to the pension plan in 2007.

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

In general, the investment in debt securities is limited to readily marketable debt securities having a Standard & Poor's rating of "A" or Moody's rating of "A", securities of, or guaranteed by the United States Government or it agencies, or obligations of banks or their holding companies that are rated in the three highest ratings assigned by Fitch Investor Service, Inc. In addition, investments in equity securities must be listed on the New York Stock Exchange
(NYSE), the American Stock Exchange (AMEX) or are traded on the national Over The Counter market or listed on the NASDAQ. Cash equivalents generally may be United States Treasury obligations, commercial paper having a Standard & Poor's rating of "A-1" or Moody's National Credit Officer rating of "P-1"or higher.

The Company has an Employee Stock Ownership Plan (ESOP) and a 401(k) Investment and Stock Ownership Plan (ISOP) covering substantially all employees of the Company. The ESOP allows for Company contributions in the form of common stock of the Company. Annually, the Tompkins Board of Directors determines a profit-sharing payout to its employees in accordance with a performance-based formula. A percentage of the approved amount is paid in Company common stock into the ESOP. Contributions are limited to a maximum amount as stipulated in the ESOP. The remaining percentage is either paid out in cash or deferred into the ISOP at the direction of the employee. Compensation expense related to the ESOP and ISOP totaled $1.6 million in 2006 and 2005, and $1.8 million in 2004.

Under the ISOP, employees may contribute a percentage of their eligible compensation with a Company match of such contributions up to a maximum match of 4%. The Company provided certain matching contributions to the ISOP based upon the amount of contributions made by plan participants. The expense associated with these matching provisions was $1.0 million in 2006, $871,000 in 2005, and $801,000 in 2004.

Life insurance benefits are provided to certain officers of the Company. In connection with these benefits, the Company reflects life insurance assets on its Consolidated Statements of Condition of $25.6 million at December 31, 2006, and $27.2 million at December 31, 2005. Proceeds from death benefits are used to provide the life insurance benefits to the officers of the Company. The insurance is carried at its cash surrender value on the Consolidated Statements of Condition. Increases in the cash surrender value of the insurance are reflected as noninterest income, net of any related mortality expense.

Note 12 Stock Plans and Stock Based Compensation

The Company's 2001 Stock Option Plan, as amended, (the "Stock Option Plan") authorizes the grant of options to purchase up to 1,131,350 shares of the Company's common stock. At December 31, 2006, there were 456,742 shares available for grant under the 2001 Plan. The Board of Directors of Tompkins may grant stock options to officers, employees and certain other qualified individuals. Stock options are granted at an exercise price equal to the stock's fair market value at the date of grant, may not have a term in excess of ten years, and have vesting periods that range between one and seven years from the grant date. Prior to the adoption of the Stock Option Plan, the Company had similar stock option plans, which remain in effect solely with respect to unexercised options issued under these plans.

The following table presents the activity related to options under all plans for the twelve months ended December 31, 2006.

                                                                                   Weighted
                                                                    Weighted        Average
                                                                     Average      Remaining      Aggregate
                                                    Number of       Exercise    Contractual      Intrinsic
                                                       Shares          Price           Term          Value
----------------------------------------------------------------------------------------------------------
Outstanding at January 1, 2006                        628,894   $      31.23
   Granted                                            234,465          42.39
                                                     (124,879)         25.91
Exercised
   Expired                                             (2,178)         39.34
   Forfeited                                          (35,425)         38.77
----------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2006                      700,877   $      35.50           6.84   $  6,971,289
==========================================================================================================
Exercisable at December 31, 2006                      418,480   $      31.51           5.65   $  5,835,212
==========================================================================================================

The Company's practice is to issue original issue shares of its common stock upon exercise of stock options rather than treasury shares. The Company granted 234,465 options to its employees in 2006, 2,200 in 2005, and 240,800 in 2004.
The Company uses the Black-Scholes option-valuation model to determine the fair value of each option at the date of grant. This valuation model estimates fair value based on the assumptions listed in the table below. The risk-free interest rate is the interest rate available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the share option at the time of grant. The expected dividend yield is based on dividend trends and the market price of the Company's stock price at grant. Volatility is largely based on historical volatility of the Company's stock price. Expected term is based upon historical experience of employee exercises and terminations as well as the vesting term of the grants.

                                                                        2006           2005           2004
----------------------------------------------------------------------------------------------------------
Weighted per share average fair value at grant date             $      11.48   $      10.10   $      12.39
Risk-free interest rate                                                 4.32%          4.20%          3.82%
Expected dividend yield                                                 2.60%          2.60%          2.70%
Volatility                                                             28.28%         30.00%         39.76%
Expected life (years)                                                   6.50           5.00           5.00
----------------------------------------------------------------------------------------------------------

The total intrinsic value, which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date, of options exercised was $2,279,000 in 2006, $1,014,000 in 2005 and $839,000 in
2004.

As of December 31, 2006, unrecognized compensation cost related to unvested stock options totaled $2,300,000. The cost is expected to be recognized over a weighted average period of 3.0 years. The amount of cash received from the exercise of stock options was $2,200,000 for 2006, $825,000 for 2005 and $781,000 for 2004, respectively. The tax benefit realized from stock options exercised during 2006, 2005, and 2004 was $410,000, $239,000, and $112,000,
respectively.

The following summarizes outstanding and exercisable options at December 31, 2006:

                                                Options Outstanding              Options Exercisable
                   ---------------------------------------------------------------------------------------
                                                     Weighted
                                                      Average      Weighted                     Weighted
                     Range of                        Remaining     Average                      Average
                     Exercise          Number       Contractual    Exercise        Number       Exercise
                      Prices         Outstanding       Life         Price       Exercisable       Price
                   ---------------------------------------------------------------------------------------
                   $15.10-32.23        269,216           4.64   $      26.90        257,900   $      26.67
                   $37.32-39.45        212,046           7.35   $      39.29        160,580   $      39.28
                   $42.39-42.39        219,615           9.06   $      42.39              0   $      00.00
                   ---------------------------------------------------------------------------------------
                                       700,877           6.84   $      34.35        418,480   $      31.51
                   =======================================================================================

Note 13 Income Taxes

The income tax expense (benefit) attributable to income from operations is summarized as follows:

(in thousands)                                        Current       Deferred          Total
-------------------------------------------------------------------------------------------
2006
    Federal                                      $     13,468   $     (1,845)  $     11,623
    State                                               1,512           (419)         1,093
-------------------------------------------------------------------------------------------
Total                                            $     14,980   $     (2,264)  $     12,716
-------------------------------------------------------------------------------------------

2005
    Federal                                      $     13,927   $     (1,843)  $     12,084
    State                                               1,502           (379)         1,123
-------------------------------------------------------------------------------------------
Total                                            $     15,429   $     (2,222)  $     13,207
-------------------------------------------------------------------------------------------

2004
    Federal                                      $     10,655   $        276   $     10,931
    State                                               1,678           (116)         1,562
-------------------------------------------------------------------------------------------
Total                                            $     12,333   $        160   $     12,493
===========================================================================================

The primary reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings are as follows:

                                                         2006           2005           2004
-------------------------------------------------------------------------------------------
Statutory federal income tax rate                        35.0%          35.0%          35.0%
    State income taxes, net of federal benefit            1.8            1.8            2.6
    Tax exempt income                                    (3.6)          (3.6)          (3.5)
    All other                                            (1.8)          (0.9)          (1.3)
-------------------------------------------------------------------------------------------
Total                                                    31.4%          32.3%          32.8%
===========================================================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows:

(in thousands)                                                          2006           2005
-------------------------------------------------------------------------------------------
Deferred tax assets:
    Allowance for loan/lease losses                             $      5,668   $      5,422
    Compensation and benefits                                          6,200          5,375
    Other                                                              1,712          1,067
-------------------------------------------------------------------------------------------
Total deferred tax assets                                       $     13,580   $     11,864
-------------------------------------------------------------------------------------------
Deferred tax liabilities:
    Prepaid pension                                             $      4,521   $      5,038
    Depreciation                                                         581            792
    Intangibles                                                          668              9
    Other                                                                567            587
-------------------------------------------------------------------------------------------
Total deferred tax liabilities                                  $      6,337   $      6,426
-------------------------------------------------------------------------------------------
Net deferred tax asset at year-end                              $      7,243   $      5,438
-------------------------------------------------------------------------------------------
Net deferred tax asset at beginning of year                     $      5,438   $      3,216
-------------------------------------------------------------------------------------------
Increase in net deferred tax asset                                     1,805          2,222
Purchase accounting adjustments, net                                     459              0
-------------------------------------------------------------------------------------------
Deferred tax benefit                                            $     (2,264)  $     (2,222)
===========================================================================================

This analysis does not include the recorded deferred tax assets of $3,159,000 as of December 31, 2006 and $4,206,000 as of December 31, 2005 related to the net unrealized holding loss/gain in the available-for-sale securities portfolio. In addition, the analysis excludes the recorded deferred tax assets of $4.7 million as of December 31, 2006 related to the reduction of the prepaid pension asset with the adoption of SFAS No. 158.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry-back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary at December 31, 2006 and 2005.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5,57 and 107 and rescission of FASB Interpretation No. 34. FIN No. 45 requires certain new disclosures and potential liability recognition for the fair value at issuance of guarantees that fall within its scope. Based upon the Company's interpretation of FIN No. 45, the Company currently does not issue any guarantees that would require liability recognition under FIN No. 45, other than its stand-by letters of credit, the amount of which is not considered significant at December 31, 2006 and 2005.

The Company's maximum potential obligations to extend credit for loan commitments (unfunded loans, unused lines of credit, and stand-by letters of credit) outstanding on December 31 were as follows:

(in thousands)                                           2006           2005
----------------------------------------------------------------------------
Loan commitments                                 $     72,504   $     69,234
Stand-by letter of credit                              53,875         24,695
Undisbursed portion of lines of credit                240,325        229,503
----------------------------------------------------------------------------
Total                                            $    366,704   $    323,432
============================================================================

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

At December 31, 2006, the Company had rate lock agreements associated with mortgage loans to be sold in the secondary market (certain of which relate to loan applications for which no formal commitment has been made) amounting to approximately $125,000. In order to limit the interest rate risk associated with rate lock agreements, as well as the interest rate risk associated with mortgages held for sale, if any, the Company enters into agreements to sell loans in the secondary market to unrelated investors on a loan-by-loan basis. At December 31, 2006, the Company had approximately $294,000 of commitments to sell mortgages to unrelated investors on a loan-by-loan basis.

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

                                                                                      Weighted
                                                                          Net          Average
For year ended December 31, 2006                                        Income         Shares       Per Share
(in thousands except share and per share data)                        (Numerator)   (Denominator)     Amount
---------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to common shareholders                              $     27,767      9,857,787   $       2.82

Effect of dilutive securities:
Stock options                                                                            130,997
Shares issuable as contingent consideration for acquisition                               10,581

Diluted EPS:
Income available to common shareholders plus assumed conversions     $     27,767      9,999,365   $       2.78
===============================================================================================================

The effect of dilutive securities calculation for the year ended December 31, 2006 excludes stock options of 206,378 because the exercise price of the options was greater than the average market value of the Company's common stock during the period.

                                                                                       Weighted
                                                                          Net           Average
For year ended December 31, 2005                                        Income          Shares      Per Share
(in thousands except share and per share data)                        (Numerator)   (Denominator)     Amount
---------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to common shareholders                              $     27,685      9,852,789   $       2.81

Effect of dilutive securities:
Stock options                                                                            147,511

Diluted EPS:
Income available to common shareholders plus assumed conversions     $     27,685     10,000,300   $       2.77
===============================================================================================================

The effect of dilutive securities calculation for the year ended December 31, 2005 excludes stock options of 58,776 because the exercise price of the options was greater than the average market value of the Company's common stock during the period.

                                                                                       Weighted
                                                                          Net           Average
For year ended December 31, 2004                                        Income          Shares      Per Share
(in thousands except share and per share data)                        (Numerator)   (Denominator)     Amount
---------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to common shareholders                              $     25,615      9,851,615   $       2.60

Effect of dilutive securities:
Stock options                                                                            161,275

Diluted EPS:
Income available to common shareholders plus assumed conversions     $     25,615     10,012,890   $       2.56
===============================================================================================================

The effect of dilutive securities calculation for the year ended December 31, 2004 excludes stock options of 101,357 because the exercise price of the options was greater than the average market value of the Company's common stock during the period.

Note 16 Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2006 and 2005. The carrying amounts shown in the table are included in the consolidated statements of condition under the indicated captions.

Estimated Fair Value of Financial Instruments                    2006                          2005
---------------------------------------------------------------------------------------------------------------
                                                        Carrying        Fair          Carrying         Fair
(in thousands)                                           Amount         Value          Amount          Value
---------------------------------------------------------------------------------------------------------------
Financial Assets:
    Cash and cash equivalents                         $     52,174   $     52,174   $     65,797   $     65,797
    Securities - available-for-sale                        655,322        655,322        576,242        576,242
    Securities - held-to-maturity                           59,038         59,606         82,658         82,768
    Loans/leases, net (1)                                1,311,970      1,304,968      1,257,672      1,251,187
    Accrued interest receivable                             11,725         11,725         10,198         10,198

Financial Liabilities
    Time deposits                                     $    669,222   $    667,298   $    634,607   $    630,102
    Other deposits                                       1,040,198      1,040,198      1,048,403      1,048,403
    Securities sold under agreements to repurchase         191,490        188,375        152,651        152,717
    Other borrowings                                        85,941         85,633         63,673         62,981
    Accrued interest payable                                 4,545          4,545          3,291          3,291
===============================================================================================================

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

OFF-BALANCE-SHEET INSTRUMENTS: The fair values of outstanding loan commitments, including unused lines of credit and stand-by letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties' credit standing, and discounted cash flow analyses. In fixed rate loan commitments, fair value estimates also consider the difference between current market rates and the committed rates. At December 31, 2006 and 2005, the fair values of these instruments approximate the value of the related fees and are not significant.

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

As of December 31, 2006, the most recent notifications from Federal bank regulatory agencies categorized the Tompkins Trust Company, The Bank of Castile and Mahopac National Bank as "well capitalized" under the regulatory framework for PCA. To be categorized as well capitalized, the Company and its subsidiary banks must maintain total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the capital category of the Company or its subsidiary banks. Actual capital amounts and ratios of the Company and its subsidiary banks are as follows:

                                                                                          Required                 Required
                                                                                            to be                   to be
                                                                  Actual           Adequately Capitalized     Well Capitalized
------------------------------------------------------------------------------------------------------------------------------
(dollar amounts in thousands)                                  Amount/Ratio             Amount/Ratio             Amount/Ratio
------------------------------------------------------------------------------------------------------------------------------
December 31, 2006:
Total Capital (to risk-weighted assets)
   The Company (consolidated)                                 $193,830/13.1%          >$118,458/>8.0%          >$148,073/>10.0%
   Trust Company                                              $101,750/14.9%           >$54,753/>8.0%           >$68,441/>10.0%
   Castile                                                     $46,604/10.7%           >$34,724/>8.0%           >$43,405/>10.0%
   Mahopac                                                     $38,308/10.8%           >$28,262/>8.0%           >$35,327/>10.0%
Tier I Capital (to risk-weighted assets)
   The Company (consolidated)                                 $179,502/12.1%           >$59,229/>4.0%            >$88,844/>6.0%
   Trust Company                                               $95,928/14.0%           >$27,377/>4.0%            >$41,065/>6.0%
   Castile                                                      $41,184/9.5%           >$17,362/>4.0%            >$26,043/>6.0%
   Mahopac                                                     $35,222/10.0%           >$14,131/>4.0%            >$21,196/>6.0%
Tier I Capital (to average assets)
   The Company (consolidated)                                  $179,502/8.3%           >$64,918/>3.0%           >$108,197/>5.0%
   Trust Company                                                $95,928/8.5%           >$33,815/>3.0%            >$56,358/>5.0%
   Castile                                                      $41,184/7.1%           >$17,320/>3.0%            >$28,866/>5.0%
   Mahopac                                                      $35,222/7.5%           >$14,111/>3.0%            >$23,519/>5.0%
==============================================================================================================================
December 31, 2005:
Total Capital (to risk-weighted assets)
   The Company (consolidated)                                 $189,434/13.7%          >$110,262/>8.0%          >$137,828/>10.0%
   Trust Company                                               $98,370/14.9%           >$52,931/>8.0%           >$66,163/>10.0%
   Castile                                                     $43,865/10.8%           >$32,461/>8.0%           >$40,577/>10.0%
   Mahopac                                                     $35,042/11.2%           >$24,993/>8.0%           >$31,242/>10.0%
Tier I Capital (to risk-weighted assets)
   The Company (consolidated)                                 $175,757/12.8%           >$55,131/>4.0%            >$82,697/>6.0%
   Trust Company                                               $92,407/14.0%           >$26,465/>4.0%            >$39,698/>6.0%
   Castile                                                      $39,122/9.6%           >$16,231/>4.0%            >$24,346/>6.0%
   Mahopac                                                     $32,071/10.3%           >$12,497/>4.0%            >$18,745/>6.0%
Tier I Capital (to average assets)
   The Company (consolidated)                                  $175,757/8.5%           >$62,197/>3.0%           >$103,662/>5.0%
   Trust Company                                                $92,407/8.5%           >$32,632/>3.0%            >$54,386/>5.0%
   Castile                                                      $39,122/7.3%           >$16,088/>3.0%            >$26,813/>5.0%
   Mahopac                                                      $32,071/6.9%           >$14,024/>3.0%            >$23,374/>5.0%
==============================================================================================================================

The above capital ratios exclude the impact of the adoption of SFAS 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans." The federal bank regulatory agencies adopted on December 14, 2006, an interim decision excluding any amounts recorded in accumulated other comprehensive income (loss) resulting from the adoption of SFAS 158.

Generally, dividends from the banking subsidiaries to the Company are limited to retained net profits for the current year and two preceding years, unless specific approval is received from the appropriate bank regulatory authority. At December 31, 2006 the retained net profits of the Company's bank subsidiaries available to pay dividends were $34.8 million.

Each bank subsidiary is required to maintain reserve balances by the Federal Reserve Bank of New York. At December 31, 2006, and 2005 the reserve requirements for the Company's banking subsidiaries totaled $3,675,000.

Note 18 Condensed Parent Company Only Financial Statements

Condensed financial statements for Tompkins (the Parent Company) as of December 31 are presented below.

Condensed Statements of Condition

(in thousands)                                                                                             2006           2005
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                                               $         11   $      4,911
Available-for-sale securities, at fair value                                                              1,161            121
Investment in subsidiaries, at equity                                                                   185,057        172,397
Other                                                                                                     6,004          5,017
------------------------------------------------------------------------------------------------------------------------------
                                                                    Total Assets                   $    192,233   $    182,446
------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS EQUITY
Liabilities                                                                                        $      2,613   $      1,225
Shareholders' Equity                                                                                    189,620        181,221
------------------------------------------------------------------------------------------------------------------------------
                                      Total Liabilities and Shareholders' Equity                   $    192,233   $    182,446
==============================================================================================================================

Condensed Statements of Income

(in thousands)                                                                              2006           2005           2004
------------------------------------------------------------------------------------------------------------------------------
Dividends from available-for-sale securities                                        $         44   $          4   $          4
Dividends received from subsidiaries                                                      20,664         15,556         10,365
Other income                                                                                 198            111            109
------------------------------------------------------------------------------------------------------------------------------
                                                          Total Operating Income          20,906         15,671         10,478
------------------------------------------------------------------------------------------------------------------------------

Other expenses                                                                             2,835            923          1,218
------------------------------------------------------------------------------------------------------------------------------
                                                        Total Operating Expenses           2,835            923          1,218
------------------------------------------------------------------------------------------------------------------------------
                                 Income Before Taxes and Equity in Undistributed
                                                        Earnings of Subsidiaries          18,071         14,748          9,260
Income tax benefit                                                                         1,108            331            441
Equity in undistributed earnings of subsidiaries                                           8,588         12,606         15,914
------------------------------------------------------------------------------------------------------------------------------
                                                                      Net Income    $     27,767   $     27,685   $     25,615
==============================================================================================================================


Condensed Statements of Cash Flows
(in thousands)                                                                              2006           2005           2004
------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                          $     27,767   $     27,685   $     25,615
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Equity in undistributed earnings of subsidiaries                                       (8,588)       (12,606)       (15,914)
   Tax benefit of stock options exercised                                                      0            239            112
   Stock-based compensation expense                                                          692              0              0
  Other, net                                                                              (4,232)          (537)          (108)
------------------------------------------------------------------------------------------------------------------------------
                                       Net Cash Provided by Operating Activities          15,639         14,781          9,705
------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net cash used in acquisitions                                                             (1,693)             0              0
Other, net                                                                                  (207)        (1,250)          (749)
------------------------------------------------------------------------------------------------------------------------------
                                           Net Cash Used in Investing Activities          (1,900)        (1,250)          (749)
------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Cash dividends                                                                           (11,307)       (10,504)        (9,769)
Cash paid in lieu of fractional shares - 10% stock dividend                                  (10)           (13)             0
Repurchase of common shares                                                               (9,983)          (897)        (2,976)
Net proceeds from exercise of stock options                                                2,251            825            781
Tax benefits of stock options exercised                                                      410              0              0
------------------------------------------------------------------------------------------------------------------------------
                                           Net Cash Used in Financing Activities         (18,639)       (10,589)       (11,964)
------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash                                                           (4,900)         2,942         (3,008)
Cash at beginning of year                                                                  4,911          1,969          4,977
------------------------------------------------------------------------------------------------------------------------------
                                                             Cash at End of Year    $         11   $      4,911   $      1,969
==============================================================================================================================

A statement of changes in shareholders' equity has not been presented since it is the same as the Consolidated Statement of Changes in Shareholders' Equity previously presented.

Note 19 Segment and Related Information

The Company manages its operations through two business segments: banking and financial services. Financial services activities consist of the results of the Company's trust, wealth and risk management operations. All other activities, including holding company activities, are considered banking. The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the services provided. Intercompany items relate primarily to the use of human resources, accounting and marketing services provided by any of the Banks and the holding company. All other accounting policies are the same as those described in the summary of significant accounting policies.

Summarized financial information concerning the Company's reportable segments and the reconciliation to the Company's consolidated results is shown in the following table. Investment in subsidiaries is netted out of the presentations below. The "Intercompany" column identifies the intercompany activities of revenues, expenses and other assets between the banking and financial services segment.

                                                                           As of and for the year ended December 31, 2006
------------------------------------------------------------------------------------------------------------------------------
                                                                                      Financial
(in thousands)                                                          Banking       Services     Intercompany   Consolidated
------------------------------------------------------------------------------------------------------------------------------
Interest income                                                      $    120,736   $        311   $         (6)  $    121,041
Interest expense                                                           48,179             11             (6)        48,184
------------------------------------------------------------------------------------------------------------------------------
                                               Net interest income         72,557            300              0         72,857
------------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                                   1,424              0              0          1,424
Noninterest income                                                         19,635         21,652           (196)        41,091
Noninterest expense                                                        56,788         15,318           (196)        71,910
------------------------------------------------------------------------------------------------------------------------------
                                        Income before income taxes         33,980          6,634              0         40,614
------------------------------------------------------------------------------------------------------------------------------
Minority interest                                                             131              0              0            131
Provision for income taxes                                                 10,470          2,246              0         12,716
------------------------------------------------------------------------------------------------------------------------------
                                                        Net Income   $     23,379   $      4,388   $          0   $     27,767
==============================================================================================================================

------------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                                        $      3,932   $        223   $          0   $      4,155
Assets                                                                  2,183,880         28,455         (1,498)     2,210,837
Goodwill                                                                    5,377         15,858              0         21,235
Other intangibles                                                           1,663          2,388              0          4,051
Loans, net                                                              1,308,544          3,551           (125)     1,311,970
Deposits                                                                1,708,792          1,984         (1,356)     1,709,420
Equity                                                                    168,178         21,442              0        189,620


                                                                           As of and for the year ended December 31, 2005
------------------------------------------------------------------------------------------------------------------------------
                                                                                      Financial
(in thousands)                                                          Banking       Services     Intercompany   Consolidated
------------------------------------------------------------------------------------------------------------------------------
Interest income                                                      $    106,395   $        320   $         (7)  $    106,708
Interest expense                                                           31,687              7             (7)        31,687
------------------------------------------------------------------------------------------------------------------------------
                                               Net interest income         74,708            313              0         75,021
------------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                                   2,659              0              0          2,659
Noninterest income                                                         17,946         12,885            (48)        30,783
Noninterest expense                                                        53,546          8,624            (48)        62,123
------------------------------------------------------------------------------------------------------------------------------
                                        Income before income taxes         36,449          4,574              0         41,023
------------------------------------------------------------------------------------------------------------------------------
Minority interest                                                             131              0              0            131
Provision for income taxes                                                 11,602          1,605              0         13,207
------------------------------------------------------------------------------------------------------------------------------
                                                        Net Income   $     24,716   $      2,969   $          0   $     27,685
==============================================================================================================================

------------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                                        $      3,665   $        160   $          0   $      3,825
Assets                                                                  2,092,610         15,817         (1,557)     2,106,870
Goodwill                                                                    5,377          6,909              0         12,286
Other intangibles                                                           1,865            295              0          2,160
Loans, net                                                              1,253,255          4,417              0      1,257,672
Deposits                                                                1,683,619            905         (1,514)     1,683,010
Equity                                                                    168,503         12,718              0        181,221

Note 19 Segment and Related Information (continued

                                                                               For the year ended December 31, 2004
------------------------------------------------------------------------------------------------------------------------------
                                                                                      Financial
(in thousands)                                                          Banking       Services     Intercompany   Consolidated
------------------------------------------------------------------------------------------------------------------------------
Interest income                                                      $     94,448   $        232   $         (7)  $     94,673
Interest expense                                                           23,325              9             (7)        23,327
------------------------------------------------------------------------------------------------------------------------------
                                               Net interest income         71,123            223              0         71,346
------------------------------------------------------------------------------------------------------------------------------
Provision for loan losses                                                   2,860              0              0          2,860
Noninterest income                                                         16,148         11,887            (52)        27,983
Noninterest expense                                                        50,934          7,346            (52)        58,228
------------------------------------------------------------------------------------------------------------------------------
                                        Income before income taxes         33,477          4,764              0         38,241
------------------------------------------------------------------------------------------------------------------------------
Minority interest                                                             133              0              0            133
Provision for income taxes                                                 10,778          1,715              0         12,493
------------------------------------------------------------------------------------------------------------------------------
                                                        Net Income   $     22,566   $      3,049   $          0   $     25,615
==============================================================================================================================

Unaudited Quarterly Financial Data
                                                                                                2006
------------------------------------------------------------------------------------------------------------------------------
(in thousands except per share data)                                        First         Second          Third         Fourth
------------------------------------------------------------------------------------------------------------------------------
Interest and dividend income                                         $     29,022   $     29,739   $     30,719   $     31,561
Interest expense                                                           10,303         11,670         12,615         13,596
Net interest income                                                        18,719         18,069         18,104         17,965
Provision for loan/lease losses                                               459             74            482            409
Income before income tax                                                    9,211          9,597         10,090         11,585
Net income                                                                  6,397          6,779          6,803          7,788
Net income per common share (basic)                                           .64            .69            .69            .79
Net income per common share (diluted)                                         .63            .68            .68            .78
==============================================================================================================================

                                                                                                2005
------------------------------------------------------------------------------------------------------------------------------
(in thousands except per share data)                                        First         Second          Third         Fourth
------------------------------------------------------------------------------------------------------------------------------
Interest and dividend income                                         $     24,965   $     26,260   $     27,356   $     28,126
Interest expense                                                            6,542          7,459          8,267          9,418
Net interest income                                                        18,423         18,801         19,089         18,708
Provision for loan/lease losses                                               452            716            662            829
Income before income tax                                                    9,505         10,341         10,496         10,550
Net income                                                                  6,413          6,948          7,110          7,214
Net income per common share (basic)                                           .72            .78            .79            .80
Net income per common share (diluted)                                         .70            .77            .78            .79
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, including its Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended) (the "Exchange Act") as of December 31, 2006. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this Form 10-K, the Company's disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that material information relating to the Company and its subsidiaries is made known to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2006, management assessed the effectiveness of the Company's internal control over financial reporting based on the framework for effective internal control over financial reporting established in "Internal Control - Integrated Framework," issued by the Committee of Sponsoring Organizations
(COSO) of the Treadway Commission. Based on its evaluation under the COSO framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2006 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management's assessment was reviewed with the Company's Audit Committee of its Board of Directors.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 and the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the Company's fourth quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the material under the captions "Proposal 1 - Election of Directors" and Section 16(a) Beneficial Ownership Reporting Compliance"; the discussion of the Company's code of ethics under the caption "Corporate Governance Matters-Policy Regarding Director Attendance at Annual Meetings"; the discussion of director nominees by stockholders and the Audit/Examining Committee under the caption "Board of Director Meetings and Committees" in the Company's definitive proxy statement relating to its 2007 annual meeting of shareholders to be held May 14, 2007 (the "Proxy Statement"); and the material captioned "Executive Officers of the Registrant" in Part I of this Report on Form 10-K.

Item 11. Executive Compensation

The information called for by this item is incorporated herein by reference to the material under the captions, "Executive Compensation", "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in the Proxy Statement.

The material incorporated herein by reference to the material under the caption "Compensation Committee Report" in the Proxy Statement shall be deemed furnished, and not filed, in this Report on Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as a result of this furnishing, except to the extent that the Company specifically incorporates it by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is incorporated herein by reference to the material under the captions "Equity Compensation Plan Information" and "Securities Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.


Item 13. Certain Relationships and Related Transactions, and Director
         Independence

The information called for by this item is incorporated herein by reference to the material under the captions "Director Independence" and "Transactions with Related Persons" in the Proxy Statement.


Item 14. Principal Accounting Fees and Services

The information called for by this item is incorporated herein by reference to the material under the caption "Independent Auditors" in the Proxy Statement.


PART IV

Item 15. Exhibits and Financial Statement Schedules

  (a)(1) The following financial statements and accountant's report are included in this Annual Report on Form 10-K:

         Consolidated Statements of Condition for the years ended December 31, 2006 and 2005

         Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004

         Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004

         Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2006, 2005, and 2004

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

             3.2 Bylaws of the Company, as amended through and including October 28, 2005, incorporated herein by reference to
                     Exhibit 3(ii) to the Company's Current Report on Form 8-K, filed with the Commission on October 26, 2006.

             4. Form of Specimen Common Stock Certificate of the Company, incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

             10.1*   1992 Stock Option Plan, incorporated herein by reference to
                     Exhibit 10.2 to the Company's Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

             10.2* Stock Retainer Plan for Eligible Directors of Tompkins Trustco, Inc. and Participating Subsidiaries, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on May 15, 2005.

             10.3* Form of Director Deferred Compensation Agreement, incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

             10.4* Deferred Compensation Plan for Senior Officers, incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995

             10.5* Supplemental Executive Retirement Agreement with James J. Byrnes, incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

             10.6* Severance Agreement with James J. Byrnes, incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

             10.7* Lease Agreement dated August 20, 1993, between Tompkins County Trust Company and Comex Plaza Associates, relating to leased property at the Rothschilds Building, Ithaca, NY, incorporated herein by reference to Exhibit 10.8 to the Company's Form 10-K, filed with the Commission on March 26, 1996.

             10.8* Employment Agreement, dated September 12, 1989, by and between Registrant and James W. Fulmer, incorporated by reference to the Registrant's Amendment No. 1 to Form S-18 Registration Statement (Reg. No. 33-3114-NY), filed with the Commission on October 31, 1989 and wherein such Exhibit is designated as Exhibit 10(a).

             10.9*   2001 Stock Option Plan, incorporated herein by reference to
                     Exhibit 99 to the Company's Registration Statement on Form S-8 (No. 333-75822), filed with the Commission on December 12, 2001.

             10.10* Mahopac National Bank Supplemental Executive Retirement Agreement, dated May 15, 2000, by and between Mahopac National Bank and Stephen E. Garner, incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on March 29, 2002.

             10.11* Summary of Compensation Arrangements for Named Executive Officers and Directors, incorporated herein by reference to
                     Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on January 26, 2007.

             10.12*  Supplemental Executive Retirement Agreement between James
                     W. Fulmer and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.

             10.13*  Supplemental Executive Retirement Agreement between Stephen
                     E. Garner and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.

             10.14*  Supplemental Executive Retirement Agreement between Stephen
                     S. Romaine and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.

             10.15*  Supplemental Executive Retirement Agreement between Francis
                     M. Fetsko and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.

             10.16*  Supplemental Executive Retirement Agreement between David
                     S. Boyce and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.

             10.17*  Supplemental Executive Retirement Agreement between Robert
                     B. Bantle and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.

             10.18* Form of Officer Group Term Life Replacement Plan (the "Plan") among Tompkins Trustco, Inc., or Tompkins Trust Company and the Participants in the Plan, including form of Split Dollar Policy Endorsement - Exhibit D to the Plan, including Exhibit D to Officer Group Term Replacement Plan for each executive officer filed individually.

             10.19* Consulting Agreement between Russell K. Achzet and Tompkins Trustco, Inc., dated January 5, 2006, incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.

             10.20* Amendment to the Tompkins Trustco, Inc. Supplemental Retirement Agreement with James J. Byrnes, incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q, filed with the Commission on August 9, 2006.

             10.21* Tompkins Trustco, Inc. Officer Group Term Replacement Plan, as amended on June 26, 2006, incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q, filed with the Commission on August 9, 2006.

             10.22 Tompkins Trustco, Inc. Code of Ethics For Chief Executive Officer and Senior Financial Officers dated April 25, 2006 (filed herewith).

             21.     Subsidiaries of Registrant, incorporated by reference to
                     Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15, 2004.

             23. Consent of Independent Registered Public Accounting Firm (filed herewith)

             24. Power of Attorney, included on page 81 of this Report on Form 10-K.

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


TOMPKINS TRUSTCO, INC.

By:  /s/ STEPHEN S. ROMAINE
     -------------------------------
     Stephen S. Romaine
     President and Chief Executive Officer
     (Principal Executive Officer)

     Date: March 14, 2007

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Stephen S. Romaine and Frank M. Fetsko, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution, for him or her, and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                  Date       Capacity                                Signature                       Date        Capacity

/s/ JAMES J. BYRNES        3/14/07    Chairman of the Board                   /s/ JAMES R. HARDIE             3/14/07     Director
----------------------     -------                                            ---------------------------     -------
James J. Byrnes                                                               James R. Hardie


/s/ STEPHEN S. ROMAINE     3/14/07    President and Chief Executive Officer   /s/ ELIZABETH W. HARRISON       3/14/07     Director
----------------------     -------    (Principal Executive Officer)           ---------------------------     -------
Stephen S. Romaine                                                            Elizabeth W. Harrison


/s/ THOMAS R. SALM         3/14/07    Vice Chairman, Director                 /s/ PATRICIA A. JOHNSON         3/14/07     Director
----------------------     -------                                            ---------------------------     -------
Thomas R. Salm                                                                Patricia A. Johnson


/s/ JAMES W. FULMER        3/14/07    Vice Chairman, Director                 /s/ CARL E. HAYNES              3/14/07     Director
----------------------     -------                                            ---------------------------     -------
James W. Fulmer                                                               Carl E. Haynes


/s/ FRANCIS M. FETSKO      3/14/07    Executive Vice President and            /s/ HUNTER R. RAWLINGS, III     3/14/07     Director
----------------------     -------    Chief Financial Officer                 ---------------------------     -------
Francis M. Fetsko                     (Principal Financial Officer)           Hunter R. Rawlings, III


/s/ RUSSELL K. ACHZET      3/14/07    Director                                /s/ MICHAEL H. SPAIN            3/14/07     Director
----------------------     -------                                             --------------------------     -------
Russell K. Achzet                                                             Michael H. Spain


/s/ JOHN E. ALEXANDER      3/14/07    Director                                /s/ WILLIAM D. SPAIN, JR.       3/14/07     Director
----------------------     -------                                            ---------------------------     -------
John E. Alexander                                                             William D. Spain


/s/ REEDER D. GATES        3/14/07    Director                                /s/ CRAIG YUNKER                3/14/07     Director
----------------------     -------                                            ---------------------------     -------
Reeder D. Gates                                                               Craig Yunker

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

   3.2 Bylaws of the Company, as amended through and including October 28, 2005, incorporated herein by reference to Exhibit 3(ii) to the Company's Current Report on Form 8-K, filed with the Commission on October 26, 2006.

   4. Form of Specimen Common Stock Certificate of the Company, incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

   10.1*   1992 Stock Option Plan, incorporated herein by reference to Exhibit
           10.2 to the Company's Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

   10.2* Stock Retainer Plan for Eligible Directors of Tompkins Trustco, Inc. and Participating Subsidiaries, incorporated herein by reference to
           Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on May 15, 2005.

   10.3* Form of Director Deferred Compensation Agreement, incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

   10.4* Deferred Compensation Plan for Senior Officers, incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995

   10.5* Supplemental Executive Retirement Agreement with James J. Byrnes, incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

   10.6* Severance Agreement with James J. Byrnes, incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

   10.7* Lease Agreement dated August 20, 1993, between Tompkins County Trust Company and Comex Plaza Associates, relating to leased property at the Rothschilds Building, Ithaca, NY, incorporated herein by reference to Exhibit 10.8 to the Company's Form 10-K, filed with the Commission on March 26, 1996.

   10.8* Employment Agreement, dated September 12, 1989, by and between Registrant and James W. Fulmer, incorporated by reference to the Registrant's Amendment No. 1 to Form S-18 Registration Statement (Reg. No. 33-3114-NY), filed with the Commission on October 31, 1989 and wherein such Exhibit is designated as Exhibit 10(a).

   10.9* 2001 Stock Option Plan, incorporated herein by reference to Exhibit 99 to the Company's Registration Statement on Form S-8 (No. 333-75822), filed with the Commission on December 12, 2001.

   10.10* Mahopac National Bank Supplemental Executive Retirement Agreement, dated May 15, 2000, by and between Mahopac National Bank and Stephen
           E. Garner, incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on March 29, 2002.

   10.11* Summary of Compensation Arrangements for Named Executive Officers and Directors, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on January 26, 2007.

   10.12* Supplemental Executive Retirement Agreement between James W. Fulmer and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.

   10.13* Supplemental Executive Retirement Agreement between Stephen E. Garner and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.

   10.14* Supplemental Executive Retirement Agreement between Stephen S. Romaine and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.

   10.15* Supplemental Executive Retirement Agreement between Francis M. Fetsko and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.

   10.16* Supplemental Executive Retirement Agreement between David S. Boyce and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.

   10.17* Supplemental Executive Retirement Agreement between Robert B. Bantle and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.

   10.18* Form of Officer Group Term Life Replacement Plan (the "Plan") among Tompkins Trustco, Inc., or Tompkins Trust Company and the Participants in the Plan, including form of Split Dollar Policy Endorsement - Exhibit D to the Plan, including Exhibit D to Officer Group Term Replacement Plan for each executive officer filed individually.

   10.19* Consulting Agreement between Russell K. Achzet and Tompkins Trustco, Inc., dated January 5, 2006, incorporated herein by reference to
           Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.

   10.20* Amendment to the Tompkins Trustco, Inc. Supplemental Retirement Agreement with James J. Byrnes, incorporated herein by reference to
           Exhibit 10.1 to the Company's Form 10-Q, filed with the Commission on August 9, 2006.

   10.21* Tompkins Trustco, Inc. Officer Group Term Replacement Plan, as amended on June 26, 2006, incorporated herein by reference to Exhibit
           10.2 to the Company's Form 10-Q, filed with the Commission on August 9, 2006.

   10.22 Tompkins Trustco, Inc. Code of Ethics For Chief Executive Officer and Senior Financial Officers dated April 25, 2006 (filed herewith).

   21. Subsidiaries of Registrant, incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15, 2004.

   23. Consent of Independent Registered Public Accounting Firm (filed herewith)

   24.     Power of Attorney, included on page 81 of this Report on Form 10-K.

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