Form 10-Q
period 2007-03-31
TOMPKINS TRUSTCO INC
filed 2007-05-10
CIK 1005817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X].

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

                   Class                     Outstanding as of May 1, 2007
       ----------------------------          -----------------------------
       Common Stock, $.10 par value                9,783,842 shares

                             TOMPKINS TRUSTCO, INC.

                                    FORM 10-Q

                                      INDEX

PART I -FINANCIAL INFORMATION
                                                                                   PAGE
                                                                                   ----
        Item 1 - Financial Statements (Unaudited)
                 Condensed Consolidated Statements of Condition as of
                 March 31, 2007 and December 31, 2006                                 3

                 Condensed Consolidated Statements of Income for
                 the three months ended March 31, 2007 and 2006                       4

                 Condensed Consolidated Statements of Cash Flows for the
                 three months ended March 31, 2007 and 2006                           5

                 Condensed Consolidated Statements of Changes in Shareholders'
                 Equity for the three months ended March 31, 2007 and 2006            6

                 Notes to Unaudited Condensed Consolidated Financial Statements       7-13

        Item 2 - Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                            13-23

        Item 3 - Quantitative and Qualitative Disclosures about Market Risk           24

        Item 4 - Controls and Procedures                                              25

PART II - OTHER INFORMATION

        Item 1 - Legal Proceedings                                                    25

        Item 1A - Risk Factors                                                        25

        Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds          26

        Item 3 - Defaults Upon Senior Securities                                      26

        Item 4 - Submission of Matters to a Vote of Security Holders                  26

        Item 5 - Other Information                                                    26

        Item 6 - Exhibits                                                             27

SIGNATURES                                                                            28

EXHIBIT INDEX                                                                         29

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             TOMPKINS TRUSTCO, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                  (In thousands, except share data) (Unaudited)

                                                                                      AS OF          AS OF
                                                                                    03/31/2007     12/31/2006
                                                                                   ------------   ------------
ASSETS

Cash and noninterest bearing balances due from banks                               $     40,918   $     48,251
Interest bearing balances due from banks                                                  1,559          1,723
Federal funds sold                                                                       27,000          2,200
Trading securities, at fair value                                                        62,205              0
Available-for-sale securities, at fair value                                            631,315        655,322
Held-to-maturity securities, fair value of $56,686 at March 31, 2007,
   and $59,606 at December 31, 2006                                                      56,244         59,038
Loans and leases, net of unearned income and deferred costs and fees                  1,339,995      1,326,298
Less: Allowance for loan/lease losses                                                    14,523         14,328
--------------------------------------------------------------------------------------------------------------
                                                                Net Loans/Leases      1,325,472      1,311,970

Bank premises and equipment, net                                                         44,159         43,273
Corporate owned life insurance                                                           25,910         25,622
Goodwill                                                                                 21,229         21,235
Other intangible assets                                                                   3,862          4,051
Accrued interest and other assets                                                        39,973         38,152
--------------------------------------------------------------------------------------------------------------
                                                                    Total Assets   $  2,279,846   $  2,210,837
==============================================================================================================

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARIES AND SHAREHOLDERS' EQUITY
Deposits:
     Interest bearing:
          Checking, savings and money market                                       $    724,381   $    680,844
          Time                                                                          748,755        669,222
     Noninterest bearing                                                                336,608        359,354
--------------------------------------------------------------------------------------------------------------
                                                                  Total Deposits      1,809,744      1,709,420

Federal funds purchased and securities sold under agreements to repurchase              199,665        191,490
Other borrowings                                                                         46,311         85,941
Other liabilities                                                                        31,847         32,914
--------------------------------------------------------------------------------------------------------------
                                                               Total Liabilities   $  2,087,567   $  2,019,765
--------------------------------------------------------------------------------------------------------------

Minority interest in consolidated subsidiaries                                            1,485          1,452

Shareholders' equity:
     Common Stock - par value $.10 per share: Authorized 15,000,000 shares;
       Issued: 9,842,400 at March 31, 2007; and 9,889,569 at December 31, 2006              984            989
     Additional paid-in capital                                                         155,863        158,203
     Retained earnings                                                                   45,740         44,429
     Accumulated other comprehensive loss                                               (10,216)       (12,487)
     Treasury stock, at cost - 65,837 shares at March 31, 2007,
       and 64,418 shares at December 31, 2006                                            (1,577)        (1,514)
--------------------------------------------------------------------------------------------------------------
                                                      Total Shareholders' Equity   $    190,794   $    189,620
--------------------------------------------------------------------------------------------------------------
               Total Liabilities, Minority Interest in Consolidated Subsidiaries
                                                        and Shareholders' Equity   $  2,279,846   $  2,210,837
==============================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                             TOMPKINS TRUSTCO, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                                                                 THREE MONTHS ENDED
                                                                             ---------------------------
                                                                              03/31/2007     03/31/2006
                                                                             ------------   ------------
INTEREST AND DIVIDEND INCOME
Loans                                                                        $     23,399   $     21,625
Due from banks                                                                         91             57
Federal funds sold                                                                     96              5
Trading securities                                                                    569              0
Available-for-sale securities                                                       7,243          6,614
Held-to-maturity securities                                                           536            721
--------------------------------------------------------------------------------------------------------
                                        Total Interest and Dividend Income         31,934         29,022
--------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits:
     Time certificates of deposits of $100,000 or more                              4,419          2,944
     Other deposits                                                                 7,426          5,349
Federal funds purchased and securities sold under agreements to repurchase          1,963          1,311
Other borrowings                                                                      568            699
--------------------------------------------------------------------------------------------------------
                                                    Total Interest Expense         14,376         10,303
--------------------------------------------------------------------------------------------------------
                                                       Net Interest Income         17,558         18,719
--------------------------------------------------------------------------------------------------------
                                     Less: Provision for loan/lease losses            471            459
--------------------------------------------------------------------------------------------------------
                 Net Interest Income After Provision for Loan/Lease Losses         17,087         18,260
--------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Investment services income                                                          3,471          2,861
Insurance commissions and fees                                                      2,716          2,206
Service charges on deposit accounts                                                 1,923          1,910
Card services income                                                                  798            690
Other service charges                                                                 661            639
Trading revenue                                                                       452              0
Increase in cash surrender value of corporate owned life insurance                    272            306
Gains on sale of loans                                                                 55             34
Other income                                                                           79            251
Net gain on available-for-sale securities                                              23              0
--------------------------------------------------------------------------------------------------------
                                                  Total Noninterest Income         10,450          8,897
--------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salary and wages                                                                    8,802          8,277
Pension and other employee benefits                                                 2,503          2,348
Net occupancy expense of bank premises                                              1,504          1,177
Furniture and fixture expense                                                         947            942
Marketing expense                                                                     635            549
Professional fees                                                                     571            363
Software licenses and maintenance                                                     500            430
Cardholder expense                                                                    235            351
Amortization of intangible assets                                                     181            176
Other operating expense                                                             3,219          3,300
--------------------------------------------------------------------------------------------------------
                                                Total Noninterest Expenses         19,097         17,913
--------------------------------------------------------------------------------------------------------
                             Income Before Income Tax Expense and Minority
                                     Interest in Consolidated Subsidiaries          8,440          9,244
--------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                                         33             33
                                                        Income Tax Expense          2,626          2,814
--------------------------------------------------------------------------------------------------------
                                                                Net Income   $      5,781   $      6,397
--------------------------------------------------------------------------------------------------------
Basic Earnings Per Share                                                     $       0.59   $       0.64

Diluted Earnings Per Share                                                   $       0.58   $       0.63
========================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                                  THREE MONTHS ENDED
                                                                             ---------------------------
                                                                              03/31/2007     03/31/2006
                                                                             ------------   ------------
OPERATING ACTIVITIES
Net income                                                                   $      5,781   $      6,397
Adjustments to reconcile net income to net cash
     Provided by operating activities:
Provision for loan/lease losses                                                       471            459
Depreciation and amortization premises, equipment, and software                     1,066          1,026
Amortization of intangible assets                                                     181            176
Earnings from corporate owned life insurance                                         (272)          (306)
Net amortization on securities                                                        339            432
Trading revenue                                                                      (452)             0
Net realized gain on available-for-sale securities                                    (23)             0
Net gain on sale of loans                                                             (55)           (34)
Proceeds from sale of loans                                                         2,444          2,639
Loans originated for sale                                                          (2,372)        (2,488)
Net loss (gain) on sale of bank premises and equipment                                114            (20)
Stock-based compensation expense                                                      188            150
Increase in accrued interest receivable                                               (29)          (654)
Increase in accrued interest payable                                                  813            358
Proceeds from maturities of trading securities                                      1,582              0
Other, net                                                                         (4,128)          (985)
--------------------------------------------------------------------------------------------------------
                                 Net Cash Provided by Operating Activities          5,648          7,150
--------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities                          25,604         15,833
Proceeds from sales of available-for-sale securities                               10,001              0
Proceeds from maturities of held-to-maturity securities                             4,216          5,479
Purchases of available-for-sale securities                                        (74,124)       (60,495)
Purchases of held-to-maturity securities                                           (1,454)        (5,471)
Net (increase) decrease in loans                                                  (13,990)        11,488
Proceeds from sale of banks premises and equipment                                     37             63
Purchases of bank premises and equipment                                           (1,960)        (1,540)
Net cash used in acquisitions                                                           0         (2,565)
Other, net                                                                              0             62
--------------------------------------------------------------------------------------------------------
                                     Net Cash Used in Investing Activities        (51,670)       (37,146)
--------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase (decrease) in demand, money market,
  and savings deposits                                                             20,791         (1,781)
Net increase in time deposits                                                      79,533         22,057
Net increase in securities sold under agreements
   to repurchase and Federal funds purchased                                        8,175          1,372
Increase in other borrowings                                                        5,000          6,500
Repayment of other borrowings                                                     (44,630)        (4,092)
Cash dividends                                                                     (2,948)        (2,714)
Common stock repurchased and returned to unissued status                           (2,714)        (1,644)
Net proceeds from exercise of stock options                                           116          1,000
Tax benefit from stock options exercises                                                2              4
--------------------------------------------------------------------------------------------------------
                                 Net Cash Provided by Financing Activities         63,325         20,702
--------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                               17,303         (9,294)

Cash and cash equivalents at beginning of period                                   52,174         65,797
--------------------------------------------------------------------------------------------------------
Total Cash & Cash Equivalents at End of Period                               $     69,477   $     56,503
========================================================================================================
Supplemental Information:
Cash paid during the year for:
      Interest                                                               $     13,564   $      9,945
      Taxes                                                                         8,513          1,790
Non-cash investing and financing activities:
Fair value of non-cash assets acquired in purchase acquisitions              $          0   $        805
Fair value of liabilities assumed in purchase acquisitions                   $          0   $        899
Fair value of shares issued for acquisitions                                 $          0   $      2,163
Transfer of available-for-sale securities to trading
   securities with adoption of SFAS No. 159                                  $     63,383   $          0

See accompanying notes to unaudited condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (In thousands, except share data) (Unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                                                   ACCUMULATED
                                                        ADDITIONAL                    OTHER
                                              COMMON     PAID-IN      RETAINED    COMPREHENSIVE     TREASURY
                                              STOCK      CAPITAL      EARNINGS         LOSS           STOCK       TOTAL
--------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 2006                  $    900   $  118,663   $   69,228   $       (6,308)  $   (1,262)  $  181,221
--------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
    Net Income                                                            6,397                                      6,397
    Other comprehensive loss                                                              (1,754)                   (1,754)
                                                                                                                ----------
            Total Comprehensive Income                                                                               4,643

Cash dividends ($0.27 per share)                                         (2,714)                                    (2,714)
Exercise of stock options and related
    tax benefit (44,290 shares, net)                4        1,000                                                   1,004
Common stock repurchased and returned to
   unissued status (34,938 shares)                 (3)      (1,641)                                                 (1,644)
Directors deferred compensation plan
   (1,126 shares, net)                                          64                                        (64)           0
Stock-based compensation expense                               150                                                     150
Shares issued for purchase acquisition
   (53,976 shares)                                  5        2,157                                                   2,162

--------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 2006                   $    906   $  120,393   $   72,911   $       (8,062)  $   (1,362)  $  184,822
==========================================================================================================================

--------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 2007                  $    989   $  158,203   $   44,429   $      (12,487)  $   (1,514)  $  189,620
--------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
    Net Income                                                            5,781                                      5,781
    Other comprehensive income                                                               749                       749
                                                                                                                ----------
            Total Comprehensive Income                                                                               6,530

Cash dividends ($0.30 per share)                                         (2,948)                                    (2,948)
Exercise of stock options and related
    tax benefit (16,531 shares, net)                2          116                                                     118
Common stock repurchased and returned to
   unissued status (63,700 shares)                 (7)      (2,707)                                                 (2,714)
Directors deferred compensation plan
   (1,419 shares, net)                                          63                                        (63)           0
Stock-based compensation expense                               188                                                     188
Cumulative effect adjustment - adoption of
   SFAS 159                                                              (1,522)           1,522                         0

--------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 2007                   $    984   $  155,863   $   45,740   $      (10,216)  $   (1,577)  $  190,794
==========================================================================================================================

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

2. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included in this quarterly report have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. In the application of certain accounting policies management is required to make assumptions regarding the effect of matters that are inherently uncertain. These estimates and assumptions affect the reported amounts of certain assets, liabilities, revenues, and expenses in the unaudited condensed consolidated financial statements. Different amounts could be reported under different conditions, or if different assumptions were used in the application of these accounting policies. The accounting policies that management considers critical in this respect are the determination of the allowance for loan/lease losses, and the expenses and liabilities associated with the Company's pension and post-retirement benefits.

In management's opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The Company elected to early adopt Statement of Financial Accounting Standards ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and SFAS No. 157, Fair Value Measurements, effective January 1, 2007. Other than the adoption of these two accounting pronouncements, there have been no significant changes to the Company's accounting policies from those presented in the 2006 Annual Report on Form 10-K.

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

3. ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet. SFAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement No. 157. The Company elected to early adopt SFAS 159, effective January 1, 2007.

The Company elected to apply the fair value option for certain securities within its available-for-sale portfolio with an aggregate cost basis of $65.9 million and an aggregate book value of $63.4 million as of the January 1, 2007 date of adoption. Included in the $65.9 million were $40.6 million of U.S. Government agencies and $25.4 million of mortgage-backed securities and collateralized mortgage obligations. As of March 31, 2007, U.S. Government agency securities totaled $217.5 million and mortgage-backed securities and collateralized mortgage obligations totaled $349.8 million. The Company selected these securities based upon yield and average remaining life. The securities selected had yields of less than 4.0% and average lives greater than 1.5 years. As a result, the cumulative unrealized loss related to these available-for-sale securities of $2.5 million is recorded directly in the Company's financial statements as a cumulative-effect adjustment, net of tax, to retained earnings. This net of tax amount of $1.5 million was previously included within accumulated other comprehensive loss as of December 31, 2006, based on the Company's ability and intent to hold these securities to recovery. The Company changed its intent with respect to these securities to enable the Company to record the losses directly to retained earnings rather than current income based on the transition provided and after evaluating various alternative investments that could have improved returns and met certain liquidity objectives that more closely match the Company's needs. At March 31, 2007, these securities are reported as trading securities on the Company's Consolidated Statements of Condition. The Company recognized a pre-tax gain of approximately $452,000 in the first quarter of 2007, representing the change in fair value of these securities since adoption of SFAS 159 on January 1, 2007. The Company determined fair value using independently quoted market prices. Interest income on trading securities is recognized when earned and included on the Company's Consolidated Statements of Income in "Interest and Dividend Income Trading Securities."

In April 2007, Tompkins initiated a securities portfolio restructuring transaction whereby it sold the approximately $62 million in securities that were carried in the Company's trading portfolio subsequent to the adoption of SFAS 159. The Company realized a pre-tax loss of approximately $200,000 on the disposal of these securities in the second quarter of 2007. Proceeds from the sale are expected to be reinvested in securities that provide for a higher yield for accounting purposes that will reflect an improvement in the Company's liquidity and interest rate risk exposure position, although no change in cash yield received. Substantially all of the reinvested proceeds will be carried in the Company's trading portfolio.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company elected to adopt SFAS 157 effective January 1, 2007.

                                                      FAIR VALUE MEASUREMENTS AT MARCH 31, 2007 USING
                                                  -------------------------------------------------------
                                                         QUOTED PRICES                        SIGNIFICANT
                                                     IN ACTIVE MARKETS   SIGNIFICANT OTHER   UNOBSERVABLE
                                                  FOR IDENTICAL ASSETS   OBSERVABLE INPUTS         INPUTS
(In thousands)                        03/31/07               (LEVEL 1)           (LEVEL 2)      (LEVEL 3)
---------------------------------------------------------------------------------------------------------
Trading securities                   $   62,205             $   62,205          $        0     $        0
Available-for-sale securities           631,315                570,997              58,252          2,066

=========================================================================================================

The change in the book value of the $2.1 million of available-for-sale securities valued using significant unobservable inputs (Level 3), between January 1, 2007 and March 31, 2007 was immaterial.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statement No. 133 and 140 ("SFAS 155"). SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation,
(iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective on January 1, 2007. The Company's adoption of SFAS 155 did not have a material impact on the Company's results of operations and financial condition.

On March 17, 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 ("SFAS 156"). SFAS 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125 ("SFAS 140"). SFAS 156 permits entities to subsequently measure servicing rights at fair value and report changes in fair value in earnings rather than amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment or the need for an increased obligation as required under SFAS 140. Entities that elect to subsequently measure their servicing rights at fair value may no longer find it necessary to qualify for and apply the provisions of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," to achieve an income statement effect similar to the application of hedge accounting for instruments used to manage the effect of interest rate changes on servicing rights.

SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company's adoption of SFAS 156 effective January 1, 2007, did not have a material impact on the Company's financial condition, results of operations or cash flows.

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No 109 ("FIN 48"). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also establishes a two-step evaluation process for tax positions, recognition and measurement. For recognition, a determination is made whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company's adoption of FIN 48 on January 1, 2007, did not have a material impact on the consolidated financial position, results of operations or cash flows.

As of March 31, 2007 and January 1, 2007, the Company did not have any significant unrecognized tax benefits. The Company's policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income. The amount of interest and penalties for the three months ended March 31, 2007 was immaterial. The tax years open to examination by Federal taxing authorities are 2003 through 2006, and the tax years open to State taxing authorities are 2001 through 2006.

In September 2006, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion ("APB") No. 12, "Omnibus Opinion -- 1967." The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The provisions of Issue 06-04 should be applied through either a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. The Company does not expect the adoption of the provisions of Issue 06-04 to have a material effect on the Company's financial position or results of operations.

In September 2006, the EITF also reached a final consensus on Issue 06-05, Accounting for Purchases of Life Insurance -- Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4. The consensus concludes that in determining the amount that could be realized under an insurance contract accounted for under FASB Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance," the policyholder should (1) consider any additional amounts included in the contractual terms of the policy;
(2) assume the surrender value on a individual-life by individual-life policy basis; and (3) not discount the cash surrender value component of the amount that could be realized when contractual restrictions on the ability to surrender a policy exist. Issue 06-05 is effective for fiscal years beginning after December 15, 2006. The consensus in Issue 06-05 should be adopted through either
(1) a change in accounting principle through a cumulative-effect adjustment to retained earning as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. At March 31, 2007, the Company had bank owned life insurance policies with a carrying value of $25.9 million. The Company's does not anticipate that the adoption of the provisions of Issue 06-05 will have a material effect on the Company's financial position or results of operations.

4. EARNINGS PER SHARE

The Company follows the provisions of SFAS No. 128, Earnings Per Share ("EPS"). A computation of Basic EPS and Diluted EPS for the three-month periods ending March 31, 2007 and 2006 is presented in the table below.

--------------------------------------------------------------------------------------------------------------------
                                                                                          WEIGHTED
                                                                                           AVERAGE          PER
THREE MONTHS ENDED MARCH 31, 2007                                         NET INCOME       SHARES          SHARE
(in thousands except share and per share data)                            (Numerator)   (Denominator)      AMOUNT
--------------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to holders of common stock                              $      5,781       9,846,679   $       0.59

Effect of dilutive securities:
Stock options                                                                                 101,136

Diluted EPS:
Income available to holders of common stock plus assumed conversions     $      5,781       9,947,815   $       0.58
====================================================================================================================

The effect of dilutive securities calculation for March 31, 2007 excludes stock options covering 287,539 shares of common stock because they are anti-dilutive.

--------------------------------------------------------------------------------------------------------------------
                                                                                         WEIGHTED
                                                                                          AVERAGE           PER
THREE MONTHS ENDED MARCH 31, 2006                                         NET INCOME       SHARES          SHARE
(In thousands except share and per share data)                            (Numerator)   (Denominator)      AMOUNT
--------------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to holders of common stock                              $      6,397       9,940,364   $       0.64

Effect of dilutive securities:
Stock options                                                                                 137,794

Diluted EPS:
Income available to holders of common stock plus assumed conversions     $      6,397      10,078,158   $       0.63
====================================================================================================================

The effect of dilutive securities calculation for March 31, 2006 excludes stock options covering 256,685 shares of common stock because they are anti-dilutive.

5. COMPREHENSIVE INCOME

                                                                           THREE MONTHS ENDED
                                                                         -----------------------
(In thousands)                                                           03/31/2007   03/31/2006
------------------------------------------------------------------------------------------------
Net income                                                               $    5,781   $    6,397
------------------------------------------------------------------------------------------------
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during period                       668       (1,754)
  Less: reclassification adjustment for gains included in net income             14            0
Postretirement benefit plans:
  Amortization of previously recorded benefit plan amounts                       95            0
                                                                         ----------   ----------
Other comprehensive income (loss)                                               749       (1,754)
------------------------------------------------------------------------------------------------
Total comprehensive income                                               $    6,530   $    4,643
================================================================================================

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

COMPONENTS OF NET PERIOD BENEFIT COST

                                                    PENSION BENEFITS          LIFE AND HEALTH            SERP BENEFITS
                                                   THREE MONTHS ENDED        THREE MONTHS ENDED        THREE MONTHS ENDED
                                                 -----------------------   -----------------------   -----------------------
(In thousands)                                   03/31/2007   03/31/2006   03/31/2007   03/31/2006   03/31/2007   03/31/2006
----------------------------------------------------------------------------------------------------------------------------
Service cost                                     $      399   $      450   $       27   $       13   $       32   $       45
Interest cost                                           501          465           75           64          116           99
Expected return on plan assets for the period          (744)        (690)           0            0            0            0
Amortization of transition liability                      0            0           17           18            0            0
Amortization of prior service cost                      (27)         (33)           0            0           23           10
Amortization of net loss                                123          181            0            0           22           28
----------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                        $      252   $      373   $      119   $       95   $      193   $      182
============================================================================================================================

The Company realized approximately $95,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive income.

The Company previously disclosed in its audited consolidated financial statements for the year ended December 31, 2006, contained in the Company's Annual Report on Form 10-K, that although the Company is not required to contribute to the pension plan in 2007, it may voluntarily contribute to the pension plan in 2007. There was no contribution to the pension plan through the first three months of 2007.

7. FINANCIAL GUARANTEES

Financial Accounting Standards Board ("FASB") Interpretation No. 45 (FIN No.
45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 requires certain disclosures and potential liability recognition for the fair value at issuance of guarantees that fall within its scope. Based upon management's interpretation of FIN No. 45, the Company currently does not issue any guarantees that would require liability recognition under FIN No. 45, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of March 31, 2007, the Company's maximum potential obligation under standby letters of credit was $52.8 million. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate losses as a result of these transactions.

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

                                                      AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2007
-------------------------------------------------------------------------------------------------------------
                                                                   FINANCIAL
(in thousands)                                       BANKING        SERVICES     INTERCOMPANY    CONSOLIDATED
-------------------------------------------------------------------------------------------------------------
Interest income                                    $     31,867   $         68   $         (1)   $     31,934
Interest expense                                         14,376              1             (1)         14,376
-------------------------------------------------------------------------------------------------------------
                             Net interest income         17,491             67              0          17,558
-------------------------------------------------------------------------------------------------------------
Provision for loan losses                                   471              0              0             471
Noninterest income                                        4,349          6,130            (29)         10,450
Noninterest expense                                      14,632          4,494            (29)         19,097
-------------------------------------------------------------------------------------------------------------
                      Income before income taxes          6,737          1,703              0           8,440
-------------------------------------------------------------------------------------------------------------
Minority interest                                            33              0              0              33
Provision for income taxes                                2,006            620              0           2,626
-------------------------------------------------------------------------------------------------------------
                                      Net Income   $      4,698   $      1,083   $          0    $      5,781
=============================================================================================================

-------------------------------------------------------------------------------------------------------------
Depreciation and amortization                      $        995   $         97   $          0    $      1,092

Assets                                                2,257,077         25,745         (2,659)      2,280,163

Goodwill                                                  5,377         15,852              0          21,229

Other intangibles                                         1,573          2,289              0           3,862

Loans, net                                            1,321,981          3,491              0       1,325,472

Deposits                                              1,810,080          2,328         (2,664)      1,809,744

Equity                                                  169,690         21,421              0         191,111
=============================================================================================================

                                                       AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2006
-------------------------------------------------------------------------------------------------------------
                                                                   FINANCIAL
(in thousands)                                       BANKING        SERVICES     INTERCOMPANY    CONSOLIDATED
-------------------------------------------------------------------------------------------------------------
Interest income                                    $     28,949   $         75   $         (2)   $     29,022
Interest expense                                         10,301              4             (2)         10,303
-------------------------------------------------------------------------------------------------------------
                             Net interest income         18,648             71              0          18,719
-------------------------------------------------------------------------------------------------------------
Provision for loan losses                                   459              0              0             459
Noninterest income                                        3,882          5,043            (28)          8,897
Noninterest expense                                      14,374          3,567            (28)         17,913
-------------------------------------------------------------------------------------------------------------
                      Income before income taxes          7,697          1,547              0           9,244
-------------------------------------------------------------------------------------------------------------
Minority interest                                            33              0              0              33
Provision for income taxes                                2,437            377              0           2,814
-------------------------------------------------------------------------------------------------------------
                                      Net Income   $      5,227   $      1,170   $          0    $      6,397
=============================================================================================================

-------------------------------------------------------------------------------------------------------------
Depreciation and amortization                      $        976   $         51   $          0    $      1,026

Assets                                                2,112,816         21,824         (1,943)      2,132,697

Goodwill                                                  5,377         11,327              0          16,704

Other intangibles                                         1,747          1,399              0           3,146

Loans, net                                            1,241,825          3,783              0       1,245,608

Deposits                                              1,702,777          2,436         (1,927)      1,703,286

Equity                                                  168,943         15,879              0         184,822
=============================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

Tompkins Trustco, Inc. ("Tompkins" or the "Company") is a registered financial holding company incorporated in 1995 under the laws of the State of New York and its common stock is listed on the American Stock Exchange (Symbol: TMP). Tompkins is headquartered at The Commons, Ithaca, New York. Tompkins is the corporate parent of three community banks; Tompkins Trust Company ("Trust Company"), The Bank of Castile and The Mahopac National Bank ("Mahopac National Bank"); an insurance agency, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"); and a fee-based financial planning and wealth management firm, AM&M Financial Services, Inc. ("AM&M"). Unless the context otherwise requires, the term "Company" refers collectively to Tompkins Trustco, Inc. and its subsidiaries.

The Company has identified two business segments, banking and financial services. Financial services activities include the results of the Company's trust, financial planning and wealth management and broker-dealer services, and its risk management operations. All other activities are considered banking. Information about the Company's business segments is included in Note 8, "Segment and Other Related Information," in Notes to Unaudited Condensed Consolidated Financial Statements.

Banking services consist primarily of attracting deposits from the areas served by the community bank subsidiaries' 38 banking offices and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans (including commercial loans collateralized by real estate), and leases. The Company's principal expenses are interest on deposits, interest on borrowings, and operating and general administrative expenses, as well as provisions for loan/lease losses. Funding sources, other than deposits, include borrowings, securities sold under agreements to repurchase, and cash flow from lending and investing activities.

The Company provides trust and investment services through Tompkins Investment Services, a division of Trust Company, and investment services through AM&M. Tompkins Investment Services, with office locations at all three of the Company's subsidiary banks, provides a full range of money management services, including investment management accounts, custody accounts, trusts, retirement plans and rollovers, estate settlement, and financial planning. AM&M provides fee-based financial planning for small business owners, professionals and corporate executives and other individuals with complex financial needs. AM&M also provides wealth management services and operates a broker-dealer subsidiary, which is a leading outsourcing company for financial planners and investment advisors. The Company also expanded its retail brokerage services in 2006.

The Company provides property and casualty insurance services through Tompkins Insurance and life, long-term care and disability insurance through AM&M. Tompkins Insurance is headquartered in Batavia, New York, and offers property and casualty insurance to individuals and businesses primarily in Western New York. Over the past several years, Tompkins Insurance has acquired smaller insurance agencies generally in the market areas serviced by the Company's banking subsidiaries. Tompkins Insurance offers services to customers of the Company's banking subsidiaries by sharing offices with The Bank of Castile and The Trust Company. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York, and two stand-alone offices in Tompkins County. AM&M operates a subsidiary that creates customized risk management plans using life, disability and long-term care insurance products.

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

The banking industry is highly competitive, as deregulation has opened the industry to nontraditional commercial banking companies. Competition for commercial banking and other financial services is strong in the Company's market area. Competition includes other commercial banks, savings and loan associations, credit unions, finance companies, Internet-based financial services companies, mutual funds, insurance companies, brokerage and investment companies, and other financial intermediaries. The Company differentiates itself from its competitors through its full complement of banking and related financial services, and through its community commitment and involvement in its primary market areas, as well as its commitment to quality and personalized banking services. Banking and financial services are also highly regulated. As a financial holding company of three community banks, the Company is subject to examination and regulation by the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of the Comptroller of Currency, and the New York State Banking Department. Additionally, the Company is subject to examination and regulation from the New York State Insurance Department, the Securities and Exchange Commission and the National Association of Securities Dealers.

Other external factors affecting the Company's operating results are market rates of interest, the condition of financial markets, and both national and regional economic conditions. The interest rate environment of rising short-term rates and flat to lower longer-term rates has pressured the performance of the banking subsidiaries over the past several years. Growth in loans and deposits as well as continued efforts to expand fee-based businesses have helped to offset the pressures of the current interest rate environment. The Company's community bank subsidiaries operate, in the aggregate, 38 banking offices, including one limited-service office, serving communities in many upstate New York markets. Economic climates in these markets vary by region.

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the first quarter ended March 31, 2007. It should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, and the unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q.

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

CRITICAL ACCOUNTING POLICIES

In the course of the Company's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Company. Some of these policies are more critical than others. Management considers the accounting policy relating to the allowance for loan/lease losses (reserve) to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Company's results of operations.

The Company has developed a methodology to measure the amount of estimated loan loss exposure inherent in the loan portfolio to ensure that an adequate reserve is maintained. The methodology includes an estimate of exposure for the following: specifically reviewed and graded loans, historical loss experience by product type, past due and nonperforming loans, and other internal and external factors such as local and regional economic conditions, growth trends, and credit policy and underwriting standards. The methodology includes a review of loans considered impaired in accordance with the Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as well as other commercial loans and commercial mortgage loans that are evaluated using an internal rating system. An estimated exposure amount is assigned to these internally reviewed credits based upon a review of the borrower's financial condition, payment history, collateral adequacy, and business conditions. For commercial loans and commercial mortgage loans not specifically reviewed, and for more homogenous loan portfolios such as residential mortgage loans and consumer loans, estimated exposure amounts are assigned based upon historical loss experience as well as past due status. Lastly, additional allowances are maintained based upon management judgment and assessment of other quantitative and qualitative factors such as regional and local economic conditions and portfolio growth trends.

Since the methodology is based upon historical experience and trends as well as management's judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, and changes in local property values. While management's evaluation of the allowance for loan/lease losses as of March 31, 2007, considers the allowance to be adequate, under adversely different conditions or assumptions, the Company would need to increase the allowance.

Another critical accounting policy is the policy for pensions and other post-retirement benefits. The calculation of the expenses and liabilities related to pensions and post-retirement benefits requires estimates and assumptions of key factors including, but not limited to, discount rate, return on plan assets, future salary increases, employment levels, employee retention, and life expectancies of plan participants. The Company employs an actuarial firm in making these estimates and assumptions. Changes in these assumptions due to market conditions, governing laws and regulations, or Company specific circumstances may result in material changes to the Company's pension and other post-retirement expenses and liabilities.

All accounting policies are important and the reader of the Company's financial statements should review these policies, described in Note 1 to the notes to consolidated financials statements to the Company's audited consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, to gain a greater understanding of how the Company's financial performance is reported.

OVERVIEW
Net income for the first quarter of 2007 was $5.8 million or $0.58 per diluted share, down from $6.4 million or $0.63 per diluted share for the same period in 2006. Return on average assets (ROA) for the quarter ended March 31, 2007, was 1.05% compared to 1.22% for the quarter ended March 31, 2006. Return on average shareholders' equity (ROE) for the first quarter of 2007 was 12.39%, compared to 14.02% for the same period in 2006. ROA and ROE were negatively affected by a compressed net interest margin as well as the growth in average assets and average shareholders' equity exceeding growth in net income.

Total revenues, consisting of net interest income and noninterest income, were up 1.4% in the first quarter of 2007 over the same period last year, as growth in noninterest income more than offset lower net interest income. Net interest income for three months ended March 31, 2007, was down $1.2 million or 6.2% compared to the same period in 2006, as higher funding costs more than offset increased interest income resulting from the growth in average earnings assets and improved asset yields. Higher short-term rates contributed to the growth in funding costs, while the inverted yield curve (evidencing an interest rate environment with lower yields on long-term as opposed to short-term assets) has constrained the yields of longer-term assets. The net interest margin was 3.55% in the first quarter of 2007, compared to 3.64% in the fourth quarter of 2006, and 4.02% in the first quarter of 2006.

Noninterest income was up 17.5% in the first quarter of 2007 from the same period prior year, driven by growth in investment services income and insurance commissions and fees. Insurance commissions and fees benefited from the acquisition of four insurance agencies in 2006, while investment services income benefited from core growth and the expansion of retail brokerage services in early 2006. Noninterest income also includes a $452,000 pre-tax gain, reflecting the change in fair value on securities designated as trading securities with the adoption of SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), effective January 1, 2007. For additional information on the adoption of SFAS 159, refer to Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements. Noninterest expenses were up 6.6% over the first quarter of 2006. The increase in the first quarter was primarily in compensation and benefits related expenses and premises and fixed asset expenses, both of which were impacted by business expansion initiatives that included insurance agency acquisitions, expansion of retail brokerage services, and the expansion of banking offices.

Nonperforming assets were $7.7 million at March 31, 2007, up from $3.9 million a year ago. The increase is mainly due to the addition of a $4.1 million nonperforming commercial relationship, of which approximately $3.7 million is 90% guaranteed by a government agency. For the first quarter 2007, net charge-offs were $276,000, down from $333,000 in the first quarter 2006.

RESULTS OF OPERATIONS

NET INTEREST INCOME
The following table illustrates the trend in average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. The Company earned taxable-equivalent net interest income of $18.2 million for the three months ended March 31, 2007, a decrease of 6.7% from the same period in 2006. The decrease in taxable-equivalent net interest income as compared to the same period in 2006 is mainly a result of funding costs increasing at a faster rate than yields on average earning assets. The yield on average earning assets was up 21 basis points to 6.36% in the first quarter over the corresponding period in 2006, while the cost of funds increased by 83 basis points to 3.49% over the same period. The Company has been able to partially offset the impact of the margin compression on net interest income by growing average earning assets and average noninterest bearing deposits.

Taxable-equivalent interest income was up $2.8 million or 9.3% for the first quarter of 2007 over the comparable period in 2006, driven by an increase in loan and investment volumes and yields. Average loan balances were up $64.6 million or 5.1% in the first quarter 2007 over the first quarter 2006, while average loan yields were up 20 basis points to 7.15%. Loan growth was primarily in the commercial real estate, commercial and industrial, and residential real estate portfolios. Loan yields on commercial and industrial loans, and commercial real estate loans benefited from increases in benchmark market interest rates. Since the first quarter of 2006, the prime interest rate increased by 100 basis points to 8.25%. Home equity loan yields were also higher due to the variable rate nature of these products. Average investment balances were up $37.6 million or 5.4% in the first quarter 2007 over the same quarter in 2006, while average yields were up 24 basis points to 4.95%.

Increases in taxable-equivalent interest income were more than offset by higher funding costs driven by the increase in short-term market interest rates and competitive market conditions. The average rate paid on deposits during the first quarter of 2007 of 3.37%, was 88 basis points higher than the average rate paid in the same period of 2006. Rates on time deposits moved higher with the rise in short-term rates and resulted in an increased volume of these deposits. Average time deposit balances increased $80.6 million or 12.5% to $725.8 million at March 31, 2007, from $645.2 million at March 31, 2006. The Company was able to offset some of the impact of higher deposit rates by growing average noninterest bearing deposits to $339.3 million, up 1.6% over average balances for 2006.

          AVERAGE CONSOLIDATED BALANCE SHEET AND NET INTEREST ANALYSIS

                                                         YEAR TO DATE PERIOD ENDED                  YEAR TO DATE PERIOD ENDED
                                                                   MAR-07                                     MAR-06
----------------------------------------------------------------------------------------------------------------------------------
                                                    Average                                    Average
                                                    Balance                      Average       Balance                   Average
(Dollar amounts in thousands)                        (YTD)         Interest     Yield/Rate      (YTD)       Interest    Yield/Rate
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
     Certificates of deposit with other banks     $      8,393   $         91         4.40%  $     5,780   $       57         4.00%
     Securities (1)
         U.S. Government securities                    527,268          6,227         4.79%      538,855        5,826         4.38%
         Trading securities                             62,786            569         3.68%            0            0         0.00%
         State and municipal (2)                       103,929          1,562         6.10%      131,049        1,903         5.89%
         Other securities (2)                           36,619            564         6.25%       23,120          320         5.61%
                                                  --------------------------------------------------------------------------------
         Total securities                              730,602          8,922         4.95%      693,024        8,049         4.71%
     Federal funds sold                                  7,978             96         4.88%          456            5         4.45%
     Loans, net of unearned income (3)
          Real estate                                  896,700         14,954         6.76%      851,336       13,710         6.53%
          Commercial loans (2)                         340,429          6,906         8.23%      302,373        5,864         7.87%
          Consumer loans                                81,429          1,413         7.04%       97,889        1,900         7.87%
          Direct lease financing                        10,374            160         6.25%       12,741          195         6.21%
                                                  --------------------------------------------------------------------------------
          Total loans, net of unearned income        1,328,932         23,433         7.15%    1,264,339       21,669         6.95%
                                                  --------------------------------------------------------------------------------
          Total interest-earning assets              2,075,905         32,542         6.36%    1,963,599       29,780         6.15%
                                                  --------------------------------------------------------------------------------

Other assets                                           158,302                                   155,063
                                                  ------------                               -----------
          Total assets                            $  2,234,207                               $ 2,118,662
                                                  ============                               ===========

----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES & SHAREHOLDERS' EQUITY
Deposits
     Interest-bearing deposits
          Interest bearing checking, savings,
                 & money market                        699,810          3,233         1.87%      705,709        2,341         1.35%
          Time deposits > $100,000                     356,746          4,419         5.02%      299,616        2,944         3.98%
          Time deposits < $100,000                     345,275          3,900         4.58%      304,682        2,575         3.43%
          Brokered time deposits < $100,000             23,791            293         4.99%       40,941          433         4.29%
                                                  --------------------------------------------------------------------------------
          Total interest-bearing deposits            1,425,622         11,845         3.37%    1,350,948        8,293         2.49%

Federal funds purchased & securities sold under
          agreements to repurchase                     196,353          1,963         4.05%      157,469        1,311         3.38%
Other borrowings                                        49,557            568         4.65%       63,956          699         4.43%
                                                  --------------------------------------------------------------------------------
     Total interest-bearing liabilities              1,671,532         14,376         3.49%    1,572,373       10,303         2.66%

Noninterest bearing deposits                           339,302                                  333,883
Accrued expenses and other liabilities                  32,972                                   25,822
                                                  ------------                               -----------
     Total liabilities                               2,043,806                                1,932,078

Minority interest                                        1,467                                    1,466

Shareholders' equity                                   188,934                                  185,118
                                                  ------------                               -----------
     Total liabilities and shareholders' equity   $  2,234,207                               $ 2,118,662
                                                  ============                               ===========

Interest rate spread                                                                  2.87%                                   3.49%
                                                                 -------------------------                 -----------------------
  Net interest income/margin on earning assets                   $     18,166         3.55%                $   19,477         4.02%

Tax equivalent adjustment                                                (608)                                   (758)
                                                                 ------------                              ----------
  Net interest income per consolidated
       Financial statements                                      $     17,558                              $   18,719
==================================================================================================================================

(1) Average balances and yields exclude unrealized gains and losses on available-for-sale securities.
(2) Interest income includes the effects of taxable-equivalent adjustments using a blended Federal and State income tax rate of 40% to increase tax exempt interest income to a taxable-equivalent basis.
(3) Nonaccrual loans are included in the average loans totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in
     Note 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

PROVISION FOR LOAN/LEASE LOSSES
The provision for loan/lease losses represents management's estimate of the expense necessary to maintain the allowance for loan/lease losses at an adequate level. For the first quarter of 2007, the provision for loan/lease losses was $471,000, compared to $459,000 for the same period in 2006. Net charge-offs were $276,000 for the first quarter of 2007 compared to $333,000 for the first quarter of 2006. Nonperforming loans and leases were $7.4 million, or 0.55% of total loans and leases at March 31, 2007, compared to $3.2 million, or 0.25% of total loans and leases at March 31, 2006. The increase in nonperforming loans is mainly due to the inclusion of one commercial relationship totaling $4.1 million. Approximately $3.7 million of this relationship has a 90% guarantee of an agency of the U.S. government. The allowance for loan/lease losses as a percentage of period end loans was 1.08% at March 31, 2007, compared 1.10% at March 31, 2006.

NONINTEREST INCOME
Management considers noninterest income an important driver of long-term revenue growth and a way to reduce earnings volatility that may result from changes in general market interest rates. Noninterest income for the three months ended March 31, 2007, was $10.5 million, an increase of 17.5% from the same period in 2006. Insurance commissions and fees and investment services income accounted for the majority of the growth in noninterest income. For the first quarter of 2007, noninterest income represented 37.3% of total revenue, compared to 32.2% for the same period in 2006.

Investment services generated $3.5 million of revenue in the first quarter of 2007, an increase of 21.3% over revenue of $2.9 million in the first quarter of 2006. Investment services reflects income from Tompkins Investment Services ("TIS"), a division within Tompkins Trust Company, and AM&M. Investment services income includes: trust services, financial planning, wealth management services, and brokerage related services. TIS generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing investments in employee benefits plans. TIS also oversees retail brokerage activities in the Company's banking offices. TIS generated revenues of $1.7 million in the first quarter of 2007, an increase of $206,000 or 13.6% over the same period in 2006. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market has a considerable impact on fee income. The market value of assets managed by, or in custody of, TIS was $1.7 billion at March 31, 2007, up 8.0% from $1.5 billion at March 31, 2006. These figures include $503.8 million and $476.3 million, respectively, of Company-owned securities of which TIS is custodian. Trends for new business in trust and investment services remain positive.

AM&M generated revenues of $1.8 million, an increase of 30.0% over revenues of $1.3 million in the first quarter of 2006, driven by growth in wealth management business and brokerage services. AM&M provides fee-based financial planning services, wealth management services, and brokerage services to independent financial planners and investment advisors.

Insurance commissions and fees were $2.7 million for the first three months of 2007, up 23.1% from the $2.2 million for the same period in 2006. Revenue growth was in both commercial and personal business lines. Tompkins Insurance acquired four insurance agencies in 2006, which contributed to the year-over-year growth in revenues. AM&M generated insurance commissions and fees of $93,000 in the first quarter of 2007, down from $136,000 in the first quarter of 2006. AM&M offers customized risk management plans using life, disability and long-term care insurance products.

Service charges on deposit accounts of $1.9 million for the first three months of 2007 were flat compared to the same period in 2006. The largest component of this category is overdraft fees, which is largely driven by customer activity. A key factor affecting overdraft income is check volume, which has been trending downward as a result of increased debit card volumes and other electronic payment methods.

Card services income of $798,000 for the three months ended March 31, 2007, was up 15.7% from $690,000 in the first three months of 2006. Debit card fees, interchange fees on credit cards and ATM fees were all up in first quarter of 2007 over the same period in 2006.

The Company recognized a pre-tax gain of approximately $452,000 in the first quarter of 2007 related to the Company's adoption of SFAS 159, effective as of January 1, 2007. The pre-tax gain represents the change in fair value of securities identified as trading securities between the adoption of SFAS 159 on January 1, 2007 and March 31, 2007. In April 2007, Tompkins initiated a securities portfolio restructuring transaction whereby it sold the approximately $62 million in securities that were carried in the Company's trading portfolio subsequent to the adoption of SFAS 159. The Company realized a pre-tax loss of approximately $200,000 on the disposal of these securities in the second quarter. Proceeds from the sale are expected to be reinvested in higher-yielding securities that will also improve the Company's liquidity and interest rate risk exposure position. Substantially all of the reinvested proceeds will be carried in the Company's trading portfolio.

Noninterest income for the first three months of 2007 includes $272,000 of income relating to increases in the cash surrender value of corporate owned life insurance (COLI). This compares to $306,000 for the same period in 2006. The COLI relates to life insurance policies covering certain senior officers of the Company. The Company's average investment in COLI was $25.7 million for the three-month period ended March 31, 2007, compared to $27.3 million for the same period in 2006. Although income associated with the insurance policies is not included in interest income, the COLI produced a tax-equivalent return of 7.15% for the first three months of 2007, compared to 7.57% for the same period in 2006.

Other income for the first quarter of 2007 was down $172,000 compared to the same period in 2006. The decrease was mainly a result of losses on the disposition/retirement of fixed assets.

NONINTEREST EXPENSES
Total noninterest expenses were $19.1 million for the first three months of 2007, an increase of 6.6% over noninterest expenses of $17.9 million for the same period in 2006. The increase in the first quarter was primarily in compensation and benefits related expenses and premises and fixed asset expenses, both of which were impacted by business expansion initiatives that included insurance agency acquisitions, expansion of retail brokerage services, and the expansion of banking offices.

Personnel-related expenses comprise the largest segment of noninterest expense, representing 59.2% of noninterest expense for the first three months of 2007 compared to 59.3% of noninterest expense for the first three months of 2006. The 6.4% increase in personnel-related expenses year-over-year was primarily a result of higher salaries and wages and benefits related to an increase in average full time equivalent employees (FTEs), from 648 at March 31, 2006, to 682 at March 31, 2007, and annual salary adjustments. The increase in average FTEs is a result of the staffing requirements at the Company's newer offices and four insurance agency acquisitions by Tompkins Insurance in 2006. Healthcare expenses were also up over the same period in 2006.

Expenses related to bank premises and furniture and fixtures totaled $2.5 million for the first three months of 2007, an increase of 15.7% over the same period last year. Additions to the Company's branch network, insurance agency acquisitions, as well as higher real estate taxes, insurance and utility costs contributed to the increased expenses for bank premises and furniture and fixtures year-over-year.

Professional fees totaled $571,000 in the first quarter of 2007 compared to $363,000 in the first quarter of 2006. In the first quarter of 2007, the Company engaged a consulting group to assist management in continuing to identify and implement profit improvement initiatives designed to reduce expenses and increase revenue. Management is encouraged by the preliminary results of this effort and expects to begin implementation in the second quarter. The overall financial impact on second quarter results is expected to be modest, as implementation expenses will largely offset profit improvement gains during the quarter. Management expects these efforts to begin having a positive impact on financial results in the second half of 2007.

Cardholder expenses were down $116,000 or 33.0% to $235,000, driven by the fourth quarter 2006 sale of the Company's credit card portfolio.

INCOME TAX EXPENSE
The provision for income taxes provides for Federal and New York State income taxes. The provision for the three months ended March 31, 2007, was $2.6 million, compared to $2.8 million for the same period in 2006. The Company's effective tax rate for the first three months of 2007 was 31.1%, compared to 30.4% for the same period in 2006. The increase in the effective rate in 2007 compared with 2006 is due to lower levels of tax-advantaged income, such as income from investments in municipal bonds.

FINANCIAL CONDITION
Total assets were $2.3 billion at March 31, 2007, up 3.1% over December 31, 2006, and up 6.9% over March 31, 2006. Asset growth over the fourth quarter of 2006 included a $35.4 million increase in the carrying value of securities, a $17.3 million increase in cash and equivalents, and a $13.7 million increase in total loans and leases. With the adoption of SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective January 1, 2007, the Company identified $63.4 million of securities within its available-for-sale securities portfolio and elected the fair value measurement option for these securities. These securities are reported on the Condensed Consolidated Statements of Condition as trading securities. Deposits were up $100.3 million in the first three months of 2007, to $1.8 billion at March 31, 2007. Deposit growth from December 31, 2006 included $79.5 million in time deposits and $43.5 million in interest checking, savings and money markets deposits. Growth in municipal deposits contributed to the increase in these deposit categories. Noninterest bearing deposits were down $22.7 million. Other borrowings decreased $39.6 million from year-end 2006 to $46.3 million at March 31, 2007 as the Company used deposit growth to reduce short-term borrowings with the Federal Home Loan Bank.

CAPITAL
Total shareholders' equity totaled $191.1 million at March 31, 2007, an increase of $1.5 million from December 31, 2006. Additional paid-in capital decreased by $2.3 million, from $158.2 million at December 31, 2006, to $155.9 million at March 31, 2007, reflecting the effects of repurchases of the Company's common stock, partially offset by the exercise of stock options and stock-based compensation expense. The Company repurchased 63,700 shares of its common stock for $2.7 million during the quarter ended March 31, 2007. Retained earnings increased $1.3 million from $44.4 million at December 31, 2006, to $45.7 million at March 31, 2007, reflecting net income of $5.8 million less dividends paid of $2.9 million and a cumulative-effect adjustment related to the adoption of SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities" of $1.5 million. Accumulated other comprehensive loss decreased by nearly $2.6 million between December 31, 2006 and March 31, 2007, reflecting the effects of the adoption of SFAS 159, a decrease in unrealized losses on available-for-sale securities due to lower market rates, and amounts recognized in other comprehensive income related to postretirement benefit plans. The early adoption of SFAS 159 required that any cumulative unrealized losses or gains related to securities where the fair value option was elected be included in the cumulative-effect adjustment, net of tax.

Cash dividends paid in the first three months of 2007 totaled approximately $2.9 million, representing 51.0% of year-to-date earnings. Cash dividends of $0.30 per share paid during the first quarter of 2006 were up 10.0% over the $0.27 per share paid during the same period in 2006.

On July 18, 2006, the Company's Board of Directors approved a new stock repurchase plan (the "2006 Plan") to replace its 2004 Plan, which expired in July 2006. The 2006 Plan authorizes the repurchase of up to 450,000 additional shares of the Company's outstanding common stock over a two-year period. During the first quarter, the Company repurchased 63,700 shares at an average cost of $42.59. As of March 31, 2007, the Company has repurchased 151,928 shares under the 2006 Plan at an average cost of $43.17.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and its subsidiaries meet all capital adequacy requirements to which they are subject. The table below reflects the Company's capital position at March 31, 2007, compared to the regulatory capital requirements for "well capitalized" institutions.

REGULATORY CAPITAL ANALYSIS - March 31, 2007
----------------------------------------------------------------------------------------------
                                                                           WELL CAPITALIZED
                                                      ACTUAL                 REQUIREMENT
                                             -----------------------   -----------------------
(Dollar amounts in thousands)                  AMOUNT       RATIO        AMOUNT       RATIO
----------------------------------------------------------------------------------------------
Total Capital (to risk weighted assets)      $  193,116         12.8%  $  136,931         10.0%
Tier I Capital (to risk weighted assets)     $  178,593         11.8%  $   82,159          6.0%
Tier I Capital (to average assets)           $  178,593          8.1%  $  105,277          5.0%
==============================================================================================

As illustrated above, the Company's capital ratios on March 31, 2007, remain well above the minimum requirement for well capitalized institutions. As of March 31, 2007, the capital ratios for each of the Company's subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

ALLOWANCE FOR LOAN/LEASE LOSSES AND NONPERFORMING ASSETS
Management reviews the adequacy of the allowance for loan/lease losses (the "allowance") on a regular basis. Management considers the accounting policy relating to the allowance to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the Company's portfolio and the material effect that assumption could have on the Company's results of operations. Factors considered in determining the adequacy of the allowance and the related provision include: management's approach to granting new credit; the ongoing monitoring of existing credits by the internal and external loan review functions; the growth and composition of the loan and lease portfolio; the level and trend of market interest rates; comments received during the course of regulatory examinations; current local economic conditions; past due and nonperforming loan statistics; estimated collateral values; and a historical review of loan and lease loss experience. Based upon consideration of the above factors, management believes that the allowance is adequate to provide for the risk of loss inherent in the current loan and lease portfolio. Activity in the Company's allowance for loan/lease losses during the first three months of 2007 and 2006 is illustrated in the table below.

ANALYSIS OF THE ALLOWANCE FOR LOAN/LEASE LOSSES  (In thousands)
------------------------------------------------------------------------------------------------------
                                                                       MARCH 31, 2007   MARCH 31, 2006
------------------------------------------------------------------------------------------------------
Average Loans and Leases Outstanding Year to Date                      $    1,328,932   $    1,264,339
------------------------------------------------------------------------------------------------------
Beginning Balance                                                              14,328           13,677
------------------------------------------------------------------------------------------------------
Provision for loan/lease losses                                                   471              459
     Loans charged off                                                           (433)            (442)
     Loan recoveries                                                              157              109
------------------------------------------------------------------------------------------------------
Net charge-offs                                                                  (276)            (333)
------------------------------------------------------------------------------------------------------
Ending Balance                                                         $       14,523   $       13,803
======================================================================================================

The allowance represented 1.08% of total loans and leases outstanding at March 31, 2007, down from 1.10% at March 31, 2006. The allowance coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) decreased from 4.3 times at March 31, 2006, to 2.0 times at March 31, 2007. The decrease in this ratio is mainly due to the addition of one large commercial relationship totaling $4.1 million in nonperforming assets at March 31, 2007. Approximately $3.7 million of this relationship has a 90% guarantee of a U.S. government agency. Management is committed to early recognition of loan problems and to maintaining an adequate allowance.

The level of nonperforming assets at March 31, 2007, and 2006, is illustrated in the table below. Nonperforming assets of $7.7 million as of March 31, 2007, were up $3.8 million from nonperforming assets of $3.9 million as of March 31, 2006. Nonperforming assets represented 0.34% of total assets at March 31, 2007, compared to 0.18% at March 31, 2006. Approximately $3.6 million of nonperforming loans at March 31, 2007, were secured by U.S. government guarantees, while $661,000 were secured by one-to-four family residential properties.

NONPERFORMING ASSETS (In thousands)
------------------------------------------------------------------------------------------------------
                                                                       MARCH 31, 2007   MARCH 31, 2006
------------------------------------------------------------------------------------------------------
Nonaccrual loans and leases                                            $        7,358   $        3,055
Loans past due 90 days and accruing                                                10              105
Troubled debt restructuring not included above                                      0               50
------------------------------------------------------------------------------------------------------
     Total nonperforming loans                                                  7,368            3,210
------------------------------------------------------------------------------------------------------
Other real estate, net of allowances                                              345              673
------------------------------------------------------------------------------------------------------
     Total nonperforming assets                                        $        7,713   $        3,883
------------------------------------------------------------------------------------------------------
Total nonperforming loans/leases as a percent of total loans/leases              0.55%            0.25%
------------------------------------------------------------------------------------------------------
Total nonperforming assets as a percentage of total assets                       0.34%            0.18%
======================================================================================================

Potential problem loans/leases are loans/leases that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans/leases as nonperforming at some time in the future. Management considers loans/leases classified as Substandard that continue to accrue interest to be potential problem loans/leases. At March 31, 2007, the Company's internal loan review function had identified 31 commercial relationships totaling $15.1 million, which it has classified as Substandard, which continue to accrue interest. As of December 31, 2006, the Company's internal loan review function had classified 25 commercial relationships as Substandard totaling $19.7 million, which continue to accrue interest. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in aggregate, give management reason to believe that the current risk exposure on these loans is not significant. At March 31, 2007, approximately $494,000 of these loans were backed by guarantees of U.S. government agencies. While in a performing status as of March 31, 2007, these loans exhibit certain risk factors, which have the potential to cause them to become nonperforming in the future. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis. The decrease in the dollar amount of commercial relationships classified as Substandard and still accruing between December 31, 2006 and March 31, 2007 was mainly due to one commercial relationship totaling $4.1 million that was classified as Substandard and accruing at December 31, 2006, becoming nonaccruing at March 31, 2007.

DEPOSITS AND OTHER LIABILITIES
Total deposits of $1.8 billion at March 31, 2007 were up $100.3 million, or 5.9%, from December 31, 2006. Deposit growth included $79.5 million in time deposits and $43.5 million in interest checking, savings and money market deposits. Growth in municipal deposits accounted for the majority of the growth in time deposits and savings and money market deposits. Noninterest bearing deposits were down $22.7 million. The rise in short-term market interest rates and competitive market conditions has resulted in pressure to increase rates on time deposits, causing some consumers, businesses and municipalities to move excess funds from lower yielding deposit accounts, such as checking and savings into time or money market deposits. The Company's primary funding source is core deposits, defined as total deposits less time deposits of $100,000 or more, brokered time deposits, and municipal money market deposits. Core deposits decreased 1.0% from year-end 2006 to $1.3 billion at March 31, 2007 and represented 62.3% of total liabilities.

Non-core funding sources for the Company totaled $755.7 million at March 31, 2007, up from $717.4 million at December 31, 2006. Non-core funding at March 31, 2007 included municipal deposits, time deposits of $100,000 or more, term advances and securities sold under agreements to repurchase ("repurchase agreements") with the Federal Home Loan Bank (FHLB), and retail repurchase agreements.

The growth in non-core funding between December 31, 2006, and March 31, 2007 was concentrated in municipal time deposits over $100,000 and other time deposits of $100,000 or more. Municipal time deposits were up $50.3 million to $207.3 million at March 31, 2007, while time deposits of $100,000 or more were up $22.0 million to $172.8 million at March 31, 2007.

The Company's liability for repurchase agreements amounted to $199.7 million at March 31, 2007, which is up slightly from $191.5 million at December 31, 2006. Included in repurchase agreements at March 31, 2007, were $132.0 million in FHLB repurchase agreements and $67.7 million in retail repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date.

At March 31, 2007, other borrowings of $46.3 million were predominately term advances with the FHLB. The decrease in other borrowings from a year-end 2006 balance of $85.9 million was mainly due to the repayment of overnight FHLB advances. Included in the $178.1 million in term advances and repurchase agreements with the FHLB are $150.0 million of advances that have call dates between 2006 and 2017 and are callable if certain conditions are met.

LIQUIDITY
The objective of liquidity management is to ensure the availability of adequate funding sources to satisfy the demand for credit, deposit withdrawals, and business investment opportunities. The Company's large, stable core deposit base and strong capital position are the foundation for the Company's liquidity position. The Company uses a variety of resources to meet its liquidity needs, which include deposits, cash and cash equivalents, short-term investments, cash flow from lending and investing activities, repurchase agreements, and borrowings. The Company may also use borrowings as part of a growth strategy. Asset and liability positions are monitored primarily through Asset/Liability Management Committees of the Company's subsidiary banks individually and on a combined basis. These Committees review periodic reports on the liquidity and interest rate sensitivity positions. Comparisons with industry and peer groups are also monitored. The Company's strong reputation in the communities it serves, along with its strong financial condition, provide access to numerous sources of liquidity as described below. Management believes these diverse liquidity sources provide sufficient means to meet all demands on the Company's liquidity that are reasonably likely to occur.

Core deposits are a primary and low cost funding source obtained primarily through the Company's branch network. Core deposits totaled $1.3 billion at March 31, 2007, up $30.6 million from year-end 2006. Core deposits represented 71.8% of total deposits and 62.8% of total liabilities at March 31, 2007, compared to 74.3% of total deposits and 62.9% of total liabilities at December 31, 2006.

In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $100,000 or more, brokered time deposits, municipal money market accounts, securities sold under agreements to repurchase and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources, as a percentage of total liabilities, increased from 35.5% at December 31, 2006 to 37.7% at March 31, 2007. The increase in the dollar volume of non-core funding was concentrated in municipal money market deposits and time deposits of $100,000 or more. Rates on these products have moved up due to higher market interest rates and competitive market conditions.

Cash and cash equivalents totaled $69.5 million as of March 31, 2007, up from $52.2 million at December 31, 2006. Short-term investments, consisting of securities due in one year or less, increased from $49.1 million at December 31, 2006, to $69.7 million on March 31, 2007. The Company also has $62.2 million of securities designated as trading securities. The Company pledges securities as collateral for certain non-core funding sources. Securities carried at $584.0 million at December 31, 2006, and $596.7 million at March 31, 2007, were pledged as collateral for public deposits or other borrowings, and pledged or sold under agreements to repurchase. Pledged securities represented 82.2% of total securities as of March 31, 2007, compared to 79.5% as of December 31, 2006.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $347.9 million at March 31, 2007 compared with $352.4 million at December 31, 2006. Outstanding principle balances of residential mortgage loans, consumer loans, and leases totaled approximately $566.8 million at March 31, 2007 as compared to $563.4 million at December 31, 2006. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At March 31, 2007, the unused borrowing capacity on established lines with the FHLB was $406.6 million. As members of the FHLB, the Company's subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At March 31, 2007, total unencumbered residential mortgage loans of the Company were $279.3 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The Company's Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 200 basis point change in rates. Based upon the simulation analysis performed as of March 31, 2007, a 200 basis point upward shift in interest rates over a one-year time frame would result in a one-year decline in net interest income of approximately 2.4%, while a 200 basis point decline in interest rates over a one-year period would result in a decrease in net interest income of 2.2%. This simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

The negative exposure in a rising rate environment is mainly driven by the repricing assumptions of the Company's core deposit base and the lag in the repricing of the Company's adjustable rate assets. Longer-term, the impact of a rising rate environment is positive as the asset base continues to reset at higher levels, while the repricing of the rate sensitive liabilities moderates. The negative exposure in the 200 basis point decline scenario results from the Company's assets repricing downward more rapidly than the rates on the Company's interest-bearing liabilities, mainly deposits. The Company's most recent base case simulation, which assumes interest rates remain unchanged from the date of the simulation, reflects a relatively flat to slightly higher net interest margin during 2007.

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

The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of March 31, 2007. The analysis reflects sensitivity to rising interest rates in all repricing intervals shown.

CONDENSED STATIC GAP - MARCH 31, 2007                                          REPRICING INTERVAL

                                                                                                                  CUMULATIVE
(Dollar amounts in thousands)                         TOTAL        0-3 MONTHS      3-6 MONTHS     6-12 MONTHS     12 MONTHS
-----------------------------------------------------------------------------------------------------------------------------
Interest-earning assets                            $  2,098,288   $    467,431    $    114,490    $    228,524   $    810,445
Interest-bearing liabilities                          1,719,113        681,088         256,226         179,990   $  1,117,304
-----------------------------------------------------------------------------------------------------------------------------
Net gap position                                                      (213,657)       (141,736)         48,534       (306,859)
-----------------------------------------------------------------------------------------------------------------------------
Net gap position as a percentage of total assets                         (9.37)%         (6.22)%          2.13%        (13.46)%
=============================================================================================================================

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2007. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this Report on Form 10-Q the Company's disclosure controls and procedures were effective in providing reasonable assurance that any information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that material information relating to the Company and its subsidiaries is made known to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the Company's first quarter ended March 31, 2007, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 1A. RISK FACTORS

         There has not been any material change in the risk factors disclosure from that contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

The following table includes all Company repurchases made on a monthly basis during the period covered by this Quarterly Report on Form 10-Q, including those made pursuant to publicly announced plans or programs.

-------------------------------------------------------------------------------------------------------
                                                                                        Maximum Number
                                                                                       (or Approximate
                                                                                       Dollar Value) of
                                                              Total Number of Shares   Shares that May
                                                   Average     Purchased as Part of    Yet Be Purchased
                             Total Number of     Price Paid     Publicly Announced     Under the Plans
                             Shares Purchased     Per Share      Plans or Programs       or Programs
          Period                   (a)              (b)                (c)                  (d)
-------------------------------------------------------------------------------------------------------
January 1, 2007 through
January 31, 2007                       21,197    $    43.97                   19,700            342,072

February 1, 2007 through
February 28, 2007                       5,799         41.01                    5,500            336,572

March 1, 2007 through
March 31, 2007                         38,500         41.84                   38,500            383,078

-------------------------------------------------------------------------------------------------------
Total                                  65,496    $    42.46                   63,700            298,072
-------------------------------------------------------------------------------------------------------

On July 19, 2006, the Company announced that the Company's Board of Directors approved, on July 18, 2006, a new stock repurchase plan (the "2006 Plan") to replace the expired 2004 Plan. The 2006 Plan authorizes the repurchase of up to 450,000 shares of the Company's outstanding common stock over a two-year period.

Included above are 1,497 shares purchased in January 2007 at an average cost of $45.18 and 299 shares purchased in February 2007 at an average cost of $42.86 by the trustee of the rabbi trust established by the Company under the Company's Stock Retainer Plan For Eligible Directors of Tompkins Trustco, Inc., and Participating Subsidiaries and were part of the director deferred compensation under that plan. Shares purchased under the rabbi trust are not part of the Board approved stock repurchase plan.

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the first quarter of fiscal 2007.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS

         10.1 Summary of Compensation Arrangements for Name Executive Officers and Directors

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

Date:  May 8, 2007

TOMPKINS TRUSTCO, INC.


By:  /s/ Stephen S. Romaine
     -----------------------------
     Stephen S. Romaine
     President and
     Chief Executive Officer
     (Principal Executive Officer)


By:  /s/ Francis M. Fetsko
     -----------------------------
     Francis M. Fetsko
     Executive Vice President and
     Chief Financial Officer
     (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION                                            PAGES
---------------------------------------------------------------------------------------------------
10.1     Summary of Compensation Arrangements for Named Executive Officers
         and Directors                                                                         30

31.1     Certification of Principal Executive Officer as required by Rule 13a-14(a) of
         the Securities Exchange Act of 1934, as amended                                       32

31.2     Certification of Principal Financial Officer as required by Rule 13a-14(a) of
         the Securities Exchange Act of 1934, as amended                                       33

32.1     Certification of the Principal Executive Officer as required by Rule 13a-14(b) of
         the Securities Exchange Act of 1934 as amended, 18 U.S.C. Section 1350                34

32.2     Certification of the Principal Financial Officer as required by Rule 13a-14(b) of
         the Securities Exchange Act of 1934 as amended, 18 U.S.C. Section 1350                35