Form 10-Q
period 2007-06-30
TOMPKINS FINANCIAL CORP
filed 2007-08-09
CIK 1005817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-12709

Tompkins Financial Corporation
(Exact name of registrant as specified in its charter)

New York	16-1482357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Commons, P.O. Box 460, Ithaca, NY	14851
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (607) 273-3210

Registrant’s former name (if changed since last report):  Tompkins Trustco, Inc.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes    ☒   No    ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes    ☐   No    ☒.

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date:

Class	Outstanding as of August 1, 2007

Common Stock, $.10 par value	9,631,143 shares

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share data) (Unaudited)

	As of 06/30/2007	As of 12/31/2006

ASSETS
Cash and noninterest bearing balances due from banks	$56,400	$48,251
Interest bearing balances due from banks	3,015	1,723
Federal funds sold	2,200	2,200
Trading securities, at fair value	62,422	0
Available-for-sale securities, at fair value	601,196	655,322
Held-to-maturity securities, fair value of $50,956 at June 30, 2007, and $59,606 at December 31, 2006	51,142	59,038
Loans and leases, net of unearned income and deferred costs and fees	1,361,415	1,326,298
Less: Allowance for loan/lease losses	14,357	14,328

Net Loans/Leases	1,347,058	1,311,970
Bank premises and equipment, net	44,321	43,273
Corporate owned life insurance	26,204	25,622
Goodwill	21,217	21,235
Other intangible assets	3,679	4,051
Accrued interest and other assets	42,203	38,152

Total Assets	$2,261,057	$2,210,837

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES AND SHAREHOLDERS’ EQUITY
Deposits:
Interest bearing:
Checking, savings and money market	$704,299	$680,844
Time	631,523	669,222
Noninterest bearing	362,321	359,354

Total Deposits	1,698,143	1,709,420
Federal funds purchased and securities sold under agreements to repurchase repurchase ($14,955 valued at fair value at June 30, 2007)	188,939	191,490
Other borrowings ($10,068 valued at fair value at June 30, 2007)	156,214	85,941
Other liabilities	31,255	32,914

Total Liabilities	$2,074,551	$2,019,765

Minority interest in consolidated subsidiaries	1,457	1,452
Shareholders’ equity:
Common Stock - par value $.10 per share: Authorized 15,000,000 shares; Issued: 9,706,505 at June 30, 2007; and 9,889,569 at December 31, 2006	971	989
Additional paid-in capital	150,785	158,203
Retained earnings	49,166	44,429
Accumulated other comprehensive loss	(14,232)	(12,487)
Treasury stock, at cost – 67,386 shares at June 30, 2007, and 64,418 shares at December 31, 2006	(1,641)	(1,514)

Total Shareholders’ Equity	$185,049	$189,620

Total Liabilities, Minority Interest in Consolidated Subsidiaries and Shareholders’ Equity	$2,261,057	$2,210,837

See accompanying notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (Unaudited)

	Three months ended		Six months ended

	06/30/2007	06/30/2006	06/30/2007	06/30/2006

INTEREST AND DIVIDEND INCOME
Loans	$24,298	$21,937	$47,697	$43,562
Due from banks	59	8	154	65
Federal funds sold	107	4	203	9
Trading securities	607	0	1,176	0
Available-for-sale securities	7,548	7,097	14,792	13,710
Held-to-maturity securities	527	693	1,063	1,415

Total Interest and Dividend Income	33,146	29,739	65,085	58,761

INTEREST EXPENSE
Deposits:
Time certificates of deposits of $100,000 or more	4,125	3,430	8,544	6,375
Other deposits	7,696	5,981	15,123	11,329
Federal funds purchased and securities sold under agreements to repurchase	2,037	1,300	4,000	2,611
Other borrowings	798	959	1,366	1,658

Total Interest Expense	14,656	11,670	29,033	21,973

Net Interest Income	18,490	18,069	36,052	36,788

Less: Provision for loan/lease losses	192	74	663	533

Net Interest Income After Provision for Loan/Lease Losses	18,298	17,995	35,389	36,255

NONINTEREST INCOME
Investment services income	3,538	3,095	7,008	5,956
Insurance commissions and fees	2,814	2,261	5,530	4,465
Service charges on deposit accounts	2,805	2,085	4,728	3,995
Card services income	905	708	1,702	1,398
Other service charges	639	578	1,298	1,217
Net trading (losses) revenues	(600)	0	(148)	0
Increase in cash surrender value of corporate owned life insurance	283	265	556	570
Life insurance proceeds	0	685	0	685
Gains on sale of loans	42	44	97	78
Other income	392	395	469	648
Net (loss) gain on sale of available-for-sale securities	(17)	0	6	0

Total Noninterest Income	10,801	10,116	21,246	19,012

NONINTEREST EXPENSES
Salary and wages	8,770	8,386	17,572	16,664
Pension and other employee benefits	2,611	2,204	5,114	4,550
Net occupancy expense of bank premises	1,543	1,252	3,048	2,428
Furniture and fixture expense	999	925	1,946	1,868
Marketing expense	544	654	1,180	1,202
Professional fees	801	331	1,372	694
Software licenses and maintenance	503	545	1,003	975
Cardholder expense	256	319	491	670
Amortization of intangible assets	162	182	343	357
Other operating expense	3,485	3,684	6,703	6,986

Total Noninterest Expenses	19,674	18,482	38,772	36,394

Income Before Income Tax Expense and Minority Interest in Consolidated Subsidiaries	9,425	9,629	17,863	18,873

Minority interest in consolidated subsidiaries	33	33	65	65
Income Tax Expense	3,031	2,817	5,657	5,632

Net Income	$6,361	$6,779	$12,141	$13,176

Basic Earnings Per Share	$0.65	$0.69	$1.24	$1.33

Diluted Earnings Per Share	$0.65	$0.68	$1.23	$1.31

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six months ended

	06/30/2007	06/30/2006

OPERATING ACTIVITIES
Net income	$12,141	$13,176
Adjustments to reconcile net income to net cash Provided by operating activities:
Provision for loan/lease losses	663	533
Depreciation and amortization premises, equipment, and software	2,222	2,077
Amortization of intangible assets	343	357
Earnings from corporate owned life insurance	(556)	(570)
Net amortization on securities	703	840
Trading loss (revenue)	148	0
Net realized (gain) loss on available-for-sale securities	(6)	0
Net gain on sale of loans	(97)	(78)
Proceeds from sale of loans	5,176	4,769
Loans originated for sale	(4,970)	(4,560)
Net loss (gain) on sale of bank premises and equipment	24	(24)
Stock-based compensation expense	353	370
Increase in accrued interest receivable	(279)	(694)
Increase in accrued interest payable	273	421
Proceeds from sales of trading securities	61,533	0
Purchases of trading securities	(63,143)	0
Payments from trading securities	2,361	0
Other, net	(3,418)	1,605

Net Cash Provided by Operating Activities	13,471	18,222

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities	48,229	46,967
Proceeds from sales of available-for-sale securities	12,454	407
Proceeds from maturities of held-to-maturity securities	10,988	17,412
Purchases of available-for-sale securities	(76,297)	(90,896)
Purchases of held-to-maturity securities	(3,152)	(11,157)
Net increase in loans	(35,860)	(3,730)
Proceeds from sale of bank premises and equipment	67	67
Purchases of bank premises and equipment	(3,072)	(4,831)
Net cash used in acquisitions	0	(2,808)
Other, net	0	(82)

Net Cash Used in Investing Activities	(46,643)	(48,651)

FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	26,422	604
Net decrease in time deposits	(37,699)	(37,081)
Net decrease in securities sold under agreements to repurchase and Federal funds purchased	(2,506)	(3,624)
Increase in other borrowings	115,800	84,799
Repayment of other borrowings	(45,595)	(14,198)
Cash dividends	(5,882)	(5,419)
Cash paid in lieu of fractional shares – 10% stock dividend	0	(10)
Common stock repurchased and returned to unissued status	(8,332)	(6,147)
Net proceeds from exercise of stock options	392	999
Tax benefit from stock options exercises	13	109

Net Cash Provided by Financing Activities	42,613	20,032

Net Increase (Decrease) in Cash and Cash Equivalents	9,441	(10,397)
Cash and cash equivalents at beginning of period	52,174	65,797

Total Cash & Cash Equivalents at End of Period	$61,615	$55,400

Supplemental Information:
Cash paid during the year for:
Interest	$28,760	$21,553
Taxes	8,583	3,256
Non-cash investing and financing activities:
Fair value of non-cash assets acquired in purchase acquisitions	—	$805
Fair value of liabilities assumed in purchase acquisitions	—	$899
Fair value of shares issued for acquisitions	$11	$2,163
Transfer of available-for-sale securities to trading securities with adoption of SFAS No. 159	$63,383	$32,040

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data) (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balances at January 1, 2006	$900	$118,663	$69,228	$(6,308)	$(1,262)	$181,221
Comprehensive Income:
Net Income			13,176			13,176
Other comprehensive loss				(5,338)		(5,338)

Total Comprehensive Income						7,838
Cash dividends ($0.55 per share)			(5,419)			(5,419)
Exercise of stock options and related tax benefit (53,046 shares, net)	5	1,103				1,108
Common stock repurchased and returned to unissued status (151,742 shares)	(15)	(6,132)				(6,147)
Effect of 10% stock dividend	91	41,158	(41,249)			0
Cash paid in lieu of fractional shares (262 shares)			(10)			(10)
Directors deferred compensation plan (5,139 shares, net)		129			(129)	0
Stock-based compensation expense		370				370
Shares issued for purchase acquisition (59,374 shares)	5	2,157				2,162

Balances at June 30, 2006	$986	$157,448	$35,726	$(11,646)	$(1,391)	$181,123

Balances at January 1, 2007	$989	$158,203	$44,429	$(12,487)	$(1,514)	$189,620

Comprehensive Income:
Net Income			12,141			12,141
Other comprehensive loss				(3,267)		(3,267)

Total Comprehensive Income						8,874
Cash dividends ($0.60 per share)			(5,882)			(5,882)
Exercise of stock options and related tax benefit (26,403 shares, net)	3	402				405
Common stock repurchased and returned to unissued status (212,279 shares)	(21)	(8,311)				(8,332)
Directors deferred compensation plan (2,968 shares, net)		127			(127)	0
Stock-based compensation expense		353				353
Cumulative effect adjustment – adoption of SFAS 159			(1,522)	1,522		0
Shares issued for purchase acquisition (2,812 shares)		11				11

Balances at June 30, 2007	$971	$150,785	$49,166	$(14,232)	$(1,641)	$185,049

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Headquartered in Ithaca, New York, Tompkins Financial Corporation (“Tompkins” or the “Company”) is registered as a financial holding company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company conducts its business through its (i) three wholly-owned banking subsidiaries, Tompkins Trust Company, The Bank of Castile and The Mahopac National Bank (“Mahopac National Bank”), its (ii) wholly-owned insurance subsidiary, Tompkins Insurance Agencies, Inc., and its (iii) wholly-owned investment services subsidiary, AM&M Financial Services, Inc. (“AM&M”).  AM&M has three operating companies:  (1) AM&M Planners, Inc., which provides fee based financial planning and wealth management services for corporate executives, small business owners, and high net worth individuals; (2) Ensemble Financial Services, Inc., an independent broker-dealer and outsourcing company for financial planners and investment advisors; and (3) Ensemble Risk Solutions, Inc., which creates customized risk management plans using life, disability and long-term care insurance products. Unless the context otherwise requires, the term “Company” refers to Tompkins Financial Corporation and its subsidiaries.  The Company’s principal offices are located at The Commons, Ithaca, New York 14851, and its telephone number is (607) 273-3210.  The Company’s common stock is traded on the American Stock Exchange under the Symbol “TMP.”

2. Basis of Presentation

The unaudited condensed consolidated financial statements included in this quarterly report have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. In the application of certain accounting policies management is required to make assumptions regarding the effect of matters that are inherently uncertain. These estimates and assumptions affect the reported amounts of certain assets, liabilities, revenues, and expenses in the unaudited condensed consolidated financial statements. Different amounts could be reported under different conditions, or if different assumptions were used in the application of these accounting policies. The accounting policies that management considers critical in this respect are the determination of the allowance for loan/lease losses, and the expenses and liabilities associated with the Company’s pension and post-retirement benefits.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2007.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  The Company elected to early adopt Statement of Financial Accounting Standards ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and SFAS No. 157, Fair Value Measurements, effective January 1, 2007.  Other than the adoption of these two accounting pronouncements, there have been no significant changes to the Company’s accounting policies from those presented in the 2006 Annual Report on Form 10-K.

The consolidated financial information included herein combines the results of operations, the assets, liabilities, and shareholders’ equity of the Company and its subsidiaries. Amounts in the prior period’s consolidated financial statements are reclassified when necessary to conform to the current period’s presentation. All significant intercompany balances and transactions are eliminated in consolidation.

3.  Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”).   SFAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet.  SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Company elected to early adopt SFAS 159, effective January 1, 2007, and also apply the provisions of SFAS 157 Fair Value Measurements (“SFAS 157”).

In the first quarter of 2007, the Company elected to apply the fair value option for certain securities within its available-for-sale portfolio with an aggregate cost basis of $65.9 million and an aggregate book value of $63.4 million as of the January 1, 2007 date of adoption.   Included in the $65.9 million were $40.6 million of U.S. Government agencies (total portfolio of $217.5 million) and $25.3 million of mortgage-backed securities (total portfolio of $349.8 million). The Company selected these securities based upon yield and average remaining life.  The securities selected had yields of less than 4.0% and average lives greater than 1.5 years.  As a result of the election to early adopt, the cumulative unrealized loss related to these available-for-sale securities of $2.5 million was recorded directly in the Company’s financial statements as a cumulative-effect adjustment, net of tax, to retained earnings.  This net of tax amount of $1.5 million was previously included within accumulated other comprehensive loss as of December 31, 2006, based on the Company’s ability and intent to hold these securities to recovery.  The Company changed its intent with respect to these securities to enable the Company to record the losses directly to retained earnings rather than current income based on the transition provided and after evaluating various alternative investments that could have improved returns and met certain liquidity objectives that more closely match the Company’s needs.  At March 31, 2007, these securities were reported as trading securities on the Company’s Consolidated Statements of Condition.  The Company recognized a pre-tax gain of approximately $452,000 in the first quarter of 2007, representing the change in fair value of these securities since adoption of SFAS 159 on January 1, 2007.

In April 2007, Tompkins initiated a securities portfolio restructuring transaction whereby it sold the approximately $62 million in securities that were carried in the Company’s trading portfolio subsequent to the adoption of SFAS 159.  During the second quarter, the Company realized a pre-tax loss of approximately $198,000 on these $62 million of securities, reflecting changes in fair value.  Proceeds from the sale were reinvested in securities that provide for a higher yield for accounting purposes that will reflect an improvement in the Company’s liquidity and interest rate risk exposure position, although no change in cash yield received.  As of June 30, 2007, the Company’s trading securities totaled $62.4 million.  The fair value of these $62.4 million of trading securities has decreased by $379,000 since purchase and this amount is reflected in the Company’s Consolidated Statements of Income in “Net Trading (Losses) Revenues.”

The Company determines fair value for its trading securities using independently quoted market prices.  Interest income on trading securities is recognized when earned and included on the Company’s Consolidated Statements of Income in “Interest and Dividend Income Trading Securities.”

During the second quarter of 2007, the Company elected to apply the fair value option for approximately $25.0 million of borrowings incurred during the quarter.  The borrowings are with the Federal Home Loan Bank of New York ("FHLB") and include:  a $10.0 million, 10-year fixed convertible advance at 5.183%, convertible at the end of 3-years; a $10.0 million, 3-year repo convertible advance at 5.046%, convertible at the end of 1-year; and a $5.0 million, 7-year repo convertible advance at 4.715%, convertible at the end of three years. The Company borrowed a total of $65.0 million in term advances and $15.0 million in repurchase agreements with the FHLB during the second quarter. The $25.0 million identified for fair value were selected because their durations were similar to the durations of trading securities.  As of June 30, 2007, the aggregate fair value of the $25.0 million of FHLB advances was approximately $25.0 million, reflecting a decrease in fair value of about $23,000.  These changes in fair value are included on the Company’s Consolidated Statements of Income in “Net Trading (Losses) Revenues”.

The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also received pricing information from the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party.  The Company’s potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLB borrowings for the three months ended June 30, 2007.  Interest expense on these borrowings is accrued and included on the Company’s Consolidated Statements of Income in “Interest Expense Federal Funds Purchased and Securities Sold Under Agreements to Repurchase” and “Interest Expense Other Borrowings.”

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company elected to adopt SFAS 157 effective January 1, 2007.

		Fair Value Measurements at June 30, 2007 Using

(In thousands)	Carrying Value 06/30/07	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Trading securities	$62,422	$62,422	$0	$0
Available-for-sale securities	601,196	532,172	66,958	2,066
Borrowings	25,023	0	25,023	0

The change in the book value of the $2.1 million of available-for-sale securities valued using significant unobservable inputs (Level 3), between January 1, 2007 and June 30, 2007 was immaterial.

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No 109 (“FIN 48”). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also establishes a two-step evaluation process for tax positions, recognition and measurement. For recognition, a determination is made whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company’s adoption of FIN 48 on January 1, 2007, did not have a material impact on the consolidated financial position, results of operations or cash flows.

As of June 30, 2007 and January 1, 2007, the Company did not have any significant unrecognized tax benefits. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income. The amount of interest and penalties for the three months and six months ended June 30, 2007 was immaterial. The tax years open to examination by Federal taxing authorities are 2003 through 2006, and the tax years open to State taxing authorities are 2004 through 2006.

In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion (“APB”) No. 12, “Omnibus Opinion — 1967.” The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The provisions of Issue 06-04 should be applied through either a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. The Company is reviewing the impact of adopting the provisions of Issue 06-04 on the Company’s financial position or results of operations.

In September 2006, the EITF also reached a final consensus on Issue 06-05, Accounting for Purchases of Life Insurance — Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4. The consensus concludes that in determining the amount that could be realized under an insurance contract accounted for under FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance,” the policyholder should (1) consider any additional amounts included in the contractual terms of the policy; (2) assume the surrender value on a individual-life by individual-life policy basis; and (3) not discount the cash surrender value component of the amount that could be realized when contractual restrictions on the ability to surrender a policy exist. Issue 06-05 is effective for fiscal years beginning after December 15, 2006. The consensus in Issue 06-05 should be adopted through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earning as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. At June 30, 2007, the Company had bank owned life insurance policies with a carrying value of $26.2 million. The Company’s adoption of the provisions of Issue 06-05 did not have a material effect on the Company’s financial position or results of operations.

4. Earnings Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share (“EPS”).   A computation of Basic EPS and Diluted EPS for the three- and six-month periods ending June 30, 2007, and 2006 is presented in the table below.

Three months ended June 30, 2007 (in thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS:
Income available to holders of common stock	$6,361	9,756,118	$0.65
Effect of dilutive securities:
Stock options		67,066
Diluted EPS:
Income available to holders of common stock plus assumed conversions	$6,361	9,823,184	$0.65

The effect of dilutive securities calculation for the three month period ended June 30, 2007, excludes stock options covering 450,036 shares of common stock because they are anti-dilutive.

Three months ended June 30, 2006 (In thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS:
Income available to holders of common stock	$6,779	9,857,712	$0.69
Effect of dilutive securities:
Stock options		112,927
Diluted EPS:
Income available to holders of common stock plus assumed conversions	$6,779	9,970,639	$0.68

The effect of dilutive securities calculation for the three months ended June 30, 2006, excludes stock options covering 303,387 shares of common stock because they are anti-dilutive.

Six months ended June 30, 2007 (In thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS:
Income available to holders of common stock	$12,141	9,801,148	$1.24
Effect of dilutive securities:
Stock options		84,101
Diluted EPS:
Income available to holders of common stock plus assumed conversions	$12,141	9,885,249	$1.23

The effect of dilutive securities calculation for the six-month period ended June 30, 2007, excludes stock options of 289,294 because they are anti-dilutive.

Six months ended June 30, 2006 (In thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS:
Income available to holders of common stock	$13,176	9,898,810	$1.33
Effect of dilutive securities:
Stock options		125,360
Diluted EPS:
Income available to holders of common stock plus assumed conversions	$13,176	10,024,170	$1.31

The effect of dilutive securities calculation for the six-month period ended June 30, 2006 excludes stock options of 280,165 because they are anti-dilutive.

5. Comprehensive Income

	Three months ended		Six months ended

(In thousands)	06/30/2007	06/30/2006	06/30/2007	06/30/2006

Net income	$6,361	$6,779	$12,141	$13,176

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities:
Unrealized holding losses arising during period	(4,147)	(3,584)	(3,479)	(5,338)
Reclassification adjustment for losses (gains) included in net income	10	0	(4)	0
Employee benefit plans:
Amortization of previously recorded benefit plan amounts	121	0	216	0

Other comprehensive loss	(4,016)	(3,584)	(3,267)	(5,338)

Total comprehensive income	$2,345	$3,195	$8,874	$7,838

6.  Employee Benefit Plans

The following table sets forth the amount of the net periodic benefit cost recognized by the Company for the Company’s pension plan, post-retirement plan (Life and Health), and supplemental employee retirement plans (SERP) including the following components:  the service cost and interest cost; the expected return on plan assets for the period; the amortization of the unrecognized transitional obligation or transition asset; and the amounts of recognized gains and losses, prior service cost recognized, and gain or loss recognized due to settlement or curtailment.

Components of Net Period Benefit Cost

	Pension Benefits Three months ended		Life and Health Three months ended		SERP Benefits Three months ended

(In thousands)	06/30/2007	06/30/2006	06/30/2007	06/30/2006	06/30/2007	06/30/2006

Service cost	$468	$450	$27	$13	$32	$45
Interest cost	512	465	75	64	116	99
Expected return on plan assets for the period	(721)	(690)	0	0	0	0
Amortization of transition liability	0	0	17	18	0	0
Amortization of prior service cost	(27)	(33)	0	0	23	10
Amortization of net loss	144	181	0	0	22	28

Net periodic benefit cost	$376	$373	$119	$95	$193	$182

	Pension Benefits Six months ended		Life and Health Six months ended		SERP Benefits Six months ended

(In thousands)	06/30/2007	06/30/2006	06/30/2007	06/30/2006	06/30/2007	06/30/2006

Service cost	$936	$900	$54	$26	$64	$90
Interest cost	1,024	930	150	128	232	198
Expected return on plan assets for the period	(1,442)	(1,380)	0	0	0	0
Amortization of transition liability	0	0	34	36	0	0
Amortization of prior service cost	(54)	(66)	0	0	46	20
Amortization of net loss	288	362	0	0	44	56

Net periodic benefit cost	$752	$746	$238	$190	$386	$364

The Company realized approximately $216,000, net of tax, for the six months ended June 30, 2007, as amortization of amounts previously recognized in accumulated other comprehensive income.

The Company previously disclosed in its audited consolidated financial statements for the year ended December 31, 2006, contained in the Company’s Annual Report on Form 10-K, that although the Company is not required to contribute to the pension plan in 2007, it may voluntarily contribute to the pension plan in 2007.  There was no contribution to the pension plan through the first six months of 2007.

7.  Financial Guarantees

Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (FIN No. 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 requires certain disclosures and potential liability recognition for the fair value at issuance of guarantees that fall within its scope.  Based upon management’s interpretation of FIN No. 45, the Company currently does not issue any guarantees that would require liability recognition under FIN No. 45, other than standby letters of credit.  The Company extends standby letters of credit to its customers in the normal course of business.  The standby letters of credit are generally short-term.  As of June 30, 2007, the Company’s maximum potential obligation under standby letters of credit was $51.4 million.  Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty.  Management does not anticipate losses as a result of these transactions.

8.  Segment and Related Information

The Company manages its operations through two business segments: banking and financial services.  Financial services activities consist of the results of the Company’s trust, wealth and risk management operations.  All other activities, including holding company activities, are considered banking.  The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the services provided.  Intercompany items relate primarily to the use of human resources, accounting and marketing services provided by any of the Banks and the holding company.  All other accounting policies are the same as those described in the summary of significant accounting policies.

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the Company’s consolidated results is shown in the following table.  Investment in subsidiaries is netted out of the presentations below.  The “Intercompany” column identifies the intercompany activities of revenues, expenses and other assets between the banking and financial services segment.

	As of and for the three months ended June 30, 2007

(in thousands)	Banking	Financial Services	Intercompany	Consolidated

Interest income	$33,074	$87	$(15)	$33,146
Interest expense	14,667	4	(15)	14,656

Net interest income	18,407	83	0	18,490

Provision for loan losses	192	0	0	192
Noninterest income	4,561	6,347	(107)	10,801
Noninterest expense	15,295	4,486	(107)	19,674

Income before income taxes	7,481	1,944	0	9,425

Minority interest	33	0	0	33
Provision for income taxes	2,328	703	0	3,031

Net Income	$5,120	$1,241	$0	$6,361

Depreciation and amortization	$1,095	$61	$0	$1,156
Assets	2,235,479	29,052	(3,474)	2,261,057
Goodwill	5,377	15,840	0	21,217
Other intangibles	1,477	2,202	0	3,679
Loans, net	1,343,362	3,696	0	1,347,058
Deposits	1,698,754	2,326	(2,937)	1,698,143
Equity	163,790	21,259	0	185,049

	As of and for the three months ended June 30, 2006

(in thousands)	Banking	Financial Services	Intercompany	Consolidated

Interest income	$29,663	$78	$(2)	$29,739
Interest expense	11,669	3	(2)	11,670

Net interest income	17,994	75	0	18,069

Provision for loan losses	74	0	0	74
Noninterest income	4,835	5,345	(64)	10,116
Noninterest expense	14,745	3,801	(64)	18,482

Income before income taxes	8,010	1,619	0	9,629

Minority interest	33	0	0	33
Provision for income taxes	2,225	592	0	2,817

Net Income	$5,752	$1,027	$0	$6,779

Depreciation and amortization	$1,049	$53	$0	$1,102
Assets	2,116,584	21,794	(1,690)	2,136,688
Goodwill	5,377	11,562	0	16,939
Other intangibles	1,869	1,355	0	3,224
Loans, net	1,224,978	3,720	0	1,228,698
Deposits	1,644,742	3,390	(1,599)	1,646,533
Equity	165,894	15,229	0	181,123

	For the six months ended June 30, 2007

(in thousands)	Banking	Financial Services	Intercompany	Consolidated

Interest income	$64,946	$156	$(17)	$65,085
Interest expense	29,045	5	(17)	29,033

Net interest income	35,901	151	0	36,052

Provision for loan losses	663	0	0	663
Noninterest income	8,906	12,477	(137)	21,246
Noninterest expense	29,928	8,981	(137)	38,772

Income before income taxes	14,216	3,647	0	17,863

Minority interest	65	0	0	65
Provision for income taxes	4,334	1,323	0	5,657

Net Income	$9,817	$2,324	$0	$12,141

Depreciation and amortization	$2,104	$118	$0	$2,222

	For the six months ended June 30, 2006

(in thousands)	Banking	Financial Services	Intercompany	Consolidated

Interest income	$58,612	$153	$(4)	$58,761
Interest expense	21,970	7	(4)	21,973

Net interest income	36,642	146	0	36,788

Provision for loan losses	533	0	0	533
Noninterest income	8,715	10,389	(92)	19,012
Noninterest expense	29,117	7,369	(92)	36,394

Income before income taxes	15,707	3,166	0	18,873

Minority interest	65	0	0	65
Provision for income taxes	4,663	969	0	5,632

Net Income	$10,979	$2,197	$0	$13,176

Depreciation and amortization	$1,972	$105	$0	$2,077

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Tompkins Financial Corporation (“Tompkins” or the “Company”) is a registered financial holding company incorporated in 1995 under the laws of the State of New York and its common stock is listed on the American Stock Exchange (Symbol: TMP).  Tompkins is headquartered at The Commons, Ithaca, New York.  Tompkins is the corporate parent of three community banks; Tompkins Trust Company (“Trust Company”), The Bank of Castile and The Mahopac National Bank (“Mahopac National Bank”); an insurance agency, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”); and a fee-based financial planning and wealth management firm, AM&M Financial Services, Inc. (“AM&M”).  Unless the context otherwise requires, the term “Company” refers collectively to Tompkins Financial Corporation and its subsidiaries.

The Company has identified two business segments, banking and financial services.  Financial services activities include the results of the Company’s trust, financial planning, wealth management and broker-dealer services, risk management, and insurance agency operations.  All other activities are considered banking.  Information about the Company’s business segments is included in Note 8, “Segment and Other Related Information,” in Notes to Unaudited Condensed Consolidated Financial Statements.

Banking services consist primarily of attracting deposits from the areas served by the community bank subsidiaries’ 39 banking offices and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans (including commercial loans collateralized by real estate), and leases. The Company’s principal expenses are interest on deposits, interest on borrowings, and operating and general administrative expenses, as well as provisions for loan/lease losses. Funding sources, other than deposits, include borrowings, securities sold under agreements to repurchase, and cash flow from lending and investing activities.

The Company provides trust and investment services through Tompkins Investment Services (“TIS”), a division of Trust Company, and investment services through AM&M. TIS, with office locations at all three of the Company’s subsidiary banks, provides a full range of money management services, including investment management accounts, custody accounts, trusts, retirement plans and rollovers, estate settlement, and financial planning.  TIS also expanded its retail brokerage services in 2006.  AM&M provides fee-based financial planning for small business owners, professionals and corporate executives and other individuals with complex financial needs.  AM&M also provides wealth management services and operates a broker-dealer subsidiary, which is a leading outsourcing company for financial planners and investment advisors.

The Company provides property and casualty insurance services through Tompkins Insurance and life, long-term care and disability insurance through AM&M. Tompkins Insurance is headquartered in Batavia, New York, and offers property and casualty insurance to individuals and businesses primarily in Western New York.  Over the past several years, Tompkins Insurance has acquired smaller insurance agencies generally in the market areas serviced by the Company’s banking subsidiaries.  Tompkins Insurance offers services to customers of the Company’s banking subsidiaries by sharing offices with The Bank of Castile and The Trust Company. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York, and two stand-alone offices in Tompkins County.  AM&M operates a subsidiary that creates customized risk management plans using life, disability and long-term care insurance products.

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

The banking industry is highly competitive, as deregulation has opened the industry to nontraditional commercial banking companies. Competition for commercial banking and other financial services is strong in the Company’s market area.  Competition includes other commercial banks, savings and loan associations, credit unions, finance companies, Internet-based financial services companies, mutual funds, insurance companies, brokerage and investment companies, and other financial intermediaries. The Company differentiates itself from its competitors through its full complement of banking and related financial services, and through its community commitment and involvement in its primary market areas, as well as its commitment to quality and personalized banking services. Banking and financial services are also highly regulated.  As a financial holding company of three community banks, the Company is subject to examination and regulation by the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of the Comptroller of Currency, and the New York State Banking Department.  Additionally, the Company is subject to examination and regulation from the New York State Insurance Department, the Securities and Exchange Commission and the National Association of Securities Dealers.

Other external factors affecting the Company’s operating results are market rates of interest, the condition of financial markets, and both national and regional economic conditions.  Trends in market interest rates and competitive pressures have been challenging for the banking subsidiaries over the past several years. Growth in loans and deposits as well as continued efforts to expand fee-based businesses have helped to offset the pressures of the current interest rate environment.  The Company’s community bank subsidiaries operate, in the aggregate, 39 banking offices, including one limited-service office, serving communities in many upstate New York markets.  Economic climates in these markets vary by region.

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2007.  It should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and the unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

The Company is making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995.  The statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties.  Such forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed and/or implied by such forward-looking statements.  The following factors are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the development of an interest rate environment that may adversely affect the Company’s interest rate spread, other income or cash flow anticipated from the Company’s operations, investment and/or lending activities; changes in laws and regulations affecting banks, insurance companies, bank holding companies and/or financial holding companies; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; protection and validity of intellectual property rights; reliance on large customers; and financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses.  In addition, such forward-looking statements could be affected by general industry and market conditions and growth rates, general economic and political conditions, including interest rate and currency exchange rate fluctuations, and other factors.

Critical Accounting Policies

In the course of the Company’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Company.  Some of these policies are more critical than others.  Management considers the accounting policy relating to the allowance for loan/lease losses (reserve) to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Company’s results of operations.

The Company has developed a methodology to measure the amount of estimated loan loss exposure inherent in the loan portfolio to ensure that an adequate reserve is maintained.  The methodology includes an estimate of exposure for the following:  specifically reviewed and graded loans, historical loss experience by product type, past due and nonperforming loans, and other internal and external factors such as local and regional economic conditions, growth trends, and credit policy and underwriting standards.  The methodology includes a review of loans considered impaired in accordance with the Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as well as other commercial loans and commercial mortgage loans that are evaluated using an internal rating system.  An estimated exposure amount is assigned to these internally reviewed credits based upon a review of the borrower’s financial condition, payment history, collateral adequacy, and business conditions.  For commercial loans and commercial mortgage loans not specifically reviewed, and for more homogenous loan portfolios such as residential mortgage loans and consumer loans, estimated exposure amounts are assigned based upon historical loss experience as well as past due status. Lastly, additional allowances are maintained based upon management judgment and assessment of other quantitative and qualitative factors such as regional and local economic conditions and portfolio growth trends.

Since the methodology is based upon historical experience and trends, as well as management’s judgment, factors may arise that result in different estimations.  Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, and changes in local property values.  While management’s evaluation of the allowance for loan/lease losses as of June 30, 2007, considers the allowance to be adequate, under adversely different conditions or assumptions, the Company would need to increase the allowance.

Another critical accounting policy is the policy for pensions and other post-retirement benefits.  The calculation of the expenses and liabilities related to pensions and post-retirement benefits requires estimates and assumptions of key factors including, but not limited to, discount rate, return on plan assets, future salary increases, employment levels, employee retention, and life expectancies of plan participants. The Company employs an actuarial firm in making these estimates and assumptions.  Changes in these assumptions due to market conditions, governing laws and regulations, or Company specific circumstances may result in material changes to the Company’s pension and other post-retirement expenses and liabilities.

All accounting policies are important and the reader of the Company’s financial statements should review these policies, described in Note 1 to the notes to consolidated financials statements to the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, to gain a greater understanding of how the Company’s financial performance is reported.

OVERVIEW
Net income for the second quarter of 2007 was $6.4 million or $0.65 per diluted share, down from $6.8 million or $0.68 per diluted share for the second quarter of 2006, and up from the $5.8 million or $0.58 per diluted share for the first quarter of 2007. The second quarter of 2006 included $685,000 (pre-tax) in nonrecurring life insurance proceeds.  The increase in the second quarter of 2007 over the first quarter of 2007 reflects growth in net interest income as well as noninterest income.  For the first six months of 2007, net income was $12.1 million or $1.23 per diluted share, down from $13.2 million or $1.31 per diluted share for the first six months of 2006.  The decrease in net income is mainly a result of lower net interest income as the increase in noninterest expenses was mainly offset by the increase in noninterest income.

Return on average assets (ROA) for the quarter ended June 30, 2007, was 1.13% compared to 1.28% for the quarter ended June 30, 2006.  Return on average shareholders’ equity (ROE) for the second quarter of 2007 was 13.54%, compared to 15.12% for the same period in 2006.  For the six-month period ended June 30, 2007, ROA was 1.09%, compared to 1.25% for the same period prior year.  ROE for the six months ended June 30, 2007 was 12.98%, compared to 14.56% for the six months ended June 30, 2006. The decrease in ROA and ROE reflects the decrease in net income and the increase in average assets and average equity for the three and six months ended June 30, 2007 compared to the same periods in 2006.

Total revenues, consisting of net interest income and noninterest income, were $29.3 million in the second quarter of 2007 and $57.3 million in the first six months of 2007, up 3.9% and 2.7%, respectively, over the comparable periods in 2006.  Both periods benefited from growth in noninterest income, while the quarterly comparison also benefited from higher net interest income.   Net interest income for the second quarter of 2007, was up 2.3% over the same period prior year and up 5.3% over the first quarter of 2007.  For the year-to-date June 30, 2007 net interest income was down $736,000 or 2.0% compared to the same period in 2006.  Net interest income continues to be constrained by a challenging interest rate environment that has existed for the past several years.  The flat to inverted yield curve has contributed to funding costs increasing faster than asset yields.  The net interest margin for the second quarter was down from the same period prior year, but was up from the first quarter of 2007.

Noninterest income was up 6.8% for the quarter and 11.8% for the first six months of 2007 over the same periods in 2006, with growth in all major fee based products and services.  The growth in noninterest income reflects the successful expansion of retail brokerage services, insurance agency acquisitions, improved stock market conditions, and implementation of certain profit improvement initiatives.  Partially offsetting these positive factors are losses on the Company’s trading portfolio, reflecting the change in fair value on securities designated as trading securities with the adoption of SFAS 159.  During the second quarter, the Company also elected the fair value option for $25.0 million of borrowings from the Federal Home Loan Bank.  For additional information on the adoption of SFAS 159, refer to Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

Noninterest expenses were up 6.5% for the quarter and 6.5% for the first six months of 2007 over the same periods in 2006.  The increase was primarily in compensation and benefits related expenses, premises and fixed asset expenses, and professional fees which were all impacted by business expansion initiatives that included insurance agency acquisitions, expansion of retail brokerage services, and the expansion of banking offices.

As previously reported, the Company engaged a consulting firm to assist management in identifying and implementing certain profit improvement initiatives designed to reduce expenses and increase revenues.  Implementation of the initiatives is underway and has been positive to date.  As announced in the Company’s July 24, 2007 earnings press release, the Company expects to take a charge of approximately $600,000 (after-tax) in the third quarter of 2007 related to a reorganization that will increase the Company’s focus on areas such as marketing, technology, and sales support; while consolidating support functions and standardizing processes across all banking affiliates.

RESULTS OF OPERATIONS

Net Interest Income
The following table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.  Taxable-equivalent net interest income increased by $297,000, or 1.6% and decreased by $1.0 million, or 2.6% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006.  The Company’s net interest income was negatively affected by the interest rate environment of rising short-term rates and flat or lower long-term rates.  The yield curve was inverted or flat for most of the first six months of 2007 and throughout 2006.  The Company has been able to partially offset the impact of the margin compression on net interest income by growing average earning assets and average noninterest-bearing deposits.  The average volume of earning assets for the second quarter of 2007 increased $121.2 million compared to the second quarter of 2006.  For the first six months of 2007, the average volume of earning assets increased $116.8 million over same period in 2006.  The average volume of noninterest- bearing deposits for the second quarter of 2007 increased $19.0 million compared to the second quarter of 2006.  For the first six months of 2007, the average volume of noninterest-bearing deposits increased $12.2 million over same period in 2006.

Taxable-equivalent interest income was up 10.8% for the second quarter and 10.0% for the year-to-date over the comparable periods in 2006. The growth in taxable-equivalent interest income was primarily a result of higher loan yields and higher average loan volumes.  Average loan balances are up 7.6% quarter-to-date and 6.4% year-to-date over the same periods in 2006, with growth in commercial, commercial real estate and residential real estate loans.  The decrease in average consumer loan balances is mainly due to the sale of the Company’s credit card portfolio in the fourth quarter of 2006.  For the three and six months ended June 30, 2007, the average yield on loans and leases increased by 20 basis points and 21 basis points, respectively, compared to the same periods in 2006, reflecting the higher interest rate environment in 2007.  The prime interest rate increased 50 basis points in the first quarter of 2006 and 50 basis points in the second quarter of 2006 and has remained at 8.25% since the second quarter 2006.  Investment yields and average balances were also up over the corresponding periods in 2006.

Interest expense was up 25.6% for the second quarter and 32.1% for the year-to-date over the comparable periods in 2006. The rise in short-term market rates and competitive market conditions has contributed to higher funding costs.  The average rate paid on deposits for the three and six months ended June 30, 2007 were 3.36% and 3.37%, respectively, up 58 basis points and 73 basis points over the same periods in 2006.  Average interest-bearing deposits increased by $53.3 million or 3.9% and by $63.9 million or 4.7% for the three and six months ended June 30, 2007, respectively, compared to the same periods of 2006.  The majority of the growth was in time deposits, which generally have higher rates than other interest bearing deposit products.    Average time deposit balances are up $40.6 million, or 6.1% for the second quarter, and $60.5 million, or 9.3% for the year-to-date, respectively, over the same periods in 2006.  Average balances of securities sold under agreements to repurchase are also up for both the quarter and year-to-date, to partially fund loan growth.

The taxable-equivalent net interest margin for the second quarter of 2007 of 3.66% was down from the 3.83% for the second quarter of 2006, but was up from the 3.55% for the first quarter of 2007.  For the six months ended June 30, 2007, the taxable-equivalent net interest margin was 3.61%, down from 3.92% for the same period in 2006.  Increases in funding costs outpacing the rise in asset yields has contributed to the compression of the net interest margin from the prior year.

Average Consolidated Balance Sheet and Net Interest Analysis

	Quarter Ended June-07			Year to Date Period Ended June-07			Year to Date Period Ended June-06

(Dollar amounts in thousands)	Average Balance (QTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate

ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$4,561	$59	5.19%	$6,467	$154	4.80%	$3,505	$65	3.74%
Securities (1)
U.S. Government Securities	542,190	6,479	4.79%	534,770	12,707	4.79%	557,259	12,220	4.42%
Trading Securities	49,472	607	4.92%	56,092	1,176	4.23%	0	0	0
State and municipal (2)	105,300	1,596	6.08%	104,618	3,158	6.09%	130,569	3,795	5.86%
Other Securities (2)	39,479	586	5.95%	38,057	1,150	6.09%	19,221	526	5.52%

Total securities	736,441	9,268	5.05%	733,537	18,191	5.00%	707,049	16,541	4.72%
Federal Funds Sold	7,598	107	5.65%	7,787	203	5.26%	407	9	4.46%
Loans, net of unearned income (3)
Real Estate	915,525	15,718	6.89%	906,165	30,672	6.83%	849,783	27,682	6.57%
Commercial Loans (2)	337,808	7,006	8.32%	339,111	13,912	8.27%	298,026	11,797	7.98%
Consumer Loans	80,969	1,429	7.08%	81,198	2,842	7.06%	96,346	3,789	7.93%
Direct Lease Financing	9,871	178	7.23%	10,121	334	6.65%	12,507	377	6.08%

Total loans, net of unearned income	1,344,173	24,331	7.26%	1,336,595	47,760	7.21%	1,256,662	43,645	7.00%

Total interest-earning assets	2,092,773	33,765	6.47%	2,084,386	66,308	6.42%	1,967,623	60,260	6.18%

Other assets	158,701			158,502			150,689

Total assets	$2,251,474			$2,242,888			$2,118,312

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	707,090	3,454	1.96%	703,470	6,688	1.92%	699,993	5,003	1.44%
Time Dep > $100,000	336,013	4,125	4.92%	346,322	8,544	4.98%	307,443	6,375	4.18%
Time Dep < $100,000	348,856	4,025	4.63%	347,075	7,925	4.60%	307,478	5,457	3.58%
Brokered Time Dep < $100,000	17,590	217	4.95%	20,673	510	4.97%	38,678	869	4.53%

Total interest-bearing deposits	1,409,549	11,821	3.36%	1,417,540	23,667	3.37%	1,353,592	17,704	2.64%
Federal funds purchased & securities sold under agreements to repurchase	199,122	2,037	4.10%	197,745	4,000	4.08%	150,591	2,611	3.50%
Other borrowings	73,160	798	4.38%	61,424	1,366	4.48%	73,869	1,658	4.53%

Total interest-bearing liabilities	1,681,831	14,656	3.50%	1,676,709	29,033	3.49%	1,578,052	21,973	2.81%
Noninterest bearing deposits	348,572			343,963			331,728
Accrued expenses and other liabilities	31,181			32,072			24,604

Total liabilities	2,061,584			2,052,744			1,934,384
Minority Interest	1,491			1,479			1,478
Shareholders’ equity	188,399			188,665			182,450

Total liabilities and shareholders’ equity	$2,251,474			$2,242,888			$2,118,312

Interest rate spread			2.97%			2.93%			3.37%

Net interest income/margin on earning assets		$19,109	3.66%		$37,275	3.61%		$38,287	3.92%
Tax Equivalent Adjustment		(619)			(1,223)			(1,499)

Net interest income per consolidated financial statements		$18,490			$36,052			$36,788

(1)	Average balances and yields exclude unrealized gains and losses on available-for-sale securities.
(2)	Interest income includes the effects of taxable-equivalent adjustments using a blended Federal and State income tax rate of 40% to increase tax exempt interest income to a taxable-equivalent basis.
(3)

Nonaccrual loans are included in the average loans totals presented above.  Payments received on nonaccrual loans have been recognized as disclosed in Note 1 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2006.

Provision for Loan/Lease Losses
The provision for loan/lease losses represents management’s estimate of the expense necessary to maintain the allowance for loan/lease losses at an adequate level. The provision for loan and lease losses was $192,000 and $663,000 for the three and six months ended June 30, 2007, compared to $74,000 and $533,000 for the same periods in 2006.  The increase in the provision for the three and six months ended June 30, 2007, was mainly due to increases in net charge-offs, nonperforming loans and total loans in the current quarter and year-to-date periods compared to the same periods in 2006.   The allowance for loan/lease losses as a percentage of period end loans was 1.05% at June 30, 2007, compared to 1.10% at June 30, 2006.  Refer to the section captioned “Allowance for Loan/Lease Losses and Nonperforming Assets” elsewhere in this discussion for further details on the allowance for loan/lease losses.

Noninterest Income
Management considers noninterest income an important driver of long-term revenue growth and a way to reduce earnings volatility that may result from changes in general market interest rates.  Noninterest income for the three months ended June 30, 2007, was $10.8 million, an increase of 6.7% from the same period in 2006. Year-to-date 2007, noninterest income was $21.2 million, up 11.7% over the same period in 2006.  Noninterest income represented 36.9% of second quarter total revenues and 37.1% of year-to-date total revenues, compared to 35.9% and 34.1%, respectively, for the same periods in 2006.  The primary components of noninterest income are fees from investment services, insurance commissions and fees, service charges on deposit accounts, and card services income.  These categories were all up in the second quarter and year-to-date over the comparable periods in 2006.  Changes in the components of noninterest income are discussed below.

Investment services income was $3.5 million in the second quarter of 2007, up 14.3% over the same period in 2006. For the first six months of 2007, investment services income was $7.0 million, an increase of 17.7% over the same period in 2006.  Investment services reflects income from Tompkins Investment Services (“TIS”), a division within Tompkins Trust Company, and AM&M.  Investment services income includes: trust services, financial planning, wealth management services, and brokerage related services. TIS generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing investments in employee benefits plans. TIS also oversees retail brokerage activities in the Company’s banking offices.  AM&M provides fee-based financial planning services, wealth management services, and brokerage services to independent financial planners and investment advisors. TIS revenues for the three and six months ended June 30, 2007 increased by $246,000 or 16.1% and $452,000 or 14.8%, respectively, as compared to the same periods in 2006.  With fees largely based on the market value and the mix of assets managed, the general direction of the stock market has a considerable impact on fee income. The market value of assets managed by, or in custody of, TIS, including retail brokerage assets, was $1.8 billion at June 30, 2007, up 10.7% from $1.6 billion at June 30, 2006. These figures include $470.5 million and $509.7 million, respectively, of Company-owned securities of which TIS is custodian. Trends for new business in trust and investment services remain positive.

AM&M revenues increased by $197,000 or 12.6% and by $601,000 or 20.6% for the three and six months ended June 30, 2007, compared to the same periods in 2007, driven by growth in wealth management business and brokerage services.

Insurance commissions and fees for the three and six months ended June 30, 2007 increased by $553,000 or 24.5% and $1.1 million or 23.9%, respectively, as compared to the same periods in 2006.  Revenue growth was in both commercial and personal business lines.  Tompkins Insurance acquired four insurance agencies in 2006, which contributed to the year-over-year growth in revenues.

Service charges on deposit accounts for the three and six months ended June 30, 2007 increased by $720,000 or 34.5% and $733,000 or 18.3%, respectively, as compared to the same periods in 2006. The largest component of this category is overdraft fees, which is largely driven by customer activity.  Customer activity has been changing over the past several years, with electronic transactions such as debit cards and Internet banking reducing the volume of checks.  The Company reviewed and revised the way that it processes these transactions during the quarter to process electronic transactions substantially the same as paper transactions, which has had a favorable impact on overdraft income.

Card services income for the three and six months ended June 30, 2007, increased by $197,000 or 27.8% and $304,000 or 21.7%, respectively, as compared to the same periods in 2006. The increase is mainly due to an increase in interchange income as a result of increased transactional volume from debit cards in 2007 over 2006.

Trading losses for the three and six months ended June 30, 2007, were $600,000 and $148,000, respectively.  There was no trading activity in 2006.  These losses relate to change in the fair value of securities designated as trading that were negatively affected by rising interest rates during the quarter.  The Company designated approximately $62.0 million of securities as trading in the first quarter of 2007 with the adoption of SFAS 159, effective January 1, 2007. The Company recognized a pre-tax gain of approximately $452,000 in the first quarter of 2007, representing the change in fair value of securities identified as trading securities between the adoption of SFAS 159 on January 1, 2007 and March 31, 2007.  In April 2007, the Company initiated a securities portfolio restructuring transaction and sold the $62.0 million of trading securities and subsequently reinvested the majority of the proceeds in securities designated as trading securities. The fair value of the $62.4 million of trading securities held at June 30, 2007 has decreased by $379,000 since purchase.  Also included in trading losses is the change in fair value on the $25.0 million of FHLB borrowings that the Company selected the fair value option for in the second quarter of 2007.

Noninterest income for the second quarter of 2007 includes $283,000 of income relating to increases in the cash surrender value of corporate owned life insurance (COLI).  This compares to $265,000 for the same period in 2006.  For the year-to-date period COLI related income was $556,000 compared to $570,000 for the same period in 2006. The COLI relates to life insurance policies covering certain executive officers of the Company.  The Company’s average investment in COLI was $26.1 million for the three-month period ended June 30, 2007, compared to $27.6 million for the same period in 2006.  Although income associated with the insurance policies is not included in interest income, the COLI produced a tax-equivalent return of 7.21% for the first six months of 2007, compared to 6.98% for the same period in 2006.  For the quarter and year-to-date periods ended June 30, 2006, the Company recognized $685,000 in proceeds from death benefits on corporate owned life insurance.

Other income for the six months ended June 30, 2007, was $469,000, down $179,000 or 27.6% from the same period prior year.  The decrease was mainly a result of lower income related to the Company’s investment in a Small Business Investment Company.

Noninterest Expenses
Total noninterest expenses increased 6.5% to $19.7 million for the three months ended June 30, 2007, compared to $18.5 million for the same period in 2006, and increased 6.5% to $38.8 million for the six months ended June 30, 2007, from $36.4 million for the same period in 2006. The increase in 2007 over 2006 was primarily in compensation and benefits related expenses, premises and fixed asset expenses, and professional fees, which were all impacted by business expansion initiatives that included insurance agency acquisitions, expansion of retail brokerage services, and the expansion of banking offices.  Changes in the components of noninterest expense are discussed below.

Personnel-related expense increased by $791,000 or 7.5% and by $1.5 million or 6.9% for the three and six month periods ended June 30, 2007.  The increase in 2007 over 2006 was primarily a result of higher salaries and wages and benefits related to an increase in average full time equivalent employees (FTEs), from 644 at June 30, 2006, to 676 at June 30, 2007, and annual salary adjustments. The increase in average FTEs is a result of the staffing requirements at the Company’s newer offices and four insurance agency acquisitions by Tompkins Insurance in 2006.  Employee benefit related expenses were also up over the same periods in 2006.

Expenses related to bank premises and furniture and fixtures increased by $365,000 or 16.8% and by $698,000 or 16.2% for the three and six month periods ended June 30, 2007.  Additions to the Company’s branch network, insurance agency acquisitions, as well as higher real estate taxes, insurance and utility costs contributed to the increased expenses for premises and furniture and fixtures year-over-year.

Professional fees increased by $470,000 or 142.0% and by $678,000 or 97.7% for the three and six months ended June 30, 2007.  In the first quarter of 2007, the Company engaged a consulting group to assist management in continuing to identify and implement profit improvement initiatives designed to reduce expenses and increase revenue.  Implementation of certain initiatives took place in the second quarter and management is encouraged by the preliminary results of this effort.  Management expects these efforts to have a positive impact on financial results in the second half of 2007, although a nonrecurring reorganization charge of $600,000, after-tax, is expected in the third quarter of 2007.  Consulting fees related to profit improvement initiatives were $400,000 in the second quarter and $505,000 in the first six months of 2007.

Cardholder expenses were down $63,000 or 19.7% and $179,000 or 26.7% for the three and six months ended June 30, 2007, driven by the fourth quarter 2006 sale of the Company’s credit card portfolio.

Other operating expenses decreased by $199,000 or 5.4% and by $283,000 or 4.1% for the three and six months ended June 30, 2007.  Contributing to the decrease in other operating expenses was a decrease in donation expenses in 2007 compared to 2006, which included a $300,000 contribution to Tompkins County Trust Company Charitable Fund in the second quarter of 2006.

Income Tax Expense
The provision for income taxes provides for Federal and New York State income taxes. The provision for the three months ended June 30, 2007, was $3.0 million, compared to $2.8 million for the same period in 2006.  For the year-to-date period ended June 30, 2007, the provision was $5.7 million compared to $5.6 million for the same period in 2006.  The Company’s effective tax rate for the second quarter of 2006 was 32.2%, compared to 29.3% for the same period in 2006.  For the six months ended June 30, 2007, the effective tax rate was 31.7% compared to 29.8% for the comparable prior year period.  The recognition of $685,000 of life insurance proceeds in the second quarter of 2006 contributed to the lower effective rate in 2006 compared with 2007.

FINANCIAL CONDITION
Total assets were $2.3 billion at June 30, 2007, up 2.3% over December 31, 2006, and up 5.8% over June 30, 2006. Asset growth over year-end 2006 included a $35.1 million increase in the total loans and leases, and a $9.4 million increase in cash and equivalents. The growth in total loans and leases, which represented a 2.6% increase from year-end 2006, was primarily in commercial and residential real estate loans; the consumer and leasing portfolios were down from year-end 2006. Total investment securities were flat compared to year-end 2006.  The Company’s decision to early adopt SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective January 1, 2007, resulted in transfer of securities from the available-for-sale portfolio to the trading portfolio.  As of June 30, 2007, the trading portfolio totaled $62.4 million.

Total deposits were $1.7 billion at June 30, 2007, down less than 1% from year-end 2006, and up $51.6 million or 3.1% from June 30, 2006.  The growth in total deposits since June 30, 2006 is mainly in higher yielding time deposits.  Savings and money market balances and noninterest bearing balances are up slightly from June 30, 2006, increasing by 1.2% and 2.6%, respectively.  Time deposit balances have decreased 5.6% from year-end 2006, primarily due to lower municipal time deposits.  Other borrowings increased $70.3 million from year-end 2006 to $156.2 million at June 30, 2007 as the Company used borrowings with the Federal Home Loan Bank (FHLB) to support asset growth as an alternative to higher cost wholesale deposits. During the second quarter of 2007, the Company elected the fair value option for $25.0 million of FHLB borrowings incurred during the quarter.  As of June 30, 2007, fair value of these borrowings was down about $23,000.

Nonperforming assets were $8.8 million at June 30, 2007, up from $4.0 million at June 30, 2006.   The increase is mainly due to the addition of a single $4.1 million nonperforming commercial relationship, of which approximately $3.7 million is 90% guaranteed by a government agency.  For the three months and six months ended June 30, 2007, net charge-offs were $358,000, and $634,000, respectively, up from $166,000 and $500,000 in the same periods of 2006.

There has been significant attention to subprime consumer real estate lending in the media. The Company has not engaged in the origination or purchase of subprime loans as a line of business.

Capital
Total shareholders’ equity totaled $185.0 million at June 30, 2007, a decrease of $4.6 million from December 31, 2006. Additional paid-in capital decreased by $7.4 million, from $158.2 million at December 31, 2006, to $150.8 million at June 30, 2007, reflecting the effects of repurchases of the Company’s common stock, which were partially offset by the exercise of stock options and stock-based compensation expense.  The Company repurchased 212,279 shares of its common stock for $8.3 million during the six month period ended June 30, 2007.  Retained earnings increased $4.8 million from $44.4 million at December 31, 2006, to $49.2 million at June 30, 2007, reflecting net income of $12.1 million less dividends paid of $5.9 million and a cumulative-effect adjustment of $1.5 million related to the adoption of SFAS 159.  Accumulated other comprehensive loss increased by nearly $1.7 million between December 31, 2006 and June 30, 2007, reflecting the effects of the adoption of SFAS 159, an increase in unrealized losses on available-for-sale securities due to higher market rates, and amounts recognized in other comprehensive income related to postretirement benefit plans.  The early adoption of SFAS 159 required that any cumulative unrealized losses or gains related to securities where the fair value option was elected be included in the cumulative-effect adjustment, net of tax.

Cash dividends paid in the first six months of 2007 totaled approximately $5.9 million, representing 48.4% of year-to-date earnings.  Cash dividends of $0.60 per share paid during the first six months of 2007 were up 9.1% over cash dividends of $0.55 per share paid in the first six months of 2006.

On July 18, 2006, the Company’s Board of Directors approved a stock repurchase plan (the “2006 Plan”) to replace its 2004 Plan, which expired in July 2006.  The 2006 Plan authorizes the repurchase of up to 450,000 additional shares of the Company’s outstanding common stock over a two-year period. During the first six months of 2007, the Company repurchased 212,279 shares at an average cost of $39.26.  As of June 30, 2007, the Company has repurchased 300,507 shares under the 2006 Plan at an average cost of $40.52 per share.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and its subsidiaries meet all capital adequacy requirements to which they are subject. The table below reflects the Company’s capital position at June 30, 2007, compared to the regulatory capital requirements for  “well capitalized” institutions.

REGULATORY CAPITAL ANALYSIS – June 30, 2007

	Actual		Well Capitalized Requirement

(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$191,433	12.6%	$152,058	10.0%
Tier I Capital (to risk weighted assets)	$176,982	11.64%	$91,235	6.0%
Tier I Capital (to average assets)	$176,982	7.9%	$111,565	5.0%

As illustrated above, the Company’s capital ratios on June 30, 2007, remain well above the minimum requirement for well capitalized institutions. As of June 30, 2007, the capital ratios for each of the Company’s subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

Allowance for Loan/Lease Losses and Nonperforming Assets
Management reviews the adequacy of the allowance for loan/lease losses (the “allowance”) on a regular basis. Management considers the accounting policy relating to the allowance to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the Company’s portfolio and the material effect that assumption could have on the Company’s results of operations. Factors considered in determining the adequacy of the allowance and the related provision include:  management’s approach to granting new credit; the ongoing monitoring of existing credits by the internal and external loan review functions; the growth and composition of the loan and lease portfolio; the level and trend of market interest rates; comments received during the course of regulatory examinations; current local economic conditions; past due and nonperforming loan statistics; estimated collateral values; and an historical review of loan and lease loss experience. Based upon consideration of the above factors, management believes that the allowance is adequate to provide for the risk of loss inherent in the current loan and lease portfolio.  Activity in the Company’s allowance for loan/lease losses during the first six months of 2007 and 2006 is illustrated in the table below.

ANALYSIS OF THE ALLOWANCE FOR LOAN/LEASE LOSSES  (In thousands)

	June 30, 2007	June 30, 2006

Average Loans and Leases Outstanding Year to Date	$1,336,595	$1,256,662

Beginning Balance	14,328	13,677

Provision for loan/lease losses	663	533
Loans charged off	(908)	(733)
Loan recoveries	274	233

Net charge-offs	(634)	(500)

Ending Balance	$14,357	$13,710

The allowance represented 1.05% of total loans and leases outstanding at June 30, 2007, down from 1.10% at June 30, 2006. The allowance coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) decreased from 4.0 times at June 30, 2006, to 1.7 times at June 30, 2007.  The decrease in this ratio is mainly due to the addition of one large commercial relationship totaling $4.1 million in nonperforming assets at June 30, 2007.  Approximately $3.7 million of this relationship has a 90% guarantee of a U.S. government agency.

The level of nonperforming assets at June 30, 2007, and 2006, is illustrated in the table below. Nonperforming assets of $8.8 million as of June 30, 2007, were up $4.8 million from nonperforming assets of $4.0 million as of June 30, 2006. Nonperforming assets represented 0.39% of total assets at June 30, 2007, compared to 0.19% at June 30, 2006. Approximately $3.4 million of nonperforming loans at June 30, 2007, were secured by U.S. government guarantees, while $677,000 were secured by one-to-four family residential properties.

NONPERFORMING ASSETS (In thousands)

	June 30, 2007	June 30, 2006

Nonaccrual loans and leases	$8,474	$2,937
Loans past due 90 days and accruing	2	475
Troubled debt restructuring not included above	0	50

Total nonperforming loans	8,476	3,462

Other real estate, net of allowances	362	513

Total nonperforming assets	$8,838	$3,975

Total nonperforming loans/leases as a percent of total loans/leases	0.62%	0.29%

Total nonperforming assets as a percentage of total assets	0.39%	0.19%

Potential problem loans/leases are loans/leases that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans/leases as nonperforming at some time in the future.  Management considers loans/leases classified as Substandard that continue to accrue interest to be potential problem loans/leases. At June 30, 2007, the Company’s internal loan review function had identified 31 commercial relationships totaling $11.3 million, which it has classified as Substandard, which continue to accrue interest.  As of December 31, 2006, the Company’s internal loan review function had classified 25 commercial relationships as Substandard totaling $19.7 million, which continue to accrue interest. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in aggregate, give management reason to believe that the current risk exposure on these loans is not significant. At June 30, 2007, approximately $462,000 of these loans were backed by guarantees of U.S. government agencies. While in a performing status as of June 30, 2007, these loans exhibit certain risk factors, which have the potential to cause them to become nonperforming in the future. Accordingly, management’s attention is focused on these credits, which are reviewed at least quarterly.  The decrease in the dollar amount of commercial relationships classified as Substandard and still accruing between December 31, 2006 and June 30, 2007 was mainly due to three commercial relationships totaling $7.2 million that were classified as Substandard and accruing at December 31, 2006, and Substandard and nonaccruing at June 30, 2007.

Deposits and Other Liabilities
Total deposits of $1.7 billion at June 30, 2007 were down $11.3 million or less than 1% from December 31, 2006 and up $51.6 million or 3.1% from June 30, 2006. The increase over June 30, 2007 was mainly in time deposits and was driven by the rise in short-term market interest rates and competitive market conditions.  Noninterest bearing deposit balances and interest-checking, savings and money market balances were up $9.0 million or 2.6% and $8.6 million or 1.24%, respectively, at June 30, 2007 over June 30, 2006.  Between year-end 2006 and June 30, 2007, municipal time deposits of $100,000 or more decreased by $47.0 million or 30.0%, while interest-checking, savings and money markets increased by approximately $23.5 million or 3.4%.  The decrease in municipal deposit balances was mainly due to two large time deposits that were deposited in the first quarter for a short time period.

The Company’s primary funding source is core deposits, defined as total deposits less time deposits of $100,000 or more, brokered time deposits, and municipal money market deposits.  Core deposits increased 3.1% from year-end 2006 to $1.3 billion at June 30, 2007 and represented 63.1% of total liabilities.

Non-core funding sources for the Company totaled $734.5 million at June 30, 2007, up from $717.4 million at December 31, 2006. Non-core funding at June 30, 2007 included municipal deposits, time deposits of $100,000 or more, term advances and securities sold under agreements to repurchase (“repurchase agreements”) with the Federal Home Loan Bank (FHLB), and retail repurchase agreements. The growth in non-core funding between December 31, 2006, and June 30, 2007 was concentrated in term advances and repurchase agreements with the FHLB, partially offset by a decrease in municipal time deposits over $100,000.  Municipal time deposits were down $46.9 million to $112.4 million at June 30, 2007.

The Company’s liability for repurchase agreements amounted to $188.9 million at June 30, 2007, which is down slightly from $191.5 million at December 31, 2006.  Included in repurchase agreements at June 30, 2007, were $132.0 million in FHLB repurchase agreements and $57.0 million in retail repurchase agreements.  Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date.  Included in the $132.0 million of repurchase agreements with the FHLB are $115.0 million that have call dates between 2007 and 2017 and are callable if certain conditions are met.

At June 30, 2007, other borrowings of $156.2 million were predominately term advances with the FHLB.  The increase in other borrowings from a year-end 2006 balance of $85.9 million included $70.0 million of term advances and $5.3 million of overnight borrowings with the FHLB.  Included in the $156.2 million in term advances with the FHLB are $109.0 million of advances that have call dates between 2007 and 2017 and are callable if certain conditions are met, and $45.8 million of overnight borrowings.

As mentioned elsewhere in this report, the Company elected to apply the fair value option for approximately $25.0 million of borrowings incurred during the second quarter of 2007.  The borrowings were with the FHLB of New York and included:  a $10.0 million, 10-year fixed convertible advance at 5.183%, convertible at the end of 3-years; a $10.0 million, 3-year repo convertible advance at 5.046%, convertible at the end of 1-year; and a $5.0 million, 7-year repo convertible advance at 4.715%, convertible at the end of three years.  As of June 30, 2007, the aggregate fair value of the $25.0 million of FHLB advances was approximately $25.0 million, reflecting a decrease in fair value of about $23,000.

Liquidity
The objective of liquidity management is to ensure the availability of adequate funding sources to satisfy the demand for credit, deposit withdrawals, and business investment opportunities. The Company’s large, stable core deposit base and strong capital position are the foundation for the Company’s liquidity position. The Company uses a variety of resources to meet its liquidity needs, which include deposits, cash and cash equivalents, short-term investments, cash flow from lending and investing activities, repurchase agreements, and borrowings.  The Company may also use borrowings as part of a growth strategy.  Asset and liability positions are monitored primarily through Asset/Liability Management Committees of the Company’s subsidiary banks individually and on a combined basis. These Committees review periodic reports on the liquidity and interest rate sensitivity positions. Comparisons with industry and peer groups are also monitored.  The Company’s strong reputation in the communities it serves, along with its strong financial condition, provide access to numerous sources of liquidity as described below.  Management believes these diverse liquidity sources provide sufficient means to meet all demands on the Company’s liquidity that are reasonably likely to occur.

Core deposits are a primary and low cost funding source obtained primarily through the Company’s branch network.  Core deposits totaled $1.3 billion at June 30, 2007, up $39.4 million or 3.1% from year-end 2006, and $49.8 million or 4.0% from June 30, 2006.   Core deposits represented 77.1% of total deposits and 63.1% of total liabilities at June 30, 2007, compared to 74.3% of total deposits and 62.9% of total liabilities at December 31, 2006.

In addition to core deposits, the Company uses non-core funding sources to support asset growth.  These non-core funding sources include time deposits of $100,000 or more, brokered time deposits, municipal money market accounts, securities sold under agreements to repurchase and term advances from the FHLB.  Rates and terms are the primary determinants of the mix of these funding sources.  Non-core funding sources, as a percentage of total liabilities, were relatively unchanged from December 31, 2006 to June 30, 2007, measuring  35.5% at December 31, 2006 and  35.4% at June 30, 2007.  Time deposits of $100,000 or more were down $37.2 million or 11.9% from year-end 2006 to June 30, 2007, while FHLB advances were up $80.2 million or 27.8%.  The decrease in the time deposits of $100,000 or more was primarily a result of a decrease in municipal deposits, which are somewhat seasonal.

Cash and cash equivalents totaled $61.6 million as of June 30, 2007, up from $52.2 million at December 31, 2006. Short-term investments, consisting of securities due in one year or less, increased from $49.1 million at December 31, 2006, to $71.6 million on June 30, 2007.  The Company also has $62.4 million of securities designated as trading securities.  The Company pledges securities as collateral for certain non-core funding sources.  Securities carried at $584.0 million at December 31, 2006, and $535.3 million at June 30, 2007, were pledged as collateral for public deposits or other borrowings, and pledged or sold under agreements to repurchase.  Pledged securities represented 74.9% of total securities as of June 30, 2007, compared to 79.5% as of December 31, 2006.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $317.9 million at June 30, 2007 compared with $352.4 million at December 31, 2006. Outstanding principle balances of residential mortgage loans, consumer loans, and leases totaled approximately $580.9 million at June 30, 2007 as compared to $563.4 million at December 31, 2006. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At June 30, 2007, the unused borrowing capacity on established lines with the FHLB was $360.8 million. As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At June 30, 2007, total unencumbered residential mortgage loans of the Company were $225.3 million.  Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

The Company has not identified any trends or circumstances that are reasonably likely to result in material increases or decreases in liquidity in the near term.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Interest rate risk is the primary market risk category associated with the Company’s operations.  Interest rate risk refers to the volatility of earnings caused by changes in interest rates.  The Company manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time.  The simulation models are used to estimate the potential effect of interest rate shifts on net interest income for future periods. Each quarter the Asset/Liability Management Committee reviews the simulation results to determine whether the exposure of net interest income to changes in interest rates remains within board-approved levels.  The Committee also considers strategies to manage this exposure and incorporates these strategies into the investment and funding decisions of the Company.  The Company does not use derivatives, such as interest rate swaps, to manage its interest rate risk exposure.

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 200 basis point change in rates.  Based upon the simulation analysis performed as of June 30, 2007, a 200 basis point upward shift in interest rates over a one-year time frame would result in a one-year decline in net interest income of approximately 3.6%, while a 200 basis point decline in interest rates over a one-year period would result in a decrease in net interest income of 1.2%.  This simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

The negative exposure in a rising rate environment is mainly driven by the repricing assumptions of the Company’s core deposit base and the lag in the repricing of the Company’s adjustable rate assets. Longer-term, the impact of a rising rate environment is positive as the asset base continues to reset at higher levels, while the repricing of the rate sensitive liabilities moderates. The negative exposure in the 200 basis point decline scenario results from the Company’s assets repricing downward more rapidly than the rates on the Company’s interest-bearing liabilities, mainly deposits.  The Company’s most recent base case simulation, which assumes interest rates remain unchanged from the date of the simulation, reflects a relatively flat to slightly higher net interest margin during 2007.

Although the simulation model is useful in identifying potential exposure to interest rate movements, actual results may differ from those modeled as the repricing, maturity, and prepayment characteristics of financial instruments may change to a different degree than modeled.  In addition, the model does not reflect actions that management may employ to manage its interest rate risk exposure. The Company’s current liquidity profile, capital position, and growth prospects offer management a level of flexibility to take actions that could offset some of the negative effects of unfavorable movements in interest rates.  Management believes the current exposure to changes in interest rates is not significant in relation to the earnings and capital strength of the Company.

The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of June 30, 2007.  The analysis reflects sensitivity to rising interest rates in all repricing intervals shown.

Condensed Static Gap – June 30, 2007

	Repricing Interval

(Dollar amounts in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets	$2,092,555	$475,019	$123,378	$229,584	$827,981
Interest-bearing liabilities	1,680,974	838,274	200,566	129,871	$1,168,711

Net gap position		(363,255)	(77,188)	99,713	(340,730)

Net gap position as a percentage of total assets		(16.07)%	(3.41)%	4.41%	(15.07)%

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2007.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report on Form 10-Q the Company’s disclosure controls and procedures were effective in providing reasonable assurance that any information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that material information relating to the Company and its subsidiaries is made known to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s first quarter ended June 30, 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table includes all Company repurchases made on a monthly basis during the period covered by this Quarterly Report on Form 10-Q, including those made pursuant to publicly announced plans or programs.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

April 1, 2007 through April 30, 2007	33,231	$40.06	32,100	265,972
May 1, 2007 through May 31, 2007	55,205	37.07	54,930	211,042
June 1, 2007 through June 30, 2007	61,549	37.38	61,549	149,493

Total	149,985	$37.86	148,579	149,493

On July 19, 2006, the Company announced that the Company’s Board of Directors approved, on July 18, 2006, a stock repurchase plan (the “2006 Plan”) to replace the expired 2004 Plan. The 2006 Plan authorizes the repurchase of up to 450,000 shares of the Company’s outstanding common stock over a two-year period.

Included above are 1,131 shares purchased in April 2007 at an average cost of $41.90 and 275 shares purchased in May 2007 at an average cost of $37.07 by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation, and Participating Subsidiaries and were part of the director deferred compensation under that plan. Shares purchased under the rabbi trust are not part of the Board approved stock repurchase plan.

Recent Sales of Unregistered Securities

The Company issued 29,944 of Tompkins common stock during the second quarter of 2007 related to the first quarter 2006 acquisition of AM&M, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of stockholders of the Company was held on May 14, 2007 (the “Annual Meeting”).  Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended.

The election of six directors for three-year terms and one director for a one-year term was approved at the Annual Meeting.  Director nominees: James J. Byrnes, Reeder D. Gates, Carl E. Haynes, Michael D. Shay, Michael H. Spain, and William D. Spain, Jr. were each elected to three year terms expiring in 2010.  Director nominee Stephen S. Romaine was elected to a one-year term expiring in 2008.  Directors continuing in office:  Russell K. Achzet, John E. Alexander, James W. Fulmer, James R. Hardie, Elizabeth W. Harrison, Patricia A. Johnson, Thomas R. Salm, Hunter R. Rawlings, III, and Craig Yunker.   The voting for the directors is shown below.

Director	Number of Shares Voted For	Number of Shares Voted Against

James J. Byrnes	7,692,477	196,962
Reeder D. Gates	7,579,440	309,999
Carl E. Haynes	7,695,666	193,773
Michael D. Shay	7,696,208	193,231
Michael H. Spain	7,645,354	244,085
William D. Spain, Jr.	7,645,657	243,782
Stephen S. Romaine	7,682,833	206,606

A proposal to amend the Company’s Certificate of Incorporation to change the Company name to Tompkins Financial Corporation from Tompkins Trustco, Inc. was also approved.  Voting on this proposal was as follows:  votes cast for:  7,596,963; votes cast against: 232,183; and abstentions:  60,289.

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer and required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer and required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Principal Executive Officer and required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of Principal Financial Officer and required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350 (filed herewith)

3(i)	Certificate of Incorporation (Revised)

3(ii)	Bylaws of the Company (Revised)

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 8, 2007

TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine

Stephen S. Romaine
President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Francis M. Fetsko

Francis M. Fetsko
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Pages

31.1	Certification of Principal Executive Officer and required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	31

31.2	Certification of Principal Financial Officer and required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	32

32.1	Certification of Principal Executive Officer and required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350	33

32.2	Certification of Principal Financial Officer and required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350	34

3(i)	Certificate of Incorporation (Revised)	35

3(ii)	Bylaws of the Company (Revised)	37