Form 10-Q
period 2007-09-30
TOMPKINS FINANCIAL CORP
filed 2007-11-09
CIK 1005817

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-12709

                                    TOMPKINS
                                FINANCIAL [LOGO]

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

Registrant's former name (if changed since last report): Tompkins Trustco, Inc.

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

Yes [ ] No [X].

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

                  Class                 Outstanding as of October 30, 2007
         ------------------             ----------------------------------
         Common Stock, $.10 par value           9,556,786 shares

                         TOMPKINS FINANCIAL CORPORATION

                                    FORM 10-Q

                                      INDEX

PART I -FINANCIAL INFORMATION
                                                                         PAGE
                                                                       --------
       Item 1 - Financial Statements (Unaudited)
                Condensed Consolidated Statements of Condition
                as of September 30, 2007 and December 31, 2006            3

                Condensed Consolidated Statements of Income for
                the three and nine months ended September 30,
                2007 and 2006                                             4

                Condensed Consolidated Statements of Cash Flows
                for the nine months ended September 30, 2007
                and 2006                                                  5

                Condensed Consolidated Statements of Changes in
                Shareholders' Equity for the nine months ended
                September 30, 2007 and 2006                               6

                Notes to Unaudited Condensed Consolidated Financial
                Statements                                                7-15

       Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       15-27

       Item 3 - Quantitative and Qualitative Disclosures about
                Market Risk                                               27-28

       Item 4 - Controls and Procedures                                   28

PART II - OTHER INFORMATION

       Item 1 - Legal Proceedings                                         29

       Item 1A - Risk Factors                                             29

       Item 2 - Unregistered Sales of Equity Securities and Use
                of Proceeds                                               29

       Item 3 - Defaults Upon Senior Securities                           29

       Item 4 - Submission of Matters to a Vote of Security Holders       30

       Item 5 - Other Information                                         30

       Item 6 - Exhibits                                                  30

SIGNATURES                                                                30

EXHIBIT INDEX                                                             31

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         TOMPKINS FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                  (In thousands, except share data) (Unaudited)

                                                                                          As of              As of
ASSETS                                                                                  09/30/2007         12/31/2006
                                                                                    -----------------   ----------------
Cash and noninterest bearing balances due from banks                                $          56,456   $         48,251
Interest bearing balances due from banks                                                        2,670              1,723
Federal funds sold                                                                                  0              2,200
Trading securities, at fair value                                                              66,340                  0
Available-for-sale securities, at fair value                                                  634,353            655,322
Held-to-maturity securities, fair value of $50,780 at September 30, 2007,
   and $59,606 at December 31, 2006                                                            50,549             59,038
Loans and leases, net of unearned income and deferred costs and fees                        1,383,928          1,326,298
Less:  Allowance for loan/lease losses                                                         14,410             14,328
------------------------------------------------------------------------------------------------------------------------
                                                                 Net Loans/Leases           1,369,518          1,311,970

Bank premises and equipment, net                                                               44,807             43,273
Corporate owned life insurance                                                                 26,555             25,622
Goodwill                                                                                       21,371             21,235
Other intangible assets                                                                         3,683              4,051
Accrued interest and other assets                                                              40,560             38,152
------------------------------------------------------------------------------------------------------------------------
                                                                     Total Assets   $       2,316,862   $      2,210,837
========================================================================================================================

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARIES AND SHAREHOLDERS' EQUITY
Deposits:
   Interest bearing:
      Checking, savings and money market                                            $         750,639   $        680,844
      Time                                                                                    609,985            669,222
   Noninterest bearing                                                                        365,104            359,354
------------------------------------------------------------------------------------------------------------------------
                                                                   Total Deposits           1,725,728          1,709,420

Federal funds purchased and securities sold under agreements to
   repurchase ($15,257 valued at fair value at September 30, 2007)                            196,085            191,490
Other borrowings ($10,410 valued at fair value at September 30, 2007)                         148,213             85,941
Other liabilities                                                                              55,541             32,914
------------------------------------------------------------------------------------------------------------------------
                                                                Total Liabilities   $       2,125,567   $      2,019,765
------------------------------------------------------------------------------------------------------------------------

Minority interest in consolidated subsidiaries                                                  1,487              1,452

Shareholders' equity:
   Common Stock - par value $.10 per share: Authorized 15,000,000 shares;
     Issued: 9,612,681 at September 30, 2007; and 9,889,569 at December 31, 2006                  961                989
   Additional paid-in capital                                                                 147,498            158,203
   Retained earnings                                                                           52,889             44,429
   Accumulated other comprehensive loss                                                        (9,826)           (12,487)
   Treasury stock, at cost - 69,272 shares at September 30, 2007,
     and 64,418 shares at December 31, 2006                                                    (1,714)            (1,514)
------------------------------------------------------------------------------------------------------------------------
                                                       Total Shareholders' Equity   $         189,808   $        189,620
------------------------------------------------------------------------------------------------------------------------

                Total Liabilities, Minority Interest in Consolidated Subsidiaries
                                                         and Shareholders' Equity   $       2,316,862   $      2,210,837
========================================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                         TOMPKINS FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share data) (Unaudited)

                                                                       Three months ended        Nine months ended
                                                                    09/30/2007   09/30/2006   09/30/2007   09/30/2006
                                                                    ----------   ----------   ----------   ----------
INTEREST AND DIVIDEND INCOME
Loans                                                               $   24,644   $   22,798   $   72,341   $   66,360
Due from banks                                                              29            8          183           73
Federal funds sold                                                          14            0          217            9
Trading securities                                                         813            0        1,989            0
Available-for-sale securities                                            7,227        7,281       22,018       20,992
Held-to-maturity securities                                                497          632        1,560        2,046
---------------------------------------------------------------------------------------------------------------------
                            Total Interest and Dividend Income          33,224       30,719       98,308       89,480
---------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits:
   Time certificates of deposits of $100,000 or more                     3,204        3,064       11,748        9,439
   Other deposits                                                        7,786        6,677       22,908       18,006
Federal funds purchased and securities sold under agreements
   to repurchase                                                         2,066        1,482        6,066        4,093
Other borrowings                                                         1,665        1,392        3,031        3,050
---------------------------------------------------------------------------------------------------------------------
                                        Total Interest Expense          14,721       12,615       43,753       34,588
---------------------------------------------------------------------------------------------------------------------
                                           Net Interest Income          18,503       18,104       54,555       54,892
---------------------------------------------------------------------------------------------------------------------
                        Less:  Provision for loan/lease losses             387          482        1,050        1,015
---------------------------------------------------------------------------------------------------------------------
     Net Interest Income After Provision for Loan/Lease Losses          18,116       17,622       53,505       53,877
---------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Investment services income                                               3,621        3,173       10,628        9,128
Insurance commissions and fees                                           2,910        2,568        8,440        7,038
Service charges on deposit accounts                                      2,789        2,030        7,517        6,025
Card services income                                                       884          746        2,587        2,144
Other service charges                                                      631          651        1,927        1,867
Mark-to-market gain on trading securities                                  346            0          221            0
Mark-to-market loss on liabilities held at fair value                     (644)           0         (667)           0
Increase in cash surrender value of corporate owned life                   302          276          858          846
insurance
Life insurance proceeds                                                      0            0            0          685
Gains on sale of loans                                                      54           40          151          118
Other income                                                               408          477          877        1,127
Net gain on sale of available-for-sale securities                          283            0          289            0
---------------------------------------------------------------------------------------------------------------------
                                      Total Noninterest Income          11,584        9,961       32,828       28,978
---------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSES
Salary and wages                                                         9,045        8,265       26,616       24,928
Pension and other employee benefits                                      2,598        2,074        7,712        6,629
Net occupancy expense of bank premises                                   1,484        1,239        4,531        3,667
Furniture and fixture expense                                              949          885        2,895        2,753
Marketing expense                                                          568          648        1,748        1,850
Professional fees                                                          925          392        2,297        1,086
Software licenses and maintenance                                          552          459        1,555        1,434
Cardholder expense                                                         241          289          732          959
Amortization of intangible assets                                          155          183          498          540
Other operating expense                                                  3,182        3,026        9,885       10,013
---------------------------------------------------------------------------------------------------------------------
                                    Total Noninterest Expenses          19,699       17,460       58,469       53,859
---------------------------------------------------------------------------------------------------------------------
                 Income Before Income Tax Expense and Minority
                         Interest in Consolidated Subsidiaries          10,001       10,123       27,864       28,996
---------------------------------------------------------------------------------------------------------------------
Minority interest in consolidated subsidiaries                              33           33           98           98
                                            Income Tax Expense           3,163        3,287        8,820        8,919
=====================================================================================================================
                                                    Net Income      $    6,805   $    6,803   $   18,946   $   19,979
=====================================================================================================================
Basic Earnings Per Share                                            $     0.71   $     0.69   $     1.94   $     2.02
=====================================================================================================================
Diluted Earnings Per Share                                          $     0.70   $     0.68   $     1.93   $     2.00
=====================================================================================================================

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                                                        Nine months ended
                                                                                                     09/30/2007   09/30/2006
                                                                                                     ----------   ----------
OPERATING ACTIVITIES
Net income                                                                                           $   18,946   $   19,979
Adjustments to reconcile net income to net cash
   Provided by operating activities:
Provision for loan/lease losses                                                                           1,050        1,015
Depreciation and amortization premises, equipment, and software                                           3,279        3,058
Amortization of intangible assets                                                                           498          540
Earnings from corporate owned life insurance                                                               (858)        (846)
Net amortization on securities                                                                            1,100        1,202
Mark-to-market gain on trading securities                                                                  (221)           0
Mark-to-market loss on liabilities held at fair value                                                       667            0
Net realized gain on available-for-sale securities                                                         (289)           0
Net gain on sale of loans                                                                                  (151)        (118)
Proceeds from sale of loans                                                                               9,646        8,486
Loans originated for sale                                                                                (9,326)      (8,188)
Net loss (gain) on sale of bank premises and equipment                                                       18          (25)
Stock-based compensation expense                                                                            525          542
Increase in accrued interest receivable                                                                    (634)      (1,152)
(Decrease) increase in accrued interest payable                                                            (182)         500
Proceeds from sales of trading securities                                                                61,912            0
Purchases of trading securities                                                                         (72,300)           0
Payments/maturities from trading securities                                                               7,525            0
Other, net                                                                                               (4,237)       8,827
----------------------------------------------------------------------------------------------------------------------------
                                                    Net Cash Provided by Operating Activities            16,968       33,820
----------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities                                                73,223       54,844
Proceeds from sales of available-for-sale securities                                                     27,432       25,978
Proceeds from maturities of held-to-maturity securities                                                  11,933       32,258
Purchases of available-for-sale securities                                                             (117,641)    (121,408)
Purchases of held-to-maturity securities                                                                 (3,528)     (11,725)
Net increase in loans                                                                                   (58,767)     (48,127)
Proceeds from sale of bank premises and equipment                                                           111           68
Purchases of bank premises and equipment                                                                 (4,541)      (7,467)
Net cash used in acquisitions                                                                              (314)      (3,115)
Other, net                                                                                                    0          (82)
----------------------------------------------------------------------------------------------------------------------------
                                                        Net Cash Used in Investing Activities           (72,092)     (78,776)
----------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits                                               75,546       22,087
Net decrease in time deposits                                                                           (59,237)      (1,658)
Net increase in securities sold under agreements
   to repurchase and Federal funds purchased                                                              4,338       18,028
Increase in other borrowings                                                                            145,800       84,799
Repayment of other borrowings                                                                           (83,938)     (61,548)
Cash dividends                                                                                           (8,964)      (8,370)
Cash paid in lieu of fractional shares - 10% stock dividend                                                   0          (10)
Common stock repurchased and returned to unissued status                                                (11,969)      (9,261)
Net proceeds from exercise of stock options                                                                 475        1,406
Tax benefit from stock options exercises                                                                     25          253
----------------------------------------------------------------------------------------------------------------------------
                                                    Net Cash Provided by Financing Activities            62,076       45,726
----------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                                                 6,952          770
Cash and cash equivalents at beginning of period                                                         52,174       65,797
----------------------------------------------------------------------------------------------------------------------------
Total Cash & Cash Equivalents at End of Period                                                       $   59,126   $   66,567
============================================================================================================================
Supplemental Information:
Cash paid during the year for  - Interest                                                            $   43,935   $   34,089
Cash paid during the year for - Taxes                                                                     9,754        3,605
Non-cash investing and financing activities:
Fair value of non-cash assets acquired in purchase acquisitions                                              --   $      852
Fair value of liabilities assumed in purchase acquisitions                                                   --   $      945
Fair value of shares issued for acquisitions                                                         $       11   $    2,753
Securities purchased not yet settled                                                                 $   24,697           --
Transfer of available-for-sale securities to trading securities with adoption of SFAS No. 159        $   63,383   $   32,040

See accompanying notes to unaudited condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (In thousands, except share data) (Unaudited)
--------------------------------------------------------------------------------

                                                                                          Accumulated
                                                             Additional                      Other
                                               Common         Paid-in        Retained    Comprehensive     Treasury
                                                Stock         Capital        Earnings        Loss           Stock          Total
-----------------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 2006                 $         900  $     118,663  $      69,228       ($ 6,308)       ($1,262) $    181,221
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
   Net Income                                                                    19,979                                      19,979
   Other comprehensive loss                                                                        415                          415
                                                                                                                       ------------

      Total Comprehensive Income                                                                                             20,394

Cash dividends ($0.85 per share)                                                 (8,370)                                     (8,370)
Exercise of stock options and related
   tax benefit (70,825 shares, net)                     7          1,652                                                      1,659
Common stock repurchased and returned to
   unissued status (224,070 shares)                   (23)        (9,238)                                                    (9,261)
Effect of 10% stock dividend                           91         41,158        (41,249)                                          0
Cash paid in lieu of fractional shares
   (262 shares)                                                                     (10)                                        (10)
Directors deferred compensation plan
   (6,574 shares, net)                                               189                                         (189)            0
Stock-based compensation expense                                     542                                                        542
Shares issued for purchase acquisition
   (77,155 shares)                                      7          2,746                                                      2,753

-----------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 2006              $         982  $     155,712  $      39,578       ($ 5,893)       ($1,451) $    188,928
===================================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------------
Balances at January 1, 2007                 $         989  $     158,203  $      44,429       ($12,487)       ($1,514) $    189,620
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:
   Net Income                                                                    18,946                                      18,946
   Other comprehensive loss                                                                      1,139                        1,139
                                                                                                                       ------------
      Total Comprehensive Income                                                                                             20,085

Cash dividends ($0.92 per share)                                                 (8,964)                                     (8,964)
Exercise of stock options and related
   tax benefit (29,399 shares, net)                     3            497                                                        500
Common stock repurchased and returned to
   unissued status (309,099 shares)                   (31)       (11,938)                                                   (11,969)
Directors deferred compensation plan
   (4,854 shares, net)                                               200                                         (200)            0
Stock-based compensation expense                                     525                                                        525
Cumulative effect adjustment - adoption
   of SFAS 159                                                                   (1,522)         1,522                            0
Shares issued for purchase acquisition
   (2,812 shares)                                                     11                                                         11

-----------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 2007              $         961  $     147,498  $      52,889       ($ 9,826)       ($1,714) $    189,808
===================================================================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Headquartered in Ithaca, New York, Tompkins Financial Corporation ("Tompkins" or the "Company") is registered as a financial holding company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company conducts its business through its (i) three wholly-owned banking subsidiaries, Tompkins Trust Company, The Bank of Castile and The Mahopac National Bank ("Mahopac National Bank"), its (ii) wholly-owned insurance subsidiary, Tompkins Insurance Agencies, Inc., and its (iii) wholly-owned investment services subsidiary, AM&M Financial Services, Inc. ("AM&M"). AM&M has three operating companies: (1) AM&M Planners, Inc., which provides fee based financial planning and wealth management services for corporate executives, small business owners, and high net worth individuals; (2) Ensemble Financial Services, Inc., an independent broker-dealer and outsourcing company for financial planners and investment advisors; and (3) Ensemble Risk Solutions, Inc., which creates customized risk management plans using life, disability and long-term care insurance products. Unless the context otherwise requires, the term "Company" refers to Tompkins Financial Corporation and its subsidiaries. The Company's principal offices are located at The Commons, Ithaca, New York 14851, and its telephone number is (607) 273-3210. The Company's common stock is traded on the American Stock Exchange under the Symbol "TMP."

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

3. Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -- Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately in the balance sheet. SFAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Company elected to early adopt SFAS 159, effective January 1, 2007, and also apply the provisions of SFAS 157 Fair Value Measurements ("SFAS 157").

In the first quarter of 2007, the Company elected to apply the fair value option for certain securities within its available-for-sale portfolio with an aggregate cost basis of $65.9 million and an aggregate book value of $63.4 million as of the January 1, 2007 date of adoption. Included in the $65.9 million were $40.6 million of U.S. Government agencies (total portfolio of $217.5 million) and $25.3 million of mortgage-backed securities (total portfolio of $349.8 million). The Company selected these securities based upon yield and average remaining life. The securities selected had yields of less than 4.0% and average lives greater than 1.5 years. As a result of the election to early adopt, the cumulative unrealized loss related to these available-for-sale securities of $2.5 million was recorded directly in the Company's financial statements as a cumulative-effect adjustment, net of tax, to retained earnings. This net of tax amount of $1.5 million was previously included within accumulated other comprehensive loss as of December 31, 2006, based on the Company's ability and intent to hold these securities to recovery. The Company changed its intent with respect to these securities to enable the Company to record the losses directly to retained earnings rather than current income based on the transition provided and after evaluating various alternative investments that could have improved returns and met certain liquidity objectives that more closely match the Company's needs. At March 31, 2007, these securities were reported as trading securities on the Company's Consolidated Statements of Condition. The Company recognized a pre-tax gain of approximately $452,000 in the first quarter of 2007, representing the change in fair value of these securities since adoption of SFAS 159 on January 1, 2007.

In April 2007, Tompkins initiated a securities portfolio restructuring transaction whereby it sold the approximately $62.0 million in securities that were carried in the Company's trading portfolio subsequent to the adoption of SFAS 159. During the second quarter, the Company realized a pre-tax loss of approximately $198,000 on these $62.0 million of securities, reflecting changes in fair value. Proceeds from the sale were reinvested in securities that provide for a higher yield for accounting purposes that will reflect an improvement in the Company's liquidity and interest rate risk exposure position, although no change in cash yield received. As of September 30, 2007, the Company's trading securities totaled $66.3 million. The trading revenues related to the $66.3 million of trading securities held at September 30, 2007 were $346,000 and $43,000 for the three and nine months ended September 30, 2007, respectively. These mark-to-market adjustments are reflected in the Company's Consolidated Statements of Income in "Mark-to-Market Gain (Loss) on Trading Securities."

The Company determines fair value for its trading securities using independently quoted market prices. Interest income on trading securities is recognized when earned and included on the Company's Consolidated Statements of Income in "Interest and Dividend Income Trading Securities."

During the second quarter of 2007, the Company elected to apply the fair value option for approximately $25.0 million of borrowings incurred during the quarter. The borrowings are with the Federal Home Loan Bank of New York ("FHLB") and include: a $10.0 million, 10-year fixed convertible advance at 5.183%, convertible at the end of 3 years; a $10.0 million, 3-year repo convertible advance at 5.046%, convertible at the end of 1 year; and a $5.0 million, 7-year repo convertible advance at 4.715%, convertible at the end of 3 years. The Company borrowed a total of $65.0 million in term advances and $15.0 million in repurchase agreements with the FHLB during the second quarter. The $25.0 million identified for fair value were selected because their durations were similar to the durations of trading securities. As of September 30, 2007, the aggregate fair value of the $25.0 million of FHLB advances was approximately $25.7 million. For the three and nine months ended September 30, 2007, the fair value of these borrowings decreased by $644,000 and $667,000, respectively. These changes in fair value are included on the Company's Consolidated Statements of Income in "Mark-to-Market (Loss) Gain on Liabilities Held at Fair Value."

The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party. The Company's potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLB borrowings for the three months ended September 30, 2007. Interest expense on these borrowings is accrued and included on the Company's Consolidated Statements of Income in "Interest Expense Federal Funds Purchased and Securities Sold Under Agreements to Repurchase" and "Interest Expense Other Borrowings."

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

                                                         Fair Value Measurements at September 30, 2007 Using
                                            ----------------------------------------------------------------------------
                                                                    Quoted Prices                            Significant
                                                     Carrying   in Active Markets   Significant Other       Unobservable
                                                        Value       for Identical   Observable Inputs             Inputs
(In thousands)                                       09/30/07    Assets (Level 1)           (Level 2)          (Level 3)
------------------------------------------------------------------------------------------------------------------------
Trading securities                          $          66,340   $          66,340   $               0   $              0
Available-for-sale securities                         634,353             566,173              66,114              2,066
Borrowings                                             25,667                   0              25,667                  0
========================================================================================================================

The change in the book value of the $2.1 million of available-for-sale securities valued using significant unobservable inputs (Level 3), between January 1, 2007 and September 30, 2007 was immaterial in relation to the total market value of available-for-sale securities.

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also establishes a two-step evaluation process for tax positions, recognition and measurement. For recognition, a determination is made whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company's adoption of FIN 48 on January 1, 2007, did not have a material impact on the consolidated financial position, results of operations or cash flows.

As of September 30, 2007 and January 1, 2007, the Company did not have any significant unrecognized tax benefits. The Company's policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income. The amount of interest and penalties for the three months and nine months ended September 30, 2007 was immaterial. The tax years open to examination by Federal taxing authorities are 2003 through 2006, and the tax years open to State taxing authorities are 2004 through 2006.

In September 2006, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 06-04, Accounting for Deferred Compensation and
Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion ("APB") No. 12, "Omnibus Opinion -- 1967." The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-04 is effective for annual or interim reporting periods beginning after December 15, 2007. The provisions of Issue 06-04 should be applied through either a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. The Company is reviewing the impact of adopting the provisions of Issue 06-04 on the Company's financial position or results of operations.

In September 2006, the EITF also reached a final consensus on Issue 06-05, Accounting for Purchases of Life Insurance -- Determining the Amount That Could be Realized in Accordance with FASB Technical Bulletin No. 85-4. The consensus concludes that in determining the amount that could be realized under an insurance contract accounted for under FASB Technical Bulletin No. 85-4, "Accounting for Purchases of Life Insurance," the policyholder should (1) consider any additional amounts included in the contractual terms of the policy;
(2) assume the surrender value on a individual-life by individual-life policy basis; and (3) not discount the cash surrender value component of the amount that could be realized when contractual restrictions on the ability to surrender a policy exist. Issue 06-05 is effective for fiscal years beginning after

December 15, 2006. The consensus in Issue 06-05 should be adopted through either
(1) a change in accounting principle through a cumulative-effect adjustment to retained earning as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. At September 30, 2007, the Company had bank owned life insurance policies with a carrying value of $26.6 million. The Company's adoption of the provisions of Issue 06-05 did not have a material effect on the Company's financial position or results of operations.

4. Earnings Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share ("EPS"). A computation of Basic EPS and Diluted EPS for the three- and nine-month periods ending September 30, 2007, and 2006 is presented in the table below.

-----------------------------------------------------------------------------------------------------------------------
                                                                                            Weighted
                                                                                            Average            Per
Three months ended September 30, 2007                                     Net Income         Shares           Share
(in thousands except share and per share data)                           (Numerator)     (Denominator)        Amount
-----------------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to holders of common stock                             $       6,805        9,627,356    $        0.71

Effect of dilutive securities:
Stock options                                                                                   57,884
Shares issuable as contingent considerations                                                    13,851

Diluted EPS:
Income available to holders of common stock plus assumed conversions    $       6,805        9,699,091    $        0.70
=======================================================================================================================

The effect of dilutive securities calculation for the three-month period ended September 30, 2007, excludes stock options covering 477,650 shares of common stock because they are anti-dilutive.

-----------------------------------------------------------------------------------------------------------------------
                                                                                            Weighted
                                                                                            Average            Per
Three months ended September 30, 2006                                     Net Income         Shares           Share
(In thousands except share and per share data)                           (Numerator)     (Denominator)        Amount
-----------------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to holders of common stock                             $       6,803        9,816,272    $        0.69

Effect of dilutive securities:
Stock options                                                                                  128,876
Shares issuable as contingent considerations                                                    15,192

Diluted EPS:
Income available to holders of common stock plus assumed conversions    $       6,803        9,960,340    $        0.68
=======================================================================================================================

The effect of dilutive securities calculation for the three-month period ended September 30, 2006, excludes stock options covering 265,747 shares of common stock because they are anti-dilutive.

-----------------------------------------------------------------------------------------------------------------------
                                                                                            Weighted
                                                                                            Average            Per
Nine months ended September 30, 2007                                      Net Income         Shares           Share
(In thousands except share and per share data)                           (Numerator)     (Denominator)        Amount
-----------------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to holders of common stock                             $      18,946        9,742,581    $        1.94

Effect of dilutive securities:
Stock options                                                                                   75,362
Shares issuable as contingent considerations                                                     4,617

Diluted EPS:
Income available to holders of common stock plus assumed conversions    $      18,946        9,822,560    $        1.93
=======================================================================================================================

The effect of dilutive securities calculation for the nine-month period ended September 30, 2007, excludes stock options of 289,294 because they are anti-dilutive.

-----------------------------------------------------------------------------------------------------------------------
                                                                                            Weighted
                                                                                            Average            Per
Nine months ended September 30, 2006                                      Net Income         Shares           Share
(In thousands except share and per share data)                           (Numerator)     (Denominator)        Amount
-----------------------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to holders of common stock                             $      19,979        9,870,995    $        2.02

Effect of dilutive securities:
Stock options                                                                                  126,532
Shares issuable as contingent considerations                                                     5,064

Diluted EPS:
Income available to holders of common stock plus assumed conversions    $      19,979       10,002,591    $        2.00
=======================================================================================================================

The effect of dilutive  securities  calculation for the nine-month  period ended
September  30,  2006  excludes  stock  options  of  282,982   because  they  are
anti-dilutive.

5. Comprehensive Income

                                                                        Three months ended           Nine months ended
(In thousands)                                                       09/30/2007    09/30/2006    09/30/2007    09/30/2006
-------------------------------------------------------------------------------------------------------------------------
Net income                                                           $    6,805    $    6,803    $   18,946    $   19,979
-------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities:
   Unrealized holding gains arising during period                         4,467         5,753           987           415
                       Memo: Pre-tax net unrealized holding gain          7,445         9,588         1,646           692
   Reclassification adjustment for (gains) losses included in
      net income                                                           (170)            0          (173)            0
                                 Memo: Pre-tax net realized gain           (283)            0          (289)            0
Employee benefit plans:
   Amortization of previously recorded benefit plan amounts                 109             0           325             0
                                           Memo: Pre-tax amounts            180             0           543             0
                                                                     ----------    ----------    ----------    ----------

Other comprehensive income                                                4,406         5,753         1,139           415
-------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                           $   11,211    $   12,556    $   20,085    $   20,394
=========================================================================================================================

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

Components of Net Period Benefit Cost

                                                      Pension Benefits          Life and Health            SERP Benefits
                                                     Three months ended        Three months ended       Three months ended
(In thousands)                                    09/30/2007   09/30/2006   09/30/2007   09/30/2006   09/30/2007   09/30/2006
-----------------------------------------------------------------------------------------------------------------------------
Service cost                                      $      468   $      395   $       30   $       13   $       43   $       17
Interest cost                                            512          466           76           64          121          110
Expected return on plan assets for the period           (721)        (689)           0            0            0            0
Amortization of transition liability                       0            0           17           18            0            0
Amortization of prior service cost                       (27)         (27)           0            0           23           24
Amortization of net loss                                 144          179            0            0           23           28
-----------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                         $      376   $      324   $      123   $       95   $      210   $      179
=============================================================================================================================

                                                      Pension Benefits          Life and Health            SERP Benefits
                                                     Nine months ended         Nine months ended         Nine months ended
(In thousands)                                    09/30/2007   09/30/2006   09/30/2007   09/30/2006   09/30/2007   09/30/2006
-----------------------------------------------------------------------------------------------------------------------------
Service cost                                      $    1,404   $    1,185   $       90   $       39   $      129   $       54
Interest cost                                          1,537        1,398          229          191          363          328
Expected return on plan assets for the period         (2,164)      (2,067)           0            0            0            0
Amortization of transition liability                       0            0           51           56            0            0
Amortization of prior service cost                       (80)         (81)           0            0           70           70
Amortization of net loss                                 433          536            0            0           69           84
-----------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                         $    1,130   $      971   $      370   $      286   $      631   $      536
=============================================================================================================================

The Company realized approximately $325,000 net of tax, for the nine months ended September 30, 2007, as amortization of amounts previously recognized in accumulated other comprehensive income.

The Company previously disclosed in its audited consolidated financial statements for the year ended December 31, 2006, contained in the Company's Annual Report on Form 10-K, that although the Company is not required to contribute to the pension plan in 2007, it may voluntarily contribute to the pension plan in 2007. There was no contribution to the pension plan through the first nine months of 2007.

7. Financial Guarantees

Financial  Accounting  Standards Board ("FASB")  Interpretation  No. 45 (FIN No.
45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 requires certain disclosures and potential liability recognition for the fair value at issuance of guarantees that fall within its scope. Based upon management's interpretation of FIN No. 45, the Company currently does not issue any guarantees that would require liability recognition under FIN No. 45, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of September 30, 2007, the Company's maximum potential obligation under standby letters of credit was $52.3 million. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions.

8. Segment and Related Information

The Company manages its operations through two business segments: banking and financial services. Financial services activities consist of the results of the Company's trust, wealth and risk management operations. All other activities, including holding company activities, are considered banking. The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the services provided. Intercompany items relate primarily to the use of human resources, information systems, accounting and marketing services provided by any of the Banks and the holding company. All other accounting policies are the same as those described in the summary of significant accounting policies.

Summarized financial information concerning the Company's reportable segments and the reconciliation to the Company's consolidated results is shown in the following table. Investment in subsidiaries is netted out of the presentations below. The "Intercompany" column identifies the intercompany activities of revenues, expenses and other assets between the banking and financial services segment.

                                     As of and for the three months ended September 30, 2007
---------------------------------------------------------------------------------------------
                                                     Financial
(in thousands)                         Banking       Services     Intercompany   Consolidated
---------------------------------------------------------------------------------------------
Interest income                     $     33,154   $         89   $        (19)  $     33,224
Interest expense                          14,738              2            (19)        14,721
---------------------------------------------------------------------------------------------
           Net interest income            18,416             87              0         18,503
---------------------------------------------------------------------------------------------
Provision for loan losses                    387              0              0            387
Noninterest income                         5,215          6,543           (174)        11,584
Noninterest expense                       15,404          4,469           (174)        19,699
---------------------------------------------------------------------------------------------
    Income before income taxes             7,840          2,161              0         10,001
---------------------------------------------------------------------------------------------
Minority interest                             33              0              0             33
Provision for income taxes                 2,398            765              0          3,163
---------------------------------------------------------------------------------------------
                    Net Income      $      5,409   $      1,396   $          0   $      6,805
=============================================================================================

---------------------------------------------------------------------------------------------
Depreciation and amortization       $      1,026   $         57   $          0   $      1,083
Assets                                 2,293,779         26,014         (2,931)     2,316,862
Goodwill                                   5,377         15,994              0         21,371
Other intangibles                          1,430          2,253              0          3,683
Loans, net                             1,366,089          3,429              0      1,369,518
Deposits                               1,727,326            955         (2,553)     1,725,728
Equity                                   169,166         20,642              0        189,808
=============================================================================================

                                     As of and for the three months ended September 30, 2006
---------------------------------------------------------------------------------------------
(in thousands)                                       Financial
                                       Banking       Services     Intercompany   Consolidated
---------------------------------------------------------------------------------------------
Interest income                     $     30,640   $         81   $         (2)  $     30,719
Interest expense                          12,614              3             (2)        12,615
---------------------------------------------------------------------------------------------
           Net interest income            18,026             78              0         18,104
---------------------------------------------------------------------------------------------
Provision for loan losses                    482              0              0            482
Noninterest income                         4,231          5,800            (70)         9,961
Noninterest expense                       13,565          3,965            (70)        17,460
---------------------------------------------------------------------------------------------
    Income before income taxes             8,210          1,913              0         10,123
---------------------------------------------------------------------------------------------
Minority interest                             33              0              0             33
Provision for income taxes                 2,574            713              0          3,287
---------------------------------------------------------------------------------------------
                    Net Income      $      5,603   $      1,200   $          0   $      6,803
=============================================================================================

---------------------------------------------------------------------------------------------
Depreciation and amortization       $        950   $         58   $          0   $      1,008
Assets                                 2,158,374         22,775         (1,454)     2,179,695
Goodwill                                   5,377         12,082              0         17,459
Other intangibles                          1,757          1,484              0          3,241
Loans, net                             1,268,736          3,828              0      1,272,564
Deposits                               1,701,385          3,468         (1,414)     1,703,439
Equity                                   173,008         15,920              0        188,928
=============================================================================================

                                           For the nine months ended September 30, 2007
---------------------------------------------------------------------------------------------
(in thousands)                                       Financial
                                       Banking       Services     Intercompany   Consolidated
---------------------------------------------------------------------------------------------
Interest income                     $     98,100   $        245   $        (37)  $     98,308
Interest expense                          43,782              8            (37)        43,753
---------------------------------------------------------------------------------------------
           Net interest income            54,318            237              0         54,555
---------------------------------------------------------------------------------------------
Provision for loan losses                  1,050              0              0          1,050
Noninterest income                        14,119         19,019           (310)        32,828
Noninterest expense                       45,330         13,449           (310)        58,469
---------------------------------------------------------------------------------------------
    Income before income taxes            20,057          5,808              0         27,864
---------------------------------------------------------------------------------------------
Minority interest                             98              0              0             98
Provision for income taxes                 6,732          2,088              0          8,820
---------------------------------------------------------------------------------------------
                    Net Income      $     15,227   $      3,719   $          0   $     18,946
=============================================================================================

---------------------------------------------------------------------------------------------
Depreciation and amortization       $      3,104   $        175   $          0   $      3,279
=============================================================================================

                                                      For the nine months ended September 30, 2006
----------------------------------------------------------------------------------------------------------
(in thousands)                                                  Financial
                                                 Banking        Services      Intercompany    Consolidated
----------------------------------------------------------------------------------------------------------
Interest income                               $     89,252    $        233    $         (5)   $     89,480
Interest expense                                    34,584               9              (5)         34,588
----------------------------------------------------------------------------------------------------------
                     Net interest income            54,668             224               0          54,892
----------------------------------------------------------------------------------------------------------
Provision for loan losses                            1,015               0               0           1,015
Noninterest income                                  12,951          16,189            (162)         28,978
Noninterest expense                                 42,688          11,333            (162)         53,859
----------------------------------------------------------------------------------------------------------
              Income before income taxes            23,916           5,080               0          28,996
----------------------------------------------------------------------------------------------------------
Minority interest                                       98               0               0              98
Provision for income taxes                           7,236           1,683               0           8,919
----------------------------------------------------------------------------------------------------------
                              Net Income      $     16,582    $      3,399    $          0    $     19,979
==========================================================================================================

----------------------------------------------------------------------------------------------------------
Depreciation and amortization                 $      2,896    $        162    $          0    $      3,058
==========================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Tompkins Financial Corporation ("Tompkins" or the "Company") is a registered financial holding company incorporated in 1995 under the laws of the State of New York and its common stock is listed on the American Stock Exchange (Symbol:
TMP). Tompkins is headquartered at The Commons, Ithaca, New York. Tompkins is the corporate parent of three community banks; Tompkins Trust Company ("Trust Company"), The Bank of Castile and The Mahopac National Bank ("Mahopac National Bank"); an insurance agency, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"); and a fee-based financial planning and wealth management firm, AM&M Financial Services, Inc. ("AM&M"). Unless the context otherwise requires, the term "Company" refers collectively to Tompkins Financial Corporation and its subsidiaries.

The Company has identified two business segments, banking and financial services. Financial services activities include the results of the Company's trust, financial planning, wealth management and broker-dealer services, risk management, and insurance agency operations. All other activities are considered banking. Information about the Company's business segments is included in Note 8, "Segment and Other Related Information," in Notes to Unaudited Condensed Consolidated Financial Statements.

Banking services consist primarily of attracting deposits from the areas served by the community bank subsidiaries' 39 banking offices and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans (including commercial loans collateralized by real estate), and leases. The Company's principal expenses are interest on deposits, interest on borrowings, and operating and general administrative expenses, as well as provisions for loan/lease losses. Funding sources, other than deposits, include borrowings, securities sold under agreements to repurchase, and cash flow from lending and investing activities.

The Company provides trust and investment services through Tompkins Investment Services ("TIS"), a division of Trust Company, and investment services through AM&M. TIS, with office locations at all three of the Company's subsidiary banks, provides a full range of money management services, including investment management accounts, custody accounts, trusts, retirement plans and rollovers, estate settlement, and financial planning. TIS also expanded its retail brokerage services in 2006. AM&M provides fee-based financial planning for small business owners, professionals and corporate executives and other individuals with complex financial needs. AM&M also provides wealth management services and operates a broker-dealer subsidiary, which is an outsourcing company for financial planners and investment advisors.

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

Other external factors affecting the Company's operating results are market rates of interest, the condition of financial markets, and both national and regional economic conditions. Trends in market interest rates and competitive pressures have been challenging for the banking subsidiaries over the past several years. Growth in loans and deposits as well as continued efforts to expand fee-based businesses have helped to offset the pressures of the current interest rate environment. The Company's community bank subsidiaries operate, in the aggregate, 39 banking offices, including one limited-service office, serving communities in many upstate New York markets. Economic climates in these markets vary by region.

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2007. It should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, and the unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q.

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

Since the methodology is based upon historical experience and trends, as well as management's judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, and changes in local property values. While management's evaluation of the allowance for loan/lease losses as of September 30, 2007, considers the allowance to be adequate, under adversely different conditions or assumptions, the Company would need to increase the allowance.

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

OVERVIEW
Net income for the third quarter of 2007 was $6.8 million or $0.70 per diluted share compared to $6.8 million or $0.68 per diluted share for the third quarter of 2006, and $6.4 million or $0.65 per diluted share for the second quarter of 2007. For the first nine months of 2007, net income was $18.9 million or $1.93 per diluted share, down from $20.0 million or $2.00 per diluted share for the first nine months of 2006. The decrease in year-to-date September 30, 2007 net income is mainly a result of lower net interest income and higher noninterest expenses, partially offset by an increase in noninterest income. 2007 noninterest expenses included approximately $1.2 million (pre-tax) of reorganization, severance and associated consulting charges recognized in the third quarter related to profit improvement initiatives. Earnings per share benefited from the repurchase of common shares made under the Company's previously announced program. The Company repurchased 96,820 shares during the third quarter of 2007 at an average price of $37.57 per shares, and 309,099 shares during the first nine months of 2007 at an average price of $38.73 per share.

Return on average assets (ROA) for the quarter ended September 30, 2007, was 1.19% compared to 1.26% for the quarter ended September 30, 2006. Return on average shareholders' equity (ROE) for the third quarter of 2007 was 14.56%, compared to 14.73% for the same period in 2006. For the nine month period ended September 30, 2007, ROA was 1.13%, compared to 1.26% for the same period prior year. ROE for the nine months ended September 30, 2007 was 13.51%, compared to 14.62% for the nine months ended September 30, 2006. The decrease in ROA and ROE reflects flat quarterly net income and lower year-to-date net income coupled with an increase in average assets and average equity for the three and nine months ended September 30, 2007 compared to the same periods in 2006.

Total revenues, consisting of net interest income and noninterest income, were $30.1 million in the third quarter of 2007 and $87.4 million in the first nine months of 2007, up 7.2% and 4.2%, respectively, over the comparable periods in 2006. Both periods benefited from growth in noninterest income, while the quarterly comparison also benefited from higher net interest income. Net interest income for the third quarter of 2007, was up 2.2% over the same period prior year and up 0.07% over the second quarter of 2007. For the year-to-date September 30, 2007 net interest income was down $337,000 or 0.6% compared to the same period in 2006. Net interest income continues to be constrained by a challenging interest rate environment that has existed for the past several years. The flat to inverted yield curve has contributed to funding costs increasing faster than asset yields. The net interest margin for the third quarter was down from the same period prior year, and the second quarter of 2007.

Noninterest income was up 16.3% for the quarter and 13.3% for the first nine months of 2007 over the same periods in 2006, with growth in all major fee based products and services. The growth in noninterest income reflects the successful expansion of retail brokerage services, insurance agency acquisitions, and implementation of certain profit improvement initiatives. Noninterest income also includes net trading revenues, which represent the change in fair value of securities designated as trading securities with the adoption of SFAS 159, and gains on the sale of mastercard stock. Partially offsetting these positive factors are mark-to-market losses on the Company's $25.0 million of Federal Home Loan Bank borrowings for which it elected the fair value option for in the second quarter of 2007. For additional information on the adoption of SFAS 159, refer to Note 3 of Notes to Unaudited Condensed Consolidated Financial Statements.

Noninterest expenses were up 12.8% for the quarter and 8.6% for the first nine months of 2007 over the same periods in 2006. During the third quarter of 2007, the Company recognized $1.2 million in pre-tax reorganization and associated consulting charges related to profit improvement initiatives. Compensation and benefits related expenses, premises and fixed asset expenses, and professional fees were all up over prior year, and impacted by business expansion initiatives that included insurance agency acquisitions, expansion of retail brokerage services, and the expansion of banking offices.

RESULTS OF OPERATIONS

Net Interest Income
The following table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.
Taxable-equivalent net interest income increased by $318,000, or 1.7% and decreased by $689,000, or 1.2% for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. The Company's taxable-equivalent net interest income benefited from growth in average earnings assets for the three and nine months ended September 30, 2007, over the same periods in 2006; however, offsetting this benefit has been a narrower net interest margin as increases in funding costs have outpaced improvements in asset yields. The taxable-equivalent net interest margin for the third quarter of 2007 of 3.61% was down from the 3.75% for the third quarter of 2006, and down from 3.66% for the second quarter of 2007. For the nine months ended September 30, 2007, the taxable-equivalent net interest margin was 3.61%, down from 3.87% for the same period in 2006. The interest rate environment has been challenging over the past few years with short-term rates rising and long-term rate remaining flat or declining. The resulting flat or inverted yield curve contributed to funding costs rising at a faster rate than asset yields.

The Company has been able to offset the impact of the margin compression on quarterly net interest income by growing average earning assets and average noninterest-bearing deposits. The average volume of earning assets for the third quarter of 2007 increased $111.9 million or 5.6% compared to the third quarter of 2006. For the first nine months of 2007, the average volume of earning assets increased $115.1 million or 5.8% over same period in 2006. The average volume of noninterest-bearing deposits for the third quarter of 2007 increased $20.8 million or 6.1% compared to the third quarter of 2006. For the first nine months of 2007, the average volume of noninterest-bearing deposits increased $15.1 million 4.5% over same period in 2006.

Taxable-equivalent interest income was up 7.7% for the third quarter and 9.3% for the year-to-date 2007, over the comparable periods in 2006. The growth in taxable-equivalent interest income was primarily a result of higher average loan volumes and improved yields on the Company's securities portfolio. Average loan balances are up 8.6% quarter-to-date and 7.1% year-to-date over the same periods in 2006. Loan growth was seen in commercial, commercial real estate and residential real estate loans. The decrease in average consumer loan balances is mainly due to the sale of the Company's credit card portfolio in the fourth quarter of 2006. For the three and nine months ended September 30, 2007, the average yield on loans and leases decreased by 3 basis points and increased by 12 basis points, respectively, compared to the same periods in 2006. The positive year-to-date comparison reflects the benefit of higher interest rates as the prime interest rate increased 50 basis points in the first quarter of 2006 and 50 basis points in the second quarter of 2006. The 50 basis point decrease in the prime rate to 7.75% in September 2007, contributed to the flat quarter-over-quarter comparison and will place some pressure on asset yields going forward. Average yields on securities were also up for the quarter and year-to-date 2007 over the corresponding periods in 2006, while average balances were flat for the quarter and up year-to-date over the same periods in 2006. The average yield on securities was up 31 basis points in the third quarter and 29 basis points year-to-date 2007 over the same periods prior year.

Interest expense was up 16.7% for the third quarter and 26.5% for the year-to-date 2007 over the comparable periods in 2006, reflecting both higher rates paid on deposits and borrowings as well as higher volumes. The rise in short-term market rates during 2006 and competitive market conditions have contributed to higher funding costs. The average rate paid on deposits for the three and nine months ended September 30, 2007 were 3.24% and 3.32%, respectively, up 30 basis points and 58 basis points over the same periods in 2006. Average interest-bearing deposits increased by $31.2 million or 2.4% and by $53.1 million or 4.0% for the three and nine months ended September 30, 2007, respectively, compared to the same periods of 2006. The majority of the growth in year-to-date average deposit balances from 2006 was in time deposits, which generally have higher rates than other interest bearing deposit products. Year-to-date 2007 average time deposit balances are up $43.3 million, or 6.8% from 2006. Average deposit balances for the quarter reflected an increase of $22.2 million or 3.1% in interest checking, money market, and savings balances and an increase of $20.8 million or 6.1% in noninterest bearing checking balances, while time deposits were down $9.5 million or 1.6% from the same quarter last year. Average balances of securities sold under agreements to repurchase are also up for both the quarter and year-to-date, to partially fund loan growth. Quarter-to-date 2007 other borrowings were up $17.3 million or 15.4% from the third quarter of 2006.

Average Consolidated Balance Sheet and Net Interest Analysis

                                            Quarter Ended               Year to Date Period Ended       Year to Date Period Ended
                                               Sept-07                           Sept-07                        Sept-06
------------------------------------------------------------------------------------------------------------------------------------
                                       Average                         Average                         Average
                                       Balance             Average     Balance              Average    Balance              Average
(Dollar amounts in thousands)           (QTD)    Interest Yield/Rate    (YTD)    Interest Yield/Rate    (YTD)    Interest Yield/Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets
   Interest-bearing balances due
      from banks                    $      3,236 $     29      3.56% $     5,378 $    183      4.55% $     2,663 $     73      3.67%
   Securities (1)
      U.S. Government Securities         524,500    6,259      4.74%     531,137   18,966      4.77%     567,366   18,825      4.44%
      Trading Securities                  62,745      813      5.14%      58,334    1,989      4.56%           0        0          0
      State and municipal (2)            101,596    1,552      6.06%     103,600    4,710      6.08%     126,016    5,526      5.86%
      Other Securities (2)                33,247      484      5.78%      36,436    1,635      6.00%      18,609      744      5.35%
                                    ------------------------------------------------------------------------------------------------
      Total securities                   722,088    9,108      5.01%     729,507   27,300      5.00%     711,911   25,095      4.71%
   Federal Funds Sold                      1,026       14      5.41%       5,508      217      5.27%         270        9      4.46%
   Loans, net of unearned
      income (3)
      Real Estate                        939,039   16,049      6.79%     916,906   46,721      6.81%     849,435   42,015      6.61%
      Commercial Loans (2)               340,320    6,978      8.13%     339,519   20,889      8.23%     301,955   18,234      8.07%
      Consumer Loans                      83,543    1,498      7.11%      81,988    4,340      7.08%      95,230    5,680      7.97%
      Direct Lease Financing               9,713      147      6.00%       9,984      482      6.45%      12,289      550      5.98%
                                    ------------------------------------------------------------------------------------------------
      Total loans, net of
         unearned income               1,371,615   24,672      7.14%   1,348,397   72,432      7.18%   1,258,909   66,479      7.06%
                                    ------------------------------------------------------------------------------------------------
      Total interest-earning
         assets                        2,097,965   33,823      6.40%   2,088,790  100,132      6.41%   1,973,833   91,656      6.21%
                                    ------------------------------------------------------------------------------------------------
Other assets                             161,836                         159,798                         151,126

                                    ------------                     -----------                     -----------
      Total assets                  $  2,259,801                     $ 2,248,588                     $ 2,124,959
                                    ============                     ===========                     ===========

------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES & SHAREHOLDERS' EQUITY
Deposits
   Interest-bearing deposits
      Interest bearing checking,
         savings, & money market         726,668    3,728      2.04%     711,288   10,416      1.96%     701,703    8,049      1.53%
      Time Dep > $100,000                266,345    3,204      4.77%     319,370   11,748      4.92%     291,168    9,439      4.33%
      Time Dep < $100,000                344,338    3,945      4.55%     346,153   11,870      4.58%     313,549    8,769      3.74%
      Brokered Time Dep < $100,000         9,100      112      4.88%      16,773      622      4.96%      34,295    1,188      4.63%
                                    ------------------------------------------------------------------------------------------------
      Total interest-bearing
         deposits                      1,346.451   10,989      3.24%   1,393,584   34,656      3.32%   1,340,715   27,445      2.74%

Federal funds purchased &
  securities sold under agreements
  to repurchase                          198,700    2,066      4.13%     198,067    6,066      4.09%     151,733    4,093      3.61%
Other borrowings                         129,503    1,665      5.10%      84,366    3,031      4.80%      86,789    3,050      4.70%
                                    ------------------------------------------------------------------------------------------------
   Total interest-bearing
      liabilities                      1,674,654   14,720      3.49%   1,676,017   43,753      3.49%   1,579,237   34,588      2.93%

Noninterest bearing deposits             364,352                         350,834                         335,711
Accrued expenses and other
   liabilities                            33,939                          32,701                          25,832
                                    ------------                     -----------                     -----------
   Total liabilities                   2,072,945                       2,059,552                       1,940,780

Minority Interest                          1,472                           1,474                           1,476

Shareholders' equity                     185,384                         187,559                         182,703
                                    ------------                     -----------                     -----------
   Total liabilities and
      shareholders' equity          $  2,259,801                     $ 2,248,588                     $ 2,124,959
                                    ============                     ===========                     ===========
Interest rate spread                                           2.91%                           2.92%                           3.28%
                                                 -------------------             -------------------             -------------------
Net interest income/margin on
   earning assets                                $ 19,103      3.61%             $ 56,379      3.61%             $ 57,068      3.87%

Tax Equivalent Adjustment                            (600)                         (1,824)                         (2,176)
                                                 --------                        --------                        --------
   Net interest income per
      consolidated financial statements          $ 18,503                        $ 54,555                        $ 54,892
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

Provision for Loan/Lease Losses
The provision for loan/lease losses represents management's estimate of the expense necessary to maintain the allowance for loan/lease losses at an adequate level. The provision for loan and lease losses was $387,000 and $1.1 million for the three and nine months ended September 30, 2007, compared to $482,000 and $1.0 million for the same periods in 2006. The allowance for loan/lease losses, as a percentage of period end loans was 1.04% at September 30, 2007, compared to 1.10% at September 30, 2006. Refer to the section captioned "Allowance for Loan/Lease Losses and Nonperforming Assets" elsewhere in this discussion for further details on the allowance for loan/lease losses.

Noninterest Income
Management considers noninterest income an important driver of long-term revenue growth and a way to reduce earnings volatility that may result from changes in general market interest rates. Noninterest income for the three months ended September 30, 2007, was $11.6 million, an increase of 16.3% from the same period in 2006. Year-to-date 2007, noninterest income was $32.8 million, up 13.3% over the same period in 2006. Noninterest income represented 38.5% of third quarter total revenues and 37.6% of year-to-date total revenues, compared to 35.5% and 34.6%, respectively, for the same periods in 2006. The primary components of noninterest income are fees from investment services, insurance commissions and fees, service charges on deposit accounts, and card services income. These categories were all up in the third quarter and year-to-date over the comparable periods in 2006. Changes in the components of noninterest income are discussed below.

Investment services income was $3.6 million in the third quarter of 2007, up 14.1% over the same period in 2006. For the first nine months of 2007, investment services income was $10.6 million, an increase of 16.4% over the same period in 2006. Investment services reflects income from Tompkins Investment Services ("TIS"), a division within Tompkins Trust Company, and AM&M. Investment services income includes: trust services, financial planning, wealth management services, and brokerage related services. TIS generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing investments in employee benefits plans. TIS also oversees retail brokerage activities in the Company's banking offices. TIS revenues for the three and nine months ended September 30, 2007, increased by $360,000 or 23.6% and $812,000 or 17.8%, respectively, as compared to the same periods in 2006. The increase in revenues was a result of favorable equity markets, new account generation and some revisions to the fee schedules. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market has a considerable impact on fee income. The market value of assets managed by, or in custody of, TIS was $1.7 billion at September 30, 2007, up 5.7% from $1.6 billion at September 30, 2006. These figures include $484.1 million and $495.0 million, respectively, of Company-owned securities of which TIS is custodian. Trends for new business in trust and investment services remain positive.

AM&M provides fee-based financial planning services, wealth management services, and brokerage services to independent financial planners and investment advisors. AM&M revenues increased by $88,000 or 5.3% and by $689,000 or 15.1% for the three and nine months ended September 30, 2007, compared to the same periods in 2006, driven by growth in wealth management business and brokerage services. The market value of assets under management by AM&M was $532.2 million at September 30, 2007, up 24.0% from $429.3 million at September 30, 2006.

Insurance commissions and fees for the three and nine months ended September 30, 2007, increased by $342,000 or 13.3% and $1.4 million or 19.9%, respectively, as compared to the same periods in 2006. Revenue growth was in both commercial and personal business lines. Tompkins Insurance acquired four insurance agencies in 2006, which contributed to the year-over-year growth in revenues.

Service charges on deposit accounts for the three and nine months ended September 30, 2007, increased by $759,000 or 37.4% and $1.5 million or 24.8%, respectively, as compared to the same periods in 2006. The largest component of this category is overdraft fees, which is largely driven by customer activity. Customer activity has been changing over the past several years, with electronic transactions such as debit cards and Internet banking reducing the volume of checks. The Company reviewed and revised the way that it processes these transactions during the second quarter to process electronic transactions substantially the same as paper transactions, which has had a favorable impact on overdraft income.

Card services income for the three and nine months ended September 30, 2007, increased by $138,000 or 18.5% and $443,000 or 20.7%, respectively, as compared to the same periods in 2006. The increase is mainly due to an increase in interchange income as a result of increased transactional volume from debit cards in 2007 over 2006.

Trading revenues for the three and nine months ended September 30, 2007, were $346,000 and $221,000, respectively. There was no trading activity in 2006. Trading revenues relate to the change in the fair value of securities designated as trading that were positively affected by lower interest rates during the quarter. The Company designated approximately $62.0 million of securities as trading in the first quarter of 2007 with the adoption of SFAS 159, effective January 1, 2007. The Company recognized a pre-tax gain of approximately $452,000 in the first quarter of 2007, representing the change in fair value of securities identified as trading securities between the adoption of SFAS 159 on January 1, 2007 and March 31, 2007. In April 2007, the Company initiated a securities portfolio restructuring transaction and sold the $62.0 million of trading securities and subsequently reinvested the majority of the proceeds in securities designated as trading securities.

For the three and nine months ended September 30, 2007, the Company had mark-to-market losses of $644,000, and $667,000, respectively, reflecting the change in fair value on the $25.0 million of FHLB borrowings that the Company selected the fair value option for in the second quarter of 2007.

Noninterest income for the third quarter of 2007 includes $302,000 of income relating to increases in the cash surrender value of corporate owned life insurance (COLI). This compares to $276,000 for the same period in 2006. For the year-to-date period COLI related income was $858,000 compared to $846,000 for the same period in 2006. The COLI relates to life insurance policies covering certain executive officers of the Company. The Company's average investment in COLI was $26.6 million for the three-month period ended September 30, 2007, compared to $25.2 million for the same period in 2006. Although income associated with the insurance policies is not included in interest income, the COLI produced a tax-equivalent return of 7.33% for the first nine months of 2007, compared to 7.06% for the same period in 2006. For the year-to-date periods end September 30, 2006, the Company recognized $685,000 in proceeds from death benefits on corporate owned life insurance.

The net gain on sale of available-for-sale securities of $283,000 for the third quarter of 2007, was primarily on the sale of the Company's Mastercard stock that it received as a member bank at the time of Mastercard's initial public offering.

Other income decreased by $69,000 or 14.5% and by $250,000 or 22.2% for the three and nine months ended September 30, 2007, respectively, from the same period prior year. The decrease was mainly a result of lower income related to the Company's investment in a Small Business Investment Company.

Noninterest Expenses
Total noninterest expenses increased 12.8% to $19.7 million for the three months ended September 30, 2007, compared to $17.5 million for the same period in 2006, and increased 8.6% to $58.5 million for the nine months ended September 30, 2007, from $53.9 million for the same period in 2006. During the third quarter the company recognized $1.2 million in pre- tax reorganization and associated consulting charges related to profit improvement initiatives. The increase in 2007 over 2006 was primarily in compensation and benefits related expenses, premises and fixed asset expenses, and professional fees, which were all impacted by business expansion initiatives that included insurance agency acquisitions, expansion of retail brokerage services, and the expansion of banking offices. Changes in the components of noninterest expense are discussed below.

Personnel-related expense increased by $1.3 million or 12.6% and by $2.8 million or 8.8% for the three and nine-month periods ended September 30, 2007. Contributing to the increase is the previously mentioned charges related to the reorganization and profit improvement initiatives. In the third quarter of 2007, the Company recognized $740,000 pre-tax of severance charges related to these initiatives. Actual full time equivalent employees (FTEs) totaled 644 at September 30, 2007 compared to 664 at June 30, 2007, and 669 at September 30, 2006. Year-to-date September 30, 2007 average FTE of 663 were up from 652 at September 30, 2006. The increase in average FTEs is a result of the staffing requirements at the Company's newer offices and four insurance agency acquisitions by Tompkins Insurance in 2006. In addition to the salaries and wages associated with the increased number of average FTEs, annual salary adjustments also contributed to the increase in 2007 over 2006. Employee benefit related expenses including pension, 401-K, health insurance, and postretirement healthcare were also up over the same periods in 2006.

Expenses related to bank premises and furniture and fixtures increased by $309,000 or 14.5% and by $1.0 million or 15.7% for the three and nine month periods ended September 30, 2007. Additions to the Company's branch network, insurance agency acquisitions, as well as higher real estate taxes, insurance and utility costs contributed to the increased expenses for premises and furniture and fixtures year-over-year.

Professional fees increased by $533,000 or 136.0% for the third quarter and by $1.2 million or 111.5% for the nine months ended September 30, 2007, as compared to the same periods last year. In the first quarter of 2007, the Company engaged a consulting group to assist management in continuing to identify and implement profit improvement initiatives designed to reduce expenses and increase revenue. Implementation of certain initiatives took place in the second quarter and management is encouraged by the preliminary results of this effort. Consulting fees related to profit improvement initiatives were $447,000 in the third quarter and $827,000 year-to-date 2007. The Company began to see benefits from these initiatives in the second and third quarters, and expects these initiatives to have a positive impact on financial results in the fourth quarter of 2007 and future periods.

Cardholder expenses were down $48,000 or 16.6% and $227,000 or 23.7% for the three and nine months ended September 30, 2007, driven by the fourth quarter 2006 sale of the Company's credit card portfolio.

Other operating expenses increased by $156,000 or 5.2% and decreased by $128,000 or 1.3% for the three and nine months ended September 30, 2007, respectively. Contributing to the decrease in other operating expenses was a decrease in donation expenses in 2007, compared to 2006, which included a $300,000 contribution to Tompkins County Trust Company Charitable Fund in the second quarter of 2006.

Income Tax Expense
The provision for income taxes provides for Federal and New York State income taxes. The provision for the three months ended September 30, 2007, was $3.2 million, compared to $3.3 million for the same period in 2006. For the year-to-date period ended September 30, 2007, the provision was $8.8 million compared to $8.9 million for the same period in 2006. The Company's effective tax rate for the third quarter of 2007 was 31.6%, compared to 32.4% for the same period in 2006. For the nine months ended September 30, 2007, the effective tax rate was 31.5% compared to 30.7% for the comparable prior year period. The recognition of $685,000 of life insurance proceeds in the second quarter of 2006 contributed to the lower effective rate in 2006 compared with 2007.

FINANCIAL CONDITION
Total assets were $2.3 billion at September 30, 2007, up 4.8% over December 31, 2006, and up 6.3% over September 30, 2006. Asset growth over year-end 2006 included a $57.6 million increase in the total loans and leases, a $36.9 million increase in securities, and a $8.2 million increase in cash and equivalents. The growth in total loans and leases, which represented a 4.4% increase from year-end 2006, was primarily in commercial and residential real estate loans; the consumer and leasing portfolios were down from year-end 2006. Total securities were up 5.2% compared to year-end 2006, primarily in mortgage-backed securities issued by U.S. Government agencies. The Company's decision to early adopt SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective January 1, 2007, resulted in transfer of securities from the available-for-sale portfolio to the trading portfolio. As of September 30, 2007, the trading portfolio totaled $66.3 million. For the three and nine months ended September 30, 2007, revenues related to the securities trading portfolio were $346,000 and $221,000, respectively.

Total deposits were $1.7 billion at September 30, 2007, up about 1.0% from year-end 2006, and up $22.3 million or 1.3% from September 30, 2006. The growth in total deposits since September 30, 2006 was in money market and savings balances and noninterest bearings balances, which are up are up 3.1% and 6.7%, respectively, from September 30, 2006. Time deposit balances have decreased 8.9% from year-end 2006 and 3.6% from quarter-end September 30, 2006, primarily due to lower municipal time deposits and brokered time deposits. Other borrowings increased $62.3 million from year-end 2006 to $148.2 million at September 30, 2007 as the Company used borrowings with the Federal Home Loan Bank (FHLB) to support asset growth as an alternative to higher cost wholesale deposits. During the second quarter of 2007, the Company elected the fair value option for $25.0 million of FHLB borrowings incurred during the quarter. As of September 30, 2007, the fair value of these borrowings was about $667,000 lower than the book value.

Nonperforming loans were $8.4 million at September 30, 2007, up from $3.8 million at September 30, 2006. The increase is mainly due to the addition of a single $3.7 million nonperforming commercial relationship in the first quarter of 2007, of which approximately $3.3 million is 90% guaranteed by a government agency. For the three months and nine months ended September 30, 2007, net charge-offs were $334,000, and $968,000, respectively, up from $72,000 and $572,000 in the same periods of 2006.

There has been significant attention to subprime consumer real estate lending in the media. The Company has not engaged in the origination or purchase of subprime loans as a line of business and residential loan charge-offs amount to only $98,000 for the current year-to-date compared to $40,000 for the same period in 2006.

Capital
Total shareholders' equity totaled $189.8 million at September 30, 2007, an increase of $188,000 from December 31, 2006. Additional paid-in capital decreased by $10.7 million, from $158.2 million at December 31, 2006, to $147.5 million at September 30, 2007, reflecting the effects of repurchases of the Company's common stock, which were partially offset by the exercise of stock options and stock-based compensation expense. The Company repurchased 309,099 shares of its common stock for $12.0 million during the nine month period ended September 30, 2007. Retained earnings increased $8.5 million from $44.4 million at December 31, 2006, to $52.9 million at September 30, 2007, reflecting net income of $18.9 million less dividends paid of $9.0 million and a cumulative-effect adjustment of $1.5 million related to the adoption of SFAS
159. Accumulated other comprehensive loss decreased by nearly $2.7 million between December 31, 2006 and September 30, 2007, reflecting the effects of the adoption of SFAS 159, an decrease in unrealized losses on available-for-sale securities due to lower market rates, and amounts recognized in other comprehensive income related to postretirement benefit plans. The early adoption of SFAS 159 required that any cumulative unrealized losses or gains related to securities where the fair value option was elected be included in the cumulative-effect adjustment, net of tax.

Cash dividends paid in the first nine months of 2007 totaled approximately $9.0 million, representing 47.3% of year-to-date earnings. Cash dividends of $0.92 per share paid during the first nine months of 2007 were up 8.2% over cash dividends of $0.85 per share paid in the first nine months of 2006.

On July 18, 2006, the Company's Board of Directors approved a stock repurchase plan (the "2006 Plan"). The 2006 Plan authorizes the repurchase of up to 450,000 additional shares of the Company's outstanding common stock over a two-year period. During the first nine months of 2007, the Company repurchased 309,099 shares at an average cost of $38.73. As of September 30, 2007, the Company has repurchased 397,327 shares under the 2006 Plan at an average cost of $39.80 per share.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and its subsidiaries meet all capital adequacy requirements to which they are subject. The table below reflects the Company's capital position at September 30, 2007, compared to the regulatory capital requirements for "well capitalized" institutions.

REGULATORY CAPITAL ANALYSIS - September 30, 2007
--------------------------------------------------------------------------------

                                                  Actual          Well Capitalized
                                                                     Requirement
(Dollar amounts in thousands)               Amount     Ratio      Amount     Ratio
-------------------------------------------------------------------------------------
Total Capital (to risk weighted assets)    $191,713       12.4%  $155,085       10.0%
Tier I Capital (to risk weighted assets)   $177,169       11.4%  $ 93,051        6.0%
Tier I Capital (to average assets)         $177,169        7.9%  $112,024        5.0%
=====================================================================================

As illustrated above, the Company's capital ratios on September 30, 2007, remain well above the minimum requirement for well capitalized institutions. As of September 30, 2007, the capital ratios for each of the Company's subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

Allowance for Loan/Lease Losses and Nonperforming Assets
Management reviews the adequacy of the allowance for loan/lease losses (the "allowance") on a regular basis. Management considers the accounting policy relating to the allowance to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the Company's portfolio and the material effect that assumption could have on the Company's results of operations. Factors considered in determining the adequacy of the allowance and the related provision include: management's approach to granting new credit; the ongoing monitoring of existing credits by the internal and external loan review functions; the growth and composition of the loan and lease portfolio; the level and trend of market interest rates; comments received during the course of regulatory examinations; current local economic conditions; past due and nonperforming loan statistics; estimated collateral values; and an historical review of loan and lease loss experience. Based upon consideration of the above factors, management believes that the allowance is adequate to provide for the risk of loss inherent in the current loan and lease portfolio. Activity in the Company's allowance for loan/lease losses during the first nine months of 2007 and 2006 is illustrated in the table below.

ANALYSIS OF THE ALLOWANCE FOR LOAN/LEASE LOSSES  (In thousands)
--------------------------------------------------------------------------------

                                                                      September 30, 2007   September 30, 2006
--------------------------------------------------------------------------------------------------------------
Average Loans and Leases Outstanding Year to Date                             $1,348,398           $1,258,909
--------------------------------------------------------------------------------------------------------------
Beginning Balance                                                                 14,328               13,677
--------------------------------------------------------------------------------------------------------------
Provision for loan/lease losses                                                    1,050                1,015
   Loans charged off                                                              (1,356)                (985)
   Loan recoveries                                                                   388                  413
--------------------------------------------------------------------------------------------------------------
Net charge-offs                                                                     (968)                (572)
--------------------------------------------------------------------------------------------------------------
Ending Balance                                                                $   14,410           $   14,120
==============================================================================================================

The allowance represented 1.04% of total loans and leases outstanding at September 30, 2007, down from 1.10% at September 30, 2006. The allowance coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) decreased from 3.7 times at September 30, 2006, to 1.7 times at September 30, 2007. The decrease in this ratio is mainly due to the addition of one large commercial relationship totaling $3.7 million in nonperforming assets at June 30, 2007. Approximately $3.3 million of this relationship has a 90% guarantee of a U.S. government agency.

The level of nonperforming assets at September 30, 2007, and 2006, is illustrated in the table below. Nonperforming assets of $8.7 million as of September 30, 2007, were up $4.6 million from nonperforming assets of $4.2 million as of September 30, 2006. Nonperforming assets represented 0.38% of total assets at September 30, 2007, compared to 0.19% at September 30, 2006. Approximately $3.5 million of nonperforming loans at September 30, 2007, were secured by U.S. government guarantees, while $247,000 were secured by one-to-four family residential properties.

NONPERFORMING ASSETS (In thousands)
--------------------------------------------------------------------------------

                                                                      September 30, 2007   September 30, 2006
--------------------------------------------------------------------------------------------------------------
Nonaccrual loans and leases                                                   $    7,869           $    3,307
Loans past due 90 days and accruing                                                  370                  519
Troubled debt restructuring not included above                                       150                    0
--------------------------------------------------------------------------------------------------------------
   Total nonperforming loans                                                       8,389                3,826
--------------------------------------------------------------------------------------------------------------
Other real estate, net of allowances                                                 345                  354
--------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                                                 $    8,734           $    4,180
--------------------------------------------------------------------------------------------------------------
Total nonperforming loans/leases as a percent of total loans/leases                 0.61%                0.30%
--------------------------------------------------------------------------------------------------------------
Total nonperforming assets as a percentage of total assets                          0.38%                0.19%
==============================================================================================================

Potential problem loans/leases are loans/leases that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans/leases as nonperforming at some time in the future. Management considers loans/leases classified as Substandard that continue to accrue interest to be potential problem loans/leases. At September 30, 2007, the Company's internal loan review function had identified 31 commercial relationships totaling $11.0 million, which it has classified as Substandard, which continue to accrue interest. As of December 31, 2006, the Company's internal loan review function had classified 25 commercial relationships as Substandard totaling $19.7 million, which continue to accrue interest. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in aggregate, give management reason to believe that the current risk exposure on these loans is not significant. At September 30, 2007, approximately $454,000 of these loans were backed by guarantees of U.S. government agencies. While in a performing status as of September 30, 2007, these loans exhibit certain risk factors, which have the potential to cause them to become nonperforming in the future. Accordingly, management's attention is focused on these credits, which are reviewed at least quarterly. The decrease in the dollar amount of commercial relationships classified as Substandard and still accruing between December 31, 2006 and September 30, 2007 was mainly due to three commercial relationships totaling $7.2 million that were classified as Substandard and accruing at December 31, 2006, and Substandard and nonaccruing at September 30, 2007.

Deposits and Other Liabilities
Total deposits of $1.7 billion at September 30, 2007 were up $16.3 million or about 1.0% from December 31, 2006 and up $22.3 million or 1.3% from September 30, 2006. The increase over September 30, 2006 was mainly in interest-checking, savings and money market balances, which were up $22.4 million or 3.1%, and non interest bearing checking accounts, which were up $22.9 million or 6.7%. Between year-end 2006 and September 30, 2007, municipal time deposits of $100,000 or more decreased by $62.2 million or 39.6%, while interest-checking, savings and money markets increased by approximately $69.8 million or 10.3%. The decrease in municipal deposit balances was mainly due to two large time deposits that were deposited in the first quarter for a short time period.

The Company's primary funding source is core deposits, defined as total deposits less time deposits of $100,000 or more, brokered time deposits, and municipal money market deposits. Core deposits increased 6.0% from year-end 2006 to $1.4 billion at September 30, 2007 and represented 64.5% of total liabilities.

Non-core funding sources for the Company totaled $699.8 million at September 30, 2007, down from $717.4 million at December 31, 2006. Non-core funding at September 30, 2007 included municipal deposits, time deposits of $100,000 or more, term advances and securities sold under agreements to repurchase ("repurchase agreements") with the Federal Home Loan Bank ("FHLB"), and retail repurchase agreements. The decrease in non-core funding between December 31, 2006, and September 30, 2007 was concentrated in municipal time deposits which were down $62.2 million to $94.8 million at September 30, 2007. This decline was offset somewhat by the increase in other borrowings, mainly term advances with the FHLB.

The Company's liability for repurchase agreements amounted to $196.1 million at September 30, 2007, which is up from $191.5 million at December 31, 2006. Included in repurchase agreements at September 30, 2007, were $127.3 million in FHLB repurchase agreements and $68.8 million in retail repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Included in the $127.3 million of repurchase agreements with the FHLB are $115.0 million that have call dates between 2007 and 2017 and are callable if certain conditions are met.

At September 30, 2007, other borrowings of $148.2 million were predominately term advances with the FHLB. The increase in other borrowings from a year-end 2006 balance of $85.9 million included $91.0 million of term advances, offset by the paydown of $28.0 million of overnight borrowings with the FHLB. Included in the $135.0 million in term advances with the FHLB are $129.0 million of advances that have call dates between 2007 and 2017 and are callable if certain conditions are met, and $12.5 million of overnight borrowings.

As mentioned elsewhere in this report, the Company elected to apply the fair value option for approximately $25.0 million of borrowings incurred during the second quarter of 2007. The borrowings are with the FHLB of New York and include: a $10.0 million, 10-year fixed convertible advance at 5.183%, convertible at the end of 3-years; a $10.0 million, 3-year repo convertible advance at 5.046%, convertible at the end of 1-year; and a $5.0 million, 7-year repo convertible advance at 4.715%, convertible at the end of 3-years. As of September 30, 2007, the aggregate fair value of the $25.0 million of FHLB advances was approximately $25.7 million, reflecting a decrease in fair value of about $667,000.

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

Core deposits are a primary and low cost funding source obtained primarily through the Company's branch network. Core deposits totaled $1.4 billion at September 30, 2007, up $77.5 million or 6.0% from year-end 2006, and $65.3 million or 5.0% from September 30, 2006. Core deposits represented 79.4% of total deposits and 64.5% of total liabilities at September 30, 2007, compared to 74.3% of total deposits and 62.9% of total liabilities at December 31, 2006.

In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $100,000 or more, brokered time deposits, municipal money market accounts, securities sold under agreements to repurchase and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources, as a percentage of total liabilities, were 32.9% at September 30, 2007, down from 35.5% at December 31, 2006. Time deposits of $100,000 or more were down $59.2 million or 8.9% from year-end 2006 to September 30, 2007, while FHLB advances were up $80.9 million or 60.7%. The decrease in the time deposits of $100,000 or more was primarily a result of a decrease in municipal deposits, which are somewhat seasonal.

Cash and cash equivalents totaled $59.1 million as of September 30, 2007, up from $52.2 million at December 31, 2006. Short-term investments, consisting of securities due in one year or less, increased from $49.1 million at December 31, 2006, to $76.0 million on September 30, 2007. The Company also has $66.3 million of securities designated as trading securities. The Company pledges securities as collateral for certain non-core funding sources. Securities carried at $584.0 million at December 31, 2006, and $541.8 million at September 30, 2007, were pledged as collateral for public deposits or other borrowings, and pledged or sold under agreements to repurchase. Pledged securities represented 72.1% of total securities as of September 30, 2007, compared to 79.5% as of December 31, 2006.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $343.3 million at September 30, 2007 compared with $352.4 million at December 31, 2006. Outstanding principle balances of residential mortgage loans, consumer loans, and leases totaled approximately $588.9 million at June 30, 2007 as compared to $563.4 million at December 31, 2006. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At September 30, 2007, the unused borrowing capacity on established lines with the FHLB was $410.9 million. As members of the FHLB, the Company's subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At September 30, 2007, total unencumbered residential mortgage loans of the Company were $199.2 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The Company's Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 200 basis point parallel change in rates. Based upon the simulation analysis performed as of September 30, 2007, a 200 basis point parallel upward shift in interest rates over a one-year time frame would result in a one-year decline from the base case in net interest income of approximately 1.4%, while a 200 basis point parallel decline in interest rates over a one-year period would result in a decrease from the base case in net interest income of 3.5%. This simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

The negative exposure in a rising rate environment is mainly driven by the repricing assumptions of the Company's core deposit base and the lag in the repricing of the Company's adjustable rate assets. Longer-term, the impact of a rising rate environment is positive as the asset base continues to reset at higher levels, while the repricing of the rate sensitive liabilities moderates. The negative exposure in the 200 basis point decline scenario results from the Company's assets repricing downward more rapidly than the rates on the Company's interest-bearing liabilities, mainly deposits. In a downward rate environment, the model assumes prepayment speeds accelerate, resulting in loans repricing more rapidly than liabilities. A base case simulation, assuming no change in rates and no balance sheet growth projects improved net interest income of approximately 6.4% over the next twelve months.

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

The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of September 30, 2007. The analysis reflects sensitivity to rising interest rates in all repricing intervals shown.

Condensed Static Gap - September 30, 2007

                                                                                   Repricing Interval
                                                                                                                    Cumulative
(Dollar amounts in thousands)                            Total         0-3 months     3-6 months    6-12 months      12 months
---------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets                               $ 2,141,870     $   505,378    $   177,946    $   220,846     $   904,170
Interest-bearing liabilities                            1,704,923         703,665        160,332        188,996     $ 1,052,993
---------------------------------------------------------------------------------------------------------------------------------
Net gap position                                                         (198,287)        17,614         31,850        (148,823)
---------------------------------------------------------------------------------------------------------------------------------
Net gap position as a percentage of total assets                            (8.56%)         0.76%          1.37%          (6.42%)
=================================================================================================================================

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2007. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report on Form 10-Q the Company's disclosure controls and procedures were effective in providing reasonable assurance that any information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that material information relating to the Company and its subsidiaries is made known to management, including its Chief Executive Officer and Chief
Financial   Officer,   as  appropriate  to  allow  timely  decisions   regarding
disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the Company's first quarter ended September 30, 2007, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

----------------------------------------------------------------------------------------------------------------------
                                                                                                  Maximum Number of
                                                                         Total Number of Shares   Shares that May Yet
                                                                          Purchased as Part of    Be Purchased Under
                                 Total Number of     Average Price Paid    Publicly Announced        the Plans or
                                 Shares Purchased        Per Share         Plans or Programs           Programs
         Period                       (a)                  (b)                   (c)                     (d)
----------------------------------------------------------------------------------------------------------------------
July 1, 2007 through
July 31, 2007                         40,050   $            37.23                   38,451               111,042

August 1, 2007 through
August 31, 2007                        6,905                32.22                    6,617               104,425

September 1, 2007 through
September 30, 2007                    51,752                38.59                   51,752                52,673

----------------------------------------------------------------------------------------------------------------------
Total                                 98,707   $            37.59                   96,820                52,673
----------------------------------------------------------------------------------------------------------------------

On July 19, 2006, the Company announced that the Company's Board of Directors approved, on July 18, 2006, a stock repurchase plan (the "2006 Plan") to replace the expired 2004 Plan. The 2006 Plan authorizes the repurchase of up to 450,000 shares of the Company's outstanding common stock over a two-year period.

Included above are 1,599 shares purchased in July 2007 at an average cost of $38.45 and 288 shares purchased in August 2007 at an average cost of $39.73 by the trustee of the rabbi trust established by the Company under the Company's Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation, and Participating Subsidiaries and were part of the director deferred compensation under that plan. Shares purchased under the rabbi trust are not part of the Board approved stock repurchase plan.

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

Date: November 5, 2007

TOMPKINS FINANCIAL CORPORATION

By: /S/ Stephen S. Romaine
   ---------------------------------
   Stephen S. Romaine
   President and
   Chief Executive Officer
  (Principal Executive Officer)

By: /S/ Francis M. Fetsko
   ---------------------------------
   Francis M. Fetsko
   Executive Vice President and
   Chief Financial Officer
   (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number   Description                                                                   Pages
-----------------------------------------------------------------------------------------------------
31.1             Certification of Principal Executive Officer and required by Rule 13a-14(a)
                 of the Securities Exchange Act of 1934, as amended.                             32

31.2             Certification of Principal Financial Officer and required by Rule 13a-14(a)
                 of the Securities Exchange Act of 1934, as amended.                             33

32.1             Certification of Principal Executive Officer and required by Rule 13a-14(b)
                 of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350      34

32.2             Certification of Principal Financial Officer and required by Rule 13a-14(b)
                 of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350      35

-----------------------------------------------------------------------------------------------------