Form 10-K
period 2007-12-31
TOMPKINS FINANCIAL CORP
filed 2008-03-17
CIK 1005817

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2007

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________to ________

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

       Registrant's telephone number, including area code: (607) 273-3210

           Securities registered pursuant to Section 12(b) of the Act:

Common Stock ($.10 Par Value Per Share)           American Stock Exchange
---------------------------------------     ------------------------------------
           (Title of class)                  (Name of exchange on which traded)

        Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company.

   Large Accelerated Filer [ ] Accelerated Filer [X] Nonaccelerated Filer [ ]
                          Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The aggregate market value of the registrant's voting stock held by non-affiliates was $303,049,956 on June 30, 2007, based on the closing sales price of a share of the registrant's common stock, $.10 par value (the "Common
Stock"), as reported on the American Stock Exchange, on such date.

The number of shares of the registrant's Common Stock outstanding as of March 1,
2008, was 9,619,746 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to its 2008
Annual Meeting of stockholders to be held on May 5, 2008, which will be subsequently filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Form 10-K where indicated.

                         TOMPKINS FINANCIAL CORPORATION

                           Annual Report on Form 10-K

                   For the Fiscal Year Ended December 31, 2007

                                Table of Contents

                                                                                                     Page
PART I

Item 1.     Business                                                                                   1

Item 1A.    Risk Factors                                                                               7

Item 1B.    Unresolved Staff Comments                                                                  9

Item 2.     Properties                                                                                 9

Item 3.     Legal Proceedings                                                                         12

Item 4.     Submission of Matters to a Vote of Security Holders                                       12

            Executive Officers of the Registrant                                                      12

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
              Purchases of Equity Securities                                                          13

Item 6.     Selected Financial Data                                                                   16

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations     16

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                                39

Item 8.     Financial Statements and Supplementary Data                                               41

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure      81

Item 9A.    Controls and Procedures                                                                   81

Item 9B.    Other Information                                                                         81

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance                                   81

Item 11.    Executive Compensation                                                                    82

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
              Matters                                                                                 82

Item 13.    Certain Relationships and Related Transactions, and Director Independence                 82

Item 14.    Principal Accounting Fees and Services                                                    82

Part IV

Item 15.    Exhibits and Financial Statement Schedules                                                82

                      [This Page Intentionally Left Blank]

PART I

Item 1.  Business

The disclosures set forth in this Item1. Business are qualified by the section captioned "Forward-Looking Statements" in Item 7. Management's Discussion and
Analysis of Financial Condition and Results of Operations of this Report and other cautionary statements set forth elsewhere in this Report.

General

Tompkins Financial Corporation, ("Tompkins" or the "Company") is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the
Federal Reserve Board under the Bank Holding Company Act of 1956, as amended.
The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, insurance, and brokerage services. The
Company conducts its business through its three wholly-owned banking subsidiaries, Tompkins Trust Company (the "Trust Company"), The Bank of Castile
and The Mahopac National Bank ("Mahopac National Bank"), through its wholly-owned insurance subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins
Insurance"), and through its wholly-owned financial planning, wealth management and broker-dealer subsidiary, AM&M Financial Services, Inc. (AM&M).
Unless the context otherwise requires, the term "Company" refers to Tompkins
Financial Corporation and its subsidiaries. The Company's principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is
(607) 273-3210. The Company's common stock is traded on the American Stock
Exchange under the Symbol "TMP."

Tompkins was organized in 1995, under the laws of the State of New York, as a bank holding company for the Trust Company, a commercial bank that has operated in Ithaca and surrounding communities since 1836. On December 31, 1999, the
Company completed a merger with Letchworth Independent Bancshares Corporation
("Letchworth"), at which time Letchworth was merged with and into Tompkins. Upon completion of the merger, Letchworth's two subsidiary banks, The Bank of Castile and Mahopac National Bank, became subsidiaries of Tompkins. Information relating to revenues, profit and loss, and total assets for the Company's two business segments - banking and financial services - is incorporated herein by reference to Part II, Item 8. of this Report.

Recent Acquisitions

On January 6, 2006, the Company completed its acquisition of AM&M Financial
Services, Inc. (AM&M), a fee-based financial planning firm headquartered in
Pittsford, New York. AM&M operates as a wholly-owned subsidiary of the
Company. It has three operating companies: (1) AM&M Planners, Inc., which provides fee based financial planning and wealth management services for corporate executives, small business owners and high net worth individuals; (2)
Ensemble Financial Services, Inc., an independent broker-dealer and leading outsourcing company for financial planners and investment advisors; and (3)
Ensemble Risk Solutions, Inc., which creates customized risk management plans using life, disability, and long-term care insurance products.

During 2007, Tompkins Insurance continued to expand its insurance business with the acquisition of Flint-Farrell Insurance Agency, an insurance agency in New
York. The transaction resulted in goodwill of $110,000, customer related intangibles of $58,000 and a covenant-not-to-compete valued at $24,000.

On September 28, 2007, AM&M acquired the assets of Francis M. Celona, CPA,
P.C., a local accounting and financial services company in Honeoye Falls, New
York, in a cash transaction. The transaction resulted in goodwill of $47,000, customer related intangibles of $56,000 and a covenant-not-to-compete valued at
$6,000.

In November 2007, the Company entered into a definitive agreement under which
Tompkins will acquire Sleepy Hollow Bancorp in a cash transaction valued at
$30.2 million, subject to various regulatory approvals. Headquartered in Sleepy
Hollow, New York, Sleepy Hollow Bancorp, Inc. has assets of approximately $245 million and is the parent company of Sleepy Hollow Bank, which operates five full-service offices and one limited-service facility, all in Westchester
County, New York. Sleepy Hollow Bank has approximately $160 million in loans and
$225 million in deposits. Upon completion of the transaction, Sleepy Hollow Bank will be merged into Mahopac National Bank, resulting in a community bank with
$750 million in total assets and fifteen offices serving Westchester, Putnam and
Dutchess Counties.

Additional information on these acquisitions is provided in "Note 2 Mergers and
Acquisitions" in the Notes to Consolidated Financial Statements in Part II, Item
8. of this Report.

Narrative Description of Business

Information about the Company's business segments is included in "Note 20
Segment and Related Information" in the Notes to Consolidated Financial
Statements in Part II, Item 8. of this Report. The Company has identified two business segments, banking and financial services. Financial services activities consist of the results of the Company's trust, financial planning and wealth management, broker-dealer services, and risk management operations. All other activities are considered banking.

Banking services consist primarily of attracting deposits from the areas served by the Company's banking subsidiaries' 39 banking offices and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans, and leases in those same areas. Residential real estate mortgage loans are generally underwritten in accordance with Federal Home Loan Mortgage
Corporation (FHLMC) guidelines, which enhances the liquidity of these lending products. The Company's subsidiary banks have sold residential mortgage loans to
FHLMC over the past several years to manage exposure to changing interest rates and to take advantage of favorable market conditions. The Company's subsidiary banks retain the servicing of the loans sold to FHLMC and record a servicing asset at the time of sale. For additional details on loan sales, refer to "Note
5 Loan and Lease Classification Summary and Related Party Transactions" in the
Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

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

The Company's principal expenses are interest on deposits, interest on borrowings, and operating and general administrative expenses, as well as provisions for loan and lease losses. Funding sources, other than deposits, include borrowings, securities sold under agreements to repurchase, and cash flow from lending and investing activities. Tompkins provides a variety of financial services to individuals and small business customers. Some of the traditional banking services and financial services are detailed below.

Commercial Services

The Company's subsidiary banks provide financial services to corporations and other business clients. Lending activities include loans for a variety of business purposes, including real estate financing, construction, equipment financing, accounts receivable financing, and commercial leasing. Other commercial services include deposit and cash management services, letters of credit, sweep accounts, credit cards, purchasing cards, Internet-based account services, and remote deposit services.

Retail Services

The Company's subsidiary banks provide a variety of retail banking services including checking accounts, savings accounts, time deposits, IRA products, brokerage services, residential mortgage loans, personal loans, home equity loans, credit cards, debit cards and safe deposit services. Retail services are accessible through a variety of delivery systems including branch facilities,
ATMs, voice response, Internet banking, and remote deposit services, a convenient new service that brings deposit capability to an individuals desk any time of the day or night.

Securities Portfolio

The Company maintains a portfolio of securities such as U.S. government and government sponsored agency securities, obligations of states and political subdivisions thereof, equity securities, and interest-bearing deposits.
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

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and
Financial Liabilities -- Including an amendment of FASB Statement No. 115 ("SFAS
159") effective January 1, 2008. With the adoption of SFAS 159, the Company elected to account for certain securities and certain borrowings at fair value, with unrealized gains or losses included in earnings. Refer "Note 1 Summary of
Significant Accounting Policies" in the Notes to Consolidated Financial
Statements in Part II, Item 8. of this Report for additional details.

Trust and Investment Management Services

The Company provides trust and investment services through Tompkins Investment
Services (TIS), a division of Tompkins Trust Company, and investment services through AM&M. Tompkins Investment Services, with office locations at all three of the Company's subsidiary banks, provides a full range of money management services, including investment management accounts, custody accounts, trusts, retirement plans and rollovers, estate settlement, and financial planning. AM&M provides fee-based financial planning and wealth management services for small business owners, professionals and corporate executives and other individuals with complex financial needs.

Broker-Dealer Services

AM&M also operates a broker-dealer subsidiary, which is a leading outsourcing company for financial planners and investment advisors.

Insurance Services

The Company provides property and casualty insurance services and employee benefits consulting through Tompkins Insurance. Tompkins Insurance is an independent insurance agency, representing many major insurance carriers.
Tompkins Insurance has automated systems for record keeping, claim processing and coverage confirmation, and can provide insurance pricing comparisons from some of the country's finest insurance companies. Tompkins Insurance provides employee benefits consulting to employers in Western and Central New York, assisting them with their medical, group life insurance and group disability. In addition to its seven stand-alone offices, Tompkins Insurance shares several offices with The Bank of Castile and The Trust Company. AM&M operates a subsidiary that creates customized risk management plans using life, disability and long-term care insurance products.

Subsidiaries

The Company operates three banking subsidiaries, an insurance agency subsidiary, and a financial planning, wealth management, and broker-dealer subsidiary in New
York. The Company's subsidiary banks operate 39 offices, including 2 limited-service office, serving communities in New York. The decision to operate as three locally managed community banks reflects management's commitment to community banking as a business strategy. For Tompkins, personal delivery of high quality services, a commitment to the communities in which we operate, and the convergence of a single-source financial service provider characterize management's community banking approach. The combined resources of the Tompkins organization provides increased capacity for growth and greater capital resources necessary to make investments in technology and services. Tompkins has developed several specialized financial services that are now available in markets served by all three subsidiary banks. These services include trust and investment services, insurance, leasing, card services, Internet banking, and remote deposit services.

Tompkins Trust Company (the "Trust Company")

The Trust Company is a commercial bank that has operated in Ithaca, New York and surrounding communities since 1836. The Trust Company operates 15 banking offices, including 2 limited-service banking offices in the counties of
Tompkins, Cortland, Cayuga and Schuyler, New York.

The Trust Company's market area consists primarily of Tompkins County, New York with a population of approximately 100,000. The majority of Tompkins Trust
Company's 13 full-service offices are located within Tompkins County. Education plays a significant role in the local economy with Cornell University and Ithaca
College being two of the county's major employers. Current economic trends include low unemployment and moderate growth. The Trust Company has a full-service office in Cortland, New York and a full-service office in Auburn,
New York. Both of these offices are located in counties contiguous to Tompkins
County.

The Bank of Castile ("The Bank of Castile")

The Bank of Castile conducts its operations through its 15 banking offices, in towns situated in and around the areas commonly known as the Letchworth State
Park area and the Genesee Valley region of New York State. The main business office for The Bank of Castile is located in Batavia, New York and is shared with Tompkins Insurance. The Bank of Castile serves a five-county market that is primarily rural in nature. Excluding Monroe County, which includes Rochester, the population of the counties served by The Bank of Castile is approximately
209,000. Economic growth has been relatively flat in The Bank of Castile's market area, although the significant population base of the suburban Rochester market (in excess of 700,000 people) provides continued opportunities for growth.

The Mahopac National Bank ("Mahopac National Bank")

Mahopac National Bank is located in Putnam County, New York and operates five full-service offices in that county, three full-service offices in Dutchess
County, New York and one full-service office in Westchester County, New York.

The primary market area for Mahopac National Bank is Putnam County, with a population of approximately 101,000. Putnam County is about 60 miles north of
Manhattan, and is one of the fastest growing counties in New York State. Mahopac
National Bank's Hopewell Junction and LaGrange offices are located in Dutchess
County, which has a population of approximately 295,000. Mahopac National Bank's
Mount Kisco office is located in Westchester County, which has a population of
949,000.

Tompkins Insurance Agencies, Inc. ("Tompkins Insurance")

Tompkins Insurance is headquartered in Batavia, New York, and offers property and casualty insurance to individuals and businesses primarily in Western and
Central New York. Over the past several years, Tompkins Insurance has acquired smaller insurance agencies generally in the market areas serviced by the
Company's banking subsidiaries. Tompkins Insurance offers services to customers of the Company's banking subsidiaries by sharing offices with The Bank of
Castile and The Trust Company. In addition, to these shared offices, Tompkins
Insurance has five stand-alone offices in Western New York, and two stand-alone offices in Tompkins County, New York.

AM&M Financial Services, Inc. ("AM&M")

AM&M is headquartered in Pittsford, New York and offers financial services through three operating companies: (1) AM&M Planners, Inc., which provides fee based financial planning and wealth management services for corporate executives, small business owners and high net worth individuals; (2) Ensemble
Financial Services, Inc., an independent broker-dealer and leading outsourcing company for financial planners and investment advisors; and (3) Ensemble Risk
Solutions, Inc., which creates customized risk management plans using life, disability and long-term care insurance products.

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

Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of facilities and, in the case of loans to commercial borrowers, relative lending limits. Management believes that a community based financial organization is better positioned to establish personalized financial relationships with both commercial customers and individual households. The Company's community commitment and involvement in its primary market areas, as well as its commitment to quality and personalized financial services, are factors that contribute to the Company's competitiveness. Management believes that each of the Company's subsidiary banks can compete successfully in its primary market areas by making prudent lending decisions quickly and more efficiently than its competitors, without compromising asset quality or profitability, although no assurances can be given that such factors will assure success.

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

The Company's financial services subsidiaries are subject to examination and regulation by various regulatory agencies, including the New York State
Insurance Department, Securities and Exchange Commission (SEC), the Financial
Industry Regulatory Authority (FINRA), and the National Association of
Securities Dealers (NASD). Tompkins Investment Services is subject to examination and comprehensive regulation by various regulatory authorities, including the FDIC and NYSBD.

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

Liability of Commonly Controlled Institutions

FDIC-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of an
FDIC-insured depository institution controlled by the same bank holding company, or for any assistance provided by the FDIC to a FDIC-insured depository institution controlled by the same bank holding company that is in danger of default. "Default" means generally the appointment of a conservator or receiver.
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

Capital Adequacy

The Federal Reserve Board, the OCC and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking institutions. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier I capital and total capital to risk-weighted assets. For purposes of calculating the ratios, a banking organization's assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution's or holding company's capital, in turn, is classified in one of three tiers, depending upon type:

Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative preferred stock, a limited amount of qualifying cumulative preferred stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, qualifying trust preferred securities, less goodwill, most intangible assets and certain other assets.

Supplementary Capital (Tier 2). Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible loan losses, subject to limitations.

Market Risk Capital (Tier 3). Tier 3 capital includes qualifying unsecured subordinated debt.

Tompkins, like other bank holding companies, is required to maintain Tier 1 capital and "total capital" (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets. The bank subsidiaries, like other depository institutions, are required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be "well capitalized" under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must be at least 6% and
10.0% on a risk-adjusted basis, respectively.

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization's Tier 1 capital to its total adjusted quarterly average assets.
The minimum permissible leverage ratio is 3.0% for financial holding companies and banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority's risk-adjusted measure for market risk. All other financial holding companies and banks are required to maintain a minimum leverage ration of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered
"well capitalized" under the regulatory framework for prompt corrective action, its leverage ration must be at least 5.0%.

For further information concerning the regulatory capital requirements, actual capital amounts and the ratios of Tompkins and its bank subsidiaries, see the discussion in "Note 18 Regulations and Supervision" in Notes to Consolidated
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
The credit may be used to offset up to 100% of the 2007 DIF assessment, and if not completely used in 2007, may be applied to not more than 90% of each of the aggregate 2008, 2009 and 2010 DIF assessments. The Company's one-time historical assessment credit was $1.0 million. This credit offset the Federal deposit insurance assessments in 2007. The remaining credit will be completely used in
2008 and will only partially offset the 2008 assessments. The insurance assessments under the Reform Act are not expected to have a significant adverse impact on the results of operations and financial condition of the Company's subsidiary banks in 2008.

In addition to the risk-based deposit insurance assessments, additional assessments may be imposed by the Financing Corporation, a separate U.S.
government agency affiliated with the FDIC, on insured deposits to pay for the interest cost of Financing Corporation bonds. Financing Corporation assessment rates for 2007 ranged from $0.114 to $0.122 per $100 of deposits. The Company paid Financing Corporation assessments of $206,000 in 2007, $227,000 in 2006 and
$201,000 in 2005, which are included in other expense.

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

The USA Patriot Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to
Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) imposes obligations on financial institutions, including banks and broker-dealer subsidiaries to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism.

Financial Privacy

In accordance with the Gramm Leach Bliley Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are known as the
"OFAC" rules based on their administration by the US Treasury Department Office of Foreign Assets Control ("OFAC"). The OFAC-administered sanctions take many forms. Generally, however, they include restrictions on trade with or investment in a sanctioned country and a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest.

Other Initiatives

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory authorities. These initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to change the financial institution regulatory environment. Such legislation could change banking laws and the operating environment of Tompkins in substantial, but unpredictable ways. We can not predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations would have on our financial condition or results of operations.

Employees

At December 31, 2007, the Company employed 688 employees, approximately 70 of whom were part-time. No employees are covered by a collective bargaining agreement and the Company believes its employee relations are excellent.

Available Information

The Company maintains a website at www.tompkinsfinancialcorp.com. The Company makes available free of charge (other than an investor's own Internet access charges) through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, its proxy statements related to its annual shareholders' meetings, and amendments to these reports or statements, filed or furnished pursuant to Section 13(a) or 15(d) of the
Securities Exchange Act of 1934 as amended (the "Exchange Act"), as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (the
"SEC"). Copies of these reports are also available at no charge to any person who requests them, with such requests directed to Tompkins Financial
Corporation, Investor Relations Department, The Commons, Ithaca, New York 14851,
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

Credit Risk

The Company's business of originating and underwriting loans involves credit risk, which is the risk of loss of principal or interest because borrowers, guarantors and related parties fail to perform in accordance with the terms of their loan agreements. The Company has adopted comprehensive credit policies, underwriting standards and loan review procedures and maintains a reserve for loan/lease losses to mitigate credit losses. The Company continually monitors asset quality and reviews the adequacy of its allowance for loan and lease losses on a regular basis to ensure that the allowance is adequate to cover the estimated loss exposure in its portfolio. Management believes that it has established policies and procedures that are appropriate to mitigate the risk of loss. Nonetheless, these policies and procedures may not prevent unexpected losses that could have a material adverse effect on the Company's business, financial condition, results of operations, or liquidity. See Part II, Item 7,
"Loans and Leases" and "The Allowance for Loan and Lease Losses" of this Report for further discussion of the lending portfolio and the allowance for loan/lease losses.

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

The Company is subject to state and federal tax laws and regulations. Changes to these regulations could impact future tax expense and the value of deferred tax assets. Each of the Company's banking subsidiaries is a majority owner in a real estate investment trust ("REIT"). Changes to the laws governing the taxation of
REITs could likely result in additional income tax expense.

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

Economic Conditions

General economic conditions have an impact on the banking and financial services industry. The Company's operating results depend on providing products and services to customers in our local market areas. Unemployment rates, real estate values, demographic changes, property tax rates, and local and state governments have an impact on local and regional economic conditions. An increase in unemployment, a decrease in real estate values, an increase in property tax rates, or a decrease in population could weaken the local economies in which the
Company operates. Weak economic conditions could lead to credit quality concerns related to repayment ability and collateral protection. The Company operates in three primary market areas which mitigates the impact on local economic conditions and has focused on providing a full suite of products to increase its fee based business as a percentage of total revenues.

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

Integration of Acquisitions

The Company periodically reviews potential acquisition opportunities involving other financial institutions and financial services companies. The Company seeks merger or acquisition partners that are culturally similar, present long-term growth opportunities, have experienced management, and have the potential for improved profitability through economies of scale or expanded services. Risks associated with acquisitions include potential exposure to asset quality issues of the acquired entity, the difficulty and expense of integrating the operations and personnel of the acquired entity, potential disruption to the business of the acquired entity, potential diversion of management time and attention from other matters and impairment of relationships with, and the possible loss of, key employees and customers of the acquired entity. Failure to realize expected revenue increases, cost savings, and/or other projected benefits from an acquisition could have a material adverse effect on the Company's financial condition and results of operation.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

The following table provides information relating to the Company's facilities:

Location                          Facility Type                                           Square Feet   Owned/Leased*
---------------------------------------------------------------------------------------------------------------------

110 N. Tioga St., The Commons     Trust Company                                             23,900           Owned
Ithaca, NY                        Main Office

119 E. Seneca Street              Trust Company                                             18,550           Owned
Ithaca, NY                        Trust and Investment Services

121 E. Seneca Street              Tompkins Financial Corporation/Trust Company              18,900           Owned
Ithaca, NY                        Administration and Executive Offices

215 E. State St., The Commons     Tompkins Financial Corporation/Trust Company              24,500          Leased
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
Ithaca, NY                        Seneca Street Drive-In Office

2251 N. Triphammer Road           Trust Company                                              3,000          Leased
Ithaca, NY                        Triphammer Road Office

2 W. Main Street                  Trust Company                                              2,720           Owned
Trumansburg, NY                   Trumansburg Office

Location                          Facility Type                                           Square Feet   Owned/Leased*
---------------------------------------------------------------------------------------------------------------------

701 W. Seneca Street              Trust Company                                              2,150           Owned
Ithaca, NY                        West End Office

832 Hanshaw Road                  Tompkins Financial Center                                  5,200          Leased
Ithaca, NY                        Trust Company/Tompkins Insurance/Tompkins
                                  Investment Services

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
Arcade, NY                        Arcade Office

263 E. Main Street                The Bank of Castile                                        3,303           Owned
Avon, NY                          Avon Office

408 E. Main Street                The Bank of Castile                                        3,496           Owned
Batavia, NY                       Batavia Office

358 W. Main Street                The Bank of Castile                                        1,050           Owned
Batavia, NY                       Drive-In Office

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
Chili, NY                         Chili Office

1 Main Street                     The Bank of Castile                                        1,448           Owned
Gainesville, NY                   Gainesville Office

11 South Street                   The Bank of Castile                                        9,700           Owned
Geneseo, NY                       Geneseo Office

724 Long Pond Road                The Bank of Castile                                        6,500           Owned
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

2367 Route 19 North               The Bank of Castile                                        6,950           Owned
Warsaw, NY                        Warsaw Office

1441 Route 22                     Mahopac National Bank                                     34,000           Owned
Brewster, NY                      Brewster Office and Administration

Location                          Facility Type                                           Square Feet   Owned/Leased*
---------------------------------------------------------------------------------------------------------------------

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
Leroy, NY                         Leroy Office ***

25 North State Street             Tompkins Insurance                                         1,350           Owned
Nunda, NY                         Nunda Office ***

44 East Main Street               Tompkins Insurance                                         1,600          Leased
Trumansburg, NY                   Trumansburg Office ***

179 Sully'sTrail                  AM&M Financial Services, Inc.                             23,285          Leased
Pittsford, NY                     Rochester Office

================================================================================================================================

* Lease terminations for the Company's leased properties range from 2008 through
2042.

** Office includes two parcels of land that are being leased through 2008 and
2090, respectively.

*** Offices for Tompkins Insurance shown above are stand-alone offices; Tompkins
Insurance also shares office space with The Bank of Castile and The Trust
Company.

Management believes the current facilities are suitable for their present and intended purposes. For additional information about the Company's facilities, including rental expenses, see "Note 8 Bank Premises and Equipment" in Notes to
Consolidated Financial Statements in Part II, Item 8. of this Report.

Item 3.  Legal Proceedings

In October 2007, Visa USA ("Visa") completed a reorganization in contemplation of its initial public offering ("IPO") expected to occur in 2008. As part of that reorganization, Tompkins and other member banks of Visa received shares of common stock of Visa, Inc. Those banks are also obligated under various agreements with Visa to share in losses stemming from certain litigation
("Covered Litigation"). Tompkins is not a named defendant in any of the Covered
Litigation. Although Visa is expected to set aside a portion of the proceeds from its IPO in an escrow account to fund any judgments or settlements that may arise out of the Covered Litigation, recent guidance from the Securities and
Exchange Commission ("SEC") indicates that Visa member banks should record a liability for the fair value of the contingent obligation to Visa. The estimation of the Company's proportionate share of any potential losses related to the Covered Litigation is extremely difficult and involves a great deal of judgment. Nevertheless, in the fourth quarter of 2007 the Company recorded a pre-tax charge of $862,000 ($517,000 after tax effect) related to the Covered
Litigation. In accordance with GAAP and consistent with the SEC guidance, the
Company did not recognize any value for its common stock ownership interest in
Visa, Inc. While the Company expects that our proportional share of the proceeds of Visa's IPO in 2008 will exceed the amount of the Company's charge, there can be no assurance that the restructuring and initial public offering of Visa, Inc.
will be successful and that the shares of Visa, Inc. allocated to the Company will have sufficient value to cover the Company's obligations under the indemnification agreement.

The Company is involved in legal proceedings in the normal course of business, none of which are expected to have a material adverse impact on the financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote by Security Holders

There were no matters submitted to a vote of the Tompkins stockholders in the fourth quarter of 2007.

Executive Officers of the Registrant

The information concerning the Company's executive officers is provided below as of March 1, 2008. Unless otherwise stated, executive officers' terms run until the first meeting of the board of directors after the Company's annual meeting of shareholders, and until their successors are elected and qualified.

                       Age      Title                                                   Joined Company

Stephen S. Romaine     43       President and CEO                                       January 2000
James W. Fulmer        56       Vice Chairman of the Board                              January 2000
Robert B. Bantle       56       Executive Vice President                                March 2001
David S. Boyce         41       Executive Vice President                                January 2001
Francis M. Fetsko      43       Executive Vice President and Chief Financial Officer    October 1996
Gregory J. Hartz       47       Executive Vice President                                August 2002
Gerald J. Klein, Jr.   49       Executive Vice President                                January 2000
Thomas J. Rogers       37       Executive Vice President                                January 2006
Kathleen M. Rooney     55       Executive Vice President                                April 2004

Business Experience of the Executive Officers:

Stephen S. Romaine was appointed President and Chief Executive Officer of the
Company effective January 1, 2007. From 2003 through 2006, he served as
President and Chief Executive Officer of Mahopac National Bank. Prior to this appointment, Mr. Romaine was Executive Vice President and Chief Financial
Officer of Mahopac National Bank. Mr. Romaine currently serves on the boards of the New York Bankers Association and the Independent Bankers Association of New
York State.

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

Francis M. Fetsko has been employed by the Company since 1996, and has served as
Chief Financial Officer since December 2000. In July 2003, he was promoted to
Executive Vice President. Mr. Fetsko also serves as Chief Financial Officer of
Tompkins Trust Company, The Bank of Castile, and Mahopac National Bank.

Gregory J. Hartz has been employed by the Company since 2002 and was appointed
President and Chief Executive Officer of Tompkins Trust Company and Executive
Vice President of the Company effective January 1, 2007. Previously, he was
Senior Vice President of Tompkins Trust Company, with responsibility for
Tompkins Investment Services.

Gerald J. Klein, Jr. has been employed by the Company since 2000 and was appointed President and Chief Executive Officer of Mahopac National Bank and
Executive Vice President of the Company effective January 1, 2007. Previously, he was Executive Vice President of Mahopac National Bank, responsible for all lending and credit functions at the Bank.

Thomas J. Rogers has been employed by the Company since its acquisition of
AM&M Financial Services, Inc. in January 2006, and was appointed President and Chief Executive Officer of AM&M Financial Services, Inc. at that time.
He was appointed Executive Vice President of the Company on January 24, 2007. He
was been employed by AM&M Financial Services, Inc. since 1998.

Kathleen M. Rooney has been employed by the Company since April 2004 and served as Senior Vice President and Corporate Marketing Officer since April 2005. She was appointed Executive Vice President, Corporate Marketing Officer of the
Company on April 24, 2007. Ms. Rooney is also a Senior Vice President of Mahopac
National Bank with responsibility for the Bank's Community Banking Division.
Prior to joining the Company, Ms. Rooney was employed by JPMorgan Chase for over
28 years in various capacities, most recently as the Senior Vice President and
Investments Executive responsible for sales, service, operation and compliance of brokerage, portfolio management and trust products for the retail bank.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
         Issuer Purchases of Equity Securities

Market Price and Dividend Information

The Company's common stock is traded under the symbol "TMP" on the American
Stock Exchange ("AMEX"). The high and low closing sale prices, which represent actual transactions as quoted on AMEX, of the Company's common stock for each quarterly period in 2007 and 2006 are presented below. The per share dividends paid by the Company in each quarterly period in 2007 and 2006 are also presented below. Cash dividends on Tompkins common stock were paid on the 15th day of
February, May, August and November of 2006; and the 15th day of February, May,
August and November of 2007.

                                            Market Price (1)               Cash Dividends
                                         High               Low                 Paid
-----------------------------------------------------------------------------------------
2006               1st Quarter         $   44.08          $   40.18          $   .273
                   2nd Quarter             44.00              38.10              .273
                   3rd Quarter             45.95              41.37              .300
                   4th Quarter             50.80              44.00              .300

2007               1st Quarter         $   46.42          $   39.11          $   .300
                   2nd Quarter             42.75              36.17              .300
                   3rd Quarter             43.34              30.60              .320
                   4th Quarter             44.21              34.49              .320

Note 1 - Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on May 15, 2006.

As of March 1, 2008, there were approximately 2,063 holders of record of the
Company's common stock.

The Company's ability to pay dividends is generally limited to earnings from the prior year, although retained earnings and dividends from its subsidiaries may also be used to pay dividends under certain circumstances. The Company's primary source of funds to pay for shareholder dividends is receipt of dividends from its subsidiaries. Future dividend payments to the Company by its subsidiaries will be dependent on a number of factors, including the earnings and financial condition of each subsidiary, and are subject to the regulatory limitations discussed in "Note 18 Regulations and Supervision" in Notes to Consolidated
Financial Statements in Part II, Item 8. of this Report.

Issuer Purchases of Equity Securities

The following table includes all Company repurchases, including those made pursuant to publicly announced plans or programs during the quarter ended
December 31, 2007.

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
                            Total Number of  Average Price Paid   Announced Plans or      the Plans or
                           Shares Purchased       Per Share            Programs             Programs
                Period            (a)                (b)                 (c)                  (d)
---------------------------------------------------------------------------------------------------------
October 1, 2007 through
October 31, 2007                24,583         $    40.61               23,248              29,425

November 1, 2007 through
November 30, 2007                  289         $    41.32                    0              29,425

December 1, 2007 through
December 31, 2007                    0                  0                    0              29,425
---------------------------------------------------------------------------------------------------------
Total                           24,872         $    40.62               23,248              29,425
=========================================================================================================

On July 18, 2006, the Company's Board of Directors approved the Company's current stock repurchase plan (the "2006 Plan"). The 2006 Plan authorizes the repurchase of up to 450,000 shares of the Company's outstanding common stock over a two-year period. Under the 2006 Plan, the Company repurchased 332,347 shares at an average price of $38.86 in 2007. Since inception of the 2006 Plan, the Company has repurchased 420,575 shares at an average price of $39.85.

Included above are 1,335 shares purchased in October 2007 at an average cost of
$40.04 and 289 shares purchased in November 2007 at an average cost of $41.32 by the trustee of a rabbi trust established by the Company under the Company's
Stock Retainer Plan For Eligible Directors of Tompkins Trustco, Inc., and
Participating Subsidiaries and were part of the director deferred compensation under that plan. Shares purchased by the rabbi trust are not part of the 2006
Plan.

Recent Sales of Unregistered Securities

As part of the Company's acquisition of AM&M Financial Services, Inc., the
Company issued 20,901 shares of Tompkins common stock pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

Equity Compensation Plan Information

Information regarding securities authorized for issuance under equity compensation plans is provided in Part III, "Item 12. Security Ownership of
Certain Beneficial Owners and Management and Related Stockholder Matters" of
this Report.

Performance Graph

The following graph compares the Company's cumulative total stockholder return since December 31, 2002, with (1) the total return index for the NASDAQ
Composite and (2) the total return index for SNL Bank Index. The graph assumes
$100.00 was invested on December 31, 2002, in the Company's common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

In accordance with and to the extent permitted by applicable law or regulation, the information set forth below under the heading "Performance Graph" shall not be incorporated by reference into any future filing under the Securities Act of
1933, as amended (the "Securities Act"), or Exchange Act and shall not be deemed to be "soliciting material" or to be "filed" with the SEC under the Securities
Act or the Exchange Act. The performance graph represents past performance and should not be considered an indication of future performance.

                                                        Period Ending
                                 ----------------------------------------------------------
Index                            12/31/02  12/31/03  12/31/04  12/31/05  12/31/06  12/31/07
-------------------------------------------------------------------------------------------
Tompkins Financial Corporation    100.00    117.87    140.54    133.00    152.41    134.35
NASDAQ Composite                  100.00    150.01    162.89    165.13    180.85    198.60
SNL Bank Index                    100.00    134.90    151.17    153.23    179.24    139.28

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto in Part II, Item 8. of this Report.

                                                                         Year ended December 31
(in thousands except per share data)                2007           2006          2005           2004          2003
----------------------------------------------------------------------------------------------------------------------
FINANCIAL STATEMENT HIGHLIGHTS
     Assets                                      $  2,359,459   $  2,210,837   $ 2,106,870   $ 1,970,295   $ 1,864,446
     Deposits                                       1,720,826      1,709,420     1,683,010     1,560,873     1,411,125
     Other borrowings                                 210,862         85,941        63,673        63,303        87,111
     Shareholders' equity                             197,195        189,620       181,221       171,002       158,970
     Interest and dividend income                     132,441        121,041       106,707        94,673        90,995
     Interest expense                                  58,412         48,184        31,686        23,327        23,493
     Net interest income                               74,029         72,857        75,021        71,346        67,502
     Provision for loan and lease losses                1,529          1,424         2,659         2,860         2,497
     Net securities gains (losses)                        384             15        (1,526)           98            43
     Net income                                        26,371         27,767        27,685        25,615        24,205
PER SHARE INFORMATION
     Basic earnings per share                            2.72           2.82          2.81          2.60          2.46
     Diluted earnings per share                          2.70           2.78          2.77          2.56          2.42
     Cash dividends per share                            1.24           1.15          1.07          0.99          0.92
     Book value per share                               20.58          19.24         18.37         17.37         16.10
SELECTED RATIOS
     Return on average assets                            1.16%          1.30%         1.36%         1.32%         1.37%
     Return on average equity                           13.99%         15.02%        15.82%        15.68%        15.90%
     Shareholders' equity to average assets              8.32%          8.86%         8.89%         8.82%         8.98%
     Dividend payout ratio                              45.59%         40.78%        37.94%        38.11%        37.25%

OTHER SELECTED DATA (in whole numbers, unless otherwise noted)
----------------------------------------------------------------------------------------------------------------------
     Employees (average full-time equivalent)             662            658           587           578           546
     Banking offices                                       39             37            34            34            33
     Bank access centers (ATMs)                            61             59            51            51            49
     Trust and investment services assets under
       management, or custody (in thousands)     $  2,345,575   $  2,183,114   $ 1,534,557     1,495,196   $ 1,389,879
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

OVERVIEW

Tompkins Financial Corporation ("Tompkins" or the "Company"), is the corporate parent of three community banks, Tompkins Trust Company ("Trust Company"), The
Bank of Castile, and The Mahopac National Bank ("Mahopac National Bank"), which together operate 39 banking offices, including 2 limited-service office, in local market areas throughout New York State. Through its community banking subsidiaries, the Company provides traditional banking services, and offers a full range of money management services through Tompkins Investment Services, a division of Tompkins Trust Company. The Company also offers insurance services through its wholly-owned subsidiary, Tompkins Insurance Agencies, Inc.
("Tompkins Insurance"), an independent insurance agency with a history of over
100 years of service to individual and business clients throughout Western New
York. Tompkins Insurance has expanded its geographic footprint into the Ithaca,
New York market area with the acquisition of three insurance agencies over the past three years. The Company completed its acquisition of AM&M Financial
Services, Inc. (AM&M), a fee-based financial planning and wealth management firm headquartered in Pittsford, New York, effective January 6, 2006. AM&M has three operating companies: (1) AM&M Planners, Inc., which provides fee based financial planning and wealth management services for corporate executives, small business owners, and high net worth individuals; (2) Ensemble
Financial Services, Inc., an independent broker-dealer and leading outsourcing company for financial planners and investment advisors; and (3) Ensemble Risk
Solutions, Inc., which creates customized risk management plans using life, disability and long-term care insurance products.

Each Tompkins subsidiary operates with a community focus, meeting the needs of the unique communities served. The Company conducts its business through its wholly-owned subsidiaries, Tompkins Trust Company, The Bank of Castile, Mahopac
National Bank, Tompkins Insurance, and AM&M. Unless the context otherwise requires, the term "Company" refers to Tompkins Financial Corporation and its subsidiaries.

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

Critical Accounting Policies

In the course of normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Company. Some of these policies are more critical than others. Management considers the accounting policy relating to the allowance for loan/lease losses ("allowance") to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Company's results of operations.

The Company has developed a methodology to measure the amount of estimated loan loss exposure inherent in the loan portfolio to assure that an adequate allowance is maintained. The Company's methodology is based upon guidance provided in SEC Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance
Methodology and Documentation Issues" and includes an estimate of exposure for
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
specifically reviewed, and for more homogenous loan portfolios such as residential mortgage loans and consumer loans, estimated exposure amounts are assigned based upon historical loss experience as well as past due status.
Lastly, additional reserves are maintained based upon management's judgment and assessment of other quantitative and qualitative factors such as regional and local economic conditions and portfolio growth trends.

Since the methodology is based upon historical experience, market trends, and management's judgment, factors may arise that result in different estimations.
Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, changes in interest rates, concentration of risk, and declines in local property values. While management considers the allowance to be adequate as of
December 31, 2007, under adversely different conditions or assumptions, the
Company would need to increase the allowance.

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

RESULTS OF OPERATIONS
(Comparison of December 31, 2007 and 2006 results)

General

The Company reported diluted earnings per share of $2.70 in 2007, compared with
$2.78 in 2006. Net income for the year ended December 31, 2007, was $26.4 million compared to $27.8 million in 2006. Both 2007 and 2006 net income included certain nonrecurring items. Net income for 2007 included an after-tax charge of $517,000 for the Company's estimated contingent obligation related to
VISA USA litigation indemnification and an after-tax charge of $712,000 for reorganization and associated consulting charges related to certain profit improvement initiatives. These two items reduced diluted earnings per share by
$0.12. Net income for 2006 included an after-tax gain of $1.5 million on the sale of the Company's credit card portfolio and $685,000 of life insurance proceeds. These two items added $0.22 to 2006 diluted earnings per share.
Earnings per share benefited from the repurchase of common shares made under the
Company's previously announced share repurchase plan. The Company repurchased
332,347 shares at an average price of $38.86 in 2007.

In addition to earnings per share, key performance measurements for the Company include return on average shareholders' equity (ROE) and return on average assets (ROA). ROE was 13.99% in 2007, compared to 15.02% in 2006, while ROA was
1.16% in 2007, compared to 1.30% in 2006. The decrease in ROA and ROE in 2007 reflects the decrease in net income coupled with growth in average assets and average shareholders' equity. ROA and ROE for Tompkins continue to compare favorably to peer ratios for bank holding companies with assets between $1.0 billion and $3.0 billion, widely available from the Federal Reserve Board.

Total revenues, consisting of net interest income and noninterest income, were
$118.1 million in 2007, up $4.1 million or 3.6% over 2006. The growth rate over the prior year was tempered by the fact that 2006 included $3.3 million in nonrecurring revenue, including $2.6 million from the sale of the credit card portfolio and $685,000 of life insurance proceeds. Total revenues in 2007 benefited from solid growth in key fee income categories as well as growth in average earning assets. The interest rate environment continued to be a challenge in 2007. The flat or inverted yield curve through much of 2007 resulted in funding costs increasing faster than asset yields which led to a lower net interest margin in 2007 compared to 2006.

Total assets were up 6.7% to $2.4 billion at December 31, 2007. Asset growth over the past twelve months included a $113.8 million increase in total loans and leases and a $34.5 million increase in the securities portfolio.
Nonperforming assets represented a modest 0.40% of total assets, up from 0.15%
at year-end 2006.

Segment Reporting

The Company has identified two business segments, banking and financial services. Financial services activities consist of the results of the Company's trust, financial planning and wealth management, broker-dealer services, and risk management operations. All other activities are considered banking.

The Banking segment reported net income of $21.5 million in 2007, down $1.9 million or 7.9% from net income of $23.4 million in 2006. Both 2007 and 2006 had nonrecurring items, which affect the year-over year comparison of net income.
Net income in 2007 included a pre-tax charge of $1.2 million ($712,000 after-tax) in reorganization and associated consulting charges related to certain profit improvement initiatives and a pre-tax charge of $862,000
($517,000 after-tax) related to certain contingent liability associated with the
Company's membership in VISA USA. Net income in 2006 included pre-tax gains on
$2.6 million ($1.5 million after-tax) on the sale of the credit card portfolio and $685,000 of life insurance proceeds. Net interest income was $73.7 million, up $1.2 million or 1.6% over 2006, driven by growth in average earning assets.
Noninterest income of $19.1 million in 2007 was down $529,000 or 2.7% from the same period in 2006, mainly a result of the $3.3 million of nonrecurring income in 2006. Growth in service charges on deposit accounts and card services income partially offset the nonrecurring items. Noninterest expenses totaled $60.4 million in 2007, an increase of $3.6 million or 6.3% over the same period in
2006. Two nonrecurring expenses had a significant impact on 2007 expenses. These include $1.2 million in pre-tax reorganization and associated consulting charge related to certain profit improvement initiatives and an $862,000 pre-tax charge to other operating expense related to certain contingent litigation liabilities associated with the Company's membership in VISA USA.

The Financial Services segment had net income of $4.8 million in 2007, an increase of $456,000 or 10.4% over net income of $4.4 million in 2006.
Noninterest income derived from the Financial Services segment was $25.4 million in 2007, and increase of $3.8 million or 17.4% over the same period in 2006.
Noninterest expenses of $18.2 million in 2007 were $2.8 million or 18.5% over the same period prior year. Tompkins Insurance's acquisition of four insurance agencies in 2006 contributed to the growth in noninterest income and noninterest expenses. Investment services income was up over prior year, reflecting growth in trust fees, financial planning and wealth management fees, and brokerage income. Growth in assets under management and favorable market conditions contributed to the growth in these areas.

Net Interest Income

Table 1 - Average Statements of Condition and Net Interest Analysis shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Taxable-equivalent net interest income increased by $794,000, or 1.0% compared to the same period in
2006. The Company's taxable-equivalent net interest income benefited from growth in average earnings assets for the twelve months ended December 31, 2007, over the same period in 2006; however, offsetting this benefit has been a narrower net interest margin as increases in funding costs have outpaced improvements in asset yields. The taxable-equivalent net interest margin for 2007 of 3.63% is down from the 3.81% for 2006. The interest rate environment has been challenging over the past few years, as the flat or inverted yield curve has resulted in narrowing spreads between loan and securities yields and the various funding sources used to support these activities.

The Company has been able to offset the impact of the margin compression on net interest income by growing average earning assets and average noninterest-bearing deposits. The average volume of earning assets for 2007 was up $118.3 million or 6.0% compared to the same period in 2006. The average volume of noninterest-bearing deposits for 2007 increased $18.0 million or 5.3%
compared to 2006.

Taxable-equivalent interest income was up 8.9% in 2007 over 2006. The growth in taxable-equivalent interest income was primarily a result of higher average loan and investment balances and improved yields. Average loan balances were up $92.8 million or 7.3% in 2007 over 2006, while the average yield on loans improved 8 basis points to 7.16%. Loan growth in 2007 included a $46.9 million increase in average commercial loans; a $32.1 million increase in average commercial real estate loans; and a $27.0 million increase in average residential real estate loans. The $11.1 million or 11.9% decrease in average consumer loan balances year-over-year is mainly due to the sale of the credit card portfolio in the fourth quarter of 2006. The improvement in average loan yields in 2007 compared to 2006 reflects the benefit of higher interest rates as the prime interest rate increased 50 basis points in the first quarter of 2006 and 50 basis points in the second quarter of 2006. The 50 basis point decreases in the prime interest rate in both the third and fourth quarters of 2007 and the 125 basis point decrease in January 2008 will place some pressure on asset yields going forward.
Average securities balances were up $19.3 million in 2007 over 2006, while average yields were up 30 basis points.

Interest expense was up 21.2% for 2007 over 2006, reflecting both higher average rates paid on deposits and borrowings as well as higher volumes. The rise in short-term market rates during 2006 and competitive market conditions contributed to higher funding costs in 2007. The average rate paid on deposits during 2007 of 3.28% was 42 basis points higher than the average rate paid in
2006. The Company was able to offset some of the impact of higher deposit rates by growing average noninterest bearing deposits to $356.5 million, up 5.3% over average balances for 2006. The average rate paid on borrowings for 2007 was also up over 2006, as a result of the increase in short-term interest rates. Average borrowings were up $61.5 million or 25.8% over prior year.

Table 1 - Average Statements of Condition and Net Interest Analysis

                                                                               December 31
                                                  2007                            2006                             2005
                                       Average              Average   Average              Average    Average              Average
(dollar amounts in thousands)          Balance   Interest Yield/Rate  Balance    Interest Yield/Rate  Balance   Interest  Yield/Rate
------------------------------------------------------------------------------------------------------------------------------------

ASSETS
Interest-earning assets:
   Certificates of deposit, other
      banks                           $    4,820 $    217    4.50%   $    2,486 $     86    3.46%    $    3,668 $     89    2.43%
   Securities (1)
         U.S. Government securities      535,700   25,619    4.78       570,585   25,381    4.45        529,732   20,805    3.93
         Trading securities               59,213    2,762    4.66             0        0    0.00              0        0    0.00
         State and municipal (2)         103,213    6,270    6.07       121,305    7,134    5.88        120,891    6,882    5.69
         Other securities (2)             36,098    2,246    6.22        23,001    1,290    5.61         21,072      905    4.29
------------------------------------------------------------------------------------------------------------------------------------
         Total securities                734,224   36,897    5.03       714,891   33,805    4.73        671,695   28,592    4.26
   Federal funds sold                      4,120      217    5.27           231       15    6.49            818       24    2.93
   Loans, net of unearned income (3)
         Residential real estate         490,839   31,359    6.39       463,825   28,745    6.20        465,124   27,042    5.81
         Commercial real estate          424,748   31,418    7.40       392,636   28,112    7.16        349,190   23,923    6.85
         Commercial loans (2)            355,084   28,272    7.96       308,207   25,086    8.14        287,455   20,238    7.04
         Consumer and other               81,865    5,862    7.16        92,959    7,289    7.84        102,845    8,649    8.41
         Lease financing  (2)              9,881      627    6.35        12,023      709    5.90         15,402      988    6.41
------------------------------------------------------------------------------------------------------------------------------------
         Total loans, net of
            unearned income            1,362,417   97,538    7.16     1,269,650   89,941    7.08      1,220,016   80,840    6.63
------------------------------------------------------------------------------------------------------------------------------------
         Total interest-earning
            assets                     2,105,581  134,869    6.41     1,987,258  123,847    6.23      1,896,197  109,545    5.78
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-earning assets               160,643                        151,934                         141,843
         Total assets                 $2,266,224                     $2,139,192                      $2,038,040

====================================================================================================================================

Liabilities & Shareholders' Equity

Deposits:
   Interest-bearing deposits
         Interest checking,
            savings, and money market $  723,297 $ 14,361    1.99%   $  702,826 $ 11,247    1.60%    $  733,596 $  7,519    1.02%
         Time Deposits > $100,000        304,614   14,750    4.84       296,714   13,350    4.50        224,248    6,973    3.11
         Time Deposits < $100,000        343,969   15,651    4.55       318,648   12,486    3.92        290,370    7,943    2.74
         Brokered Time Deposits:
                      <$100,000           14,729      723    4.91        31,566    1,482    4.69         38,545    1,228    3.19
------------------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing
            deposits                   1,386,609   45,485    3.28     1,349,754   38,565    2.86      1,286,759   23,663    1.84
Federal funds purchased and
   securities sold under
   agreements to repurchase              199,126    8,125    4.08       159,147    5,905    3.71        157,817    4,852    3.07
Other borrowings                         100,824    4,802    4.76        79,310    3,714    4.68         70,486    3,171    4.50
------------------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing
            liabilities                1,686,559   58,412    3.46     1,588,211   48,184    3.03      1,515,062   31,686    2.09
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing deposits             356,457                        338,448                         323,976
Accrued expenses and other
   liabilities                            33,246                         26,181                          22,533
------------------------------------------------------------------------------------------------------------------------------------
         Total liabilities             2,076,262                      1,952,840                       1,861,571
Minority Interest                          1,480                          1,480                           1,483
Shareholders' equity                     188,482                        184,872                         174,986
-----------------------------------------------------------------------------------------------------------------------------------
         Total liabilities and
            shareholders' equity      $2,266,224                     $2,139,192                      $2,038,040
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                         2.95%                          3.20%                           3.69%
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income/margin
   on earning assets                             $ 76,457    3.63%              $ 75,663    3.81%               $ 77,859    4.11%
===================================================================================================================================

(1) Average balances and yields on available-for-sale securities are based on amortized cost.

(2) Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax-exempt interest income to a taxable equivalent basis. The tax equivalent adjustments for 2007, 2006, and 2005 were as follows: $2,428,000,
$2,806,000, and $2,838,000, respectively.

(3) Nonaccrual loans are included in the average loan totals presented above.
Payments received on nonaccrual loans have been recognized as disclosed in "Note
1 Summary of Significant Accounting Policies" in the Notes to Consolidated
Financial Statements in Part II, Item 8. of this Report.

Table 2 - Analysis of Changes in Net Interest Income

(in thousands)(taxable equivalent)                2007 vs. 2006                        2006 vs. 2005
---------------------------------------------------------------------------------------------------------------
                                     Increase (Decrease) Due to Change in  Increase (Decrease) Due to Change in
                                                  Average                                Average
                                     Volume     Yield/Rate      Total       Volume      Yield/Rate     Total
---------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Certificates of deposit, other
   banks                             $    99    $      32      $    131    $    (34)    $      31     $     (3)
Federal funds sold                       205           (3)          202         (25)           16           (9)
Investments:
    Taxable                            1,727        2,228         3,955       1,741         3,220        4,961
    Tax-exempt                        (1,061)         198          (863)         64           188          252
Loans, net:
    Taxable                            6,688          988         7,676       3,456         5,763        9,219
    Tax-exempt                           (43)         (36)          (79)        (79)          (39)        (118)
---------------------------------------------------------------------------------------------------------------
Total interest income                $ 7,615    $   3,407      $ 11,022    $  5,123     $   9,179     $ 14,302
---------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
Interest-bearing deposits:
    Interest checking,
       savings, and money market         336        2,778         3,114        (328)        4,056        3,728
    Time                                 706        3,100         3,806       3,073         8,101       11,174
Federal funds purchased and
    Securities sold under
    agreements to repurchase           1,589          631         2,220          41         1,012        1,053
Other borrowings                       1,024           64         1,088         409           134          543
---------------------------------------------------------------------------------------------------------------
Total interest expense               $ 3,655    $   6,573      $ 10,228    $  3,195     $  13,303     $ 16,498
---------------------------------------------------------------------------------------------------------------
Net interest income                  $ 3,960    $  (3,166)     $    794    $  1,928     $  (4,124)    $ (2,196)
===============================================================================================================

Notes: See notes to Table 1 above.

Changes in net interest income occur from a combination of changes in the volume of interest-earning assets and interest-bearing liabilities, and in the rate of interest earned or paid on them. The above table illustrates changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of the change.
The $794,000 increase in taxable-equivalent net interest income from 2006 to
2007 resulted from an $11.0 million increase in interest income and a $10.2 million increase in interest expense. An increased volume of interest earning assets, in excess of interest bearing liabilities contributed to a net $4.0 million increase in taxable-equivalent net interest income between 2006 and
2007, while changes in interest rates reduced taxable-equivalent net interest income by $3.2 million, resulting in the net increase of $794,000 from 2006.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents management's estimate of the expense necessary to maintain the allowance for loan and lease losses at an adequate level. The provision for loan and lease losses was $1.5 million in
2007, compared to $1.4 million in 2006. Nonperforming loans and leases were $9.3 million or 0.65% of total loans and leases at December 31, 2007, compared with
$3.0 million or 0.23% of total loans and leases at December 31, 2006. The increase over the prior year is mainly due to the addition of four commercial credits. The largest of these credits is $4.0 million, of which $3.7 million is
90% guaranteed by a government agency. Net charge-offs of $1.3 million in 2007 represented 0.09% of average loans and leases during the period, compared to net charge-offs of $773,000 in 2006, representing 0.06% of average loans and leases.
See the section captioned "The Allowance for Loan and Lease Losses" included within "Management's Discussion and Analysis of Financial Condition and Results
of Operations-Financial Condition" of this Report for further analysis of the
Company's allowance for loan and lease losses.

Noninterest Income

Noninterest income is a significant source of income for the Company, representing 37.3% of total revenues in 2007, 36.1% in 2006 and 29.1% in 2005, and is an important factor in the Company's results of operations. Total noninterest income was $44.0 million in 2007, an increase of 7.1% over 2006.
Noninterest income in 2006 included some nonrecurring items. In the fourth quarter of 2006 the Company sold its credit card portfolio of nearly $9.4 million, resulting in a net pre-tax gain of approximately $2.6 million. Through an ongoing relationship with the purchaser, the Company is able to offer an expanded suite of credit card products to its customers. Noninterest income in
2006 also included $685,000 in life insurance proceeds.

Investment services income was $14.4 million in 2007, an increase of 18.2% over
$12.2 million in 2006. Investment services reflects income from Tompkins
Investment Services ("TIS"), a division within The Trust Company, and AM&M.
Investment services income includes: trust services, financial planning, wealth management services, and brokerage related services. TIS generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing investments in employee benefits plans. TIS also oversees retail brokerage activities in the Company's banking offices. TIS income was $7.2 million in 2007, an increase of $1.0 million or 16.5% over the same period in 2006. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The market value of assets managed by, or in custody of, TIS was $1.8 billion at December 31, 2007, up 5.4% from $1.7 billion at December 31, 2006. These figures include $484.5 million and $480.1 million, respectively, of Company-owned securities where TIS is custodian. The number of accounts increased by 5.2% between December 31, 2007, and December 31, 2006.

AM&M revenues increased by $1.2 million or 19.9% in 2007 over 2006, driven by growth in wealth management services and broker-dealer services. AM&M provides financial planning services, wealth management services, and brokerage services to independent financial planners and investment advisors. The market value of assets under management by AM&M was $539.5 million at December 31,
2007 compared with $468.8 million at December 31, 2006.

Insurance commissions and fees were $11.0 million in 2007, an increase of $1.6 million or 17.0% over 2006. The growth was mainly at Tompkins Insurance, and reflected increases in both personal lines and commercial property and casualty lines. Tompkins Insurance acquired four insurance agencies during 2006 (March,
April, July, and December). These acquisitions added approximately $1.5 million to the increase in commission and fees in 2007. Additionally, Tompkins Insurance continues to increase its penetration rate for customers of the Company's banking subsidiaries. Efforts in this area include locating Tompkins Insurance representatives in offices of The Bank of Castile and The Trust Company.

Service charges on deposit accounts were $10.4 million in 2007, up 29.1%
compared to $8.1 million in 2006. The largest component of this category is overdraft fees, which is largely driven by customer activity. Customer activity has been changing over the past several years, with electronic transactions such as debit cards and Internet banking reducing the volume of checks. The Company reviewed and revised the way that it processes these transactions during the second quarter of 2007 to process electronic transactions substantially the same as paper transactions, which has had a favorable impact on overdraft income.

Card services income of $3.5 million in 2007 was up $481,000 or 16.2% over income of $3.0 million in 2006. The primary component of card services income is fees related to debit card transactions. An increased number of cardholders and higher transaction volumes contributed to the growth in card services income in
2007.

Mark-to-market gains on trading securities were $612,000 in 2007. There was no trading activity in 2006. Trading gains reflect the change in the fair value of securities designated as trading that were positively affected by lower interest rates during the latter part of the year. The Company designated approximately
$62.0 million of securities as trading in the first quarter of 2007 with the adoption of SFAS 159, effective January 1, 2007. In April 2007, the Company sold the $62.0 million of trading securities and subsequently reinvested the majority of the proceeds in other securities designated as trading securities. In addition, the Company had mark-to-market losses of $1.3 million in 2007, reflecting the change in fair value on the $25.0 million of FHLB borrowings for which the Company elected the fair value option in the second quarter of 2007.

Net gains from loan sales of $2.7 million in 2006 includes the net pre-tax gain of $2.6 million on the sale of the credit card portfolio in the fourth quarter of 2006.

Noninterest income includes $1.1 million of increases, net of the related mortality expense, in cash surrender value of corporate owned life insurance
(COLI), which is in line with 2006. The COLI relates to life insurance policies covering certain senior officers of the Company and its subsidiaries. The
Company's average investment in COLI was $26.5 million during 2007, compared to
$26.4 million during 2006. Although income associated with the insurance policies is not included in interest income, the COLI produced an annualized tax-equivalent return of 7.06% for 2007, compared to 7.02% for 2006. In 2006, the Company recognized $685,000 in proceeds from death benefits on corporate owned life insurance.

The net gain on sale of available-for-sale securities of $384,000 for 2007 was primarily on the sale of the Company's Mastercard stock that it received as a member bank at the time of Mastercard's initial public offering.

The $267,000 or 19.1% decrease in other income in 2007 from 2006 was mainly a result of lower income related to the Company's investment in a Small Business
Investment Company, Cephas Capital Partners, L.P. ("Cephas"). The Company's
investment totaled $3.4 million at December 31, 2007 compared to $3.6 million at
December 31, 2006. Because the Company's percentage ownership in Cephas exceeds
20%, the equity method of accounting is utilized, such that the Company's percentage of Cephas' income is recognized as income on its investment; and
likewise, any loss by Cephas is recognized as a loss on the Company's investment. For 2007, the Company recognized income from this investment of
$237,000, compared with income of $600,000 in 2006. The Company believes that as of December 31, 2007, there is no impairment with respect to this investment.

Noninterest Expense

Noninterest expenses for the year ended December 31, 2007, were $78.1 million, an increase of 8.5% over noninterest expenses of $71.9 million for the year ended December 31, 2006. The increase in 2007 over 2006 was primarily in compensation and benefits related expenses, premises and fixed asset expenses, and professional fees. Two nonrecurring items had a significant impact on 2007 noninterest expenses. These include $1.2 million in pre-tax reorganization and associated consulting charges related to certain profit improvement initiatives and an $862,000 pre-tax charge to other operating expense related to certain contingent litigation liabilities associated with the Company's membership in
VISA USA. Changes in the components of noninterest expense are discussed below.

Personnel-related expense increased by $3.1 million or 7.5% in 2007 over 2006.
Contributing to the increase is the previously mentioned charges related to the reorganization and profit improvement initiatives. In the third quarter of 2007, the Company recognized $740,000 pre-tax of severance charges related to these initiatives. Actual full time equivalent employees (FTEs) totaled 653 at
December 31, 2007 compared to 677 at December 30, 2006. Year-to-date December
31, 2007 average FTE of 662 were up from 658 at December 31, 2006. Since the reorganization happened later in the year, average FTEs for 2007 were up slightly over 2006. Staffing requirements at the Company's newer offices and insurance agency acquisitions also contributed to the increase in average FTEs.
Salaries and wages associated with the increased number of average FTEs, annual salary adjustments, and higher employee benefit related expenses all contributed to the increases over 2006.

Expenses related to bank premises and furniture and fixtures increased by $1.1 million or 12.6% for the twelve months ended December 31, 2007 over the same period in 2006. Additions to the Company's branch network, insurance agency acquisitions, as well as higher real estate taxes, insurance and utility costs contributed to the increased expenses for premises and furniture and fixtures year-over-year.

Professional fees increased by $1.2 million or 55.2% in 2007 compared to 2006.
In the first quarter of 2007, the Company engaged a consulting group to assist management in continuing to identify and implement profit improvement initiatives designed to reduce expenses and increase revenue. Consulting fees related to profit improvement initiatives were $827,000 for the year-ended
December 31, 2007. Implementation of certain initiatives took place in the second quarter, and management is pleased by the results of these efforts and expects these initiatives to have a positive impact on financial results in future periods.

Cardholder expenses were down $245,000 or 20.1% for the year ended December 31,
2007 from the same period prior year, driven by the fourth quarter 2006 sale of the Company's credit card portfolio.

Other operating expenses increased by $970,000 or 7.6% for the twelve months ended December 31, 2007 from the same period in 2006. The Company accrued
$862,000 in connection with the Company's obligation related to the Visa USA
Covered Litigation. Refer to page 12, Item 3. Legal Proceedings for details on the Company's obligation related to the Covered Litigation.

The Company's efficiency ratio, defined as operating expense excluding amortization of intangible assets, divided by tax-equivalent net interest income plus noninterest income before securities gains and losses (increase in the cash surrender value of COLI is shown on a tax equivalent basis), was 64.1% in 2007, compared to 60.7% in 2006. This ratio is negatively impacted by growth in fee income businesses such as insurance and investment services. Tax equivalency was based upon a 40% tax rate. Excluding the tax equivalent adjustments for tax-exempt securities and tax-exempt loans and leases, the efficiency ratio would be 65.4% in 2007 and 62.5% in 2006.

Minority Interest in Consolidated Subsidiaries

Minority interest expense represents the portion of net income in consolidated majority-owned subsidiaries that is attributable to the minority owners of a subsidiary. The Company had minority interest expense of $131,000 in 2007 and
2006, related to minority interests in three real estate investment trusts, which are substantially owned by the Company's banking subsidiaries.

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes. The 2007 provision was $12.0 million, compared to $12.7 million in 2006.
The effective tax rate for the Company was 31.3% in 2007 compared to 31.4% in
2006. Each of the Company's banking subsidiaries is a majority owner in a real estate investment trust ("REIT"). The taxation of REITs is and has been the subject of tax policy debates by state legislatures. Legislation is periodically proposed at the State level that would change the tax treatment of dividends paid by REITs.

RESULTS OF OPERATIONS
(Comparison of December 31, 2006 and 2005 results)

General

Net income for the year ended December 31, 2006, was $27.8 million compared to
$27.7 million in 2005. On a per share basis, the Company earned $2.78 per diluted share in 2006, compared to $2.77 per diluted share in 2005. Return on average shareholders' equity (ROE) was 15.02% in 2006, compared to 15.82% in
2005, while return on average assets (ROA) was 1.30% in 2006, compared to 1.36%
in 2005. The decrease in ROA and ROE in 2006 was mainly a result of the decline in net interest margin as well as the growth in average assets and average shareholders' equity exceeding growth in net income.

Earnings performance in 2006 reflected continued execution of the Company's key business strategies, including ongoing investment in traditional banking services with the opening of three new banking offices in 2006, and the expansion of our fee-based financial services businesses of trust, investment services, and insurance with the acquisitions of AM&M Financial Services,
Inc. ("AM&M") and four insurance agencies in 2006, as well as the expansion of retail brokerage services. These initiatives contributed to the 7.7% growth in revenues (net interest income plus noninterest income) to $113.9 million in
2006 over $105.8 million in 2005.

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
Growth in noninterest income benefited from the first quarter 2006 acquisition of AM&M, the expansion of retail brokerage services, and the acquisition of three insurance agencies during 2006. Noninterest income in 2006 and 2005 also included some nonrecurring items. In the fourth quarter of 2006 the Company recognized a net pre-tax gain of $2.6 million on the sale of approximately $9.4 million of credit card loans. Concurrent with the sale, the Company entered into a sales and servicing agreement with a large credit card issuer to expand its card product offerings. Earnings in 2005 included a net pre-tax gain of $3.0 million, resulting from an agreement with NOVA Information Systems ("NOVA") to transfer the Company's merchant card processing relationships, and a pre-tax loss of $1.5 million on the sale of approximately $80 million of available-for-sale securities.

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

Net Interest Income

Table 1-Average Statements of Condition and Net Interest Analysis on page 20 illustrates the trend in average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.
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

Changes in net interest income occur from a combination of changes in the volume of interest-earning assets and interest-bearing liabilities, and in the rate of interest earned or paid on them. Table 2-Analysis of Changes in Net Interest
Income on page 21 illustrates changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of the change. The $2.2 million decrease in taxable-equivalent net interest income from 2005 to 2006 resulted from a $14.3 million increase in interest income and a $16.5 million increase in interest expense. An increased volume of earning assets, in excess of interest bearing liabilities contributed to a net $1.9 million increase in taxable-equivalent net interest income between 2005 and 2006, while changes in interest rates reduced taxable-equivalent net interest income by $4.1 million, resulting in the net decrease of $2.2 million from 2005.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $1.4 million in 2006, compared to
$2.7 million in 2005. The decrease in 2006 is primarily due to positive trends in asset quality measures. Nonperforming loans and leases were $3.0 million or
0.23% of total loans and leases at December 31, 2006, compared with $4.1 million or 0.33% of total loans and leases at December 31, 2005. Net charge-offs of
$773,000 in 2006 represented 0.06% of average loans and leases during the period, compared to net charge-offs of $1.5 million in 2005, representing 0.13%
of average loans and leases.

Noninterest Income

Total noninterest income was $41.1 million in 2006, an increase of 33.5% over
2005. The majority of the growth was concentrated in investment services income and insurance commissions and fees and reflects the benefit of the first quarter
2006 acquisition of AM&M, acquisitions of insurance agencies during 2006, and the expansion of retail brokerage services. In addition to the growth in these fee-based businesses, noninterest income in both 2006 and 2005 included nonrecurring items. In the fourth quarter of 2006 the Company entered into an agreement with Elan Financial Services (Elan) to sell its credit card portfolio of nearly $9.4 million, resulting in a net pre-tax gain of approximately $2.6 million. Through a relationship with Elan, the Company offers an expanded suite of credit card products to its customers. Fourth quarter 2005 earnings included a net pre-tax gain of approximately $3.0 million resulting from an agreement with NOVA Information Systems (NOVA) related to the transfer of merchant card processing relationships. The fourth quarter 2005 results were also affected by the sale of approximately $80 million of available-for-sale securities, which resulted in approximately $1.5 million in pre-tax securities losses being realized during the fourth quarter of 2005.

The Company was able to expand the contribution of noninterest income to total revenues by developing and introducing new products and by marketing its services across all of the Company's markets. Noninterest income represented
36.1% of total revenue in 2006, compared with 29.1% in 2005.

Investment services generated $12.2 million in revenue in 2006, an increase of
125.9% over revenue of $5.4 million in 2005. Investment services reflects income from Tompkins Investment Services (TIS), a division within Tompkins Trust
Company, and AM&M. Investment services income includes: trust services, financial planning, wealth management services, and brokerage related services.
TIS generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing investments in employee benefits plans. TIS also oversees retail brokerage activities in the
Company's banking offices. TIS income was $6.2 million in 2006, an increase of
$777,000 or 14.4% over the same period in 2005. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The market value of assets managed by, or in custody of, TIS was $1.7 billion at December 31, 2006, up 8.1%
from $1.5 billion at December 31, 2005. These figures include $480.1 million and
$435.2 million, respectively, of Company-owned securities where TIS is custodian. Trends for new business in trust and investment services remained positive. The number of accounts increased by 7.2% between December 31, 2006, and December 31, 2005.

AM&M contributed $6.0 million to the growth in 2006 investment services revenues. AM&M provides fee-based financial planning services, wealth management services, and brokerage services to independent financial planners and investment advisors. The acquisition of AM&M also contributed approximately $618,000 to 2006 insurance commissions and fees. AM&M offers customized risk management plans using life, disability and long-term care insurance products.

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
Additionally, Tompkins Insurance continued its efforts to offer services to customers of the Company's banking subsidiaries. These efforts included locating
Tompkins Insurance representatives in offices of The Bank of Castile and The
Trust Company. The Company opened a Tompkins Financial Center office in Ithaca,
New York in 2006 to cater to customer needs for mortgage, investments, financial planning, and insurance services.

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
2006.

Net gains from loan sales of $2.7 million included the net pre-tax gain of $2.6 million on the sale of the credit card portfolio in the fourth quarter of 2006.

Other service charges were down $478,000 or 16.1% to $2.5 million in 2006. The decrease was primarily the result of the sale of the Company's merchant card processing relationships in the fourth quarter of 2005. Merchant card processing income was $42,000 in 2006 compared to $453,000 in 2005.

Noninterest income included $1.1 million of increases, net of the related mortality expense, in cash surrender value of corporate owned life insurance
(COLI), which was in line with 2005. The COLI relates to life insurance policies covering certain senior officers of the Company and its subsidiaries. The
Company's average investment in COLI was $26.4 million during 2006, compared to
$25.8 million during 2005. Although income associated with the insurance policies was not included in interest income, the COLI produced an annualized tax-equivalent return of 7.02% for 2006, compared to 7.08% for 2005. In 2006, the Company recognized $685,000 in proceeds from death benefits on corporate owned life insurance. The Company did not purchase additional COLI in 2006.

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

Personnel-related expenses comprised the largest segment of noninterest expense, representing 58.4% of noninterest expenses in 2006, compared to 58.2% in 2005.
Total personnel-related expenses increased by $5.9 million or 16.3% in 2006, to
$42.0 million from $36.1 million. The increase was primarily a result of higher salaries and wages related to an increase in average full-time equivalent employees (FTEs), from 587 at December 31, 2005, to 658 at December 31, 2006, along with, annual salary adjustments. The acquisitions of AM&M and three smaller insurance agencies in 2006, the staffing requirements at the Company's newer offices, and the expansion of retail brokerage services were the primary contributors to the increase in FTEs. Personnel-related expenses in 2006 included $692,000 related to the expensing of stock options required by the
Company's adoption of Statement of Financial Accounting Standard No. 123
(Revised) "Share-Based Payment" on January 1, 2006. Refer to "Note 1 Summary of
Significant Accounting Policies" in Notes to Consolidated Financial Statements
in Part II, Item 8. of this Report. Healthcare and pension expenses were also up in 2006 over 2005.

Expense for premises, furniture, and fixtures totaled $8.8 million in 2006, an increase of $1.1 million, or 14.1% over expense of $7.7 million in 2005. The addition of new banking offices, the acquisition of AM&M, as well as higher real estate taxes, maintenance, and insurance contributed to the increased expenses for bank premises and furniture and fixtures year-over-year.

Marketing expense was up 10.3% in 2006 over 2005. Planned marketing initiatives for 2006, included special promotions related to new office openings accounted for the increase in marketing expenditures over the prior year.

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

The Company's efficiency ratio, defined as operating expense excluding amortization of intangible assets, divided by tax-equivalent net interest income plus noninterest income before securities gains and losses (increase in the cash surrender value of COLI is shown on a tax equivalent basis), was 60.7% in 2006, compared to 55.5% in 2005. This ratio was negatively impacted by growth in fee income businesses such as insurance and investment services. Tax equivalency was based upon a 40% tax rate. Excluding the tax equivalent adjustments for tax-exempt securities, tax-exempt loans/leases, and COLI income, the efficiency ratio would have been 62.5% in 2006 and 57.3% in 2005.

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
The effective tax rate for the Company decreased in 2006 to 31.4%, from 32.3% in
2005. The recognition of $685,000 of life insurance proceeds in the second quarter of 2006 contributed to the decrease in the effective rate in 2006 compared with 2005. Also contributing to the lower effective rate was higher levels of tax-advantaged income, such as income from investments in municipal bonds, and economic zone credits as well as additional investments in real estate investment trusts in 2006. Each of the Company's banking subsidiaries is a majority owner in a REIT. The Company's tax benefit associated with the REIT dividends was approximately $884,000 in 2006.

FINANCIAL CONDITION

Total assets grew by $148.7 million or 6.7% to $2.4 billion at December 31,
2007, compared to $2.2 billion at December 31, 2006. Table 3-Balance Sheet
Comparisons below provides a comparison of average and year-end balances of selected balance sheet categories over the past three years, and the change in those balances between 2006 and 2007. Over the past several years, the Company has focused on growing average earning assets to increase net interest income and offset the negative impact of a narrowing spread between the yield on earning assets and the cost of interest bearing liabilities. Earning asset growth over year-end 2006 included a $113.8 million increase in the total loans and leases, and a $34.5 million increase in securities. The 6.7% growth in total loans and leases from year-end 2006 was primarily in commercial and residential real estate loans. The consumer and leasing portfolios were down from year-end
2006. A more detailed discussion of the loan portfolio is provided below in this section under the caption "Loan and Leases".

Total securities were up 4.8% compared to year-end 2006, primarily in mortgage-backed securities issued by U.S. Government agencies. The Company's decision to early adopt SFAS 159, The Fair Value Option for Financial Assets and
Financial Liabilities ("SFAS 159"), effective January 1, 2007, resulted in transfer of securities from the available-for-sale portfolio to the trading portfolio. As of December 31, 2007, the trading portfolio totaled $60.1 million.
For the twelve months ended December 31, 2007, mark-to-market gains related to the securities trading portfolio were $612,000. A more detailed discussion of the investment portfolio is provided below in this section under the caption
"Securities".

Core deposits remain the primary source of funding for the Company, with core deposits increasing by $82.0 million or 6.5% to $1.4 billion at year-end 2007.
The growth in core deposits was mainly in money market and savings balances and noninterest bearings balances, which are up are up 7.6% and 9.6%, respectively, from December 31, 2006. The growth in core deposits was partially offset by a decrease in time deposits of $100,000 and more, which decreased by $67.8 million or 21.6% between year-end 2006 and year-end 2007. The decrease was mainly in municipal time deposits.

The Company also uses wholesale funding sources, which include borrowings and securities sold under agreements to repurchase, to support asset growth. These funding sources were up $128.9 million or 46.5% to $406.3 million at December
31, 2007, from $277.4 million at December 31, 2006. The Company used borrowings with the Federal Home Loan Bank ("FHLB") to support asset growth as an alternative to higher costing wholesale deposits. During the second quarter of
2007, the Company elected to apply the fair value option for approximately $25.0 million of borrowings incurred during the quarter. The borrowings are with the
FHLB and include: a $10.0 million, 10-year fixed convertible advance at 5.183%, convertible at the end of 3 years; a $10.0 million, 3-year repo convertible advance at 5.046%, convertible at the end of 1 year; and a $5.0 million, 7-year repo convertible advance at 4.715%, convertible at the end of 3 years. As of
December 31, 2007, the aggregate fair value of the $25.0 million of FHLB advances was approximately $26.3 million. For the twelve months ended December
31, 2007, the fair value of these borrowings decreased by $1.3 million. Refer to
"Note 9 Securities Sold Under Agreements to Repurchase and Federal Funds
Purchased" and "Note 10 Other Borrowings" in Notes to Consolidated Financial
Statements in Part II, Item 8. of this Report for further details on these funding sources.

Nonperforming loans were $9.3 million at December 31, 2007, up from $3.0 million at December 31, 2006. The increase over the prior year is mainly due to the addition of four commercial credits. The largest of these credits is $4.0 million, of which approximately $3.7 million is 90% guaranteed by a government agency. For the twelve months ended December 31, 2007, net charge-offs were $1.3 million, up from $773,000 for the same period of 2006.

There has been significant attention to subprime consumer real estate lending in the media. The Company has not engaged in the origination or purchase of subprime loans or securities as a line of business and residential loan charge-offs amounted to only $118,000 for 2007 compared to $43,000 for the same period in 2006.

Table 3 - Balance Sheet Comparisons

AVERAGE BALANCE SHEET

                                                                                    Change (2006-2007)
(in thousands)                        2007            2006            2005          Amount        Percentage
------------------------------------------------------------------------------------------------------------
Total assets                    $   2,266,224   $   2,139,192   $   2,038,040   $     127,032          5.94%
Earning assets *                    2,105,581       1,987,258       1,896,197         118,323          5.95%
Total loans and leases,
   less unearned income and
   net deferred costs and fees      1,362,417       1,269,650       1,220,016          92,767          7.31%
Securities *                          734,224         714,891         671,695          19,333          2.70%
Core deposits **                    1,318,859       1,254,536       1,221,082          64,323          5.13%
Time deposits of $100,000
   and more                           304,614         296,714         224,248           7,900          2.66%
Federal funds purchased and
   securities sold under
   agreements to repurchase           199,126         159,147         157,817          39,979         25.12%
Other borrowings                      100,824          79,310          70,486          21,514         27.13%
Shareholders' equity                  188,482         184,872         174,986           3,610          1.95%
============================================================================================================

ENDING BALANCE SHEET

                                                                                    Change (2006-2007)
(in thousands)                        2007            2006            2005          Amount        Percentage
------------------------------------------------------------------------------------------------------------
Total assets                    $   2,359,459   $   2,210,837   $   2,106,870   $     148,622         6.72%
Earning assets *                    2,189,920       2,052,478       1,944,124         137,442         6.70%
Total loans and leases,
   less unearned income and
   net deferred costs and fees      1,440,122       1,326,298       1,271,349         113,824         8.58%
Securities *                          746,644         722,257         669,414          24,387         3.38%
Core deposits **                    1,351,412       1,269,428       1,248,314          81,984         6.46%
Time deposits of $100,000
   and more                           245,375         313,137         296,806         (67,762)      (21.64%)
Federal funds purchased and
   securities sold under
   agreements to repurchase           195,447         191,490         152,651           3,957         2.07%
Other borrowings                      210,862          85,941          63,673         124,921       145.36%
Shareholders' equity                  197,195         189,620         181,221           7,575         3.99%
============================================================================================================

* Balances of available-for-sale securities are shown at amortized cost.

** Core deposits equal total deposits less time deposits of $100,000 and more, brokered deposits, and municipal money market deposits.

Shareholders' Equity

The Consolidated Statements of Changes in Shareholders' Equity included in the
Consolidated Financial Statements of the Company contained in Part II, Item 8.
of this Report, detail the changes in equity capital, including payments to shareholders in the form of cash and stock dividends. The Company continued its long history of increasing cash dividends with a per share increase of 7.8% in
2007, which follows an increase of 7.5% in 2006. Dividends per share amounted to
$1.24 in 2007, compared to $1.15 in 2006, and $1.07 in 2005. Cash dividends paid represented 45.6%, 40.7%, and 37.9% of after-tax net income in each of 2007,
2006, and 2005, respectively.

Total shareholders' equity was up $7.6 million or 4.0% to $197.2 million at
December 31, 2007, from $189.6 million at December 31, 2006. Additional paid-in capital decreased by $10.5 million, from $158.2 million at December 31, 2006, to
$147.7 million at December 31, 2007, reflecting the effects of repurchases of the Company's common stock, which were partially offset by the exercise of stock options and stock-based compensation expense. The Company repurchased 332,347 shares of its common stock for $12.9 million during the twelve month period ended December 31, 2007. Retained earnings increased $12.8 million from $44.4 million at December 31, 2006, to $57.3 million at December 31, 2007, reflecting net income of $26.4 million less dividends paid of $12.0 million and a cumulative-effect adjustment of $1.5 million related to the adoption of SFAS
159. The early adoption of SFAS 159 required that any cumulative unrealized losses or gains related to securities where the fair value option was elected be included in the cumulative-effect adjustment, net of tax. Accumulated other comprehensive loss decreased by nearly $5.6 million between December 31, 2006 and December 31, 2007, reflecting the effects of the adoption of SFAS 159, a decrease in unrealized losses on available-for-sale securities due to lower market rates, and amounts recognized in other comprehensive income related to postretirement benefit plans.

On July 18, 2006, the Company's Board of Directors approved the Company's current stock repurchase plan (the "2006 Plan"). The 2006 Plan authorizes the repurchase of up to 450,000 shares of the Company's outstanding common stock over a two-year period. Under the 2006 Plan, the Company repurchased 332,347 shares at an average price of $38.86 in 2007. Since inception of the 2006 Plan, the Company has repurchased 420,575 shares at an average price of $39.85.

Under the prior stock repurchase plan (the "2004 Plan"), which was approved by the Company's Board of Directors on July 27, 2004, the Company was authorized to repurchase up to 484,000 shares of Tompkins common stock over a two-year period, which ended July 27, 2006. During 2006, the Company repurchased 151,742 shares at an average cost of $42.30 per share under the 2004 Plan. Over the two-year term of the 2004 Plan, the Company repurchased 175,924 shares at an average cost of $40.03.

Total shareholders' equity was up $8.4 million or 4.6% to $189.6 million at
December 31, 2006, from $181.2 million at December 31, 2005. On May 15, 2006, the Company paid a 10% stock dividend. The stock dividend had no impact on the
Company's total equity capital, but did result in a reallocation of equity, primarily by reducing retained earnings and increasing additional paid-in capital. Retained earnings were down $24.8 million between year-end 2005 and year-end 2006, from $69.2 million to $44.4 million, while additional paid-in capital increased by $39.5 million, from $118.7 million at December 31, 2005, to
$158.2 million at December 31, 2006, mainly due to the 10% stock dividend. The increase in accumulated other comprehensive loss is due to adoption of SFAS No.
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

The Company and its subsidiary banks are subject to quantitative capital measures established by regulation to ensure capital adequacy. Consistent with the objective of operating a sound financial organization, the Company and its subsidiary banks maintain capital ratios well above regulatory minimums, as detailed in "Note 18 Regulations and Supervision" in Notes to Consolidated
Financial Statements in Part II, Item 8. of this Report on Form 10-K.

Securities

The Company's securities portfolio (excluding fair value adjustments on available-for-sale securities) at December 31, 2007, was $746.6 million, reflecting an increase of 3.4% from $722.3 million at December 31, 2006. "Note 3
Securities" in Notes to Consolidated Financial Statements in Part II, Item 8. of
this Report, details the types of securities held, the carrying and fair values, and the contractual maturities as of December 31, 2007 and 2006. Qualified tax-exempt debt securities, primarily obligations of state and political subdivisions, were $101.4 million at December 31, 2007, or 13.6% of total securities, compared to $106.8 million, or 14.8% of total securities at December
31, 2006. Available-for-sale mortgage-backed securities, consisting mainly of securities issued by U.S. Government sponsored agencies, totaled $381.3 million at year-end 2007, compared to $356.6 million at year-end 2006.

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

Tompkins sold the approximately $62.0 million in securities that were carried in the Company's trading portfolio subsequent to the adoption of SFAS 159 and reinvested the proceeds in trading securities that provide for a higher yield and will reflect an improvement in the Company's liquidity and interest rate risk exposure position. However, while in the aggregate the impacts of the SFAS
159 early adoption and related transactions resulted in overall improvement in earnings for accounting purposes, it had no impact on the overall cash proceeds.
As of December 31, 2007, the Company's trading securities totaled $60.1 million.
The unrealized gains on the $60.1 million of trading securities held at December
31, 2007 were $349,000. Refer to "Note 3 Securities" in Notes to Consolidated
Financial Statements in Part II, Item 8. of this Report for additional details.

The amortized cost and fair value of the Company's securities portfolio at
December 31, 2007 and December 31, 2006 are included in "Note 3 Securities" in
Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.
The amortized cost and fair value of the Company's securities portfolio at
December 31, 2005, is presented in the table below.

                                                             Available-for-Sale Securities
---------------------------------------------------------------------------------------------------
                                                                  Gross       Gross
                                                    Amortized   Unrealized  Unrealized    Fair
December 31, 2005 (in thousands)                      Cost        Gains       Losses      Value
---------------------------------------------------------------------------------------------------
Obligations of U.S. Government sponsored agencies  $  205,723  $        25  $    5,114  $  200,634
Obligations of states and political subdivisions       46,821          642         421      47,042
Mortgage-backed securities                            321,168          645       6,291     315,522
U.S. corporate securities                               2,500            0           0       2,500
---------------------------------------------------------------------------------------------------
Total debt securities                                 576,212        1,312      11,826     565,698
Equity securities                                      10,544            0           0      10,544
---------------------------------------------------------------------------------------------------
Total available-for-sale securities                $  586,756  $     1,312  $   11,826  $  576,242
===================================================================================================

                                                              Held-to-Maturity Securities
---------------------------------------------------------------------------------------------------
                                                                  Gross       Gross
                                                    Amortized   Unrealized  Unrealized    Fair
December 31, 2005 (in thousands)                      Cost        Gains       Losses      Value
---------------------------------------------------------------------------------------------------
Obligations of states and political subdivisions   $   82,658  $       773  $      663  $   82,768
---------------------------------------------------------------------------------------------------
Total held-to-maturity debt securities             $   82,658  $       773  $      663  $   82,768
===================================================================================================

Available-for-sale securities at year-end 2005 include $10.3 million in nonmarketable equity securities, which are carried at cost since fair values are not readily determinable. This figure includes $8.8 million of Federal Home Loan
Bank ("FHLB") stock, and $721,000 of Federal Reserve Bank ("FRB") stock, which are required to be held for regulatory purposes and for borrowings availability.
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
A large percentage of securities are direct obligations of the Federal government and its agencies. The contractual maturity distribution of debt securities and mortgage-backed securities as of December 31, 2007, along with the weighted average yield of each category, is presented in Table 4-Maturity
Distribution below. Balances are shown at amortized cost and weighted average yields are calculated on a fully taxable-equivalent basis. Expected maturities will differ from contractual maturities presented in Table 4-Maturity
Distribution below, because issuers may have the right to call or prepay obligations with or without penalty and mortgage-backed securities will pay throughout the periods prior to contractual maturity.

Table 4 - Maturity Distribution

                                                    As of December 31, 2007
------------------------------------------------------------------------------------------
                                            Securities                   Securities
                                        Available-for-Sale *          Held-to-Maturity
------------------------------------------------------------------------------------------
(dollar amounts in thousands)            Amount    Yield (FTE)       Amount    Yield (FTE)
------------------------------------------------------------------------------------------

Obligations of U.S. Government
  sponsored agencies
    Within 1 year                     $   52,741          3.60%   $        0          0.00%
    Over 1 to 5 years                     39,990          4.41%            0          0.00%
    Over 5 to 10 years                    63,725          5.20%            0          0.00%
    Over 10 years                         24,309          5.39%            0          0.00%
-------------------------------------------------------------------------------------------
                                      $  180,765          4.58%   $        0          0.00%
-------------------------------------------------------------------------------------------

State and political subdivisions
    Within 1 year                     $    4,235          5.14%   $    9,813          5.34%
    Over 1 to 5 years                     16,512          5.56%       22,912          5.36%
    Over 5 to 10 years                    23,192          5.53%       14,375          5.96%
    Over 10 years                          7,913          5.66%        2,493          7.13%
-------------------------------------------------------------------------------------------
                                      $   51,852          5.53%   $   49,593          5.47%
-------------------------------------------------------------------------------------------

Mortgage-backed securities
    Within 1 year                     $      992          4.21%   $        0          0.00%
    Over 1 to 5 years                     18,886          4.56%            0          0.00%
    Over 5 to 10 years                   127,913          4.96%            0          0.00%
    Over 10 years                        233,499          5.36%            0          0.00%
-------------------------------------------------------------------------------------------
                                      $  381,290          5.18%   $        0          0.00%
-------------------------------------------------------------------------------------------

Other securities
    Within 1 year                     $        0          0.00%   $        0          0.00%
    Over 1 to 5 years                          0          0.00%            0          0.00%
    Over 5 to 10 years                         0          0.00%            0          0.00%
    Over 10 years                          2,500          7.98%            0          0.00%
    Equity securities                     20,509          6.39%            0          0.00%
-------------------------------------------------------------------------------------------
                                      $   23,009          6.56%   $        0          0.00%
-------------------------------------------------------------------------------------------

Total securities
    Within 1 year                     $   57,968          3.72%   $    9,813          5.34%
    Over 1 to 5 years                     75,388          4.70%       22,912          5.36%
    Over 5 to 10 years                   214,830          5.09%       14,375          5.96%
    Over 10 years                        268,221          5.39%        2,493          7.13%
    Equity securities                     20,509          6.39%            0          0.00%
-------------------------------------------------------------------------------------------
                                      $  636,916          5.09%   $   49,593          5.47%
===========================================================================================

* Balances of available-for-sale securities are shown at amortized cost.

At December 31, 2007, there were no holdings of any one issuer, other than the
U.S. Government sponsored agencies, in an amount greater than 10% of the
Company's shareholders' equity.

Loans and Leases

Interest and fees earned on loans is the one of the Company's primary source of revenues. Total loans and leases, net of unearned income and net deferred loan fees and costs, grew 8.6%, to $1.44 billion at December 31, 2007, from $1.33 billion at December 31, 2006. As of December 31, 2007, total loans represented
61.0% of total assets compared to 60.0% as of December 31, 2006. Table 5-Loan and Lease Classification Summary below details the composition and volume changes in the loan and lease portfolio over the past five years.

Table 5 - Loan and Lease Classification Summary

                                                           As of December 31,
(in thousands)                           2007          2006          2005          2004         2003
------------------------------------------------------------------------------------------------------
Residential real estate           $   504,353   $   469,146   $   475,155   $   451,014   $   404,487
Commercial real estate                422,279       393,829       347,443       296,614       242,248
Real estate construction               43,002        26,130        30,309        27,163        21,788
Commercial                            381,666       345,194       306,410       277,082       275,666
Consumer and other                     80,730        82,341       100,249       100,971       104,647
Leases                                 10,832        11,962        14,864        23,121        24,340
------------------------------------------------------------------------------------------------------
Total loans and leases              1,442,862     1,328,602     1,274,430     1,175,965     1,073,176
Less: unearned income and
   deferred costs and fees             (2,740)       (2,304)       (3,081)       (3,817)       (4,036)
------------------------------------------------------------------------------------------------------
Total loans and leases, net of
   unearned income and deferred
   costs and fees                 $ 1,440,122   $ 1,326,298   $ 1,271,349   $ 1,172,148   $ 1,069,140
======================================================================================================

Residential real estate loans of $504.4 million at year-end 2007 increased by
$35.2 million or 7.5% from $469.1 million at year-end 2006, and comprised 35.0%
of total loans and leases at December 31, 2007. Residential real estate mortgage loans are generally underwritten in accordance with secondary market guidelines to enhance the liquidity of these generally longer-term assets. As part of its asset/liability management strategy the Company may sell certain residential mortgage loans in the secondary market. Loans are generally sold to Federal Home
Loan Mortgage Corporation ("FHLMC") or State of New York Mortgage Agency
("SONYMA"). During 2007, 2006, and 2005, the Company sold residential mortgage loans totaling $10.7 million, $12.5 million, and $16.5 million, respectively, and realized gains on these sales of $159,000, $177,000, and $238,000, respectively. During 2006, the Company securitized $32.0 million of Company originated residential real estate loans with FHLMC. There were no securitizations in 2007 or 2005. When residential mortgage loans are sold or securitized, the Company typically retains all servicing, providing the Company with a source of fee income. The Company generally sells loans without recourse.
In connection with the loan sales and securitizations in 2007, 2006, and 2005, the Company recorded mortgage-servicing assets of $46,000, $294,000, and
$98,000, respectively. Amortization of mortgage servicing amounted to $122,000, in 2007, $116,000 in 2006 and $127,000 in 2005. Residential mortgage loans serviced for others totaled $154.5 million at December 31, 2007, compared to
$162.0 million at December 31, 2006. Capitalized mortgage servicing rights totaled $1.1 million at December 31, 2007, and December 31, 2006, and are reported as intangible assets on the consolidated statements of condition.

There has been significant attention to subprime consumer real estate lending in the media. The Company has not engaged in the origination or purchase of subprime loans as a line of business and residential loan charge-offs amounted to only $118,000 for 2007 compared to $43,000 for the same period in 2006.

Commercial real estate loans increased by $28.5 million, or 7.2%, in 2007 over
2006, from $393.8 million at year-end 2006 to $422.3 million at year-end 2007.
Commercial real estate loans of $422.3 million represented 29.3% of total loans and leases at December 31, 2007. Commercial loans totaled $381.7 million at
December 31, 2007, which is a 10.6% increase from commercial loans of $345.2 million at December 31, 2006. Growth in commercial lending, including commercial real estate reflects the Company's continued emphasis on commercial lending.
Management believes that the Company's community banking strategy provides value to small business customers, while commercial lending products are typically attractive to the Company from a yield and interest rate risk perspective. The combined legal lending limits of the Company's three subsidiary banks has allowed the Company to attract larger lending relationships.

The consumer loan portfolio includes personal installment loans, indirect automobile financing, and overdraft lines of credit. The Company faces significant competition from local and national lenders as well as auto finance companies for consumer lending products. Consumer and other loans were $80.7 million at December 31, 2007, down from $82.3 million at December 31, 2006. The fourth quarter 2006 sale of the Company's credit card portfolio contributed to the decrease in consumer loans at year-end 2006.

The lease portfolio decreased by 9.5% to $10.8 million at December 31, 2007 from
$12.0 million at December 31, 2006. The lease portfolio has traditionally consisted of leases on vehicles for consumers and small businesses. Competition for automobile financing has led to a decline in the consumer lease portfolio over the past several years. Management continues to review leasing opportunities, primarily commercial leasing and municipal leasing. As of
December 31, 2007, commercial leases and municipal leases represented 97.5% of total leases, while consumer leases made up the remaining 2.5%. As of December
31, 2006, commercial leases and municipal leases represented 99.2% of total leases, while consumer leases made up the remaining 0.8%.

The Company's loan and lease customers are located primarily in the New York communities served by its three subsidiary banks. The Trust Company operates fifteen banking offices in the counties of Tompkins, Cayuga, Cortland, and
Schuyler, New York. The Bank of Castile operates fifteen banking offices in towns situated in and around the areas commonly known as the Letchworth State
Park area and the Genesee Valley region of New York State. Mahopac National Bank is located in Putnam County, New York and operates five banking offices in that county, three full service offices in neighboring Dutchess County, New York and one full service office in Westchester County, New York. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower. Further information on the
Company's lending activities, including related party transactions, is provided in "Note 4 Loan and Lease Classification Summary and Related Party Transactions"
in Notes to Consolidated Financial Statements in Part II, Item 8. of this
Report.

The Allowance for Loan and Lease Losses

Management reviews the adequacy of the allowance for loan and lease losses
("allowance") on a regular basis. Management considers the accounting policy relating to the allowance to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that assumptions could have on the Company's results of operations. Factors considered in determining the adequacy of the allowance and related provision include: management's approach to granting new credit; the ongoing monitoring of existing credits by the internal and external loan review functions; the growth and composition of the loan and lease portfolio; comments received during the course of independent examinations; current local economic conditions; past due and nonperforming loan statistics; the impact of competition on loan structuring and pricing; the estimated values of collateral; and a historical review of loan and lease loss experience.

The Company has developed a methodology to measure the amount of estimated loan loss exposure inherent in the loan portfolio to assure that an adequate allowance is maintained. The Company's methodology is based upon guidance provided in SEC Staff Accounting Bulletin No. 102, "Selected Loan Loss Allowance
Methodology and Documentation Issues" and includes an estimate of exposure for
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
specifically reviewed, and for homogenous loan portfolios such as residential mortgage loans and consumer loans, estimated exposure amounts are assigned based upon historical loss experience, past due status, and management's judgment of the effects of recent and forecasted economic conditions on portfolio performance. Lastly, additional amounts are maintained based upon management's judgment and assessment of other quantitative and qualitative factors such as regional and local economic conditions, concentrations of credit, industry concerns, adverse market changes in estimated or appraised collateral value, and portfolio growth trends.

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

The allocation of the Company's allowance as of December 31, 2007, and each of the previous four years is illustrated in Table 6- Allocation of the Allowance for Loan and Lease Losses, below.

Table 6 - Allocation of the Allowance for Loan and Lease Losses

                                                                 December 31
(dollar amounts in thousands)              2007          2006          2005          2004          2003
--------------------------------------------------------------------------------------------------------
Total loans outstanding at end
   of year                           $1,440,122    $1,326,298    $1,271,349    $1,172,148    $1,069,140
--------------------------------------------------------------------------------------------------------
ALLOCATION OF THE ALLOWANCE BY
   LOAN TYPE:
Commercial                           $    6,135    $    6,308    $    5,354    $    5,871    $    5,872
Real estate                               6,640         5,609         5,357         3,947         2,909
Consumer and all other                    1,832         2,236         2,850         2,731         2,904
Unallocated                                   0           175           116             0             0
--------------------------------------------------------------------------------------------------------
Total                                $   14,607    $   14,328    $   13,677    $   12,549    $   11,685
--------------------------------------------------------------------------------------------------------
ALLOCATION OF THE ALLOWANCE AS
   A PERCENTAGE OF TOTAL ALLOWANCE:
Commercial                                   42%           44%           39%           47%           50%
Real estate                                  45%           39%           39%           31%           25%
Consumer and all other                       13%           16%           21%           22%           25%
Unallocated                                   0%            1%            1%            0%            0%
--------------------------------------------------------------------------------------------------------
Total                                       100%          100%          100%          100%          100%
--------------------------------------------------------------------------------------------------------
LOAN AND LEASE TYPES AS A
    PERCENTAGE OF TOTAL LOANS
    AND LEASES:
Commercial                                   27%           26%           24%           24%           26%
Real estate                                  67%           67%           67%           66%           62%
Consumer and all other                        6%            7%            9%           10%           12%
--------------------------------------------------------------------------------------------------------
Total                                       100%          100%          100%          100%          100%
========================================================================================================

Management is committed to early recognition of loan problems and to maintaining an adequate allowance. The above allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category. The increase in the allowance between year-end 2006 and year-end 2007 reflects higher allocations due to growth in the loan portfolio and additional allocations based upon historical loss experience. The increase in the allowance allocated to real estate loans in 2007 over 2006 was a result of the growth in the portfolio as well as the overall weakening conditions in the real estate market.

The level of future charge-offs are dependent upon a variety of factors such as national and local economic conditions, trends in various industries, underwriting characteristics, and conditions unique to each borrower. Given uncertainties surrounding these factors, it is difficult to estimate future losses.

The principal balances of nonperforming loans and leases, including impaired loans and leases, as of December 31, are detailed in the table below.

(dollar amounts in thousands)                         2007      2006      2005      2004      2003
---------------------------------------------------------------------------------------------------
Loans 90 days past due and accruing                 $  312    $    8    $   12    $   31    $   26
Nonaccrual loans                                     8,890     2,994     4,072     7,392     7,321
Troubled debt restructurings not included above        145         0        50       189       246
---------------------------------------------------------------------------------------------------
Total nonperforming loans and leases                 9,347     3,002     4,134     7,612     7,593
---------------------------------------------------------------------------------------------------
Other real estate owned                                  5       348       366        89       385
---------------------------------------------------------------------------------------------------
Total nonperforming assets                          $9,352    $3,350    $4,500    $7,701    $7,978
---------------------------------------------------------------------------------------------------
Allowance as a percentage of loans and leases
   outstanding                                        1.01%     1.08%     1.08%     1.07%     1.09%
---------------------------------------------------------------------------------------------------
Allowance as a percentage of nonperforming loans
   and leases                                       156.27%   477.28%   330.84%   164.86%   153.89%
---------------------------------------------------------------------------------------------------
Total nonperforming assets as percentage of
   total assets                                       0.40%     0.15%     0.21%     0.39%     0.43%
===================================================================================================

The allowance represented 1.01% of total loans and leases outstanding at
December 31, 2007, down from 1.08% at December 31, 2006. The allowance coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) was 1.56 times at December 31, 2007, compared to
4.77 times at December 31, 2006. The decline in the nonaccrual coverage is largely due to the addition of a $4.0 million nonaccrual loan that is largely protected by a U.S. government agency guarantee. The difference between the interest income that would have been recorded if nonaccrual loans and leases had been paid in accordance with their original terms and the interest income recorded for the years ended December 31, 2007, 2006 and 2005 was not material.
A discussion of the Company's policy for placing loans on nonaccrual status is included in "Note 1 Summary of Significant Accounting Policies" in Notes to
Consolidated Financial Statements in Part II, Item 8. of this Report.

The Company's historical loss experience is detailed in Table 7-Analysis of the
Allowance for Loan and Lease Losses

Table 7 - Analysis of the Allowance for Loan and Lease Losses

                                                                   December 31
(in thousands)                                 2007         2006         2005         2004         2003
--------------------------------------------------------------------------------------------------------
Average loans outstanding during year    $1,362,417   $1,269,650   $1,220,016   $1,116,965   $1,030,299
Balance of allowance at beginning
  of year                                    14,328       13,677       12,549       11,685       11,704

LOANS CHARGED-OFF:
    Commercial, financial, agricultural         672          333          890        1,221        1,595
    Real estate - mortgage                      118           43          408           78          122
    Installment loans to individuals            448          504          595          977          887
    Lease financing                               0          210            0           27            9
    Other loans                                 522          174          344          487          394
--------------------------------------------------------------------------------------------------------
Total loans charged-off                  $    1,760   $    1,264   $    2,237   $    2,790   $    3,007
--------------------------------------------------------------------------------------------------------

RECOVERIES OF LOANS PREVIOUSLY
  CHARGED-OFF:
    Commercial, financial, agricultural         143          136          210          198           73
    Real estate - mortgage                        9           19           32           54           26
    Installment loans to individuals            241          226          277          406          311
    Lease financing                               0            3           37           23            5
    Other loans                                 117          107          150          113           76
--------------------------------------------------------------------------------------------------------
Total loans recovered                    $      510   $      491   $      706   $      794   $      491
--------------------------------------------------------------------------------------------------------
Net loans charged-off                         1,250          773        1,531        1,996        2,516
Additions to allowance charged to
  operations                                  1,529        1,424        2,659        2,860        2,497
--------------------------------------------------------------------------------------------------------
Balance of allowance at end of year      $   14,607   $   14,328   $   13,677   $   12,549   $   11,685
--------------------------------------------------------------------------------------------------------
Net charge-offs as a percentage of
  average loans and leases outstanding
  during the year                              0.09%        0.06%        0.13%        0.18%        0.24%
========================================================================================================

Management reviews the loan portfolio continuously for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at sometime in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its internal loan review function identified 34 commercial relationships totaling $13.4 million at
December 31, 2007, and 25 commercial relationships totaling $19.7 million at
December 31, 2006, which it classified as Substandard, which continue to accrue interest. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming.
However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis. The decrease in the dollar amount of commercial relationships classified as
Substandard and still accruing between December 31, 2006 and December 31, 2007 was mainly due to three commercial relationships totaling $6.0 million that were classified as Substandard and accruing at December 31, 2006, and Substandard and nonaccruing at December 31, 2007.

Deposits and Other Liabilities

Total deposits of $1.7 billion at December 31, 2007, were up less than 1.0% over year-end 2006; however, the composition of the deposit base changed between year-end 2007 and year-end 2006. In 2006, market rates and deposit rates were trending up which led to growth in more rate sensitive deposit categories, such as time deposits of $100,000 or more. In 2007, rates stabilized in the first half of the year, and decreased over the second half as the Federal Reserve cut short-term interest rates. This contributed to a decrease in time deposits of
$100,000 or more and an increase in core deposits, defined as total deposits less time deposits of $100,000 or more, brokered deposits and municipal money market deposits. Core deposits grew by $82.0 million or 6.5% to $1.4 billion at year-end 2007 from $1.3 billion at year-end 2006. The growth in core deposits since December 31, 2006, was mainly in money market and savings balances and noninterest bearing balances, which are up 7.6% and 9.6%, respectively, from
December 31, 2006. Core deposits represented 78.5% of total deposits at December
31, 2007, compared to 74.3% of total deposits at December 31, 2006. The growth in core deposits was partially offset by a decrease in time deposits of $100,000 and more, which were down by $67.8 million or 21.6% between year-end 2006 and year-end 2007. The decrease was mainly in municipal time deposits. Table
1-Average Statements of Condition and Net Interest Analysis on page 20 shows the average balance and average rate paid on the Company's primary deposit categories for the years ended December 31, 2007, 2006, and 2005. A maturity schedule of time deposits outstanding at December 31, 2007, is included in "Note
9 Deposits" in Notes to Consolidated Financial Statements in Part II, Item 8. of
this Report.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $67.9 million at December 31, 2007, and $69.5 million at
December 31, 2006. Management generally views local repurchase agreements as an alternative to large time deposits. The Company's wholesale repurchase agreements are primarily with the Federal Home Loan Bank ("FHLB") and amounted to $127.6 million at December 31, 2007, and $122.0 million at December 31, 2006.
Included in the $127.6 million of wholesale repurchase agreements at year-end
2007, are $15.6 million of repurchase agreements with the FHLB where the Company has elected to adopt the fair value option under SFAS 159. The fair value of these borrowings decreased $553,000 over the 12-months ended December 31, 2007.
Refer to "Note 10 Securities Sold Under Agreements to Repurchase and Federal
Funds Purchased" in Notes to Consolidated Financial Statements in Part II, Item
8. of this Report for further details on the Company's repurchase agreements.

The Company's other borrowings totaled $210.9 million at year-end 2007, up
$124.9 million or 145.4% from $85.9 million at year-end 2006. The $210.9 million in borrowings at December 31, 2007, included $135.9 million in term advances and
$74.8 million of overnight FHLB advances. At December 31, 2006, there were $45.2 million in term advances with the FHLB. Of the $135.9 million of the FHLB term advances at year-end 2007, $135.8 million are due over one year and have a weighted average rate of 4.74%. The Company elected the fair value option under
SFAS 159 for a $10.0 million advance with the FHLB. The fair value of this advance decreased by $795,000 over the 12-months ended December 31, 2007. Refer to "Note 11 Other Borrowings" in Notes to Consolidated Financial Statements in
Part II, Item 8. of this Report for further details on the Company's term borrowings with the FHLB.

Other borrowings also include a Treasury Tax and Loan Note account with the
Federal Reserve Bank of New York totaling $100,000 at December 31, 2007 and
December 31, 2006. At December 31, 2007 and 2006, Tompkins Insurance had
borrowings of $48,000 and $160,000, respectively, from unrelated financial institutions.

LIQUIDITY MANAGEMENT

The objective of liquidity management is to ensure the availability of adequate funding sources to satisfy the demand for credit, deposit withdrawals, operating expenses, and business investment opportunities. The Company's large, stable core deposit base and strong capital position are the foundation for the
Company's liquidity position. The Company uses a variety of resources to meet its liquidity needs, which include deposits, cash and cash equivalents, short-term investments, cash flow from lending and investing activities, repurchase agreements, and borrowings. The Company may also use borrowings as part of a growth strategy. Asset and liability positions are monitored primarily through the Asset/Liability Management Committee of the Company's subsidiary banks. This Committee reviews periodic reports on the liquidity and interest rate sensitivity positions. Comparisons with industry and peer groups are also monitored. The Company's strong reputation in the communities it serves, along with its strong financial condition, provide access to numerous sources of liquidity as described below. Management believes these diverse liquidity sources provide sufficient means to meet all demands on the Company's liquidity that are reasonably likely to occur.

Core deposits are a primary low cost funding source obtained primarily through the Company's branch network. Core deposits totaled $1.4 billion at year-end
2007, up $82.0 million or 6.5% from year-end 2006, with the increase mainly in money market and savings deposits and noninterest-bearing deposits. Core deposits represented 78.5% of total deposits and 62.5% of total liabilities at
December 31, 2007, compared to 74.3% of total deposits and 62.9% of total liabilities at December 31, 2006. The addition of three new banking offices in
2006 contributed to the growth in core deposits in 2007 over 2006.

In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of
$100,000 or more, brokered time deposits, municipal money market accounts, securities sold under agreements to repurchase and term advances from the FHLB.
Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources increased by $58.3 million from $717.4 million at year-end 2007 to $775.7 million at year-end 2006. As a percentage of total liabilities, non-core funding sources increased from 35.5% at year-end 2006 to
35.7% at year-end 2007. The increase in the dollar volume of non-core funding was concentrated in overnight and term advances from the FHLB, which were up
$34.3 million and $90.7 million, respectively. Time deposits of $100,000 or more were down $67.8 million or 21.6% from year-end 2006 to year-end 2007.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $577.5 million and $584.0 million at
December 31, 2007 and 2006, respectively, were either pledged or sold under agreements to repurchase. Pledged securities represented 77.1% of total securities at December 31, 2007, compared to 81.8% of total securities at
December 31, 2006.

Cash and cash equivalents totaled $50.0 million as of December 31, 2007, down from $52.2 million at December 31, 2006. Short-term investments, consisting of securities due in one year or less, increased from $49.1 million at December 31,
2006, to $68.0 million on December 31, 2007. The Company also has $60.1 million of securities designated as trading securities.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $382.2 million at December 31, 2007 compared with $352.4 million at
December 31, 2006. Outstanding principle balances of residential mortgage loans, consumer loans, and leases totaled approximately $597.4 million at December 31,
2007 as compared to $563.4 million at December 31, 2006. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the
Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At December 31, 2007, the unused borrowing capacity on established lines with the FHLB was $348.6 million.
As members of the FHLB, the Company's subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the
FHLB. At December 31, 2007, total unencumbered residential mortgage loans of the
Company were $200.0 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

The Company has not identified any trends or circumstances that are reasonably likely to result in material increases or decreases in liquidity in the near term.

Table 8-Loan Maturity details total scheduled maturities of selected loan categories.

Table 8 - Loan Maturity

Remaining maturity of selected loans                      At December 31, 2007
(in thousands)                               Total   Within 1 year      1-5 years   After 5 years
-------------------------------------------------------------------------------------------------
Commercial real estate                $    421,100   $      31,808   $     74,442   $     314,850
Real estate construction                    43,002          23,657          6,076          13,269
Commercial                                 381,460         203,335        112,262          65,863
-------------------------------------------------------------------------------------------------
Total                                 $    845,562   $     258,800   $    192,780   $     393,982
=================================================================================================

Loan balances are shown net of unearned income and deferred costs and fees

Of the loan amounts shown above in Table 8-Loan Maturity maturing over one year,
$210.4 million have fixed rates and $376.4 million have adjustable rates.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business the Company is party to certain financial instruments, which in accordance with accounting principles generally accepted in the United States, are not included in its Consolidated Statements of
Condition. These transactions include commitments under stand-by letters of credit, unused portions of lines of credit, and commitments to fund new loans and are undertaken to accommodate the financing needs of the Company's customers. Loan commitments are agreements by the Company to lend monies at a future date. These loan and letter of credit commitments are subject to the same credit policies and reviews as the Company's loans. Because most of these loan commitments expire within one year from the date of issue, the total amount of these loan commitments as of December 31, 2007, are not necessarily indicative of future cash requirements. Further information on these commitments and contingent liabilities is provided in "Note 14 Commitments and Contingent
Liabilities" in Notes to Consolidated Financial Statements in Part II, Item 8.
of this Report.

CONTRACTUAL OBLIGATIONS

The Company leases land, buildings, and equipment under operating lease arrangements extending to the year 2090. Most leases include options to renew for periods ranging from 5 to 20 years. In addition, the Company has a software contract for its core banking application through August 1, 2010, along with contracts for more specialized software programs through 2016. Further information on the Company's lease arrangements is provided in "Note 8 Bank
Premises and Equipment" in Notes to Consolidated Financial Statements in Part
II, Item 8. of this Report. The Company's contractual obligations as of December
31, 2007, are shown in Table 9-Contractual Obligations and Commitments below.

Table 9 - Contractual Obligations and Commitments

   Contractual Cash Obligations                          Payments Due By Period
(in thousands)                                       Within                             Over 5
As of December 31, 2007                  Total       1 year   1-3 years   3-5 years     years
-----------------------------------------------------------------------------------------------
Long-term debt                        $ 333,064   $  31,373   $  63,336   $  65,084   $ 173,271
Operating leases                         19,400       1,741       3,074       1,900      12,685
Software contracts                        3,177       1,404       1,366         359          48
-----------------------------------------------------------------------------------------------
Total contractual cash obligations    $ 355,641   $  34,518   $  67,776   $  67,343   $ 186,004
===============================================================================================

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to "Note 1 Summary of Significant Accounting Policies" in Notes to
Consolidated Financial Statements in Part II, Item 8. of this Form 10-K for details of recently issued accounting pronouncements and their expected impact on the Company's financial statements.

Fourth Quarter Summary

The Company reported diluted earnings per share of $0.77 for the fourth quarter of 2007, a 1.3% decline from $0.78 for the comparable year-ago period, and a 10%
increase from $0.70 per share reported in the third quarter of 2007. Fourth quarter 2007 net income was $7.4 million, down from fourth quarter 2006 net income of $7.8 million and up from third quarter 2007 net income of $6.8 million. Fourth quarter 2007 results included a pre-tax charge of $862,000
($517,000 after-tax effect or $0.05 per diluted share) related to the VISA
Covered Litigation. Fourth quarter 2006 results included a pre-tax gain of $2.6 million ($1.5 million after-tax effect or $0.15 per diluted share) on the sale of $9.4 million of credit card loans.

Net interest income of $19.5 million for the quarter ended December 31, 2007 was a record level for the Company, and was up $1.5 million, or 8.4% from the quarter ended December 31, 2006. Net interest income benefited from growth in average interest-earning assets and average core deposits, which were up 8.6%
and 6.0%, respectively, over average balances for the quarter ended December 31,
2006. The net interest margin was 3.70% for the fourth quarter 2007 compared to
3.64% for the fourth quarter of 2006. The recent cuts in the prime interest rate by the Federal Reserve will pressure asset yields in 2008.

Total noninterest income in the fourth quarter of 2007 was $11.2 million, down
$928,000, or 7.6%, from the fourth quarter of 2006, mainly due to the nonrecurring pre-tax gains of $2.6 million on the sale of the credit card portfolio. Key fee income categories showed solid growth over the same quarter of the prior year. Investment services income was up 23.2%, insurance revenues were up 8.4%, and service charges on deposit accounts were up 42.3%, over the same quarter in 2006.

Noninterest expense totaled $19.6 million for the 2007 fourth quarter, up $1.5 million, or 8.3%, from $18.1 million for the 2006 fourth quarter. As previously mentioned, fourth quarter 2007 noninterest expenses include pre-tax accruals of
$862,000 related to the VISA Covered Litigation. Salary and benefit related expenses were up over the same quarter prior year reflecting annual salary adjustments and higher average FTEs.

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

The Company's board of directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 200 basis point parallel change in rates. Based upon the simulation analysis performed as of December 31, 2007, a
200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decline in net interest income from the base case of approximately 0.8%, while a 200 basis point parallel decline in interest rates over a one-year period would result in a one-year decline in net interest income from the base case of 3.6%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

The negative exposure in a rising rate environment is mainly driven by the repricing assumptions of the Company's core deposit base and the lag in the repricing of the Company's adjustable rate assets. Longer-term, the impact of a rising rate environment is positive as the asset base continues to reset at higher levels, while the repricing of the rate sensitive liabilities moderates.
The negative exposure in the 200 basis point decline scenario results from the
Company's assets repricing downward to a greater degree than the rates on the
Company's interest-bearing liabilities, mainly deposits. Rates on savings and money market accounts are at low levels given the historically low interest rate environment experienced in recent years. In addition, the model assumes that prepayment accelerate in the down interest rate environment resulting in addition pressure on asset yields as proceeds are reinvested at lower rates.

In our most recent simulation, the base case scenario, which assumes interest rates remain unchanged from the date of the simulation, showed a relatively flat net interest margin during 2008.

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

In addition to the simulation analysis, management uses an interest rate gap measure. Table 10-Interest Rate Risk Analysis below is a Condensed Static Gap
Report, which illustrates the anticipated repricing intervals of assets and liabilities as of December 31, 2007. The Company's one-year interest rate gap was a negative $110,000, or 4.7% of total assets at December 31, 2007, compared with a negative $353,000 or 16.0% of total assets at December 31, 2006. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the
Company's net interest income is more vulnerable to a rising rate environment than it is to sustained low interest rates. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Table 10 - Interest Rate Risk Analysis

Condensed Static Gap - December 31, 2007

                                                          Repricing Interval
                                                                                            Cumulative
(dollar amounts in thousands)           Total    0-3 months    3-6 months   6-12 months      12 months
--------------------------------------------------------------------------------------------------------
Interest-earning assets*          $ 2,189,920    $  567,105    $  154,180   $   237,492    $   958,777
Interest-bearing liabilities        1,733,286       699,101       192,680       176,774      1,068,555
--------------------------------------------------------------------------------------------------------
Net gap position                                   (131,996)      (38,500)       60,718       (109,778)
--------------------------------------------------------------------------------------------------------
Net gap position as a percentage
   of total assets                                    (5.59%)       (1.63%)        2.57%         (4.65%)
========================================================================================================

* Balances of available-for-sale securities are shown at amortized cost.

                      [This Page Intentionally Left Blank]

Item 8.  Financial Statements and Supplementary Data

Financial Statements and Supplementary Data consist of the consolidated financial statements as indexed and presented below and the Unaudited Quarterly
Financial Data presented in Part II, Item 8. of this Report

Index to Financial Statements                                               Page

Management's Statement of Responsibility                                      42
Report of Independent Registered Public Accounting Firm on
   Consolidated Financial Statements                                          43
Report of Independent Registered Public Accounting Firm on
   Internal Control over Financial Reporting                                  44
Consolidated Statements of Condition - December 31, 2007
   and 2006                                                                   45
Consolidated Statements of Income - Years ended December
   31, 2007, 2006 and 2005                                                    46
Consolidated Statements of Cash Flows - Years ended December
   31, 2007, 2006 and 2005                                                    47
Consolidated Statements of Changes in Shareholders'
   Equity - Years ended December 31, 2007, 2006 and 2005                      49
Notes to Consolidated Financial Statements                                    50
Unaudited Quarterly Financial Data                                            80

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

The Audit/Examining Committee of the board of directors, composed solely of outside directors, meets periodically and privately with management, internal auditors, and independent registered public accounting firm, KPMG LLP, to review matters relating to the quality of financial reporting, internal accounting control, and the nature, extent, and results of audit efforts. The independent registered public accounting firm and internal auditors have unlimited access to the Audit/Examining Committee to discuss all such matters. The consolidated financial statements have been audited by KPMG, LLP for the purpose of expressing an opinion on the consolidated financial statements. In addition,
KPMG, LLP has audited internal control over financial reporting.

/s/ Stephen S. Romaine       /s/ Francis M. Fetsko         Date: March 10, 2008
----------------------       ---------------------
Stephen S. Romaine           Francis M. Fetsko
Chief Executive Officer      Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Tompkins Financial Corporation:

We have audited the accompanying consolidated statements of condition of
Tompkins Financial Corporation and subsidiaries (the Company) as of December 31,
2007 and 2006, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tompkins Financial
Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company
Accounting Oversight Board (United States), Tompkins Financial Corporation's
internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the
Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our
report dated March 10, 2008 expressed an unqualified opinion on internal control over financial reporting.

/s/ KPMG LLP

Syracuse, New York

March 10, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Tompkins Financial Corporation:

We have audited Tompkins Financial Corporation's (the "Company") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of
Sponsoring Organizations of the Treadway Commission (COSO). The Company's
management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's
Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures, as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the
Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company
Accounting Oversight Board (United States), the consolidated statements of condition of Tompkins Financial Corporation and subsidiaries as of December 31,
2007 and 2006, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 10, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Syracuse, New York

March 10, 2008

Consolidated Statements of Condition

                                                                            As of December 31
(in thousands except share and per share data)                             2007            2006
-----------------------------------------------------------------------------------------------------
ASSETS

Cash and noninterest bearing balances due from banks                    $     46,705    $     48,251
Interest bearing balances due from banks                                       3,154           1,723
Federal funds sold                                                                 0           2,200
Trading securities, at fair value                                             60,135               0
Available-for-sale securities, at fair value                                 639,148         655,322
Held-to-maturity securities, fair value of $50,297 at
   December 31, 2007, and $59,606 at December 31, 2006                        49,593          59,038
Loans and leases, net of unearned income and deferred costs and fees       1,440,122       1,326,298
Less: Allowance for loan/lease losses                                         14,607          14,328
-----------------------------------------------------------------------------------------------------
                                                    Net Loans/Leases       1,425,515       1,311,970

Bank premises and equipment, net                                              44,811          43,273
Corporate owned life insurance                                                29,821          25,622
Goodwill                                                                      22,894          21,235
Other intangible assets                                                        3,497           4,051
Accrued interest and other assets                                             34,186          38,152
-----------------------------------------------------------------------------------------------------
                                                        Total Assets    $  2,359,459    $  2,210,837
-----------------------------------------------------------------------------------------------------

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES,
   AND SHAREHOLDERS' EQUITY

Deposits:
   Interest bearing:
      Checking, savings, and money market                               $    741,836    $    680,844
      Time                                                                   585,142         669,222
  Noninterest bearing                                                        393,848         359,354
-----------------------------------------------------------------------------------------------------
                                                      Total Deposits       1,720,826       1,709,420

Securities sold under agreements to repurchase ($15,553 valued at
   fair value at December 31, 2007)                                          195,447         191,490
Other borrowings ($10,795 valued at fair value at December 31, 2007)         210,862          85,941
Other liabilities                                                             33,677          32,914
-----------------------------------------------------------------------------------------------------
                                                   Total Liabilities       2,160,812       2,019,765
-----------------------------------------------------------------------------------------------------

Minority interest in consolidated subsidiaries                                 1,452           1,452

Shareholders' equity:
   Common stock - par value $0.10 per share:  Authorized 15,000,000 shares; Issued: 9,615,430 shares at December 31, 2007,
      and 9,889,569 shares at December 31, 2006                                  962             989
Additional paid-in capital                                                   147,657         158,203
Retained earnings                                                             57,255          44,429
Accumulated other comprehensive loss                                          (6,900)        (12,487)
Treasury stock at cost: 70,896 shares at December 31, 2007,
   and 64,418 shares at December 31, 2006                                     (1,779)         (1,514)
-----------------------------------------------------------------------------------------------------
                                          Total Shareholders' Equity    $    197,195    $    189,620
-----------------------------------------------------------------------------------------------------
                             Total Liabilities, Minority Interest in
                 Consolidated Subsidiaries, and Shareholders' Equity    $  2,359,459    $  2,210,837
=====================================================================================================

Share data has been retroactively adjusted to reflect a 10% stock dividend paid on May 15, 2006.

See notes to consolidated financial statements.

Consolidated Statements of Income

                                                                            Year ended December 31
(in thousands except per share data)                                     2007       2006        2005
--------------------------------------------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME

Loans                                                                 $  97,418   $  89,784   $  80,617
Due from banks                                                              217          86          89
Federal funds sold                                                          217          15          24
Trading securities                                                        2,762           0           0
Available-for-sale securities                                            29,773      28,536      23,491
Held-to-maturity securities                                               2,054       2,620       2,486
--------------------------------------------------------------------------------------------------------
                                  Total Interest and Dividend Income    132,441     121,041     106,707
--------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits:
   Time certificates of deposit of $100,000 or more                      14,750      13,350       6,973
   Other deposits                                                        30,735      25,215      16,690
Federal funds purchased and securities sold under agreements to
   repurchase                                                             8,125       5,905       4,852
Other borrowings                                                          4,802       3,714       3,171
--------------------------------------------------------------------------------------------------------
                                              Total Interest Expense     58,412      48,184      31,686
--------------------------------------------------------------------------------------------------------
                                                 Net Interest Income     74,029      72,857      75,021
                                Less Provision for Loan/Lease Losses      1,529       1,424       2,659
--------------------------------------------------------------------------------------------------------
           Net Interest Income After Provision for Loan/Lease Losses     72,500      71,433      72,362
--------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Investment services income                                               14,446      12,225       5,412
Insurance commissions and fees                                           11,046       9,444       7,516
Service charges on deposit accounts                                      10,401       8,054       8,256
Card services income                                                      3,453       2,972       2,645
Other service charges                                                     2,643       2,483       2,961
Mark-to-market gain on trading securities                                   612           0           0
Mark-to-market loss on liabilities held at fair value                    (1,348)          0           0
Gains on sale of loans                                                      159       2,741         238
Gain on sale of merchant card processing relationships                        0           0       2,971
Increase in cash surrender value of corporate owned life insurance        1,122       1,111       1,097
Life insurance proceeds                                                       0         685           0
Other operating income                                                    1,131       1,398       1,250
Net gain (loss) on available-for-sale securities                            384          15      (1,526)
--------------------------------------------------------------------------------------------------------
                                            Total Noninterest Income     44,049      41,128      30,820
--------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSES
Salaries and wages                                                       35,225      33,365      28,306
Pension and other employee benefits                                       9,986       8,696       7,873
Net occupancy expense of bank premises                                    6,046       5,068       4,086
Net furniture and fixture expense                                         3,866       3,733       3,628
Marketing expense                                                         2,284       2,432       2,205
Software licensing and maintenance                                        2,071       1,938       1,776
Professional fees                                                         3,258       2,099       1,938
Cardholder expense                                                          974       1,219       1,350
Amortization of intangible assets                                           653         674         593
Other operating expenses                                                 13,693      12,723      10,404
--------------------------------------------------------------------------------------------------------
                                          Total Noninterest Expenses     78,056      71,947      62,159
--------------------------------------------------------------------------------------------------------
                       Income Before Income Tax Expense and Minority
                               Interest in Consolidated Subsidiaries     38,493      40,614      41,023
Minority interest in consolidated subsidiaries                              131         131         131
                                                  Income Tax Expense     11,991      12,716      13,207
--------------------------------------------------------------------------------------------------------
                                                          Net Income  $  26,371   $  27,767   $  27,685
--------------------------------------------------------------------------------------------------------
Basic earnings per share                                              $    2.72   $    2.82   $    2.81
Diluted earnings per share                                            $    2.70   $    2.78   $    2.77
========================================================================================================

Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on May 15, 2006.

See notes to consolidated financial statements

Consolidated Statements of Cash Flows

                                                                        Year ended December 31
(in thousands)                                                     2007           2006         2005
-----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                      $   26,371    $   27,767   $   27,685
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Provision for loan/lease losses                                   1,529         1,424        2,659
   Depreciation and amortization premises, equipment,
      and software                                                   4,334         4,155        3,824
   Amortization of intangible assets                                   653           674          593
   Earnings from corporate owned life insurance, net                (1,122)       (1,111)      (1,097)
   Net amortization on securities                                    1,443         1,566        1,778
   Mark-to-market gain on trading securities                          (612)            0            0
   Mark-to-market loss on liabilities held at fair value             1,348             0            0
   Deferred income tax (benefit) expense                            (1,529)       (2,264)      (2,222)
   Net (gain) loss on sale of securities                              (384)          (15)       1,526
   Net gain on sale of loans                                          (159)       (2,741)        (238)
   Proceeds from sale of loans                                      10,906        12,680       16,770
   Loans originated for sale                                       (11,059)      (12,491)     (16,445)
   Net loss (gain) on sale of bank premises and equipment               27          (19)         (234)
   Stock-based compensation expense                                    713           692            0
   Tax benefit of stock option exercises                                 0             0          239
   Increase in interest receivable                                    (203)       (1,527)      (1,436)
   (Decrease) increase in interest payable                            (399)        1,255          962
   Proceeds from sales of trading securities                        61,912             0            0
   Purchases of trading securities                                 (72,300)            0            0
   Proceeds from payments/maturities of trading securities          14,034             0            0
   Other, net                                                        2,070         7,509        3,823
------------------------------------------------------------------------------------------------------
                 Net Cash Provided by Operating Activities          37,573        37,554       38,187
------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Proceeds from maturities of available-for-sale
      securities                                                   125,292        79,266       87,695
   Proceeds from sales of available-for-sale securities             61,714        34,692      117,872
   Proceeds from maturities of held-to-maturity securities          16,961        39,748       26,393
   Purchases of available-for-sale securities                     (227,361)     (159,021)    (205,882)
   Purchases of held-to-maturity securities                         (7,622)      (16,263)     (39,924)
   Net increase in loans/leases                                   (114,762)      (96,520)    (100,819)
   Proceeds from sale of credit card portfolio                           0        11,310            0
   Proceeds from sales of bank premises and equipment                  134            86          381
   Purchase of bank premises and equipment                          (5,548)       (9,648)      (7,195)
   Purchase of corporate owned life insurance                       (3,000)            0       (2,077)
   Net cash used in acquisitions                                      (314)       (3,294)           0
   Other, net                                                          (43)         (207)        (620)
------------------------------------------------------------------------------------------------------
                     Net Cash Used in Investing Activities        (154,549)     (119,851)    (124,176)
------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Net increase (decrease) in demand, money market, and
      savings deposits                                              95,486        (8,205)     (56,528)
   Net (decrease) increase in time deposits                        (84,080)       34,615      178,665
   Net increase (decrease) in securities sold under
      agreements to repurchase and Federal funds purchased           3,404        38,839       (1,064)
   Increase in other borrowings                                    208,100       116,075       78,577
   Repayment of other borrowings                                   (83,974)      (94,011)     (78,207)
   Cash dividends                                                  (12,023)      (11,307)     (10,504)
   Cash paid in lieu of fractional shares - 10% stock
      dividend                                                           0           (10)         (13)
   Repurchase of common stock                                      (12,914)       (9,983)        (897)
   Net proceeds from exercise of stock options                         611         2,251          825
   Tax benefit from stock option exercises                              51           410            0
------------------------------------------------------------------------------------------------------
                 Net Cash Provided by Financing Activities         114,661        68,674      110,854
------------------------------------------------------------------------------------------------------
   Net (decrease) increase in cash and cash equivalents             (2,315)      (13,623)      24,865
------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at beginning of year                   52,174        65,797       40,932
------------------------------------------------------------------------------------------------------
                  Cash and Cash Equivalents at End of Year      $   49,859    $   52,174   $   65,797
======================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid during the year for - Interest                  $   58,811    $   46,930   $   30,724
      Cash paid during the year for - Income taxes              $    9,802    $    8,783   $   14,483
   Non-cash investing and financing activities:
      Fair value of non-cash assets acquired in purchase
         acquisition                                            $        9    $    1,375   $        0
      Fair value of liabilities assumed in purchase
         acquisitions                                           $        0    $    2,276   $        0
      Fair value of shares issued for acquisitions              $      701    $    4,758   $        0
      Securitization of loans                                   $        0    $   32,040   $        0
      Transfer of available-for-sale securities to trading
         securities with adopting of SFAS No. 159               $   63,383    $        0   $        0

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity

------------------------------------------------------------------------------------------------------------------
                                                                            Accumulated
                                                  Additional                   Other
(in thousands except share and per      Common     Paid-in      Retained   Comprehensive   Treasury
share data)                              Stock     Capital      Earnings   Income (Loss)     Stock       Total
------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2004           $  816   $    75,837    $  94,522  $         871   $  (1,044)  $  171,002
------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income                                                      27,685                                  27,685
   Other comprehensive loss                                                       (7,179)                  (7,179)
------------------------------------------------------------------------------------------------------------------
           Total Comprehensive Income                                                                      20,506
------------------------------------------------------------------------------------------------------------------

Cash dividends ($1.07 per share)                                  (10,504)                                (10,504)
Exercise of stock options, and
   related tax benefit (45,982
   shares, net)                              4         1,060                                                1,064
Common stock repurchased and returned
   to unissued status (24,182 shares)       (2)         (895)                                                (897)

Effect of 10% stock dividend                82        42,380      (42,462)                                      0

Cash paid in lieu of fractional
   shares (307 shares)                                                (13)                                    (13)

Directors deferred compensation plan
   (5,240 shares)                                        218                                    (218)           0

Stock-based compensation expense                          63                                                   63
------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2005           $  900   $   118,663    $  69,228  $      (6,308)  $  (1,262)  $  181,221
------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income                                                      27,767                                  27,767
   Other comprehensive loss                                                        1,570                    1,570
------------------------------------------------------------------------------------------------------------------
           Total Comprehensive Income                                                                      29,337
------------------------------------------------------------------------------------------------------------------

Cash dividends ($1.15 per share)                                  (11,307)                                (11,307)
Exercise of stock options and
   related tax benefit (101,881
   shares, net)                             10         2,651                                                2,661
Common stock repurchased and returned
   to unissued status (239,970 shares)     (24)       (9,959)                                              (9,983)
Effect of 10% stock dividend                91        41,158      (41,249)                                      0

Cash paid in lieu of fractional shares
   (262 shares)                                                       (10)                                    (10)
Stock issued for purchase acquisition
   (128,374 shares)                         12         4,746                                                4,758
Directors deferred compensation plan
   (7,967 shares)                                        252                                    (252)           0
Adjustment to initially apply FASB
   Statement No. 158, net of tax                                                  (7,749)                  (7,749)
Stock-based compensation expense                         692                                                  692
------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2006           $  989   $   158,203    $  44,429  $     (12,487)  $  (1,514)  $  189,620
------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income                                                      26,371                                  26,371
   Other comprehensive income                                                      4,065                    4,065
------------------------------------------------------------------------------------------------------------------
           Total Comprehensive Income                                                                      30,436
------------------------------------------------------------------------------------------------------------------

Cash dividends ($1.24 per share)                                  (12,023)                                (12,023)
Exercise of stock options and related
   tax benefit (34,495 shares, net)          4           658                                                  662
Common stock repurchased and returned
   to Unissued status (332,347 shares)     (33)      (12,881)                                             (12,914)
Stock issued for purchase acquisition
   (23,713 shares)                           2           699                                                  701

Directors deferred compensation plan
   (6,478 shares)                                        265                                    (265)           0

Cumulative effect adjustment -
   adoption of SFAS 159                                            (1,522)         1,522                        0

Stock-based compensation expense                         713                                                  713
------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2007           $  962   $   147,657    $  57,255  $      (6,900)  $  (1,779)  $  197,195
==================================================================================================================

Share data has been retroactively adjusted to reflect a 10% stock dividend paid on May 15, 2006 and a 10% dividend paid on February 15, 2005.

See notes to consolidated financial statements

Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies

BASIS OF PRESENTATION: Tompkins Financial Corporation ("Tompkins" or "the
Company") is a registered Financial Holding Company with the Federal Reserve
Board pursuant to the Bank Holding Company Act of 1956, as amended, organized under the laws of New York State, and is the parent company of Tompkins Trust
Company (the "Trust Company"), The Bank of Castile, The Mahopac National Bank
("Mahopac National Bank"), Tompkins Insurance Agencies, Inc. ("Tompkins
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
generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclose contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the allowance for loan/lease losses, valuation of intangible assets, deferred income tax assets, and obligations related to employee benefits. Amounts in the prior years' consolidated financial statements are reclassified when necessary to conform to the current year's presentation.

CASH EQUIVALENTS: Cash equivalents in the Consolidated Statements of Cash Flows include cash and noninterest bearing balances due from banks, interest-bearing balances due from banks, and Federal funds sold. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that the Company is not exposed to any significant credit risk on cash and cash equivalents.

The Company's banking subsidiaries are required to maintain reserve balances with the Federal Reserve Bank of New York. As of December 31, 2007 and 2006, the
reserve requirements for the Company's banking subsidiaries totaled $3.7 million.

SECURITIES: Management determines the appropriate classification of debt and equity securities at the time of purchase. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity and marketable equity securities are classified as either available-for-sale or trading.
Available-for-sale securities are stated at fair value with the unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of accumulated comprehensive income or loss, in shareholders' equity.
Trading securities are stated at fair value, with unrealized gains or losses included in earnings. Securities with limited marketability or restricted equity securities, such as Federal Home Loan Bank stock and Federal Reserve Bank stock, are carried at cost.

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

Interest income on loans is accrued and credited to income based upon the principal amount outstanding. Loan origination fees and costs are deferred and recognized over the life of the loan as an adjustment to yield.

Residential real estate loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated market value.
Fair value is determined on the basis of the rates quoted in the secondary market. Net unrealized losses attributable to changes in market interest rates are recognized through a valuation allowance by charges to income. Loans are generally sold on a non-recourse basis with servicing retained. Any gain or loss on the sale of loans is recognized at the time of sale as the difference between the recorded basis in the loan and the net proceeds from the sale. The Company may use commitments at the time loans are originated or identified for sale to mitigate interest rate risk. The commitments to sell loans are considered derivatives under SFAS No. 133. The impact of the estimated fair value adjustment was not significant to the consolidated financial statements.

ALLOWANCE FOR LOAN AND LEASE LOSSES: Management regularly reviews the allowance for loan and lease losses in order to maintain the allowance at a level consistent with the inherent risk of loss in the loan and lease portfolios.
Management's evaluation of the adequacy of the allowance is based upon a review of the Company's historical loss experience, known and inherent risks in the loan and lease portfolios, the estimated value of collateral, the level of nonperforming loans, and trends in delinquencies. External factors, such as the level and trend of interest rates and the national and local economies, are also considered. Management believes that the current allowance for loan and lease losses is adequate.

Note 1 Summary of Significant Accounting Policies (continued)

The Company accounts for impaired loans under SFAS No. 114, "Accounting by
Creditors for Impairment of a Loan." SFAS No. 114, as amended, which requires that impaired loans, except for large groups of smaller-balance homogeneous loans, be measured based on either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measurement of the impaired loan is less than the recorded investment in the loan, an impairment reserve is recognized as part of the allowance for loan losses.

The Company applies the provisions of SFAS No. 114 to all impaired commercial and commercial real estate loans over $250,000 and to all loans restructured subsequent to the adoption of SFAS No. 114. Allowances for loan losses for the remaining loans are recognized in accordance with SFAS No. 5. Management considers a loan to be impaired if, based on current information, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement.
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

PREMISES AND EQUIPMENT: Land is carried at cost. Premises and equipment are stated at cost, less allowances for depreciation. The provision for depreciation for financial reporting purposes is computed generally by the straight-line method at rates sufficient to write-off the cost of such assets over their estimated useful lives. Buildings are amortized over a period of 10-39 years, and furniture, fixtures, and equipment are amortized over a period of 2-20 years. Maintenance and repairs are charged to expense as incurred. Gains or losses on disposition are reflected in earnings.

INCOME TAXES: Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes are reviewed quarterly and reduced by a valuation allowance if, based upon the information available, it is more likely than not that some or all of the deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized. The
Company's policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.

Note 1 Summary of Significant Accounting Policies (continued)

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

With the adoption of SFAS No. 159, The Fair Value Option for Financial Assets
and Financial Liabilities -- Including an amendment of FASB Statement No. 115
("SFAS 159"), the Company elected to account for certain repurchase agreements at fair value, with unrealized gains or losses included in earnings.

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

COMPREHENSIVE INCOME: For the Company, comprehensive income represents net income plus the net change in unrealized gains or losses on securities available-for-sale for the period (net of taxes), and the actuarial gain or loss and amortization of unrealized amounts in the Company's defined-benefit retirement and pension plan, supplemental employee retirement plan, and post-retirement life and healthcare benefit plan (net of taxes), and is presented in the Consolidated Statements of Changes in Shareholders' Equity.
Accumulated other comprehensive income (loss) represents the net unrealized gains or losses on securities available-for-sale (net of tax) and unrecognized net actuarial gain or loss, unrecognized prior service costs, and unrecognized net initial obligation (net of tax) in the Company's defined-benefit retirement and pension plan, supplemental employee retirement plan, and post-retirement life and healthcare benefit plan.

PENSION AND OTHER EMPLOYEE BENFITS: The Company incurs certain employment-related expenses associated with its noncontributory defined-benefit pension plan, supplemental employee retirement plan and post-retirement healthcare benefit plan. In order to measure the expense associated with these plans, various assumptions are made including the discount rate used to value certain liabilities, expected return on plan assets, anticipated mortality rates, and expected future healthcare costs. The assumptions are based on historical experience as well as current facts and circumstances. A third-party actuarial firm is used to assist management in measuring the expense and liability associated with the plans. The Company uses a December 31 measurement date for its plans. As of the measurement date, plan assets are determined based on fair value, generally representing observable market prices. The projected benefit obligation is primarily determined based on the present value of projected benefit distributions at an assumed discount rate.

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

Note 1 Summary of Significant Accounting Policies (continued)

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
123(R) to all outstanding and unvested awards in 2005.

(in thousands except per share data)                                           2005
-------------------------------------------------------------------------------------
Net income:
   As reported                                                              $  27,685
   Add: Stock-based compensation expense included in reported net
      income, net of related tax effects                                           63

   Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related
      tax effects                                                               1,976
-------------------------------------------------------------------------------------
   Pro forma                                                                   25,772
-------------------------------------------------------------------------------------
Basic earnings per share:
   As reported                                                              $    2.81
   Pro forma                                                                     2.62
-------------------------------------------------------------------------------------
Diluted earnings per share
   As reported                                                              $    2.77
   Pro forma                                                                     2.58
=====================================================================================

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
As a result of the acceleration, the Company also recognized $63,000 of compensation expense in 2005 earnings. Compensation expense related to stock options was $713,000 in 2007 and $692,000 in 2006. The acceleration also resulted in options to purchase up to 221,307 shares of common stock becoming exercisable immediately. Without the acceleration, the options would have vested on dates ranging from April 18, 2006 to October 3, 2010. This action contributed to the increase in exercisable shares at year-end 2005 to 504,484 from 232,558 at year-end 2004.

The Company's stock-based employee compensation plan is described in Note 13
"Stock Plans and Stock Based Compensation", of this Report.

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

Note 1 Summary of Significant Accounting Policies (continued)

The Company determines fair value for its trading securities using independently quoted market prices. Interest income on trading securities is recognized when earned and included on the Company's Consolidated Statements of Income in
"Interest and Dividend Income Trading Securities."

The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party. The Company's potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the
FHLB borrowings for the twelve months ended December 31, 2007. Interest expense on these borrowings is accrued and included on the Company's Consolidated
Statements of Income in "Interest Expense Federal Funds Purchased and Securities
Sold Under Agreements to Repurchase" and "Interest Expense Other Borrowings."

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

In December 2007 the FASB issued SFAS No. 141, Business Combinations (Revised
2007) ("SFAS 141R"). SFAS 141R replaces SFAS 141, Business Combinations, and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, Accounting for Costs Associated with Exit or
Disposal Activities, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, "Accounting for Contingencies." SFAS 141R may
have a significant impact on any future business combinations closing on or after January 1, 2009.

In December 2007 the FASB issued SFAS No. 160, "Noncontrolling Interest in
Consolidated Financial Statements, an amendment of ARB Statement No. 51." SFAS
160 amends Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial
Statements," to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective on January 1, 2009 and is not expected to have a significant impact on the Company's financial statements.

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
If the tax position meets the more-likely-than-not recognition threshold, it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN
48 may be recognized or, continue to be recognized, upon adoption of this
Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December
15, 2006. The Company's adoption of FIN 48 on January 1, 2007, did not have a material impact on the consolidated financial position, results of operations or cash flows. As of December 31, 2007 and January 1, 2007, the Company did not
have any significant unrecognized tax benefits.

Note 1 Summary of Significant Accounting Policies (continued)

In September 2006, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 06-04, Accounting for Deferred Compensation and
Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance
Arrangements. The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion ("APB")
No. 12, "Omnibus Opinion -- 1967." The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS
No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue
06-04 is effective for annual or interim reporting periods beginning after
December 15, 2007. The provisions of Issue 06-04 should be applied through either a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. The Company estimates that the adoption of the provisions of Issue 06-04 will result in a cumulative-effect adjustment to retained earnings of $584,000 and increase expenses in 2008 by
$79,000 pre-tax.

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
(2) assume the surrender value on a individual-life by individual-life policy basis; and (3) not discount the cash surrender value component of the amount that could be realized when contractual restrictions on the ability to surrender a policy exist. Issue 06-05 is effective for fiscal years beginning after
December 15, 2006. The consensus in Issue 06-05 should be adopted through either
(1) a change in accounting principle through a cumulative-effect adjustment to retained earning as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. At
December 31, 2007, the Company had bank owned life insurance policies with a carrying value of $29.8 million. The Company's adoption of the provisions of
Issue 06-05 did not have a material effect on the Company's financial position or results of operations.

Note 2 Mergers and Acquisitions

The acquisitions discussed below were accounted for as purchase transactions.
The purchase price was allocated to the underlying assets and liabilities based on estimated fair values at the date of acquisition. The operating results of the acquired companies are included in the Company's results of operations since their respective dates of acquisition.

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
The transaction resulted in intangible assets of $4.7 million, including goodwill of $3.7 million, customer related intangible of $968,000, and a covenant-not-to-compete of $108,000. The customer related intangible and the covenant-not-to-compete are being amortized over 15 years and 5 years, respectively.

In addition to the merger consideration paid at closing, additional contingent amounts of up to $8.5 million (payable one-half in cash and one-half in Tompkins common stock) may be paid over a period of four years from closing, depending on the operating results of AM&M. Operating results for AM&M in 2006 and
2007 resulted in additional consideration of $2.5 million in 2006 and $1.7 million in 2007, respectively. Management has concluded that, under criteria established by SFAS No. 141, these payments will be recorded as additional goodwill at the time of payment. The amount of additional goodwill recorded in
2007 and 2006 were $1.5 million and $2.2 million, respectively.

On March 1, 2006, Tompkins Insurance acquired the Farrell-Messler Agency, an insurance agency in Trumansburg, New York, in a cash transaction. The transaction resulted in goodwill of $631,000, customer related intangibles of
$159,000 and a covenant-not-to-compete of $79,000. The customer related intangibles and covenant-not-to-compete are being amortized over 15 and 5 years, respectively.

Note 2 Mergers and Acquisitions (continued)

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

On December 31, 2006, Tompkins Insurance acquired the Carey McKinney Group, an insurance agency in Ithaca, New York, in a cash and stock transaction. The transaction resulted in goodwill of $1.5 million, customer related intangibles of $457,000 and a covenant-not-to-compete of $246,000. The customer related intangibles and covenant-not-to-compete are being amortized over 15 and 5 years, respectively.

On September 1, 2007, Tompkins Insurance acquired Flint-Farrell Insurance
Agency, an insurance agency in Amherst, New York, in a cash transaction. The transaction resulted in goodwill of $110,000, customer related intangibles of
$58,000 and a covenant-not-to-compete of $24,000. The customer related intangibles and covenant-not-to-compete are being amortized over 15 and 5 years, respectively.

On September 28, 2007, AM&M acquired the assets of Francis M. Celona, CPA,
P.C., a local accounting and financial services company in Honeoye Falls, New
York, in a cash transaction. The transaction resulted in goodwill of $47,000, customer related intangibles of $56,000 and a covenant-not-to-compete of $6,000.
The customer related intangibles and covenant-not-to-compete are being amortized over 15 years and 5 years, respectively.

In November 2007, the Company entered into a definitive agreement under which
Tompkins will acquire Sleepy Hollow Bancorp in a cash transaction valued at
$30.2 million, subject to various regulatory approvals. Headquartered in Sleepy
Hollow, New York, Sleepy Hollow Bancorp, has assets of approximately $245 million and is the parent company of Sleepy Hollow Bank, which operates five full-service offices and one limited-service facility, all in Westchester
County, New York. Sleepy Hollow Bank has approximately $160 million in loans and
$225 million in deposits. Upon completion of the transaction, Sleepy Hollow Bank and Mahopac National Bank will be combined, resulting in a $750 million community bank, with fourteen branches and one limited-service office serving
Westchester, Putnam and Dutchess Counties.

Note 3 Securities

Available-for-Sale and Held-to-Maturity Securities
--------------------------------------------------

The following summarizes available-for-sale and held-to-maturity securities held by the Company:

                                                  Available-for-Sale Securities
-------------------------------------------------------------------------------------------
                                                        Gross         Gross
                                       Amortized     Unrealized    Unrealized      Fair
December 31, 2007 (in thousands)          Cost          Gains        Losses        Value
-------------------------------------------------------------------------------------------
Obligations of U.S. Government
   sponsored agencies                 $   180,765   $     1,025    $      168   $   181,622
Obligations of states and political
   subdivisions                            51,852           563           123        52,292
Mortgage-backed securities                381,290         2,395         1,460       382,225
U.S. corporate securities                   2,500             0             0         2,500
-------------------------------------------------------------------------------------------
Total debt securities                     616,407         3,983         1,751       618,639
Equity securities                          20,509             0             0        20,509
-------------------------------------------------------------------------------------------
Total available-for-sale securities   $   636,916   $     3,983    $    1,751   $   639,148
===========================================================================================

Available-for-sale securities include $20.4 million in nonmarketable equity securities, which are carried at cost since fair values are not readily determinable. This figure includes $17.6 million of Federal Home Loan Bank
("FHLB") stock and $729,000 of Federal Reserve Bank ("FRB") stock, which are required to be held for regulatory purposes and for borrowings availability. The required investment in FHLB stock is tied to the Company's borrowing levels with the FHLB. Substantially all of the above mortgage-backed securities are direct pass through securities or collateralized mortgage obligations issued or backed by Federal agencies.

Note 3 Securities (continued)

                                                  Held-to-Maturity Securities
-------------------------------------------------------------------------------------------
                                                        Gross        Gross
                                       Amortized     Unrealized    Unrealized      Fair
December 31, 2007 (in thousands)         Cost          Gains         Losses        Value
-------------------------------------------------------------------------------------------
Obligations of states and political
   subdivisions                       $    49,593   $       833    $      129   $    50,297
-------------------------------------------------------------------------------------------
Total held-to-maturity debt
   securities                         $    49,593   $       833    $      129   $    50,297
===========================================================================================

                                                  Available-for-Sale Securities
-------------------------------------------------------------------------------------------
                                                        Gross         Gross
                                       Amortized     Unrealized    Unrealized      Fair
December 31, 2006 (in thousands)         Cost           Gains        Losses       Value
-------------------------------------------------------------------------------------------
Obligations of U.S. Government
   sponsored agencies                 $   241,600   $        49    $     3,981  $   237,668
Obligations of states and political
   subdivisions                            47,791           523            290       48,024
Mortgage-backed securities                356,619           559          4,757      352,421
U.S. corporate securities                   2,500             0              0        2,500
-------------------------------------------------------------------------------------------
Total debt securities                     648,510         1,131          9,028      640,613
Equity securities                          14,709             0              0       14,709
-------------------------------------------------------------------------------------------
Total available-for-sale securities   $   663,219   $     1,131    $     9,028  $   655,322
===========================================================================================

Available-for-sale securities include $14.5 million in nonmarketable equity securities, which are carried at cost since fair values are not readily determinable. This figure includes $11.6 million of FHLB stock and $724,000 of
FRB stock, which are required to be held for regulatory purposes and for borrowings availability. The required investment in FHLB stock is tied to the
Company's borrowing levels with the FHLB. Substantially all of the above mortgage-backed securities are direct pass through securities or collateralized mortgage obligations issued or backed by Federal agencies.

                                                   Held-to-Maturity Securities
-------------------------------------------------------------------------------------------
                                                        Gross         Gross
                                       Amortized     Unrealized    Unrealized      Fair
December 31, 2006 (in thousands)         Cost           Gains        Losses        Value
-------------------------------------------------------------------------------------------
Obligations of states and political
   subdivisions                       $    59,038   $       897    $      329   $    59,606
-------------------------------------------------------------------------------------------
Total held-to-maturity debt
   securities                         $    59,038   $       897    $      329   $    59,606
===========================================================================================

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

                                               Amortized       Fair
December 31, 2007 (in thousands)                  Cost         Value
----------------------------------------------------------------------
Available-for-sale securities:
   Due in one year or less                      $  56,976   $  56,912
   Due after one year through five years           56,502      56,822
   Due after five years through ten years          86,917      88,044
   Due after ten years                             34,722      34,636
----------------------------------------------------------------------
Total                                             235,117     236,414
----------------------------------------------------------------------
   Mortgage-backed securities                     381,290     382,225
----------------------------------------------------------------------
Total available-for-sale debt securities        $ 616,407   $ 618,639
======================================================================

Note 3 Securities (continued)

                                                Amortized       Fair
December 31, 2007 (in thousands)                  Cost         Value
----------------------------------------------------------------------
Held-to-maturity securities:
   Due in one year or less                      $   9,813   $   9,829
   Due after one year through five years           22,912      23,159
   Due after five years through ten years          14,375      14,737
   Due after ten years                              2,493       2,572
----------------------------------------------------------------------
Total held-to-maturity debt securities          $  49,593   $  50,297
======================================================================

Realized gains on available-for-sale securities were $424,000 in 2007, $15,000 in 2006, and $39,000 in 2005; realized losses on available-for-sale securities were $39,000 in 2007, $0 in 2006, and $1,565,000 in 2005.

The following table summarizes available-for-sale and held-to-maturity securities that had unrealized losses at December 31, 2007:

--------------------------------------------------------------------------------------------------------
                              Less than 12 Months       12 Months or Longer             Total
--------------------------------------------------------------------------------------------------------
                                Fair      Unrealized      Fair      Unrealized     Fair       Unrealized
(in thousands)                 Value        Losses       Value        Losses      Value         Losses
--------------------------------------------------------------------------------------------------------
Obligations of U.S.
   Government sponsored
   agencies                 $     8,837  $         6  $    42,913  $        90  $    51,750  $        96
Obligations of states and
   political subdivisions         7,956           76       20,992          176       28,948          252
Mortgage-backed securities       36,935          231       97,995        1,301      134,930        1,532
--------------------------------------------------------------------------------------------------------
Total securities            $    53,728  $       313  $   161,900  $     1,567  $   215,628  $     1,880
========================================================================================================

The following table summarizes available-for-sale and held-to-maturity securities that had unrealized losses at December 31, 2006:

--------------------------------------------------------------------------------------------------------
                              Less than 12 Months       12 Months or Longer             Total
--------------------------------------------------------------------------------------------------------
                                Fair      Unrealized      Fair      Unrealized     Fair       Unrealized
(in thousands)                 Value        Losses       Value        Losses      Value         Losses
--------------------------------------------------------------------------------------------------------
Obligations of U.S.
   Government sponsored
   agencies                 $    40,299  $       171  $   176,675  $     3,810  $   216,974  $     3,981
Obligations of states and
   political subdivisions        13,275           85       37,617          534       50,892          619
Mortgage-backed securities      100,649          496      188,086        4,261      288,735        4,757
--------------------------------------------------------------------------------------------------------
Total securities            $   154,223  $       752  $   402,378  $     8,605  $   556,601  $     9,357
========================================================================================================

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value, which could be maturity.

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2007 and December 31,
2006, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost, which could be maturity. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for similar investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31,
2007, and December 31, 2006, management believes the impairments detailed in the tables above are temporary and no impairment loss has been realized in the
Company's Consolidated Statements of Income.

The Company pledges securities as collateral for public deposits and other borrowings, and sells securities under agreements to repurchase (see Note 10
Securities Sold Under Agreements to Repurchase and Federal Funds Purchased).
Securities carried at $577.5 million and $584.0 million at December 31, 2007 and
2006, respectively, were either pledged or sold under agreements to repurchase.

Note 3 Securities (continued)

Except for U.S. government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of shareholders' equity at
December 31, 2007.

The Company has an equity investment in a small business investment company
(SBIC) established for the purpose of providing financing to small businesses in market areas served by the Company. As of December 31, 2007 and 2006, this investment totaled $3.4 million and $3.6 million, respectively, and was included in other assets on the Company's Consolidated Statements of Condition. The
investment is accounted for under the equity method of accounting.

Trading Securities
------------------

The following summaries trading securities, at estimated fair value, as of
December 31, 2007 and 2006:

(in thousands)                                         2007        2006
--------------------------------------------------------------------------

Obligations of U.S. Government sponsored agencies   $  37,110   $       0
Mortgage-backed securities                             23,025           0
--------------------------------------------------------------------------
Total                                                  60,135           0
==========================================================================

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

Tompkins sold the approximately $62.0 million in securities that were carried in the Company's trading portfolio subsequent to the adoption of SFAS 159 and reinvested the majority of the proceeds in securities designated as trading securities. As of December 31, 2007, the Company's trading securities totaled
$60.1 million. The unrealized gain on the $60.1 million of trading securities held at December 31, 2007 was $349,000. These mark-to-market adjustments are reflected in the Company's Consolidated Statements of Income in "Mark-to-Market
Gain on Trading Securities."

The following table shows the fair value hierarchy required by SFAS 157.

                                           Fair Value Measurements at December 31, 2007 Using
--------------------------------------------------------------------------------------------------------
                                                     Quoted Prices                           Significant
                                   Carrying      in Active Markets    Significant Other     Unobservable
                                      Value   for Identical Assets    Observable Inputs           Inputs
(In thousands)                     12/31/07              (Level 1)             (Level 2)       (Level 3)
--------------------------------------------------------------------------------------------------------

Trading securities              $    60,135          $      60,135         $          0         $      0
Available-for-sale securities       639,148                566,448               70,629            2,071
========================================================================================================

The change in the fair value of the $2.1 million of available-for-sale securities valued using significant unobservable inputs (Level 3), between
January 1, 2007 and December 31, 2007 was immaterial in relation to the total market value of available-for-sale securities.

Note 4 Comprehensive Income

Comprehensive income for the three years ended December 31 is summarized below:

(in thousands)                                                         2007        2006        2005
-------------------------------------------------------------------------------------------------------
Net income                                                          $   26,371  $   27,767  $   27,685
-------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax:

Unrealized gain (loss) on available-for-sale securities:
   Net unrealized holding gain (loss) on available-for-sale
      securities arising during the year. Pre-tax net unrealized holding gain (loss) was $7,977 in 2007 $2,632 in 2006,
      $(13,490) in 2005.                                                 4,786       1,579      (8,095)

   Reclassification adjustment for net realized (gain) loss
      on the sale of available-for-sale securities (pre-tax net
      (gain) loss of $(384) in 2007, $(15) in 2006, and $1,526
      in 2005).                                                           (230)         (9)        916

Employee benefit plans:
   Recognized actuarial losses, prior service cost, and transition obligation (pre-tax of $1,299 in 2007, $0 in 2006,
      and $0 in 2005                                                      (491)          0           0
-------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                        4,065       1,570      (7,179)
-------------------------------------------------------------------------------------------------------
Total comprehensive income                                          $   30,436  $   29,337  $   20,506
=======================================================================================================

The components of accumulated other comprehensive loss, net of tax, as of year-end were are follows:

(in thousands)                                                                      2007         2006
-------------------------------------------------------------------------------------------------------
Net unfunded liability for defined benefit post-retirement plans                    (8,239)     (7,748)
Net unrealized gain (loss) on available-for-sale securities                          1,339      (4,739)
-------------------------------------------------------------------------------------------------------
Total accumulated other comprehensive loss                                      $   (6,900) $  (12,487)
=======================================================================================================

Note 5 Loan and Lease Classification Summary and Related Party Transactions

Loans and Leases at December 31 were as follows:

(in thousands)                                                                      2007         2006
--------------------------------------------------------------------------------------------------------
Residential real estate                                                         $  504,353  $   469,146
Commercial real estate                                                             422,279      393,829
Real estate construction                                                            43,002       26,130
Commercial                                                                         381,666      345,194
Consumer and other                                                                  80,730       82,341
Leases                                                                              10,832       11,962
--------------------------------------------------------------------------------------------------------
Total loans and leases                                                           1,442,862    1,328,602
Less unearned income and net deferred costs and fees                                (2,740)      (2,304)
--------------------------------------------------------------------------------------------------------
Total loans and leases, net of unearned income and deferred costs and fees      $1,440,122  $ 1,326,298
========================================================================================================

As part of its asset/liability management strategy the Company may sell certain residential mortgage loans in the secondary market. During 2007, 2006, and 2005, the Company sold residential mortgage loans totaling $10.7 million, $12.5 million, and $16.5 million, respectively, and realized gains on these sales of
$159,000, $177,000, and $238,000, respectively. When residential mortgage loans are sold or securitized, the Company typically retains all servicing rights, which provides the Company with a source of fee income. In connection with the sales in 2007, 2006, and 2005, the Company recorded mortgage-servicing assets of
$46,000, $294,000, and $98,000, respectively. As of December 31, 2007, the
Company serviced $154.5 million of residential loans for others compared to
$162.0 million at December 31, 2006.

Amortization of mortgage servicing assets amounted to $122,000 in 2007, $116,000 in 2006 and $127,000 in 2005. At December 31, 2007 and 2006, the Company
serviced residential mortgage loans aggregating $154.5 million and $162.0 million, including loans securitized and held as available-for-sale securities.
Mortgage servicing rights totaled $1.1 million at December 31, 2007 and 2006.
Loans held for sale, which are included in residential real estate in the table above, totaled $482,000, and $169,000 at December 31, 2007 and 2006,
respectively. Residential mortgage loans secured in 2006 totaled $32.0 million.
No loans were securitized in 2007.

Note 5 Loan and Lease Classification Summary and Related Party Transactions
       (continued)

As members of the FHLB, the Company's subsidiary banks may use unencumbered mortgage related assets to secure borrowings from the FHLB. At December 31,
2007, the Company had $135.1 million in term advances from the FHLB that were secured by residential mortgage loans.

The Company's loan and lease customers are located primarily in the upstate New
York communities served by its three subsidiary banks. The Trust Company operates fourteen banking offices in the counties of Tompkins, Cayuga, Cortland, and Schuyler, New York. The Bank of Castile operates fourteen banking offices in
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

Loan transactions with related parties are summarized as follows:

(in thousands)                                          2007           2006
----------------------------------------------------------------------------
Balance at beginning of year                      $   11,031     $   10,854
New Directors/Executive Officers                       2,307            250
Former Directors/Executive Officers                      (42)          (336)
New loans and advancements                             1,945          2,383
Loan payments                                         (2,588)        (2,120)
----------------------------------------------------------------------------
Balance at end of year                            $   12,653     $   11,031
============================================================================

Note 6 Allowance for Loan and Lease Losses

Changes in the allowance for loan and lease losses are summarized as follows:

(in thousands)                           2007          2006         2005
--------------------------------------------------------------------------
Allowance at beginning of year     $   14,328    $   13,677    $   12,549
Provisions charged to operations        1,529         1,424         2,659
Recoveries on loans and leases            510           491           706
Loans and leases charged-off           (1,760)       (1,264)       (2,237)
--------------------------------------------------------------------------
Allowance at end of year           $   14,607    $   14,328    $   13,677
==========================================================================

The Company's recorded investment in loans and leases that are considered impaired totaled $7.1 million at December 31, 2007 and $2.1 million at December
31, 2006. The average recorded investment in impaired loans and leases was $6.8 million in 2007, $2.0 million in 2006, $3.6 million in 2005. The December 31,
2007, recorded investment in impaired loans and leases includes $7.1 million of loans and leases that had related allowances of $520,000. The December 31, 2006, recorded investment in impaired loans and leases includes $1.3 million of loans and leases that had related allowances of $322,000. Interest income recognized on impaired loans and leases, all collected in cash, was $283,000 for 2007,
$92,000 for 2006, and $93,000 for 2005.

The principal balances of nonperforming loans and leases, including impaired loans and leases, are detailed in the table below.

                                                         December 31
(in thousands)                                          2007           2006
----------------------------------------------------------------------------
Loans 90 days past due and accruing               $      312     $        8
Nonaccrual loans                                       8,890          2,994
Troubled debt restructurings not included above          145              0
----------------------------------------------------------------------------
Nonperforming loans and leases                    $    9,347     $    3,002
============================================================================

Note 6 Allowance for Loan and Lease Losses (continued)

The difference between the interest income that would have been recorded if these loans and leases had been paid in accordance with their original terms and the interest income that recorded for the years ended December 31, 2007, 2006, and 2005 was not significant.

Note 7 Goodwill and Other Intangible Assets

Information regarding the carrying amount and the amortization expense of the
Company's acquired intangible assets are disclosed in the tables below.

                                              Gross Carrying    Accumulated    Net Carrying
December 31, 2007  (in thousands)                 Amount        Amortization      Amount
-------------------------------------------------------------------------------------------
Amortized intangible assets:
   Core deposit intangible                    $    5,459        $  5,202       $        257
   Other intangibles                               5,373           2,133              3,240
-------------------------------------------------------------------------------------------
Subtotal amortized intangible assets              10,832           7,335              3,497
Goodwill - Banking segment                         7,100           1,723              5,377
Goodwill - Financial Services segment             17,818             301             17,517
-------------------------------------------------------------------------------------------
Subtotal goodwill                                 24,918           2,024             22,894
-------------------------------------------------------------------------------------------
Total intangible assets                       $   35,750        $  9,359       $     26,391
-------------------------------------------------------------------------------------------

                                              Gross Carrying   Accumulated     Net Carrying
December 31, 2006 (in thousands)                  Amount       Amortization       Amount
-------------------------------------------------------------------------------------------
Amortized intangible assets:
   Core deposit intangible                    $    5,459        $  4,924       $        535
   Other intangibles                               5,152           1,636              3,516
-------------------------------------------------------------------------------------------
Subtotal amortized intangible assets              10,611           6,560              4,051
Goodwill - Banking segment                         7,100           1,723              5,377
Goodwill - Financial Services segment             16,159             301             15,858
-------------------------------------------------------------------------------------------
Subtotal goodwill                                 23,259           2,024             21,235
-------------------------------------------------------------------------------------------
Total intangible assets                       $   33,870        $  8,584       $     25,286
===========================================================================================

The changes in the carrying amount of goodwill for the year ended December 31,
2007 are provided in the following table. The changes in goodwill were in the
Financial Services segment; there were no changes in goodwill in the Banking segment.

                                                                        Gross Carrying     Net Carrying
(in thousands)                                                             Amount            Amount
--------------------------------------------------------------------------------------------------------
Balance as of January 1, 2007                                           $      23,259      $     21,235
Goodwill acquired during the year                                                 157               157
Goodwill related to acquisition of AM&M                                         1,531             1,531
Goodwill adjusted related to acquisition of Carey McKinney Group                  (29)              (29)
--------------------------------------------------------------------------------------------------------
Balance as of December 31, 2007                                         $      24,918      $     22,894
========================================================================================================

At December 31, 2007, the Company had unamortized goodwill related to its various acquisitions totaling $22.9 million compared with $21.2 million at
December 31, 2006. During 2007, the Company recorded additional goodwill of $1.5 million related to the acquisition of AM&M as the requirement for contingent consideration was met resulting in additional consideration being paid. The
Company also recorded goodwill of $110,000 related to the acquisition of Flint
Farrell Agency, and $47,000 related to the acquisition of the assets of Francis
M. Celona, CPA, P.C. Goodwill recorded in the December 2006 acquisition of the
Carey McKinney Group was adjusted downward by $29,000 based on additional information related to the valuation of certain assets acquired and liabilities assumed.

At December 31, 2007 the Company had core deposit intangible assets related to various acquisitions of $257,000 compared to $535,000 at December 31, 2006. The amortization of these intangible assets amounted to $278,000 in 2007 and
$381,000 in 2006.

At December 31, 2007, other intangible assets, consisting of mortgage servicing rights, customer lists and contracts, and covenants-not-to-compete, totaled $3.2 million compared with $3.5 million at December 31, 2006.

The Company reviews its goodwill and intangible assets annually, or more frequently if conditions warrant, for impairment. Based on the Company's 2007 review, there was no impairment of its goodwill or intangible assets.

Note 7 Goodwill and Other Intangible Assets (continued)

Amortization expense related to other intangibles totaled $653,000 in 2007 and
$674,000 in 2006. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2007 is as follows:

Estimated amortization expense: *
     For the year ended December 31, 2008                     $535
     For the year ended December 31, 2009                      383
     For the year ended December 31, 2010                      275
     For the year ended December 31, 2011                      192
     For the year ended December 31, 2012                      153
==================================================================

*Excludes the amortization of mortgage servicing rights. Amortization of mortgage servicing rights was $122,000, $116,000, and $127,000 in 2007, 2006, and 2005, respectively.

Note 8 Premises and Equipment

Premises and equipment at December 31 were as follows:

(in thousands)                                             2007            2006
--------------------------------------------------------------------------------
Land                                                   $  7,591        $  7,611
Premises                                                 47,473          41,122
Furniture, fixtures, and equipment                       31,934          31,118
Accumulated depreciation and amortization               (42,187)        (36,578)
--------------------------------------------------------------------------------
Total                                                  $ 44,811        $ 43,273
================================================================================

Depreciation and amortization expenses in 2007, 2006, and 2005 are included in operating expenses as follows:

(in thousands)                                      2007        2006        2005
--------------------------------------------------------------------------------
Premises                                         $ 1,378     $ 1,148     $ 1,056
Furniture, fixtures, and equipment                 2,431       2,390       2,172
--------------------------------------------------------------------------------
Total                                            $ 3,809     $ 3,538     $ 3,228
================================================================================

The following is a summary of the future minimum lease payments under non-cancelable operating leases as of December 31, 2007:

(in thousands)
---------------------------------------------------------
               2008                              $  1,741
               2009                                 1,551
               2010                                 1,523
               2011                                 1,016
               2012                                   885
            Thereafter                             12,684
---------------------------------------------------------
               Total                             $ 19,400
=========================================================

The Company leases land, buildings and equipment under operating lease arrangements extending to the year 2090. Total rental expense amounted to $2.1 million in 2007, $1.7 million in 2006, and $1.1 million in 2005. Most leases include options to renew for periods ranging from 5 to 20 years. Options to renew are not included in the above future minimum rental commitments. The
Company has two land lease commitments with terms expiring in 2042 and 2090.

Note 9 Deposits

The aggregate time deposits of $100,000 or more were $245.4 million at December
31, 2007, and $313.1 million at December 31, 2006. Scheduled maturities of time deposits at December 31, 2007, were as follows:

                                         Less than    $100,000
(in thousands)                            $100,000    and over       Total
--------------------------------------------------------------------------
Maturity
  Three months or less                  $  124,443   $  97,778   $ 222,221
  Over three through six months            117,953      71,911     189,864
  Over six through twelve months            69,477      70,835     140,312
--------------------------------------------------------------------------
Total due in 2008                          311,873     240,524     552,397
  2009                                      15,328       2,903      18,231
  2010                                       4,200       1,560       5,760
  2011                                       2,495           0       2,495
  2012                                       3,720           0       3,720
  2013 and thereafter                        2,151         388       2,539
--------------------------------------------------------------------------
Total                                   $  339,767   $ 245,375   $ 585,142
==========================================================================

Note 10 Securities Sold Under Agreements to Repurchase and Federal Funds
Purchased

Information regarding securities sold under agreements to repurchase and Federal funds purchased for the years ended December 31, is detailed in the tables below:

Securities Sold Under Agreements to Repurchase
(dollar amounts in thousands)                                        2007        2006        2005
----------------------------------------------------------------------------------------------------
Total outstanding at December 31                                  $ 195,447   $ 191,490   $ 152,651
Maximum month-end balance                                           206,888     191,490     172,353
Average balance during the year                                     198,950     158,818     157,646
Weighted average rate at December 31                                   3.97%       3.92%       3.21%
Average interest rate paid during the year                             4.08%       3.71%       3.07%
====================================================================================================

Federal Funds Purchased
(dollar amounts in thousands)                                        2007        2006        2005
----------------------------------------------------------------------------------------------------
Total outstanding at December 31                                  $       0   $       0   $       0
Maximum month-end balance                                             6,800       3,500       3,000
Average balance during the year                                         176         328         171
Weighted average rate at December 31                                    N/A         N/A         N/A
Average interest rate paid during the year                             5.39%       3.71%       3.25%
====================================================================================================

Securities sold under agreements to repurchase are secured borrowings that typically mature within thirty to ninety days, although the Company has entered into repurchase agreements with the Federal Home Loan Bank ("FHLB") with maturities that extend through 2017. As of December 31, 2007, the Company had
$127.0 million in repurchase agreements with the FHLB, of which $107.0 million mature over one year. Maturities of repurchase agreements due over one year include $12.0 million in 2009, $15.0 million in 2010, $10.0 million in 2011,
$10.0 million in 2013, $5.0 million in 2014, $45.0 million in 2016, and $10.0 million in 2017.

Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Total securities sold under agreements to repurchase at December 31, 2007, includes a $10.0 million, 3-year repo convertible FHLB advance at 5.046%, convertible at the end of 1 year; and a $5.0 million, and a 7-year repo convertible FHLB advance at 4.715%, convertible at the end of 3 years, where the
Company elected to apply the fair value option under SFAS No. 159, The Fair
Value Option for Financial Assets and Financial Liabilities -- Including an
amendment of FASB Statement No. 115 ("SFAS 159"). The $15.0 million identified for fair value were selected because their durations were similar to the durations of trading securities. As of December 31, 2007, the aggregate fair value of the $15.0 million of securities sold under agreements to repurchase was
$15.6 million. For the twelve months ended December 31, 2007, the fair value of these borrowings decreased by $553,000. The change in fair value is included on the Company's Consolidated Statements of Income in "Mark-to-Market (Loss) Gain
on Liabilities Held at Fair Value."

Federal funds purchased are short-term borrowings that typically mature within one to ninety days.

Note 11 Other Borrowings

The following table summaries the Company's borrowings for the years ending
December 31, 2007 and 2006.

(in thousands)                                         2007           2006
--------------------------------------------------------------------------
Overnight FHLB advances                          $   74,800    $    40,500
Term FHLB advances                                  135,914         45,181
Other                                                   148            260
--------------------------------------------------------------------------
Total borrowings                                 $  210,862    $    85,941
==========================================================================

The Company, through its subsidiary banks, had available line-of-credit agreements with banks permitting borrowings to a maximum of approximately $31.6 million at December 31, 2007 and $31.6 million at December 31, 2006. There were no outstanding advances against those lines at December 31, 2006 or 2005.

Through its subsidiary banks, the Company has borrowing relationships with the
FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At December 31, 2007, the unused borrowing capacity on established lines with the FHLB was $348.6 million.

As members of the FHLB, the Company's subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the
FHLB. At December 31, 2007, total unencumbered residential mortgage loans of the
Company were $200.0 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB. At December 31, 2007, there were
$135.9 million in term advances with the FHLB with a weighted average rate of
4.75% compared to $45.2 million at December 31, 2006 with a weighted average rate of 4.46%. The $135.9 million of term advances with the FHLB at December 31,
2007, mature over one year. Maturities of advances due over one year include
$6.1 million in 2009, $10.0 million in 2010, $14.0 million in 2011, $25.0 million in 2012, $20.0 million in 2014, $10.8 million in 2015, and $50.0 million in 2017.

The Company's FHLB borrowings at December 31, 2007 included $129.0 million in fixed-rate callable borrowings, which can be called by the FHLB if certain conditions are met. Additional details on the fixed-rate callable advances are provided in the following table.

            Current                                                        Call
            Balance     Rate      Maturity Date          Call Date       Frequency    Call Features
------------------------------------------------------------------------------------------------------
       $   10,000,000   4.945   December 21, 2010    March 21, 2008      Quarterly   FHLB option
            3,000,000   5.120   January 31, 2011     April 30, 2008      Quarterly   FHLB option
            3,000,000   4.880   January 31, 2011     April 30, 2008      Quarterly   FHLB option
            3,000,000   5.120   March 7, 2011        March 5, 2008       Quarterly   FHLB option
            5,000,000   4.710   November 28, 2011    February 28, 2008   Quarterly   FHLB option
           12,500,000   4.245   September 28, 2012   September 28, 2009  One time    FHLB option
           12,500,000   4.416   September 28, 2012   September 28, 2010  One time    FHLB option
           10,000,000   4.680   June 9, 2014         March 8, 2008       Quarterly   FHLB option
           10,000,000   4.756   June 9, 2014         June 8, 2008        Quarterly   FHLB option
           10,000,000   3.850   June 3, 2015         June 3, 2010        One time    FHLB option
            5,000,000   4.405   March 29, 2017       March 29, 2009      Quarterly   Libor strike 6.0%
            5,000,000   4.894   May 22, 2017         May 22, 2009        Quarterly   Libor strike 7.0%
           10,000,000   4.915   June 8, 2017         June 8, 2010        Quarterly   FHLB option
           10,000,000   5.135   June 8, 2017         June 8, 2008        Quarterly   Libor strike 7.0%
           10,000,000   5.189   June 8, 2017         June 8, 2012        Quarterly   FHLB option
           10,000,000   5.183   June 28, 2017        June 28, 2012       One time    FHLB option
------------------------------------------------------------------------------------------------------
Total  $  129,000,000
======================================================================================================

Other borrowings included a Treasury Tax and Loan Note account with the Federal
Reserve Bank of New York totaling $100,000 at December 31, 2007 and 2006, and borrowings from unrelated financial institutions totaling $48,000 and $160,000 at December 31, 2007 and 2006, respectively.

The Company elected to apply the fair value option for a $10.0 million, 10-year fixed convertible FLHB advance at 5.183%, convertible at the end of 3 years with a maturity of June 28, 2017. The $10.0 million advance identified for fair value was selected because its duration was similar to the durations of trading securities. As of December 31, 2007, the aggregate fair value of the $10.0 million FHLB advance was approximately $10.8 million. For the twelve months ended December 31, 2007, the fair value of this advance decreased by $795,000.
The change in fair value is included on the Company's Consolidated Statements of
Income in "Mark-to-Market (Loss) Gain on Liabilities Held at Fair Value."

Note 11 Other Borrowings (continued)

The following table shows the fair value hierarchy required by SFAS 157.

                                     Fair Value Measurements at December 31, 2007 Using
                             ------------------------------------------------------------------
                                               Quoted Prices                        Significant
                             Carrying      in Active Markets   Significant Other   Unobservable
                                Value   for Identical Assets   Observable Inputs         Inputs
(In thousands)               12/31/07              (Level 1)           (Level 2)      (Level 3)
-----------------------------------------------------------------------------------------------
Securities sold under
   agreements to repurchase $ 15,553               $      0        $     15,553         $     0
Other borrowings              10,795                      0              10,795               0
===============================================================================================

Note 12 Employee Benefit Plans

The Company maintains a noncontributory defined-benefit retirement and pension plan (the "Pension Plan") covering substantially all employees of the Company.
The benefits are based on years of service and percentage of the employees'
average compensation. Assets of the Company's Pension Plan are invested in common and preferred stock, U. S. Government securities, corporate bonds and notes, and mutual funds. At December 31, 2007, the plan assets included 38,357 shares of Tompkins common stock that had a fair value of $1.5 million.

The Company maintains supplemental employee retirement plans (the "SERP") for certain executives. All benefits provided under the SERP are unfunded and the
Corporation makes payments to plan participants.

The Company also maintains a post-retirement life and healthcare benefit plan
(the "Life and Healthcare Plan"), which was amended in 2005. For employees commencing employment after January 1, 2005, the Company does not contribute towards the Life and Healthcare Plan. Retirees and employees who were eligible to retire when the Life and Healthcare Plan was amended were unaffected.
Generally, all other employees were eligible for Health Savings Accounts ("HSA")
with an initial balance equal to the amount of the Company's estimated then current liability. Contributions to the plan are limited to an annual contribution of 4% of the total HSA balances. Employees, upon retirement, will be able to utilize their HSA for qualified health costs and deductibles.

The Company accounts for the Pension Plan in accordance with Statement of
Financial Accounting Standard (SFAS) No. 87 "Employers' Accounting for
Pensions," and SFAS No. 88 "Employers' Accounting for Settlements and
Curtailments of Defined Benefit Pension Plans and for Termination Benefits," as
amended by SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and
Other Postretirement Plans". SFAS No. 158 requires companies to reflect each defined benefit and other postretirement benefits plan's funded status on the company's balance sheet. The Company implemented these provisions for the year ended December 31, 2006. The funded or unfunded status of the Pension Plan, Life and Healthcare Plan, and the SERP are recognized in the accompanying
Consolidated Statements of Condition as other assets or other liabilities.

The Company engages independent, external actuaries to compute the amounts of liabilities and expenses relating to these plans, subject to the assumptions that the Company selects. The benefit obligation for these plans represents the liability of the Company for current and retired employees, and is affected primarily by the following: service cost (benefits attributed to employee service during the period); interest cost (interest on the liability due to the passage of time); actuarial gains/losses (experience during the year different from that assumed and changes in plan assumptions); and benefits paid to participants.

The following table sets forth the changes in the projected benefit obligation for the Pension Plan and SERP and the accumulated benefit obligation for the
Life and Healthcare Plan; and the respective plan assets, and the plans' funded status and amounts recognized in the Company's consolidated statements of condition at December 31, 2007 and 2006 (the measurement dates of the plans).

Note 12 Employee Benefit Plans (continued)

                                       Pension Plan      Life and Healthcare Plan       SERP Plan
--------------------------------------------------------------------------------------------------------
(in thousands)                       2007        2006        2007         2006       2007        2006
--------------------------------------------------------------------------------------------------------
Change in benefit obligation:
   Benefit obligation at
      beginning of year            $ 34,088    $ 32,947    $  5,111    $  4,590    $  7,767    $  6,917
   Service cost                       1,872       1,577         120         108         173          70
   Interest cost                      2,049       1,865         306         260         484         438
   Plan participants'
      contributions                       0           0          81          70           0           0
   Actuarial loss (gain)              1,034      (1,348)       (100)       (148)        338        (254)
   Benefits paid                     (1,474)     (1,306)       (273)       (241)       (256)        (43)
   Business combinations                  0           0           0         472           0           0
   Plan amendments                       27         353           0           0           0         639
--------------------------------------------------------------------------------------------------------
Benefit obligation at end of year  $ 37,596    $ 34,088    $  5,245    $  5,111    $  8,506    $  7,767
--------------------------------------------------------------------------------------------------------
Change in plan assets
   Fair value of plan assets at
      beginning of year            $ 35,717    $ 33,064    $      0    $      0    $      0    $      0
   Actual return on plan assets       2,164       3,959           0           0           0           0
   Plan participants'
      contributions                       0           0          81          70           0           0
   Employer contribution                  0           0         192         171         256          43
   Benefits paid                     (1,474)     (1,306)       (273)       (241)       (256)        (43)
--------------------------------------------------------------------------------------------------------
Fair value of plan assets at
   end of year                     $ 36,407    $ 35,717    $      0    $      0    $      0    $      0
--------------------------------------------------------------------------------------------------------
(Unfunded) funded status           $ (1,189)   $  1,629    $ (5,245)   $ (5,111)   $ (8,506)   $ (7,767)
========================================================================================================

The accumulated benefit obligation for the Pension Plan for 2007 and 2006 was
$36.1 million and $34.1 million, respectively. The accumulated benefit obligation for the SERP for 2007 and 2006 was $5.5 million and $5.2 million, respectively. The unfunded status of the pension, life and healthcare and SERP plans has been recognized in other liabilities in the consolidated statement of condition at December 31, 2007, in the amounts of $1.2 million, $5.2 million, and $8.5 million, respectively. The funded status of the pension plan has been recognized in other assets in the consolidated statement of condition at
December 31, 2006, in the amount of $1.6 million. The unfunded status of the life and healthcare and SERP plans has been recognized in other liabilities in the consolidated balance sheets at December 31, 2006, in the amounts of $5.1 million, and $7.8 million, respectively. An asset is recognized for an overfunded plan and a liability is recognized for an underfunded plan.

Net periodic benefit cost and other comprehensive income includes the following components:

(in thousands)                     Pension Plan         Life and Healthcare Plan        SERP Plan
--------------------------------------------------------------------------------------------------------
Components of net
periodic benefit cost       2007       2006      2005      2007    2006    2005    2007    2006    2005
--------------------------------------------------------------------------------------------------------
Service cost              $ 1,872   $ 1,577   $ 1,624   $   120   $ 108   $ 140   $ 173   $  70   $ 122
Interest cost               2,049     1,865     1,746       306     260     272     484     438     414
Expected return on plan
   assets                  (2,885)   (2,754)   (2,647)        0       0       0       0       0       0
Amortization of prior
   service cost              (107)     (107)     (131)        0       0       5      93      93     106
Recognized net actuarial
   loss                       577       716       669         0       0       0      92     111     111
Amortization of
   transition liability         0         0         0        67      67     103       0       0       0
Other                         N/A       N/A       N/A       N/A     N/A     N/A     N/A     N/A     N/A
--------------------------------------------------------------------------------------------------------
Net periodic benefit
   cost                   $ 1,506   $ 1,297   $ 1,261   $   493   $ 435   $ 520   $ 842   $ 712   $ 753
--------------------------------------------------------------------------------------------------------
Other changes in plan
assets and benefit
obligations recognized
in other comprehensive
income
--------------------------------------------------------------------------------------------------------
Net actuarial loss
   (gain)                 $ 1,755   $     0   $     0   $   (99)  $   0   $   0   $ 338   $   0   $   0
Recognized actuarial
   loss (gain)               (577)        0         0         0       0       0     (92)      0       0
Prior service cost
   (credit)                    27         0         0         0       0       0       0       0       0
Recognized prior
   service cost (credit)      107         0         0         0       0       0     (93)      0       0
Recognized net initial
   obligation                   0         0         0       (67)      0       0       0       0       0
--------------------------------------------------------------------------------------------------------
Recognized in other
   comprehensive income   $ 1,312   $     0   $     0   $  (166)  $   0   $   0   $ 153   $   0   $   0
--------------------------------------------------------------------------------------------------------
Total recognized in net
   periodic benefit cost
   and other
   comprehensive income   $ 2,818   $ 1,297   $ 1,261   $   327   $ 435   $ 520   $ 995   $ 712   $ 753
========================================================================================================

Note 12 Employee Benefit Plans (continued)

Pre-tax amounts recognized as a component of accumulated other comprehensive income as of year-end that have not been recognized as a component of the
Company's combined net periodic benefit cost of the Company's defined benefit retirement and pension plan, post-retirement healthcare benefit plan and SERP are presented in the following table.

                                 Pension Plan          Life and Healthcare Plan          SERP Plan
--------------------------------------------------------------------------------------------------------
(in thousands)              2007            2006          2007          2006        2007          2006
--------------------------------------------------------------------------------------------------------
Net actuarial loss (gain) $ 11,857       $ 10,678      $   (204)      $   (105)   $  1,906      $  1,660
Prior service cost
   (credit)                   (811)          (944)            0              0         598           691
Unrecognized net initial
   obligation                    0              0           386            453           0             0
--------------------------------------------------------------------------------------------------------
Total                     $ 11,046       $  9,734      $    182       $    348    $  2,504      $  2,351
========================================================================================================

The pre-tax amounts included in accumulated other comprehensive income that are expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2008 are shown below.

                                                                   Life and
                                                      Pension    Healthcare
(in thousands)                                           Plan          Plan   SERP Plan
---------------------------------------------------------------------------------------
Actuarial loss                                         $ 590        $   0       $  81
Prior service cost                                      (105)           0          93
Net initial obligation                                     0           67           0
---------------------------------------------------------------------------------------
Total                                                  $ 485        $  67       $ 174
=======================================================================================

Weighted-average assumptions used in accounting for the plans were as follows:

                                 Pension Plan       Life and Healthcare Plan           SERP Plan
--------------------------------------------------------------------------------------------------------
                            2007     2006    2005    2007     2006      2005     2007     2006     2005
--------------------------------------------------------------------------------------------------------
Discount rates:
  Benefit Cost for
     Plan Year              6.00%    5.75%   6.00%   6.00%    5.75%     6.00%    6.00%    5.75%    6.00%
  Benefit Obligation
     at End of Plan Year    6.25%    6.00%   5.75%   6.25%    6.00%     5.75%    6.25%    6.00%    5.75%
  Expected long-term
     return on plan assets  8.25%    8.50%   8.50%    N/A      N/A       N/A      N/A      N/A      N/A
Rate of compensation
  increase
  Benefit Cost for Plan
     Year (1)               5.00%    4.00%   4.00%   4.00%    4.00%     4.00%    5.00%    5.00%    5.00%
  Benefit Obligation at
     End of Plan Year       5.50%    4.00%   4.00%   5.50%    4.00%     4.00%    5.00%    5.00%    5.00%
========================================================================================================

Tompkins Trust Company offers post-retirement life and healthcare benefits, although as previously mentioned, has discontinued adding participants to the plan effective January 1, 2005. The weighted average annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is 8.25% beginning in 2007, and is assumed to decrease gradually to 5.0%
in 2012 and beyond. For every 1% change in the assumed health care cost trend rate, service and interest costs will change approximately $18,000 and the
Company's benefit obligation will change approximately $189,000.

Pension Protection Act of 2006

In August 2006, the President of the United States signed the Pension Protection
Act of 2006 into law. Included in this legislation were changes to the method of valuing pension plan assets and liabilities for funding purposes, as well as the minimum funding levels required by 2008. The Company believes the new requirements will not have a material impact on the Company's cash flow in 2008, as the plan is currently fully funded. The Company will not be required to make a contribution if plan assets exceed plan obligations and current costs.

Cash Flows

Plan assets are amounts that have been segregated and restricted to provide benefits, and include amounts contributed by the Company and amounts earned from investing contributions, less benefits paid. The Company funds the cost of the
SERP and the post-retirement medical and life insurance benefits on a pay-as-you-go basis.

Note 12 Employee Benefit Plans (continued)

The benefits as of December 31, 2007, expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter were as follows:

                                Pension                Life and
(in thousands)                    Plan          Healthcare Plan       SERP Plan
-------------------------------------------------------------------------------
2008                              $ 1,578              $    293        $    267
2009                                1,644                   305             266
2010                                1,831                   331             264
2011                                2,037                   356             262
2012                                2,202                   362             287
2013-2017                          13,842                 1,996           1,847
-------------------------------------------------------------------------------
Total                             $23,134              $  3,643        $  3,193
===============================================================================

Plan Assets

The Company's defined benefit retirement and pension plan weighted-average asset allocations at December 31, 2007 and 2006, by asset category are as follows:

                                             2007          2006
----------------------------------------------------------------
Equity securities                              71%           73%
 Debt securities                               25%           20%
     Other                                      4%            7%
----------------------------------------------------------------
Total Allocation                              100%          100%
================================================================

The Company is not required to make a contribution to its Pension Plan in 2008;
however, the Company expects to contribute $5.0 million to the Pension Plan during the first quarter of 2008.

To develop the expected long-term rate of return on asset assumption, the
Company considered the historical returns and the future expectations for returns for each asset class, as well as target asset allocations of the pension portfolio. Based on this analysis, the Company selected 8.25% as the long-term rate of return on assets assumption.

The discount rate used to determine the Company's pension and other post-retirement benefit obligations as of December 31, 2007, and December 31,
2006, were determined by matching estimated benefit cash flows to a yield curve derived from Citigroup's regular bond yield and above-median bond yield curve at
December 31, 2007.

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

Note 12 Employee Benefit Plans (continued)

The Company has an Employee Stock Ownership Plan (ESOP) and a 401(k) Investment
and Stock Ownership Plan (ISOP) covering substantially all employees of the
Company. The ESOP allows for Company contributions in the form of common stock of the Company. Annually, the Tompkins Board of Directors determines a profit-sharing payout to its employees in accordance with a performance-based formula. A percentage of the approved amount is paid in Company common stock into the ESOP. Contributions are limited to a maximum amount as stipulated in the ESOP. The remaining percentage is either paid out in cash or deferred into the ISOP at the direction of the employee. Compensation expense related to the
ESOP and ISOP totaled $1.4 million in 2007, and $1.6 million in 2006 and 2005.

Under the ISOP, employees may contribute a percentage of their eligible compensation with a Company match of such contributions up to a maximum match of
4%. The Company provided certain matching contributions to the ISOP based upon the amount of contributions made by plan participants. The expense associated with these matching provisions was $1.1 million in 2007, $1.0 million in 2006, and $871,000 in 2005.

Life insurance benefits are provided to certain officers of the Company. In connection with these benefits, the Company reflects life insurance assets on its Consolidated Statements of Condition of $29.8 million at December 31, 2007, and $25.6 million at December 31, 2006. The insurance is carried at its cash surrender value on the Consolidated Statements of Condition. Increases in the
cash surrender value of the insurance are reflected as noninterest income, net of any related mortality expense.

Note 13 Stock Plans and Stock Based Compensation

The Company's 2001 Stock Option Plan, as amended, (the "Stock Option Plan")
authorizes the grant of options to purchase up to 1,131,350 shares of the
Company's common stock. At December 31, 2007, there were 180,611 shares available for grant under the 2001 Plan. The Board of Directors of Tompkins may grant stock options to officers, employees and certain other qualified individuals. Stock options are granted at an exercise price equal to the stock's fair market value at the date of grant, may not have a term in excess of ten years, and have vesting periods that range between one and seven years from the grant date. Prior to the adoption of the Stock Option Plan, the Company had similar stock option plans, which remain in effect solely with respect to unexercised options issued under these plans.

The following table presents the activity related to options under all plans for the twelve months ended December 31, 2007.

                                                                       Weighted Average
                                                     Weighted Average         Remaining      Aggregate
                                  Number of Shares     Exercise Price  Contractual Term  Intrinsic Value
--------------------------------------------------------------------------------------------------------
Outstanding at January 1, 2007             700,877         $    35.50
   Granted                                 296,250              41.25
   Exercised                               (44,186)             24.08
   Expired                                  (8,440)             38.95
   Forfeited                                (5,885)             42.39
--------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2007           938,616         $    37.78              7.19    $   2,556,047
========================================================================================================
Exercisable at December 31, 2007           394,321         $    32.54              4.88    $   2,556,047
--------------------------------------------------------------------------------------------------------

The Company's practice is to issue original issue shares of its common stock upon exercise of stock options rather than treasury shares. The Company granted
296,250 options to its employees in 2007, 234,465 in 2006, and 2,200 in 2005.
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

                                                                     2007        2006         2005
----------------------------------------------------------------------------------------------------
Weighted per share average fair value at grant date                 $ 11.19     $ 11.48     $ 10.10
Risk-free interest rate                                                3.55%       4.32%       4.20%
Expected dividend yield                                                3.12%       2.60%       2.60%
Volatility                                                            32.97%      28.28%      30.00%
Expected life (years)                                                  6.50        6.50        5.00
====================================================================================================

Note 13 Stock Plans and Stock Based Compensation (continued)

The total intrinsic value, which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date, of options exercised was $780,000 in 2007, $2.3 million in 2006 and $1.0 million in 2005.

As of December 31, 2007, unrecognized compensation cost related to unvested stock options totaled $4.3 million. The cost is expected to be recognized over a weighted average period of 5.6 years. The amount of cash received from the exercise of stock options was $647,000 for 2007, $2.2 million for 2006 and
$825,000 for 2005, respectively. The tax benefit realized from stock options exercised during 2007, 2006, and 2005 was $51,000, $410,000, and $239,000,
respectively.

The following summarizes outstanding and exercisable options at December 31,
2007:

                             Options Outstanding                        Options Exercisable
-------------------------------------------------------------------------------------------------
   Range of                    Weighted Average      Weighted                         Weighted
   Exercise       Number           Remaining          Average         Number           Average
    Prices      Outstanding    Contractual Life   Exercise Price   Exercisable    Exercise Price
-------------------------------------------------------------------------------------------------
$15.15-39.25      235,767            3.92            $ 27.97         235,767          $ 27.97
$39.34-39.45      192,869            6.23            $ 39.34         158,554          $ 39.34
$41.00-41.00      266,250            9.91            $ 41.00               0          $ 00.00
$42.39-42.39      243,730            8.15            $ 42.53               0          $ 00.00
-------------------------------------------------------------------------------------------------
                  938,616            7.19            $ 37.78         394,321          $ 32.54
=================================================================================================

Note 14 Income Taxes

The income tax expense (benefit) attributable to income from operations is summarized as follows:

(in thousands)                                                Current        Deferred            Total
-------------------------------------------------------------------------------------------------------
2007
    Federal                                                  $ 12,806        $ (1,351)         $ 11,455
    State                                                         714            (178)              536
-------------------------------------------------------------------------------------------------------
Total                                                        $ 13,520        $ (1,529)         $ 11,991
-------------------------------------------------------------------------------------------------------
2006
    Federal                                                  $ 13,468        $ (1,845)         $ 11,623
    State                                                       1,512            (419)            1,093
-------------------------------------------------------------------------------------------------------
Total                                                        $ 14,980        $ (2,264)         $ 12,716
-------------------------------------------------------------------------------------------------------
2005
    Federal                                                  $ 13,927        $ (1,843)         $ 12,084
    State                                                       1,502            (379)            1,123
-------------------------------------------------------------------------------------------------------
Total                                                        $ 15,429        $ (2,222)         $ 13,207
=======================================================================================================

The primary reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings are as follows:

                                                                         2007        2006        2005
------------------------------------------------------------------------------------------------------
Statutory federal income tax rate                                        35.0%       35.0%       35.0%
    State income taxes, net of federal benefit                            0.9         1.8         1.8
    Tax exempt income                                                    (3.2)       (3.6)       (3.6)
    All other                                                            (1.4)       (1.8)       (0.9)
------------------------------------------------------------------------------------------------------
Total                                                                    31.3%       31.4%       32.3%
======================================================================================================

Note 14 Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows:

(in thousands)                                                                       2007        2006
------------------------------------------------------------------------------------------------------
Deferred tax assets:
    Allowance for loan/lease losses                                              $  5,803    $  5,668
    Compensation and benefits                                                       6,860       6,200
    Other                                                                           2,704       1,712
------------------------------------------------------------------------------------------------------
Total deferred tax assets                                                        $ 15,367    $ 13,580
------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
    Prepaid pension                                                              $  3,895    $  4,521
    Depreciation                                                                      382         581
    Intangibles                                                                       499         668
    Other                                                                             817         567
------------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                                   $  5,593    $  6,337
------------------------------------------------------------------------------------------------------
Net deferred tax asset at year-end                                               $  9,774    $  7,243
------------------------------------------------------------------------------------------------------
Net deferred tax asset at beginning of year                                      $  7,243    $  5,438
------------------------------------------------------------------------------------------------------
Increase in net deferred tax asset                                                  2,531       1,805
Purchase accounting adjustments, net                                               (1,002)        459
------------------------------------------------------------------------------------------------------
Deferred tax benefit                                                             $ (1,529)   $ (2,264)
======================================================================================================

This analysis does not include recorded deferred tax liabilities of $893,000 as of December 31, 2007 and deferred tax assets of $3.2 million as of December 31,
2006 related to the net unrealized holding gain/loss in the available-for-sale securities portfolio. In addition, the analysis excludes the recorded deferred tax assets of $5.5 million and $4.7 million, as of December 31, 2007 and 2006, respectively, related to the employee benefit plans.

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
Based on its assessment, management determined that no valuation allowance is necessary at December 31, 2007 and 2006.

The tax years open to examination by Federal taxing authorities are 2003 through
2006, and the tax years open to State taxing authorities are 2004 through 2006.

Note 15 Commitments and Contingent Liabilities

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

Financial Accounting Standards Board ("FASB") Interpretation No. 45 (FIN No.
45), Guarantor's Accounting and Disclosure Requirements for Guarantees,
Including Indirect Guarantees of Indebtedness of Others; an Interpretation of
FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 requires certain disclosures and potential liability recognition for the fair value at issuance of guarantees that fall within its scope. Based upon management's interpretation of FIN No. 45, the Company currently does not issue any guarantees that would require liability recognition under FIN No. 45, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of December 31, 2007, the Company's maximum potential obligation under standby letters of credit was $52.2 million.
Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions.

Note 15 Commitments and Contingent Liabilities (continued)

The Company's maximum potential obligations to extend credit for loan commitments (unfunded loans, unused lines of credit, and stand-by letters of credit) outstanding on December 31 were as follows:

(in thousands)                                                2007        2006
--------------------------------------------------------------------------------
Loan commitments                                           $  76,152   $  72,504
Stand-by letter of credit                                     52,223      53,875
Undisbursed portion of lines of credit                       272,219     240,325
--------------------------------------------------------------------------------
Total                                                      $ 400,594   $ 366,704
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

At December 31, 2007, the Company had rate lock agreements associated with mortgage loans to be sold in the secondary market (certain of which relate to loan applications for which no formal commitment has been made) amounting to approximately $560,000. In order to limit the interest rate risk associated with rate lock agreements, as well as the interest rate risk associated with mortgages held for sale, if any, the Company enters into agreements to sell loans in the secondary market to unrelated investors on a loan-by-loan basis. At
December 31, 2007, the Company had approximately $656,000 of commitments to sell mortgages to unrelated investors on a loan-by-loan basis.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, based upon the review with counsel, the proceedings are not expected to have a material effect on the Company's financial condition or results of operations.

In October 2007, Visa USA ("Visa") completed a reorganization in contemplation of its initial public offering ("IPO") expected to occur in 2008. As part of that reorganization, Tompkins and other member banks of Visa received shares of common stock of Visa, Inc. Those banks are also obligated under various agreements with Visa to share in losses stemming from certain litigation
("Covered Litigation"). Tompkins is not a named defendant in any of the Covered
Litigation. Although Visa is expected to set aside a portion of the proceeds from its IPO in an escrow account to fund any judgments or settlements that may arise out of the Covered Litigation, recent guidance from the Securities and
Exchange Commission ("SEC") indicates that Visa member banks should record a liability for the fair value of the contingent obligation to Visa. The estimation of the Company's proportionate share of any potential losses related to the Covered Litigation is extremely difficult and involves a great deal of judgment. Nevertheless, in the fourth quarter of 2007 the Company recorded a pre-tax charge of $862,000 ($517,000 after tax effect) related to the Covered
Litigation. In accordance with GAAP and consistent with the SEC guidance, the
Company did not recognize any value for its common stock ownership interest in
Visa, Inc. While the Company expects that our proportional share of the proceeds of Visa's IPO in 2008 will exceed the amount of the Company's charge, there can be no assurance that the restructuring and initial public offering of Visa, Inc.
will be successful and that the shares of Visa, Inc. allocated to the Company will have sufficient value to cover the Company's obligations under the indemnification agreement. Furthermore, additional accruals may be required in future periods should the Company's estimate of its obligations under the indemnification agreement change.

Note 16 Earnings Per Share

Calculation of basic earnings per share (Basic EPS) and diluted earnings per share (Diluted EPS) is shown below. Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on May 15, 2006.

                                                                               Weighted
                                                                   Net          Average
For year ended December 31, 2007                                  Income         Shares       Per Share
(in thousands except share and per share data)                 (Numerator)    (Denominator)    Amount
-------------------------------------------------------------------------------------------------------
Basic EPS:
Income available to common shareholders                         $  26,371       9,696,724     $    2.72

Effect of dilutive securities:
Stock options                                                                      75,572
Shares issuable as contingent consideration
   for acquisition                                                                  9,493

Diluted EPS:
Income available to common shareholders plus
   assumed conversions                                          $  26,371       9,781,789     $    2.70
=======================================================================================================

The effect of dilutive  securities  calculation  for the year ended December 31,
2007, excludes stock options of 383,706 because they are anti-dilutive.

                                                                                Weighted
                                                                   Net          Average
For year ended December 31, 2006                                  Income         Shares       Per Share
(in thousands except share and per share data)                 (Numerator)    (Denominator)    Amount
-------------------------------------------------------------------------------------------------------
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
=======================================================================================================

The effect of dilutive  securities  calculation  for the year ended December 31,
2006, excludes stock options of 206,378 because they are anti-dilutive.

                                                                                Weighted
                                                                   Net          Average
For year ended December 31, 2005                                  Income         Shares       Per Share
(in thousands except share and per share data)                 (Numerator)    (Denominator)    Amount
-------------------------------------------------------------------------------------------------------
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
=======================================================================================================

The effect of dilutive securities calculation for the year ended December 31,
2005, excludes stock options of 58,776 because they are anti-dilutive.

Note 17 Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2007 and 2006. The carrying amounts shown in the table are included in the consolidated statements of condition under the indicated captions.

Estimated Fair Value of Financial Instruments                 2007                      2006
-------------------------------------------------------------------------------------------------------
                                                      Carrying      Fair       Carrying         Fair
(in thousands)                                         Amount       Value       Amount         Value
-------------------------------------------------------------------------------------------------------
Financial Assets:

    Cash and cash equivalents                       $    49,859  $    49,859  $    52,174   $    52,174
    Securities - trading                                 60,135       60,135            0             0
    Securities - available-for-sale                     639,148      639,148      655,322       655,322
    Securities - held-to-maturity                        49,593       50,297       59,038        59,606
    Loans and leases, net (1)                         1,425,515    1,429,109    1,311,970     1,304,968
    Accrued interest receivable                          11,928       11,928       11,725        11,725

Financial Liabilities
    Time deposits                                   $   585,142  $   583,188  $   669,222   $   667,298
    Other deposits                                    1,135,684    1,135,684    1,040,198     1,040,198
    Securities sold under agreements to repurchase      179,894      179,153      191,490       188,375
    Securities sold under agreements to repurchase
       (valued at fair value)                            15,553       15,553            0             0
    Other borrowings                                    200,067      203,061       85,941        85,633
    Other borrowings (valued at fair value)              10,795       10,795            0             0
    Accrued interest payable                              4,147        4,147        4,545         4,545
=======================================================================================================

(1)   Lease receivables, although excluded from the scope of SFAS No. 107, are included in the estimated fair value amounts at their carrying value.

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

CASH AND CASH EQUIVALENTS: The carrying amounts reported in the consolidated statements of condition for cash, noninterest-bearing deposits, and Federal funds sold approximate the fair value of those assets.

SECURITIES: Fair values for securities are based on quoted market prices, where available, as provided by third party pricing vendors. If quoted market prices were not available, fair values are based on quoted market prices of comparable instruments in active markets and/or based upon matrix pricing methodology, which uses comprehensive interest rate tables to determine market price, movement and yield relationships. The carrying amount of FHLB and FRB stock approximates fair value. If the stock is redeemed, the Company will receive an amount equal to the par value of the stock.

LOANS AND LEASES: The fair values of residential loans are estimated using discounted cash flow analyses, based upon available market benchmarks for rates and prepayment assumptions. The fair values of commercial and consumer loans are estimated using discounted cash flow analyses, based upon interest rates currently offered for loans and leases with similar terms and credit quality.

DEPOSITS: The fair values disclosed for noninterest bearing accounts and accounts with no stated maturities are equal to the amount payable on demand at the reporting date. The fair value of time deposits is based upon discounted cash flow analyses using rates offered for FHLB advances, which is the Company's primary alternative source of funds.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE: The carrying amounts of repurchase agreements and other short-term borrowings approximate their fair values. Fair values of long-term borrowings are estimated using a discounted cash flow approach, based on current market rates for similar borrowings. For securities sold under agreements to repurchases where the Company has elected the fair value option, the Company also receives pricing information from third parties, including the FHLB.

OTHER BORROWINGS: The fair values of other borrowings are estimated using discounted cash flow analysis, discounted at the Company's current incremental borrowing rate for similar borrowing arrangements. For other borrowings where the Company has elected the fair value option, the Company also receives pricing information from third parties, including the FHLB.

OFF-BALANCE-SHEET INSTRUMENTS: The fair values of outstanding loan commitments, including unused lines of credit and stand-by letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties' credit standing, and discounted cash flow analyses. In fixed rate loan commitments, fair value estimates also consider the difference between current market rates and the committed rates. At December 31, 2007 and 2006, the fair values of these instruments approximate the value of the related fees and are not significant.

Note 18 Regulations and Supervision

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by Federal bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company's business, results of operation and financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA), banks must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications of the Company and its subsidiary banks are also subject to qualitative judgments by regulators concerning components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total capital and
Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes that the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notifications from Federal bank regulatory agencies categorized the Tompkins Trust Company, The Bank of Castile and Mahopac National Bank as "well capitalized" under the regulatory framework for PCA. To be categorized as well capitalized, the Company and its subsidiary banks must maintain total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the capital category of the Company or its subsidiary banks. Actual capital amounts and ratios of the
Company and its subsidiary banks are as follows:

                                                                   Required                Required
                                                                    to be                   to be
                                              Actual        Adequately Capitalized     Well Capitalized
-------------------------------------------------------------------------------------------------------
(dollar amounts in thousands)              Amount/Ratio          Amount/Ratio            Amount/Ratio
-------------------------------------------------------------------------------------------------------
December 31, 2007
Total Capital (to risk-weighted assets)
   The Company (consolidated)             $ 194,977/12.2%    >$ 127,837/>8.0%         >$ 159,797/>10.0%
   Trust Company                          $  93,009/12.8%    >$  57,981/>8.0%         >$  72,476/>10.0%
   Castile                                $  49,292/10.3%    >$  38,141/>8.0%         >$  47,676/>10.0%
   Mahopac                                $  40,048/10.3%    >$  30,994/>8.0%         >$  38,742/>10.0%
Tier I Capital (to risk-weighted assets)
   The Company (consolidated)             $ 180,236/11.3%    >$  63,919/>4.0%         >$   95,878/>6.0%
   Trust Company                          $  87,028/12.0%    >$  28,990/>4.0%         >$   43,485/>6.0%
   Castile                                $   43,729/9.2%    >$  19,070/>4.0%         >$   28,605/>6.0%
   Mahopac                                $   36,844/9.5%    >$  15,497/>4.0%         >$   23,245/>6.0%
Tier I Capital (to average assets)
   The Company (consolidated)             $  180,236/7.9%    >$  68,809/>3.0%         >$  114,681/>5.0%
   Trust Company                          $   87,028/7.4%    >$  35,235/>3.0%         >$   58,725/>5.0%
   Castile                                $   43,729/6.8%    >$  19,202/>3.0%         >$   32,003/>5.0%
   Mahopac                                $   36,844/7.5%    >$  14,843/>3.0%         >$   24,738/>5.0%
=======================================================================================================
December 31, 2006
Total Capital (to risk-weighted assets)
   The Company (consolidated)             $ 193,830/13.1%    >  118,458/>8.0%         >$ 148,073/>10.0%
   Trust Company                          $ 101,750/14.9%    >$  54,753/>8.0%         >$  68,441/>10.0%
   Castile                                $  46,604/10.7%    >$  34,724/>8.0%         >$  43,405/>10.0%
   Mahopac                                $  38,308/10.8%    >$  28,262/>8.0%         >$  35,327/>10.0%
Tier I Capital (to risk-weighted assets)
   The Company (consolidated)             $ 179,502/12.1%    >$  59,229/>4.0%         >$   88,844/>6.0%
   Trust Company                          $  95,928/14.0%    >$  27,377/>4.0%         >$   41,065/>6.0%
   Castile                                   $41,184/9.5%    >$  17,362/>4.0%         >$   26,043/>6.0%
   Mahopac                                $  35,222/10.0%    >$  14,131/>4.0%         >$   21,196/>6.0%
Tier I Capital (to average assets)
   The Company (consolidated)             $  179,502/8.3%    >$  64,918/>3.0%         >$  108,197/>5.0%
   Trust Company                          $   95,928/8.5%    >$  33,815/>3.0%         >$   56,358/>5.0%
   Castile                                $   41,184/7.1%    >$  17,320/>3.0%         >$   28,866/>5.0%
   Mahopac                                $   35,222/7.5%    >$  14,111/>3.0%         >$   23,519/>5.0%
=======================================================================================================

Note 18 Regulations and Supervision (continued)

The above capital ratios exclude the impact of the adoption of SFAS 158,
"Employers Accounting for Defined Benefit Pension and Other Postretirement
Plans." The federal bank regulatory agencies adopted on December 14, 2006, an interim decision excluding any amounts recorded in accumulated other comprehensive income (loss) resulting from the adoption of SFAS 158.

Generally, dividends from the banking subsidiaries to the Company are limited to retained net profits for the current year and two preceding years, unless specific approval is received from the appropriate bank regulatory authority. At
December 31, 2007 the retained net profits of the Company's bank subsidiaries available to pay dividends were $15.6 million.

Each bank subsidiary is required to maintain reserve balances by the Federal
Reserve Bank of New York. At December 31, 2007, and 2006 the reserve requirements for the Company's banking subsidiaries totaled $3,675,000.

Note 19 Condensed Parent Company Only Financial Statements

Condensed financial statements for Tompkins (the Parent Company) as of December
31 are presented below.

Condensed Statements of Condition

(in thousands)                                                                      2007       2006
-------------------------------------------------------------------------------------------------------

ASSETS
Cash                                                                             $   1,341   $      11
Available-for-sale securities, at fair value                                         1,161       1,161
Investment in subsidiaries, at equity                                              189,528     185,057
Other                                                                                6,536       6,004
-------------------------------------------------------------------------------------------------------
                                                                  Total Assets   $ 198,566   $ 192,233
-------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS EQUITY

Liabilities                                                                      $   1,371   $   2,613
Shareholders' Equity                                                               197,195     189,620
-------------------------------------------------------------------------------------------------------
                                    Total Liabilities and Shareholders' Equity   $ 198,566   $ 192,233
=======================================================================================================

Condensed Statements of Income

(in thousands)                                                        2007          2006        2005
-------------------------------------------------------------------------------------------------------

Dividends from available-for-sale securities                       $       2     $      44   $       4
Dividends received from subsidiaries                                  30,545        20,664      15,556
Other income                                                             129           198         111
-------------------------------------------------------------------------------------------------------
                                         Total Operating Income       30,676        20,906      15,671
-------------------------------------------------------------------------------------------------------

Other expenses                                                         3,413         2,835         923
-------------------------------------------------------------------------------------------------------

                                       Total Operating Expenses        3,413         2,835         923

                Income Before Taxes and Equity in Undistributed       27,263        18,071      14,748
                                       Earnings of Subsidiaries
Income tax benefit                                                     1,330         1,108         331
(Distributions in excess of earnings of subsidiaries) equity in
   undistributed earnings of subsidiaries                             (2,222)        8,588      12,606
-------------------------------------------------------------------------------------------------------
                                                     Net Income    $  26,371     $  27,767   $  27,685
=======================================================================================================

Note 19 Condensed Parent Company Only Financial Statements (continued)

Condensed Statements of Cash Flows

(in thousands)                                                        2007          2006       2005
-------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net income                                                         $  26,371     $  27,767   $  27,685
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Distributions in excess of earnings of subsidiaries
      (equity in undistributed earnings of                             2,222        (8,588)    (12,606)
      subsidiaries)
   Tax benefit of stock options exercised                                  0             0         239
   Stock-based compensation expense                                      713           692           0
   Other, net                                                         (3,658)       (4,232)       (537)
-------------------------------------------------------------------------------------------------------
                      Net Cash Provided by Operating Activities       25,648        15,639      14,781
-------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net cash used in acquisitions                                              0        (1,693)          0
Other, net                                                               (43)         (207)     (1,250)
-------------------------------------------------------------------------------------------------------
                          Net Cash Used in Investing Activities          (43)       (1,900)     (1,250)
-------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Cash dividends                                                       (12,023)      (11,307)    (10,504)
Cash paid in lieu of fractional shares - 10% stock dividend                0           (10)        (13)
Repurchase of common shares                                          (12,914)       (9,983)       (897)
Net proceeds from exercise of stock options                              611         2,251         825
Tax benefits of stock options exercised                                   51           410           0
-------------------------------------------------------------------------------------------------------
                          Net Cash Used in Financing Activities      (24,275)      (18,639)    (10,589)
-------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                        1,330        (4,900)      2,942
Cash at beginning of year                                                 11         4,911       1,969
-------------------------------------------------------------------------------------------------------
                                            Cash at End of Year    $   1,341     $      11   $   4,911
=======================================================================================================

A statement of changes in shareholders' equity has not been presented since it is the same as the Consolidated Statement of Changes in Shareholders' Equity
previously presented.

Note 20 Segment and Related Information

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

Note 20 Segment and Related Information (continued)

Summarized financial information concerning the Company's reportable segments and the reconciliation to the Company's consolidated results is shown in the following table. Investment in subsidiaries is netted out of the presentations below. The "Intercompany" column identifies the intercompany activities of revenues, expenses and other assets between the banking and financial services segment.

                                                    As of and for the year ended December 31, 2007
-------------------------------------------------------------------------------------------------------
                                                               Financial
(in thousands)                                     Banking     Services    Intercompany   Consolidated
-------------------------------------------------------------------------------------------------------
Interest income                                  $   132,172   $     324   $        (55)  $    132,441
Interest expense                                      58,457         10             (55)        58,412
                         Net interest income          73,715         314              0         74,029
-------------------------------------------------------------------------------------------------------
Provision for loan losses                              1,529           0              0          1,529
Noninterest income                                    19,106      25,416           (473)        44,049
Noninterest expense                                   60,377      18,152           (473)        78,056
-------------------------------------------------------------------------------------------------------
                  Income before income taxes          30,915       7,578              0         38,493
-------------------------------------------------------------------------------------------------------
Minority interest                                        131           0              0            131
Provision for income taxes                             9,257       2,734              0         11,991
-------------------------------------------------------------------------------------------------------
                                  Net Income     $    21,527   $   4,844   $          0   $     26,371
=======================================================================================================

-------------------------------------------------------------------------------------------------------
Depreciation and amortization                    $     4,103   $     232   $          0   $      4,334

Assets                                             2,333,513      29,210         (3,264)     2,359,459

Goodwill                                               5,377      17,517              0         22,894

Other intangibles                                      1,340       2,157              0          3,497

Loans, net                                         1,422,098       3,417              0      1,425,515

Deposits                                           1,723,510         329         (3,013)     1,720,826

Equity                                               172,531      24,664              0        197,195
-------------------------------------------------------------------------------------------------------

                                                       As of and for the year ended December 31, 2006
-------------------------------------------------------------------------------------------------------
                                                               Financial
(in thousands)                                     Banking     Services    Intercompany   Consolidated
-------------------------------------------------------------------------------------------------------
Interest income                                  $   120,736   $     311   $         (6)  $    121,041
Interest expense                                      48,179          11             (6)        48,184
-------------------------------------------------------------------------------------------------------
                         Net interest income          72,557         300              0         72,857
-------------------------------------------------------------------------------------------------------
Provision for loan losses                              1,424           0              0          1,424
Noninterest income                                    19,635      21,689           (196)        41,128
Noninterest expense                                   56,788      15,355           (196)        71,947
-------------------------------------------------------------------------------------------------------
                  Income before income taxes          33,980       6,634              0         40,614
-------------------------------------------------------------------------------------------------------
Minority interest                                        131           0              0            131
Provision for income taxes                            10,470       2,246              0         12,716
-------------------------------------------------------------------------------------------------------
                                  Net Income     $    23,379   $   4,388   $          0   $     27,767
=======================================================================================================

-------------------------------------------------------------------------------------------------------
Depreciation and amortization                    $     3,932   $     223   $          0   $      4,155

Assets                                             2,183,880      28,455         (1,498)     2,210,837

Goodwill                                               5,377      15,858              0         21,235

Other intangibles                                      1,663       2,388              0          4,051

Loans, net                                         1,308,544       3,551           (125)     1,311,970

Deposits                                           1,708,792       1,984         (1,356)     1,709,420

Equity                                               168,178      21,442              0        189,620
-------------------------------------------------------------------------------------------------------

Note 20 Segment and Related Information (continued)

                                                             For the year ended December 31, 2005
-------------------------------------------------------------------------------------------------------
                                                                Financial
(in thousands)                                       Banking    Services    Intercompany   Consolidated
-------------------------------------------------------------------------------------------------------
Interest income                                     $ 106,394   $     320   $         (7)  $    106,707
Interest expense                                       31,686           7             (7)        31,686
-------------------------------------------------------------------------------------------------------
                         Net interest income           74,708         313              0         75,021
-------------------------------------------------------------------------------------------------------
Provision for loan losses                               2,659           0              0          2,659
Noninterest income                                     17,946      12,922            (48)        30,820
Noninterest expense                                    53,546       8,661            (48)        62,159
-------------------------------------------------------------------------------------------------------
                  Income before income taxes           36,449       4,574              0         41,023
-------------------------------------------------------------------------------------------------------
Minority interest                                         131           0              0            131
Provision for income taxes                             11,602       1,605              0         13,207
-------------------------------------------------------------------------------------------------------
                                  Net Income        $  24,716   $   2,969   $          0   $     27,685
=======================================================================================================

Unaudited Quarterly Financial Data

                                                                            2007
-------------------------------------------------------------------------------------------------------
(in thousands except per share data)                        First       Second      Third       Fourth
-------------------------------------------------------------------------------------------------------

Interest and dividend income                              $  31,939   $  33,146   $  33,224   $  34,132
Interest expense                                             14,376      14,656      14,721      14,659
Net interest income                                          17,563      18,490      18,503      19,473
Provision for loan/lease losses                                 471         192         387         479
Income before income tax                                      8,407       9,392       9,968      10,595
Net income                                                    5,781       6,361       6,805       7,424
Net income per common share (basic)                             .59         .65         .71         .78
Net income per common share (diluted)                           .58         .65         .70         .77
=======================================================================================================

                                                                            2006
-------------------------------------------------------------------------------------------------------
(in thousands except per share data)                        First      Second       Third       Fourth
-------------------------------------------------------------------------------------------------------

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
=======================================================================================================

Per share data has been  retroactively  adjusted to reflect a 10% stock dividend paid on May 15, 2006.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, including its Chief Executive Officer and Chief
Financial Officer evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2007. Based upon that evaluation, the Company's Chief Executive
Officer and Chief Financial Officer, concluded that as of the end of the period covered by this Form 10-K, the Company's disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted under the Exchange
Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that material information relating to the Company and its subsidiaries is made known to management, including its Chief Executive Officer and Chief Financial
Officer, as appropriate to allow timely decisions regarding disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of
December 31, 2007, management assessed the effectiveness of the Company's internal control over financial reporting based on the framework for effective internal control over financial reporting established in "Internal Control -
Integrated Framework," issued by the Committee of Sponsoring Organizations
(COSO) of the Treadway Commission. Based on its evaluation under the COSO framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management's assessment was reviewed with the Company's Audit Committee of its Board of Directors.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the Company's fourth quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the
Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the material under the captions "Proposal 1 - Election of Directors" and Section
16(a) Beneficial Ownership Reporting Compliance"; the discussion of the
Company's code of ethics under the caption "Corporate Governance Matters-Policy
Regarding Director Attendance at Annual Meetings"; the discussion of director nominees by stockholders and the Audit/Examining Committee under the caption
"Board of Director Meetings and Committees" in the Company's definitive proxy statement relating to its 2008 annual meeting of shareholders to be held May 5,
2008 (the "Proxy Statement"); and the material captioned "Executive Officers of the Registrant" in Part I of this Report on Form 10-K.

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

Information regarding stock-based compensation awards outstanding and available for future grant as of December 31, 2007 is presented in the table below.

-------------------------------------------------------------------------------------------------------
                                                                                 Number of Securities
                                Number of Securities to                         Remaining Available For
                                be Issued Upon Exercise    Weighted Average      Future Issuance Under
                                of Outstanding Options,    Exercise Price of      Equity Compensation
                                      Warrants           Outstanding Options,      Plans (excluding
                                     and Rights           Warrants and Rights  Securities in Column (a)
 Plan Category                          (a)                      (b)                      (c)
-------------------------------------------------------------------------------------------------------
Equity Compensation Plans
   Approved by Security
      Holders                                   938,616              $  37.78                   180,611
Equity Compensation Plans
   Not Approved by Security
   Holders                                            0                     0                         0
-------------------------------------------------------------------------------------------------------

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a)(1) The following financial statements and Report of KPMG are included in this Annual Report on Form 10-K:

            Report of KPMG LLP, Independent Registered Public Accounting Firm

            Report of Independent Registered Public Accounting Firm

            Consolidated Statements of Condition for the years ended December
            31, 2007 and 2006

            Consolidated Statements of Income for the years ended December 31,
            2007, 2006, and 2005

            Consolidated Statements of Cash Flows for the years ended December
            31, 2007, 2006, and 2005

            Consolidated Statements of Changes in Shareholders' Equity for the
            years ended December 31, 2007, 2006, and 2005

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

        3.1     Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's Registration
                Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995, as amended by Certificate of Amendment of the Certificate of Incorporation of the Company filed in 1999, as further amended by Certificate of Amendment of the
                Certificate of Incorporation of the Company, filed with the
                Company's Form 10-Q on August 9, 2007.

        3.2     Bylaws of the Company, as amended through and including July 17,
                2007, incorporated herein by reference to Exhibit 3(ii) to the
                Company's Form 10-Q, filed with the Commission on August 9,
                2007.

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

        10.7    Lease Agreement dated August 20, 1993, between Tompkins County
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
                Commission on August 9, 2006.

        10.22*  Tompkins Financial Corporation Director Compensation for 2008
                (filed herewith)

        14.     Tompkins Trustco, Inc. Code of Ethics For Chief Executive
                Officer and Senior Financial Officers dated April 25, 2006, incorporated herein by reference to Exhibit 10.22 to the
                Company's Annual Report on Form 10-K for the year ended December
                31, 2006, filed with the Commission on March 15, 2007.

        21.     Subsidiaries of Registrant, incorporated by reference to Exhibit
                21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15,
                2004.

        23.     Consent of Independent Registered Public Accounting Firm (filed herewith)

        24.     Power of Attorney, included on page 86 of this Report on Form
                10-K.

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

    TOMPKINS FINANCIAL CORPORATION

By: Stephen S. Romaine
    President and Chief Executive Officer
    (Principal Executive Officer)

    Date: March 10, 2008

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

 Signature              Date     Capacity               Signature                    Date     Capacity

/S/ James J. Byrnes     3/10/08  Chairman of the Board  /S/ Elizabeth W. Harrison    3/10/08  Director
----------------------  -------                         ---------------------------  -------
James J. Byrnes                                         Elizabeth W. Harrison

/S/ Stephen S. Romaine  3/10/08  President and Chief    /S/ Carl E. Haynes           3/10/08  Director
----------------------  -------  Executive Officer      ---------------------------  -------
Stephen S. Romaine               (Principal Executive   Carl E. Haynes
                                 Officer)

/S/ Thomas R. Salm      3/10/08  Vice Chairman,         /S/ Patricia A. Johnson      3/10/08  Director
----------------------  -------  Director               ---------------------------  -------
Thomas R. Salm                                          Patricia A. Johnson

/S/ James W. Fulmer     3/10/08  Vice Chairman,         /S/ Hunter R. Rawlings, III  3/10/08  Director
----------------------  -------  Director               ---------------------------  -------
James W. Fulmer                                         Hunter R. Rawlings, III

/S/ Francis M. Fetsko   3/10/08  Executive Vice         /S/ Michael D. Shay          3/10/08  Director
----------------------  -------  President and          ---------------------------  -------
Francis M. Fetsko                Chief Financial        Michael D. Shay
                                 Officer (Principal
                                 Financial Officer)

/S/ Russell K. Achzet   3/10/08  Director               /S/ Michael H. Spain         3/10/08  Director
----------------------  -------                         ---------------------------  -------
Russell K. Achzet                                       Michael H. Spain

/S/ John E. Alexander   3/10/08  Director               /S/ William D. Spain, Jr.    3/10/08  Director
----------------------  -------                         ---------------------------  -------
John E. Alexander                                       William D. Spain, Jr.

/S/ Reeder D. Gates     3/10/08  Director               /S/ Craig Yunker             3/10/08  Director
----------------------  -------                         ---------------------------  -------
Reeder D. Gates                                         Craig Yunker

/S/ James R. Hardie     3/10/08  Director
----------------------  -------
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

        3.1     Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company's Registration
                Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995, as amended by Certificate of Amendment of the Certificate of Incorporation of the Company filed in 1999, as further amended by Certificate of Amendment of the
                Certificate of Incorporation of the Company, filed with the
                Company's Form 10-Q on August 9, 2007.

        3.2     Bylaws of the Company, as amended through and including July 17,
                2007, incorporated herein by reference to Exhibit 3(ii) to the
                Company's Form 10-Q, filed with the Commission on August 9,
                2007.

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

        10.7    Lease Agreement dated August 20, 1993, between Tompkins County
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
                Commission on August 9, 2006.

        10.22*  Tompkins Financial Corporation Director Compensation for 2008
                (filed herewith)

        14.     Tompkins Trustco, Inc. Code of Ethics For Chief Executive
                Officer and Senior Financial Officers dated April 25, 2006, incorporated herein by reference to Exhibit 10.22 to the
                Company's Annual Report on Form 10-K for the year ended December
                31, 2006, filed with the Commission on March 15, 2007.

        21.     Subsidiaries of Registrant, incorporated by reference to Exhibit
                21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15,
                2004.

        23.     Consent of Independent Registered Public Accounting Firm (filed herewith)

        24.     Power of Attorney, included on page 86 of this Report on Form
                10-K.

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

                      P.O. Box 460, Ithaca, New York 14851
                                 (607) 273-3210

                          www.tompkinsfinancialcorp.com