Form 10-Q
period 2008-03-31
TOMPKINS FINANCIAL CORP
filed 2008-05-12
CIK 1005817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Registrant’s former name (if changed since last report): NA

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒.

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date:

Class	Outstanding as of April 25, 2008

Common Stock, $.10 par value	9,629,693 shares

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share data) (Unaudited)

	As of 03/31/2008	As of 12/31/2007

ASSETS

Cash and noninterest bearing balances due from banks	$54,034	$46,705
Interest bearing balances due from banks	3,592	3,154
Trading securities, at fair value	47,691	60,135
Available-for-sale securities, at fair value	715,689	639,148
Held-to-maturity securities, fair value of $49,684 at March 31, 2008, and $50,780 at December 31, 2007	48,247	49,593
Loans and leases, net of unearned income and deferred costs and fees	1,455,570	1,440,122
Less: Allowance for loan and lease losses	14,781	14,607

Net Loans and Leases	1,440,789	1,425,515

Bank premises and equipment, net	44,654	44,811
Corporate owned life insurance	30,160	29,821
Goodwill	22,973	22,894
Other intangible assets	3,323	3,497
Accrued interest and other assets	39,261	34,186

Total Assets	$2,450,413	$2,359,459

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES AND SHAREHOLDERS’ EQUITY
Deposits:
Interest bearing:
Checking, savings and money market	$864,137	$741,836
Time	600,001	585,142
Noninterest bearing	376,816	393,848

Total Deposits	1,840,954	1,720,826

Federal funds purchased and securities sold under agreements to repurchase, ($15,986 valued at fair value at March 31, 2008 and $15,553 valued at fair value at December 31, 2007).	210,079	195,447
Other borrowings, ($11,210 valued at fair value at March 31, 2008 and $10,795 valued at fair value at December 31, 2007).	156,439	210,862
Other liabilities	31,768	33,677

Total Liabilities	$2,239,240	$2,160,812

Minority interest in consolidated subsidiaries	1,485	1,452

Shareholders’ equity:
Common Stock - par value $.10 per share: Authorized 15,000,000 shares;
Issued: 9,662,340 at March 31, 2008; and 9,615,430 at December 31, 2007	966	962
Additional paid-in capital	149,835	147,657
Retained earnings	61,120	57,255
Accumulated other comprehensive loss	(330)	(6,900)
Treasury stock, at cost – 72,421 shares at March 31, 2008, and 70,896 shares at December 31, 2007	(1,903)	(1,779)

Total Shareholders’ Equity	$209,688	$197,195

Total Liabilities, Minority Interest in Consolidated Subsidiaries and Shareholders’ Equity	$2,450,413	$2,359,459

See accompanying notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (Unaudited)

	Three months ended
	03/31/2008	03/31/2007

INTEREST AND DIVIDEND INCOME
Loans	$24,413	$23,399
Due from banks	77	96
Federal funds sold	20	96
Trading securities	626	569
Available-for-sale securities	8,081	7,243
Held-to-maturity securities	474	536

Total Interest and Dividend Income	33,691	31,939

INTEREST EXPENSE
Deposits:
Time certificates of deposits of $100,000 or more	2,795	4,419
Other deposits	7,161	7,426
Federal funds purchased and securities sold under agreements to repurchase	2,037	1,963
Other borrowings	1,865	568

Total Interest Expense	13,858	14,376

Net Interest Income	19,833	17,563

Less: Provision for loan/lease losses	625	471

Net Interest Income After Provision for Loan/Lease Losses	19,208	17,092

NONINTEREST INCOME
Investment services income	3,669	3,471
Insurance commissions and fees	2,790	2,716
Service charges on deposit accounts	2,525	1,920
Card services income	802	798
Other service charges	621	657
Mark-to-market gains on trading securities	295	452
Mark-to-market loss on liabilities held at fair value	(848)	0
Increase in cash surrender value of corporate owned life insurance	337	272
Gain on VISA stock redemption	1,639	0
Other income	439	136
Net gain on sale of available-for-sale securities	247	23

Total Noninterest Income	12,516	10,445

NONINTEREST EXPENSES
Salary and wages	9,369	8,802
Pension and other employee benefits	2,695	2,503
Net occupancy expense of bank premises	1,621	1,504
Furniture and fixture expense	924	947
Marketing expense	562	635
Professional fees	629	650
Software licenses and maintenance	609	500
Cardholder expense	294	235
Amortization of intangible assets	148	181
Other operating expense	3,530	3,140

Total Noninterest Expenses	20,381	19,097

Income Before Income Tax Expense and Minority
Interest in Consolidated Subsidiaries	11,343	8,440

Minority interest in consolidated subsidiaries	33	33
Income Tax Expense	3,802	2,626

Net Income	$7,508	$5,781

Basic Earnings Per Share	$0.78	$0.59
Diluted Earnings Per Share	$0.77	$0.58

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three months ended
	03/31/2008	03/31/2007

OPERATING ACTIVITIES
Net income	$7,508	$5,781
Adjustments to reconcile net income to net cash Provided by operating activities:
Provision for loan and lease losses	625	471
Depreciation and amortization premises, equipment, and software	1,096	1,066
Amortization of intangible assets	148	181
Earnings from corporate owned life insurance	(337)	(272)
Net amortization on securities	298	339
Mark-to-market gain on trading securities	(295)	(452)
Mark-to-market loss on liabilities held at fair value	848	0
Net gain on sale of available-for-sale securities	(247)	(23)
Net loss (gain) on sale of loans	3	(55)
Proceeds from sale of loans	1,557	2,444
Loans originated for sale	(1,171)	(2,372)
Net (gain) loss on sale of bank premises and equipment	(7)	114
Stock-based compensation expense	243	188
Decrease (increase) in accrued interest receivable	211	(29)
(Decrease) increase in accrued interest payable	(499)	813
Purchases of trading securities	(3,998)	0
Payments/maturities from trading securities	16,653	1,582
Contribution to pension plan	(5,000)	0
Other, net	(6,357)	(4,128)

Net Cash Provided by Operating Activities	11,279	5,648

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities	90,798	25,604
Proceeds from sales of available-for-sale securities	7,464	10,001
Proceeds from maturities of held-to-maturity securities	1,865	4,216
Purchases of available-for-sale securities	(164,079)	(74,124)
Purchases of held-to-maturity securities	(540)	(1,454)
Net increase in loans	(16,288)	(13,990)
Proceeds from sale of bank premises and equipment	16	37
Purchases of bank premises and equipment	(810)	(1,960)
Other, net	(103)	0

Net Cash Used in Investing Activities	(81,677)	(51,670)

FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	105,269	20,791
Net increase in time deposits	14,859	79,533
Net increase in securities sold under agreements to repurchase and Federal funds purchased	14,199	8,175
Increase in other borrowings	20,000	5,000
Repayment of other borrowings	(74,838)	(44,630)
Cash dividends	(3,061)	(2,948)
Common stock repurchased and returned to unissued status	0	(2,714)
Net proceeds from exercise of stock options	1,547	116
Tax benefit from stock options exercises	190	2

Net Cash Provided by Financing Activities	78,165	63,325

Net Increase in Cash and Cash Equivalents	7,767	17,303
Cash and cash equivalents at beginning of period	49,859	52,174

Total Cash & Cash Equivalents at End of Period	$57,626	$69,477

Supplemental Information:
Cash paid during the year for - Interest	$14,357	$13,564
Cash paid during the year for – Taxes	$8,531	$8,513
Transfer of available-for-sale securities to trading securities with adoption of SFAS No. 159	$0	$63,383

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data) (Unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total

Balances at January 1, 2007	$989	$158,203	$44,429	$(12,487)	$(1,514)	$189,620

Comprehensive Income:
Net Income			5,781			5,781
Other comprehensive income				749		749

Total Comprehensive Income						6,530

Cash dividends ($0.30 per share)			(2,948)			(2,948)
Exercise of stock options and related tax benefit (16,531 shares, net)	2	116				118
Common stock repurchased and returned to unissued status (63,700 shares)	(7)	(2,707)				(2,714)
Directors deferred compensation plan (1,419 shares, net)		63			(63)	0
Stock-based compensation expense		188				188
Cumulative effect adjustment – adoption of SFAS 159			(1,522)	1,522		0

Balances at March 31, 2007	$984	$155,863	$45,740	$(10,216)	$(1,577)	$190,794

Balances at January 1, 2008	$962	$147,657	$57,255	$(6,900)	$(1,779)	$197,195

Comprehensive Income:
Net Income			7,508			7,508
Other comprehensive income				6,570		6,570

Total Comprehensive Income						14,078

Cash dividends ($0.32 per share)			(3,061)			(3,061)

Exercise of stock options and related tax benefit (49,658 shares, net)	5	1,732				1,737
Directors deferred compensation plan (1,525 shares, net)		124			(124)	0
Stock-based compensation expense		243				243
Cumulative effect adjustment – split-dollar life insurance			(582)			(582)
Purchase accounting adjustment ((2,748) shares)	(1)	79				78

Balances at March 31, 2008	$966	$149,835	$61,120	$(330)	$(1,903)	$209,688

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

2. Basis of Presentation

The unaudited condensed consolidated financial statements included in this quarterly report have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. In the application of certain accounting policies management is required to make assumptions regarding the effect of matters that are inherently uncertain. These estimates and assumptions affect the reported amounts of certain assets, liabilities, revenues, and expenses in the unaudited condensed consolidated financial statements. Different amounts could be reported under different conditions, or if different assumptions were used in the application of these accounting policies. The accounting policies that management considers critical in this respect are the determination of the allowance for loan and lease losses, and the expenses and liabilities associated with the Company’s pension and post-retirement benefits.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The Company adopted Financial Accounting Standards Board Emerging Issues Task Force (EITF) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, effective January 1, 2008. Other than the adoption of this EITF, there have been no significant changes to the Company’s accounting policies from those presented in the 2007 Annual Report on Form 10-K.

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

3. Accounting Pronouncements

In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The consensus stipulates that an agreement by an employer to share a portion of the proceeds of a life insurance policy with an employee during the postretirement period is a postretirement benefit arrangement required to be accounted for under SFAS No. 106 or Accounting Principles Board Opinion (“APB”) No. 12, “Omnibus Opinion — 1967.” The consensus concludes that the purchase of a split-dollar life insurance policy does not constitute a settlement under SFAS No. 106 and, therefore, a liability for the postretirement obligation must be recognized under SFAS No. 106 if the benefit is offered under an arrangement that constitutes a plan or under APB No. 12 if it is not part of a plan. Issue 06-4 is effective for annual or interim reporting periods beginning after December 15, 2007. The provisions of Issue 06-04 should be applied through either a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or retrospective application. The Company adopted EITF 06-4 on January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings of $582,000.

In December 2007 the FASB issued SFAS No. 141, Business Combinations (Revised 2007) (“SFAS 141R”). SFAS 141R replaces SFAS 141, Business Combinations, and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R may have a significant impact on any future business combinations closing on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (“SAB No. 109”). SAB No. 109 supersedes SAB 105, Application of Accounting Principles to Loan Commitments, and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB No. 109 became effective on January 1, 2008 and did not have a material impact on the Corporation’s financial statements.

4. Mergers and Acquisitions

In November 2007, the Company entered into a definitive agreement under which Tompkins will acquire Sleepy Hollow Bancorp, Inc. in a cash transaction valued at $30.2 million, subject to various regulatory approvals. On April 22, 2008, the Company announced that all regulatory and shareholder approvals had been received. Headquartered in Sleepy Hollow, New York, Sleepy Hollow Bancorp, Inc. has assets of approximately $245 million and is the parent company of Sleepy Hollow Bank, which operates five full-service offices and one limited-service facility, all in Westchester County, New York. Sleepy Hollow Bank has approximately $160 million in loans and $225 million in deposits. Upon completion of the transaction, Sleepy Hollow Bank and Mahopac National Bank will be combined, resulting in a $750 million community bank, with fourteen branches and one limited-service office serving Westchester, Putnam and Dutchess Counties.

5. Earnings Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share (“EPS”). A computation of Basic EPS and Diluted EPS for the three-month periods ending March 31, 2008, and 2007 is presented in the table below.

Three months ended March 31, 2008 (in thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator	Per Share Amount

Basic EPS:
Income available to holders of common stock	$7,508	9,602,478	$0.78

Effect of dilutive securities:
Stock options		94,072

Diluted EPS:
Income available to holders of common stock plus assumed conversions	$7,508	9,696,550	$0.77

The effect of dilutive securities calculation for the three-month period ended March 31, 2008, excludes stock options covering 491,111 shares of common stock because they are anti-dilutive.

Three months ended March 31, 2007 (In thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS:
Income available to holders of common stock	$5,781	9,846,679	$0.59

Effect of dilutive securities:
Stock options		101,136

Diluted EPS:
Income available to holders of common stock plus assumed conversions	$5,781	9,947,815	$0.58

The effect of dilutive securities calculation for the three-month period ended March 31, 2007, excludes stock options covering 287,539 shares of common stock because they are anti-dilutive.

6. Comprehensive Income

	Three months ended
(In thousands)	03/31/2008	03/31/2007

Net income	$7,508	$5,781

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities:
Net unrealized holding gain on available-for-sale securities arising holding gain was $11,017 in 2008 and $1,113 in 2007.during the year. Pre-tax net unrealized	6,610	668

Reclassification adjustment for net realized gain on sale of available-for-sale securities (pre-tax net gain of $247 in 2008 and $23 in 2007	(148)	(14)

Employee benefit plans:
Amortization of actuarial losses, prior service cost, and transition obligation (pre-tax of $180 in 2008 and $158 in 2007)	108	95

Other comprehensive income	6,570	749

Total comprehensive income	$14,078	$6,530

7. Employee Benefit Plans

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

Components of Net Period Benefit Cost

	Pension Benefits		Life and Health		SERP Benefits
	Three months ended		Three months ended		Three months ended
(In thousands)	03/31/2008	03/31/2007	03/31/2008	03/31/2007	03/31/2008	03/31/2007

Service cost	$523	$399	$30	$27	$46	$32
Interest cost	574	501	80	75	129	116
Expected return on plan assets for the period	(820)	(744)	0	0	0	0
Amortization of transition liability	0	0	17	17	0	0
Amortization of prior service cost	(26)	(27)	0	0	23	23
Amortization of net loss	147	123	0	0	19	22

Net periodic benefit cost	$398	$252	$127	$119	$217	$193

The Company realized approximately $108,000 net of tax, for the three months ended March 31, 2008, as amortization of amounts previously recognized in accumulated other comprehensive income.

The Company previously disclosed in its audited consolidated financial statements for the year ended December 31, 2007, contained in the Company’s Annual Report on Form 10-K, that although the Company is not required to contribute to the pension plan in 2008, it may voluntarily contribute to the pension plan in 2008. The Company contributed $5.0 million to the pension plan in the first three months of 2008.

8. Financial Guarantees

Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (FIN No. 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 requires certain disclosures and potential liability recognition for the fair value at issuance of guarantees that fall within its scope. Based upon management’s interpretation of FIN No. 45, the Company currently does not issue any guarantees that would require liability recognition under FIN No. 45, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of March 31, 2008, the Company’s maximum potential obligation under standby letters of credit was $50.7 million. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions.

In the fourth quarter of 2007, the Company, as a Visa member bank, recorded a pre-tax charge of $862,000, representing an estimate of the Company’s proportional share of certain costs and liabilities associated with litigation (“Covered Litigation”) involving Visa. During the first quarter of 2008, Visa successfully completed its initial public offering (“IPO”) and used a portion of the proceeds from the IPO to fund a $3.0 billion litigation escrow account. As a result, the Company reversed $455,000 of the $862,000 total pre-tax charges which the Company had recorded in the fourth quarter of 2007.

9. Segment and Related Information

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

	As of and for the three months ended March 31, 2008

(in thousands)	Banking	Financial Services	Intercompany	Consolidated

Interest income	$33,642	$63	$(14)	$33,691
Interest expense	13,870	2	(14)	13,858

Net interest income	19,772	61	0	19,833

Provision for loan losses	625	0	0	625
Noninterest income	6,212	6,478	(174)	12,516
Noninterest expense	15,393	5,162	(174)	20,381

Income before income taxes	9,966	1,377	0	11,343

Minority interest	33	0	0	33
Provision for income taxes	3,323	479	0	3,802

Net Income	$6,610	$898	$0	$7,508

Depreciation and amortization	$1,036	$60	$0	$1,096
Assets	2,423,102	31,196	(3,885)	2,450,413
Goodwill	5,377	17,596	0	22,973
Other intangibles	1,257	2,066	0	3,323
Loans, net	1,437,606	3,183	0	1,440,789
Deposits	1,844,430	290	(3,766)	1,840,954
Equity	184,021	25,667	0	209,688

	As of and for the three months ended March 31, 2007

(in thousands)	Banking	Financial Services	Intercompany	Consolidated

Interest income	$31,872	$68	$(1)	$31,939
Interest expense	14,376	1	(1)	14,376

Net interest income	17,496	67	0	17,563

Provision for loan losses	471	0	0	471
Noninterest income	4,344	6,130	(29)	10,445
Noninterest expense	14,632	4,494	(29)	19,097

Income before income taxes	6,737	1,703	0	8,440

Minority interest	33	0	0	33
Provision for income taxes	2,006	620	0	2,626

Net Income	$4,698	$1,083	$0	$5,781

Depreciation and amortization	$995	$97	$0	$1,092
Assets	2,256,760	25,745	(2,659)	2,279,846
Goodwill	5,377	15,852	0	21,229
Other intangibles	1,573	2,289	0	3,862
Loans, net	1,321,981	3,491	0	1,325,472
Deposits	1,810,080	2,328	(2,664)	1,809,744
Equity	169,373	21,421	0	190,794

10. Fair Value

The Company adopted SFAS No. 157, Fair Value Measurements, on January 1, 2007. The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Fair Value Measurements
March 31, 2008

(In thousands)	Carrying Value 03/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Trading securities	$47,691	$47,691	$0	$0
Available-for-sale securities	715,689	0	713,718	1,971
Borrowings	27,196	0	27,196	0

The change in the book value of the $2.0 million of available-for-sale securities valued using significant unobservable inputs (Level 3), between January 1, 2008 and March 31, 2008 was immaterial in relation to the total market value of available-for-sale securities.

The Company determines fair value for its trading securities using independently quoted market prices. The Company determines fair value for its available-for-sale securities using an independent bond pricing service for identical assets or very similar securities. The pricing service uses a variety of techniques to determine fair value, including market maker bids, quotes and pricing models. Inputs to the model include recent trades, benchmark interest rates, spreads, and actual and projected cash flows.

The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party. The Company’s potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLB borrowings for the three months ended March 31, 2008.

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent impaired loans, other real estate owned, goodwill and other intangible assets. During the three months ended March 31, 2008, the impact of any fair value adjustments on these nonrecurring items was not material.

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

Banking services consist primarily of attracting deposits from the areas served by the Company’s 39 banking offices and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans (including commercial loans collateralized by real estate), and leases. The Company’s principal expenses are interest on deposits, interest on borrowings, and operating and general administrative expenses, as well as provisions for loan/lease losses. Funding sources, other than deposits, include borrowings, securities sold under agreements to repurchase, and cash flow from lending and investing activities.

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

Competition for commercial banking and other financial services is strong in the Company’s market area. Competition includes other commercial banks, savings and loan associations, credit unions, finance companies, Internet-based financial services companies, mutual funds, insurance companies, brokerage and investment companies, and other financial intermediaries. The Company differentiates itself from its competitors through its full complement of banking and related financial services, and through its community commitment and involvement in its primary market areas, as well as its commitment to quality and personalized banking services. Banking and financial services are also highly regulated. As a financial holding company of three community banks, the Company is subject to examination and regulation by the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of the Comptroller of Currency, and the New York State Banking Department. Additionally, the Company is subject to examination and regulation from the New York State Insurance Department, the Securities and Exchange Commission and the Financial Industry Regulatory Authority.

Other external factors affecting the Company’s operating results are market rates of interest, the condition of financial markets, and both national and regional economic conditions. Trends in market interest rates and competitive pressures have been challenging for the banking subsidiaries over the past several years. Growth in loans and deposits as well as continued efforts to expand fee-based businesses have helped to offset the pressures of the current interest rate environment. Subprime lending and declining real estate values have also adversely affected the financial services industry in 2007 and 2008, with significant write-downs taken by large financial institutions related to subprime exposure. The Company has not engaged in the origination or purchase of subprime loans or securities as a line of business. The Company’s asset quality remains solid with nonperforming assets representing 0.38% of total assets at March 31, 2008 compared to 0.34% of total assets at March 31, 2007. The Company’s community bank subsidiaries operate, in the aggregate, 39 banking offices, including one limited-service office, serving communities in many upstate New York markets. Economic climates in these markets vary by region.

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2008. It should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and the unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies

In the course of the Company’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Company. Some of these policies are more critical than others. Management considers the accounting policy relating to the allowance for loan and lease losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan and lease portfolio and the material effect that these estimates can have on the Company’s results of operations.

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

Since the methodology is based upon historical experience and trends, as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, and changes in local property values. While management’s evaluation of the allowance for loan and lease losses as of March 31, 2008, considers the allowance to be adequate, under adversely different conditions or assumptions, the Company would need to increase the allowance.

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

All accounting policies are important and the reader of the Company’s financial statements should review these policies, described in Note 1 to the notes to consolidated financials statements to the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, to gain a greater understanding of how the Company’s financial performance is reported.

OVERVIEW

Net income for the first quarter of 2008 was $7.5 million or $0.77 per diluted share compared to $5.8 million or $0.58 per diluted share for the first quarter of 2007, and $7.4 million or $0.77 per diluted share for the fourth quarter of 2007. First quarter 2008 net income benefited from solid growth in net interest income and noninterest income, partially offset by higher noninterest expenses. Noninterest income for the first quarter of 2008 included $1.6 million of pre-tax other income related to the Visa, Inc.’s initial public offering (“Visa IPO”), consisting of a $1.2 million gain on the mandatory partial redemption of Visa stock and a $0.4 million partial reversal of an accrual for indemnification charges established in the fourth quarter of 2007. The $1.6 million of pre-tax income added $0.10 to first quarter 2008 diluted earnings per share.

Return on average assets (ROA) for the quarter ended March 31, 2008 was 1.26% compared to 1.05% for the quarter ended March 31, 2007. Return on average shareholders’ equity (ROE) for the first quarter of 2008 was 14.93%, compared to 12.39% for the same period in 2007. The increase in ROA and ROE reflects the higher net income in the first quarter of 2008 compared to the same period in 2007, partially offset by growth in average assets and average equity for the three months ended March 31, 2008, compared to the same period in 2007.

Total revenues, consisting of net interest income and noninterest income, were $32.3 million in the first quarter of 2008, up 15.5% over the comparable period in 2007. The increase in revenues reflects growth in both net interest income and noninterest income. Net interest income for the first quarter of 2008, was up 12.9% over the same period prior year and up 1.8% over the fourth quarter of 2007. First quarter 2008 net interest income benefited from growth in average earnings assets and an increased net interest margin over the comparable quarter of 2007. The 200 basis point decline in short term rates during the first quarter of 2008 contributed to the decrease in interest expense in the quarter over the same period in 2007.

Noninterest income was up 19.8% for the first quarter of 2008 over the same period in 2007, with growth in all major fee based products and services. The growth in noninterest income reflects the successful implementation of certain profit improvement initiatives, the gain related to the Visa IPO, and gains on the sale of available-for-sale securities. Partially offsetting these positive factors are net mark-to-market losses of $553,000 related to securities and borrowings held at fair value.

Noninterest expenses were up 6.7% for the quarter over the same period in 2007. The increase was mainly in compensation and benefits related expenses, reflecting annual merit increases, and stock-based and other incentive compensation accruals.

Segment Reporting

The Company has identified two business segments, banking and financial services. Financial services activities consist of the results of the Company’s trust, financial planning and wealth management, broker-dealer services, and risk management operations. All other activities are considered banking.

The Banking segment reported net income for the first three months of 2008 of $6.6 million, up $1.9 million or 40.7% from net income of $4.7 million in 2007. Net income for the first quarter of 2008 included pre-tax income of $1.6 million ($983,000 after-tax) related to the Visa IPO. Net interest income for the three months ended March 31, 2008, was $19.8 million, up $2.3 million or 13.0% over 2007, driven by growth in average earning assets and a reduction in funding costs. Deposit rates came down in the fourth quarter of 2007 and the first quarter of 2008 in response to the Federal Reserve’s cut of short-term interest rates. Noninterest income of $6.2 million for the first quarter of 2008 was up $1.9 million or 43.0%, from the same period in 2007, mainly a result of the Visa IPO. Service charges on deposit accounts were up $605,000 or 31.5% in the first quarter of 2008 over the same period in 2007. Noninterest expenses totaled $15.4 million in 2008, an increase of $761,000 or 5.2% over the same period in 2007. The increase was mainly in compensation and benefits related expenses, reflecting annual merit increases, and stock-based and other incentive compensation accruals.

The Financial Services segment had net income of $898,000 in the first quarter of 2008, a decrease of $185,000 or 17.1% from net income of $1.1 million in the same quarter of the prior year. Noninterest income derived from the Financial Services segment was $6.5 million in 2008, an increase of $348,000 or 5.7% over the same period in 2007. Trust and investment fees are generally based on the market value of assets within each account. Volatility in the equity and bond markets impacts the market value of assets and related investment fees. Noninterest expenses of $5.2 million in 2008 were up $668,000 or 14.9% over the same period prior year. The increase was mainly in compensation and benefits related expenses, reflecting annual merit increases, and stock-based and other incentive compensation accruals.

RESULTS OF OPERATIONS

Net Interest Income

The following table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Taxable-equivalent net interest income increased by $2.3 million, or 12.6% for the three months ended March 31, 2008, compared to the same period in 2007. The increase primarily resulted from an increase in the average volume of interest-earning assets, an increase in net interest margin compared to same period prior year, and an increase in the number of days in the first quarter of 2008 due to leap year. The Company’s net interest margin in the first quarter of 2008 benefited from the Federal Reserve’s 200 basis points reduction in short term rates during the first quarter of 2008. The lower short-term market rates led to a decrease in the yield on average earning assets for the quarter; however, the decrease in yield on average earning asset was more than offset by lower funding costs, resulting in an increase in the net interest margin for the quarter over the same quarter prior year. The net interest margin for the first quarter of 2008 was 3.68% compared to 3.55% for the same period of the prior year, and 3.70% for the fourth quarter of 2007.

Taxable-equivalent interest income was up 5.4% for the first quarter of 2008 over the comparable period in 2007. The growth in taxable-equivalent interest income was primarily a result of higher average loan volumes as average yields were down with the decrease in market interest rates. Average loan balances were up 9.0% quarter-to-date over the same period in 2007. Loan growth was seen in commercial, commercial real estate and residential real estate loans. For the three months ended March 31, 2008, the average yield on loans and leases was 6.79%, down 36 basis points compared to the same period in 2007. Average balances and average yields on securities were up for the quarter over the corresponding period in 2007. The average yield on securities was up 14 basis points in the first quarter of 2008 over the same period prior year.

Interest expense was down 3.6% for the first quarter of 2008 compared to the corresponding period in 2007, driven by lower deposit rates and an increase in the volume of noninterest bearing deposits and lower costing savings and money market deposits. The decrease in short-term market rates during the first quarter of 2008 contributed to a 56 basis point decrease in the average rate paid on deposits. The average rate paid on deposits for the three months ended March 31, 2008 was 2.81% compared to 3.37% for the same period in 2007. Average interest-bearing deposit balances for the three months ended March 31, 2008, were flat compared to the three month period ended March 31, 2007, as increases in average savings and money market deposit balances were offset by decreases in more rate sensitive time deposit balances. Average time deposit balances for the first quarter of 2008, were down $108.9 million, or 15.0% from 2007, as management lowered the rates on these deposit products in response to rate cuts by the Federal Reserve Board. Average balances of securities sold under agreements to repurchase and other borrowings were up for the first quarter 2008 over the same period prior year, to partially fund growth in average earning assets.

Average Consolidated Balance Sheet and Net Interest Analysis

	Year to Date Period Ended Mar-08			Year to Date Period Ended Mar-07

(Dollar amounts in thousands)	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate

ASSETS
Interest-earning assets
Certificates of deposit with other banks Securities (1)	$11,042	$77	2.80%	$8,389	$96	4.64%
U.S. Government securities	565,869	6,875	4.89%	527,268	6,227	4.79%
Trading securities	52,906	626	4.76%	62,786	569	3.68%
State and municipal (2)	100,629	1,544	6.17%	103,929	1,562	6.10%
Other securities (2)	51,423	711	5.56%	36,619	564	6.25%

Total securities	770,827	9,756	5.09%	730,602	8,922	4.95%
Federal funds sold	2,936	20	2.74%	7,978	96	4.88%
Loans, net of unearned income (3)
Real estate	970,778	16,181	6.70%	885,416	14,813	6.78%
Commercial loans (2)	383,995	6,620	6.93%	351,713	7,046	8.12%
Consumer loans	79,054	1,467	7.46%	81,429	1,413	7.04%
Direct lease financing	14,391	192	5.37%	10,374	160	6.25%

Total loans, net of unearned income	1,448,218	24,460	6.79%	1,328,932	23,432	7.15%

Total interest-earning assets	2,233,023	34,313	6.18%	2,075,901	32,546	6.36%

Other assets	172,017			158,306

Total assets	$2,405,040			$2,234,207

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	809,456	3,594	1.79%	699,810	3,233	1.87%
Time deposits > $100,000	273,598	2,795	4.11%	356,746	4,419	5.02%
Time deposits < $100,000	339,271	3,530	4.18%	345,275	3,900	4.58%
Brokered time deposits < $100,000	4,070	37	3.66%	23,791	293	4.99%

Total interest-bearing deposits	1,426,395	9,956	2.81%	1,425,622	11,845	3.37%

Federal funds purchased & securities sold under agreements to repurchase	210,850	2,037	3.89%	196,353	1,963	4.05%
Other borrowings	159,708	1,865	4.70%	49,557	568	4.65%

Total interest-bearing liabilities	1,796,953	13,858	3.10%	1,671,532	14,376	3.49%

Noninterest bearing deposits	368,699			339,302
Accrued expenses and other liabilities	34,967			32,972

Total liabilities	2,200,619			2,043,806

Minority interest	2,226			1,467

Shareholders’ equity	202,195			188,934

Total liabilities and shareholders’ equity	$2,405,040			$2,234,207

Interest rate spread			3.08%			2.87%

Net interest income/margin on earning assets		$20,455	3.68%		$18,170	3.55%

Tax equivalent adjustment		(622)			(607)

Net interest income per consolidated Financial statements		$19,833			$17,563

(1)	Average balances and yields exclude unrealized gains and losses on available-for-sale securities.

(2)	Interest income includes the effects of taxable-equivalent adjustments using a blended Federal and State income tax rate of 40% to increase tax exempt interest income to a taxable-equivalent basis.

(3)

Nonaccrual loans are included in the average loans totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents management’s estimate of the expense necessary to maintain the allowance for loan and lease losses at an adequate level. The provision for loan and lease losses was $625,000 for the three months ended March 31, 2008, compared to $471,000 for the same period in 2007. The allowance for loan and lease losses, as a percentage of period end loans was 1.02% at March 31, 2008, compared to 1.08% at March 31, 2007. Refer to the section captioned “Allowance for Loan and Lease Losses and Nonperforming Assets” elsewhere in report for further details on the allowance for loan and lease losses.

Noninterest Income

Noninterest income is a significant source of income for the Company, representing 38.7% of total revenues in the first quarter of 2008, compared to 37.3% in the first quarter of 2007. Noninterest income for the three months ended March 31, 2008, was $12.5 million, an increase of 19.8% from the same period in 2007. Noninterest income in 2008 included $1.6 million of pre-tax other income related to proceeds received from the Company’s allocation of the Visa, Inc. initial public offering (the “Visa IPO”), consisting of a $1.2 million gain on the partial redemption of Visa stock and a $0.4 million partial reversal of a fourth quarter 2007 accrual for indemnification charges. Visa withheld a portion of the shares allocated to its member banks to create an escrow account to cover the costs and liabilities associated with certain litigation for which its member banks are obligated to indemnify Visa. Visa’s funding of this escrow account allowed member banks to reverse litigation related accruals made in the fourth quarter of 2007, up to each bank’s proportionate membership interest of the $3.0 billion used to fund the escrow account. Although management does not expect additional expense related to the Visa litigation, additional accruals may be required in future periods should the Company’s estimate of its obligations under the indemnification agreement change.

Investment services income was $3.7 million in the first quarter of 2008, up 5.7% over the same period in 2007. Investment services reflects income from Tompkins Investment Services (“TIS”), a division within Tompkins Trust Company, and AM&M. Investment services income includes: trust services, financial planning, wealth management services, and brokerage related services. TIS generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing investments in employee benefits plans. TIS also oversees retail brokerage activities in the Company’s banking offices. TIS revenues for the three months ended March 31, 2008, increased by $128,000 or 8.2%, as compared to the same period in 2007. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market has a considerable impact on fee income. The market value of assets managed by, or in custody of, TIS was $1.8 billion at March 31, 2008, up 5.9% from $1.7 billion at March 31, 2007. These figures include $523.2 million and $503.8 million, respectively, of Company-owned securities of which TIS is custodian. Trends for new business in trust and investment services remain positive.

AM&M provides fee-based financial planning services, wealth management services, and brokerage services to independent financial planners and investment advisors. AM&M revenues increased by $70,000 or 3.7% for the three months ended March 31, 2008, compared to the same periods in 2007. Growth in financial planning and wealth management fees were partially offset by lower broker-dealer fees, which were unfavorably impacted by weak equities markets. The market value of assets under management by AM&M was $524.1 million at March 31, 2008, up 8.9% from $481.2 million at March 31, 2007.

Insurance commissions and fees for the three months ended March 31, 2008, increased by $74,000 or 2.7%, as compared to the same period in 2007. Personal line revenues were up in the first quarter 2008 over the same period in 2007, while commercial revenues were below the same period prior year.

Service charges on deposit accounts for the three months ended March 31, 2008, increased by $605,000 or 31.5% as compared to the same period in 2007. The largest component of this category is overdraft fees, which is largely driven by customer activity. Customer activity has been changing over the past several years, with electronic transactions such as debit cards and Internet banking reducing the volume of checks. The Company reviewed and revised the way that it processes these transactions during the second quarter of 2007 to process electronic transactions substantially the same as paper transactions, which has had a favorable impact on overdraft income.

Net mark-to-market losses on securities and borrowings held at fair value totaled $553,000 for the three months ended March 31, 2008, compared to net mark-to-market gains on securities held at fair value of $452,000 for the three months ended March 31 2007. Mark-to-market losses or gains relate to the change in the fair value of securities and borrowings where the Company has elected the fair value option. Lower market rates contributed to the favorable mark-to-market gains during the quarter for the securities held at fair value and the unfavorable mark-to-market losses during the quarter for the borrowings held at fair value. There were no liabilities held at fair value during the first quarter of 2007.

Noninterest income for the first quarter of 2008 includes $337,000 of income relating to increases in the cash surrender value of corporate owned life insurance (COLI). This compares to $272,000 for the same period in 2007. The COLI relates to life insurance policies covering certain executive officers of the Company. The Company’s average investment in COLI was $30.0 million for the three-month period ended March 31, 2008, compared to $25.7 million for the same period in 2007. During the fourth quarter of 2007, the Company purchased $3.0 million of additional insurance. Although income associated with the insurance policies is not included in interest income, the COLI produced a tax-equivalent return of 7.5% for the first three months of 2008, compared to 7.2% for the same period in 2007.

Other income increased by $2.0 million for the three months ended March 31, 2008, from the same period prior year. The increase was mainly a result of the previously mentioned income from the Visa IPO. Other income for the three months ended March 31, 2007 included losses on the disposition/retirement of fixed assets.

Noninterest Expenses

Total noninterest expenses increased 6.7% to $20.4 million for the three months ended March 31, 2008, compared to $19.1 million for the same period in 2007. Changes in the components of noninterest expense are discussed below.

Personnel-related expense increased by $760,000 or 6.7% for the three-month period ended March 31, 2008, over the same period in 2007. Salaries and wages for the three months ended March 31, 2008 were up $568,000 or 6.5%, compared to the same period in 2007. The increase was primarily related to annual merit increases and increases in stock-based and other incentive compensation accruals. Pension and other employee benefits for the three months ended March 31, 2008, were up by $192,000 or 7.7%, compared to the same period prior year. The increase was mainly a result of higher pension expenses.

Expenses related to bank premises and furniture and fixtures increased by $94,000 or 3.8% for the three-month period ended March 31, 2008. Increases in depreciation, real estate taxes and utilities contributed to the increased expenses for premises and furniture and fixtures year-over-year.

Marketing expense for the three months ended March 31, 2008, were down by $73,000 or 11.5% compared to the same period prior year.

Software licensing and maintenance expense for the three months ended March 31, 2008 increased by $109,000 or 21.8% over the same period in 2007. Contributing to the increase in 2008 was an increase in core operating system expense, and process improvement related initiatives.

Cardholder expenses were up $59,000 or 25.1% for the three months ended March 31, 2008 compared to the same period in 2007. The increase in 2008 was primarily related to an increase in debit card expense.

Other operating expenses increased by $390,000 or 12.4% for the three months ended March 31, 2008, compared to the same period in 2007. Contributing to the increase in other operating expenses were the following: printing and supplies (up $40,000); deposit insurance (up $68,000), and merger related expenses (up $38,000).

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes. The provision for the three months ended March 31, 2008, was $3.8 million, compared to $2.6 million for the same period in 2007. The Company’s effective tax rate for the first quarter of 2008 was 33.5%, compared to 31.1% for the same period in 2007. The increase in the effective tax rate was primarily the result of nontaxable items representing a smaller percentage of the higher pre-tax income for the three months ended March 31, 2008 as compared to the prior year quarter.

FINANCIAL CONDITION

Total assets were $2.5 billion at March 31, 2008, up 3.9% over December 31, 2007, and up 7.5% over March 31, 2007. Asset growth over year-end 2007 included a $62.8 million increase in securities, a $15.3 million increase in the total loans and leases, and a $7.8 million increase in cash and equivalents. Total securities were up 8.4% compared to year-end 2007, primarily in bonds issued by U.S. Government sponsored agencies. As of March 31, 2008, the trading portfolio totaled $47.7 million, down from $60.1 million at December 31, 2007. The decrease reflects maturities during the first quarter of 2008. Since year-end 2007, the fair value of the trading securities increased by $295,000. The growth in total loans and leases, which represented a 1.1% increase from year-end 2007, was primarily in commercial and residential real estate loans; the consumer portfolio was down $2.2 million, or 2.8% from year-end 2007.

Total deposits were $1.8 billion at March 31, 2008, up about 7.0% from year-end 2007, and up $31.1 million or 1.7% from March 31, 2007. The growth in total deposits since December 31, 2007, was in money market and savings balances, which were up 16.5% from December 31, 2007. The increase in money market and savings balances was mainly in municipal deposit accounts and is partially due to the seasonal nature of these relationships. Time deposit balances were up 2.5% from year-end 2007 and down 19.9% from quarter-ended March 31, 2007. The decrease from the March 31, 2007 quarter end, was primarily due to lower municipal time deposits and brokered time deposits, and mainly reflects the decrease in rates paid on these deposits. Other borrowings decreased $54.4 million from year-end 2007 to $156.4 million at March 31, 2008, as the Company paid down some overnight FHLB borrowings with the increase in deposit balances. During the second quarter of 2007, the Company elected the fair value option for $25.0 million of FHLB borrowings incurred during the quarter. Since December 31, 2007, the fair value of these borrowings decreased by $848,000.

Nonperforming loans were $9.2 million at March 31, 2008, up from $7.4 million at March 31, 2008, and down from $9.4 million at December 31, 2007. Nonperforming loans represented 0.63% of total loans at March 31, 2008, compared to 0.55% of total loans at March 31, 2007. For the three months ended March 31, 2008, net charge-offs were $451,000, up from $276,000 in the same period of 2007.

Recently, there has been significant attention to subprime consumer real estate lending in the media. The Company has not engaged in the origination or purchase of subprime loans as a line of business and residential loan charge-offs amount to only $15,000 for the current year-to-date compared to $78,000 for the same period in 2007.

Capital

Total shareholders’ equity totaled $209.7 million at March 31, 2008, an increase of $12.5 million from December 31, 2007. Additional paid-in capital increased by $2.1 million, from $147.7 million at December 31, 2007, to $149.8 million at March 31, 2008, reflecting $1.7 million in proceeds from stock option exercises and $243,000 related to stock-based compensation. Retained earnings increased $3.8 million from $57.3 million at December 31, 2007, to $61.1 million at March 31, 2008, reflecting net income of $7.5 million less dividends paid of $3.1 million and a cumulative-effect adjustment of $582,000 related to the adoption of EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.Accumulated other comprehensive loss decreased by $6.6 million from a net unrealized loss of $6.9 million at December 31, 2007, to a net unrealized loss of $330,000 at March 31, 2008, reflecting a decrease in unrealized losses on available-for-sale securities due to lower market rates, and amounts recognized in other comprehensive income related to postretirement benefit plans.

The Company paid a quarterly cash dividend of $0.32 per common share during the first quarter of 2008, and a quarterly cash dividend of $0.30 per common share in the first quarter of 2007. The dividend payout ratios for the first quarter of 2008 and 2007 were 40.8% and 51.0%, respectively.

On July 18, 2006, the Company’s Board of Directors approved a stock repurchase plan (the “2006 Plan”). The 2006 Plan authorizes the repurchase of up to 450,000 additional shares of the Company’s outstanding common stock over a two-year period. The Company did not repurchase any shares of common stock under the 2006 Plan during the first quarter of 2008. During the first quarter of 2007, the Company repurchased 63,700 shares at an average cost of $42.59. As of March 31, 2008, there are 29,425 shares available to repurchase under the 2006 Plan.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and its subsidiaries meet all capital adequacy requirements to which they are subject. The table below reflects the Company’s capital position at March 31, 2008, compared to the regulatory capital requirements for “well capitalized” institutions.

REGULATORY CAPITAL ANALYSIS – March 31, 2008

	Actual		Well Capitalized Requirement
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$201,154	12.4%	$161,977	10.0%
Tier I Capital (to risk weighted assets)	$186,239	11.5%	$97,186	6.0%
Tier I Capital (to average assets)	$186,239	7.8%	$118,705	5.0%

As illustrated above, the Company’s capital ratios on March 31, 2008, remain well above the minimum requirements for well capitalized institutions. As of March 31, 2008, the capital ratios for each of the Company’s subsidiary banks also exceeded the minimum levels required to be considered well capitalized. The Company expects that following the acquisition and merger of Sleepy Hollow Bancorp, Inc., that the Company and its affiliates will remain well capitalized.

Allowance for Loan and Lease Losses and Nonperforming Assets

Management reviews the adequacy of the allowance for loan and lease losses (the “allowance”) on a regular basis. Management considers the accounting policy relating to the allowance to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the Company’s portfolio and the material effect that assumption could have on the Company’s results of operations. Factors considered in determining the adequacy of the allowance and the related provision include: management’s approach to granting new credit; the ongoing monitoring of existing credits by the internal and external loan review functions; the growth and composition of the loan and lease portfolio; the level and trend of market interest rates; comments received during the course of regulatory examinations; current local economic conditions; past due and nonperforming loan statistics; estimated collateral values; and an historical review of loan and lease loss experience.

The allowance represented 1.02% of total loans and leases outstanding at March 31, 2008, which was in line with 1.01% at December 31, 2007. The allowance coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) was 1.6 times at March 31, 2008 and December 31, 2007. Based upon consideration of the above factors, management believes that the allowance is adequate to provide for the risk of loss inherent in the current loan and lease portfolio. Activity in the Company’s allowance for loan and lease losses during the first three months of 2008 and 2007 is illustrated in the table below.

ANALYSIS OF THE ALLOWANCE FOR LOAN/LEASE LOSSES (In thousands)

	March 31, 2008	March 31, 2007

Average Loans and Leases Outstanding Year to Date	$1,448,218	$1,328,932

Beginning Balance	14,607	14,328

Provision for loan/lease losses	625	471
Loans charged off	(590)	(433)
Loan recoveries	139	157

Net charge-offs	(451)	(276)

Ending Balance	$14,781	$14,523

The level of nonperforming assets at March 31, 2008, and 2007, is illustrated in the table below. Nonperforming assets of $9.2 million as of March 31, 2008, were up $1.5 million from nonperforming assets of $7.7 million as of March 31, 2007. Nonperforming assets represented 0.38% of total assets at March 31, 2008, compared to 0.34% at March 31, 2007. Approximately $3.5 million of nonperforming loans at March 31, 2008, were secured by U.S. government guarantees, while $816,000 were secured by one-to-four family residential properties.

NONPERFORMING ASSETS (In thousands)

	March 31, 2008	March 31, 2007

Nonaccrual loans and leases	$9,008	$7,358
Loans past due 90 days and accruing	53	10
Troubled debt restructuring not included above	139	0

Total nonperforming loans	9,200	7,368

Other real estate, net of allowances	5	345

Total nonperforming assets	$9,205	$7,713

Total nonperforming loans/leases as a percent of total loans/leases	0.63%	0.55%

Total nonperforming assets as a percentage of total assets	0.38%	0.34%

Potential problem loans and leases are loans and leases that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans/leases as nonperforming at some time in the future. Management considers loans and leases classified as Substandard that continue to accrue interest to be potential problem loans and leases. At March 31, 2008, the Company’s internal loan review function had identified 33 commercial relationships totaling $13.2 million, which it has classified as Substandard, which continue to accrue interest. As of December 31, 2007, the Company’s internal loan review function had classified 34 commercial relationships as Substandard totaling $13.4 million, which continue to accrue interest. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in aggregate, give management reason to believe that the current risk exposure on these loans is not significant. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed at least quarterly.

Deposits and Other Liabilities

Total deposits of $1.8 billion at March 31, 2008, were up $120.1 million or 7.0% from December 31, 2007. Deposit growth included $122.3 million in savings and money market balances and $14.9 million in time deposits. Noninterest bearing deposit balances at March 31, 2008, were down $17.0 million or 4.3% from December 31, 2007. Growth in municipal deposits accounted for a majority of the increase in savings and money market balances from year-end 2007. In 2007 and 2008, the Federal Reserve reduced short-term market rates, which led to a decrease in rates paid on deposits. With deposit rates down on time deposits and more in line with money market rates, municipalities are placing tax deposits into money market accounts. Municipal deposit balances are somewhat seasonal, increasing as tax deposits are collected and decreasing at these monies are used by the municipality.

The Company’s primary funding source is core deposits, defined as total deposits less time deposits of $100,000 or more, brokered time deposits, and municipal money market deposits. Core deposits increased 1.8% from year-end 2007 to $1.4 billion at March 31, 2008 and represented 61.4% of total liabilities.

Non-core funding sources for the Company totaled $831.8 million at March 31, 2008, up from $775.7 million at December 31, 2007. Non-core funding at March 31, 2008, included municipal money market deposits, time deposits of $100,000 or more, term advances and securities sold under agreements to repurchase (“repurchase agreements”) with the Federal Home Loan Bank (“FHLB”), and retail repurchase agreements. The increase in non-core funding between December 31, 2007, and March 31, 2008, was concentrated in municipal money market deposits, which were up $83.6 million to $203.4 million at March 31, 2008. This increase was partially offset by a decrease in short-term borrowings with the FHLB.

The Company’s liability for repurchase agreements amounted to $210.1 million at March 31, 2008, which is up from $195.4 million at December 31, 2007. Included in repurchase agreements at March 31, 2008, were $148.0 million in FHLB repurchase agreements and $62.1 million in retail repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Included in the $148.0 million of repurchase agreements with the FHLB are $140.0 million that have call dates between 2007 and 2017 and are callable if certain conditions are met. Also included in the $148.0 million are $16.0 million of repurchase agreements with the FHLB where the Company has elected to adopt the fair value option under SFAS 159. The fair value of these repurchase agreements has decreased by $433,000 since December 31, 2007.

At March 31, 2008, other borrowings of $156.4 million were predominately term advances with the FHLB. The decrease in other borrowings from a year-end 2007 balance of $210.9 million included $20.0 million of term advances, offset by the paydown of $74.8 million of overnight borrowings with the FHLB. Included in the $156.1 million in term advances with the FHLB are $149.0 million of advances that have call dates between 2007 and 2017 and are callable if certain conditions are met. The Company elected the fair value option under SFAS 159 for a $10.0 million advance with the FHLB. The fair value of this advance has decreased by $415,000 from year-end 2007.

Liquidity

The objective of liquidity management is to ensure the availability of adequate funding sources to satisfy the demand for credit, deposit withdrawals, and business investment opportunities. The Company’s large, stable core deposit base and strong capital position are the foundation for the Company’s liquidity position. The Company uses a variety of resources to meet its liquidity needs, which include deposits, cash and cash equivalents, short-term investments, cash flow from lending and investing activities, repurchase agreements, and borrowings. The Company expects to use borrowings as part of holding company facility to fund a portion of the Sleepy Hollow Bancorp, Inc. acquisition. Asset and liability positions are monitored primarily through Asset/Liability Management Committees of the Company’s subsidiary banks individually and on a combined basis. These Committees review periodic reports on the liquidity and interest rate sensitivity positions. Comparisons with industry and peer groups are also monitored. The Company’s strong reputation in the communities it serves, along with its strong financial condition, provide access to numerous sources of liquidity as described below. Management believes these diverse liquidity sources provide sufficient means to meet all demands on the Company’s liquidity that are reasonably likely to occur.

Core deposits are a primary and low cost funding source obtained primarily through the Company’s branch network. Core deposits totaled $1.4 billion at March 31, 2008, up $24.3 million or 1.8% from year-end 2007, and $80.9 million or 6.3% from March 31, 2007. Core deposits represented 74.7% of total deposits and 61.4% of total liabilities at March 31, 2008, compared to 78.5% of total deposits and 62.5% of total liabilities at December 31, 2007.

In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $100,000 or more, brokered time deposits, municipal money market deposits, securities sold under agreements to repurchase and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources, as a percentage of total liabilities, were 37.2% at March 31, 2008, up from 35.9% at December 31, 2007. The increase in non-core funding in the first quarter of 2008 from year-end 2007 was mainly in municipal money market deposit balances, which are somewhat seasonal.

Cash and cash equivalents totaled $57.6 million as of March 31, 2008, up from $49.9 million at December 31, 2007. Short-term investments, consisting of securities due in one year or less, decreased from $68.0 million at December 31, 2007, to $39.2 million on March 31, 2008. The Company also has $47.7 million of securities designated as trading securities. The Company pledges securities as collateral for certain non-core funding sources. Securities carried at $577.5 million at December 31, 2007, and $641.3 million at March 31, 2008, were pledged as collateral for public deposits or other borrowings, and pledged or sold under agreements to repurchase. Pledged securities represented 79.0% of total securities as of March 31, 2008, compared to 77.1% as of December 31, 2007.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $397.2 million at March 31, 2008, compared with $382.2 million at December 31, 2007. Outstanding principle balances of residential mortgage loans, consumer loans, and leases totaled approximately $604.6 million at March 31, 2008 as compared to $597.4 million at December 31, 2007. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At March 31, 2008, the unused borrowing capacity on established lines with the FHLB was $423.4 million. As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At March 31, 2008, total unencumbered residential mortgage loans of the Company were $176.6 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

In our most recent simulation, the base case scenario, which assumes interest rates remain unchanged from the date of the simulation, showed an increase in the net interest margin over the next six months as funding costs benefit from the recent reduction in interest rates, followed by a relatively flat net interest margin for the next six months.

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 200 basis point parallel change in rates. Based upon the simulation analysis performed as of March 31, 2008, a 200 basis point parallel upward shift in interest rates over a one-year time frame would result in a one-year decline from the base case in net interest income of approximately 2.2%, while a 200 basis point parallel decline in interest rates over a one-year period would result in a decrease from the base case in net interest income of 3.2%. This simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

The negative exposure in the 200 basis point parallel rising rate environment is mainly driven by the repricing assumptions of the Company’s core deposit base and the lag in the repricing of the Company’s adjustable rate assets. Longer-term, the impact of a rising rate environment is positive as the asset base continues to reset at higher levels, while the repricing of the rate sensitive liabilities moderates. The negative exposure in the 200 basis point parallel declining interest rate scenario results from the Company’s assets repricing downward more rapidly than the rates on the Company’s interest-bearing liabilities, mainly deposits. Rates on savings and money market accounts are at low levels given the recent Federal Reserve cuts in short-term market rates. In addition, the model assumes that prepayments accelerate in the down interest rate environment resulting in additional pressure on asset yields and cash flows are reinvested at lower rates.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of March 31, 2008. The analysis reflects sensitivity to rising interest rates in all repricing intervals shown. The Company’s one-year interest rate gap was a negative $74,000 or 3.0% of total assets at March 31, 2008, compared to a negative $110,000 or 4.7% of total assets at December 31, 2007. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is more vulnerable to a rising rate environment than it is to sustained low interest rates. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap – March 31, 2008
	Repricing Interval
(Dollar amounts in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets	$2,257,787	$605,623	$177,811	$276,733	$1,060,167
Interest-bearing liabilities	1,830,655	768,952	226,698	138,055	$1,133,705

Net gap position		(163,329)	(48,887)	138,678	(73,538)

Net gap position as a percentage of total assets		(6.67)%	(2.00)%	5.66%	(3.00%)

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2008. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report on Form 10-Q the Company’s disclosure controls and procedures were effective in providing reasonable assurance that any information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that material information relating to the Company and its subsidiaries is made known to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s first quarter ended March 31, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There has not been any material change in the risk factors disclosure from that contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table includes all Company repurchases made on a monthly basis during the period covered by this Quarterly Report on Form 10-Q, including those made pursuant to publicly announced plans or programs.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

January 1, 2008 through January 31, 2008	0	0	0	29,425

February 1, 2008 through February 29, 2008	261	46.36	0	29,425

March 1, 2008 through March 31, 2008	1,101	43.14	0	29,425

Total	1,362	$43.76	0	29,425

On July 19, 2006, the Company announced that the Company’s Board of Directors approved, on July 18, 2006, a stock repurchase plan (the “2006 Plan”) to replace the expired 2004 Plan. The 2006 Plan authorizes the repurchase of up to 450,000 shares of the Company’s outstanding common stock over a two-year period.

Included above are 261 shares purchased in February 2008 at an average cost of $46.36 and 1,101 shares purchased in March 2008 at an average cost of $43.14, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation, and Participating Subsidiaries and were part of the director deferred compensation under that plan. Shares purchased under the rabbi trust are not part of the Board approved stock repurchase plan.

Recent Sales of Unregistered Securities

None.

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

Date: May 6, 2008

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