Form 10-Q
period 2008-06-30
TOMPKINS FINANCIAL CORP
filed 2008-08-11
CIK 1005817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒.

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date:

Class	Outstanding as of July 28, 2008

Common Stock, $.10 par value	9,664,081 shares

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share data) (Unaudited)

	As of 06/30/2008	As of 12/31/2007

ASSETS

Cash and noninterest bearing balances due from banks	$51,028	$46,705
Interest bearing balances due from banks	3,910	3,154
Federal funds sold	172	0
Trading securities, at fair value	40,085	60,135
Available-for-sale securities, at fair value	751,030	639,148
Held-to-maturity securities, fair value of $49,523 at June 30, 2008, and $50,297 at December 31, 2007	48,861	49,593
Loans and leases, net of unearned income and deferred costs and fees	1,652,831	1,440,122
Less: Allowance for loan and lease losses	16,835	14,607

Net Loans and Leases	1,635,996	1,425,515

Bank premises and equipment, net	47,687	44,811
Corporate owned life insurance	34,001	29,821
Goodwill	41,437	22,894
Other intangible assets	5,610	3,497
Accrued interest and other assets	45,379	34,186

Total Assets	$2,705,196	$2,359,459

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES AND SHAREHOLDERS’ EQUITY
Deposits:
Interest bearing:
Checking, savings and money market	$923,704	$741,836
Time	691,485	585,142
Noninterest bearing	442,055	393,848

Total Deposits	2,057,244	1,720,826

Federal funds purchased and securities sold under agreements to repurchase, fair value of $15,560 June 30, 2008 and $15,553 at December 31, 2007.	203,687	195,447
Other borrowings, fair value of $10,747 at June 30, 2008 and $10,795 at December 31, 2007.	192,638	210,862
Other liabilities	42,290	33,677

Total Liabilities	$2,495,859	$2,160,812

Minority interest in consolidated subsidiaries	6,042	1,452

Shareholders’ equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 9,695,193 at June 30, 2008; and 9,615,430 at December 31, 2007	970	962
Additional paid-in capital	151,318	147,657
Retained earnings	65,151	57,255
Accumulated other comprehensive loss	(12,212)	(6,900)
Treasury stock, at cost – 73,408 shares at June 30, 2008, and 70,896 shares at December 31, 2007	(1,932)	(1,779)

Total Shareholders’ Equity	$203,295	$197,195

Total Liabilities, Minority Interest in Consolidated Subsidiaries and Shareholders’ Equity	$2,705,196	$2,359,459

See accompanying notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (Unaudited)

	Three months ended		Six months ended
	06/30/2008	06/30/2007	06/30/2008	06/30/2007

INTEREST AND DIVIDEND INCOME
Loans	$25,065	$24,298	$49,478	$47,697
Due from banks	27	59	104	154
Federal funds sold	55	107	75	203
Trading securities	467	607	1,093	1,176
Available-for-sale securities	8,473	7,548	16,554	14,792
Held-to-maturity securities	459	527	934	1,063

Total Interest and Dividend Income	34,546	33,146	68,238	65,085

INTEREST EXPENSE
Deposits:
Time certificates of deposits of $100,000 or more	2,285	4,125	5,081	8,544
Other deposits	6,394	7,696	13,556	15,123
Federal funds purchased and securities sold under agreements to repurchase	1,986	2,037	4,022	4,000
Other borrowings	1,971	798	3,836	1,366

Total Interest Expense	12,636	14,656	26,495	29,033

Net Interest Income	21,910	18,490	41,743	36,052

Less: Provision for loan/lease losses	1,183	192	1,808	663

Net Interest Income After Provision for Loan/Lease Losses	20,727	18,298	39,935	35,389

NONINTEREST INCOME
Investment services income	3,568	3,538	7,237	7,008
Insurance commissions and fees	2,936	2,814	5,726	5,530
Service charges on deposit accounts	2,467	2,805	4,992	4,728
Card services income	979	905	1,781	1,702
Other service charges	575	639	1,196	1,298
Mark-to-market (loss) on trading securities	(670)	(577)	(375)	(125)
Mark-to-market gain (loss) on liabilities held at fair value	889	(23)	41	(23)
Increase in cash surrender value of corporate owned life insurance	352	283	689	556
Gains on sale of loans	44	42	41	97
Gain on VISA stock redemption	0	0	1,639	0
Other income	254	392	696	469
Net gain (loss) on sale of available-for-sale securities	159	(17)	406	6

Total Noninterest Income	11,553	10,801	24,069	21,246

NONINTEREST EXPENSES
Salary and wages	9,787	8,770	19,157	17,572
Pension and other employee benefits	2,484	2,611	5,179	5,114
Net occupancy expense of bank premises	1,747	1,543	3,367	3,048
Furniture and fixture expense	1,153	999	2,077	1,946
Marketing expense	876	544	1,438	1,180
Professional fees	738	910	1,366	1,560
Software licenses and maintenance	780	503	1,388	1,003
Cardholder expense	197	256	491	491
Amortization of intangible assets	214	162	362	343
Other operating expense	3,782	3,376	7,314	6,515

Total Noninterest Expenses	21,758	19,674	42,139	38,772

Income Before Income Tax Expense and Minority
Interest in Consolidated Subsidiaries	10,522	9,425	21,865	17,863

Minority interest in consolidated subsidiaries	115	33	147	65
Income Tax Expense	3,288	3,031	7,091	5,657

Net Income	$7,119	$6,361	$14,627	$12,141

Basic Earnings Per Share	$0.74	$0.65	$1.52	$1.24

Diluted Earnings Per Share	$0.73	$0.65	$1.50	$1.23

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six months ended
	06/30/2008	06/30/2007

OPERATING ACTIVITIES
Net income	$14,627	$12,141
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,808	663
Depreciation and amortization premises, equipment, and software	2.400	2,222
Amortization of intangible assets	362	343
Earnings from corporate owned life insurance	(689)	(556)
Net amortization on securities	643	703
Mark-to-market loss on trading securities	375	125
Mark-to-market (gain) loss on liabilities held at fair value	(41)	23
Net gain on sale of available-for-sale securities	(406)	(6)
Net gain on sale of loans	(41)	(97)
Proceeds from sale of loans	5,621	5,176
Loans originated for sale	(5,405)	(4,970)
Net (gain) loss on sale of bank premises and equipment	(13)	24
Stock-based compensation expense	458	353
Decrease (increase) in accrued interest receivable	507	(279)
(Decrease) increase in accrued interest payable	(514)	273
Purchases of trading securities	(3,998)	(63,143)
Payments/maturities from trading securities	23,490	2,361
Proceeds from sale of trading securities	0	61,533
Contribution to pension plan	(5,000)	0
Other, net	2,526	(3,418)

Net Cash Provided by Operating Activities	36,710	13,471

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities	151,807	48,229
Proceeds from sales of available-for-sale securities	46,878	12,454
Proceeds from maturities of held-to-maturity securities	10,640	10,988
Purchases of available-for-sale securities	(272,965)	(76,297)
Purchases of held-to-maturity securities	(9,947)	(3,152)
Net increase in loans	(62,783)	(35,860)
Proceeds from sale of bank premises and equipment	9	67
Purchases of bank premises and equipment	(1,740)	(3,072)
Net cash acquired in acquisition	12,476	0
Other, net	(103)	0

Net Cash Used in Investing Activities	(125,728)	(46,643)

FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	112,209	26,422
Net decrease in time deposits	(4,828)	(37,699)
Net increase (decrease) in securities sold under agreements to repurchase and Federal funds purchased	8,233	(2,506)
Increase in other borrowings	56,700	115,800
Repayment of other borrowings	(74,876)	(45,595)
Cash dividends	(6,149)	(5,882)
Common stock repurchased and returned to unissued status	0	(8,332)
Net proceeds from exercise of stock options	2,603	392
Tax benefit from stock options exercises	377	13

Net Cash Provided by Financing Activities	94,269	42,613

Net Increase in Cash and Cash Equivalents	5,251	9,441
Cash and cash equivalents at beginning of period	49,859	52,174

Total Cash & Cash Equivalents at End of Period	$55,110	$61,615

Supplemental Information:
Cash paid during the year for - Interest	$27,009	$28,760
Cash paid during the year for – Taxes	$9,713	$8,583
Transfer of available-for-sale securities to trading securities with adoption of SFAS No. 159	$0	$63,383
Fair value of assets acquired in purchase acquisition	$269,061	$0
Fair value of liabilities assumed in purchase acquisition	$238,627	$0

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data) (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balances at January 1, 2007	$989	$158,203	$44,429	($12,487)	($1,514)	$189,620

Comprehensive Income:
Net Income			12,141			12,141
Other comprehensive income				(3,267)		(3,267)

Total Comprehensive Income						8,874

Cash dividends ($0.60 per share)			(5,882)			(5,882)
Exercise of stock options and related tax benefit (26,403 shares, net)	3	402				405
Common stock repurchased and returned to unissued status (212,279 shares)	(21)	(8,311)				(8,332)
Directors deferred compensation plan (2,968 shares, net)		127			(127)	0
Stock-based compensation expense		353				353
Cumulative effect adjustment – adoption of SFAS 159			(1,522)	1,522		0
Shares issued for purchase acquisition (2,812 shares)		11				11

Balances at June 30, 2007	$971	$150,785	$49,166	($14,232)	($1,641)	$185,049

Balances at January 1, 2008	$962	$147,657	$57,255	($6,900)	($1,779)	$197,195

Comprehensive Income:
Net Income			14,627			14,627
Other comprehensive income				(5,312)		(5,312)

Total Comprehensive Income						9,315

Cash dividends ($0.64 per share)			(6,149)			(6,149)
Exercise of stock options and related tax benefit (82,511 shares, net)	9	2,971				2,980
Directors deferred compensation plan (2,513 shares, net)		153			(153)	0
Stock-based compensation expense		458				458
Cumulative effect adjustment – split-dollar life insurance			(582)			(582)
Reduction in shares issued for purchase acquisition (-2,748 shares)	(1)	79				78

Balances at June 30, 2008	$970	$151,318	$65,151	($12,212)	($1,932)	$203,295

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Headquartered in Ithaca, New York, Tompkins Financial Corporation (“Tompkins” or the “Company”) is registered as a financial holding company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company conducts its business through its (i) three wholly-owned banking subsidiaries, Tompkins Trust Company, The Bank of Castile and The Mahopac National Bank (“Mahopac National Bank”), (ii) wholly-owned insurance subsidiary, Tompkins Insurance Agencies, Inc., and (iii) wholly-owned investment services subsidiary, AM&M Financial Services, Inc. (“AM&M”). AM&M has three operating companies: (1) AM&M Planners, Inc., which provides fee based financial planning and wealth management services for corporate executives, small business owners, and high net worth individuals; (2) Ensemble Financial Services, Inc., an independent broker-dealer and outsourcing company for financial planners and investment advisors; and (3) Ensemble Risk Solutions, Inc., which creates customized risk management plans using life, disability and long-term care insurance products. Unless the context otherwise requires, the term “Company” refers to Tompkins Financial Corporation and its subsidiaries. The Company’s principal offices are located at The Commons, Ithaca, New York 14851, and its telephone number is (607) 273-3210. The Company’s common stock is traded on the American Stock Exchange under the Symbol “TMP.”

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

4. Mergers and Acquisitions

On May 9, 2008, the Company acquired control of Sleepy Hollow Bancorp, Inc., (“Sleepy Hollow”), a privately held bank holding company located in Sleepy Hollow, New York. The outstanding shares of common stock of Sleepy Hollow were cancelled and exchanged for the right to receive the per-share merger cash consideration totaling $30.2 million. The cost of the Sleepy Hollow acquisition was approximately $30.4 million, including acquisition related costs of approximately $209,000. Sleepy Hollow Bank, the wholly-owned subsidiary of Sleepy Hollow operates five full-service offices and one limited-service facility, all in Westchester County, New York. Upon completion of the Sleepy Hollow acquisition, Sleepy Hollow Bank was merged into Mahopac National Bank. The Company’s acquisition of Sleepy Hollow Bancorp offers an excellent opportunity to expand our presence in Westchester County, with established locations and experienced staff.

The total purchase price paid for the acquisition was allocated based upon the estimated fair values of the assets acquired and liabilities assumed as set forth below.

May 9, 2008
Assets
Cash and cash equivalents	$42,910
Securities available-for-sale	46,912
Loans, net	149,681
Premises and equipment, net	3,247
Core deposit intangible asset	2,431
Goodwill	18,252
Other assets	5,628

Total asset acquired	$269,061

Liabilities
Deposits	$229,038
Other liabilities	9,589

Total liabilities assumed	$238,627

The goodwill is not being amortized but will be evaluated at least annually for impairment. The goodwill is not deductible for taxes. The core deposit intangible asset is being amortized over 10 years using an accelerated method. The results of operations of Sleepy Hollow are included in the Company’s consolidated earnings commencing on May 9, 2008 and were not material to the three and six-month ended June 30, 2008, results of operations.

5. Earnings Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share (“EPS”). A computation of Basic EPS and Diluted EPS for the three- and six-month periods ending June 30, 2008, and 2007 is presented in the table below.

Three months ended June 30, 2008 (in thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS:
Income available to holders of common stock	$7,119	9,650,917	$0.74

Effect of dilutive securities:
Stock options		96,997

Diluted EPS:
Income available to holders of common stock plus assumed conversions	$7,119	9,747,914	$0.73

The effect of dilutive securities calculation for the three-month period ended June 30, 2008, excludes stock options covering 489,927 shares of common stock because they are anti-dilutive.

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

Six months ended June 30, 2008 (In thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS:
Income available to holders of common stock	$14,627	9,626,698	$1.52

Effect of dilutive securities:
Stock options		95,535

Diluted EPS:
Income available to holders of common stock plus assumed conversions	$14,627	9,722,233	$1.50

The effect of dilutive securities calculation for the six-month period ended June 30, 2008, excludes stock options of 490,519 because they are anti-dilutive.

Six months ended June 30, 2007 (In thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS:
Income available to holders of common stock	$12,141	9,801,148	$1.24

Effect of dilutive securities:
Stock options		84,101

Diluted EPS:
Income available to holders of common stock plus assumed conversions	$12,141	9,885,249	$1.23

The effect of dilutive securities calculation for the six-month period ended June 30, 2007, excludes stock options of 368,770 because they are anti-dilutive.

6. Comprehensive Income

	Three months ended		Six months ended
(In thousands)	06/30/2008	06/30/2007	06/30/2008	06/30/2007

Net income	$7,119	$6,361	$14,627	$12,141

Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding losses arising during period	(11,885)	(4,147)	(5,274)	(3,479)
Memo: Pre-tax net unrealized holding loss	(19,808)	(6,912)	(8,791)	(5,799)

Reclassification adjustment for (gains) losses included in net income	(95)	10	(244)	(4)
Memo: Pre-tax net realized (gain) loss	(159)	17	(406)	(6)
Employee benefit plans:
Amortization of actuarial losses, prior service cost, and Transition obligation	98	121	206	216
Memo: Pre-tax amounts	163	202	343	360

Other comprehensive loss	(11,882)	(4,016)	(5,312)	(3,267)

Total comprehensive (loss) income	($4,763)	$2,345	$9,315	$8,874

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

Components of Net Period Benefit Cost

	Pension Benefits		Life and Health		SERP Benefits
	Three months ended		Three months ended		Three months ended
(In thousands)	06/30/2008	06/30/2007	06/30/2008	06/30/2007	06/30/2008	06/30/2007

Service cost	$477	$468	$33	$27	$42	$32
Interest cost	562	512	87	75	129	116
Expected return on plan assets for the period	(819)	(721)	0	0	0	0
Amortization of transition liability	0	0	17	17	0	0
Amortization of prior service cost	(26)	(27)	4	0	25	23
Amortization of net loss	136	144	0	0	15	22

Net periodic benefit cost	$330	$376	$141	$119	$211	$193

	Pension Benefits		Life and Health		SERP Benefits
	Six months ended		Six months ended		Six months ended
(In thousands)	06/30/2008	06/30/2007	06/30/2008	06/30/2007	06/30/2008	06/30/2007

Service cost	$954	$936	$67	$54	$84	$64
Interest cost	1,124	1,024	173	150	258	232
Expected return on plan assets for the period	(1,639)	(1,442)	0	0	0	0
Amortization of transition liability	0	0	34	34	0	0
Amortization of prior service cost	(52)	(54)	8	0	50	46
Amortization of net loss	273	288	0	0	31	44

Net periodic benefit cost	$660	$752	$282	$238	$423	$386

The Company realized approximately $206,000 net of tax, for the six months ended June 30, 2008, as amortization of amounts previously recognized in accumulated other comprehensive income.

The Company previously disclosed in its audited consolidated financial statements for the year ended December 31, 2007, contained in the Company’s Annual Report on Form 10-K, that although the Company is not required to contribute to the pension plan in 2008, it may voluntarily contribute to the pension plan in 2008. The Company contributed $5.0 million to the pension plan in the first six months of 2008.

8. Financial Guarantees

Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (FIN No. 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 requires certain disclosures and potential liability recognition for the fair value at issuance of guarantees that fall within its scope. Based upon management’s interpretation of FIN No. 45, the Company currently does not issue any guarantees that would require liability recognition under FIN No. 45, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of June 30, 2008, the Company’s maximum potential obligation under standby letters of credit was $50.7 million. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions.

In the fourth quarter of 2007, the Company, as a Visa member bank, recorded a pre-tax charge of $862,000, representing an estimate of the Company’s proportional share of certain costs and liabilities associated with litigation (“Covered Litigation”) involving Visa. During the first quarter of 2008, Visa successfully completed its initial public offering (“IPO”) and used a portion of the proceeds from the IPO to fund a $3.0 billion litigation escrow account. As a result, the Company reversed $455,000 of the $862,000 total pre-tax charges, which the Company had recorded in the fourth quarter of 2007.

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

	As of and for the three months ended June 30, 2008

(in thousands)	Banking	Financial Services	Intercompany	Consolidated

Interest income	$34,507	$54	$(15)	$34,546
Interest expense	12,650	1	(15)	12,636

Net interest income	21,857	53	0	21,910

Provision for loan losses	1,183	0	0	1,183
Noninterest income	5,220	6,490	(157)	11,553
Noninterest expense	16,993	4,922	(157)	21,758

Income before income taxes	8,901	1,621	0	10,522

Minority interest	115	0	0	115
Provision for income taxes	2,697	591	0	3,288

Net Income	$6,089	$1,030	$0	$7,119

Depreciation and amortization	$1,244	$60	$0	$1,304
Assets	2,677,078	32,130	(4,012)	2,705,196
Goodwill	23,629	17,808	0	41,437
Other intangibles	3,555	2,055	0	5,610
Loans, net	1,632,474	3,522	0	1,635,996
Deposits	2,059,285	1,589	(3,630)	2,057,244
Equity	178,058	25,237	0	203,295

	As of and for the three months ended June 30, 2007

(in thousands)	Banking	Financial Services	Intercompany	Consolidated

Interest income	$33,074	$87	$(15)	$33,146
Interest expense	14,667	4	(15)	14,656

Net interest income	18,407	83	0	18,490

Provision for loan losses	192	0	0	192
Noninterest income	4,561	6,347	(107)	10,801
Noninterest expense	15,295	4,486	(107)	19,674

Income before income taxes	7,481	1,944	0	9,425

Minority interest	33	0	0	33
Provision for income taxes	2,328	703	0	3,031

Net Income	$5,120	$1,241	$0	$6,361

Depreciation and amortization	$1,095	$61	$0	$1,156
Assets	2,235,479	29,052	(3,474)	2,261,057
Goodwill	5,377	15,840	0	21,217
Other intangibles	1,477	2,202	0	3,679
Loans, net	1,343,362	3,696	0	1,347,058
Deposits	1,698,754	2,326	(2,937)	1,698,143
Equity	163,790	21,259	0	185,049

	For the six months ended June 30, 2008

(in thousands)	Banking	Financial Services	Intercompany	Consolidated

Interest income	$68,150	$117	$(29)	$68,238
Interest expense	26,520	4	(29)	26,495

Net interest income	41,630	113	0	41,743

Provision for loan losses	1,808	0	0	1,808
Noninterest income	11,431	12,968	(330)	24,069
Noninterest expense	32,386	10,083	(330)	42,139

Income before income taxes	18,867	2,998	0	21,865

Minority interest	147	0	0	147
Provision for income taxes	6,020	1,071	0	7,091

Net Income	$12,700	$1,927	$0	$14,627

Depreciation and amortization	$2,281	$119	$0	$2,400

	For the six months ended June 30, 2007

(in thousands)	Banking	Financial Services	Intercompany	Consolidated

Interest income	$64,946	$156	$(17)	$65,085
Interest expense	29,045	5	(17)	29,033

Net interest income	35,901	151	0	36,052

Provision for loan losses	663	0	0	663
Noninterest income	8,906	12,477	(137)	21,246
Noninterest expense	29,928	8,981	(137)	38,772

Income before income taxes	14,216	3,647	0	17,863

Minority interest	65	0	0	65
Provision for income taxes	4,334	1,323	0	5,657

Net Income	$9,817	$2,324	$0	$12,141

Depreciation and amortization	$2,104	$118	$0	$2,222

10. Fair Value

The Company adopted SFAS No. 157, Fair Value Measurements, on January 1, 2007. The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Fair Value Measurements June 30, 2008

(In thousands)	Carrying Value 06/30/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Trading securities	$40,085	$40,085	$0	$0
Available-for-sale securities	751,030	0	748,935	2,095
Borrowings	26,307	0	26,307	0

The change in the book value of the $2.1 million of available-for-sale securities valued using significant unobservable inputs (Level 3), between January 1, 2008 and June 30, 2008 was immaterial in relation to the total market value of available-for-sale securities.

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

The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party. The Company’s potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLB borrowings for the three and six months ended June 30, 2008.

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent impaired loans, other real estate owned, goodwill and other intangible assets. During the three and six months ended June 30, 2008, the impact of any fair value adjustments on these nonrecurring items was not material. The charge to reduce the other real estate owned to its fair value, less estimated cost to sell, was recorded as a loan charge-off, prior to the transfer to other real estate owned.

Fair Value Measurements June 30, 2008

(In thousands)	Carrying Value 06/30/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other Real Estate Owned	$480	$—	$480	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company has identified two business segments, banking and financial services. Financial services activities include the results of the Company’s trust, financial planning, wealth management and broker-dealer services, risk management, and insurance agency operations. All other activities are considered banking. Information about the Company’s business segments is included in Note 9, “Segment and Other Related Information,” in Notes to Unaudited Condensed Consolidated Financial Statements.

Banking services consist primarily of attracting deposits from the areas served by the Company’s 45 banking offices and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans (including commercial loans collateralized by real estate), and leases. The Company’s principal expenses are interest on deposits, interest on borrowings, and operating and general administrative expenses, as well as provisions for loan/lease losses. Funding sources, other than deposits, include borrowings, securities sold under agreements to repurchase, and cash flow from lending and investing activities.

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

The Company provides property and casualty insurance services through Tompkins Insurance and life, long-term care and disability insurance through AM&M. Tompkins Insurance is headquartered in Batavia, New York, and offers property and casualty insurance to individuals and businesses primarily in Western New York. Over the past several years, Tompkins Insurance has acquired smaller insurance agencies in the market areas serviced by the Company’s banking subsidiaries. Tompkins Insurance offers services to customers of the Company’s banking subsidiaries by sharing offices with The Bank of Castile and The Trust Company. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York, and two stand-alone offices in Tompkins County.

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

Other external factors affecting the Company’s operating results are market rates of interest, the condition of financial markets, and both national and regional economic conditions. Trends in market interest rates and competitive pressures have been challenging for the banking subsidiaries over the past several years. Growth in loans and deposits as well as continued efforts to expand fee-based businesses have helped to offset the pressures of the current interest rate environment. Subprime lending and declining real estate values have also adversely affected the financial services industry in 2007 and 2008, with significant write-downs taken by large financial institutions related to subprime exposure. The Company has not engaged in the origination or purchase of subprime loans or securities as a line of business. The Company’s asset quality remains solid. Refer to the section captioned “Allowance for Loan and Lease Losses and Nonperforming Assets” elsewhere in this report for further details on asset quality. The Company’s community bank subsidiaries operate, in the aggregate, 45 banking offices, including two limited-service offices, serving communities in many upstate New York markets. Economic climates in these markets vary by region.

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2008. It should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and the unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q.

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

Since the methodology is based upon historical experience and trends, as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, and changes in local property values. While management’s evaluation of the allowance for loan and lease losses as of June 30, 2008, determined the allowance to be adequate, under adversely different conditions or assumptions, the Company would need to increase the allowance.

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

OVERVIEW
Net income for the second quarter of 2008 was $7.1 million, or $0.73 per diluted share, compared to $6.4 million or $0.65 per diluted share for the second quarter of 2007. Per share results for the second quarter of 2008 represent an increase of 12.3% from the second quarter of 2007. For the year to date period, net income was $14.6 million or $1.50 per diluted share in 2008, up from the $12.1 million or $1.23 per diluted share in 2007. Per share results for the first six months of 2008 reflect an increase of 22.0% over the same period in 2007.

Return on average assets (ROA) for the quarter ended June 30, 2008 was 1.10% compared to 1.13% for the quarter ended June 30, 2007. Return on average shareholders’ equity (ROE) for the second quarter of 2008 was 13.67%, compared to 13.54% for the same period in 2007. For the six month period ended June 30, 2008, ROA was 1.17%, compared to 1.09% for the same period in 2007. ROE for the six months ended June 30, 2008, was 14.29%, compared to 12.98% for the same period in 2007.

Total revenues, consisting of net interest income and noninterest income, were $33.5 million in the second quarter of 2008 and $65.8 million for the first six months of 2008, up 14.2% and 14.9% over the comparable periods in 2007. Both periods benefited from growth in both net interest income and noninterest income. Net interest income for the second quarter of 2008, was up 18.5% over the same period prior year, and up 10.5% over the first quarter of 2008. For the year-to-date period ended June 30, 2008, net interest income of $41.7 million was up 15.8% over the comparable year ago period. The growth in net interest income reflects lower interest expense on deposits and growth in average earning assets.

Noninterest income for the second quarter of 2008 was up 7.0% over the same period in 2007, mainly due to mark-to-market adjustments on liabilities held at fair value as well as net realized gains on sales of available-for-sale securities. Noninterest income for the first six months of 2008 is up 13.3% over the first six months of 2007. The growth in noninterest income reflects the successful implementation of certain profit improvement initiatives (implemented in 2007), the $1.6 million pre-tax gain related to the Visa IPO, and gains on sales of available-for-sale securities. Partially offsetting these positive factors in the six months ended June 30, 2008, are net mark-to-market losses of $334,000 related to securities and borrowings held at fair value.

Noninterest expenses were up 10.6% for the second quarter of 2008 and 8.7% for the first six months of 2008 over the same periods in 2007. The increase was mainly in salary and wages, premises and fixed asset expenses, marketing expense, and other operating expenses, which were all impacted by the Sleepy Hollow acquisition completed in May 2008.

Segment Reporting

The Company has identified two business segments, banking and financial services. Financial services activities consist of the results of the Company’s trust, financial planning and wealth management, broker-dealer services, and risk management operations. All other activities are considered banking.

Banking Segment

The Banking segment reported net income of $6.1 million for the second quarter of 2008, up $969,000 or 18.9% from net income of $5.1 million in 2007. For the year to date period, net income was $12.7 million, an increase of $2.9 million, or 29.4% over the same period in 2007. The increase in net income in both the quarter and year to date period in 2008 over the same periods in the prior year was mainly the result of record net interest income due to growth in average earning assets and favorable changes in the interest rate environment, which contributed to lower interest expense on deposits. Year-to-date June 30, 2008, net income also includes income of $983,000 after-tax, related to the Visa IPO.

Net interest income for the three and six months ended June 30, 2008, was up $3.5 million or 18.7%, and $5.7 million or 16.0%, respectively, over same periods in 2007, driven by growth in average earning assets and a decrease in funding costs. The decrease in short term rates in late 2007 and early 2008 contributed to a decrease in interest expense on deposits in 2008 over 2007.

The provision for loan and lease losses for the three and six months ended June 30, 2008, were $1.2 million and $1.8 million, compared to $192,000 and $663,000 for the same periods in 2007. The increase reflects growth in total loans and leases, an increase in nonperforming loans, and the impacts of a slowing economy.

Noninterest income for the three and six months ended June 30, 2008, was up $659,000 or 14.4% and $2.5 million, or 28.4%, respectively, over the same periods in 2007. The quarter over quarter increase is due to mark-to-market adjustments on liabilities held at fair value as well as net realized gains on sales of available-for-sale securities. The growth in noninterest income for the first six months of 2008 over the same period in 2007 reflects the successful implementation of certain profit improvement initiatives (implemented in 2007), the $1.6 million pre-tax gain related to the Visa IPO, and gains on sales of available-for-sale securities. Partially offsetting these positive factors are net mark-to-market losses of $334,000 related to securities and borrowings held at fair value.

Noninterest expenses for the three and six months ended June 30, 2008, were up $1.7 million or 11.1% and $2.5 million or 8.2%, respectively, over the same periods in 2007. The increase was mainly in salary and wages, reflecting annual merit increases, and stock-based and other incentive compensation accruals, occupancy expenses, and other operating expenses. Second quarter 2008 expenses were also impacted by the acquisition of Sleepy Hollow on May 9, 2008.

Financial Services Segment

The Financial Services segment had net income of $1.0 million in the second quarter of 2008, a decrease of $211,000 or 17.0% from net income of $1.2 million in the same quarter of the prior year. For the year to date period, net income was $1.9 million, a decrease of $397,000, or 17.1% over the same period in 2007. Noninterest income for the three and six months ended June 30, 2008, was up $143,000 or 2.3% and $491,000, or 3.9%, respectively, over the same periods in 2007. Trust and investment fees are generally based on the market value of assets within each account. Volatility in the equity and bond markets impacts the market value of assets and related investment fees. Noninterest expenses for the three and six months ended June 30, 2008, were up $436,000 or 9.7% and $1.1 million or 12.3%, respectively, over the same periods in the prior year. The increase was mainly in salary and wages, reflecting annual merit increases, and stock-based and other incentive compensation accruals, and other operating expenses.

RESULTS OF OPERATIONS

Net Interest Income
The following table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Taxable-equivalent net interest income for the second quarter of 2008 was $22.6 million, an increase of $3.5 million, or 18.2%, compared to the same period in 2007. For the six months ended June 30, 2008, taxable-equivalent net interest income was $43.0 million, up $5.8 million or 15.5% over the same period in the prior year. Taxable-equivalent net interest income for both the quarter and year-to-date periods ended June 30, 2008 were records for the Company. The favorable quarterly and year-to-date comparison primarily resulted from increases in the average volume of interest-earning assets, and increases in net interest margin compared to same periods in the prior year. For the three months ended June 30, 2008, average earning assets were up $316.1 million or 15.1%, over the same period in 2007. For the six months ended June 30, 2008, average earning assets were up $236.5 million or 11.3%, over the same period in 2007. For the three and six months ended June 30, 2008, the Company’s net interest margin was 3.77% and 3.73%, compared to 3.66% and 3.61% for the same periods in 2007. The net interest margin benefited from the decrease in short term market interest rates during the latter part of 2007 and early 2008. The lower short-term market rates led to a decrease in the yield on average earning assets for the quarter and year-to-date ended June 30, 2008; however, the decrease in yield on average earning assets was more than offset by lower funding costs.

Taxable-equivalent interest income was up 4.3% for the second quarter of 2008 and 4.9% year to date 2008 over the comparable periods in 2007. The growth in taxable-equivalent interest income was primarily a result of higher average volume of loans and securities as average yields were down with the decrease in market interest rates. Average loan balances were up 16.4% quarter to date and 12.7% year to date over the same periods in 2007. For the three and six months ended June 30, 2008, the average yield on loans and leases was down 80 basis points and 58 basis points, respectively, compared to the same periods in 2007. For the three months and six months ended June 30, 2008, average securities balances were up 11.5% and 8.5%, respectively, compared to the same periods in 2007. The average yield on securities for the second quarter of 2008 was down 14 basis points from the second quarter of 2007, while the year-to-date June 30, 2008 average yields was in line with the same period in 2007.

Interest expense was down 13.8% for the second quarter of 2008 and was down 8.7% for the six months ending June 30, 2008, compared to the same periods in the prior year. Lower deposit rates and an increase in the volume of noninterest bearing deposits and lower cost savings and money market deposits were all factors in the lower interest expense. The average rate paid on deposits for the three and six months ended June 30, 2008, were 2.22% and 2.50%, respectively, down 114 basis points and 87 basis points from the same periods in 2007. The decrease in short-term market rates during late 2007 and early 2008 contributed to the decrease in the average rate paid on deposits compared to the same periods in 2007. Average interest-bearing deposit balances increased by $160.6 million or 11.4% and by $80.7 million or 5.7% for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. Average time deposits of $100,000 or more for the second quarter and year-to-date period ended June 30, 2008, were down $63.0 million or 18.7% and $73.0 million, or 21.1%, respectively, from 2007, as management lowered the rates on these deposit products in response to rate cuts by the Federal Reserve Board. For the three and six month periods ended June 30, 2008, average noninterest bearing deposit balances were up 14.3% and 11.5%, respectively, over the same periods in 2007. Average balances of securities sold under agreements to repurchase and other borrowings were up by $117.7 million or 45.4% compared to the first six months of 2007, to offset the lower average time deposit balances and to partially fund loan growth.

Average Consolidated Balance Sheet and Net Interest Analysis

	Quarter Ended June-08			Year to Date Period Ended June-08			Year to Date Period Ended June-07

	Average Balance (QTD)		Average Yield/Rate	Average Balance (YTD)		Average Yield/Rate	Average Balance (YTD)		Average

(Dollar amounts in thousands)		Interest			Interest			Interest	Yield/Rate

ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$5,397	$27	2.01%	$8,240	$104	2.54%	$6,520	$154	4.76%
Securities (1)
U.S. Government Securities	611,952	7,226	4.75%	588,911	14,101	4.82%	534,770	12,707	4.79%
Trading Securities	42,889	467	4.38%	47,897	1,093	4.59%	56,092	1,176	4.23%
State and municipal (2)	109,478	1,643	6.04%	105,054	3,187	6.10%	104,618	3,158	6.09%
Other Securities (2)	56,798	680	4.82%	54,111	1,391	5.17%	38,057	1,150	6.09%

Total securities	821,117	10,016	4.91%	795,973	19,772	5.00%	733,537	18,191	5.00%
Federal Funds Sold	18,105	55	1.22%	10,521	75	1.43%	7,787	203	5.26%
Loans, net of unearned income (3)
Real Estate	1,071,461	17,239	6.47%	1,021,119	33,420	6.58%	893,816	30,353	6.85%
Commercial Loans (2)	398,325	6,243	6.30%	391,160	12,863	6.61%	351,460	14,231	8.17%
Consumer Loans	79,965	1,433	7.21%	79,510	2,900	7.33%	81,198	2,842	7.06%
Direct Lease Financing	14,531	213	5.90%	14,461	392	5.45%	10,121	323	6.44%

Total loans, net of unearned income	1,564,282	25,128	6.46%	1,506,250	49,575	6.62%	1,336,595	47,749	7.20%

Total interest-earning assets	2,408,901	35,226	5.88%	2,320,984	69,526	6.02%	2,084,439	66,297	6.41%

Other assets	194,013			183,014			158,505

Total assets	$2,602,914			$2,503,998			$2,242,944

LIABILITIES & SHAREHOLDERS’ EQUITY

Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	917,359	3,190	1.40%	863,407	6,785	1.58%	703,470	6,688	1.92%
Time Dep > $100,000	273,055	2,285	3.37%	273,347	5,081	3.74%	346,378	8,544	4.97%
Time Dep < $100,000	376,687	3,181	3.40%	357,979	6,711	3.77%	347,075	7,925	4.60%
Brokered Time Dep < $100,000	3,058	23	3.03%	3,564	60	3.39%	20,673	510	4.97%

Total interest-bearing deposits	1,570,159	8,679	2.22%	1,498,297	18,637	2.50%	1,417,596	23,667	3.37%

Federal funds purchased & securities sold under agreements to repurchase	209,157	1,986	3.82%	210,004	4,022	3.85%	197,745	4,000	4.08%
Other borrowings	173,938	1,971	4.56%	166,823	3,836	4.62%	61,424	1,366	4.48%

Total interest-bearing liabilities	1,953,254	12,636	2.60%	1,875,124	26,495	2.84%	1,676,765	29,033	3.49%

Noninterest bearing deposits	398,461			383,580			343,963
Accrued expenses and other liabilities	38,717			36,842			32,072

Total liabilities	2,390,432			2,295,546			2,052,800

Minority Interest	3,079			2,653			1,479

Shareholders’ equity	209,403			205,799			188,665

Total liabilities and shareholders’ equity	$2,602,914			$2,503,998			$2,242,944

Interest rate spread			3.28%			3.18%			2.92%

Net interest income/margin on earning assets		$22,590	3.77%		$43,031	3.73%		$37,264	3.61%

Tax Equivalent Adjustment		(680)			(1,288)			(1,212)

Net interest income per consolidated financial statements		$21,910			$41,743			$36,052

(1)	Average balances and yields on available-for-sale securities are based on historical amortized cost.
(2)

Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax exempt interest income to taxable-equivalent basis.

(3)	Nonaccrual loans are included in the average asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the consolidated financial statements.

Provision for Loan and Lease Losses
The provision for loan and lease losses represents management’s estimate of the expense necessary to maintain the allowance for loan and lease losses at an adequate level. The provision for loan and lease losses was $1.2 million and $1.8 million for the three and six months ended June 30, 2008, compared to $192,000 and $663,000 for the same period in 2007. The increase in the provision for the three and six months ended June 30, 2008 reflects the growth in loans and leases, an increase in nonperforming loans and the impacts of a slowing economy. The allowance for loan and lease losses, as a percentage of period end loans was 1.02% at June 30, 2008, compared to 1.05% at June 30, 2007. The section captioned “Allowance for Loan and Lease Losses and Nonperforming Assets” contained elsewhere in report has further details on the allowance for loan and lease losses.

Noninterest Income
Noninterest income is a significant source of income for the Company, representing 36.6% of total revenues for the first six months of 2008, compared to 37.1% for the same period in 2007. Noninterest income for the three months ended June 30, 2008 was $11.6 million, an increase of 7.0% from the same period in 2007. Year-to-date 2008, noninterest income was $24.1 million, up 13.3% over the same period in 2007. Noninterest income in 2008 included $1.6 million of pre-tax other income related to proceeds received from the Company’s allocation of the Visa, Inc. initial public offering (the “Visa IPO”), consisting of a $1.2 million gain on the partial redemption of Visa stock and a $0.4 million partial reversal of a fourth quarter 2007 accrual for indemnification charges. Visa withheld a portion of the shares allocated to its member banks to create an escrow account to cover the costs and liabilities associated with certain litigation for which its member banks are obligated to indemnify Visa. Visa’s funding of this escrow account allowed member banks to reverse litigation related accruals made in the fourth quarter of 2007, up to each bank’s proportionate membership interest of the $3.0 billion used to fund the escrow account. Although management does not expect additional expense related to the Visa litigation, additional accruals may be required in future periods should the Company’s estimate of its obligations under the indemnification agreement change.

Investment services income was $3.6 million in the second quarter of 2008, up 0.8% over the same period in 2007. For the first six months of 2008, investment services income was $7.2 million, an increase of 3.3% over the same period in 2007. Investment services income reflects income from Tompkins Investment Services (“TIS”), a division within Tompkins Trust Company, and AM&M. Investment services income includes: trust services, financial planning, wealth management services, and brokerage related services. TIS generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing investments in employee benefits plans. TIS also oversees retail brokerage activities in the Company’s banking offices. TIS revenues for the three months ended June 30, 2008, decreased by $122,000 or 6.9%, compared to the same period in 2007. TIS revenues for the six months ended June 30, 2008, were in line with the same period in 2007. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market has a considerable impact on fee income. The market value of assets managed by, or in custody of, TIS was $1.84 billion at June 30, 2008, up 3.2% from $1.79 billion at June 30, 2007. These figures include $556.4 million and $523.2 million, respectively, of Company-owned securities of which TIS is custodian. We believe that trends for new business in trust and investment services remain positive.

AM&M provides fee-based financial planning services, wealth management services, and brokerage services to independent financial planners and investment advisors. AM&M revenues increased by $239,000 or 12.9% and by $358,000 or 9.7% for the three and six months ended June 30, 2008, compared to the same periods in 2007. Growth in financial planning and wealth management fees and insurance commissions were partially offset by lower broker-dealer fees, which were unfavorably impacted by weak equities markets. The market value of assets under management by AM&M was $545.3 million at June 30, 2008, up 8.4% from $503.0 million at June 30, 2007.

Insurance commissions and fees for the three and six months ended June 30, 2008 increased by $122,000 or 4.3%, and $196,000 or 3.5%, respectively, as compared to the same periods in 2007. The growth in insurance commissions and fees was mainly in personal line revenues, and was partly due to an acquisition in the third quarter of 2007.

Service charges on deposit accounts for the first half of 2008, increased by $264,000 or 5.6% as compared to the same period in 2007. For the three months ended June 30, 2008, services charges on deposit accounts were down by $338,000 or 12.1%, from the same period prior year. The largest component of this category is overdraft fees, which is largely driven by customer activity. Customer activity has been changing over the past several years, with electronic transactions such as debit cards and Internet banking reducing the volume of checks. The Company reviewed and revised the way that it processes these transactions during the second quarter of 2007 to process electronic transactions substantially the same as paper transactions, which has had a favorable impact on overdraft income.

Net mark-to-market gains on securities and borrowings held at fair value totaled $219,000 for the three months ending June 30, 2008, compared to net mark-to-market losses on securities and borrowings held at fair value of $600,000 for the three months ended June 30, 2007. Year-to-date 2008, mark-to-market losses were $334,000, compared to losses of $148,000 for the same period in 2007. Mark-to-market losses or gains relate to the change in the fair value of securities and borrowings where the Company has elected the fair value option. An uptick in market rates contributed to the unfavorable mark-to-market losses during the quarter for the securities held at fair value and the favorable mark-to-market gains during the quarter for the borrowings held at fair value.

Noninterest income for the second quarter of 2008 includes $352,000 of income relating to increases in the cash surrender value of corporate owned life insurance (COLI). This compares to $283,000 for the same period in 2007. For the year-to-date period income from this source was up $133,000 or 23.9% over the same period last year. The COLI relates to life insurance policies covering certain executive officers of the Company. The Company’s average investment in COLI was $34.0 million for the six month period ended June 30, 2008, compared to $26.2 million for the same period in 2007. The Company purchased $3.0 million of additional insurance in the fourth quarter of 2007 and acquired $3.5 million in the acquisition of Sleepy Hollow. Although income associated with the insurance policies is not included in interest income, the COLI produced a tax-equivalent return of 7.4% for the first six months of 2008, compared to 7.2% for the same period in 2007.

Other income for the second quarter of 2008 was $254,000, down $138,000 or 35.2% from the second quarter of 2007. Other income for the second quarter of 2007 included an $89,000 gain on the sale of fixed assets. For the six months ended June 30, 2008, other income was $696,000, an increase of $227,000 from the same period prior year.

Noninterest Expenses
Total noninterest expenses increased 10.6% to $21.8 million for the three months ended June 30, 2008, compared to $19.7 million for the same period in 2007, and increased 8.7% to $42.1 million for the six months ended June 30, 2008, from $38.8 million for the same period in 2007. The increase in 2008 over 2007 was primarily in salary and wages and occupancy related expenses, which were all impacted by the Sleepy Hollow acquisition. Changes in the components of noninterest expense are discussed below.

Personnel-related expense increased by $890,000 or 7.8%, and $1.7 million or 7.3%, respectively, for the three and six month periods ended June 30, 2008. Salaries and wages for the three months ended June 30, 2008 were up $1.0 million or 11.6%, compared to the same period in 2007, while pension and other employee benefits were down $127,000 or 4.9% compared to the same period in 2007. The increase included the staffing requirement for six new branches added in May 2008, with the acquisition of Sleepy Hollow.

Expenses related to bank premises and furniture and fixtures increased by $358,000 or 14.1% and by $450,000 or 9.0% for the three and six month periods ended June 30, 2008. Additions to the company’s branch network as well as increases in depreciation, real estate taxes and utilities contributed to the increased expenses for premises and furniture and fixtures year-over-year. The acquisition of Sleepy Hollow in May of 2008 added six banking offices to the Company’s branch network.

Marketing expense for the three and six months ended June 30, 2008, were up by $332,000 or 61.0%, and $258,000 or 21.9%, respectively, compared to the same periods in 2007. The primary reason for the period over period increase was the ad campaigns and mailings related to the addition of six new branches acquired in the acquisition of Sleepy Hollow.

Software licensing and maintenance expense for the three and six months ended June 30, 2008 increased by $277,000 or 55.1%, and $385,000 or 38.4% over the same periods in 2007. Contributing to the increase in 2008 was an increase in core operating system expense, and process improvement related initiatives.

Other operating expenses increased by $406,000 or 12.0%, and $799,000 or 12.3% for the three and six month periods ended June 30, 2008, compared to the same period in 2007. Contributing to the year-to-date increase in other operating expenses were the following: telephone and leased data line (up $132,000), printing and supplies (up $113,000); deposit insurance (up $127,000), and merger related expenses (up $73,000).

Income Tax Expense
The provision for income taxes provides for Federal and New York State income taxes. The provision for the three months ended June 30, 2008, was $3.3 million, compared to $3.0 million for the same period in 2007. For the year-to-date period ended June 30, 2008, the provision was $7.1 million compared to $5.7 million for the same period in 2007. The Company’s effective tax rate for the second quarter of 2008 was 31.2%, compared to 32.2% for the same period in 2007. For the six months ended June 30, 2008, the effective tax rate was 32.4% compared to 31.7% for the comparable prior year period. The increase in the effective tax rate for the first six months of 2008 compared to 2007 was primarily the result of nontaxable items representing a smaller percentage of the higher pre-tax income for the six months ended June 30, 2008 as compared to the prior year period.

FINANCIAL CONDITION
Total assets were $2.7 billion at June 30, 2008, up $345.7 million or 14.7% over December 31, 2007, and up 19.6% over June 30, 2007. Asset growth includes $269.1 million of assets acquired in the acquisition of Sleepy Hollow. Asset growth over year-end 2007 included a $91.1 million increase in securities ($46.9 million acquired from Sleepy Hollow), a $212.7 million increase in the total loans and leases ($151.2 million acquired from Sleepy Hollow), and a $5.3 million increase in cash and equivalents. The 14.8% growth in total loans from year-end 2007 was mainly in commercial real estate, residential real estate, and commercial loans. Commercial real estate loans were up $92.5 million or 20.1% ($87.9 million acquired from Sleepy Hollow; residential real estate loans were up $84.3 million or 16.6% ($55.2 million acquired from Sleepy Hollow); and commercial loans were up $30.6 million or 8.0% ($4.5 million acquired from Sleepy Hollow). The consumer portfolio was in line with the prior year.

Total securities were up 12.2% compared to year-end 2007, primarily in bonds issued by U.S. Government sponsored agencies. The portfolio is comprised primarily of mortgage-backed securities, obligations U.S. of Government sponsored agencies, and obligations of states and political subdivisions. The Company has no investments in preferred stock of U.S. Government sponsored agencies, no investments in pools of Trust Preferred securities, and no securities where management has deemed impairment to be other than temporary. The after-tax unrealized loss on the available-for-sale securities was $4.2 million at June 30, 2008, compared to an after-tax unrealized gain of $1.3 million at December 31, 2007.

As of June 30, 2008, the trading portfolio totaled $40.1 million, down from $60.1 million at December 31, 2007. The decrease reflects maturities during the first and second quarters of 2008.

Total deposits were $2.1 billion at June 30, 2008, up $336.4 million or 19.5% over December 31, 2007, and up $359.1 million or 21.2% over June 30, 2007. The Company acquired $229.0 million of deposits in the acquisition of Sleepy Hollow. The growth in total deposits from December 31, 2007 was mainly in money market and savings balances, which were up $181.9 million or 24.5% ($93.1 million acquired in Sleepy Hollow acquisition). Noninterest bearing deposit balances were up $48.2 million or 12.2% ($24.5 million acquired in Sleepy Hollow acquisition). Time deposit balances were up $106.3 million or 18.2% ($109.2 million acquired in Sleepy Hollow acquisition). Other borrowings decreased $18.2 million from year-end 2007 to $192.6 million at June 30, 2008, as the Company paid down some overnight FHLB borrowings with the increase in deposit balances. During the second quarter of 2007, the Company elected the fair value option for $25.0 million of FHLB borrowings incurred during the quarter. Since December 31, 2007, the fair value of these borrowings decreased by $41,000.

Nonperforming loans were $12.1 million at June 30, 2008, up from $9.3 million at December 31, 2007. Nonperforming loans represented 0.73% of total loans at June 30, 2008, compared to 0.65% of total loans at December 31, 2007, and 0.62% at June 30, 2007. The increase in nonperforming loans was mainly a result of nonperforming loans acquired in the Sleepy Hollow acquisition. For the six months ended June 30, 2008, net charge-offs were $1.1 million, up from $634,000 in the same period of 2007.

Recently, there has been significant attention to subprime consumer real estate lending in the media. The Company has not engaged in the origination or purchase of subprime loans as a line of business and residential loan charge-offs amount to only $16,000 for the current year-to-date compared to $97,000 for the same period in 2007. In addition, the combined nonperforming loan balances in our construction and home equity lending portfolios represents less than 0.03% of total loans.

Capital
Total shareholders’ equity totaled $203.3 million at June 30, 2008, an increase of $6.1 million from December 31, 2007. Additional paid-in capital increased by $3.7 million, from $147.7 million at December 31, 2007, to $151.3 million at June 30, 2008, reflecting $3.0 million in proceeds from stock option exercises and $458,000 related to stock-based compensation. Retained earnings increased $7.9 million from $57.3 million at December 31, 2007, to $65.2 million at June 30, 2008, reflecting net income of $14.6 million less dividends paid of $6.1 million and a cumulative-effect adjustment of $582,000 related to the adoption of EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.Accumulated other comprehensive loss increased by $5.3 million from a net unrealized loss of $6.9 million at December 31, 2007, to a net unrealized loss of $12.2 million at June 30, 2008, reflecting an increase in unrealized losses on available-for-sale securities due to higher market rates, partially offset by amounts recognized in other comprehensive income related to postretirement benefit plans.

Cash dividends paid in the first six months of 2008 totaled approximately $6.1 million, representing 42.0% of year-to-date earnings. Cash dividends of $0.64 per share paid during the first six months of 2008 were up 6.7% over cash dividends of $0.60 per share paid in the first six months of 2007.

On July 22, 2008, the Company’s Board of Directors approved a stock repurchase plan (the “2008 Plan”). The 2008 Plan authorizes the repurchase of up to 150,000 shares of the Company’s outstanding common stock over a two-year period. The 2008 Plan replaces a previous repurchase plan that expired in July 2008. The Company did not repurchase any shares of common stock under the previous plan during the first six months of 2008. Over the life of the plan approved in 2006, the Company repurchased 420,575 shares.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and its subsidiaries meet all capital adequacy requirements to which they are subject. The table below reflects the Company’s capital position at June 30, 2008, compared to the regulatory capital requirements for “well capitalized” institutions.

REGULATORY CAPITAL ANALYSIS June 30, 2008

	Actual		Well Capitalized Requirement
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$197,757	11.0%	$179,553	10.0%
Tier I Capital (to risk weighted assets)	$180,766	10.1%	$107,732	6.0%
Tier I Capital (to average assets)	$180,766	7.1%	$127,735	5.0%

As illustrated above, the Company’s capital ratios on June 30, 2008, remain well above the minimum requirements for well capitalized institutions. As of June 30, 2008, the capital ratios for each of the Company’s subsidiary banks also exceeded the minimum levels required to be considered well capitalized. The Company and its affiliates remained well capitalized after the May 9, 2008 acquisition of Sleepy Hollow Bancorp.

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

The allowance represented 1.02% of total loans and leases outstanding at June 30, 2008, compared to 1.01% at December 31, 2007 and 1.05% at June 30, 2007. The allowance coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) was 1.4 times at June 30, 2008, 1.6 times at December 31, 2007, and 1.6 times at June 30, 2007. Based upon consideration of the above factors, management believes that the allowance is adequate to provide for the risk of loss inherent in the current loan and lease portfolio. Activity in the Company’s allowance for loan and lease losses during the first six months of 2008 and 2007 and for the 12 months ended December 31, 2007 is illustrated in the table below.

ANALYSIS OF THE ALLOWANCE FOR LOAN/LEASE LOSSES (In thousands)

	June 30, 2008	December 31, 2007	June 30, 2007

Average Loans and Leases Outstanding Year to Date	$1,506,250	$1,362,417	$1,336,595

Beginning Balance	14,607	14,328	14,328

Provision for loan and lease losses	1,808	1,529	663
Loans charged off	(1,293)	(1,760)	(908)
Loan recoveries	228	510	274

Net charge-offs	(1,065)	(1,250)	(634)

Allowance acquired in purchase acquisition	1,485	0	0

Ending Balance	$16,835	$14,607	$14,357

The level of nonperforming assets at June 30, 2008, and 2007, and December 31, 2007 is illustrated in the table below. Nonperforming assets of $12.6 million as of June 30, 2008, were up $3.2 million from nonperforming assets of $9.4 million at year-end 2007. Nonperforming assets represented 0.47% of total assets at June 30, 2008, compared to 0.40% at December 31, 2007, and 0.39% at June 30, 2007. Approximately $3.7 million of nonperforming loans at June 30, 2008, were secured by U.S. government guarantees, while $947,000 were secured by one-to-four family residential properties.

NONPERFORMING ASSETS (In thousands)

	June 30, 2008	December 31, 2007	June 30, 2007

Nonaccrual loans and leases	$10,552	$8,890	$8,474
Loans past due 90 days and accruing	1,422	312	2
Troubled debt restructuring not included above	135	145	0

Total nonperforming loans	12,109	9,347	8,476

Other real estate, net of allowances	481	5	362

Total nonperforming assets	$12,590	$9,352	$8,838

Total nonperforming loans/leases as a percent of total loans/leases	0.73%	0.65%	0.62%

Total nonperforming assets as a percentage of total assets	0.47%	0.40%	0.39%

Potential problem loans and leases are loans and leases that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans/leases as nonperforming at some time in the future. Management considers loans and leases classified as Substandard that continue to accrue interest to be potential problem loans and leases. At June 30, 2008, the Company’s internal loan review function had identified 28 commercial relationships totaling $10.2 million, which it has classified as Substandard, which continue to accrue interest. As of December 31, 2007, the Company’s internal loan review function had classified 34 commercial relationships as Substandard totaling $13.4 million, which continue to accrue interest. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans is not significant. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed at least quarterly.

Deposits and Other Liabilities
Total deposits of $2.1 billion at June 30, 2008, were up $336.4 million or 19.6% from December 31, 2007. Deposit growth included $181.9 million in savings and money market balances, $106.3 million in time deposits and $48.2 million in noninterest bearing deposits. A portion of the growth was due to the Sleepy Hollow acquisition and merger. Growth in municipal deposits accounted for a majority of the increase in savings and money market balances from year-end 2007. In 2007 and 2008, the Federal Reserve reduced short-term market rates, which led to a decrease in rates paid on deposits. With deposit rates down on time deposits and more in line with money market rates, municipalities are placing tax deposits into money market accounts. Municipal deposit balances are somewhat seasonal, increasing as tax deposits are collected and decreasing as these monies are used by the municipality.

The Company’s primary funding source is core deposits, defined as total deposits less time deposits of $100,000 or more, brokered time deposits, and municipal money market deposits. Core deposits increased 17.6% from year-end 2007 to $1.6 billion at June 30, 2008 and represented 63.7% of total liabilities.

Non-core funding sources for the Company totaled $863.9 million at June 30, 2008, up from $775.7 million at December 31, 2007. Non-core funding at June 30, 2008, included municipal money market deposits, time deposits of $100,000 or more, term advances and securities sold under agreements to repurchase (“repurchase agreements”) with the Federal Home Loan Bank (“FHLB”), and retail repurchase agreements. The increase in non-core funding between December 31, 2007, and June 30, 2008, was concentrated in municipal money market deposits, which were up $57.3 million to $177.1 million at June 30, 2008 and time deposits of $100,000 or more which were up $42.5 million.

The Company’s liability for repurchase agreements amounted to $203.7 million at June 30, 2008, which is up from $195.4 million at December 31, 2007. Included in repurchase agreements at June 30, 2008, were $147.6 million in FHLB repurchase agreements and $56.1 million in retail repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Included in the $147.6 million of repurchase agreements with the FHLB are $140.0 million that have call dates between 2007 and 2017 and are callable if certain conditions are met. Also included in the $147.6 million are $15.0 million of repurchase agreements with the FHLB where the Company has elected to adopt the fair value option under SFAS 159. The fair value of these repurchase agreements has increased by $7,000 since December 31, 2007.

At June 30, 2008, other borrowings of $192.6 million included $171.5 million of term advances with the FHLB, and a $21.0 million term borrowing with a money center Bank. Included in the $171.5 million in term advances with the FHLB are $144.0 million of advances that have call dates between 2007 and 2017 and are callable if certain conditions are met. The Company elected the fair value option under SFAS 159 for a $10.0 million advance with the FHLB. The fair value of this advance has decreased by $48,000 from year-end 2007.

Liquidity
The objective of liquidity management is to ensure the availability of adequate funding sources to satisfy the demand for credit, deposit withdrawals, and business investment opportunities. The Company’s large, stable core deposit base and strong capital position are the foundation for the Company’s liquidity position. The Company uses a variety of resources to meet its liquidity needs, which include deposits, cash and cash equivalents, short-term investments, cash flow from lending and investing activities, repurchase agreements, and borrowings. Asset and liability positions are monitored primarily through Asset/Liability Management Committees of the Company’s subsidiary banks individually and on a combined basis. These Committees review periodic reports on liquidity and interest rate sensitivity positions. Comparisons with industry and peer groups are also monitored. The Company’s strong reputation in the communities it serves, along with its strong financial condition, provides access to numerous sources of liquidity as described below. Management believes these diverse liquidity sources provide sufficient means to meet all demands on the Company’s liquidity that are reasonably likely to occur.

Core deposits are a primary and low cost funding source obtained primarily through the Company’s branch network. Core deposits totaled $1.6 billion at June 30, 2008, up $238.3 million or 17.6% from year-end 2007, and $280.9 million or 21.5% from June 30, 2007. Core deposits represented 77.3% of total deposits and 63.7% of total liabilities at June 30, 2008, compared to 78.5% of total deposits and 62.5% of total liabilities at December 31, 2007.

In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $100,000 or more, brokered time deposits, municipal money market deposits, securities sold under agreements to repurchase and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources, as a percentage of total liabilities, were 34.6% at June 30, 2008, down from 35.9% at December 31, 2007.

Cash and cash equivalents totaled $55.1 million as of June 30, 2008, up from $49.9 million at December 31, 2007. Short-term investments, consisting of securities due in one year or less, decreased from $68.0 million at December 31, 2007, to $37.9 million on June 30, 2008. The Company also has $40.1 million of securities designated as trading securities. The Company pledges securities as collateral for certain non-core funding sources. Securities carried at $577.5 million at December 31, 2007, and $630.3 million at June 30, 2008, were pledged as collateral for public deposits or other borrowings, and pledged or sold under agreements to repurchase. Pledged securities represented 75.0% of total securities as of June 30, 2008, compared to 77.1% as of December 31, 2007.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $445.0 million at June 30, 2008, compared with $382.2 million at December 31, 2007. Outstanding principle balances of residential mortgage loans, consumer loans, and leases totaled approximately $687.1 million at June 30, 2008 as compared to $597.4 million at December 31, 2007. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At June 30, 2008, the unused borrowing capacity on established lines with the FHLB was $423.4 million. As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At June 30, 2008, total unencumbered residential mortgage loans of the Company were $170.1 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 200 basis point parallel change in rates. Based upon the simulation analysis performed as of June 30, 2008, a 200 basis point parallel upward shift in interest rates over a one-year time frame would result in a one-year decline from the base case in net interest income of approximately 1.3%, while a 200 basis point parallel decline in interest rates over a one-year period would result in a decrease from the base case in net interest income of 0.8%. This simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of June 30, 2008. The analysis reflects sensitivity to rising interest rates in all repricing intervals shown. The Company’s one-year interest rate gap was a negative $180,000 or 6.7% of total assets at June 30, 2008, compared to a negative $110,000 or 4.7% of total assets at December 31, 2007. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is more vulnerable to a rising rate environment than it is to sustained low interest rates. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap – June 30, 2008
	,
	Repricing Interval
(Dollar amounts in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets	$2,463,762	$638,824	$145,491	$266,710	$1,051,025
Interest-bearing liabilities	2,011,514	883,951	181,952	165,540	$1,231,443

Net gap position		(245,127)	(36,461)	101,170	(180,418)

Net gap position as a percentage of total assets		(9.06%)	(1.35%)	3.74%	(6.67%)

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2008. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report on Form 10-Q the Company’s disclosure controls and procedures were effective in providing reasonable assurance that any information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that material information relating to the Company and its subsidiaries is made known to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s first quarter ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

April 1, 2008 through April 30, 2008	0	0	0	29,425

May 1, 2008 through May 31, 2008	0		0	29,425

June 1, 2008 through June 30, 2008	290	44.66	0	29,425

Total	290	$44.66	0	29,425

On July 22, 2008, the Company’s Board of Directors approved a stock repurchase plan (the “2008 Plan”). The 2008 Plan authorizes the repurchase of up to 150,000 shares of the Company’s outstanding common stock over a two-year period. The 2008 Plan replaces a previous repurchase plan that expired in July 2008.

Included above are 290 shares purchased in June 2008 at an average cost of $44.66, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation, and Participating Subsidiaries and were part of the director deferred compensation under that plan. Shares purchased under the rabbi trust are not part of the Board approved stock repurchase plan.

Recent Sales of Unregistered Securities

On April 25, 2008, the Company issued 18,150 shares of common stock as additional earn-out consideration relating to the acquisition of AM&M in January of 2006.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of the Company was held on May 5, 2008.

(b) All director nominees were elected. At the meeting, the stockholders elected the following five directors for a one year term: John E. Alexander; Elizabeth W. Harrison; Hunter R. Rawlings, III; Stephen S. Romaine; and Craig Yunker. The directors continuing in office are: James J. Byrnes; Reeder D. Gates; Carl E. Haynes; Michael D. Shay; Michael H. Spain; William D. Spain, Jr.; Russell K. Achzet; James W. Fulmer; James R. Hardie; Patricia A. Johnson; and Thomas R. Salm

(c) At the meeting, the stockholders also: approved a proposal to amend the Company’s Certificate of Incorporation and Bylaws to permit the annual election of directors; approved a proposal to amend the Company’s Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 15,000,000 to 25,000,000; and approved a proposal to amend the Company’s Certificate of Incorporation to authorize the issuance of up to 3,000,000 shares of Series Preferred Stock. Subsequent to adjournment of the meeting, the Company discovered that certain shareholder votes, although timely cast, had not been included in the tabulation of votes by the inspectors of election. As permitted by section 611(c) of the New York Business Corporation Law, the New York Supreme Court, in and for Tompkins County, issued an order directing the inspectors of election to include the previously unreported votes in the final tabulation of votes, which was as follows:

Director	Shares For	Shares Withheld

John E. Alexander	7,640,990	101,003
Elizabeth W. Harrison	7,670,489	71,503
Hunter R. Rawlings, III	6,731,349	1,010,643
Stephen S. Romaine	7,661,782	80,210
Craig Yonker	7,679,673	62,320

	Votes Cast
				Broker
Proposal	For	Against	Abstain	Non-Votes

(1) Annual Election of Directors	7,663,974	32,513	45,501	—

(2) Increase in Common Stock	7,314,226	365,904	61,854	—

(3) Approval of Preferred	5,035,843	1,193,341	126,212	1,386,596

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer and required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer and required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Principal Executive Officer and required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of Principal Financial Officer and required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350 (filed herewith)

3(i)	Amended and restated Certificate of Incorporation

3(ii)	Amended and restated Bylaws of the Company

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2008

TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine

Stephen S. Romaine
President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Francis M. Fetsko

Francis M. Fetsko
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Pages

31.1	Certification of Principal Executive Officer and required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	33

31.2	Certification of Principal Financial Officer and required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	34

32.1	Certification of Principal Executive Officer and required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350	35

32.2	Certification of Principal Financial Officer and required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350	36

3(i)	Amended and restated Certificate of Incorporation	37

3(ii)	Amended and restated Bylaws of the Company	45