Form 10-Q
period 2008-09-30
TOMPKINS FINANCIAL CORP
filed 2008-11-10
CIK 1005817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒.

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date:

Class	Outstanding as of October 24, 2008

Common Stock, $.10 par value	9,670,440 shares

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share data) (Unaudited)

	As of 09/30/2008	As of 12/31/2007

ASSETS

Cash and noninterest bearing balances due from banks	$50,799	$46,705
Interest bearing balances due from banks	4,818	3,154
Trading securities, at fair value	38,778	60,135
Available-for-sale securities, at fair value	711,498	639,148
Held-to-maturity securities, fair value of $50,446 at September 30, 2008, and $50,297 at December 31, 2007	50,122	49,593
Loans and leases, net of unearned income and deferred costs and fees	1,718,378	1,440,122
Less: Allowance for loan and lease losses	17,306	14,607

Net Loans and Leases	1,701,072	1,425,515

Bank premises and equipment, net	46,993	44,811
Corporate owned life insurance	34,440	29,821
Goodwill	41,563	22,894
Other intangible assets	5,344	3,497
Accrued interest and other assets	39,587	34,186

Total Assets	$2,725,014	$2,359,459

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES AND SHAREHOLDERS’ EQUITY
Deposits:
Interest bearing:
Checking, savings and money market	$974,524	$741,836
Time	700,542	585,142
Noninterest bearing	419,581	393,848

Total Deposits	2,094,647	1,720,826

Federal funds purchased and securities sold under agreements to repurchase, fair value of $15,594 at September 30, 2008 and $15,553 at December 31, 2007.	190,299	195,447
Other borrowings, fair value of $10,916 at September 30, 2008 and $10,795 at December 31, 2007.	185,067	210,862
Other liabilities	36,295	33,677

Total Liabilities	$2,506,308	$2,160,812

Minority interest in consolidated subsidiaries	6,074	1,452

Shareholders’ equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 9,704,025 at September 30, 2008; and 9,615,430 at December 31, 2007	970	962
Additional paid-in capital	151,760	147,657
Retained earnings	69,798	57,255
Accumulated other comprehensive loss	(7,889)	(6,900)
Treasury stock, at cost – 75,323 shares at September 30, 2008, and 70,896 shares at December 31, 2007	(2,007)	(1,779)

Total Shareholders’ Equity	$212,632	$197,195

Total Liabilities, Minority Interest in Consolidated Subsidiaries and Shareholders’ Equity	$2,725,014	$2,359,459

See accompanying notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (Unaudited)

	Three months ended		Nine months ended
	09/30/2008	09/30/2007	09/30/2008	09/30/2007

INTEREST AND DIVIDEND INCOME
Loans	$26,624	$24,644	$75,944	$72,341
Due from banks	14	29	124	183
Federal funds sold	40	14	115	217
Trading securities	424	813	1,517	1,989
Available-for-sale securities	8,643	7,227	25,197	22,018
Held-to-maturity securities	455	497	1,388	1,560

Total Interest and Dividend Income	36,200	33,224	104,285	98,308

INTEREST EXPENSE
Deposits:
Time certificates of deposits of $100,000 or more	2,069	3,204	7,155	11,748
Other deposits	6,111	7,786	19,668	22,908
Federal funds purchased and securities sold under agreements to repurchase	1,738	2,066	5,760	6,066
Other borrowings	2,244	1,665	6,080	3,031

Total Interest Expense	12,162	14,721	38,663	43,753

Net Interest Income	24,038	18,503	65,622	54,555

Less: Provision for loan/lease losses	1,515	387	3,323	1,050

Net Interest Income After Provision for Loan/Lease Losses	22,523	18,116	62,299	53,505

NONINTEREST INCOME
Investment services income	3,492	3,621	10,728	10,628
Insurance commissions and fees	3,048	2,910	8,774	8,440
Service charges on deposit accounts	2,671	2,789	7,663	7,517
Card services income	730	884	2,511	2,587
Other service charges	660	631	1,960	1,927
Mark-to-market gain (loss) on trading securities	204	346	(172)	221
Mark-to-market loss on liabilities held at fair value	(203)	(644)	(162)	(667)
Increase in cash surrender value of corporate owned life insurance	398	302	1,087	858
Gains on sale of loans	48	54	90	151
Gain on VISA stock redemption	0	0	1,639	0
Other income	376	408	1,127	877
Net gain on sale of available-for-sale securities	18	283	424	289

Total Noninterest Income	11,442	11,584	35,669	32,828

NONINTEREST EXPENSES
Salary and wages	10,208	9,045	29,353	26,616
Pension and other employee benefits	2,561	2,598	7,753	7,712
Net occupancy expense of bank premises	1,718	1,484	5,086	4,531
Furniture and fixture expense	1,075	949	3,152	2,895
Marketing expense	655	568	2,093	1,748
Professional fees	700	1,046	2,067	2,606
Software licenses and maintenance	655	552	2,044	1,555
Cardholder expense	407	241	920	732
Amortization of intangible assets	239	155	600	498
Other operating expense	3,972	3,061	11,260	9,576

Total Noninterest Expenses	22,190	19,699	64,328	58,469

Income Before Income Tax Expense and Minority Interest in Consolidated Subsidiaries	11,775	10,001	33,640	27,864

Minority interest in consolidated subsidiaries	117	33	264	98
Income Tax Expense	3,725	3,163	10,816	8,820

Net Income	$7,933	$6,805	$22,560	$18,946

Basic Earnings Per Share	$0.82	$0.71	$2.34	$1.94

Diluted Earnings Per Share	$0.81	$0.70	$2.32	$1.93

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine months ended
	09/30/2008	09/30/2007

OPERATING ACTIVITIES
Net income	$22,560	$18,946
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,323	1,050
Depreciation and amortization premises, equipment, and software	3,545	3,279
Amortization of intangible assets	600	498
Earnings from corporate owned life insurance	(1,087)	(858)
Net amortization on securities	994	1,100
Mark-to-market loss (gain) on trading securities	172	(221)
Mark-to-market loss on liabilities held at fair value	162	667
Net gain on sale of available-for-sale securities	(424)	(289)
Net gain on sale of loans	(90)	(151)
Proceeds from sale of loans	9,486	9,646
Loans originated for sale	(8,993)	(9,326)
Net (gain) loss on sale of bank premises and equipment	(25)	18
Stock-based compensation expense	683	525
Decrease (increase) in accrued interest receivable	520	(634)
(Decrease) increase in accrued interest payable	(1,229)	(182)
Purchases of trading securities	(3,998)	(72,300)
Payments/maturities from trading securities	24,432	7,525
Proceeds from sale of trading securities	479	61,912
Contribution to pension plan	(5,000)	0
Other, net	798	(4,237)

Net Cash Provided by Operating Activities	46,908	16,968

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities	185,457	73,223
Proceeds from sales of available-for-sale securities	60,902	27,432
Proceeds from maturities of held-to-maturity securities	11,180	11,933
Purchases of available-for-sale securities	(274,716)	(117,641)
Purchases of held-to-maturity securities	(11,767)	(3,528)
Net increase in loans	(129,602)	(58,767)
Proceeds from sale of bank premises and equipment	45	111
Purchases of bank premises and equipment	(2,088)	(4,541)
Net cash acquired in acquisition	12,176	(314)
Other, net	(103)	0

Net Cash Used in Investing Activities	(148,516)	(72,092)

FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	140,555	75,546
Net increase (decrease) in time deposits	4,229	(59,237)
Net (decrease) increase in securities sold under agreements
To repurchase and Federal funds purchased	(5,189)	4,338
Increase in other borrowings	56,700	145,800
Repayment of other borrowings	(82,616)	(83,938)
Cash dividends	(9,435)	(8,964)
Common stock repurchased and returned to unissued status	0	(11,969)
Net proceeds from exercise of stock options	2,729	475
Tax benefit from stock options exercises	393	25

Net Cash Provided by Financing Activities	107,366	62,076

Net Increase in Cash and Cash Equivalents	5,758	6,952
Cash and cash equivalents at beginning of period	49,859	52,174

Total Cash & Cash Equivalents at End of Period	$55,617	$59,126

Supplemental Information:
Cash paid during the year for - Interest	$44,442	$43,935
Cash paid during the year for - Taxes	$9,814	$9,754
Transfer of available-for-sale securities to trading securities with adoption of SFAS No. 159	$0	$63,383
Fair value of assets acquired in purchase acquisition	$250,809	$0
Goodwill related to acquisition	$18,288	$0
Fair value of liabilities assumed in purchase acquisition	$238,627	$0
Fair value of shares issued for acquisitions	$0	$11
Securities purchased not yet settled	$0	$24,697

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data) (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Balances at January 1, 2007	$989	$158,203	$44,429	($12,487)	($1,514)	$189,620

Comprehensive Income:
Net Income			18,946			18,946
Other comprehensive income				1,139		1,139

Total Comprehensive Income						20,085

Cash dividends ($0.92 per share)			(8,964)			(8,964)
Exercise of stock options and related tax benefit (29,399 shares, net)	3	497				500
Common stock repurchased and returned to unissued status (309,099 shares)	(31)	(11,938)				(11,969)
Directors deferred compensation plan (4,854 shares, net)		200			(200)	0
Stock-based compensation expense		525				525
Cumulative effect adjustment – adoption of SFAS 159			(1,522)	1,522		0
Shares issued for purchase acquisition (2,812 shares)		11				11

Balances at September 30, 2007	$961	$147,498	$52,889	($9,826)	($1,714)	$189,808

Balances at January 1, 2008	$962	$147,657	$57,255	($6,900)	($1,779)	$197,195

Comprehensive Income:
Net Income			22,560			22,560
Other comprehensive income				(989)		(989)

Total Comprehensive Income						21,571

Cash dividends ($0.98 per share)			(9,435)			(9,435)
Exercise of stock options and related tax benefit (91,343 shares, net)	9	3,113				3,122
Directors deferred compensation plan (4,427 shares, net)		228			(228)	0
Stock-based compensation expense		683				683
Cumulative effect adjustment – split-dollar life insurance			(582)			(582)
Reduction in shares issued for purchase acquisition (2,748 shares)	(1)	79				78

Balances at September 30, 2008	$970	$151,760	$69,798	($7,889)	($2,007)	$212,632

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

4. Mergers and Acquisitions

On May 9, 2008, the Company acquired ownership of Sleepy Hollow Bancorp, Inc., (“Sleepy Hollow”), a privately held bank holding company located in Sleepy Hollow, New York. The outstanding shares of common stock of Sleepy Hollow were cancelled and exchanged for the right to receive the per-share cash merger consideration totaling $30.2 million. The total cost of the Sleepy Hollow acquisition was approximately $30.4 million, including acquisition related costs of approximately $234,000. Sleepy Hollow Bank, the wholly-owned subsidiary of Sleepy Hollow operated five full-service offices and one limited-service facility, all in Westchester County, New York. Upon completion of the Sleepy Hollow acquisition, Sleepy Hollow Bank was merged into Mahopac National Bank. The Company’s acquisition of Sleepy offers an excellent opportunity to expand the Company’s presence in Westchester County, with established locations and experienced staff.

The total purchase price paid for the acquisition was allocated based upon the estimated fair values of the assets acquired and liabilities assumed as set forth below.

May 9, 2008

Assets
Cash and cash equivalents	$42,910
Securities available-for-sale	46,912
Loans, net	149,681
Premises and equipment, net	3,247
Core deposit intangible asset	2,431
Goodwill	18,288
Other assets	5,628

Total assets acquired	$269,097

Liabilities
Deposits	$229,038
Other liabilities	9,589

Total liabilities assumed	$238,627

The goodwill is not being amortized but will be evaluated at least annually for impairment. Goodwill is not deductible for taxes. The core deposit intangible asset is being amortized over 10 years using an accelerated method. The results of operations of Sleepy Hollow are included in the Company’s consolidated earnings commencing on May 9, 2008.

5. Earnings Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share (“EPS”). A computation of Basic EPS and Diluted EPS for the three- and nine-month periods ending September 30, 2008, and 2007 is presented in the tables below.

Three months ended September 30, 2008 (in thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS:
Income available to holders of common stock	$7,933	9,668,256	$0.82

Effect of dilutive securities:
Stock options		83,994

Diluted EPS:
Income available to holders of common stock plus assumed conversions	$7,933	9,752,250	$0.81

The effect of dilutive securities calculation for the three-month period ended September 30, 2008, excludes stock options covering 486,140 shares of common stock because they are anti-dilutive.

Three months ended September 30, 2007 (in thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS:
Income available to holders of common stock	$6,805	9,627,356	$0.71

Effect of dilutive securities:
Stock options		57,884
Shares issuable as contingent consideration		13,851

Diluted EPS:
Income available to holders of common stock plus assumed conversions	$6,805	9,699,091	$0.70

The effect of dilutive securities calculation for the three month period ended September 30, 2007, excludes stock options covering 477,650 shares of common stock because they are anti-dilutive.

Nine months ended September 30, 2008 (In thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS:
Income available to holders of common stock	$22,560	9,640,651	$2.34

Effect of dilutive securities:
Stock options		91,688

Diluted EPS:
Income available to holders of common stock plus assumed conversions	$22,560	9,732,339	$2.32

The effect of dilutive securities calculation for the nine-month period ended September 30, 2008, excludes stock options of 489,078 because they are anti-dilutive.

Nine months ended September 30, 2007 (In thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS:
Income available to holders of common stock	$18,946	9,742,581	$1.94

Effect of dilutive securities:
Stock options		75,362
Shares issuable as contingent consideration		4,617

Diluted EPS:
Income available to holders of common stock plus assumed conversions	$18,946	9,822,560	$1.93

The effect of dilutive securities calculation for the nine-month period ended September 30, 2007, excludes stock options of 289,294 because they are anti-dilutive.

6. Comprehensive Income

	Three months ended		Nine months ended
(In thousands)	09/30/2008	09/30/2007	09/30/2008	09/30/2007

Net income	$7,933	$6,805	$22,560	$18,946

Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	4,231	4,467	(1,044)	987
Memo: Pre-tax net unrealized holding gain (loss)	7,051	7,445	(1,739)	1,646

Reclassification adjustment for gains included in net income	(11)	(170)	(254)	(173)
Memo: Pre-tax net realized gain	(18)	(283)	(424)	(289)
Employee benefit plans:
Amortization of actuarial losses, prior service cost, and
Transition obligation	103	109	309	325
Memo: Pre-tax amounts	172	180	515	543

Other comprehensive income (loss)	4,323	4,406	(989)	1,139

Total comprehensive income	$12,256	$11,211	$21,571	$20,085

7. Employee Benefit Plans

The following table sets forth the amount of the net periodic benefit cost recognized by the Company for the Company’s pension plan, post-retirement plan (Life and Health), and supplemental employee retirement plans (SERP) including the following components: the service cost; interest cost; the expected return on plan assets for the period; the amortization of the unrecognized transitional obligation or transition asset; and the amounts of recognized gains and losses, prior service cost recognized, and gain or loss recognized due to settlement or curtailment.

Components of Net Period Benefit Cost

	Pension Benefits Three months ended		Life and Health Three months ended		SERP Benefits Three months ended
(In thousands)	09/30/2008	09/30/2007	09/30/2008	09/30/2007	09/30/2008	09/30/2007

Service cost	$477	$468	$33	$30	$42	$43
Interest cost	562	512	87	76	129	121
Expected return on plan assets for the period	(819)	(721)	0	0	0	0
Amortization of transition liability	0	0	17	17	0	0
Amortization of prior service cost	(26)	(27)	4	0	25	23
Amortization of net loss	136	144	0	0	15	23

Net periodic benefit cost	$330	$376	$141	$123	$211	$210

	Pension Benefits Nine months ended		Life and Health Nine months ended		SERP Benefits Nine months ended
(In thousands)	09/30/2008	09/30/2007	09/30/2008	09/30/2007	09/30/2008	09/30/2007

Service cost	$1,431	$1,404	$100	$90	$126	$129
Interest cost	1,687	1,537	260	229	387	363
Expected return on plan assets for the period	(2,458)	(2,164)	0	0	0	0
Amortization of transition liability	0	0	50	51	0	0
Amortization of prior service cost	(78)	(80)	12	0	76	70
Amortization of net loss	409	433	0	0	46	69

Net periodic benefit cost	$991	$1,130	$422	$370	$635	$631

The Company realized approximately $309,000 net of tax, for the nine months ended September 30, 2008, as amortization of amounts previously recognized in accumulated other comprehensive income.

The Company previously disclosed in its audited consolidated financial statements for the year ended December 31, 2007, contained in the Company’s Annual Report on Form 10-K, that although the Company is not required to contribute to the pension plan in 2008, it may voluntarily contribute to the pension plan in 2008. The Company contributed $5.0 million to the pension plan in the first nine months of 2008.

Recent market conditions have resulted in an unusually high degree of volatility and increased the risks and short term liquidity associated with certain investments held by the Plan which could impact the value of investments after the date of these financial statements. There has been a negative return on Plan assets through September 30, 2008 which could ultimately effect the funded status of the Plan. The ultimate impact on the funded status will be determined based upon market conditions in effect when the annual valuation for the year ended December 31, 2008 is performed.

8. Financial Guarantees

Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (FIN No. 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 requires certain disclosures and potential liability recognition for the fair value at issuance of guarantees that fall within its scope. Based upon management’s interpretation of FIN No. 45, the Company currently does not issue any guarantees that would require liability recognition under FIN No. 45, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of September 30, 2008, the Company’s maximum potential obligation under standby letters of credit was $50.0 million. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions.

In the fourth quarter of 2007, the Company, as a Visa member bank, recorded a pre-tax charge of $862,000, representing an estimate of the Company’s proportional share of certain costs and liabilities associated with litigation (“Covered Litigation”) involving Visa. During the first quarter of 2008, Visa successfully completed its initial public offering (“IPO”) and used a portion of the proceeds from the IPO to fund a $3.0 billion litigation escrow account. As a result, in the first quarter of 2008, the Company reversed $455,000 of the $862,000 total pre-tax charges, which the Company had recorded in the fourth quarter of 2007. Accordingly, we have a remaining liability of $407,000 included as a component of “Other Liabilities” in the consolidated balance sheet as of September 30, 2008, representing our estimate of the fair value of potential losses related to the remaining covered Visa litigation.

On October 28, 2008, Visa announced that it had agreed to settle litigation with Discover Financial Services, originally filed in 2004, for $1.8875 billion. This is part of the covered litigation that member banks are contingently liable. Visa intends to repurchase approximately 12% of the remaining Class B shares held by member banks to fund the settlement of the Discover litigation during the fourth quarter of 2008. The Company estimated its proportionate share of this settlement and did not consider the amount material to its third quarter financial statements. As such, the Company did not accrue any additional amounts for this settlement in the third quarter of 2008. The estimation of the Company’s proportionate share of any potential losses related to certain covered litigation is extremely difficult and involves a high degree of judgment. The Company’s proportionate share of the remaining covered Visa litigation is subject to change depending upon future litigation developments.

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

	As of and for the three months ended September 30, 2008

(in thousands)	Banking	Financial Services	Intercompany	Consolidated

Interest income	$36,157	$56	$(13)	$36,200
Interest expense	12,173	2	(13)	12,162

Net interest income	23,984	54	0	24,038

Provision for loan losses	1,515	0	0	1,515
Noninterest income	5,055	6,520	(133)	11,442
Noninterest expense	17,585	4,738	(133)	22,190

Income before income taxes	9,939	1,836	0	11,775

Minority interest	117	0	0	117
Provision for income taxes	3,053	672	0	3,725

Net Income	$6,769	$1,164	$0	$7,933

Depreciation and amortization	$1,089	$57	$0	$1,146
Assets	2,696,078	32,806	(3,870)	2,725,014
Goodwill	23,665	17,898	0	41,563
Other intangibles	3,381	1,963	0	5,344
Loans, net	1,696,508	4,564	0	1,701,072
Deposits	2,097,950	292	(3,595)	2,094,647
Equity	184,893	27,739	0	212,632

	As of and for the three months ended September 30, 2007

(in thousands)	Banking	Financial Services	Intercompany	Consolidated

Interest income	$33,154	$89	$(19)	$33,224
Interest expense	14,738	2	(19)	14,721

Net interest income	18,416	87	0	18,503

Provision for loan losses	387	0	0	387
Noninterest income	5,215	6,543	(174)	11,584
Noninterest expense	15,404	4,469	(174)	19,699

Income before income taxes	7,840	2,161	0	10,001

Minority interest	33	0	0	33
Provision for income taxes	2,398	765	0	3,163

Net Income	$5,409	$1,396	$0	$6,805

Depreciation and amortization	$1,026	$57	$0	$1,083
Assets	2,293,779	26,014	(2,931)	2,316,862
Goodwill	5,377	15,994	0	21,371
Other intangibles	1,430	2,253	0	3,683
Loans, net	1,366,089	3,429	0	1,369,518
Deposits	1,727,326	955	(2,553)	1,725,728
Equity	169,166	20,642	0	189,808

	For the nine months ended September 30, 2008

(in thousands)	Banking	Financial Services	Intercompany	Consolidated

Interest income	$104,154	$173	$(42)	$104,285
Interest expense	38,699	6	(42)	38,663

Net interest income	65,455	167	0	65,622

Provision for loan losses	3,323	0	0	3,323
Noninterest income	16,644	19,488	(463)	35,669
Noninterest expense	49,970	14,821	(463)	64,328

Income before income taxes	28,806	4,834	0	33,640

Minority interest	264	0	0	264
Provision for income taxes	9,073	1,743	0	10,816

Net Income	$19,469	$3,091	$0	$22,560

Depreciation and amortization	$3,369	$176	$0	3,545

	For the nine months ended September 30, 2007

(in thousands)	Banking	Financial Services	Intercompany	Consolidated

Interest income	$98,100	$245	$(37)	$98,308
Interest expense	43,782	8	(37)	43,753

Net interest income	54,318	237	0	54,555

Provision for loan losses	1,050	0	0	1,050
Noninterest income	14,119	19,019	(310)	32,828
Noninterest expense	45,330	13,449	(310)	58,469

Income before income taxes	22,057	5,807	0	27,864

Minority interest	98	0	0	98
Provision for income taxes	6,732	2,088	0	8,820

Net Income	$15,227	$3,719	$0	$18,946

Depreciation and amortization	$3,104	$175	$0	$3,279

10.	Fair Value

The Company adopted SFAS No. 157, Fair Value Measurements, on January 1, 2007. The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Fair Value Measurements September 30, 2008

(In thousands)	Carrying Value 09/30/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Trading securities	$38,778	$38,778	$0	$0
Available-for-sale securities	711,498	0	709,694	1,804
Borrowings	26,510	0	26,510	0

The change in the book value of the $1.8 million of available-for-sale securities valued using significant unobservable inputs (Level 3), between January 1, 2008 and September 30, 2008 was immaterial in relation to the total market value of available-for-sale securities.

The Company determines fair value for its trading securities using independently quoted market prices. The Company determines fair value for its available-for-sale securities using an independent bond pricing service for identical assets or very similar securities. The pricing service uses a variety of techniques to determine fair value, including market maker bids, quotes and pricing models. Inputs to the model include recent trades, benchmark interest rates, spreads, and actual and projected cash flows. Based on the inputs used by our independent pricing services, we identify the appropriate level within the fair value hierarchy to report these fair values in accordance with SFAS 157.

The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party. The Company’s potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLB borrowings for the three and nine months ended September 30, 2008.

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent impaired loans, other real estate owned, goodwill and other intangible assets. During the three and nine months ended September 30, 2008, the impact of any fair value adjustments on these nonrecurring items was not material. The charge to reduce the other real estate owned to its fair value, less estimated cost to sell, was recorded as a loan charge-off, prior to the transfer to other real estate owned.

Fair Value Measurements September 30, 2008

(In thousands)	Carrying Value 09/30/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other Real Estate Owned	$526	$—	$526	$—

11.	Subsequent Events

On October15, 2008, the Company redeemed all of the floating rate (three-month LIBOR plus a margin of 3.80%) noncumulative redeemable preferred stock of its wholly-owned subsidiary, Sleepy Hollow Bancorp, Inc., for a total price of $4.5 million.

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

The Company operates in two business segments, banking and financial services. Financial services activities include the results of the Company’s trust, financial planning, wealth management and broker-dealer services, risk management, and insurance agency operations. All other activities are considered banking. Information about the Company’s business segments is included in Note 9, “Segment and Related Information,” in Notes to Unaudited Condensed Consolidated Financial Statements.

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

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2008. It should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and the unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q.

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

Since the methodology is based upon historical experience and trends, as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, and changes in local property values. While management’s evaluation of the allowance for loan and lease losses as of September 30, 2008, determined the allowance to be adequate, under adversely different conditions or assumptions, the Company would need to increase the allowance.

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

OVERVIEW

Net income for the third quarter of 2008 was $7.9 million, or $0.81 per diluted share, compared to $6.8 million or $0.70 per diluted share for the third quarter of 2007. Per share results for the third quarter of 2008 represent an increase of 15.71% from the third quarter of 2007. For the year to date period, net income was $22.6 million or $2.32 per diluted share in 2008, up from the $18.9 million or $1.93 per diluted share in 2007. Per share results for the first nine months of 2008 reflect an increase of 20.2% over the same period in 2007. The favorable performance in 2008 is primarily due to growth in net interest income, which was driven by growth in average earning assets and lower funding costs. Year to date results also benefited from the proceeds received from the Company’s allocation of the Visa, Inc. initial public offering (the Visa IPO) in the first quarter of 2008. First quarter 2008 results include $983,000 of after tax income ($1.6 million pre-tax) related to the Visa IPO. The provision for loan and lease losses was up in the third quarter and year-to-date periods in 2008 compared to the same periods in 2007, reflecting an increase in net loan losses and nonperforming loans, growth in total loans, and unfavorable economic conditions.

Return on average assets (ROA) for the quarter ended September 30, 2008 was 1.17% compared to 1.19% for the quarter ended September 30, 2007. Return on average shareholders’ equity (ROE) for the third quarter of 2008 was 15.37%, compared to 14.56% for the same period in 2007. For the nine months ended September 30, 2008, ROA was 1.17%, compared to 1.13% for the same period in 2007. ROE for the nine months ended September 30, 2008, was 14.65%, compared to 13.51% for the same period in 2007.

Total revenues, consisting of net interest income and noninterest income, were $35.5 million in the third quarter of 2008 and $101.3 million for the first nine months of 2008, up 17.9% and 15.9% over the comparable periods in 2007. Both the quarter and year-to-date periods in 2008 benefited from growth in net interest income. Net interest income for the third quarter of 2008, was up 29.9% over the same period prior year, and up 9.7% over the second quarter of 2008. For the year-to-date period ended September 30, 2008, net interest income of $65.6 million was up 20.3% over the comparable year ago period. The growth in net interest income reflects lower interest expense on deposits and growth in average earning assets.

Noninterest income for the third quarter of 2008 was down 1.2% over the same period in 2007, and noninterest income for the first nine months of 2008 was up 8.7% over the first nine months of 2007. The downward trend in the equities market and overall economy in 2008 had an adverse affect on fee-based businesses, including investment services income. The growth in noninterest income year-to-date reflects the successful implementation of certain profit improvement initiatives (implemented in 2007), the $1.6 million pre-tax gain related to the Visa IPO, the acquisitions of Sleepy Hollow and a small insurance agency, and gains on sales of available-for-sale securities.

Noninterest expenses were up 12.6% for the third quarter of 2008 and 10.0% for the first nine months of 2008 over the same periods in 2007. The increase was mainly in salary and wages, premises and fixed asset expenses and other operating expenses, which were all impacted by the Sleepy Hollow acquisition completed in May 2008.

Recent Market Developments

The financial services industry is facing unprecedented challenges in the face of the current national and global economic crisis. The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Tompkins operates in markets that have been impacted to a lesser extent than many areas around the country.

In response to the financial crises affecting the banking system and financial markets, the U.S. Congress has passed legislation and the U.S. Treasury has promulgated programs, designed to purchase assets from, provide equity capital to, and guarantee the liquidity of the industry.

On October 3, 2008 the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. The EESA authorizes the U.S. Treasury to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The Company did not originate or invest in sub-prime assets, and therefore does not expect to participate in the sale of any of our assets into these programs. EESA also immediately increased the FDIC deposit insurance limit from $100,000 to $250,000 through December 31, 2009.

On October 14, 2008, the U.S. Treasury announced that it will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), the U.S. Treasury will make $250 billion of capital available (from the $700 billion authorized by the EESA) to U.S. financial institutions through the purchase of preferred stock. In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. The U.S. Treasury also announced that nine large financial institutions have already agreed to participate in the TARP Capital Purchase Program. Tompkins is currently well capitalized and each of our banking affiliates continues to lend in their respective markets. To date, Tompkins continues to review clarifications of these plans, or others if announced, to determine if Tompkins should apply to participate in these programs.

Segment Reporting

The Company operates in two business segments, banking and financial services. Financial services activities consist of the results of the Company’s trust, financial planning and wealth management, broker-dealer services, and risk management operations. All other activities are considered banking.

Banking Segment

The Banking segment reported net income of $6.8 million for the third quarter of 2008, up $1.4 million or 25.1% from net income of $5.4 million in third quarter of 2007. For the year to date period, net income was $19.5 million, an increase of $4.2 million, or 27.9% over the same period in 2007. The increase in net income in both the quarter and year to date period in 2008 over the same periods in the prior year was mainly the result of record net interest income due to growth in average earning assets and favorable changes in the interest rate environment, which contributed to lower interest expense on deposits. Year-to-date September 30, 2008, net income also includes income of $983,000 after-tax, related to the Visa IPO.

Net interest income for the three and nine months ended September 30, 2008, was up $5.6 million or 30.2%, and $11.1 million or 20.5%, respectively, over same periods in 2007, driven by growth in average earning assets and a decrease in funding costs. The decrease in short term rates in late 2007 and early 2008 contributed to a decrease in interest expense on deposits in 2008 over 2007.

The provision for loan and lease losses for the three and nine months ended September 30, 2008, were $1.5 million and $3.3 million, compared to $387,000 and $1.1 million for the same periods in 2007. The increase reflects growth in total loans and leases, an increase in net charge-offs and nonperforming loans, and the impacts of a slowing economy.

Noninterest income for the three and nine months ended September 30, 2008, was down $160,000 or 3.1% and up $2.5 million, or 17.9%, respectively, over the same periods in 2007. The quarter over quarter decrease was mainly attributable to a decrease in service charges on deposit accounts, card services income and net gains on sales of available-for-sale securities. The growth in noninterest income for the first nine months of 2008 over the same period in 2007 reflects the $1.6 million pre-tax gain related to the Visa IPO, increase in bank-owned life insurance (“BOLI”) earnings, and gains on sales of available-for-sale securities.

Noninterest expenses for the three and nine months ended September 30, 2008, were up $2.2 million or 14.2% and $4.6 million or 10.2%, respectively, over the same periods in 2007. The increase was mainly in salary and wages and a result of the acquisition of Sleepy Hollow on May 9, 2008.

Financial Services Segment

The Financial Services segment had net income of $1.2 million in the third quarter of 2008, a decrease of $232,000 or 16.6% from net income of $1.4 million in the same quarter of the prior year. For the year to date period, net income was $3.1 million, a decrease of $628,000, or 16.9% over the same period in 2007. Noninterest income for the three and nine months ended September 30, 2008, was down $23,000 or 0.4% and up $469,000, or 2.5%, respectively, over the same periods in 2007. Trust and investment services fees are generally based on the market value of assets within each account. Volatility in the equity and bond markets impacts the market value of assets and related investment fees. Insurance commissions and fees were up for the quarter and year-to-date periods in 2008 compared to the same periods prior year, mainly as a result of an acquisition. Noninterest expenses for the three and nine months ended September 30, 2008, were up $269,000 or 6.0% and $1.4 million or 10.2%, respectively, over the same periods in the prior year. The increase was mainly in salaries and benefits, reflecting annual merit increases, stock-based and other incentive compensation accruals, and other operating expenses.

RESULTS OF OPERATIONS

Net Interest Income

The following table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Taxable-equivalent net interest income for the third quarter of 2008 was $24.8 million, an increase of $5.7 million, or 29.6%, compared to the same period in 2007. For the nine months ended September 30, 2008, taxable-equivalent net interest income was $67.7 million, up $11.3 million or 20.0% over the same period in the prior year. Taxable-equivalent net interest income for both the quarter and year-to-date periods ended September 30, 2008 were records for the Company. The favorable quarterly and year-to-date comparison primarily resulted from increases in the average volume of interest-earning assets, and increases in net interest margin compared to the same periods in the prior year. For the three months ended September 30, 2008, average earning assets were up $414.1 million or 19.7%, over the same period in 2007. For the nine months ended September 30, 2008, average earning assets were up $296.1 million or 14.2%, over the same period in 2007. The growth was driven by the acquisition of Sleepy Hollow in May 2008. The taxable-equivalent net interest margin for the third quarter of 2008 of 3.92% was up from 3.61% in the third quarter of 2007, and up from 3.77% in the second quarter of 2008. The net interest margin benefited from the decrease in short term market interest rates during the latter part of 2007 and early 2008. The lower short-term market rates led to a decrease in the yield on average earning assets for the quarter and year-to-date ended September 30, 2008 compared to the same periods in 2007; however, the decrease in yield on average earning assets was more than offset by lower funding costs. For the three and nine months ended September 30, 2008, the yield on average earning assets was down 55 basis points and 46 basis points, respectively, from the same periods in 2007, while the average cost of funds was down 111 basis points and 81 basis points, respectively, from the same periods in 2007.

Taxable-equivalent interest income was up 9.2% for the third quarter of 2008 and 6.2% year-to-date 2008 over the comparable periods in 2007. The growth in taxable-equivalent interest income was primarily a result of higher average volume of loans and securities as average yields were down with the decrease in market interest rates. Average loan balances were up 22.4% quarter to date and 16.0% year to date over the same periods in 2007. For the three and nine months ended September 30, 2008, the average yield on loans and leases was down 81 basis points and 68 basis points, respectively, compared to the same periods in 2007. For the three months and nine months ended September 30, 2008, average securities balances were up 14.8% and 10.6%, respectively, compared to the same periods in 2007. The average yield on securities for the third quarter of 2008 was down 13 basis points from the third quarter of 2007, while the year-to-date September 30, 2008 average yields were 5 basis points below the same period in 2007.

Interest expense was down 17.4% for the third quarter of 2008 and was down 11.6% for the nine months ending September 30, 2008, compared to the same periods in the prior year. Lower deposit rates and an increase in the volume of noninterest bearing deposits and lower cost savings and money market deposits were all factors in the lower interest expense. The average rates paid on deposits for the three and nine months ended September 30, 2008, were 1.99% and 2.32%, respectively, down 125 basis points and 100 basis points from the same periods in 2007. The decrease in short-term market rates during late 2007 and early 2008 contributed to the decrease in the average rate paid on deposits compared to the same periods in 2007. Average interest-bearing deposit balances increased by $287.3 million or 21.3% and by $150.2 million or 10.8% for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. Average time deposit balances for the three months ended September 30, 2008, were up $74.3 million or 12.0%, and down $27.6 million or 4.0% for the nine months ended September 30, 2008. For the three and nine month periods ended September 30, 2008, average noninterest bearing deposit balances were up 16.0% and 13.1%, respectively, over the same periods in 2007. Average balances of securities sold under agreements to repurchase and other borrowings were up by $102.4 million or 36.2% compared to the first nine months of 2007, to offset the lower average time deposit balances and to partially fund loan growth.

Average Consolidated Balance Sheet and Net Interest Analysis

Quarter Ended	Year to Date Period Ended	Year to Date Period Ended
Sept-08	Sept-08	Sept-07

	Average Balance (QTD)			Average Balance (YTD)			Average Balance (YTD)		Average
			Average Yield/Rate			Average Yield/Rate
(Dollar amounts in thousands)		Interest			Interest			Interest	Yield/Rate

ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$4,178	$14	1.33%	$6,876	$124	2.41%	$5,413	$195	4.82%
Securities (1)
U.S. Government Securities	632,413	7,366	4.63%	603,517	21,467	4.75%	531,309	18,966	4.77%
Trading Securities	39,601	424	4.26%	45,112	1,517	4.49%	58,334	1,989	4.56%
State and municipal (2)	114,287	1,698	5.91%	108,154	4,886	6.03%	103,600	4,710	6.08%
Other Securities (2)	42,758	675	6.28%	50,299	2,066	5.49%	36,436	1,634	6.00%

Total securities	829,059	10,163	4.88%	807,082	29,936	4.95%	729,679	27,299	5.00%
Federal Funds Sold	44	40	361.66%	7,003	115	2.19%	5,508	217	5.27%
Loans, net of unearned income (3)
Real Estate	1,161,701	18,649	6.39%	1,051,557	49,110	6.24%	903,763	42,106	6.23%
Commercial Loans (2)	418,185	6,377	6.07%	416,496	22,057	7.07%	352,194	25,483	9.64%
Consumer Loans	84,418	1,460	6.88%	81,661	4,342	7.10%	82,456	4,350	7.05%
Direct Lease Financing	14,492	219	6.01%	14,471	631	5.82%	9,984	482	6.45%

Total loans, net of unearned income	1,678,796	26,705	6.33%	1,564,185	76,140	6.50%	1,348,397	72,421	7.18%

Total interest-earning assets	2,512,077	36,922	5.85%	2,385,146	106,315	5.95%	2,088,997	100,132	6.41%

Other assets	196,049			187,394			159,681

Total assets	$2,708,126			$2,572,540			$2,248,678

LIABILITIES & SHAREHOLDERS’ EQUITY

Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	939,749	3,208	1.36%	889,022	9,993	1.50%	711,268	10,416	1.96%
Time Dep > $100,000	294,369	2,069	2.80%	280,406	7,155	3.41%	319,407	11,748	4.92%
Time Dep < $100,000	395,152	2,855	2.87%	370,460	9,566	3.45%	346,153	11,870	4.58%
Brokered Time Dep < $100,000	4,524	48	4.22%	3,886	109	3.75%	16,773	622	4.96%

Total interest-bearing deposits	1,633,794	8,180	1.99%	1,543,774	26,823	2.32%	1,393,601	34,656	3.32%

Federal funds purchased & securities sold under agreements to repurchase	192,433	1,738	3.59%	204,104	5,760	3.77%	198,067	6,066	4.09%
Other borrowings	208,126	2,244	4.29%	180,691	6,080	4.49%	84,366	3,031	4.80%

Total interest-bearing liabilities	2,034,353	12,162	2.38%	1,928,569	38,663	2.68%	1,676,034	43,753	3.49%

Noninterest bearing deposits	422,535			396,676			350,851
Accrued expenses and other liabilities	39,877			37,866			32,753

Total liabilities	2,496,765			2,363,111			2,059,638
Minority Interest	6,060			3,797			1,477
Shareholders’ equity	205,301			205,632			187,563

Total liabilities and shareholders’ equity	$2,708,126			$2,572,540			$2,248,678

Interest rate spread			3.47%			3.27%			2.92%

Net interest income/margin on earning assets		$24,760	3.92%		$67,652	3.79%		$56,379	3.61%

Tax Equivalent Adjustment		(722)			(2,030)			(1,824)

Net interest income per consolidated financial statements		$24,038			$65,622			$54,555

(1)	Average balances and yields on available-for-sale securities are based on historical amortized cost.

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

Provision for Loan and Lease Losses

The provision for loan and lease losses represents management’s estimate of the expense necessary to maintain the allowance for loan and lease losses at an adequate level. The provision for loan and lease losses was $1.5 million and $3.3 million for the three and nine months ended September 30, 2008, compared to $387,000 and $1.1 million, for the same periods in 2007. The increase in the provision for the three and nine months ended September 30, 2008 reflects the growth in loans and leases, an increase in net charge-offs and nonperforming loans, and the impacts of a slowing economy. The allowance for loan and lease losses, as a percentage of period end loans was 1.01% at September 30, 2008, compared to 1.04% at September 30, 2007. The section captioned “Allowance for Loan and Lease Losses and Nonperforming Assets” contained elsewhere in this report has further details on the allowance for loan and lease losses.

Noninterest Income

Noninterest income is a significant source of income for the Company, representing 35.2% of total revenues for the first nine months of 2008, compared to 37.6% for the same period in 2007. Noninterest income for the three months ended September 30, 2008 was $11.4 million, a decrease of 1.2% from the same period in 2007. The economic climate has played a role in this trend as investment services fees, service charges on deposit accounts and card services income were all down slightly from the third quarter of 2007. Year-to-date 2008, noninterest income was $35.7 million, up 8.7% over the same period in 2007. Year-to-date 2008 noninterest income included $1.6 million of pre-tax other income related to proceeds received from the Company’s allocation of the Visa, Inc. initial public offering (the “Visa IPO”), consisting of a $1.2 million gain on the partial redemption of Visa stock and a $0.4 million partial reversal of a fourth quarter 2007 accrual for indemnification charges. Visa withheld a portion of the shares allocated to its member banks to create an escrow account to cover the costs and liabilities associated with certain litigation for which its member banks are obligated to indemnify Visa. Visa’s funding of this escrow account allowed member banks to reverse litigation related accruals made in the fourth quarter of 2007, up to each bank’s proportionate membership interest of the $3.0 billion used to fund the escrow account.

Investment services income was $3.5 million in the third quarter of 2008, down 3.6% from the same period in 2007. For the first nine months of 2008, investment services income was $10.7 million, an increase of 0.9% over the same period in 2007. Investment services income reflects income from Tompkins Investment Services (“TIS”), a division within Tompkins Trust Company, and AM&M. Investment services income includes: trust services, financial planning, wealth management services, and brokerage related services. TIS generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing investments in employee benefits plans. TIS also oversees retail brokerage activities in the Company’s banking offices. TIS revenues for the three and nine months ended September 30, 2008, decreased by $232,000 or 12.3%, and $233,000 or 4.3%, respectively, compared to the same periods in 2007. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market has a considerable impact on fee income. TIS has been successful with business development initiatives and customer retention despite the challenging equities market in 2008 and the recent turmoil in the financial markets. The market value of assets managed by, or in custody of, TIS was $1.76 billion at September 30, 2008, down 3.8% from $1.83 billion at September 30, 2007. These figures include $503.4 million and $484.1 million, respectively, of Company-owned securities of which TIS is custodian.

AM&M provides fee-based financial planning services, wealth management services, and brokerage services to independent financial planners and investment advisors. AM&M revenues increased by $79,000 or 4.3% and by $437,000 or 7.9% for the three and nine months ended September 30, 2008, compared to the same periods in 2007. Growth in financial planning and wealth management fees and insurance commissions were partially offset by lower broker-dealer fees, which were unfavorably impacted by weak equities markets. The market value of assets under management by AM&M was $507.3 million at September 30, 2008, down 4.7% from $532.2 million at September 30, 2007.

Insurance commissions and fees for the three and nine months ended September 30, 2008 increased by $138,000 or 4.7%, and $334,000 or 4.0%, respectively, as compared to the same periods in 2007. The growth in insurance commissions and fees was mainly in personal line revenues, and was partly due to an acquisition in the third quarter of 2007.

Service charges on deposit accounts for the three months ended September 30, 2008, decreased by $118,000 or 4.2% as compared to the same period in 2007. For the first nine months of 2008, service charges on deposit accounts increased by $146,000 or 1.9%. The largest component of this category is overdraft fees, which is largely driven by customer activity. Customer activity has been changing over the past several years, with electronic transactions such as debit cards and Internet banking reducing the volume of checks. The Company reviewed and revised the way that it processes these transactions during the second quarter of 2007 to process electronic transactions substantially the same as paper transactions, which has had a favorable impact on overdraft income.

Card services income for the three and nine months ended September 30, 2008, was down $154,000 or 17.4%, and $76,000 or 2.9%, respectively, over the comparable prior year periods. Debit card income is down compared to the prior year mainly due to a new rewards program implemented in the second quarter of 2008, and the associated accrual to reflect the Company’s liability under the new rewards program.

Net mark-to-market gains on securities and borrowings held at fair value totaled $1,000 for the three months ended September 30, 2008, compared to net mark-to-market losses on securities and borrowings held at fair value of $298,000 for the three months ended September 30, 2007. Year-to-date 2008, net mark-to-market losses were $334,000, compared to losses of $446,000 for the same period in 2007. Mark-to-market losses or gains relate to the change in the fair value of securities and borrowings where the Company has elected the fair value option.

Noninterest income for the third quarter of 2008 includes $398,000 of income relating to increases in the cash surrender value of corporate owned life insurance (COLI). This compares to $302,000 for the same period in 2007. For the year-to-date period income from this source was up $229,000 or 26.7% over the same period last year. The COLI relates to life insurance policies covering certain executive officers of the Company. The Company’s average investment in COLI was $32.2 million for the nine month period ended September 30, 2008, compared to $26.1 million for the same period in 2007. The Company purchased $3.0 million of additional insurance in the fourth quarter of 2007 and acquired $3.5 million in the acquisition of Sleepy Hollow. Although income associated with the insurance policies is not included in interest income, the COLI produced a tax-equivalent return of 7.52% for the first nine months of 2008, compared to 7.33% for the same period in 2007.

Other income for the third quarter of 2008 was $376,000, down $32,000 or 7.8% from the third quarter of 2007. For the nine months ended September 30, 2008, other income was $1.1 million, an increase of $250,000 from the same period prior year. Contributing to the year-to-date increase in other income were the following: increase in earnings related to the Company’s investment in a Small Business Investment Company (up $77,000), and gains on sales of fixed assets (up $42,000).

The net gain on sale of available-for-sale securities of $283,000 for the third quarter of 2007 was primarily on the sale of the Company’s Mastercard stock that it received as a member bank at the time of Mastercard’s initial public offering. The year-to-date 2008 gains of $424,000 reflect sales of available-for-sale securities mainly during the first and second quarters for liquidity purposes and to reinvest proceeds to improve net interest income in light of actions taken by the Federal Reserve that resulted in 200 basis point declines in both the Federal funds rate and prime rate in the first quarter of 2008.

Noninterest Expenses

Total noninterest expenses increased 12.6% to $22.2 million for the three months ended September 30, 2008, compared to $19.7 million for the same period in 2007, and increased 10.0% to $64.3 million for the nine months ended September 30, 2008, from $58.5 million for the same period in 2007. The increase in 2008 over 2007 was primarily in salary and wages and occupancy related expenses, which were all impacted by the Sleepy Hollow acquisition. Changes in the components of noninterest expense are discussed below.

Personnel-related expense, which includes salary, wages, pension and other employee benefits, increased by $1.1 million or 9.7%, and $2.8 million or 8.1%, respectively, for the three and nine-month periods ended September 30, 2008 compared to the same periods in 2007. Salaries and wages for the three months and nine months ended September 30, 2008 were up $1.2 million or 12.9% and $2.7 million or 10.3%, respectively, compared to the same period in 2007. The increases in both periods were primarily related to the staffing requirement for six banking offices added in May 2008, with the acquisition of Sleepy Hollow. Actual full time equivalent employees (FTEs) totaled 698 at September 30, 2008 compared to 644 at September 30, 2007. Pension and other employee benefits for the three months and nine months ended September 30, 2008 were down $37,000 or 1.4%, and up $41,000 or 0.5%, respectively, compared to the same period in 2007. Increases in healthcare and other post-retirement benefits were mainly offset by lower pension related expenses. The third quarter and year-to-date 2007 results included pre-tax severance charges of $740,000 related to reorganization and profit improvement initiatives implemented in 2007.

Expenses related to bank premises and furniture and fixtures increased by $360,000 or 14.8% and by $812,000 or 10.9% for the three and nine month periods ended September 30, 2008 compared to the same periods in 2007. Additions to the company’s branch network as well as increases in depreciation, real estate taxes and utilities contributed to the increased expenses for premises and furniture and fixtures year-over-year. The acquisition of Sleepy Hollow in May of 2008 added six banking offices to the Company’s branch network.

Marketing expense for the three and nine months ended September 30, 2008, were up by $87,000 or 15.3%, and $345,000 or 19.7%, respectively, compared to the same periods in 2007. The primary reason for the period over period increase was the residual expenses for ad campaigns and mailings related to the addition of six new branches in the acquisition of Sleepy Hollow.

Professional fees for the three and nine months ended September 30, 2008, were down by $346,000 or 33.1%, and $539,000 or 20.7%, respectively, compared to the same periods in 2007. The third quarter and year-to-date periods in 2007 included consulting fees of $447,000 and $827,000, respectively, related to the implementation of certain profit improvement initiatives in 2007.

Software licensing and maintenance expense for the three and nine months ended September 30, 2008 increased by $103,000 or 18.7%, and $489,000 or 31.4% over the same periods in 2007. Contributing to the increase in 2008 was an increase in core operating system expense, and process improvement related initiatives.

Cardholder expense of $407,000 increased by $166,000 for three months ended September 30, 2008, compared to $241,000 for the same period in 2007, and increased $188,000 or 25.7% for the nine months ended September 30, 2008. The increases are primarily due to some one-time expenses related to the conversion to a new card processing system in the second quarter of 2008.

Other operating expenses increased by $911,000 or 29.8%, and $1.7 million or 17.6% for the three and nine month periods ended September 30, 2008, compared to the same periods in 2007. Contributing to the year-to-date increase in other operating expenses were the following: telephone (up $92,000), printing and supplies (up $205,000); regulatory agency expense (up $394,000), and merger related expenses (up $73,000). The increase in regulatory expense resulted as available FDIC assessment credits awarded for prior contributions were mostly utilized for assessments through June 30, 2008, and an increase in total deposits. In October 2008, the FDIC announced its intention to increase deposit insurance assessments beginning in 2009 to ensure that the FDIC deposit insurance fund can adequately cover projected losses from future bank failures. The projected increase would effectively double the average insurance premiums paid by banks and thrifts.

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes. The provision for the three months ended September 30, 2008, was $3.7 million, compared to $3.2 million for the same period in 2007. For the year-to-date period ended September 30, 2008, the provision was $10.8 million compared to $8.8 million for the same period in 2007. The Company’s effective tax rate for the third quarters of 2008 and 2007 was 31.6%. For the nine months ended September 30, 2008, the effective tax rate was 32.2%, compared to 31.7% for the comparable prior year period. The increase in the effective tax rate for the first nine months of 2008 compared to 2007 was primarily the result of nontaxable items representing a smaller percentage of the higher pre-tax income for the nine months ended September 30, 2008 as compared to the prior year period.

FINANCIAL CONDITION

Total assets were $2.7 billion at September 30, 2008, up $365.6 million or 15.5% over December 31, 2007, and up 17.6% over September 30, 2007. Asset growth includes $269.1 million of assets acquired in the acquisition of Sleepy Hollow. Asset growth over year-end 2007 included a $51.5 million increase in securities ($46.9 million acquired from Sleepy Hollow), a $278.3 million increase in the total loans and leases ($151.2 million acquired from Sleepy Hollow), and a $5.8 million increase in cash and equivalents.

Loans totaled $1.7 billion or 63.1% of total assets at September 30, 2008, compared to $1.4 billion or 61.0% of total assets at December 31, 2007. The 19.3% growth in total loans from year-end 2007 was mainly in commercial real estate, residential real estate, and commercial loans and included $151.2 million of loans purchased in the acquisition of Sleepy Hollow. Residential real estate loans, including home equity loans, were up $108.1 million or 21.3%, and commercial real estate and commercial loans were up $159.2 million or 18.9%. Consumer loans were up $6.1 million or 7.5% over December 31, 2007.

Nonperforming loans (loans on nonaccrual, loans past due 90 days or more and still accruing interest, and loans restructured where the terms of repayment have been renegotiated, resulting in a reduction and or deferral of interest and principal) were $12.6 million at September 30, 2008, up from $9.3 million at December 31, 2007. Nonperforming loans represented 0.73% of total loans at September 30, 2008, compared to 0.65% of total loans at December 31, 2007. The increase in nonperforming loans was mainly a result of nonperforming loans acquired in the Sleepy Hollow acquisition. For the nine months ended September 30, 2008, net charge-offs were $2.1 million, up from $968,000 in the same period of 2007.

Over the past year or so, there has been significant attention to subprime consumer real estate lending in the media. The Company has not engaged in the origination or purchase of subprime loans as a line of business and residential loan charge-offs amounted to $98,000 for the nine months ended September 30, 2008, compared to $98,000 for the same period in 2007. In addition, the combined nonperforming loan balances in our construction and home equity lending portfolios represents less than 0.05% of total loans.

As of September 30, 2008, total securities were $800.4 million or 29.4% of total assets, compared to $748.9 million or 31.7% of total assets at year-end 2007. The portfolio is comprised primarily of mortgage-backed securities, obligations U.S. of Government sponsored agencies, and obligations of states and political subdivisions. The Company has no investments in preferred stock of U.S. Government sponsored agencies, no investments in pools of Trust Preferred securities, and no securities where management has deemed impairment to be other than temporary. The after-tax unrealized gain on the available-for-sale securities was $41,348 at September 30, 2008, compared to an after-tax unrealized gain of $1.3 million at December 31, 2007.

As of September 30, 2008, the trading portfolio totaled $38.8 million, down from $60.1 million at December 31, 2007. The decrease reflects maturities during the first nine months of 2008.

Total deposits were $2.1 billion at September 30, 2008, up $373.8 million or 21.7% over December 31, 2007, and up $368.9 million or 21.4% over September 30, 2007. The Company acquired $229.0 million of deposits in the acquisition of Sleepy Hollow. The growth in total deposits from December 31, 2007 was mainly in money market and savings balances, which were up $232.7 million or 31.4% ($93.1 million acquired in Sleepy Hollow acquisition). Noninterest bearing deposit balances were up $25.7 million or 6.5% ($24.5 million acquired in Sleepy Hollow acquisition). Time deposit balances were up $115.4 million or 19.7% ($109.2 million acquired in Sleepy Hollow acquisition). Other borrowings decreased $25.8 million from year-end 2007 to $185.1 million at September 30, 2008, as the Company paid down some overnight FHLB borrowings with the increase in deposit balances. During the second quarter of 2007, the Company elected the fair value option for $25.0 million of FHLB borrowings incurred during the quarter. Since December 31, 2007, the fair value of these borrowings increased by $162,000.

Capital

Total shareholders’ equity totaled $212.6 million at September 30, 2008, an increase of $15.4 million from December 31, 2007. Additional paid-in capital increased by $4.1 million, from $147.7 million at December 31, 2007, to $151.8 million at September 30, 2008, reflecting $3.1 million in proceeds from stock option exercises and $683,000 related to stock-based compensation. Retained earnings increased $12.5 million from $57.3 million at December 31, 2007, to $69.8 million at September 30, 2008, reflecting net income of $22.6 million less dividends paid of $9.4 million and a cumulative-effect adjustment of $582,000 related to the adoption of EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. Accumulated other comprehensive loss increased by $989,000 from a net unrealized loss of $6.9 million at December 31, 2007, to a net unrealized loss of $7.9 million at September 30, 2008, reflecting a decrease in unrealized gains on available-for-sale securities due to higher market rates, partially offset by amounts recognized in other comprehensive income related to postretirement benefit plans. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available for sale securities and the funded status of the Corporation’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Cash dividends paid in the first nine months of 2008 totaled approximately $9.4 million, representing 41.8% of year-to-date earnings. Cash dividends of $0.98 per share paid during the first nine months of 2008 were up 6.5% over cash dividends of $0.92 per share paid in the first nine months of 2007.

On July 22, 2008, the Company’s Board of Directors approved a stock repurchase plan (the “2008 Plan”). The 2008 Plan authorizes the repurchase of up to 150,000 shares of the Company’s outstanding common stock over a two-year period. The 2008 Plan replaces a previous repurchase plan that expired in July 2008. The Company did not repurchase any shares of common stock under the previous plan during the first nine months of 2008. Over the life of the plan approved in 2006, the Company repurchased 420,575 shares.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and its subsidiaries meet all capital adequacy requirements to which they are subject. The table below reflects the Company’s capital position at September 30, 2008, compared to the regulatory capital requirements for “well capitalized” institutions.

REGULATORY CAPITAL ANALYSIS September 30, 2008

	Actual		Well Capitalized Requirement
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$202,872	10.9%	$185,463	10.0%
Tier I Capital (to risk weighted assets)	$185,410	10.0%	$111,278	6.0%
Tier I Capital (to average assets)	$185,410	7.0%	$133,335	5.0%

As illustrated above, the Company’s capital ratios on September 30, 2008, remain well above the minimum requirements for well capitalized institutions. As of September 30, 2008, the capital ratios for each of the Company’s subsidiary banks also exceeded the minimum levels required to be considered well capitalized. The Company and its affiliates remained well capitalized after the May 9, 2008 acquisition of Sleepy Hollow Bancorp.

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

The allowance represented 1.01% of total loans and leases outstanding at September 30, 2008, compared to 1.01% at December 31, 2007 and 1.04% at September 30, 2007. The allowance coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) was 1.4 times at September 30, 2008, 1.6 times at December 31, 2007, and 1.7 times at September 30, 2007. Based upon consideration of the above factors, management believes that the allowance is adequate to provide for the risk of loss inherent in the current loan and lease portfolio. Activity in the Company’s allowance for loan and lease losses during the first nine months of 2008 and 2007 and for the 12 months ended December 31, 2007 is illustrated in the table below.

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES (In thousands)

	09/30/08	12/31/07	09/30/07

Average loans and leases outstanding during the period	$1,564,185	$1,362,417	$1,348,397

Total loans and leases outstanding at end of period	$1,718,378	$1,440,122	$1,383,928

ALLOWANCE FOR LOAN AND LEASE LOSSES

Beginning balance	$14,607	$14,328	$14,328

Provision for loan and lease losses	3,323	1,529	1,050
Loans charged off	(2,452)	(1,760)	(1,356)
Loan recoveries	343	510	388

Net charge-offs	(2,109)	(1,250)	(968)

Allowance acquired in purchase acquisition	1,485	0	0

Ending balance	$17,306	$14,607	$14,410

Allowance for loan and lease losses to total loans and leases	1.01%	1.01%	1.04%

Annualized net charge-offs to average loans and leases	0.18%	0.09%	0.10%

Net charge-offs for the nine months ended September 30, 2008 totaled $2.1 million compared to $968,000 in the comparable year ago period. Contributing to the increase in net charge-offs in 2008 over 2007 was a $400,000 charge-off taken on one commercial credit in the third quarter of 2008. Annualized net charge-offs for the first nine months of the year represented 0.18% of average loans, up from 0.10% for the first nine months of 2007. The provision for loan and lease losses totaled $3.3 million for the nine months ended September 30, 2008 compared to $1.1 million for the same period in 2007. Higher net charge-offs and nonperforming loans, growth in the loan portfolio, and concern over economic conditions contributed to the increase in the provision for loan and leases losses in 2008 over 2007.

The level of nonperforming assets at September 30, 2008, and 2007, and December 31, 2007 is illustrated in the table below. Nonperforming assets of $13.1 million as of September 30, 2008, were up $3.7 million from nonperforming assets of $9.4 million at year-end 2007. Nonperforming assets represented 0.48% of total assets at September 30, 2008, compared to 0.40% at December 31, 2007, and 0.37% at September 30, 2007. The increase in nonperforming assets was partially due to the second quarter of 2008 acquisition of Sleepy Hollow, which added about $2.6 million of nonperforming assets. Approximately $3.5 million of nonperforming loans at September 30, 2008, were secured by U.S. government guarantees, while $1.5 million were secured by one-to-four family residential properties.

As of September 30, 2008, the Company’s recorded investment in loans and leases that are considered impaired totaled $8.4 million compared to $7.0 million at September 30, 2007. The $8.4 million of impaired loans at September 30, 2008, had related allowances of $224,000, and the $7.0 million of impaired loans at September 30, 2007, had related allowances of $66,000.

NONPERFORMING ASSETS (In thousands)

	09/30/08	12/31/07	09/30/07

Nonaccrual loans and leases	$12,463	$8,890	$7,869
Loans past due 90 days and accruing	0	312	370
Troubled debt restructuring not included above	132	145	0

Total nonperforming loans	12,595	9,347	8,239

Other real estate, net of allowances	526	5	345

Total nonperforming assets	$13,121	$9,352	$8,584

Total nonperforming loans and leases as a percentage of total loans and leases	0.73%	0.65%	0.60%

Total nonperforming assets as a percentage of total assets	0.48%	0.40%	0.37%

Potential problem loans and leases are loans and leases that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans and leases as nonperforming at some time in the future. Management considers loans and leases classified as Substandard that continue to accrue interest to be potential problem loans and leases. At September 30, 2008, the Company’s internal loan review function had identified 36 commercial relationships totaling $10.8 million, which it has classified as Substandard, which continue to accrue interest. As of December 31, 2007, the Company’s internal loan review function had classified 34 commercial relationships as Substandard totaling $13.4 million, which continued to accrue interest. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans is not significant. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed at least quarterly.

Deposits and Other Liabilities

Total deposits of $2.1 billion at September 30, 2008, were up $373.8 million or 21.7% from December 31, 2007. Deposit growth included $232.7 million in savings and money market balances, $115.4 million in time deposits and $25.7 million in noninterest bearing deposits. A large portion of the growth was due to the Sleepy Hollow acquisition. Total deposits in Sleepy Hollow Bank’s five Westchester County, New York branches were $229.0 million at the time of the acquisition. Growth in municipal deposits accounted for a majority of the increase in savings and money market balances from year-end 2007. In 2007 and 2008, the Federal Reserve reduced short-term market rates, which led to a decrease in rates paid on deposits. With deposit rates down on time deposits and more in line with money market rates, municipalities are placing tax deposits into money market accounts. Municipal deposit balances are somewhat seasonal, increasing as tax deposits are collected and decreasing as these monies are used by the municipality.

The Company’s primary funding source is core deposits, defined as total deposits less time deposits of $100,000 or more, brokered time deposits, and municipal money market deposits. Core deposits increased 20.3% from year-end 2007 to $1.6 billion at September 30, 2008 and represented 64.9% of total liabilities. The addition of five banking offices acquired in the Sleepy Hollow acquisition contributed to the growth in core deposits.

The Company also uses non-core funding sources, which include municipal money market deposits, time deposits of $100,000 or more, brokered deposits, term advances and securities sold under agreements to repurchase (“repurchase agreements”) with the Federal Home Loan Bank (“FHLB”), and retail repurchase agreements, to support asset growth. Non-core funding totaled $844.6 million at September 30, 2008, up from $775.7 million at December 31, 2007. The increase in non-core funding between December 31, 2007, and September 30, 2008, was concentrated in municipal money market deposits, which were up $46.3 million to $166.1 million at September 30, 2008 and time deposits of $100,000 or more which were up $46.8 million.

The Company’s liability for repurchase agreements amounted to $190.3 million at September 30, 2008, which is down from $195.4 million at December 31, 2007. Included in repurchase agreements at September 30, 2008, were $152.4 million in FHLB repurchase agreements and $37.9 million in retail repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Included in the $152.4 million of repurchase agreements with the FHLB are $137.4 million that have call dates between 2007 and 2017 and are callable if certain conditions are met. Also included in the $152.4 million are $15.0 million of repurchase agreements with the FHLB where the Company has elected to adopt the fair value option under SFAS 159. The fair value of these repurchase agreements has increased by $41,000 (net mark-to-market pre-tax loss of $41,000) since December 31, 2007.

At September 30, 2008, other borrowings of $185.1 million included $155.9 million of term advances with the FHLB, and a $21.0 million term borrowing with a money center bank. Included in the $155.9 million of term advances with the FHLB are $144.0 million of advances that have call dates between 2007 and 2017 and are callable if certain conditions are met. The Company elected the fair value option under SFAS 159 for a $10.0 million advance with the FHLB. The fair value of this advance has increased by $121,000 (net mark-to-market pre-tax loss of $121,000) from year-end 2007.

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

Core deposits are a primary and low cost funding source obtained primarily through the Company’s branch network. Core deposits totaled $1.6 billion at September 30, 2008, up $274.0 million or 20.3% from year-end 2007, and $255.2 million or 18.6% from September 30, 2007. Core deposits represented 77.6% of total deposits and 64.9% of total liabilities at September 30, 2008, compared to 78.5% of total deposits and 62.5% of total liabilities at December 31, 2007.

In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $100,000 or more, brokered time deposits, municipal money market deposits, securities sold under agreements to repurchase and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources, as a percentage of total liabilities, were 33.7% at September 30, 2008, down from 35.9% at December 31, 2007.

Cash and cash equivalents totaled $55.6 million as of September 30, 2008, up from $49.9 million at December 31, 2007. Short-term investments, consisting of securities due in one year or less, decreased from $68.0 million at December 31, 2007, to $43.1 million on September 30, 2008. The Company also has $38.8 million of securities designated as trading securities. The Company pledges securities as collateral for certain non-core funding sources. Securities carried at $577.5 million at December 31, 2007, and $664.2 million at September 30, 2008, were pledged as collateral for public deposits or other borrowings, and pledged or sold under agreements to repurchase. Pledged securities represented 83.0% of total securities as of September 30, 2008, compared to 77.1% as of December 31, 2007.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $427.4 million at September 30, 2008, compared with $382.2 million at December 31, 2007. Outstanding principle balances of residential mortgage loans, consumer loans, and leases totaled approximately $716.5 million at September 30, 2008 as compared to $597.4 million at December 31, 2007. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At September 30, 2008, the unused borrowing capacity on established lines with the FHLB was $443.5 million. As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At September 30, 2008, total unencumbered residential mortgage loans of the Company were $200.3 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

The Company has not identified any trends or circumstances that are reasonably likely to result in material increases or decreases in liquidity in the near term.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Interest rate risk is the primary market risk category associated with the Company’s operations. Interest rate risk refers to the volatility of earnings caused by changes in interest rates. The Company manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time. The simulation models are used to estimate the potential effect of interest rate shifts on net interest income for future periods. Each quarter, the Asset/Liability Management Committee reviews the simulation results to determine whether the exposure of net interest income to changes in interest rates remains within board-approved levels. The Committee also considers strategies to manage this exposure and incorporates these strategies into the investment and funding decisions of the Company. The Company does not currently use derivatives, such as interest rate swaps, to manage its interest rate risk exposure, but may consider such instruments in the future.

In our most recent simulation, the base case scenario, which assumes interest rates remain unchanged from the date of the simulation, showed an increase in the net interest margin over the next six months as funding costs benefit from the recent reduction in interest rates, followed by a relatively flat net interest margin for the next six months.

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 200 basis point parallel change in rate. Given the current level of interest rates, the Company used 100 basis points in the down interest rate scenario in the current model. Based upon the simulation analysis performed as of September 30, 2008, a 200 basis point parallel upward shift in interest rates over a one-year time frame would result in a one-year decline from the base case in net interest income of approximately 2.3%, while a 100 basis point parallel decline in interest rates over a one-year period would result in a decrease from the base case in net interest income of 0.2%. This simulation assumes no balance sheet growth and no management action to address balance sheet mismatches. As of September 30, 2007, the model simulations projected that a 200 basis point parallel upward shift in interest rates over a one-year time frame would result in a one-year decline from the base case in net interest income of approximately 1.4%, while a 200 basis point parallel decline in interest rates over a one-year period would result in a decrease from the base case in net interest income of 3.5%.

The negative exposure in the 200 basis point parallel rising rate environment is mainly driven by the repricing assumptions of the Company’s core deposit base and the lag in the repricing of the Company’s adjustable rate assets. Longer-term, the impact of a rising rate environment is positive as the asset base continues to reset at higher levels, while the repricing of the rate sensitive liabilities moderates. The negative exposure in the 100 basis point parallel declining interest rate scenario results from the Company’s assets repricing downward more rapidly than the rates on the Company’s interest-bearing liabilities, mainly deposits. Rates on savings and money market accounts are at low levels given the recent Federal Reserve cuts in short-term market rates. In addition, the model assumes that prepayments accelerate in the down interest rate environment resulting in additional pressure on asset yields and cash flows are reinvested at lower rates.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of September 30, 2008. The Company’s one-year interest rate gap was a negative $189,000 or 6.9% of total assets at September 30, 2008, compared to a negative $149,000 or 6.4% of total assets at December 31, 2007. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is more vulnerable to a rising rate environment than it is to sustained low interest rates. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap – September 30, 2008	Repricing Interval

(Dollar amounts in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets	$2,484,746	$577,093	$160,026	$260,898	$998,017
Interest-bearing liabilities	2,050,431	827,956	182,010	176,814	$1,186,780

Net gap position		(250,863)	(21,984)	84,084	(188,763)

Net gap position as a percentage of total assets		(9.21%)	(0.81%)	3.09%	(6.93%)

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2008. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report on Form 10-Q the Company’s disclosure controls and procedures were effective in providing reasonable assurance that any information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that material information relating to the Company and its subsidiaries is made known to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s third quarter ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Material changes to Risk Factors as previously disclosed in Form 10-K: Refer to the discussion on page 18 in this Report under “Recent Market Developments” relating to material changes to the risk factors as presented in the Company’s Annual Report on Form 10-K (for the year ended December 31, 2007) and the Company’s most recent prior Quarterly Report on Form 10-Q (for the quarter ended June 30, 2008). In response to recent events in the financial markets, congress may enact legislation and regulators may promulgate regulations that have an impact on financial institutions, such as protecting certain classes of borrowers from foreclosure actions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table includes all Company repurchases made on a monthly basis during the period covered by this Quarterly Report on Form 10-Q, including those made pursuant to publicly announced plans or programs.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)

July 1, 2008 through July 31, 2008	1,597	$46.81	0	150,000

August 1, 2008 through August 31, 2008	0	0	0	150,000

September 1, 2008 through September 30, 2008	0	0	0	150,000

Total	1,597	$46.81	0	150,000

On July 22, 2008, the Company’s Board of Directors approved a stock repurchase plan (the “2008 Plan”). The 2008 Plan authorizes the repurchase of up to 150,000 shares of the Company’s outstanding common stock over a two-year period. The 2008 Plan replaces a previous repurchase plan that expired in July 2008.

Included above are 1,597 shares purchased in July 2008, at an average cost of $46.81, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, and were part of the director deferred compensation under that plan. Shares purchased under the rabbi trust are not part of the Board approved stock repurchase plan.

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

Date:     November 6, 2008

TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine

Stephen S. Romaine
President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Francis M. Fetsko

Francis M. Fetsko
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Pages

31.1	Certification of Principal Executive Officer and required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	34

31.2	Certification of Principal Financial Officer and required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	35

32.1	Certification of Principal Executive Officer and required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350	36

32.2	Certification of Principal Financial Officer and required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350	37