Form 10-K
period 2008-12-31
TOMPKINS FINANCIAL CORP
filed 2009-03-16
CIK 1005817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to ______

Commission File Number 1-12709

Tompkins Financial Corporation
(Exact name of registrant as specified in its charter)

New York	16-1482357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Commons, P.O. Box 460, Ithaca, New York	14851
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (607) 273-3210

Securities registered pursuant to Section 12(b) of the Act:

Common Stock ($.10 Par Value Per Share)	NYSE-AMEX

(Title of class)	(Name of exchange on which traded)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of Securities Act.
Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company.

         Large Accelerated Filer ☐         Accelerated Filer ☒          Nonaccelerated Filer ☐         Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒.

The aggregate market value of the registrant’s voting stock held by non-affiliates was $298,241,998 on June 30, 2008, based on the closing sales price of a share of the registrant’s common stock, $.10 par value (the “Common Stock”), as reported on the NYSE-AMEX, on such date.

The number of shares of the registrant’s Common Stock outstanding as of February 23, 2009, was 9,703,497 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2009 Annual Meeting of stockholders to be held on May 11, 2009, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Form 10-K where indicated.

TOMPKINS FINANCIAL CORPORATION

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2008

[This Page Intentionally Left Blank]

PART I

Item 1.	Business

The disclosures set forth in this Item1. Business are qualified by the section captioned “Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report and other cautionary statements set forth elsewhere in this Report.

General

Tompkins Financial Corporation, (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, insurance, and brokerage services. The Company conducts its business through its three wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile and The Mahopac National Bank (“Mahopac National Bank”), through its wholly-owned insurance subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”), and through its wholly-owned financial planning, wealth management and broker-dealer subsidiary, AM&M Financial Services, Inc. (“AM&M”). Unless the context otherwise requires, the term “Company” refers to Tompkins Financial Corporation and its subsidiaries. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (607) 273-3210. The Company’s common stock is traded on the NYSE-AMEX under the Symbol “TMP.”

Tompkins was organized in 1995, under the laws of the State of New York, as a bank holding company for the Trust Company, a commercial bank that has operated in Ithaca, New York and surrounding communities since 1836. Information relating to revenues, profit and loss, and total assets for the Company’s two business segments – banking and financial services - is incorporated herein by reference to Part II, Item 8. of this Report.

Recent Acquisitions

On May 9, 2008, the Company acquired control of Sleepy Hollow Bancorp, Inc., (“Sleepy Hollow”), a privately held bank holding company located in Sleepy Hollow, New York. The outstanding shares of common stock of Sleepy Hollow were cancelled and exchanged for the right to receive the merger consideration totaling $30.2 million. The cost of the Sleepy Hollow acquisition was approximately $30.5 million, including acquisition related costs of approximately $234,000. Upon completion of the Sleepy Hollow acquisition, Sleepy Hollow Bank, the wholly-owned subsidiary of Sleepy Hollow, was merged into Mahopac National Bank, and its five full service offices and one limited service office, all in Westchester County, New York, became offices of Mahopac National Bank. Additional information on recent acquisitions is provided in “Note 2 Mergers and Acquisitions” in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Narrative Description of Business

Information about the Company’s business segments is included in “Note 20 Segment and Related Information” in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report. The Company has identified two business segments, banking and financial services. Financial services activities consist of the results of the Company’s trust, financial planning and wealth management, broker-dealer services, and risk management operations. All other activities are considered banking.

Banking services consist primarily of attracting deposits from the areas served by the Company’s banking subsidiaries’ 45 banking offices and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans, and leases in those same areas. Residential real estate mortgage loans are generally underwritten in accordance with Federal Home Loan Mortgage Corporation (“FHLMC”) guidelines, which enhance the liquidity of these lending products. The Company’s subsidiary banks have sold residential mortgage loans to FHLMC over the past several years to manage exposure to changing interest rates and to take advantage of favorable market conditions. The Company’s subsidiary banks retain the servicing of the loans sold to FHLMC and record a servicing asset at the time of sale. For additional details on loan sales, refer to “Note 5 Loan and Lease Classification Summary and Related Party Transactions” in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

The Company’s lending function is managed within the guidelines of a comprehensive Board-approved lending policy. Policies and procedures are reviewed on a regular basis. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. The Company has an independent loan review process that reviews and validates the risk identification and assessment made by the lenders and credit personnel. The results of these reviews are presented to the Board of Directors of each of the Company’s banking subsidiaries, and the Company’s Audit Committee.

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

Commercial Services

The Company’s subsidiary banks provide financial services to corporations and other business clients. Lending activities include loans for a variety of business purposes, including real estate financing, construction, equipment financing, accounts receivable financing, and commercial leasing. Other commercial services include deposit and cash management services, letters of credit, sweep accounts, credit cards, purchasing cards, Internet-based account services, and remote deposit services.

Retail Services

The Company’s subsidiary banks provide a variety of retail banking services including checking accounts, savings accounts, time deposits, IRA products, brokerage services, residential mortgage loans, personal loans, home equity loans, credit cards, debit cards and safe deposit services. Retail services are accessible through a variety of delivery systems including branch facilities, ATMs, voice response, Internet banking, and remote deposit services, a service that brings deposit capability to an individual’s desk any time of the day or night.

Securities Portfolio

The Company maintains a portfolio of securities such as U.S. government sponsored entities securities, obligations of states and political subdivisions thereof, equity securities, and interest-bearing deposits. Management typically invests in securities with short to intermediate average lives in order to better match the interest rate sensitivities of its assets and liabilities.

Investment decisions are made within policy guidelines established by the Company’s Board of Directors. The investment policy established by the Company’s Board of Directors is based on the asset/liability management goals of the Company, and is monitored by the Company’s Asset/Liability Management Committee. The intent of the policy is to establish a portfolio of high quality diversified securities, which optimizes net interest income within safety and liquidity limits deemed acceptable by the Asset/Liability Management Committee. Securities, other than certain obligations of states and political subdivisions thereof, are generally classified as available-for-sale. Securities available-for-sale may be used to enhance total return, provide additional liquidity, or reduce interest rate risk.

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”) effective January 1, 2008. With the adoption of SFAS 159, the Company elected to account for certain securities and certain borrowings at fair value, with unrealized gains or losses included in earnings. Refer to “Note 1 Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for additional details.

Trust and Investment Management Services

The Company provides trust and investment services through Tompkins Investment Services (“TIS”), a division of Tompkins Trust Company, and investment services through AM&M. Tompkins Investment Services, with office locations at all three of the Company’s subsidiary banks, provides a full range of money management services, including investment management accounts, custody accounts, trusts, retirement plans and rollovers, estate settlement, and financial planning. AM&M provides fee-based financial planning and wealth management services for small business owners, professionals and corporate executives and other individuals with complex financial needs.

Broker-Dealer Services

AM&M operates a broker-dealer subsidiary, Ensemble Financial Services, Inc., which is an outsourcing company for financial planners and investment advisors.

Insurance Services

The Company provides property and casualty insurance services and employee benefits consulting through Tompkins Insurance. Tompkins Insurance is an independent insurance agency, representing many major insurance carriers. Tompkins Insurance has automated systems for record keeping, claim processing and coverage confirmation, and can provide insurance pricing comparisons from a wide range of insurance companies. Tompkins Insurance provides employee benefits consulting to employers in Western and Central New York, assisting them with their medical, group life insurance and group disability insurance. In addition to its seven stand-alone offices, Tompkins Insurance shares several offices with The Bank of Castile and The Trust Company. AM&M operates a subsidiary that creates customized risk management plans using life, disability and long-term care insurance products.

Subsidiaries

The Company operates three banking subsidiaries, an insurance agency subsidiary, and a financial planning, wealth management, and broker-dealer subsidiary in New York. The Company’s subsidiary banks operate 45 offices, including 3 limited-service offices, serving communities in New York. The decision to operate as three locally managed community banks reflects management’s commitment to community banking as a business strategy. For Tompkins, personal delivery of high quality services, a commitment to the communities in which we operate, and the convergence of a single-source financial service provider characterize management’s community banking approach. The combined resources of the Tompkins organization provides increased capacity for growth and the greater capital resources necessary to make investments in technology and services. Tompkins has developed several specialized financial services that are now available in markets served by all three subsidiary banks. These services include trust and investment services, insurance, leasing, card services, Internet banking, and remote deposit services.

Tompkins Trust Company (the “Trust Company”)

The Trust Company is a New York State-chartered commercial bank that has operated in Ithaca, New York and surrounding communities since 1836. The Trust Company operates 15 banking offices, including 2 limited-service banking offices in the counties of Tompkins, Cortland, Cayuga and Schuyler, New York. The Trust Company’s largest market area is Tompkins County, which has a population of approximately 100,000. Education plays a significant role in the Tompkins County economy with Cornell University and Ithaca College being two of the county’s major employers. The negative trends affecting the national economy have had an impact on the markets served by the Trust Company, as evidenced by an increase in the unemployment rate. Nevertheless, trends for unemployment and housing compare favorably to New York State and national trends. The Trust Company has a full-service office in Cortland, New York and a full-service office in Auburn, New York. Both of these offices are located in counties contiguous to Tompkins County.

The Bank of Castile (“The Bank of Castile”)

The Bank of Castile is a New York State-chartered bank and conducts its operations through its 15 banking offices, in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. The main business office for The Bank of Castile is located in Batavia, New York and is shared with Tompkins Insurance. The Bank of Castile serves a five-county market, much of which is rural in nature, but also includes Monroe County, where the city of Rochester is located. The population of the counties served by The Bank of Castile, other than Monroe, is approximately 209,000. While economic growth has been relatively flat in The Bank of Castile’s market area, recent turbulence experienced by many financial industry competitors has provided continued opportunities for growth.

The Mahopac National Bank (“Mahopac National Bank”)

Mahopac National Bank operates 15 banking offices, including 1 limited-service office in counties near New York City. The 15 banking offices include 5 full-service offices in Putnam County, New York, 3 full-service offices in Dutchess County, New York, and 6 full-service offices, 1 limited-service office, in Westchester County, New York. Mahopac’s presence in Westchester County increased with the Company’s May 9, 2008 acquisition of Sleepy Hollow Bancorp, Inc., (“Sleepy Hollow”), a privately held bank holding company located in Sleepy Hollow, New York. At the time of the acquisition, Sleepy Hollow Bank, the wholly-owned subsidiary of Sleepy Hollow, operated 5 full-service offices and 1 limited-service facility, all in Westchester County, New York. Upon completion of the Sleepy Hollow acquisition, Sleepy Hollow Bank was merged into Mahopac National Bank.

Putnam County has a population of approximately 101,000 and is about 60 miles north of Manhattan. Dutchess County has a population of approximately 295,000, and Westchester County has a population of approximately 949,000. All three counties have seen an increase in the unemployment rate as a result of the downturn in the State and national economies. Given the proximities of these counties to New York City, the significant layoffs at financial firms and large corporations are likely to have an impact on the local economies, the extent of which is difficult to estimate. The recent turbulence experienced by many financial industry competitors has also provided continued opportunities for growth.

Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”)

Tompkins Insurance is headquartered in Batavia, New York, and offers property and casualty insurance to individuals and businesses primarily in Western and Central New York. Over the past several years, Tompkins Insurance has acquired smaller insurance agencies generally in the market areas serviced by the Company’s banking subsidiaries. Tompkins Insurance offers services to customers of the Company’s banking subsidiaries by sharing offices with The Bank of Castile and The Trust Company. In addition to these shared offices, Tompkins Insurance has four stand-alone offices in Western New York, and two stand-alone offices in Tompkins County, New York.

AM&M Financial Services, Inc. (“AM&M”)

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

Competition

Competition for commercial banking and other financial services is strong in the Company’s market areas. In one or more aspects of its business, the Company’s subsidiaries compete with other commercial banks, savings and loan associations, credit unions, finance companies, Internet-based financial services companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Some of these competitors have substantially greater resources and lending capabilities and may offer services that the Company does not currently provide. In addition, many of the Company’s non-bank competitors are not subject to the same extensive Federal regulations that govern financial holding companies and Federally insured banks.

Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of facilities and, in the case of loans to commercial borrowers, relative lending limits. Management believes that a community based financial organization is better positioned to establish personalized financial relationships with both commercial customers and individual households. The Company’s community commitment and involvement in its primary market areas, as well as its commitment to quality and personalized financial services, are factors that contribute to the Company’s competitiveness. Management believes that each of the Company’s subsidiary banks can compete successfully in its primary market areas by making prudent lending decisions quickly and more efficiently than its competitors, without compromising asset quality or profitability, although no assurances can be given that such factors will assure success.

Supervision and Regulation

Regulatory Agencies

As a registered financial holding company, the Company is subject to examination and comprehensive regulation by the Federal Reserve Board (“FRB”). The Company’s banking subsidiaries are subject to examination and comprehensive regulation by various regulatory authorities, including the Federal Deposit Insurance Corporation (“FDIC”), the Office of the Comptroller of the Currency (“OCC”), and the New York State Banking Department (“NYSBD”). Each of these agencies issues regulations and requires the filing of reports describing the activities and financial condition of the entities under its jurisdiction. Likewise, such agencies conduct examinations on a recurring basis to evaluate the safety and soundness of the institutions, and to test compliance with various regulatory requirements, including: consumer protection, privacy, fair lending, the Community Reinvestment Act, the Bank Secrecy Act, sales of non-deposit investments, electronic data processing, and trust department activities.

The Company’s financial services subsidiaries are subject to examination and regulation by various regulatory agencies, including the New York State Insurance Department, Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), and the National Association of Securities Dealers (“NASD”). Tompkins Investment Services is subject to examination and comprehensive regulation by the FDIC and NYSBD.

Share Repurchases and Dividends

Under FRB regulations, the Company may not, without providing prior notice to the FRB, purchase or redeem its own common stock if the gross consideration for the purchase or redemption, combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to ten percent or more of the Company’s consolidated net worth.

FRB policy provides that dividends shall not be paid except out of current earnings and unless the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality, and overall financial condition. Tompkins’ primary source of funds to pay dividends on its common stock is dividends from its subsidiary banks. The subsidiary banks are subject to regulations that restrict the dividends that they may pay to Tompkins.

Liability of Commonly Controlled Institutions

FDIC-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of an FDIC-insured depository institution controlled by the same bank holding company, or for any assistance provided by the FDIC to an FDIC-insured depository institution controlled by the same bank holding company that is in danger of default. “Default” means generally the appointment of a conservator or receiver. “In danger of default” means generally the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance.

Intercompany Transactions

There are Federal laws and regulations that govern transactions between the Company’s non-bank subsidiaries and its banking subsidiaries. These laws establish certain quantitative limits and other prudent requirements for loans, purchases of assets, and certain other transactions between a member bank and its affiliates. In general, transactions between the banking subsidiaries and its non-bank subsidiaries must be on terms and conditions, including credit standards, that are substantially the same or at least as favorable to the banking subsidiaries as those prevailing at the time for comparable transactions involving non-affiliated companies.

Capital Adequacy

The Federal Reserve Board, the OCC and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking institutions. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier I capital and total capital to risk-weighted assets. For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of three tiers, depending upon type:

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

Market Risk Capital (Tier 3). Tier 3 capital includes qualifying unsecured subordinated debt.

Tompkins, like other bank holding companies, is required to maintain Tier 1 capital and “total capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets. The bank subsidiaries, like other depository institutions, are required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively.

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets. The minimum permissible leverage ratio is 3.0% for financial holding companies and banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other financial holding companies and banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.

For further information concerning the regulatory capital requirements, actual capital amounts and the ratios of Tompkins and its bank subsidiaries, see the discussion in “Note 18 Regulations and Supervision” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Deposit Insurance

Historically, all deposit accounts of the Company’s subsidiary banks were insured by the Deposit Insurance Fund (“DIF”), generally in amounts up to $100,000 per depositor. Legislation, discussed below, was passed in 2006 that increased insurance coverage for certain self-directed retirement accounts to $250,000 and indexed insurance levels for inflation. On October 3, 2008, the maximum amount insured under FDIC insurance was temporarily increased from $100,000 to $250,000 per insured depositor through December 31, 2009. This increase was part of the Emergency Economic Stabilization Act of 2008. In November 2008, Tompkins elected to participate in the FDIC’s Temporary Liquidity Guarantee Program. Under this program, all noninterest bearing transaction accounts at Tompkins with balances in excess of $250,000 will also be fully insured through December 31, 2009. For this additional insurance coverage, Tompkins pays a fee of 10 basis points per quarter on amounts in covered accounts exceeding $250,000.

On December 16, 2008, the Board of Directors of the Federal Deposit Insurance Corporation voted to adopt a final rule increasing risk-based assessment rates uniformly by 7 basis points (7 cents for every $100 of deposits), on an annual basis, for the first quarter of 2009. This increase is a response to higher levels of bank failures that occurred in 2008. The assessment increase creates a path for the DIF to return to its statutorily mandated level. Under the final rule, risk-based rates would range between 12 and 50 basis points (annualized) for the first quarter 2009 assessment. Most institutions would be charged between 12 and 14 basis points. In October, the FDIC also proposed changes to take effect beginning in the second quarter of 2009 that would make deposit insurance assessments fairer by requiring riskier institutions to pay a larger share.

On February 27, 2009, the FDIC approved an interim rule for a one-time special assessment of $0.20 per $100.0 in domestic deposits to restore the DIF. The assessment would be payable on September 30, 2009. The Chairman of the Committee on Banking, Housing, and Urban Affairs recently introduced legislation, The Depositor Protection Act of 2009, which would increase the FDIC’s borrowing authority with the U.S. Treasury to $100.0 billion from $30.0 billion. The FDIC has indicated that this increased borrowing authority would give it the flexibility to reduce the size of the special assessment. Based upon deposit balances as of December 31, 2008, the Company estimated that the $0.20 per $100.0 assessment would result in additional assessments of approximately $4.2 million. There has been discussion on reducing the one-time special assessment from 20 basis points to 10 basis points.

Insurance premiums for periods covered in this report were governed by The Federal Deposit Insurance Reform Act of 2005 and The Federal Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively the “Reform Act”). Under the Reform Act, the FDIC modified its risk-based deposit premium assessment system under which each depository institution is placed in one of four assessment categories based on the institution’s capital classification under the prompt corrective action provisions and an institution’s long-term debt issuer ratings. Effective January 1, 2007, the adjusted assessment rates for insured institutions under the modified system range from 5 basis points to 43 basis points depending upon the assessment category into which the insured institution is placed. Under the previous assessment system, the adjusted assessment rates ranged from 0 basis points to 27 basis points.

The Reform Act provided for a one-time assessment credit for eligible insured depository institutions (those institutions that were in existence on December 31, 1996 and paid a deposit insurance assessment prior to that date, or are a successor to any such institution). The credit was to be used to offset up to 100% of the 2007 DIF assessment, and if not completely used in 2007, was to be applied to not more than 90% of each of the aggregate 2008, 2009 and 2010 DIF assessments. The Company’s one-time historical assessment credit was $1.0 million, of which $370,000 and $657,000 was used to offset the Federal deposit insurance assessments in 2008 and 2007, respectively. FDIC insurance expense totaled $627,445 in 2008 and $13,776 in 2007.

In addition to the risk-based deposit insurance assessments, FDIC insurance expense also includes additional assessments imposed by the Financing Corporation, a separate U.S. government agency affiliated with the FDIC, on insured deposits to pay for the interest cost of Financing Corporation bonds. The Company paid Financing Corporation assessments of $218,000 in 2008, $206,000 in 2007, and $227,000 in 2006, which are included in other expense.

Depositor Preference

The Federal Deposit Insurance Act provides that, in the event of the “liquidation or other resolution” of an insured depository, the claims of depositors of the institution, including the claims of the FDIC, as subrogee of the insured depositors, and certain claims for administrative expenses of the FDIC as receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institutions.

Community Reinvestment Act

The Company’s subsidiary banks are subject to the Community Reinvestment Act (“CRA”) and to certain fair lending and reporting requirements that relate to home mortgage lending. The CRA requires the federal banking regulators to assess the record of a financial institution in meeting the credit needs of the local communities, including low-and moderate-income neighborhoods, consistent with the safe and sound operation of the bank. The federal agencies consider an institution’s performance under the CRA in evaluating applications for mergers and acquisitions, and new offices. The ratings assigned by the federal agencies are publicly disclosed.

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

The USA Patriot Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) imposes obligations on financial institutions, including banks and broker-dealer subsidiaries to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism.

The Emergency Economic Stabilization Act of 2008

In the third quarter of 2008, the Federal Reserve, the U.S. Treasury, and the FDIC initiated measures to stabilize the financial markets and to provide liquidity for financial institutions. The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted in October of 2008 and authorizes the U.S. Treasury to provide funds to be used to restore liquidity and stability to the U.S. financial system. Under authority of EESA, the U.S. Treasury initiated a voluntary capital purchase program to encourage financial institutions to build capital to increase lending and to support the economy. Under the program, the U.S. Treasury has been purchasing senior preferred shares of financial institutions, together with warrants to purchase shares of common stock. The Company determined that it did not need additional capital and, although eligible to participate in this program, elected not to issue and sell shares of preferred stock.

The FDIC also announced the Temporary Liquidity Guarantee Program (“TLGP”), which temporarily guarantees the senior debt of all FDIC-insured institutions and certain holding companies, as well as deposits in noninterest bearing transaction deposit accounts, for those institutions and holding companies who did not elect to opt out of the program. In November 2008, Tompkins elected to participate in the TLGP. Under this program, all noninterest bearing transaction accounts at Tompkins with balances in excess of $250,000 will also be fully insured through December 31, 2009. For this additional insurance coverage, Tompkins pays a fee of 10 basis points per quarter on amounts in covered accounts exceeding $250,000. Tompkins elected to not participate in the unsecured senior debt guarantee component of the TLGP, as the Company has not issued any unsecured senior debt.

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

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are known as the “OFAC” rules based on their administration by the US Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions take many forms. Generally, however, they include restrictions on trade with or investment in a sanctioned country and a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest.

Consumer Protection Laws

In connection with their lending and leasing activities, the Company’s banking subsidiaries are subject to a number of federal and state laws designed to protect borrowers and promote lending. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and various, similar state laws.

Other Initiatives

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory authorities. These initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to change the financial institution regulatory environment. Such legislation could change banking laws and the operating environment of Tompkins in substantial, but unpredictable ways. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations would have on our financial condition or results of operations.

Employees

At December 31, 2008, the Company employed 734 employees, approximately 86 of whom were part-time. No employees are covered by a collective bargaining agreement and the Company believes its employee relations are excellent.

Available Information

The Company maintains a website at www.tompkinsfinancialcorp.com. The Company makes available free of charge (other than an investor’s own Internet access charges) through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, its proxy statements related to its annual shareholders’ meetings, and amendments to these reports or statements, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (the “SEC”). Copies of these reports are also available at no charge to any person who requests them, with such requests directed to Tompkins Financial Corporation, Investor Relations Department, The Commons, Ithaca, New York 14851, telephone no. (607) 273-3210. Materials that the Company files with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. This information may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company is not including the information contained on the Company’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K, or into any other report filed with or furnished to the SEC by the Company.

Item 1A.	Risk Factors

The Company’s business, operating results, financial condition, liquidity, and cash flow may be impacted by numerous factors, including but not limited to those discussed below. These items may cause the Company’s results to vary materially from recent results.

Economic Conditions / Financial Markets

General economic conditions impact the banking and financial services industry. The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of collateral securing these loans, is highly dependent upon the business environment in the markets where the Company operates. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to repayment ability and collateral protection as well as reduced demand for the services offered by the Company’s two business segments.

The financial services industry is facing unprecedented challenges in the face of the current national and global economic crisis. Since December 2007, the United States has been in a recession. Overall market conditions in 2008 included a deepened downturn in national, international, state and local economies, volatile energy prices, weakened housing markets with falling home prices and rising foreclosures, rising unemployment, difficulties in financial and credit markets, slowdown in consumer spending, a decrease in consumer confidence, slumping auto sales, and overall weaknesses in the financial condition of auto makers. The weakened housing market, rising foreclosures and rising unemployment have contributed to significant write-downs of asset values by financial institutions.

In 2008, the U.S. government, the Federal Reserve and other regulators have taken numerous steps to increase liquidity and to restore investor confidence; however, there continues to be pressure on asset values and liquidity and a general lack of confidence in the financial markets. As such, the followings risks are associated with economic conditions:

•

A further downturn in the housing markets and continued pressure on real estate values may result in higher delinquencies, foreclosures, and charge-offs, which would negatively affect the Company’s financial condition and results of operations.

•	A continued rise in unemployment may result in lower demand for the Company’s products and services.

•	Weak equities markets and declining stock market prices may result in lower fee income from the Company’s financial services segment.

•	An increase in bank failures may result in additional increases in FDIC premiums as well as additional banking regulations, which would negatively affect the Company’s results of operations.

Economic conditions in 2008 contributed to an increase in the Company’s past due loans and leases, nonperforming assets and net loan and lease losses as well as a decrease in income from certain fee based products and services. While Tompkins operates in markets that have been impacted to a lesser extent than many areas around the country, there is no assurance that these conditions may not adversely affect the credit quality of the Company’s loans, results of operations and financial condition going forward.

Interest Rate Risk

The Company’s earnings, financial condition and liquidity are susceptible to fluctuations in market interest rates. Net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and borrowings, is the largest component of the Company’s total revenues. The level of net interest income is dependent upon the volume and mix of interest-earning assets and interest-bearing liabilities, the level of nonperforming assets, and the level and trend of interest rates. Changes in market interest rates will also affect the level of prepayments on the Company’s loans and payments on mortgage-backed securities, resulting in the receipt of proceeds that may be reinvested at a lower rate than the loan or mortgage-backed security being prepaid. Interest rates are highly sensitive to many factors, including: inflation, economic growth, employment levels, monetary policy and international markets. Significant fluctuations in interest rates could have a material adverse affect on the Company’s earnings, financial condition, and liquidity.

The Company manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the potential effect of interest rate shifts on net interest income for future periods. Each quarter the Company’s Asset/Liability Management Committee reviews the simulation results to determine whether the exposure of net interest income to changes in interest rates remains within Board-approved levels. The Committee also discusses strategies to manage this exposure and incorporates these strategies into the investment and funding decisions of the Company. In addition, the Company has focused on expanding its fee-based business to help mitigate its exposure to fluctuations in interest rates.

For additional information about how the Company manages its interest rate risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of this Report.

Credit Risk

The Company’s business of originating and underwriting loans involves credit risk, which is the risk of loss of principal or interest because borrowers, guarantors and related parties fail to perform in accordance with the terms of their loan agreements. An increase in nonperforming loans and/or net charge-offs could result in additional provisions for possible loan and lease losses, which could have a material effect on the Company’s financial condition and results of operations. The Company has adopted comprehensive credit policies, underwriting standards and loan review procedures and maintains an allowance for loan and lease losses to mitigate credit losses. The Company continually monitors asset quality and reviews the adequacy of its allowance for loan and lease losses on a regular basis to ensure that the allowance is adequate to cover the estimated loss exposure in its portfolio. Management believes that it has established policies and procedures that are appropriate to mitigate the risk of loss. Nonetheless, these policies and procedures may not prevent unexpected losses that could have a material adverse effect on the Company’s business, financial condition, results of operations, or liquidity.

As of December 31, 2008, residential real estate loans represented approximately 34.7% of the Company’s loan portfolio. In light of the Company’s underwriting standards, historical experience, and current trends within the residential portfolio, these types of loans are generally viewed as having less risk of default than commercial or commercial real estate loans. See Part II, Item 7, “Loans and Leases” and “The Allowance for Loan and Lease Losses” of this Report for further discussion of the lending portfolio and the allowance for loan and lease losses.

Government Laws and Regulations

The Company is subject to extensive state and federal laws and regulations, supervision, and legislation that affect how it conducts its business. The majority of these laws and regulations are for the protection of consumers, depositors and the deposit insurance funds. The regulations influence such things as the Company’s lending practices, capital structure, investment practices, and dividend policy.

Given the current unfavorable and uncertain conditions in the economy and financial markets, it is likely that there will be significant changes to the regulatory environment for the banking and financial services industry. Any changes to state and federal banking laws and regulations may negatively impact the Company’s ability to expand services and to increase shareholder value. There can also be significant cost related to compliance with various laws and regulations. The Company has established an extensive internal control structure to ensure compliance with governing laws and regulations, including those related to financial reporting. Refer to “Supervision and Regulation” for additional information on laws and regulations.

The Federal Reserve’s monetary policies also affect the Company’s operating results and financial condition. These policies, which include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits, can have a major effect upon the source and cost of funds and the rates of return earned on loans and investments.

The Company is subject to state and federal tax laws and regulations. Changes to these regulations could impact future tax expense and the value of deferred tax assets.

Competition

Competition for commercial banking and other financial services is strong in the Company’s market areas. In one or more aspects of its business, the Company’s subsidiaries compete with other commercial banks, savings and loan associations, credit unions, finance companies, Internet-based financial services companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Some of these competitors have substantially greater resources and lending capabilities and may offer services that the Company does not currently provide. In addition, many of the Company’s non-bank competitors are not subject to the same extensive Federal regulations that govern financial holding companies and Federally insured banks. The Company focuses on providing unparalleled customer service, which includes offering a strong suite of products and services. Based upon our ability to grow our customer base in recent years, management feels that this business model does allow the Company to compete effectively in the markets it serves.

Operational Risk

The Company is subject to certain operational risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. The Company depends upon data processing, software, communication, and information exchange on a variety of computing platforms and networks and over the Internet. Despite instituted safeguards, the Company cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and the Company could be exposed to claims from customers. Any of these results could have a material adverse effect on the Company’s business, financial condition, results of operations or liquidity. The Company maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage for exposures that are insurable. The Company regularly tests internal controls to ensure that they are appropriate and functioning as designed.

Technological Development and Changes

The financial services industry is subject to rapid technological changes with frequent introductions of new technology driven products and services. In addition to improving the Company’s ability to serve customers, the effective use of technology increases efficiencies and helps to maintain or reduce expenses. The Company’s ability to keep pace with technological changes affecting the financial industry and to introduce new products and services based on this new technology will be important to the Company’s continued success.

Integration of Acquisitions

The Company periodically reviews potential acquisition opportunities involving other financial institutions and financial services companies. The Company seeks merger or acquisition partners that are culturally similar, present long-term growth opportunities, have experienced management, and have the potential for improved profitability through economies of scale or expanded services. Risks associated with acquisitions include potential exposure to asset quality issues of the acquired entity, the difficulty and expense of integrating the operations and personnel of the acquired entity, potential disruption to the business of the acquired entity, potential diversion of management time and attention from other matters and impairment of relationships with, and the possible loss of, key employees and customers of the acquired entity. Failure to realize expected revenue increases, cost savings, and/or other projected benefits from an acquisition could have a material adverse effect on the Company’s financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table provides information relating to the Company’s facilities:

Location	Facility Type	Square Feet	Owned/Leased*

110 N. Tioga St., The Commons Ithaca, NY	Trust Company Main Office	23,900	Owned

119 E. Seneca Street Ithaca, NY	Trust Company Trust and Investment Services	18,550	Owned

121 E. Seneca Street Ithaca, NY	Tompkins Financial Corporation/Trust Company Administration and Executive Offices	18,900	Owned

215 E. State St., The Commons Rothschilds Building Ithaca, NY	Tompkins Financial Corporation/Trust Company Operations and Data Processing	24,989	Leased

86 North Street Auburn, NY	Trust Company Auburn Office	4,600	Owned

905 Hanshaw Road Ithaca, NY	Trust Company Community Corners Office	790	Leased

Cornell Bookstore Central Avenue Cornell University, Ithaca, NY	Trust Company Cornell Campus Office	400	Leased

33 Clinton Avenue Cortland, NY	Trust Company Cortland Office	1,900	Leased

139 N. Street Extension Dryden, NY	Trust Company Dryden Office	2,250	Owned

1020 Ellis Hollow Road Ithaca, NY	Trust Company East Hill Plaza Office	650	Leased

2230 N. Triphammer Road Ithaca, NY	Trust Company Kendal Office (Part-time office)	204	Leased

100 Main Street Odessa, NY	Trust Company Odessa Office	3,115	Owned

775 S. Meadow Street Ithaca, NY	Trust Company Plaza Office	2,280	Owned

116 E. Seneca Street Ithaca, NY	Trust Company Seneca Street Drive-In Office	775	Owned

2251 N. Triphammer Road Ithaca, NY	Trust Company Triphammer Road Office	3,000	Leased

2 W. Main Street Trumansburg, NY	Trust Company Trumansburg Office	2,720	Owned

701 W. Seneca Street Ithaca, NY	Trust Company West End Office	2,150	Owned

1051 Craft Road Ithaca, NY	Tompkins Insurance Ithaca Office	7,541	Owned

Location	Facility Type	Square Feet	Owned/Leased*

832 Hanshaw Road Ithaca, NY	Tompkins Financial Center Trust Company/Tompkins Insurance/Tompkins Investment Services	5,200	Leased

90 Main Street Batavia, NY	Trust Company Administrative Office for Bank of Castile and Tompkins Insurance	18,000	Owned

50 N. Main Street Castile, NY	The Bank of Castile Castile/Main Office	6,662	Owned

604 W. Main Street Arcade, NY	The Bank of Castile Arcade Office	4,662	Owned

263 E. Main Street Avon, NY	The Bank of Castile Avon Office	3,303	Owned

408 E. Main Street Batavia, NY	The Bank of Castile Batavia Office	3,496	Owned

358 W. Main Street Batavia, NY	The Bank of Castile Batavia Drive-In Office	1,050	Owned

3155 State Street Caledonia, NY	The Bank of Castile Caledonia Office	4,680	Owned

3252 Chili Avenue Chili, NY	The Bank of Castile Chili Office	4,000	Owned

1 Main Street Gainesville, NY	The Bank of Castile Gainesville Office	1,448	Owned

11 South Street Geneseo, NY	The Bank of Castile Geneseo Office	9,700	Owned

724 Long Pond Road Greece, NY	The Bank of Castile Greece Office	6,500	Owned

29 Main Street LeRoy, NY	The Bank of Castile LeRoy Office	3,084	Owned

1410 S. Main Street Medina, NY	The Bank of Castile Medina Office	1,250	Owned

10233 N. Center Street Perry, NY	The Bank of Castile Perry Office	4,702	Owned

13329 N. Center Street Perry, NY	The Bank of Castile Processing Center **	11,138	Owned

2727 Genesee Street Retsof, NY	The Bank of Castile Retsof Office	2,220	Leased

2367 Route 19 North Warsaw, NY	The Bank of Castile Warsaw Office	6,950	Owned

1441 Route 22 Brewster, NY	Mahopac National Bank Brewster Office and Administration	34,000	Owned

831 Route 82 Hopewell Junction, NY	Mahopac National Bank Hopewell Office	3,670	Leased

Location	Facility Type	Square Feet	Owned/Leased*

706 Freedom Plains Rd Poughkeepsie, NY	Mahopac National Bank Lagrange Office	2,200	Leased

630 Route 6 Mahopac, NY	Mahopac National Bank Mahopac Office	2,800	Owned

293 Lexington Avenue Mt. Kisco, NY	Mahopac National Bank Mt. Kisco Office	4,400	Leased

591 Route 6N Mahopac Falls, NY	Mahopac National Bank Red Mills Office	3,000	Owned

21 Peekskill Hollow Road Putnam Valley, NY	Mahopac National Bank Putnam Valley Office	17,950	Owned

100 – D Independent Way Southeast, NY	Mahopac National Bank Southeast Office	3,100	Leased

1281 Route 9 Wappingers Falls, NY	Mahopac National Bank Wappingers Falls Office	4,700	Leased

49 Beekman Avenue Sleepy Hollow, NY	Mahopac National Bank Sleepy Hollow Office	2,300	Owned

57 Wheeler Avenue Pleasantville, NY	Mahopac National Bank Pleasantville Office	1,731	Leased

2 Church Street Ossining, NY	Mahopac National Bank Ossining Office	3,188	Leased

634 Yonkers Avenue Yonkers, NY	Mahopac National Bank Yonkers Office	1,400	Leased

775 Palisade Avenue Yonkers, NY	Mahopac National Bank Yonkers Office	1,300	Leased

One Kendal Way Sleepy Hollow, NY	Mahopac National Bank Kendal Office (limited service office)	120	Leased

13360 Broadway Alden, NY	Tompkins Insurance Alden Office ***	1,200	Owned

14 Market Street Attica, NY	Tompkins Insurance Attica Office ***	4,000	Leased

170 Franklin Street Dansville, NY	Tompkins Insurance Dansville Office ***	1,920	Owned

25 State Street Nunda, NY	Tompkins Insurance Nunda Office ***	1,350	Owned

44 East Main Street Trumansburg, NY	Tompkins Insurance Trumansburg Office ***	1,600	Leased

179 Sully’sTrail Pittsford, NY	AM&M Financial Services, Inc. Rochester Office	23,285	Leased

* Lease terminations for the Company’s leased properties range from 2009 through 2042.

** Office includes two parcels of land that are being leased through 2042 and 2090, respectively.

*** Offices for Tompkins Insurance shown above are stand-alone offices; Tompkins Insurance also shares office space with The Bank of Castile and The Trust Company.

Management believes the current facilities are suitable for their present and intended purposes. For additional information about the Company’s facilities, including rental expenses, see “Note 8 Bank Premises and Equipment” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Item 3.	Legal Proceedings

In October 2007, Visa USA (“Visa”) completed a reorganization in contemplation of its initial public offering (“IPO”), which was completed in the first quarter of 2008. As part of that reorganization, Tompkins and other member banks of Visa received shares of common stock of Visa, Inc. Those banks are also obligated under various agreements with Visa to share in losses stemming from certain litigation (“Covered Litigation”). Tompkins is not a named defendant in any of the Covered Litigation. Although Visa set aside a portion of the proceeds from its IPO in an escrow account to fund any judgments or settlements that may arise out of the Covered Litigation, guidance from the Securities and Exchange Commission (“SEC”) indicated that Visa member banks should record a liability for the fair value of the contingent obligation to Visa.

The Company is involved in legal proceedings in the normal course of business, none of which are expected to have a material adverse impact on the financial condition or results of operations of the Company.

Item 4.	Submission of Matters to a Vote by Security Holders

There were no matters submitted to a vote of the Tompkins stockholders in the fourth quarter of 2008.

Executive Officers of the Registrant

The information concerning the Company’s executive officers is provided below as of March 1, 2009. Unless otherwise stated, executive officers’ terms run until the first meeting of the board of directors after the Company’s annual meeting of shareholders, and until their successors are elected and qualified.

	Age	Title	Joined Company

Stephen S. Romaine	44	President and CEO	January 2000
James W. Fulmer	57	Vice Chairman of the Board	January 2000
Robert B. Bantle	57	Executive Vice President	March 2001
David S. Boyce	42	Executive Vice President	January 2001
Francis M. Fetsko	44	Executive Vice President and Chief Financial Officer	October 1996
Gregory J. Hartz	48	Executive Vice President	August 2002
Gerald J. Klein, Jr.	50	Executive Vice President	January 2000
Thomas J. Rogers	38	Executive Vice President	January 2006
Kathleen M. Rooney	56	Executive Vice President	April 2004

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

James W. Fulmer has served as Vice Chairman since January 1, 2007, and Director of the Company since 2000. He previously served as President of the Company since 2000. He has also served as a Director of The Bank of Castile since 1988 and as its Chairman since 1992. Effective December 18, 2002, he assumed the additional responsibilities of President and Chief Executive Officer of The Bank of Castile. Mr. Fulmer has served as a Director of Mahopac National Bank since 1999, as Chairman of Tompkins Insurance Agencies since January 1, 2001, and as Chairman of AM&M Financial Services, Inc. since January 2006. He served as the President and Chief Executive Officer of Letchworth Independent Bancshares Corporation from 1991 until its merger with the Company in 1999. Mr. Fulmer also served as the Chief Executive Officer of The Bank of Castile from 1996 through April 2000. He was elected to the Board of the Federal Home Loan Bank in 2006, effective January 2007.

Robert B. Bantle has been employed by the Company since March 2001. He currently serves as Executive Vice President of Tompkins Services, a group that provides support to the Company in the areas of Operations, Information Technology, Human Resources, Training & Development, Remote Banking, Collections, and Card Services. Prior to this assignment, he was primarily responsible for the Company’s retail banking services.

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

Thomas J. Rogers has been employed by the Company since its acquisition of AM&M Financial Services, Inc. in January 2006, and was appointed President and Chief Executive Officer of AM&M Financial Services, Inc. at that time. He was appointed Executive Vice President of the Company on January 24, 2007. He has been employed by AM&M Financial Services, Inc. since 1998.

Kathleen M. Rooney has been employed by the Company since April 2004 and served as Senior Vice President and Corporate Marketing Officer since April 2005. She was appointed Executive Vice President, Corporate Marketing Officer of the Company on April 24, 2007. Ms. Rooney is also a Senior Vice President of Mahopac National Bank with responsibility for the Bank’s Community Banking Division. Prior to joining the Company, Ms. Rooney was employed by JPMorgan Chase for over 28 years in various capacities, most recently as the Senior Vice President and Investments Executive responsible for sales, service, operation and compliance of brokerage, portfolio management and trust products for the retail bank.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividend Information

The Company’s common stock is traded under the symbol “TMP” on the NYSE-AMEX (the “Exchange”). The high and low closing sale prices, which represent actual transactions as quoted on the Exchange, of the Company’s common stock for each quarterly period in 2007 and 2008 are presented below. The per share dividends paid by the Company in each quarterly period in 2007 and 2008 are also presented below. Cash dividends on Tompkins common stock were paid on the 15th day of February, May, August and November of 2007; and the 15th day of February, May, and August and the 14th day of November of 2008.

		Market Price		Cash Dividends
		High	Low	Paid

2007	1st Quarter	$46.42	$39.11	$.30
	2nd Quarter	42.75	36.17	.30
	3rd Quarter	43.34	30.60	.32
	4th Quarter	44.21	34.49	.32

2008	1st Quarter	$50.60	$36.17	$.32
	2nd Quarter	51.15	37.20	.32
	3rd Quarter	54.50	36.48	.34
	4th Quarter	59.30	37.25	.34

As of February 24, 2009, there were approximately 2,070 holders of record of the Company’s common stock.

The Company’s ability to pay dividends is generally limited to earnings from the prior year, although retained earnings and dividends from its subsidiaries may also be used to pay dividends under certain circumstances. The Company’s primary source of funds to pay for shareholder dividends is receipt of dividends from its subsidiaries. Future dividend payments to the Company by its subsidiaries will be dependent on a number of factors, including the earnings and financial condition of each subsidiary, and are subject to the regulatory limitations discussed in “Note 18 Regulations and Supervision” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Issuer Purchases of Equity Securities

The following table includes all Company repurchases, including those made pursuant to publicly announced plans or programs during the quarter ended December 31, 2008.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (d)

October 1, 2008 through October 31, 2008	2,735	$43.51	1,500	148,500

November 1, 2008 through November 30, 2008	0	$0	0	148,500

December 1, 2008 through December 31, 2008	323	$46.22	0	148,500

Total	3,058	$43.79	1,500	148,500

On July 22, 2008, the Company’s Board of Directors approved a stock repurchase plan (the “2008 Plan”). The 2008 Plan authorizes the repurchase of up to 150,000 shares of the Company’s outstanding common stock over a two-year period. The 2008 Plan replaces a previous repurchase plan that expired in July 2008. Under the 2008 Plan, the Company repurchased 1,500 shares at an average price of $38.53 in 2008.

Included above are 1,235 shares purchased in October 2008, at an average cost of $49.55, and 323 shares purchased in December 2008, at an average cost of $46.22 by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, and were part of the director deferred compensation under that plan. Shares purchased under the rabbi trust are not part of the Board approved stock repurchase plan.

Recent Sales of Unregistered Securities

None

Equity Compensation Plan Information

Information regarding securities authorized for issuance under equity compensation plans is provided in Part III, “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Report.

Performance Graph

The following graph compares the Company’s cumulative total stockholder return since December 31, 2003, with (1) the total return index for the NASDAQ Composite and (2) the total return index for SNL Bank Index. The graph assumes $100.00 was invested on December 31, 2003, in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

In accordance with and to the extent permitted by applicable law or regulation, the information set forth below under the heading “Performance Graph” shall not be incorporated by reference into any future filing under the Securities Act of 1933, as amended (the “Securities Act”), or Exchange Act and shall not be deemed to be “soliciting material” or to be “filed” with the SEC under the Securities Act or the Exchange Act. The performance graph represents past performance and should not be considered an indication of future performance.

	Period Ending

Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Tompkins Financial Corporation	100.00	119.23	112.83	129.30	113.98	175.20
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank	100.00	112.06	113.59	132.87	103.25	58.91

Item 6.	Selected Financial Data

The following consolidated selected financial data is taken from the Company’s audited financial statements as of and for the five years ended December 31, 2008. The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto in Part II, Item 8. of this Report. All of the Company’s acquisitions during this five year period were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included in the Company’s results of operations since their respective acquisition dates.

	Year ended December 31
(in thousands except per share data)	2008	2007	2006	2005	2004

FINANCIAL STATEMENT HIGHLIGHTS
Assets	$2,867,722	$2,359,459	$2,210,837	$2,106,870	$1,970,295
Total loans	1,817,531	1,440,122	1,326,298	1,271,349	1,172,148
Deposits	2,134,007	1,720,826	1,709,420	1,683,010	1,560,873
Other borrowings	274,791	210,862	85,941	63,673	63,303
Shareholders’ equity	217,909	197,195	189,620	181,221	171,002
Interest and dividend income	140,783	132,441	121,041	106,707	94,673
Interest expense	50,393	58,412	48,184	31,686	23,327
Net interest income	90,390	74,029	72,857	75,021	71,346
Provision for loan and lease losses	5,428	1,529	1,424	2,659	2,860
Net securities gains (losses)	477	384	15	(1,526)	98
Net income	29,834	26,371	27,767	27,685	25,615
PER SHARE INFORMATION (1)
Basic earnings per share	3.09	2.72	2.82	2.81	2.60
Diluted earnings per share	3.06	2.70	2.78	2.77	2.56
Cash dividends per share	1.32	1.24	1.15	1.07	0.99
Book value per share	22.48	20.58	19.24	18.37	17.37
SELECTED RATIOS
Return on average assets	1.13%	1.16%	1.30%	1.36%	1.32%
Return on average equity	14.39%	13.99%	15.02%	15.82%	15.68%
Shareholders’ equity to average assets	7.88%	8.32%	8.86%	8.89%	8.82%
Dividend payout ratio	42.72%	45.59%	40.78%	37.94%	38.11%

OTHER SELECTED DATA (in whole numbers, unless otherwise noted)

Employees (average full-time equivalent)	686	662	658	587	578
Banking offices	45	39	37	34	34
Bank access centers (ATMs)	69	61	59	51	51
Trust and investment services assets under management, or custody (in thousands)	$2,161,484	$2,345,575	$2,183,114	$1,534,557	1,495,196

(1) Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on May 15, 2006 and a 10% stock dividend paid on February 15, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of the Company and its operating subsidiaries for the periods shown. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with other sections of this Report on Form 10-K, including Part I, “Item 1. Business”, Part II, “Item 6. Selected Financial Data”, and Part II, “Item 8. Financial Statements and Supplementary Data”.

OVERVIEW

Tompkins Financial Corporation (“Tompkins” or the “Company”), is registered as a financial holding company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Tompkins is the corporate parent of 3 community banks, Tompkins Trust Company (“Trust Company”), The Bank of Castile, and The Mahopac National Bank (“Mahopac National Bank”), which together operate 45 banking offices, including 3 limited-service offices, in local market areas throughout New York State. The Company expanded its banking offices in 2008 with the acquisition of Sleepy Hollow Bancorp, Inc., effective May 9, 2008, which added 6 banking offices, including 1 limited service office, all in Westchester County, New York.

In addition to traditional banking products and services, the Company provides a full range of money management services through Tompkins Investment Services, a division of Tompkins Trust Company, and AM&M Financial Services, Inc. (“AM&M”); and insurance products and services through Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). AM&M, a fee-based financial planning and wealth management firm headquartered in Pittsford, New York, has three operating companies: (1) AM&M Planners, Inc., which provides fee based financial planning and wealth management services for corporate executives, small business owners, and high net worth individuals; (2) Ensemble Financial Services, Inc., an independent broker-dealer and leading outsourcing company for financial planners and investment advisors; and (3) Ensemble Risk Solutions, Inc., which creates customized risk management plans using life, disability and long-term care insurance products.

Tompkins Insurance is an independent insurance agency with a history of over 100 years of service to individual and business clients throughout Western New York. Tompkins Insurance has expanded its geographic footprint into the Ithaca, New York market area with the acquisition of three insurance agencies over the past three years.

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

Critical Accounting Policies

In the course of normal business activity, management must select and apply many accounting policies and methodologies and make estimates and assumptions that lead to the financial results presented in the consolidated financial statements and accompanying notes of the Company. There are uncertainties inherent in making these estimates and assumptions, which could materially affect our results of operations and financial position. Management considers the accounting policy relating to the allowance for loan and lease losses (“allowance”) to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Company’s results of operations.

The Company has developed a methodology to measure the amount of estimated loan loss exposure inherent in the loan portfolio to assure that an adequate allowance is maintained. The Company’s methodology is based upon guidance provided in SEC Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues and includes an estimate of exposure for the following: specifically reviewed and graded loans, historical loss experience by product type, past due and nonperforming loans, and other internal and external factors such as local and regional economic conditions, growth trends, and credit policy and underwriting standards. The methodology includes a review of loans considered impaired in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, as well as other commercial loans and commercial mortgage loans that are evaluated using an internal rating system. An estimated exposure amount is assigned to these internally reviewed credits based upon a review of the borrower’s financial condition, payment history, collateral adequacy, and business conditions. For commercial loans and commercial mortgage loans not specifically reviewed, and for more homogenous loan portfolios such as residential mortgage loans and consumer loans, estimated exposure amounts are assigned based upon historical loss experience as well as past due status. Lastly, additional reserves are maintained based upon management’s judgment and assessment of other quantitative and qualitative factors such as regional and local economic conditions and portfolio growth trends.

Since the methodology is based upon historical experience, market trends, and management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, changes in interest rates, concentration of risk, and declines in local property values. While management considers the allowance to be adequate as of December 31, 2008, under adversely different conditions or assumptions, the Company would need to increase the allowance.

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

Another critical accounting policy is the policy for reviewing available-for-sale securities and held-to-maturity securities to determine if declines in fair value below amortized cost are other than temporary as required by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. In estimating other-than-temporary impairment losses, management considers, among other factors, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2008, management’s review did not identify any impairment considered to be other than temporary.

All accounting policies are important and the reader of the financial statements should review these policies, described in “Note 1 Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Form 10-K, to gain a better understanding of how the Company’s financial performance is reported.

RESULTS OF OPERATIONS
(Comparison of December 31, 2008 and 2007 results)

General

The Company reported diluted earnings per share of $3.06 in 2008, an increase of 13.3% over diluted earnings per share of $2.70 in 2007. Net income for the year ended December 31, 2008, was $29.8 million, up 13.1% compared to $26.4 million in 2007. Improvement in 2008 results over prior year was largely due to improved net interest margin and growth in earning assets. Both 2008 and 2007 net income included certain nonrecurring items. Net income for 2008 included after-tax income of $983,000 ($1.6 million pre-tax) related to the Visa IPO. This item added $0.10 to 2008 diluted earnings per share. Net income for 2007 included an after-tax charge of $517,000 for the Company’s estimated contingent obligation related to VISA USA litigation indemnification and an after-tax charge of $712,000 for reorganization and associated consulting charges related to certain profit improvement initiatives. These two items reduced diluted earnings per share by $0.12 in 2007.

In addition to earnings per share, key performance measurements for the Company include return on average shareholders’ equity (ROE) and return on average assets (ROA). ROE was 14.39% in 2008, compared to 13.99% in 2007, while ROA was 1.13% in 2008, compared to 1.16% in 2007. Tompkins’ ROA and ROE continue to compare favorably to peer ratios for bank holding companies with assets between $1.0 billion and $3.0 billion, which ratios are widely available from the Federal Reserve Board. As of December 31, 2008, the Company ranked in the 85th percentile for ROA and the 92nd percentile for ROE of its peer group.

Total revenues, consisting of net interest income and noninterest income, were $136.4 million in 2008, up $18.3 million or 15.5% over 2007. Revenues in 2008 included $1.6 million of income related to the Visa IPO. Total revenues in 2008 benefited from solid growth in net interest income, resulting from lower funding costs and growth in average earning assets. Market interest rates were significantly lower in 2008 than in 2007, affecting both asset yields and funding costs. However, deposit pricing strategies resulted in funding costs decreasing at a faster rate than asset yields. The downward trend in the equities market and overall economy in 2008 had an adverse affect on fee-based businesses, including investment services income. Noninterest income in 2008 benefited from the successful implementation of certain profit improvement initiatives (implemented in 2007), the $1.6 million pre-tax gain related to the Visa IPO, the acquisitions of Sleepy Hollow Bancorp, Inc. (“Sleepy Hollow”) and a small insurance agency, and gains on sales of available-for-sale securities.

Total assets were up 21.5% to $2.9 billion at December 31, 2008. Asset growth over the past twelve months included a $377.4 million increase in total loans and leases and a $107.9 million increase in the securities portfolio. The acquisition of Sleepy Hollow, with $269.2 million in total assets at the time of acquisition on May 9, 2008, contributed to the asset growth. Nonperforming assets increased to 0.56% of total assets, up from 0.40% at year-end 2007, driven in part by weak economic conditions.

Recent Market Developments

The financial services industry is facing unprecedented challenges in the face of the current national and global economic crisis. The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Tompkins operates in markets that have been impacted to a lesser extent than many areas around the country.

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

On October 14, 2008, the U.S. Treasury announced that it will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), the U.S. Treasury will make $250 billion of capital available (from the $700 billion authorized by the EESA) to U.S. financial institutions through the purchase of preferred stock. In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. On November 14, 2008, the Company announced that it had decided not to apply to access funds through the TARP Capital Purchase Program.

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program. Under this program, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before June 30, 2009, and (ii) provide full FDIC deposit insurance coverage for noninterest-bearing transaction deposit accounts, NOW accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating institutions through December 31, 2009. On November 20, 2008, Tompkins announced that it had chosen to participate in the FDIC program to extend unlimited deposit insurance coverage for non-interest bearing checking account balances through the end of 2009. For this additional insurance coverage, Tompkins pays a fee of 10 basis points per quarter on amounts in covered accounts exceeding $250,000.

Segment Reporting

The Company has identified two business segments, banking and financial services. Financial services activities consist of the results of the Company’s trust, financial planning and wealth management, broker-dealer services, and risk management operations. All other activities are considered banking.

The Banking segment reported net income of $26.0 million in 2008, up $4.4 million or 20.6% from net income of $21.5 million in 2007, driven by strong growth in net interest income. Both 2008 and 2007 had nonrecurring items, which affect the year-over-year comparison of net income. Net income in 2008 included after-tax income of $983,000 related to the Visa IPO. Net income in 2007 included an after-tax charge of $712,000 ($1.2 million pre-tax) in reorganization and associated consulting charges related to certain profit improvement initiatives and an after-tax charge of $517,000 ($862,000 pre-tax) related to certain contingent liability associated with the Company’s membership in Visa USA. Net interest income in 2008 was $90.2 million, up $16.4 million or 22.3% over 2007, driven by lower funding costs and growth in average earning assets.

The provision for loan and lease losses in 2008 was $5.4 million, compared to $1.5 million in 2007. The increase reflects growth in total loans and leases, an increase in net charge-offs and nonperforming loans, and the impacts of a slowing economy.

Noninterest income of $20.9 million in 2008 was up 9.2% over 2007, mainly a result of the $1.6 million of proceeds from the Visa IPO. Service charges on deposit accounts totaled $10.2 million, a decrease of 2.0% from 2007.

Noninterest expenses totaled $67.7 million in 2008, an increase of $7.3 million or 12.1% over the same period in 2007. The increase over prior year is mainly in salaries and benefit expenses and occupancy expenses, both of which were directly impacted by the Sleepy Hollow acquisition with the addition of five staffed branches.

The Financial Services segment had net income of $3.9 million in 2008, a decrease of $977,000 or 20.2% from net income of $4.8 million in 2007. Noninterest income derived from the Financial Services segment was $25.8 million in 2008, an increase of $365,000 or 1.4% over the same period in 2007. The downward trend in the equities market and overall economy in 2008 had an adverse affect on fee-based businesses, including investment services income. Noninterest expenses of $20.0 million in 2008 were up $1.8 million or 10.1% over the same period prior year. The increase was mainly in salaries and benefits, reflecting annual merit increases, stock-based and other incentive compensation accruals, and other operating expenses.

Net Interest Income

Table 1 – Average Statements of Condition and Net Interest Analysis shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Taxable-equivalent net interest income for 2008 was $93.2 million, an increase of $16.7 million, or 21.9%, compared to the same period in 2007. The favorable year-over-year comparison primarily resulted from an increase in the average volume of interest-earning assets, and an increase in net interest margin compared to the same period in the prior year. For 2008, average earning assets were up $336.9 million or 16.0%, over the same period in 2007. Contributing to the growth was the acquisition of Sleepy Hollow in May 2008. See “Note 2 Mergers and Acquisitions” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report. The taxable-equivalent net interest margin for 2008 of 3.81% was up from 3.63% in 2007. The net interest margin benefited from the decrease in short-term market interest rates during the latter part of 2007 and throughout 2008. The lower short-term market rates led to a 53 basis point decrease in the yield on average earning assets to 5.88% for 2008 compared to 6.41% for 2007; however, the decrease in yield on average earning assets was more than offset by lower funding costs. The average cost of funds for 2008 was down 91 basis points to 2.55%, compared to 3.46% for 2007.

Taxable-equivalent interest income was up 6.4% in 2008 over 2007. The growth in taxable-equivalent interest income was primarily a result of higher average loan and investment balances as average yields were lower year-over-year. Average loan balances were up $250.3 million or 18.4% in 2008 over 2007, while the average yield on loans decreased 77 basis points to 6.39%. Loan growth in 2008 included a $110.6 million increase in average commercial real estate loans, $84.5 million increase in average residential real estate loans and a $47.2 million increase in average commercial loans. The decrease in yields on average loans in 2008 compared to 2007 is mainly a result of the prime interest rate reduction of 400 basis points in 2008. Average securities balances were up $84.1 million in 2008 over 2007, while average yields were down 12 basis points.

Interest expense for 2008 was down 13.7% compared to 2007, reflecting lower average rates paid on deposits and borrowings, partially offset by growth in average balances. The average rate paid on interest bearing deposits during 2008 of 2.18% was 110 basis points lower than the average rate paid in 2007. The decrease in the average cost of interest bearing deposits reflects a decrease in the interest rates offered on deposit products due to decreases in average market rates combined with an increase in the relative proportion of lower cost savings and money market deposits. Average interest-bearing deposit balances increased by $194.8 million or 14.1% in 2008 compared to 2007. The majority of the increase was in average interest checking, savings and money market deposit balances, which were up 25.3% to $906.4 million. Average time deposits of $100,000 or more balances were down 7.2% to $282.5 million. Average noninterest bearing deposit balances of $407.3 million were up 14.3% in 2008 over the same period in 2007. Contributing to the growth in average deposit balances was the acquisition of Sleepy Hollow in May 2008. See “Note 2 Mergers and Acquisitions” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report. Average other borrowings were up $91.3 million or 90.6% over prior year, while the average yield was down 40 basis points.

Table 1 - Average Statements of Condition and Net Interest Analysis

	2008			December 31, 2007			2006

(dollar amounts in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate

ASSETS
Interest-earning assets:
Certificates of deposit, other banks	$6,239	$133	2.13%	$4,820	$217	4.50%	$2,486	$86	3.46%
Securities (1)
U.S. Government securities	615,234	29,130	4.73	535,700	25,619	4.78	570,585	25,381	4.45
Trading securities	43,331	1,923	4.44	59,213	2,762	4.66	0	0	0.00
State and municipal (2)	110,551	6,648	6.01	103,213	6,270	6.07	121,305	7,134	5.88
Other securities (2)	49,174	2,497	5.08	36,098	2,246	6.22	23,001	1,290	5.61

Total securities	818,290	40,198	4.91	734,224	36,897	5.03	714,891	33,805	4.73
Federal funds sold	5,258	115	2.19	4,120	217	5.27	231	15	6.49
Loans, net of unearned income (3)
Residential real estate	575,356	34,057	5.92	490,839	31,359	6.39	463,825	28,745	6.20
Commercial real estate	535,366	33,711	6.30	424,748	31,418	7.40	392,636	28,112	7.16
Commercial loans (2)	402,263	28,383	7.06	355,084	28,272	7.96	308,207	25,086	8.14
Consumer and other	85,350	6,118	7.17	81,865	5,862	7.16	92,959	7,289	7.84
Lease financing (2)	14,381	841	5.85	9,881	627	6.35	12,023	709	5.90

Total loans, net of unearned income	1,612,716	103,110	6.39	1,362,417	97,538	7.16	1,269,650	89,941	7.08

Total interest-earning assets	2,442,503	143,556	5.88	2,105,581	134,869	6.41	1,987,258	123,847	6.23

Noninterest-earning assets	190,517			160,643			151,934
Total assets	$2,633,020			$2,266,224			$2,139,192

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Interest-bearing deposits
Interest checking, savings, and money market	$906,404	$12,983	1.43%	$723,297	$14,361	1.99%	$702,826	$11,247	1.60%
Time Deposits > $100,000	282,547	9,039	3.20	304,614	14,750	4.84	296,714	13,350	4.50
Time Deposits < $100,000	384,903	12,273	3.19	343,969	15,651	4.55	318,648	12,486	3.92
Brokered Time Deposits:
< $100,000	7,580	233	3.07	14,729	723	4.91	31,566	1,482	4.69

Total interest-bearing deposits	1,581,434	34,528	2.18	1,386,609	45,485	3.28	1,349,754	38,565	2.86
Federal funds purchased and securities sold under agreements to repurchase	203,385	7,496	3.69	199,126	8,125	4.08	159,147	5,905	3.71
Other borrowings	192,144	8,369	4.36	100,824	4,802	4.76	79,310	3,714	4.68

Total interest-bearing liabilities	1,976,963	50,393	2.55	1,686,559	58,412	3.46	1,588,211	48,184	3.03

Noninterest-bearing deposits	407,336			356,457			338,448
Accrued expenses and other liabilities	37,936			33,246			26,181

Total liabilities	2,422,235			2,076,262			1,952,840
Minority Interest	3,403			1,480			1,480
Shareholders’ equity	207,382			188,482			184,872

Total liabilities and shareholders’ equity	$2,633,020			$2,266,224			$2,139,192

Interest rate spread			3.33%			2.95%			3.20%

Net interest income/margin on earning assets		$93,163	3.81%		$76,457	3.63%		$75,663	3.81%

(1) Average balances and yields on available-for-sale securities are based on amortized cost.

(2) Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax-exempt interest income to a taxable equivalent basis. The tax equivalent adjustments for 2008, 2007, and 2006 were as follows: $2,773,000, $2,428,000, and $2,806,000, respectively.

(3) Nonaccrual loans are included in the average loan totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in “Note 1 Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Table 2 - Analysis of Changes in Net Interest Income

(in thousands)(taxable equivalent)	2008 vs. 2007			2007 vs. 2006

	Increase (Decrease) Due to Change in Average			Increase (Decrease) Due to Change in Average

	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total

INTEREST INCOME:
Certificates of deposit, other banks	$52	$(136)	$(84)	$99	$32	$131
Federal funds sold	49	(151)	(102)	205	(3)	202
Investments:
Taxable	3,675	(752)	2,923	1,727	2,228	3,955
Tax-exempt	415	(37)	378	(1,061)	198	(863)
Loans, net:
Taxable	16,235	(10,849)	5,386	6,688	988	7,676
Tax-exempt	365	(179)	186	(43)	(36)	(79)

Total interest income	$20,791	$(12,104)	$8,687	$7,615	$3,407	$11,022

INTEREST EXPENSE:
Interest-bearing deposits:
Interest checking, savings, and money market	3,153	(4,531)	(1,378)	336	2,778	3,114
Time	541	(10,120)	(9,579)	706	3,100	3,806
Federal funds purchased and securities sold under agreements to repurchase	171	(800)	(629)	1,589	631	2,220
Other borrowings	4,010	(443)	3,567	1,024	64	1,088

Total interest expense	$7,875	$(15,894)	$(8,019)	$3,655	$6,573	$10,228

Net interest income	$12,916	$3,790	$16,706	$3,960	$(3,166)	$794

Notes: See notes to Table 1 above.

Changes in net interest income occur from a combination of changes in the volume of interest-earning assets and interest-bearing liabilities, and in the rate of interest earned or paid on them. The above table illustrates changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of the change. The $16.7 million increase in taxable-equivalent net interest income from 2007 to 2008 resulted from an $8.7 million increase in interest income and an $8.0 million decrease in interest expense. An increased volume of interest earning assets, in excess of interest bearing liabilities contributed to a net $12.9 million increase in taxable-equivalent net interest income between 2007 and 2008, while changes in interest rates increased taxable-equivalent net interest income by $3.8 million, resulting in the net increase of $16.7 million from 2007.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents management’s estimate of the expense necessary to maintain the allowance for loan and lease losses at an adequate level. The provision for loan and lease losses was $5.4 million in 2008, compared to $1.5 million in 2007. The increase in 2008 over prior year was due to increases in nonperforming loans and leases and net charge-offs, as well as concerns over deteriorating economic conditions and uncertain real estate markets. Nonperforming loans and leases were $16.0 million or 0.88% of total loans and leases at December 31, 2008, compared with $9.3 million or 0.65% of total loans and leases at December 31, 2007. Net charge-offs of $2.8 million in 2008 represented 0.18% of average loans and leases during the period, compared to net charge-offs of $1.3 million in 2007, representing 0.09% of average loans and leases. See the section captioned “The Allowance for Loan and Lease Losses” included within “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition” of this Report for further analysis of the Company’s allowance for loan and lease losses.

Noninterest Income

Noninterest income is a significant source of income for the Company, representing 33.7% of total revenues in 2008, and 37.3% in 2007, and is an important factor in the Company’s results of operations. The decrease in noninterest income as a percentage of revenues in 2008 compared to 2007 was due to the $16.4 million or 22.1% growth in net interest income outpacing the $2.0 million or 4.5% growth in noninterest income.

Investment services income was $14.2 million in 2008, a decrease of 1.8% from $14.4 million in 2007. Investment services income reflects income from Tompkins Investment Services (“TIS”), a division within the Trust Company, and AM&M. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. TIS generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing investments in employee benefits plans. TIS also oversees retail brokerage activities in the Company’s banking offices. AM&M provides financial planning services, wealth management services, and brokerage services to independent financial planners and investment advisors. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. Equities markets were down significantly in 2008 compared to 2007, which contributed to the decrease in the market value of assets managed by, or in custody of Tompkins. The market value of assets managed by, or in custody of, Tompkins was $2.2 billion at December 31, 2008, down 7.9% from $2.3 billion at December 31, 2007. These figures include $541.1 million and $484.5 million, respectively, of Company-owned securities where TIS is custodian. The Company was successful with business development initiatives and customer retention despite the challenging equities markets in 2008 and the recent turmoil in the financial markets.

Insurance commissions and fees were $11.6 million in 2008, an increase of $561,000 or 5.1% over 2007. The growth was at Tompkins Insurance and AM&M. The increase in insurance commissions and fees was mainly in health and benefit related insurance products. This product line was started late in the fourth quarter of 2007. Revenues for personal and commercial lines were slightly ahead of prior year. Tompkins Insurance and AM&M continue to increase their penetration rate for customers of the Company’s banking subsidiaries. Commissions and fees in 2008 also benefited from the acquisition of a firm that specializes in insurance solutions for investment professionals during 2008.

Service charges on deposit accounts were $10.2 million in 2008, down 2.0% compared to $10.4 million in 2007. The largest component of this category is overdraft fees, which is largely driven by customer activity. Customer activity has been changing over the past several years, with electronic transactions such as debit cards and Internet banking reducing the volume of checks. The Company reviewed and revised the way that it processes these transactions during the second quarter of 2007 to process electronic transactions substantially the same as paper transactions, which had a favorable impact on overdraft income in 2007.

Card services income of $3.3 million in 2008 was down $115,000 or 3.3% from 2007. The primary component of card services income is fees related to debit card transactions and ATM fees. ATM fee income increased by 17.0% compared to 2007, mainly due to higher volume and increased foreign transaction fees. Debit card income was down compared to the prior year. The Company introduced a new rewards program in the second quarter of 2008, and the Company’s liability under the new rewards program has offset debit card income.

Net mark-to-market losses on securities and borrowings held at fair value totaled $1.2 million in 2008 compared to net mark-to-market losses of $736,000 in 2007. Mark-to-market losses or gains relate to the change in the fair value of securities and borrowings where the Company has elected the fair value option.

Noninterest income includes $1.4 million of increases, net of the related mortality expense, in cash surrender value of corporate owned life insurance (COLI), which is up $326,000 or 29.1% compared with 2007. The COLI relates to life insurance policies covering certain senior officers of the Company and its subsidiaries. The Company’s average investment in COLI was $32.8 million during 2008, compared to $26.5 million during 2007. The Company purchased $3.0 million of additional insurance in the fourth quarter of 2007 and acquired $3.5 million in the acquisition of Sleepy Hollow. Although income associated with the insurance policies is not included in interest income, the COLI produced an annualized tax-equivalent return of 7.35% for 2008, compared to 7.06% for 2007.

The $1.6 million gain on Visa stock redemption relates to the proceeds received from the Company’s allocation of the Visa, Inc. initial public offering (the “Visa IPO”), and consists of a $1.2 million gain on the partial redemption of Visa stock and a $0.4 million partial reversal of a fourth quarter 2007 accrual for indemnification charges. Visa withheld a portion of the shares allocated to its member banks to create an escrow account to cover the costs and liabilities associated with certain litigation for which its member banks are obligated to indemnify Visa. Visa’s funding of this escrow account allowed member banks to reverse litigation related accruals made in the fourth quarter of 2007, up to each bank’s proportionate membership interest in the $3.0 billion used to fund the escrow account.

Other income increased by $452,000 in 2008 over 2007. Other income includes income from equity investments, including the Company’s investment in a Small Business Investment Company, Cephas Capital Partners, L.P. (“Cephas”). Because the Company’s percentage ownership in Cephas exceeds 20%, the equity method of accounting is utilized, such that the Company’s percentage of Cephas’ income is recognized as income on its investment; and likewise, any loss by Cephas is recognized as a loss on the company’s investment. For 2008, the Company recognized income from this investment of $546,000, compared with income of $331,000 in 2007. The Company believes that as of December 31, 2008, there is no impairment with respect to this investment.

Management may periodically sell available-for-sale securities for liquidity purposes, to improve yields, or to adjust the risk profile of the portfolio. Net gains on sales of available-for-sale securities of $477,000 in 2008 reflect sales of available-for-sale securities, for which prices were favorably impacted by the Federal Reserve actions to reduce interest rates in 2008. The net gains on sales of available-for-sale securities of $384,000 in 2007 were primarily on the sale of the Company’s Mastercard stock that it received as a member bank at the time of Mastercard’s initial public offering.

Noninterest Expense

Noninterest expenses for 2008 were $87.1 million, an increase of 11.5% over noninterest expenses of $78.1 million for 2007. The increase in 2008 over 2007 was primarily in compensation and benefits related expenses, and regulatory agency expense. The acquisition of Sleepy Hollow impacted several noninterest expense categories discussed below.

Personnel-related expense increased by $5.2 million or 11.6% in 2008 over 2007. The acquisition of Sleepy Hollow included the addition of six banking offices, including one limited service office, and 30 full time equivalent employees (FTEs). Year-to-date December 31, 2008 average FTEs of 686 were up from 662 at December 31, 2007. Salaries and wages associated with the increased number of average FTEs, annual salary adjustments and higher incentive compensation accruals, recognizing the Company’s improved performance, contributed to the increase over 2007. Personnel-related expense for 2007 included pre-tax severance charges of $740,000 related to reorganization and profit improvement initiatives implemented in 2007.

Expenses related to bank premises and furniture and fixtures increased by $1.1 million or 11.3% for the twelve months ended December 31, 2008 over the same period in 2007. Additions to the Company’s branch network, as well as higher real estate taxes and utility costs contributed to the increased expenses for premises and furniture and fixtures year-over-year. The acquisition of Sleepy Hollow in May of 2008 added six banking offices to the Company’s branch network.

Marketing expenses of $2.7 million in 2008 were up 18.3% over 2007. The primary reason for the period over period increase was the expenses for ad campaigns and mailings related to the addition of six new branches in the acquisition of Sleepy Hollow.

Software license and maintenance fee expense increased by $432,000 or 20.9% in 2008 over 2007. The increase in 2008 was mainly due to increased licensing fees related to the core operating system and the implementation of new software applications, including software to increase efficiencies in loan underwriting.

Professional fees for 2008 were down by $247,000 or 7.6% compared to 2007. Professional fees in 2007 included consulting fees of $827,000, related to the implementation of certain profit improvement initiatives in 2007.

Cardholder expenses were up $251,000 or 25.8% for 2008 over 2007, mainly due to the conversion of a new debit and ATM operating system. The new system was implemented in April 2008.

Other operating expenses increased by $1.5 million or 11.2% for 2008 over 2007. Contributing to the increase in other operating expenses were the following: fair value adjustments related to nonmarketable equity investments (up $545,000), regulatory expense (up $746,000), merger related expenses (up $274,000), printing and supplies (up $237,000); and telephone (up $129,000). The increase in regulatory expense was primarily due to an increase in FDIC insurance expense. A one-time assessment credit that completely offset 2007 FDIC insurance assessments was mostly used for assessments through June 30, 2008, and thus only partially offset 2008 FDIC insurance assessments.

The Company’s efficiency ratio, defined as operating expense excluding amortization of intangible assets, divided by tax-equivalent net interest income plus noninterest income before securities gains and losses (increase in the cash surrender value of COLI is shown on a tax equivalent basis), improved to 61.7% in 2008, compared to 64.1% in 2007. Tax equivalency was based upon a 40% tax rate. Excluding the tax equivalent adjustments for tax-exempt securities and tax-exempt loans and leases, the efficiency ratio would be 63.0% in 2008 and 65.4% in 2007.

Minority Interest in Consolidated Subsidiaries

Minority interest expense represents the portion of net income in consolidated majority-owned subsidiaries that is attributable to the minority owners of a subsidiary. The Company had minority interest expense of $297,000 in 2008, up $166,000 compared to prior year. The minority interests are mainly in three real estate investment trusts, which are substantially owned by the Company’s banking subsidiaries. In addition, the Company acquired noncumulative redeemable preferred stock of $4.5 million in connection with the acquisition of Sleepy Hollow. This preferred stock was accounted for as a minority interest on the consolidated financial statements. On October 15, 2008, the Company redeemed all of the floating rate (three-month LIBOR plus a margin of 3.80%) noncumulative redeemable preferred stock of its wholly-owned subsidiary, Sleepy Hollow Bancorp, Inc., for a total price of $4.5 million.

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes. The 2008 provision was $13.8 million, compared to $12.0 million in 2007. The effective tax rate for the Company was 31.6% in 2008 compared to 31.3% in 2007.

RESULTS OF OPERATIONS
(Comparison of December 31, 2007 and 2006 results)

General

The Company reported diluted earnings per share of $2.70 in 2007, compared with $2.78 in 2006. Net income for the year ended December 31, 2007, was $26.4 million compared to $27.8 million in 2006. Both 2007 and 2006 net income included certain nonrecurring items. Net income for 2007 included an after-tax charge of $517,000 for the Company’s estimated contingent obligation related to VISA USA litigation indemnification and an after-tax charge of $712,000 for reorganization and associated consulting charges related to certain profit improvement initiatives. These two items reduced diluted earnings per share by $0.12. Net income for 2006 included an after-tax gain of $1.5 million on the sale of the Company’s credit card portfolio and $685,000 of life insurance proceeds. These two items added $0.22 to 2006 diluted earnings per share. Earnings per share benefited from the repurchase of common shares made under the Company’s previously announced share repurchase plan. The Company repurchased 332,347 shares at an average price of $38.86 in 2007.

Return on average shareholders’ equity (ROE) was 13.99% in 2007, compared to 15.02% in 2006, while return on average assets (ROA) was 1.16% in 2007, compared to 1.30% in 2006. The decrease in ROA and ROE in 2007 reflects the decrease in net income coupled with growth in average assets and average shareholders’ equity.

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

The Banking segment reported net income of $21.5 million in 2007, down $1.9 million or 7.9% from net income of $23.4 million in 2006. Both 2007 and 2006 had nonrecurring items, which affect the year-over-year comparison of net income. Net income in 2007 included a pre-tax charge of $1.2 million ($712,000 after-tax) in reorganization and associated consulting charges related to certain profit improvement initiatives and a pre-tax charge of $862,000 ($517,000 after-tax) related to certain contingent liability associated with the Company’s membership in VISA USA. Net income in 2006 included pre-tax gains of $2.6 million ($1.5 million after-tax) on the sale of the credit card portfolio and $685,000 of life insurance proceeds. Net interest income was $73.7 million, up $1.2 million or 1.6% over 2006, driven by growth in average earning assets. Noninterest income of $19.1 million in 2007 was down $529,000 or 2.7% from the same period in 2006, mainly a result of the $3.3 million of nonrecurring income in 2006. Growth in service charges on deposit accounts and card services income partially offset the nonrecurring items. Noninterest expenses totaled $60.4 million in 2007, an increase of $3.6 million or 6.3% over the same period in 2006. Two nonrecurring expenses had a significant impact on 2007 expenses. These include $1.2 million in pre-tax reorganization and associated consulting charge related to certain profit improvement initiatives and an $862,000 pre-tax charge to other operating expense related to certain contingent litigation liabilities associated with the Company’s membership in VISA USA.

The Financial Services segment had net income of $4.8 million in 2007, an increase of $456,000 or 10.4% over net income of $4.4 million in 2006. Noninterest income derived from the Financial Services segment was $25.4 million in 2007, an increase of $3.8 million or 17.4% over the same period in 2006. Noninterest expenses of $18.2 million in 2007 were $2.8 million or 18.5% over the same period prior year. Tompkins Insurance’s acquisition of four insurance agencies in 2006 contributed to the growth in noninterest income and noninterest expenses. Investment services income was up over prior year, reflecting growth in trust fees, financial planning and wealth management fees, and brokerage income. Growth in assets under management and favorable market conditions contributed to the growth in these areas.

Net Interest Income

Table 1 – Average Statements of Condition and Net Interest Analysis shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Taxable-equivalent net interest income increased by $794,000, or 1.0% compared to the same period in 2006. The Company’s taxable-equivalent net interest income benefited from growth in average earnings assets for the twelve months ended December 31, 2007, over the same period in 2006; however, offsetting this benefit has been a narrower net interest margin as increases in funding costs have outpaced improvements in asset yields. The taxable-equivalent net interest margin for 2007 of 3.63% is down from the 3.81% for 2006. The interest rate environment has been challenging over the past few years, as the flat or inverted yield curve has resulted in narrowing spreads between loan and securities yields and the various funding sources used to support these activities.

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

Noninterest Income

Noninterest income is a significant source of income for the Company, representing 37.3% of total revenues in 2007 and 36.1% in 2006, and is an important factor in the Company’s results of operations. Total noninterest income was $44.0 million in 2007, an increase of 7.1% over 2006. Noninterest income in 2006 included some nonrecurring items. In the fourth quarter of 2006 the Company sold its credit card portfolio of nearly $9.4 million, resulting in a net pre-tax gain of approximately $2.6 million. Through an ongoing relationship with the purchaser, the Company is able to offer an expanded suite of credit card products to its customers. Noninterest income in 2006 also included $685,000 in life insurance proceeds.

Investment services income was $14.4 million in 2007, an increase of 18.2% over $12.2 million in 2006. Increases in assets under management, financial planning and wealth management activities, and brokerage related services contributed to the year-over-year growth in investment services income. The market value of assets managed by, or in custody of, the Company was $2.3 billion at

December 31, 2007, up 7.4% from $2.2 billion at December 31, 2006. These figures include $484.5 million and $480.1 million, respectively, of Company-owned securities where TIS is custodian. Investment services income includes commissions and fees for trust services, financial planning, wealth management services, and brokerage related services. TIS generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing investments in employee benefit plans. TIS also oversees retail brokerage activities in the Company’s banking offices. AM&M provides financial planning services, wealth management services, and brokerage services to independent financial planners and investment advisors. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income.

Insurance commissions and fees were $11.0 million in 2007, an increase of $1.6 million or 17.0% over 2006. The growth reflected increases in both personal lines and commercial property and casualty lines. Tompkins Insurance acquired four insurance agencies during 2006 (March, April, July, and December). These acquisitions added approximately $1.5 million to the increase in commission and fees in 2007. Additionally, Tompkins Insurance continues to increase its penetration rate for customers of the Company’s banking subsidiaries. Efforts in this area include locating Tompkins Insurance representatives in offices of The Bank of Castile and The Trust Company.

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

Mark-to-market gains on trading securities were $612,000 in 2007. There was no trading activity in 2006. Trading gains reflect the change in the fair value of securities designated as trading that were positively affected by lower interest rates during the latter part of the year. The Company designated approximately $62.0 million of securities as trading in the first quarter of 2007 with the adoption of SFAS 159, effective January 1, 2007. In April 2007, the Company sold the $62.0 million of trading securities and subsequently reinvested the majority of the proceeds in other securities designated as trading securities. In addition, the Company had mark-to-market losses of $1.3 million in 2007, reflecting the change in fair value on the $25.0 million of FHLB borrowings for which the Company elected the fair value option in the second quarter of 2007. Net gains on loan sales decreased $2.6 million from 2006 to 2007.

Net gains from loan sales of $2.7 million in 2006 include the net pre-tax gain of $2.6 million on the sale of the credit card portfolio in the fourth quarter of 2006.

Noninterest income includes $1.1 million of increases, net of the related mortality expense, in cash surrender value of corporate owned life insurance (COLI), which is in line with 2006. The COLI relates to life insurance policies covering certain senior officers of the Company and its subsidiaries. The Company’s average investment in COLI was $26.5 million during 2007, compared to $26.4 million during 2006. Although income associated with the insurance policies is not included in interest income, the COLI produced an annualized tax-equivalent return of 7.06% for 2007, compared to 7.02% for 2006. In 2006, the Company recognized $685,000 in proceeds from death benefits on corporate owned life insurance.

The net gain on sale of available-for-sale securities of $384,000 for 2007 was primarily on the sale of the Company’s Mastercard stock that it received as a member bank at the time of Mastercard’s initial public offering.

The $267,000 or 19.1% decrease in other income in 2007 from 2006 was mainly a result of lower income related to the Company’s investment in a Small Business Investment Company, Cephas Capital Partners, L.P. (“Cephas”). The Company’s investment totaled $3.4 million at December 31, 2007 compared to $3.6 million at December 31, 2006. Because the Company’s percentage ownership in Cephas exceeds 20%, the equity method of accounting is utilized, such that the Company’s percentage of Cephas’ income is recognized as income on its investment; and likewise, any loss by Cephas is recognized as a loss on the Company’s investment. For 2007, the Company recognized income from this investment of $331,000, compared with income of $600,000 in 2006. The Company believes that as of December 31, 2007, there was no impairment with respect to this investment.

Noninterest Expense

Noninterest expenses for the year ended December 31, 2007, were $78.1 million, an increase of 8.5% over noninterest expenses of $71.9 million for the year ended December 31, 2006. The increase in 2007 over 2006 was primarily in compensation and benefits related expenses, premises and fixed asset expenses, and professional fees. Two nonrecurring items had a significant impact on 2007 noninterest expenses. These include $1.2 million in pre-tax reorganization and associated consulting charges related to certain profit improvement initiatives and an $862,000 pre-tax charge to other operating expense related to certain contingent litigation liabilities associated with the Company’s membership in VISA USA. Changes in the components of noninterest expense are discussed below.

Personnel-related expense increased by $3.1 million or 7.5% in 2007 over 2006. Contributing to the increase are the previously mentioned charges related to the reorganization and profit improvement initiatives. In the third quarter of 2007, the Company recognized $740,000 pre-tax of severance charges related to these initiatives. Actual full time equivalent employees (FTEs) totaled 653 at December 31, 2007 compared to 677 at December 31, 2006. Year-to-date December 31, 2007 average FTE of 662 were up from 658 at December 31, 2006. Since the reorganization happened later in the year, average FTEs for 2007 were up slightly over 2006. Staffing requirements at the Company’s newer offices and insurance agency acquisitions also contributed to the increase in average FTEs. Salaries and wages associated with the increased number of average FTEs, annual salary adjustments, and higher employee benefit related expenses all contributed to the increases over 2006.

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

Cardholder expenses were down $245,000 or 20.1% for the year ended December 31, 2007 from the same period prior year, driven by the fourth quarter 2006 sale of the Company’s credit card portfolio.

Other operating expenses increased by $970,000 or 7.6% for the twelve months ended December 31, 2007 from the same period in 2006. The Company accrued $862,000 in connection with the Company’s obligation related to the Visa USA Covered Litigation.

The Company’s efficiency ratio, defined as operating expense excluding amortization of intangible assets, divided by tax-equivalent net interest income plus noninterest income before securities gains and losses (increase in the cash surrender value of COLI is shown on a tax equivalent basis), was 64.1% in 2007, compared to 60.7% in 2006. This ratio is negatively impacted by growth in fee income businesses such as insurance and investment services. Tax equivalency was based upon a 40% tax rate. Excluding the tax equivalent adjustments for tax-exempt securities and tax-exempt loans and leases, the efficiency ratio would be 65.4% in 2007 and 62.5% in 2006.

Minority Interest in Consolidated Subsidiaries

Minority interest expense represents the portion of net income in consolidated majority-owned subsidiaries that is attributable to the minority owners of a subsidiary. The Company had minority interest expense of $131,000 in 2007 and 2006, related to minority interests in three real estate investment trusts, which are substantially owned by the Company’s banking subsidiaries.

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes. The 2007 provision was $12.0 million, compared to $12.7 million in 2006. The effective tax rate for the Company was 31.3% in 2007 compared to 31.4% in 2006.

FINANCIAL CONDITION

Total assets grew by $508.3 million or 21.5% to $2.9 billion at December 31, 2008, compared to $2.4 billion at December 31, 2007. Asset growth includes $269.2 million of assets acquired in the acquisition of Sleepy Hollow. Table 3-Balance Sheet Comparisons below provides a comparison of average and year-end balances of selected balance sheet categories over the past three years, and the change in those balances between 2007 and 2008. Management has focused on growing average earning assets to increase net interest income and offset the negative impact of a narrowing spread between the yield on earning assets and the cost of interest bearing liabilities. Earning asset growth over year-end 2007 included a $377.4 million increase in the total loans and leases ($151.2 million acquired from Sleepy Hollow), and a $107.9 million increase in securities ($46.9 million acquired from Sleepy Hollow). See “Note 2 Mergers and Acquisitions” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Loans and leases totaled $1.8 billion or 63.4% of total assets at December 31, 2008, compared to $1.4 billion or 61.0% of total assets at December 31, 2007. The 26.2% growth in total loans and leases from year-end 2007 was primarily in commercial and residential real estate loans. The consumer and leasing portfolios experienced nominal growth from year-end 2007. A more detailed discussion of the loan portfolio is provided below in this section under the caption “Loans and Leases”.

Nonperforming loans (loans on nonaccrual, loans past due 90 days or more and still accruing interest, and loans restructured where the terms of repayment have been renegotiated, resulting in a reduction and or deferral of interest and principal) were $16.0 million at December 31, 2008, up from $9.3 million at December 31, 2007. Nonperforming loans represented 0.88% of total loans at December 31, 2008, compared to 0.65% of total loans at December 31, 2007. For 2008, net charge-offs were $2.8 million, up from $1.3 million in the same period of 2007.

Over the past year, there has been significant attention to subprime consumer real estate lending in the media. The Company has not engaged in the origination or purchase of subprime loans as a line of business. As a result, losses in the Company’s residential portfolio have been relatively low, totaling $112,000 for the twelve months ended December 31, 2008, compared to $118,000 for the same period in 2007. The combined nonperforming loan balances in our construction and home equity lending portfolios represented less than 0.02% of total loans at December 31, 2008.

As of December 31, 2008, total securities were $856.7 million or 29.9% of total assets, compared to $748.9 million or 31.7% of total assets at year-end 2007. The portfolio is comprised primarily of mortgage-backed securities, obligations of U.S. Government sponsored entities, and obligations of states and political subdivisions. The Company has no investments in preferred stock of U.S. Government sponsored entities, no investments in pools of Trust Preferred securities, and no securities where management has deemed impairment to be other than temporary. The Company maintains a trading portfolio valued at a fair value of $38.1 million as of December 31, 2008, compared to $60.1 million at December 31, 2007. The decrease in the portfolio reflects maturities during 2008. For the twelve months ended December 31, 2008, mark-to-market gains related to the securities trading portfolio were $811,000. A more detailed discussion of the investment portfolio is provided below in this section under the caption “Securities”.

Total deposits were $2.1 billion at December 31, 2008, up $413.2 million or 24.0% over December 31, 2007. The Company acquired $229.0 million of deposits in the acquisition of Sleepy Hollow. The growth in total deposits from December 31, 2007 was mainly in money market and savings balances, which were up $238.2 million or 32.1% ($93.1 million acquired in Sleepy Hollow acquisition). Noninterest bearing deposit balances were up $57.0 million or 14.5% ($24.5 million acquired in Sleepy Hollow acquisition). Time deposit balances were up $118.0 million or 20.2% ($109.2 million acquired in Sleepy Hollow acquisition). Other borrowings increased $63.9 million or 30.3% from year-end 2007 to $274.8 million at December 31, 2008.

During the second quarter of 2007, the Company elected to apply the fair value option for approximately $25.0 million of borrowings incurred during the quarter. As of December 31, 2008, the aggregate fair value of the $25.0 million of FHLB advances was approximately $28.4 million. For the twelve months ended December 31, 2008, the fair value of these borrowings increased by $2.0 million. Refer to “Note 10 Securities Sold Under Agreements to Repurchase and Federal Funds Purchased” and “Note 11 Other Borrowings” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for further details on these funding sources.

Table 3 - Balance Sheet Comparisons

AVERAGE BALANCE SHEET	As of December 31,
				Change (2007 to 2008)
(in thousands)	2008	2007	2006	Amount	Percentage

Total assets	$2,633,020	$2,266,224	$2,139,192	$366,796	16.19%
Earning assets *	2,442,503	2,105,581	1,987,258	336,922	16.00%
Total loans and leases, less unearned income and net deferred costs and fees	1,612,716	1,362,417	1,269,650	250,299	18.37%
Securities *	818,290	734,224	714,891	84,066	11.45%
Core deposits **	1,516,226	1,318,859	1,254,536	197,367	14.96%
Time deposits of $100,000 and more	282,547	304,614	296,714	(22,067)	(7.24%)
Federal funds purchased and securities sold under agreements to repurchase	203,385	199,126	159,147	4,259	2.14%
Other borrowings	192,144	100,824	79,310	91,390	90.57%
Shareholders’ equity	207,382	188,482	184,872	18,900	10.03%

ENDING BALANCE SHEET	As of December 31,
				Change (2007 to 2008)
(in thousands)	2008	2007	2006	Amount	Percentage

Total assets	$2,867,722	$2,359,459	$2,210,837	$508,263	21.54%
Earning assets *	2,664,650	2,189,920	2,052,478	474,730	21.68%
Total loans and leases, less unearned income and net deferred costs and fees	1,817,531	1,440,122	1,326,298	377,409	26.21%
Securities *	843,004	746,644	722,257	96,360	12.91%
Core deposits **	1,631,354	1,351,412	1,269,428	279,942	20.71%
Time deposits of $100,000 and more	277,847	245,375	313,137	32,472	13.23%
Federal funds purchased and securities sold under agreements to repurchase	196,304	195,447	191,490	857	0.44%
Other borrowings	274,791	210,862	85,941	63,929	30.32%
Shareholders’ equity	217,909	197,195	189,620	20,714	10.50%

* Balances of available-for-sale securities are shown at amortized cost.

** Core deposits equal total deposits less time deposits of $100,000 and more, brokered deposits, and municipal money market deposits.

Shareholders’ Equity

The Consolidated Statements of Changes in Shareholders’ Equity included in the Consolidated Financial Statements of the Company contained in Part II, Item 8. of this Report, detail the changes in equity capital, including payments to shareholders in the form of cash and stock dividends. The Company continued its long history of increasing cash dividends with a per share increase of 6.5% in 2008, which follows an increase of 7.8% in 2007. Dividends per share amounted to $1.32 in 2008, compared to $1.24 in 2007, and $1.15 in 2006. Cash dividends paid represented 42.7%, 45.6%, and 40.7% of after-tax net income in each of 2008, 2007, and 2006, respectively.

Total shareholders’ equity was up $20.7 million or 10.5% to $217.9 million at December 31, 2008, from $197.2 million at December 31, 2007. Additional paid-in capital increased by $5.1 million, from $147.7 million at December 31, 2007, to $152.8 million at December 31, 2008, reflecting the effects of the exercise of stock options and stock-based compensation expense. The Company repurchased 1,500 shares of its common stock for $58,000 during the twelve month period ended December 31, 2008. Retained earnings increased $16.5 million from $57.3 million at December 31, 2007, to $73.8 million at December 31, 2008, reflecting net income of $29.8 million less dividends paid of $12.7 million and a cumulative-effect adjustment of $582,000 related to the adoption of EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. Accumulated other comprehensive loss increased by $702,000 from a net unrealized loss of $6.9 million at December 31, 2007, to a net unrealized loss of $7.6 million at December 31, 2008, reflecting an increase in unrealized gains on available-for-sale securities due to lower market rates, offset by amounts recognized in other comprehensive income related to postretirement benefit plans. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available for sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

On July 22, 2008, the Company’s Board of Directors approved a stock repurchase plan (the “2008 Plan”). The 2008 Plan authorizes the repurchase of up to 150,000 shares of the Company’s outstanding common stock over a two-year period. The 2008 Plan replaces a previous repurchase plan that expired in July 2008. The Company has thus far repurchased 1,500 shares of common stock at an average price of $38.67 under the 2008 Plan.

Under the prior stock repurchase plan (the “2006 Plan”), which was approved by the Company’s Board of Directors on July 18, 2006, the Company was authorized to repurchase up to 450,000 shares of the Company’s outstanding common stock over a two-year period. Over the term of the 2006 Plan, the Company repurchased 420,575 shares at an average price of $39.85; no shares were purchased under the 2006 Plan during 2008.

Total shareholders’ equity was up $7.6 million or 4.0% to $197.2 million at December 31, 2007, from $189.6 million at December 31, 2006. Additional paid-in capital decreased by $10.5 million, from $158.2 million at December 31, 2006, to $147.7 million at December 31, 2007, reflecting the effects of repurchases of the Company’s common stock, which were partially offset by the exercise of stock options and stock-based compensation expense. The Company repurchased 332,347 shares of its common stock for $12.9 million during the twelve month period ended December 31, 2007. Retained earnings increased $12.8 million from $44.4 million at December 31, 2006, to $57.3 million at December 31, 2007, reflecting net income of $26.4 million less dividends paid of $12.0 million and a cumulative-effect adjustment of $1.5 million related to the adoption of SFAS 159. The early adoption of SFAS 159 required that any cumulative unrealized losses or gains related to securities where the fair value option was elected be included in the cumulative-effect adjustment, net of tax. Accumulated other comprehensive loss decreased by nearly $5.6 million between December 31, 2006 and December 31, 2007, reflecting the effects of the adoption of SFAS 159, a decrease in unrealized losses on available-for-sale securities due to lower market rates, and amounts recognized in other comprehensive income related to employee benefit plans.

The Company and its subsidiary banks are subject to quantitative capital measures established by regulation to ensure capital adequacy. Consistent with the objective of operating a sound financial organization, the Company and its subsidiary banks maintain capital ratios well above regulatory minimums, as detailed in “Note 18 Regulations and Supervision” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report on Form 10-K.

Securities

The Company’s securities portfolio (excluding fair value adjustments on available-for-sale securities) at December 31, 2008, was $843.0 million, reflecting an increase of 12.9% from $746.6 million at December 31, 2007. “Note 3 Securities” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report, details the types of securities held, the carrying and fair values, and the contractual maturities as of December 31, 2008 and 2007. Qualified tax-exempt debt securities, primarily obligations of state and political subdivisions, were $117.6 million at December 31, 2008, or 14.0% of total securities, compared to $101.4 million, or 13.6% of total securities at December 31, 2007. Available-for-sale mortgage-backed securities, consisting mainly of securities issued by U.S. Government sponsored entities, totaled $465.6 million at year-end 2008, compared to $381.3 million at year-end 2007. Available-for-sale mortgage-backed securities also included $17.3 million (amortized cost) of private-issue mortgage-backed securities at year-end 2008. Securities are reviewed at least quarterly for impairment. As of December 31, 2008, management’s review did not identify any impairment that it considered other than temporary.

At December 31, 2008, available-for-sale securities include $21.0 million of Federal Home Loan Bank (“FHLB”) stock which is required to be held for regulatory purposes and for borrowings availability. While some Federal Home Loan Banks have stopped paying dividends and repurchasing stock upon reductions in debt levels, the FHLBNY continues to pay dividends and repurchase its stock. Accordingly, the Company has not recognized any impairment on its holdings of FHLBNY common stock.

In the first quarter of 2007, the Company elected to apply the fair value option for certain securities within its available-for-sale portfolio with an aggregate cost basis of $65.9 million and an aggregate book value of $63.4 million as of the January 1, 2007 date of adoption. Included in the $65.9 million were $40.6 million of obligations of U.S. Government sponsored entities (total portfolio of $217.5 million) and $25.3 million of mortgage-backed securities (total portfolio of $349.8 million). The Company selected these securities based upon yield and average remaining life. The securities selected had yields of less than 4.0% and average lives greater than 1.5 years. As a result of the election to early adopt, the cumulative unrealized loss related to these available-for-sale securities of $2.5 million was recorded directly in the Company’s financial statements as a cumulative-effect adjustment, net of tax, to retained earnings.

Tompkins sold the approximately $62.0 million in securities that were carried in the Company’s trading portfolio subsequent to the adoption of SFAS 159 and reinvested the proceeds in trading securities that provide for a higher yield and will reflect an improvement in the Company’s liquidity and interest rate risk exposure position. However, while in the aggregate the impacts of the SFAS 159 early adoption and related transactions resulted in overall improvement in earnings for accounting purposes, it had no impact on the overall cash proceeds. As of December 31, 2008, the Company’s trading securities totaled $38.1 million compared to $60.1 million as of December 31, 2007. The decrease in trading securities reflects maturities or calls during 2008. The pre-tax mark-to-market gains on trading securities in 2008 was $811,000, compared to pre-tax net mark-to-market gains of $612,000 in 2007. Refer to “Note 3 Securities” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for additional details.

The amortized cost and fair value of the Company’s securities portfolio at December 31, 2008 and December 31, 2007 are included in “Note 3 Securities” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report. The amortized cost and fair value of the Company’s securities portfolio at December 31, 2006, is presented in the table below.

		Available-for-Sale Securities

December 31, 2006 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. Government sponsored entities	$241,600	$49	$3,981	$237,668
Obligations of states and political subdivisions	47,791	523	290	48,024
Mortgage-backed securities	356,619	559	4,757	352,421
U.S. corporate securities	2,500	0	0	2,500

Total debt securities	648,510	1,131	9,028	640,613
Equity securities	14,709	0	0	14,709

Total available-for-sale securities	$663,219	$1,131	$9,028	$655,322

		Held-to-Maturity Securities

December 31, 2006 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of states and political subdivisions	$59,038	$897	$329	$59,606

Total held-to-maturity debt securities	$59,038	$897	$329	$59,606

Available-for-sale securities at year-end 2006 include $14.5 million in nonmarketable equity securities, which are carried at cost since fair values are not readily determinable. This figure includes $11.6 million of Federal Home Loan Bank (“FHLB”) stock, and $724,000 of Federal Reserve Bank (“FRB”) stock, which are required to be held for regulatory purposes and for borrowings availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Obligations of U.S. Government sponsored entities include bonds issued by FHLMC, FNMA and FHLB. Substantially all of the above mortgage-backed securities are direct pass through securities or collateralized mortgage obligations issued or backed by Federal entities. As of December 31, 2006, mortgage-backed securities also included $17.7 million (amortized cost) of private-issue mortgage-backed securities.

Management’s policy is to purchase investment grade securities that, on average, have relatively short expected durations. This policy helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital. A large percentage of securities are direct obligations of the Federal government and its agencies. The contractual maturity distribution of debt securities and mortgage-backed securities as of December 31, 2008, along with the weighted average yield of each category, is presented in Table 4-Maturity Distribution below. Balances are shown at amortized cost and weighted average yields are calculated on a fully taxable-equivalent basis. Expected maturities will differ from contractual maturities presented in Table 4-Maturity Distribution below, because issuers may have the right to call or prepay obligations with or without penalty and mortgage-backed securities will pay throughout the periods prior to contractual maturity.

Table 4 - Maturity Distribution

	As of December 31, 2008

	Securities Available-for-Sale *		Securities Held-to-Maturity

(dollar amounts in thousands)	Amount	Yield (FTE)	Amount	Yield (FTE)

Obligations of U.S. Government sponsored entities
Within 1 year	$12,050	2.64%	$0	0.00%
Over 1 to 5 years	46,351	3.90%	0	0.00%
Over 5 to 10 years	131,096	4.48%	0	0.00%
Over 10 years	5,040	5.10%	0	0.00%

	$194,357	4.24%	$0	0.00%

State and political subdivisions
Within 1 year	$4,590	5.22%	$20,474	4.70%
Over 1 to 5 years	24,418	5.24%	21,608	5.52%
Over 5 to 10 years	28,172	5.43%	10,389	6.07%
Over 10 years	5,978	5.66%	1,982	7.12%

	$63,158	5.36%	$54,453	5.37%

Mortgage-backed securities
Within 1 year	$4,352	4.22%	$0	0.00%
Over 1 to 5 years	17,042	4.19%	0	0.00%
Over 5 to 10 years	85,736	4.96%	0	0.00%
Over 10 years	358,482	5.24%	0	0.00%

	$465,612	5.14%	$0	0.00%

Other securities
Within 1 year	$0	0.00%	$0	0.00%
Over 1 to 5 years	0	0.00%	0	0.00%
Over 5 to 10 years	0	0.00%	0	0.00%
Over 10 years	2,500	6.51%	0	0.00%
Equity securities	24,643	4.80%	0	0.00%

	$27,143	4.95%	$0	0.00%

Total securities
Within 1 year	$20,992	3.54%	$20,474	4.70%
Over 1 to 5 years	87,811	4.33%	21,608	5.52%
Over 5 to 10 years	245,004	4.75%	10,389	6.07%
Over 10 years	372,000	5.25%	1,982	7.12%
Equity securities	24,643	4.80%	0	0.00%

	$750,450	4.92%	$54,453	5.37%

* Balances of available-for-sale securities are shown at amortized cost.

At December 31, 2008, there were no holdings of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of the Company’s shareholders’ equity.

Loans and Leases

Interest and fees earned on loans is the Company’s primary source of revenues. Total loans and leases, net of unearned income and net deferred loan fees and costs, grew by $377.4 million or 26.2%, to $1.82 billion at December 31, 2008, from $1.44 billion at December 31, 2007. During May of 2008, the Company acquired $151.2 million of loans in connection with the acquisition of Sleepy Hollow. As of December 31, 2008, total loans represented 63.4% of total assets compared to 61.0% as of December 31, 2007. Table 5-Loan and Lease Classification Summary below details the composition and volume changes in the loan and lease portfolio over the past five years.

Table 5 – Loan and Lease Classification Summary

	As of December 31,
(in thousands)	2008	2007	2006	2005	2004

Residential real estate	$625,263	$504,353	$469,146	$475,155	$451,014
Commercial real estate	571,929	422,279	393,829	347,443	296,614
Real estate construction	52,114	43,002	26,130	30,309	27,163
Commercial	467,420	381,666	345,194	306,410	277,082
Consumer and other	87,998	80,730	82,341	100,249	100,971
Leases	14,968	10,832	11,962	14,864	23,121

Total loans and leases	1,819,692	1,442,862	1,328,602	1,274,430	1,175,965
Less: unearned income and deferred costs and fees	(2,161)	(2,740)	(2,304)	(3,081)	(3,817)

Total loans and leases, net of unearned income and deferred costs and fees	$1,817,531	$1,440,122	$1,326,298	$1,271,349	$1,172,148

Residential real estate loans, including home equity loans, of $625.3 million at year-end 2008 increased by $120.9 million or 24.0% from $504.4 million at year-end 2007, and comprised 34.4% of total loans and leases at December 31, 2008. Residential real estate mortgage loans are generally underwritten in accordance with secondary market guidelines to enhance the liquidity of these generally longer-term assets. As part of its asset/liability management strategy the Company may sell certain residential mortgage loans in the secondary market. The Company generally sells loans without recourse. Loans are generally sold to Federal Home Loan Mortgage Corporation (“FHLMC”) or State of New York Mortgage Agency (“SONYMA”). During 2008, 2007, and 2006, the Company sold residential mortgage loans totaling $11.3 million, $10.7 million, and $12.5 million, respectively, and realized gains on these sales of $105,000, $159,000, and $177,000, respectively. During 2006, the Company securitized $32.0 million of Company originated residential real estate loans with FHLMC. There were no securitizations in 2008 or 2007. When residential mortgage loans are sold or securitized, the Company typically retains all servicing, providing the Company with a source of fee income. Residential mortgage loans serviced for others totaled $149.9 million at December 31, 2008, compared to $154.5 million at December 31, 2007. In connection with the loan sales and securitizations in 2008, 2007, and 2006, the Company recorded mortgage-servicing assets of $26,000, $46,000, and $294,000, respectively. Amortization of mortgage servicing amounted to $117,000 in 2008, $122,000 in 2007 and $116,000 in 2006. Capitalized mortgage servicing rights totaled $961,000 at December 31, 2008, and $1.1 million at December 31, 2007, and are reported as intangible assets on the Consolidated Statements of Condition.

Commercial real estate loans increased by $149.6 million, or 35.4%, in 2008 over 2007, from $422.3 million at year-end 2007 to $571.9 million at year-end 2008. Commercial real estate loans of $571.9 million represented 31.4% of total loans and leases at December 31, 2008. Commercial loans totaled $467.4 million at December 31, 2008, which is a 22.5% increase from commercial loans of $381.7 million at December 31, 2007. Growth in commercial lending, including commercial real estate reflects the Company’s continued emphasis on commercial lending. Management believes that the Company’s community banking strategy provides value to small business customers, while commercial lending products are typically attractive to the Company from a yield and interest rate risk perspective. The combined legal lending limits of the Company’s three subsidiary banks have allowed the Company to attract larger lending relationships.

The consumer loan portfolio includes personal installment loans, indirect automobile financing, and overdraft lines of credit. The Company faces significant competition from local and national lenders as well as auto finance companies for consumer lending products. Consumer and other loans were $88.0 million at December 31, 2008, up from $80.7 million at December 31, 2007. The majority of the growth in 2008 over 2007 was in indirect automobile financing.

The lease portfolio increased by 38.2% to $15.0 million at December 31, 2008 from $10.8 million at December 31, 2007. The lease portfolio has traditionally consisted of leases on vehicles for consumers and small businesses. Competition for automobile financing has led to a decline in the consumer lease portfolio over the past several years. Management continues to review leasing opportunities, primarily commercial leasing and municipal leasing. As of December 31, 2008, commercial leases and municipal leases represented 97.8% of total leases, while consumer leases made up the remaining 2.2%. As of December 31, 2007, commercial leases and municipal leases represented 97.5% of total leases, while consumer leases made up the remaining 2.5%.

The Company’s loan and lease customers are located primarily in the New York communities served by its three subsidiary banks.

Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower. Further information on the Company’s lending activities, including related party transactions, is provided in “Note 5 Loan and Lease Classification Summary and Related Party Transactions” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

The Allowance for Loan and Lease Losses

Management reviews the adequacy of the allowance for loan and lease losses (“allowance”) on a regular basis. Management considers the accounting policy relating to the allowance to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that assumptions could have on the Company’s results of operations. Factors considered in determining the adequacy of the allowance and related provision include: management’s approach to granting new credit; the ongoing monitoring of existing credits by the internal and external loan review functions; the growth and composition of the loan and lease portfolio; comments received during the course of independent examinations; current local economic conditions; past due and nonperforming loan statistics; the impact of competition on loan structuring and pricing; the estimated values of collateral; and a historical review of loan and lease loss experience.

The Company has developed a methodology to measure the amount of estimated loan loss exposure inherent in the loan portfolio to assure that an adequate allowance is maintained. The Company’s methodology is based upon guidance provided in SEC Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues and includes an estimate of exposure for the following: specifically reviewed and graded loans, historical loss experience by product type, past due and nonperforming loans, and other internal and external factors such as local and regional economic conditions, growth trends, and credit policy and underwriting standards. The methodology includes a review of loans considered impaired in accordance with the SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as well as other commercial loans and commercial mortgage loans that are evaluated using an internal rating system. An estimated exposure amount is assigned to these internally reviewed credits based upon a review of the borrower’s financial condition, payment history, collateral adequacy, and business conditions. For commercial loans and commercial mortgage loans not specifically reviewed, and for homogenous loan portfolios such as residential mortgage loans and consumer loans, estimated exposure amounts are assigned based upon historical loss experience, past due status, and management’s judgment of the effects of recent and forecasted economic conditions on portfolio performance. Lastly, additional amounts are maintained based upon management’s judgment and assessment of other quantitative and qualitative factors such as regional and local economic conditions, concentrations of credit, industry concerns, adverse market changes in estimated or appraised collateral value, and portfolio growth trends.

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. While management’s evaluation of the allowance as of December 31, 2008, considers the allowance to be adequate, under adversely different conditions or assumptions, the Company would need to increase the allowance.

The allocation of the Company’s allowance as of December 31, 2008, and each of the previous four years is illustrated in Table 6- Allocation of the Allowance for Loan and Lease Losses, below.

Table 6 - Allocation of the Allowance for Loan and Lease Losses

	As of December 31,
(dollar amounts in thousands)	2008	2007	2006	2005	2004

Total loans outstanding at end of year	$1,817,531	$1,440,122	$1,326,298	$1,271,349	$1,172,148

ALLOCATION OF THE ALLOWANCE BY LOAN TYPE:
Commercial	$6,274	$6,135	$6,308	$5,354	$5,871
Real estate	10,116	6,640	5,609	5,357	3,947
Consumer and all other	2,282	1,832	2,236	2,850	2,731
Unallocated	0	0	175	116	0

Total	$18,672	$14,607	$14,328	$13,677	$12,549

ALLOCATION OF THE ALLOWANCE AS A PERCENTAGE OF TOTAL ALLOWANCE:
Commercial	34%	42%	44%	39%	47%
Real estate	54%	45%	39%	39%	31%
Consumer and all other	12%	13%	16%	21%	22%
Unallocated	0%	0%	1%	1%	0%

Total	100%	100%	100%	100%	100%

LOAN AND LEASE TYPES AS A PERCENTAGE OF TOTAL LOANS AND LEASES:
Commercial	26%	27%	26%	24%	24%
Real estate	68%	67%	67%	67%	66%
Consumer and all other	6%	6%	7%	9%	10%

Total	100%	100%	100%	100%	100%

Management is committed to early recognition of loan problems and to maintaining an adequate allowance. The above allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category. The increase in the allowance between year-end 2007 and year-end 2008 reflects higher allocations due to growth in the loan portfolio and additional allocations based upon historical loss experience. The increase in the allowance allocated to real estate loans in 2008 over 2007 was a result of the growth in the portfolio as well as the overall weak conditions in the real estate market.

The level of future charge-offs is dependent upon a variety of factors such as national and local economic conditions, trends in various industries, underwriting characteristics, and conditions unique to each borrower. Given uncertainties surrounding these factors, it is difficult to estimate future losses.

The principal balances of nonperforming loans and leases, including impaired loans and leases, as of December 31, are detailed in the table below.

(dollar amounts in thousands)	2008	2007	2006	2005	2004

Loans 90 days past due and accruing	$161	$312	$8	$12	$31
Nonaccrual loans	15,798	8,890	2,994	4,072	7,392
Troubled debt restructurings not included above	69	145	0	50	189

Total nonperforming loans and leases	16,028	9,347	3,002	4,134	7,612

Other real estate owned	110	5	348	366	89

Total nonperforming assets	$16,138	$9,352	$3,350	$4,500	$7,701

Allowance as a percentage of loans and leases outstanding	1.03%	1.01%	1.08%	1.08%	1.07%

Allowance as a percentage of nonperforming loans and leases	116.50%	156.27%	477.28%	330.84%	164.86%

Total nonperforming assets as percentage of total assets	0.56%	0.40%	0.15%	0.21%	0.39%

The allowance represented 1.03% of total loans and leases outstanding at December 31, 2008, up from 1.01% at December 31, 2007. The allowance coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) was 1.17 times at December 31, 2008, compared to 1.56 times at December 31, 2007. The increase in nonperforming assets was partially due to the second quarter of 2008 acquisition of Sleepy Hollow, which added about $2.6 million of nonperforming assets. The economic downturn also contributed to the increase in nonperforming assets. Although up from year-end 2007, the Company’s ratio of nonperforming assets to total assets of 0.56% continues to compare favorably to a peer ratio of 2.26%. The peer data is from the Federal Reserve Board and represents banks or bank holding companies with assets between $1.0 billion and $3.0 billion. The peer ratio is as of December 31, 2008, the most recent data available from the Federal Reserve Board. The difference between the interest income that would have been recorded if nonaccrual loans and leases had been paid in accordance with their original terms and the interest income recorded for the years ended December 31, 2008, 2007 and 2006 was not material.

A discussion of the Company’s policy for placing loans on nonaccrual status is included in “Note 1 Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

The Company’s historical loss experience is detailed in Table 7-Analysis of the Allowance for Loan and Lease Losses.

Table 7 - Analysis of the Allowance for Loan and Lease Losses

	December 31
(in thousands)	2008	2007	2006	2005	2004

Average loans outstanding during year	$1,612,716	$1,362,417	$1,269,650	$1,220,016	$1,116,965
Balance of allowance at beginning of year	14,607	14,328	13,677	12,549	11,685

LOANS CHARGED-OFF:
Commercial, financial, agricultural	1,490	672	333	890	1,221
Real estate – mortgage	585	118	43	408	78
Installment loans to individuals	725	448	504	595	977
Lease financing	0	0	210	0	27
Other loans	490	522	174	344	487

Total loans charged-off	$3,290	$1,760	$1,264	$2,237	$2,790

RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF:
Commercial, financial, agricultural	94	143	136	210	198
Real estate – mortgage	2	9	19	32	54
Installment loans to individuals	170	241	226	277	406
Lease financing	0	0	3	37	23
Other loans	176	117	107	150	113

Total loans recovered	$442	$510	$491	$706	$794

Net loans charged-off	2,848	1,250	773	1,531	1,996
Allowance acquired in purchase acquisition	1,485	0	0	0	0
Additions to allowance charged to operations	5,428	1,529	1,424	2,659	2,860

Balance of allowance at end of year	$18,672	$14,607	$14,328	$13,677	$12,549

Net charge-offs as a percentage of average loans and leases outstanding during the year	0.18%	0.09%	0.06%	0.13%	0.18%

As previously stated, the provision for loan and lease losses represents management’s estimate of the expense necessary to maintain the allowance for loan and lease losses at an adequate level. The provision for loan and lease losses was $5.4 million in 2008, compared to $1.5 million in 2007. The increase in 2008 over prior year was due to increases in nonperforming loans and leases and net charge-offs as well as concerns over deteriorating economic conditions and uncertain real estate markets. The Company acquired an allowance of $1.5 million in connection with the acquisition of Sleepy Hollow in 2008. The ratio of net charge-offs to average total loans and leases of 0.18% is up over prior year, but is favorable to a peer ratio of 0.66%. The peer data is from the Federal Reserve Board and represents banks or bank holding companies with assets between $1.0 billion and $3.0 billion. The peer ratio is as of December 31, 2008, the most recent data available from the Federal Reserve Board.

Management reviews the loan portfolio continuously for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its internal loan review function, identified 36 commercial relationships totaling $20.3 million at December 31, 2008, and 34 commercial relationships totaling $13.4 million at December 31, 2007, which it classified as Substandard, which continue to accrue interest. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis. The increase in the dollar amount of commercial relationships classified as Substandard and still accruing between December 31, 2007 and December 31, 2008 was mainly due to the addition of one commercial relationship totaling $6.0 million that was classified as Substandard and accruing at December 31, 2008, and was not classified as Substandard at December 31, 2007.

Deposits and Other Liabilities

Total deposits of $2.1 billion at December 31, 2008, were up $413.2 million or 24.0% over year-end 2007. Deposit growth included $238.2 million in interest checking, savings and money market balances, $118.0 million in time deposits and $57.0 million in noninterest bearing deposits. During May 2008, the Company acquired $229.0 million of deposits in connection with the acquisition of Sleepy Hollow.

Core deposits, defined as total deposits less time deposits of $100,000 or more, brokered deposits and municipal money market deposits, grew by $279.9 million or 20.7% to $1.6 billion at year-end 2008 from $1.4 billion at year-end 2007. The growth in core deposits since December 31, 2007, was mainly in money market and savings balances and noninterest bearing balances, which are up 32.1% and 14.5%, respectively, from December 31, 2007. Core deposits represented 76.4% of total deposits at December 31, 2008, compared to 78.5% of total deposits at December 31, 2007. Municipal money market accounts increased by $84.1 million, or 70.2% to $203.9 million at year-end 2008 from $119.8 million at year-end 2007. Time deposits of $100,000 and more were up $32.5 million or 13.2% between year-end 2007 and year-end 2008, primarily due to the Sleepy Hollow acquisition. Table 1-Average Statements of Condition and Net Interest Analysis shows the average balance and average rate paid on the Company’s primary deposit categories for the years ended December 31, 2008, 2007, and 2006. A maturity schedule of time deposits outstanding at December 31, 2008, is included in “Note 9 Deposits” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $42.1 million at December 31, 2008, and $67.9 million at December 31, 2007. Management generally views local repurchase agreements as an alternative to large time deposits. The Company’s wholesale repurchase agreements are primarily with the Federal Home Loan Bank (“FHLB”) and amounted to $153.2 million at December 31, 2008, and $127.6 million at December 31, 2007. Included in the $153.2 million of wholesale repurchase agreements at year-end 2008, are $16.2 million of repurchase agreements with the FHLB where the Company elected to adopt the fair value option under SFAS 159. The fair value of these borrowings increased by $617,000 (net mark-to-market pre-tax loss of $617,000) over the 12-months ended December 31, 2008. Refer to “Note 10 Securities Sold Under Agreements to Repurchase and Federal Funds Purchased” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for further details on the Company’s repurchase agreements.

The Company’s other borrowings totaled $274.8 million at year-end 2008, up $63.9 million or 30.3% from $210.9 million at year-end 2007. The $274.8 million in borrowings at December 31, 2008, included $177.2 million in term advances, $73.5 million of overnight FHLB advances, and a $24.0 million advance from a money center bank. At December 31, 2007, there were $135.9 million in term advances with the FHLB. Of the $177.2 million of the FHLB term advances at year-end 2008, $161.2 million are due over one year and have a weighted average rate of 4.46%. The Company elected the fair value option under SFAS 159 for a $10.0 million advance with the FHLB. The fair value of this advance increased by $1.4 million (net mark-to-market loss of $1.4 million) over the 12-months ended December 31, 2008. Refer to “Note 11 Other Borrowings” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for further details on the Company’s term borrowings with the FHLB.

Other borrowings included a term borrowing with a bank totaling $24.0 million at December 31, 2008, and $0 at December 31, 2007. There were also a Treasury Tax and Loan Note account with the Federal Reserve Bank of New York totaling $100,000 at December 31, 2008 and 2007, and borrowings from unrelated financial institutions totaling $39,000 and $48,000 at December 31, 2008 and 2007, respectively.

LIQUIDITY MANAGEMENT

The objective of liquidity management is to ensure the availability of adequate funding sources to satisfy the demand for credit, deposit withdrawals, operating expenses, and business investment opportunities. The Company’s large, stable core deposit base and strong capital position are the foundation for the Company’s liquidity position. The Company uses a variety of resources to meet its liquidity needs, which include deposits, cash and cash equivalents, short-term investments, cash flow from lending and investing activities, repurchase agreements, and borrowings. The Company may also use borrowings as part of a growth strategy. Asset and liability positions are monitored primarily through the Asset/Liability Management Committee of the Company’s subsidiary banks. This Committee reviews periodic reports on the liquidity and interest rate sensitivity positions. Comparisons with industry and peer groups are also monitored. The Company’s strong reputation in the communities it serves, along with its strong financial condition, provides access to numerous sources of liquidity as described below. Management believes these diverse liquidity sources provide sufficient means to meet all demands on the Company’s liquidity that are reasonably likely to occur.

Core deposits are a primary low cost funding source obtained mainly through the Company’s branch network. Core deposits totaled $1.6 billion at year-end 2008, up $280.0 million or 20.7% from year-end 2007, with the increase mainly in money market and savings deposits and noninterest-bearing deposits. Core deposits represented 76.4% of total deposits and 61.6% of total liabilities at December 31, 2008, compared to 78.5% of total deposits and 62.5% of total liabilities at December 31, 2007. The acquisition of Sleepy Hollow Bank in 2008 contributed to the growth in core deposits in 2008 over 2007.

In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $100,000 or more, brokered time deposits, municipal money market accounts, securities sold under agreements to repurchase and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources increased by $198.0 million from $775.7 million at year-end 2007 to $973.7 million at year-end 2008. As a percentage of total liabilities, non-core funding sources increased from 35.7% at year-end 2007 to 36.8% at year-end 2008. The increase in the dollar volume of non-core funding was concentrated in municipal money market accounts and time deposits of $100,000 or more, which were up $84.1 million and $32.5 million, respectively.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $677.8 million and $577.5 million at December 31, 2008 and 2007, respectively, were either pledged or sold under agreements to repurchase. Pledged securities represented 79.1% of total securities at December 31, 2008, compared to 77.1% of total securities at December 31, 2007.

Cash and cash equivalents totaled $52.2 million as of December 31, 2008, up from $49.9 million at December 31, 2007. Short-term investments, consisting of securities due in one year or less, decreased from $68.0 million at December 31, 2007, to $41.9 million on December 31, 2008. The Company also has $38.1 million of securities designated as trading securities.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $474.0 million at December 31, 2008 compared with $382.2 million at December 31, 2007. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $732.5 million at December 31, 2008 as compared to $597.4 million at December 31, 2007. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At December 31, 2008, the unused borrowing capacity on established lines with the FHLB was $373.0 million. As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At December 31, 2008, total unencumbered residential mortgage loans of the Company were $192.2 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

The Company has not identified any trends or circumstances that are reasonably likely to result in material increases or decreases in liquidity in the near term.

Table 8-Loan Maturity details total scheduled maturities of selected loan categories.

Table 8 - Loan Maturity

Remaining maturity of selected loans	At December 31, 2008
(in thousands)	Total	Within 1 year	1-5 years	After 5 years

Commercial real estate	$571,602	$21,349	$116,689	$433,564
Real estate construction	51,910	8,695	24,561	18,654
Commercial	466,296	135,795	160,600	169,901

Total	$1,089,808	$165,839	$301,850	$622,119

Loan balances are shown net of unearned income and deferred costs and fees.

Of the loan amounts shown above in Table 8-Loan Maturity maturing over one year, $414.9 million have fixed rates and $509.0 million have adjustable rates.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business the Company is party to certain financial instruments, which in accordance with accounting principles generally accepted in the United States, are not included in its Consolidated Statements of Condition. These transactions include commitments under standby letters of credit, unused portions of lines of credit, and commitments to fund new loans and are undertaken to accommodate the financing needs of the Company’s customers. Loan commitments are agreements by the Company to lend monies at a future date. These loan and letter of credit commitments are subject to the same credit policies and reviews as the Company’s loans. Because most of these loan commitments expire within one year from the date of issue, the total amount of these loan commitments as of December 31, 2008, are not necessarily indicative of future cash requirements. Further information on these commitments and contingent liabilities is provided in “Note 14 Commitments and Contingent Liabilities” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

CONTRACTUAL OBLIGATIONS

The Company leases land, buildings, and equipment under operating lease arrangements extending to the year 2090. Most leases include options to renew for periods ranging from 5 to 20 years. In addition, the Company has a software contract for its core banking application through August 1, 2010, along with contracts for more specialized software programs through 2016. Further information on the Company’s lease arrangements is provided in “Note 8 Bank Premises and Equipment” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report. The Company’s contractual obligations as of December 31, 2008, are shown in Table 9-Contractual Obligations and Commitments below.

Table 9 – Contractual Obligations and Commitments

Contractual Cash Obligations	Payments Due By Period
(in thousands) As of December 31, 2008	Total	Within 1 year	1-3 years	3-5 years	Over 5 years

Long-term debt	$388,082	$40,919	$110,213	$80,334	$156,616
Operating leases	20,967	2,173	3,552	2,535	12,707
Software contracts	4,081	1,888	1,520	641	32

Total contractual cash obligations	$413,130	$44,980	$115,285	$83,510	$169,355

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to “Note 1 Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Form 10-K for details of recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

Fourth Quarter Summary

The Company reported diluted earnings per share of $0.74 for the fourth quarter of 2008, a 3.9% decline from $0.77 for the comparable year-ago period, and an 8.6% decrease from $0.81 per share reported in the third quarter of 2008. Fourth quarter 2008 net income was $7.3 million, down from fourth quarter 2007 net income of $7.4 million and down from third quarter 2008 net income of $7.9 million. The fourth quarter 2007 results included a pre-tax charge of $862,000 ($517,000 after-tax effect or $0.05 per diluted share) related to the VISA Covered Litigation.

Net interest income of $24.8 million for the quarter ended December 31, 2008 was a record level for the Company, and was up $5.3 million, or 27.2% from the quarter ended December 31, 2007. Net interest income benefited from growth in average interest-earning assets and average core deposits, which were up 21.3% and 21.4%, respectively, over average balances for the quarter ended December 31, 2007. The net interest margin was 3.89% for the fourth quarter 2008 compared to 3.70% for the fourth quarter of 2007.

The provision for loan and lease losses was $2.1 million for the fourth quarter of 2008, compared to $479,000 for the fourth quarter of 2007. The increase in the provision in 2008 over prior year was due to increases in nonperforming loans and leases and net charge-offs as well as concerns over deteriorating economic conditions and uncertain real estate markets. Nonperforming loans and leases were $16.0 million or 0.88% of total loans and leases at December 31, 2008, compared with $9.3 million or 0.65% of total loans and leases at December 31, 2007. Net charge-offs totaled $739,000 in the fourth quarter of 2008, representing an annualized 0.17% of average loans and leases compared with net charge-offs of $282,000 or an annualized 0.08% of total loans and lease in the same period of 2007.

Total noninterest income in the fourth quarter of 2008 was $10.3 million, down $890,000, or 7.9%, from the fourth quarter of 2007. Key fee income categories were down in the fourth quarter compared to the comparable period in the prior year, partially a result of weak economic conditions and lower equities markets. Investment services income was down 9.6%, and service charges on deposit accounts were down 12.4%, while insurance revenues were up 8.7%, over the same quarter in 2007. Noninterest income was also negatively impacted by net mark-to-market losses on securities and liabilities held at fair value of $856,000 in the fourth quarter of 2008, compared to a net loss of $290,000 in the fourth quarter of 2007.

Noninterest expense totaled $22.7 million for the 2008 fourth quarter, up $3.1 million, or 16.0%, from $19.6 million for the 2007 fourth quarter. As previously mentioned, fourth quarter 2007 noninterest expenses include pre-tax accruals of $862,000 related to the VISA Covered Litigation. Salary and benefit related expenses were up over the same quarter prior year reflecting annual salary adjustments and higher average FTEs. These expenses were also impacted by the Sleepy Hollow acquisition with the addition of five full service banking offices.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Interest rate risk is the primary market risk category associated with the Company’s operations. Interest rate risk refers to the volatility of earnings caused by changes in interest rates. The Company manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the potential effect of interest rate shifts on net interest income for future periods. Each quarter the Company’s Asset/Liability Management Committee reviews the simulation results to determine whether the exposure of net interest income to changes in interest rates remains within Board-approved levels. The Committee also discusses strategies to manage this exposure and incorporates these strategies into the investment and funding decisions of the Company. The Company does not currently use derivatives, such as interest rate swaps, to manage its interest rate risk exposure, but may consider such instruments in the future.

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of December 31, 2008, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decline in net interest income from the base case of approximately 1.4%, while a 100 basis point parallel decline in interest rates over a one-year period would result in a marginal increase in one-year net interest income from the base case of 0.3%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

The negative exposure in a rising rate environment is mainly driven by the repricing assumptions of the Company’s core deposit base and the lag in the repricing of the Company’s adjustable rate assets. Longer-term, the impact of a rising rate environment is positive as the asset base continues to reset at higher levels, while the repricing of the rate sensitive liabilities moderates. The moderate exposure in the 100 basis point decline scenario results from the Company’s assets repricing downward to a greater degree than the rates on the Company’s interest-bearing liabilities, mainly deposits. Rates on savings and money market accounts are at low levels given the historically low interest rate environment experienced in recent years. In addition, the model assumes that prepayments accelerate in the down interest rate environment resulting in additional pressure on asset yields as proceeds are reinvested at lower rates.

In our most recent simulation, the base case scenario, which assumes interest rates remain unchanged from the date of the simulation, showed a relatively flat net interest margin during 2008.

Although the simulation model is useful in identifying potential exposure to interest rate movements, actual results may differ from those modeled as the repricing, maturity, and prepayment characteristics of financial instruments may change to a different degree than modeled. In addition, the model does not reflect actions that management may employ to manage its interest rate risk exposure. The Company’s current liquidity profile, capital position, and growth prospects, offer a level of flexibility for management to take actions that could offset some of the negative effects of unfavorable movements in interest rates. Management believes the current exposure to changes in interest rates is not significant in relation to the earnings and capital strength of the Company.

In addition to the simulation analysis, management uses an interest rate gap measure. Table 10-Interest Rate Risk Analysis below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of December 31, 2008. The Company’s one-year interest rate gap was a negative $12,000 or 0.44% of total assets at December 31, 2008, compared with a negative $110,000 or 4.7% of total assets at December 31, 2007. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Table 10 – Interest Rate Risk Analysis

Condensed Static Gap - December 31, 2008		Repricing Interval

(dollar amounts in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets*	$2,664,650	$758,783	$207,925	$285,618	$1,252,326
Interest-bearing liabilities	2,154,213	881,210	190,247	193,368	1,264,825

Net gap position		(122,427)	17,678	92,250	(12,499)

Net gap position as a percentage of total assets		(4.27%)	0.62%	3.22%	(0.44%)

* Balances of available-for-sale securities are shown at amortized cost

[This Page Intentionally Left Blank]

Item 8.	Financial Statements and Supplementary Data

Financial Statements and Supplementary Data consist of the consolidated financial statements as indexed and presented below and the Unaudited Quarterly Financial Data presented in Part II, Item 8. of this Report

Management’s Statement of Responsibility

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

Management establishes and monitors the Company’s system of internal accounting controls to meet its responsibility for reliable financial statements. The system is designed to provide reasonable assurance that assets are safeguarded, and that transactions are executed in accordance with management’s authorization and are properly recorded.

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

Date: March 13, 2009

Stephen S. Romaine	Francis M. Fetsko
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Tompkins Financial Corporation:

We have audited the accompanying consolidated statements of condition of Tompkins Financial Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tompkins Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tompkins Financial Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2009 expressed an unqualified opinion on internal control over financial reporting.

Syracuse, New York

March 13, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Tompkins Financial Corporation:

We have audited Tompkins Financial Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and the directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Tompkins Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 13, 2009 expressed an unqualified opinion on those consolidated financial statements.

Syracuse, New York

March 13, 2009

Consolidated Statements of Condition

	As of December 31
(in thousands except share and per share data)	2008	2007

ASSETS

Cash and noninterest bearing balances due from banks	$48,133	$46,705
Interest bearing balances due from banks	4,116	3,154
Trading securities, at fair value	38,101	60,135
Available-for-sale securities, at fair value	764,193	639,148
Held-to-maturity securities, fair value of $55,064 at December 31, 2008, and $50,297 at December 31, 2007	54,453	49,593
Loans and leases, net of unearned income and deferred costs and fees	1,817,531	1,440,122
Less: Allowance for loan/lease losses	18,672	14,607

Net Loans/Leases	1,798,859	1,425,515

Bank premises and equipment, net	46,613	44,811
Corporate owned life insurance	34,804	29,821
Goodwill	41,479	22,894
Other intangible assets	5,299	3,497
Accrued interest and other assets	31,672	34,186

Total Assets	$2,867,722	$2,359,459

LIABILITIES, MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES, AND SHAREHOLDERS’ EQUITY
Deposits:
Interest bearing:
Checking, savings, and money market	$980,011	$741,836
Time	703,107	585,142
Noninterest bearing	450,889	393,848

Total Deposits	2,134,007	1,720,826

Securities sold under agreements to repurchase ($16,170 valued at fair value at December 31, 2008 and $15,553 valued at fair value at December 31, 2007)	196,304	195,447
Other borrowings ($12,179 valued at fair value at December 31, 2008 and $10,795 valued at fair value at December 31, 2007)	274,791	210,862
Other liabilities	43,259	33,677

Total Liabilities	2,648,361	2,160,812

Minority interest in consolidated subsidiaries	1,452	1,452

Shareholders’ equity:
Common stock – par value $0.10 per share: Authorized 25,000,000 shares; Issued: 9,727,418 shares at December 31, 2008, and 9,615,430 shares at December 31, 2007	973	962
Additional paid-in capital	152,842	147,657
Retained earnings	73,779	57,255
Accumulated other comprehensive loss	(7,602)	(6,900)
Treasury stock at cost: 76,881 shares at December 31, 2008, and 70,896 shares at December 31, 2007	(2,083)	(1,779)

Total Shareholders’ Equity	$217,909	$197,195

Total Liabilities, Minority Interest in Consolidated Subsidiaries, and Shareholders’ Equity	$2,867,722	$2,359,459

See notes to consolidated financial statements.

Consolidated Statements of Income

	Year ended December 31
(in thousands except per share data)	2008	2007	2006

INTEREST AND DIVIDEND INCOME
Loans	$102,840	$97,418	$89,784
Due from banks	133	217	86
Federal funds sold	115	217	15
Trading securities	1,923	2,762	0
Available-for-sale securities	33,881	29,773	28,536
Held-to-maturity securities	1,891	2,054	2,620

Total Interest and Dividend Income	140,783	132,441	121,041

INTEREST EXPENSE
Deposits:
Time certificates of deposit of $100,000 or more	9,039	14,750	13,350
Other deposits	25,489	30,735	25,215
Federal funds purchased and securities sold under agreements to repurchase	7,496	8,125	5,905
Other borrowings	8,369	4,802	3,714

Total Interest Expense	50,393	58,412	48,184

Net Interest Income	90,390	74,029	72,857
Less Provision for Loan/Lease Losses	5,428	1,529	1,424

Net Interest Income After Provision for Loan/Lease Losses	84,962	72,500	71,433

NONINTEREST INCOME
Investment services income	14,179	14,446	12,225
Insurance commissions and fees	11,607	11,046	9,444
Service charges on deposit accounts	10,192	10,401	8,054
Card services income	3,338	3,453	2,972
Other service charges	2,657	2,643	2,483
Mark-to-market gain on trading securities	811	612	0
Mark-to-market loss on liabilities held at fair value	(2,001)	(1,348)	0
Gains on sale of loans	105	159	2,741
Increase in cash surrender value of corporate owned life insurance	1,448	1,122	1,111
Life insurance proceeds	0	0	685
Gain on VISA stock redemption	1,639	0	0
Other operating income	1,583	1,131	1,398
Net gain on available-for-sale securities	477	384	15

Total Noninterest Income	46,035	44,049	41,128

NONINTEREST EXPENSES
Salaries and wages	40,140	35,225	33,365
Pension and other employee benefits	10,307	9,986	8,696
Net occupancy expense of bank premises	6,839	6,046	5,068
Net furniture and fixture expense	4,197	3,866	3,733
Marketing expense	2,701	2,284	2,432
Software licensing and maintenance	2,503	2,071	1,938
Professional fees	3,011	3,258	2,099
Cardholder expense	1,225	974	1,219
Amortization of intangible assets	906	653	674
Other operating expenses	15,227	13,693	12,723

Total Noninterest Expenses	87,056	78,056	71,947

Income Before Income Tax Expense and Minority Interest in Consolidated Subsidiaries	43,941	38,493	40,614
Minority interest in consolidated subsidiaries	297	131	131
Income Tax Expense	13,810	11,991	12,716

Net Income	$29,834	$26,371	$27,767

Basic earnings per share	$3.09	$2.72	$2.82
Diluted earnings per share	$3.06	$2.70	$2.78

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Year ended December 31
(in thousands)	2008	2007	2006

OPERATING ACTIVITIES
Net income	$29,834	$26,371	$27,767
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan/lease losses	5,428	1,529	1,424
Depreciation and amortization premises, equipment, and software	4,670	4,334	4,155
Amortization of intangible assets	906	653	674
Earnings from corporate owned life insurance, net	(1,448)	(1,122)	(1,111)
Net amortization on securities	1,326	1,443	1,566
Mark-to-market gain on trading securities	(811)	(612)	0
Mark-to-market loss on liabilities held at fair value	2,001	1,348	0
Deferred income tax (benefit) expense	1,124	(1,529)	(2,264)
Net gain on sale of securities	(477)	(384)	(15)
Net gain on sale of loans	(105)	(159)	(2,741)
Proceeds from sale of loans	11,453	10,906	12,680
Loans originated for sale	(11,010)	(11,059)	(12,491)
Net (gain) loss on sale of bank premises and equipment	(52)	27	(19)
Stock-based compensation expense	931	713	692
Increase in interest receivable	(257)	(203)	(1,527)
(Decrease) increase in interest payable	(1,108)	(399)	1,255
Proceeds from sales of trading securities	479	61,912	0
Purchases of trading securities	(3,998)	(72,300)	0
Proceeds from payments/maturities of trading securities	26,007	14,034	0
Contribution to pension plan	(10,000)	0	0
Other, net	6,638	2,070	7,509

Net Cash Provided by Operating Activities	61,531	37,573	37,554

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities	225,873	125,292	79,266
Proceeds from sales of available-for-sale securities	71,552	61,714	34,692
Proceeds from maturities of held-to-maturity securities	12,511	16,961	39,748
Purchases of available-for-sale securities	(365,183)	(227,361)	(159,021)
Purchases of held-to-maturity securities	(17,447)	(7,622)	(16,263)
Net increase in loans/leases	(229,428)	(114,762)	(96,520)
Proceeds from sale of credit card portfolio	0	0	11,310
Proceeds from sales of bank premises and equipment	119	134	86
Purchase of bank premises and equipment	(2,771)	(5,548)	(9,648)
Purchase of corporate owned life insurance	0	(3,000)	0
Net cash provided by (used in) acquisitions	12,176	(314)	(3,294)
Other, net	(103)	(43)	(207)

Net Cash Used in Investing Activities	(292,701)	(154,549)	(119,851)

FINANCING ACTIVITIES
Net increase (decrease) in demand, money market, and savings deposits	177,350	95,486	(8,205)
Net increase (decrease) in time deposits	6,794	(84,080)	34,615
Net increase in securities sold under agreements to repurchase and Federal funds purchased	240	3,404	38,839
Increase in other borrowings	145,200	208,100	116,075
Repayment of other borrowings	(82,655)	(83,974)	(94,011)
Cash dividends	(12,728)	(12,023)	(11,307)
Cash paid in lieu of fractional shares – 10% stock dividend	0	0	(10)
Repurchase of common stock	(58)	(12,914)	(9,983)
Redemption of preferred stock	(4,524)	0	0
Net proceeds from exercise of stock options	3,354	611	2,251
Tax benefit from stock option exercises	587	51	410

Net Cash Provided by Financing Activities	233,560	114,661	68,674

Net increase (decrease) in cash and cash equivalents	2,390	(2,315)	(13,623)

Cash and cash equivalents at beginning of year	49,859	52,174	65,797

Cash and Cash Equivalents at End of Year	$52,249	$49,859	$52,174

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for - Interest	$51,501	$58,811	$46,930
Cash paid during the year for - Income taxes	9,872	9,802	8,783
Non-cash investing and financing activities:
Fair value of non-cash assets other than goodwill acquired in purchase acquisitions	208,101	9	1,375
Fair value of liabilities assumed in purchase acquisitions	238,737	0	2,276
Goodwill related to acquisitions	18,585	1,659	8,949
Fair value of shares issued for acquisitions	0	701	4,758
Securitization of loans	0	0	32,040
Transfer of available-for-sale securities to trading securities with adopting of SFAS No. 159	0	63,383	0

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

BALANCES AT DECEMBER 31, 2005	$900	$118,663	$69,228	$(6,308)	$(1,262)	$181,221

Comprehensive income:
Net income			27,767			27,767
Other comprehensive income				1,570		1,570

Total Comprehensive Income						29,337

Cash dividends ($1.15 per share)			(11,307)			(11,307)
Exercise of stock options, and related tax benefit (101,881 shares, net)	10	2,651				2,661
Common stock repurchased and returned to unissued status (239,970 shares)	(24)	(9,959)				(9,983)
Effect of 10% stock dividend	91	41,158	(41,249)			0

Cash paid in lieu of fractional shares (262 shares)			(10)			(10)

Stock issued for purchase acquisition (128,374 shares)	12	4,746				4,758
Directors deferred compensation plan (7,967 shares)		252			(252)	0
Adjustment to initially apply FASB Statement No. 158, net of tax				(7,749)		(7,749)
Stock-based compensation expense		692				692

BALANCES AT DECEMBER 31, 2006	$989	$158,203	$44,429	$(12,487)	$(1,514)	$189,620

Comprehensive income:
Net income			26,371			26,371
Other comprehensive income				4,065		4,065

Total Comprehensive Income						30,436

Cash dividends ($1.24 per share)			(12,023)			(12,023)
Exercise of stock options and related tax benefit (34,495 shares, net)	4	658				662
Common stock repurchased and returned to unissued status (332,347 shares)	(33)	(12,881)				(12,914)
Stock issued for purchase acquisition (23,713 shares)	2	699				701
Directors deferred compensation plan (6,748 shares)		265			(265)	0
Cumulative effect adjustment – adoption of SFAS 159			(1,522)	1,522		0
Stock-based compensation expense		713				713

BALANCES AT DECEMBER 31, 2007	$962	$147,657	$57,255	$(6,900)	$(1,779)	$197,195

Comprehensive income:
Net income			29,834			29,834
Other comprehensive loss				(702)		(702)

Total Comprehensive Income						29,132

Cash dividends ($1.32 per share)			(12,728)			(12,728)
Exercise of stock options and related tax benefit (116,236 shares, net)	12	3,929				3,941
Common stock repurchased and returned to Unissued status (1,500 shares)		(58)				(58)
Reduction in shares issued for purchase acquisition (2,748 shares)	(1)	79				78
Directors deferred compensation plan (5,985 shares)		304			(304)	0
Cumulative effect adjustment – adoption of EITF 06-4			(582)			(582)
Stock-based compensation expense		931				931

BALANCES AT DECEMBER 31, 2008	$973	$152,842	$73,779	$(7,602)	$(2,083)	$217,909

Share data has been retroactively adjusted to reflect a 10% stock dividend paid on May 15, 2006.

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies

BASIS OF PRESENTATION: Tompkins Financial Corporation (“Tompkins” or “the Company”) is a registered Financial Holding Company with the Federal Reserve Board pursuant to the Bank Holding Company Act of 1956, as amended, organized under the laws of New York State, and is the parent company of Tompkins Trust Company (the “Trust Company”), The Bank of Castile, The Mahopac National Bank (“Mahopac National Bank”), Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”) and AM&M Financial Services, Inc. (“AM&M”). The consolidated financial information included herein combines the results of operations, the assets, liabilities, and shareholders’ equity (including comprehensive income or loss) of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclose contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the allowance for loan and lease losses, valuation of intangible assets, deferred income tax assets, and obligations related to employee benefits. Amounts in the prior years’ consolidated financial statements are reclassified when necessary to conform to the current year’s presentation.

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

SECURITIES: Management determines the appropriate classification of debt and equity securities at the time of purchase. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity and marketable equity securities are classified as either available-for-sale or trading. Available-for-sale securities are stated at fair value with the unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of accumulated comprehensive income or loss, in shareholders’ equity. Trading securities are stated at fair value, with unrealized gains or losses included in earnings. Securities with limited marketability or restricted equity securities, such as Federal Home Loan Bank stock and Federal Reserve Bank stock, are carried at cost.

Premiums and discounts are amortized or accreted over the expected life of the related security as an adjustment to yield using the interest method. Dividend and interest income are recognized when earned. Realized gains and losses on the sale of securities are included in securities gains (losses). The cost of securities sold is based on the specific identification method.

The Company reviews its investment portfolio quarterly for any declines in fair value that are deemed other-than-temporary. A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. In estimating other-than-temporary impairment losses, management considers, among other factors, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Note 1 Summary of Significant Accounting Policies (continued)

ALLOWANCE FOR LOAN AND LEASE LOSSES: Management regularly reviews the allowance for loan and lease losses in order to maintain the allowance at a level consistent with the inherent risk of loss in the loan and lease portfolios. Management’s evaluation of the adequacy of the allowance is based upon a review of the Company’s historical loss experience, known and inherent risks in the loan and lease portfolios, the estimated value of collateral, the level of nonperforming loans, and trends in delinquencies. External factors, such as the level and trend of interest rates and the national and local economies, are also considered. Management believes that the current allowance for loan and lease losses is adequate.

The Company accounts for impaired loans under Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”). SFAS 114, as amended, requires that impaired loans, except for large groups of smaller-balance homogeneous loans, be measured based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral (less costs to sell) if the loan is collateral dependent. If the measurement of the impaired loan is less than the recorded investment in the loan, an impairment reserve is recognized as part of the allowance for loan losses.

The Company applies the provisions of SFAS 114 to all impaired commercial and commercial real estate loans over $250,000 and to all loans restructured subsequent to the adoption of SFAS 114. Allowances for loan losses for the remaining loans are recognized in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”). Management considers a loan to be impaired if, based on current information, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the observable market price or the fair value of collateral (less costs to sell) if the loan is collateral dependent. Management excludes large groups of smaller balance homogeneous loans such as residential mortgages, consumer loans, and leases, which are collectively evaluated.

The Company has developed a methodology to measure the amount of estimated loan loss exposure inherent in the loan portfolio to ensure that an adequate allowance is maintained. The methodology includes an estimate of exposure for the following: specifically reviewed and graded loans, historical loss experience by product type, past due and nonperforming loans, and other internal and external factors such as local and regional economic conditions, growth trends, and credit policy and underwriting standards. The methodology includes a review of loans considered impaired in accordance with SFAS 114 as well as other commercial loans and commercial mortgage loans that are evaluated using an internal rating system. An estimated exposure amount is assigned to these internally reviewed credits based upon a review of the borrower’s financial condition, payment history, collateral adequacy, and business conditions. For commercial loans and commercial mortgage loans not specifically reviewed, and for homogenous loan portfolios such as residential mortgage loans and consumer loans, estimated exposure amounts are assigned based upon historical loss experience as well as past due status. Lastly, additional allowances are maintained based upon management judgment and assessment of other quantitative and qualitative factors such as regional and local economic conditions, portfolio growth trends, new lending products, and new market areas.

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, and declines in local property values. In addition, various Federal and State regulatory agencies, as part of their examination process, review the Company’s allowance and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination which may not be currently available to management.

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

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable time period, and there is a sustained period of repayment performance by the borrower in accordance with the contractual terms of the loan agreement. Payments received on loans carried as nonaccrual are generally applied as a reduction to the outstanding balance on the Company’s books. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis.

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

Note 1 Summary of Significant Accounting Policies (continued)

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

OTHER INTANGIBLE ASSETS: Other intangible assets include core deposit intangibles, customer related intangibles, covenants not to compete, and mortgage servicing rights. Core deposit intangibles represent a premium paid to acquire a base of stable, low cost deposits in the acquisition of a bank, or a bank branch, using purchase accounting. The amortization period for core deposit intangible ranges from 5 years to 10 years, using an accelerated method. The covenants not to compete are amortized on a straight-line basis over 3 to 6 years, while the customer related intangible is amortized on an accelerated basis over a range of 6 to 15 years. The amortization period is monitored to determine if circumstances require such periods to be revised. The Company periodically reviews its intangible assets for changes in circumstances that may indicate the carrying amount of the asset is impaired. The Company tests its intangible assets for impairment on an annual basis or more frequently if conditions indicate that an impairment loss has more likely than not been incurred.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE: Securities sold under agreements to repurchase (repurchase agreements) are agreements in which the Company transfers the underlying securities to a third-party custodian’s account that explicitly recognizes the Company’s interest in the securities. The agreements are accounted for as secured financing transactions provided the Company maintains effective control over the transferred securities and meets other criteria as specified in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company’s agreements are accounted for as secured financings; accordingly, the transaction proceeds are reflected as liabilities and the securities underlying the agreements continue to be carried in the Company’s securities portfolio.

Under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”), the Company elected to account for certain repurchase agreements at fair value, with unrealized gains or losses included in earnings.

TREASURY STOCK: The cost of treasury stock is shown on the Consolidated Statements of Condition as a separate component of shareholders’ equity, and is a reduction to total shareholders’ equity. Shares are released from treasury at fair value, identified on an average cost basis.

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

SEGMENT REPORTING: The Company has identified two business segments, banking and financial services. Financial services activities consist of the results of the Company’s trust, financial planning and wealth management, broker-dealer, and risk management operations. All other activities are considered banking.

COMPREHENSIVE INCOME: For the Company, comprehensive income represents net income plus the net change in unrealized gains or losses on securities available-for-sale for the period (net of taxes), and the actuarial gain or loss and amortization of unrealized amounts in the Company’s defined-benefit retirement and pension plan, supplemental employee retirement plan, and post-retirement life and healthcare benefit plan (net of taxes), and is presented in the Consolidated Statements of Changes in Shareholders’ Equity. Accumulated other comprehensive income (loss) represents the net unrealized gains or losses on securities available-for-sale (net of tax) and unrecognized net actuarial gain or loss, unrecognized prior service costs, and unrecognized net initial obligation (net of tax) in the Company’s defined-benefit retirement and pension plan, supplemental employee retirement plan, and post-retirement life and healthcare benefit plan.

Note 1 Summary of Significant Accounting Policies (continued)

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

Periodic pension expense or credits include service costs, interest costs based on the assumed discount rate, the expected return on plan assets based on actuarially derived market-related values, and amortization of actuarial gains or losses. Periodic postretirement benefit expense or credits include service costs, interest costs based on the assumed discount rate, amortization of unrecognized net transition obligations, and recognized actuarial gains or losses.

STOCK BASED COMPENSATION: Under SFAS No. 123 (Revised), Share-Based Payment (“SFAS 123(R)”) compensation costs include: (a) the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) the compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation cost is recorded on a straight-line basis over the vesting period of the awards.

The Company’s stock-based employee compensation plan is described in Note 13 “Stock Plans and Stock Based Compensation”, of this Report.

FAIR VALUE MEASUREMENTS: On January 1, 2007, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”) for financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. See Note 17 - Fair Value Measurements.

In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

ENDORSEMENT SPLIT-DOLLAR LIFE INSURANCE: On January 1, 2008, the Company changed its accounting policy and recognized a cumulative-effect adjustment to retained earnings totaling $582,000 related to accounting for certain endorsement split-dollar life insurance arrangements in connection with the adoption of Emerging Issues Task Force (“EITF”) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

Statements of Financial Accounting Standards

In December 2007 the FASB issued SFAS No. 141, Business Combinations (Revised 2007) (“SFAS 141R”). SFAS 141R replaces SFAS 141, Business Combinations, and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5. SFAS 141R may have a significant impact on any future business combinations closing on or after January 1, 2009.

Note 1 Summary of Significant Accounting Policies (continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.

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

Financial Accounting Standards Board Staff Positions and Interpretations

Financial Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 will be effective on January 1, 2009. All previously reported earnings per share data will be retrospectively adjusted to conform with the provisions of FSP EITF 03-6-1. FSP EITF 03-6-1 is not expected to have a significant impact on the Company’s financial statements.

FSP No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, (“FSP 132(R)-1”) provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under FSP 132(R)-1, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by FSP 132(R)-1 will be included in the Company’s financial statements for the year-ended December 31, 2009.

Note 2 Mergers and Acquisitions

The acquisitions discussed below were accounted for as purchase transactions. The purchase price was allocated to the underlying assets and liabilities based on estimated fair values at the date of acquisition. The operating results of the acquired companies are included in the Company’s results of operations since their respective dates of acquisition.

On May 9, 2008, the Company acquired Sleepy Hollow Bancorp, Inc., (“Sleepy Hollow”), a privately held bank holding company located in Sleepy Hollow, New York. The outstanding shares of common stock of Sleepy Hollow were cancelled and exchanged for the right to receive the per-share cash merger consideration totaling $30.2 million. The total cost of the Sleepy Hollow acquisition was approximately $30.5 million, including acquisition related costs of approximately $234,000. Sleepy Hollow Bank, the wholly-owned subsidiary of Sleepy Hollow, operated five full-service offices and one limited-service facility, all in Westchester County, New York. Upon completion of the Sleepy Hollow acquisition, Sleepy Hollow Bank was merged into Mahopac National Bank.

The total purchase price paid for the acquisition was allocated based upon the estimated fair values of the assets acquired and liabilities assumed as set forth below.

(in thousands)	May 9, 2008

Assets
Cash and cash equivalents	$42,910
Securities available-for-sale	46,912
Loans, net	149,681
Premises and equipment, net	3,247
Core deposit intangible asset	2,431
Covenant not to compete intangible asset	313
Goodwill	18,196
Other assets	5,517

Total assets acquired	$269,207

Liabilities
Deposits	$229,038
Other liabilities	9,699

Total liabilities assumed	$238,737

The goodwill is not being amortized but will be evaluated at least annually for impairment. Goodwill is not deductible for taxes. The core deposit intangible asset is being amortized over 10 years using an accelerated method. The covenant-not-to-compete is being amortized over 3 years. The results of operations of Sleepy Hollow are included in the Company’s consolidated earnings commencing on May 9, 2008.

On January 6, 2006, the Company completed its acquisition of AM&M Financial Services, Inc. (“AM&M”), a fee-based financial planning firm headquartered in Pittsford, New York. Under the terms of the Agreement and Plan of Merger dated November 21, 2005 by and between the Company and AM&M, the Company acquired all of the issued and outstanding shares of AM&M stock for an initial merger consideration of $2,375,000 in cash and 59,377 shares of Tompkins common stock. The transaction resulted in intangible assets of $4.7 million, including goodwill of $3.7 million, customer related intangible of $968,000, and a covenant-not-to-compete of $108,000. The customer related intangible and the covenant-not-to-compete are being amortized over 15 years and 5 years, respectively.

In addition to the merger consideration paid at closing, additional contingent amounts of up to $8.5 million (payable one-half in cash and one-half in Tompkins common stock) may be paid over a period of four years from closing, depending on the operating results of AM&M. There was no provision for contingent consideration in 2008. Operating results for AM&M in 2007 and 2006 resulted in additional consideration, which was recorded as goodwill at the time of payment, under the criteria established by SFAS No. 141. The amount of additional goodwill recorded in 2007 and 2006 were $1.5 million and $2.2 million, respectively. In 2008, the Company adjusted the goodwill recorded at year-end 2007 related to the contingent consideration by $79,000.

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

On September 1, 2007, Tompkins Insurance acquired Flint-Farrell Insurance Agency, an insurance agency in Amherst, New York, in a cash transaction. The transaction resulted in goodwill of $110,000, customer related intangibles of $58,000 and a covenant-not-to-compete of $24,000. The customer related intangibles and covenant-not-to-compete are being amortized over 15 and 5 years, respectively. Goodwill was increased by $18,000 in 2008 as the requirements for contingent consideration were met.

On September 28, 2007, AM&M acquired the assets of Francis M. Celona, CPA, P.C., a local accounting and financial services company in Honeoye Falls, New York, in a cash transaction. The transaction resulted in goodwill of $47,000, customer related intangibles of $56,000 and a covenant-not-to-compete of $6,000. The customer related intangibles and covenant-not-to-compete are being amortized over 15 years and 5 years, respectively. In addition to the merger consideration paid at closing, additional contingent amounts of up to $180,000 may be paid over a period of three years from closing, depending on certain criteria being met. An additional payment of $58,000 was made in 2008 and recorded as part of goodwill.

On May 1, 2008, AM&M acquired the stock of Robert G. Relph Comprehensive Brokerage Services, Inc., a local insurance agency engaged in the provision of insurance brokerage services, in a cash transaction. The transaction resulted in goodwill of $234,000, customer related intangibles of $68,000 and a covenant-not-to-compete of $12,000. The customer related intangibles and covenant-not-to-compete are being amortized over 15 years and 5 years, respectively.

Note 3 Securities

Available-for-Sale and Held-to-Maturity Securities

The following summarizes available-for-sale and held-to-maturity securities held by the Company:

		Available-for-Sale Securities

December 31, 2008 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. Government sponsored entities	$194,537	$5,074	$86	$199,525
Obligations of states and political subdivisions	63,158	721	325	63,554
Mortgage-backed securities	465,612	11,323	2,964	473,971
U.S. corporate securities	2,500	0	0	2,500

Total debt securities	725,807	17,118	3,375	739,550

Equity securities	24,643	0	0	24,643

Total available-for-sale securities	$750,450	$17,118	$3,375	$764,193

Available-for-sale securities include $24.5 million in nonmarketable equity securities, which are carried at cost since fair values are not readily determinable. This figure includes $21.0 million of Federal Home Loan Bank (“FHLB”) stock and $1.9 million of Federal Reserve Bank (“FRB”) stock, which are required to be held for regulatory purposes and for borrowings availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Substantially all of the above mortgage-backed securities are direct pass through securities or collateralized mortgage obligations issued or backed by Federal entities. Available-for-sale mortgage-backed securities also include $17.3 million (amortized cost) of private-issue mortgage-backed securities.

Note 3 Securities (continued)

		Held-to-Maturity Securities

December 31, 2008 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of states and political subdivisions	$54,453	$829	$218	$55,064

Total held-to-maturity debt securities	$54,453	$829	$218	$55,064

		Available-for-Sale Securities

December 31, 2007 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. Government sponsored entities	$180,765	$1,025	$168	$181,622
Obligations of states and political subdivisions	51,852	563	123	52,292
Mortgage-backed securities	381,290	2,395	1,460	382,225
U.S. corporate securities	2,500	0	0	2,500

Total debt securities	616,407	3,983	1,751	618,639
Equity securities	20,509	0	0	20,509

Total available-for-sale securities	$636,916	$3,983	$1,751	$639,148

Available-for-sale securities include $20.4 million in nonmarketable equity securities, which are carried at cost since fair values are not readily determinable. This figure includes $17.6 million of Federal Home Loan Bank (“FHLB”) stock and $729,000 of Federal Reserve Bank (“FRB”) stock, which are required to be held for regulatory purposes and for borrowings availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Substantially all of the above mortgage-backed securities are direct pass through securities or collateralized mortgage obligations issued or backed by Federal entities. Available-for-sale mortgage-backed securities also include $10.4 million (amortized cost) of private-issue mortgage-backed securities.

		Held-to-Maturity Securities

December 31, 2007 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of states and political subdivisions	$49,593	$833	$129	$50,297

Total held-to-maturity debt securities	$49,593	$833	$129	$50,297

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

December 31, 2008 (in thousands)	Amortized Cost	Fair Value

Available-for-sale securities:
Due in one year or less	$16,640	$16,742
Due after one year through five years	70,769	71,999
Due after five years through ten years	159,268	163,137
Due after ten years	13,518	13,701

Total	260,195	265,579

Mortgage-backed securities	465,612	473,971

Total available-for-sale debt securities	$725,807	$739,550

Note 3 Securities (continued)

December 31, 2008 (in thousands)	Amortized Cost	Fair Value

Held-to-maturity securities:
Due in one year or less	$20,474	$20,528
Due after one year through five years	21,608	22,089
Due after five years through ten years	10,389	10,552
Due after ten years	1,982	1,895

Total held-to-maturity debt securities	$54,453	$55,064

Realized gains on available-for-sale securities were $547,000 in 2008, $423,000 in 2007, and $15,000 in 2006; realized losses on available-for-sale securities were $70,000 in 2008, $39,000 in 2007, and $0 in 2006.

The following table summarizes available-for-sale and held-to-maturity securities that had unrealized losses at December 31, 2008:

	Less than 12 Months		12 Months or Longer		Total

(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of states and political subdivisions	$32,222	$509	$431	$34	$32,653	$543
Mortgage-backed securities	30,068	2,769	10,010	281	40,078	3,050

Total securities	$62,290	$3,278	$10,441	$315	$72,731	$3,593

The following table summarizes available-for-sale and held-to-maturity securities that had unrealized losses at December 31, 2007:

	Less than 12 Months		12 Months or Longer		Total

(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. Government sponsored entities	$8,837	$6	$42,913	$90	$51,750	$96
Obligations of states and political subdivisions	7,956	76	20,992	176	28,948	252
Mortgage-backed securities	36,935	231	97,995	1,301	134,930	1,532

Total securities	$53,728	$313	$161,900	$1,567	$215,628	$1,880

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2008 and December 31, 2007, management also had the ability and intent to hold the securities classified as available-for-sale for a period of time sufficient for a recovery of cost, which could be maturity. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for similar investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2008, and December 31, 2007, management believes the impairments detailed in the tables above are temporary and no impairment loss has been realized in the Company’s Consolidated Statements of Income.

The Company pledges securities as collateral for public deposits and other borrowings, and sells securities under agreements to repurchase (see Note 10 Securities Sold Under Agreements to Repurchase and Federal Funds Purchased). Securities carried of $699.6 million and $577.5 million at December 31, 2008 and 2007, respectively, were either pledged or sold under agreements to repurchase.

Note 3 Securities (continued)

Except for U.S. government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of shareholders’ equity at December 31, 2008.

The Company has an equity investment in a small business investment company (SBIC) established for the purpose of providing financing to small businesses in market areas served by the Company. As of December 31, 2008 and 2007, this investment totaled $3.5 million and $3.4 million, respectively, and was included in other assets on the Company’s Consolidated Statements of Condition. The investment is accounted for under the equity method of accounting.

Trading Securities

The following summarizes trading securities, at estimated fair value, as of December 31:

(in thousands)	2008	2007

Obligations of U.S. Government sponsored entities	$12,218	$37,110
Mortgage-backed securities	25,883	23,025

Total	38,101	60,135

Note 4 Comprehensive Income

Comprehensive income for the three years ended December 31 is summarized below:

(in thousands)	2008	2007	2006

Net income	$29,834	$26,371	$27,767

Other comprehensive (loss) income, net of tax:

Unrealized gain on available-for-sale securities:
Net unrealized holding gain on available-for-sale securities arising during the year. Pre-tax net unrealized holding gain was $11,988 in 2008 $7,977 in 2007, and $2,632 in 2006.	7,193	4,786	1,579

Reclassification adjustment for net realized gain on the sale of available-for-sale securities (pre-tax net gain of $477 in 2008, $384 in 2007, and $15 in 2006).	(286)	(230)	(9)
Employee benefit plans:
Recognized actuarial losses, prior service cost, and transition obligation (pre-tax of $12,682 in 2008, and $1,299 in 2007.	(7,609)	(491)	0

Other comprehensive (loss) income	(702)	4,065	1,570

Total comprehensive income	$29,132	$30,436	$29,337

The components of accumulated other comprehensive loss, net of tax, as of year-end were are follows:

(in thousands)	2008	2007	2006

Net unfunded liability for employee benefit plans	$(15,848)	$(8,239)	$(7,748)
Net unrealized gain (loss) on available-for-sale securities	8,246	1,339	(4,739)

Total accumulated other comprehensive loss	$(7,602)	$(6,900)	$(12,487)

Note 5 Loan and Lease Classification Summary and Related Party Transactions

Loans and Leases at December 31 were as follows:

(in thousands)	2008	2007

Residential real estate	$625,263	$504,353
Commercial real estate	571,929	422,279
Real estate construction	52,114	43,002
Commercial	467,420	381,666
Consumer and other	87,998	80,730
Leases	14,968	10,832

Total loans and leases	1,819,692	1,442,862
Less unearned income and net deferred costs and fees	(2,161)	(2,740)

Total loans and leases, net of unearned income and deferred costs and fees	$1,817,531	$1,440,122

As part of its asset/liability management strategy the Company may sell certain residential mortgage loans in the secondary market. During 2008, 2007, and 2006, the Company sold residential mortgage loans totaling $11.3 million, $10.7 million, and $12.5 million, respectively, and realized gains on these sales of $105,000, $159,000, and $177,000, respectively. When residential mortgage loans are sold or securitized, the Company typically retains all servicing rights, which provides the Company with a source of fee income. In connection with the sales in 2008, 2007, and 2006, the Company recorded mortgage-servicing assets of $26,000, $46,000, and $294,000, respectively.

Amortization of mortgage servicing assets amounted to $117,000 in 2008, $122,000 in 2007 and $116,000 in 2006. At December 31, 2008 and 2007, the Company serviced residential mortgage loans aggregating $149.9 million and $154.5 million, including loans securitized and held as available-for-sale securities. Mortgage servicing rights totaled $961,000 at December 31, 2008 and $1.1 million at December 31, 2007. Loans held for sale, which are included in residential real estate in the table above, totaled $145,000, and $482,000 at December 31, 2008 and 2007, respectively. No loans were securitized in 2008 and 2007.

As members of the FHLB, the Company’s subsidiary banks may use unencumbered mortgage related assets to secure borrowings from the FHLB. At December 31, 2008, the Company had $177.2 million in term advances from the FHLB that were secured by residential mortgage loans.

The Company’s loan and lease customers are located primarily in the upstate New York communities served by its three subsidiary banks. The Trust Company operates fourteen banking offices in the counties of Tompkins, Cayuga, Cortland, and Schuyler, New York. The Bank of Castile operates fourteen banking offices in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. Mahopac National Bank is located in Putnam County, New York, and operates five offices in that county, three offices in neighboring Dutchess County, New York, and one office in Westchester County, New York. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

Directors and officers of the Company and its affiliated companies were customers of, and had other transactions with, the Company’s banking subsidiaries in the ordinary course of business. Such loans and commitments were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons not related to the Company, and did not involve more than normal risk of collectibility or present other unfavorable features.

Loan transactions with related parties at December 31 are summarized as follows:

(in thousands)	2008	2007

Balance at beginning of year	$12,653	$11,031
New Directors/Executive Officers	480	2,307
Former Directors/Executive Officers	(518)	(42)
New loans and advancements	2,232	1,945
Loan payments	(4,343)	(2,588)

Balance at end of year	$10,504	$12,653

Note 6 Allowance for Loan and Lease Losses

Changes in the allowance for loan and lease losses at December 31 are summarized as follows:

(in thousands)	2008	2007	2006

Allowance at beginning of year	$14,607	$14,328	$13,677
Provisions charged to operations	5,428	1,529	1,424
Recoveries on loans and leases	442	510	491
Loans and leases charged-off	(3,290)	(1,760)	(1,264)
Allowance acquired in purchase acquisition	1,485	0	0

Allowance at end of year	$18,672	$14,607	$14,328

The Company’s recorded investment in loans and leases that are considered impaired totaled $9.7 million at December 31, 2008 and $7.1 million at December 31, 2007. The average recorded investment in impaired loans and leases was $8.6 million in 2008, $6.8 million in 2007, $2.0 million in 2006. The December 31, 2008, recorded investment in impaired loans and leases includes $9.7 million of loans and leases that had related allowances of $520,000. The December 31, 2007, recorded investment in impaired loans and leases includes $7.1 million of loans and leases that had related allowances of $520,000. Interest income recognized on impaired loans and leases, all collected in cash, was $455,000 for 2008, $283,000 for 2007, and $92,000 for 2006.

The principal balances of nonperforming loans and leases, including impaired loans and leases, at December 31 are detailed in the table below.

(in thousands)	2008	2007

Loans 90 days past due and accruing	$161	$312
Nonaccrual loans	15,798	8,890
Troubled debt restructurings not included above	69	145

Nonperforming loans and leases	$16,028	$9,347

The difference between the interest income that would have been recorded if these loans and leases had been paid in accordance with their original terms and the interest income that was recorded for the years ended December 31, 2008, 2007, and 2006 was not significant.

Note 7 Goodwill and Other Intangible Assets

Information regarding the carrying amount and the amortization expense of the Company’s acquired intangible assets are disclosed in the tables below.

December 31, 2008 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets:
Core deposit intangible	$7,891	$5,672	$2,219
Other intangibles	5,766	2,686	3,080

Subtotal amortized intangible assets	13,657	8,358	5,299
Goodwill – Banking segment	25,296	1,723	23,573
Goodwill – Financial Services segment	18,207	301	17,906

Subtotal goodwill	43,503	2,024	41,479

Total intangible assets	$57,160	$10,382	$46,778

Note 7 Goodwill and Other Intangible Assets (continued)

December 31, 2007 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets:
Core deposit intangible	$5,459	$5,202	$257
Other intangibles	5,373	2,133	3,240

Subtotal amortized intangible assets	10,832	7,335	3,497
Goodwill – Banking segment	7,100	1,723	5,377
Goodwill – Financial Services segment	17,818	301	17,517

Subtotal goodwill	24,918	2,024	22,894

Total intangible assets	$35,750	$9,359	$26,391

The changes in the carrying amount of goodwill for the year ended December 31, 2008 are provided in the following table. The changes in goodwill were in both the Banking segment and the Financial Services segment.

(in thousands)	Gross Carrying Amount	Net Carrying Amount

Balance as of January 1, 2008	$24,918	$22,894
Goodwill acquired during the year – Banking Segment	18,196	18,196
Goodwill acquired during the year – Financial Services Segment	234	234
Goodwill adjustments related to prior year acquisitions – Financial Services Segment	155	155

Balance as of December 31, 2008	$43,503	$41,479

At December 31, 2008, the Company had unamortized goodwill related to its various acquisitions totaling $41.5 million compared with $22.9 million at December 31, 2007. During 2008, the Company recorded goodwill of $18.2 million related to the acquisition of Sleepy Hollow Bancorp, and goodwill of $234,000 related to the acquisition of Robert G. Relph Comprehensive Brokerage Services, Inc. The Company recorded additional goodwill of $58,000 related to the acquisition of Fran Celona, CPA, P.C. as the requirement for contingent consideration was met resulting in additional consideration being paid. In addition, the Company adjusted the goodwill recorded at year-end 2007 related to the contingent consideration for the AM&M acquisition by $79,000. Goodwill recorded in connection with the acquisition of Flint-Farrell Insurance Agency was increased by $18,000 as the requirements for contingent consideration were met.

At December 31, 2008, the Company had core deposit intangible assets related to various acquisitions of $2.2 million compared to $257,000 at December 31, 2007. The increase reflects core deposit intangibles recorded in the Sleepy Hollow Bancorp acquisition less amortization. Amortization of core deposit intangible assets amounted to $470,000 in 2008, $278,000 in 2007 and $381,000 in 2006.

At December 31, 2008, other intangible assets, consisting of mortgage servicing rights, customer lists and contracts, and covenants-not-to-compete, totaled $3.1 million compared with $3.2 million at December 31, 2007.

The Company reviews its goodwill and intangible assets annually, or more frequently if conditions warrant, for impairment in accordance with SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS 142”). In testing goodwill for impairment, the Company compares the estimated fair value of each reporting unit to their respective carrying amounts, including goodwill. Based on the Company’s 2008 review, there was no impairment of its goodwill or intangible assets.

Amortization expense related to other intangibles totaled $906,000 in 2008, $653,000 in 2007, and $674,000 in 2006. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2008 is as follows:

Estimated amortization expense: *
For the year ended December 31, 2009	$905
For the year ended December 31, 2010	753
For the year ended December 31, 2011	556
For the year ended December 31, 2012	438
For the year ended December 31, 2013	365

*Excludes the amortization of mortgage servicing rights. Amortization of mortgage servicing rights was $117,000, $122,000, and $116,000 in 2008, 2007, and 2006, respectively.

Note 8 Premises and Equipment

Premises and equipment at December 31 were as follows:

(in thousands)	2008	2007

Land	$7,727	$7,591
Premises	51,418	47,473
Furniture, fixtures, and equipment	34,116	31,934
Accumulated depreciation and amortization	(46,648)	(42,187)

Total	$46,613	$44,811

Depreciation and amortization expenses in 2008, 2007, and 2006 are included in operating expenses as follows:

(in thousands)	2008	2007	2006

Premises	$1,768	$1,378	$1,148
Furniture, fixtures, and equipment	2,443	2,431	2,390

Total	$4,211	$3,809	$3,538

The following is a summary of the future minimum lease payments under non-cancelable operating leases as of December 31, 2008:

(in thousands)

2009	$2,173
2010	2,102
2011	1,450
2012	1,333
2013	1,202
Thereafter	12,707

Total	$20,967

The Company leases land, buildings and equipment under operating lease arrangements extending to the year 2090. Total gross rental expense amounted to $2.4 million in 2008, $2.1 million in 2007, and $1.7 million in 2006. Most leases include options to renew for periods ranging from 5 to 20 years. Options to renew are not included in the above future minimum rental commitments. The Company has two land lease commitments with terms expiring in 2042 and 2090.

Note 9 Deposits

The aggregate time deposits of $100,000 or more were $277.8 million at December 31, 2008, and $245.4 million at December 31, 2007. Scheduled maturities of time deposits at December 31, 2008, were as follows:

(in thousands)	Less than $100,000	$100,000 and over	Total

Maturity
Three months or less	$141,221	$154,399	$295,620
Over three through six months	109,807	64,238	174,045
Over six through twelve months	113,112	39,279	152,391

Total due in 2009	364,140	257,916	622,056
2010	41,612	12,807	54,419
2011	6,846	2,069	8,915
2012	5,872	1,846	7,718
2013	2,970	1,149	4,119
2014 and thereafter	3,820	2,060	5,880

Total	$425,260	$277,847	$703,107

Note 10 Securities Sold Under Agreements to Repurchase and Federal Funds Purchased

Information regarding securities sold under agreements to repurchase and Federal funds purchased for the years ended December 31, is detailed in the tables below:

Securities Sold Under Agreements to Repurchase (dollar amounts in thousands)	2008	2007	2006

Total outstanding at December 31	$195,304	$195,447	$191,490
Maximum month-end balance	225,065	206,888	191,490
Average balance during the year	203,219	198,950	158,818
Weighted average rate at December 31	3.46%	3.97%	3.92%
Average interest rate paid during the year	3.69%	4.08%	3.71%

Federal Funds Purchased (dollar amounts in thousands)	2008	2007	2006

Total outstanding at December 31	$1,000	$0	$0
Maximum month-end balance	1,000	6,800	3,500
Average balance during the year	165	176	328
Weighted average rate at December 31	0.50%	N/A	N/A
Average interest rate paid during the year	2.42%	5.39%	3.71%

Securities sold under agreements to repurchase are secured borrowings that typically mature within thirty to ninety days, although the Company has entered into repurchase agreements with the Federal Home Loan Bank (“FHLB”) with maturities that extend through 2017. As of December 31, 2008, the Company had $152.0 million in repurchase agreements with the FHLB, of which $130.0 million mature over one year. Maturities of repurchase agreements due over one year include $25.0 million in 2010, $20.0 million in 2011, $25.0 million in 2013, $5.0 million in 2014, $45.0 million in 2016, and $10.0 million in 2017.

Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Total securities sold under agreements to repurchase at December 31, 2008, includes a $10.0 million, 3-year repo convertible FHLB advance at 5.046%, convertible at the end of 1 year; and a $5.0 million, 7-year repo convertible FHLB advance at 4.715%, convertible at the end of 3 years, where the Company elected to apply the fair value option under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). The $15.0 million identified for fair value were selected because their durations were similar to the durations of trading securities. As of December 31, 2008, the aggregate fair value of the $15.0 million of securities sold under agreements to repurchase was $16.2 million. For the twelve months ended December 31, 2008, the fair value of these borrowings increased by $617,000. The change in fair value is included on the Company’s Consolidated Statements of Income in “Mark-to-Market (Loss) Gain on Liabilities Held at Fair Value.”

Federal funds purchased are short-term borrowings that typically mature within one to ninety days.

Note 11 Other Borrowings

The following table summarizes the Company’s borrowings as of December 31:

(in thousands)	2008	2007

Overnight FHLB advances	$73,500	$74,800
Term FHLB advances	177,152	135,914
Other	24,139	148

Total borrowings	$274,791	$210,862

The Company, through its subsidiary banks, had available line-of-credit agreements with banks permitting borrowings to a maximum of approximately $28.0 million at December 31, 2008 and $31.6 million at December 31, 2007. There was $1.0 million of outstanding advances against those lines at December 31, 2008; there were no advances outstanding at December 31, 2007.

Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At December 31, 2008, the unused borrowing capacity on established lines with the FHLB was $362.3 million.

Note 11 Other Borrowings (continued)

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At December 31, 2008, total unencumbered residential mortgage loans of the Company were $192.2 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB. At December 31, 2008, there were $177.2 million in term advances with the FHLB with a weighted average rate of 4.38% compared to $135.9 million at December 31, 2007 with a weighted average rate of 4.75%. Of the $177.2 million of term advances with the FHLB at December 31, 2008, $16.0 million matures in one year and $161.2 million matures over one year. Maturities of advances due over one year include $20.0 million in 2010, $19.0 million in 2011, $25.0 million in 2012, $15.0 million in 2013, $20.0 million in 2014, $10.0 million in 2015, and $52.2 million in 2017.

The Company’s FHLB borrowings at December 31, 2008 included $144.0 million, at cost, in fixed-rate callable borrowings, which can be called by the FHLB if certain conditions are met. Additional details on the fixed-rate callable advances are provided in the following table.

	Current Balance	Rate	Maturity Date	Call Date	Call Frequency	Call Features

	$10,000,000	4.945	December 21, 2010	March 21, 2009	Quarterly	FHLB option
	3,000,000	5.120	January 31, 2011	January 31, 2009	Quarterly	FHLB option
	3,000,000	4.880	January 31, 2011	January 31, 2009	Quarterly	FHLB option
	3,000,000	5.120	March 7, 2011	March 5, 2009	Quarterly	FHLB option
	5,000,000	4.710	November 28, 2011	February 28, 2009	Quarterly	FHLB option
	12,500,000	4.245	September 28, 2012	September 28, 2009	One time	FHLB option
	12,500,000	4.416	September 28, 2012	September 28, 2010	One time	FHLB option
	5,000,000	2.800	January 22, 2013	January 22, 2011	One time	FHLB option
	5,000,000	3.065	February 28, 2013	February 28, 2011	Quarterly	FHLB option
	5,000,000	3.390	May 2, 2013	May 2, 2011	One time	FHLB option
	10,000,000	4.680	June 9, 2014	March 8, 2009	Quarterly	FHLB option
	10,000,000	4.756	June 9, 2014	March 8, 2009	Quarterly	FHLB option
	10,000,000	3.850	June 3, 2015	June 3, 2010	One time	FHLB option
	5,000,000	4.405	March 29, 2017	March 29, 2009	Quarterly	Libor strike 6.0%
	5,000,000	4.894	May 22, 2017	May 22, 2009	Quarterly	Libor strike 7.0%
	10,000,000	4.915	June 8, 2017	June 8, 2010	Quarterly	FHLB option
	10,000,000	5.135	June 8, 2017	March 8, 2009	Quarterly	Libor strike 7.0%
	10,000,000	5.189	June 8, 2017	June 8, 2012	Quarterly	FHLB option
	10,000,000	5.183	June 28, 2017	June 28, 2012	One time	FHLB option

Total	$144,000,000

Other borrowings included a term borrowing with a bank totaling $24.0 million and $0 million at December 31, 2008 and 2007. There were also a Treasury Tax and Loan Note account with the Federal Reserve Bank of New York totaling $100,000 at December 31, 2008 and 2007, and borrowings from unrelated financial institutions totaling $39,000 and $48,000 at December 31, 2008 and 2007, respectively.

The Company elected to apply the fair value option for a $10.0 million, 10-year fixed convertible FLHB advance at 5.183%, convertible at the end of 3 years with a maturity of June 28, 2017. The $10.0 million advance identified for fair value was selected because its duration was similar to the durations of trading securities. As of December 31, 2008, the aggregate fair value of the $10.0 million FHLB advance was approximately $12.2 million. For the twelve months ended December 31, 2008, the fair value of this advance increased by $1.4 million. The change in fair value is included on the Company’s Consolidated Statements of Income in “Mark-to-Market (Loss) Gain on Liabilities Held at Fair Value.”

Note 12 Employee Benefit Plans

The Company maintains a noncontributory defined-benefit retirement and pension plan (the “Pension Plan”) covering substantially all employees of the Company. The benefits are based on years of service and percentage of the employees’ average compensation. Assets of the Company’s Pension Plan are invested in common and preferred stock, U. S. Government securities, corporate bonds and notes, and mutual funds. At December 31, 2008, the plan assets included 38,357 shares of Tompkins common stock that had a fair value of $2.2 million.

The Company acquired Sleepy Hollow Bancorp, Inc., (“Sleepy Hollow”) effective May 9, 2008. At the time of acquisition, Sleepy Hollow was in the process of terminating its defined benefit pension plan. At December 31, 2008, this plan’s assets approximated the obligations expected to be paid out in 2009 when the plan is formally terminated.

Note 12 Employee Benefit Plans (continued)

The Company maintains supplemental employee retirement plans (the “SERP”) for certain executives. All benefits provided under the SERP are unfunded and the Corporation makes payments to plan participants.

The Company also maintains a post-retirement life and healthcare benefit plan (the “Life and Healthcare Plan”), which was amended in 2005. For employees commencing employment after January 1, 2005, the Company does not contribute towards the Life and Healthcare Plan. Retirees and employees who were eligible to retire when the Life and Healthcare Plan was amended were unaffected. Generally, all other employees were eligible for Health Savings Accounts (“HSA”) with an initial balance equal to the amount of the Company’s estimated then current liability. Contributions to the plan are limited to an annual contribution of 4% of the total HSA balances. Employees, upon retirement, will be able to utilize their HSA for qualified health costs and deductibles.

The Company accounts for the Pension Plan in accordance with Statement of Financial Accounting Standard (SFAS) No. 87 Employers’ Accounting for Pensions, and SFAS No. 88 Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, as amended by SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS No. 158 requires companies to reflect each defined benefit and other postretirement benefits plan’s funded status on its balance sheet. The Company implemented the provisions of SFAS 158 effective December 31, 2006. The funded or unfunded status of the Pension Plan, Life and Healthcare Plan, and the SERP are recognized in the accompanying Consolidated Statements of Condition as other assets or other liabilities.

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

The following table sets forth the changes in the projected benefit obligation for the Pension Plan and SERP and the accumulated benefit obligation for the Life and Healthcare Plan; and the respective plan assets, and the plans’ funded status and amounts recognized in the Company’s Consolidated Statements of Condition at December 31, 2008 and 2007 (the measurement dates of the plans).

	Pension Plan		Life and Healthcare Plan		SERP Plan

(in thousands)	2008	2007	2008	2007	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of year	$37,596	$34,088	$5,245	$5,111	$8,506	$7,767
Service cost	1,908	1,872	133	120	169	173
Interest cost	2,249	2,049	346	306	515	484
Plan participants’ contributions	0	0	106	81	0	0
Actuarial loss (gain)	231	1,034	139	(100)	73	338
Benefits paid	(1,656)	(1,474)	(340)	(273)	(259)	(256)
Plan amendments	0	27	375	0	103	0

Benefit obligation at end of year	$40,328	$37,596	$6,004	$5,245	$9,107	$8,506

Change in plan assets:
Fair value of plan assets at beginning of year	$36,407	$35,717	$0	$0	$0	$0
Actual return on plan assets	(9,170)	2,164	0	0	0	0
Plan participants’ contributions	0	0	106	81	0	0
Employer contribution	10,000	0	234	192	259	256
Benefits paid	(1,656)	(1,474)	(340)	(273)	(259)	(256)

Fair value of plan assets at end of year	$35,581	$36,407	$0	$0	$0	$0

Unfunded status	$(4,747)	$(1,189)	$(6,004)	$(5,245)	$(9,107)	$(8,506)

The accumulated benefit obligation for the Pension Plan for 2008 and 2007 was $39.2 million and $36.1 million, respectively. The accumulated benefit obligation for the SERP for 2008 and 2007 was $6.0 million and $5.5 million, respectively. The unfunded status of the pension, life and healthcare and SERP plans has been recognized in other liabilities in the Consolidated Statement of Condition at December 31, 2008, in the amounts of $4.7 million, $6.0 million, and $9.1 million, respectively. The unfunded status of the pension, life and healthcare and SERP plans has been recognized in other liabilities in the Consolidated Statement of Condition at December 31, 2007, in the amounts of $1.2 million, $5.2 million, and $8.5 million, respectively.

Note 12 Employee Benefit Plans (continued)

Net periodic benefit cost and other comprehensive income includes the following components:

(in thousands)	Pension Plan			Life and Healthcare Plan			SERP Plan

Components of net periodic benefit cost	2008	2007	2006	2008	2007	2006	2008	2007	2006

Service cost	$1,908	$1,872	$1,577	$133	$120	$108	$169	$173	$70
Interest cost	2,249	2,049	1,865	346	306	260	515	484	438
Expected return on plan assets	(3,277)	(2,885)	(2,754)	0	0	0	0	0	0
Amortization of prior service cost	(105)	(107)	(107)	16	0	0	101	93	93
Recognized net actuarial loss	546	577	716	0	0	0	61	92	111
Amortization of transition liability	0	0	0	67	67	67	0	0	0

Net periodic benefit cost	$1,321	$1,506	$1,297	$562	$493	$435	$846	$842	$712

Other changes in plan assets and benefit obligations recognized in other comprehensive income

Net actuarial loss (gain)	$12,678	$1,755	$0	$139	$(99)	$0	$73	$338	$0
Recognized actuarial loss	(546)	(577)	0	0	0	0	(61)	(92)	0
Prior service cost	0	27	0	375	0	0	103	0	0
Recognized prior service cost (credit)	105	107	0	(16)	0	0	(101)	(93)	0
Recognized net initial obligation	0	0	0	(67)	(67)	0	0	0	0

Recognized in other comprehensive income	$12,237	$1,312	$0	$431	$(166)	$0	$14	$153	$0

Total recognized in net periodic benefit cost and other comprehensive income	$13,558	$2,818	$1,297	$993	$327	$435	$860	$995	$712

Pre-tax amounts recognized as a component of accumulated other comprehensive income as of year-end that have not been recognized as a component of the Company’s combined net periodic benefit cost of the Company’s defined benefit retirement and pension plan, post-retirement healthcare benefit plan and SERP are presented in the following table.

(in thousands)	Pension Plan			Life and Healthcare Plan			SERP Plan

	2008	2007	2006	2008	2007	2006	2008	2007	2006

Net actuarial loss (gain)	$23,989	$11,857	$10,678	$(65)	$(204)	$(105)	$1,918	$1,906	$1,660
Prior service cost (credit)	(706)	(811)	(944)	359	0	0	600	598	691
Unrecognized net initial obligation	0	0	0	319	386	453	0	0	0

Total	$23,283	$11,046	$9,734	$613	$182	$348	$2,518	$2,504	$2,351

The pre-tax amounts included in accumulated other comprehensive income that are expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2009 are shown below.

(in thousands)	Pension Plan	Life and Healthcare Plan	SERP Plan

Actuarial loss	$1,475	$0	$80
Prior service cost	(105)	16	101
Net initial obligation	0	67	0

Total	$1,370	$83	$181

Note 12 Employee Benefit Plans (continued)

Weighted-average assumptions used in accounting for the plans were as follows:

	Pension Plan			Life and Healthcare Plan			SERP Plan

	2008	2007	2006	2008	2007	2006	2008	2007	2006

Discount rates:
Benefit Cost for Plan Year	6.25%	6.00%	5.75%	6.25%	6.00%	5.75%	6.25%	6.00%	5.75%
Benefit Obligation at End of Plan Year	6.05%	6.25%	6.00%	6.05%	6.25%	6.00%	6.05%	6.25%	6.00%
Expected long-term return on plan assets	8.25%	8.25%	8.50%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase
Benefit Cost for Plan Year	5.50%	5.00%	4.00%	5.50%	4.00%	4.00%	5.00%	5.00%	5.00%
Benefit Obligation at End of Plan Year	5.50%	5.50%	4.00%	5.50%	5.50%	4.00%	5.00%	5.00%	5.00%

Tompkins Trust Company offers post-retirement life and healthcare benefits, although as previously mentioned, has discontinued adding participants to the plan effective January 1, 2005. The weighted average annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is 9.0% beginning in 2008, and is assumed to decrease gradually to 5.0% in 2020 and beyond. A 1% increase in the assumed health care cost trend rate, would increase service and interest costs by approximately $16,000 and increase the Company’s benefit obligation by approximately $157,000. A 1% decrease in the assumed health care cost trend rate, would decrease service and interest costs by approximately $15,000 and decrease the Company’s benefit obligation by approximately $164,000.

Cash Flows

Plan assets are amounts that have been segregated and restricted to provide benefits, and include amounts contributed by the Company and amounts earned from investing contributions, less benefits paid. The Company funds the cost of the SERP and the post-retirement medical and life insurance benefits on a pay-as-you-go basis.

The benefits as of December 31, 2008, expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter were as follows:

(in thousands)	Pension Plan	Life and Healthcare Plan	SERP Plan

2009	$1,712	$314	$266
2010	1,861	349	264
2011	1,941	373	262
2012	2,076	389	280
2013	2,206	410	278
2014-2018	14,438	2,269	2,020

Total	$24,234	$4,104	$3,370

Plan Assets

The Company’s defined benefit retirement and pension plan weighted-average asset allocations at December 31, 2008 and 2007, by asset category are as follows:

	2008	2007

Equity securities	56%	71%
Debt securities	28%	25%
Other	16%	4%

Total Allocation	100%	100%

The Company is not required to make a contribution to its Pension Plan in 2009; however, the Company may contribute to the pension plan in 2009.

Note 12 Employee Benefit Plans (continued)

To develop the expected long-term rate of return on asset assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as target asset allocations of the pension portfolio. Based on this analysis, the Company selected 8.25% as the long-term rate of return on assets assumption.

The discount rate used to determine the Company’s pension and other post-retirement benefit obligations as of December 31, 2008, and December 31, 2007, were determined by matching estimated benefit cash flows to a yield curve derived from Citigroup’s regular bond yield and above-median bond yield curve at December 31, 2008 and December 31, 2007.

It is the policy of the Trustees to invest the Pension Trust Fund (the “Fund”) for total return. The Trustees seek the maximum return consistent with the interests of the participants and beneficiaries and prudent investment management. The management of the Fund’s assets is in compliance with the guidelines established in the Company’s Pension Plan and Trust Investment Policy, which is reviewed and approved annually by the Tompkins Board of Directors, and the Pension Investment Review Committee.

The intention is for the Fund to be prudently diversified. The Fund’s investments will be invested among the fixed income, equity and cash equivalent sectors. The pension committee will designate minimum and maximum positions in any of the sectors. In no case shall more than 10% of the Fund assets consist of qualified securities or real estate of the Company. In addition, the following investments are prohibited:

1.	Restricted stock, private placements, short positions, calls, puts, or margin transactions;

2.	Commodities, oil and gas properties, real estate properties, or

3.	Any investment that would constitute a prohibited transaction as described in the Employee Retirement Income Security Act of 1974 (“ERISA”), section 407, 29 U.S.C. 1106.

In general, the investment in debt securities is limited to readily marketable debt securities having a Standard & Poor’s rating of “A” or Moody’s rating of “A”, securities of, or guaranteed by the United States Government or its agencies, or obligations of banks or their holding companies that are rated in the three highest ratings assigned by Fitch Investor Service, Inc. In addition, investments in equity securities must be listed on the NYSE-AMEX or are traded on the national Over The Counter market or listed on the NASDAQ. Cash equivalents generally may be United States Treasury obligations, commercial paper having a Standard & Poor’s rating of “A-1” or Moody’s National Credit Officer rating of “P-1”or higher.

The Company provides split dollar life insurance benefits to certain employees. EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Split Dollar Life Insurance Arrangements, requires companies to recognize a liability and related compensation expense during the employee’s active service period based upon the future cost of the insurance to be incurred during the employee’s retirement. The Company adopted EITF 06-4 on January 1, 2008, as a change in accounting principle through a cumulative-effect adjustment to retained earnings of $582,000. The plan is unfunded and the estimated liability of the plan of $661,000 was recorded in other liabilities in the Consolidated Statements of Condition at December 31, 2008. Compensation expense related to the split dollar life insurance was approximately $79,000 in 2008.

The Company has an Employee Stock Ownership Plan (ESOP) and a 401(k) Investment and Stock Ownership Plan (ISOP) covering substantially all employees of the Company. The ESOP allows for Company contributions in the form of common stock of the Company. Annually, the Tompkins Board of Directors determines a profit-sharing payout to its employees in accordance with a performance-based formula. A percentage of the approved amount is paid in Company common stock into the ESOP. Contributions are limited to a maximum amount as stipulated in the ESOP. The remaining percentage is either paid out in cash or deferred into the ISOP at the direction of the employee. Compensation expense related to the ESOP and ISOP totaled $2.7 million in 2008, $1.4 million in 2007, and $1.6 million in 2006.

Under the ISOP, employees may contribute a percentage of their eligible compensation with a Company match of such contributions up to a maximum match of 4%. The Company provided certain matching contributions to the ISOP based upon the amount of contributions made by plan participants. The expense associated with these matching provisions was $1.2 million in 2008, $1.1 million in 2007, and $1.0 million in 2006.

Life insurance benefits are provided to certain officers of the Company. In connection with these benefits, the Company reflects life insurance assets on its Consolidated Statements of Condition of $34.8 million at December 31, 2008, and $29.8 million at December 31, 2007. The insurance is carried at its cash surrender value on the Consolidated Statements of Condition. Increases in the cash surrender value of the insurance are reflected as noninterest income, net of any related mortality expense.

Note 13 Stock Plans and Stock Based Compensation

The Company’s 2001 Stock Option Plan, as amended, (the “Stock Option Plan”) authorizes the grant of options to purchase up to 1,131,350 shares of the Company’s common stock. At December 31, 2008, there were 192,131 shares available for grant under the Stock Option Plan. The Board of Directors of Tompkins may grant stock options to officers, employees and certain other qualified individuals. Stock options are granted at an exercise price equal to the stock’s fair market value at the date of grant, may not have a term in excess of ten years, and have vesting periods that range between one and seven years from the grant date. Prior to the adoption of the Stock Option Plan, the Company had similar stock option plans, which remain in effect solely with respect to unexercised options issued under these plans.

The following table presents the activity related to options under all plans for the twelve months ended December 31, 2008.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	938,616	$37.78
Granted	2,000	49.87
Exercised	(121,000)	29.66
Expired	(280)	42.39
Forfeited	(11,803)	41.39

Outstanding at December 31, 2008	807,533	$38.98	6.53	$15,322,586

Exercisable at December 31, 2008	324,967	$35.03	4.42	$7,447,623

The Company’s practice is to issue original issue shares of its common stock upon exercise of stock options rather than treasury shares. The Company granted 2,000 options to its employees in 2008, 296,250 in 2007, and 234,465 in 2006. The Company uses the Black-Scholes option-valuation model to determine the fair value of each option at the date of grant. This valuation model estimates fair value based on the assumptions listed in the table below. The risk-free interest rate is the interest rate available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the share option at the time of grant. The expected dividend yield is based on dividend trends and the market price of the Company’s stock price at grant. Volatility is largely based on historical volatility of the Company’s stock price. Expected term is based upon historical experience of employee exercises and terminations as well as the vesting term of the grants.

	2008	2007	2006

Weighted per share average fair value at grant date	$14.80	$11.19	$11.48
Risk-free interest rate	3.69%	3.55%	4.32%
Expected dividend yield	2.57%	3.12%	2.60%
Volatility	33.00%	32.97%	28.28%
Expected life (years)	6.50	6.50	6.50

The total intrinsic value, which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date, of options exercised was $2.1 million in 2008, $780,000 in 2007 and $2.3 million in 2006.

As of December 31, 2008, unrecognized compensation cost related to unvested stock options totaled $3.3 million. The cost is expected to be recognized over a weighted average period of 7.9 years. The amount of cash received from the exercise of stock options was $3.4 million in 2008, $647,000 for 2007, and $2.2 million for 2006, respectively. The tax benefit realized from stock options exercised during 2008, 2007, and 2006 was $587,000, $51,000, and $410,000, respectively.

Note 13 Stock Plans and Stock Based Compensation (continued)

The following summarizes outstanding and exercisable options at December 31, 2008:

		Options Outstanding		Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$20.00-32.23	141,914	3.09	$28.80	141,914	$28.80
$37.32-39.25	7,282	5.04	$38.44	7,282	$38.44
$39.34-39.34	155,852	5.13	$39.34	140,054	$39.34
$39.45-39.45	2,200	6.83	$39.45	2,200	$39.45
$41.00-41.00	263,750	8.78	$41.00	0	$00.00
$42.39-49.87	236,535	7.06	$42.60	33,517	$42.39

	807,533	6.53	$38.98	324,967	$35.03

Note 14 Income Taxes

The income tax expense (benefit) attributable to income from operations is summarized as follows:

(in thousands)	Current	Deferred	Total

2008
Federal	$11,538	$1,090	$12,628
State	1,148	34	1,182

Total	$12,686	$1,124	$13,810

2007
Federal	$12,806	$(1,351)	$11,455
State	714	(178)	536

Total	$13,520	$(1,529)	$11,991

2006
Federal	$13,468	$(1,845)	$11,623
State	1,512	(419)	1,093

Total	$14,980	$(2,264)	$12,716

The primary reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings are as follows:

	2008	2007	2006

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.8	0.9	1.8
Tax exempt income	(3.3)	(3.2)	(3.6)
All other	(1.9)	(1.4)	(1.8)

Total	31.6%	31.3%	31.4%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows:

Note 14 Income Taxes (continued)

(in thousands)	2008	2007

Deferred tax assets:
Allowance for loan and lease losses	$7,344	$5,803
Compensation and benefits	7,161	6,860
Liabilities held at fair value	1,327	534
Other	4,165	2,170

Total deferred tax assets	$19,997	$15,367

Deferred tax liabilities:
Prepaid pension	$7,334	$3,895
Depreciation	1,149	382
Intangibles	1,360	499
Other	1,369	817

Total deferred tax liabilities	$11,212	$5,593

Net deferred tax asset at year-end	$8,785	$9,774

Net deferred tax asset at beginning of year	$9,774	$7,243

(Decrease) increase in net deferred tax asset	(989)	2,531
Purchase accounting adjustments, net	135	(1,002)

Deferred tax benefit (expense)	$1,124	$(1,529)

This analysis does not include recorded deferred tax liabilities of $5.5 million and $893,000 as of December 31, 2008 and 2007, respectively, related to net unrealized holding gains in the available-for-sale securities portfolio. In addition, the analysis excludes the recorded deferred tax assets of $10.6 million and $5.5 million, as of December 31, 2008 and 2007, respectively, related to employee benefit plans.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry-back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary at December 31, 2008 and 2007.

The tax years open to examination by Federal taxing authorities are 2005 through 2007, and the tax years open to State taxing authorities are 2004 through 2007.

Note 15 Commitments and Contingent Liabilities

The Company, in the normal course of business, is a party to financial instruments with off-balance-sheet risk to meet the financial needs of its customers. These financial instruments include loan commitments, standby letters of credit, and unused portions of lines of credit. The contract, or notional amount, of these instruments represents the Company’s involvement in particular classes of financial instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the Consolidated Statements of Condition.

Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN No. 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 requires certain disclosures and potential liability recognition for the fair value at issuance of guarantees that fall within its scope. Based upon management’s interpretation of FIN No. 45, the Company currently does not issue any guarantees that would require liability recognition under FIN No. 45, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of December 31, 2008, the Company’s maximum potential obligation under standby letters of credit was $45.1 million. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions.

Note 15 Commitments and Contingent Liabilities (continued)

The Company’s maximum potential obligations to extend credit for loan commitments (unfunded loans, unused lines of credit, and standby letters of credit) outstanding on December 31 were as follows:

(in thousands)	2008	2007

Loan commitments	$54,143	$76,152
Stand-by letter of credit	45,092	52,223
Undisbursed portion of lines of credit	289,713	272,219

Total	$388,948	$400,594

Commitments to extend credit (including lines of credit) are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. Management uses the same credit policies in making commitments to extend credit and standby letters of credit as are used for on-balance-sheet lending decisions. Based upon management’s evaluation of the counterparty, the Company may require collateral to support commitments to extend credit and standby letters of credit. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and collateral or other security is of no value. The Company does not anticipate losses as a result of these transactions. These commitments also have off-balance-sheet interest-rate risk, in that the interest rate at which these commitments were made may not be at market rates on the date the commitments are fulfilled. Since some commitments and standby letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.

At December 31, 2008, the Company had rate lock agreements associated with mortgage loans to be sold in the secondary market (certain of which relate to loan applications for which no formal commitment has been made) amounting to approximately $402,000. In order to limit the interest rate risk associated with rate lock agreements, as well as the interest rate risk associated with mortgages held for sale, if any, the Company enters into agreements to sell loans in the secondary market to unrelated investors on a loan-by-loan basis. At December 31, 2008, the Company had approximately $402,000 of commitments to sell mortgages to unrelated investors on a loan-by-loan basis.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, based upon the review with counsel, the proceedings are not expected to have a material effect on the Company’s financial condition or results of operations.

In October 2007, Visa USA (“Visa”) completed a reorganization in contemplation of its initial public offering (“IPO”) expected to occur in 2008. As part of that reorganization, Tompkins and other member banks of Visa received shares of common stock of Visa, Inc. Those banks are also obligated under various agreements with Visa to share in losses stemming from certain litigation (“Covered Litigation”). Tompkins is not a named defendant in any of the Covered Litigation. Guidance from the Securities and Exchange Commission (“SEC”) indicates that Visa member banks should record a liability for the fair value of the contingent obligation to Visa in accordance with Financial Accounting Standards Board Interpretation No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The estimation of the Company’s proportionate share of any potential losses related to the Covered Litigation is extremely difficult and involves a great deal of judgment.

In the fourth quarter of 2007 the Company recorded a pre-tax charge of $862,000 ($517,000 after tax effect) related to the Covered Litigation. In accordance with GAAP and consistent with the SEC guidance, the Company did not recognize any value for its common stock ownership interest in Visa, Inc. In the first quarter of 2008, Visa distributed to member banks, in a mandatory redemption of 38.7% of its Class B shares held by the member banks, some of the proceeds realized by Visa from the IPO of its Class A shares on March 19, 2008. With another portion of the IPO proceeds, Visa established a $3 billion escrow to cover certain, but not all, potential additional litigation liabilities. In the first quarter of 2008, the Company recognized a gain of $1.2 million on the partial redemption of stock and reversed $0.4 million of its fourth quarter 2007 accrual related to the Covered Litigation.

During October of 2008, Visa announced that it had agreed to settle litigation with Discover Financial Services, originally filed in 2004, for $1.8875 billion. This is part of the covered litigation that member banks are contingently liable. Visa repurchased approximately 12% of the remaining Class B shares held by member banks to fund the settlement of the Discover litigation during the fourth quarter of 2008. The Company did not recognize the value of these shares in accordance with the guidance discussed above, nor did the Company recognize any additional costs for this litigation settlement.

Note 15 Commitments and Contingent Liabilities (continued)

As of December 31, 2008, the Company has a liability of $450,000 included as a component of “Other Liabilities” in the Consolidated Statements of Condition, representing its estimate of the fair value of potential losses related to the remaining covered Visa litigation. The estimation of the Company’s proportionate share of any potential losses related to certain Covered Litigation is extremely difficult and involves a high degree of judgment. The Company’s proportionate share of the remaining covered Visa litigation is subject to change depending upon future litigation developments. Class B shares which were not redeemed will be converted to Class A shares, at a conversion rate to be determined based upon the member banks’ actual liability for litigation expenses, on the later of three years or the settlement of the litigation indemnified by the member banks. However, the remaining Class B shares are available to fund future Visa litigation liabilities indemnified by the member banks until that time.

Note 16 Earnings Per Share

Calculation of basic earnings per share (Basic EPS) and diluted earnings per share (Diluted EPS) is shown below.

For year ended December 31, 2008 (in thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS:
Income available to common shareholders	$29,834	9,651,341	$3.09

Effect of dilutive securities:
Stock options		93,061

Diluted EPS:
Income available to common shareholders plus assumed conversions	$29,834	9,744,402	$3.06

The effect of dilutive securities calculation for the year ended December 31, 2008, excludes stock options of 487,364 because they are anti-dilutive.

For year ended December 31, 2007 (in thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS:
Income available to common shareholders	$26,371	9,696,724	$2.72

Effect of dilutive securities:
Stock options		75,572
Shares issuable as contingent consideration for acquisition		9,493

Diluted EPS:
Income available to common shareholders plus assumed conversions	$26,371	9,781,789	$2.70

The effect of dilutive securities calculation for the year ended December 31, 2007, excludes stock options of 383,706 because they are anti-dilutive.

Note 16 Earnings Per Share (continued)

For year ended December 31, 2006 (in thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS:
Income available to common shareholders	$27,767	9,857,787	$2.82

Effect of dilutive securities:
Stock options		130,997
Shares issuable as contingent consideration for acquisition		10,581

Diluted EPS:
Income available to common shareholders plus assumed conversions	$27,767	9,999,365	$2.78

The effect of dilutive securities calculation for the year ended December 31, 2006, excludes stock options of 206,378 because they are anti-dilutive.

Note 17 Fair Value Measurements

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), on January 1, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The application of SFAS 157 in situations where the market for a financial asset is not active was clarified by the issuance of FSP No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, in October 2008. FSP No. SFAS 157-3 became effective immediately and did not significantly impact the methods by which the Company determines the fair values of its financial assets.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

The three levels of the fair value hierarchy under SFAS 157 are:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2008, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Fair Value Measurements December 31, 2008

(In thousands)	Fair Value 12/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Trading securities	$38,101	$38,101	$0	$0
Available-for-sale securities	764,193	0	762,523	1,670
Borrowings	28,349	0	28,349	0

Note 17 Fair Value Measurements (continued)

The change in the book value of the $1.7 million of available-for-sale securities valued using significant unobservable inputs (Level 3), between January 1, 2008 and December 31, 2008 was immaterial in relation to the total market value of available-for-sale securities.

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

The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party. The Company’s potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLB borrowings for the twelve months ended December 31, 2008.

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent impaired loans, other real estate owned, goodwill and other intangible assets. During the twelve months ended December 31, 2008, the impact of any fair value adjustments on these nonrecurring items was not material. The charge to reduce the other real estate owned to its fair value, less estimated cost to sell, was recorded as a loan charge-off, prior to the transfer to other real estate owned.

Fair Value Measurements December 31, 2008

(In thousands)	Fair Value 12/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other Real Estate Owned	$110	$—	$110	$—

In the first quarter of 2007, the Company elected to apply the fair value option for certain securities within its available-for-sale portfolio with an aggregate cost basis of $65.9 million and an aggregate book value of $63.4 million as of the January 1, 2007 date of adoption. Included in the $65.9 million were $40.6 million of U.S. Government sponsored entities (total portfolio of $217.5 million) and $25.3 million of mortgage-backed securities (total portfolio of $349.8 million). The Company selected these securities based upon yield and average remaining life. The securities selected had yields of less than 4.0% and average lives greater than 1.5 years. As a result of the election to early adopt, the cumulative unrealized loss related to these available-for-sale securities of $2.5 million was recorded directly in the Company’s financial statements as a cumulative-effect adjustment, net of tax, to retained earnings. This net of tax amount of $1.5 million was previously included within accumulated other comprehensive loss as of December 31, 2006, based on the Company’s ability and intent to hold these securities to recovery. The Company changed its intent with respect to these securities to enable the Company to record the losses directly to retained earnings rather than current income based on the transition provided and after evaluating various alternative investments that could have improved returns and met certain liquidity objectives that more closely match the Company’s needs.

Tompkins sold the approximately $62.0 million in securities that were carried in the Company’s trading portfolio subsequent to the adoption of SFAS 159 and reinvested the majority of the proceeds in securities designated as trading securities. As of December 31, 2007, the Company’s trading securities totaled $60.1 million. The unrealized gain on the $60.1 million of trading securities held at December 31, 2007 was $349,000. These mark-to-market adjustments are reflected in the Company’s Consolidated Statements of Income in “Mark-to-Market Gain on Trading Securities.”

Note 17 Fair Value Measurements (continued)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2008 and 2007. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

Estimated Fair Value of Financial Instruments	2008		2007

(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:

Cash and cash equivalents	$52,249	$52,249	$49,859	$49,859
Securities – trading	38,101	38,101	60,135	60,135
Securities – available-for-sale	764,193	764,193	639,148	639,148
Securities – held-to-maturity	54,453	55,064	49,593	50,297
Loans and leases, net [1]	1,798,859	1,860,467	1,425,515	1,429,109
Accrued interest receivable	13,336	13,336	11,928	11,928

Financial Liabilities
Time deposits	$703,107	$705,813	$585,142	$583,188
Other deposits	1,430,900	1,430,900	1,135,684	1,135,684
Securities sold under agreements to repurchase	180,134	190,596	179,894	179,153
Securities sold under agreements to repurchase (valued at fair value)	16,170	16,170	15,553	15,553
Other borrowings	262,612	280,154	200,067	203,061
Other borrowings (valued at fair value)	12,179	12,179	10,795	10,795
Accrued interest payable	3,260	3,260	4,147	4,147

[1]	Lease receivables, although excluded from the scope of SFAS No. 107, are included in the estimated fair value amounts at their carrying value.

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

DEPOSITS: The fair values disclosed for noninterest bearing accounts and accounts with no stated maturities are equal to the amount payable on demand at the reporting date. The fair value of time deposits is based upon discounted cash flow analyses using rates offered for FHLB advances, which is the Company’s primary alternative source of funds.

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

OTHER BORROWINGS: The fair values of other borrowings are estimated using discounted cash flow analysis, discounted at the Company’s current incremental borrowing rate for similar borrowing arrangements. For other borrowings where the Company has elected the fair value option, the Company also receives pricing information from third parties, including the FHLB.

OFF-BALANCE-SHEET INSTRUMENTS: The fair values of outstanding loan commitments, including unused lines of credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing, and discounted cash flow analyses. In fixed rate loan commitments, fair value estimates also consider the difference between current market rates and the committed rates. At December 31, 2008 and 2007, the fair values of these instruments approximate the value of the related fees and are not significant.

Note 18 Regulations and Supervision

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by Federal bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s business, results of operation and financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA), banks must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications of the Company and its subsidiary banks are also subject to qualitative judgments by regulators concerning components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total capital and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes that the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notifications from Federal bank regulatory agencies categorized the Tompkins Trust Company, The Bank of Castile and Mahopac National Bank as “well capitalized” under the regulatory framework for PCA. To be categorized as well capitalized, the Company and its subsidiary banks must maintain total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the capital category of the Company or its subsidiary banks. Actual capital amounts and ratios of the Company and its subsidiary banks are as follows:

	Actual	Required to be Adequately Capitalized	Required to be Well Capitalized

(dollar amounts in thousands)	Amount/Ratio	Amount/Ratio	Amount/Ratio

December 31, 2008
Total Capital (to risk-weighted assets)
The Company (consolidated)	$204,656/10.6%	>$154,458/>8.0%	>$193,073/>10.0%
Trust Company	$99,909/12.0%	>$66,622/>8.0%	>$83,277/>10.0%
Castile	$51,978/10.3%	>$40,218/>8.0%	>$50,273/>10.0%
Mahopac	$62,002/10.6%	>$46,712/>8.0%	>$58,390/>10.0%
Tier I Capital (to risk-weighted assets)
The Company (consolidated)	$185,828/9.6%	>$77,229/>4.0%	>$115,844/>6.0%
Trust Company	$92,680/11.1%	>$33,311/>4.0%	>$49,966/>6.0%
Castile	$46,303/9.2%	>$20,109/>4.0%	>$30,164/>6.0%
Mahopac	$56,077/9.6%	>$23,356/>4.0%	>$35,034/>6.0%
Tier I Capital (to average assets)
The Company (consolidated)	$185,828/6.7%	>$83,050/>3.0%	>$138,416/>5.0%
Trust Company	$92,680/7.1%	>$39,127/>3.0%	>$65,211/>5.0%
Castile	$46,303/6.6%	>$20,921/>3.0%	>$34,868/>5.0%
Mahopac	$56,077/7.1%	>$23,662/>3.0%	>$39,436/>5.0%

December 31, 2007
Total Capital (to risk-weighted assets)
The Company (consolidated)	$194,977/12.2%	>127,837/>8.0%	>$159,797/>10.0%
Trust Company	$93,009/12.8%	>$57,981/>8.0%	>$72,476/>10.0%
Castile	$49,292/10.3%	>$38,141/>8.0%	>$47,676/>10.0%
Mahopac	$40,048/10.3%	>$30,994/>8.0%	>$38,742/>10.0%
Tier I Capital (to risk-weighted assets)
The Company (consolidated)	$180,236/11.3%	>$63,919/>4.0%	>$95,878/>6.0%
Trust Company	$87,028/12.0%	>$28,990/>4.0%	>$43,485/>6.0%
Castile	$43,729/9.2%	>$19,070/>4.0%	>$28,605/>6.0%
Mahopac	$36,844/9.5%	>$15,497/>4.0%	>$23,245/>6.0%
Tier I Capital (to average assets)
The Company (consolidated)	$180,236/7.9%	>$68,809/>3.0%	>$114,681/>5.0%
Trust Company	$87,028/7.4%	>$35,235/>3.0%	>$58,725/>5.0%
Castile	$43,729/6.8%	>$19,202/>3.0%	>$32,003/>5.0%
Mahopac	$36,844/7.5%	>$14,843/>3.0%	>$24,738/>5.0%

Note 18 Regulations and Supervision (continued)

Generally, dividends from the banking subsidiaries to the Company are limited to retained net profits for the current year and two preceding years, unless specific approval is received from the appropriate bank regulatory authority. At December 31, 2008 the retained net profits of the Company’s bank subsidiaries available to pay dividends were $11.0 million.

Each bank subsidiary is required to maintain reserve balances by the Federal Reserve Bank of New York. At December 31, 2008, and December 31, 2007 the reserve requirements for the Company’s banking subsidiaries totaled $5,995,000 and $3,675,000, respectively.

Note 19 Condensed Parent Company Only Financial Statements

Condensed financial statements for Tompkins (the Parent Company) as of December 31 are presented below.

Condensed Statements of Condition

(in thousands)		2008	2007

ASSETS

Cash		$3,662	$1,341
Available-for-sale securities, at fair value		641	1,161
Investment in subsidiaries, at equity		233,743	189,528
Other		5,457	6,536

Total Assets		$243,503	$198,566

LIABILITIES AND SHAREHOLDERS’ EQUITY

Borrowings		$24,000	$0
Other Liabilities		1,594	1,371
Shareholders’ Equity		217,909	197,195

Total Liabilities and Shareholders’ Equity		$243,503	$198,566

Condensed Statements of Income

(in thousands)	2008	2007	2006

Dividends from available-for-sale securities	$2	$2	$44
Dividends received from subsidiaries	23,730	30,545	20,664
Other income	44	129	198

Total Operating Income	23,776	30,676	20,906

Interest expense	578	0	0
Other expenses	4,365	3,413	2,835

Total Operating Expenses	4,943	3,413	2,835

Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	18,833	27,263	18,071
Income tax benefit	1,983	1,330	1,108
(Distributions in excess of earnings of subsidiaries)/Equity in undistributed earnings of subsidiaries	9,020	(2,222)	8,588

Net Income	$29,836	$26,371	$27,767

Note 19 Condensed Parent Company Only Financial Statements (continued)

Condensed Statements of Cash Flows

(in thousands)	2008	2007	2006

OPERATING ACTIVITIES
Net income	$29,834	$26,371	$27,767
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of earnings of subsidiaries (equity in undistributed earnings of subsidiaries)	(9,020)	2,222	(8,588)
Stock-based compensation expense	931	713	692
Other, net	1,097	(3,658)	(4,232)

Net Cash Provided by Operating Activities	22,842	25,648	15,639

INVESTING ACTIVITIES
Net cash used in acquisitions	(30,434)	0	(1,693)
Investments in subsidiaries	(5,121)	0	0
Other, net	(121)	(43)	(207)

Net Cash Used in Investing Activities	(35,676)	(43)	(1,900)

FINANCING ACTIVITIES
Borrowing	24,000	0	0
Cash dividends	(12,728)	(12,023)	(11,307)
Cash paid in lieu of fractional shares – 10% stock dividend	0	0	(10)
Repurchase of common shares	(58)	(12,914)	(9,983)
Net proceeds from exercise of stock options	3,354	611	2,251
Tax benefits of stock options exercised	587	51	410

Net Cash Provided by (Used in) Financing Activities	15,155	(24,275)	(18,639)

Net increase (decrease) in cash	2,321	1,330	(4,900)
Cash at beginning of year	1,341	11	4,911

Cash at End of Year	$3,662	$1,341	$11

A statement of changes in shareholders’ equity has not been presented since it is the same as the Consolidated Statement of Changes in Shareholders’ Equity previously presented.

Note 20 Segment and Related Information

The Company manages its operations through two business segments: banking and financial services. Financial services activities consist of the results of the Company’s trust, financial planning and wealth management, broker-dealer, and risk management operations. All other activities, including holding company activities, are considered banking. The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the services provided. Intercompany items relate primarily to the use of human resources, accounting and marketing services provided by any of the Banks and the holding company. All other accounting policies are the same as those described in the summary of significant accounting policies.

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

	As of and for the year ended December 31, 2008

(in thousands)	Banking	Financial Services	Intercompany	Consolidated

Interest income	$140,601	$234	$(52)	$140,783
Interest expense	50,438	7	(52)	50,393

Net interest income	90,163	227	0	90,390

Provision for loan losses	5,428	0	0	5,428
Noninterest income	20,867	25,781	(613)	46,035
Noninterest expense	67,682	19,987	(613)	87,056

Income before income taxes	37,920	6,021	0	43,941

Minority interest	297	0	0	297
Provision for income taxes	11,656	2,154	0	13,810

Net Income	$25,967	$3,867	$0	$29,834

Depreciation and amortization	$4,436	$234	$0	$4,670
Assets	2,838,923	32,209	(3,410)	2,867,722
Goodwill	23,573	17,906	0	41,479
Other intangibles	3,428	1,871	0	5,299
Loans, net	1,794,294	4,565	0	1,798,859
Deposits	2,136,319	919	(3,231)	2,134,007
Equity	191,091	26,818	0	217,909

	As of and for the year ended December 31, 2007

(in thousands)	Banking	Financial Services	Intercompany	Consolidated

Interest income	$132,172	$324	$(55)	$132,441
Interest expense	58,457	10	(55)	58,412

Net interest income	73,715	314	0	74,029

Provision for loan losses	1,529	0	0	1,529
Noninterest income	19,106	25,416	(473)	44,049
Noninterest expense	60,377	18,152	(473)	78,056

Income before income taxes	30,915	7,578	0	38,493

Minority interest	131	0	0	131
Provision for income taxes	9,257	2,734	0	11,991

Net Income	$21,527	$4,844	$0	$26,371

Depreciation and amortization	$4,103	$232	$0	$4,334
Assets	2,333,513	29,210	(3,264)	2,359,459
Goodwill	5,377	17,517	0	22,894
Other intangibles	1,340	2,157	0	3,497
Loans, net	1,422,098	3,417	0	1,425,515
Deposits	1,723,510	329	(3,013)	1,720,826
Equity	172,531	24,664	0	197,195

Note 20 Segment and Related Information (continued)

	For the year ended December 31, 2006

(in thousands)	Banking	Financial Services	Intercompany	Consolidated

Interest income	$120,736	$311	$(6)	$121,041
Interest expense	48,179	11	(6)	48,184

Net interest income	72,557	300	0	72,857

Provision for loan losses	1,424	0	0	1,424
Noninterest income	19,635	21,689	(196)	41,128
Noninterest expense	56,788	15,355	(196)	71,947

Income before income taxes	33,980	6,634	0	40,614

Minority interest	131	0	0	131
Provision for income taxes	10,470	2,246	0	12,716

Net Income	$23,379	$4,388	$0	$27,767

Unaudited Quarterly Financial Data

	2008

(in thousands except per share data)	First	Second	Third	Fourth

Interest and dividend income	$33,543	$34,507	$36,200	$36,533
Interest expense	13,861	12,640	12,162	11,730
Net interest income	19,682	21,867	24,038	24,803
Provision for loan and lease losses	625	1,183	1,515	2,105
Income before income tax	11,310	10,407	11,658	10,269
Net income	7,508	7,119	7,933	7,274
Net income per common share (basic)	.78	.74	.82	.75
Net income per common share (diluted)	.77	.73	.81	.74

	2007

(in thousands except per share data)	First	Second	Third	Fourth

Interest and dividend income	$31,939	$33,146	$33,224	$34,132
Interest expense	14,376	14,656	14,721	14,659
Net interest income	17,563	18,490	18,503	19,473
Provision for loan/lease losses	471	192	387	479
Income before income tax	8,407	9,392	9,968	10,595
Net income	5,781	6,361	6,805	7,424
Net income per common share (basic)	.59	.65	.71	.78
Net income per common share (diluted)	.58	.65	.70	.77

Interest and dividend income, and interest expense for the first and second quarters of 2008 were adjusted from the amounts previously reported in the Quarterly Form 10-Q, as certain amounts were reclassified.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Form 10-K, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that material information relating to the Company and its subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its evaluation under the COSO framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management’s assessment was reviewed with the Company’s Audit Committee of its Board of Directors. The Company’s registered public accounting firm has issued an attestation report on the Company’s internal controls over financial reporting, which is included in Part II, Item 8 of this Report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the material under the captions “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”; the discussion of the Company’s code of ethics under the caption “Corporate Governance Matters-Policy Regarding Director Attendance at Annual Meetings”; the discussion of director nominees by stockholders and the Audit/Examining Committee under the caption “Board of Director Meetings and Committees” all in the Company’s definitive proxy statement relating to its 2009 annual meeting of shareholders to be held May 11, 2009 (the “Proxy Statement”); and the material captioned “Executive Officers of the Registrant” in Part I of this Report on Form 10-K.

Item 11.	Executive Compensation

The information called for by this item is incorporated herein by reference to the material under the captions, “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement.

The material incorporated herein by reference to the material under the caption “Compensation Committee Report” in the Proxy Statement shall be deemed furnished, and not filed, in this Report on Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as a result of this furnishing, except to the extent that the Company specifically incorporates it by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding stock-based compensation awards outstanding and available for future grant as of December 31, 2008 is presented in the table below.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding Securities in Column (a) (c)

Equity Compensation Plans Approved by Security Holders	807,533	$38.98	192,131
Equity Compensation Plans Not Approved by Security Holders	0	0	0

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated herein by reference to the material under the captions “Director Independence” and “Transactions with Related Persons” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information called for by this item is incorporated herein by reference to the material under the caption “Independent Auditors” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements and Report of KPMG are included in this Annual Report on Form 10-K:

Report of KPMG LLP, Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Condition for the years ended December 31, 2008 and 2007

Consolidated Statements of Income for the years ended December 31, 2008, 2007, and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2008, 2007, and 2006

Notes to Consolidated Financial Statements

Unaudited Quarterly Financial Data

(a)(2)	List of Financial Schedules

Not Applicable.

(a)(3)	Exhibits

Item No.	Description

2.1

Agreement and Plan of Reorganization, dated as of March 14, 1995, among the Bank, the Company and the Interim Bank incorporated herein by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995, and amended by the Company’s Form 8-A/A filed with the Commission of January 22, 1996.

2.2

Agreement and Plan of Reorganization, dated as of July 30, 1999 between the Company and Letchworth, incorporated by reference to Annex A to the Company’s Registration Statement of Form S-4 (Registration No. 333-90411), filed with the Commission of November 5, 1999.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q, filed with the Commission on August 11, 2008.

3.2	Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3(ii) to the Company’s Form 10-Q, filed with the Commission on August 11, 2008.

4.

Form of Specimen Common Stock Certificate of the Company, incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

10.1*	1992 Stock Option Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

10.2*	Amended and Restated Retainer Plan for Eligible Directors of Tompkins Financial Corporation and Its Wholly-owned Subsidiaries.

10.3*

Form of Director Deferred Compensation Agreement, incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

10.4*

Deferred Compensation Plan for Senior Officers, incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995

10.5*

Supplemental Executive Retirement Agreement with James J. Byrnes, incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

10.6*

Severance Agreement with James J. Byrnes, incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

10.7

Lease Agreement dated August 20, 1993, between Tompkins County Trust Company and Comex Plaza Associates, relating to leased property at the Rothschilds Building, Ithaca, NY, incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-K, filed with the Commission on March 26, 1996.

10.8*

Employment Agreement, dated September 12, 1989, by and between Registrant and James W. Fulmer, incorporated by reference to the Registrant’s Amendment No. 1 to Form S-18 Registration Statement (Reg. No. 33-3114-NY), filed with the Commission on October 31, 1989 and wherein such Exhibit is designated as Exhibit 10(a).

10.9*	2001 Stock Option Plan, incorporated herein by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 (No. 333-75822), filed with the Commission on December 12, 2001.

10.11*

Summary of Compensation Arrangements for Named Executive Officers and Directors, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 30, 2009.

10.12*

Supplemental Executive Retirement Agreement between James W. Fulmer and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.

10.14*

Supplemental Executive Retirement Agreement between Stephen S. Romaine and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.

10.15*

Supplemental Executive Retirement Agreement between Francis M. Fetsko and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.

10.16*

Supplemental Executive Retirement Agreement between David S. Boyce and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.

10.17*

Supplemental Executive Retirement Agreement between Robert B. Bantle and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.

10.18*

Form of Officer Group Term Life Replacement Plan (the “Plan”) among Tompkins Trustco, Inc., or Tompkins Trust Company and the Participants in the Plan, including form of Split Dollar Policy Endorsement – Exhibit D to the Plan, including Exhibit D to Officer Group Term Replacement Plan for each executive officer filed individually.

10.19*

Consulting Agreement between Russell K. Achzet and Tompkins Trustco, Inc., dated January 5, 2006, incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.

10.20*

Amendment to the Tompkins Trustco, Inc. Supplemental Retirement Agreement with James J. Byrnes, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed with the Commission on August 9, 2006.

10.21*

Tompkins Trustco, Inc. Officer Group Term Replacement Plan, as amended on June 26, 2006, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed with the Commission on August 9, 2006.

14.

Tompkins Trustco, Inc. Code of Ethics For Chief Executive Officer and Senior Financial Officers dated April 25, 2006, incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 15, 2007.

21.	Subsidiaries of Registrant, incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15, 2004.

23.	Consent of Independent Registered Public Accounting Firm (filed herewith)

24.	Power of Attorney, included on page 91 of this Report on Form 10-K.

31.1	Certification of the Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Report on Form 10-K pursuant to Item 15(c) of the Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOMPKINS FINANCIAL CORPORATION

By:	Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 13, 2009

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

Signature	Date	Capacity	Signature	Date	Capacity

/s/ James J. Byrnes	3/13/09	Chairman of the Board	/s/ Elizabeth W. Harrison	3/13/09	Director

James J. Byrnes			Elizabeth W. Harrison

/s/ Stephen S. Romaine	3/13/09	President and Chief Executive Officer (Principal Executive Officer)	/s/ Carl E. Haynes	3/13/09	Director

Stephen S. Romaine			Carl E. Haynes

/s/ Thomas R. Salm	3/13/09	Vice Chairman, Director	/s/ Patricia A. Johnson	3/13/09	Director

Thomas R. Salm			Patricia A. Johnson

/s/ James W. Fulmer	3/13/09	Vice Chairman, Director	/s/ Hunter R. Rawlings, III	3/13/09	Director

James W. Fulmer			Hunter R. Rawlings, III

/s/ Francis M. Fetsko	3/13/09	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ Michael D. Shay	3/13/09	Director

Francis M. Fetsko			Michael D. Shay

/s/ Russell K. Achzet	3/13/09	Director	/s/ Michael H. Spain	3/13/09	Director

Russell K. Achzet			Michael H. Spain

/s/ John E. Alexander	3/13/09	Director	/s/ William D. Spain, Jr.	3/13/09	Director

John E. Alexander			William D. Spain, Jr.

/s/ Reeder D. Gates	3/13/09	Director	/s/ Craig Yunker	3/13/09	Director

Reeder D. Gates			Craig Yunker

/s/ James R. Hardie	3/13/09	Director

James R. Hardie

Exhibits Index

Item No.	Description

2.1

Agreement and Plan of Reorganization, dated as of March 14, 1995, among the Bank, the Company and the Interim Bank incorporated herein by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995, and amended by the Company’s Form 8-A/A filed with the Commission of January 22, 1996.

2.2

Agreement and Plan of Reorganization, dated as of July 30, 1999 between the Company and Letchworth, incorporated by reference to Annex A to the Company’s Registration Statement of Form S-4 (Registration No. 333-90411), filed with the Commission of November 5, 1999.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q, filed with the Commission on August 11, 2008.

3.2	Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3(ii) to the Company’s Form 10-Q, filed with the Commission on August 11, 2008.

4.

Form of Specimen Common Stock Certificate of the Company, incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

10.1*	1992 Stock Option Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

10.2*	Amended and Restated Retainer Plan for Eligible Directors of Tompkins Financial Corporation and Its Wholly-owned Subsidiaries.

10.3*

Form of Director Deferred Compensation Agreement, incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

10.4*

Deferred Compensation Plan for Senior Officers, incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995

10.5*

Supplemental Executive Retirement Agreement with James J. Byrnes, incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

10.6*

Severance Agreement with James J. Byrnes, incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

10.7

Lease Agreement dated August 20, 1993, between Tompkins County Trust Company and Comex Plaza Associates, relating to leased property at the Rothschilds Building, Ithaca, NY, incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-K, filed with the Commission on March 26, 1996.

10.8*

Employment Agreement, dated September 12, 1989, by and between Registrant and James W. Fulmer, incorporated by reference to the Registrant’s Amendment No. 1 to Form S-18 Registration Statement (Reg. No. 33-3114-NY), filed with the Commission on October 31, 1989 and wherein such Exhibit is designated as Exhibit 10(a).

10.9*	2001 Stock Option Plan, incorporated herein by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 (No. 333-75822), filed with the Commission on December 12, 2001.

10.11*

Summary of Compensation Arrangements for Named Executive Officers and Directors, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 30, 2009.

10.12*

Supplemental Executive Retirement Agreement between James W. Fulmer and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.

10.14*

Supplemental Executive Retirement Agreement between Stephen S. Romaine and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.

10.15*

Supplemental Executive Retirement Agreement between Francis M. Fetsko and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.

10.16*

Supplemental Executive Retirement Agreement between David S. Boyce and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.

10.17*

Supplemental Executive Retirement Agreement between Robert B. Bantle and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.

10.18*

Form of Officer Group Term Life Replacement Plan (the “Plan”) among Tompkins Trustco, Inc., or Tompkins Trust Company and the Participants in the Plan, including form of Split Dollar Policy Endorsement – Exhibit D to the Plan, including Exhibit D to Officer Group Term Replacement Plan for each executive officer filed individually.

10.19*

Consulting Agreement between Russell K. Achzet and Tompkins Trustco, Inc., dated January 5, 2006, incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.

10.20*

Amendment to the Tompkins Trustco, Inc. Supplemental Retirement Agreement with James J. Byrnes, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed with the Commission on August 9, 2006.

10.21*

Tompkins Trustco, Inc. Officer Group Term Replacement Plan, as amended on June 26, 2006, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed with the Commission on August 9, 2006.

14.

Tompkins Trustco, Inc. Code of Ethics For Chief Executive Officer and Senior Financial Officers dated April 25, 2006, incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 15, 2007.

21.	Subsidiaries of Registrant, incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15, 2004.

23.	Consent of Independent Registered Public Accounting Firm (filed herewith)

24.	Power of Attorney, included on page 91 of this Report on Form 10-K.

31.1	Certification of the Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Report on Form 10-K pursuant to Item 15(c) of the Report.