Form 10-Q
period 2009-03-31
TOMPKINS FINANCIAL CORP
filed 2009-05-08
CIK 1005817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes ☐ No ☐. *The registrant has not yet been phased into the interactive data requirements

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐   Accelerated Filer ☒    Non-Accelerated Filer ☐   Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒.

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date:

Class	Outstanding as of April 27, 2009

Common Stock, $.10 par value	9,699,828 shares

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share data) (Unaudited)

	As of 03/31/2009	As of 12/31/2008

ASSETS
Cash and noninterest bearing balances due from banks	$38,497	$48,133
Interest bearing balances due from banks	4,067	4,116
Federal funds sold	5,000	0
Trading securities, at fair value	36,650	38,101
Available-for-sale securities, at fair value	899,286	764,193
Held-to-maturity securities, fair value of $55,504 at March 31, 2009, and $55,064 at December 31, 2008	53,978	54,453
Loans and leases, net of unearned income and deferred costs and fees	1,811,792	1,817,531
Less: Allowance for loan and lease losses	19,980	18,672

Net Loans and Leases	1,791,812	1,798,859

Bank premises and equipment, net	45,074	46,613
Corporate owned life insurance	35,029	34,804
Goodwill	41,490	41,479
Other intangible assets	5,147	5,299
Accrued interest and other assets	37,282	31,672

Total Assets	$2,993,312	$2,867,722

LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	$1,159,198	$980,011
Time	766,016	703,107
Noninterest bearing	410,723	450,889

Total Deposits	2,335,937	2,134,007

Federal funds purchased and securities sold under agreements to repurchase, including certain amounts at fair value of $16,109 at March 31, 2009 and $16,170 at December 31, 2008	182,744	196,304
Other borrowings, including certain amounts at fair value of $11,984 at March 31, 2009 and $12,179 at December 31, 2008	206,056	274,791
Other liabilities	41,190	43,259

Total Liabilities	$2,765,927	$2,648,361

EQUITY
Tompkins Financial Corporation shareholders’ equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued and outstanding: 9,732,474 at March 31, 2009; and 9,727,418 at December 31, 2008	973	973
Additional paid-in capital	153,352	152,842
Retained earnings	78,190	73,779
Accumulated other comprehensive loss	(4,512)	(7,602)
Treasury stock, at cost – 76,640 shares at March 31, 2009, and 76,881 shares at December 31, 2008	(2,103)	(2,083)

Total Tompkins Financial Corporation Shareholders’ Equity	225,900	217,909
Noncontrolling interest	1,485	1,452

Total Equity	$227,385	$219,361

Total Liabilities and Equity	$2,993,312	$2,867,722

See accompanying notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data) (Unaudited)

	Three months ended
	03/31/2009	03/31/2008

INTEREST AND DIVIDEND INCOME
Loans	$26,678	$24,262
Due from banks	8	88
Federal funds sold	5	20
Trading securities	362	626
Available-for-sale securities	8,695	8,073
Held-to-maturity securities	503	474

Total Interest and Dividend Income	36,251	33,543

INTEREST EXPENSE
Deposits:
Time certificates of deposits of $100,000 or more	1,490	2,798
Other deposits	5,134	7,161
Federal funds purchased and securities sold under agreements to repurchase	1,565	2,037
Other borrowings	2,211	1,865

Total Interest Expense	10,400	13,861

Net Interest Income	25,851	19,682

Less: Provision for loan and lease losses	2,036	625

Net Interest Income After Provision for Loan and Lease Losses	23,815	19,057

NONINTEREST INCOME
Investment services income	3,202	3,669
Insurance commissions and fees	3,119	2,790
Service charges on deposit accounts	2,219	2,525
Card services income	790	795
Other service charges	442	744
Mark-to-market gains on trading securities	58	295
Mark-to-market gain (loss) on liabilities held at fair value	256	(848)
Increase in cash surrender value of corporate owned life insurance	222	337
Gain on VISA stock redemption	0	1,639
Net gain (loss) on sale of loans	401	(3)
Other income	217	477
Net gain on sale of available-for-sale securities	7	247

Total Noninterest Income	10,933	12,667

NONINTEREST EXPENSES
Salaries and wages	9,528	9,369
Pension and other employee benefits	3,387	2,695
Net occupancy expense of bank premises	2,019	1,621
Furniture and fixture expense	1,112	924
Marketing expense	851	778
Professional fees	880	629
Software licenses and maintenance	672	609
Cardholder expense	325	294
Amortization of intangible assets	249	148
Other operating expense	4,266	3,314

Total Noninterest Expenses	23,289	20,381

Income Before Income Tax Expense	11,459	11,343

Income Tax Expense	3,716	3,802

Net Income attributable to Noncontrolling Interests and Tompkins Financial Corporation	$7,743	$7,541

Less: Net income attributable to noncontrolling interest	33	33

Net Income Attributable to Tompkins Financial Corporation	$7,710	$7,508

Basic Earnings Per Share	$0.79	$0.78
Diluted Earnings Per Share	$0.79	$0.77

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three months ended
	03/31/2009	03/31/2008

OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$7,710	$7,508
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,036	625
Depreciation and amortization of premises, equipment, and software	1,134	1,096
Amortization of intangible assets	249	148
Earnings from corporate owned life insurance	(222)	(337)
Net amortization on securities	362	298
Mark-to-market gain on trading securities	(58)	(295)
Mark-to-market (gain) loss on liabilities held at fair value	(256)	848
Net gain on sale of available-for-sale securities	(7)	(247)
Net (gain) loss on sale of loans	(401)	3
Proceeds from sale of loans	18,804	1,557
Loans originated for sale	(22,749)	(1,171)
Net loss (gain) on sale of bank premises and equipment	4	(7)
Stock-based compensation expense	262	243
Decrease in accrued interest receivable	386	211
Decrease in accrued interest payable	(95)	(499)
Purchases of trading securities	0	(3,998)
Payments/maturities from trading securities	1,430	16,653
Contribution to pension plan	0	(5,000)
Other, net	(8,445)	(6,357)

Net Cash Provided by Operating Activities	144	11,279

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities	81,876	90,798
Proceeds from sales of available-for-sale securities	10,316	7,464
Proceeds from maturities of held-to-maturity securities	2,322	1,865
Purchases of available-for-sale securities	(223,048)	(164,079)
Purchases of held-to-maturity securities	(1,864)	(540)
Net decrease (increase) in loans	9,357	(16,288)
Proceeds from sale of bank premises and equipment	18	16
Purchases of bank premises and equipment	(627)	(810)
Other, net	0	(103)

Net Cash Used in Investing Activities	(121,650)	(81,677)

FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	139,021	105,269
Net increase in time deposits	62,909	14,859
Net (decrease) increase in securities sold under agreements to repurchase and Federal funds purchased	(13,499)	14,199
Proceeds received from other borrowings	5,000	20,000
Repayment of other borrowings	(73,540)	(74,838)
Cash dividends	(3,299)	(3,061)
Common stock repurchased and returned to unissued status	(177)	0
Net proceeds from exercise of stock options	371	1,547
Tax benefit from stock option exercises	35	190

Net Cash Provided by Financing Activities	116,821	78,165

Net (Decrease) Increase in Cash and Cash Equivalents	(4,685)	7,767
Cash and cash equivalents at beginning of period	52,249	49,859

Total Cash & Cash Equivalents at End of Period	$47,564	$57,626

Supplemental Information:
Cash paid during the year for - Interest	$10,495	$14,357
Cash paid during the year for - Taxes	11,768	8,531

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data) (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total

Balances at January 1, 2008	$962	$147,657	$57,255	($6,900)	($1,779)	$1,452	$198,647

Comprehensive Income:
Net Income			7,508			33	7,541
Other comprehensive income				6,570			6,570

Total Comprehensive Income							14,111

Cash dividends ($0.32 per share)			(3,061)				(3,061)
Exercise of stock options and related tax benefit (49,658 shares, net)	5	1,732					1,737
Directors deferred compensation plan (1,525 shares, net)		124			(124)		0
Stock-based compensation expense		243					243
Cumulative effect adjustment –adoption of EITF 06-04			(582)				(582)
Reduction in shares issued for purchase acquisition (2,748 shares)	(1)	79					78

Balances at March 31, 2008	$966	$149,835	$61,120	($330)	($1,903)	$1,485	$211,173

Balances at January 1, 2009	$973	$152,842	$73,779	($7,602)	($2,083)	$1,452	$219,361

Comprehensive Income:
Net Income			7,710			33	7,743
Other comprehensive income				3,090			3,090

Total Comprehensive Income							10,833

Cash dividends ($0.34 per share)			(3,299)				(3,299)
Exercise of stock options and related tax benefit (10,056 shares, net)		405					405
Common stock repurchased and returned to unissued status (5,000 shares)		(177)					(177)
Directors deferred compensation plan ((241) shares, net)		20			(20)		0
Stock-based compensation expense		262					262

Balances at March 31, 2009	$973	$153,352	$78,190	($4,512)	($2,103)	$1,485	$227,385

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York, and is registered as a financial holding company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company conducts its business through its (i) three wholly-owned banking subsidiaries, Tompkins Trust Company, The Bank of Castile and The Mahopac National Bank (“Mahopac National Bank”), (ii) wholly-owned insurance subsidiary, Tompkins Insurance Agencies, Inc., and (iii) wholly-owned investment services subsidiary, AM&M Financial Services, Inc. (“AM&M”). AM&M has three operating companies: (1) AM&M Planners, Inc., which provides fee based financial planning and wealth management services for corporate executives, small business owners, and high net worth individuals; (2) Ensemble Financial Services, Inc., an independent broker-dealer and outsourcing company for financial planners and investment advisors; and (3) Ensemble Risk Solutions, Inc., which creates customized risk management plans using life, disability and long-term care insurance products. Unless the context otherwise requires, the term “Company” refers to Tompkins Financial Corporation and its subsidiaries. The Company’s principal offices are located at The Commons, Ithaca, New York 14851, and its telephone number is (607) 273-3210. The Company’s common stock is traded on the NYSE-Amex under the symbol “TMP.”

2. Basis of Presentation

The unaudited condensed consolidated financial statements included in this quarterly report have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. In the application of certain accounting policies management is required to make assumptions regarding the effect of matters that are inherently uncertain. These estimates and assumptions affect the reported amounts of certain assets, liabilities, revenues, and expenses in the unaudited condensed consolidated financial statements. Different amounts could be reported under different conditions, or if different assumptions were used in the application of these accounting policies. The accounting policies that management considers critical in this respect are the determination of the allowance for loan and lease losses, the expenses and liabilities associated with the Company’s pension and post-retirement benefits, and the review of its securities portfolio for other than temporary impairment.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There have been no significant changes to the Company’s accounting policies from those presented in the 2008 Annual Report on Form 10-K.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 became effective on January 1, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 was effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

Financial Accounting Standards Board Staff Positions and Interpretations

Financial Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 was effective beginning on January 1, 2009. FSP EITF 03-6-1 did not have a significant impact on the Company’s financial statements.

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

The FASB issued three related FSPs (discussed in the next three paragraphs) in April 2009 to clarify the application of SFAS 157, Fair Value Measurements, (“SFAS 157”) to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods. The final FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, if all three FSPs or the fair value measurements and the other-than-temporary impairment FSPs are adopted simultaneously. The Company did not elect early adoption of these FSPs. The Company is evaluating the impact of these FSPs on the results of operations and financial condition.

FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements.

FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.

FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 will be included in the Company’s interim financial statements beginning with the second quarter of 2009.

FSP SFAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. FSP SFAS 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. FSP SFAS 141R-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS 5. FSP SFAS 141R-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141R. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after January 1, 2009 and may have a significant impact on any future business combinations closing on or after January 1, 2009.

4. Earnings Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share (“EPS”). A computation of Basic EPS and Diluted EPS for the three month periods ending March 31, 2009 and 2008 is presented in the tables below.

Three months ended March 31, 2009 (in thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS:
Income available to holders of common stock	$7,710	9,701,539	$0.79

Effect of dilutive securities:
Stock options		77,464

Diluted EPS:
Income available to holders of common stock plus assumed conversions	$7,710	9,779,003	$0.79

The effect of dilutive securities calculation for the three-month period ended March 31, 2009 excludes certain stock options covering 486,140 shares of common stock because they are anti-dilutive.

Three months ended March 31, 2008 (in thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS:
Income available to holders of common stock	$7,508	9,602,478	$0.78

Effect of dilutive securities:
Stock options		94,072

Diluted EPS:
Income available to holders of common stock plus assumed conversions	$7,508	9,696,550	$0.77

The effect of dilutive securities calculation for the three month period ended March 31, 2008 excludes certain stock options covering 491,111 shares of common stock because they are anti-dilutive.

5. Comprehensive Income

	Three months ended
(In thousands)	03/31/2009	03/31/2008

Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$7,743	$7,541

Other comprehensive income (loss), net of tax:

Unrealized gain on available-for-sale securities:
Net unrealized holding gain on available-for-sale securities arising during the year. Pre-tax net unrealized holding gain was $4,760 in 2009 and $11,017 in 2008.	2,856	6,610

Reclassification adjustment for net realized gain on sale of available-for-sale securities (pre-tax net gain of $7 in 2009 and $247 in 2008)	(4)	(148)

Employee benefit plans:
Amortization of actuarial losses, prior service cost, and transition obligation (pre-tax of $395 in 2009 and $180 in 2008)	238	108

Other comprehensive income	3,090	6,570
Less: Other comprehensive income attributable to noncontrolling interest	(33)	(33)

Total comprehensive income attributable to Tompkins Financial Corporation	$10,800	$14,078

6. Employee Benefit Plans

The following table sets forth the amount of the net periodic benefit cost recognized by the Company for the Company’s pension plan, post-retirement plan (Life and Health), and supplemental employee retirement plans (SERP) including the following components: service cost; interest cost; expected return on plan assets for the period; amortization of the unrecognized transitional obligation or transition asset; and the amounts of recognized gains and losses, prior service cost recognized, and gain or loss recognized due to settlement or curtailment.

Components of Net Period Benefit Cost

	Pension Benefits Three months ended		Life and Health Three months ended		SERP Benefits Three months ended
(In thousands)	03/31/2009	03/31/2008	03/31/2009	03/31/2008	03/31/2009	03/31/2008

Service cost	$527	$523	$32	$30	$30	$46
Interest cost	597	574	91	80	134	129
Expected return on plan assets for the period	(651)	(820)	0	0	0	0
Amortization of transition liability	0	0	4	17	0	0
Amortization of prior service cost	(26)	(26)	16	0	25	23
Amortization of net loss	374	147	0	0	2	19

Net periodic benefit cost	$821	$398	$143	$127	$191	$217

The Company realized approximately $238,000 net of tax, for the three months ended March 31, 2009, as amortization of amounts previously recognized in accumulated other comprehensive loss.

As discussed in its most recent Annual Report on Form 10-K, the Company is not required to contribute to the pension plan in 2009, but it may make voluntary contributions. The Company did not contribute to the pension plan in the first three months of 2009.

7. Financial Guarantees

Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN No. 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 requires certain disclosures and potential liability recognition for the fair value at issuance of guarantees that fall within its scope. Based upon management’s interpretation of FIN No. 45, the Company currently does not issue any guarantees that would require liability recognition under FIN No. 45, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of March 31, 2009, the Company’s maximum potential obligation under standby letters of credit was $55.6 million. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

8. Segment and Related Information

The Company manages its operations through two business segments: banking and financial services. Financial services activities consist of the results of the Company’s trust, wealth and risk management operations. All other activities, including holding company activities, are considered banking. The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the services provided. Intercompany items relate primarily to the use of human resources, information systems, accounting and marketing services provided by any of the Banks and the holding company. All other accounting policies are the same as those described in the summary of significant accounting policies in the 2008 Annual Report on Form 10-K.

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the Company’s consolidated results is shown in the following table. Investment in subsidiaries is netted out of the presentations below. The “Intercompany” column identifies the intercompany activities of revenues, expenses and other assets between the banking and financial services segments.

	As of and for the three months ended March 31, 2009

(in thousands)	Banking	Financial Services	Intercompany	Consolidated

Interest income	$36,195	$62	$(6)	$36,251
Interest expense	10,406	0	(6)	10,400

Net interest income	25,789	62	0	25,851

Provision for loan and lease losses	2,036	0	0	2,036
Noninterest income	4,769	6,313	(149)	10,933
Noninterest expense	18,320	5,118	(149)	23,289

Income before income tax expense	10,202	1,257	0	11,459

Income tax expense	3,271	445	0	3,716

Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	6,931	812	0	7,743

Less: Net income attributable to noncontrolling interest	33	0	0	33

Net Income attributable to Tompkins Financial Corporation	$6,898	$812	$0	$7,710

Depreciation and amortization	$1,075	$59	$0	$1,134
Assets	2,969,443	28,835	(4,966)	2,993,312
Goodwill	23,573	17,917	0	41,490
Other intangibles	3,357	1,790	0	5,147
Loans, net	1,791,812	0	0	1,791,812
Deposits	2,340,609	219	(4,891)	2,335,937
Total equity	198,981	23,011	0	227,385

	As of and for the three months ended March 31, 2008

(in thousands)	Banking	Financial Services	Intercompany	Consolidated

Interest income	$33,494	$63	$(14)	$33,543
Interest expense	13,873	2	(14)	13,861

Net interest income	19,621	61	0	19,682

Provision for loan and lease losses	625	0	0	625
Noninterest income	6,363	6,478	(174)	12,667
Noninterest expense	15,393	5,162	(174)	20,381

Income before income tax expense	9,966	1,377	0	11,343

Income tax expense	3,323	479	0	3,802

Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	6,643	898	0	7,541

Less: Net income attributable to noncontrolling interest	33	0	0	33

Net Income attributable to Tompkins Financial Corporation	$6,610	$898	0	$7,508

Depreciation and amortization	$1,036	$60	$0	$1,096
Assets	2,426,285	28,013	(3,885)	2,450,413
Goodwill	5,377	17,596	0	22,973
Other intangibles	1,257	2,066	0	3,323
Loans, net	1,440,789	0	0	1,440,789
Deposits	1,844,430	290	(3,766)	1,840,954
Equity	188,689	22,484	0	211,173

9. Fair Value

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Fair Value Measurements March 31, 2009

(In thousands)	Fair Value 3/31/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Trading securities	$36,650	$36,650	$0	$0
Available-for-sale securities	899,286	0	897,798	1,488
Borrowings	28,093	0	28,093	0

The change in the book value of the $1.5 million of available-for-sale securities valued using significant unobservable inputs (Level 3), between January 1, 2009 and March 31, 2009 was immaterial in relation to the total market value of available-for-sale securities.

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

The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party. The Company’s potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLB borrowings for the three months ended March 31, 2009.

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent impaired loans, other real estate owned, goodwill and other intangible assets. During the first quarter of 2009, certain collateral dependent impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for loan and lease losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $6.8 million were reduced by specific valuation allowance allocations totaling $1.3 million to a reported fair value of $5.5 million based upon collateral valuations. Collateral values are estimated using Level 2 inputs based upon observable market data or Level 3 inputs based upon customized discounting criteria.

Fair Value Measurements March 31, 2009

(In thousands)	Fair Value 03/31/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other Real Estate Owned	$103	$—	$103	$—

10. Subsequent Events

On April 10, 2009, Tompkins issued $15 million aggregate liquidation amount of 7.00% cumulative trust preferred securities (the “Trust Preferred Securities”), through a newly-formed subsidiary, Tompkins Capital Trust I, a wholly-owned Delaware statutory trust (“Tompkins Capital Trust I”). The Trust Preferred Securities were offered and sold in reliance upon the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The proceeds from the issuance of the Trust Preferred Securities, together with Tompkins’ capital contribution to the trust, were used to acquire Tompkins’ Subordinated Debentures that are due concurrently with the Trust Preferred Securities. The net proceeds of the offering will be used to support business growth and for general corporate purposes.

The Trust Preferred Securities and the Company’s debentures have a 30 year maturity, and carry a fixed rate of interest of 7%. The Trust Preferred Securities have a liquidation amount of $1,000 per security. The Company has retained the right to redeem the Trust Preferred Securities at par (plus accrued but unpaid interest) at a date which is no earlier than 5 years from the date of issuance. Commencing in 2019, during specified annual windows, Holders may convert the Preferred Securities into shares of the Company’s common stock at a conversion price equal to the greater of (i) $41.35, or (ii) the average closing price of Tompkins Financial Corporation’s common stock during the first three months of the year in which the conversion will be completed.

The Company has guaranteed the distributions with respect to, and amounts payable upon liquidation or redemption of, the Trust Preferred Securities on a subordinated basis as and to the extent set forth in the Preferred Securities Guarantee Agreement entered into on April 10, 2009, between the Company and Wilmington Trust Company, as Preferred Guarantee Trustee (the “Guarantee”).

In accordance with the applicable accounting standards related to variable interest entities, the accounts of Tompkins Capital Trust I will not be included in the Company’s consolidated financial statements. However, the $15.0 million in trust preferred securities issued by Tompkins Capital Trust I will be included in the Tier 1 capital of the Company for regulatory capital purposes pursuant to regulatory guidelines.

As previously announced in the Company’s Current Report on Form 8-K dated February 4, 2009, the planned offering amount of the Trust Preferred Securities was to be between $15 million and $30 million. The Company may issue additional securities under this offering at a later date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Tompkins Financial Corporation (“Tompkins” or the “Company”) is a registered financial holding company incorporated in 1995 under the laws of the State of New York and its common stock is listed on the NYSE-Amex (Symbol: TMP). Tompkins is headquartered at The Commons, Ithaca, New York. Tompkins is the corporate parent of three community banks: Tompkins Trust Company (“Trust Company”), The Bank of Castile and The Mahopac National Bank (“Mahopac National Bank”); an insurance agency, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”); and a fee-based financial planning and wealth management firm, AM&M Financial Services, Inc. (“AM&M”). Unless the context otherwise requires, the term “Company” refers collectively to Tompkins Financial Corporation and its subsidiaries.

The Company operates in two business segments, banking and financial services. Financial services activities include the results of the Company’s trust, financial planning, wealth management and broker-dealer services, risk management, and insurance agency operations. All other activities are considered banking. Information about the Company’s business segments is included in Note 8, “Segment and Related Information,” in Notes to Unaudited Condensed Consolidated Financial Statements.

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

The Company provides trust and investment services through Tompkins Investment Services (“TIS”), a division of Trust Company, and investment services through AM&M. TIS, with office locations at all three of the Company’s subsidiary banks, provides a full range of money management services, including: investment management accounts, custody accounts, trusts, retirement plans and rollovers, estate settlement, and financial planning; and retail brokerage services. AM&M provides fee-based financial planning for small business owners, professionals and corporate executives and other individuals with complex financial needs. AM&M also provides wealth management services and operates a broker-dealer subsidiary, which is an outsourcing company for financial planners and investment advisors.

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

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2009. It should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and the unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies

The accounting and reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry. In the course of normal business activity, management must select and apply many accounting policies and methodologies and make estimates and assumptions that lead to the financial results presented in the Company’s consolidated financial statements and accompanying notes. There are uncertainties inherent in making these estimates and assumptions, which could materially affect the Company’s results of operations and financial position.

Management considers accounting estimates to be critical to reported financial results if (i) the accounting estimates require management to makes assumptions about matters that are highly uncertain, and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the company’s financial statements. Management considers the accounting policies relating to the allowance for loan and lease losses (“allowance”), pension and postretirement benefits and the review of the securities portfolio for other than temporary impairment to be critical accounting policies because of the uncertainty and subjectivity involved in these policies and the material effect that estimates related to these areas can have on the Company’s results of operations.

For additional information on critical accounting policies, refer to Note 1 – Summary of Significant Accounting Policies in the notes to consolidated financials statements to the Company’s audited consolidated financial statements and the sections captioned “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, to gain a greater understanding of how the Company’s financial performance is reported. There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2008. The Financial Accounting Standards Board (“FASB”) finalized four FASB Staff Positions (“FSP”) regarding the accounting treatment for investments, including other than temporary investments. Refer to Note 3 – Accounting Pronouncements for a discussion of these new FSPs.

OVERVIEW

Net income for the first quarter of 2009 was $7.7 million, or $0.79 per diluted share, compared to $7.5 million or $0.77 per diluted share for the first quarter of 2008. Per share results for the first quarter of 2009 represent an increase of 2.6% from the first quarter of 2008. The favorable performance in 2009 is primarily due to growth in net interest income, which was driven by growth in average earning assets and lower funding costs. The first quarter of 2008 included $983,000 of after tax income ($1.6 million pre-tax) related to the Visa, Inc. initial public offering (the “Visa IPO”). This item added $0.10 to 2008 diluted earnings per share.

Return on average assets (ROA) for the quarter ended March 31, 2009 was 1.07% compared to 1.26% for the quarter ended March 31, 2008. Return on average shareholders’ equity (ROE) for the first quarter of 2009 was 14.02%, compared to 14.77% for the same period in 2008. First quarter 2008 ROA and ROE were favorably impacted by the Visa IPO related gain mentioned above. Tompkins’ ROA and ROE continue to compare favorably to peer ratios for bank holding companies with assets between $1.0 billion and $3.0 billion, which ratios are widely available from the Federal Reserve Board. As of December 31, 2008, the Company ranked in the 85th percentile for ROA and the 92nd percentile for ROE of this peer group.

Total revenues, consisting of net interest income and noninterest income, were $36.8 million in the first quarter of 2009, up 13.7% over the comparable period in 2008. First quarter 2009 total revenues benefited from solid growth in net interest income, resulting from lower funding costs and growth in average earning assets. Net interest income for the first quarter of 2009, was up 31.3% over the same period prior year. Noninterest income for the first quarter of 2009 was down 13.7% from the first quarter of 2008 as the Company’s fee-based businesses continue to be impacted by weaknesses in the economy and financial markets. The first quarter of 2008 also included $1.6 million of pre-tax gains related to the Visa IPO.

Noninterest expenses were up 14.3% for the first quarter of 2009 over the same period in 2008. The increase was mainly in salaries and wages, premises and fixed asset expenses and other operating expenses, which were all affected by the addition of new offices related to the Sleepy Hollow acquisition completed in May 2008.

Recent Market Developments

The financial services industry is facing unprecedented challenges in the face of the current national and global economic crisis. The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Tompkins operates in markets that have been impacted to a lesser extent than many areas around the country.

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

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. The ARRA contains a comprehensive set of government spending initiatives and tax incentives aimed at stimulating the U.S. economy. The ARRA also amends TARP Capital Purchase Program legislation by directing the Treasury to issue regulations implementing strict limitations on compensation paid or accrued by financial institutions participating in the TARP Capital Purchase Program.

Segment Reporting

The Company operates in two business segments, banking and financial services. Financial services activities consist of the results of the Company’s trust, financial planning and wealth management, broker-dealer services, and risk management operations. All other activities are considered banking.

Banking Segment

The Banking segment reported net income of $6.9 million for the first quarter of 2009, up $291,000 or 4.4% from net income of $6.6 million in first quarter of 2008. First quarter 2008 results included $983,000 of after-tax income, related to the Visa IPO. The increase in net income for the first quarter of 2009 over the same period prior year was mainly the result of strong growth in net interest income. Net interest income for the three months ended March 31, 2009 was up $6.2 million or 31.4%, over same period in 2008, driven by growth in average earning assets and an improved net interest margin. The Company’s net interest margin has benefited from disciplined deposit pricing, which has resulted in funding costs decreasing more rapidly than asset yields.

The provision for loan and lease losses for the first quarter of 2009 was $2.0 million compared to $625,000 for the same period in 2008. The increase reflects growth in total loans and leases from March 31, 2008 to March 31, 2009, higher levels of net charge-offs and nonperforming loans, and the impacts of a weakening economy.

Noninterest income for the three months ended March 31, 2009, was down $1.6 million or 25.1% compared to the same period in 2008. First quarter 2008 noninterest income included $1.6 million of pre-tax gains on the Visa IPO. Service charges on deposit accounts were down 12.1% in the first quarter of 2009 compared to the first quarter of 2008, mainly a result of lower overdraft fees. Gains on the sales of loans totaled $401,000 for the first quarter 2009 compared with a loss of $3,000 for the same period 2008. The historically low market rates for residential loan products in 2009 have increased residential mortgage activity, including refinancings. Net mark-to-market gains on assets and liabilities held at fair value were $314,000 in the first quarter of 2009 compared to net mark-to-market losses of $553,000 for the same period 2008.

Noninterest expenses for the first quarter of 2009 were up $2.9 million or 19.0% over the same period in 2008. The increase was mainly in salaries and wages as a result of the acquisition of Sleepy Hollow on May 9, 2008.

Financial Services Segment

The Financial Services segment had net income of $812,000 in the first quarter of 2009, a decrease of $86,000 or 9.6% from net income of $898,000 in the same quarter of the prior year. Noninterest income for the first quarter of 2009 was down $165,000 or 2.5% from the same period in 2008. Trust and investment services fees are generally based on the market value of assets within each account. Volatility in the equity and bond markets impacts the market value of assets and related investment fees. Insurance commissions and fees were up for the first quarter 2009 compared to the same period prior year. Noninterest expenses for the first quarter of 2009 were down $44,000 or 0.9% from the same period in the prior year.

RESULTS OF OPERATIONS

Average Consolidated Balance Sheet and Net Interest Analysis

	Year to Date Period Ended Mar-09			Year to Date Period Ended Mar-08

(Dollar amounts in thousands)	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate

ASSETS
Interest-earning assets
Certificates of deposit with other banks
Securities (1)	$9,302	$8	0.35%	$11,042	$88	3.21%
U.S. Government securities	672,855	7,781	4.69%	565,869	6,875	4.89%
Trading securities	37,506	362	3.91%	52,906	626	4.76%
State and municipal (2)	117,235	1,766	6.11%	100,629	1,544	6.17%
Other securities (2)	58,750	329	2.27%	51,423	703	5.50%

Total securities	886,346	10,238	4.68%	770,827	9,748	5.09%
Federal funds sold	8,547	5	0.24%	2,936	20	2.74%
Loans, net of unearned income (3)
Real estate	1,261,159	18,930	6.09%	970,778	16,030	6.64%
Commercial loans (2)	448,136	6,101	5.52%	383,995	6,620	6.93%
Consumer loans	87,661	1,517	7.02%	79,054	1,467	7.46%
Direct lease financing	13,518	201	6.03%	14,391	192	5.37%

Total loans, net of unearned income	1,810,474	26,749	5.99%	1,448,218	24,309	6.75%

Total interest-earning assets	2,714,669	37,000	5.53%	2,233,023	34,165	6.15%

Other assets	204,477			172,017

Total assets	$2,919,146			$2,405,040

LIABILITIES & EQUITY
Deposits – Interest-bearing deposits
Interest-bearing checking, savings, & money market	1,085,475	2,366	0.88%	809,456	3,594	1.79%
Time deposits > $100,000	276,391	1,489	2.18%	273,598	2,798	4.11%
Time deposits < $100,000	417,859	2,528	2.45%	339,271	3,530	4.18%
Brokered time deposits < $100,000	42,688	241	2.29%	4,070	37	3.66%

Total interest-bearing deposits	1,822,413	6,624	1.47%	1,426,395	9,959	2.81%

Federal funds purchased & securities sold under agreements to repurchase	188,204	1,565	3.37%	210,850	2,037	3.89%
Other borrowings	225,176	2,211	3.98%	159,708	1,865	4.70%

Total interest-bearing liabilities	2,235,793	10,400	1.89%	1,796,953	13,861	3.10%

Noninterest bearing deposits	417,932			368,699
Accrued expenses and other liabilities	42,464			34,967

Total liabilities	2,696,189			2,200,619

Shareholders’ equity	221,490			202,195
Noncontrolling interest	1,467			2,226

Total equity	222,957			204,421

Total liabilities and equity	$2,919,146			$2,405,040

Interest rate spread			3.64%			3.05%

Net interest income/margin on earning assets		$26,600	3.97%		$20,304	3.66%

Tax equivalent adjustment (2)		(749)			(622)

Net interest income per consolidated Financial statements		$25,851			$19,682

(1)	Average balances and yields exclude unrealized gains and losses on available-for-sale securities.

(2)	Interest income includes the effects of taxable-equivalent adjustments using a blended Federal and State income tax rate of 40% to increase tax exempt interest income to a taxable-equivalent basis.

(3)

Nonaccrual loans are included in the average loans totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Net Interest Income

The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Taxable-equivalent net interest income for the first quarter of 2009 was $26.6 million, an increase of $6.3 million, or 31.0%, compared to the same period in 2008. The favorable quarter-over-quarter comparison primarily resulted from an increase in the average volume of interest-earning assets, and an increase in net interest margin compared to the same period in the prior year. For the first quarter of 2009, average earning assets were up $481.6 million or 21.6%, over the same period in 2008. Contributing to the growth was the acquisition of Sleepy Hollow in May 2008, which added $235.4 million of interest-earning assets at acquisition. The taxable-equivalent net interest margin for the first quarter of 2009 of 3.97% was up from 3.66% for the first quarter of 2008. The net interest margin benefited from the decrease in short-term market interest rates during the latter part of 2007, 2008 and into 2009. The lower short-term market rates led to a 62 basis point decrease in the yield on average earning assets to 5.53% for first quarter of 2009 compared to 6.15% for same quarter of 2008; however, the decrease in yield on average earning assets was more than offset by lower funding costs. The average cost of funds for the first quarter of 2009 was down 121 basis points to 1.89%, compared to 3.10% for the first quarter of 2008.

Taxable-equivalent interest income was up 8.3% in the first quarter of 2009 over the same period of 2008. The growth in taxable-equivalent interest income was primarily a result of higher average loan and investment balances as average yields were lower quarter-over-quarter. Average loan balances were up $362.3 million or 25.0% in the first quarter of 2009 over the first quarter of 2008, while the average yield on loans decreased 76 basis points to 5.99%. Growth in first quarter 2009 average loan balances included a $290.4 million increase in average real estate loans and a $64.1 million increase in average commercial loans. The decrease in yields on average loans in 2009 compared to 2008 is mainly a result of the prime interest rate reduction of 400 basis points in 2008. Average securities balances for the first quarter of 2009 were up $115.5 million over average balances in the first quarter of 2008, while average yields were down 41 basis points.

Interest expense for the first quarter of 2009 was down 25.0% compared to the first quarter of 2008, reflecting lower average rates paid on deposits and borrowings, partially offset by growth in average balances. The average rate paid on interest bearing deposits during the first quarter of 2009 of 1.47% was 134 basis points lower than the average rate paid in the first quarter of 2008. The decrease in the average cost of interest bearing deposits reflects a decrease in the interest rates offered on deposit products due to decreases in average market rates combined with an increase in the relative proportion of lower cost savings and money market deposits. Average interest-bearing deposit balances increased by $396.0 million or 27.8% in the first quarter of 2009 compared to the same period in 2008. The majority of the increase was in average interest checking, savings and money market deposit balances, which were up 34.1% to $1.1 billion. Average time deposits of $100,000 or more balances were down 1.0% to $276.4 million. Average noninterest bearing deposit balances of $417.9 million were up 13.4% in the first quarter of 2009 over the same period in 2008. Contributing to the growth in average deposit balances was the acquisition of Sleepy Hollow in May 2008, which added $229.0 million of deposits at acquisition. Average other borrowings were up $65.5 million or 41.0% over prior year, while the average yield was down 72 basis points.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents management’s estimate of the amount necessary to maintain the allowance for loan and lease losses at an adequate level. The provision for loan and lease losses was $2.0 million for the first quarter of 2009, compared to $625,000 for the same period in 2008. The increase in the provision for the first quarter of 2009 over the first quarter of 2008, reflects the increase in net charge-offs and nonperforming loans, growth in total loans from March 31, 2008 to March 31, 2009, as well as concerns over weak economic conditions and uncertain real estate markets. The allowance for loan and lease losses, as a percentage of period end loans was 1.10% at March 31, 2009 compared to 1.02% at March 31, 2008. The section captioned “Allowance for Loan and Lease Losses and Nonperforming Assets” contained elsewhere in this report has further details on the allowance for loan and lease losses.

Noninterest Income

Noninterest income is a significant source of income for the Company, representing 29.7% of total revenues for the first quarter of 2009, compared to 39.2% for the same period in 2008. Noninterest income for the three months ended March 31, 2009 was $10.9 million, a decrease of 13.7% from the same period in 2008. The economic climate played a role in the decrease as investment services fees, service charges on deposit accounts and card services income were all down from the first quarter of 2008. The first quarter of 2008 noninterest income included $1.6 million of pre-tax other income related to proceeds received from the Company’s allocation of the Visa IPO.

Investment services income was $3.2 million in first quarter of 2009, a decrease of 12.7% from $3.7 million in the first quarter of 2008. Investment services income reflects income from Tompkins Investment Services (“TIS”), a division within the Trust Company, and AM&M. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. TIS generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing investments in employee benefits plans. TIS also oversees retail brokerage activities in the Company’s banking offices. AM&M provides financial planning services, wealth management services, and brokerage services to independent financial planners and investment advisors. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The decrease in the major stock market indices from March 31, 2008 to March 31, 2009, contributed to the decrease in the market value of assets managed by, or in custody of Tompkins. The market value of assets managed by, or in custody of, Tompkins was $2.2 billion at March 31, 2009, down 6.4% from $2.4 billion at March 31, 2008. These figures include $654.4 million and $541.1 million, respectively, of Company-owned securities where TIS is custodian. The Company was successful with business development initiatives and customer retention despite the challenging equities markets in 2008 and early 2009 and the recent turmoil in the financial markets.

Insurance commissions and fees were $3.1 million in the first quarter of 2009, an increase of $329,000 or 11.8% over the first quarter of 2008. The growth was at Tompkins Insurance and AM&M and was mainly in health and benefit related insurance products. Revenues for personal and commercial lines were slightly ahead of the prior year. Tompkins Insurance and AM&M continue to increase their penetration rate for customers of the Company’s banking subsidiaries. Commissions and fees in 2009 also benefited from the second quarter 2008 acquisition of a firm that specializes in insurance solutions for investment professionals.

Service charges on deposit accounts were $2.2 million in the first quarter of 2009, down 12.1% compared to $2.5 million in the first quarter of 2008. The largest component of this category is overdraft fees, which is largely driven by customer activity. Customer activity has been changing over the past several years, with electronic transactions such as debit cards and Internet banking reducing the volume of checks.

Other service charge income of $442,000 in the first quarter of 2009 was down $302,000 or 40.6% from the same period in 2008. The decrease was primarily due to lower loan related fees (down $141,000); and lower fees from safe deposit boxes (down $48,000).

Net mark-to-market gains on securities and borrowings held at fair value totaled $314,000 in the first quarter of 2009, compared to net mark-to-market losses of $553,000 in the first quarter of 2008. Mark-to-market losses or gains relate to the change in the fair value of securities and borrowings where the Company has elected the fair value option.

Increases, net of the related mortality expense, in cash surrender value of corporate owned life insurance (COLI) were $222,000 in the first quarter of 2009, down $115,000 or 34.1% from the first quarter of 2008. The decrease is mainly due to an adjustment made in the first quarter of 2009 to true-up the estimated cash surrender value. The COLI relates to life insurance policies covering certain senior officers of the Company and its subsidiaries. The Company’s average investment in COLI was $34.9 million during 2009, compared to $30.0 million during 2008. The Company acquired $3.5 million of COLI in the acquisition of Sleepy Hollow during the second quarter of 2008.

The $1.6 million gain on Visa stock redemption relates to the proceeds received from the Company’s allocation of the Visa IPO, and consists of a $1.2 million gain on the partial redemption of Visa stock and a $0.4 million partial reversal of a fourth quarter 2007 accrual for indemnification charges. Visa withheld a portion of the shares allocated to its member banks to create an escrow account to cover the costs and liabilities associated with certain litigation for which its member banks are obligated to indemnify Visa. Visa’s funding of this escrow account allowed member banks to reverse litigation related accruals made in the fourth quarter of 2007, up to each bank’s proportionate membership interest in the $3.0 billion used to fund the escrow account.

For the first quarter 2009, net gains on the sales of loans totaled $401,000, compared to net losses of $3,000 for the first quarter of 2008. The increase in gains on loan sales in the first quarter of 2009 is mainly a result of increased residential mortgage refinancing activity. Low market interest rates have led to a significant increase in the volume of homeowners refinancing existing mortgages to lower fixed rates. To manage interest rate risk exposures, the Company sold certain fixed rate loan production that had rates below or maturities greater than the thresholds set by the Company’s Asset/Liability Committee.

Other income decreased by $260,000 in the first quarter of 2009, compared to the same period in 2008. Other income includes income from equity investments, including the Company’s investment in a Small Business Investment Company, Cephas Capital Partners, L.P. (“Cephas”). Because the Company’s percentage ownership in Cephas exceeds 20%, the equity method of accounting is utilized, such that the Company’s percentage of Cephas’ income is recognized as income on its investment; and likewise, any loss by Cephas is recognized as a loss on the Company’s investment. For the first quarter of 2009, the Company recognized income from this investment of $30,000, compared with income of $175,000 in the first quarter of 2008. The Company believes that, as of March 31, 2009, there is no impairment with respect to this investment.

Management may periodically sell available-for-sale securities for liquidity purposes, to improve yields, or to adjust the risk profile of the portfolio. Net gains on sales of available-for-sale securities of $247,000 in the first quarter of 2008 reflect sales of available-for-sale securities, for which prices were favorably impacted by the Federal Reserve actions to reduce interest rates in 2008.

Noninterest Expense

Noninterest expenses for the first quarter of 2009 were $23.3 million, an increase of 14.3% over noninterest expenses of $20.4 million for the first quarter of 2008. The May 2008 acquisition of Sleepy Hollow impacted several noninterest expense categories discussed below.

Personnel-related expense increased by $851,000 or 7.1% in the first quarter of 2009 over the same period in 2008. Salaries and wages associated with an increased number of average full time equivalent employees (“FTEs”), annual salary adjustments and higher benefit related expenses contributed to the increase over 2008. Year-to-date March 31, 2009 average FTEs of 711 were up from 656 at March 31, 2008. The acquisition of Sleepy Hollow included the addition of six banking offices, including one limited service office, and 30 FTEs.

Expenses related to bank premises and furniture and fixtures increased by $586,000 or 23.0% in the first quarter of 2009 compared to the same quarter of the prior year. Additions to the Company’s branch network, as well as higher real estate taxes and utility costs contributed to the increased expenses for premises and furniture and fixtures. The acquisition of Sleepy Hollow in May of 2008 added six banking offices to the Company’s branch network.

Professional fees for the first quarter of 2009 were up by $251,000 or 39.9% compared to the first quarter of 2008. Professional fees include amounts paid to outside consultants for assistance on projects or initiatives. During the first quarter of 2009, the Company used outside consultants to assist on various projects including technology, and human resource related items.

Other operating expenses increased by $952,000 or 28.7% in the first quarter of 2009 over the first quarter of 2008. Contributing to the increase in other operating expenses were the following: fair value adjustments related to nonmarketable equity investments (up $308,000); regulatory expense (up $284,000); and telephone (up $238,000). The increase in regulatory expense was primarily due to an increase in FDIC insurance expense. A one-time assessment credit partially offset the first quarter 2008 FDIC insurance assessments. In December 2008, the FDIC raised insurance assessments by seven basis points, effective beginning with the assessments payable in the second quarter of 2009. On February 27, 2009, the FDIC approved an interim rule for a one-time special assessment of $0.20 per $100.0 in domestic deposits to restore the Deposit Insurance Fund. The assessment would be payable on September 30, 2009. The Chairman of the Committee on Banking, Housing, and Urban Affairs recently introduced legislation, The Depositor Protection Act of 2009, which would increase the FDIC’s borrowing authority with the U.S. Treasury to $100.0 billion from $30.0 billion. The FDIC has indicated that this increased borrowing authority would give it the flexibility to reduce the size of the special assessment. Based upon deposit balances as of December 31, 2008, the Company estimated that the $0.20 per $100.0 assessment would result in additional assessments of approximately $4.2 million. There has been discussion on reducing the one-time special assessment from 20 basis points to 10 basis points.

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes. The provision for the first quarter of 2009 was $3.7 million, compared to $3.8 million for the same period in 2008. The Company’s effective tax rate for the first quarter of 2009 was 32.4% compared to 33.5% for the first quarter of 2008. The lower effective rate in the first quarter of 2009 was primarily the result of nontaxable items representing a larger percentage of the higher pre-tax net income for the three months ended March 31, 2009 as compared to the prior year period.

FINANCIAL CONDITION

Total assets were $3.0 billion at March 31, 2009, up $125.6 million or 4.4% over December 31, 2008, and up $542.9 million or 22.2% over March 31, 2008. The acquisition of Sleepy Hollow in May 2008 added $269.1 million of assets, including $151.2 million of loans, $51.5 million of securities, and $5.8 million of cash and equivalents. Asset growth over year-end 2008 was mainly in available-for-sale securities, which were up $135.1 million. Total deposits at March 31, 2009 were up $201.9 million or 9.5% over December 31, 2008, driven by an increase in municipal deposits.

Loans and leases totaled $1.8 billion or 60.5% of total assets at March 31, 2009, compared to $1.8 billion or 63.4% of total assets at December 31, 2008. Commercial real estate loans at March 31, 2009 were up $15.1 million or 2.4% over December 31, 2008, while commercial loans were down $20.0 million or 4.3% over the same period. Part of the decrease in commercial loans is due to the seasonality of some of the Company’s agriculturally-related business customers. Demand for residential mortgage loans was strong during the first quarter of 2009, largely driven by refinancings in the current low interest rate environment. The Company originated $22.7 million of residential mortgage loans for sale during the first quarter of 2009 and sold $18.8 million during the quarter. The Company sells certain fixed rate residential mortgage loans in the secondary market because of interest rate risk considerations. The consumer and leasing portfolios at March 31, 2009 were flat compared to year-end 2008.

Nonperforming loans (loans on nonaccrual, loans past due 90 days or more and still accruing interest, and loans restructured where the terms of repayment have been renegotiated, resulting in a reduction and or deferral of interest and principal) were $16.2 million at March 31, 2009, up slightly from $16.0 million at December 31, 2008, and up $7.0 million from March 31, 2008. Nonperforming loans represented 0.89% of total loans at March 31, 2009, compared to 0.88% of total loans at December 31, 2008, and 0.63% of total loans at March 31, 2008. For the first quarter of 2009, net charge-offs were $728,000, up from $451,000 in the same period of 2008, but flat compared to the $739,000 for the fourth quarter of 2008. In general, the increase in nonperforming loans is reflective of the current weak economic conditions. The acquisition of Sleepy Hollow in May 2008 also contributed to the increase in nonperforming loans.

Over the past year, there has been significant attention to subprime consumer real estate lending in the media. The Company has not engaged in the origination or purchase of subprime loans as a line of business. As a result, gross losses in the Company’s residential portfolio have been relatively low, totaling $173,000 for the three months ended March 31, 2009, compared to $15,000 for the same period in 2008. The combined nonperforming loan balances in our construction and home equity lending portfolios represented less than 0.11% of total loans at March 31, 2009.

As of March 31, 2009, total securities were $989.9 million or 33.1% of total assets, compared to $856.7 million or 29.9% of total assets at year-end 2008. The portfolio is comprised primarily of mortgage-backed securities, obligations of U.S. Government sponsored entities, and obligations of states and political subdivisions. The Company has no investments in preferred stock of U.S. Government sponsored entities, no investments in pools of Trust Preferred securities, and no securities where management has deemed impairment to be other than temporary. The Company maintains a trading portfolio valued at a fair value of $36.7 million as of March 31, 2009, compared to $38.1 million at December 31, 2008. The decrease in the portfolio reflects maturities or payments during 2009. For the three months ended March 31, 2009, mark-to-market gains related to the securities trading portfolio were $58,000.

Total deposits were $2.3 billion at March 31, 2009, up $201.9 million or 9.5% over December 31, 2008, and up $495.0 million or 26.9% over March 31, 2008. The Company acquired $229.0 million of deposits, including $109.2 million of time deposits, $93.1 million of savings and money market, and $24.5 million of noninterest bearing deposits in the acquisition of Sleepy Hollow in May 2008. The growth in total deposits from December 31, 2008 was mainly in money market and savings balances, which were up $179.2 million or 18.3%. The increase in money market and savings balances was mainly in municipal deposits and is partially due to the seasonal nature of these deposits. Time deposit balances were up $62.9 million or 8.9% at March 31, 2009 compared to December 31, 2008. The increase included $30.0 million of brokered time deposits and $23.6 million of retail time deposits less than $100,000. Other borrowings decreased $68.7 million or 25.0% from year-end 2008 to $206.1 million at March 31, 2009 as the Company used deposit inflows to reduce advances from the FHLB.

Capital

Total equity was $227.4 million at March 31, 2009, an increase of $8.0 million from December 31, 2008. Additional paid-in capital increased by $510,000, from $152.8 million at December 31, 2008, to $153.4 million at March 31, 2009, reflecting $405,000 in proceeds from stock option exercises and $262,000 related to stock-based compensation. Retained earnings increased by $4.4 million from $73.8 million at December 31, 2008, to $78.2 million at March 31, 2009, reflecting net income of $7.7 million less dividends paid of $3.3 million. Accumulated other comprehensive loss decreased by $3.1 million from a net unrealized loss of $7.6 million at December 31, 2008, to a net unrealized loss of $4.5 million at March 31, 2009, reflecting an increase in unrealized gains on available-for-sale securities due to lower market rates, partially offset by amounts recognized in other comprehensive income related to postretirement benefit plans. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Cash dividends paid in the first quarter of 2009 totaled approximately $3.3 million, representing 42.8% of first quarter 2009 earnings. Cash dividends of $0.34 per common share paid in the first quarter of 2009 were up 6.3% over cash dividends of $0.32 per common share paid in the first quarter of 2008.

On July 22, 2008, the Company’s Board of Directors approved a stock repurchase plan (the “2008 Plan”). The 2008 Plan authorizes the repurchase of up to 150,000 shares of the Company’s outstanding common stock over a two-year period. The Company repurchased 5,000 shares of common stock at an average price of $35.51 under the 2008 Plan during the first three months of 2009. Since inception of the 2008 Plan, the Company has repurchased 6,500 shares at an average price of $36.21.

On April 10, 2009, Tompkins issued $15 million aggregate liquidation amount of 7.00% cumulative trust preferred securities (the “Trust Preferred Securities”), through a newly-formed subsidiary, Tompkins Capital Trust I, a wholly-owned Delaware statutory trust (“Tompkins Capital Trust I”). The Trust Preferred Securities were offered and sold in reliance upon the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The proceeds from the issuance of the Trust Preferred Securities, together with Tompkins’ capital contribution to the trust, were used to acquire Tompkins’ Subordinated Debentures that are due concurrently with the Trust Preferred Securities.

The Trust Preferred Securities and the Company’s debentures have a 30 year maturity, and carry a fixed rate of interest of 7%. The Trust Preferred Securities have a liquidation amount of $1,000 per security. The Company has retained the right to redeem the Trust Preferred Securities at par (plus accrued but unpaid interest) at a date which is no earlier than 5 years from the date of issuance. Commencing in 2019, during specified annual windows, Holders may convert the Preferred Securities into shares of the Company’s common stock at a conversion price equal to the greater of (i) $41.35, or (ii) the average closing price of Tompkins Financial Corporation’s common stock during the first three months of the year in which the conversion will be completed.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and its subsidiaries meet all capital adequacy requirements to which they are subject. The table below reflects the Company’s capital position at March 31, 2009, compared to the regulatory capital requirements for “well capitalized” institutions.

REGULATORY CAPITAL ANALYSIS March 31, 2009

	Actual		Well Capitalized Requirement
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$211,371	10.8%	$196,064	10.0%
Tier I Capital (to risk weighted assets)	$191,379	9.8%	$117,638	6.0%
Tier I Capital (to average assets)	$191,379	6.7%	$143,235	5.0%

As illustrated above, the Company’s capital ratios on March 31, 2009 remain above the minimum requirements for well capitalized institutions. As of March 31, 2009, the capital ratios for each of the Company’s subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

As mentioned above, the Company’s wholly-owned subsidiary, Tompkins Capital Trust I, issued $15.0 million of trust preferred securities in April 2009. In accordance with the applicable accounting standards related to variable interest entities, the accounts of Tompkins Capital Trust I will not be included in the Company’s consolidated financial statements. However, the $15.0 million in trust preferred securities issued by Tompkins Capital Trust I will be included in the Tier 1 capital of the Company for regulatory capital purposes pursuant to regulatory guidelines.

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

Based upon consideration of the above factors, management believes that the allowance is adequate to provide for the risk of loss inherent in the current loan and lease portfolio. Activity in the Company’s allowance for loan and lease losses during the first three months of 2009 and 2008 and for the 12 months ended December 31, 2008, is illustrated in the table below.

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES (In thousands)

	03/31/09	12/31/08	03/31/08

Average loans and leases outstanding during the period	$1,810,474	$1,612,716	$1,448,218

Total loans and leases outstanding at end of period	$1,811,792	$1,817,531	$1,455,570

ALLOWANCE FOR LOAN AND LEASE LOSSES

Beginning balance	$18,672	$14,607	$14,607

Provision for loan and lease losses	2,036	5,428	625
Loans charged off	(902)	(3,290)	(590)
Loan recoveries	174	442	139

Net charge-offs	(728)	(2,848)	(451)

Allowance acquired in purchase acquisition	0	1,485	0

Ending balance	$19,980	$18,672	$14,781

Allowance for loan and lease losses to total loans and leases	1.10%	1.03%	1.02%

Annualized net charge-offs to average loans and leases	0.16%	0.18%	0.12%

The allowance represented 1.10% of total loans and leases outstanding at March 31, 2009, compared to 1.03% at December 31, 2008 and 1.02% at March 31, 2008. The provision for loan and lease losses was $2.0 million in the first quarter of 2009, an increase of $1.4 million over the first quarter of 2008. The increase in the provision for the first quarter of 2009 over the first quarter of 2008, reflects the increase in net charge-offs and nonperforming loans, growth in total loans from March 31, 2008 to March 31, 2009, as well as concerns over weak economic conditions and uncertain real estate markets.

Net charge-offs for the first quarter of 2009 totaled $728,000 compared to $451,000 in the comparable year ago period. Annualized net charge-offs for the first three months of 2009 represented 0.16% of average loans, up from 0.12% for the first three months of 2008, but is favorable to a peer ratio of 0.66%. The peer data is from the Federal Reserve Board and represents banks or bank holding companies with assets between $1.0 billion and $3.0 billion. The peer ratio is as of December 31, 2008, the most recent data available from the Federal Reserve Board.

The allowance coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) was 1.24 times at March 31, 2009, compared to 1.17 times at December 31, 2008, and 1.61 times at March 31, 2008.

NONPERFORMING ASSETS (In thousands)

	03/31/09	12/31/08	03/31/08

Nonaccrual loans and leases	$15,478	$15,798	$9,008
Loans past due 90 days and accruing	677	161	53
Troubled debt restructuring not included above	0	69	139

Total nonperforming loans	16,155	16,028	9,200

Other real estate, net of allowances	103	110	5

Total nonperforming assets	$16,258	$16,138	$9,205

Total nonperforming loans and leases as a percentage of total loans and leases	0.89%	0.88%	0.63%

Total nonperforming assets as a percentage of total assets	0.54%	0.56%	0.38%

The level of nonperforming assets at March 31, 2009, and 2008, and December 31, 2008 is illustrated in the table above. Nonperforming assets of $16.3 million at March 31, 2009, were relatively unchanged from December 31, 2008, and were up $7.1 million from March 31, 2008. In general, the increasing trend in nonperforming assets is reflective of the current weak economic conditions. The increase over the prior year is also due to the second quarter 2008 acquisition of Sleepy Hollow, which added about $2.6 million of nonperforming assets. Approximately $3.5 million of nonperforming loans at March 31, 2009, were secured by U.S. government guarantees, while $3.1 million were secured by one-to-four family residential properties.

Nonperforming assets represented 0.54% of total assets at March 31, 2009, compared to 0.56% at December 31, 2008, and 0.38% at March 31, 2008. Although up over the same period prior year, the Company’s ratio of nonperforming assets to total assets of 0.54% continues to compare favorably to a peer ratio of 2.26%. The peer data is from the Federal Reserve Board and represents banks or bank holding companies with assets between $1.0 billion and $3.0 billion. The peer ratio is as of December 31, 2008, the most recent data available from the Federal Reserve Board.

As of March 31, 2009, the Company’s recorded investment in loans and leases that are considered impaired totaled $15.5 million compared to $9.7 million at December 31, 2008, and $7.0 million at March 31, 2008. The $15.5 million of impaired loans at March 31, 2009, had related allowances of $1.6 million, the $9.7 million of impaired loans at December 31, 2008, had related allowances of $520,000, and the $7.0 million at March 31, 2008, had related allowances of $463,000.

Potential problem loans and leases are loans and leases that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans and leases as nonperforming at some time in the future. Management considers loans and leases classified as Substandard that continue to accrue interest to be potential problem loans and leases. At March 31, 2009, the Company’s internal loan review function had identified 46 commercial relationships totaling $33.2 million, which it has classified as Substandard, which continue to accrue interest. As of December 31, 2008, the Company’s internal loan review function had classified 36 commercial relationships as Substandard totaling $20.3 million, which continued to accrue interest. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans is not significant. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed at least quarterly. The increase in the dollar amount of commercial relationships classified as Substandard and still accruing interest between December 31, 2008 and March 31, 2009 was mainly due to the addition of two commercial relationships, one totaling $11.7 million and one totaling $3.0 million that were classified as Substandard and accruing at March 31, 2009, and were not classified as Substandard at December 31, 2008.

Deposits and Other Liabilities

Total deposits of $2.3 billion at March 31, 2009, were up $201.9 million or 9.5% from December 31, 2008. Deposit growth included $179.2 million in interest checking, savings and money market balances, and $62.9 million in time deposits. Noninterest bearing deposit balances were down $40.2 million to $410.7 million at March 31, 2009 from December 31, 2008. Growth in municipal deposits accounted for a majority of the increase in savings and money market balances from year-end 2008. With deposit rates down on time deposits and more in line with money market rates, municipalities are placing tax deposits into money market accounts. Municipal deposit balances are somewhat seasonal, increasing as tax deposits are collected and decreasing as these monies are used by the municipality.

The increase in time deposits was partially due to an increase in brokered time deposits, which were up $30.0 million to $50.0 million at March 31, 2009, as rates on these deposits were favorable compared to other funding sources. Total deposits were up $495.0 million or 26.9% over March 31, 2008. A large portion of the growth was due to the Sleepy Hollow acquisition during the second quarter of 2008. Total deposits in Sleepy Hollow Bank’s five Westchester County, New York branches were $229.0 million at the time of the acquisition. In 2007 and 2008, the Federal Reserve reduced short-term market rates, which led to a decrease in rates paid on deposits.

The Company’s primary funding source is core deposits, defined as total deposits less time deposits of $100,000 or more, brokered time deposits, and municipal money market deposits. Core deposits increased $47.3 million or 2.9% from year-end 2008 to $1.7 billion at March 31, 2009, and represented 71.9% of total deposits compared to 76.4% of total deposits at December 31, 2008.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $34.6 million at March 31, 2009, and $42.1 million at December 31, 2008. Management generally views local repurchase agreements as an alternative to large time deposits. The Company’s wholesale repurchase agreements are primarily with the Federal Home Loan Bank (“FHLB”) and amounted to $148.1 million at March 31, 2009, and $153.2 million at December 31, 2008. Included in the $148.1 million of wholesale repurchase agreements at March 31, 2009, are $16.1 million of repurchase agreements with the FHLB where the Company elected to adopt the fair value option under SFAS 159. The fair value of these borrowings decreased by $61,000 (net mark-to-market pre-tax gain of $61,000) over the 3-months ended March 31, 2009.

The Company’s other borrowings totaled $206.1 million at March 31, 2009, down $68.7 million or 25.0% from $274.8 million at year-end 2008. The $206.1 million in borrowings at March 31, 2009, included $181.9 million in term advances, and a $24.0 million advance from a bank. The $274.8 million at year-end 2008 included $177.2 million in term advances, $73.5 million of overnight FHLB advances and a $24.0 million advance from a bank. Of the $181.9 million of the FHLB term advances at March 31, 2009, $166.0 million are due over one year. The Company elected the fair value option under SFAS 159 for a $10.0 million advance with the FHLB. The fair value of this advance decreased by $195,000 (net mark-to-market gain of $195,000) over the 3-months ended March 31, 2009.

Other borrowings also include a Treasury Tax and Loan Note account with the Federal Reserve Bank of New York totaling $100,000 at March 31, 2009 and December 31, 2008, and borrowings from unrelated financial institutions totaling $37,000 and $39,000 at March 31, 2009 and December 31, 2008, respectively.

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

Core deposits are a primary and low cost funding source obtained primarily through the Company’s branch network. Core deposits totaled $1.7 billion at March 31, 2009, up $47.3 million or 2.9% from year-end 2008, and $303.0 million or 22.0% from March 31, 2008. Core deposits represented 71.9% of total deposits and 60.7% of total liabilities at March 31, 2009, compared to 76.4% of total deposits and 61.6% of total liabilities at December 31, 2008.

In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $100,000 or more, brokered time deposits, municipal money market deposits, securities sold under agreements to repurchase and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources increased by $72.3 million or 7.4% from December 31, 2008 to $1.0 billion at March 31, 2009. Non-core funding sources, as a percentage of total liabilities, were 37.8% at March 31, 2009, up from 36.8% at December 31, 2008. The increase in non-core funding sources was mainly in municipal money market deposit balances and brokered time deposits, partially offset by a decrease in FHLB advances.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $798.1 million and $677.8 million at March 31, 2009 and December 31, 2008, respectively, were either pledged or sold under agreements to repurchase. Pledged securities represented 80.6% of total securities at March 31, 2009, compared to 79.1% of total securities at December 31, 2008.

Cash and cash equivalents totaled $47.6 million at March 31, 2009, down from $52.2 million at December 31, 2008. Short-term investments, consisting of securities due in one year or less, decreased from $41.9 million at December 31, 2008, to $29.2 million at March 31, 2009. The Company also has $36.7 million of securities designated as trading securities.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total available-for-sale mortgage-backed securities, at book value, were $533.2 million at March 31, 2009, compared with $469.2 million at December 31, 2008. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $731.6 million at March 31, 2009, as compared to $732.5 million at December 31, 2008. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources, including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At March 31, 2009 the unused borrowing capacity on established lines with the FHLB was $446.5 million. As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At March 31, 2009, total unencumbered residential mortgage loans of the Company were $171.1 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of March 31, 2009, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decline in net interest income from the base case of approximately 0.5%, while a 100 basis point parallel decline in interest rates over a one-year period would result in a marginal decrease in one-year net interest income from the base case of 0.8%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

In our most recent simulation, the base case scenario, which assumes interest rates remain unchanged from the date of the simulation, showed a relatively flat net interest margin during the remainder of 2009.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of March 31, 2009. The Company’s one-year net interest rate gap was a positive $19,000 or 0.64% of total assets at March 31, 2009, compared with a negative $12,000 or 0.44% of total assets at December 31, 2008. A positive gap position exists when the amount of interest-earning assets maturing or repricing exceeds the amount of interest-bearing liabilities maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is more vulnerable to a decreasing rate environment than it is to a prolonged rising interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap – March 31, 2009

	Repricing Interval
(Dollar amounts in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets	$2,787,278	$767,755	$202,771	$350,719	$1,321,245
Interest-bearing liabilities	2,314,014	905,798	200,140	196,235	$1,302,173

Net gap position		(138,043)	2,631	154,484	19,072

Net gap position as a percentage of total assets		(4.61%)	0.09%	5.16%	0.64%

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2009. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report on Form 10-Q the Company’s disclosure controls and procedures were effective in providing reasonable assurance that any information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that material information relating to the Company and its subsidiaries is made known to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s first quarter ended March 31, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in legal proceedings in the normal course of business, none of which are expected to have a material adverse impact on the financial condition or results of operations of the Company.

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table includes all Company repurchases made on a monthly basis during the period covered by this Quarterly Report on Form 10-Q, including those made pursuant to publicly announced plans or programs.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

January 1, 2009 through January 31, 2009	1,172	53.67	0	148,500

February 1, 2009 through February 28, 2009	345	43.07	0	148,500

March 1, 2009 through March 31, 2009	5,000	35.51	5,000	143,500

Total	6,517	$39.18	5,000	143,500

On July 22, 2008, the Company’s Board of Directors approved a stock repurchase plan (the “2008 Plan”). The 2008 Plan authorizes the repurchase of up to 150,000 shares of the Company’s outstanding common stock over a two-year period. The Company purchased 5,000 shares at an average price of $35.51 during the first quarter of 2009.

Included above are 1,172 shares purchased in January 2009, at an average cost of $53.67, and 345 shares purchased in February 2009, at an average cost of $43.07, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, and were part of the director deferred compensation under that plan. Shares purchased under the rabbi trust are not part of the Board approved stock repurchase plan.

Recent Sales of Unregistered Securities

On April 10, 2009, Tompkins issued $15 million aggregate liquidation amount of 7.00% cumulative trust preferred securities (the “Trust Preferred Securities”), through a newly-formed subsidiary, Tompkins Capital Trust I, a wholly-owned Delaware statutory trust (“Tompkins Capital Trust I”). The details of the issuance were included in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 16, 2009.

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

Date:     May 8, 2009

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