Form 10-Q
period 2009-06-30
TOMPKINS FINANCIAL CORP
filed 2009-08-10
CIK 1005817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number 1-12709

Tompkins Financial Corporation
(Exact name of registrant as specified in its charter)

New York	16-1482357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Commons, P.O. Box 460, Ithaca, NY	14851
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (607) 273-3210
Former name, former address, former fiscal year, if changed since last report: NA

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes ☐ No ☐. *The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒.
Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date:

Class	Outstanding as of July 28, 2009

Common Stock, $.10 par value	9,720,440 shares

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
(In thousands, except share data) (Unaudited)

	As of 06/30/2009	As of 12/31/2008

ASSETS
Cash and noninterest bearing balances due from banks	$53,914	$48,133
Interest bearing balances due from banks	7,271	4,116
Federal funds sold	6,800	0
Trading securities, at fair value	34,599	38,101
Available-for-sale securities, at fair value	845,909	764,193
Held-to-maturity securities, fair value of $44,301 at June 30, 2009, and $55,064 at December 31, 2008	43,250	54,453
Loans and leases, net of unearned income and deferred costs and fees	1,841,198	1,817,531
Less: Allowance for loan and lease losses	21,319	18,672

Net Loans and Leases	1,819,879	1,798,859

Bank premises and equipment, net	45,298	46,613
Corporate owned life insurance	35,247	34,804
Goodwill	41,529	41,479
Other intangible assets	5,252	5,299
Accrued interest and other assets	29,109	31,672

Total Assets	$2,968,057	$2,867,722

LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	$1,084,729	$980,011
Time	767,278	703,107
Noninterest bearing	436,802	450,889

Total Deposits	2,288,809	2,134,007

Federal funds purchased and securities sold under agreements to repurchase, including certain amounts at fair value of $16,042 at June 30, 2009 and $16,170 at December 31, 2008	189,993	196,304
Other borrowings, including certain amounts at fair value of $11,619 at June 30, 2009 and $12,179 at December 31, 2008	194,754	274,791
Trust preferred debentures	23,017	3,888
Other liabilities	42,176	39,371

Total Liabilities	$2,738,749	$2,648,361

EQUITY
Tompkins Financial Corporation shareholders’ equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued and outstanding: 9,753,086 at June 30, 2009; and 9,727,418 at December 31, 2008	975	973
Additional paid-in capital	154,158	152,842
Retained earnings	82,339	73,779
Accumulated other comprehensive loss	(7,517)	(7,602)
Treasury stock, at cost – 78,001 shares at June 30, 2009, and 76,881 shares at December 31, 2008	(2,164)	(2,083)

Total Tompkins Financial Corporation Shareholders’ Equity	227,791	217,909
Noncontrolling interest	1,517	1,452

Total Equity	$229,308	$219,361

Total Liabilities and Equity	$2,968,057	$2,867,722

See accompanying notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Six months ended
(In thousands, except per share data) (Unaudited)	06/30/2009	06/30/2008	06/30/2009	06/30/2008

INTEREST AND DIVIDEND INCOME
Loans	$26,499	$25,023	$53,176	$49,285
Due from banks	4	22	12	110
Federal funds sold	4	55	8	75
Trading securities	345	467	707	1,093
Available-for-sale securities	9,224	8,481	17,920	16,554
Held-to-maturity securities	483	459	986	933

Total Interest and Dividend Income	36,559	34,507	72,809	68,050

INTEREST EXPENSE
Deposits:
Time certificates of deposits of $100,000 or more	1,314	2,289	2,805	5,087
Other deposits	4,827	6,392	9,960	13,553
Federal funds purchased and securities sold under agreements to repurchase	1,564	1,987	3,129	4,024
Other borrowings	2,345	1,972	4,556	3,837

Total Interest Expense	10,050	12,640	20,450	26,501

Net Interest Income	26,509	21,867	52,359	41,549

Less: Provision for loan/lease losses	2,367	1,183	4,403	1,808

Net Interest Income After Provision for Loan/Lease Losses	24,142	20,684	47,956	39,741

NONINTEREST INCOME
Investment services income	3,337	3,567	6,539	7,236
Insurance commissions and fees	3,120	2,936	6,239	5,726
Service charges on deposit accounts	2,271	2,467	4,491	4,992
Card services income	933	973	1,723	1,769
Other service charges	347	584	793	1,336
Mark-to-market gain (loss) on trading securities	40	(670)	98	(376)
Mark-to-market gain on liabilities held at fair value	432	889	688	41
Increase in cash surrender value of corporate owned life insurance	204	352	426	689
Gains on sale of loans	566	45	967	42
Gain on VISA stock redemption	0	0	0	1,639
Other income	269	293	481	762
Net gain on sale of available-for-sale securities	19	159	26	406

Total Noninterest Income	11,538	11,595	22,471	24,262

NONINTEREST EXPENSES
Salary and wages	10,069	9,776	19,597	19,145
Pension and other employee benefits	3,360	2,496	6,746	5,191
Net occupancy expense of bank premises	1,774	1,747	3,793	3,367
Furniture and fixture expense	1,128	1,153	2,239	2,077
Marketing expense	971	1,143	1,822	1,921
Professional fees	740	778	1,607	1,407
Software licenses and maintenance	655	780	1,328	1,387
FDIC insurance	2,164	127	2,518	224
Cardholder expense	494	219	739	513
Amortization of intangible assets	235	213	484	361
Other operating expense	3,084	3,325	7,090	6,545

Total Noninterest Expenses	24,674	21,757	47,963	42,138

Income Before Income Tax Expense	11,006	10,522	22,464	21,865

Income Tax Expense	3,526	3,288	7,242	7,091

Net Income attributable to Noncontrolling Interests and Tompkins Financial Corporation	7,480	7,234	15,222	14,774

Less: Net income attributable to noncontrolling interest	33	115	65	147

Net Income Attributable to Tompkins Financial Corporation	$7,447	$7,119	$15,157	$14,627

Basic Earnings Per Share	$0.77	$0.74	$1.56	$1.52

Diluted Earnings Per Share	$0.76	$0.73	$1.55	$1.50

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six months ended
	06/30/2009	06/30/2008

OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$15,157	$14,627
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	4,403	1,808
Depreciation and amortization of premises, equipment, and software	2,271	2,400
Amortization of intangible assets	484	362
Earnings from corporate owned life insurance	(426)	(689)
Net amortization on securities	859	643
Mark-to-market (gain) loss on trading securities	(98)	376
Mark-to-market (gain) on liabilities held at fair value	(688)	(41)
Net gain on sale of available-for-sale securities	(26)	(406)
Net gain on sale of loans	(967)	(42)
Proceeds from sale of loans	68,425	5,621
Loans originated for sale	(69,248)	(5,405)
Net loss (gain) on sale of bank premises and equipment	1	(13)
Stock-based compensation expense	435	458
Decrease in accrued interest receivable	392	507
Decrease in accrued interest payable	(250)	(514)
Purchases of trading securities	0	(3,998)
Payments/maturities from trading securities	3,448	23,490
Contribution to pension plan	0	(5,000)
Other, net	8,136	2,526

Net Cash Provided by Operating Activities	32,308	36,710

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities	169,350	151,807
Proceeds from sales of available-for-sale securities	12,076	46,878
Proceeds from maturities of held-to-maturity securities	17,685	10,640
Purchases of available-for-sale securities	(264,925)	(272,965)
Purchases of held-to-maturity securities	(6,514)	(9,947)
Net increase in loans	(23,633)	(62,783)
Proceeds from sale of bank premises and equipment	20	9
Purchases of bank premises and equipment	(1,878)	(1,740)
Net cash acquired in acquisition	0	12,476
Other, net	(1,131)	(103)

Net Cash Used in Investing Activities	(98,950)	(125,728)

FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	90,631	112,209
Net increase (decrease) in time deposits	64,171	(4,828)
Net (decrease) increase in securities sold under agreements to repurchase and Federal funds purchased	(6,183)	8,233
Proceeds received from other borrowings	5,000	56,700
Repayment of other borrowings	(84,477)	(74,876)
Proceeds from issuance of trust preferred debentures, net of issuance costs	19,031	0
Cash dividends	(6,597)	(6,149)
Common stock repurchased and returned to unissued status	(178)	0
Net proceeds from exercise of stock options	835	2,603
Tax benefit from stock option exercises	145	377

Net Cash Provided by Financing Activities	82,378	94,269

Net Increase in Cash and Cash Equivalents	15,736	5,251
Cash and cash equivalents at beginning of period	52,249	49,859

Total Cash & Cash Equivalents at End of Period	$67,985	$55,110

Supplemental Information:
Cash paid during the year for - Interest	$20,701	$27,009
Cash paid during the year for - Taxes	13,144	9,713
Fair value of assets acquired in purchase acquisition	0	269,061
Fair value of liabilities assumed in purchase acquisition	0	238,627

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data) (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total

Balances at January 1, 2008	$962	$147,657	$57,255	($6,900)	($1,779)	$1,452	$198,647

Comprehensive Income:
Net Income Attributable to
Noncontrolling Interest and Tompkins
Financial Corporation			14,627			147	14,774
Other comprehensive loss				(5,312)			(5,312)

Total Comprehensive Income							9,462

Cash dividends ($0.64 per share)			(6,149)				(6,149)
Exercise of stock options and related tax benefit (82,511 shares, net)	9	2,971					2,980
Directors deferred compensation plan (2,513 shares, net)		153			(153)		0
Stock-based compensation expense		458					458
Cumulative effect adjustment – adoption of EITF 06-04			(582)				(582)
Reduction in shares issued for purchase acquisition (2,748 shares)	(1)	79					78
Noncontrolling interest acquired in connection with Sleepy Hollow acquisition						4,443	4,443

Balances at June 30, 2008	$970	$151,318	$65,151	($12,212)	($1,932)	$6,042	$209,337

Balances at January 1, 2009	$973	$152,842	$73,779	($7,602)	($2,083)	$1,452	$219,361

Comprehensive Income:
Net Income Attributable to
Noncontrolling Interest and Tompkins
Financial Corporation			15,157			65	15,222

Other comprehensive income				85			85

Total Comprehensive Income							15,307

Cash dividends ($0.68 per share)			(6,597)				(6,597)
Exercise of stock options and related tax benefit (30,668 shares, net)	3	977					980
Common stock repurchased and returned to unissued status (5,000 shares)	(1)	(177)					(178)
Directors deferred compensation plan (1,120 shares, net)		81			(81)		0
Stock-based compensation expense		435					435

Balances at June 30, 2009	$975	$154,158	$82,339	($7,517)	($2,164)	$1,517	$229,308

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There have been no significant changes to the Company’s accounting policies from those presented in the 2008 Annual Report on Form 10-K. The Financial Accounting Standards Board (“FASB”) finalized three FASB Staff Positions (“FSP”) regarding fair value measurements and the accounting treatment for debt investments, including other-than-temporary impairment on debt investments. Refer to Note 3 “Accounting Pronouncements” of this Report for a discussion of these new FSPs. The Company has evaluated subsequent events for potential recognition and/or disclosure through August 10, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

The consolidated financial information included herein combines the results of operations, the assets, liabilities, and shareholders’ equity of the Company and its subsidiaries. Amounts in the prior periods’ consolidated financial statements are reclassified when necessary to conform to the current periods’ presentation. All significant intercompany balances and transactions are eliminated in consolidation.

3. Accounting Pronouncements

Statements of Financial Accounting Standards

In December 2007 the FASB issued SFAS No. 141, Business Combinations (Revised 2007) (“SFAS 141R”). SFAS 141R replaces SFAS 141, Business Combinations, and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5. SFAS 141R will have a significant impact on any future business combinations closing on or after January 1, 2009.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 was effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 became effective for the Company’s financial statements for periods ending after June 15, 2009. The adoption of SFAS 165 did not have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 makes several significant amendments to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”) including the removal of the concept of a qualifying special-purpose entity from SFAS 140. SFAS 166 also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. SFAS 166 will be effective January 1, 2010, and is not expected to have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”) for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. SFAS 167 will be effective January 1, 2010, and is not expected to have a significant impact on Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) to become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and

Exchange Commission and its staff. All guidance contained in the Codification carries an equal level of authority. SFAS168 will be effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have a significant impact on the Company’s financial statements.

Financial Accounting Standards Board Staff Positions and Interpretations

Financial Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 was effective beginning on January 1, 2009. FSP EITF 03-6-1 did not have a significant impact on the Company’s financial statements.

FSP No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”), provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under FSP 132(R)-1, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets. The disclosures required by FSP 132(R)-1 will be included in the Company’s financial statements for the year ended December 31, 2009.

The FASB issued three related FSPs (discussed in the next three paragraphs) in April 2009 to clarify the application of SFAS 157, Fair Value Measurements (“SFAS 157”), to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods. The final FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, if all three FSPs or the fair value measurements and the other-than-temporary impairment FSPs are adopted simultaneously. The Company’s adoption of these FSPs effective June 30, 2009, did not have a significant impact on the Company’s financial statement. The Company has provided for additional disclosures in these condensed consolidated financial statements.

FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS 157-4”), affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157 to expand certain disclosure requirements.

FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“SFP SFAS 115-2 and SFAS 124-2”), (i) changes existing guidance for determining whether an impairment is other-than-temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Management determined that it did not hold any securities that it considered other-than-temporarily impaired at June 30, 2009. Refer to Note 4 “Securities” for additional information related to investment securities.

FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1 and APB 28-1”), amends SFAS 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. Refer to Note 11 “Fair Value” for additional information.

FSP SFAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP SFAS 141R-1”) amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. FSP SFAS 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. FSP SFAS 141R-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS 5. FSP SFAS 141R-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141R. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after January 1, 2009 and may have a significant impact on any future business combinations closing on or after January 1, 2009.

4. Securities

Available-for-Sale Securities

The following summarizes available-for-sale securities held by the Company:

		Available-for-Sale Securities

June 30, 2009 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities	$2,078	$63	$0	$2,141
Obligations of U.S. Government sponsored enterprises	213,082	2,816	463	215,435
Obligations of states and political subdivisions	63,251	1,312	220	64,343
Mortgage-backed securities – Residential	500,900	13,317	3,813	510,404
U.S. corporate debt securities	5,035	38	0	5,073

Total debt securities	784,346	17,546	4,496	797,396
Equity securities	48,513	0	0	48,513

Total available-for-sale securities	$832,859	$17,546	$4,496	$845,909

		Available-for-Sale Securities

December 31, 2008 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities	$3,102	$161	$0	$3,263
Obligations of U.S. Government sponsored enterprises	191,435	4,913	86	196,262
Obligations of states and political subdivisions	63,158	721	325	63,554
Mortgage-backed securities – Residential	465,612	11,323	2,964	473,971
U.S. corporate debt securities	2,500	0	0	2,500

Total debt securities	725,807	17,118	3,375	739,550
Equity securities	24,643	0	0	24,643

Total available-for-sale securities	$750,450	$17,118	$3,375	$764,193

Included in available-for-sale equity securities are non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock and non-marketable Federal Reserve Bank (“FRB”) stock, both of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock and FRB stock totaled $18.3 million and $1.9 million at June 30, 2009, respectively, and $21.0 million and $1.9 million at December 31, 2008, respectively. These securities are carried at par, which is also cost. While some Federal Home Loan Banks have stopped paying dividends and repurchasing stock upon reductions in debt levels, the FHLBNY continues to pay dividends and repurchase its stock. As such, the

Company has not recognized any impairment on its holdings of FHLBNY stock. Equities securities also include holdings of money market funds and miscellaneous investments carried at cost. Holdings of money market funds totaled $27.0 million at June 30, 2009 and $0 million at December 31, 2008.

Substantially all of the above mortgage-backed securities are residential direct pass through securities or collateralized mortgage obligations issued or backed by Federal sponsored enterprises. Available-for-sale mortgage-backed securities also include non-agency issue mortgage-backed securities, which totaled $14.9 million (amortized cost) at June 30, 2009, and $17.3 million (amortized cost) at December 31, 2008.

Held-to-Maturity Securities

The following summarizes held-to-maturity securities held by the Company:

		Held-to-Maturity Securities

June 30, 2009 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of states and political subdivisions	$43,250	$1,176	$125	$44,301

Total held-to-maturity debt securities	$43,250	$1,176	$125	$44,301

		Held-to-Maturity Securities

December 31, 2008 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of states and political subdivisions	$54,453	$829	$218	$55,064

Total held-to-maturity debt securities	$54,453	$829	$218	$55,064

Realized gains on available-for-sale securities were $26,000 in the first six months of 2009, and $473,000 in first six months of 2008; realized losses on available-for-sale securities were $0 in the first six months of 2009, and $67,000 in the first six months of 2008.

The following table summarizes available-for-sale and held-to-maturity securities that had unrealized losses at June 30, 2009:

	Less than 12 Months		12 Months or Longer		Total

(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. Government sponsored enterprises	$69,886	$463	$0	$0	$69,886	$463

Obligations of states and political subdivisions	17,458	314	394	31	17,852	345

Mortgage-backed securities – Residential	63,132	1,323	14,896	2,490	78,028	3,813

Total securities	$150,476	$2,100	$15,290	$2,521	$165,766	$4,621

The following table summarizes available-for-sale and held-to-maturity securities that had unrealized losses at December 31, 2008:

	Less than 12 Months		12 Months or Longer		Total

(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. Government sponsored enterprises	$7,267	$86	$0	$0	$7,267	$86

Obligations of states and political subdivisions	32,222	509	$431	$34	$32,653	$543

Mortgage-backed securities – Residential	22,801	2,683	10,010	281	32,811	2,964

Total securities	$62,290	$3,278	$10,441	$315	$72,731	$3,593

Other-Than-Temporary Impairment

On a quarterly basis, the Company performs an assessment to determine whether there have been any events or economic circumstances indicating that a security with an unrealized loss has suffered other-than-temporary impairment pursuant to FASB Staff Position No. SFAS 115-1 and SFAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP SFAS 115-1 and 124-1”). A debt security is considered impaired if the fair value is less than its amortized cost basis at the reporting date. If impaired, the Company then assesses whether the unrealized loss is other-than-temporary. Prior to the adoption of FASB Staff Position No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS 115-2 and 124-2”) on June 30, 2009, unrealized losses on all securities that were determined to be temporary were recorded, net of tax, in other comprehensive income for available for sale securities, whereas unrealized losses related to held-to-maturity securities determined to be temporary were not recognized. Regardless of whether the security was classified as available-for-sale or held-to-maturity, unrealized losses that were determined to be other-than-temporary were recorded entirely in earnings.

Under FSP FAS 115-2, an unrealized loss on debt security is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. As a result, the credit loss component of an other-than-temporary impairment write-down for debt securities is recorded in earnings while the remaining portion of the impairment loss is recognized, net of tax, in other comprehensive income provided that the Company does not intend to sell the underlying debt security and it is more-likely-than not that the Company would not have to sell the debt security prior to recovery.

The Company considers the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover.

-	The length of time and the extent to which the fair value has been less than the amortized cost basis;

-	The level of credit enhancement provided by the structure which includes, but is not limited to, credit subordination positions, excess spreads, overcollateralization, protective triggers;

-

Changes in the near term prospects of the issuer or underlying collateral of a security, such as changes in default rates, loss severities given default and significant changes in prepayment assumptions;

-	The level of excess cash flow generated from the underlying collateral supporting the principal and interest payments of the debt securities; and

-	Any adverse change to the credit conditions of the issuer or the security such as credit downgrades by the rating agencies.

The gross unrealized losses reported for mortgage-backed securities relate to investment securities issued by U.S. government sponsored enterprises such as Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, U.S. government agencies such as Government National Mortgage Association, and non-agencies. Total gross unrealized losses were primarily attributable to changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

The Company does not intend to sell the investment securities that are in an unrealized loss position and it is more-likely-than not that the Company will not be required to sell the investment securities, before recovery of their amortized cost bases, which may be maturity. Accordingly, as of June 30, 2009, and December 31, 2008, management believes the unrealized losses or impairments detailed in the tables above are not other-than-temporary pertaining to credit loss.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

June 30, 2009 (in thousands)	Amortized Cost	Fair Value

Available-for-sale securities:
Due in one year or less	$11,823	$12,017
Due after one year through five years	63,175	64,633
Due after five years through ten years	197,832	199,740
Due after ten years	10,616	10,602

Total	283,446	286,992

Mortgage-backed securities	500,900	510,404

Total available-for-sale debt securities	$784,346	$797,396

December 31, 2008 (in thousands)	Amortized Cost	Fair Value

Available-for-sale securities:
Due in one year or less	$16,640	$16,742
Due after one year through five years	70,769	71,999
Due after five years through ten years	159,268	163,137
Due after ten years	13,518	13,701

Total	260,195	265,579

Mortgage-backed securities	465,612	473,971

Total available-for-sale debt securities	$725,807	$739,550

June 30, 2009 (in thousands)	Amortized Cost	Fair Value

Held-to-maturity securities:
Due in one year or less	$14,019	$14,122
Due after one year through five years	20,239	21,017
Due after five years through ten years	7,289	7,519
Due after ten years	1,703	1,643

Total held-to-maturity debt securities	$43,250	$44,301

December 31, 2008 (in thousands)	Amortized Cost	Fair Value

Held-to-maturity securities:
Due in one year or less	$20,474	$20,528
Due after one year through five years	21,608	22,089
Due after five years through ten years	10,389	10,552
Due after ten years	1,982	1,895

Total held-to-maturity debt securities	$54,453	$55,064

Trading Securities

The following summarizes trading securities, at estimated fair value, as of:

(in thousands)	June 30, 2009	December 31, 2008

Obligations of U.S. Government sponsored enterprises	$15,924	$19,731
Mortgage-backed securities – Residential	18,675	18,370

Total	$34,599	$38,101

The net gain (loss) on trading account securities, which reflects mark-to-market adjustments, totaled $40,000 and $98,000 during the three and six months ended June 30, 2009 and $(670,000) and $(376,000) during the three and six months ended June 30, 2008.

5. Trust Preferred Debentures

During the second quarter of 2009, Tompkins issued $18.6 million aggregate liquidation amount of 7.0% cumulative trust preferred securities (the “Trust Preferred Securities”), through a newly-formed subsidiary, Tompkins Capital Trust I, a wholly-owned Delaware statutory trust (“Tompkins Capital Trust I”). The Trust Preferred Securities were offered and sold in reliance upon the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The proceeds from the issuance of the Trust Preferred Securities, together with Tompkins’ capital contribution of $574,000 to the trust, were used to acquire Tompkins’ Subordinated Debentures that are due concurrently with the Trust Preferred Securities. The net proceeds of the offering are being used to support business growth and for general corporate purposes.

The Trust Preferred Securities and the Company’s debentures have a 30 year maturity, and carry a fixed rate of interest of 7.0%. The Trust Preferred Securities have a liquidation amount of $1,000 per security. The Company has retained the right to redeem the Trust Preferred Securities at par (plus accrued but unpaid interest) at a date which is no earlier than 5 years from the date of issuance. Commencing in 2019, and during specified annual windows thereafter, holders may convert the Preferred Securities into shares of the Company’s common stock at a conversion price equal to the greater of (i) $41.35, or (ii) the average closing price of Tompkins Financial Corporation’s common stock during the first three months of the year in which the conversion will be completed.

The Company has guaranteed the distributions with respect to, and amounts payable upon liquidation or redemption of, the Trust Preferred Securities on a subordinated basis as and to the extent set forth in the Preferred Securities Guarantee Agreement entered into on April 10, 2009, between the Company and Wilmington Trust Company, as Preferred Guarantee Trustee (the “Guarantee”).

In accordance with the applicable accounting standards related to variable interest entities, the accounts of Tompkins Capital Trust I will not be included in the Company’s consolidated financial statements. However, the $18.6 million in trust preferred securities issued by Tompkins Capital Trust I will be included in the Tier 1 capital of the Company for regulatory capital purposes pursuant to regulatory guidelines.

6. Earnings Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share (“EPS”). A computation of Basic EPS and Diluted EPS for the three- and six-month periods ending June 30, 2009, and 2008 is presented in the table below.

Three months ended June 30, 2009 (in thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS:
Income from continuing operations attributable to Tompkins Financial Corporation	$7,447	9,708,835	$0.77

Effect of dilutive securities:
Stock options		76,432

Diluted EPS:
Income from continuing operations attributable to Tompkins Financial Corporation plus assumed conversions	$7,447	9,785,267	$0.76

The effect of dilutive securities calculation for the three-month period ended June 30, 2009, excludes stock options covering 461,979 shares of common stock because they are anti-dilutive.

Three months ended June 30, 2008 (in thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS:
Income from continuing operations attributable to Tompkins Financial Corporation	$7,119	9,650,917	$0.74

Effect of dilutive securities:
Stock options		96,997

Diluted EPS:
Income from continuing operations attributable to Tompkins Financial Corporation plus assumed conversions	$7,119	9,747,914	$0.73

The effect of dilutive securities calculation for the three month period ended June 30, 2008, excludes stock options covering 489,927 shares of common stock because they are anti-dilutive.

Six months ended June 30, 2009 (In thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS:
Income from continuing operations attributable to Tompkins Financial Corporation	$15,157	9,705,207	$1.56

Effect of dilutive securities:
Stock options		76,948

Diluted EPS:
Income from continuing operations attributable to Tompkins Financial Corporation plus assumed conversions	$15,157	9,782,155	$1.55

The effect of dilutive securities calculation for the six-month period ended June 30, 2009, excludes stock options of 462,259 because they are anti-dilutive.

Six months ended June 30, 2008 (In thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS:
Income from continuing operations attributable to Tompkins Financial Corporation	$14,627	9,626,698	$1.52

Effect of dilutive securities:
Stock options		95,535

Diluted EPS:
Income from continuing operations attributable to Tompkins Financial Corporation plus assumed conversions	$14,627	9,722,233	$1.50

The effect of dilutive securities calculation for the six-month period ended June 30, 2008, excludes stock options of 490,519 because they are anti-dilutive.

7. Comprehensive Income

	Three months ended		Six months ended
(In thousands)	06/30/2009	06/30/2008	06/30/2009	06/30/2008

Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$7,480	$7,234	$15,222	$14,774

Other comprehensive income (loss), net of tax:

Unrealized (losses) gains on available-for-sale securities:
Net unrealized holding loss on available-for-salesecurities arising during the period.	(3,256)	(11,885)	(400)	(5,274)
Memo: Pre-tax net unrealized holding loss	(5,427)	(19,808)	(667)	(8,791)

Reclassification adjustment for net realized gain on sale included in of available-for-sale securities	(12)	(95)	(16)	(244)
Memo: Pre-tax net realized gain	(19)	(159)	(26)	(406)

Employee benefit plans:
Amortization of actuarial losses, prior service cost, andtransition obligation	263	98	501	206
Memo: Pre-tax amounts	440	163	835	343

Other comprehensive (loss) income	(3,005)	(11,882)	85	(5,312)
Less: Other comprehensive income attributable to noncontrolling interest	(33)	(115)	(65)	(147)

Total comprehensive income (loss) attributable to Tompkins Financial Corporation	$4,442	$(4,763)	$15,242	$9,315

8. Employee Benefit Plans

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

Components of Net Period Benefit Cost

	Pension Benefits		Life and Health		SERP Benefits
	Three months ended		Three months ended		Three months ended
(In thousands)	06/30/2009	06/30/2008	06/30/2009	06/30/2008	06/30/2009	06/30/2008

Service cost	$562	$477	$17	$33	$52	$42
Interest cost	608	562	95	87	146	129
Expected return on plan assets for the period	(668)	(819)	0	0	0	0
Amortization of transition liability	0	0	17	17	0	0
Amortization of prior service cost	(26)	(26)	4	4	25	25
Amortization of net loss	377	136	0	0	44	15

Net periodic benefit cost	$853	$330	$133	$141	$267	$211

	Pension Benefits Six months ended		Life and Health Six months ended		SERP Benefits Six months ended
(In thousands)	06/30/2009	06/30/2008	06/30/2009	06/30/2008	06/30/2009	06/30/2008

Service cost	$1,089	$954	$49	$67	$82	$84
Interest cost	1,205	1,124	186	173	280	258
Expected return on plan assets for the period	(1,319)	(1,639)	0	0	0	0
Amortization of transition liability	0	0	33	34	0	0
Amortization of prior service cost	(52)	(52)	8	8	50	50
Amortization of net loss	751	273	0	0	46	31

Net periodic benefit cost	$1,674	$660	$276	$282	$458	$423

The Company realized approximately $501,000 net of tax, as amortization of amounts previously recognized in accumulated other comprehensive loss, for the six months ended June 30, 2009.

As discussed in its 2008 Annual Report on Form 10-K, the Company is not required to contribute to the pension plan in 2009, but it may make voluntary contributions. The Company did not contribute to the pension plan in the first six months of 2009.

9. Financial Guarantees

FASB Interpretation No. 45 (“FIN No. 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, requires certain disclosures and potential liability recognition for the fair value at issuance of guarantees that fall within its scope. Based upon management’s interpretation of FIN No. 45, the Company currently does not issue any guarantees that would require liability recognition under FIN No. 45, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of June 30, 2009, the Company’s maximum potential obligation under standby letters of credit was $34.2 million. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

10. Segment and Related Information

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

	As of and for the three months ended June 30, 2009

(in thousands)	Banking	Financial Services	Intercompany	Consolidated

Interest income	$36,501	$65	$(7)	$36,559
Interest expense	10,057	0	(7)	10,050

Net interest income	26,444	65	0	26,509

Provision for loan and lease losses	2,367	0	0	2,367
Noninterest income	5,229	6,448	(139)	11,538
Noninterest expense	19,735	5,078	(139)	24,674

Income before income tax expense	9,571	1,435	0	11,006

Income tax expense	3,016	510	0	3,526

Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	6,555	925	0	7,480

Less: Net income attributable to noncontrolling interest	33	0	0	33

Net Income attributable to Tompkins Financial Corporation	$6,522	$925	$0	$7,447

Depreciation and amortization	$1,076	$68	$0	$1,144
Assets	2,943,719	29,443	(5,105)	2,968,057
Goodwill	23,600	17,929	0	41,529
Other intangibles	3,492	1,760	0	5,252
Loans, net	1,819,879	0	0	1,819,879
Deposits	2,293,090	431	(4,712)	2,288,809
Total equity	206,061	23,247	0	229,308

	As of and for the three months ended June 30, 2008

(in thousands)	Banking	Financial Services	Intercompany	Consolidated

Interest income	$34,468	$54	$(15)	$34,507
Interest expense	12,654	1	(15)	12,640

Net interest income	21,814	53	0	21,867

Provision for loan and lease losses	1,183	0	0	1,183
Noninterest income	5,262	6,490	(157)	11,595
Noninterest expense	16,992	4,922	(157)	21,757

Income before income tax expense	8,901	1,621	0	10,522

Income tax expense	2,697	591	0	3,288

Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	6,204	1,030	0	7,234

Less: Net income attributable to noncontrolling interest	115	0	0	115

Net Income attributable to Tompkins Financial Corporation	$6,089	$1,030	$0	$7,119

Depreciation and amortization	$1,244	$60	$0	$1,034
Assets	2,677,078	32,130	(4,012)	2,705,196
Goodwill	23,629	17,808	0	41,437
Other intangibles	3,555	2,055	0	5,610
Loans, net	1,635,996	0	0	1,635,996
Deposits	2,059,285	1,589	(3,630)	2,057,244
Total equity	184,100	25,237	0	209,337

	For the six months ended June 30, 2009

(in thousands)	Banking	Financial Services	Intercompany	Consolidated

Interest income	$72,696	$127	$(14)	$72,809
Interest expense	20,462	2	(14)	20,450

Net interest income	52,234	125	0	52,359

Provision for loan and lease losses	4,403	0	0	4,403
Noninterest income	9,998	12,761	(288)	22,471
Noninterest expense	38,055	10,196	(288)	47,963

Income before income tax expense	19,774	2,690	0	22,464

Income tax expense	6,287	955	0	7,242

Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	13,487	1,735	0	15,222

Less: Net income attributable to noncontrolling interest	65	0	0	65

Net Income attributable to Tompkins Financial Corporation	$13,422	$1,735	$0	$15,157

Depreciation and amortization	$2,152	$119	$0	$2,271

	For the six months ended June 30, 2008

(in thousands)	Banking	Financial Services	Intercompany	Consolidated

Interest income	$67,962	$117	$(29)	$68,050
Interest expense	26,526	4	(29)	26,501

Net interest income	41,436	113	0	41,549

Provision for loan and lease losses	1,808	0	0	1,808
Noninterest income	11,624	12,968	(330)	24,262
Noninterest expense	32,385	10,083	(330)	42,138

Income before income tax expense	18,867	2,998	0	21,865

Income tax expense	6,020	1,071	0	7,091

Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	12,847	1,927	0	14,774

Less: Net income attributable to noncontrolling interest	147	0	0	147

Net Income attributable to Tompkins Financial Corporation	$12,700	$1,927	$0	$14,627

Depreciation and amortization	$2,281	$119	$0	$2,400

11. Fair Value

The Company adopted SFAS No. 157 on January 1, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157, as amended by FSP 157-4, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2009, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Fair Value Measurements June 30, 2009

(In thousands)	Fair Value 6/30/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Trading securities
Obligations of U.S. Government sponsored enterprises	$18,675	$18,675	$0	$0
Mortgage-backed securities – Residential	15,924	15,924	0	0

Available-for-sale securities
U.S. Treasury securities	2,141	2,141	0	0
Obligations of U.S. Government sponsored enterprises	215,435	0	215,435	0
Obligations of states and political subdivisions	64,343	0	64,343	0
Mortgage-backed securities – Residential	510,404	0	510,404	0
U.S. corporate debt securities	5,073	0	5,073	0
Equity securities	48,513	0	47,200	1,313

Borrowings	27,661	0	27,661	0

The change in the fair value of the $1.3 million of available-for-sale securities valued using significant unobservable inputs (Level 3), between January 1, 2009 and June 30, 2009 was immaterial. These securities are generally carried at cost and reviewed quarterly to determine if there are any events or changes in circumstances that may have a significant adverse affect on the fair value.

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

Fair values of borrowings are estimated using Level 2 inputs based upon observable market data. The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party. The Company’s potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLB borrowings for the six months ended June 30, 2009.

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent impaired loans, other real estate owned, goodwill and other intangible assets. During the second quarter of 2009, certain collateral dependent impaired loans were remeasured and reported at fair value through a specific valuation allowance for loan and lease losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based upon observable market data or Level 3 inputs based upon customized discounting criteria.

Fair Value Measurements June 30, 2009

(In thousands)	Fair Value 06/30/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Collateral Dependent Impaired Loans	$11,954	$—	$11,954	$—
Other Real Estate Owned	68	—	68	—

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

Estimated Fair Value of Financial Instruments	June 30, 2009		December 31, 2008

(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:

Cash and cash equivalents	$67,985	$67,985	$52,249	$52,249
Securities – trading	34,599	34,599	38,101	38,101
Securities – available-for-sale	845,909	845,909	764,193	764,193
Securities – held-to-maturity	43,250	44,301	54,453	55,064
Loans and leases, net [1]	1,817,944	1,780,503	1,798,714	1,860,322
Loans held for sale	1,935	1,935	145	145
Accrued interest receivable	12,944	12,944	13,336	13,336

Financial Liabilities:
Time deposits	$767,278	$771,690	$703,107	$705,813
Other deposits	1,521,531	1,521,531	1,430,900	1,430,900
Securities sold under agreements to repurchase	173,951	184,701	180,134	190,596
Securities sold under agreements to repurchase (valued at fair value)	16,042	16,042	16,170	16,170
Other borrowings	183,135	195,092	262,612	280,154
Other borrowings (valued at fair value)	11,619	11,619	12,179	12,179
Trust preferred debentures	23,017	23,174	3,888	3,859
Accrued interest payable	3,010	3,010	3,260	3,260

1 Lease receivables, although excluded from the scope of SFAS No. 107, as amended by FSP 107-1 and APB 28-1, are included in the estimated fair value amounts at their carrying value.

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

CASH AND CASH EQUIVALENTS: The carrying amounts reported in the Consolidated Statements of Condition for cash, noninterest-bearing deposits, and Federal funds sold approximate the fair value of those assets.

SECURITIES: Fair values for securities are based on quoted market prices, where available, as provided by third party pricing vendors. If quoted market prices were not available, fair values are based on quoted market prices of comparable instruments in active markets and/or based upon matrix pricing methodology, which uses comprehensive interest rate tables to determine market price, movement and yield relationships. The carrying amount of FHLB and FRB stock approximates fair value. If the stock is redeemed, the Company will receive an amount equal to the par value of the stock. The carrying amount of money market mutual funds is cost. For miscellaneous equity securities, carrying value is cost. These securities are reviewed periodically to determine if there are any events or changes in circumstances that would adversely affect their value.

LOANS AND LEASES: The fair values of residential loans are estimated using discounted cash flow analyses, based upon available market benchmarks for rates and prepayment assumptions. The fair values of commercial and consumer loans are estimated using discounted cash flow analyses, based upon interest rates currently offered for loans and leases with similar terms and credit quality. The fair value of loans held for sale are determined based upon contractual prices for loans with similar characteristics.

DEPOSITS: The fair values disclosed for noninterest bearing accounts and accounts with no stated maturities are equal to the amount payable on demand at the reporting date. The fair value of time deposits is based upon discounted cash flow analyses using rates offered for FHLB advances, which is the Company’s primary alternative source of funds.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE: The carrying amounts of repurchase agreements and other short-term borrowings approximate their fair values. Fair values of long-term borrowings are estimated using a discounted cash flow approach, based on current market rates for similar borrowings. For securities sold under agreements to repurchase where the Company has elected the fair value option, the Company also receives pricing information from third parties, including the FHLB.

OTHER BORROWINGS: The fair values of other borrowings are estimated using discounted cash flow analysis, discounted at the Company’s current incremental borrowing rate for similar borrowing arrangements. For other borrowings where the Company has elected the fair value option, the Company also receives pricing information from third parties, including the FHLB.

TRUST PREFERRED DEBENTURES: The fair value of the trust preferred debentures has been estimated using a discounted cash flow analysis which uses a discount factor of a market spread over current interest rates for similar instruments.

OFF-BALANCE-SHEET INSTRUMENTS: The fair values of outstanding loan commitments, including unused lines of credit and standby letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the counterparties’ credit standing, and discounted cash flow analyses. In fixed rate loan commitments, fair value estimates also consider the difference between current market rates and the committed rates. At June 30, 2009 and December 31, 2008, the fair values of these instruments approximate the value of the related fees and are not significant.

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

The Company operates in two business segments, banking and financial services. Financial services activities include the results of the Company’s trust, financial planning, wealth management and broker-dealer services, risk management, and insurance agency operations. All other activities are considered banking. Information about the Company’s business segments is included in Note 10, “Segment and Related Information,” in Notes to Unaudited Condensed Consolidated Financial Statements.

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

Competition for commercial banking and other financial services is strong in the Company’s market area. Competition includes other commercial banks, savings and loan associations, credit unions, finance companies, Internet-based financial services companies, mutual funds, insurance companies, brokerage and investment companies, and other financial intermediaries. The Company differentiates itself from its competitors through its full complement of banking and related financial services, and through its community commitment and involvement in its primary market areas, as well as its commitment to quality and personalized banking services. Banking and financial services are also highly regulated. As a financial holding company of three community banks, the Company is subject to examination and regulation by the Federal Reserve Board (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), the Office of the Comptroller of the Currency, and the New York State Banking Department. Additionally, the Company is subject to examination and regulation from the New York State Insurance Department, the Securities and Exchange Commission and the Financial Industry Regulatory Authority.

Other external factors affecting the Company’s operating results are market rates of interest, the condition of financial markets, and both national and regional economic conditions. Economic conditions continue to be weak in the Company’s market areas, as evidenced by higher unemployment rates and a slowdown in real estate sales. Unemployment rates for the second quarter of 2009 in the Company’s markets are up significantly over the second quarter of 2008, but remain below state and national averages. During the second quarter of 2009, the Company experienced some deterioration in asset quality; however, asset quality measures continue to compare favorably to peer ratios. A continuation or worsening of the current economic situation may result in further declines in asset quality measures and increases in loan losses. Refer to the section captioned “Allowance for Loan and Lease Losses and Nonperforming Assets” elsewhere in this report for further details on asset quality.

During the second quarter of 2009, Tompkins issued $18.6 million aggregate liquidation amount of 7.0% cumulative trust preferred securities (the “Trust Preferred Securities”), through a newly-formed subsidiary, Tompkins Capital Trust I, a wholly-owned Delaware statutory trust (“Tompkins Capital Trust I”). The Trust Preferred Securities were offered and sold in reliance upon the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The proceeds from the issuance of the Trust Preferred Securities, together with Tompkins’ capital contribution to the trust, were used to acquire Tompkins’ Subordinated Debentures that are due concurrently with the Trust Preferred Securities. The net proceeds of the offering are being used to support business growth and for general corporate purposes. For further discussion of the Trust Preferred Securities, see Financial Condition-Capital below.

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2009. It should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

For additional information on critical accounting policies and to gain a greater understanding of how the Company’s financial performance is reported, refer to Note 1 – Summary of Significant Accounting Policies in the “Notes to Consolidated Financials Statements” to the Company’s audited consolidated financial statements and the section captioned “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2008. The FASB finalized three Staff Positions (“FSP”) regarding fair value measurements and the accounting treatment for investments, including other-than-temporary impairment on investments. Refer to Note 3 – “Accounting Pronouncements” in the “Notes to Unaudited Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q for a discussion of these new FSPs.

In this Report there are comparisons of the Company’s performance to peer. Unless otherwise stated, this peer group is comprised of the group of 300 domestic bank holding companies with $1 billion to $3 billion in total consolidated assets as identified in the FRB’s “Bank Holding Company Performance Report” for March 31, 2009 (the most recent report available).

OVERVIEW
Net income for the second quarter of 2009 was $7.4 million, or $0.76 per diluted share, compared to $7.1 million or $0.73 per diluted share for the second quarter of 2008. Diluted per share results for the second quarter of 2009 represent an increase of 4.1% from the second quarter of 2008. For the year to date period, net income was $15.2 million or $1.55 per diluted share in 2009, up from the $14.6 million or $1.50 per diluted share in 2008. Diluted per share results for the first six months of 2009 reflect an increase of 3.3% over the same period in 2008. The growth rates over prior periods were impacted by special events in the second quarter of 2009 and the first quarter of 2008. The second quarter of 2009 included a $1.4 million expense ($0.08 per diluted share) related to the FDIC’s special deposit insurance assessment, while the first quarter of 2008 included nonrecurring pre-tax income of $1.6 million ($0.10 per diluted share) related to the Visa, Inc. initial public offering (the “Visa IPO”).

Return on average assets (ROA) for the quarter ended June 30, 2009 was 1.00% compared to 1.10% for the quarter ended June 30, 2008. Return on average shareholders’ equity (ROE) for the second quarter of 2009 was 12.98%, compared to 13.48% for the same period in 2008. For the six month period ended June 30, 2009, ROA was 1.04%, compared to 1.17% for the same period in 2008. ROE for the six months ended June 30, 2009, was 13.49%, compared to 14.11% for the same period in 2008. As of March 31, 2009, the Company ranked in the 85th percentile for ROA and the 91st percentile for ROE of its peer group.

Total revenues, consisting of net interest income and noninterest income, were $38.0 million in the second quarter of 2009 and $74.8 million for the first six months of 2009, up 13.7% and 13.7% over the comparable periods in 2008. Both periods benefited from growth in net interest income. Net interest income for the second quarter of 2009, was up 21.2% over the same prior year period, and up 2.5% over the first quarter of 2009. For the year-to-date period ended June 30, 2009, net interest income of $52.4 million was up 26.0% over the comparable year ago period. The growth in net interest income reflects lower interest expense on deposits and growth in average earning assets. Noninterest income for the second quarter and year to date 2009 was down 0.5%, and 7.4%, respectively, from the same periods in 2008, as the Company’s fee-based businesses continue to be impacted by weaknesses in the economy and financial markets. Noninterest income for the first six months of 2008 also included $1.6 million of pre-tax gains related to the Visa IPO recorded in the first quarter 2008.

The provision for loan and lease losses totaled $2.4 million and $4.4 million, respectively, in the second quarter and year to date period of 2009, compared to $1.2 million and $1.8 million for the same periods in 2008. An increase in net charge-offs, nonperforming loans and general economic conditions all contributed to the higher provision expense.

Noninterest expenses were up 13.4% for the second quarter of 2009 and 13.8% for the first six months of 2009 over the same periods in 2008. A large contributor to the increase in 2009 over the prior year was the increase in FDIC deposit insurance assessments as a result of higher deposit premiums in 2009, and a special deposit insurance assessment of $1.4 million in the second quarter of 2009. In addition, salaries and benefit related expenses, and occupancy expenses were up over the prior year.

Segment Reporting

The Company operates in two business segments, banking and financial services. Financial services activities consist of the results of the Company’s trust, financial planning and wealth management, broker-dealer services, and risk management operations. All other activities are considered banking.

Banking Segment

The banking segment reported net income of $6.5 million for the second quarter of 2009, up $433,000 or 7.1% from net income of $6.1 million in 2008. For the year to date period, net income was $13.4 million, an increase of $722,000, or 5.7% over the same period in 2008. The increase in net income in both the quarter and year to date period in 2009 over the same periods in the prior year was mainly the result of an increase in net interest income due to growth in average earning assets and an improved net interest margin. The Company’s net interest margin has benefited from disciplined deposit pricing, which has resulted in funding costs decreasing more rapidly than asset yields. The growth rates over prior periods were impacted by special events in the second quarter of 2009 and the first quarter of 2008. The second quarter of 2009 included a

$1.4 million expense related to the FDIC’s special deposit assessment, while the first quarter of 2008 included nonrecurring pre-tax income of $1.6 million related to the Visa IPO.

Net interest income for the three and six months ended June 30, 2009, was up $4.6 million or 21.2%, and $10.8 million or 26.0%, respectively, over the same periods in 2008, driven by growth in average earning assets and a decrease in funding costs.

The provision for loan and lease losses for the three and six months ended June 30, 2009, was $2.4 million and $4.4 million, compared to $1.2 million and $1.8 million for the same periods in 2008. An increase in net charge-offs and nonperforming assets and general economic conditions all contributed to the higher provision expense.

Noninterest income for the three and six months ended June 30, 2009, was down $33,000 or 0.6% and $1.6 million, or 14.0%, respectively, over the same periods in 2008. The decrease in 2009 from 2008 was mainly due to lower service charges on deposit accounts, mainly overdraft fees, lower earnings on corporate-owned life insurance, lower loan related fees, and a decrease in gains on the sales of available-for-sale securities. In addition, noninterest income for the first six months of 2008 included $1.6 million of nonrecurring income related to the Visa IPO. These factors were partially offset by an increase in gains on the sales of residential mortgage loans and mark-to-market gains on assets and liabilities held at fair value.

Noninterest expenses for the three and six months ended June 30, 2009, were up $2.7 million or 16.1% and $5.7 million or 17.5%, respectively, over the same periods in 2008. The increase was mainly in FDIC insurance expense, salaries and other incentive compensation accruals, and occupancy expense. The increase in FDIC insurance expense was primarily due to higher FDIC deposit insurance assessments in 2009 over 2008, and a special deposit insurance assessment of $1.4 million in the second quarter of 2009. Year-over-year comparisons are also impacted by the acquisition of Sleepy Hollow Bancorp, Inc. (“Sleepy Hollow”) in May 2008.

Financial Services Segment

The financial services segment had net income of $925,000 in the second quarter of 2009, a decrease of $105,000 or 10.2% from net income of $1.0 million in the same quarter of the prior year. For the year to date period, net income was $1.7 million, a decrease of $192,000, or 10.0% over the same period in 2008. Noninterest income for the three and six months ended June 30, 2008, was down $42,000 or 0.6% and $207,000, or 1.6%, respectively, over the same periods in 2008. The decrease in noninterest income was mainly a result of lower investment services fees. Investment services fees are largely based on the market value of assets within each account. Volatility in the equity and bond markets resulted in a decrease in the market value of assets and related investment fees. Noninterest expenses for the three and six months ended June 30, 2009, were up $156,000 or 3.2% and $113,000 or 1.1%, respectively, over the same periods in the prior year. The increase was mainly in salary and wages, reflecting annual merit increases, other incentive compensation accruals, and other operating expenses.

Average Consolidated Balance Sheet and Net Interest Analysis

	Quarter Ended June-09			Year to Date Period Ended June-09			Year to Date Period Ended June-08

(Dollar amounts in thousands)	Average Balance (QTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate

ASSETS
Interest-earning assets
Interest-bearing balances due from banks Securities (1)	$8,687	$4	0.18%	$8,993	$12	0.27%	$8,240	$104	2.54%
U.S. Government Securities	725,858	8,067	4.46%	699,503	15,847	4.57%	588,911	14,101	4.82%
Trading Securities	35,952	346	3.86%	36,725	707	3.88%	47,897	1,093	4.59%
State and municipal (2)	114,189	1,734	6.09%	115,703	3,500	6.10%	105,054	3,187	6.10%
Other Securities (2)	58,777	572	3.90%	58,702	901	3.10%	54,111	1,391	5.17%

Total securities	934,776	10,719	4.60%	910,633	20,955	4.64%	795,973	19,772	5.00%
Federal Funds Sold	8,905	4	0.18%	8,727	8	0.18%	10,521	75	1.43%
Loans, net of unearned income (3)
Real Estate	1,266,398	18,665	5.91%	1,264,018	37,583	6.00%	1,028,815	33,610	6.57%
Commercial Loans (2)	459,550	6,212	5.42%	453,652	12,335	5.48%	380,100	12,547	6.64%
Consumer Loans	86,720	1,486	6.87%	87,184	2,993	6.92%	82,892	3,005	7.29%
Direct Lease Financing	13,389	207	6.20%	13,453	408	6.12%	14,461	413	5.74%

Total loans, net of unearned income	1,826,057	26,570	5.84%	1,818,307	53,319	5.91%	1,506,268	49,575	6.62%

Total interest-earning assets	2,778,425	37,297	5.38%	2,746,660	74,294	5.45%	2,321,002	69,526	6.02%

Other assets	203,652			204,124			182,996

Total assets	$2,982,077			$2,950,784			$2,503,998

LIABILITIES & EQUITY

Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	1,131,756	2,207	0.78%	1,108,743	4,573	0.83%	863,407	6,782	1.58%
Time Dep > $100,000	291,106	1,314	1.81%	283,789	2,805	1.99%	273,347	5,087	3.74%
Time Dep < $100,000	423,300	2,417	2.29%	420,595	4,943	2.37%	357,979	6,711	3.77%
Brokered Time Dep < $100,000	43,273	203	1.88%	42,982	444	2.08%	3,564	60	3.39%

Total interest-bearing deposits	1,889,435	6,141	1.30%	1,856,109	12,765	1.39%	1,498,297	18,640	2.50%

Federal funds purchased & securities sold under agreements to repurchase	184,847	1,564	3.39%	186,516	3,129	3.38%	210,004	4,024	3.85%
Other borrowings	202,509	2,020	4.00%	213,780	4,178	3.94%	166,823	3,801	4.62%
Trust preferred debentures	18,663	325	6.98%	11,318	378	6.73%	1,200	36	6.03%

Total interest-bearing liabilities	2,295,454	10,050	1.76%	2,267,723	20,450	1.82%	1,876,324	26,501	3.49%

Noninterest bearing deposits	418,288			418,110			383,580
Accrued expenses and other liabilities	38,218			38,394			35,642

Total liabilities	2,751,960			2,724,227			2,295,546
Tompkins Financial Corporation Shareholders’ equity	228,616			225,073			205,799
Noncontrolling interest	1,501			1,484			2,653

Total equity	230,117			226,557			208,452

Total liabilities and equity	$2,982,077			$2,950,784			$2,503,998

Interest rate spread			3.62%			3.63%			3.18%

Net interest income/margin on earning assets		$27,247	3.93%		$53,844	3.95%		$43,025	3.73%

Tax Equivalent Adjustment		(738)			(1,485)			(1,476)

Net interest income per consolidated financial statements		$26,509			$52,359			$41,549

(1)	Average balances and yields on available-for-sale securities are based on historical amortized cost.
(2)

Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax exempt interest income to taxable-equivalent basis.

(3)

Nonaccrual loans are included in the average asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s unaudited condensed consolidated financial statements included elsewhere in this Report.

Net Interest Income
The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Taxable-equivalent net interest income for the second quarter of 2009 was $27.2 million, an increase of $4.7 million, or 20.6%, compared to the same period in 2008. For the six months ended June 30, 3009, taxable equivalent net interest income was $53.8 million, increasing $10.8 million or 25.1% over the same period in 2008. The increase primarily resulted from an increase in net interest margin compared to the same period in the prior year. For the second quarter of 2009, average earning assets were up $369.5 million or 15.3%, over the same period in 2008. Average earning assets for the first half of 2009 grew by $425.7 million or 18.3% compared to the first half of 2009. Contributing to the growth was the acquisition of Sleepy Hollow in May 2008, which added $235.4 million of interest-earning assets at acquisition.

The taxable-equivalent net interest margin for the second quarter of 2009 of 3.93% was up from 3.77% for the second quarter of 2008. The six months ending June 30, 2009 showed taxable equivalent net interest margin of 3.95% compared to 3.73% for the same period of 2008. The net interest margin benefited from the decrease in short-term market interest rates in 2008 and into 2009. The lower short-term market rates led to a 50 basis point decrease in the yield on average earning assets to 5.38% for second quarter of 2009 compared to 5.88% for the same quarter of 2008; however, the decrease in yield on average earning assets was more than offset by lower funding costs. The average cost of funds for the second quarter of 2009 was down 84 basis points to 1.76%, compared to 2.60% for the second quarter of 2008. Yields on average assets were 5.45% and 6.02%, while average cost of funds was 1.82% and 3.49%, for the year-to-date periods ending June 30, 2009 and 2008, respectively.

Taxable-equivalent interest income for the second quarter of 2009 was up 5.9% over the same period of 2008. Comparing the six months ending June 30, this figure increased 6.9% from 2008 to 2009. The growth in taxable-equivalent interest income was the result of higher average loan balances and was offset by declining yields. Average loan balances were up $261.8 million or 16.7% in the second quarter of 2009 over the second quarter of 2008, while the average yield on loans decreased 62 basis points to 5.84%. For the six months ended June 30, average loan balances increased 20.7%, while yields declined 71 basis points, from 2008 to 2009. Growth in second quarter 2009 average loan balances included a $194.9 million increase in average real estate loans and a $61.2 million increase in average commercial loans. The decrease in yields on average loans in 2009 compared to 2008 is mainly a result of the prime interest rate reduction of 400 basis points throughout 2008. Average securities balances for the second quarter of 2009 were up $113.7 million over average balances in the second quarter of 2008, while average yields were down 31 basis points. For the six months ended June 30, 2009 average securities balances increased 14.4% from the same period in 2008, while yields declined 36 basis points. The increase in average securities balances for both the quarter and year to date periods was mainly in U.S. government securities, which were up $110.6 million in 2009 over 2008.

Interest expense for the second quarter of 2009 was down 20.5% compared to the second quarter of 2008, reflecting lower average rates paid on deposits and borrowings, partially offset by growth in average balances. The average rate paid on interest bearing deposits during the second quarter of 2009 of 1.30% was 92 basis points lower than the average rate paid in the second quarter of 2008. Yields decreased across all deposit categories. Average interest-bearing deposit balances increased by $319.3 million or 20.3% in the second quarter of 2009 compared to the same period in 2008. The majority of the increase was in average interest checking, savings and money market deposit balances, which were up 23.4% to $1.1 billion. Average balances of time deposits of $100,000 or more were up 6.6% to $291.1 million. Average noninterest bearing deposit balances of $418.3 million were up 5.0% in the second quarter of 2009 over the same period in 2008. Contributing to the growth in average deposit balances was the acquisition of Sleepy Hollow in May 2008, which added $229.0 million of deposits at acquisition. Average other borrowings for the second quarter were up $28.6 million or 16.4% over the prior year, while the average rate was down 56 basis points. Average balances of trust preferred securities for the second quarter increased $16.3 million from 2008 to 2009. The Company’s trust preferred securities are comprised of $3.9 million assumed in connection with the acquisition of Sleepy Hollow in May 2008 and $18.6 million issued by the Company in April 2009.

Interest expense for the six months ending June 30 was down 22.8% from 2008 to 2009. Average interest-bearing deposit balances increased by $357.8 million or 23.9% for the six month period. The majority of the balance increase was in average interest checking, savings and money market deposit balances, which were up 28.4% to $1.1 billion. Average noninterest bearing deposit balances were up 9.0% in 2009 over the same period in 2008. Contributing to the growth in average deposit balances was the acquisition of Sleepy Hollow in May 2008, which added $229.0 million of deposits at acquisition. Average other borrowings were up $47.0 million or 28.1% over prior year, while the average rate was down 68 basis points. Average balances of trust preferred securities increased $10.1 million from 2008 to 2009.

Provision for Loan and Lease Losses
The provision for loan and lease losses represents management’s estimate of the amount necessary to maintain the allowance for loan and lease losses at an adequate level. The provision for loan and lease losses was $2.4 million for the second quarter of 2009 and $4.4 million for the six months ending June 30, 2009, compared to $1.2 million and $1.8 million for the respective periods in 2008. The increase in the provision for 2009 over 2008, reflects the increase in net charge-offs and nonperforming loans, growth in total loans and leases, as well as concerns over weak economic conditions and uncertain real estate markets. The allowance for loan and lease losses as a percentage of period end loans was 1.16% at June 30, 2009, compared to 1.02% at June 30, 2008. The section captioned “Allowance for Loan and Lease Losses and Nonperforming Assets” contained elsewhere in this report has further details on the allowance for loan and lease losses.

Noninterest Income
Noninterest income is a significant source of income for the Company, representing 30.3% of total revenues for the second quarter of 2009 and 30.0% of total revenues for the six months ending June 30, 2009. These represent decreases from 34.7% and 36.9% for the same periods in 2008. Noninterest income was $11.5 million for the second quarter of 2009 and $22.5 million for the six month period ended June 30, 2009. Noninterest income for the second quarter of 2009 remained relatively flat when compared with the prior year, while noninterest income for the six month period declined 7.4%, primarily due to $1.6 million of noninterest income recognized in the first quarter of 2008 related to the Visa IPO. The economic climate also contributed to the decrease in certain fee-based businesses in 2009 compared to 2008.

Investment services income was $3.3 million in second quarter of 2009, a decrease of 6.4% from $3.6 million in the second quarter of 2008. These fees declined 9.6% for the six month period ending June 30, 2009, compared to the prior year. Investment services income reflects income from TIS as well as AM&M. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. TIS generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing investments in employee benefits plans. TIS also oversees retail brokerage activities in the Company’s banking offices. AM&M provides financial planning services, wealth management services, and brokerage services to independent financial planners and investment advisors. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. Decreases in the major stock market indices over the three and six months ended June 30, 2009 when compared to the same prior year periods, contributed to the decrease in the market value of assets managed by, or in custody of Tompkins. The fair value of assets managed by, or in custody of, Tompkins was $2.3 billion at June 30, 2009, down 5.3% from $2.4 billion at June 30, 2008. These figures include $596.1 million and $556.4 million, respectively, of Company-owned securities where TIS is custodian. The Company was successful with business development initiatives and customer retention despite the challenging equities markets in 2008 and early 2009.

Insurance commissions and fees for the three and six months ended June 30, 2009, increased by $184,000 or 6.3% and $513,000 or 9.0%, respectively, as compared to the same periods in 2008. The growth over prior year was mainly in health and benefits related insurance products as well as personal insurance lines. The Company added staff to expand its presence in the life, health and benefits areas.

Service charges on deposit accounts were $2.3 million in the second quarter of 2009, down 7.9% compared to $2.5 million in the second quarter of 2008. For the six month period ending June 30, these charges declined 10.0% from 2008 to 2009. The largest component of this category is overdraft fees, which is largely driven by customer activity. Customer activity has been changing over the past several years, with electronic transactions such as debit cards and Internet banking reducing the volume of checks.

Other service charge income of $347,000 in the second quarter of 2009 was down $237,000 or 40.6% from the same period in 2008. Other service charges were down 40.6% for the six months ending June 30, 2009 compared to the same period in 2008. The decrease was primarily due to lower loan related fees and safe deposit box fees.

Net mark-to-market gains on securities and borrowings held at fair value totaled $472,000 in the second quarter of 2009, compared to net mark-to-market gains of $219,000 in the second quarter of 2008. For the six month period ending June 30, 2009 net mark-to-market gains of $786,000 were realized while losses of $335,000 were realized in the first six months of 2008. Mark-to-market losses or gains relate to the change in the fair value of securities and borrowings where the Company has elected the fair value option.

Increases, net of the related mortality expense, in cash surrender value of corporate owned life insurance (COLI) were $204,000 in the second quarter of 2009, down $148,000 or 42.0% from the second quarter of 2008. For the six months ended June 30, the value increased $426,000 in 2009 and $689,000 in 2008. COLI relates to life insurance policies covering certain senior officers of the Company and its subsidiaries. The Company’s average investment in COLI was $35.1 million during 2009, compared to $31.1 million during 2008. The Company acquired $3.5 million of COLI in the acquisition of Sleepy Hollow during the second quarter of 2008.

The $1.6 million gain on Visa stock redemption in 2008 relates to the proceeds received from the Company’s allocation of the Visa IPO, and consists of a $1.2 million gain on the partial redemption of Visa stock and a $0.4 million partial reversal of a fourth quarter 2007 accrual for indemnification charges. Visa withheld a portion of the shares allocated to its member banks to create an escrow account to cover the costs and liabilities associated with certain litigation for which its member banks are obligated to indemnify Visa. Visa’s funding of this escrow account allowed member banks to reverse litigation related accruals made in the fourth quarter of 2007, up to each bank’s proportionate membership interest in the $3.0 billion used to fund the escrow account.

For the second quarter 2009, net gains on the sales of loans totaled $566,000, compared to net gains of $45,000 for the second quarter of 2008. For the six months ending June 30, gains were $967,000 in 2009 and $42,000 in 2008. The increase in gains on loan sales in 2009 is mainly a result of increased residential mortgage refinancing activity. Low market interest rates have led to a significant increase in the volume of homeowners refinancing existing mortgages to lower fixed rates. To manage interest rate risk exposures, the Company sold certain fixed rate loan production that had rates below or maturities greater than the thresholds set by the Company’s Asset/Liability Committee.

Other income decreased by $24,000 in the second quarter of 2009, compared to the same period in 2008. For the six months ended June 30, 2009, other income was down $281,000 compared to the same period prior year. Other income includes income from the Company’s investment in a Small Business Investment Company, Cephas Capital Partners, L.P. (“Cephas”). Because the Company’s percentage ownership in Cephas exceeds 20%, the equity method of accounting is utilized, such that the Company’s percentage of Cephas’ income is recognized as income on its investment; and likewise, any loss by Cephas is recognized as a loss on the Company’s investment. For three and six months ended June 30, 2009, the Company recognized income from this investment of $89,000, and $118,000, respectively, compared with income of $113,000, and $288,000 in the same periods prior year. The Company believes that, as of June 30, 2009, there is no impairment with respect to this investment.

For the three and six months ended June 30, 2009, net gains on the sales of available-for-sale securities totaled $19,000 and $26,000, respectively, compared to net gains of $159,000 and $406,000 for the same periods in 2008. Management may periodically sell available-for-sale securities for liquidity purposes, to improve yields, or to adjust the risk profile of the portfolio. Net gains on sales of available-for-sale securities in 2008 reflect sales of available-for-sale securities for which prices were favorably impacted by the Federal Reserve actions to reduce interest rates in 2008.

Noninterest Expense

Noninterest expense for the second quarter of 2009 was $24.7 million, an increase of 13.4% over noninterest expense of $21.8 million for the second quarter of 2008. For the six months ending June 30, noninterest expense totaled $48.0 million in 2009 and $42.1 million in 2008.

Personnel-related expense increased by $1.2 million or 9.4% in the second quarter of 2009 over the same period in 2008, with an increase of $2.0 million for the six month period ending June 30. Salaries and employee benefits associated with an increased number of average full time equivalent employees (“FTEs”), annual salary adjustments and higher benefit related expenses contributed to the increase over 2008. Year-to-date June 30, 2009 average FTEs of 717 were up from 669 at June 30, 2008. The acquisition of Sleepy Hollow included the addition of six banking offices, including one limited service office, and 30 FTEs.

Expenses related to bank premises, furniture and fixtures did not change in the second quarter of 2009 compared to the same quarter of the prior year. For the six month period ending June 30, this expense increased $588,000 in 2009. Additions to the Company’s branch network, as well as higher real estate taxes and utility costs contributed to the increased expenses for premises and furniture and fixtures. The acquisition of Sleepy Hollow in May of 2008 added six banking offices to the Company’s branch network.

Professional fees for the second quarter of 2009 decreased by $38,000 or 4.9% compared to the second quarter of 2008. Professional fees include amounts paid to outside consultants for assistance on projects or initiatives. For the six month period ending June 30, 2009 this expense increased $200,000 or 14.2%. The second quarter decline is due primarily to higher expense in the second quarter of 2008 incidental to the acquisition of Sleepy Hollow.

FDIC deposit insurance expense increased by $2.0 million and $2.3 million for the three and six months ended June 30, 2009, over the same prior year periods. The increase reflects higher insurance premiums and a special deposit insurance assessment of $1.4 million in the second quarter of 2009. Deposit insurance expense in 2008 was also favorably impacted by the Company’s utilization of available credits to offset deposit assessments; these credits were fully utilized in 2008. The increase in 2009 was also partly related to the additional 10 basis point assessment paid on covered transaction accounts exceeding $250,000 under the Temporary Liquidity Guaranty Program.

In December 2008, the FDIC raised insurance assessments by seven basis points, effective beginning with the assessments payable in the second quarter of 2009. On February 27, 2009, the FDIC approved an interim rule for a special assessment of $0.20 per $100.0 in domestic deposits to restore the Deposit Insurance Fund. Recent legislation approved by lawmakers on May 19, 2009, “The Depositor Protection Act of 2009”, increased the FDIC’s borrowing authority with the U.S. Treasury to $100.0 billion from $30.0 billion. As a result of this increased borrowing authority, the FDIC voted 4 to 1 to reduce the size of the special assessment to 5 basis points on an expanded base of total assets less Tier 1 capital (capped at 10 basis points times an institution’s domestic deposits as of June 30, 2009). The Company accrued a charge of $1.4 million for the special assessment in the quarter ending June 30, 2009.

Other operating expenses decreased by $241,000 or 7.2% and increased by $545,000 or 8.3% for the three and six months ended June 30, 2009 over the same periods prior year. Contributing to the year-to-date increases over prior year were the following: telephone (up $178,000); legal expenses (up $115,000); audit and tax fees (up $112,000); and loan origination related expenses (up $178,000). Printing and supplies were down $99,000 and $115,000 for the three and six months ended June 30, 2009 from the same periods in 2008.

Income Tax Expense
The provision for income taxes provides for Federal and New York State income taxes. The provision for the second quarter of 2009 was $3.5 million, compared to $3.3 million for the same period in 2008. For the six month period ending June 30, the tax provision totaled $7.2 million in 2009 and $7.1 million in 2008. The Company’s effective tax rate for the second quarter of 2009 was 32.0% compared to 31.2% for the second quarter of 2008. For the six month period ending June 30, the Company’s effective tax rate was 32.2% in 2009 and 32.4% in 2008.

FINANCIAL CONDITION
Total assets were $3.0 billion at June 30, 2009, up $100.3 million or 3.5% over December 31, 2008, and up $262.9 million or 9.7% over June 30, 2008. The acquisition of Sleepy Hollow in May 2008 added $269.1 million of assets, including $151.2 million of loans, $51.5 million of securities, and $5.8 million of cash and equivalents. Asset growth over year-end 2008 was mainly in available-for-sale securities, which were up $81.8 million. Total deposits at June 30, 2009 were up $154.8 million or 7.3% over December 31, 2008, driven by increases in savings and money market balances as well as in time deposits.

Loans and leases totaled $1.8 billion or 62.0% of total assets at June 30, 2009, compared to $1.8 billion or 63.4% of total assets at December 31, 2008. Commercial real estate loans at June 30, 2009 were up $46.5 million or 7.5% over December 31, 2008, while commercial loans were unchanged during the period. Demand for residential mortgage loans was strong during the first quarter of 2009, largely driven by refinancings in the current low interest rate environment. The Company originated $69.2 million of residential mortgage loans for sale during the first six months of 2009 and sold $68.4 million during the same period. The Company sells certain fixed rate residential mortgage loans in the secondary market because of interest rate risk considerations. The consumer and leasing portfolios at June 30, 2009 were flat compared to year-end 2008.

Nonperforming loans (loans on nonaccrual, loans past due 90 days or more and still accruing interest, and loans restructured in a troubled debt restructuring) were $25.7 million at June 30, 2009, up from $16.0 million at December 31, 2008, and up $12.6 million from June 30, 2008. Nonperforming loans represented 1.40% of total loans at June 30, 2009, compared to 0.88% of total loans at December 31, 2008, and 0.73% of total loans at June 30, 2008. For the second quarter of 2009, net charge-offs were $1.0 million, up from $615,000 in the same period of 2008, and up compared to $728,000 for the first quarter of 2009. In general, the increase in nonperforming loans is reflective of the current weak economic conditions.

Over the past year, there has been significant attention to subprime consumer real estate lending in the media. The Company has not engaged in the origination or purchase of subprime loans as a line of business. As a result, gross losses in the Company’s residential portfolio have been relatively low, totaling $369,000 for the six months ended June 30, 2009, compared to $16,000 for the same period in 2008. The combined nonperforming loan balances in our construction and home equity lending portfolios represented less than 0.13% of total loans at June 30, 2009.

As of June 30, 2009, total securities were $923.8 million or 31.1% of total assets, compared to $856.7 million or 29.9% of total assets at year-end 2008. The increase over year-end 2008 was mainly in debt obligations of U.S. government sponsored enterprises and mortgage-backed securities issued by U.S. government sponsored enterprises and was partially due to the seasonal inflow of municipal deposits in the first quarter of the year. The portfolio is comprised primarily of mortgage-backed securities, obligations of U.S. Government sponsored entities, and obligations of states and political subdivisions. As of June 30, 2009, the Company had $14.9 million of non-agency issued mortgage-backed securities. The Company has no investments in preferred stock of U.S. Government sponsored enterprises and no investments in pools of Trust Preferred securities. Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to determine if there exists other-than-temporary impairment as defined under generally accepted accounting principles. Management does not believe that the investment securities that were in an unrealized loss position as of June 30, 2009, represent an other-than-temporary impairment. Total gross unrealized losses were primarily attributable to changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities. The Company maintains a trading portfolio valued at a fair value of $34.6 million as of June 30, 2009, compared to $38.1 million at December 31, 2008. The decrease in the portfolio reflects maturities or payments during 2009. For the six months ended June 30, 2009, mark-to-market gains related to the securities trading portfolio were $98,000.

Total deposits were $2.3 billion at June 30, 2009, up $154.8 million or 7.3% over December 31, 2008, and up $231.6 million or 11.3% over June 30, 2008. The Company acquired $229.0 million of deposits, including $109.2 million of time deposits, $93.1 million of savings and money market, and $24.5 million of noninterest bearing deposits, in the acquisition of Sleepy Hollow in May 2008. The growth in total deposits from December 31, 2008 was mainly in money market and savings balances, which were up $104.7 million or 10.7%. The increase in money market and savings balances was mainly in municipal deposits and is partially due to the seasonal nature of these deposits. Time deposit balances were up $64.2 million or 9.1% at June 30, 2009 compared to December 31, 2008.

Other borrowings decreased $80.0 million or 29.1% from year-end 2008 to $194.8 million at June 30, 2009 as the Company used deposit inflows to reduce advances from the FHLB.

Capital
Total equity was $229.3 million at June 31, 2009, an increase of $9.9 million from December 31, 2008. Additional paid-in capital increased by $1.3 million, from $152.8 million at December 31, 2008, to $154.2 million at June 30, 2009, reflecting $977,000 in proceeds from stock option exercises and $435,000 related to stock-based compensation. Retained earnings increased by $8.6 million from $73.8 million at December 31, 2008, to $82.3 million at June 30, 2009, reflecting net income of $15.2 million less dividends paid of $6.6 million. Accumulated other comprehensive loss remained relatively flat from a net unrealized loss of $7.6 million at December 31, 2008, to a net unrealized loss of $7.5 million at June 30, 2009, reflecting an increase in unrealized gains on available-for-sale securities due to lower market rates, offset by amounts recognized in other comprehensive income related to postretirement benefit plans. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Cash dividends paid in the first six months of 2009 totaled approximately $6.6 million, representing 43.5% of year to date 2009 earnings. Cash dividends of $0.34 per common share paid in the first and second quarters of 2009 were each up 6.3% over cash dividends of $0.32 per common share paid in the first and second quarters of 2008.

On July 22, 2008, the Company’s Board of Directors approved a stock repurchase plan (the “2008 Plan”). The 2008 Plan authorizes the repurchase of up to 150,000 shares of the Company’s outstanding common stock over a two-year period. The Company repurchased 5,000 shares of common stock at an average price of $35.51 under the 2008 Plan during the first quarter and none during the second quarter of 2009. Since inception of the 2008 Plan, the Company has repurchased 6,500 shares at an average price of $36.21.

In the second quarter of 2009, Tompkins issued $18.6 million aggregate liquidation amount of Trust Preferred Securities, through Tompkins Capital Trust I. The proceeds from the issuance of the Trust Preferred Securities, together with Tompkins’ capital contribution to the trust, were used to acquire Tompkins’ Subordinated Debentures, totaling $19.1 million, which are due concurrently with the Trust Preferred Securities.

The Trust Preferred Securities have a 30 year maturity, and carry a fixed rate of interest of 7.0%. The Trust Preferred Securities have a liquidation amount of $1,000 per security. The Company has retained the right to redeem the Trust Preferred Securities at par (plus accrued but unpaid interest) at a date which is no earlier than 5 years from the date of issuance. Commencing in 2019, and during specified annual windows thereafter, holders may convert the Trust Preferred Securities into shares of the Company’s common stock at a conversion price equal to the greater of (i) $41.35, or (ii) the average closing price of Tompkins Financial Corporation’s common stock during the first three months of the year in which the conversion will be completed.

The Company has guaranteed the distributions with respect to, and amounts payable upon liquidation or redemption of, the Trust Preferred Securities on a subordinated basis as and to the extent set forth in the Preferred Securities Guarantee Agreement entered into on April 10, 2009, between the Company and Wilmington Trust Company, as Preferred Guarantee Trustee.

In accordance with the applicable accounting standards related to variable interest entities, the accounts of Tompkins Capital Trust I will not be included in the Company’s consolidated financial statements. However, $18.6 million in Tompkins’ Subordinated Debentures issued to Tompkins Capital Trust I will be included in the Tier 1 capital of the Company for regulatory capital purposes pursuant to regulatory guidelines.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and its subsidiaries meet all capital adequacy requirements to which they are subject. The table below reflects the Company’s capital position at June 30, 2009, compared to the regulatory capital requirements for “well capitalized” institutions.

REGULATORY CAPITAL ANALYSIS June 30, 2009

	Actual		Well Capitalized Requirement
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$235,808	11.7%	$200,780	10.0%
Tier I Capital (to risk weighted assets)	$214,333	10.7%	$120,468	6.0%
Tier I Capital (to average assets)	$214,333	7.3%	$146,285	5.0%

As illustrated above, the Company’s capital ratios on June 30, 2009 remain above the minimum requirements for well capitalized institutions. As of June 30, 2009, the capital ratios for each of the Company’s subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

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

Based upon consideration of the above factors, management believes that the allowance is adequate to provide for the risk of loss inherent in the current loan and lease portfolio as of June 30, 2009. Should any of the factors considered by management in evaluating the adequacy of the allowance change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan and lease losses.

Activity in the Company’s allowance for loan and lease losses during the first six months of 2009 and 2008 and for the 12 months ended December 31, 2008, is illustrated in the table below.

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES (In thousands)

	Six months ended 06/30/09	Twelve months ended 12/31/08	Six months ended 06/30/08

Average loans and leases outstanding during the period	$1,818,307	$1,612,716	$1,506,250

Total loans and leases outstanding at end of period	$1,841,198	$1,817,531	$1,652,831

ALLOWANCE FOR LOAN AND LEASE LOSSES

Beginning balance	$18,672	$14,607	$14,607

Provision for loan and lease losses	4,403	5,428	1,808
Loans charged off	(2,069)	(3,290)	(1,293)
Loan recoveries	313	442	228

Net charge-offs	(1,756)	(2,848)	(1,065)

Allowance acquired in purchase acquisition	0	1,485	1,485

Ending balance	$21,319	$18,672	$16,835

Allowance for loan and lease losses to total loans and leases	1.16%	1.03%	1.02%

Annualized net charge-offs to average loans and leases	0.19%	0.18%	0.14%

As of June 30, 2009, the allowance was $21.3 million or 1.16% of total loans and leases outstanding. This represents an increase of 13 basis points from December 31, 2008 and an increase of 14 basis points from June 30, 2008. The provision for loan and lease losses was $2.4 million and $4.4 million for the three and six months ended June 30, 2009 compared to $1.2 million and $1.8 million for the three and six months ended June 30, 2008. The increase in the provision in 2009 over the comparable periods in 2008, reflects the increase in net charge-offs and nonperforming loans, growth in total loans from June 30, 2008 to June 30, 2009, as well as concerns over weak economic conditions and uncertain real estate markets.

Net charge-offs for the three and six months ended June 30, 2009 were $1.0 million and $1.8 million compared to $614,000 and $1.1 million in the comparable year ago periods. Annualized net charge-offs for the first six months of 2009 represented 0.19% of average loans, up from 0.14% for the first six months of 2008, but is favorable to our peer group ratio of 0.74% at March 31, 2009. A continuation or worsening of current economic conditions may result in further declines in asset quality measures and increases in loan and lease losses.

The allowance coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) was 0.83 times at June 30, 2009, compared to 1.17 times at December 31, 2008, and 1.39 times at June 30, 2008.

NONPERFORMING ASSETS (In thousands)

	06/30/09	12/31/08	06/30/08

Nonaccrual loans and leases	$24,662	$15,798	$10,552
Loans past due 90 days and accruing	1,073	161	1,422
Troubled debt restructuring not included above	0	69	135

Total nonperforming loans	25,735	16,028	12,109

Other real estate, net of allowances	68	110	481

Total nonperforming assets	$25,803	$16,138	$12,590

Total nonperforming loans and leases as a percentage of total loans and leases	1.40%	0.88%	0.73%

Total nonperforming assets as a percentage of total assets	0.87%	0.56%	0.47%

The level of nonperforming assets at June 30, 2009, and 2008, and December 31, 2008 is illustrated in the table above. Nonperforming assets of $25.8 million at June 30, 2009, were up from December 31, 2008, and June 30, 2008. The increase was partially due to the addition of four credit relationships totaling $6.3 million during the second quarter of 2009. In general, the increasing trend in nonperforming assets is reflective of the current weak economic conditions, which has pressured real estate values in some markets and stressed the financial conditions of various commercial borrowers. Approximately $7.8 million of nonperforming loans at June 30, 2009, were secured by U.S. government guarantees, while $3.6 million were secured by one-to-four family residential properties.

Nonperforming assets represented 0.87% of total assets at June 30, 2009, compared to 0.56% at December 31, 2008, and 0.47% at June 30, 2008. Although up over the same period prior year, the Company’s ratio of nonperforming assets to total assets of 0.87% continues to compare favorably to our peer group ratio of 2.63% at March 31, 2009.

As of June 30, 2009, the Company’s recorded investment in loans and leases that are considered impaired totaled $20.9 million compared to $9.7 million at December 31, 2008, and $8.8 million at June 30, 2008. The $20.9 million of impaired loans at June 30, 2009, had related allowances of $1.1 million, the $9.7 million of impaired loans at December 31, 2008, had related allowances of $520,000, and the $8.8 million at June 30, 2008, had related allowances of $657,000.

Potential problem loans and leases are loans and leases that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans and leases as nonperforming at some time in the future. Management considers loans and leases classified as Substandard that continue to accrue interest to be potential problem loans and leases. At June 30, 2009, the Company’s internal loan review function had identified 55 commercial relationships, totaling $39.6 million, which it classified as Substandard, which continue to accrue interest. As of December 31, 2008, the Company’s internal loan review function had classified 36 commercial relationships as Substandard totaling $20.3 million, which continued to accrue interest. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans is not significant. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these loans, which are reviewed at least quarterly. The increase in the dollar amount of commercial relationships classified as Substandard and still accruing interest between December 31, 2008 and June 30, 2009 was mainly due to the addition of six larger commercial relationships totaling $23.8 million that were classified as Substandard and accruing at June 30, 2009, and were not classified as Substandard at December 31, 2008.

Deposits and Other Liabilities
Total deposits of $2.3 billion at June 30, 2009 increased $154.8 million or 7.3% from December 31, 2008. A $104.7 million increase in interest checking, savings and money market balances and a $64.2 million increase in time deposits was partially offset by a $14.1 million decline in noninterest bearing deposits. Growth in municipal deposits accounted for a majority of the increase in savings and money market balances from year end 2008. With interest rates on time deposits lower and more in line with money market rates, municipalities are placing tax deposits into money market accounts. Municipal deposit balances are somewhat seasonal, increasing as tax deposits are collected and decreasing as these monies are used by the municipality. Total deposits were up $231.6 million or 11.3% over June 30, 2008. The increase was primarily due to a $146.9 million increase in savings and money market accounts of which $90.0 million was attributable to growth in municipal deposits. Additionally, time deposits increased $68.3 million over June 30, 2008, of which $40.0 million was due to the acquisition of brokered time deposits. The Sleepy Hollow acquisition during the second quarter of 2008 added $229.0 million at the time of the acquisition and expanded the existing customer deposit base. In 2007 and 2008, the Federal Reserve reduced short-term market rates, which led to a decrease in rates paid on deposits.

The Company’s primary funding source is core deposits, defined as total deposits less time deposits of $100,000 or more, brokered time deposits, and municipal money market deposits. Core deposits increased $34.9 million or 2.1% over December 31, 2008 to $1.7 billion, and represented 72.8% of total deposits at June 30, 2009 compared to 76.4% of total deposits at December 31, 2008. The increase in core deposits is attributable to the same factors discussed above with respect to the increase in total deposits.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $32.0 million at June 30, 2009, and $42.1 million at December 31, 2008. Management generally views local repurchase agreements as an alternative to large time deposits. The Company’s wholesale repurchase agreements are primarily with the Federal Home Loan Bank (“FHLB”) and amounted to $158.0 million at June 30, 2009 and $153.2 million at December 31, 2008. Included in the $158.0 million of wholesale repurchase agreements at June 30, 2009, are $16.0 million of repurchase agreements with the FHLB where the Company elected to adopt the fair value option under SFAS 159. The fair value of these borrowings decreased by $128,000 (net mark-to-market pre-tax gain of $128,000) over the six months ended June 30, 2009.

The Company’s other borrowings totaled $194.8 million at June 30, 2009, down $80.0 million or 29.1% from $274.8 million at December 31, 2008. Borrowings at June 30, 2009 included $175.6 million in term advances, and a $19.0 million advance from a bank. Borrowings at year-end 2008 included $177.2 million in term advances, $73.5 million of overnight FHLB advances and a $24.0 million advance from a bank. The decrease in borrowings reflects the pay down of FHLB borrowings as a result of deposit growth. Of the $175.6 million of the FHLB term advances at June 30, 2009, $160.6 million are due over one year. The Company elected the fair value option under SFAS 159 for a $10.0 million advance with the FHLB. The fair value of this advance decreased by $560,000 (net mark-to-market gain of $560,000) over the six months ended June 30, 2009.

As previously mentioned, Tompkins issued $18.6 million of 7.0% cumulative Trust Preferred Securities during the second quarter of 2009 through Tompkins Capital Trust I. The proceeds from the issuance of the Trust Preferred Securities, together with Tompkins’ capital contribution of $574,000 to the trust, were used to acquire Tompkins’ Subordinated Debentures, totaling $19.1 million, which are due concurrently with the Trust Preferred Securities. The acquisition of Sleepy Hollow in May 2008 included the assumption of additional trust preferred securities. The outstanding balance of these securities as of June 30, 2009 was $3.9 million.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $100,000 or more, brokered time deposits, municipal money market deposits, securities sold under agreements to repurchase and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources increased by $33.6 million or 3.5% from December 31, 2008 to $1.0 billion at June 30, 2009. Non-core funding sources, as a percentage of total liabilities, were 36.8% at June 30, 2009, which is equal to December 31, 2008. The increase in non-core funding sources was mainly in municipal money market deposit balances and brokered time deposits, partially offset by a decrease in FHLB advances.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $653.3 million and $677.8 million at June 30, 2009 and December 31, 2008, respectively, were either pledged or sold under agreements to repurchase. Pledged securities represented 70.7% of total securities at June 30, 2009, compared to 79.1% of total securities at December 31, 2008.

Cash and cash equivalents totaled $68.0 million at June 30, 2009, up from $52.2 million at December 31, 2008. Short-term investments, consisting of securities due in one year or less, decreased from $41.9 million at December 31, 2008, to $29.1 million at June 30, 2009. The Company also has $34.6 million of securities designated as trading securities.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total available-for-sale mortgage-backed securities, at book value, were $504.2 million at June 30, 2009, compared with $469.2 million at December 31, 2008. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $709.7 million at June 30, 2009, as compared to $732.5 million at December 31, 2008. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources, including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At June 30, 2009 the unused borrowing capacity on established lines with the FHLB was $435.8 million. As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At June 30, 2009, total unencumbered residential mortgage loans of the Company were $136.7 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

The Company has not identified any trends or circumstances that are reasonably likely to result in material increases or decreases in liquidity in the near term.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Interest rate risk is the primary market risk category associated with the Company’s operations. Interest rate risk refers to the volatility of earnings caused by changes in interest rates. The Company manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time. The simulation models are used to estimate the potential effect of interest rate shifts on net interest income for future periods. Each quarter, the Asset/Liability Management Committee reviews the simulation results to determine whether the exposure of net interest income to changes in interest rates remains within levels approved by the Company’s Board of Directors. The Committee also considers strategies to manage this exposure and incorporates these strategies into the investment and funding decisions of the Company. The Company does not currently use derivatives, such as interest rate swaps, to manage its interest rate risk exposure, but may consider such instruments in the future.

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of May 31, 2009, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year increase in net interest income from the base case of approximately 0.7%, while a 100 basis point parallel decline in interest rates over a one-year period would result in a marginal decrease in one-year net interest income from the base case of 0.4%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

The positive exposure in a rising interest rate environment is mainly driven by the repricing assumptions of the Company’s core deposit base are met with slightly higher increases to asset yields. Longer-term, the impact of a rising rate environment is positive as the asset base continues to reset at higher levels, while the repricing of the rate sensitive liabilities moderates. The moderate exposure in the 100 basis point decline scenario results from the Company’s assets repricing downward to a greater degree than the rates on the Company’s interest-bearing liabilities, mainly deposits. Rates on savings and money market accounts are at low levels as a result of the historically low interest rate environment experienced in recent years. In addition, the model assumes that prepayments accelerate in the down interest rate environment resulting in additional pressure on asset yields as proceeds are reinvested at lower rates.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of June 30, 2009. The Company’s one-year net interest rate gap was a negative $83,000 or 2.79% of total assets at June 30, 2009, compared with a negative $12,000 or 0.44% of total assets at December 31, 2008. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is more vulnerable to a increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap – June 30, 2009	Repricing Interval
(Dollar amounts in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets	$2,759,179	$717,628	$155,901	$355,281	$1,228,810
Interest-bearing liabilities	2,236,754	913,180	191,148	207,298	$1,311,626

Net gap position		(195,552)	(35,247)	147,983	(82,816)

Net gap position as a percentage of total assets		(6.59)%	(1.19)%	4.99%	(2.79)%

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2009. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report on Form 10-Q the Company’s disclosure controls and procedures were effective in providing reasonable assurance that any information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that material information relating to the Company and its subsidiaries is made known to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s second quarter ended June 30, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)

April 1, 2009 through April 30, 2009	0	0.00	0	143,500

May 1, 2009 through May 31, 2009	1,361	45.01	0	143,500

June 1, 2009 through June 30, 2009	0	0.00	0	143,500

Total	1,361	$45.01	0	143,500

On July 22, 2008, the Company’s Board of Directors approved a stock repurchase plan (the “2008 Plan”). The 2008 Plan authorizes the repurchase of up to 150,000 shares of the Company’s outstanding common stock over a two-year period. The Company did not purchase any shares under the 2008 Plan during the second quarter of 2009. The Company purchased 5,000 shares at an average price of $35.51 during the first quarter of 2009.

Included above are 1,361 shares purchased in May 2009, at an average cost of $45.01, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, and were part of the director deferred compensation under that plan. Shares purchased under the rabbi trust are not part of the 2008 Plan.

Recent Sales of Unregistered Securities

Recent sales of trust preferred securities were previously disclosed on the Company’s Current Report on Form 8-K.

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of the Company was held on May 11, 2009.

(b) All director nominees were elected. At the meeting, the stockholders elected the following twelve directors for a one year term expiring in 2010:

% Votes Cast	% of Shares Outstanding	Director	Number of Shares Voted For	Number of Shares Withheld

7,697,000	9,700,328

97.36	77.26	Russell K. Achzet	7,494,156	202,836

81.16	64.40	John E. Alexander	6,247,101	1,449,891

99.10	78.63	Daniel J. Fessenden	7,627,666	69,326

97.95	77.72	James W. Fulmer	7,539,068	157,924

97.69	77.51	James R. Hardie	7,519,146	177,846

99.06	78.61	Elizabeth W. Harrison	7,625,003	71,988

98.93	78.50	Patricia A. Johnson	7,614,371	82,621

75.00	59.51	Hunter R. Rawlings, III	5,772,763	1,924,229

99.07	78.61	Thomas R. Rochon	7,625,159	71,833

97.98	77.74	Stephen S. Romaine	7,541,417	155,575

99.12	78.65	Thomas R. Salm	7,629,594	67,397

98.49	78.15	Craig Yunker	7,580,741	116,251

The directors continuing in office are: James J. Byrnes; Reeder D. Gates; Carl E. Haynes; Michael H. Spain, and William D. Spain, Jr. Michael D. Shay chose not to stand for re-election, and his term expired effective May 11, 2009.

(c) At the meeting, the stockholders also approved a proposal to approve ratification of the selection of the independent registered public accounting firm, KPMG LLP, as the Company’s independent auditor for the fiscal year ending December 31, 2009:

% Votes Cast	% of Shares Outstanding	Number of Shares Voted For	Number of Shares Against	Number of Shares Abstain	Broker Non-Votes

97.88	77.66	7,533,629	131,751	31,607	12

(d) At the meeting, the stockholders also approved a proposal to approve the proposed Tompkins Financial Corporation 2009 Equity Plan:

% Votes Cast	% of Shares Outstanding	Number of Shares Voted For	Number of Shares Against	Number of Shares Abstain	Broker Non-Votes

63.44	50.34	4,882,901	1,210,671	42,639	1,560,789

Item 5	Other Information

None

Item 6	Exhibits

	31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

	31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

	32.1	Certification of Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350 (filed herewith)

	32.2	Certification of Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2009

TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine

Stephen S. Romaine
President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Francis M. Fetsko

Francis M. Fetsko
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Pages

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	43

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	44

32.1	Certification of Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350	45

32.2	Certification of Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350	46