Form 10-Q
period 2009-09-30
TOMPKINS FINANCIAL CORP
filed 2009-11-09
CIK 1005817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes ☐   No ☐.

*The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐   No ☒.

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date:

Class	Outstanding as of October 28, 2009

Common Stock, $.10 par value	9,722,834 shares

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share data) (Unaudited)	As of 09/30/2009	As of 12/31/2008

ASSETS

Cash and noninterest bearing balances due from banks	$84,068	$48,133
Interest bearing balances due from banks	1,681	4,116
Federal funds sold	27,000	0
Money market funds	27,000	0

Cash and Cash Equivalents	139,749	52,249
Trading securities, at fair value	33,363	38,101
Available-for-sale securities, at fair value	852,705	764,193
Held-to-maturity securities, fair value of $44,578 at September 30, 2009, and $55,064 at December 31, 2008	42,806	54,453
Loans and leases, net of unearned income and deferred costs and fees	1,882,321	1,817,531
Less: Allowance for loan and lease losses	22,800	18,672

Net Loans and Leases	1,859,521	1,798,859

Bank premises and equipment, net	45,793	46,613
Corporate owned life insurance	35,635	34,804
Goodwill	41,529	41,479
Other intangible assets, net	5,063	5,299
Accrued interest and other assets	31,875	31,672

Total Assets	$3,088,039	$2,867,722

LIABILITIES
Deposits:
Checking, savings and money market	$1,147,381	$980,011
Time	797,214	703,107
Noninterest bearing	452,836	450,889

Total Deposits	2,397,431	2,134,007

Federal funds purchased and securities sold under agreements to repurchase, including certain amounts at fair value of $15,926 at September 30, 2009 and $16,170 at December 31, 2008	192,099	196,304
Other borrowings, including certain amounts at fair value of $11,662 at September 30, 2009 and $12,179 at December 31, 2008	194,795	274,791
Trust preferred debentures	23,018	3,888
Other liabilities	39,049	39,371

Total Liabilities	$2,846,392	$2,648,361

EQUITY
Tompkins Financial Corporation shareholders’ equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued and outstanding: 9,755,480 at September 30, 2009; and 9,727,418 at December 31, 2008	976	973
Additional paid-in capital	154,512	152,842
Retained earnings	87,493	73,779
Accumulated other comprehensive loss	(659)	(7,602)
Treasury stock, at cost – 79,310 shares at September 30, 2009, and 76,881 shares at December 31, 2008	(2,225)	(2,083)

Total Tompkins Financial Corporation Shareholders’ Equity	240,097	217,909
Noncontrolling interest	1,550	1,452

Total Equity	$241,647	$219,361

Total Liabilities and Equity	$3,088,039	$2,867,722

See accompanying notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Nine months ended
(In thousands, except per share data) (Unaudited)	09/30/2009	09/30/2008	09/30/2009	09/30/2008

INTEREST AND DIVIDEND INCOME
Loans	$26,916	$26,624	$80,092	$75,944
Due from banks	3	14	15	124
Federal funds sold	2	40	10	115
Money market funds	7	5	35	237
Trading securities	342	424	1,049	1,517
Available-for-sale securities	8,877	8,638	26,769	24,960
Held-to-maturity securities	411	455	1,397	1,388

Total Interest and Dividend Income	36,558	36,200	109,367	104,285

INTEREST EXPENSE
Time certificates of deposits of $100,000 or more	1,352	2,069	4,157	7,155
Other deposits	4,468	6,111	14,427	19,668
Federal funds purchased and repurchase agreements	1,560	1,738	4,690	5,760
Other borrowings	2,398	2,244	6,954	6,080

Total Interest Expense	9,778	12,162	30,228	38,663

Net Interest Income	26,780	24,038	79,139	65,622

Less: Provision for loan/lease losses	2,127	1,515	6,530	3,323

Net Interest Income After Provision for Loan/Lease Losses	24,653	22,523	72,609	62,299

NONINTEREST INCOME
Investment services income	3,287	3,492	9,826	10,728
Insurance commissions and fees	3,198	3,048	9,438	8,774
Service charges on deposit accounts	2,371	2,671	6,861	7,663
Card services income	960	730	2,684	2,511
Other service charges	605	660	1,398	1,960
Mark-to-market gain (loss) on trading securities	256	204	354	(172)
Mark-to-market gain (loss) on liabilities held at fair value	73	(203)	761	(162)
Increase in cash surrender value of corporate owned life insurance	348	398	774	1,087
Gain on VISA stock redemption	0	0	0	1,639
Gains on sale of loans	188	48	1,155	90
Other income	356	376	836	1,127
Net other-than-temporary impairment losses (1)	(146)	0	(146)	0
Net gain on sale of available-for-sale securities	104	18	130	424

Total Noninterest Income	11,600	11,442	34,071	35,669

NONINTEREST EXPENSES
Salary and wages	10,265	10,208	29,862	29,353
Pension and other employee benefits	3,340	2,561	10,086	7,753
Net occupancy expense of premises	1,680	1,718	5,467	5,086
Furniture and fixture expense	1,117	1,075	3,361	3,152
Marketing expense	952	847	2,774	2,768
Professional fees	800	707	2,402	2,145
Software licenses and maintenance	565	581	1,753	1,807
FDIC insurance	810	347	3,328	556
Cardholder expense	382	407	1,122	920
Amortization of intangible assets	218	239	702	600
Other operating expense	3,594	3,500	10,830	10,188

Total Noninterest Expenses	23,723	22,190	71,687	64,328

Income Before Income Tax Expense	12,530	11,775	34,993	33,640

Income Tax Expense	4,037	3,725	11,279	10,816

Net Income attributable to Noncontrolling Interests and Tompkins Financial Corporation	8,493	8,050	23,714	22,824

Less: Net income attributable to noncontrolling interest	33	117	98	264

Net Income Attributable to Tompkins Financial Corporation	$8,460	$7,933	$23,616	$22,560

Basic Earnings Per Share	$0.87	$0.82	$2.43	$2.34

Diluted Earnings Per Share	$0.86	$0.81	$2.41	$2.32

(1) During the three and nine months ended September 30, 2009, $2.0 million of gross other-than-temporary impairment losses on debt securities available for sale were recognized, of which $1.9 million, were recognized in accumulated other comprehensive income, net of tax.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine months ended
	09/30/2009	09/30/2008

OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$23,616	$22,560
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	6,530	3,323
Depreciation and amortization of premises, equipment, and software	3,576	3,545
Amortization of intangible assets	702	600
Earnings from corporate owned life insurance	(774)	(1,087)
Net amortization on securities	1,281	994
Other than temporary impairment loss	146	0
Mark-to-market (gain) loss on trading securities	(354)	172
Mark-to-market (gain) on liabilities held at fair value	(761)	162
Net gain on sale of available-for-sale securities	(130)	(424)
Net gain on sale of loans	(1,155)	(90)
Proceeds from sale of loans	81,144	9,486
Loans originated for sale	(80,521)	(8,993)
Net loss (gain) on sale of bank premises and equipment	2	(25)
Stock-based compensation expense	628	683
Decrease in accrued interest receivable	856	520
Decrease in accrued interest payable	(897)	(1,229)
Purchases of trading securities	0	(3,998)
Proceeds from sales of trading securities	0	479
Payments/maturities from trading securities	4,885	24,432
Contribution to pension plan	0	(5,000)
Other, net	(1,748)	798

Net Cash Provided by Operating Activities	37,026	46,908

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities	215,807	185,457
Proceeds from sales of available-for-sale securities	16,035	60,902
Proceeds from maturities of held-to-maturity securities	19,964	11,180
Purchases of available-for-sale securities	(311,866)	(274,716)
Purchases of held-to-maturity securities	(8,359)	(11,767)
Net increase in loans	(66,660)	(129,602)
Proceeds from sale of bank premises and equipment	38	45
Purchases of bank premises and equipment	(3,369)	(2,088)
Net cash acquired in acquisition	0	12,176
Other, net	(1,132)	(103)

Net Cash Used in Investing Activities	(139,542)	(148,516)

FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	169,317	140,555
Net increase in time deposits	94,107	4,229
Net decrease in securities sold under agreements to repurchase and Federal funds purchased	(3,961)	(5,189)
Proceeds received from other borrowings	5,000	56,700
Repayment of other borrowings	(84,479)	(82,616)
Proceeds from issuance of trust preferred debentures, net of issuance costs	19,031	0
Cash dividends	(9,902)	(9,435)
Common stock repurchased and returned to unissued status	(178)	0
Net proceeds from exercise of stock options	931	2,729
Tax benefit from stock option exercises	150	393

Net Cash Provided by Financing Activities	190,016	107,366

Net Increase in Cash and Cash Equivalents	87,500	5,758
Cash and cash equivalents at beginning of period	52,249	49,859

Total Cash & Cash Equivalents at End of Period	$139,749	$55,617

Supplemental Information:
Cash paid during the year for - Interest	$31,125	$39,892
Cash paid during the year for - Taxes	13,231	9,814
Fair value of assets acquired in purchase acquisition	0	250,809
Goodwill related to acquisitions	0	18,288
Fair value of liabilities assumed in purchase acquisition	0	238,627

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data) (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total

Balances at January 1, 2008	$962	$147,657	$57,255	($6,900)	($1,779)	$1,452	$198,647

Comprehensive Income:
Net income attributable to noncontrolling interest and Tompkins Financial Corporation			22,560			264	22,824
Other comprehensive loss				(989)			(989)

Total Comprehensive Income							21,835

Cash dividends ($0.98 per share)			(9,435)				(9,435)
Exercise of stock options and related tax benefit (91,343 shares, net)	9	3,113					3,122
Directors deferred compensation plan (4,427 shares, net)		228			(228)		0
Stock-based compensation expense		683					683
Cumulative effect adjustment – adoption of EITF 06-04			(582)				(582)
Reduction in shares issued for purchase acquisition (2,748 shares)	(1)	79					78
Noncontrolling interest acquired in connection with Sleepy Hollow Acquisition						4,443	4,443

Balances at September 30, 2008	$970	$151,760	$69,798	($7,889)	($2,007)	$6,159	$218,791

Balances at January 1, 2009	$973	$152,842	$73,779	($7,602)	($2,083)	$1,452	$219,361

Comprehensive Income:
Net income attributable to noncontrolling interest and Tompkins Financial Corporation			23,616			98	23,714

Other comprehensive income				6,943			6,943

Total Comprehensive Income							30,657

Cash dividends ($1.02 per share)			(9,902)				(9,902)
Exercise of stock options and related tax benefit (33,062 shares, net)	4	1,077					1,081
Common stock repurchased and returned to unissued status (5,000 shares)	(1)	(177)					(178)
Directors deferred compensation plan (2,429 shares, net)		142			(142)		0
Stock-based compensation expense		628					628

Balances at September 30, 2009	$976	$154,512	$87,493	($659)	($2,225)	$1,550	$241,647

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York, and is registered as a financial holding company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company conducts its business through its (i) three wholly-owned banking subsidiaries, Tompkins Trust Company, The Bank of Castile and The Mahopac National Bank, (ii) wholly-owned insurance subsidiary, Tompkins Insurance Agencies, Inc., and (iii) wholly-owned investment services subsidiary, AM&M Financial Services, Inc. (“AM&M”). AM&M has three operating companies: (1) AM&M Planners, Inc., which provides fee based financial planning and wealth management services for corporate executives, small business owners, and high net worth individuals; (2) Ensemble Financial Services, Inc., an independent broker-dealer and outsourcing company for financial planners and investment advisors; and (3) Ensemble Risk Solutions, Inc., which creates customized risk management plans using life, disability and long-term care insurance products. Unless the context otherwise requires, the term “Company” refers to Tompkins Financial Corporation and its subsidiaries. The Company’s principal offices are located at The Commons, Ithaca, New York 14851, and its telephone number is (607) 273-3210. The Company’s common stock is traded on the NYSE-Amex under the symbol “TMP.”

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There have been no significant changes to the Company’s accounting policies from those presented in the 2008 Annual Report on Form 10-K. Refer to Note 3- “Accounting Pronouncements” of this Report for a discussion of recently issued accounting guidelines.

Cash and equivalents in the consolidated statements of cash flow include cash and noninterest bearing balances due from banks, interest-bearing balances due from banks, Federal funds sold and money market funds. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that the Company is not exposed to any significant credit risk on cash and cash equivalents.

The Company has evaluated subsequent events for potential recognition and/or disclosure through November 9, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

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

3. Accounting Pronouncements

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects how companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. The Company adopted this accounting standard as of September 30, 2009. The adoption of this accounting standard, which was subsequently codified into ASC Topic 105, Generally Accepted Accounting Principles, did not have an impact on the Company’s consolidated financial statements.

FASB ASC Topic 260, Earnings Per Share (“ASC Topic 260”). On January 1, 2009, the Company adopted new authoritative accounting guidance under ASC Topic 260, which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

FASB ASC Topic 320, Investments - Debt and Equity Securities (“ASC Topic 320”). New authoritative accounting guidance under ASC Topic 320 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the second quarter of 2009.

FASB ASC Topic 715, Compensation - Retirement Benefits (“ASC Topic 715”). New authoritative accounting guidance under ASC Topic 715 provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by ASC Topic 715 will be included in the Company’s financial statements beginning with the financial statements for the year ended December 31, 2009.

FASB ASC Topic 805, Business Combinations (“ASC Topic 805”). On January 1, 2009, new authoritative accounting guidance under ASC Topic 805 became applicable to the accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB ASC Topic 450, Contingencies (“ASC Topic 450”). Under ASC Topic 805, the requirements of FASB ASC Topic 420, Exit or Disposal Cost Obligations, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450. The requirements of ASC Topic 805 will apply prospectively to any future business combinations closing on or after January 1, 2009. As of September 30, 2009, the adoption of this standard did not have an impact on the Company’s financial statements.

FASB ASC Topic 810, Consolidation (“ASC Topic 810”). New authoritative accounting guidance under ASC Topic 810 amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

FASB ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”). New authoritative accounting guidance under ASC Topic 815 amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 became effective on January 1, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). New authoritative accounting guidance under ASC Topic 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company’s adoption of the new authoritative accounting guidance under ASC Topic 820 during the second quarter of 2009 did not significantly impact the Company’s financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The new authoritative accounting guidance under ASC Topic 820 will be effective for the Company’s financial statements beginning October 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

FASB ASC Topic 825, Financial Instruments (“ASC Topic 825”). New authoritative accounting guidance under ASC Topic 825 requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The interim disclosures required under Topic 825 are included in Note 12- “Fair Value”.

FASB ASC Topic 855, Subsequent Events (“ASC Topic 855”). New authoritative accounting guidance under ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company’s financial statements.

FASB ASC Topic 860, Transfers and Servicing, (“ASC Topic 860”). New authoritative accounting guidance under ASC Topic 860 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

4. Securities

Available-for-Sale Securities

The following summarizes available-for-sale securities held by the Company:

		Available-for-Sale Securities

September 30, 2009 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities	$1,996	$85	$0	$2,081
Obligations of U.S. Government sponsored enterprises	264,494	4,172	106	268,560

Obligations of states and political subdivisions	63,313	2,908	5	66,216

Mortgage-backed securities – residential	472,534	19,129	2,217	489,446
U.S. corporate debt securities	5,033	96	0	5,129

Total debt securities	807,370	26,390	2,328	831,432
Equity securities	21,273	0	0	21,273

Total available-for-sale securities	$828,643	$26,390	$2,328	$852,705

		Available-for-Sale Securities

December 31, 2008 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities	$3,102	$161	$0	$3,263
Obligations of U.S. Government sponsored enterprises	191,435	4,913	86	196,262
Obligations of states and political subdivisions	63,158	721	325	63,554
Mortgage-backed securities – residential	465,612	11,323	2,964	473,971
U.S. corporate debt securities	2,500	0	0	2,500

Total debt securities	725,807	17,118	3,375	739,550
Equity securities	24,643	0	0	24,643

Total available-for-sale securities	$750,450	$17,118	$3,375	$764,193

Included in available-for-sale equity securities are non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock and non-marketable Federal Reserve Bank (“FRB”) stock, both of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock and FRB stock totaled $18.2 million and $1.9 million at September 30, 2009, respectively, and $21.0 million and $1.9 million at December 31, 2008, respectively. These securities are carried at par, which is also cost. While some Federal Home Loan Banks have stopped paying dividends and repurchasing stock upon reductions in debt levels, the FHLBNY continues to pay dividends and repurchase its stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY stock. Equity securities also include miscellaneous investments carried at fair value, which approximates cost.

Substantially all of the above mortgage-backed securities are residential direct pass through securities or collateralized mortgage obligations issued or backed by Federal sponsored enterprises. Available-for-sale mortgage-backed securities also include non-agency issue mortgage-backed securities, which totaled $13.6 million (amortized cost) at September 30, 2009, and $17.3 million (amortized cost) at December 31, 2008.

Held-to-Maturity Securities

The following summarizes held-to-maturity securities held by the Company:

		Held-to-Maturity Securities

September 30, 2009 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of states and political subdivisions	$42,806	$1,820	$48	$44,578

Total held-to-maturity debt securities	$42,806	$1,820	$48	$44,578

		Held-to-Maturity Securities

December 31, 2008 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of states and political subdivisions	$54,453	$829	$218	$55,064

Total held-to-maturity debt securities	$54,453	$829	$218	$55,064

Realized gains on available-for-sale securities were $104,000 in the third quarter of 2009, and $20,000 in the third quarter of 2008; realized losses on available-for-sale securities were $0 in the third quarter of 2009, and $2,000 in the third quarter of 2008.

Realized gains on available-for-sale securities were $130,000 in the first nine months of 2009, and $493,000 in first nine months of 2008; realized losses on available-for-sale securities were $0 in the first nine months of 2009, and $69,000 in the first nine months of 2008.

The following table summarizes available-for-sale and held-to-maturity securities that had unrealized losses at September 30, 2009:

	Less than 12 Months		12 Months or Longer		Total

(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. Government sponsored enterprises	$21,121	$106	$0	$0	$21,121	$106
Obligations of states and political subdivisions	1,394	45	322	8	1,716	53
Mortgage-backed securities – residential	2,634	524	12,570	1,693	15,204	2,217

Total securities	$25,149	$675	$12,892	$1,701	$38,041	$2,376

The following table summarizes available-for-sale and held-to-maturity securities that had unrealized losses at December 31, 2008:

	Less than 12 Months		12 Months or Longer		Total

(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. Government sponsored enterprises	$7,267	$86	$0	$0	$7,267	$86
Obligations of states and political subdivisions	32,222	509	$431	$34	$32,653	$543
Mortgage-backed securities – residential	22,801	2,683	10,010	281	32,811	2,964

Total securities	$62,290	$3,278	$10,441	$315	$72,731	$3,593

The gross unrealized losses reported for mortgage-backed securities-residential relate to investment securities issued by U.S. government sponsored enterprises such as Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, U.S. government agencies such as Government National Mortgage Association, and non-agencies. Total gross unrealized losses were primarily attributable to changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

The Company does not intend to sell the investment securities that are in an unrealized loss position and it is not more-likely-than not that the Company will be required to sell the investment securities, before recovery of their amortized cost basis, which may be at maturity. Accordingly, as of September 30, 2009, and December 31, 2008, management believes the unrealized losses detailed in the tables above are not other-than-temporary.

Other-Than-Temporary Impairment

On a quarterly basis, the Company performs an assessment to determine whether there have been any events or economic circumstances indicating that a security with an unrealized loss has suffered other-than-temporary impairment. A debt security is considered impaired if the fair value is less than its amortized cost basis at the reporting date. If impaired, the Company then assesses whether the unrealized loss is other-than-temporary. An unrealized loss on a debt security is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. As a result, the credit loss component of an other-than-temporary impairment write-down for debt securities is recorded in earnings while the remaining portion of the impairment loss is recognized, net of tax, in other comprehensive income provided that the Company does not intend to sell the underlying debt security and it is more-likely-than not that the Company would not have to sell the debt security prior to recovery.

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

During the third quarter of 2009, the Company determined that three private label mortgage backed securities were other-than-temporarily impaired based on our analysis of the above factors for these three securities. As a result, the Company recorded other-than-temporary impairment charges of $2.0 million in the third quarter of 2009 on these investments. The credit loss component of $146,000 was recorded as net other-than-temporary impairment losses in the accompanying consolidated statements of income, while the remaining non-credit portion of the impairment loss was recognized in other comprehensive income (loss) in the accompanying consolidated statements of condition and changes in shareholders’ equity. A continuation or worsening of current economic conditions may result in additional other-than-temporary impairment losses related to these investments.

The following table summarizes the roll-forward of credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment is recognized in other comprehensive income:

(in thousands)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Credit losses at beginning of the period	$0	$0
Credit losses related to securities for which an other-than-temporary impairment was not previously recognized	146	146

Ending balance of credit losses on debt securities held for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$146	$146

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

September 30, 2009 (in thousands)	Amortized Cost	Fair Value

Available-for-sale securities:
Due in one year or less	$11,749	$11,937
Due after one year through five years	80,417	82,584
Due after five years through ten years	232,726	237,220
Due after ten years	9,944	10,245

Total	334,836	341,986

Mortgage-backed securities	472,534	489,446

Total available-for-sale debt securities	$807,370	$831,432

December 31, 2008 (in thousands)	Amortized Cost	Fair Value

Available-for-sale securities:
Due in one year or less	$16,640	$16,742
Due after one year through five years	70,769	71,999
Due after five years through ten years	159,268	163,137
Due after ten years	13,518	13,701

Total	260,195	265,579

Mortgage-backed securities	465,612	473,971

Total available-for-sale debt securities	$725,807	$739,550

September 30, 2009 (in thousands)	Amortized Cost	Fair Value

Held-to-maturity securities:
Due in one year or less	$13,668	$13,827
Due after one year through five years	20,032	21,116
Due after five years through ten years	7,414	7,883
Due after ten years	1,692	1,752

Total held-to-maturity debt securities	$42,806	$44,578

December 31, 2008 (in thousands)	Amortized Cost	Fair Value

Held-to-maturity securities:
Due in one year or less	$20,474	$20,528
Due after one year through five years	21,608	22,089
Due after five years through ten years	10,389	10,552
Due after ten years	1,982	1,895

Total held-to-maturity debt securities	$54,453	$55,064

Trading Securities

The following summarizes trading securities, at estimated fair value, as of:

(in thousands)	September 30, 2009	December 31, 2008

Obligations of U.S. Government sponsored enterprises	$18,584	$18,370
Mortgage-backed securities – Residential	14,779	19,731

Total	$33,363	$38,101

The net gain (loss) on trading account securities, which reflects mark-to-market adjustments, totaled $256,000 and $354,000 during the three and nine months ended September 30, 2009 and $204,000 and $(172,000) during the three and nine months ended September 30, 2008.

5. Trust Preferred Debentures

During the second quarter of 2009, the Company issued $18.6 million aggregate liquidation amount of 7.0% cumulative trust preferred securities (the “Trust Preferred Securities”), through a newly-formed subsidiary, Tompkins Capital Trust I, a wholly-owned Delaware statutory trust (“Tompkins Capital Trust I”). The Trust Preferred Securities were offered and sold in reliance upon the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The proceeds from the issuance of the Trust Preferred Securities, together with the Company’s capital contribution of $574,000 to the trust, were used to acquire the Company’s Subordinated Debentures that are due concurrently with the Trust Preferred Securities. The net proceeds of the offering are being used to support business growth and for general corporate purposes.

The Trust Preferred Securities and the Company’s debentures have a 30 year maturity, and carry a fixed rate of interest of 7.0%. The Trust Preferred Securities have a liquidation amount of $1,000 per security. The Company has retained the right to redeem the Trust Preferred Securities at par (plus accrued but unpaid interest) at a date which is no earlier than 5 years from the date of issuance. Commencing in 2019, and during specified annual windows thereafter, holders may convert the Trust Preferred Securities into shares of the Company’s common stock at a conversion price equal to the greater of (i) $41.35, or (ii) the average closing price of the Company’s common stock during the first three months of the year in which the conversion will be completed.

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

6. Earnings Per Share

The Company follows the provisions of FASB ASC Topic 260, Earnings Per Share (“EPS”). A computation of Basic EPS and Diluted EPS for the three- and nine-month periods ending September 30, 2009, and 2008 is presented in the table below.

Three months ended September 30, 2009 (in thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS:
Net income attributable to Tompkins Financial Corporation	$8,460	9,721,544	$0.87

Effect of potentially dilutive common shares:		63,342

Diluted EPS:
Net income attributable to Tompkins Financial Corporation plus assumed conversions	$8,460	9,784,886	$0.86

The effect of dilutive securities calculation for the three-month period ended September 30, 2009, excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 674,399 shares of common stock because they are anti-dilutive.

Three months ended September 30, 2008 (in thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS:
Net income attributable to Tompkins Financial Corporation	$7,933	9,668,256	$0.82

Effect of potentially dilutive common shares:		83,994

Diluted EPS:
Net income attributable to Tompkins Financial Corporation plus assumed conversions	$7,933	9,752,250	$0.81

The effect of dilutive securities calculation for the three month period ended September 30, 2008, excludes stock options covering 486,140 shares of common stock because they are anti-dilutive.

Nine months ended September 30, 2009 (In thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS:
Net income attributable to Tompkins Financial Corporation	$23,616	9,710,713	$2.43

Effect of potentially dilutive common shares:		72,413

Diluted EPS:
Net income attributable to Tompkins Financial Corporation plus assumed conversions	$23,616	9,783,126	$2.41

The effect of dilutive securities calculation for the nine-month period ended September 30, 2009, excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 541,529 shares of common stock because they are anti-dilutive.

Nine months ended September 30, 2008 (In thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS:
Net income attributable to Tompkins Financial Corporation	$22,560	9,640,651	$2.34

Effect of potentially dilutive common shares:		91,688

Diluted EPS:
Net income attributable to Tompkins Financial Corporation plus assumed conversions	$22,560	9,732,339	$2.32

The effect of dilutive securities calculation for the nine-month period ended September 30, 2008, excludes stock options of 489,078 because they are anti-dilutive.

7. Comprehensive Income

	Three months ended		Nine months ended
(In thousands)	09/30/2009	09/30/2008	09/30/2009	09/30/2008

Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$8,493	$8,050	$23,714	$22,824

Other comprehensive income (loss), net of tax:

Unrealized (losses) gains on available-for-sale securities:
Net unrealized holding loss on available-for-sale securities arising during the period.	7,791	4,231	7,391	(1,044)
Memo: Pre-tax net unrealized holding loss	12,985	7,051	12,318	(1,739)

Reclassification adjustment for net realized gain on sale of available-for-sale securities	(62)	(11)	(78)	(254)
Memo: Pre-tax net realized gain	(104)	(18)	(130)	(424)

Other-than-temporary impairment on available-for-sale securities (includes $2.0 million of gross OTTI losses less $146,000 of gross losses recognized in income)	(1,122)	0	(1,122)	0
Memo: Pre-tax unrealized loss	(1,870)	0	(1,870)	0

Employee benefit plans:
Amortization of actuarial losses, prior service cost, and transition obligation	251	103	752	309
Memo: Pre-tax amounts	418	172	1,253	515

Other comprehensive (loss) income	6,858	4,323	6,943	(989)
Less: Other comprehensive income attributable to noncontrolling interest	(33)	(117)	(98)	(264)

Total comprehensive income attributable to Tompkins Financial Corporation	$15,318	$12,256	$30,559	$21,571

8. Employee Benefit Plans

The following table sets forth the amount of the net periodic benefit cost recognized by the Company for the Company’s pension plan, post-retirement plan (Life and Health), and supplemental employee retirement plans (“SERP”) including the following components: service cost; interest cost; expected return on plan assets for the period; amortization of the unrecognized transitional obligation or transition asset; and the amounts of recognized gains and losses, prior service cost recognized, and gain or loss recognized due to settlement or curtailment.

Components of Net Period Benefit Cost

	Pension Benefits Three months ended		Life and Health Three months ended		SERP Benefits Three months ended
(In thousands)	09/30/2009	09/30/2008	09/30/2009	09/30/2008	09/30/2009	09/30/2008

Service cost	$544	$477	$24	$33	$41	$42
Interest cost	603	562	93	87	140	129
Expected return on plan assets for the period	(659)	(819)	0	0	0	0
Amortization of transition liability	0	0	17	17	0	0
Amortization of prior service cost	(26)	(26)	4	4	25	25
Amortization of net loss	375	136	0	0	22	15

Net periodic benefit cost	$837	$330	$138	$141	$228	$211

	Pension Benefits Nine months ended		Life and Health Nine months ended		SERP Benefits Nine months ended
(In thousands)	09/30/2009	09/30/2008	09/30/2009	09/30/2008	09/30/2009	09/30/2008

Service cost	$1,633	$1,431	$73	$100	$123	$126
Interest cost	1,808	1,687	279	260	420	387
Expected return on plan assets for the period	(1,978)	(2,458)	0	0	0	0
Amortization of transition liability	0	0	50	50	0	0
Amortization of prior service cost	(78)	(78)	12	12	75	76
Amortization of net loss	1,126	409	0	0	68	46

Net periodic benefit cost	$2,511	$991	$414	$422	$686	$635

The Company realized approximately $752,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive loss, for the nine months ended September 30, 2009.

As discussed in its 2008 Annual Report on Form 10-K, the Company is not required to contribute to the pension plan in 2009, but it may make voluntary contributions. The Company did not contribute to the pension plan in the first nine months of 2009.

9. Stock Plans

Under Tompkins Financial Corporation 2009 Equity Plan (“2009 Equity Plan”), the Company may grant incentive stock options, stock appreciation rights, shares of restricted stock and restricted stock units covering up to 820,000 common shares to certain officers, employees, and nonemployee directors. Prior to the adoption of the 2009 Equity Plan, the Company had similar stock option plans, which remain in effect solely with respect to unexercised options issued under these plans. The Company granted 213,700 equity awards to its employees in the third quarter of 2009. The third quarter 2009 awards included 12,900 of restricted stock and 200,800 of stock appreciation rights. The Company granted 2,000 incentive stock options in 2008 and 296,250 incentive stock options in 2007. The Company’s practice is to issue original issue shares of its common stock upon exercise of equity awards rather than treasury shares.

The Company uses the Black-Scholes option-valuation model to determine the fair value of each incentive stock options and stock appreciation rights at the date of grant. This valuation model estimates fair value based on the assumptions listed in the table below. The risk-free interest rate is the interest rate available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the share option at the time of grant. The expected dividend yield is based on dividend trends and the market price of the Company’s stock price at grant. Volatility is largely based on historical volatility of the Company’s stock price. Expected term is based upon historical experience of employee exercises and terminations as well as the vesting term of the grants.

	2009	2008	2007

Weighted per share average fair value at grant date	$14.44	$14.80	$11.19
Risk-free interest rate	2.90%	3.69%	3.55%
Expected dividend yield	3.13%	2.57%	3.12%
Volatility	40.03%	33.00%	32.97%
Expected life (years)	6.50	6.50	6.50

The Company granted 12,900 restricted stock awards during the third quarter of 2009, with a grant date fair value of $45.88, which was the closing price of the Company’s common stock on the grant date.

For the three and nine months ended September 30, 2009, stock-based compensation expense was $193,000 and $628,000 compared to $225,000 and $683,000 for the same periods in 2008.

10. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of September 30, 2009, the Company’s maximum potential obligation under standby letters of credit was $52.8 million. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

11. Segment and Related Information

The Company manages its operations through two business segments: banking and financial services. Financial services activities consist of the results of the Company’s trust, financial planning and wealth management, broker-dealer services and and risk management operations. All other activities, including holding company activities, are considered banking. The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the services provided. Intercompany items relate primarily to the use of human resources, information systems, accounting and marketing services provided by any of the Banks and the holding company. All other accounting policies are the same as those described in the summary of significant accounting policies in the 2008 Annual Report on Form 10-K.

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the Company’s consolidated results is shown in the following table. Investment in subsidiaries is netted out of the presentations below. The “Intercompany” column identifies the intercompany activities of revenues, expenses and other assets between the banking and financial services segments.

	As of and for the three months ended September 30, 2009

(in thousands)	Banking	Financial Services	Intercompany	Consolidated

Interest income	$36,504	$62	$(8)	$36,558
Interest expense	9,785	1	(8)	9,778

Net interest income	26,719	61	0	26,780

Provision for loan and lease losses	2,127	0	0	2,127
Noninterest income	5,334	6,474	(208)	11,600
Noninterest expense	18,818	5,113	(208)	23,723

Income before income tax expense	11,108	1,422	0	12,530

Income tax expense	3,508	529	0	4,037

Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	7,600	893	0	8,493

Less: Net income attributable to noncontrolling interest	33	0	0	33

Net Income attributable to Tompkins Financial Corporation	$7,567	$893	$0	$8,460

Depreciation and amortization	$1,027	$138	$0	$1,165
Assets	3,063,338	29,579	(4,878)	3,088,039
Goodwill	23,600	17,929	0	41,529
Other intangibles	3,385	1,678	0	5,063
Loans, net	1,859,521	0	0	1,859,521
Deposits	2,401,910	0	(4,479)	2,397,431
Total equity	217,996	23,651	0	241,647

	As of and for the three months ended September 30, 2008

(in thousands)	Banking	Financial Services	Intercompany	Consolidated

Interest income	$36,157	$56	$(13)	$36,200
Interest expense	12,173	2	(13)	12,162

Net interest income	23,984	54	0	24,038

Provision for loan and lease losses	1,515	0	0	1,515
Noninterest income	5,055	6,520	(133)	11,442
Noninterest expense	17,585	4,738	(133)	22,190

Income before income tax expense	9,939	1,836	0	11,775

Income tax expense	3,053	672	0	3,725

Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	6,886	1,164	0	8,050

Less: Net income attributable to noncontrolling interest	117	0	0	117

Net Income attributable to Tompkins Financial Corporation	$6,769	$1,164	$0	$7,933

Depreciation and amortization	$1,089	$57	$0	$1,146
Assets	2,696,078	32,806	(3,870)	2,725,014
Goodwill	23,665	17,898	0	41,563
Other intangibles	3,381	1,963	0	5,344
Loans, net	1,701,072	0	0	1,701,072
Deposits	2,098,242	0	(3,595)	2,094,647
Total equity	190,967	27,739	0	218,706

	For the nine months ended September 30, 2009

(in thousands)	Banking	Financial Services	Intercompany	Consolidated

Interest income	$109,200	$189	$(22)	$109,367
Interest expense	30,247	3	(22)	30,228

Net interest income	78,953	186	0	79,139

Provision for loan and lease losses	6,530	0	0	6,530
Noninterest income	15,332	19,235	(496)	34,071
Noninterest expense	56,873	15,310	(496)	71,687

Income before income tax expense	30,882	4,111	0	34,993

Income tax expense	9,795	1,484	0	11,279

Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	21,087	2,627	0	23,714

Less: Net income attributable to noncontrolling interest	98	0	0	98

Net Income attributable to Tompkins Financial Corporation	$20,989	$2,627	$0	$23,616

Depreciation and amortization	$3,180	$396	$0	$3,576

	For the nine months ended September 30, 2008

(in thousands)	Banking	Financial Services	Intercompany	Consolidated

Interest income	$104,154	$173	$(42)	$104,285
Interest expense	38,699	6	(42)	38,663

Net interest income	65,455	167	0	65,622

Provision for loan and lease losses	3,323	0	0	3,323
Noninterest income	16,644	19,488	(463)	35,669
Noninterest expense	49,970	14,821	(463)	64,328

Income before income tax expense	28,806	4,834	0	33,640

Income tax expense	9,073	1,743	0	10,816

Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	19,733	3,091	0	22,824

Less: Net income attributable to noncontrolling interest	264	0	0	264

Net Income attributable to Tompkins Financial Corporation	$19,469	$3,091	$0	$22,560

Depreciation and amortization	$3,369	$176	$0	$3,545

12. Fair Value

FASB ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FASB ASC Topic 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The three levels of the fair value hierarchy under FASB ASC Topic 820 are:

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2009, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements September 30, 2009

(In thousands)	Fair Value 09/30/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Trading securities
Obligations of U.S. Government sponsored enterprises	$18,584	$18,584	$0	$0
Mortgage-backed securities – Residential	14,779	14,779	0	0

Available-for-sale securities
U.S. Treasury securities	2,081	2,081	0	0
Obligations of U.S. Government Sponsored enterprises	268,560	0	268,560	0
Obligations of states and political subdivisions	66,216	0	66,216	0
Mortgage-backed securities – Residential	489,446	0	489,446	0
U.S. corporate debt securities	5,129	0	5,129	0
Equity securities	21,273	0	20,109	1,164

Borrowings	27,588	0	27,588	0

The change in the fair value of the $1.2 million of available-for-sale securities valued using significant unobservable inputs (Level 3), between January 1, 2009 and September 30, 2009 was immaterial. These securities are generally carried at cost and reviewed quarterly to determine if there are any events or changes in circumstances that may have a significant adverse affect on the fair value.

The Company determines fair value for its trading securities using independently quoted market prices. The Company determines fair value for its available-for-sale securities using an independent bond pricing service for identical assets or very similar securities. The pricing service uses a variety of techniques to determine fair value, including market maker bids, quotes and pricing models. Inputs to the model include recent trades, benchmark interest rates, spreads, and actual and projected cash flows. Based on the inputs used by our independent pricing services, we identify the appropriate level within the fair value hierarchy to report these fair values.

Fair values of borrowings are estimated using Level 2 inputs based upon observable market data. The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party. The Company’s potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLB borrowings for the nine months ended September 30, 2009.

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent impaired loans, other real estate owned, goodwill and other intangible assets. During the third quarter of 2009, certain collateral dependent impaired loans were remeasured and reported at fair value through a specific valuation allowance for loan and lease losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based upon observable market data or Level 3 inputs based upon customized discounting criteria.

Non-Recurring Fair Value Measurements September 30, 2009

(In thousands)	Fair Value 09/30/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Collateral dependent impaired loans	$11,995	$—	$11,995	$—
Other real estate owned	440	—	440	—

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008. The carrying amounts shown in the table are included in the consolidated statements of condition under the indicated captions.

Estimated Fair Value of Financial Instruments	September 30, 2009		December 31, 2008

( in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:

Cash and cash equivalents	$139,749	$139,749	$52,249	$52,249
Securities – trading	33,363	33,363	38,101	38,101
Securities – available-for-sale	852,705	852,705	764,193	764,193
Securities – held-to-maturity	42,806	44,578	54,453	55,064
Loans and leases, net [1]	1,858,845	1,875,843	1,798,714	1,860,322
Loans held for sale	676	680	145	147
Accrued interest receivable	12,480	12,480	13,336	13,336

Financial Liabilities:
Time deposits	$797,214	$797,996	$703,107	$705,813
Other deposits	1,600,217	1,600,217	1,430,900	1,430,900
Securities sold under agreements to repurchase	176,173	192,809	180,134	190,596
Securities sold under agreements to repurchase (valued at fair value)	15,926	15,926	16,170	16,170
Other borrowings	183,133	192,941	262,612	280,154
Other borrowings (valued at fair value)	11,662	11,662	12,179	12,179
Trust preferred debentures	23,018	23,993	3,888	3,859
Accrued interest payable	2,363	2,363	3,260	3,260

1 Lease receivables are included in the estimated fair value amounts at their carrying value, according to ASC Topic 825.

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

CASH AND CASH EQUIVALENTS: The carrying amounts reported in the Consolidated Statements of Condition for cash, noninterest-bearing deposits, money market funds, and Federal funds sold approximate the fair value of those assets.

SECURITIES: Fair values for U.S. Treasury securities are based on quoted market prices. Fair values for obligations of U.S. government sponsored enterprises, mortgage-backed securities-residential, obligations of states and political subdivisions, and U.S. corporate debt securities are based on quoted market prices, where available, as provided by third party pricing vendors. If quoted market prices were not available, fair values are based on quoted market prices of comparable instruments in active markets and/or based upon matrix pricing methodology, which uses comprehensive interest rate tables to determine market price, movement and yield relationships. The carrying amount of FHLB and FRB stock approximates fair value. If the stock is redeemed, the Company will receive an amount equal to the par value of the stock. For miscellaneous equity securities, carrying value is cost. These securities are reviewed periodically to determine if there are any events or changes in circumstances that would adversely affect their value.

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

ACCRUED INTEREST RECEIVABLE AND ACCRUED INTEREST PAYABLE: The carrying amount of these short term instruments approximate fair value.

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

BUSINESS

Tompkins Financial Corporation (“Tompkins” or the “Company”) is a registered financial holding company incorporated in 1995 under the laws of the State of New York and its common stock is listed on the NYSE-Amex (Symbol: TMP). Tompkins is headquartered at The Commons, Ithaca, New York. Tompkins is the corporate parent of three community banks: Tompkins Trust Company (“Trust Company”), The Bank of Castile and The Mahopac National Bank; an insurance agency, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”); and a fee-based financial planning and wealth management firm, AM&M Financial Services, Inc. (“AM&M”). Unless the context otherwise requires, the term “Company” refers collectively to Tompkins Financial Corporation and its subsidiaries.

The Company operates in two business segments, banking and financial services. Financial services activities include the results of the Company’s trust, financial planning, wealth management and broker-dealer services, risk management, and insurance agency operations. All other activities are considered banking. Information about the Company’s business segments is included in Note 11- “Segment and Related Information,” in the Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I of this Quarterly Report on Form 10-Q.

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

The Company provides property and casualty insurance services through Tompkins Insurance and life, long-term care and disability insurance through AM&M. Tompkins Insurance is headquartered in Batavia, New York, and offers property and casualty insurance to individuals and businesses primarily in Western New York. Over the past several years, Tompkins Insurance has acquired smaller insurance agencies in the market areas serviced by the Company’s banking subsidiaries. Tompkins Insurance offers services to customers of the Company’s banking subsidiaries by sharing offices with The Bank of Castile and Trust Company. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York, and two stand-alone offices in Tompkins County, New York.

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

Other external factors affecting the Company’s operating results are market rates of interest, the condition of financial markets, and both national and regional economic conditions. Economic conditions continue to be weak in the Company’s market areas, as evidenced by higher unemployment rates and a slowdown in real estate sales. Unemployment rates for the third quarter of 2009 in the Company’s markets are up significantly over the third quarter of 2008, but remain below state and national averages. During the third quarter of 2009, the Company experienced some deterioration in asset quality measures; however, asset quality measures continue to compare favorably to peer ratios. A continuation or worsening of the current economic situation may result in further declines in asset quality measures and increases in loan losses. Refer to the section captioned “Financial Condition- Allowance for Loan and Lease Losses and Nonperforming Assets” below for further details on asset quality.

During the second quarter of 2009, Tompkins issued $18.6 million aggregate liquidation amount of 7.0% cumulative trust preferred securities (the “Trust Preferred Securities”), through a newly-formed subsidiary, Tompkins Capital Trust I, a wholly-owned Delaware statutory trust (“Tompkins Capital Trust I”). The Trust Preferred Securities were offered and sold in reliance upon the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The proceeds from the issuance of the Trust Preferred Securities, together with Tompkins’ capital contribution to the trust, were used to acquire Tompkins’ Subordinated Debentures that are due concurrently with the Trust Preferred Securities. The net proceeds of the offering are being used to support business growth and for general corporate purposes. For further discussion of the Trust Preferred Securities, see “Financial Condition-Capital” below.

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2009. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and the Unaudited Condensed Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

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

Management considers accounting estimates to be critical to reported financial results if (i) the accounting estimates require management to makes assumptions about matters that are highly uncertain, and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company’s financial statements. Management considers the accounting policies relating to the allowance for loan and lease losses (“allowance”), pension and postretirement benefits and the review of the securities portfolio for other-than-temporary impairment to be critical accounting policies because of the uncertainty and subjectivity involved in these policies and the material effect that estimates related to these areas can have on the Company’s results of operations.

For additional information on critical accounting policies and to gain a greater understanding of how the Company’s financial performance is reported, refer to Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financials Statements to the Company’s Audited Consolidated Financial Statements, and the section captioned “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2008. Refer to Note 3 – “Accounting Pronouncements” in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for a discussion of recent accounting guidelines.

In this Report there are comparisons of the Company’s performance to that of a peer group. Unless otherwise stated, this peer group is comprised of the group of 300 domestic bank holding companies with $1 billion to $3 billion in total consolidated assets as identified in the FRB’s “Bank Holding Company Performance Report” for June 30, 2009 (the most recent report available).

OVERVIEW

Net income for the third quarter of 2009 was $8.5 million, an increase of 6.6% over $7.9 million for the third quarter of 2008. Diluted earnings per share of $0.86 for the third quarter of 2009 were up 6.2% over $0.81 for the third quarter of 2008. For the year to date period, net income was $23.6 million or $2.41 per diluted share in 2009, up from $22.6 million or $2.32 per diluted share in 2008. Diluted per share results for the first nine months of 2009 reflect an increase of 3.9% over the same period in 2008. For the year-to-date period, the growth rates over prior period were impacted by special events in the second quarter of 2009 and the first quarter of 2008. The second quarter of 2009 included a $1.4 million expense ($0.09 per diluted share) related to the FDIC’s special deposit insurance assessment, while the first quarter of 2008 included nonrecurring pre-tax income of $1.6 million ($0.10 per diluted share) related to the Visa, Inc. initial public offering (the “Visa IPO”). Additionally, growth in average assets and average liabilities and growth in certain revenue and expense categories were impacted by the May 2008 acquisition of Sleepy Hollow Bancorp, Inc. (“Sleepy Hollow”).

Return on average assets (“ROA”) for the quarter ended September 30, 2009 was 1.12% compared to 1.17% for the quarter ended September 30, 2008. Return on average shareholders’ equity (“ROE”) for the third quarter of 2009 was 14.37%, compared to 15.10% for the same period in 2008. For the nine month period ended September 30, 2009, ROA was 1.06%, compared to 1.17% for the same period in 2008. ROE for the nine months ended September 30, 2009, was 13.79%, compared to 14.39% for the same period in 2008. As of June 30, 2009, the Company ranked in the 84th percentile for ROA and the 93rd percentile for ROE of its peer group.

Total revenues, consisting of net interest income and noninterest income, were $38.4 million in the third quarter of 2009 and $113.2 million for the first nine months of 2009, up 8.2% and 11.8% over the comparable periods in 2008. Both periods benefited from growth in net interest income. The Company’s fee-based businesses continue to be impacted by weaknesses in the economy and financial markets, which has affected noninterest income levels compared to prior years.

The provision for loan and lease losses totaled $2.1 million and $6.5 million, respectively, in the third quarter and year to date period of 2009, compared to $1.5 million and $3.3 million for the same periods in 2008. An increase in net charge-offs, and nonperforming loans combined with weak general economic conditions all contributed to the higher provision expense.

Noninterest expenses were up 6.9% for the third quarter of 2009 and 11.4% for the first nine months of 2009 over the same periods in 2008. A large contributor to the increase in 2009 over the prior year was the increase in FDIC deposit insurance assessments as a result of higher deposit premiums in 2009, and a special deposit insurance assessment of $1.4 million in the second quarter of 2009. In addition, salaries and benefit related expenses, and occupancy expenses were up over the prior year.

Segment Reporting

The Company operates in two business segments, banking and financial services. Financial services activities consist of the results of the Company’s trust, financial planning and wealth management, broker-dealer services, and risk management operations. All other activities are considered banking.

Banking Segment

The banking segment reported net income of $7.6 million for the third quarter of 2009, up $798,000 or 11.8% from net income of $6.8 million in 2008. For the year to date period, net income was $21.0 million, an increase of $1.5 million or 7.8% over the same period in 2008. The increase in net income in both the quarter and year to date period in 2009 over the same periods in the prior year was mainly the result of an increase in net interest income due to an improved net interest margin and growth in average earning assets as discussed in more detail below under “Net Interest Income”. The Company’s net interest margin has benefited from disciplined deposit pricing, which has resulted in funding costs decreasing more rapidly than asset yields. For the year-to-date period, the growth rate over the prior year period was impacted by special events in the second quarter of 2009 and the first quarter of 2008. The second quarter of 2009 included a $1.4 million expense related to the FDIC’s special deposit assessment, while the first quarter of 2008 included nonrecurring pre-tax income of $1.6 million related to the Visa IPO. Year-over-year comparisons are also impacted by the acquisition of Sleepy Hollow in May 2008, which added $269.1 million of total assets and five staffed branch offices.

Net interest income for the three and nine months ended September 30, 2009, was up $2.7 million or 11.4%, and $13.5 million or 20.6%, respectively, over the same periods in 2008, driven by growth in average earning assets and a decrease in funding costs.

The provision for loan and lease losses for the three and nine months ended September 30, 2009, was $2.1 million and $6.5 million, compared to $1.5 million and $3.3 million for the same periods in 2008. An increase in net charge-offs and nonperforming assets, combined with weak general economic conditions all contributed to the higher provision expense.

Noninterest income for the three and nine months ended September 30, 2009, was up $279,000 or 5.5%, and down $1.3 million or 7.9%, respectively, over the same periods in 2008. The increase in the third quarter 2009 over the third quarter 2008 was mainly a result of increased card services income; gains on the sales of residential loans; net mark-to-market gains on trading securities and borrowings held at fair value, driven by favorable interest rate movements; and gains on the sales of available-for-sale securities. For the year-to-date period 2009, favorable variances compared to the same period prior year in gains on sales of residential loans and net mark-to-market gains on trading securities and liabilities held at fair value were more than offset by lower service charges on deposit accounts, mainly overdraft fees, lower earnings on corporate-owned life insurance, lower loan related fees, and a net other-than-temporary impairment loss. In addition, noninterest income for the first nine months of 2008 included $1.6 million of nonrecurring income related to the Visa IPO.

Noninterest expenses for the three and nine months ended September 30, 2009, were up $1.2 million or 7.0% and $6.9 million or 13.8%, respectively, over the same periods in 2008. The increase was mainly in FDIC insurance expense, salaries and other benefit related accruals, and occupancy expense. The increase in FDIC insurance expense was primarily due to higher FDIC deposit insurance assessments in 2009 over 2008, and a special deposit insurance assessment of $1.4 million in the second quarter of 2009.

Financial Services Segment

The financial services segment had net income of $893,000 in the third quarter of 2009, a decrease of $271,000 or 23.3% from net income of $1.2 million in the same quarter of the prior year. For the year to date period, net income was $2.6 million, a decrease of $464,000, or 15.0% over the same period in 2008. Noninterest income for the three and nine months ended September 30, 2008, was down $46,000 or 0.7% and $253,000, or 1.3%, respectively, over the same periods in 2008. The decrease in noninterest income was mainly a result of lower investment services fees. Investment services fees are largely based on the market value of assets within each account. Volatility in the equity and bond markets resulted in a decrease in the market value of assets and related investment fees. Noninterest expenses for the three and nine months ended September 30, 2009, were up $375,000 or 7.9% and $489,000 or 3.3%, respectively, over the same periods in the prior year. The increase was mainly in salary and wages, reflecting annual merit increases and other incentive compensation accruals, and other operating expenses.

Average Consolidated Balance Sheet and Net Interest Analysis

	Quarter Ended September 30, 2009			Year to Date Period Ended September 30, 2009			Year to Date Period Ended September 30, 2008
(Dollar amounts in thousands)	Average Balance (QTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$11,181	$3	0.11%	$9,730	$15	0.21%	$6,876	$124	2.41%
Money market funds	$24,572	$7	0.11%	$19,447	$35	0.24%	$11,073	$224	2.70%
Securities (1)
U.S. Government Securities	702,606	7,757	4.38%	700,549	23,605	4.51%	603,517	21,467	4.75%
Trading Securities	34,131	342	3.98%	35,851	1,049	3.91%	45,112	1,517	4.49%
State and municipal (2)	106,664	1,611	5.99%	112,657	5,111	6.07%	108,154	4,886	6.03%
Other Securities (2)	40,880	540	5.24%	41,470	1,413	4.56%	39,226	1,842	6.27%

Total securities	884,281	10,250	4.60%	890,527	31,178	4.68%	796,009	29,712	4.99%
Federal Funds Sold	5,509	2	0.14%	7,642	10	0.17%	7,003	115	2.19%
Loans, net of unearned income (3)
Real Estate	1,291,725	18,865	5.79%	1,273,356	56,447	5.93%	1,051,557	49,110	6.24%
Commercial Loans (2)	474,795	6,423	5.37%	460,777	18,756	5.44%	416,496	22,057	7.07%
Consumer Loans	87,348	1,532	6.96%	87,239	4,525	6.93%	81,661	4,342	7.10%
Direct Lease Financing	12,908	192	5.90%	13,269	602	6.07%	14,471	631	5.82%

Total loans, net of unearned income	1,866,776	27,012	5.74%	1,834,641	80,330	5.85%	1,564,185	76,140	6.50%

Total interest-earning assets	2,792,319	37,274	5.30%	2,761,987	111,568	5.40%	2,385,146	106,315	5.95%

Other assets	207,642			205,370			187,394

Total assets	2,999,961			2,967,357			2,572,540

LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	1,103,365	2,059	0.74%	1,106,931	6,632	0.80%	889,022	9,993	1.50%
Time Dep > $100,000	317,366	1,352	1.69%	295,104	4,156	1.88%	280,406	7,155	3.41%
Time Dep < $100,000	416,617	2,208	2.10%	419,254	7,151	2.28%	370,460	9,566	3.45%
Brokered Time Dep < $100,000	41,529	201	1.92%	42,493	645	2.03%	3,886	109	3.75%

Total interest-bearing deposits	1,878,877	5,820	1.23%	1,863,782	18,584	1.33%	1,543,774	26,823	2.32%

Federal funds purchased & securities sold under agreements to repurchase	192,116	1,560	3.22%	188,403	4,690	3.33%	204,104	5,760	3.77%
Other borrowings	195,134	2,051	4.17%	207,496	6,229	4.01%	180,691	5,987	4.43%
Trust preferred debentures	23,017	347	5.98%	15,260	725	6.35%	2,103	93	5.91%

Total interest-bearing liabilities	2,289,144	9,778	1.69%	2,274,941	30,228	1.78%	1,930,672	38,663	2.67%

Noninterest bearing deposits	434,357			423,588			396,676
Accrued expenses and other liabilities	42,925			39,919			35,763

Total liabilities	2,766,426			2,738,448			2,363,111

Tompkins Financial Corporation Shareholders’ equity	232,001			227,408			205,632
Noncontrolling interest	1,534			1,501			3,797

Total equity	233,535			228,909			209,429

Total liabilities and equity	$2,999,961			$2,967,357			$2,572,540

Interest rate spread			3.61%			3.62%			3.28%

Net interest income/margin on earning assets		27,496	3.91%		81,340	3.94%		67,652	3.79%

Tax Equivalent Adjustment		(716)			(2,201)			(2,046)

Net interest income per consolidated financial statements		26,780			79,139			65,606

(1)	Average balances and yields on available-for-sale securities are based on historical amortized cost.
(2)

Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax exempt interest income to taxable-equivalent basis.

(3)

Nonaccrual loans are included in the average asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s unaudited condensed consolidated financial statements included in Part I of this Report on Form 10-Q.

Net Interest Income
The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Taxable-equivalent net interest income for the third quarter of 2009 was $27.5 million, an increase of $2.7 million, or 11.1%, compared to the same period in 2008. For the nine months ended September 30, 3009, taxable equivalent net interest income was $81.3 million, increasing $13.7 million or 20.2% over the same period in 2008. The increase primarily resulted from a 15 basis point increase in net interest margin compared to the same period in the prior year. For the third quarter of 2009, average earning assets were up $280.2 million or 11.2%, over the same period in 2008. Average earning assets for the first nine months of 2009 grew by $376.8 million or 15.8% compared to the first nine months of 2008. Contributing to the growth was the acquisition of Sleepy Hollow in May 2008, which added $235.4 million of interest-earning assets at acquisition.

The taxable-equivalent net interest margin for the third quarter of 2009 of 3.91% was down slightly from 3.92% for the third quarter of 2008. The nine months ending September 30, 2009 showed taxable equivalent net interest margin of 3.94% compared to 3.79% for the same period of 2008. The net interest margin for the year-to-date period benefited from the decrease in short-term market interest rates in 2008 and into 2009. The lower short-term market rates led to a 55 basis point decrease in the yield on average earning assets to 5.30% for third quarter of 2009 compared to 5.85% for the same quarter of 2008; however, the decrease in yield on average earning assets was more than offset by lower funding costs. The average cost of interest-bearing liabilities for the third quarter of 2009 was down 69 basis points to 1.69%, compared to 2.38% for the third quarter of 2008. Yields on average assets were 5.40% and 5.95%, while average cost of interest-bearing liabilities was 1.78% and 2.67%, for the year-to-date periods ending September 30, 2009 and 2008, respectively.

Taxable-equivalent interest income for the third quarter of 2009 was up 1.0% over the same period in 2008. Average loan balances were up $188.0 million or 11.2% in the third quarter of 2009 over the third quarter of 2008, while the average yield on loans decreased 59 basis points to 5.74%. Growth in third quarter 2009 average loan balances included a $130.0 million increase in average real estate loans and a $56.6 million increase in average commercial loans. The decrease in yields on average loans in 2009 compared to 2008 is mainly a result of the prime interest rate reduction of 400 basis points throughout 2008. Average securities balances for the third quarter of 2009 were up $55.2 million over average balances in the third quarter of 2008, while average yields were down 28 basis points.

Comparing the nine months ending September 30, taxable-equivalent interest income increased 4.9% from 2008 to 2009. The growth in taxable-equivalent interest income was primarily the result of higher average loan balances and was partially offset by declining yields. For the nine months ended September 30, average loan balances increased 17.3%, while average yields declined 65 basis points, from 2008 to 2009, due to the increase in market interest rates mentioned above. For the nine months ended September 30, 2009 average securities balances increased 11.9% from the same period in 2008, while yields declined 31 basis points.

Interest expense for the third quarter of 2009 was down 19.6% compared to the third quarter of 2008, reflecting lower average rates paid on deposits and borrowings, partially offset by growth in average balances. The average rate paid on interest-bearing deposits during the third quarter of 2009 of 1.23% was 76 basis points lower than the average rate paid in the third quarter of 2008. The rates paid declined across all deposit categories. Average interest-bearing deposit balances increased by $245.1 million or 15.0% in the third quarter of 2009 compared to the same period in 2008. The majority of the increase was in average interest checking, savings and money market deposit balances, which were up 17.4% to $1.1 billion. Average balances of time deposits of $100,000 or more were up 7.8% to $317.4 million. Average noninterest bearing deposit balances of $434.4 million were up 2.8% in the third quarter of 2009 over the same period in 2008. Average other borrowings for the third quarter were down $13.0 million or 6.2% over the prior year, while the average rate was down 12 basis points. Average balances of trust preferred securities for the third quarter increased $19.1 million from 2008 to 2009. The Company’s trust preferred securities are comprised of $3.9 million assumed in connection with the acquisition of Sleepy Hollow in May 2008 and $19.1 million issued by the Company in April 2009.

Interest expense for the nine months ending September 30 was down 21.8% from 2008 to 2009, primarily due to the same factors impacting the quarterly decrease discussed above. Average interest-bearing deposit balances increased by $320.0 million or 20.7% for the nine month period. The majority of the balance increase was in average interest checking, savings and money market deposit balances, which were up 24.5% to $1.1 billion. The average rate paid on interest-bearing liabilities for the nine months ended September 30, 2009 was 1.78%, compared to 2.67% for the same period in 2008. Average noninterest bearing deposit balances were up 6.8% in 2009 over the same period in 2008. Contributing to the growth in average deposit balances was the acquisition of Sleepy Hollow in May 2008, which added $229.0 million of deposits at acquisition. Average other borrowings were up $26.8 million or 14.8% over prior year, while the average rate was down 42 basis points. Average balances of trust preferred securities increased $13.2 million from 2008 to 2009.

Provision for Loan and Lease Losses
The provision for loan and lease losses represents management’s estimate of the amount necessary to maintain the allowance for loan and lease losses at an adequate level. The provision for loan and lease losses was $2.1 million for the third quarter of 2009 and $6.5 million for the nine months ending September 30, 2009, compared to $1.5 million and $3.3 million for the respective periods in 2008. The increase in the provision for 2009 over 2008 reflects the increase in net charge-offs and nonperforming loans, growth in total loans and leases, as well as concerns over weak economic conditions and uncertain real estate markets. The allowance for loan and lease losses as a percentage of period end loans was 1.21% at September 30, 2009, compared to 1.01% at September 30, 2008. The section captioned “Financial Condition- Allowance for Loan and Lease Losses and Nonperforming Assets” below has further details on the allowance for loan and lease losses.

Noninterest Income
Noninterest income is a significant source of income for the Company, representing 30.2% of total revenues for the third quarter of 2009 and 30.1% of total revenues for the nine months ending September 30, 2009. These represent decreases from 32.2% and 35.2% for the same periods in 2008. Noninterest income was $11.6 million for the third quarter of 2009 and $34.1 million for the nine month period ended September 30, 2009. Noninterest income for the third quarter of 2009 remained relatively flat when compared with the prior year, while noninterest income for the nine month period declined 4.5%, primarily due to $1.6 million of noninterest income recognized in the first quarter of 2008 related to the Visa IPO. The economic climate also contributed to the decrease in investment related fee-based businesses in 2009 compared to 2008.

Investment services income was $3.3 million in third quarter of 2009, a decrease of 5.9% from $3.5 million in the third quarter of 2008. These fees declined 8.4% for the nine month period ending September 30, 2009, compared to the prior year. Investment services income reflects income from TIS as well as AM&M. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. TIS generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing investments in employee benefit plans. TIS also oversees retail brokerage activities in the Company’s banking offices. AM&M provides financial planning services, wealth management services, and brokerage services to independent financial planners and investment advisors. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. Decreases in the major stock market indices over the three and nine months ended September 30, 2009, when compared to the same prior year periods, contributed to the decrease in fees. The fair value of assets managed by, or in custody of, Tompkins was $2.41 billion at September 30, 2009, up 6.4% from $2.27 billion at September 30, 2008. These figures include $620.9 million and $503.4 million, respectively, of Company-owned securities where TIS is custodian. The Company has been successful with business development initiatives and customer retention despite the challenging equities markets in 2008 and early 2009.

Insurance commissions and fees for the three and nine months ended September 30, 2009, increased by $150,000 or 4.9% and $664,000 or 7.6%, respectively, as compared to the same periods in 2008. The growth over prior year was mainly in health and benefit related insurance products as well as personal insurance lines. The Company added staff to expand its presence in the life, health and benefits areas.

Service charges on deposit accounts were $2.4 million in the third quarter of 2009, down 11.2% compared to $2.7 million in the third quarter of 2008. For the nine month period ending September 30, these charges declined 10.5% from 2008 to 2009. The largest component of this category is overdraft fees, which is largely driven by customer activity. Customer activity has been changing over the past several years, with electronic transactions such as debit cards and Internet banking reducing the volume of checks.

Other service charge income of $605,000 in the third quarter of 2009 was down $55,000 or 8.3% from the same period in 2008. Other service charge income was down 28.7% for the nine months ending September 30, 2009 compared to the same period in 2008. Lower safe deposit box fees and lower loan related fees and servicing income were the primary contributors to the decrease in other service charge income.

Net mark-to-market gains on securities and borrowings held at fair value totaled $329,000 in the third quarter of 2009, compared to net mark-to-market gains of $1,000 in the third quarter of 2008. For the nine month period ending September 30, 2009 net mark-to-market gains were $1.1 million, compared to net losses of $334,000 in the first nine months of 2008. Mark-to-market gains or losses relate to the change in the fair value of securities and borrowings where the Company has elected the fair value option. The favorable year-over-year variance is due to changes in market interest rates.

Increases, net of the related mortality expense, in cash surrender value of corporate owned life insurance (“COLI”) were $348,000 in the third quarter of 2009, down $50,000 or 12.6% from the third quarter of 2008. For the nine months ended

September 30, the value increased $774,000 in 2009 and $1.1 million in 2008. COLI relates to life insurance policies covering certain senior officers of the Company and its subsidiaries. The Company’s average investment in COLI was $35.2 million during the first nine months of 2009, compared to $32.2 million during the first nine months of 2008. The Company acquired $3.5 million of COLI in the acquisition of Sleepy Hollow during the second quarter of 2008.

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

For the third quarter of 2009, net gains on the sales of residential mortgage loans totaled $188,000, compared to net gains of $48,000 for the third quarter of 2008. For the nine months ending September 30, net gains were $1.2 million in 2009 and $90,000 in 2008. The increase in gains on sales of residential mortgage loans in 2009 is mainly a result of increased residential mortgage refinancing activity and the decision to sell certain loans in the secondary market to FHLMC. Low market interest rates led to a significant increase in the volume of homeowners refinancing existing mortgages to lower fixed rates. To manage interest rate risk exposures, the Company sold certain fixed rate loan production that had rates below or maturities greater than the thresholds set by the Company’s Asset/Liability Committee.

Other income decreased by $23,000 in the third quarter of 2009 compared to the same period in 2008. For the nine months ended September 30, 2009, other income was down $291,000 compared to the same period prior year. Other income includes income from the Company’s investment in a Small Business Investment Company, Cephas Capital Partners, L.P. (“Cephas”). For the three and nine month periods ended September 30, 2009, the Company recognized income from this investment of $58,000, and $176,000, respectively, compared with income of $51,000, and $339,000 in the same periods prior year. The Company believes that, as of September 30, 2009, there was no impairment with respect to this investment.

For the three and nine months ended September 30, 2009, net gains on the sales of available-for-sale securities totaled $104,000 and $130,000, respectively, compared to net gains of $18,000 and $424,000 for the same periods in 2008. Management may periodically sell available-for-sale securities for liquidity purposes, to improve yields, or to adjust the risk profile of the portfolio.

Noninterest Expense
Noninterest expense for the third quarter of 2009 was $23.7 million, an increase of 6.9% over noninterest expense of $22.2 million for the third quarter of 2008. For the nine months ending September 30, noninterest expense totaled $71.7 million in 2009 and $64.3 million in 2008.

Personnel-related expense increased by $836,000 or 6.6% in the third quarter of 2009 over the same period in 2008, with an increase of $2.8 million or 7.7% for the nine month period ending September 30. Salaries and employee benefits associated with an increased number of average full time equivalent employees (“FTEs”), annual salary adjustments and higher benefit related expenses contributed to the increase over 2008. Year-to-date September 30, 2009 average FTEs of 719 were up from 677 at September 30, 2008. The acquisition of Sleepy Hollow included the addition of six banking offices, including one limited service office, and 30 FTEs. Pension expenses increased in 2009 in comparison to 2008, partially due to the impact of market declines on pension plan assets.

Expenses related to bank premises and furniture and fixtures did not change in the third quarter of 2009 compared to the same quarter of the prior year. For the nine month period ending September 30, this expense increased $590,000 in 2009 as compared to 2008. Additions to the Company’s branch network, due in part to the Sleepy Hollow acquisition, as well as higher real estate taxes and utility costs contributed to the increased expenses for premises and furniture and fixtures.

Professional fees for the three and nine months ended September 30, 2009, were up by $93,000 or 13.2% and $257,000 or 12.0%, respectively, compared to the same periods in 2008. Professional fees include amounts paid to outside consultants for assistance on projects or initiatives.

FDIC deposit insurance expense increased by $463,000 and $2.8 million for the three and nine months ended September 30, 2009, over the same prior year periods. The increase reflects higher insurance premiums and a special deposit insurance assessment of $1.4 million in the second quarter of 2009. Deposit insurance expense in 2008 was also favorably impacted by the Company’s utilization of available credits to offset deposit assessments; these credits were fully utilized in 2008. The increase in 2009 was also partly related to the additional 10 basis point assessment paid on covered transaction accounts exceeding $250,000 under the Temporary Liquidity Guaranty Program.

In December 2008, the FDIC raised insurance assessments by 7 basis points, effective beginning with the assessments payable in the third quarter of 2009. On February 27, 2009, the FDIC approved an interim rule for a special assessment of $0.20 per $100.0 in domestic deposits to restore the Deposit Insurance Fund. The Depositor Protection Act of 2009, increased the FDIC’s borrowing authority with the U.S. Treasury. As a result of this increased borrowing authority, the FDIC reduced the size of the special assessment to 5 basis points on an expanded base of total assets less Tier 1 capital (capped at 10 basis points times an institution’s domestic deposits as of June 30, 2009).

Other operating expenses increased by $94,000 or 2.7% and by $642,000 or 6.3% for the three and nine months ended September 30, 2009 over the same prior year periods. Contributing to the year-to-date increases were the following: telephone (up $178,000); legal expenses (up $115,000); audit and tax fees (up $112,000); and loan origination related expenses (up $178,000). Printing and supplies were down $99,000 and $115,000 for the three and nine months ended September 30, 2009 from the same periods in 2008.

Income Tax Expense
The provision for income taxes provides for Federal and New York State income taxes. The provision for the third quarter of 2009 was $4.0 million, compared to $3.7 million for the same period in 2008. For the nine month period ending September 30, the tax provision totaled $11.3 million in 2009 and $10.8 million in 2008. The Company’s effective tax rate for the third quarter of 2009 was 32.2% compared to 31.6% for the third quarter of 2008. For the nine month periods ending September 30, 2009 and 2008 the Company’s effective tax rate was 32.2%.

FINANCIAL CONDITION
Total assets were $3.1 billion at September 30, 2009, up $220.3 million or 7.7% over December 31, 2008, and up $363.0 million or 13.3% over September 30, 2008. The acquisition of Sleepy Hollow in May 2008 added $269.2 million of assets, including $151.2 million of loans, $46.9 million of securities, and $42.9 million of cash and equivalents. Asset growth over year-end 2008 was mainly in available-for-sale securities, loans and cash and cash equivalents, which were up $88.5 million, $64.8 million, and $87.5 million, respectively. Total deposits at September 30, 2009 were up $263.4 million or 12.3% over December 31, 2008, driven by increases in savings and money market balances as well as time deposits.

Loans and leases totaled $1.9 billion or 61.0% of total assets at September 30, 2009, compared to $1.8 billion or 63.4% of total assets at December 31, 2008. Commercial real estate loans at September 30, 2009 were up $54.5 million or 9.4% over December 31, 2008. Demand for residential mortgage loans has been strong in 2009, largely driven by the current low interest rate environment. The Company originated $80.5 million of residential mortgage loans for sale during the first nine months of 2009 and sold $81.1 million during the same period. The Company sells certain fixed rate residential mortgage loans in the secondary market because of interest rate risk considerations. The consumer and leasing portfolios at September 30, 2009 were flat compared to year-end 2008.

	September 30, 2009		December 31, 2008
Loan Summary by Type(in thousands)		% of Total Loans		% of Total Loans

Residential real estate	$619,370	32.90%	$626,177	34.47%
Commercial real estate	625,065	33.21%	571,601	31.44%
Real estate construction	58,426	3.10%	51,910	2.86%
Commercial	479,195	25.46%	466,296	25.65%
Consumer and other	87,601	4.65%	87,938	4.84%
Leases	12,664	0.68%	13,609	0.74%

Total loans and leases, net of unearned income	$1,882,321		$1,817,531

Nonperforming loans (loans in nonaccrual status, loans past due 90 days or more and still accruing interest, and loans restructured in a troubled debt restructuring) were $26.4 million at September 30, 2009, up from $16.0 million at December 31, 2008, and up from $12.6 million at September 30, 2008, but relatively flat compared to $25.7 million at June 30, 2009. Nonperforming loans represented 1.40% of total loans at September 30, 2009, compared to 0.88% of total loans at December 31, 2008, and 0.73% of total loans at September 30, 2008. For the third quarter of 2009, net charge-offs were $646,000, down from $1.0 million in the same period of 2008, and down compared to $1.0 million for the second quarter of 2009. In general, the increase in nonperforming loans is reflective of the current weak economic conditions.

As of September 30, 2009, total securities were $928.9 million or 30.1% of total assets, compared to $856.7 million or 29.9% of total assets at year-end 2008. The increase over year-end 2008 was mainly in debt obligations of U.S. government sponsored enterprises and mortgage-backed securities issued by U.S. government sponsored entities. The portfolio is comprised primarily of mortgage-backed securities, obligations of U.S. government sponsored enterprises, and obligations of states and political subdivisions. As of September 30, 2009, the Company had $13.6 million of non-agency issued mortgage-backed securities. The Company has no investments in preferred stock of U.S. government sponsored enterprises and no investments in pools of Trust Preferred securities. Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to determine if there exists other-than-temporary impairment as defined under generally accepted accounting principles. During the third quarter of 2009, the Company determined that three private label mortgage backed securities were other-than-temporarily impaired based on its analysis of these three securities. As a result, the Company recorded other-than-temporary impairment charges of $2.0 million in the third quarter of 2009 on these investments. The credit loss component of $146,000 was recorded as net other-than-temporary impairment losses in the accompanying consolidated statements of income, while the remaining non-credit portion of the impairment loss was recognized in other comprehensive income (loss) in the accompanying consolidated statements of condition. A continuation or worsening of current economic conditions may result in additional other-than-temporary impairment losses related to these investments. The Company maintains a trading portfolio valued at a fair value of $33.4 million as of September 30, 2009, compared to $38.1 million at December 31, 2008. The decrease in the portfolio reflects maturities or payments during 2009. For the nine months ended September 30, 2009, mark-to-market gains related to the securities trading portfolio were $354,000.

Total deposits were $2.4 billion at September 30, 2009, up $263.4 million or 12.3% over December 31, 2008, and up $302.8 million or 14.5% over September 30, 2008. The growth in total deposits from December 31, 2008 was mainly in checking, money market and savings balances, which were up $167.4 million or 17.1%. The increase in money market and savings balances was mainly in municipal deposits and is partially due to the seasonal nature of these deposits. Time deposit balances were up $94.1 million or 13.4% at September 30, 2009 compared to December 31, 2008.

Other borrowings decreased $80.0 million or 29.1% from year-end 2008 to $194.8 million at September 30, 2009 as the Company used deposit inflows to reduce advances from the FHLB.

Capital
Total equity was $241.6 million at September 30, 2009, an increase of $22.3 million from December 31, 2008. Additional paid-in capital increased by $1.7 million, from $152.8 million at December 31, 2008, to $154.5 million at September 30, 2009, reflecting $1.1 million in proceeds from stock option exercises and $628,000 related to stock-based compensation. Retained earnings increased by $13.7 million from $73.8 million at December 31, 2008, to $87.5 million at September 30, 2009, reflecting net income of $23.6 million less dividends paid of $9.9 million. Accumulated other comprehensive loss declined significantly from a net unrealized loss of $7.6 million at December 31, 2008, to a net unrealized loss of $659,000 at September 30, 2009, reflecting an increase in unrealized gains on available-for-sale securities due to lower market rates, offset by amounts recognized in other comprehensive income related to postretirement benefit plans. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Cash dividends paid in the first nine months of 2009 totaled approximately $9.9 million, representing 41.9% of year to date 2009 earnings. Cash dividends of $1.02 per common share paid in the first nine months of 2009 were up 4.1% over cash dividends of $0.98 per common share paid in the first nine months of 2008.

On July 22, 2008, the Company’s Board of Directors approved a stock repurchase plan (the “2008 Plan”). The 2008 Plan authorizes the repurchase of up to 150,000 shares of the Company’s outstanding common stock over a two-year period. The Company repurchased 5,000 shares of common stock at an average price of $35.51 under the 2008 Plan during the first quarter and none during the second or third quarters of 2009. Since inception of the 2008 Plan, the Company has repurchased 6,500 shares at an average price of $36.21.

In the second quarter of 2009, Tompkins issued $18.6 million aggregate liquidation amount of Trust Preferred Securities, through Tompkins Capital Trust I. The proceeds from the issuance of the Trust Preferred Securities, together with Tompkins’ capital contribution to the trust, were used by the Trust to acquire Tompkins’ Subordinated Debentures, totaling $19.1 million, which are due concurrently with the Trust Preferred Securities.

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

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Management believes the Company and its subsidiaries meet all capital adequacy requirements to which they are subject. The table below reflects the Company’s capital position at September 30, 2009, compared to the regulatory capital requirements for “well capitalized” institutions.

REGULATORY CAPITAL ANALYSIS September 30, 2009

	Actual		Well Capitalized Requirement
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$242,940	11.9%	$204,325	10.0%
Tier 1 Capital (to risk weighted assets)	$219,984	10.8%	$122,595	6.0%
Tier 1 Capital (to average assets)	$219,984	7.5%	$147,234	5.0%

As illustrated above, the Company’s capital ratios on September 30, 2009 remain above the minimum requirements for well capitalized institutions. Total capital as a percent of risk weighted assets increased 130 basis points from 10.6% at December 31, 2008. Tier 1 capital as a percent of risk weighted assets increased 120 basis points from 9.6% at the end of 2008. Tier 1 capital as a percent of average assets increased 80 basis points from 6.7% at December 31, 2008. The increase in capital ratios over year-end 2008 reflects growth in retained earnings and the issuance of trust preferred securities. As of September 30, 2009, the capital ratios for each of the Company’s subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

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

Based upon consideration of the above factors, management believes that the allowance is adequate to provide for the risk of loss inherent in the current loan and lease portfolio as of September 30, 2009. Should any of the factors considered by management in evaluating the adequacy of the allowance change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan and lease losses.

Activity in the Company’s allowance for loan and lease losses during the first nine months of 2009 and 2008 and for the 12 months ended December 31, 2008, is illustrated in the table below.

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES (In thousands)

	Nine months ended 09/30/09	Twelve months ended 12/31/08	Nine months ended 09/30/08

Average loans and leases outstanding during the period	$1,834,641	$1,612,716	$1,564,185

Total loans and leases outstanding at end of period	$1,882,321	$1,817,531	$1,718,378

ALLOWANCE FOR LOAN AND LEASE LOSSES

Beginning balance	$18,672	$14,607	$14,607

Provision for loan and lease losses	6,530	5,428	3,323
Loans charged off	(2,852)	(3,290)	(2,452)
Loan recoveries	450	442	343

Net charge-offs	(2,402)	(2,848)	(2,109)

Allowance acquired in purchase acquisition	0	1,485	1,485

Ending balance	$22,800	$18,672	$17,306

Allowance for loan and lease losses to total loans and leases	1.21%	1.03%	1.01%

Annualized net charge-offs to average loans and leases	0.18%	0.18%	0.18%

As of September 30, 2009, the allowance was $22.8 million or 1.21% of total loans and leases outstanding. This represents an increase of 18 basis points from December 31, 2008 and an increase of 20 basis points from September 30, 2008. The provision for loan and lease losses was $2.1 million and $6.5 million for the three and nine months ended September 30, 2009 compared to $1.5 million and $3.3 million for the three and nine months ended September 30, 2008. The increase in the provision in 2009 over the comparable periods in 2008, reflects the increase in net charge-offs and nonperforming loans, growth in total loans from September 30, 2008 to September 30, 2009, as well as concerns over weak economic conditions and uncertain real estate markets.

Net charge-offs for the three and nine months ended September 30, 2009 were $646,000 and $2.4 million compared to $1.0 million and $2.1 million in the comparable year ago periods. Annualized net charge-offs for the first nine months of 2009 represented 0.18% of average loans, unchanged from 0.18% for the first nine months of 2008, and favorable to our peer group ratio of 1.07% at June 30, 2009. A continuation or worsening of current economic conditions may result in further declines in asset quality measures and increases in loan and lease losses.

The allowance coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) was 0.86 times at September 30, 2009, compared to 1.17 times at December 31, 2008, and 1.37 times at September 30, 2008.

NONPERFORMING ASSETS (In thousands)

	09/30/09	12/31/08	09/30/08

Nonaccrual loans and leases	$25,837	$15,798	$12,463
Loans past due 90 days and accruing	579	161	0
Troubled debt restructuring not included above	0	69	132

Total nonperforming loans	26,416	16,028	12,595

Other real estate, net of allowances	440	110	526

Total nonperforming assets	$26,856	$16,138	$13,121

Total nonperforming loans and leases as a percentage of total loans and leases	1.40%	0.88%	0.73%

Total nonperforming assets as a percentage of total assets	0.87%	0.56%	0.48%

The level of nonperforming assets at September 30, 2009, and 2008, and December 31, 2008 is illustrated in the table above. Nonperforming assets of $26.9 million at September 30, 2009, were up from December 31, 2008, and September 30, 2008. The increase was partially due to the addition of four credit relationships totaling $6.3 million during the second quarter of 2009. Total nonperforming assets increased $1.1 million or 4.1% over the second quarter of 2009. In general, the increase in nonperforming assets is reflective of the current weak economic conditions, which has pressured real estate values in some markets and stressed the financial conditions of various commercial borrowers. Approximately $4.0 million of nonperforming loans at September 30, 2009, were secured by U.S. government guarantees, while $4.4 million were secured by one-to-four family residential properties.

Nonperforming Loans by Type (in thousands)	September 30, 2009		December 31, 2008
		% of Total Loans		% of Total Loans

Residential real estate	$6,494	0.34%	$4,850	0.27%
Commercial real estate	11,834	0.63%	7,732	0.43%
Real estate construction	1,336	0.07%	396	0.02%
Commercial	6,104	0.32%	2,656	0.14%
Consumer and other	618	0.04%	380	0.02%
Leases	30	0.00%	14	0.00%

Total loans and leases, net of unearned income	$26,416	1.40%	$16,028	0.88%

Over the past year, there has been significant attention to subprime consumer real estate lending in the media. The Company has not engaged in the origination or purchase of subprime loans as a line of business. As a result, gross losses in the Company’s residential portfolio have been relatively low, totaling $530,000 for the nine months ended September 30, 2009, compared to $16,000 for the same period in 2008. The combined nonperforming loan balances in our construction and home equity lending portfolios represented less than 0.10% of total loans at September 30, 2009.

Nonperforming assets represented 0.87% of total assets at September 30, 2009, compared to 0.56% at December 31, 2008, and 0.48% at September 30, 2008. Although higher than the same period prior year, the Company’s ratio of nonperforming assets to total assets of 0.87% continues to compare favorably to our peer group ratio of 3.06% at June 30, 2009.

As of September 30, 2009, the Company’s recorded investment in loans and leases that are considered impaired totaled $21.4 million compared to $9.7 million at December 31, 2008, and $8.4 million at September 30, 2008. The $21.4 million of impaired loans at September 30, 2009, had related allowances of $968,000, the $9.7 million of impaired loans at December 31, 2008, had related allowances of $520,000, and the $8.4 million at September 30, 2008, had related allowances of $224,000.

Potential problem loans and leases are loans and leases that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans and leases as nonperforming at some time in the future. Management considers loans and leases classified as Substandard that continue to accrue interest to be potential problem loans and leases. At September 30, 2009, the Company’s internal loan review function had identified 61 commercial relationships, totaling $78.6 million, which it classified as Substandard, which continue to accrue interest. As of December 31, 2008, the Company’s internal loan review function had classified 36 commercial relationships as Substandard totaling $20.3 million, which continued to accrue interest. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans is not significant. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these loans, which are reviewed at least quarterly. Management cannot predict the extent to which the current weak economic conditions or other factors may impact borrowers The increase in the dollar amount of commercial relationships classified as Substandard and still accruing interest between December 31, 2008 and September 30, 2009 was mainly due to the addition of 16 larger commercial relationships totaling $61.8 million that were classified as Substandard and accruing at September 30, 2009, and were not classified as Substandard at December 31, 2008.

Deposits and Other Liabilities
Total deposits of $2.4 billion at September 30, 2009 increased $263.4 million or 12.3% from December 31, 2008, due primarily to a $167.4 million increase in interest checking, savings and money market balances, a $94.1 million increase in time deposits and a $1.9 million increase in noninterest bearing deposits. Growth in municipal deposits accounted for a majority of the increase in savings and money market balances from year end 2008. With interest rates on time deposits lower and more in line with money market rates, municipalities are placing tax deposits into money market accounts. Municipal deposit balances are somewhat seasonal, increasing as tax deposits are collected and decreasing as these monies are used by the municipality. Total deposits were up $302.8 million or 14.5% over September 30, 2008. The increase was primarily due to a $172.9 million increase in checking, savings and money market accounts of which $64.9 million was attributable to growth in municipal deposits. Additionally, time deposits increased $96.7 million over September 30, 2008, of which $40.0 million was due to the acquisition of brokered time deposits.

The Company’s primary funding source is core deposits, defined as total deposits less time deposits of $100,000 or more, brokered time deposits, and municipal money market deposits. Core deposits increased $104.4 million or 6.4% over December 31, 2008 to $1.7 billion, and represented 72.4% of total deposits at September 30, 2009 compared to 76.4% of total deposits at December 31, 2008. The increase in core deposits is attributable to the same factors discussed above with respect to the increase in total deposits.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $36.2 million at September 30, 2009, and $42.1 million at December 31, 2008. Management generally views local repurchase agreements as an alternative to large time deposits. The Company’s wholesale repurchase agreements are primarily with the FHLB and amounted to $155.9 million at September 30, 2009 and $153.2 million at December 31, 2008. Included in the $155.9 million of wholesale repurchase agreements at September 30, 2009, are $16.0 million of repurchase agreements with the FHLB where the Company elected to adopt the fair value option under FASB ASC Topic 825. The fair value of these borrowings decreased by $244,000 (net mark-to-market pre-tax gain of $244,000) over the nine months ended September 30, 2009.

The Company’s other borrowings totaled $194.8 million at September 30, 2009, down $80.0 million or 29.1% from $274.8 million at December 31, 2008. Borrowings at September 30, 2009 included $175.7 million in FHLB term advances, and a $19.1 million advance from a bank. Borrowings at year-end 2008 included $177.2 million in FHLB term advances, $73.5 million of overnight FHLB advances and a $24.0 million advance from a bank. The decrease in borrowings reflects the pay down of FHLB borrowings as a result of deposit growth. Of the $175.7 million in FHLB term advances at September 30, 2009, $165.7 million are due over one year. The Company elected the fair value option under FASB ASC Topic 825 for a $10.0 million advance with the FHLB. The fair value of this advance decreased by $517,000 (net mark-to-market gain of $517,000) over the nine months ended September 30, 2009.

As previously reported, Tompkins issued $18.6 million of 7.0% cumulative Trust Preferred Securities during the second quarter of 2009 through Tompkins Capital Trust I. The proceeds from the issuance of the Trust Preferred Securities, together with Tompkins’ capital contribution of $574,000 to the trust, were used to acquire Tompkins’ Subordinated Debentures, totaling $19.1 million, which are due concurrently with the Trust Preferred Securities. The acquisition of Sleepy Hollow in May 2008 included the assumption of additional trust preferred securities. The outstanding balance of these securities as of September 30, 2009 was $3.9 million.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $100,000 or more, brokered time deposits, municipal money market deposits, securities sold under agreements to repurchase and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources increased by $74.3 million or 7.6% from December 31, 2008 to $1.0 billion at September 30, 2009. Non-core funding sources, as a percentage of total liabilities, were 36.8% at September 30, 2009, unchanged from December 31, 2008. The increase in non-core funding sources was mainly in municipal money market deposit balances and brokered time deposits, partially offset by a decrease in FHLB advances.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $764.9 million and $677.8 million at September 30, 2009 and December 31, 2008, respectively, were either pledged or sold under agreements to repurchase. Pledged securities represented 80.0% of total securities at September 30, 2009, compared to 79.1% of total securities at December 31, 2008.

Cash and cash equivalents totaled $139.7 million at September 30, 2009, up from $52.2 million at December 31, 2008. Short-term investments, consisting of securities due in one year or less, decreased from $41.9 million at December 31, 2008, to $27.5 million at September 30, 2009. The Company also has $33.4 million of securities designated as trading securities.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total available-for-sale mortgage-backed securities, at book value, were $472.5 million at September 30, 2009, compared with $465.6 million at December 31, 2008. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $723.7 million at September 30, 2009, as compared to $732.5 million at December 31, 2008. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources, including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At September 30, 2009 the unused borrowing capacity on established lines with the FHLB was $521.9 million. As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At September 30, 2009, total unencumbered residential mortgage loans of the Company were $191.3 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

The Company has not identified any trends or circumstances that are reasonably likely to result in material increases or decreases in liquidity in the near term.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Interest rate risk is the primary market risk category associated with the Company’s operations. Interest rate risk refers to the volatility of earnings caused by changes in interest rates. The Company manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time. The simulation models are used to estimate the potential effect of interest rate shifts on net interest income for future periods. Each quarter, the Company’s Asset/Liability Management Committee reviews the simulation results to determine whether the exposure of net interest income to changes in interest rates remains within levels approved by the Company’s Board of Directors. The Committee also considers strategies to manage this exposure and incorporates these strategies into the investment and funding decisions of the Company. The Company does not currently use derivatives, such as interest rate swaps, to manage its interest rate risk exposure, but may consider such instruments in the future.

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of August 31, 2009, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 0.5%, while a 100 basis point parallel decline in interest rates over a one-year period would result in a decrease in one-year net interest income from the base case of 0.6%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

The negative exposure in a rising interest rate environment is mainly driven by the repricing assumptions of the Company’s core deposit base which exceed increases in asset yields in the short-term. Longer-term, the impact of a rising rate environment is positive as the asset base continues to reset at higher levels, while the repricing of the rate sensitive liabilities moderates. The moderate exposure in the 100 basis point decline scenario results from the Company’s assets repricing downward to a greater degree than the rates on the Company’s interest-bearing liabilities, mainly deposits. Rates on savings and money market accounts are at low levels as a result of the historically low interest rate environment experienced in recent years. In addition, the model assumes that prepayments accelerate in the down interest rate environment resulting in additional pressure on asset yields as proceeds are reinvested at lower rates.

In our most recent simulation, the base case scenario, which assumes interest rates remain unchanged from the date of the simulation, showed a slight decline in net interest margin over the next twelve months.

Although the simulation model is useful in identifying potential exposure to interest rate movements, actual results may differ from those modeled as the repricing, maturity, and prepayment characteristics of financial instruments may change to a different degree than modeled. In addition, the model does not reflect actions that management may employ to manage the Company’s interest rate risk exposure. The Company’s current liquidity profile, capital position, and growth prospects, offer a level of flexibility for management to take actions that could offset some of the negative effects of unfavorable movements in interest rates. Management believes the current exposure to changes in interest rates is not significant in relation to the earnings and capital strength of the Company.

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of September 30, 2009. The Company’s one-year net interest rate gap was a negative $58.0 million or 1.88% of total assets at September 30, 2009, compared with a negative $12.0 million or 0.44% of total assets at December 31, 2008. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is more vulnerable to a increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap – September 30, 2009	Repricing Interval
(Dollar amounts in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets	$2,815,830	$671,865	$227,753	$328,735	$1,228,353
Interest-bearing liabilities	2,331,489	864,225	190,981	231,093	$1,286,299

Net gap position		(192,360)	36,772	97,642	(57,946)

Net gap position as a percentage of total assets		(6.23)%	1.19%	3.16%	(1.88)%

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2009. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report on Form 10-Q the Company’s disclosure controls and procedures were effective in providing reasonable assurance that any information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that material information relating to the Company and its subsidiaries is made known to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

July 1, 2009 through July 31, 2009	958	$47.52	0	143,500

August 1, 2009 through August 31, 2009	0	0.00	0	143,500

September 1, 2009 through September 30, 2009	351	44.86	0	143,500

Total	1,309	$46.81	0	143,500

On July 22, 2008, the Company’s Board of Directors approved a stock repurchase plan (the “2008 Plan”). The 2008 Plan authorizes the repurchase of up to 150,000 shares of the Company’s outstanding common stock over a two-year period. The Company did not purchase any shares under the 2008 Plan during the third quarter of 2009. The Company purchased 5,000 shares at an average price of $35.51 during the first quarter of 2009.

Included in the table above are 958 shares purchased in July 2009, at an average cost of $47.52, and 351 shares purchased in September 2009, at an average cost of $44.86, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, and were part of the director deferred compensation under that plan. Shares purchased under the rabbi trust are not part of the 2008 Plan.

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

Date:     November 9, 2009

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