Form 10-K
period 2009-12-31
TOMPKINS FINANCIAL CORP
filed 2010-03-15
CIK 1005817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

The aggregate market value of the registrant’s voting stock held by non-affiliates was $395,859,616 on June 30, 2009, based on the closing sales price of a share of the registrant’s common stock, $.10 par value (the “Common Stock”), as reported on the NYSE-Amex, on such date.

The number of shares of the registrant’s Common Stock outstanding as of February 25, 2010, was 10,728,128 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2010 Annual Meeting of stockholders to be held on May 10, 2010, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Form 10-K where indicated.

TOMPKINS FINANCIAL CORPORATION

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2009

[This Page Intentionally Left Blank]

PART I

Item 1.	Business

The disclosures set forth in this Item1. Business are qualified by the section captioned “Forward-Looking Statements” in Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report and other cautionary statements set forth elsewhere in this Report.

General

Tompkins Financial Corporation, (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, insurance, and brokerage services. The Company’s subsidiaries include: three wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile and The Mahopac National Bank (“Mahopac National Bank”); a wholly-owned insurance subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”); a wholly-owned financial planning, wealth management and broker-dealer subsidiary, AM&M Financial Services, Inc. (“AM&M”); and Tompkins Capital Trust I and Sleepy Hollow Capital Trust I, each of whose common stock is 100% owned by the Company. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (607) 273-3210. The Company’s common stock is traded on the NYSE-Amex under the Symbol “TMP.”

Tompkins was organized in 1995, under the laws of the State of New York, as a bank holding company for the Trust Company, a commercial bank that has operated in Ithaca, New York and surrounding communities since 1836. Information relating to revenues, profit and loss, and total assets for the Company’s two business segments – banking and financial services - is incorporated herein by reference to Part II, Item 7. of this Report.

The Company’s strategic initiatives include diversification within its markets, growth of its fee-based businesses, and growth internally and through acquisitions of financial institutions, branches, and financial services businesses. As such, the Company from time to time considers acquiring banks, thrift institutions, branch offices of banks or thrift institutions, or other businesses within markets currently served by the Company or in other locations that would complement the Company’s business or its geographic reach. The Company generally targets merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. The Company has pursued acquisition opportunities in the past, and continues to review different opportunities.

On May 9, 2008, the Company acquired control of Sleepy Hollow Bancorp, Inc., (“Sleepy Hollow”), a privately held bank holding company located in Sleepy Hollow, New York. The outstanding shares of common stock of Sleepy Hollow were cancelled and exchanged for the right to receive the merger consideration totaling $30.2 million. The cost of the Sleepy Hollow acquisition was approximately $30.5 million, including acquisition related costs of approximately $234,000. Upon completion of the Sleepy Hollow acquisition, Sleepy Hollow Bank, the wholly-owned subsidiary of Sleepy Hollow, was merged into Mahopac National Bank, and its five full service offices and one limited service office, all in Westchester County, New York, became offices of Mahopac National Bank. Additional information on recent acquisitions is provided in “Note 2 Mergers and Acquisitions” in the Notes to Consolidated Financial Statements in Part II, Item 7. of this Report.

Narrative Description of Business

Information about the Company’s business segments is included in “Note 22 Segment and Related Information” in the Notes to Consolidated Financial Statements in Part II, Item 7. of this Report. The Company has identified two business segments, banking and financial services. Financial services activities consist of the results of the Company’s trust, financial planning and wealth management, broker-dealer services, and insurance and risk management operations. All other activities are considered banking.

Banking services consist primarily of attracting deposits from the areas served by the Company’s banking subsidiaries’ 45 banking offices and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans, and leases in those same areas. Residential real estate mortgage loans are generally underwritten in accordance with Federal Home Loan Mortgage Corporation (“FHLMC”) guidelines, which enhance the liquidity of these lending products. The Company’s subsidiary banks have sold residential mortgage loans to FHLMC over the past several years to manage exposure to changing interest rates and to take advantage of favorable market conditions. The Company’s subsidiary banks retain the servicing of the loans sold to FHLMC and record a servicing asset at the time of sale. For additional details on loan sales, refer to “Note 5 Loan and Lease Classification Summary and Related Party Transactions” in the Notes to Consolidated Financial Statements in Part II, Item 7. of this Report.

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

The Company adopted FASB ASC Topic 825, Financial Instruments (“ASC Topic 825”), effective January 1, 2008. With the adoption, the Company elected to account for certain securities and certain borrowings at fair value, with unrealized gains or losses included in earnings.

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

Subsidiaries

The Company operates three banking subsidiaries, an insurance agency subsidiary, and a financial planning, wealth management, and broker-dealer subsidiary in New York. In addition, The Company also owns 100% of the common stock of Tompkins Capital Trust I and Sleepy Hollow Capital Trust I. The Company’s subsidiary banks operate 45 offices, including 3 limited-service offices, serving communities in New York. The decision to operate as three locally managed community banks reflects management’s commitment to community banking as a business strategy. For Tompkins, personal delivery of high quality services, a commitment to the communities in which we operate, and the convergence of a single-source financial service provider characterize management’s community banking approach. The combined resources of the Tompkins organization provides increased capacity for growth and the greater capital resources necessary to make investments in technology and services. Tompkins has developed several specialized financial services that are now available in markets served by all three subsidiary banks. These services include trust and investment services, insurance, leasing, card services, Internet banking, and remote deposit services.

Tompkins Trust Company (the “Trust Company”)

The Trust Company is a New York State-chartered commercial bank that has operated in Ithaca, New York and surrounding communities since 1836. The Trust Company operates 15 banking offices, including 2 limited-service banking offices in the counties of Tompkins, Cortland, Cayuga and Schuyler, New York. The Trust Company’s largest market area is Tompkins County, which has a population of approximately 101,000. Education plays a significant role in the Tompkins County economy with Cornell University and Ithaca College being two of the county’s major employers. The negative trends affecting the national economy have had an impact on the markets served by the Trust Company, as evidenced by an increase in the unemployment rate. Nevertheless, trends for unemployment and housing compare favorably to New York State and national trends. The Trust Company has a full-service office in Cortland, New York and a full-service office in Auburn, New York. Both of these offices are located in counties contiguous to Tompkins County.

The Bank of Castile (“The Bank of Castile”)

The Bank of Castile is a New York State-chartered commercial bank and conducts its operations through its 15 banking offices, in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. The main business office for The Bank of Castile is located in Batavia, New York and is shared with Tompkins Insurance. The Bank of Castile serves a five-county market, much of which is rural in nature, but also includes Monroe County, where the city of Rochester is located. The population of the counties served by The Bank of Castile, other than Monroe, is approximately 205,000. The Bank of Castile lending portfolio includes loans to the agricultural industry. Weak economic conditions and low milk prices strained the agricultural industry in 2009.

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

Putnam County has a population of approximately 99,000 and is about 60 miles north of Manhattan. Dutchess County has a population of approximately 293,000, and Westchester County has a population of approximately 954,000. All three counties have seen an increase in the unemployment rate as a result of the downturn in the State and national economies. Given the proximities of these counties to New York City, the significant layoffs at financial firms and large corporations are likely to have an impact on the local economies, the extent of which is difficult to estimate. The recent turbulence experienced by many financial industry competitors has also provided continued opportunities for growth.

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

Tompkins Capital Trust I

Tompkins Capital Trust I is a Delaware statutory business trust formed in 2009. In 2009, the Tompkins Capital Trust I issued $20.5 million of trust preferred securities and lent the proceeds to the Company to support business growth and for general corporate purposes. The Company guarantees, on a subordinated basis, payments of distributions on the trust preferred securities and payments on the redemption of the trust preferred securities. Tompkins Capital Trust I is a variable interest entity for which the Company is not the primary beneficiary. In accordance with the applicable accounting standards related to variable interest entities, the accounts of Tompkins Capital Trust I are not included in the Company’s consolidated financial statements. However, the $20.5 million of trust preferred securities issued by Tompkins Capital Trust I are included in the Tier 1 capital of the Company for regulatory capital purposes pursuant to regulatory guidelines.

Sleepy Hollow Capital Trust I

Sleepy Hollow Capital Trust I, a Delaware statutory business trust, was formed in August 2003 and issued $4.0 million of floating rate (three-month LIBOR plus 305 basis points) trust preferred securities. The Company acquired Sleepy Hollow Capital Trust I through the acquisition of Sleepy Hollow Bancorp, Inc. in May 2008.

For additional details on Tompkins Capital Trust I and Sleepy Hollow Capital Trust I refer to “Note 12 Trust Preferred Debentures” in the Notes to Consolidated Financial Statements in Part II, Item 7. of this Report.

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

The Company’s financial services subsidiaries are subject to examination and regulation by various regulatory agencies, including the New York State Insurance Department, Securities and Exchange Commission (“SEC”), and the Financial Industry Regulatory Authority (“FINRA”). Tompkins Investment Services is subject to examination and comprehensive regulation by the FDIC and NYSBD.

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

FRB regulations provide that dividends shall not be paid except out of current earnings and unless the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality, and overall financial condition. Tompkins’ primary source of funds to pay dividends on its common stock is dividends from its subsidiary banks. The subsidiary banks are subject to regulations that restrict the dividends that they may pay to Tompkins.

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

For further information concerning the regulatory capital requirements, actual capital amounts and the ratios of Tompkins and its bank subsidiaries, see the discussion in “Note 20 Regulations and Supervision” in Notes to Consolidated Financial Statements in Part II, Item 7. of this Report.

Deposit Insurance

Historically, all deposit accounts of the Company’s subsidiary banks were insured by the Deposit Insurance Fund (“DIF”), generally in amounts up to $100,000 per depositor. Certain types of retirement accounts are insured up to $250,000 per insured depositor. In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program (“TLGP”). The TLGP provides full FDIC deposit insurance on funds invested in noninterest-bearing transaction accounts, and Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum held at participating FDIC insured institutions. In November 2008, Tompkins elected to participate in the TLGP. For this additional insurance coverage, participating depository institutions paid a fee of 10 basis points per quarter on amounts in covered accounts exceeding $250,000. The TLGP was initially set to end on December 31, 2009, but was extended until June 30, 2010. The extension provided an opportunity to opt out of the program, however, Tompkins has elected to continue enrollment. A new risk-based pricing schedule will accompany this extension and cost increases will range from an additional 5 - 15 basis points (annualized) for Risk Category I through IV institutions. Risk Category I institutions would be assessed an additional 5 basis points for continued participation in the program. All of Tompkins’ subsidiary banks fall within the Risk Category I classification as of the report date. Separately, Congress extended the temporary increase in the standard coverage limit to $250,000 until December 31, 2013.

On December 16, 2008, the Board of Directors of the FDIC voted to adopt a final rule increasing risk-based assessment rates uniformly by 7 basis points (7 cents for every $100 of deposits), on an annual basis, for the first quarter of 2009. This increase is a response to higher levels of bank failures that occurred in 2008. The assessment increase creates a path for the DIF to return to its statutorily mandated level. Under the final rule, risk-based rates would range between 12 and 50 basis points (annualized) for the first quarter 2009 assessment. The Chairman of the Committee on Banking, Housing, and Urban Affairs also introduced legislation which was in approved by Congress in May 2009, The Depositor Protection Act of 2009, which increased the FDIC’s borrowing authority with the U.S. Treasury to $100.0 billion from $30.0 billion with a temporary ceiling of $500.0 billion through 2010.

On May 22 2009, the FDIC approved a final rule for a special assessment of 5 basis points on each insured depository institution’s assets minus Tier 1 capital; not to exceed 10 basis points of the institution’s risk-based assessment as of June 30, 2009, to restore the DIF. The Company’s subsidiary banks paid a special assessment of $1.4 million in 2009.

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly insurance premium for the fourth quarter of 2009, and all of 2010, 2011 and 2012. For purposes of calculating the assessment; beginning on September 29, 2009, the FDIC increased annual assessment rates uniformly by 3 basis points beginning in 2011. In addition, an institution’s third quarter 2009 assessment base was increased quarterly at a 5 percent annual growth rate through the end of 2012. On December 30, 2009, the Company paid $12.2 million related to the 3 year premium FDIC insurance prepayments for its subsidiary banks.

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

The Reform Act provided for a one-time assessment credit for eligible insured depository institutions (those institutions that were in existence on December 31, 1996 and paid a deposit insurance assessment prior to that date, or are a successor to any such institution). The credit was to be used to offset up to 100% of the 2007 DIF assessment, and if not completely used in 2007, was to be applied to not more than 90% of each of the aggregate 2008, 2009 and 2010 DIF assessments. The Company’s one-time historical assessment credit was $1.0 million, of which $370,000 and $657,000 were used to offset the Federal deposit insurance assessments in 2008 and 2007, respectively. FDIC insurance expense, excluding the TLGP program, special assessments levied in 2009, and Financing Corporation (“FICO”) assessments totaled $2.9 million in 2009, $865,000 in 2008 and $14,000 in 2007.

In addition to the risk-based deposit insurance assessments, the FDIC is a collection agent for additional assessments imposed by FICO, a separate U.S. government agency affiliated with the FDIC, on insured deposits to pay for the interest cost of FICO bonds. The Company paid FICO assessments of $246,000 in 2009 and $225,000 in 2008.

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

The Emergency Economic Stabilization Act of 2008

In the third quarter of 2008, the Federal Reserve, the U.S. Treasury, and the FDIC initiated measures to stabilize the financial markets and to provide liquidity for financial institutions. The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted in October of 2008 and authorizes the U.S. Treasury to provide funds to be used to restore liquidity and stability to the U.S. financial system. Under authority of EESA, the U.S. Treasury initiated a voluntary capital purchase program to encourage financial institutions to build capital to increase lending and to support the economy. Under the program, the U.S. Treasury has been purchasing senior preferred shares of financial institutions, together with warrants to purchase shares of common stock. The Company determined that it did not need additional capital and, although eligible to participate in this program, elected not to issue and sell shares of preferred stock. As mentioned above, EESA also increased FDIC insurance deposit limits for most accounts from $100,000 to $250,000 through December 31, 2009.

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

Consumer Protection Laws

In connection with their lending and leasing activities, the Company’s banking subsidiaries are subject to a number of federal and state laws designed to protect borrowers and promote lending. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and similar laws at the State level.

Effective July 1, 2010, a new federal banking rule under the Electronic Fund Transfer Act will prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machines (“ATM”) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those type of transactions. If a consumer does not opt in, any ATM transaction or debit that overdraws the consumer’s account will be denied. Overdrafts on the payment of checks and regular electronic bill payments are not covered by this new rule. Before opting in, the consumer must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. Financial institutions must provide consumers who do not opt in with the same account terms, conditions and features (including pricing) that they provide to consumers who do opt in.

Other Legislative Initiatives

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

Employees

At December 31, 2009, the Company had 744 employees, approximately 80 of whom were part-time. No employees are covered by a collective bargaining agreement and the Company believes its employee relations are excellent.

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

Economic conditions have been weak over the last three years. Overall market conditions in 2009 included a weakened housing market with falling home prices and rising foreclosures, higher unemployment, difficulties in financial and credit markets, slowdown in consumer spending, a decrease in consumer confidence, slumping auto sales, and generally reduced business activity across a wide range of industries and regions in the U.S.

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

•	A continued rise in unemployment may result in lower demand for the Company’s products and services.

•	Weak equities markets and declining stock market prices may affect the volume of income and demand for fee-based services in the Company’s financial services segment.

•	Lower earnings could result from other-than-temporary impairment charges related to the Company’s investment securities portfolio.

•

An increase in bank failures may result in additional increases in FDIC premiums as well as additional banking regulations, which would negatively affect the Company’s results of operations. In 2009, the Company’s FDIC insurance deposit expense increased significantly over prior year as a result of higher deposit premium rates and a special assessment in the second quarter of 2009.

Economic conditions in 2008 and 2009 contributed to an increase in the Company’s past due loans and leases, nonperforming assets and net loan and lease losses as well as a decrease in income from certain fee based products and services. While Tompkins operates in markets that have been impacted to a lesser extent than many areas around the country, there is no assurance that these conditions may not adversely affect the credit quality of the Company’s loans, results of operations and financial condition going forward.

Interest Rate Risk

The Company’s earnings, financial condition and liquidity are susceptible to fluctuations in market interest rates. This exposure is a result of assets and liabilities repricing at different times and by different amounts as interest rates changes. Net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and borrowings, is the largest component of the Company’s total revenues. The level of net interest income is dependent upon the volume and mix of interest-earning assets and interest-bearing liabilities, the level of nonperforming assets, and the level and trend of interest rates. Changes in market interest rates will also affect the level of prepayments on the Company’s loans and payments on mortgage-backed securities, resulting in the receipt of proceeds that may be reinvested at a lower rate than the loan or mortgage-backed security being prepaid. Interest rates are highly sensitive to many factors, including: inflation, economic growth, employment levels, monetary policy and international markets. Significant fluctuations in interest rates could have a material adverse affect on the Company’s earnings, financial condition, and liquidity.

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

For additional information about how the Company manages its interest rate risk, refer to Part II, Item 6A, “Quantitative and Qualitative Disclosures About Market Risk” of this Report.

Credit Risk

The Company’s business of originating and underwriting loans involves credit risk, which is the risk of loss of principal or interest because borrowers, guarantors and related parties fail to perform in accordance with the terms of their loan agreements. The Company has seen some deterioration in asset quality measures over the past two years, driven in large part by weak economic conditions. While management believes that it has appropriately identified and reserved for the credit exposure in these lending relationships, a continuation or worsening of the current economic conditions may result in further declines in asset quality measures and increases in loan losses. To help mitigate credit risk, the Company has adopted comprehensive credit policies, underwriting standards, and loan review procedures. The Company has developed an internal loan grading system which is applied to all commercial and commercial real estate loans. On a quarterly basis, the Company reviews all commercial and commercial real estate loans greater than $500,000 that are below a certain risk rating. Meetings are held to discuss these relationships, including operating results, future cash flows, recent developments and the borrower’s outlook, accrual status, and the timing and extent of potential losses, considering collateral valuation and other factors. The Company maintains an allowance for loan losses that in management’s judgment is adequate to absorb losses inherent in the loan and lease portfolio.

As of December 31, 2009, residential real estate loans represented approximately 32.5% of the Company’s loan portfolio. In light of the Company’s underwriting standards, historical experience, and current trends within the residential portfolio, these types of loans are generally viewed as having less risk of default than commercial or commercial real estate loans. See Part II, Item 7, “Loans and Leases” and “The Allowance for Loan and Lease Losses” of this Report for further discussion of the lending portfolio and the allowance for loan and lease losses.

The Company regularly reviews its investment securities for declines in value below amortized cost that might be characterized as other-than-temporary. Any declines in value below amortized cost that are deemed to be other-than- temporary are charged to earnings. Management believes that it has established policies and procedures that are appropriate to mitigate the risk of loss. Nonetheless, these policies and procedures may not prevent unexpected losses that could have a material adverse effect on the Company’s business, financial condition, results of operations, or liquidity.

With weak economic conditions throughout 2009 and into 2010, credit risk may continue to increase. A weakening economy, increasing unemployment or further deterioration of housing markets could result in increased credit losses.

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

The Company is subject to state and federal tax laws and regulations. Changes to these regulations could impact future tax expense and the value of deferred tax assets. Each of the Company’s banking subsidiaries is a majority owner of a real estate investment trust (“REIT”). Legislation is periodically proposed at the State level that would change the treatment of dividends paid by the REITs. Changes to the laws governing the taxation of REITs would likely result in additional income tax expense.

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

The Company’s executive offices are located at 110 North Tioga Street, Ithaca, New York. The Company’s banking subsidiaries have 45 branch offices, of which 28 are owned and 17 are leased at market rents. The Company’s insurance subsidiary has 5 stand-alone offices, of which 3 are owned by the Company and 2 are leased at market rents. The Company’s wealth management and financial planning subsidiary has 1 office, which it leases at a market rent. Management believes the current facilities are suitable for their present and intended purposes. For additional information about the Company’s facilities, including rental expenses, see “Note 8 Bank Premises and Equipment” in Notes to Consolidated Financial Statements in Part II, Item 7. of this Report.

Item 3.	Legal Proceedings

In October 2007, Visa USA (“Visa”) completed a reorganization in contemplation of its initial public offering (“IPO”), which was completed in the first quarter of 2008. As part of that reorganization, Tompkins and other member banks of Visa received shares of common stock of Visa, Inc. Those banks are also obligated under various agreements with Visa to share in losses stemming from certain litigation (“Covered Litigation”). Tompkins is not a named defendant in any of the Covered Litigation. Although Visa set aside a portion of the proceeds from its IPO in an escrow account to fund any judgments or settlements that may arise out of the Covered Litigation, guidance from the Securities and Exchange Commission (“SEC”) indicated that Visa member banks should record a liability for the fair value of the contingent obligation to Visa. As of December 31, 2009, the Company had a liability of $450,000 related to the Visa litigation.

The Company is involved in legal proceedings in the normal course of business, none of which are expected to have a material adverse impact on the financial condition or results of operations of the Company.

Executive Officers of the Registrant

The information concerning the Company’s executive officers is provided below as of March 1, 2010. Unless otherwise stated, executive officers’ terms run until the first meeting of the board of directors after the Company’s annual meeting of shareholders, and until their successors are elected and qualified.

Name	Age	Title	Year Joined Company

Stephen S. Romaine	45	President and CEO	January 2000
James W. Fulmer	58	Vice Chairman of the Board	January 2000
Robert B. Bantle	58	Executive Vice President	March 2001
David S. Boyce	43	Executive Vice President	January 2001
Francis M. Fetsko	45	Executive Vice President and CFO	October 1996
Gregory J. Hartz	49	Executive Vice President	August 2002
Gerald J. Klein, Jr.	51	Executive Vice President	January 2000
Richard W. Page, Jr.	48	Senior Vice President and Chief Technology Officer	August 2008
Thomas J. Rogers	39	Executive Vice President	January 2006
Kathleen M. Rooney	57	Executive Vice President	April 2004

Business Experience of the Executive Officers:

Stephen S. Romaine was appointed President and Chief Executive Officer of the Company effective January 1, 2007. From 2003 through 2006, he served as President and Chief Executive Officer of Mahopac National Bank. Prior to this appointment, Mr. Romaine was Executive Vice President and Chief Financial Officer of Mahopac National Bank. Mr. Romaine currently serves on the board of the New York Bankers Association.

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

Robert B. Bantle has been employed by the Company since March 2001. He currently serves as Executive Vice President of Tompkins Services, a group that provides support to the Company in the areas of Human Resources, Training & Development, Consumer and Residential Lending Services, Collections, and Commercial Loan Operations. Prior to this assignment, he was also responsible for several additional areas including Operations, Information Technology, Remote Banking, and Card Services.

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

Richard W. Page, Jr. has been employed with Tompkins since 2007 as its Senior Vice President and Chief Technology Officer. He was made a Senior Vice President of the Company, effective August 4, 2008. He was formerly with IBM, and is a graduate of Buffalo University, with an MBA from Syracuse University.

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

PART II

Item 4.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividend Information

The Company’s common stock is traded under the symbol “TMP” on the NYSE-Amex (the “Exchange”). The high and low closing sale prices, which represent actual transactions as quoted on the Exchange, of the Company’s common stock for each quarterly period in 2008 and 2009 are presented below. The per share dividends paid by the Company in each quarterly period in 2008 and 2009 and the payment dates of these dividends are also presented below.

		Market Price		Cash Dividends
		High	Low	Amount	Date Paid

2008	1st Quarter	$46.00	$32.88	$.29	2/15/08
	2nd Quarter	46.50	33.82	.29	5/15/08
	3rd Quarter	49.55	33.16	.31	8/15/08
	4th Quarter	53.91	33.86	.31	11/14/08

2009	1st Quarter	$50.76	$29.55	$.31	2/16/09
	2nd Quarter	45.95	36.64	.31	5/15/09
	3rd Quarter	43.59	38.25	.31	8/14/09
	4th Quarter	41.23	35.68	.31	11/16/09

Cash dividends per share and the high and low market prices in the table above have been retroactively adjusted to reflect a 10% stock dividend paid on February 15, 2010.

As of February 22, 2010, there were approximately 2,087 holders of record of the Company’s common stock.

The Company’s ability to pay dividends is generally limited to earnings from the prior year, although retained earnings and dividends from its subsidiaries may also be used to pay dividends under certain circumstances. The Company’s primary source of funds to pay for shareholder dividends is receipt of dividends from its subsidiaries. Future dividend payments to the Company by its subsidiaries will be dependent on a number of factors, including the earnings and financial condition of each subsidiary, and are subject to the regulatory limitations discussed in “Note 20 Regulations and Supervision” in Notes to Consolidated Financial Statements in Part II, Item 7. of this Report.

Issuer Purchases of Equity Securities

The following table includes all Company repurchases, including those made pursuant to publicly announced plans or programs during the quarter ended December 31, 2009.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (d)

October 1, 2009 through October 31, 2009	1,122	$43.11	0	143,500

November 1, 2009 through November 30, 2009	400	$40.64	0	143,500

December 1, 2009 through December 31, 2009	1,055	$40.41	0	143,500

Total	2,577	$41.62	0	143,500

On July 22, 2008, the Company’s Board of Directors approved a stock repurchase plan (the “2008 Plan”). The 2008 Plan authorizes the repurchase of up to 150,000 shares of the Company’s outstanding common stock over a two-year period. The 2008 Plan replaces a previous repurchase plan that expired in July 2008. The Company did not purchase any shares under the 2008 Plan during the fourth quarter of 2009. The Company has purchased 6,500 shares under the 2008 Plan since its inception: 5,000 shares at an average price of $35.51 during the first quarter of 2009 and 1,500 shares at an average price of $38.53 in 2008.

Included above are 1,122 shares purchased in October 2009, at an average cost of $43.11, 400 shares purchased in November 2009 at an average cost of $40.64, and 1,055 shares purchased in December 2009, at an average cost of $40.41 by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, and were part of the director deferred compensation under that plan. Shares purchased under the rabbi trust are not part of the Board approved stock repurchase plan.

Recent Sales of Unregistered Securities

None

Equity Compensation Plan Information

Information regarding securities authorized for issuance under equity compensation plans is provided in Part III, “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Report.

Performance Graph

The following graph compares the Company’s cumulative total stockholder return since December 31, 2004, with (1) the total return index for the NASDAQ Composite and (2) the total return index for SNL Bank Index. The graph assumes $100.00 was invested on December 31, 2004, in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

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

	Period Ending

Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

Tompkins Financial Corporation	100.00	94.63	108.45	95.60	146.94	105.87
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Bank	100.00	101.36	118.57	92.14	52.57	52.03

Item 5.	Selected Financial Data

The following consolidated selected financial data is taken from the Company’s audited financial statements as of and for the five years ended December 31, 2009. The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto in Part II, Item 7. of this Report. All of the Company’s acquisitions during this five year period were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included in the Company’s results of operations since their respective acquisition dates.

	Year ended December 31
(in thousands except per share data)	2009	2008	2007	2006	2005

FINANCIAL STATEMENT HIGHLIGHTS
Assets	$3,153,260	$2,867,722	$2,359,459	$2,210,837	$2,106,870
Total loans	1,914,818	1,817,531	1,440,122	1,326,298	1,271,349
Deposits	2,439,864	2,134,007	1,720,826	1,709,420	1,683,010
Other borrowings	208,956	274,791	210,862	85,941	63,673
Shareholders’ equity	245,008	219,361	198,647	191,072	182,673
Interest and dividend income	146,795	140,783	132,441	121,041	106,707
Interest expense	39,758	50,393	58,412	48,184	31,686
Net interest income	107,037	90,390	74,029	72,857	75,021
Provision for loan and lease losses	9,288	5,428	1,529	1,424	2,659
Net securities gains (losses)	348	477	384	15	(1,526)
Net income	31,831	29,834	26,371	27,767	27,685
PER SHARE INFORMATION (1)
Basic earnings per share	2.98	2.81	2.47	2.56	2.55
Diluted earnings per share	2.96	2.78	2.45	2.52	2.52
Cash dividends per share	1.24	1.20	1.13	1.04	0.97
Book value per share	22.87	20.44	18.71	17.49	16.70
SELECTED RATIOS
Return on average assets	1.06%	1.13%	1.16%	1.30%	1.36%
Return on average equity	13.66%	14.15%	13.88%	14.90%	15.69%
Average shareholders’ equity to average assets	7.74%	8.01%	8.38%	8.71%	8.66%
Dividend payout ratio	41.61%	42.70%	45.75%	40.63%	38.04%

OTHER SELECTED DATA (in whole numbers, unless otherwise noted)

Employees (average full-time equivalent)	720	686	662	658	587
Banking offices	45	45	39	37	34
Bank access centers (ATMs)	67	69	61	59	51
Trust and investment services assets under management, or custody (in thousands)	$2,542,792	$2,161,484	$2,345,575	$2,183,114	$1,534,557

(1) Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on February 15, 2010 and a 10% stock dividend paid on May 15, 2006.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of the Company and its operating subsidiaries for the periods shown. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with other sections of this Report on Form 10-K, including Part I, “Item 1. Business”, Part II, “Item 5. Selected Financial Data”, and Part II, “Item 7. Financial Statements and Supplementary Data”.

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

The Company has developed a methodology to measure the amount of estimated loan loss exposure inherent in the loan portfolio to assure that an adequate allowance is maintained. The Company’s methodology is based upon guidance provided in SEC Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues and includes allowance allocations calculated in accordance with Accounting Standards Codification (“ASC”) Topic 310, Receivables, and allowance allocations calculated in accordance with ASC Topic 450 Contingencies. The Company’s methodology for determining and allocating the allowance for loan and lease losses focuses on ongoing reviews of larger individual loans and leases, historical net charge-offs, delinquencies in the loan and lease portfolio, the level of impaired and nonperforming assets, values of underlying loan and lease collateral, the overall risk characteristics of the portfolios, changes in character or size of the portfolios, geographic location, current economic conditions, changes in capabilities and experience of lending management and staff, and other relevant factors. The various factors used in the methodologies are reviewed on a periodic basis.

Since the methodology is based upon historical experience, market trends, and management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, changes in interest rates, concentration of risk, declines in local property values, and the view of regulatory authorities towards loan classifications. While management considers the allowance to be adequate as of December 31, 2009, under adversely different conditions or assumptions, the Company would need to increase the allowance. Refer to the section captioned “Allowance for Loan and Lease Losses” elsewhere in this discussion for further details on the Company’s methodology and allowance.

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

Another critical accounting policy is the policy for reviewing available-for-sale securities and held-to-maturity securities to determine if declines in fair value below amortized cost are other-than-temporary as required by FASB ASC Topic 320, Investments – Debt and

Equity Securities. When an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. In estimating other-than-temporary impairment losses, management considers, among other factors, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, underlying collateral of the security, and the structure of the security.

All accounting policies are important and the reader of the financial statements should review these policies, described in “Note 1 Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements in Part II, Item 7. of this Form 10-K, to gain a better understanding of how the Company’s financial performance is reported.

RESULTS OF OPERATIONS
(Comparison of December 31, 2009 and 2008 results)

General

The Company reported diluted earnings per share of $2.96 in 2009, an increase of 6.5% over diluted earnings per share of $2.78 in 2008. Net income for the year ended December 31, 2009, was $31.8 million, up 6.7% compared to $29.8 million in 2008. Improvement in 2009 results over prior year was largely due to improved net interest margin and growth in earning assets. Both 2009 and 2008 results included certain nonrecurring items. Net income for 2009 included $1.4 million of expense related to the FDIC’s special deposit insurance assessment. This item negatively impacted 2009 diluted earnings per share by $0.07. Net income for 2008 included after-tax income of $983,000 ($1.6 million pre-tax) related to the Visa IPO. This item added $0.09 to 2008 diluted earnings per share.

In addition to earnings per share, key performance measurements for the Company include return on average shareholders’ equity (ROE) and return on average assets (ROA). ROE was 13.66% in 2009, compared to 14.15% in 2008, while ROA was 1.06% in 2009, compared to 1.13% in 2008. Tompkins’ ROA and ROE continue to compare favorably to peer ratios, ranking in the 83rd percentile for ROA and the 89th percentile for ROE of its peer group. The peer group is from the Federal Reserve Board and represents banks and bank holding companies with assets between $3.0 billion and $10.0 billion. The peer ratios are as of December 31, 2009, the most recent data available from the Federal Reserve Board. Total revenues, consisting of net interest income and noninterest income, were $153.3 million in 2009, up $16.8 million or 12.3% over 2008. Revenues in 2008 included $1.6 million of income related to the Visa IPO. Total revenues in 2009 benefited from solid growth in net interest income, resulting from lower funding costs and growth in average earning assets. Low market interest rates in 2009 affected both asset yields and funding costs. However, deposit pricing strategies resulted in funding costs decreasing at a faster rate than asset yields. Noninterest income in 2009 benefited from net gains on assets and liabilities held at fair value and gains on the sales of residential mortgage loans as low interest rates led to higher volumes of loan originations.

Total assets were up 10.0% to $3.2 billion at December 31, 2009. Asset growth over the past twelve months included a $97.3 million increase in total loans and leases and a $168.7 million increase in the securities portfolio. Nonperforming assets increased to 1.12% of total assets, up from 0.56% at year-end 2008, driven in part by deteriorating trends in asset quality due to weak economic conditions.

Segment Reporting

The Company has identified two business segments, banking and financial services. Financial services activities consist of the results of the Company’s trust, financial planning and wealth management, broker-dealer services, and risk management operations. All other activities are considered banking.

The Banking segment reported net income of $28.4 million in 2009, up $2.4 million or 9.5% from net income of $26.0 million in 2008, driven by strong growth in net interest income. Net interest income of $106.8 million was up $16.6 million, or 18.4% in 2009 from $90.2 million in 2008. Net interest income benefited from growth in average earning assets and lower rates paid on interest-bearing liabilities. Both 2009 and 2008 had nonrecurring items, which affect the year-over-year comparison of operating results. Noninterest expense in 2009 included $1.4 million of expense ($0.07 per diluted share) related to the FDIC’s special assessment, while noninterest income in 2008 included $1.6 million ($0.09 per diluted share) related to the Visa IPO.

The provision for loan and lease losses in 2009 was $9.3 million, compared to $5.4 million in 2008. The higher provision expense reflects deterioration in asset quality measures as evidenced by an increase in net charge-offs and nonperforming loans, growth in loans and leases, and the impacts of a weak economy.

Noninterest income of $21.2 million in 2009 was up 1.6% over 2008. As previously mentioned, 2008 noninterest income included $1.6 million of proceeds from the Visa IPO. Service charges on deposit accounts were down $880,000 or 8.6% in 2009 from the prior year. Noninterest income in 2009 benefited from net mark-to-market gains on securities and liabilities held at fair value of $1.5 million compared to net mark-to-market losses of $1.2 million in 2008. Higher residential loan originations and sales in 2009 produced gains on sales of loans of $1.4 million in 2009, up from $105,000 in 2008.

Noninterest expenses totaled $76.7 million in 2009, an increase of $9.0 million or 13.3% over the same period in 2008. The two main contributors to the growth in noninterest expense were FDIC deposits insurance assessments and salaries and benefits. FDIC deposit insurance assessments totaled $5.0 million in 2009, up from $933,000 in 2008, reflecting the special assessment and higher deposit premiums.

The Financial Services segment had net income of $3.4 million in 2009, a decrease of $464,000 or 12.0% from net income of $3.9 million in 2008. Noninterest income derived from the Financial Services segment was $25.6 million in 2009, a decrease of $207,000 or 0.8% compared the same period in 2008. Volatility in the bond and equity markets and a weak overall economy in 2009 had an adverse affect on fee-based businesses, including investment services income. The market value of assets managed by or in custody of the Company at year-end 2009 was up over prior year-end, increasing over the course of the year as a result of higher market levels and new business initiatives. Insurance revenues were up $700,000 or 6.0% in 2009 over prior year. Noninterest expenses of $20.5 million in 2009 were up $550,000 or 2.8% over the same period prior year. The increase was mainly in salaries and benefits, reflecting annual merit increases, stock-based and other incentive compensation accruals, and other operating expenses.

Net Interest Income

Table 1 – Average Statements of Condition and Net Interest Analysis shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Taxable-equivalent net interest income for 2009 was $110.0 million, an increase of $16.8 million, or 18.0%, compared to the same period in 2008. The favorable year-over-year comparison primarily resulted from an increase in the average volume of interest-earning assets, and an increase in net interest margin compared to the same period in the prior year. For 2009, average earning assets were up $359.4 million or 14.7%, over the same period in 2008. The taxable-equivalent net interest margin for 2009 of 3.92% was up from 3.81% in 2008. The net interest margin benefited from the decrease in short-term market interest rates throughout 2009, which reduced both asset yields and funding costs. The lower short-term market rates led to a 54 basis point decrease in the yield on average earning assets to 5.34% for 2009, compared to 5.88% for 2008; however, the decrease in yield on average earning assets was more than offset by lower funding costs. The average cost of interest-bearing liabilities for 2009 was down 83 basis points to 1.72%, compared to 2.55% for 2008.

Taxable-equivalent interest income was up 4.3% in 2009 over 2008. The growth in taxable-equivalent interest income was primarily a result of higher average loan and investment balances as average yields were lower year-over-year. Average loan balances were up $237.7 million or 14.7% in 2009 over 2008, while the average yield on loans decreased 56 basis points to 5.83%. Loan growth in 2009 included a $125.5 million increase in average commercial real estate loans, and a $47.8 million increase in average residential real estate loans. The decrease in yields on average loans in 2009 was partly due to refinancing activity as a result of the prime interest rate reduction of 400 basis points in 2008. Average securities balances were up $97.7 million in 2009 over 2008, while average yields were down 31 basis points.

Interest expense for 2009 was down 21.1% compared to 2008, reflecting lower average rates paid on deposits and borrowings, partially offset by growth in average balances. The average rate paid on interest-bearing deposits during 2009 of 1.28% was 90 basis points lower than the average rate paid in 2008. The decrease in the average cost of interest-bearing deposits reflects a decrease in the interest rates offered on deposit products due to decreases in average market rates combined with an increase in the relative proportion of lower cost savings and money market deposits. Average interest-bearing deposit balances increased by $314.5 million or 19.9% in 2009 compared to 2008. The majority of the increase was in average interest checking, savings and money market deposit balances, which were up 24.5% to $1.1 billion, and average time deposits of $100,000 or less balances were up 9.2% to $420.4 million. Average noninterest bearing deposit balances of $427.0 million were up 4.8% in 2009 over the same period in 2008. Average other borrowings of $204.5 million were up 6.4% over prior year, while the average yield was down 27 basis points from prior year.

Table 1 - Average Statements of Condition and Net Interest Analysis

	December 31,
	2009			2008			2007

(dollar amounts in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate

ASSETS
Interest-earning assets:
Certificates of deposit, other banks	$17,017	$27	0.16%	$6,239	$133	2.13%	$4,820	$217	4.50%
Money market funds	17,130	36	0.21	9,064	246	2.71	4,149	205	4.94
Securities (1)
U.S. Government securities	721,438	31,812	4.41	615,234	29,130	4.73	535,700	25,619	4.78
Trading securities	35,067	1,362	3.88	43,331	1,923	4.44	59,213	2,762	4.66
State and municipal (2)	111,253	6,715	6.04	110,551	6,648	6.01	103,213	6,270	6.07
Other securities (2)	20,710	1,064	5.14	21,620	1,177	5.44	18,499	1,031	5.57

Total securities	888,468	40,953	4.61	790,736	38,878	4.92	716,625	35,682	4.98
Federal funds sold	8,542	15	0.18	5,258	115	2.19	4,120	217	5.27
FHLB and FRB stock	20,274	893	4.40	18,490	1,074	5.81	13,450	1,010	7.51
Loans, net of unearned income (3)
Residential real estate	623,176	33,576	5.39	575,356	34,057	5.92	490,839	31,359	6.39
Commercial real estate	660,887	41,903	6.34	535,366	33,711	6.30	424,748	31,418	7.40
Commercial loans (2)	466,076	25,461	5.46	402,263	28,383	7.06	355,084	28,272	7.96
Consumer and other	87,283	6,083	6.97	85,350	6,118	7.17	81,865	5,862	7.16
Lease financing (2)	13,031	784	6.02	14,381	841	5.85	9,881	627	6.35

Total loans, net of unearned income	1,850,453	107,807	5.83	1,612,716	103,110	6.39	1,362,417	97,538	7.16

Total interest-earning assets	2,801,884	149,731	5.34	2,442,503	143,556	5.88	2,105,581	134,869	6.41

Noninterest-earning assets	207,123			190,517			160,643

Total assets	$3,009,007			$2,633,020			$2,266,224

LIABILITIES & SHAREHOLDERS’EQUITY
Deposits:
Interest-bearing deposits Interest checking, savings, and money market	$1,128,648	$8,694	0.77%	$906,404	$12,983	1.43%	$723,297	$14,361	1.99%
Time Deposits > $100,000	303,761	5,442	1.79	282,547	9,039	3.20	304,614	14,750	4.84
Time Deposits < $100,000	420,351	9,223	2.19	384,903	12,273	3.19	343,969	15,651	4.55
Brokered Time Dep. < $100,000	43,218	852	1.97	7,580	233	3.07	14,729	723	4.91

Total interest-bearing deposits	1,895,978	24,211	1.28	1,581,434	34,528	2.18	1,386,609	45,485	3.28
Federal funds purchased and securities sold under agreements to repurchase	190,975	6,254	3.27	203,385	7,496	3.69	199,126	8,125	4.08
Other borrowings	204,467	8,206	4.01	192,144	8,216	4.28	100,824	4,802	4.76
Trust preferred debentures	17,311	1,087	6.28	2,552	153	6.00	0	0	0.00

Total interest-bearing liabilities	2,308,731	39,758	1.72	1,979,515	50,393	2.55	1,686,559	58,412	3.46

Noninterest-bearing deposits	427,025			407,336			356,457
Accrued expenses and other liabilities	40,242			35,384			33,246

Total liabilities	2,775,998			2,422,235			2,076,262
Tompkins Financial Corporation shareholders’ equity	231,498			207,382			188,482
Noncontrolling interest	1,511			3,403			1,480

Total equity	233,009			210,785			189,962
Total liabilities and equity	$3,009,007			$2,633,020			$2,266,224

Interest rate spread			3.62%			3.33%			2.95%

Net interest income/margin on earning assets		$109,973	3.92%		$93,163	3.81%		$76,457	3.63%
Tax equivalent adjustment		(2,936)			(2,773)			(2,428)
Net interest income per consolidated financial statements		$107,037			$90,390			$74,029

(1) Average balances and yields on available-for-sale securities are based on amortized cost.

(2) Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax-exempt interest income to a taxable equivalent basis.

(3) Nonaccrual loans are included in the average loan totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in “Note 1 Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Part II, Item 7. of this Report.

Table 2 - Analysis of Changes in Net Interest Income

(in thousands) (taxable equivalent)	2009 vs. 2008			2008 vs. 2007

	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Average Yield/Rate	Total	Volume	Average Yield/Rate	Total

INTEREST INCOME:
Certificates of deposit, other banks	$91	$(197)	$(106)	$52	$(136)	$(84)
Money market funds	120	(330)	(210)	164	(123)	41
Federal funds sold	45	(145)	(100)	49	(151)	(102)
Investments:
Taxable	4,418	(2,410)	2,008	3,190	(372)	2,818
Tax-exempt	(4)	71	67	415	(37)	378
FHLB and FRB stock	96	(277)	(181)	325	(261)	64
Loans, net:
Taxable	14,276	(9,886)	4,390	16,235	(10,849)	5,386
Tax-exempt	88	219	307	365	(179)	186

Total interest income	$19,130	$(12,955)	$6,175	$20,795	$(12,108)	$8,687

INTEREST EXPENSE:
Interest-bearing deposits:
Interest checking, savings, and money market	2,673	(6,962)	(4,289)	3,153	(4,531)	(1,378)
Time	2,653	(8,681)	(6,028)	541	(10,120)	(9,579)
Federal funds purchased and securities sold under agreements to repurchase	(439)	(803)	(1,242)	171	(800)	(629)
Other borrowings	1,251	(327)	924	4,010	(443)	3,567

Total interest expense	$6,138	$(16,773)	$(10,635)	$7,875	$(15,894)	$(8,019)

Net interest income	$12,992	$3,818	$16,810	$12,920	$3,786	$16,706

Notes: See notes to Table 1 above.

Changes in net interest income occur from a combination of changes in the volume of interest-earning assets and interest-bearing liabilities, and in the rate of interest earned or paid on them. The above table illustrates changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of the change. The $16.8 million increase in taxable-equivalent net interest income from 2008 to 2009 resulted from a $6.2 million increase in interest income and an $10.6 million decrease in interest expense. An increased volume of interest earning assets, in excess of interest bearing liabilities contributed to a net $13.0 million increase in taxable-equivalent net interest income between 2008 and 2009, while changes in interest rates increased taxable-equivalent net interest income by $3.8 million, resulting in the net increase of $16.8 million from 2008.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents management’s estimate of the expense necessary to maintain the allowance for loan and lease losses at an adequate level. The provision for loan and lease losses was $9.3 million in 2009, compared to $5.4 million in 2008. The increase in 2009 over prior year was due to growth in the overall loan portfolio, increases in nonperforming loans and leases and net charge-offs, as well as concerns over deteriorating economic conditions and uncertain real estate markets. Nonperforming loans and leases were $34.9 million or 1.82% of total loans and leases at December 31, 2009, compared with $16.0 million or 0.88% of total loans and leases at December 31, 2008. Net charge-offs of $3.6 million in 2009 represented 0.20% of average loans and leases during the period, compared to net charge-offs of $2.8 million in 2008, representing 0.18% of average loans and leases. See the section captioned “The Allowance for Loan and Lease Losses” included within “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition” of this Report for further analysis of the Company’s allowance for loan and lease losses.

Noninterest Income

Noninterest income is a significant source of income for the Company, representing 30.2% of total revenues in 2009, and 33.7% in 2008, and is an important factor in the Company’s results of operations. The decrease in noninterest income as a percentage of revenues in 2009 compared to 2008 was due to the $16.6 million or 18.4% growth in net interest income outpacing the growth in noninterest income which remained relatively flat compared to 2008. The May 2008 acquisition of Sleepy Hollow Bancorp, Inc.

(“Sleepy Hollow”) contributed to the stronger growth in net interest income, as the impact of the acquisition on the Company’s financial statements is included for a full year in 2009, and only a partial year in 2008.

Investment services income was $13.3 million in 2009, a decrease of 6.0% from $14.2 million in 2008. Investment services income reflects income from Tompkins Investment Services (“TIS”), a division within the Trust Company, and AM&M. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. TIS generates fee income through managing trust and investment relationships, managing estates, providing custody services, and managing investments in employee benefits plans. TIS also oversees retail brokerage activities in the Company’s banking offices. AM&M provides financial planning services, wealth management services, and brokerage services to independent financial planners and investment advisors. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The market value of assets managed by, or in custody of, Tompkins was $2.5 billion at December 31, 2009, up 13.6% from $2.2 billion at December 31, 2008. These figures include $733.0 million and $541.1 million, respectively, of Company-owned securities where TIS is custodian. The increase in the market value of assets over prior year, reflects a rebound in equity markets and new business. The Company was successful with business development initiatives and customer retention despite the challenging equities markets in 2009 and the recent turmoil in the financial markets.

Insurance commissions and fees were $12.3 million in 2009, an increase of $700,000 or 6.0% over 2008. The growth was at Tompkins Insurance and AM&M. Health and benefit related insurance commissions and fees were up $302,000 or 112.8% over prior year. The Company established this business line in late 2007, and added staff to expand its presence in the life, health and benefits areas. Revenues for personal lines were up $139,000 or 3.0% over prior year, while revenues for commercial lines were in line with prior year. Tompkins Insurance and AM&M continue to increase their penetration rate for customers of the Company’s banking subsidiaries.

Service charges on deposit accounts were $9.3 million in 2009, down 8.6% compared to $10.2 million in 2008. The largest component of this category is overdraft fees, which is largely driven by customer activity. Customer activity has been changing over the past several years, with electronic transactions such as debit cards and Internet banking reducing the volume of checks.

Card services income of $3.7 million in 2009 was up $326,000 or 9.8% from 2008. The primary components of card services income are fees related to debit card transactions and ATM usage. Debit card income increased by 7.8% compared to 2008 to $2.3 million, the increase was mainly due to higher volume, partially attributable to the full year impact of a reward based program implemented in the second quarter of 2008. ATM fee income increased by 7.8% compared to 2008, mainly due increased foreign transaction fees.

Net mark-to-market gains on securities and borrowings held at fair value totaled $1.5 million in 2009, compared to net mark-to-market losses of $1.2 million in 2008. Mark-to-market losses or gains relate to the change in the fair value of securities and borrowings where the Company has elected the fair value option. The favorable gain year-over-year is mainly attributed to changes in market interest rates.

The $1.6 million gain on Visa stock redemption in 2008 relates to the proceeds received from the Company’s allocation of the Visa, Inc. initial public offering (the “Visa IPO”), and consists of a $1.2 million gain on the partial redemption of Visa stock and a $0.4 million partial reversal of a fourth quarter 2007 accrual for indemnification charges. Visa withheld a portion of the shares allocated to its member banks to create an escrow account to cover the costs and liabilities associated with certain litigation for which its member banks are obligated to indemnify Visa. Visa’s funding of this escrow account allowed member banks to reverse litigation related accruals made in the fourth quarter of 2007, up to each bank’s proportionate membership interest in the $3.0 billion used to fund the escrow account.

Other income of $5.9 million in 2009 is up $140,000 or 2.4% from 2008. The primary components of other income are other service charges, increases in cash surrender value of life insurance, gains on sales of residential mortgage loans and income from miscellaneous equity investments, including the Company’s investment in a Small Business Investment Company (“SBIC”).

Other service charge income of $1.9 million was down $720,000 or 27.1% compared to the same period in 2008. Lower safe deposit box fees, lower loan related fees, and lower servicing income were the primary contributors to the decrease in other service charge income.

Increases in cash surrender value of corporate owned life insurance (“COLI”), net of mortality expense, were $1.1 million in 2009, compared to $1.4 million in 2008. The COLI relates to life insurance policies covering certain senior officers of the Company and its subsidiaries. The Company’s average investment in COLI was $35.3 million during 2009, compared to $32.8 million during 2008. The increase reflects earnings as well as the full year impact of the $3.5 million of COLI acquired in the Sleepy Hollow acquisition during the second quarter of 2008. Although income associated with the insurance policies is not included in interest income, the COLI produced an annualized tax-equivalent return of 5.1% for 2009, compared to 7.4% for 2008.

Net gains on the sales of residential mortgage loans totaled $1.4 million for 2009, compared to net gains of $105,000 in 2008. The increase in gains on sales of residential mortgage loans in 2009 is mainly a result of increased residential mortgage refinancing activity and the decision to sell certain loans in the secondary market to FHLMC. Low market interest rates led to a significant increase in the volume of homeowners refinancing existing mortgages to lower fixed rates. To manage interest rate risk exposures, the Company sold certain fixed rate loan production that had rates below or maturities greater than the thresholds set by the Company’s Asset/Liability Committee.

As of December 31, 2009, the Company’s miscellaneous equity investments, including its investment in an SBIC, totaled $4.3 million, compared to $4.5 million at year-end 2008. Income related to these investments was $767,000 in 2009, up from $546,000 in 2008. The increase in 2009 over 2008 reflects gains on the sale of one equity investment as the company was acquired. This gain was partially offset by lower income related to the Company’s SBIC investment. For 2009, the Company recognized income from this investment of $212,000, compared with income of $546,000 in 2008. The Company believes that as of December 31, 2009, there is no impairment with respect to this SBIC investment.

Management may periodically sell available-for-sale securities for liquidity purposes, to improve yields, or to adjust the risk profile of the portfolio. In 2009, the Company recognized net gains of $348,000 on sales of available-for-sale securities, primarily securities of U.S. government entities. The net gains on sales of available-for-sale securities of $477,000 in 2008 were primarily on the sale of the Company’s Mastercard stock that it received as a member bank at the time of Mastercard’s initial public offering.

Noninterest Expense

Noninterest expenses for 2009 were $96.6 million, an increase of 11.0% over noninterest expenses of $87.1 million for 2008. The increase in 2009 over 2008 was primarily in compensation and benefits related expenses, and FDIC deposit insurance expense. The acquisition of Sleepy Hollow impacted several noninterest expense categories discussed below.

Personnel-related expense increased by $3.4 million or 6.7% in 2009 over 2008. The increase was mainly in pension and other employee benefit related expenses, which were up $3.1 million or 29.7% in 2009 over 2008. Pension expense was up $2.0 million, while health and dental insurance was up $598,000 for the year ended December 31, 2009, when compared to the same period in 2008. The increase was partially due to an increase in average full-time equivalent employees (“FTEs”). Year-to-date December 31, 2009 FTEs of 720 were up from 686 at December 31, 2008. Salaries and wages were also up over prior year as a result of the increase in average FTEs, as well as annual merit increases.

Expenses related to bank premises and furniture and fixtures increased by $561,000 or 5.1% for the twelve months ended December 31, 2009 over the same period in 2008. 2009 reflected a full year of additional expense associated with the May 2008 acquisition of Sleepy Hollow, which added six banking offices to the Company’s branch network.

FDIC insurance of $5.0 million in 2009 is over prior year by $4.0 million, or 433.3%. The increase reflects higher insurance premiums and a special deposit insurance assessment of $1.4 million in the second quarter of 2009. The increase in 2009 was also partly related to the additional 10 basis points paid on covered transaction accounts exceeding the $250,000 under the Temporary Liquidity Guaranty Program. Deposit insurance expense in 2008 was also favorably impacted by the Company’s use of available credits to offset deposit assessments; these credits were fully used in 2008.

Other operating expenses increased by $1.6 million or 6.6% in 2009 when compared to 2008. The primary components of other operating expense are marketing expense, professional fees, software licensing and maintenance, cardholder expense and other.

Professional fees for 2009 increased by $296,000 or 9.8% compared to 2008. Professional fees include amounts paid to outside consultants for assistance on projects or initiatives.

Software licensing and maintenance fee expense increased by $309,000 or 12.4% in 2009 over 2008. The increase in 2009 was mainly due to increased licensing fees related to the core operating system and the implementation of new software applications.

Cardholder expenses were up $307,000 or 25.1% for 2009 over 2008, as a result of higher volume of customer transactions.

Additional items contributing to the change in other operating expenses were the following: legal expense (up $253,000), audit and examination expense (up $147,000), education and training (up $115,000), telephone (up $241,000), printing and supplies (down $202,000), and merger related expenses (down $266,000).

The Company’s efficiency ratio, defined as operating expense excluding amortization of intangible assets, divided by tax-equivalent net interest income plus noninterest income before securities gains and losses (increase in the cash surrender value of COLI is shown on a tax equivalent basis), improved to 61.2% in 2009, compared to 61.7% in 2008. Tax equivalency was based upon a 40% tax rate. Excluding the tax equivalent adjustments for tax-exempt securities and tax-exempt loans and leases, the efficiency ratio would be 62.3% in 2009 and 63.0% in 2008.

Noncontrolling Interest

Noncontrolling interest expense represents the portion of net income in consolidated majority-owned subsidiaries that is attributable to the minority owners of a subsidiary. The Company had noncontrolling interest expense of $131,000 in 2009, down from $297,000 in the prior year. The noncontrolling interests are mainly in three real estate investment trusts, which are substantially owned by the Company’s banking subsidiaries. In 2008, the Company acquired noncumulative redeemable preferred stock of $4.5 million in connection with the acquisition of Sleepy Hollow. This preferred stock was accounted for as a noncontrolling interest on the consolidated financial statements. On October 15, 2008, the Company redeemed all noncumulative redeemable preferred stock acquired in the acquisition of Sleepy Hollow.

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes. The 2009 provision was $15.4 million, compared to $13.8 million in 2008. The effective tax rate for the Company was 32.6% in 2009 compared to 31.6% in 2008. The increase in the effective rate in 2009 compared to 2008 was primarily the result of a lower proportion of tax advantaged income as a percentage of total pre-tax income.

RESULTS OF OPERATIONS
(Comparison of December 31, 2008 and 2007 results)

General

The Company reported diluted earnings per share of $2.78 in 2008, an increase of 13.5% over diluted earnings per share of $2.45 in 2007. Net income for the year ended December 31, 2008, was $29.8 million, up 13.1% compared to $26.4 million in 2007. Improvement in 2008 results over prior year was largely due to improved net interest margin and growth in earning assets. Both 2008 and 2007 net income included certain nonrecurring items. Net income for 2008 included after-tax income of $983,000 ($1.6 million pre-tax) related to the Visa IPO. This item added $0.09 to 2008 diluted earnings per share. Net income for 2007 included an after-tax charge of $517,000 for the Company’s estimated contingent obligation related to VISA USA litigation indemnification and an after-tax charge of $712,000 for reorganization and associated consulting charges related to certain profit improvement initiatives. These two items reduced diluted earnings per share by $0.11 in 2007.

Return on average shareholder’s equity was 14.15% in 2008, compared to 13.88% in 2007, while return on average assets was 1.13% in 2008, compared to 1.16% in 2007.

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

Total assets were up 21.5% to $2.9 billion at December 31, 2008. Asset growth over the previous twelve months included a $377.4 million increase in total loans and leases and a $107.9 million increase in the securities portfolio. The acquisition of Sleepy Hollow, with $269.2 million in total assets at the time of acquisition on May 9, 2008, contributed to the asset growth. Nonperforming assets increased to 0.56% of total assets, up from 0.40% at year-end 2007, driven in part by weak economic conditions.

Segment Reporting

The Banking segment reported net income of $26.0 million in 2008, up $4.4 million or 20.6% from net income of $21.5 million in 2007, driven by strong growth in net interest income. Both 2008 and 2007 had nonrecurring items, which affect the year-over-year comparison of net income. Net income in 2008 included after-tax income of $983,000 related to the Visa IPO. Net income in 2007 included an after-tax charge of $712,000 ($1.2 million pre-tax) in reorganization and associated consulting charges related to certain profit improvement initiatives and an after-tax charge of $517,000 ($862,000 pre-tax) related to certain contingent liabilities associated with the Company’s membership in Visa USA. Net interest income in 2008 was $90.2 million, up $16.4 million or 22.3% over 2007, driven by lower funding costs and growth in average earning assets.

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

The Financial Services segment had net income of $3.9 million in 2008, a decrease of $977,000 or 20.2% from net income of $4.8 million in 2007. Noninterest income was $25.8 million in 2008, an increase of $365,000 or 1.4% over the same period in 2007. The downward trend in the equities market and overall economy in 2008 had an adverse affect on fee-based businesses, including investment services income. Noninterest expenses of $20.0 million in 2008 were up $1.8 million or 10.1% over the same period prior year. The increase was mainly in salaries and benefits, reflecting annual merit increases, stock-based and other incentive compensation accruals, and other operating expenses.

Net Interest Income

Table 1 – Average Statements of Condition and Net Interest Analysis shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Taxable-equivalent net interest income for 2008 was $93.2 million, an increase of $16.7 million, or 21.9%, compared to the same period in 2007. The favorable year-over-year comparison primarily resulted from an increase in the average volume of interest-earning assets, and an increase in net interest margin compared to the same period in the prior year. For 2008, average earning assets were up $336.9 million or 16.0%, over the same period in 2007. Contributing to the growth was the acquisition of Sleepy Hollow in May 2008. The taxable-equivalent net interest margin for 2008 of 3.81% was up from 3.63% in 2007. The net interest margin benefited from the decrease in short-term market interest rates during the latter part of 2007 and throughout 2008. The lower short-term market rates led to a 53 basis point decrease in the yield on average earning assets to 5.88% for 2008 compared to 6.41% for 2007; however, the decrease in yield on average earning assets was more than offset by lower funding costs. The average cost of interest-bearing liabilities for 2008 was down 91 basis points to 2.55%, compared to 3.46% for 2007.

Taxable-equivalent interest income was up 6.4% in 2008 over 2007. The growth in taxable-equivalent interest income was primarily a result of higher average loan and investment balances as average yields were lower year-over-year. Average loan balances were up $250.3 million or 18.4% in 2008 over 2007, while the average yield on loans decreased 77 basis points to 6.39%. Loan growth in 2008 included a $110.6 million increase in average commercial real estate loans, $84.5 million increase in average residential real estate loans and a $47.2 million increase in average commercial loans. The decrease in yields on average loans in 2008 compared to 2007 is mainly a result of the prime interest rate reduction of 400 basis points in 2008. Average securities balances were up $74.1 million in 2008 over 2007, while average yields were down 6 basis points.

Interest expense for 2008 was down 13.7% compared to 2007, reflecting lower average rates paid on deposits and borrowings, partially offset by growth in average balances. The average rate paid on interest bearing deposits during 2008 of 2.18% was 110 basis points lower than the average rate paid in 2007. The decrease in the average cost of interest bearing deposits reflects a decrease in the interest rates offered on deposit products due to decreases in average market rates combined with an increase in the relative proportion of lower cost savings and money market deposits. Average interest-bearing deposit balances increased by $194.8 million or 14.1% in 2008 compared to 2007. The majority of the increase was in average interest checking, savings and money market deposit balances, which were up 25.3% to $906.4 million. Average time deposits of $100,000 or more balances were down 7.2% to $282.5 million. Average noninterest bearing deposit balances of $407.3 million were up 14.3% in 2008 over the same period in 2007. Contributing to the growth in average deposit balances was the acquisition of Sleepy Hollow in May 2008. Average other borrowings were up $91.3 million or 90.6% over prior year, while the average cost was down 48 basis points.

Changes in net interest income occur from a combination of changes in the volume of interest-earning assets and interest-bearing liabilities, and in the rate of interest earned or paid on them. Table 2 –Analysis of Changes in Net Interest Income illustrates changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of the change. The $16.7 million increase in taxable-equivalent net interest income from 2007 to 2008 resulted from an $8.7 million increase in interest income and an $8.0 million decrease in interest expense. An increased volume of interest earning assets, in excess of interest bearing liabilities contributed to a net $12.9 million increase in taxable-equivalent net interest income between 2007 and 2008, while changes in interest rates increased taxable-equivalent net interest income by $3.8 million, resulting in the net increase of $16.7 million from 2007.

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

Noninterest Income

Noninterest income accounted for 33.7% of total revenues in 2008, and 37.3% in 2007. The decrease in noninterest income as a percentage of revenues in 2008 compared to 2007 was due to the $16.4 million or 22.1% growth in net interest income outpacing the $2.0 million or 4.5% growth in noninterest income.

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

Card services income of $3.3 million in 2008 was down $115,000 or 3.3% from 2007. The primary components of card services income are fees related to debit card transactions and ATM transactions. ATM fee income increased by 17.0% compared to 2007, mainly due to higher volume and increased foreign transaction fees. Debit card income for 2008 was down compared to 2007. The Company introduced a new rewards program in the second quarter of 2008, and the Company’s liability under the new rewards program has offset debit card income.

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

Other income increased by $738,000 or 14.6% in 2008 over 2007. The primary components of other income are other service charges, increases in cash surrender value of life insurance, gains on sales of residential mortgage loans and income from miscellaneous equity investments, including the Company’s investment in a SBIC. The majority of the increase over prior year was due to higher income on the Company’s COLI investment and SBIC investment.

2008 noninterest income includes $1.4 million of net increases in cash surrender value of corporate owned life insurance (COLI), which is up $326,000 or 29.1% compared with 2007. The Company’s average investment in COLI was $32.8 million during 2008, compared to $26.5 million during 2007. The Company purchased $3.0 million of additional insurance in the fourth quarter of 2007 and acquired $3.5 million in the acquisition of Sleepy Hollow. Although income associated with the insurance policies is not included in interest income, the COLI produced an annualized tax-equivalent return of 7.35% for 2008, compared to 7.06% for 2007.

For 2008, the Company recognized income of $546,000 related to its SBIC investment, compared with income of $331,000 in 2007.

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

FDIC insurance expense was up $727,000 or 352.9% in 2008 when compared to 2007. The increase was partially due to higher insurance premiums in 2008. In addition, 2008 expenses benefitted from the use of one-time FDIC assessment credits. These credits reduced 2008 expense by $370,000.

Other operating expenses increased by $1.7 million or 7.5% in 2008 when compared to 2007. The primary components of other operating expense are marketing expense, professional fees, software licensing and maintenance, cardholder expense and other.

Marketing expenses of $3.6 million in 2008 were up 18.9% over 2007. The primary reason for the period over period increase was the expenses for ad campaigns and mailings related to the addition of six new branches in the acquisition of Sleepy Hollow.

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

Cardholder expenses were up $251,000 or 25.8% for 2008 over 2007, mainly due to the conversion of a new debit and ATM operating system. The new system was implemented in April 2008. In addition, transaction volume was up over prior year.

Also contributing to the increase in other operating expenses were the following: fair value adjustments related to nonmarketable equity investments (up $545,000), merger related expenses (up $274,000), printing and supplies (up $237,000); and telephone (up $129,000).

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

Noncontrolling Interest

Noncontrolling interest expense represents the portion of net income in consolidated majority-owned subsidiaries that is attributable to the minority owners of a subsidiary. The Company had noncontrolling interest expense of $297,000 in 2008, up $166,000 compared to prior year. The noncontrolling interests are mainly in three real estate investment trusts, which are substantially owned by the Company’s banking subsidiaries. In addition, the Company acquired noncumulative redeemable preferred stock of $4.5 million in connection with the acquisition of Sleepy Hollow. This preferred stock was accounted for as a noncontrolling interest on the consolidated financial statements. On October 15, 2008, the Company redeemed this preferred stock.

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes. The 2008 provision was $13.8 million, compared to $12.0 million in 2007. The effective tax rate for the Company was 31.6% in 2008 compared to 31.3% in 2007.

FINANCIAL CONDITION

Total assets grew by $285.5 million or 10.0% to $3.2 billion at December 31, 2009, compared to $2.9 billion at December 31, 2008. Table 3-Balance Sheet Comparisons below provides a comparison of average and year-end balances of selected balance sheet categories over the past three years, and the change in those balances between 2008 and 2009. Management has focused on growing average earning assets to increase net interest income and offset the negative impact of declining yields on interest-earning assets. Earning asset growth over year-end 2008 included a $97.3 million increase in the total loans and leases, and a $171.5 million increase in securities.

Loans and leases totaled $1.9 billion or 60.7% of total assets at December 31, 2009, compared to $1.8 billion or 63.4% of total assets at December 31, 2008. The 5.4% growth in total loans and leases from year-end 2008 was primarily in commercial and commercial real estate loans. The residential real estate portfolio was in line with year-end 2008, as the Company decided to sell certain loans in the secondary market to FHLMC. A more detailed discussion of the loan portfolio is provided below in this section under the caption “Loans and Leases”.

Nonperforming loans (loans on nonaccrual, loans past due 90 days or more and still accruing interest, and loans restructured in a troubled debt restructuring) were $34.9 million at December 31, 2009, up from $16.0 million at December 31, 2008. Nonperforming loans represented 1.82% of total loans at December 31, 2009, compared to 0.88% of total loans at December 31, 2008. For 2009, net charge-offs were $3.6 million, up from $2.8 million in the same period of 2008. A more detailed discussion of nonperforming loans and other asset quality measures is provided below in this section under the caption “Allowance for Loan and Lease Losses”.

Over the past year, there has been significant attention to subprime consumer real estate lending in the media. The Company has not engaged in the origination or purchase of subprime loans as a line of business. As a result, losses in the Company’s residential portfolio have been relatively low, totaling $511,000 for the twelve months ended December 31, 2009, and $585,000 for the same period in 2008.

As of December 31, 2009, total securities were $1.0 billion or 31.9% of total assets, compared to $833.8 million or 29.1% of total assets at year-end 2008. The securities portfolio is comprised primarily of mortgage-backed securities, obligations of U.S. Government sponsored entities, and obligations of states and political subdivisions. The Company has no investments in preferred stock of U.S. Government sponsored entities and no investments in pools of Trust Preferred securities. A more detailed discussion of the securities portfolio is provided below in this section under the caption “Securities”.

Total deposits were $2.4 billion at December 31, 2009, up $305.9 million or 14.3% over December 31, 2008. The growth in total deposits from December 31, 2008 was mainly in money market and savings balances, which were up $189.5 million or 20.7%. Noninterest bearing deposit balances were up $11.1 million or 2.5%. Time deposit balances were up $91.6 million or 13.0%. Other funding sources include Federal funds purchased, securities sold under agreements to repurchase, other borrowings, and trust preferred debentures. These funding sources totaled $426.8 million at December 31, 2009, down $48.2 million or 10.1% from $475.0 million at December 31, 2008. Included in this total are certain borrowings that the Company elected to account for at fair value. As of December 31, 2009, the Company had $15.0 million of borrowings with the FHLB accounted for at fair value, with an aggregate fair value of $16.8 million. During 2009, the Company issued $20.5 million aggregate liquidation amount of 7.0% cumulative trust preferred securities through a newly-formed subsidiary, Tompkins Capital Trust I, a wholly-owned Delaware statutory trust. A more detailed discussion of deposits and borrowings is provided below in this section under the caption “Deposits and Other Liabilities”. In addition, refer to “Note 10 Securities Sold Under Agreements to Repurchase and Federal Funds Purchased”, “Note 11 Other Borrowings”, and “Note 12 Trust Preferred Debentures” in Notes to Consolidated Financial Statements in Part II, Item 7. of this Report for further details on these funding sources.

Table 3 - Balance Sheet Comparisons

AVERAGE BALANCE SHEET	As of December 31,
				Change (2008 to 2009)
(in thousands)	2009	2008	2007	Amount	Percentage

Total assets	$3,009,007	$2,633,020	$2,266,224	375,987	14.28%
Earning assets *	2,801,884	2,442,503	2,105,581	359,381	14.71%
Total loans and leases, less unearned income and net deferred costs and fees	1,850,453	1,612,716	1,362,417	237,737	14.74%
Securities *	888,468	790,736	716,624	97,732	12.36%
Core deposits **	1,674,159	1,516,226	1,318,859	157,933	10.42%
Time deposits of $100,000 and more	303,761	282,547	304,614	21,214	7.51%
Federal funds purchased and securities sold under agreements to repurchase	190,975	203,385	199,126	(12,410)	(6.10%)
Other borrowings	204,467	192,144	100,824	12,323	6.41%
Shareholders’ equity	233,009	210,785	189,962	22,224	10.54%

ENDING BALANCE SHEET	As of December 31,			Change (2008 to 2009)
(in thousands)	2009	2008	2007	Amount	Percentage

Total assets	$3,153,260	$2,867,722	$2,359,459	285,538	9.96%
Earning assets *	2,922,138	2,664,650	2,189,920	257,488	9.66%
Total loans and leases, less unearned income and net deferred costs and fees	1,914,818	1,817,531	1,440,122	97,288	5.35%
Securities *	985,503	820,030	728,206	165,473	20.18%
Core deposits **	1,725,315	1,631,354	1,351,412	93,961	5.76%
Time deposits of $100,000 and more	327,890	277,847	245,375	50,043	18.01%
Federal funds purchased and securities sold under agreements to repurchase	192,784	196,304	195,447	(3,520)	(1.79%)
Other borrowings	208,965	274,791	210,862	(65,826)	(23.95%)
Shareholders’ equity	245,008	219,361	198,647	25,647	11.69%

* Balances of available-for-sale securities are shown at amortized cost.

** Core deposits equal total deposits less time deposits of $100,000 and more, brokered deposits, and municipal money market deposits.

Shareholders’ Equity

The Consolidated Statements of Changes in Shareholders’ Equity included in the Consolidated Financial Statements of the Company contained in Part II, Item 8. of this Report, detail the changes in equity capital, including payments to shareholders in the form of cash and stock dividends. The Company continued its long history of increasing cash dividends with a per share increase of 3.3% in 2009, which follows an increase of 6.2% in 2008. Dividends per share amounted to $1.24 in 2009, compared to $1.20 in 2008, and $1.13 in 2007. Dividends per share were retroactively adjusted to reflect a 10% stock dividend paid February 15, 2010. Cash dividends paid represented 41.5%, 42.7%, and 45.6% of after-tax net income in each of 2009, 2008, and 2007, respectively.

Total shareholders’ equity was up $25.6 million or 11.7% to $245.0 million at December 31, 2009, from $219.4 million at December 31, 2008. The increase was mainly in retained earnings, which increased by $18.6 million to $92.4 million, reflecting net income of $31.8 million less dividend of $13.2 million. Additional paid-in capital increased by $2.7 million, from $152.8 million at December 31, 2008, to $155.6 million at December 31, 2009. The $2.7 million included the following: $952,000 of proceeds from stock option exercises and the related tax benefits of $163,000; $938,000 related to stock-based compensation; $629,000 related to shares issued for dividend reinvestment plans; and $243,000 related to shares issued for director deferred compensation plan. In the fourth quarter of 2009, the Company began to issue shares of the Company’s common stock for its dividend reinvestment plan. Previously, the shares were purchased in the open market by the plan. The Company repurchased 5,000 shares of its common stock for $177,000 during the twelve month period ended December 31, 2009.

Accumulated other comprehensive loss decreased by $4.5 million, from a net unrealized loss of $7.6 million at December 31, 2008, to a net unrealized loss of $3.1 million at December 31, 2009. The change resulted from a $3.6 million increase in unrealized gains on available-for-sale securities due to lower market rates, and an $875,000 positive adjustment related to postretirement benefit plans. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Total shareholders’ equity was up $20.7 million or 10.4% to $219.4 million at December 31, 2008, from $198.6 million at December 31, 2007. Additional paid-in capital increased by $5.1 million, from $147.7 million at December 31, 2007, to $152.8 million at December 31, 2008, reflecting the effects of the exercise of stock options and stock-based compensation expense. The Company repurchased 1,500 shares of its common stock for $58,000 during the twelve month period ended December 31, 2008. Retained earnings increased $16.5 million from $57.3 million at December 31, 2007, to $73.8 million at December 31, 2008, reflecting net income of $29.8 million less dividends paid of $12.7 million and a cumulative-effect adjustment of $582,000 related to the adoption new authoritative accounting guidance under ASC Topic 715, Compensation-Retirement Benefits. Accumulated other comprehensive loss increased by $702,000 from a net unrealized loss of $6.9 million at December 31, 2007, to a net unrealized loss of $7.6 million at December 31, 2008, reflecting an increase in unrealized gains on available-for-sale securities due to lower market rates, offset by amounts recognized in other comprehensive income related to postretirement benefit plans.

On July 22, 2008, the Company’s Board of Directors approved a stock repurchase plan (the “2008 Plan”). The 2008 Plan authorizes the repurchase of up to 150,000 shares of the Company’s outstanding common stock over a two-year period. The Company repurchased 5,000 shares of common stock at an average price of $35.51 under the 2008 Plan during the first quarter of 2009; no shares were repurchased during the remainder of 2009. Since inception of the 2008 Plan, the Company has repurchased 6,500 shares at an average price of $36.21.

During 2009, the Company issued $20.5 million aggregate liquidation amount of 7.0% cumulative trust preferred securities through a newly-formed subsidiary, Tompkins Capital Trust I, a wholly-owned Delaware statutory trust (“Tompkins Capital Trust I”). The Trust Preferred Securities were offered and sold in reliance upon the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The proceeds from the issuance of the Trust Preferred Securities, together with the Company’s capital contribution of $636,000 to the trust, were used to acquire the Company’s Subordinated Debentures that are due concurrently with the Trust Preferred Securities. The net proceeds of the offering are being used to support business growth and for general corporate purposes.

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

In accordance with the applicable accounting standards related to variable interest entities, the accounts of Tompkins Capital Trust I will not be included in the Company’s consolidated financial statements. However, $20.5 million in Tompkins’ Subordinated Debentures issued to Tompkins Capital Trust I will be included in the Tier 1 capital of the Company for regulatory capital purposes pursuant to regulatory guidelines.

The Company and its subsidiary banks are subject to quantitative capital measures established by regulation to ensure capital adequacy. Consistent with the objective of operating a sound financial organization, the Company and its subsidiary banks maintain capital ratios well above regulatory minimums, as detailed in “Note 20 Regulations and Supervision” in Notes to Consolidated Financial Statements in Part II, Item 7. of this Report on Form 10-K.

Securities

The Company’s securities portfolio (excluding fair value adjustments on available-for-sale securities) at December 31, 2009, was $985.5 million, reflecting an increase of 20.2% from $820.0 million at December 31, 2008. “Note 3 Securities” in Notes to Consolidated Financial Statements in Part II, Item 7. of this Report, details the types of securities held, the carrying and fair values, and the contractual maturities as of December 31, 2009 and 2008.

The following tables summarize available-for-sale and held-to-maturity securities held by the Company at year end.

Available-for-Sale Securities	2009		2008		2007

(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Treasury securities	$1,991	$2,079	$3,102	$3,263	$0	$0
Obligations of U.S. Government sponsored entities	377,920	379,015	191,435	196,262	180,765	181,622
Obligations of U.S. states and political subdivisions	61,176	63,695	63,158	63,554	51,852	52,292
Mortgage-backed securities – residential	461,677	477,681	465,612	473,971	381,290	382,225
U.S. Corporate debt securities	5,032	5,136	2,500	2,500	2,500	2,500

Total debt securities	907,796	927,606	725,807	739,550	616,407	618,639
Equity securities	1,164	1,164	1,669	1,669	2,071	2,071

Total available-for-sale securities	$908,960	$928,770	$727,476	$741,219	$618,478	$620,710

Equity securities also include miscellaneous investments carried at fair value, which approximates cost.

Substantially all of the above mortgage-backed securities are residential direct pass through securities or collateralized mortgage obligations issued or backed by Federal sponsored enterprises. Available-for-sale mortgage-backed securities also include non-agency issue mortgage-backed securities, which totaled $12.7 million (amortized cost) at December 31, 2009, $17.3 million (amortized cost) at December 31, 2008, and $10.4 million (amortized cost) at December 31, 2007. During the third quarter of 2009, the Company determined that three non-agency issue mortgage-backed securities were other-than-temporarily impaired based on our analysis of these three securities. As a result, the Company recorded other-than-temporary impairment charges of $2.0 million in the third quarter of 2009 on these investments. The $2.0 million represented the amount by which the cost exceeded the estimated fair value of these securities. The credit loss component of $146,000 was recorded as net other-than-temporary impairment losses in the accompanying consolidated statements of income, while the remaining non-credit portion of the impairment loss was recognized in other comprehensive income (loss) in the accompanying consolidated statements of condition and changes in shareholders’ equity. The Company reviewed these securities in the fourth quarter of 2009 and determined that no additional other-than-temporary charges were necessary. As of December 31, 2009, the amount by which the cost of these securities exceeded fair was $1.8 million. A continuation or worsening of current economic conditions may result in additional other-than-temporary impairment losses related to these investments.

Held-to-Maturity Securities	2009		2008		2007

(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Obligations of U.S. states and political subdivisions	$44,825	$46,340	$54,453	$55,064	$49,593	$50,297

Total held-to-maturity securities	$44,825	$46,340	$54,453	$55,064	$49,593	$50,297

The following table summarizes held-for-trading securities held by the Company at year end.

Held-for-Trading Securities	2009	2008	2007

(in thousands)	Fair Value	Fair Value	Fair Value

Obligations of U.S. Government sponsored entities	$17,986	$18,370	$37,110
Mortgage-backed securities – residential	13,732	$19,731	23,025

Total held-for-trading securities	$31,718	$38,101	$60,135

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

Tompkins subsequently sold the approximately $62.0 million in securities that were carried in the Company’s trading portfolio and reinvested the proceeds in trading securities that provide for a higher yield and will reflect an improvement in the Company’s liquidity and interest rate risk exposure position. However, while in the aggregate the impacts of the early adoption of the accounting guidelines and related transactions resulted in overall improvement in earnings for accounting purposes, it had no impact on the overall cash proceeds.

As of December 31, 2009, the Company’s trading securities totaled $31.7 million compared to $38.1 million as of December 31, 2008. The decrease in trading securities reflects maturities or calls during 2009. The pre-tax mark-to-market gains on trading securities in 2009 were $204,000, compared to pre-tax net mark-to-market gains of $811,000 in 2008 and $612,000 in 2007.

The Company holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock and non-marketable Federal Reserve Bank (“FRB”) stock, both of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock and FRB stock totaled $18.1 million and $1.9 million at December 31, 2009, respectively, $21.0 million and $1.9 million at December 31, 2008, respectively, and $17.6 million and $729,000 at December 31, 2007, respectively. These securities are carried at par, which is also cost. While some Federal Home Loan Banks have stopped paying dividends and repurchasing stock upon reductions in debt levels, the FHLBNY continues to pay dividends and repurchase its stock. As such, the Company has not recognized any credit loss other-than-temporary impairment on its holdings of FHLBNY stock.

Management’s policy is to purchase investment grade securities that, on average, have relatively short expected durations. This policy helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital. A large percentage of securities are direct obligations of the Federal government and its agencies. The contractual maturity distribution of debt securities and mortgage-backed securities as of December 31, 2009, along with the weighted average yield of each category, is presented in Table 4-Maturity Distribution below. Balances are shown at amortized cost and weighted average yields are calculated on a fully taxable-equivalent basis. Expected maturities will differ from contractual maturities presented in Table 4-Maturity Distribution below, because issuers may have the right to call or prepay obligations with or without penalty and mortgage-backed securities will pay throughout the periods prior to contractual maturity.

Table 4 - Maturity Distribution

	As of December 31, 2009

	Securities Available-for-Sale *		Securities Held-to-Maturity

(dollar amounts in thousands)	Amount	Yield (FTE)	Amount	Yield (FTE)

U.S. Treasury securities
Within 1 year	$0	0.00%	$0	0.00%
Over 1 to 5 years	1,991	2.88%	0	0.00%
Over 5 to 10 years	0	0.00%	0	0.00%
Over 10 years	0	0.00%	0	0.00%

	$1,991	2.88%	$0	0.00%

Obligations of U.S. Government sponsored entities
Within 1 year	$5,500	3.24%	$0	0.00%
Over 1 to 5 years	94,770	2.67%	0	0.00%
Over 5 to 10 years	272,621	3.86%	0	0.00%
Over 10 years	5,029	5.10%	0	0.00%

	$377,920	3.57%	$0	0.00%

Obligations of U.S. state and political subdivisions
Within 1 year	$5,584	5.31%	$17,017	4.56%
Over 1 to 5 years	29,200	5.20%	19,200	5.90%
Over 5 to 10 years	24,113	5.53%	7,131	6.32%
Over 10 years	2,279	6.01%	1,477	7.16%

	$61,176	5.37%	$44,825	5.50%

Mortgage-backed securities – residential
Within 1 year	$0	0.00%	$0	0.00%
Over 1 to 5 years	9,025	4.48%	0	0.00%
Over 5 to 10 years	103,065	4.45%	0	0.00%
Over 10 years	349,587	4.82%	0	0.00%

	$461,677	4.73%	$0	0.00%

Other securities
Within 1 year	$0	0.00%	$0	0.00%
Over 1 to 5 years	2,532	4.01%	0	0.00%
Over 5 to 10 years	0	0.00%	0	0.00%
Over 10 years	2,500	3.03%	0	0.00%
Equity securities	1,164	1.35%	0	0.00%

	$6,196	3.12%	$0	0.00%

Total securities
Within 1 year	$11,084	4.29%	$17,017	4.56%
Over 1 to 5 years	137,518	3.31%	19,200	5.90%
Over 5 to 10 years	399,799	4.11%	7,131	6.32%
Over 10 years	359,395	4.82%	1,477	7.16%
Equity securities	1,164	1.35%	0	0.00%

	$908,960	4.27%	$44,825	5.50%

* Balances of available-for-sale securities are shown at amortized cost.

At December 31, 2009, there were no holdings of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of the Company’s shareholders’ equity.

Loans and Leases

Interest and fees earned on loans is the Company’s primary source of revenues. Total loans and leases, net of unearned income and net deferred loan fees and costs, grew by $97.3 million or 5.4%, to $1.91 billion at December 31, 2009, from $1.82 billion at December 31, 2008. Loan growth in 2009 was affected by $89.0 million of sales of residential mortgage loans during the year. Demand for residential mortgage loans was strong in 2009, largely driven by the low interest rate environment. The growth in 2008 over 2009 included $151.2 million of loans acquired in connection with the acquisition of Sleepy Hollow in May 2008. As of December 31, 2009, total loans represented 60.7% of total assets compared to 63.4% as of December 31, 2008. Table 5-Loan and Lease Classification Summary below details the composition and volume changes in the loan and lease portfolio over the past five years.

Table 5 – Loan and Lease Classification Summary

	As of December 31,
(in thousands)	2009	2008	2007	2006	2005

Residential real estate	$622,942	$625,263	$504,353	$469,146	$475,155
Commercial real estate	641,737	571,929	422,279	393,829	347,443
Real estate construction	58,125	52,114	43,002	26,130	30,309
Commercial	494,495	467,420	381,666	345,194	306,410
Consumer and other	86,687	87,998	80,730	82,341	100,249
Leases	12,821	14,968	10,832	11,962	14,864

Total loans and leases	1,916,807	1,819,692	1,442,862	1,328,602	1,274,430
Less: unearned income and deferred costs and fees	(1,989)	(2,161)	(2,740)	(2,304)	(3,081)

Total loans and leases, net of unearned income and deferred costs and fees	$1,914,818	$1,817,531	$1,440,122	$1,326,298	$1,271,349

Residential real estate loans, including home equity loans, of $622.9 million at year-end 2009 decreased by $2.3 million or 0.37% from $625.3 million at year-end 2008, and comprised 32.5% of total loans and leases at December 31, 2009. Residential real estate mortgage loans are generally underwritten in accordance with secondary market guidelines to enhance the liquidity of these generally longer-term assets. As part of its asset/liability management strategy the Company may sell certain residential mortgage loans in the secondary market. The Company generally sells loans without recourse. Loans are generally sold to Federal Home Loan Mortgage Corporation (“FHLMC”) or State of New York Mortgage Agency (“SONYMA”). During 2009, 2008, and 2007, the Company sold residential mortgage loans totaling $89.0 million, $11.3 million, and $10.7 million, respectively, and realized gains on these sales of $1.4 million, $105,000, and $159,000, respectively. When residential mortgage loans are sold or securitized, the Company typically retains all servicing, providing the Company with a source of fee income. Residential mortgage loans serviced for others totaled $206.0 million at December 31, 2009, compared to $149.9 million at December 31, 2008. In connection with the loan sales and securitizations in 2009, 2008, and 2007, the Company recorded mortgage-servicing assets of $648,000, $26,000, and $46,000, respectively. Amortization of mortgage servicing amounted to $245,000 in 2009, $117,000 in 2008 and $122,000 in 2007. Capitalized mortgage servicing rights totaled $1.4 million at December 31, 2009, and $961,000 at December 31, 2008, and are reported as intangible assets on the Consolidated Statements of Condition.

Commercial real estate loans increased by $69.8 million, or 12.2%, from $571.9 million at year-end 2008 to $641.7 million at year-end 2009. Commercial real estate loans of $641.7 million represented 33.5% of total loans and leases at December 31, 2009. Commercial loans totaled $494.5 million at December 31, 2009, which is a 5.8% increase from commercial loans of $467.4 million at December 31, 2008. Growth in commercial lending, including commercial real estate, reflects the Company’s continued emphasis on commercial lending. Management believes that the Company’s community banking strategy provides value to small business customers, while commercial lending products are typically attractive to the Company from a yield and interest rate risk perspective.

The consumer loan portfolio includes personal installment loans, indirect automobile financing, and overdraft lines of credit. The Company faces significant competition from local and national lenders as well as auto finance companies for consumer lending products. Consumer and other loans were $86.7 million at December 31, 2009, down from $88.0 million at December 31, 2008.

The lease portfolio decreased by 14.3% to $12.8 million at December 31, 2009, from $15 million at December 31, 2008. The lease portfolio has traditionally consisted of leases on vehicles for consumers and small businesses. Competition for automobile financing has led to a decline in the consumer lease portfolio over the past several years. Management continues to review leasing opportunities, primarily commercial leasing and municipal leasing. As of December 31, 2009, commercial leases and municipal leases represented 96.1% of total leases, while consumer leases made up the remaining 3.9%. As of December 31, 2008, commercial leases and municipal leases represented 95.7% of total leases, while consumer leases made up the remaining 4.3%.

The Company’s loan and lease customers are located primarily in the New York communities served by its three subsidiary banks.

Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower. Further information on the Company’s lending activities, including related party transactions, is provided in “Note 5 Loan and Lease Classification Summary and Related Party Transactions” in Notes to Consolidated Financial Statements in Part II, Item 7. of this Report.

The Allowance for Loan and Lease Losses

Management reviews the adequacy of the allowance for loan and lease losses (“allowance”) on a regular basis. Management considers the accounting policy relating to the allowance to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that assumptions could have on the Company’s results of operations. The Company’s methodology for determining and allocating the allowance for loan and lease losses focuses on ongoing reviews of larger individual loans and leases, historical net charge-offs, delinquencies in the loan and lease portfolio, the level of impaired and nonperforming assets, values of underlying loan and lease collateral, the overall risk characteristics of the portfolios, changes in character or size of the portfolios, geographic location, current economic conditions, changes in capabilities and experience of lending management and staff, and other relevant factors. The various factors used in the methodologies are reviewed on a periodic basis.

The Company has developed a methodology to measure the amount of estimated loan loss exposure inherent in the loan portfolio to assure that an adequate allowance is maintained. The Company’s methodology is based upon guidance provided in SEC Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues and includes an estimate of exposure for the following: specifically reviewed and graded loans; historical loss experience by product type; past due and nonperforming loans; and other internal and external factors such as local and regional economic conditions, growth trends, and credit policy and underwriting standards.

At least annually, management reviews all commercial and commercial real estate loans exceeding a certain threshold and assigns a risk rating grade. At least quarterly, management reviews all loans and leases over a certain dollar threshold that are internally risk rated below a predetermined grade, giving consideration to payment history, debt service payment capacity, collateral support, strength of guarantors, industry trends, and other factors relevant to the particular borrowing relationship. Through this process, management identifies impaired loans. For loans and leases considered impaired, estimated exposure amounts are based upon collateral values or discounted cash flows. For internally reviewed commercial and commercial real estate loans that are not impaired but whose internal risk rating is below a certain level, estimated exposures are assigned based upon several factors, including the borrower’s financial condition, payment history, collateral adequacy, and business conditions, and historical loss factors.

For commercial loans and commercial mortgage loans not specifically reviewed, and for homogenous loan portfolios such as residential mortgage loans and consumer loans, estimated exposure amounts are assigned based upon historical loss experience and current charge-off trends, past due status, and management’s judgment of the effects of current economic conditions on portfolio performance.

In addition to the above components, amounts are maintained based upon management’s judgment and assessment of other quantitative and qualitative factors such as regional and local economic conditions, concentrations of credit, industry concerns, adverse market changes in estimated or appraised collateral value, and portfolio growth trends.

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. While management’s evaluation of the allowance as of December 31, 2009, considers the allowance to be adequate, under adversely different conditions or assumptions, the Company would need to increase the allowance.

The allocation of the Company’s allowance as of December 31, 2009, and each of the previous four years is illustrated in Table 6- Allocation of the Allowance for Loan and Lease Losses, below.

Table 6 - Allocation of the Allowance for Loan and Lease Losses

	As of December 31,
(dollar amounts in thousands)	2009	2008	2007	2006	2005

Total loans outstanding at end of year	$1,914,818	$1,817,531	$1,440,122	$1,326,298	$1,271,349

ALLOCATION OF THE ALLOWANCE BY LOAN TYPE:
Commercial	$7,143	$6,274	$6,135	$6,308	$5,354
Real estate	14,857	10,116	6,640	5,609	5,357
Consumer and all other	2,350	2,282	1,832	2,236	2,850
Unallocated	0	0	0	175	116

Total	$24,350	$18,672	$14,607	$14,328	$13,677

ALLOCATION OF THE ALLOWANCE AS A PERCENTAGE OF TOTAL ALLOWANCE:
Commercial	29%	34%	42%	44%	39%
Real estate	61%	54%	45%	39%	39%
Consumer and all other	10%	12%	13%	16%	21%
Unallocated	0%	0%	0%	1%	1%

Total	100%	100%	100%	100%	100%

LOAN AND LEASE TYPES AS A PERCENTAGE OF TOTAL LOANS AND LEASES:
Commercial	26%	26%	27%	26%	24%
Real estate	69%	68%	67%	67%	67%
Consumer and all other	5%	6%	6%	7%	9%

Total	100%	100%	100%	100%	100%

Management is committed to early recognition of loan problems and to maintaining an adequate allowance. The above allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category. The increase in the overall allowance over the past two years reflects higher allocations driven by deterioration in asset quality measures, including higher net charge-offs, internally-classified loans, and nonperforming loans and leases; weak economic conditions; soft real estate markets; and growth in the loan portfolio. The higher net charge-offs during 2009 and 2008 directly increased the historical loss factors in the allowance model. The allocations assigned to the internally-classified loans were also up in 2009 with the increase in the balances of loans internally-classified. Allocations for the internally-classified credits are based upon a specific review of these credits and historical loss experience, which has increased over the past two years with the increase in net charge-offs. Factors contributing to the increase in the allocation for real estate loans include: higher balances of internally-classified commercial real estate loans in 2009; weak and uncertain economic conditions and soft real estate markets; and growth in the portfolio.

The level of future charge-offs is dependent upon a variety of factors such as national and local economic conditions, trends in various industries, underwriting characteristics, and conditions unique to each borrower. Given uncertainties surrounding these factors, it is difficult to estimate future losses.

The principal balances of nonperforming loans and leases, including impaired loans and leases, as of December 31, are detailed in the table below.

(dollar amounts in thousands)	2009	2008	2007	2006	2005

Loans 90 days past due and accruing	$369	$161	$312	$8	$12
Nonaccrual loans	31,289	15,798	8,890	2,994	4,072
Troubled debt restructurings not included above	3,265	69	145	0	50

Total nonperforming loans and leases	34,923	16,028	9,347	3,002	4,134

Other real estate owned	299	110	5	348	366

Total nonperforming assets	$35,222	$16,138	$9,352	$3,350	$4,500

Allowance as a percentage of loans and leases outstanding	1.27%	1.03%	1.01%	1.08%	1.08%

Allowance as a percentage of nonperforming loans and leases	69.72%	116.50%	156.27%	477.28%	330.84%

Total nonperforming assets as percentage of total assets	1.12%	0.56%	0.40%	0.15%	0.21%

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDR”), and foreclosed real estate. Nonperforming assets of $35.2 million at December 31, 2009 were up $19.1 million or 118.3% over year-end 2008. In general, the increase in nonperforming assets is reflective of the current weak economy, which has pressured real estate values in some of the Company’s markets and stressed the financial conditions of various commercial borrowers and agricultural borrowers. As of December 31, 2009, nonperforming loans included $19.6 million of commercial real estate loans, $7.6 million of commercial loans and $6.0 million of residential real estate loans. As of December 31, 2008, nonperforming loans included $7.7 million of commercial real estate loans, $2.7 million of commercial loans and $4.9 million of residential real estate loans. As of December 31, 2009, approximately $5.1 million of nonperforming loans were secured by U.S. government guarantees, while $6.0 million were secured by one-to-four family residential properties. The TDR consists of one commercial relationship, consisting of two commercial real estate loans. The two loans were modified with concessions granted due to the stressed financial condition of the borrower. The loan is currently performing according to the modified terms.

Although up from year-end 2008, the Company’s ratio of nonperforming assets to total assets of 1.12% continues to compare favorably to a peer ratio of 3.70%. The peer data is from the Federal Reserve Board and represents banks or bank holding companies with assets between $3.0 billion and $10.0 billion. The peer ratio is as of December 31, 2009, the most recent data available from the Federal Reserve Board.

As of December 31, 2009, the Company’s recorded investment in loans and leases that are considered impaired totaled $30.0 million compared to $9.7 million at December 31, 2008. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our nonaccrual loans, loans that are 90 days or more past due, and other loans for which the Company determine that noncompliance with contractual terms of the loan agreement is probable. Losses on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs. The $23.6 million of impaired loans at December 30, 2009, had related allowances of $803,000, and the $9.7 million of impaired loans at December 31, 2008, had related allowances of $520,000.

The allowance represented 1.27% of total loans and leases outstanding at December 31, 2009, up from 1.03% at December 31, 2008. The increase in the ratio of the allowance to total loans and leases outstanding was consistent with the increase in our nonperforming assets, net charge-offs and internally-classified loans during 2009 as well as the overall weakness in the economy.

The allowance coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) was 0.70 times at December 31, 2009, compared to 1.17 times at December 31, 2008. This ratio has trended downward since 2006 as the growth in nonperforming loans has outpaced the growth in the allowance. Although nonperforming loans are up over the past two years, the Company’s loss experience continues to be low compared to industry levels with net charge-offs to average total loans and leases of 0.20% in 2009.

The difference between the interest income that would have been recorded if nonaccrual loans and leases had been paid in accordance with their original terms and the interest income recorded for the years ended December 31, 2009 was $669,000. For December 31, 2008 and 2007, the amounts were not material.

A discussion of the Company’s policy for placing loans on nonaccrual status is included in “Note 1 Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements in Part II, Item 7. of this Report.

The Company’s historical loss experience is detailed in Table 7-Analysis of the Allowance for Loan and Lease Losses.

Table 7 - Analysis of the Allowance for Loan and Lease Losses

	December 31
(in thousands)	2009	2008	2007	2006	2005

Average loans outstanding during year	$1,850,453	$1,612,716	$1,362,417	$1,269,650	$1,220,016
Balance of allowance at beginning of year	18,672	14,607	14,328	13,677	12,549

LOANS CHARGED-OFF:
Commercial, financial, agricultural	1,929	1,490	672	333	890
Real estate – mortgage	511	585	118	43	408
Real estate – construction	599	0	0	0	0
Installment loans to individuals	742	725	448	504	595
Lease financing	0	0	0	210	0
Other loans	453	490	522	174	344

Total loans charged-off	$4,234	$3,290	$1,760	$1,264	$2,237

RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF:
Commercial, financial, agricultural	267	94	143	136	210
Real estate – mortgage	32	2	9	19	32
Installment loans to individuals	147	170	241	226	277
Lease financing	0	0	0	3	37
Other loans	178	176	117	107	150

Total loans recovered	$624	$442	$510	$491	$706

Net loans charged-off	3,610	2,848	1,250	773	1,531
Allowance acquired in purchase acquisition	0	1,485	0	0	0
Additions to allowance charged to operations	9,288	5,428	1,529	1,424	2,659

Balance of allowance at end of year	$24,350	$18,672	$14,607	$14,328	$13,677

Net charge-offs as a percentage of average loans and leases outstanding during the year	0.20%	0.18%	0.09%	0.06%	0.13%

As previously stated, the provision for loan and lease losses represents management’s estimate of the expense necessary to maintain the allowance for loan and lease losses at an adequate level. The provision for loan and lease losses was $9.3 million in 2009, compared to $5.4 million in 2008. The increase in 2009 over prior year was due to increases in nonperforming loans and leases and net charge-offs as well as concerns over weak economic conditions and uncertain real estate markets. The Company acquired an allowance of $1.5 million in connection with the acquisition of Sleepy Hollow in May 2008. The ratio of net charge-offs to average total loans and leases of 0.20% is up over prior year, but is favorable to a peer ratio of 1.58%. The peer data is from the Federal Reserve Board and represents banks or bank holding companies with assets between $3.0 billion and $10.0 billion. The peer ratio is as of December 31, 2009, the most recent data available from the Federal Reserve Board.

Management reviews the loan portfolio continuously for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its internal loan review function, identified 67 commercial relationships totaling $83.9 million at December 31, 2009, and 36 commercial relationships totaling $20.3 million at December 31, 2008, which it classified as Substandard, which continue to accrue interest. Of the 67 commercial relationships, there are 19 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $71.4 million. The Company has seen an increase in potential problem loans over the course of 2009 as weak economic conditions have strained the cash flows and collateral values of its borrowers’. The Company continues to monitor these relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

Deposits and Other Liabilities

Total deposits of $2.4 billion at December 31, 2009, were up $305.9 million or 14.3% over year-end 2008. Deposit growth included $203.1 million in interest checking, savings and money market balances, $91.6 million in time deposits and $11.1 million in noninterest bearing deposits.

Core deposits, defined as total deposits less time deposits of $100,000 or more, brokered deposits and municipal money market deposits, grew by $94.0 million or 5.8% to $1.7 billion at year-end 2009 from $1.6 billion at year-end 2008. Core deposits represented 70.7% of total deposits at December 31, 2009, compared to 76.4% of total deposits at December 31, 2008. Municipal money market accounts increased by $137.2 million, or 67.2% to $341.1 million at year-end 2009 from $203.9 million at year-end 2008. Time deposits of $100,000 and more were up $50.0 million or 18.0% between year-end 2009 and year-end 2008. Table 1-Average Statements of Condition and Net Interest Analysis shows the average balance and average rate paid on the Company’s primary deposit categories for the years ended December 31, 2009, 2008, and 2007. A maturity schedule of time deposits outstanding at December 31, 2009, is included in “Note 9 Deposits” in Notes to Consolidated Financial Statements in Part II, Item 7. of this Report.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $47.3 million at December 31, 2009, and $42.1 million at December 31, 2008. Management generally views local repurchase agreements as an alternative to large time deposits. The Company’s wholesale repurchase agreements are primarily with the Federal Home Loan Bank (“FHLB”) and amounted to $145.5 million at December 31, 2009, and $153.2 million at December 31, 2008. Included in the $145.5 million of wholesale repurchase agreements at year-end 2008, is a $5.5 million repurchase agreement with the FHLB where the Company elected to adopt the fair value option. The fair value of this repurchase agreement decreased by $177,000 (net mark-to-market pre-tax gain of $177,000) over the 12-months ended December 31, 2009. During 2009, the Company prepaid a $10.0 million repurchase agreement with the FHLB, where the Company had elected the fair value option. Net mark-to-market pre-tax gains of $242,000 related to this repurchase agreement are included in 2009. The $242,000 pre-tax gain and the $177,000 pre-tax gain are included on the Company’s Consolidated Statements of Income in “Mark-to-Market Gain (Loss) on Liabilities Held at Fair Value.” Refer to “Note 10 Securities Sold Under Agreements to Repurchase and Federal Funds Purchased” in Notes to Consolidated Financial Statements in Part II, Item 7. of this Report for further details on the Company’s repurchase agreements.

The Company’s other borrowings totaled $209.0 million at year-end 2009, down $65.8 million or 24.0% from $274.8 million at year-end 2008. The $209.0 million in borrowings at December 31, 2009, included $170.3 million in term advances, $13.5 million of overnight FHLB advances, and a $25.0 million advance from a money center bank. Of the $170.3 million of the FHLB term advances at year-end 2009, $150.3 million are due over one year and have a weighted average rate of 4.35%. In 2007, the Company elected to account for a $10.0 million advance with the FHLB at fair value. The fair value of this advance decreased by $844,000 (net mark-to-market gain of $844,000) over the 12-months ended December 31, 2009. Refer to “Note 11 Other Borrowings” in Notes to Consolidated Financial Statements in Part II, Item 7. of this Report for further details on the Company’s term borrowings with the FHLB.

Other borrowings included a term borrowing with a bank totaling $25.0 million at December 31, 2009, and $24.0 million at December 31, 2008. There were also a Treasury Tax and Loan Note account with the Federal Reserve Bank of New York totaling $100,000 at December 31, 2009 and 2008, and borrowings from unrelated financial institutions totaling $30,000 and $39,000 at December 31, 2009 and 2008, respectively.

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

Core deposits are a primary low cost funding source obtained mainly through the Company’s branch network. Core deposits totaled $1.7 billion at year-end 2009, up $94.0 million or 5.8% from year-end 2008, with the increase mainly in money market and savings deposits and noninterest-bearing deposits. Core deposits represented 70.7% of total deposits and 59.3% of total liabilities at December 31, 2009, compared to 76.4% of total deposits and 61.6% of total liabilities at December 31, 2008.

In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $100,000 or more, brokered time deposits, municipal money market accounts, securities sold under agreements to repurchase, overnight borrowings and term advances from the FHLB and other funding sources. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources increased by $142.5 million to $1.1 billion at year end 2009, from $973.7 million at year-end 2008. As a percentage of total liabilities, non-core funding sources increased from 36.8% at year-end 2008 to 38.4% at year-end 2009. Overnight borrowing from the FHLB declined $60.0 million during 2009 offsetting growth of $137.1 million in municipal money market accounts, $50.0 million in time deposits of $100,000 or more and $24.7 million in brokered time deposits.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $772.7 million and $699.6 million at December 31, 2009 and 2008, respectively, were either pledged or sold under agreements to repurchase. Pledged securities represented 83.9% of total securities at December 31, 2009, compared to 79.1% of total securities at December 31, 2008.

Cash and cash equivalents totaled $45.5 million as of December 31, 2009, down from $52.3 million at December 31, 2008. Short-term investments, consisting of securities due in one year or less, decreased from $41.9 million at December 31, 2008, to $30.1 million on December 31, 2009. The Company also has $31.7 million of securities designated as trading securities.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $477.7 million at December 31, 2009 compared with $474.0 million at December 31, 2008. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $722.5 million at December 31, 2009 as compared to $728.2 million at December 31, 2008. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At December 31, 2009, the unused borrowing capacity on established lines with the FHLB was $508.4 million. As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At December 31, 2009, total unencumbered residential mortgage loans of the Company were $213.2 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

The Company has not identified any trends or circumstances that are reasonably likely to result in material increases or decreases in liquidity in the near term.

Table 8-Loan Maturity details total scheduled maturities of selected loan categories.

Table 8 - Loan Maturity

Remaining maturity of selected loans	At December 31, 2009
(in thousands)	Total	Within 1 year	1-5 years	After 5 years

Commercial real estate	$641,737	$11,026	$67,623	$563,088
Real estate construction	58,125	21,303	1,865	34,957
Commercial	492,647	163,139	153,671	175,837

Total	$1,192,509	$195,468	$223,159	$773,882

   Loan balances are shown net of unearned income and deferred costs and fees.

Of the loan amounts shown above in Table 8-Loan Maturity maturing over one year, $664.0 million have fixed rates and $528.5 million have adjustable rates.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business the Company is party to certain financial instruments, which in accordance with accounting principles generally accepted in the United States, are not included in its Consolidated Statements of Condition. These transactions include commitments under standby letters of credit, unused portions of lines of credit, and commitments to fund new loans and are undertaken to accommodate the financing needs of the Company’s customers. Loan commitments are agreements by the Company to lend monies at a future date. These loan and letter of credit commitments are subject to the same credit policies and reviews as the Company’s loans. Because most of these loan commitments expire within one year from the date of issue, the total amount of these loan commitments as of December 31, 2009, are not necessarily indicative of future cash requirements. Further information on these commitments and contingent liabilities is provided in “Note 17 Commitments and Contingent Liabilities” in Notes to Consolidated Financial Statements in Part II, Item 7. of this Report.

CONTRACTUAL OBLIGATIONS

The Company leases land, buildings, and equipment under operating lease arrangements extending to the year 2090. Most leases include options to renew for periods ranging from 5 to 20 years. In addition, the Company has a software contract for its core banking application through July 31, 2015, along with contracts for more specialized software programs through 2016. Further information on the Company’s lease arrangements is provided in “Note 8 Premises and Equipment” in Notes to Consolidated Financial Statements in Part II, Item 7. of this Report. The Company’s contractual obligations as of December 31, 2009, are shown in Table 9-Contractual Obligations and Commitments below.

Table 9 – Contractual Obligations and Commitments

Contractual Cash Obligations	Payments Due By Period
(in thousands) As of December 31, 2009	Total	Within 1 year	1-3 years	3-5 years	Over 5 years

Long-term debt	$370,253	$42,332	$98,742	$103,388	$125,791
Operating leases	19,610	2,208	3,157	2,478	11,767
Software contracts	3,517	1,291	1,718	477	31

Total contractual cash obligations	$393,380	$45,831	$103,617	$106,343	$137,589

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to “Note 1 Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements in Part II, Item 7. of this Form 10-K for details of recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

Fourth Quarter Summary

The Company reported diluted earnings per share of $0.76 for the fourth quarter of 2009, an 11.8% increase from $0.68 for the comparable year-ago period, and a 3.8% decrease from $0.79 per share reported in the third quarter of 2009. Fourth quarter 2009 net income was $8.2 million, up 12.9% over fourth quarter 2008 net income of $7.3 million and down 2.9% from third quarter 2009 net income of $8.5 million.

Taxable-equivalent net interest income rose 12.2% to $28.6 million in the fourth quarter of 2009 from $25.5 million in the same quarter 2008 and represented a record quarterly level for the Company. The growth in taxable-equivalent net increase income was due to growth in average earning assets, which increased $306.9 million or 11.8%, to $2.9 billion in the fourth quarter of 2009 from $2.6 billion in the fourth quarter of 2008, and lower rates paid on interest-bearing liabilities. The growth in average earnings assets in the fourth quarter over the year-earlier quarter included a $140.1 million or 8.0% increase in average loans and leases, and a $111.1 million or 13.0% increase in average securities. The yield on interest earning assets was 5.18% in the fourth quarter of 2009, down 49 basis points from 5.67% in the fourth quarter of 2008. The rate paid on interest-bearing liabilities was 1.57% in the fourth quarter of 2009, down 63 basis points from 2.20% in the same quarter prior year.

The provision for loan and lease losses was $2.8 million for the fourth quarter of 2009, compared to $2.1 million for the fourth quarter of 2008. The increase in the provision in 2009 over prior year was due to increases in nonperforming loans and leases and net charge-offs as well as concerns over weak economic conditions and uncertain real estate markets. Nonperforming loans and leases were $34.9 million or 1.82% of total loans and leases at December 31, 2009, compared with $16.0 million or 0.88% of total loans and leases at December 31, 2008. Net charge-offs totaled $1.2 million in the fourth quarter of 2009, representing an annualized 0.25% of average loans and leases compared with net charge-offs of $739,000 or an annualized 0.17% of average loans and lease in the same period of 2008.

Total noninterest income in the fourth quarter of 2009 was $12.1 million, up $1.8 million, or 17.5%, from the fourth quarter of 2008. Key fee income categories in the fourth quarter of 2009 were comparable to the same quarter prior year. Net mark-to-market gains on securities and liabilities held at fair value totaled $352,000 in the fourth quarter of 2009 compared to net mark-to-market losses of $856,000 in the same quarter prior year. Increased residential mortgage loan origination volume in 2009 resulted in gains on sales of loans of $202,000 in the fourth quarter of 2009 compared to gains of $15,000 in the same quarter prior year.

Noninterest expense totaled $24.9 million for the 2009 fourth quarter, up $2.2 million, or 9.7%, from $22.7 million for the 2008 fourth quarter. Salary and benefit related expenses were up $536,000 or 4.0% over the same quarter prior year. The increase was due to annual salary adjustments, additional FTEs, and higher benefit-related expenses, mainly pension and health insurance. Higher FDIC insurance deposit assessments were also a significant contributor to the increase in noninterest expenses in the quarter.

Item 6A.	Quantitative and Qualitative Disclosures About Market Risk

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of November 30, 2009, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decline in net interest income from the base case of approximately 1.7%, while a 100 basis point parallel decline in interest rates over a one-year period would result in a marginal decrease in one-year net interest income from the base case of 1.2%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

In our most recent simulation, the base case scenario, which assumes interest rates remain unchanged from the date of the simulation, showed a relatively flat net interest margin during 2010.

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

In addition to the simulation analysis, management uses an interest rate gap measure. Table 10-Interest Rate Risk Analysis below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of December 31, 2009. The Company’s one-year interest rate gap was a negative $113,000 or 3.59% of total assets at December 31, 2009, compared with a negative $12,000 or .44% of total assets at December 31, 2008. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Table 10 – Interest Rate Risk Analysis

Condensed Static Gap - December 31, 2009	Repricing Interval
(dollar amounts in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets*	$2,922,138	$723,268	$227,652	$327,716	$1,278,636
Interest-bearing liabilities	2,404,688	965,084	178,338	248,471	1,391,893

Net gap position		(241,816)	49,314	79,245	(113,257)

Net gap position as a percentage of total assets		(7.67%)	1.56%	2.51%	(3.59%)

*   Balances of available-for-sale securities are shown at amortized cost

[This Page Intentionally Left Blank]

Item 7.	Financial Statements and Supplementary Data

Financial Statements and Supplementary Data consist of the consolidated financial statements as indexed and presented below and the Unaudited Quarterly Financial Data presented in Part II, Item 7. of this Report

Management’s Statement of Responsibility

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

Date: March 12, 2010

Stephen S. Romaine	Francis M. Fetsko
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Tompkins Financial Corporation:

We have audited the accompanying consolidated statements of condition of Tompkins Financial Corporation and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tompkins Financial Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tompkins Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2010 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Syracuse, New York

March 12, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Tompkins Financial Corporation:

We have audited Tompkins Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Tompkins Financial Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 12, 2010 expressed an unqualified opinion on those consolidated financial statements.

Syracuse, New York

March 12, 2010

Consolidated Statements of Condition

	As of December 31
(in thousands except share and per share data)	2009	2008

ASSETS

Cash and noninterest bearing balances due from banks	$43,686	$48,133
Interest bearing balances due from banks	1,676	4,116
Money market funds	100	100

Cash and Cash Equivalents	45,462	52,349

Trading securities, at fair value	31,718	38,101
Available-for-sale securities, at fair value	928,770	741,219
Held-to-maturity securities, fair value of $46,340 at December 31, 2009, and $55,064 at December 31, 2008	44,825	54,453
Loans and leases, net of unearned income and deferred costs and fees	1,914,818	1,817,531
Less: Allowance for loan and lease losses	24,350	18,672

Net Loans and Leases	1,890,468	1,798,859

Federal Home Loan Bank and Federal Reserve Bank stock	20,041	22,874
Bank premises and equipment, net	46,650	46,613
Corporate owned life insurance	35,953	34,804
Goodwill	41,589	41,479
Other intangible assets	4,864	5,299
Accrued interest and other assets	62,920	31,672

Total Assets	$3,153,260	$2,867,722

LIABILITIES

Deposits:
Interest bearing:
Checking, savings, and money market	$1,183,145	$980,011
Time	794,738	703,107
Noninterest bearing	461,981	450,889

Total Deposits	2,439,864	2,134,007

Federal funds purchased and securities sold under agreement to repurchase ($5,500 valued at fair value at December 31, 2009 and $16,170 valued at fair value at December 31, 2008)	192,784	196,304
Other borrowings ($11,335 valued at fair value at December 31, 2009 and $12,179 valued at fair value at December 31, 2008)	208,965	274,791
Trust preferred debentures	25,056	3,888
Other liabilities	41,583	39,371

Total Liabilities	2,908,252	2,648,361

Equity
Tompkins Financial Corporation shareholders’ equity:

Common stock – par value $0.10 per share: Authorized 25,000,000 shares; Issued: 9,785,265 shares at December 31, 2009, and 9,727,418 shares at December 31, 2008	978	973
Additional paid-in capital	155,589	152,842
Retained earnings	92,402	73,779
Accumulated other comprehensive loss	(3,087)	(7,602)
Treasury stock at cost- 81,723 shares at December 31, 2009, and 76,881 shares at December 31, 2008	(2,326)	(2,083)

Total Tompkins Financial Corporation Shareholders’ Equity	$243,556	$217,909
Noncontrolling Interest	1,452	1,452

Total Equity	$245,008	$219,361

Total Liabilities and Equity	$3,153,260	$2,867,722

See notes to consolidated financial statements.

Consolidated Statements of Income

	Year ended December 31
(in thousands except per share data)	2009	2008	2007

INTEREST AND DIVIDEND INCOME
Loans	$107,452	$102,840	$97,418
Due from banks	27	133	217
Federal funds sold	15	115	217
Money market funds	36	246	0
Trading securities	1,362	1,923	2,762
Available-for-sale securities	35,196	32,561	28,763
Held-to-maturity securities	1,814	1,891	2,054
Other	893	1,074	1,010

Total Interest and Dividend Income	146,795	140,783	132,441

INTEREST EXPENSE
Time certificates of deposit of $100,000 or more	5,442	9,039	14,750
Other deposits	18,769	25,489	30,735
Federal funds purchased and securities sold under agreements to repurchase	6,254	7,496	8,125
Other borrowings	8,206	8,216	4,802
Trust preferred debentures	1,087	153	0

Total Interest Expense	39,758	50,393	58,412

Net Interest Income	107,037	90,390	74,029

Less: Provision for Loan/Lease Losses	9,288	5,428	1,529

Net Interest Income After Provision for Loan/Lease Losses	97,749	84,962	72,500

NONINTEREST INCOME
Investment services income	13,328	14,179	14,446
Insurance commissions and fees	12,307	11,607	11,046
Service charges on deposit accounts	9,312	10,192	10,401
Card services income	3,664	3,338	3,453
Mark-to-market gain on trading securities	204	811	612
Mark-to-market gain (loss) on liabilities held at fair value	1,263	(2,001)	(1,348)
Gain on VISA stock redemption	0	1,639	0
Other income	5,933	5,793	5,055
Net other than temporary impairment losses (1)	(146)	0	0
Net gain on sale of available-for-sale securities	348	477	384

Total Noninterest Income	46,213	46,035	44,049

NONINTEREST EXPENSES
Salaries and wages	40,459	40,140	35,225
Pension and other employee benefits	13,367	10,307	9,986
Net occupancy expense of bank premises	7,135	6,839	6,046
Furniture and fixture expense	4,462	4,197	3,866
FDIC insurance	4,976	933	206
Amortization of intangible assets	915	906	653
Other operating expenses	25,303	23,734	22,074

Total Noninterest Expenses	96,617	87,056	78,056

Income Before Income Tax Expense	47,345	43,941	38,493

Income Tax Expense	15,383	13,810	11,991

Net Income Attributable to Noncontrolling Interests and
Tompkins Financial Corporation	31,962	30,131	26,502

Less: Net Income Attributable to Noncontrolling Interest	131	297	131

Net Income Attributable to Tompkins Financial Corporation	$31,831	$29,834	$26,371

Basic earnings per share (2)	$2.98	$2.81	$2.47

Diluted earnings per share (2)	$2.96	$2.78	$2.45

(1)

In 2009, $1.78 million of gross other-than-temporary impairment losses on debt securities available for sale were recognized, of which $1.63 million, were recognized in accumulated other comprehensive loss, net of tax.

(2)	Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on February 15, 2010.

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows	Year ended December 31
(in thousands)	2009	2008	2007

OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$31,831	$29,834	$26,371
Adjustments to reconcile net income attributable to Tompkins Financial Corporation to net cash provided by operating activities:
Provision for loan/lease losses	9,288	5,428	1,529
Depreciation and amortization premises, equipment, and software	4,484	4,670	4,334
Amortization of intangible assets	915	906	653
Earnings from corporate owned life insurance, net	(1,090)	(1,448)	(1,122)
Net amortization on securities	1,878	1,326	1,443
Other-than-temporary impairment loss	146	0	0
Mark-to-market gain on trading securities, net	(204)	(811)	(612)
Mark-to-market (gain) loss on liabilities held at fair value	(1,263)	2,001	1,348
Deferred income tax (benefit) expense	(1,854)	1,124	(1,529)
Net gain on sale of securities	(348)	(477)	(384)
Net gain on sale of loans	(1,357)	(105)	(159)
Proceeds from sale of loans	90,357	11,453	10,906
Loans originated for sale	(90,206)	(11,010)	(11,059)
Net loss (gain) on sale of bank premises and equipment	7	(52)	27
Stock-based compensation expense	938	931	713
Increase in interest receivable	(139)	(257)	(203)
Decrease in interest payable	(799)	(1,108)	(399)
Proceeds from sales of trading securities	0	479	61,912
Purchases of trading securities	0	(3,998)	(72,300)
Proceeds from payments/maturities of trading securities	6,315	26,007	14,034
Contribution to pension plan	0	(10,000)	0
Increase in FDIC prepaid insurance	(11,423)	0	0
Other, net	(13,612)	6,638	2,070

Net Cash Provided by Operating Activities	23,864	61,531	37,573

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities	303,700	225,873	125,292
Proceeds from sales of available-for-sale securities	32,510	62,571	61,714
Proceeds from maturities of held-to-maturity securities	21,506	12,511	16,961
Purchases of available-for-sale securities	(519,902)	(351,666)	(221,357)
Purchases of held-to-maturity securities	(11,930)	(17,447)	(7,622)
Net increase in loans/leases	(99,691)	(229,428)	(114,762)
Net decrease (increase) in Federal Home Loan Bank and Federal Reserve Bank stock	2,833	(4,536)	(6,004)
Proceeds from sales of bank premises and equipment	53	119	134
Purchase of bank premises and equipment	(5,165)	(2,771)	(5,548)
Purchase of corporate owned life insurance	0	0	(3,000)
Net cash provided by (used in) acquisitions	0	12,176	(314)
Other, net	(1,875)	(103)	(43)

Net Cash Used in Investing Activities	(277,961)	(292,701)	(154,549)

FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	214,226	177,350	95,486
Net increase (decrease) in time deposits	91,631	6,794	(84,080)
Net (decrease) increase in securities sold under agreements to repurchase and Federal funds purchased	(3,102)	240	3,404
Increase in other borrowings	11,000	145,200	208,100
Repayment of other borrowings	(75,981)	(82,655)	(83,974)
Cash dividends	(13,208)	(12,728)	(12,023)
Proceeds from issuance of trust preferred debentures, net of issuance cost	21,073	0	0
Shares issued for dividend reinvestment plans	631	0	0
Repurchase of common stock	(178)	(58)	(12,914)
Redemption of preferred stock	0	(4,524)	0
Net proceeds from exercise of stock options	955	3,354	611
Tax benefit from stock option exercises	163	587	51

Net Cash Provided by Financing Activities	247,210	233,560	114,661

Net (decrease) increase in cash and cash equivalents	(6,887)	2,390	(2,315)

Cash and cash equivalents at beginning of year	52,349	49,959	52,274

Cash and Cash Equivalents at End of Year	$45,462	$52,349	$49,959

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for - Interest	$40,558	$51,501	$58,811
Cash paid during the year for - Income taxes	28,117	9,872	9,802
Non-cash investing and financing activities:
Fair value of non-cash assets other than goodwill acquired in purchase acquisitions	0	208,101	9
Fair value of liabilities assumed in purchase acquisitions	0	238,737	0
Goodwill related to acquisitions	0	18,585	1,659
Fair value of shares issued for acquisitions	0	0	701
Transfer of available-for-sale securities to trading securities with adoption of fair value option	0	0	63,383

See notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Noncontrolling Interest	Total

BALANCES AT DECEMBER 31, 2006	$989	$158,203	$44,429	$(12,487)	$(1,514)	$1,452	$191,072

Comprehensive income:
Net income attributable to noncontrolling interest and Tompkins Financial Corporation			26,371			131	26,502
Other comprehensive income				4,065			4,065

Total Comprehensive Income							30,567

Cash dividends ($1.13 per share)			(12,023)				(12,023)
Exercise of stock options, and related tax benefit (34,495 shares, net)	4	658					662
Common stock repurchased and returned to unissued status (332,347 shares)	(33)	(12,881)					(12,914)
Stock issued for purchase acquisition (23,713 shares)	2	699					701
Directors deferred compensation plan (6,748 shares)		265			(265)		0
Cumulative effect adjustment – adoption of SFAS 159			(1,522)	1,522			0
Stock-based compensation expense		713					713
Dividend to minority interest holders						(131)	(131)

BALANCES AT DECEMBER 31, 2007	$962	$147,657	$57,255	$(6,900)	$(1,779)	$1,452	$198,647

Comprehensive income:
Net income attributable to noncontrolling interest and Tompkins Financial Corporation			29,834			297	30,131
Other comprehensive income				(702)			(702)

Total Comprehensive Income							29,429

Cash dividends ($1.20 per share)			(12,728)				(12,728)
Exercise of stock options and related tax benefit (116,236 shares, net)	12	3,929					3,941
Common stock repurchased and returned to Unissued status (1,500 shares)		(58)					(58)
Reduction in shares issued for purchase acquisition (2,748 shares)	(1)	79					78
Directors deferred compensation plan (5,985 shares)		304			(304)		0
Cumulative effect adjustment – adoption of EITF 06-4			(582)				(582)
Stock-based compensation expense		931					931
Noncontrolling interest acquired in connection with Sleepy Hollow Bancorp, Inc.						4,443	4,443
Repayment of noncontrolling interest acquired in connection with Sleepy Hollow Bancorp, Inc.						(4,443)	(4,443)
Dividend to minority interest holders						(297)	(297)

BALANCES AT DECEMBER 31, 2008	$973	$152,842	$73,779	$(7,602)	$(2,083)	$1,452	$219,361

Comprehensive income:
Net income attributable to noncontrolling interest and Tompkins Financial Corporation			31,831			131	31,962
Other comprehensive income				4,515			4,515

Total Comprehensive Income							36,477

Cash dividends ($1.24 per share)			(13,208)				(13,208)
Exercise of stock options and related tax benefit (34,393 shares, net)	3	1,115					1,118
Common stock repurchased and returned to unissued status (5,000 shares)	(1)	(177)					(178)
Stock-based compensation expense		938					938
Shares issued for dividend reinvestment plan (15,554 shares)	2	629					631
Directors deferred compensation plan (4,842 shares)		243			(243)		0
Net shares issued related restricted stock awards (12,900 shares)	1	(1)					0
Dividend to minority interest holders						(131)	(131)

BALANCES AT DECEMBER 31, 2009	$978	$155,589	$92,402	$(3,087)	$(2,326)	$1,452	$245,008

Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on February 15, 2010.

See notes to consolidated financial statements.

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

The consolidated financial information included herein combines the results of operations, the assets, liabilities, and shareholders’ equity (including comprehensive income or loss) of the Company and all entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions are eliminated in consolidation.

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under U.S. accounting principles generally accepted. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly owned subsidiaries, Tompkins Capital Trust I and Sleepy Hollow Capital Trust I, are VIE’s for which the Company is not the primary beneficiary. Accordingly, the accounts of these entities are not included in the Company’s consolidated financial statements.

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclose contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the allowance for loan and lease losses, valuation of intangible assets, deferred income tax assets, other-than-temporary impairment on investments, and obligations related to employee benefits. Amounts in the prior years’ consolidated financial statements are reclassified when necessary to conform to the current year’s presentation.

The Company has evaluated subsequent events for potential recognition and/or disclosure through March 12, 2010, the date the consolidated financial statements included in this Annual Report on Form 10-K were issued.

CASH EQUIVALENTS: Cash equivalents in the Consolidated Statements of Cash Flows include cash and noninterest bearing balances due from banks, interest-bearing balances due from banks, Federal funds sold, and money market funds. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that the Company is not exposed to any significant credit risk on cash and cash equivalents. Each bank subsidiary is required to maintain reserve balances by the Federal Reserve Bank of New York. At December 31, 2009, and December 31, 2008 the reserve requirements for the Company’s banking subsidiaries totaled $3,704,000 and $5,995,000, respectively.

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

At least quarterly, the Company reviews its investment portfolio to identify any securities where there is other-than-temporary impairment. In cases where fair value is less than amortized cost and the Company intends to sell a debt security, it is more likely than not to be required to sell a debt security before recovery of its amortized cost basis, or the Company does not expect to recover the entire amortized cost basis of a debt security, an other-than-temporary impairment is considered to have occurred. If the Company intends to sell the debt security or more likely than not will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the debt security’s amortized cost basis and its fair value at the balance sheet date. If the Company does not expect to recover the entire amortized cost basis of the security, the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the other-than-temporary impairment is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of

Note 1 Summary of Significant Accounting Policies (continued)

the other-than-temporary impairment related to the credit loss is recognized in earnings while the amount related to other factors is recognized in other comprehensive income, net of applicable taxes. Subsequently, the Company accounts for the other-than-temporarily impaired debt security as if the security had been purchased on the measurement date of the other-than-temporary impairment at an amortized cost basis equal to the previous amortized cost basis less the other-than-temporary impairment recognized in earnings. The cost basis of individual equity securities is written down to estimated fair value through a charge to earnings when declines in value below cost are considered to be other than temporary. Realized gains and losses on the sales of investment securities are determined using the specific identification method.

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

Residential real estate loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Fair value is determined on the basis of the rates quoted in the secondary market. Net unrealized losses attributable to changes in market interest rates are recognized through a valuation allowance by charges to income. Loans are generally sold on a non-recourse basis with servicing retained. Any gain or loss on the sale of loans is recognized at the time of sale as the difference between the recorded basis in the loan and the net proceeds from the sale. The Company may use commitments at the time loans are originated or identified for sale to mitigate interest rate risk. The commitments to sell loans are considered derivatives under ASC Topic 815. The impact of the estimated fair value adjustment was not significant to the consolidated financial statements.

The Company accounts for impaired loans under FASB ASC Topic 310, Receivables (“ASC Topic 310”), which requires that impaired loans, except for large groups of smaller-balance homogeneous loans, be measured based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral (less costs to sell) if the loan is collateral dependent. If the measurement of the impaired loan is less than the recorded investment in the loan, an impairment reserve is recognized as part of the allowance for loan losses.

The Company applies the provisions of ASC Topic 310 to all impaired commercial and commercial real estate loans over $250,000 and to all loans restructured in a troubled debt restructuring. Allowances for loan losses for the remaining loans are recognized in accordance with ASC Topic 450, Contingencies (“ASC Topic 450”). Management considers a loan to be impaired if, based on current information, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the observable market price or the fair value of collateral (less costs to sell) if the loan is collateral dependent. Management excludes large groups of smaller balance homogeneous loans such as residential mortgages, consumer loans, and leases, which are collectively evaluated.

Loans are considered to have been modified in a troubled debt restructuring (“TDR”) when due to a borrower’s financial difficulties, the Company makes certain concessions to the borrower that it would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a nonaccrual loan that has been modified in a TDR remains on non-accrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains on nonaccrual status.

ALLOWANCE FOR LOAN AND LEASE LOSSES: Management regularly reviews the allowance for loan and lease losses in order to maintain the allowance at a level consistent with the inherent risk of loss in the loan and lease portfolios. The Company has developed a methodology to measure the amount of estimated loan loss exposure inherent in the loan portfolio to ensure that an adequate allowance is maintained. The methodology includes an estimate of exposure for the following: specifically reviewed and graded loans; historical loss experience by product type; past due and nonperforming loans; and other internal and external factors such as local and regional economic conditions, growth trends, collateral values, and credit policy and underwriting standards. The methodology includes a review of loans considered impaired in accordance with ASC Topic 310. In addition, other commercial loans and commercial mortgage loans are evaluated using an internal rating system. An estimated exposure amount is assigned to these internally reviewed credits based upon a review of the borrower’s financial condition, payment history, collateral adequacy, business conditions, and historical loss experience. For commercial loans and commercial mortgage loans not specifically reviewed, and for homogenous loan portfolios such as residential mortgage loans and consumer loans, estimated exposure amounts are assigned based upon historical loss experience as well as past due status. Lastly, additional allowances are maintained based upon management judgment and assessment of other quantitative and qualitative factors such as regional and local economic conditions, portfolio growth trends, new lending products, and new market areas.

Note 1 Summary of Significant Accounting Policies (continued)

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

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE: Securities sold under agreements to repurchase (repurchase agreements) are agreements in which the Company transfers the underlying securities to a third-party custodian’s account that explicitly recognizes the Company’s interest in the securities. The agreements are accounted for as secured financing transactions provided the Company maintains effective control over the transferred securities and meets other criteria as specified in FASB ASC Topic 860, Transfers and Servicing (“ASC Topic 860”). The Company’s agreements are accounted for as secured financings; accordingly, the transaction proceeds are reflected as liabilities and the securities underlying the agreements continue to be carried in the Company’s securities portfolio.

Under FASB ASC Topic 825, Financial Instruments (“ASC Topic 825”) the Company elected to account for certain repurchase agreements at fair value, with unrealized gains or losses included in earnings.

TREASURY STOCK: The cost of treasury stock is shown on the Consolidated Statements of Condition as a separate component of shareholders’ equity, and is a reduction to total shareholders’ equity. Shares are released from treasury at fair value, identified on an average cost basis.

Note 1 Summary of Significant Accounting Policies (continued)

TRUST AND INVESTMENT SERVICES: Assets held in fiduciary or agency capacities for customers are not included in the accompanying Consolidated Statements of Condition, since such items are not assets of the Company. Fees associated with providing trust and investment services are included in noninterest income.

EARNINGS PER SHARE: Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the year plus the dilutive effect of stock issuable upon conversion of common stock equivalents (primarily stock options) or certain other contingencies.

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

STOCK BASED COMPENSATION: Under FASB ASC Topic 718, Compensation - Stock Compensation (“ASC Topic 718”), compensation costs recognized include: (a) the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of ASC Topic 718, and (b) the compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated. Compensation cost is recorded on a straight-line basis over the vesting period of the awards.

The Company’s stock-based employee compensation plan is described in Note 14 “Stock Plans and Stock Based Compensation”, of this Report.

FAIR VALUE MEASUREMENTS: On January 1, 2007, the Company adopted the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), for financial assets and financial liabilities. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. See Note 19 – “Fair Value Measurements”.

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

ENDORSEMENT SPLIT-DOLLAR LIFE INSURANCE: On January 1, 2008, the Company adopted FASB ASC Topic 718 Compensation – Retirement Benefits (“ASC Topic 718”). With the adoption, the Company recognized a cumulative-effect adjustment to retained earnings totaling $582,000 related to accounting for certain endorsement split-dollar life insurance arrangements.

Note 1 Summary of Significant Accounting Policies (continued)

RECENT ACCOUNTING PRONOUNCEMENTS

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

FASB ASC Topic 260, Earnings Per Share (“ASC Topic 260”). On January 1, 2009, the Company adopted new authoritative accounting guidance under ASC Topic 260, which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company’s adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

FASB ASC Topic 320, Investments - Debt and Equity Securities (“ASC Topic 320”). New authoritative accounting guidance under ASC Topic 320 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company’s adoption of the provisions of the new authoritative accounting guidance under ASC Topic 320 during the second quarter of 2009 did not have a material impact on the Company’s consolidated financial statements. See Note 3 – “Securities” for details on the Company’s impairment analysis of debt securities.

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

FASB ASC Topic 805, Business Combinations (“ASC Topic 805”). On January 1, 2009, new authoritative accounting guidance under ASC Topic 805 became applicable to the accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB ASC Topic 450, Contingencies (“ASC Topic 450”). Under ASC Topic 805, the requirements of FASB ASC Topic 420, Exit or Disposal Cost Obligations, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450. The requirements of ASC Topic 805 will apply prospectively to any future business combinations closing on or after January 1, 2009. As of December 31, 2009, the adoption of this standard did not have an impact on the Company’s financial statements. However, the adoption of this standard will have a significant impact on how the Company accounts for acquisitions, if any, prospectively.

Note 1 Summary of Significant Accounting Policies (continued)

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

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s consolidated financial statements.

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

FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). New authoritative accounting guidance under ASC Topic 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company’s adoption of the new authoritative accounting guidance under ASC Topic 820 during the second quarter of 2009 did not significantly impact the Company’s consolidated financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The new authoritative accounting guidance under ASC Topic 820 was effective for the Company’s financial statements for fiscal years beginning after October 1, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

FASB ASC Topic 825, Financial Instruments (“ASC Topic 825”). New authoritative accounting guidance under ASC Topic 825 requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The interim disclosures required under Topic 825 are included in Note 19- “Fair Value Measurements”.

FASB ASC Topic 855, Subsequent Events (“ASC Topic 855”). New authoritative accounting guidance under ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

Note 1 Summary of Significant Accounting Policies (continued)

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

On May 9, 2008, the Company acquired Sleepy Hollow Bancorp, Inc., (“Sleepy Hollow”), a privately held bank holding company located in Sleepy Hollow, New York. The outstanding shares of common stock of Sleepy Hollow were cancelled and exchanged for the right to receive the per-share cash merger consideration totaling $30.2 million. The total cost of the Sleepy Hollow acquisition was approximately $30.5 million, including acquisition related costs of approximately $234,000. Sleepy Hollow Bank, the wholly-owned subsidiary of Sleepy Hollow, was merged into Mahopac National Bank.

The transaction resulted in intangible assets of $21.1 million, including goodwill of $18.4 million, core deposit intangibles of $2.4 million, and a covenant-not-to-compete of $313,000. The core deposit intangible asset is being amortized over 10 years using an accelerated method. The covenant-not-to-compete is being amortized over 3 years. The goodwill is not being amortized but will be evaluated at least annually for impairment. Goodwill is not deductible for taxes. The results of operations of Sleepy Hollow are included in the Company’s consolidated earnings commencing on May 9, 2008.

On May 1, 2008, AM&M acquired the stock of Robert G. Relph Comprehensive Brokerage Services, Inc., a local insurance agency engaged in the provision of insurance brokerage services, in a cash transaction. The transaction resulted in goodwill of $234,000, customer related intangibles of $68,000 and a covenant-not-to-compete of $12,000. The customer related intangibles and covenant-not-to-compete are being amortized over 15 years and 5 years, respectively. Additional merger consideration of $23,000 was paid in 2009 as certain criteria was met, and recorded as part of goodwill.

On September 28, 2007, AM&M acquired the assets of Francis M. Celona, CPA, P.C., a local accounting and financial services company in Honeoye Falls, New York, in a cash transaction. The transaction resulted in initial goodwill of $47,000, customer related intangibles of $56,000 and a covenant-not-to-compete of $6,000. The customer related intangibles and covenant-not-to-compete are being amortized over 15 years and 5 years, respectively. In addition to the merger consideration paid at closing, additional contingent amounts of up to $180,000 may be paid over a period of three years from closing, depending on certain criteria being met. Additional payments of $60,000 and $58,000 were made in 2009 and 2008, respectively, and recorded as part of goodwill.

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

Note 3 Securities

Available-for-Sale Securities

The following summarizes available-for-sale securities held by the Company:

		Available-for-Sale Securities

December 31, 2009 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities	$1,991	$88	$0	$2,079
Obligations of U.S. Government sponsored entities	377,920	3,369	2,274	379,015
Obligations of U.S. states and political subdivisions	61,176	2,537	18	63,695
Mortgage-backed securities – residential	461,677	18,211	2,207	477,681
U.S. corporate debt securities	5,032	104	0	5,136

Total debt securities	907,796	24,309	4,499	927,606
Equity securities	1,164	0	0	1,164

Total available-for-sale securities	$908,960	$24,309	$4,499	$928,770

		Available-for-Sale Securities

December 31, 2008 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities	$3,102	$161	$0	$3,263
Obligations of U.S. Government sponsored entities	191,435	4,913	86	196,262
Obligations of U.S. states and political subdivisions	63,158	721	325	63,554
Mortgage-backed securities – residential	465,612	11,323	2,964	473,971
U.S. corporate debt securities	2,500	0	0	2,500

Total debt securities	725,807	17,118	3,375	739,550
Equity securities	1,669	0	0	1,669

Total available-for-sale securities	$727,476	$17,118	$3,375	$741,219

Equity securities include miscellaneous investments carried at fair value, which approximates cost.

Substantially all of the above mortgage-backed securities are residential direct pass through securities or collateralized mortgage obligations issued or backed by Federal sponsored entities. Available-for-sale mortgage-backed securities also include non-agency issue mortgage-backed securities, which totaled $12.7 million (amortized cost) at December 31, 2009, and $17.3 million (amortized cost) at December 31, 2008.

Held-to-Maturity Securities

The following summarizes held-to-maturity securities held by the Company:

		Held-to-Maturity Securities

December 31, 2009 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. states and political subdivisions	$44,825	$1,570	$55	$46,340

Total held-to-maturity debt securities	$44,825	$1,570	$55	$46,340

Note 3 Securities (continued)

		Held-to-Maturity Securities

December 31, 2008 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. states and political subdivisions	$54,453	$829	$218	$55,064

Total held-to-maturity debt securities	$54,453	$829	$218	$55,064

Realized gains on available-for-sale securities were $411,000 in 2009, $547,000 in 2008 and $423,000 in 2007; realized losses on available-for-sale securities were $63,000 in 2009, $70,000 in 2008, and $39,000 in 2007.

The following table summarizes available-for-sale and held-to-maturity securities that had unrealized losses at December 31, 2009 and December 31, 2008, segregated according to the length of time the securities had been in a continuous unrealized loss position.

December 31, 2009

Available-for-Sale Securities	Less than 12 Months		12 Months or Longer		Total

(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. Government sponsored entities	$188,529	$2,274	$0	$0	$188,529	$2,274
Obligations of U.S. states and political subdivisions	1,679	18	0	0	1,679	18
Mortgage-backed securities – residential	35,979	612	16,202	1,595	52,181	2,207

Total available-for-sale securities	$226,187	$2,904	$16,202	$1,595	$242,389	$4,499

Held-to-Maturity Securities	Less than 12 Months		12 Months or Longer		Total

(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. states and political subdivisions	$1,099	$45	$320	$10	$1,419	$55

Total held-to-maturity securities	$1,099	$45	$320	$10	$1,419	$55

December 31, 2008

Available-for-Sale Securities	Less than 12 Months		12 Months or Longer		Total

(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. Government sponsored entities	$7,267	$86	$0	$0	$7,267	$86
Obligations of U.S. states and political subdivisions	18,872	320	$105	$5	$18,977	$325
Mortgage-backed securities – residential	22,801	2,683	10,010	281	32,811	2,964

Total securities	$48,940	$3,089	$10,115	$286	$59,055	$3,375

Note 3 Securities (continued)

Held-to-Maturity Securities	Less than 12 Months		12 Months or Longer		Total

(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. states and political subdivisions	$13,350	$189	$326	$29	$13,676	$218

Total held-to-maturity securities	$13,350	$189	$326	$29	$13,676	$218

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

The Company does not intend to sell the investment securities that are in an unrealized loss position and it is not more-likely-than not that the Company will be required to sell the investment securities, before recovery of their amortized cost basis, which may be at maturity. Accordingly, as of December 31, 2009, and December 31, 2008, management believes the unrealized losses detailed in the tables above are not other-than-temporary.

Ongoing Assessment of Other-Than-Temporary Impairment

On a quarterly basis, the Company performs an assessment to determine whether there have been any events or economic circumstances indicating that a security with an unrealized loss has suffered other-than-temporary impairment. A debt security is considered impaired if the fair value is less than its amortized cost basis at the reporting date. If impaired, the Company then assesses whether the unrealized loss is other-than-temporary. An unrealized loss on a debt security is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value, discounted at the security’s effective rate, of the expected future cash flows is less than the amortized cost basis of the debt security. As a result, the credit loss component of an other-than-temporary impairment write-down for debt securities is recorded in earnings while the remaining portion of the impairment loss is recognized, net of tax, in other comprehensive income provided that the Company does not intend to sell the underlying debt security and it is more-likely-than not that the Company would not have to sell the debt security prior to recovery of the unrealized loss. If the Company intended to sell any securities with an unrealized loss or it is more-likely-than not that the Company would be required to sell the investment securities, before recovery of their amortized cost basis, then the entire unrealized loss would be recorded in earnings.

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

During the third quarter of 2009, the Company determined that three private label mortgage backed securities were other-than-temporarily impaired based on our analysis of the above factors for these three securities. As a result, the Company recorded other-than-temporary impairment charges of $2.0 million in the third quarter of 2009 on these investments. The credit loss component of $146,000 was recorded as net other-than-temporary impairment losses in the accompanying consolidated statements of income, while the remaining non-credit portion of the impairment loss was recognized in other comprehensive income (loss) in the accompanying consolidated statements of condition and changes in shareholders’ equity. The Company reviewed these securities in the fourth quarter of 2009 and determined that no additional other-than-temporary charges were necessary. As of December 31, 2009, the amount by which the cost of these securities exceeded fair was $1.8 million. A continuation or worsening of current economic conditions may result in additional other-than-temporary impairment losses related to these investments.

Note 3 Securities (continued)

The following table summarizes the roll-forward of credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment is recognized in other comprehensive income:

(in thousands)	December 31, 2009

Credit losses at beginning of the period	$0
Credit losses related to securities for which an other-than-temporary impairment was not previously recognized	146

Ending balance of credit losses on debt securities held for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$146

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

December 31, 2009 (in thousands)	Amortized Cost	Fair Value

Available-for-sale securities:
Due in one year or less	$11,084	$11,231
Due after one year through five years	128,493	130,008
Due after five years through ten years	296,734	298,694
Due after ten years	9,808	9,992

Total	446,119	449,925

Mortgage-backed securities	461,677	477,681

Total available-for-sale debt securities	$907,796	$927,606

December 31, 2008 (in thousands)	Amortized Cost	Fair Value

Available-for-sale securities:
Due in one year or less	$16,640	$16,742
Due after one year through five years	70,769	71,999
Due after five years through ten years	159,268	163,137
Due after ten years	13,518	13,701

Total	260,195	265,579

Mortgage-backed securities	465,612	473,971

Total available-for-sale debt securities	$725,807	$739,550

December 31, 2009 (in thousands)	Amortized Cost	Fair Value

Held-to-maturity securities:
Due in one year or less	$17,017	$17,153
Due after one year through five years	19,200	20,185
Due after five years through ten years	7,131	7,511
Due after ten years	1,477	1,491

Total held-to-maturity debt securities	$44,825	$46,340

Note 3 Securities (continued)

December 31, 2008 (in thousands)	Amortized Cost	Fair Value

Held-to-maturity securities:
Due in one year or less	$20,474	$20,528
Due after one year through five years	21,608	22,089
Due after five years through ten years	10,389	10,552
Due after ten years	1,982	1,895

Total held-to-maturity debt securities	$54,453	$55,064

Trading Securities

The following summarizes trading securities, at estimated fair value, as of:

(in thousands)	December 31, 2009	December 31, 2008

Obligations of U.S. Government sponsored entities	$17,986	$18,370
Mortgage-backed securities – residential	13,732	19,731

Total	$31,718	$38,101

The net gains on trading account securities, which reflect mark-to-market adjustments, totaled $204,000 in 2009, $811,000 in 2008 and $612,000 in 2007.

The Company pledges securities as collateral for public deposits and other borrowings, and sells securities under agreements to repurchase (see Note 10 Securities Sold Under Agreements to Repurchase and Federal Funds Purchased). Securities carried of $772.7 million and $699.6 million at December 31, 2009 and 2008, respectively, were either pledged or sold under agreements to repurchase.

Except for U.S. government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of shareholders’ equity at December 31, 2009.

The Company has an equity investment in a small business investment company (“SBIC”) established for the purpose of providing financing to small businesses in market areas served by the Company. As of December 31, 2009 and 2008, this investment totaled $3.4 million and $3.5 million, respectively, and was included in other assets on the Company’s Consolidated Statements of Condition. The investment is accounted for under the equity method of accounting. As of December 31, 2009, the Company reviewed this investment and determined that there was no impairment.

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock and non-marketable Federal Reserve Bank (“FRB”) stock, both of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock and FRB stock totaled $18.1 million and $1.9 million at December 31, 2009, respectively, and $21.0 million and $1.9 million at December 31, 2008, respectively. These securities are carried at par, which is also cost. While some Federal Home Loan Banks have stopped paying dividends and repurchasing stock upon reductions in debt levels, the FHLBNY continues to pay dividends and repurchase its stock. As such, the Company has not recognized any credit loss other-than-temporary impairment on its holdings of FHLBNY stock.

Note 4 Comprehensive Income

Comprehensive income for the three years ended December 31 is summarized below:

(in thousands)	2009	2008	2007

Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$31,962	$30,131	$26,502

Other comprehensive income (loss), net of tax:

Unrealized gain on available-for-sale securities:
Net unrealized holding gain on available-for-sale securities arising during the year. Pre-tax net unrealized holding gain was $8,048 in 2009 $11,988 in 2008 and $7,977 in 2007.	4,829	7,193	4,786

Reclassification adjustment for net realized gain on the sale of available-for-sale securities (pre-tax net gain of $348 in 2009, $477 in 2008, and $384 in 2007).	(209)	(286)	(230)

Other-than-temporary impairment on available-for-sale securities (includes $1,779 of gross OTTI losses less $146 of gross losses recognized in income) Pre-tax unrealized loss of $1,633 in 2009, $0 in 2008 and $0 in 2007.	(980)	0	0
Employee benefit plans:
Amortization of actuarial gains (losses), prior service cost, and transition obligation (pre-tax of $(1,458) in 2009, $12,682 in 2008, and $1,299 in 2007).	875	(7,609)	(491)

Other comprehensive income (loss)	4,515	(702)	4,065
Subtotal comprehensive income attributable to noncontrolling interest and Tompkins Financial Corporation	36,477	29,429	30,567
Less: Other comprehensive income attributable to noncontrolling interest	(131)	(297)	(131)

Total comprehensive income attributable to Tompkins Financial Corporation	$36,346	$29,132	$30,436

The components of accumulated other comprehensive loss, net of tax, as of year-end were follows:

(in thousands)	2009	2008	2007

Net unfunded liability for employee benefit plans	$(14,973)	$(15,848)	$(8,239)
Net unrealized gain (loss) on available-for-sale securities	11,886	8,246	1,339

Total accumulated other comprehensive loss	$(3,087)	$(7,602)	$(6,900)

Note 5 Loan and Lease Classification Summary and Related Party Transactions

Loans and Leases at December 31 were as follows:

(in thousands)	2009	2008

Residential real estate	$622,942	$625,263
Commercial real estate	641,737	571,929
Real estate construction	58,125	52,114
Commercial	494,495	467,420
Consumer and other	86,687	87,998
Leases	12,821	14,968

Total loans and leases	1,916,807	1,819,692
Less unearned income and net deferred costs and fees	(1,989)	(2,161)

Total loans and leases, net of unearned income and deferred costs and fees	$1,914,818	$1,817,531

As part of its asset/liability management strategy the Company may sell certain residential mortgage loans in the secondary market. Loans are generally sold to Federal Home Loan Mortgage Corporation (“FHLMC”) or State of New York Mortgage Agency (“SONYMA”). During 2009, 2008, and 2007, the Company sold residential mortgage loans totaling $89.0 million, $11.3 million, and $10.7 million, respectively, and realized gains on these sales of $1.4 million, $105,000, and $159,000, respectively. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of

Note 5 Loan and Lease Classification Summary and Related Party Transactions (continued)

fee income. In connection with the sales in 2009, 2008, and 2007, the Company recorded mortgage-servicing assets of $648,000, $26,000, and $46,000, respectively.

Amortization of mortgage servicing assets amounted to $245,000 in 2009, $117,000 in 2008 and $122,000 in 2007. At December 31, 2009 and 2008, the Company serviced residential mortgage loans aggregating $206.0 million and $149.9 million, including loans securitized and held as available-for-sale securities. Mortgage servicing rights, at amortized basis evaluated for impairment, totaled $1.4 million at December 31, 2009 and $961,000 at December 31, 2008. Loans held for sale, which are included in residential real estate in the table above, totaled $1.4 million and $145,000 at December 31, 2009 and 2008, respectively. No loans were securitized in 2009 and 2008.

As members of the FHLB, the Company’s subsidiary banks may use unencumbered mortgage related assets to secure borrowings from the FHLB. At December 31, 2009, the Company had $170.3 million in term advances from the FHLB that were secured by residential mortgage loans.

The Company’s loan and lease customers are located primarily in the upstate New York communities served by its three subsidiary banks. The Trust Company operates fourteen banking offices in the counties of Tompkins, Cayuga, Cortland, and Schuyler, New York. The Bank of Castile operates fourteen banking offices in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. Mahopac National Bank is located in Putnam County, New York, and operates five offices in that county, three offices in neighboring Dutchess County, New York, and six offices in Westchester County, New York. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

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

Loan transactions with related parties at December 31 are summarized as follows:

(in thousands)	2009	2008

Balance at beginning of year	$10,504	$12,653
New Directors/Executive Officers	159	480
Former Directors/Executive Officers	0	(518)
New loans and advancements	20,789	2,232
Loan payments	(5,836)	(4,343)

Balance at end of year	$25,615	$10,504

Note 6 Allowance for Loan and Lease Losses

Changes in the allowance for loan and lease losses at December 31 are summarized as follows:

(in thousands)	2009	2008	2007

Allowance at beginning of year	$18,672	$14,607	$14,328
Provisions charged to operations	9,288	5,428	1,529
Recoveries on loans and leases	624	442	510
Loans and leases charged-off	(4,234)	(3,290)	(1,760)
Allowance acquired in purchase acquisition	0	1,485	0

Allowance at end of year	$24,350	$18,672	$14,607

The Company’s recorded investment in loans and leases that are considered impaired totaled $30.0 million at December 31, 2009 and $9.7 million at December 31, 2008. The average recorded investment in impaired loans and leases was $17.0 million in 2009, $8.6 million in 2008, $6.8 million in 2007. At December 31, 2009, $13.1 million of impaired loans had specific reserve allocations of $803,000 and $16.9 million had no specific reserve allocation. At December 31, 2008, $4.6 million of impaired loans had specific reserve allocations of $414,000 and $5.1 million had no specific reserve allocations. Interest income recognized on impaired loans and leases, all collected in cash, and was $1.4 million for 2009, $455,000 for 2008, and $283,000 for 2007.

Note 6 Allowance for Loan and Lease Losses (continued)

The principal balances of nonperforming loans and leases, including impaired loans and leases, at December 31 are detailed in the table below.

(in thousands)	2009	2008

Loans 90 days past due and accruing	$369	$161
Nonaccrual loans	31,289	15,798
Troubled debt restructurings not included above	3,265	69

Nonperforming loans and leases	$34,923	$16,028

The difference between the interest income that would have been recorded if these loans and leases had been paid in accordance with their original terms and the interest income that was recorded for the year ended December 31, 2009 was $669,000. The amounts for the years ended December 31, 2008, and 2007 were not significant. The Company had no material commitments to make additional advances to borrowers with nonperforming loans.

Note 7 Goodwill and Other Intangible Assets

Information regarding the carrying amount and the amortization expense of the Company’s acquired intangible assets are disclosed in the tables below.

December 31, 2009 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets:
Core deposit intangible	$7,891	$6,158	$1,733
Other intangibles	6,492	3,361	3,131

Subtotal amortized intangible assets	14,383	9,519	4,864
Goodwill – Banking segment	25,323	1,723	23,600
Goodwill – Financial Services segment	18,290	301	17,989

Subtotal goodwill	43,613	2,024	41,589

Total intangible assets	$57,996	$11,543	$46,453

December 31, 2008 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets:
Core deposit intangible	$7,891	$5,672	$2,219
Other intangibles	5,766	2,686	3,080

Subtotal amortized intangible assets	13,657	8,358	5,299
Goodwill – Banking segment	25,296	1,723	23,573
Goodwill – Financial Services segment	18,207	301	17,906

Subtotal goodwill	43,503	2,024	41,479

Total intangible assets	$57,160	$10,382	$46,778

The changes in the carrying amount of goodwill for the year ended December 31, 2009 are provided in the following table. The changes in goodwill were in both the Banking segment and the Financial Services segment.

(in thousands)	Gross Carrying Amount	Net Carrying Amount

Balance as of January 1, 2009	$43,503	$41,479
Goodwill adjustments related to prior year acquisitions – Banking Segment	27	27
Goodwill adjustments related to prior year acquisitions – Financial Services Segment	83	83

Balance as of December 31, 2009	$43,613	$41,589

At December 31, 2009, the Company had unamortized goodwill related to its various acquisitions totaling $41.6 million compared with $41.5 million at December 31, 2008. During 2009, the Company recorded additional goodwill of $60,000 related to the acquisition of Fran Celona, CPA, P.C., and $23,000 related to the acquisition of Robert G. Relph Comprehensive Brokerage Services, Inc., as the requirement for contingent consideration was met resulting in additional consideration being paid. In addition, the Company adjusted the goodwill recorded during 2008 related to the acquisition of Sleepy Hollow Bancorp, Inc. by $27,000.

Note 7 Goodwill and Other Intangible Assets (continued)

At December 31, 2009, the Company had core deposit intangible assets related to various acquisitions of $1.7 million compared to $2.2 million at December 31, 2008. Amortization of core deposit intangible assets amounted to $485,000 in 2009, $470,000 in 2008 and $278,000 in 2007.

At December 31, 2009, other intangible assets, consisting of mortgage servicing rights, customer lists and contracts, and covenants-not-to-compete, totaled $3.1 million compared with $3.1 million at December 31, 2008.

The Company reviews its goodwill and intangible assets annually, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of each reporting unit to their respective carrying amounts, including goodwill. Based on the Company’s 2009 review, there was no impairment of its goodwill or intangible assets. The Company’s estimated fair value significantly exceeds the carrying value for all reporting units. The Company’s goodwill impairment testing is, however, highly sensitive to certain assumptions and estimates used. In the event that further significant deterioration in the economy and credit conditions beyond the levels already reflected in our cash flow forecasts occur, or changes in the strategy or performance of our business or product offerings occur, additional interim impairment tests may be required.

Amortization expense related to intangible assets totaled $915,000 in 2009, $906,000 in 2008, and $653,000 in 2007. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2009 is as follows:

Estimated amortization expense: *
For the year ended December 31, 2010	$764
For the year ended December 31, 2011	563
For the year ended December 31, 2012	456
For the year ended December 31, 2013	370
For the year ended December 31, 2014	313

*Excludes the amortization of mortgage servicing rights. Amortization of mortgage servicing rights was $245,000, $117,000, and $122,000 in 2009, 2008, and 2007, respectively.

Note 8 Premises and Equipment

Premises and equipment at December 31 were as follows:

(in thousands)	2009	2008	2007

Land	$7,652	$7,727	$7,591
Premises	52,395	51,418	47,473
Furniture, fixtures, and equipment	36,434	34,116	31,934
Accumulated depreciation and amortization	(49,831)	(46,648)	(42,187)

Total	$46,650	$46,613	$44,811

Depreciation and amortization expenses in 2009, 2008, and 2007 are included in operating expenses as follows:

(in thousands)	2009	2008	2007

Premises	$1,633	$1,768	$1,378
Furniture, fixtures, and equipment	2,439	2,443	2,431

Total	$4,072	$4,211	$3,809

The following is a summary of the future minimum lease payments under non-cancelable operating leases as of December 31, 2009:

(in thousands)

2010	2,212
2011	1,680
2012	1,477
2013	1,295
2014	1,183
Thereafter	11,767

Total	$19,614

Note 8 Premises and Equipment (continued)

The Company leases land, buildings and equipment under operating lease arrangements extending to the year 2090. Total gross rental expense amounted to $2.4 million in 2009, $2.4 million in 2008, and $2.1 million in 2007. Most leases include options to renew for periods ranging from 5 to 20 years. Options to renew are not included in the above future minimum rental commitments. The Company has two land lease commitments with terms expiring in 2042 and 2090.

Note 9 Deposits

The aggregate time deposits of $100,000 or more were $327.9 million at December 31, 2009, and $277.8 million at December 31, 2008. Scheduled maturities of time deposits at December 31, 2009, were as follows:

(in thousands)	Less than $100,000	$100,000 and over	Total

Maturity
Three months or less	$117,852	$144,598	$262,450
Over three through six months	113,068	64,786	177,854
Over six through twelve months	145,920	82,615	228,535

Total due in 2010	376,840	291,999	668,839
2011	62,716	24,207	86,923
2012	17,256	7,701	24,957
2013	3,148	1,773	4,921
2014	1,899	440	2,339
2015 and thereafter	4,989	1,770	6,759

Total	$466,848	$327,890	$794,738

Note 10 Securities Sold Under Agreements to Repurchase and Federal Funds Purchased

Information regarding securities sold under agreements to repurchase and Federal funds purchased for the years ended December 31, is detailed in the tables below:

Securities Sold Under Agreements to Repurchase (dollar amounts in thousands)	2009	2008	2007

Total outstanding at December 31	$192,784	$195,304	$195,447
Maximum month-end balance	203,094	225,065	206,888
Average balance during the year	190,965	203,219	198,950
Weighted average rate at December 31	2.97%	3.46%	3.97%
Average interest rate paid during the year	3.27%	3.69%	4.08%

Federal Funds Purchased (dollar amounts in thousands)	2009	2008	2007

Total outstanding at December 31	$0	$1,000	$0
Maximum month-end balance	0	1,000	6,800
Average balance during the year	91	165	176
Weighted average rate at December 31	N/A	0.50%	N/A
Average interest rate paid during the year	0.52%	2.42%	5.39%

Securities sold under agreements to repurchase are secured borrowings that typically mature within thirty to ninety days, although the Company has entered into repurchase agreements with the Federal Home Loan Bank (“FHLB”) with maturities that extend through 2017. As of December 31, 2009, the Company had $145.0 million in repurchase agreements with the FHLB, of which $135.0 million mature over one year. Maturities of repurchase agreements due over one year include $20.0 million in 2011, $5.0 million in 2012, $35.0 million in 2013, $20.0 million in 2014, $45.0 million in 2016, and $10.0 million in 2017.

Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

Note 10 Securities Sold Under Agreements to Repurchase and Federal Funds Purchased (continued)

Total securities sold under agreements to repurchase at December 31, 2009, includes a $5.0 million, 7-year repo convertible FHLB advance at 4.715%, convertible at the end of 3 years, where the Company elected to apply the fair value option pursuant to FASB ASC Topic 825. The $5.0 million identified for fair value was selected because the duration was similar to the duration of trading securities. As of December 31, 2009, the aggregate fair value of the $5.0 million of securities sold under agreements to repurchase was $5.5 million. For the twelve months ended December 31, 2009, the fair value of these borrowings decreased by $177,000. During 2009, the Company prepaid a $10.0 million repurchase agreement with the FHLB, where the Company had elected the fair value option. Net mark-to-market pre-tax gains of $242,000 related to this repurchase agreement are included in 2009 results. The $242,000 pre-tax gain and the $177,000 pre-tax gain are included on the Company’s Consolidated Statements of Income in “Mark-to-Market Gain (Loss) on Liabilities Held at Fair Value.”

Federal funds purchased are short-term borrowings that typically mature within one to ninety days.

Note 11 Other Borrowings

The following table summarizes the Company’s borrowings as of December 31:

(in thousands)	2009	2008

Overnight FHLB advances	$13,500	$73,500
Term FHLB advances	170,335	177,152
Other	25,130	24,139

Total borrowings	$208,965	$274,791

The Company, through its subsidiary banks, had available line-of-credit agreements with banks permitting borrowings to a maximum of approximately $28.0 million at December 31, 2009 and 2008. There were no outstanding advances against those lines at December 31, 2009; there were $1.0 million of outstanding advances at December 31, 2008.

Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At December 31, 2009, the unused borrowing capacity on established lines with the FHLB was $508.4 million.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At December 31, 2009, total unencumbered residential mortgage loans of the Company were $213.2 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB. At December 31, 2009, there were $170.3 million in term advances with the FHLB with a weighted average rate of 4.32% compared to $177.2 million at December 31, 2008 with a weighted average rate of 4.38%. Of the $170.3 million of term advances with the FHLB at December 31, 2009, $20.0 million matures in one year and $150.3 million matures over one year. Maturities of advances due over one year include $24.0 million in 2011, $30.0 million in 2012, $15.0 million in 2013, $20.0 million in 2014, $10.0 million in 2015, and $51.3 million in 2017.

The Company’s FHLB borrowings at December 31, 2009 included $131.5 million, at cost, in fixed-rate callable borrowings, which can be called by the FHLB if certain conditions are met. Additional details on the fixed-rate callable advances are provided in the following table.

Note 11 Other Borrowings (continued)

	Current Balance	Rate	Maturity Date	Call Date	Call Frequency	Call Features

	$10,000,000	4.945	December 21, 2010	March 21, 2010	Quarterly	FHLB option
	3,000,000	5.120	January 31, 2011	January 31, 2010	Quarterly	FHLB option
	3,000,000	4.880	January 31, 2011	January 31, 2010	Quarterly	FHLB option
	3,000,000	5.120	March 7, 2011	March 5, 2010	Quarterly	FHLB option
	5,000,000	4.710	November 28, 2011	February 28, 2010	Quarterly	FHLB option
	12,500,000	4.416	September 28, 2012	September 28, 2010	One time	FHLB option
	5,000,000	2.800	January 22, 2013	January 22, 2011	One time	FHLB option
	5,000,000	3.065	February 28, 2013	February 28, 2011	Quarterly	FHLB option
	5,000,000	3.390	May 2, 2013	May 2, 2011	One time	FHLB option
	10,000,000	4.680	June 9, 2014	March 8, 2010	Quarterly	FHLB option
	10,000,000	4.756	June 9, 2014	March 8, 2010	Quarterly	FHLB option
	10,000,000	3.850	June 3, 2015	June 3, 2010	One time	FHLB option
	5,000,000	4.405	March 29, 2017	March 29, 2010	Quarterly	Libor strike 6.0%
	5,000,000	4.894	May 22, 2017	May 22, 2010	Quarterly	Libor strike 7.0%
	10,000,000	4.915	June 8, 2017	June 8, 2010	Quarterly	FHLB option
	10,000,000	5.135	June 8, 2017	March 8, 2010	Quarterly	Libor strike 7.0%
	10,000,000	5.189	June 8, 2017	June 8, 2012	Quarterly	FHLB option
	10,000,000	5.183	June 28, 2017	June 28, 2012	One time	FHLB option

Total	$131,500,000

Other borrowings included a term borrowing with a bank totaling $25.0 million and $24.0 million at December 31, 2009 and 2008. There were also a Treasury Tax and Loan Note account with the Federal Reserve Bank of New York totaling $100,000 at December 31, 2009 and 2008, and borrowings from unrelated financial institutions totaling $30,000 and $39,000 at December 31, 2009 and 2008, respectively.

The Company elected to apply the fair value option for a $10.0 million, 10-year fixed convertible FLHB advance at 5.183%, convertible at the end of 3 years with a maturity of June 28, 2017. The $10.0 million advance identified for fair value was selected because its duration was similar to the durations of trading securities. As of December 31, 2009, the aggregate fair value of the $10.0 million FHLB advance was approximately $11.3 million. For the twelve months ended December 31, 2009, the fair value of this advance decreased by $844,000. The change in fair value is included on the Company’s Consolidated Statements of Income in “Mark-to-Market Gain (Loss) on Liabilities Held at Fair Value.”

Note 12 Trust Preferred Debentures

Tompkins Capital Trust I

During 2009, the Company issued $20.5 million aggregate liquidation amount of 7.0% cumulative trust preferred securities through a newly-formed subsidiary, Tompkins Capital Trust I, a Delaware statutory trust, whose common stock is 100% owned by the Company. The Trust Preferred Securities were offered and sold in reliance upon the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The proceeds from the issuance of the Trust Preferred Securities, together with the Company’s capital contribution of $636,000 to the trust, were used to acquire the Company’s Subordinated Debentures that are due concurrently with the Trust Preferred Securities. The net proceeds of the offering are being used to support business growth and for general corporate purposes.

The Trust Preferred Securities and the Company’s debentures are dated April 10, 2009, have a 30 year maturity, and carry a fixed rate of interest of 7.0%. The Trust Preferred Securities have a liquidation amount of $1,000 per security. The Company has retained the right to redeem the Trust Preferred Securities at par (plus accrued but unpaid interest) at a date which is no earlier than 5 years from the date of issuance. Commencing in 2019, and during specified annual windows thereafter, holders may convert the Trust Preferred Securities into shares of the Company’s common stock at a conversion price equal to the greater of (i) $41.35, or (ii) the average closing price of the Company’s common stock during the first three months of the year in which the conversion will be completed.

The Company has guaranteed the distributions with respect to, and amounts payable upon liquidation or redemption of, the Trust Preferred Securities on a subordinated basis as and to the extent set forth in the Preferred Securities Guarantee Agreement entered into on April 10, 2009, between the Company and Wilmington Trust Company, as Preferred Guarantee Trustee (the “Guarantee”).

Note 12 Trust Preferred Debentures (continued)

Sleepy Hollow Capital Trust I

In August 2003, Sleepy Hollow Capital Trust I issued $4.0 million of floating rate (three-month LIBOR plus 305 basis points) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on August 30, 2033. Distributions on the trust preferred securities are payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. Sleepy Hollow Capital Trust I also issued $0.1 million of common equity securities to the Company. The proceeds of the offering were used to acquire the Company’s Subordinated Debentures that are due concurrently with the Trust Preferred Securities.

Note 13 Employee Benefit Plans

The Company maintains a noncontributory defined-benefit retirement and pension plan (the “Pension Plan”) covering substantially all employees of the Company. The benefits are based on years of service and percentage of the employees’ average compensation. Assets of the Company’s Pension Plan are invested in common and preferred stock, U. S. Government securities, corporate bonds and notes, and mutual funds. At December 31, 2009, the plan assets included 38,357 shares of Tompkins common stock that had a fair value of $1.6 million.

The Company acquired Sleepy Hollow Bancorp, Inc., (“Sleepy Hollow”) effective May 9, 2008. At the time of acquisition, Sleepy Hollow was in the process of terminating its defined benefit pension plan. During 2009, the remaining assets of the plan were distributed and the termination completed.

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

The following table sets forth the changes in the projected benefit obligation for the Pension Plan and SERP and the accumulated benefit obligation for the Life and Healthcare Plan; and the respective plan assets, and the plans’ funded status and amounts recognized in the Company’s Consolidated Statements of Condition at December 31, 2009 and 2008 (the measurement dates of the plans).

Note 13 Employee Benefit Plans (continued)

	Pension Plan		Life and Healthcare Plan		SERP Plan

(in thousands)	2009	2008	2009	2008	2009	2008

Change in benefit obligation:
Benefit obligation at beginning of year	$40,328	$37,596	$6,004	$5,245	$9,107	$8,506
Service cost	2,178	1,908	98	133	164	169
Interest cost	2,410	2,249	372	346	559	515
Plan participants’ contributions	0	0	142	106	0	0
Actuarial loss (gain)	1,295	231	341	139	540	73
Benefits paid	(1,795)	(1,656)	(402)	(340)	(315)	(259)
Plan amendments	0	0	0	375	0	103

Benefit obligation at end of year	$44,416	$40,328	$6,555	$6,004	$10,055	$9,107

Change in plan assets:
Fair value of plan assets at beginning of year	$35,581	$36,407	$0	$0	$0	$0
Actual return (loss) on plan assets	4,600	(9,170)	0	0	0	0
Plan participants’ contributions	0	0	142	106	0	0
Employer contribution	0	10,000	260	234	315	259
Benefits paid	(1,795)	(1,656)	(402)	(340)	(315)	(259)

Fair value of plan assets at end of year	$38,386	$35,581	$0	$0	$0	$0

Unfunded status	$(6,030)	$(4,747)	$(6,555)	$(6,004)	$(10,055)	$(9,107)

The accumulated benefit obligation for the Pension Plan for 2009 and 2008 was $43.3 million and $39.2 million, respectively. The accumulated benefit obligation for the SERP for 2009 and 2008 was $6.4 million and $6.0 million, respectively. The unfunded status of the pension, life and healthcare and SERP plans has been recognized in other liabilities in the Consolidated Statement of Condition at December 31, 2009, in the amounts of $6.0 million, $6.6 million, and $10.1 million, respectively. The unfunded status of the pension, life and healthcare and SERP plans has been recognized in other liabilities in the Consolidated Statement of Condition at December 31, 2008, in the amounts of $4.7 million, $6.0 million, and $9.1 million, respectively.

Net periodic benefit cost and other comprehensive income includes the following components:

(in thousands)	Pension Plan			Life and Healthcare Plan			SERP Plan

Components of net periodic benefit cost	2009	2008	2007	2009	2008	2007	2009	2008	2007

Service cost	$2,178	$1,908	$1,872	$98	$133	$120	$164	$169	$173
Interest cost	2,410	2,249	2,049	372	346	306	559	515	484
Expected return on plan assets	(2,638)	(3,277)	(2,885)	0	0	0	0	0	0
Amortization of prior service (credit) cost	(105)	(105)	(107)	16	16	0	101	101	93
Recognized net actuarial loss	1,502	546	577	0	0	0	91	61	92
Amortization of transition liability	0	0	0	67	67	67	0	0	0

Net periodic benefit cost	$3,347	$1,321	$1,506	$553	$562	$493	$915	$846	$842

Other changes in plan assets and benefit obligations recognized in other comprehensive income

Net actuarial (gain) loss	$(667)	$12,678	$1,755	$341	$139	$(99)	$540	$73	$338
Recognized actuarial loss	(1,502)	(546)	(577)	0	0	0	(91)	(61)	(92)
Prior service cost	0	0	27	0	375	0	0	103	0
Recognized prior service cost (credit)	105	105	107	(16)	(16)	0	(101)	(101)	(93)
Recognized net initial obligation	0	0	0	(67)	(67)	(67)	0	0	0

Recognized in other comprehensive income	$(2,064)	$12,237	$1,312	$258	$431	$(166)	$348	$14	$153

Total recognized in net periodic benefit cost and other comprehensive income	$1,283	$13,558	$2,818	$811	$993	$327	$1,263	$860	$995

Note 13 Employee Benefit Plans (continued)

Pre-tax amounts recognized as a component of accumulated other comprehensive income as of year-end that have not been recognized as a component of the Company’s combined net periodic benefit cost of the Company’s defined benefit retirement and pension plan, post-retirement healthcare benefit plan and SERP are presented in the following table.

(in thousands)	Pension Plan			Life and Healthcare Plan			SERP Plan

	2009	2008	2007	2009	2008	2007	2009	2008	2007

Net actuarial loss (gain)	$21,820	$23,989	$11,857	$276	$(65)	$(204)	$2,367	$1,918	$1,906
Prior service cost (credit)	(601)	(706)	(811)	343	359	0	499	600	598
Unrecognized net initial obligation	0	0	0	252	319	386	0	0	0

Total	$21,219	$23,283	$11,046	$871	$613	$182	$2,866	$2,518	$2,504

The pre-tax amounts included in accumulated other comprehensive income that are expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2010 are shown below.

(in thousands)	Pension Plan	Life and Healthcare Plan	SERP Plan

Actuarial loss	$1,284	$0	$100
Prior service cost	(131)	16	101
Net initial obligation	0	67	0

Total	$1,153	$83	$201

Weighted-average assumptions used in accounting for the plans were as follows:

	Pension Plan			Life and Healthcare Plan			SERP Plan

	2009	2008	2007	2009	2008	2007	2009	2008	2007

Discount rates:
Benefit Cost for Plan Year	6.05%	6.25%	6.00%	6.05%	6.25%	6.00%	6.05%	6.25%	6.00%
Benefit Obligation at End of Plan Year	5.90%	6.05%	6.25%	5.90%	6.05%	6.25%	5.90%	6.05%	6.25%
Expected long-term return on plan assets	7.50%	8.25%	8.25%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase
Benefit Cost for Plan Year	5.50%	5.50%	5.00%	5.50%	5.50%	4.00%	5.00%	5.00%	5.00%
Benefit Obligation at End of Plan Year	5.50%	5.50%	5.50%	5.50%	5.50%	5.50%	5.00%	5.00%	5.00%

Tompkins Trust Company offers post-retirement life and healthcare benefits, although as previously mentioned, has discontinued adding participants to the plan effective January 1, 2005. The weighted average annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is 8.0% beginning in 2009, and is assumed to decrease gradually to 5.0% in 2020 and beyond. A 1% increase in the assumed health care cost trend rate, would increase service and interest costs by approximately $11,000 and increase the Company’s benefit obligation by approximately $139,000. A 1% decrease in the assumed health care cost trend rate, would decrease service and interest costs by approximately $11,000 and decrease the Company’s benefit obligation by approximately $136,000.

To develop the expected long-term rate of return on asset assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as target asset allocations of the pension portfolio. Based on this analysis, the Company selected 7.50% as the long-term rate of return on assets assumption.

The discount rate used to determine the Company’s pension and other post-retirement benefit obligations as of December 31, 2009, and December 31, 2008, were determined by matching estimated benefit cash flows to a yield curve derived from Citigroup’s regular bond yield and above-median bond yield curve at December 31, 2009 and December 31, 2008.

Cash Flows

Plan assets are amounts that have been segregated and restricted to provide benefits, and include amounts contributed by the Company and amounts earned from investing contributions, less benefits paid. The Company funds the cost of the SERP and the post-retirement medical and life insurance benefits on a pay-as-you-go basis.

Note 13 Employee Benefit Plans (continued)

The benefits as of December 31, 2009, expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter were as follows:

(in thousands)	Pension Plan	Life and Healthcare Plan	SERP Plan

2010	1,975	376	285
2011	2,052	388	283
2012	2,167	401	281
2013	2,296	430	278
2014	2,440	447	268
2015-2019	15,764	2,526	2,333

Total	$26,694	$4,568	$3,728

The Company is not required to make a contribution to its Pension Plan in 2010; however, the Company may contribute to the pension plan in 2010.

Plan Assets

The Company’s defined benefit retirement and pension plan weighted-average asset allocations at December 31, 2009 and 2008, by asset category are as follows:

	2009	2008

Equity securities	74%	56%
Debt securities	25%	28%
Other	1%	16%

Total Allocation	100%	100%

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

The intention is for the Fund to be prudently diversified. The Fund’s investments will be invested among the fixed income, equity and cash equivalent sectors. The pension committee will designate minimum and maximum positions in any of the sectors. In no case shall more than 10% of the Fund assets consist of qualified securities or real estate of the Company. Unless otherwise approved by the Trustees, the following investments are prohibited:

1.	Restricted stock, private placements, short positions, calls, puts, or margin transactions;

2.	Commodities, oil and gas properties, real estate properties, or

3.	Any investment that would constitute a prohibited transaction as described in the Employee Retirement Income Security Act of 1974 (“ERISA”), section 407, 29 U.S.C. 1106.

In general, the investment in debt securities is limited to readily marketable debt securities having a Standard & Poor’s rating of “A” or Moody’s rating of “A”, securities of, or guaranteed by the United States Government or its agencies, or obligations of banks or their holding companies that are rated in the three highest ratings assigned by Fitch Investor Service, Inc. In addition, investments in equity securities must be listed on the NYSE or are traded on the national Over The Counter market or listed on the NASDAQ. Cash equivalents generally may be United States Treasury obligations, commercial paper having a Standard & Poor’s rating of “A-1” or Moody’s National Credit Officer rating of “P-1”or higher.

Note 13 Employee Benefit Plans (continued)

The major categories of assets in the Company’s Pension Plan as of year-end are presented in the following table. Assets are segregated by the level of valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (see Note 19 – Fair Value Measurements).

Fair Value Measurements December 31, 2009

(In thousands)	Fair Value 12/31/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$478	$478	$0	$0
U.S. Treasury securities	1,871	1,871	0	0
U.S. Government agency securities	1,739	0	1,739	0
Corporate bonds and notes	6,016	0	6,016	0
Common stocks	14,204	14,204	0	0
Mutual funds	13,328	13,328	0	0
Preferred stocks	750	0	750	0

Total Fair Value of Plan Assets	$38,386	$29,881	$8,505	$0

The Company determines the fair value for its pension plan assets using an independent pricing service. The pricing service uses a variety of techniques to determine fair value, including market maker bids, quotes and pricing models. Inputs to the model include recent trades, benchmark interest rates, spreads, and actual and projected cash flows. Based on the inputs used by our independent pricing services, we identify the appropriate level within the fair value hierarchy to report these fair values. U.S. Treasury securities, common stocks and mutual funds are considered Level 1 based on quoted prices in active markets.

The Company has an Employee Stock Ownership Plan (ESOP) and a 401(k) Investment and Stock Ownership Plan (ISOP) covering substantially all employees of the Company. The ESOP allows for Company contributions in the form of common stock of the Company. Annually, the Tompkins Board of Directors determines a profit-sharing payout to its employees in accordance with a performance-based formula. A percentage of the approved amount is paid in Company common stock into the ESOP. Contributions are limited to a maximum amount as stipulated in the ESOP. The remaining percentage is either paid out in cash or deferred into the ISOP at the direction of the employee. Compensation expense related to the ESOP and ISOP totaled $2.7 million in 2009, $2.7 million in 2008, and $1.4 million in 2007.

Under the ISOP, employees may contribute a percentage of their eligible compensation with a Company match of such contributions up to a maximum match of 4%. The Company provided certain matching contributions to the ISOP based upon the amount of contributions made by plan participants. The expense associated with these matching provisions was $1.2 million in 2009, $1.2 million in 2008, and $1.1 million in 2007.

Life insurance benefits are provided to certain officers of the Company. In connection with these policies, the Company reflects life insurance assets on its Consolidated Statements of Condition of $36.0 million at December 31, 2009, and $34.8 million at December 31, 2008. The insurance is carried at its cash surrender value on the Consolidated Statements of Condition. Increases in the cash surrender value of the insurance are reflected as noninterest income, net of any related mortality expense.

The Company provides split dollar life insurance benefits to certain employees. On January 1, 2008, the Company changed its accounting policy and recognized a cumulative-effect adjustment to retained earnings totaling $582,000 related to accounting for certain endorsement split-dollar life insurance arrangements in connection with the adoption of FASB ASC Topic 718, Compensation – Retirement Benefits (“ASC Topic 718”). The plan is unfunded and the estimated liability of the plan of $728,000 was recorded in other liabilities in the Consolidated Statements of Condition at December 31, 2009. Compensation expense related to the split dollar life insurance was approximately $64,000 in 2009.

Note 14 Stock Plans and Stock Based Compensation

Under the Tompkins Financial Corporation 2009 Equity Plan (“2009 Equity Plan”), the Company may grant incentive stock options, stock appreciation rights, shares of restricted stock and restricted stock units covering up to 902,000 common shares to certain officers, employees, and nonemployee directors. Stock options are granted at an exercise price equal to the stock’s fair market value at the date of grant, may not have a term in excess of ten years, and have vesting periods that range between one and seven years from the grant date. Prior to the adoption of the 2009 Equity Plan, the Company had similar stock option plans, which remain in effect solely with respect to unexercised options issued under these plans. The Company granted 235,070 equity awards to its employees in

Note 14 Stock Plans and Stock Based Compensation (continued)

the third quarter of 2009. The third quarter 2009 awards included 14,190 of restricted stock and 220,880 of stock appreciation rights. The Company granted 2,200 incentive stock options in 2008 and 325,875 incentive stock options in 2007. The Company’s practice is to issue original issue shares of its common stock upon exercise of equity awards rather than treasury shares. Share numbers and share prices have been retroactively adjusted to reflect the 10% stock dividend paid on February 15, 2010.

The following table presents the activity related to stock options under all plans for the twelve months ended December 31, 2009.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	888,328	$35.44
Granted	220,880	41.71
Exercised	(46,152)	28.71
Expired	0	0.00
Forfeited	(19,213)	37.82

Outstanding at December 31, 2009	1,043,843	$37.08	6.65	$1,475,067

Exercisable at December 31, 2009	419,399	$33.68	4.41	$1,475,067

Total stock-based compensation expense for stock options was $912,000 in 2009, $931,000 in 2008 and $713,000 in 2007.

The total intrinsic value, which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date, of options exercised was $730,000 in 2009, $2.1 million in 2008 and $780,000 in 2007.

As of December 31, 2009, unrecognized compensation cost related to unvested stock options totaled $5.6 million. The cost is expected to be recognized over a weighted average period of 5.4 years. The amount of cash received from the exercise of stock options was $1.0 million in 2009, $3.4 million for 2008, and $647,000 for 2007, respectively. The tax benefit realized from stock options exercised during 2009, 2008, and 2007 was $163,000, $587,000, and $51,000, respectively.

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

	2009	2008	2007

Weighted per share average fair value at grant date	$13.12	$13.45	$10.17
Risk-free interest rate	2.90%	3.69%	3.55%
Expected dividend yield	3.13%	2.57%	3.12%
Volatility	40.03%	33.00%	32.97%
Expected life (years)	6.50	6.50	6.50

The following summarizes outstanding and exercisable options at December 31, 2009:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$20.00-29.30	131,276	2.21	$26.95	131,276	$26.95
$29.31-35.70	8,011	4.04	$34.95	8,011	$34.95
$35.71-35.78	154,983	4.34	$35.77	154,983	$35.77
$35.79-36.00	2,420	5.76	$35.87	2,420	$35.87
$36.01-37.50	279,132	7.91	$37.28	47,552	$37.28
$37.51-41.00	244,941	6.19	$38.68	75,157	$38.62
$41.01-50.00	223,080	9.70	$41.75	0	$0.00

	1,043,843	6.65	$37.08	419,399	$33.68

Note 14 Stock Plans and Stock Based Compensation (continued)

The Company granted 14,190 restricted stock awards during the third quarter of 2009, with a grant date fair value of $41.71, which was the closing price of the Company’s common stock on the grant date. Prior to 2009, there were no restricted stock awards. The Company recognized stock-based compensation related to these restricted stock awards of $26,000 in 2009. Unrecognized compensation costs related to the restricted stock awards totaled $539,000 at December 31, 2009 and will be recognized over 6.7 years on a weighted average basis.

	Number of Shares	Weighted Average Exercise Price

Unvested at January 1, 2009	0	$0.00
Granted	14,190	41.71
Vested	0	0.00
Forfeited	0	0.00

Unvested at December 31, 2009	14,190	$41.71

Note 15 Other Noninterest Income and Expense

Other noninterest income and expense totals are presented in the table below. Components of these totals exceeding 1% of the aggregate of total interest income and total noninterest income for any of the years presented below are stated separately.

	Year ended December 31
(in thousands except per share data)	2009	2008	2007

NONINTEREST INCOME
Other service charges	$1,937	$2,657	$2,643
Increase in cash surrender value of corporate owned life insurance	1,090	1,448	1,122
Net gain on sale of loans	1,357	105	159
Other income	1,549	1,583	1,131

Total Other Noninterest Income	$5,933	$5,793	$5,055

NONINTEREST EXPENSES
Marketing expense	$3,778	$3,581	$3,013
Professional Fees	3,307	3,011	3,258
Software licensing and maintenance	2,812	2,503	2,071
Cardholder expense	1,532	1,225	974
Other operating expenses	13,874	13,414	12,758

Total Other Noninterest Expenses	$25,303	$23,734	$22,074

Note 16 Income Taxes

The income tax (benefit) expense attributable to income from operations is summarized as follows:

(in thousands)	Current	Deferred	Total

2009
Federal	$15,896	$(1,362)	$14,055
State	1,341	(492)	1,328

Total	$17,237	$(1,854)	$15,383

2008
Federal	$11,538	$1,090	$12,628
State	1,148	34	1,182

Total	$12,686	$1,124	$13,810

2007
Federal	$12,806	$(1,351)	$11,455
State	714	(178)	536

Total	$13,520	$(1,529)	$11,991

Note 16 Income Taxes (continued)

The primary reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings are as follows:

	2009	2008	2007

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.8	1.8	0.9
Tax exempt income	(3.3)	(3.3)	(3.2)
All other	(0.9)	(1.9)	(1.4)

Total	32.6%	31.6%	31.3%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows:

(in thousands)	2009	2008	2007

Deferred tax assets:
Allowance for loan and lease losses	$9,544	$7,344	$5,803
Compensation and benefits	8,218	7,161	6,860
Liabilities held at fair value	727	1,327	534
Other	2,050	4,165	2,170

Total deferred tax assets	$20,539	$19,997	$15,367

Deferred tax liabilities:
Pension	$6,017	$7,334	$3,895
Depreciation	748	1,149	382
Intangibles	2,306	1,360	499
Other	829	1,369	817

Total deferred tax liabilities	$9,900	$11,212	$5,593

Net deferred tax asset at year-end	$10,639	$8,785	$9,774

Net deferred tax asset at beginning of year	$8,785	$9,774	$7,243

(Decrease) increase in net deferred tax asset	1,854	(989)	2,531
Purchase accounting adjustments, net	0	135	(1,002)

Deferred tax (benefit) expense	$(1,854)	$1,124	$(1,529)

This analysis does not include recorded deferred tax liabilities of $7.9 million and $5.5 million as of December 31, 2009 and 2008, respectively, related to net unrealized holding gains in the available-for-sale securities portfolio. In addition, the analysis excludes the recorded deferred tax assets of $10.0 million and $10.6 million, as of December 31, 2009 and 2008, respectively, related to employee benefit plans.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry-back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary at December 31, 2009 and 2008.

At December 31, 2009 and December 31, 2008, the Company had no unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company recognizes interest and penalties on unrecognized tax benefits in income tax expense in its Consolidated Statements of Income.

The Company is subject to U.S. federal income tax and income tax in various state jurisdictions. All tax years ending after December 31, 2006 are open to examination by the taxing authorities.

Note 17 Commitments and Contingent Liabilities

The Company, in the normal course of business, is a party to financial instruments with off-balance-sheet risk to meet the financial needs of its customers. These financial instruments include loan commitments, standby letters of credit, and unused portions of lines of credit. The contract, or notional amount, of these instruments represents the Company’s involvement in particular classes of financial instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the Consolidated Statements of Condition. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

The Company’s maximum potential obligations to extend credit for loan commitments (unfunded loans, unused lines of credit, and standby letters of credit) outstanding on December 31 were as follows:

(in thousands)	2009	2008

Loan commitments	$135,769	$54,143
Standby letters of credit	50,522	45,092
Undisbursed portion of lines of credit	231,900	289,713

Total	$418,191	$388,948

Commitments to extend credit (including lines of credit) are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of December 31, 2009, the Company’s maximum potential obligation under standby letters of credit was $50.5 million. Management uses the same credit policies in making commitments to extend credit and standby letters of credit as are used for on-balance-sheet lending decisions. Based upon management’s evaluation of the counterparty, the Company may require collateral to support commitments to extend credit and standby letters of credit. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and collateral or other security is of no value. The Company does not anticipate losses as a result of these transactions. These commitments also have off-balance-sheet interest-rate risk, in that the interest rate at which these commitments were made may not be at market rates on the date the commitments are fulfilled. Since some commitments and standby letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.

At December 31, 2009, the Company had rate lock agreements associated with mortgage loans to be sold in the secondary market (certain of which relate to loan applications for which no formal commitment has been made) amounting to approximately $6.5 million. In order to limit the interest rate risk associated with rate lock agreements, as well as the interest rate risk associated with mortgages held for sale, if any, the Company enters into agreements to sell loans in the secondary market to unrelated investors on a loan-by-loan basis. At December 31, 2009, the Company had approximately $6.5 million of commitments to sell mortgages to unrelated investors on a loan-by-loan basis.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, based upon the review with counsel, the proceedings are not expected to have a material effect on the Company’s financial condition or results of operations.

In October 2007, Visa USA (“Visa”) completed a reorganization in contemplation of its initial public offering (“IPO”) expected to occur in 2008. As part of that reorganization, Tompkins and other member banks of Visa received shares of common stock of Visa, Inc. Those banks are also obligated under various agreements with Visa to share in losses stemming from certain litigation (“Covered Litigation”). Tompkins is not a named defendant in any of the Covered Litigation. Guidance from the Securities and Exchange Commission (“SEC”) indicates that Visa member banks should record a liability for the fair value of the contingent obligation to Visa in accordance with accounting guidance. The estimation of the Company’s proportionate share of any potential losses related to the Covered Litigation is extremely difficult and involves a great deal of judgment.

As of December 31, 2009, the Company has a liability of $450,000 included as a component of “Other Liabilities” in the Consolidated Statements of Condition, representing its estimate of the fair value of potential losses related to the remaining covered Visa litigation. The estimation of the Company’s proportionate share of any potential losses related to certain Covered Litigation is extremely difficult and involves a high degree of judgment. The Company’s proportionate share of the remaining covered Visa litigation is subject to change depending upon future litigation developments. Class B shares which were not redeemed will be converted to Class A shares, at a conversion rate to be determined based upon the member banks’ actual liability for litigation expenses, on the later of three years or the settlement of the litigation indemnified by the member banks. However, the remaining Class B shares are available to fund future Visa litigation liabilities indemnified by the member banks until that time.

Note 18 Earnings Per Share

Calculation of basic earnings per share (Basic EPS) and diluted earnings per share (Diluted EPS) is shown below. Share and per share data was retroactively adjusted to reflect a 10% stock dividend approved on January 26, 2010, and paid on February 15, 2010.

For year ended December 31, 2009 (in thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS:
Net income attributable to Tompkins Financial Corporation	$31,831	10,686,989	$2.98

Effect of potentially dilutive common shares:		72,531

Diluted EPS:
Net income attributable to Tompkins Financial Corporation plus assumed conversions	$31,831	10,759,520	$2.96

The effect of dilutive securities calculation for the year ended December 31, 2009, excludes stock options and stock appreciation rights covering an aggregate of 637,436 of common stock because they are anti-dilutive.

For year ended December 31, 2008 (in thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS:
Net income attributable to Tompkins Financial Corporation	$29,834	10,616,475	$2.81

Effect of potentially dilutive common shares:		102,367

Diluted EPS:
Net income attributable to Tompkins Financial Corporation plus assumed conversions	$29,834	10,718,842	$2.78

The effect of dilutive securities calculation for the year ended December 31, 2008, excludes stock options covering 536,100 shares of common stock because they are anti-dilutive.

For year ended December 31, 2007 (in thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS:
Net income attributable to Tompkins Financial Corporation	$26,371	10,666,396	$2.47

Effect of potentially dilutive common shares:		83,130
Shares issuable as contingent consideration for acquisition		10,442

Diluted EPS:

Net income attributable to Tompkins Financial Corporation plus assumed conversions	$26,371	10,759,968	$2.45

The effect of dilutive securities calculation for the year ended December 31, 2007, excludes stock options covering 422,077 shares of common stock because they are anti-dilutive.

Note 19 Fair Value Measurements

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

The three levels of the fair value hierarchy are:

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements December 31, 2009

(In thousands)	Fair Value 12/31/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Trading securities
Obligations of U.S. Government sponsored entities	$17,986	$17,986	$0	$0
Mortgage-backed securities – residential	13,732	13,732	0	0

Available-for-sale securities
U.S. Treasury securities	2,079	2,079	0	0
Obligations of U.S. Government sponsored entities	379,015	0	379,015	0
Obligations of U.S. states and political subdivisions	63,695	0	63,695	0
Mortgage-backed securities – residential	477,681	0	477,681	0
U.S. corporate debt securities	5,136	0	5,136	0
Equity securities	1,164	0	0	1,164

Borrowings
Securities sold under agreement to Repurchase	5,500	0	5,500	0
Other borrowings	11,335	0	11,335	0

The change in the fair value of the $1.2 million of available-for-sale securities valued using significant unobservable inputs (Level 3), between January 1, 2009 and December 31, 2009 was immaterial.

Note 19 Fair Value Measurements (continued)

Recurring Fair Value Measurements December 31, 2008

(In thousands)	Fair Value 12/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Trading securities
Obligations of U.S. Government sponsored entities	$18,370	$18,370	$0	$0
Mortgage-backed securities – Residential	19,731	19,731	0	0

Available-for-sale securities
U.S. Treasury securities	3,263	3,263	0	0
Obligations of U.S. Government sponsored entities	196,262	0	196,262	0
Obligations of U.S. states and political subdivisions	63,554	0	63,554	0
Mortgage-backed securities – residential	473,971	0	473,971	0
U.S. corporate debt securities	2,500	0	2,500	0
Equity securities	1,669	0	0	1,669

Borrowings
Securities sold under agreement to Repurchase	16,170	0	16,170	0
Other borrowings	12,179	0	12,179	0

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

Fair values of borrowings are estimated using Level 2 inputs based upon observable market data. The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party. The Company’s potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLB borrowings for the twelve months ended December 31, 2009.

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent impaired loans, other real estate owned, goodwill and other intangible assets. During the fourth quarter of 2009, certain collateral dependent impaired loans were remeasured and reported at fair value through a specific valuation allowance for loan and lease losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based upon observable market data or Level 3 inputs based upon customized discounting criteria.

Note 19 Fair Value Measurements (continued)

Non-Recurring Fair Value Measurements December 31, 2009

(In thousands)	Fair Value 12/31/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Collateral Dependent Impaired Loans	$13,123	$—	$13,123	$—

Other Real Estate Owned	299	—	299	—

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2009 and 2008. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions. The fair value estimates, methods and assumptions set forth below for the Company’s financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and does not always incorporate the exit-price concept of fair value prescribed by ASC Topic 820-10 and should be read in conjunction with the financial statements and notes included in this Report.

Estimated Fair Value of Financial Instruments	2009		2008

( in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:

Cash and cash equivalents	$45,462	$45,462	$52,349	$52,349
Securities – trading	31,718	31,718	38,101	38,101
Securities – available-for-sale	928,770	928,770	741,219	741,219
Securities – held-to-maturity	44,825	46,340	54,453	55,064
Loans and leases, net [1]	1,890,468	1,904,400	1,798,859	1,860,467
FHLB and FRB stock	20,041	20,041	22,874	22,874
Accrued interest receivable	13,474	13,474	13,336	13,336

Financial Liabilities
Time deposits	$794,738	$799,830	$703,107	$705,813
Other deposits	1,645,126	1,645,126	1,430,900	1,430,900
Securities sold under agreements to repurchase	187,284	198,781	180,134	190,596
Securities sold under agreements to repurchase (valued at fair value)	5,500	5,500	16,170	16,170
Other borrowings	197,630	208,118	262,612	280,154
Other borrowings (valued at fair value)	11,335	11,335	12,179	12,179
Trust preferred debentures	25,056	25,777	3,888	3,859
Accrued interest payable	2,461	2,461	3,260	3,260

[1]	Lease receivables, although excluded from the scope of ASC Topic 825, are included in the estimated fair value amounts at their carrying value.

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

CASH AND CASH EQUIVALENTS: The carrying amounts reported in the Consolidated Statements of Condition for cash, noninterest-bearing deposits, money market funds, and Federal funds sold approximate the fair value of those assets.

SECURITIES: Fair values for U.S. Treasury securities are based on quoted market prices. Fair values for obligations of U.S. government sponsored entities, mortgage-backed securities-residential, obligations of U.S. states and political subdivisions, and U.S. corporate debt securities are based on quoted market prices, where available, as provided by third party pricing vendors. If quoted market prices were not available, fair values are based on quoted market prices of comparable instruments in active markets and/or based upon matrix pricing methodology, which uses comprehensive interest rate tables to determine market price, movement and yield relationships.

Note 19 Fair Value Measurements (continued)

FHLB AND FRB STOCK: The carrying amount of FHLB and FRB stock approximates fair value. If the stock is redeemed, the Company will receive an amount equal to the par value of the stock. For miscellaneous equity securities, carrying value is cost. These securities are reviewed periodically to determine if there are any events or changes in circumstances that would adversely affect their value.

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

Note 20 Regulations and Supervision

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by Federal bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s business, results of operation and financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA), banks must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications of the Company and its subsidiary banks are also subject to qualitative judgments by regulators concerning components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notifications from Federal bank regulatory agencies categorized the Tompkins Trust Company, The Bank of Castile and Mahopac National Bank as “well capitalized” under the regulatory framework for PCA. To be categorized as well capitalized, the Company and its subsidiary banks must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the capital category of the Company or its subsidiary banks. Actual capital amounts and ratios of the Company and its subsidiary banks are as follows:

Note 20 Regulations and Supervision (continued)

	Actual	Required to be Adequately Capitalized	Required to be Well Capitalized

(dollar amounts in thousands)	Amount/Ratio	Amount/Ratio	Amount/Ratio

December 31, 2009
Total Capital (to risk-weighted assets)
The Company (consolidated)	$252,271/12.1%	>$166,987/>8.0%	>$208,734/>10.0%
Trust Company	$118,393/13.2%	>$71,524/>8.0%	>$89,405/>10.0%
Castile	$64,281/11.5%	>$44,654/>8.0%	>$55,817/>10.0%
Mahopac	$75,358/12.6%	>$47,786/>8.0%	>$59,732/>10.0%
Tier I Capital (to risk-weighted assets)
The Company (consolidated)	$227,765/10.9%	>$83,494/>4.0%	>$125,240/>6.0%
Trust Company	$109,347/12.2%	>$35,762/>4.0%	>$53,643/>6.0%
Castile	$57,301/10.3%	>$22,327/>4.0%	>$33,490/>6.0%
Mahopac	$67,881/11.4%	>$23,893/>4.0%	>$35,839/>6.0%
Tier I Capital (to average assets)
The Company (consolidated)	$227,765/7.4%	>$92,766/>3.0%	>$154,610/>5.0%
Trust Company	$109,347/7.4%	>$44,319/>3.0%	>$73,866/>5.0%
Castile	$57,301/7.4%	>$23,348/>3.0%	>$38,913/>5.0%
Mahopac	$67,881/8.1%	>$25,099/>3.0%	>$41,831/>5.0%

December 31, 2008
Total Capital (to risk-weighted assets)
The Company (consolidated)	$204,656/10.6%	>$154,458/>8.0%	>$193,073/>10.0%
Trust Company	$99,909/12.0%	>$66,622/>8.0%	>$83,277/>10.0%
Castile	$51,978/10.3%	>$40,218/>8.0%	>$50,273/>10.0%
Mahopac	$62,002/10.6%	>$46,712/>8.0%	>$58,390/>10.0%
Tier I Capital (to risk-weighted assets)
The Company (consolidated)	$185,828/9.6%	>$77,229/>4.0%	>$115,844/>6.0%
Trust Company	$92,680/11.1%	>$33,311/>4.0%	>$49,966/>6.0%
Castile	$46,303/9.2%	>$20,109/>4.0%	>$30,164/>6.0%
Mahopac	$56,077/9.6%	>$23,356/>4.0%	>$35,034/>6.0%
Tier I Capital (to average assets)
The Company (consolidated)	$185,828/6.7%	>$83,050/>3.0%	>$138,416/>5.0%
Trust Company	$92,680/7.1%	>$39,127/>3.0%	>$65,211/>5.0%
Castile	$46,303/6.6%	>$20,921/>3.0%	>$34,868/>5.0%
Mahopac	$56,077/7.1%	>$23,662/>3.0%	>$39,436/>5.0%

Generally, dividends from the banking subsidiaries to the Company are limited to retained net profits for the current year and two preceding years, unless specific approval is received from the appropriate bank regulatory authority. At December 31, 2009 the retained net profits of the Company’s bank subsidiaries available to pay dividends were $29.4 million.

Each bank subsidiary is required to maintain reserve balances by the Federal Reserve Bank of New York. At December 31, 2009, and December 31, 2008 the reserve requirements for the Company’s banking subsidiaries totaled $3,704,000 and $5,995,000, respectively.

Note 21 Condensed Parent Company Only Financial Statements

Condensed financial statements for Tompkins (the Parent Company) as of December 31 are presented below.

Condensed Statements of Condition

(in thousands)		2009	2008

ASSETS

Cash		$5,714	$3,662
Available-for-sale securities, at fair value		225	641
Investment in subsidiaries, at equity		278,588	233,743
Other		6,392	5,457

Total Assets		$290,919	$243,503

LIABILITIES AND SHAREHOLDERS’ EQUITY

Borrowings		$25,000	$24,000
Trust Preferred Debentures Issued to Non-Consolidated Subsidiary		21,161	0
Other Liabilities		1,202	1,594
Tompkins Financial Corporation Shareholders’ Equity		243,556	217,909

Total Liabilities and Shareholders’ Equity		$290,919	$243,503

Condensed Statements of Income

(in thousands)	2009	2008	2007

Dividends from available-for-sale securities	$1	$2	$2
Dividends received from subsidiaries	8,726	23,730	30,545
Other income	613	44	129

Total Operating Income	9,340	23,776	30,676

Interest expense	1,389	578	0
Other expenses	4,907	4,367	3,413

Total Operating Expenses	6,296	4,945	3,413

Income Before Taxes and Equity in Undistributed
Earnings of Subsidiaries	3,044	18,831	27,263
Income tax benefit	2,224	1,983	1,330
(Distributions in excess of earnings of subsidiaries)/Equity in undistributed earnings of subsidiaries	26,563	9,020	(2,222)

Net Income	$31,831	$29,834	$26,371

Note 21 Condensed Parent Company Only Financial Statements (continued)

Condensed Statements of Cash Flows

(in thousands)	2009	2008	2007

OPERATING ACTIVITIES

Net income	$31,831	$29,834	$26,371
Adjustments to reconcile net income to net cash provided by operating activities: Distributions in excess of earnings of subsidiaries (equity in undistributed earnings of subsidiaries)	(26,563)	(9,020)	2,222
Stock-based compensation expense	938	931	713
Other, net	34	1,097	(3,658)

Net Cash Provided by Operating Activities	6,240	22,842	25,648

INVESTING ACTIVITIES
Net cash used in acquisitions	0	(30,434)	0
Investments in subsidiaries	(13,385)	(5,121)	0
Other, net	(1,238)	(121)	(43)

Net Cash Used in Investing Activities	(14,623)	(35,676)	(43)

FINANCING ACTIVITIES
Borrowing, net	22,072	24,000	0
Cash dividends	(13,208)	(12,728)	(12,023)
Repurchase of common shares	(178)	(58)	(12,914)
Shares issued for dividend reinvestment plans	631	0	0
Net proceeds from exercise of stock options	955	3,354	611
Tax benefits of stock options exercised	163	587	51

Net Cash Provided by (Used in) Financing Activities	10,435	15,155	(24,275)

Net increase in cash	2,052	2,321	1,330
Cash at beginning of year	3,662	1,341	11

Cash at End of Year	$5,714	$3,662	$1,341

A statement of changes in shareholders’ equity has not been presented since it is the same as the Consolidated Statement of Changes in Shareholders’ Equity previously presented.

Note 22 Segment and Related Information

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

Note 22 Segment and Related Information (continued)

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the Company’s consolidated results is shown in the following table. Investment in subsidiaries is netted out of the presentations below. The “Intercompany” column identifies the intercompany activities of revenues, expenses and other assets between the banking and financial services segment.

	As of and for the year ended December 31, 2009

(in thousands)	Banking	Financial Services	Intercompany	Consolidated

Interest income	$146,563	$260	$(28)	$146,795
Interest expense	39,783	3	(28)	39,758

Net interest income	106,780	257	0	107,037

Provision for loan and lease losses	9,288	0	0	9,288
Noninterest income	21,209	25,574	(570)	46,213
Noninterest expense	76,650	20,537	(570)	96,617

Income before income tax expense	42,051	5,294	0	47,345

Income tax expense	13,492	1,891	0	15,383

Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	28,559	3,403	0	31,962

Less: Net income attributable to noncontrolling interest	131	0	0	131

Net Income attributable to Tompkins Financial Corporation	$28,428	$3,403	$0	$31,831

Depreciation and amortization	$4,297	$187	$0	$4,484
Assets	3,128,772	28,057	(3,569)	3,153,260
Goodwill	23,600	17,989	0	41,589
Other intangibles	3,266	1,598	0	4,864
Loans, net	1,890,468	0	0	1,890,468
Deposits	2,443,192	0	(3,328)	2,439,864
Total equity	222,552	22,456	0	245,008

	As of and for the year ended December 31, 2008

(in thousands)	Banking	Financial Services	Intercompany	Consolidated

Interest income	$140,601	$234	$(52)	$140,783
Interest expense	50,438	7	(52)	50,393

Net interest income	90,163	227	0	90,390

Provision for loan and lease losses	5,428	0	0	5,428
Noninterest income	20,867	25,781	(613)	46,035
Noninterest expense	67,682	19,987	(613)	87,056

Income before income tax expense	37,920	6,021	0	43,941

Income tax expense	11,656	2,154	0	13,810

Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	26,264	3,867	0	30,131

Less: Net income attributable to noncontrolling interest	297	0	0	297

Net Income attributable to Tompkins Financial Corporation	$25,967	$3,867	$0	$29,834

Depreciation and amortization	$4,436	$234	$0	$4,670
Assets	2,838,923	32,209	(3,410)	2,867,722
Goodwill	23,573	17,906	0	41,479
Other intangibles	3,428	1,871	0	5,299
Loans, net	1,798,859	0	0	1,798,859
Deposits	2,137,238	0	(3,231)	2,134,007
Total equity	196,190	23,171	0	219,361

Note 22 Segment and Related Information (continued)

	For the year ended December 31, 2007

(in thousands)	Banking	Financial Services	Intercompany	Consolidated

Interest income	$132,172	$324	$(55)	$132,441
Interest expense	58,457	10	(55)	58,412

Net interest income	73,715	314	0	74,029

Provision for loan and lease losses	1,529	0	0	1,529
Noninterest income	19,106	25,416	(473)	44,049
Noninterest expense	60,377	18,152	(473)	78,056

Income before income tax expense	30,915	7,578	0	38,493

Income tax expense	9,257	2,734	0	11,991

Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	21,658	4,844	0	26,502

Less: Net income attributable to noncontrolling interest	131	0	0	131

Net Income attributable to Tompkins Financial Corporation	$21,527	$4,844	$0	$26,371

Unaudited Quarterly Financial Data
	2009

(in thousands except per share data)	First	Second	Third	Fourth

Interest and dividend income	$36,251	$36,559	$36,558	$37,427
Interest expense	10,400	10,050	9,778	9,530
Net interest income	25,851	26,509	26,780	27,897
Provision for loan and lease losses	2,036	2,367	2,127	2,758
Income before income tax	11,459	11,006	12,530	12,350
Net income	7,710	7,447	8,460	8,214
Net income per common share (basic)	.72	.70	.79	.77
Net income per common share (diluted)	.72	.69	.79	.76

	2008

(in thousands except per share data)	First	Second	Third	Fourth

Interest and dividend income	$33,543	$34,507	$36,200	$36,533
Interest expense	13,861	12,640	12,162	11,730
Net interest income	19,682	21,867	24,038	24,803
Provision for loan and lease losses	625	1,183	1,515	2,105
Income before income tax	11,343	10,522	11,775	10,301
Net income	7,508	7,119	7,933	7,274
Net income per common share (basic)	.71	.67	.75	.68
Net income per common share (diluted)	.70	.66	.74	.68

Interest and dividend income, and interest expense for the first and second quarters of 2008 were adjusted from the amounts previously reported in the Quarterly Form 10-Q, as certain amounts were reclassified.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2009. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Form 10-K, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that material information relating to the Company and its subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its evaluation under the COSO framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management’s assessment was reviewed with the Company’s Audit Committee of its Board of Directors. The Company’s registered public accounting firm has issued an attestation report on the Company’s internal controls over financial reporting, which is included in Part II, Item 7 of this Report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the material under the captions “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”; the discussion of the Company’s code of ethics under the caption “Corporate Governance Matters-Policy Regarding Director Attendance at Annual Meetings”; the discussion of director nominees by stockholders and the Audit/Examining Committee under the caption “Board of Director Meetings and Committees” all in the Company’s definitive proxy statement relating to its 2010 annual meeting of shareholders to be held May 10, 2010 (the “Proxy Statement”); and the material captioned “Executive Officers of the Registrant” in Part I of this Report on Form 10-K.

Item 10.	Executive Compensation

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

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding stock-based compensation awards outstanding and available for future grant as of December 31, 2009 is presented in the table below.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding Securities in Column (a) (c)

Equity Compensation Plans Approved by Security Holders	1,058,033	$37.08	666,930
Equity Compensation Plans Not Approved by Security Holders	0	0	0

Item 12.	Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated herein by reference to the material under the captions “Director Independence” and “Transactions with Related Persons” in the Proxy Statement.

Item 13.	Principal Accounting Fees and Services

The information called for by this item is incorporated herein by reference to the material under the caption “Independent Auditors” in the Proxy Statement.

PART IV

Item 14.	Exhibits and Financial Statement Schedules

(a)(1)	The following financial statements and Report of KPMG are included in this Annual Report on Form 10-K:

Report of KPMG LLP, Independent Registered Public Accounting Firm

Consolidated Statements of Condition for the years ended December 31, 2009 and 2008

Consolidated Statements of Income for the years ended December 31, 2009, 2008, and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2009, 2008, and 2007

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

4.1

Form of Specimen Common Stock Certificate of the Company, incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

4.2	Indenture, dated as of April 10, 2009, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 16, 2009.

4.3	Form of Subordinated Debenture (included as Exhibit A to Exhibit 4.2)

4.4

Amended and Restated Trust Agreement, dated as of April 10, 2009, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on April 16, 2009.

4.5	Form of Convertible Preferred Security Certificate of Tompkins Capital Trust I (included as Exhibit D to Exhibit 4.4)

4.6

Preferred Securities Guarantee Agreement, dated as of April 10, 2009, incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the Commission on April 16, 2009.

4.7

Agreement as to Expenses and Liabilities, dated as of April 10, 2009, incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed with the Commission on April 16, 2009.

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

10.11*

Summary of Compensation Arrangements for Named Executive Officers and Directors, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 1, 2010.

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

10.22*	2009 Equity Plan, incorporated herein by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 (No. 333-160738) filed with the Commission on July 22, 2009.

14.

Tompkins Trustco, Inc. Code of Ethics For Chief Executive Officer and Senior Financial Officers dated April 25, 2006, incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 15, 2007.

21.	Subsidiaries of Registrant, incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15, 2004.

23.	Consent of Independent Registered Public Accounting Firm (filed herewith)

24.	Power of Attorney, included on page 95 of this Report on Form 10-K.

31.1	Certification of the Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Report on Form 10-K pursuant to Item 15(c) of the Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOMPKINS FINANCIAL CORPORATION

By:	Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 12, 2010

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

Signature	Date	Capacity	Signature	Date	Capacity

/S/ James J. Byrnes	3/12/10	Chairman of the Board	/S/ Elizabeth W. Harrison	3/12/10	Director

James J. Byrnes			Elizabeth W. Harrison

/S/ Stephen S. Romaine	3/12/10	President and Chief Executive Officer	/S/ James R. Hardie	3/12/10	Director

Stephen S. Romaine		(Principal Executive Officer)	James R. Hardie

/S/ Thomas R. Salm	3/12/10	Vice Chairman, Director	/S/ Carl E. Haynes	3/12/10	Director

Thomas R. Salm			Carl E. Haynes

/S/ James W. Fulmer	3/12/10	Vice Chairman, Director	/S/ Patricia A. Johnson	3/12/10	Director

James W. Fulmer			Patricia A. Johnson

/S/ Francis M. Fetsko	3/12/10	Executive Vice President and	/S/ Hunter R. Rawlings, III	3/12/10	Director

Francis M. Fetsko		Chief Financial Officer	Hunter R. Rawlings, III
(Principal Financial Officer)

/S/ Russell K. Achzet	3/12/10	Director	/S/ Thomas R. Rochon	3/12/10	Director

Russell K. Achzet			Thomas R. Rochon

/S/ John E. Alexander	3/12/10	Director	/S/ Michael H. Spain	3/12/10	Director

John E. Alexander			Michael H. Spain

/S/ Daniel J. Fessenden	3/12/10	Director	/S/ William D. Spain, Jr.	3/12/10	Director

Daniel J. Fessenden			William D. Spain, Jr.

/S/ Reeder D. Gates	3/12/10	Director	/S/ Craig Yunker	3/12/10	Director

Reeder D. Gates			Craig Yunker

Exhibits Index

Item No.	Description

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

4.1

Form of Specimen Common Stock Certificate of the Company, incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

4.2	Indenture, dated as of April 10, 2009, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 16, 2009.

4.3	Form of Subordinated Debenture (included as Exhibit A to Exhibit 4.2)

4.4

Amended and Restated Trust Agreement, dated as of April 10, 2009, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on April 16, 2009.

4.5	Form of Convertible Preferred Security Certificate of Tompkins Capital Trust I (included as Exhibit D to Exhibit 4.4)

4.6

Preferred Securities Guarantee Agreement, dated as of April 10, 2009, incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the Commission on April 16, 2009.

4.7

Agreement as to Expenses and Liabilities, dated as of April 10, 2009, incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed with the Commission on April 16, 2009.

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

10.11*

Summary of Compensation Arrangements for Named Executive Officers and Directors, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 1, 2010.

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

10.22*	2009 Equity Plan, incorporated herein by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 (No. 333-160738) filed with the Commission on July 22, 2009.

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