Form 10-Q
period 2010-03-31
TOMPKINS FINANCIAL CORP
filed 2010-05-07
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒.

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date:

Class	Outstanding as of May 03, 2010
Common Stock, $.10 par value	10,831,415 shares

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data) (Unaudited)

	As of 03/31/2010	As of 12/31/2009
ASSETS
Cash and noninterest bearing balances due from banks	$44,881	$43,686
Interest bearing balances due from banks	51,659	1,676
Federal funds sold	20,000	0
Money market funds	100	100
Cash and Cash Equivalents	116,640	45,462

Trading securities, at fair value	30,533	31,718
Available-for-sale securities, at fair value	952,330	928,770
Held-to-maturity securities, fair value of $45,205 at March 31, 2010, and $46,340 at December 31, 2009	43,438	44,825
Loans and leases, net of unearned income and deferred costs and fees	1,887,038	1,914,818
Less: Allowance for loan and lease losses	25,366	24,350
Net Loans and Leases	1,861,672	1,890,468

FHLB and FRB stock	19,407	20,041
Bank premises and equipment, net	46,423	46,650
Corporate owned life insurance	36,348	35,953
Goodwill	41,589	41,589
Other intangible assets, net	4,700	4,864
Accrued interest and other assets	53,683	62,920
Total Assets	$3,206,763	$3,153,260
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	1,256,943	1,183,145
Time	816,090	794,738
Noninterest bearing	439,168	461,981
Total Deposits	2,512,201	2,439,864

Federal funds purchased and securities sold under agreements to repurchase, including certain amounts at fair value of $5,547 at March 31, 2010, and $5,500 at December 31, 2009	181,255	192,784
Other borrowings, including certain amounts at fair value of $11,416 at March 31, 2010, and $11,335 at December 31, 2009	190,545	208,965
Trust preferred debentures	25,057	25,056
Other liabilities	43,261	41,583
Total Liabilities	$2,952,319	$2,908,252
EQUITY
Tompkins Financial Corporation shareholders’ equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued and outstanding: 10,829,483 at March 31, 2010; and 9,785,265 at December 31, 2009	1,083	978
Additional paid-in capital	193,432	155,589
Retained earnings	62,100	92,402
Accumulated other comprehensive loss	(1,351)	(3,087)
Treasury stock, at cost – 87,159 shares at March 31, 2010, and 81,723 shares at December 31, 2009	(2,305)	(2,326)

Total Tompkins Financial Corporation Shareholders’ Equity	252,959	243,556
Noncontrolling interests	1,485	1,452
Total Equity	$254,444	$245,008
Total Liabilities and Equity	$3,206,763	$3,153,260

See accompanying notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data) (Unaudited)

	Three Months Ended
	03/31/2010	03/31/2009
INTEREST AND DIVIDEND INCOME
Loans	$26,618	$26,678
Due from banks	12	8
Federal funds sold	4	5
Money market funds	0	18
Trading securities	309	362
Available-for-sale securities	9,000	8,648
Held-to-maturity securities	407	503
FHLB and FRB stock	284	29
Total Interest and Dividend Income	36,634	36,251
INTEREST EXPENSE
Time certificates of deposits of $100,000 or more	1,178	1,490
Other deposits	3,827	5,134
Federal funds purchased and repurchase agreements	1,425	1,565
Trust preferred securities	367	53
Other borrowings	1,893	2,158
Total Interest Expense	8,690	10,400
Net Interest Income	27,944	25,851
Less: Provision for loan/lease losses	2,183	2,036
Net Interest Income After Provision for Loan/Lease Losses	25,761	23,815
NONINTEREST INCOME
Investment services income	3,738	3,202
Insurance commissions and fees	3,166	3,119
Service charges on deposit accounts	2,057	2,219
Card services income	975	790
Mark-to-market gain on trading securities	90	58
Mark-to-market (loss) gain on liabilities held at fair value	(128)	256
Other income	1,304	1,282
Net gain on securities transactions	118	7
Total Noninterest Income	11,320	10,933
NONINTEREST EXPENSES
Salaries and wages	10,339	9,528
Pension and other employee benefits	3,911	3,387
Net occupancy expense of premises	1,881	2,019
Furniture and fixture expense	1,183	1,112
FDIC insurance	911	354
Amortization of intangible assets	202	249
Other operating expense	6,067	6,640
Total Noninterest Expenses	24,494	23,289
Income Before Income Tax Expense	12,587	11,459
Income Tax Expense	4,138	3,716
Net Income attributable to Noncontrolling Interests and Tompkins Financial Corporation	8,449	7,743
Less: Net income attributable to noncontrolling interests	33	33
Net Income Attributable to Tompkins Financial Corporation	$8,416	$7,710
Basic Earnings Per Share	$0.78	$0.72
Diluted Earnings Per Share	$0.78	$0.72

Per share data has been retroactively adjusted to reflect 10% stock dividend paid on February 15, 2010

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	03/31/2010	03/31/2009
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$8,416	$7,710
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,183	2,036
Depreciation and amortization of premises, equipment, and software	1,162	1,134
Amortization of intangible assets	202	249
Earnings from corporate owned life insurance	(393)	(222)
Net amortization on securities	735	362
Mark-to-market gain on trading securities	(90)	(58)
Mark-to-market loss (gain) on liabilities held at fair value	128	(256)
Net gain on securities transactions	(118)	(7)
Net gain on sale of loans	(192)	(401)
Proceeds from sale of loans	11,561	18,804
Loans originated for sale	(11,214)	(22,749)
Net (gain) loss on sale of bank premises and equipment	(19)	4
Stock-based compensation expense	288	262
(Increase) decrease in accrued interest receivable	(738)	386
Decrease in accrued interest payable	(396)	(95)
Payments/maturities from trading securities	1,223	1,430
Other, net	12,409	(8,445)
Net Cash Provided by Operating Activities	25,147	144

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities	115,377	81,876
Proceeds from sales of available-for-sale securities	0	7,007
Proceeds from maturities of held-to-maturity securities	2,240	2,322
Purchases of available-for-sale securities	(137,092)	(196,148)
Purchases of held-to-maturity securities	(863)	(1,864)
Net increase in loans	26,458	9,357
Net decrease in FHLB and FRB stock	634	3,309
Proceeds from sale of bank premises and equipment	25	18
Purchases of bank premises and equipment	(800)	(627)
Other, net	(1,171)	0
Net Cash Provided by (Used in) Investing Activities	4,808	(94,750)

FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	50,985	139,021
Net increase in time deposits	21,352	62,909
Net decrease in securities sold under agreements to repurchase and Federal funds purchased	(11,575)	(13,499)
Proceeds received from other borrowings	0	5,000
Repayment of other borrowings	(18,502)	(73,540)
Cash dividends	(3,312)	(3,299)
Cash paid in lieu of fractional shares - 10% stock dividend	(7)	0
Shares issued for dividend reinvestment plan	642	0
Shares issued for employee stock ownership plan	1,278	0
Common stock repurchased and returned to unissued status	0	(177)
Net proceeds from exercise of stock options	315	371
Tax benefit from stock option exercises	47	35
Net Cash Provided by Financing Activities	41,223	116,821
Net Increase in Cash and Cash Equivalents	71,178	22,215
Cash and cash equivalents at beginning of period	45,462	52,349
Total Cash & Cash Equivalents at End of Period	116,640	74,564
Supplemental Information:
Cash paid during the year for - Interest	$9,083	$10,495
Cash paid during the year for - Taxes	1,491	11,768

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data) (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total

Balances at January 1, 2009	$973	$152,842	$73,779	$(7,602)	$(2,083)	$1,452	$219,361

Comprehensive Income:

Net income attributable to noncontrolling interests and Tompkins Financial			7,710			33	7,743

Other comprehensive income				3,090			3,090

Total Comprehensive Income							10,833

Cash dividends ($0.31 per share)			(3,299)				(3,299)
Exercise of stock options and related tax benefit (10,056 shares, net)		405					405

Common stock repurchased and returned to unissued status (5,000 shares)		(177)					(177)

Directors deferred compensation plan ((241) shares, net)		20			(20)		—

Stock-based compensation expense		262					262

Balances at March 31, 2009	$973	$153,352	$78,190	$(4,512)	$(2,103)	$1,485	$227,385

Balances at January 1, 2010	$978	$155,589	$92,402	$(3,087)	$(2,326)	$1,452	$245,008

Comprehensive Income:

Net income attributable to noncontrolling interests and Tompkins Financial Corporation			8,416			33	8,449

Other comprehensive income				1,736			1,736

Total Comprehensive Income							10,185

Cash dividends ($.31 per share)			(3,312)				(3,312)

Effect of 10% stock dividend (988,664 shares)[1]	98	35,301	(35,399)				0

Cash paid in lieu of fractional shares			(7)				(7)

Exercise of stock options and related tax benefit (14,023 shares, net)	2	360					362

Directors deferred compensation plan ((2,448) shares, net)		(21)			21		0

Shares issued for dividend reinvestment plan (15,089 shares)	2	640					642

Shares issued for employee stock ownership plan (34,436 shares)	3	1,275					1,278

Forfeiture of restricted stock ((110) shares)

Stock-based compensation expense		288					288

Balances at March 31, 2010	$1,083	$193,432	$62,100	$(1,351)	$(2,305)	$1,485	$254,444

See accompanying notes to unaudited condensed consolidated financial statements.

Cash dividends per share have been retroactively adjusted to reflect 10% stock dividend paid on February 15, 2010.

1 Included in the shares issued for the 10% stock dividend in 2010 were treasury shares of 3,264, and director deferred compensation plan shares of 4,620.

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There have been no significant changes to the Company’s accounting policies from those presented in the 2009 Annual Report on Form 10-K. Refer to Note 3- “Accounting Pronouncements” of this Report for a discussion of recently issued accounting guidelines.

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

The Company has evaluated subsequent events for potential recognition and/or disclosure and determined that no further disclosures were required.

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

3. Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC Topic 810”). Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 was adopted effective January 1, 2010 and had no material impact on the Company’s financial statements.

FASB ASC Topic 860, Transfers and Servicing, (“ASC Topic 860”). New authoritative accounting guidance under ASC Topic 860 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 was adopted effective January 1, 2010 and had no material impact on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (“Topic 820”): Improving Disclosures about Fair Value Measurements (“ASU 10-06”). ASU 10-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 12: Fair Value Measurements. These new disclosure requirements were adopted by the Company during the current period, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. With respect to the portions of this ASU that were adopted during the current period, the adoption of this standard did not have a material impacted on the Company’s financial position, results of operations, cash flows, or disclosures. Management does not believe that the adoption of the remaining portion of this ASU will have a material impact on the Company’s financial position, results of operation, cash flows, or disclosures.

4. Securities

Available-for-Sale Securities

The following summarizes available-for-sale securities held by the Company at March 31, 2010:

	Available-for-Sale Securities

March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(in thousands)
U.S. Treasury securities	$1,984	$78	$0	$2,062
Obligations of U.S. Government sponsored entities	412,248	3,047	1,584	413,711
Obligations of U.S. states and political subdivisions	62,021	3,168	0	65,189
Mortgage-backed securities – residential
U.S. Government agencies	71,140	2,563	0	73,703
U.S. Government sponsored entities	364,696	16,474	34	381,136
Non-U.S. Government agencies or sponsored entities	11,787	0	1,552	10,235
U.S. corporate debt securities	5,030	100	0	5,130

Total debt securities	928,906	25,430	3,170	951,166
Equity securities	1,164	0	0	1,164

Total available-for-sale securities	$930,070	$25,430	$3,170	$952,330

The following summarizes available-for-sale securities held by the Company at December 31, 2009:

	Available-for-Sale Securities

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(in thousands)
U.S. Treasury securities	$1,991	$88	$0	$2,079
Obligations of U.S. Government sponsored entities	377,920	3,369	2,274	379,015
Obligations of U.S. states and political subdivisions	61,176	2,537	18	63,695
Mortgage-backed securities – residential
U.S. Government agencies	75,714	2,380	39	78,055
U.S. Government sponsored entities	373,308	15,831	278	388,861
Non-U.S. Government agencies or sponsored entities	12,655	0	1,890	10,765
U.S. corporate debt securities	5,032	104	0	5,136

Total debt securities	907,796	24,309	4,499	927,606
Equity securities	1,164	0	0	1,164

Total available-for-sale securities	$908,960	$24,309	$4,499	$928,770

Held-to-Maturity Securities

The following summarizes held-to-maturity securities held by the Company at March 31, 2010:

March 31, 2010	Held-to-Maturity Securities

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. states and political subdivisions	$43,438	$1,782	$15	$45,205

Total held-to-maturity debt securities	$43,438	$1,782	$15	$45,205

The following summarizes held-to-maturity securities held by the Company at December 31, 2009:

December 31, 2009	Held-to-Maturity Securities

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of U.S. states and political subdivisions	$44,825	$1,570	$55	$46,340

Total held-to-maturity debt securities	$44,825	$1,570	$55	$46,340

Realized gains on available-for-sale securities were $118,000 in the first quarter of 2010, and $7,000 in the first quarter of 2009; realized losses on available-for-sale securities were $0 in the first quarter of 2010 and 2009.

The following table summarizes available-for-sale that had unrealized losses at March 31, 2010:

	Less than 12 Months		12 Months or Longer		Total

(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. Government sponsored entities	$249,158	$1,575	$2,982	$9	$252,140	$1,584

Mortgage-backed securities – residential
U.S. Government sponsored entities	15,993	31	3,540	3	19,533	34
Non-U.S. Government agencies or sponsored entities	0	0	10,235	1,552	10,235	1,552

Total available-for-sale securities	$265,151	$1,606	$16,757	$1,564	$281,908	$3,170

The following table summarizes held-to-maturity securities that had unrealized losses at March 31, 2010:

	Less than 12 Months		12 Months or Longer		Total

(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. states and political subdivisions	$201	$9	$249	$6	$450	$15

Total held-to-maturity securities	$201	$9	$249	$6	$450	$15

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2009:

	Less than 12 Months		12 Months or Longer		Total

(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. Government sponsored entities	$188,529	$2,274	$0	$0	$188,529	$2,274
Obligations of U.S. states and political subdivisions	1,679	18	0	0	1,679	18

Mortgage-backed securities – residential
U.S. Government agencies	11,696	39	0	0	11,696	39
U.S. Government sponsored entities	21,593	235	8,126	43	29,719	278
Non-U.S. Government agencies or sponsored entities	2,690	338	8,076	1,552	10,766	1,890

Total available-for-sale securities	$226,187	$2,904	$16,202	$1,595	$242,389	$4,499

The following table summarizes held-to-maturity securities that had unrealized losses at December 31, 2009:

	Less than 12 Months		12 Months or Longer		Total

(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. states and political subdivisions	$1,099	$45	$320	$10	$1,419	$55

Total held-to-maturity securities	$1,099	$45	$320	$10	$1,419	$55

The gross unrealized losses reported for mortgage-backed securities-residential relate to investment securities issued by U.S. government sponsored entities such as Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, U.S. government agencies such as Government National Mortgage Association, and non-agencies. Total gross unrealized losses were primarily attributable to changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

The Company does not intend to sell the investment securities that are in an unrealized loss position and it is not more-likely-than not that the Company will be required to sell the investment securities, before recovery of their amortized cost basis, which may be at maturity. Accordingly, as of March 31, 2010, and December 31, 2009, management believes the unrealized losses detailed in the tables above are not other-than-temporary.

Ongoing Assessment of Other-Than-Temporary Impairment

On a quarterly basis, the Company performs an assessment to determine whether there have been any events or economic circumstances indicating that a security with an unrealized loss has suffered other-than-temporary impairment. A debt security is considered impaired if the fair value is less than its amortized cost basis at the reporting date. If impaired, the Company then assess whether the unrealized loss is other-than-temporary. An unrealized loss on a debt security is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value, discounted at the security’s effective rate, of the expected future cash flows is less than the amortized cost basis of the debt security. As a result, the credit loss component of an other-than-temporary impairment write-down for debt securities is recorded in earnings while the remaining portion of the impairment loss is recognized, net of tax, in other comprehensive income provided that the Company does not intend to sell the underlying debt security and it is more-likely-than not that the Company would not have to sell the debt security prior to recovery of the unrealized loss. If the Company intended to sell any securities with an unrealized loss or it is more-likely-than not that the Company would be required to sell the investment securities, before recovery of their amortized cost basis, then the entire unrealized los would be recorded in earnings.

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

During the third quarter of 2009, the Company determined that three private label mortgage backed securities were other-than-temporarily impaired based on our analysis of the above factors for these three securities. As a result, the Company recorded other-than-temporary impairment charges of $2.0 million in the third quarter of 2009 on these investments. The credit loss component of $146,000 was recorded as net other-than-temporary impairment losses in the consolidated statements of income, while the remaining non-credit portion of the impairment loss was recognized in other comprehensive income (loss) in the consolidated statements of condition and changes in shareholders’ equity. The Company reviewed these securities in the first quarter of 2010 and determined that no additional other-than-temporary charges to the Company’s consolidated statement of income were necessary. As of March 31, 2010, the amount by which the carrying value of the securities exceeded their fair value was $1.5 million. A continuation or worsening of current economic conditions may result in additional credit loss component of other-than-temporary impairment losses related to these investments.

The following table summarizes the roll-forward of credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment is recognized in other comprehensive income:

(in thousands)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Credit losses at beginning of the period	$146	$0
Credit losses related to securities for which an other-than-temporary impairment was not previously recognized	0	0

Ending balance of credit losses on debt securities held for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$146	$0

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

March 31, 2010 (in thousands)	Amortized Cost	Fair Value

Available-for-sale securities:
Due in one year or less	$11,159	$11,244
Due after one year through five years	134,933	137,295
Due after five years through ten years	325,386	327,430
Due after ten years	9,805	10,123

Total	481,283	486,092

Mortgage-backed securities	447,623	465,074

Total available-for-sale debt securities	$928,906	$951,166

December 31, 2009 (in thousands)	Amortized Cost	Fair Value

Available-for-sale securities:
Due in one year or less	$11,084	$11,231
Due after one year through five years	128,493	130,008
Due after five years through ten years	296,734	298,694
Due after ten years	9,808	9,992

Total	446,119	449,925

Mortgage-backed securities	461,677	477,681

Total available-for-sale debt securities	$907,796	$927,606

March 31, 2010 (in thousands)	Amortized Cost	Fair Value

Held-to-maturity securities:
Due in one year or less	$16,835	$16,958
Due after one year through five years	18,567	19,633
Due after five years through ten years	6,649	7,187
Due after ten years	1,387	1,427

Total held-to-maturity debt securities	$43,438	$45,205

December 31, 2009 (in thousands)	Amortized Cost	Fair Value

Held-to-maturity securities:
Due in one year or less	$17,017	$17,153
Due after one year through five years	19,200	20,185
Due after five years through ten years	7,131	7,511
Due after ten years	1,477	1,491

Total held-to-maturity debt securities	$44,825	$46,340

Trading Securities

The following summarizes trading securities, at estimated fair value, as of: (in thousands)	March 31, 2010	December 31, 2009

Obligations of U.S. Government sponsored entities	$17,752	$17,986
Mortgage-backed securities – residential U.S. Government sponsored entities	12,781	13,732

Total	$30,533	$31,718

The net gain (loss) on trading account securities, which reflects mark-to-market adjustments, totaled $90,000 for the three months ended March 31, 2010 and $58,000 for the three months ended March 31, 2009.

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock and non-marketable Federal Reserve Bank (“FRB”) stock, both of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHBLNY stock and FRB stock totaled $17.3 million and $2.1 million at March 31, 2010, respectively, and $18.1 million and $1.9 million at December 31, 2009, respectively. These securities are carried at par, which is also cost. While some Federal Home Loan Banks have stopped paying dividends and repurchasing stock upon reductions in debt levels, the FHLBNY continues to pay dividends and repurchase its stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY stock.

5. Earnings Per Share

The Company follows the provisions of FASB ASC Topic 260, Earnings Per Share (“EPS”). A computation of Basic EPS and Diluted EPS for the three month period ending March 31, 2010, and 2009 is presented in the table below.

Three months ended March 31, 2010	Net Income	Weighted	Per Share
		Average Shares
(in thousands except share and per share data)	(Numerator)	(Denominator)	Amount

Basic EPS:

Net income attributable to Tompkins Financial Corporation	$8,416	10,724,644	$0.78

Effect of potentially dilutive common shares:		52,290

Diluted EPS:

Net income attributable to Tompkins Financial Corporation plus assumed conversions	$8,416	10,776,934	$0.78

The effect of dilutive securities calculation for the three-month period ended March 31, 2010, excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 738,428 shares of common stock because they are anti-dilutive.

Three months ended March 31, 2009
(in thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount

Basic EPS:

Net income attributable to Tompkins Financial Corporation	$7,710	10,671,693	$0.72

Effect of potentially dilutive common shares:		85,210

Diluted EPS:

Net income attributable to Tompkins Financial Corporation plus assumed conversions	$7,710	10,756,903	$0.72

The effect of dilutive securities calculation for the three-month period ended March 31, 2009, excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 534,754 shares of common stock because they are anti-dilutive.

6. Comprehensive Income

	Three months ended
(In thousands)	03/31/2010	03/31/2009

Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$8,449	$7,743

Other comprehensive income (loss), net of tax:

Unrealized (losses) gains on available-for-sale securities:
Net unrealized holding loss on available-for-sale securities arising during the period.	1,542	2,856
Memo: Pre-tax net unrealized holding loss	2,569	4,760

Reclassification adjustment for net realized gain on sale included in of available-for-sale securities	(71)	(4)
Memo: Pre-tax net realized gain	(119)	(7)

Employee benefit plans:
Amortization of actuarial losses, prior service cost, and transition obligation	265	238
Memo: Pre-tax amounts	441	395

Other comprehensive income	1,736	3,090

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	10,185	10,833

Less: Other comprehensive income attributable to noncontrolling interests	(33)	(33)

Total comprehensive income attributable to Tompkins Financial Corporation	$10,152	$10,800

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

Components of Net Period Benefit Cost

	Pension Benefits Three months ended		Life and Health Three months ended		SERP Benefits Three months ended
(In thousands)	03/31/2010	03/31/2009	03/31/2010	03/31/2009	03/31/2010	03/31/2009

Service cost	$641	$527	$29	$31	$50	$30
Interest cost	636	597	92	91	147	134
Expected return on plan assets for the period	(685)	(651)	0	0	0	0
Amortization of transition liability	0	0	17	16	0	0
Amortization of prior service cost	(29)	(26)	4	4	25	25
Amortization of net loss	385	374	0	0	39	2

Net periodic benefit cost	$948	$821	$142	$142	$261	$191

The Company realized approximately $265,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive loss, for the three months ended March 31, 2010.

As discussed in its 2009 Annual Report on Form 10-K, the Company is not required to contribute to the pension plan in 2010, but it may make voluntary contributions. The Company did not contribute to the pension plan in the first three months of 2010.

In the first quarter of 2010, the Company stopped admitting new employees to its noncontributory defined-benefit retirement and pension plan. Employees hired after January 1, 2010 participate in a new defined contribution plan.

8. Stock Plans

Under Tompkins Financial Corporation 2009 Equity Plan (“2009 Equity Plan”), the Company may grant incentive stock options, stock appreciation rights, shares of restricted stock and restricted stock units covering up to 902,000 common shares to certain officers, employees, and nonemployee directors. Prior to the adoption of the 2009 Equity Plan, the Company had similar stock option plans, which remain in effect solely with respect to unexercised options issued under these plans. The 1,600 awards granted in the first quarter 2010 were stock appreciation rights. The Company’s practice is to issue original issue shares of its common stock upon exercise of equity awards rather than treasury shares. Share numbers and share prices have been retroactively adjusted to reflect the 10% stock dividend paid on February 15, 2010.

The following table presents the activity related to stock options under all plans for the three months ended March 31, 2010.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2010	1,043,843	$37.01
Granted	1,600	38.14
Exercised	(16,389)	24.25
Forfeited	(7,017)	38.53

Outstanding at March 31, 2010	1,022,037	$37.21	6.39	$1,145,416

Exercisable at March 31, 2010	445,300	$34.50	4.27	$1,145,416

Total stock-based compensation expense for stock options was $267,000 in the first three months of 2010 and $262,000 in the first three months of 2009.

The following table presents the activity related to restricted stock awards for the three months ended March 31, 2010.

	Number of Shares	Weighted Average Exercise Price

Unvested at January 1, 2010	$14,190	$41.71
Granted	200	38.14
Forfeited	(110)	41.71

Unvested at March 31, 2010	$14,280	$41.66

The company granted 200 restricted stock awards during the first quarter of 2010. The Company recognized stock-based compensation related to restricted stock awards of $21,000 in the first three months of 2010 and $0 in the first three months of 2009.

9. Other Noninterest Income and Expense

Other noninterest income and expense totals are presented in the table below. Components of these totals exceeding 1% of the aggregate of total interest income and total noninterest income for any of the years presented below are stated separately.

	Three Months Ended
(in thousands except per share data)	03/31/2010	03/31/2009

Noninterest Income
Other service charges	$593	$442
Increase in cash surrender value of corporate owned life insurance	393	222
Net gain on sale of loans	192	401
Other income	126	217

Total Other Noninterest Income	$1,304	$1,282

Noninterest Expenses
Marketing expense	$1,052	$851
Professional fees	816	880
Software licensing and maintenance	900	781
Cardholder expense	417	325
Other operating expenses	2,882	3,803

Total Other Noninterest Expenses	$6,067	$6,640

10. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of March 31, 2010, the Company’s maximum potential obligation under standby letters of credit was $51.9 million. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

11. Segment and Related Information

The Company manages its operations through two business segments: banking and financial services. Financial services activities consist of the results of the Company’s trust, financial planning and wealth management, broker-dealer services and risk management operations. All other activities, including holding company activities, are considered banking. The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the services provided. Intercompany items relate primarily to the use of human resources, information systems, accounting and marketing services provided by any of the Banks and the holding company. All other accounting policies are the same as those described in the summary of significant accounting policies in the 2009 Annual Report on Form 10-K.

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the Company’s consolidated results is shown in the following table. Investment in subsidiaries is netted out of the presentations below. The “Intercompany” column identifies the intercompany activities of revenues, expenses and other assets between the banking and financial services segments.

As of and for the three months ended March 31, 2010

(in thousands)	Banking	Financial Services	Intercompany	Consolidated

Interest income	$36,557	$81	$(4)	$36,634
Interest expense	8,693	1	(4)	8,690

Net interest income	27,864	80	0	27,944

Provision for loan and lease losses	2,183	0	0	2,183
Noninterest income	4,666	6,882	(228)	11,320
Noninterest expense	19,141	5,581	(228)	24,494

Income before income tax expense	11,206	1,381	0	12,587

Income tax expense	3,638	500	0	4,138
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	7,568	881	0	8,449

Less: Net income attributable to noncontrolling interest	33	0	0	33
Net Income attributable to Tompkins Financial Corporation	$7,535	$881	$0	$8,416

Depreciation and amortization	$1,094	$68	$0	$1,162
Assets	3,182,527	29,563	(5,327)	3,206,763
Goodwill	23,600	17,989	0	41,589
Other intangibles	3,172	1,528	0	4,700
Loans, net	1,861,672	0	0	1,861,672
Deposits	2,517,402	0	(5,201)	2,512,201
Total equity	231,771	22,673	0	254,444

As of and for the three months ended March 31, 2009

(in thousands)	Banking	Financial Services	Intercompany	Consolidated

Interest income	$36,195	$62	$(6)	$36,251
Interest expense	10,406	0	(6)	10,400

Net interest income	25,789	62	0	25,851

Provision for loan and lease losses	2,036	0	0	2,036
Noninterest income	4,769	6,313	(149)	10,933
Noninterest expense	18,320	5,118	(149)	23,289

Income before income tax expense	10,202	1,257	0	11,459

Income tax expense	3,271	445	0	3,716
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	6,931	812	0	7,743

Less: Net income attributable to noncontrolling interests	33	0	0	33
Net Income attributable to Tompkins Financial Corporation	$6,898	$812	$0	$7,710

Depreciation and amortization	$1,075	$59	$0	$1,134
Assets	2,969,443	28,835	(4,966)	2,993,312
Goodwill	23,573	17,917	0	41,490
Other intangibles	3,357	1,790	0	5,147
Loans, net	1,791,812	0	0	1,791,812
Deposits	2,340,828	0	(4,891)	2,335,937
Total equity	204,374	23,011	0	227,385

12. Fair Value

FASB ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FASB ASC Topic 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Transfers between leveling categories, when determined to be appropriate, are recognized at the end of each reporting period.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2010, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
March 31, 2010

(In thousands)	03/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Trading securities
Obligations of U.S. Government sponsored entities	$17,752	$17,752	$0	$0
Mortgage-backed securities – residential	12,781	12,781	0	0

Available-for-sale securities
U.S. Treasury securities	2,062	2,062	0	0
Obligations of U.S. Government sponsored entities	413,711	0	413,711	0
Obligations of U.S. states and political subdivisions	65,189	0	65,189	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	73,703	0	73,703	0
U.S. Government sponsored entities	381,136	0	381,136	0
Non-U.S. Government agencies or sponsored entities	10,235	0	10,235	0
U.S. corporate debt securities	5,130	0	5,130	0
Equity securities	1,164	0	0	1,164

Borrowings
Securities sold under agreement to repurchase	5,547	0	5,547	0
Other borrowings	11,416	0	11,416	0

Recurring Fair Value Measurements
December 31, 2009

(In thousands)	12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Trading securities
Obligations of U.S. Government sponsored entities	$17,986	$17,986	$0	$0
Mortgage-backed securities – residential	13,732	13,732	0	0

Available-for-sale securities
U.S. Treasury securities	2,079	2,079	0	0
Obligations of U.S. Government sponsored entities	379,015	0	379,015	0
Obligations of U.S. states and political subdivisions	63,695	0	63,695	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	78,055	0	78,055	0
U.S. Government sponsored entities	388,861	0	388,861	0
Non-U.S. Government agencies or sponsored entities	10,765	0	10,765	0
U.S. corporate debt securities	5,136	0	5,136	0
Equity securities	1,164	0	0	1,164

Borrowings
Securities sold under agreement to repurchase	5,500	0	5,500	0
Other borrowings	11,335	0	11,335	0

There were no significant transfers between levels 1 and 2 for the three months ended March 31, 2010.

There was no change in the fair value of the $1.2 million of available-for-sale securities valued using significant unobservable inputs (Level 3), between January 1, 2010 and March 31, 2010.

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

Fair values of borrowings are estimated using Level 2 inputs based upon observable market data. The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party. The Company’s potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLB borrowings for the three months ended March 31, 2010.

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent impaired loans, and other real estate owned. During the first quarter of 2010, certain collateral dependent impaired loans and other real estate owned loans were remeasured and reported at fair value through a specific valuation allowance for loan and lease losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based upon observable market data.

Non-Recurring Fair Value Measurements
March 31, 2010

(In thousands)	Fair Value 03/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Collateral dependent impaired loans	$12,737	$0	$12,737	$0
Other real estate owned	558	0	558	0

Non-Recurring Fair Value Measurements
December 31, 2009

(In thousands)	Fair Value 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Collateral dependent impaired loans	$13,123	$0	$13,123	$0
Other real estate owned	299	0	299	0

The following table presents the carrying amounts and estimated fair values of the company’s financial instruments at March 31, 2010 and December 31, 2009. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

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

Estimated Fair Value of Financial Instruments	March 31, 2010		December 31, 2009

(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:

Cash and cash equivalents	$116,640	$116,640	$45,462	$45,462
Securities – trading	30,533	30,533	31,718	31,718
Securities – available-for-sale	952,330	952,330	928,770	928,770
Securities – held-to-maturity	43,438	45,205	44,825	46,340
Loans and leases, net 1	1,861,672	1,882,596	1,890,468	1,904,400
FHLB and FRB stock	19,407	19,407	20,041	20,041
Accrued interest receivable	14,212	14,212	13,474	13,474

Financial Liabilities:
Time deposits	$816,090	$820,399	$794,738	$799,830
Other deposits	1,696,111	1,696,111	1,645,126	1,645,126
Securities sold under agreements to repurchase	175,708	184,190	187,284	198,781
Securities sold under agreements to repurchase (valued at fair value)	5,547	5,547	5,500	5,500
Other borrowings	179,129	192,173	197,630	208,118
Other borrowings (valued at fair value)	11,416	11,416	11,335	11,335
Trust preferred debentures	25,057	26,615	25,056	25,777
Accrued interest payable	2,065	2,065	2,461	2,461

1 Lease receivables are included in the estimated fair value amounts at their carrying value, according to ASC Topic 825

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

CASH AND CASH EQUIVALENTS: The carrying amounts reported in the Consolidated Statements of Condition for cash, noninterest-bearing deposits, money market funds, and Federal funds sold approximate the fair value of those assets.

SECURITIES: Fair values for U.S. Treasury securities are based on quoted market prices. Fair values for obligations of U.S. government sponsored entities; mortgage-backed securities-residential, obligations of U.S. states and political subdivisions, and U.S. corporate debt securities are based on quoted market prices, where available, as provided by third party pricing vendors. If quoted market prices were not available, fair values are based on quoted market prices of comparable instruments in active markets and/or based upon matrix pricing methodology, which uses comprehensive interest rate tables to determine market price, movement and yield relationships. These securities are reviewed periodically to determine if there are any events or changes in circumstances that would adversely affect their value.

LOANS AND LEASES: The fair values of residential loans are estimated using discounted cash flow analyses, based upon available market benchmarks for rates and prepayment assumptions. The fair values of commercial and consumer loans are estimated using discounted cash flow analyses, based upon interest rates currently offered for loans and leases with similar terms and credit quality. The fair values of loans held for sale are determined based upon contractual prices for loans with similar characteristics.

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

The Company operates in two business segments, banking and financial services. Financial services activities include the results of the Company’s trust, financial planning, wealth management and broker-dealer services, risk management, and insurance agency operations. All other activities are considered banking. Information about the Company’s business segments is included in Note 11 “Segment and Related Information,” in the Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I of this Quarterly Report on Form 10-Q.

Banking services consist primarily of attracting deposits from the areas served by the Company’s 45 banking offices and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans (including commercial loans collateralized by real estate), and leases. The Company’s lending function is managed within the guidelines of a comprehensive Board-approved lending policy. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, concentrations of credit, loan delinquencies, and nonperforming and potential problem loans. Residential real estate mortgage loans are generally underwritten in accordance with Federal Home Loan Mortgage Corporation (“FHLMC”) guidelines, which enhance the liquidity of these lending products. The Company’s subsidiary banks have sold residential mortgage loans to FHLMC over the past several years to manage exposure to changing interest rates and to take advantage of favorable market conditions. The Company’s subsidiary banks retain the servicing of the loans sold to FHLMC and record a servicing asset at the time of sale.

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

The Company provides property and casualty insurance services and employee benefit consulting through Tompkins Insurance and life, long-term care and disability insurance through AM&M. Tompkins Insurance is headquartered in Batavia, New York, and offers property and casualty insurance to individuals and businesses primarily in Western New York. Over the past several years, Tompkins Insurance has acquired smaller insurance agencies in the market areas serviced by the Company’s banking subsidiaries. Tompkins Insurance offers services to customers of the Company’s banking subsidiaries by sharing offices with The Bank of Castile and Trust Company. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York, and two stand-alone offices in Tompkins County, New York.

AM&M is headquartered in Pittsford, New York and offers fee-based financial planning services through three operating companies: (1) AM&M Planners, Inc., which provides fee based financial planning and wealth management services for corporate executives, small business owners and high net worth individuals; (2) Ensemble Financial Services, Inc., an independent broker-dealer and a leading outsourcing company for financial planners and investment advisors; and (3) Ensemble Risk Solutions, Inc., which creates customized risk management plans using life, disability and long-term care insurance products.

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

Banking and financial services are highly regulated. As a financial holding company with three community banks, the Company and its subsidiaries are subject to examination and regulation by the Federal Reserve Board (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), the Office of the Comptroller of the Currency, and the New York State Banking Department. Additionally, the Company is subject to examination and regulation from the New York State Insurance Department, the Securities and Exchange Commission and the Financial Industry Regulatory Authority.

Other external factors affecting the Company’s operating results are market rates of interest, the condition of financial markets, and both national and regional economic conditions. Weak economic conditions over the past several years has contributed to increases in the Company’s past due loans and leases, nonperforming assets, and net loan and lease losses, as well as decreases in certain fee-based products and services. While Tompkins operates in markets that have been impacted to a lesser extent than many areas around the country, there is no assurance that these conditions may not adversely affect the credit quality on the Company’s loans and leases, results of operation, and financial condition going forward. Refer to the section captioned “Financial Condition- Allowance for Loan and Lease Losses and Nonperforming Assets” below for further details on asset quality.

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2010. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and the Unaudited Condensed Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

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

For additional information on critical accounting policies and to gain a greater understanding of how the Company’s financial performance is reported, refer to Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financials Statements to the Company’s Audited Consolidated Financial Statements, and the section captioned “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2009. Refer to Note 3 – “Accounting Pronouncements” in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for a discussion of recent accounting guidelines.

In this Report there are comparisons of the Company’s performance to that of a peer group. Unless otherwise stated, this peer group is comprised of the group of 92 domestic bank holding companies with $3 billion to $10 billion in total consolidated assets as identified in the FRB’s “Bank Holding Company Performance Report” for December 31, 2009 (the most recent report available).

OVERVIEW

Net income for the first quarter of 2010 was $8.4 million, an increase of 9.2% over $7.7 million for the first quarter of 2009. Diluted earnings per share of $0.78 for the first quarter of 2010 were up 8.3% over $0.72 for the first quarter of 2009. Growth in average earning assets and deposits, lower funding costs, as well as improved investment services revenue contributed to the improved performance for the first quarter of 2010 compared to the first quarter of 2009.

Return on average assets (“ROA”) for the quarter ended March 31, 2010 was 1.08% compared to 1.07% for the quarter ended March 31, 2009. Return on average shareholders’ equity (“ROE”) for the first quarter of 2010 was 13.68%, compared to 14.02% for the same period in 2009. Tompkins’ ROA and ROE continue to compare favorably to peer ratios, ranking in the 83rd percentile for ROA and the 89th percentile for ROE of its peer group. The peer group is from the Federal Reserve Board and represents banks and bank holding companies with assets between $3.0 billion and $10.0 billion.

Total revenues, consisting of net interest income and noninterest income, were $39.3 million in the first quarter of 2010, up 6.7% over the comparable period in 2009. Both periods benefited from growth in net interest income, a result of lower funding costs and growth in average earning assets. Noninterest income was up $387,000 or 3.5% in the first quarter of 2010 compared with the first quarter of 2009, driven by higher investment services income.

Noninterest expenses of $24.5 million in the first quarter of 2010 were up 5.2% compared to the first quarter of 2009. Salaries and wages, and employee benefits were up 10.3% compared to the same period in 2009, which was driven by an increase in FTEs, annual salary adjustments, and higher health insurance and pension cost in 2010.

Segment Reporting

The Company operates in two business segments, banking and financial services. Financial services activities consist of the results of the Company’s trust, financial planning and wealth management, broker-dealer services, and risk management operations. All other activities are considered banking.

Banking Segment

The banking segment reported net income of $7.5 million for the first quarter of 2010, up $637,000 or 9.2% from net income of $6.9 million in 2009. The increase in net income in the first quarter of 2010 over the same period in 2009 was mainly the result of an increase in net interest income due to an improved net interest margin and growth in average earning assets as discussed in more detail below under “Net Interest Income”. The Company’s net interest margin has benefited from funding costs decreasing more rapidly than asset yields.

Net interest income for the first quarter of 2010 was up $2.1 million or 8.0%, over the same period in 2009, driven by growth in average earning assets and a decrease in funding costs.

The provision for loan and lease losses for the three months ended March 31, 2010 was $2.2 million compared to $2.0 million for the same period in 2009. An increase in net charge-offs and nonperforming assets, combined with weak general economic conditions all contributed to the higher provision expense.

First quarter 2010 noninterest income of $4.7 million is down $103,000 or 2.2% compared to the first quarter of 2009. Lower service charges on deposit accounts, net mark-to-market losses on liabilities held at fair value, and gains on sales of residential mortgage loans were partially offset by increases in card services income, other service charges, gains on securities transactions and earnings on corporate-owned life insurance.

Noninterest expenses for the three months ended March 31, 2010 totaled $19.1 million, an increase of $821,000 or 4.5% over the comparable year ago period. The increase was mainly in salaries and other benefit related accruals, reflecting additional headcount, annual merit increase, and increases in healthcare insurance and pension costs.

Financial Services Segment

The financial services segment had net income of $881,000 in the first quarter of 2010, an increase of $69,000 or 8.5% from net income of $812,000 in the same quarter of the prior year. Noninterest income for the three months ended March 31, 2010 was up $569,000 or 9.0% and over the same period in 2009. The increase in noninterest income was mainly a result of higher investment services fees. Investment services fees are largely based on the market value of assets within each managed account. The market value of assets is up over the prior year, driven by the increase in stock market indices, account retention and new account generation. Noninterest expenses of $5.6 million for first quarter of 2010 were up $463,000 or 9.0% over the first quarter of 2009. The increase was mainly in salary and wages, reflecting annual merit increases and other incentive compensation accruals.

Average Consolidated Balance Sheet and Net Interest Analysis

	Year to Date Period Ended March 31, 2010			Year to Date Period Ended March 31, 2009
(Dollar amounts in thousands)	Average Balance (YTD)	Interest	Average Yield/Rate	Average Balance (YTD)	Interest	Average Yield/Rate

ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$37,885	$12	0.13%	$9,302	$8	0.35%
Money market funds	100	0	0.00%	17,024	18	0.43%
Securities (1)
U.S. Government Securities	827,808	8,219	4.03%	672,855	7,781	4.69%
Trading Securities	31,279	309	4.01%	37,506	362	3.91%
State and municipal (2)	105,139	1,573	6.07%	117,235	1,766	6.11%
Other Securities (2)	18,563	224	4.89%	21,068	282	5.43%
Total securities	982,789	10,325	4.26%	848,664	10,191	4.87%
Federal Funds Sold	9,080	4	0.18%	8,547	5	0.24%
FHLB and FRB stock	19,633	284	5.87%	20,658	29	0.57%
Loans, net of unearned income (3)
Real Estate	1,327,849	18,840	5.75%	1,261,159	18,930	6.09%
Commercial Loans (2)	472,900	6,260	5.37%	448,136	6,101	5.52%
Consumer Loans	84,083	1,460	7.04%	87,661	1,517	7.02%
Direct Lease Financing	11,634	176	6.14%	13,518	201	6.03%
Total loans, net of unearned income	1,896,466	26,736	5.72%	1,810,474	26,749	5.99%
Total interest-earning assets	2,945,953	37,361	5.14%	2,714,669	37,000	5.53%

Other assets	227,111			204,477

Total assets	3,173,064			2,919,146

LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	1,229,168	1,790	0.59%	1,085,475	2,366	0.88%
Time Dep > $100,000	335,260	1,178	1.42%	276,391	1,489	2.18%
Time Dep < $100,000	429,464	1,873	1.77%	417,859	2,528	2.45%
Brokered Time Dep < $100,000	37,242	164	1.79%	42,688	241	2.29%
Total interest-bearing deposits	2,031,134	5,005	1.00%	1,822,413	6,624	1.47%
Federal funds purchased & securities sold under agreements to repurchase	187,753	1,425	3.08%	188,204	1,565	3.37%
Other borrowings	199,202	1,893	3.85%	225,176	2,158	3.89%
Trust preferred debentures	25,056	367	5.94%	3,890	53	5.53%
Total interest-bearing liabilities	2,443,145	8,690	1.44%	2,239,683	10,400	1.88%

Noninterest bearing deposits	440,113			417,932
Accrued expenses and other liabilities	40,220			38,574

Total liabilities	2,923,478			2,696,189

Tompkins Financial Corporation Shareholders’ equity	248,119			221,490

Noncontrolling interest	1,467			1,467

Total equity	249,586			222,957

Total liabilities and equity	$3,173,064			$2,919,146
Interest rate spread			3.70%			3.65%
Net interest income/margin on earning assets		28,671	3.95%		26,600	3.97%

Tax Equivalent Adjustment		(727)			(749)

Net interest income per consolidated financial statements		$27,944			$25,851

(1)	Average balances and yields on available-for-sale securities are based on historical amortized cost.

(2)

Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax exempt interest income to taxable-equivalent basis.

(3)

Nonaccrual loans are included in the average asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s unaudited condensed consolidated financial statements included in Part I of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009.

Net Interest Income

The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Taxable-equivalent net interest income for the first quarter of 2010 was $28.7 million, an increase of $2.1 million, or 7.8%, compared to the same period in 2009. The favorable quarter over quarter increase was mainly a result of growth in average earning assets and deposits and lower funding costs. For the first quarter of 2010, average earning assets were up $231.3 million or 8.5%, over the same period in 2009. Average interest bearing deposit balances grew by $208.7 million over March 31, 2009, while noninterest bearing deposits were up over the first quarter of 2009 by $22.2 million or 5.3%. The 3.95% net interest margin for the first quarter of 2010 is up from 3.89% for the fourth quarter of 2009, and is in line with 3.97% for the first quarter of 2009.

Taxable-equivalent interest income was up about 1.0% in the first quarter of 2010 over the same period of 2009 as growth in average earning assets offset the effects of lower asset yields resulting from historically low short-term market interest rates. The majority of the growth in average earning assets was in investment securities. Average securities balances for the first quarter 2010 were up over the same period in 2009 by $134.1 million or 15.8%, while average yields were down 61 basis points. The growth in investment securities was mainly in obligations of U.S. government entities. Average loan balances were up $86.0 million or 4.7% in the first quarter of 2010 over the same period in 2009, while the average yield on loans decreased 27 basis points to 5.72%. Growth in first quarter 2010 average loan balances included a 5.3% increase in real estate loans, and a 5.5% increase in commercial loans.

Interest expense for the first quarter of 2010 was down $1.7 million or 16.4% compared to March 31, 2009, reflecting lower average rates paid on deposits and borrowings, partially offset by growth in average balances. Lower market interest rates and continued disciplined deposit pricing resulted in a 47 basis point decrease in the average rate paid on interest bearing deposits during the first quarter of 2010 compared to the average rate paid in the first quarter of 2009. Average interest bearing deposits increased $208.7 million or 11.5% in the first quarter of 2010 compared to the same period in 2009. Average interest and checking, savings and money market deposit balances made up $143.7 million or 13.2% of the quarter-over-quarter increase, and time deposits of $100,000 or more also increased by $58.9 million or 21.3%. Average noninterest deposit balances for the first quarter 2010 were up $22.2 million or 5.3% compared to the first quarter 2009.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents management’s estimate of the amount necessary to maintain the allowance for loan and lease losses at an adequate level. The provision for loan and lease losses was $2.2 million in the first quarter of 2010, compared to $2.0 million in the first quarter of 2009, an increase of 7.2%. The increase in the provision for 2010 over 2009 reflects the increase in net charge-offs and nonperforming loans, growth in total loans and leases, as well as concerns over weak economic conditions and uncertain real estate markets. The allowance for loan and lease losses as a percentage of period end loans was 1.34% at March 31, 2010, compared to 1.10% at March 31, 2009. The section captioned “Financial Condition- Allowance for Loan and Lease Losses and Nonperforming Assets” below has further details on the allowance for loan and lease losses.

Noninterest Income

Noninterest income is a significant source of income for the Company, representing 28.8% of total revenues for the first quarter of 2010, compared to 29.7% in the first quarter of 2009. The decrease in noninterest income as a percentage of revenues in the first quarter of 2010 compared to the same period in 2009 was due to the increase in net interest income outpacing the growth in noninterest income. Noninterest income for the three months ended March 31, 2010 was $11.3 million, an increase of 3.5% from the same period in 2009.

Investment services income was $3.7 million in first quarter of 2010, an increase of 16.7% from $3.2 million in the first quarter of 2009. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The fair value of assets managed by, or in custody of, Tompkins was $2.57 billion at March 31, 2010, up 16.4% from $2.21 billion at March 31, 2009. These figures include $758.0 million and $654.4 million, respectively, of Company-owned securities where TIS is custodian. The increase in the market value of assets reflects the increase in stock market indices as well as successful business development initiatives and customer retention.

Insurance commissions and fees were $3.2 million in the first quarter of 2010, an increase of $47,000 or 1.5% over the first quarter of 2009. The growth was mainly in health and benefit related insurance products. Revenues for personal and commercial lines were slightly ahead of the prior year.

Service charges on deposit accounts were $2.1 million in the first quarter of 2010, down 7.3% compared to $2.2 million in the first quarter of 2009. The largest component of this category is overdraft fees, which is largely driven by customer activity.

Net mark-to-market gains on securities and borrowing held at fair value totaled $38,000 in the first quarter of 2010, down 100.0% compared to the same period prior year. Mark-to-market gains or losses relate to the change in the fair value of securities and borrowings where the Company has elected the fair value option. The favorable quarter-over-quarter variance is due to improved market conditions.

Other income of $1.3 million in the first quarter of 2010 is up 1.7% over the first quarter of 2009. The primary components of other income are other service charges, increases in cash surrender value of corporate owned life insurance (“COLI”), gains on the sales of residential mortgage loans and income from miscellaneous equity investments, including the Company’s investment in a Small Business Investment Company (“SBIC”).

Other service charge income of $593,000 in the first quarter of 2010 was up $151,000 or 34.2% from the same period in 2009. The growth over the first quarter of 2009 was mainly in safe deposit income, loan servicing income and loan related fees.

Increases in COLI, net of mortality expenses, were $393,000 in the first quarter of 2010, up $171,000 or 77.0% from the first quarter of 2009. COLI relates to life insurance policies covering certain senior officers of the Company and its subsidiaries. The Company’s average investment in COLI was $36.1 million during the first three months of 2010, compared to $34.9 million during the first three months of 2009.

For the first quarter of 2010, net gains on the sales of residential mortgage loans totaled $192,000, compared to net gains of $401,000 for the first quarter of 2009. Low market interest rates have contributed to a strong volume of residential mortgage originations/refinancing in 2009 and 2010. To manage interest rate risk exposures, the Company sells certain fixed rate loan originations that have rates below or maturities greater than the standards set by the Company’s Asset/Liability Committee.

Other income includes income from the Company’s miscellaneous equity investments, including its investment in an SBIC. For the first quarter of 2010, income related to these investments totaled $9,000 compared to $29,000 in the first quarter of 2009. The Company believes that, as of March 31, 2010, there was no impairment with respect to its investment in the SBIC.

For the three months ended March 31, 2010, net gains from securities transactions totaled $118,000, up $111,000 compared to the same period in 2009. Management may periodically sell available-for-sale securities for liquidity purposes, to improve yields, or to adjust the risk profile of the portfolio.

Noninterest Expense

Noninterest expense for the first quarter of 2010 was $24.5 million, an increase of $1.2 million or 5.2% over noninterest expense of $23.3 million for the first quarter of 2009.

Personnel-related expense increased by $1.3 million or 10.3% in the first quarter of 2010 over the same period in 2009. Salaries and wages were up $811,000 or 8.5%, reflecting an increase in average full time equivalents (“FTE”), and annual merit increases. Year-to-date March 31, 2010 average FTEs of 725 were up from 711 at March 31, 2009. Pension and other employee related benefits were up $524,000 or 15.5% in the first quarter compared to the first quarter of 2009. Contributing to the increase over the prior year was pension (up $161,000), and health and dental insurance (up $134,000)

FDIC deposit insurance expense increased by $557,000 in the three months ended March 31, 2010, over the same prior year period reflecting higher insurance rates and increases in insurable deposits.

Other operating expenses decreased by $573,000 or 8.6% in the first quarter of 2010 compared to the first quarter of 2009. The primary components of other operating expense are marketing expense, professional fees, software licensing and maintenance, cardholder expense and other.

Marketing expense for the first quarter of 2010 increased by $210,000 or 23.6% compared to the same period in 2009. New marketing campaigns for television and radio in the first quarter of 2010 resulted in the increased expense.

Software licensing and maintenance fee expense increased by $119,000 or 15.2% in the first quarter of 2010 compared with the first quarter of 2009. New software purchases as well as software upgrades accounted for the increase over March 31, 2009

Cardholder expenses totaled $417,000 in the first quarter of 2010, an increase of $92,000 or 28.3% over the first quarter of 2009. The increase is mainly due to a higher volume of customer transactions.

Additional items contributing to the change in other operating expenses were the following: education and training (down $52,000), legal expense (down $76,000) and telephone expense (down $208,000).

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes. The provision for the first quarter of 2010 was $4.1 million, compared to $3.7 million for the same period in 2009. The Company’s effective tax rate for the first quarter of 2010 was 32.9% compared to 32.4% for the first quarter of 2009. The increase in the effective rate in 2010 compared to 2009 was primarily the result of a lower proportion of tax advantaged income as a percentage of total pre-tax income.

FINANCIAL CONDITION

Total assets were $3.2 billion at March 31, 2010, up $53.5 million or 1.7% over December 31, 2009, and up $213.5 million or 7.1% over March 31, 2009. Asset growth over year-end 2009 was mainly in cash and equivalents, which were up $71.2 million and available-for-sale securities, which were up $23.6 million. Total deposits at March 31, 2010 were up $72.3 million or 3.0% over December 31, 2009 driven by an increase in municipal deposits.

Loans and leases totaled $1.89 billion or 58.8% of total assets at March 31, 2010, compared to $1.91 billion or 60.7% of total assets at December 31, 2009. The $27.8 million or 1.5% decrease in total loans and leases from year-end 2009 was across all loan categories with the exception of commercial real estate loans. In general, weak economic conditions have strained some borrowers and softened the demand for lending products. Commercial real estate loans at March 31, 2010 were up $28.4 million or 4.4% over December 31, 2009. Commercial loans are down $35.4 million or 7.2%, reflecting paydowns and some seasonality in agricultural lending. Residential mortgage loan volume has been strong over the past year, largely driven by the current low interest rate environment. However, residential portfolio balances are down from year end and from prior year, as the Company decided to sell certain fixed rate residential mortgage loans in the secondary market because of the interest rate risk considerations. The Company originated $11.2 million of residential mortgage loans for sale during the first three months of 2010 and sold $11.6 million during the same period. The consumer and leasing portfolios are down 5.6% and 0.63% at March 31, 2010 compared to year-end 2009.

Loan and Lease Portfolio Balances (in thousands)	03/31/2010	% of Total Loans	12/31/2009	% of Total Loans
Residential real estate	$613,718	32.5%	$623,863	32.6%
Commercial real estate	670,180	35.5%	641,737	33.5%
Real estate construction	52,378	2.8%	58,125	3.0%
Commercial	457,280	24.2%	492,647	25.7%
Consumer and other	81,771	4.3%	86,661	4.5%
Leases	11,711	0.6%	11,785	0.6%

Total loans and leases, net of unearned income	$1,887,038		$1,914,818

Nonperforming loans (loans in nonaccrual status, loans past due 90 days or more and still accruing interest, and loans restructured in a troubled debt restructuring) were $33.3 million at March 31, 2010, down from $34.9 million at December 31, 2009, and up from $16.2 million at March 31, 2009. Nonperforming loans represented 1.76% of total loans at March 31, 2010, compared to 1.82% of total loans at December 31, 2009, and 0.89% of total loans at March 31, 2009. For the first quarter of 2010, net charge-offs were $1.2 million, up from $728,000 in the same period of 2009, and down slightly from $1.2 million for the fourth quarter of 2009. In general, the increase in nonperforming loans is reflective of the current weak economic conditions. A more detailed discussion of nonperforming loans is provided below in this section under the caption “Allowance for Loan and Lease Losses”.

As of March 31, 2010, total securities were $1.03 billion or 32.0% of total assets, compared to $1.01 billion or 31.9% of total assets at December 2009. The portfolio is comprised primarily of mortgage-backed securities, obligations of U.S. government sponsored entities, and obligations of U.S. states and political subdivisions. The Company has no investments in preferred stock of U.S. government sponsored entities and no investments in pools of Trust Preferred securities. Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to determine if there exists other-than-temporary impairment as defined under generally accepted accounting principles. The Company maintains a trading portfolio valued at a fair value of $30.5 million as of March 31, 2010, compared to $31.7 million at December 31, 2009. The decrease in the trading portfolio reflects maturities or payments during 2010. For the three months ended March 31, 2010, mark-to-market gains related to the securities trading portfolio were $90,000.

Total deposits were $2.5 billion at March 31, 2010, up $72.3 million or 3.0% over December 31, 2009, and up $176.3 million or 7.6% over March 31, 2009. The growth in total deposits from December 31, 2009 was mainly in checking, money market and savings balances, which were up $73.8 million or 16.2%. The increase in money market and savings balances was mainly in municipal deposits and is partially due to the seasonal nature of these deposits. Time deposit balances were up $21.4 million or 2.7% at March 31, 2010 compared to December 31, 2009. Other funding sources include Federal funds purchased, securities sold under agreements to repurchase, other borrowings, and trust preferred debentures. These funding sources totaled $396.9 million at March 31, 2010, down $29.9 million or 7.0% from $426.8 million at December 31, 2009. A more detailed discussion of deposits and borrowings is provided below in this section under the caption “Deposits and Other Liabilities”.

Capital

Total equity was $254.4 million at March 31, 2010, an increase of $9.4 million or 3.9% from December 31, 2009, mainly a result of net income of $8.5 million less cash dividends paid of $3.3 million. The Company also paid a 10% stock dividend in the first quarter of 2010, which resulted in a $35.4 million decrease in retained earnings and a $35.3 million increase in additional paid-in capital.

Additional paid-in capital increased by $37.8 million, from $155.6 million at December 31, 2009, to $193.4 million at March 31, 2010, reflecting the $35.3 million related to the 10% stock dividend, $1.3 million related to shares issued for the employee stock ownership plan, $640,000 related to shares issued for dividend reinvestment plans, $360,000 related to stock option exercises and related tax benefits, and $288,000 related to stock-based compensation. Retained earnings decreased by $30.3 million from $92.4 million at December 31, 2009, to $62.1 million at March 31, 2010, reflecting net income of $8.4 million less dividends paid of $3.3 million, and $35.4 million related to the 10% stock dividend. Accumulated other comprehensive loss declined from a net unrealized loss of $3.1 million at December 31, 2009, to a net unrealized loss of $1.4 million at March 31, 2010, reflecting an increase in unrealized gains on available-for-sale securities due to lower market rates, offset by amounts recognized in other comprehensive income related to postretirement benefit plans. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Cash dividends paid in the first three months of 2010 totaled approximately $3.3 million, representing 39.4% of year to date 2010 earnings. Cash dividends of $0.31 per common share paid in the first three months of 2010 were flat compared to cash dividends of $0.31 per common share paid in the first three months of 2009. Cash dividends per share were retroactively adjusted to reflect the 10% stock dividend paid on February 15, 2010.

On July 22, 2008, the Company’s Board of Directors approved a stock repurchase plan (the “2008 Plan”). The 2008 Plan authorizes the repurchase of up to 150,000 shares of the Company’s outstanding common stock over a two-year period. The Company did not repurchase any shares during the first quarter of 2010. Since inception of the 2008 Plan, the Company has repurchased 6,500 shares at an average price of $36.21.

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

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. The table below reflects the Company’s capital position at March 31, 2010, compared to the regulatory capital requirements for “well capitalized” institutions.

REGULATORY CAPITAL ANALYSIS March 31, 2010

	Actual		Well Capitalized Requirement
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$261,094	12.56%	$207,577	10.00%
Tier 1 Capital (to risk weighted assets)	$235,622	11.40%	$124,546	6.00%
Tier 1 Capital (to average assets)	$235,622	7.48%	$157,452	5.00%

As illustrated above, the Company’s capital ratios on March 31, 2010 remain above the minimum requirements for well capitalized institutions. Total capital as a percent of risk weighted assets increased 46 basis points from 12.1% at December 31, 2009. Tier 1 capital as a percent of risk weighted assets increased 50 basis points from 10.9% at the end of 2009. Tier 1 capital as a percent of average assets increased 10 basis points from 7.4% at December 31, 2009. The increase in capital ratios over year-end 2009 reflects growth in retained earnings and the issuance of trust preferred securities.

During the first quarter of 2010, the Comptroller of the Currency (“OCC”) notified the Company that it was requiring Mahopac National Bank, one of the Company’s three banking subsidiaries, to maintain certain minimum capital ratios at levels higher than those otherwise required by applicable regulations. The OCC is requiring Mahopac to maintain a Tier 1 capital to average assets ratio of 8.0%, a Tier 1 risk-based capital to risk-weighted capital ratio of 10.0% and a Total risk-based capital to risk-weighted assets ratio of 12.0%. Mahopac exceeded these minimum requirements at the time of the notification and continues to maintain ratios above these minimums. As of March 31, 2010, Mahopac had a Tier 1 capital to average assets ratio of 8.3%, a Tier 1 risk-based capital to risk-weighted capital ratio of 11.6% and a Total risk-based capital to risk-weighted assets ratio of 12.8%.

As of March 31, 2010, the capital ratios for the Company’s other two subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

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

Based upon consideration of the above factors, management believes that the allowance is adequate to provide for the risk of loss inherent in the current loan and lease portfolio as of March 31, 2010. Should any of the factors considered by management in evaluating the adequacy of the allowance change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for possible loan and lease losses.

Activity in the Company’s allowance for loan and lease losses during the first three months of 2010 and 2009 and for the 12 months ended December 31, 2009, is illustrated in the table below.

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES (In thousands)

	Three months ended 03/31/2010	Twelve months ended 12/31/2009	Three months ended 03/31/2009
Average loans and leases outstanding during the period	$1,896,466	$1,850,453	$1,810,474
Total loans and leases outstanding at end of period	$1,887,038	$1,914,818	$1,811,792

ALLOWANCE FOR LOAN AND LEASE LOSSES
Beginning balance	$24,350	$18,672	$18,672
Provision for loan and lease losses	2,183	9,288	2,036
Loans charged off	(1,403)	(4,234)	(902)
Loan recoveries	236	624	174
Net charge-offs	(1,167)	(3,610)	(728)
Ending balance	$25,366	$24,350	$19,980

Allowance for loan and lease losses to total loans and leases	1.34%	1.27%	1.10%
Annualized net charge-offs to average loans and leases	0.25%	0.20%	0.16%

As of March 31, 2010, the allowance was $25.4 million or 1.34% of total loans and leases outstanding. This represents an increase of 7 basis points from December 31, 2009 and an increase of 24 basis points from March 31, 2009. The increase in the allowance and the ratio of allowance to total loans and leases outstanding is consistent with the increase in nonperforming loans, net charge-offs and internally criticized and classified loans as well as overall weakness in the economy. The provision for loan and lease losses was $2.2 million for the three months ended March 31, 2010, compared to $2.0 million for the three months ended March 31, 2009, and $2.8 million for the three months ended December 31, 2009.

Net charge-offs for the first quarter of 2010 totaled $1.2 million compared to $728,000 in the comparable year ago period. Annualized net charge-offs for the first three months of 2010 represented 0.25% of average loans, up from 0.16% for the first three months of 2009, but is favorable to a peer ratio of 1.58%. The peer data is from the Federal Reserve Board and represents banks or bank holding companies with assets between $3 billion and $10.0 billion. The peer ratio is as of December 31, 2009, the most recent data available from the Federal Reserve Board.

The allowance coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) was 0.76 times at March 31, 2010, compared to 0.70 times at December 31, 2009, and 1.24 times at March 31, 2009. Although nonperforming loans are up over prior year, the Company’s loss experience continues to be low compared to industry levels.

NONPERFORMING ASSETS (in thousands)

	03/31/2010	12/31/2009	03/31/2009

Nonaccrual loans and leases	$29,521	$31,289	$15,478
Loans past due 90 days and accruing	51	369	677
Troubled debt restructuring not included above	3,703	3,265	0

Total nonperforming loans	33,275	34,923	16,155

Other real estate, net of allowances	558	299	103

Total nonperforming assets	$33,833	$35,222	$16,258

Total nonperforming loans and leases as a percentage of total loans and leases	1.76%	1.82%	0.89%

Total nonperforming assets as a percentage of total assets	1.06%	1.12%	0.54%

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDR”) and foreclosed real estate. The level of nonperforming assets at March 31, 2010, and 2009, and December 31, 2009 is illustrated in the table above. Nonperforming assets of $33.8 million at March 31, 2010, were down from December 31, 2009, and up from March 31, 2009. The decrease in nonperforming assets compared to year-end 2009 was mainly due to one commercial relationship that was paid down as a result of the liquidation of collateral. In general, the increase in nonperforming assets from March 31, 2010 is reflective of the weak economic conditions that have persisted over the past few years, which have pressured real estate values in some markets and stressed the financial conditions of various commercial and residential borrowers. Approximately $5.1 million of nonperforming loans at March 31, 2010, were secured by U.S. government guarantees, while $4.3 million were secured by one-to-four family residential properties.

Nonperforming Loans by Type (in thousands)	03/31/2010		12/31/2009
		% of Total Loans		% of Total Loans

Residential real estate	$4,283	0.23%	$6,396	0.33%
Commercial real estate	21,810	1.16%	19,714	1.03%
Real estate construction	178	0.01%	964	0.05%
Commercial	6,458	0.34%	7,223	0.38%
Consumer and other	521	0.03%	598	0.03%
Leases	25	0.00%	28	0.00%

Total loans and leases, net of unearned income	$33,275	1.77%	$34,923	1.82%

Nonperforming assets represented 1.06% of total assets at March 31, 2010, compared to 1.12% at December 31, 2009, and 0.54% at March 31, 2009. Although higher than the same period prior year, the Company’s ratio of nonperforming assets to total assets of 1.06% continues to compare favorably to our peer group ratio of 3.36% at December 31, 2009.

As of March 31, 2010, the Company’s recorded investment in loans and leases that are considered impaired totaled $28.7 million compared to $30.0 million at December 31, 2009, and $15.5 million at March 31, 2009. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and loans that are 90 days or more past due, and accruing and all loans restructured in a troubled debt restructuring, and other loans for which the Company determine that noncompliance with contractual terms of the loan agreement is probable. Losses on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs. At March 31, 2010 $12.7 million of impaired loans had specific reserve allocations of $931,000, and $16.0 million had no specific reserve allocation.

Potential problem loans and leases are loans and leases that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans and leases as nonperforming at some time in the future. Management considers loans and leases classified as Substandard that continue to accrue interest to be potential problem loans and leases. At March 31, 2010, the Company’s internal loan review function had identified 72 commercial relationships, totaling $89.1 million, which it classified as Substandard, which continue to accrue interest. As of December 31, 2009, the Company’s internal loan review function had classified 67 commercial relationships as Substandard totaling $83.9 million, which continued to accrue interest. Of the 72 commercial relationships, there are 17 relationships that equal or exceed $1.0 million, which in aggregate total $75.3 million. The Company has seen an increase in potential problem loans over the past few years as weak economic conditions have strained borrowers’ cash flows and collateral values. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans is not significant. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these loans, which are reviewed at least quarterly. Management cannot predict the extent to which continued weak economic conditions or other factors may further impact its borrowers. The increase in the dollar amount of commercial relationships classified as Substandard and still accruing interest between December 31, 2009 and March 31, 2010 was mainly due to the addition of one larger commercial relationships totaling $2.9 million that was classified as Substandard and accruing at March 31, 2010, and were not classified as Substandard at December 31, 2009.

Deposits and Other Liabilities

Total deposits of $2.5 billion at March 31, 2010 increased $72.3 million or 3.0% from December 31, 2009, due primarily to a $73.8 million increase in interest checking, savings and money market balances, a $21.4 million increase in time deposits offset by a $22.8 million decrease in noninterest bearing deposits. Growth in municipal deposits accounted for a majority of the increase in savings and money market balances from year end 2009. With interest rates on time deposits lower and more in line with money market rates, municipalities are placing tax deposits into money market accounts. Municipal deposit balances are somewhat seasonal, increasing as tax deposits are collected and decreasing as these monies are used by the municipality. Total deposits were up $176.3 million or 7.6% over March 31, 2009. The increase was primarily due to a $97.7 million increase in checking, savings and money market accounts of which $58.6 million was attributable to growth in municipal deposits. Additionally, time deposits increased $50.1 million over March 31, 2009, mainly attributable to growth in time deposits of$100,000 or more.

The Company’s primary funding source is core deposits, defined as total deposits less time deposits of $100,000 or more, brokered time deposits, and municipal money market deposits. Core deposits increased $56.6 million or 3.3% over December 31, 2009 to $1.8 billion, and represented 70.9% of total deposits at March 31, 2010 compared to 70.7% of total deposits at December 31, 2009.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $35.7 million at March 31, 2010, and $47.3 million at December 31, 2009. Management generally views local repurchase agreements as an alternative to large time deposits. The Company’s wholesale repurchase agreements are primarily with the FHLB and amounted to $145.5 million at March 31, 2010, comparable to December 31, 2009. Included in the $145.5 million of wholesale repurchase agreements at March 31, 2010, are $5.5 million of repurchase agreements with the FHLB where the Company elected to adopt the fair value option under FASB ASC Topic 825. The fair value of these borrowings increased by $47,000 (net mark-to-market pre-tax loss of $47,000) over the three months ended March 31, 2010.

The Company’s other borrowings totaled $190.5 million at March 31, 2010, down $18.4 million or 8.8% from $209.0 million at December 31, 2009. Borrowings at March 31, 2010 included $165.4 million in FHLB term advances, and a $25.0 million advance from a money center bank. Borrowings at year-end 2009 included $170.3 million in FHLB term advances, $13.5 million of overnight FHLB advances, and a $25.0 million advance from a money center bank. The decrease in borrowings reflects the pay down of FHLB borrowings as a result of deposit growth. Of the $165.4 million in FHLB term advances at March 31, 2010, $131.4 million are due over one year. In 2007, the Company elected the fair value option under FASB ASC Topic 825 for a $10.0 million advance with the FHLB. The fair value of this advance increased by $81,000 (net mark-to-market loss of $81,000) over the three months ended March 31, 2010.

Liquidity

The objective of liquidity management is to ensure the availability of adequate funding sources to satisfy the demand for credit, deposit withdrawals, and business investment opportunities. The Company’s large, stable core deposit base and strong capital position are the foundation for the Company’s liquidity position. The Company uses a variety of resources to meet its liquidity needs, which include deposits, cash and cash equivalents, short-term investments, cash flow from lending and investing activities, repurchase agreements, and borrowings. The Company’s Asset/Liability Management Committee monitors asset and liability positions of the Company’s subsidiary banks individually and on a combined basis. The Committee reviews periodic reports on liquidity and interest rate sensitivity positions. Comparisons with industry and peer groups are also monitored. The Company’s strong reputation in the communities it serves, along with its strong financial condition, provides access to numerous sources of liquidity as described below. Management believes these diverse liquidity sources provide sufficient means to meet all demands on the Company’s liquidity that are reasonably likely to occur.

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $100,000 or more, brokered time deposits, municipal money market deposits, securities sold under agreements to repurchase and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources decreased by $14.2 million or 1.3% from December 31, 2009 to $1.1 billion at March 31, 2010. Non-core funding sources, as a percentage of total liabilities, were 37.3% at March 31, 2010, compared to 38.4% at December 31, 2009. The decrease in non-core funding sources was mainly due to the decline of brokered time deposits, FHLB advances, and securities sold under agreements to repurchase, partially offset by an increase in time deposits of $100,000 or more.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $808.8 million and $772.7 million at March 31, 2010 and December 31, 2009, respectively, were either pledged or sold under agreements to repurchase. Pledged securities represented 87.1% of total securities at March 31, 2010, compared to 83.9% of total securities at December 31, 2009.

Cash and cash equivalents totaled $116.6 million as of March 31, 2010, up from $45.5 million at December 31, 2009. Short-term investments, consisting of Federal funds sold and interest-bearing deposit balances of $71.7 million increased by $70.0 million above December 31, 2009 levels. The Company also has $30.5 million of securities designated as trading securities.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $465.1 million at March 31, 2010 compared with $477.7 million at December 31, 2009. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $707.2 million at March 31, 2010 as compared to $722.5 million at December 31, 2009. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At March 31, 2010, the unused borrowing capacity on established lines with the FHLB was $521.9 million. As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At March 31, 2010, total unencumbered residential mortgage loans of the Company were $219.3 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of February 28, 2010, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 1.74%, while a 100 basis point parallel decline in interest rates over a one-year period would result in a decrease in one-year net interest income from the base case of 0.55%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of March 31, 2010. The Company’s one-year net interest rate gap was a negative $ 113.0 million or 3.53% of total assets at March 31, 2010, compared with a negative $113.0 million or 3.53% of total assets at December 31, 2009. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap – March 31, 2010				Repricing Interval

(Dollar amounts in thousands)	Total	0-3 months		3-6 months		6-12 months	Cumulative 12 months

Interest-earning assets[1]	$2,982,246	$766,461		$195,755		$337,671	$1,299,887
Interest-bearing liabilities	2,469,890	951,181		224,331		237,548	1,413,060

Net gap position		(184,720)		(28,576)		100,123	(113,173)

Net gap position as a percentage of total assets		(5.76%	)	(0.89%	)	3.12%	(3.53%	)

1 Balances of available securities are shown at amortized cost

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2010. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report on Form 10-Q the Company’s disclosure controls and procedures were effective in providing reasonable assurance that any information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that material information relating to the Company and its subsidiaries is made known to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in legal proceedings in the normal course of business, none of which are expected to have a material adverse impact on the financial condition or results of operations of the Company.

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

January 1, 2010 through January 31, 2010	0	$0	0	143,500

February 1, 2010 through February 28, 2010	430	36.55	0	143,500

March 1, 2010 through March 31, 2010	0	0	0	143,500

Total	430	$36.55	0	143,500

On July 22, 2008, the Company’s Board of Directors approved a stock repurchase plan (the “2008 Plan”). The 2008 Plan authorizes the repurchase of up to 150,000 shares of the Company’s outstanding common stock over a two-year period. The Company did not purchase any shares under the 2008 Plan during the first quarter of 2010.

Included in the table above are 430 shares purchased in February 2010, at an average cost of $36.55 by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, and were part of the director deferred compensation under that plan. Shares purchased under the rabbi trust are not part of the 2008 Plan.

Recent Sales of Unregistered Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 07, 2010

TOMPKINS FINANCIAL CORPORATION

By:	/S/ Stephen S. Romaine

Stephen S. Romaine
President and
Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Francis M. Fetsko

Francis M. Fetsko
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Pages

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of
	the Securities Exchange Act of 1934, as amended.	41

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of
	the Securities Exchange Act of 1934, as amended.	42

32.1	Certification of Principal Executive Officer as required by Rule 13a-14(b) of
	the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350	43

32.2	Certification of Principal Financial Officer as required by Rule 13a-14(b) of
	the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350	44