Form 10-Q
period 2010-06-30
TOMPKINS FINANCIAL CORP
filed 2010-08-09
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*
Yes ☐ No ☐.
*The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
 Yes ☐ No ☒.

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date:

Class	Outstanding as of July 28, 2010
Common Stock, $0.10 par value	10,831,415 shares

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data) (Unaudited)	As of	As of
	06/30/2010	12/31/2009
ASSETS
Cash and noninterest bearing balances due from banks	$47,839	$43,686
Interest bearing balances due from banks	1,615	1,676
Federal funds sold	15,000	0
Money market funds	100	100
Cash and Cash Equivalents	64,554	45,462

Trading securities, at fair value	26,895	31,718
Available-for-sale securities, at fair value	955,090	928,770
Held-to-maturity securities, fair value of $42,567 at June 30, 2010, and $46,340 at December 31, 2009	41,235	44,825
Loans and leases, net of unearned income and deferred costs and fees	1,900,303	1,914,818
Less: Allowance for loan and lease losses	26,530	24,350
Net Loans and Leases	1,873,773	1,890,468

FHLB and FRB stock	19,330	20,041
Bank premises and equipment, net	46,818	46,650
Corporate owned life insurance	36,680	35,953
Goodwill	41,589	41,589
Other intangible assets, net	4,486	4,864
Accrued interest and other assets	51,198	62,920
Total Assets	$3,161,648	$3,153,260

LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	1,198,065	1,183,145
Time	787,923	794,738
Noninterest bearing	474,235	461,981
Total Deposits	2,460,223	2,439,864

Federal funds purchased and securities sold under agreements to repurchase, including certain amounts at fair value of $5,628 at June 30, 2010, and $5,500 at December 31, 2009	175,336	192,784
Other borrowings, including certain amounts at fair value of $11,825 at June 30, 2010, and $11,335 at December 31, 2009	189,561	208,965
Trust preferred debentures	25,058	25,056
Other liabilities	42,787	41,583
Total Liabilities	$2,892,965	$2,908,252

EQUITY
Tompkins Financial Corporation shareholders’ equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued and outstanding: 10,865,911 at June 30, 2010; and 9,785,265 at December 31, 2009	1,087	978
Additional paid-in capital	195,025	155,589
Retained earnings	67,456	92,402
Accumulated other comprehensive income (loss)	5,965	(3,087)
Treasury stock, at cost – 88,784 shares at June 30, 2010, and 81,723 shares at December 31, 2009	(2,367)	(2,326)

Total Tompkins Financial Corporation Shareholders’ Equity	267,166	243,556
Noncontrolling interests	1,517	1,452
Total Equity	$268,683	$245,008
Total Liabilities and Equity	$3,161,648	$3,153,260

See accompanying notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
(In thousands, except per share data) (Unaudited)	06/30/2010	06/30/2009	06/30/2010	06/30/2009
INTEREST AND DIVIDEND INCOME
Loans	$26,750	$26,499	$53,369	$53,176
Due from banks	10	4	22	12
Federal funds sold	6	4	9	8
Money market funds	0	10	0	28
Trading securities	278	345	588	707
Available-for-sale securities	8,794	9,185	17,793	17,570
Held-to-maturity securities	394	483	802	986
FHLB and FRB stock	218	29	501	322
Total Interest and Dividend Income	36,450	36,559	73,084	72,809
INTEREST EXPENSE
Time certificates of deposits of $100,000 or more	1,146	1,314	2,324	2,805
Other deposits	3,502	4,827	7,329	9,960
Federal funds purchased and repurchase agreements	1,308	1,564	2,733	3,129
Trust preferred securities	436	325	803	378
Other borrowings	1,952	2,020	3,845	4,178
Total Interest Expense	8,344	10,050	17,034	20,450
Net Interest Income	28,106	26,509	56,050	52,359
Less: Provision for loan/lease losses	1,408	2,367	3,591	4,403
Net Interest Income After Provision for Loan/Lease Losses	26,698	24,142	52,459	47,956
NONINTEREST INCOME
Investment services income	3,604	3,337	7,341	6,539
Insurance commissions and fees	3,191	3,120	6,357	6,239
Service charges on deposit accounts	2,430	2,271	4,487	4,491
Card services income	1,067	933	2,041	1,723
Mark-to-market gain on trading securities	291	40	381	98
Mark-to-market (loss) gain on liabilities held at fair value	(490)	432	(618)	688
Other income	1,180	1,386	2,486	2,667
Gain on security transactions	58	19	176	26
Total Noninterest Income	11,331	11,538	22,651	22,471
NONINTEREST EXPENSES
Salaries and wages	10,669	10,069	21,008	19,597
Pension and other employee benefits	3,442	3,360	7,354	6,746
Net occupancy expense of premises	1,725	1,774	3,606	3,788
Furniture and fixture expense	1,143	1,128	2,326	2,244
FDIC insurance	857	2,164	1,769	2,518
Amortization of intangible assets	199	235	401	484
Other operating expense	6,481	5,944	12,547	12,586
Total Noninterest Expenses	24,516	24,674	49,011	47,963
Income Before Income Tax Expense	13,513	11,006	26,099	22,464
Income Tax Expense	4,447	3,526	8,585	7,242
Net Income attributable to Noncontrolling Interests and Tompkins Financial Corporation	9,066	7,480	17,514	15,222
Less: Net income attributable to noncontrolling interests	33	33	65	65
Net Income Attributable to Tompkins Financial Corporation	$9,033	$7,447	$17,449	$15,157
Basic Earnings Per Share	$0.84	$0.70	$1.62	$1.42
Diluted Earnings Per Share	$0.83	$0.69	$1.61	$1.41

Per share data has been retroactively adjusted to reflect 10% stock dividend paid on February 15, 2010

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	06/30/2010	06/30/2009
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$17,449	$15,157
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,591	4,403
Depreciation and amortization of premises, equipment, and software	2,353	2,271
Amortization of intangible assets	401	484
Earnings from corporate owned life insurance	(711)	(426)
Net amortization on securities	1,669	859
Mark-to-market gain on trading securities	(381)	(98)
Mark-to-market loss (gain) on liabilities held at fair value	618	(688)
Net gain on securities transactions	(176)	(26)
Net gain on sale of loans	(339)	(967)
Proceeds from sale of loans	18,598	68,425
Loans originated for sale	(17,859)	(69,248)
Net (gain) loss on sale of bank premises and equipment	(37)	1
Stock-based compensation expense	569	435
Decrease in accrued interest receivable	1,084	392
Decrease in accrued interest payable	(440)	(250)
Payments/maturities from trading securities	5,097	3,448
Other, net	8,741	8,136
Net Cash Provided by Operating Activities	40,227	32,308

INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities	192,315	169,350
Proceeds from sales of available-for-sale securities	13,755	9,401
Proceeds from maturities of held-to-maturity securities	13,608	17,685
Purchases of available-for-sale securities	(219,690)	(238,025)
Purchases of held-to-maturity securities	(10,037)	(6,514)
Net decrease (increase) in loans	12,703	(23,633)
Net decrease in FHLB and FRB stock	711	2,675
Proceeds from sale of bank premises and equipment	43	20
Purchases of bank premises and equipment	(2,233)	(1,878)
Other, net	(1,739)	(1,131)
Net Cash Used in Investing Activities	(564)	(72,050)

FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	27,174	90,631
Net (decrease) increase in time deposits	(6,815)	64,171
Net decrease in securities sold under agreements to repurchase and Federal funds purchased	(17,576)	(6,183)
Proceeds received from other borrowings	0	5,000
Repayment of other borrowings	(19,894)	(84,477)
Proceeds from issuance of trust preferred debentures, net of issuance costs	0	19,031
Cash dividends	(6,989)	(6,597)
Cash paid in lieu of fractional shares - 10% stock dividend	(7)	0
Shares issued for dividend reinvestment plan	1,294	0
Shares issued for employee stock ownership plan	1,278	0
Common stock repurchased and returned to unissued status	0	(178)
Net proceeds from exercise of stock options	853	835
Tax benefit from stock option exercises	111	145
Net Cash (Used in) Provided by Financing Activities	(20,571)	82,378
Net Increase in Cash and Cash Equivalents	19,092	42,636
Cash and cash equivalents at beginning of period	45,462	52,349
Total Cash & Cash Equivalents at End of Period	64,554	94,985
Supplemental Information:
Cash paid during the year for - Interest	$17,474	$20,701
Cash paid during the year for - Taxes	8,405	13,144
Transfer of loans to other real estate owned	1,639	68

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share data) (Unaudited)

				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	Interests	Total
Balances at January 1, 2009	$973	$152,842	$73,779	$(7,602)	$(2,083)	$1,452	$219,361
Comprehensive Income:
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			15,157			65	15,222
Other comprehensive income				85			85
Total Comprehensive Income							15,307

Cash dividends ($0.62 per share)			(6,597)				(6,597)
Exercise of stock options and related tax benefit (30,668 shares, net)	3	977					980
Common stock repurchased and returned to unissued status (5,000 shares)	(1)	(177)					(178)
Directors deferred compensation plan (1,120 shares, net)		81			(81)		—
Stock-based compensation expense		435					435
Balances at June 30, 2009	$975	$154,158	$82,339	$(7,517)	$(2,164)	$1,517	$229,308

Balances at January 1, 2010	$978	$155,589	$92,402	$(3,087)	$(2,326)	$1,452	$245,008
Comprehensive Income:
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			17,449			65	17,514
Other comprehensive income				9,052			9,052
Total Comprehensive Income							26,566

Cash dividends ($0.65 per share)			(6,989)				(6,989)
Effect of 10% stock dividend (988,664 shares)1	98	35,301	(35,399)				0
Cash paid in lieu of fractional shares			(7)				(7)
Exercise of stock options and related tax benefit (34,733 shares, net)	5	959					964
Directors deferred compensation plan ((823) shares, net)		41			(41)		0
Shares issued for dividend reinvestment plan (31,027 shares)	3	1,291					1,294
Shares issued for employee stock ownership plan (34,436 shares)	3	1,275					1,278
Forfeiture of restricted stock ((330) shares)
Stock-based compensation expense		569					569
Balances at June 30, 2010	$1,087	$195,025	$67,456	$5,965	$(2,367)	$1,517	$268,683

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There have been no significant changes to the Company’s accounting policies from those presented in the 2009 Annual Report on Form 10-K. Refer to Note 3- “Accounting Standards Updates” of this Report for a discussion of recently issued accounting guidelines.

Cash and cash equivalents in the consolidated statements of cash flow include cash and noninterest bearing balances due from banks, interest-bearing balances due from banks, Federal funds sold and money market funds. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that the Company is not exposed to any significant credit risk on cash and cash equivalents.

The Company has evaluated subsequent events for potential recognition and/or disclosure and determined that no further disclosures were required.

The consolidated financial information included herein combines the results of operations, the assets, liabilities, and shareholders’ equity of the Company and its subsidiaries. Amounts in the prior periods’ unaudited condensed consolidated financial statements are reclassified when necessary to conform to the current periods’ presentation. All significant intercompany balances and transactions are eliminated in consolidation.

3. Accounting Standards Updates

Accounting Standards Update (ASU) No. 2009-16, “Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets.” ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions of ASU 2009-16 became effective on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

ASU No. 2009-17, “Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. As further discussed below, ASU No. 2010-10, “Consolidations (Topic 810),” deferred the effective date of ASU 2009-17 for a reporting entity’s interests in investment companies. The provisions of ASU 2009-17 became effective on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010. See Note 11 – Fair Value.

ASU No. 2010-10, “Consolidations (Topic 810) - Amendments for Certain Investment Funds.” ASU 2010-10 defers the effective date of the amendments to the consolidation requirements made by ASU 2009-17 to a company’s interest in an entity (i) that has all of the attributes of an investment company, as specified under ASC Topic 946, “Financial Services - Investment Companies,” or (ii) for which it is industry practice to apply measurement principles of financial reporting that are consistent with those in ASC Topic 946. As a result of the deferral, a company will not be required to apply the ASU 2009-17 amendments to the Subtopic 810-10 consolidation requirements to its interest in an entity that meets the criteria to qualify for the deferral. ASU 2010-10 also clarifies that any interest held by a related party should be treated as though it is an entity’s own interest when evaluating the criteria for determining whether such interest represents a variable interest. In addition, ASU 2010-10 also clarifies that a quantitative calculation should not be the sole basis for evaluating whether a decision maker’s or service provider’s fee is a variable interest. The provisions of ASU 2010-10 became effective for the Company as of January 1, 2010 and did not have a significant impact on the Company’s financial statements.

ASU No. 2010-11, “Derivatives and Hedging (Topic 815) - Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective for the Company on July 1, 2010 and are not expected to have a significant impact on the Company’s financial statements.

ASU No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011.

4. Securities

Available-for-Sale Securities
The following summarizes available-for-sale securities held by the Company at June 30, 2010:

	Available-for-Sale Securities
June 30, 2010 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$1,978	$103	$0	$2,081
Obligations of U.S. Government sponsored entities	369,598	9,283	0	378,881
Obligations of U.S. states and political subdivisions	63,570	2,700	10	66,260
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	134,885	4,309	32	139,162
U.S. Government sponsored entities	333,658	18,690	32	352,316
Non-U.S. Government agencies or sponsored entities	11,248	0	1,222	10,026
U.S. corporate debt securities	5,028	172	0	5,200
Total debt securities	919,965	35,257	1,296	953,926
Equity securities	1,164	0	0	1,164
Total available-for-sale securities	$921,129	$35,257	$1,296	$955,090

The following summarizes available-for-sale securities held by the Company at December 31, 2009:

	Available-for-Sale Securities
December 31, 2009 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$1,991	$88	$0	$2,079
Obligations of U.S. Government sponsored entities	377,920	3,369	2,274	379,015
Obligations of U.S. states and political subdivisions	61,176	2,537	18	63,695
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	75,714	2,380	39	78,055
U.S. Government sponsored entities	373,307	15,831	278	388,860
Non-U.S. Government agencies or sponsored entities	12,656	0	1,890	10,766
U.S. corporate debt securities	5,032	104	0	5,136
Total debt securities	907,796	24,309	4,499	927,606
Equity securities	1,164	0	0	1,164
Total available-for-sale securities	$908,960	$24,309	$4,499	$928,770

Held-to-Maturity Securities
The following summarizes held-to-maturity securities held by the Company at June 30, 2010:

	Held-to-Maturity Securities
June 30, 2010 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. states and political subdivisions	$41,235	$1,349	$17	$42,567
Total held-to-maturity debt securities	$41,235	$1,349	$17	$42,567

The following summarizes held-to-maturity securities held by the Company at December 31, 2009:

	Held-to-Maturity Securities
December 31, 2009 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. states and political subdivisions	$44,825	$1,570	$55	$46,340
Total held-to-maturity debt securities	$44,825	$1,570	$55	$46,340

Realized gains on available-for-sale securities were $58,000 for the three months ended June 30, 2010, and $19,000 for the three months ended June 30, 2009; realized losses on available-for-sale securities were $0 in the second quarter of 2010 and 2009.

Realized gains on available-for-sale securities were $176,000 in the first six months of 2010, and $26,000 in the first six months of 2009; realized losses on available-for-sale securities were $0 in the first six months of 2010 and 2009.

The following table summarizes available-for-sale securities that had unrealized losses at June 30, 2010:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	2,075	10	0	0	2,075	10

Mortgage-backed securities – residential, issued by:
U.S. Government agencies	10,673	32	0	0	10,673	32
U.S. Government sponsored entities	770	9	3,392	23	4,162	32
Non-U.S. Government agencies or sponsored entities	1,397	3	8,629	1,219	10,026	1,222
Total available-for-sale securities	$14,915	$54	$12,021	$1,242	$26,936	$1,296

The following table summarizes held-to-maturity securities that had unrealized losses at June 30, 2010:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. states and political subdivisions	$375	$10	$249	$7	$624	$17

Total held-to-maturity securities	$375	$10	$249	$7	$624	$17

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2009:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored Entities	$188,529	$2,274	$0	$0	$188,529	$2,274
Obligations of U.S. states and political subdivisions	1,679	18	0	0	1,679	18

Mortgage-backed securities – residential, issued by:
U.S. Government agencies	11,696	39	0	0	11,696	39
U.S. Government sponsored entities	21,593	235	8,126	43	29,719	278
Non-U.S. Government agencies or sponsored entities	2,690	338	8,076	1,552	10,766	1,890
Total available-for-sale securities	$226,187	$2,904	$16,202	$1,595	$242,389	$4,499

The following table summarizes held-to-maturity securities that had unrealized losses at December 31, 2009:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. states and political subdivisions	$1,099	$45	$320	$10	$1,419	$55

Total held-to-maturity securities	$1,099	$45	$320	$10	$1,419	$55

The gross unrealized losses reported for mortgage-backed securities-residential relate to investment securities issued by U.S. government sponsored entities such as Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, and U.S. government agencies such as Government National Mortgage Association, and non-U.S. Government agencies or sponsored entities. Total gross unrealized losses were primarily attributable to changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

The Company does not intend to sell the investment securities that are in an unrealized loss position and it is not more-likely-than not that the Company will be required to sell the investment securities, before recovery of their amortized cost basis, which may be at maturity. Accordingly, as of June 30, 2010, and December 31, 2009, management believes the unrealized losses detailed in the tables above are not other-than-temporary.

Ongoing Assessment of Other-Than-Temporary Impairment

On a quarterly basis, the Company performs an assessment to determine whether there have been any events or economic circumstances indicating that a security with an unrealized loss has suffered other-than-temporary impairment. A debt security is considered impaired if the fair value is less than its amortized cost basis at the reporting date. If impaired, the Company then assesses whether the unrealized loss is other-than-temporary. An unrealized loss on a debt security is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value, discounted at the security’s effective rate, of the expected future cash flows is less than the amortized cost basis of the debt security. As a result, the credit loss component of an other-than-temporary impairment write-down for debt securities is recorded in earnings while the remaining portion of the impairment loss is recognized, net of tax, in other comprehensive income provided that the Company does not intend to sell the underlying debt security and it is more-likely-than not that the Company would not have to sell the debt security prior to recovery of the unrealized loss, which may be to maturity. If the Company intended to sell any securities with an unrealized loss or it is more-likely-than not that the Company would be required to sell the investment securities, before recovery of their amortized cost basis, then the entire unrealized loss would be recorded in earnings.

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

As of June 30, 2010, the Company held five non-U.S. Government agencies or sponsored entities mortgage backed securities with a fair value of $10.0 million. During the third quarter of 2009, the Company determined that three of these non-U.S. Government mortgage backed securities were other-than-temporarily impaired based on an analysis of the above factors for these three securities. As a result, the Company recorded other-than-temporary impairment charges of $2.0 million in the third quarter of 2009 on these investments. The credit loss component of $146,000 was recorded as other-than-temporary impairment losses in the consolidated statement of income, while the remaining non-credit portion of the impairment loss was recognized in other comprehensive income (loss) in the consolidated statements of condition and changes in shareholders’ equity. The Company reviewed these five securities in the second quarter of 2010 and determined that no additional other-than-temporary charges to the Company’s consolidated statement of income were necessary. As of June 30, 2010, the amount by which the carrying value of the securities exceeded their fair value was $1.4 million. A continuation or worsening of current economic conditions may result in additional credit loss component of other-than-temporary impairment losses related to these investments.

The following table summarizes the roll-forward of credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment is recognized in other comprehensive income:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Credit losses at beginning of the period	$146	$0	146	$0
Credit losses related to securities for which an other-than-temporary impairment was not previously recognized	0	0	0	0
Ending balance of credit losses on debt securities held for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$146	$0	146	$0

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

June 30, 2010
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$7,568	$7,692
Due after one year through five years	141,704	145,926
Due after five years through ten years	281,138	288,675
Due after ten years	9,764	10,129
Total	440,174	452,422
Mortgage-backed securities	479,791	501,504
Total available-for-sale debt securities	$919,965	$953,926

December 31, 2009
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$11,084	$11,231
Due after one year through five years	128,493	130,008
Due after five years through ten years	296,734	298,694
Due after ten years	9,808	9,992
Total	446,119	449,925
Mortgage-backed securities	461,677	477,681
Total available-for-sale debt securities	$907,796	$927,606

June 30, 2010
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$19,331	$19,472
Due after one year through five years	15,837	16,709
Due after five years through ten years	4,806	5,109
Due after ten years	1,261	1,277
Total held-to-maturity debt securities	$41,235	$42,567

December 31, 2009
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$17,017	$17,153
Due after one year through five years	19,200	20,185
Due after five years through ten years	7,131	7,511
Due after ten years	1,477	1,491
Total held-to-maturity debt securities	$44,825	$46,340

Trading Securities
The following summarizes trading securities, at estimated fair value, as of:

(in thousands)	June 30, 2010	December 31, 2009
Obligations of U.S. Government sponsored entities	$15,103	$17,986
Mortgage-backed securities – residential U.S. Government sponsored entities	11,792	13,732
Total	$26,895	$31,718

The net gain (loss) on trading account securities, which reflects mark-to-market adjustments, totaled $291,000 and $381,000 during the three and six months ended June 30, 2010, and $40,000 and $98,000 during the three and six months ended June 30, 2009.

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock and non-marketable Federal Reserve Bank (“FRB”) stock, both of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHBLNY stock and FRB stock totaled $17.2 million and $2.1 million at June 30, 2010, respectively, and $18.1 million and $1.9 million at December 31, 2009, respectively. These securities are carried at par, which is also cost. While some Federal Home Loan Banks have stopped paying dividends and repurchasing stock upon reductions in debt levels, the FHLBNY continues to pay dividends and repurchase its stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY stock.

5. Earnings Per Share

The Company follows the provisions of FASB ASC Topic 260, Earnings Per Share (“EPS”). A computation of Basic EPS and Diluted EPS for the three and six months ending June 30, 2010, and 2009 is presented in the table below.

Three months ended June 30, 2010 (in thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS:

Net income attributable to Tompkins Financial Corporation	$9,033	10,818,218	$0.84

Effect of potentially dilutive common shares:		58,203

Diluted EPS:

Net income attributable to Tompkins Financial Corporation plus assumed conversions	$9,033	10,876,421	$0.83

The effect of dilutive securities calculation for the three-month period ended June 30, 2010, excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 690,895 shares of common stock because they are anti-dilutive.

Three months ended June 30, 2009 (in thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS:

Net income attributable to Tompkins Financial Corporation	$7,447	10,679,719	$0.70

Effect of potentially dilutive common shares:		84,075

Diluted EPS:

Net income attributable to Tompkins Financial Corporation plus assumed conversions	$7,447	10,763,794	$0.69

The effect of dilutive securities calculation for the three-month period ended June 30, 2009, excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 508,177 shares of common stock because they are anti-dilutive.

Six months ended June 30, 2010 (in thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS:

Net income attributable to Tompkins Financial Corporation	$17,449	10,764,576	$1.62

Effect of potentially dilutive common shares:		55,320

Diluted EPS:

Net income attributable to Tompkins Financial Corporation plus assumed conversions	$17,449	10,819,896	$1.61

The effect of dilutive securities calculation for the six-month period ended June 30, 2010, excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 714,530 shares of common stock because they are anti-dilutive.

Six months ended June 30, 2009 (in thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS:

Net income attributable to Tompkins Financial Corporation	$15,157	10,675,728	$1.42

Effect of potentially dilutive common shares:		84,643

Diluted EPS:

Net income attributable to Tompkins Financial Corporation plus assumed conversions	$15,157	10,760,371	$1.41

The effect of dilutive securities calculation for the six-month period ended June 30, 2009, excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 508,485 shares of common stock because they are anti-dilutive.

6. Comprehensive Income

	Three Months Ended		Six Months Ended
(in thousands)	06/30/2010	06/30/2009	06/30/2010	06/30/2009
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$9,066	$7,480	$17,514	$15,222

Other comprehensive income (loss), net of tax:

Unrealized gain (loss) on available-for-sale securities:
Net unrealized holding gain (loss) on available-for-sale securities arising during the period.	7,056	(3,256)	8,598	(400)
Memo: Pre-tax net unrealized holding gain (loss)	11,759	(5,427)	14,328	(667)

Reclassification adjustment for net realized gain on sale of available-for-sale securities	(35)	(12)	(106)	(16)
Memo: Pre-tax net realized gain	(58)	(19)	(177)	(26)

Employee benefit plans:
Amortization of actuarial losses, prior service cost, and transition obligation	295	263	560	501
Memo: Pre-tax amounts	494	440	935	835

Other comprehensive income (loss)	7,316	(3,005)	9,052	85

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	16,382	4,475	26,566	15,307
Less: Other comprehensive income attributable to noncontrolling interests	(33)	(33)	(65)	(65)
Total comprehensive income attributable to Tompkins Financial Corporation	$16,349	$4,442	$26,501	$15,242

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

Components of Net Period Benefit Cost

	Pension Benefits		Life and Health		SERP Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
(in thousands)	06/30/2010	06/30/2009	06/30/2010	06/30/2009	06/30/2010	06/30/2009
Service cost	$538	$562	$23	$17	$46	$52
Interest cost	646	608	96	95	147	146
Expected return on plan assets for the period	(675)	(668)	0	0	0	0
Amortization of transition liability	0	0	17	17	0	0
Amortization of prior service cost	(29)	(26)	4	4	25	25
Amortization of net loss	463	377	0	0	26	44
FAS 88 curtailment gain	(39)	0	0	0	0	0
Net periodic benefit cost	$904	$853	$140	$133	$244	$267

	Pension Benefits		Life and Health		SERP Benefits
	Six Months Ended		Six Months Ended		Six Months Ended
(in thousands)	06/30/2010	06/30/2009	06/30/2010	06/30/2009	06/30/2010	06/30/2009
Service cost	$1,076	$1,089	$47	$49	$93	$82
Interest cost	1,292	1,205	192	186	294	280
Expected return on plan assets for the period	(1,350)	(1,319)	0	0	0	0
Amortization of transition liability	0	0	33	33	0	0
Amortization of prior service cost	(59)	(52)	8	8	50	50
Amortization of net loss	926	751	0	0	52	46
FAS 88 curtailment gain	(77)	0	0	0	0	0
Net periodic benefit cost	$1,808	$1,674	$280	$276	$489	$458

The Company realized approximately $560,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive loss, for the six months ended June 30, 2010.

As discussed in its 2009 Annual Report on Form 10-K, the Company is not required to contribute to the pension plan in 2010, but it may make voluntary contributions. The Company did not contribute to the pension plan in the first six months of 2010.

In the first quarter of 2010, the Company stopped admitting new employees to its noncontributory defined-benefit retirement and pension plan. Employees hired after January 1, 2010 participate in a new defined contribution plan.

8. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below. Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the years presented below are stated separately.

	Three Months Ended		Six Months Ended
(in thousands)	06/30/2010	06/30/2009	06/30/2010	06/30/2009
Noninterest Income
Other service charges	$489	$347	$1,082	$793
Increase in cash surrender value of corporate owned life insurance	318	204	711	426
Net gain on sale of loans	147	566	339	967
Other income	226	269	354	481
Total other income	$1,180	$1,386	$2,486	$2,667
Noninterest Expenses
Marketing expense	$968	$971	$2,020	$1,822
Professional fees	977	740	1,793	1,607
Software licensing and maintenance	918	655	1,818	1,328
Cardholder expense	456	494	873	739
Other expenses	3,162	3,084	6,043	7,090
Total other operating expense	$6,481	$5,944	$12,547	$12,586

9. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of June 30, 2010, the Company’s maximum potential obligation under standby letters of credit was $40.3 million compared to $50.5 million at December 31, 2009. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

As of and for the three months ended June 30, 2010
(in thousands)	Banking	Financial Services	Intercompany	Consolidated
Interest income	$36,377	$79	$(6)	$36,450
Interest expense	8,349	1	(6)	8,344
Net interest income	28,028	78	0	28,106
Provision for loan and lease losses	1,408	0	0	1,408
Noninterest income	4,800	6,783	(252)	11,331
Noninterest expense	19,270	5,498	(252)	24,516
Income before income tax expense	12,150	1,363	0	13,513
Income tax expense	3,927	520	0	4,447
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	8,223	843	0	9,066
Less: Net income attributable to noncontrolling interests	33	0	0	33
Net Income attributable to Tompkins Financial Corporation	$8,190	$843	$0	$9,033

Depreciation and amortization	$1,131	$70	$0	$1,162
Assets	3,137,902	28,423	(4,677)	3,161,648
Goodwill	23,600	17,989	0	41,589
Other intangibles, net	3,038	1,448	0	4,486
Net loans and leases	1,873,773	0	0	1,873,773
Deposits	2,464,770	0	(4,547)	2,460,223
Total equity	247,734	20,949	0	268,683

As of and for the three months ended June 30, 2009
(in thousands)	Banking	Financial Services	Intercompany	Consolidated
Interest income	$36,501	$65	$(7)	$36,559
Interest expense	10,057	0	(7)	10,050
Net interest income	26,444	65	0	26,509
Provision for loan and lease losses	2,367	0	0	2,367
Noninterest income	5,229	6,448	(139)	11,538
Noninterest expense	19,735	5,078	(139)	24,674
Income before income tax expense	9,571	1,435	0	11,006
Income tax expense	3,016	510	0	3,526
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	6,555	925	0	7,480
Less: Net income attributable to noncontrolling interests	33	0	0	33
Net Income attributable to Tompkins Financial Corporation	$6,522	$925	$0	$7,447

Depreciation and amortization	$1,076	$68	$0	$1,144
Assets	2,943,719	29,443	(5,105)	2,968,057
Goodwill	23,600	17,929	0	41,529
Other intangibles, net	3,492	1,760	0	5,252
Net loans and leases	1,819,879	0	0	1,819,879
Deposits	2,293,090	431	(4,712)	2,288,809
Total equity	206,061	23,247	0	229,308

For the six months ended June 30, 2010
(in thousands)	Banking	Financial Services	Intercompany	Consolidated
Interest income	$72,935	$159	$-10	$73,084
Interest expense	17,043	1	(10)	17,034
Net interest income	55,892	158	0	56,050
Provision for loan and lease losses	3,591	0	0	3,591
Noninterest income	9,466	13,665	(480)	22,651
Noninterest expense	38,411	11,080	(480)	49,011
Income before income tax expense	23,356	2,743	0	26,099
Income tax expense	7,565	1,020	0	8,585
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	15,791	1,723	0	17,514
Less: Net income attributable to noncontrolling interests	65	0	0	65
Net Income attributable to Tompkins Financial Corporation	$15,726	$1,723	$0	$17,449

Depreciation and amortization	$2,214	$139	$0	$2,353

For the six months ended June 30, 2009
(in thousands)	Banking	Financial Services	Intercompany	Consolidated
Interest income	$72,696	$127	$(14)	$72,809
Interest expense	20,462	2	(14)	20,450
Net interest income	52,234	125	0	52,359
Provision for loan and lease losses	4,403	0	0	4,403
Noninterest income	9,998	12,761	(288)	22,471
Noninterest expense	38,055	10,196	(288)	47,963
Income before income tax expense	19,774	2,690	0	22,464
Income tax expense	6,287	955	0	7,242
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	13,487	1,735	0	15,222
Less: Net income attributable to noncontrolling interests	65	0	0	65
Net Income attributable to Tompkins Financial Corporation	$13,422	$1,735	$0	$15,157

Depreciation and amortization	$2,152	$119	$0	$2,271

11. Fair Value

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2010, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
June 30, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	06/30/2010	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$15,103	$15,103	$0	$0
Mortgage-backed securities – residential, issued by:
U.S. Government sponsored entities	11,792	11,792	0	0
Available-for-sale securities
U.S. Treasury securities	2,081	2,081	0	0
Obligations of U.S. Government sponsored entities	378,881	0	378,881	0
Obligations of U.S. states and political subdivisions	66,260	0	66,260	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	139,162	0	139,162	0
U.S. Government sponsored entities	352,316	0	352,316	0
Non-U.S. Government agencies or sponsored entities	10,026	0	10,026	0
U.S. corporate debt securities	5,200	0	5,200	0
Equity securities	1,164	0	0	1,164

Borrowings
Securities sold under agreement to repurchase	5,628	0	5,628	0
Other borrowings	11,825	0	11,825	0

Recurring Fair Value Measurements
December 31, 2009
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	12/31/2009	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$17,986	$17,986	$0	$0
Mortgage-baked securities – residential, issued by:
U.S. Government sponsored entities	13,732	13,732	0	0
Available-for-sale securities
U.S. Treasury securities	2,079	2,079	0	0
Obligations of U.S. Government sponsored Entities	379,015	0	379,015	0
Obligations of U.S. states and political subdivisions	63,695	0	63,695	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	78,055	0	78,055	0
U.S. Government sponsored entities	388,860	0	388,860	0
Non-U.S. Government agencies or sponsored entities	10,766	0	10,766	0
U.S. corporate debt securities	5,136	0	5,136	0
Equity securities	1,164	0	0	1,164

Borrowings
Securities sold under agreement to repurchase	5,500	0	5,500	0
Other borrowings	11,335	0	11,335	0

There were no significant transfers between Levels 1 and 2 for the three and six months ended June 30, 2010.

There was no change in the fair value of the $1.2 million of available-for-sale securities valued using significant unobservable inputs (Level 3), between January 1, 2010 and June 30, 2010.

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

Fair values of borrowings are estimated using Level 2 inputs based upon observable market data. The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party. The Company’s potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLB borrowings at June 30, 2010.

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent impaired loans, and other real estate owned. During the second quarter of 2010, certain collateral dependent impaired loans and other real estate owned were remeasured and reported at fair value through a specific valuation allowance for loan and lease losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based upon observable market data.

Non-Recurring Fair Value Measurements
June 30, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	06/30/2010	(Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans	$8,829	$0	$8,829	$0
Other real estate owned	1,396	0	1,396	0

Non-Recurring Fair Value Measurements
December 31, 2009
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	12/31/2009	(Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans	$13,123	$0	$13,123	$0
Other real estate owned	299	0	299	0

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

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

Estimated Fair Value of Financial Instruments	June 30, 2010		December 31, 2009
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:

Cash and cash equivalents	$64,554	$64,554	$45,462	$45,462
Securities – trading	26,895	26,895	31,718	31,718
Securities – available-for-sale	955,090	955,090	928,770	928,770
Securities – held-to-maturity	41,235	42,567	44,825	46,340
Loans and leases, net 1	1,873,773	1,903,521	1,890,468	1,904,400
FHLB and FRB stock	19,330	19,330	20,041	20,041
Accrued interest receivable	12,390	12,390	13,474	13,474

Financial Liabilities:
Time deposits	$787,923	$792,360	$794,738	$799,830
Other deposits	1,672,300	1,672,300	1,645,126	1,645,126
Securities sold under agreements to repurchase	169,708	181,099	187,284	198,781
Securities sold under agreements to repurchase (valued at fair value)	5,628	5,628	5,500	5,500
Other borrowings	177,736	193,227	197,630	208,118
Other borrowings (valued at fair value)	11,825	11,825	11,335	11,335
Trust preferred debentures	25,058	27,164	25,056	25,777
Accrued interest payable	2,021	2,021	2,461	2,461

1 Lease receivables, although excluded from the scope of ASC Topic 825, are included in the estimated fair value amounts at their carrying value.

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

The Company operates in two business segments, banking and financial services. Financial services activities include the results of the Company’s trust, financial planning, wealth management and broker-dealer services, risk management, and insurance agency operations. All other activities are considered banking. Information about the Company’s business segments is included in Note 10 “Segment and Related Information,” in the Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I of this Quarterly Report on Form 10-Q.

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

Banking and financial services are highly regulated. As a financial holding company with three community banks, the Company and its subsidiaries are subject to examination and regulation by the Federal Reserve Board (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), the Office of the Comptroller of the Currency, and the New York State Banking Department. Additionally, the Company is subject to examination and regulation from the New York State Insurance Department, the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority.

Other external factors affecting the Company’s operating results are market rates of interest, the condition of financial markets, and both national and regional economic conditions. Weak economic conditions over the past several years have contributed to increases in the Company’s past due loans and leases, nonperforming assets, and net loan and lease losses, as well as decreases in certain fee-based products and services. While Tompkins operates in markets that have been impacted to a lesser extent than many areas around the country, there is no assurance that these conditions may not adversely affect the credit quality of the Company’s loans and leases, results of operations, and financial condition going forward. Refer to the section captioned “Financial Condition- Allowance for Loan and Lease Losses and Nonperforming Assets” below for further details on asset quality.

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2010. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and the Unaudited Condensed Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

The Company is making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed and/or implied by such forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the development of an interest rate environment that may adversely affect the Company’s interest rate spread, other income or cash flow anticipated from the Company’s operations, investment and/or lending activities; changes in laws and regulations affecting banks, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, discussed in greater detail below, insurance companies, bank holding companies and/or financial holding companies; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; protection and validity of intellectual property rights; reliance on large customers; financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses, and other factors discussed elsewhere in this Quarterly Report on Form 10-Q and in other reports the Company files with the SEC, in particular the “Risk Factors” discussed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In addition, such forward-looking statements could be affected by general industry and market conditions and growth rates, general economic and political conditions, including interest rate and currency exchange rate fluctuations, and other factors.

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

For additional information on critical accounting policies and to gain a greater understanding of how the Company’s financial performance is reported, refer to Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, and the section captioned “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2009. Refer to Note 3 – “Accounting Standards Updates” in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for a discussion of recent accounting guidelines.

In this Report there are comparisons of the Company’s performance to that of a peer group. Unless otherwise stated, this peer group is comprised of the group of 92 domestic bank holding companies with $3 billion to $10 billion in total consolidated assets as identified in the FRB’s “Bank Holding Company Performance Report” for March 31, 2010 (the most recent report available).

Recent Legislation Impacting the Financial Services Industry

The Dodd-Frank Wall Street Reform and consumer protection Act (the “Act”) was signed into law on July 21, 2010. The Act contains numerous and wide-ranging reforms to the structure and operation of the U.S. financial system. Among the Act’s significant regulatory changes are (i) the imposition of more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios and prohibiting new trust preferred issuances from counting as Tier 1 capital; (ii) making permanent the temporary increase in FDIC deposit insurance coverage from $100,000 to $250,000 and providing for unlimited deposit insurance on noninterest-bearing transaction accounts, together with an increase in the minimum Deposit Insurance Fund reserve requirement and a change in the assessment base from deposits to net assets; (iii) the creation of the Bureau of Consumer Financial Protection, a new financial consumer protection agency, which is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance; (iv) provisions permitting states to adopt stricter consumer protection laws and permitting state attorneys general to enforce rules issued by the Bureau of Consumer Financial Protection; (v) increased regulation of derivatives and hedging transactions and restrictions on the Company’s ability to engage in certain proprietary trading and investing activities; (vi) limitations on debit card interchange fees; (vii) the imposition of new disclosure and other requirements related to corporate governance and executive compensation; and (viii) the creation of the Financial Stability Oversight Council, with responsibility for identifying and monitoring systemic risks posed by financial firms, activities and practices.

The Company is currently evaluating the potential impact of the Act on its business, financial condition and results of operations. Management expects that some provisions of the Act may have adverse effects on the Company, such as the cost of complying with numerous new regulations and disclosure and reporting requirements mandated by the Act. Portions of the Act become effective at different times, and many of the Act’s provisions consist of general statements directing various regulators to issue more details rule. Consequently, the full scope of the Act’s impact on the financial system in general and the Company in particular cannot be predicted at this time.

OVERVIEW

Net income totaled $9.0 million, or $0.83 diluted per share for the three months ended June 30, 2010, compared to $7.4 million or $0.69 diluted per share for the same period in 2009. Net income totaled $17.4 million, or $1.61 diluted per share for the first six months of 2010, compared to $15.2 million or $1.41 diluted per share for the same period in 2009. Diluted per share results for the three and six months ended June 30, 2010 reflect increases of 20.3% and 14.2%, respectively, over the same periods in 2009. The growth rates over prior periods were impacted by a special event in the second quarter of 2009. Among others, the second quarter of 2009 included a $1.4 million (pre-tax) expense ($0.08 per diluted share) related to the FDIC’s special deposit insurance assessment. Growth in average earning assets and deposits, lower funding costs as well as improvement in our fee-based businesses contributed to the favorable performance in 2010 compared to the same periods in 2009.

Return on average assets (“ROA”) for the quarter ended June 30, 2010 was 1.14% compared to 1.00% for the quarter ended June 30, 2009. Return on average shareholders’ equity (“ROE”) for the second quarter of 2010 was 13.92%, compared to 12.98% for the same period in 2009. For the six month period ended June 30, 2010, ROA was 1.11% compared 1.04% for the same period in 2009. ROE for the six months ended June 30, 2010, was 13.83%, compared to 13.51% for the same period in 2009. As of March 31, 2010, the Company ranked in the 85th percentile for ROA, and the 91st percentile for ROE of its peer group.

Total revenues, consisting of net interest income and noninterest income, were $39.4 million in the second quarter of 2010 and $78.7 million for the first six months of 2010, up 3.7% and 5.2% over the comparable periods in 2009. Both periods benefited from growth in net interest income. Net interest income for the second quarter and year to date 2010, was up 6.0% and 7.1%, respectively, over the same prior year periods. Noninterest income for the three and six months ended June 30, 2010 was in line with the same periods in 2009, as increased revenues from fee-based services were partially offset by net mark-to-market losses on liabilities held at fair value, and lower gains on the sales of residential mortgage loans.

The provision for loan and lease losses totaled $1.4 million and $3.6 million, respectively, in the second quarter and year to date period of 2010, compared to $2.4 million and $4.4 million for the same periods in 2009.

Noninterest expenses were down 0.64% for the second quarter of 2010 and up 2.2% for the first six months of 2010 compared to the same periods in 2009. The second quarter of 2009 included the FDIC special deposit insurance assessment of $1.4 million (pre-tax).

Segment Reporting

The Company operates in two business segments, banking and financial services. Financial services activities consist of the results of the Company’s trust, financial planning and wealth management, broker-dealer services, and risk management operations. All other activities are considered banking.

Banking Segment

The banking segment reported net income of $8.2 million for the second quarter of 2010, up $1.7 million or 25.6% from net income of $6.5 million in 2009. For the year to date period, net income was $15.7 million, an increase of $2.3 million, or 17.2% over the same period in 2009. The increase in net income in both the quarter and year to date period in 2010 over the same periods in the prior year was mainly the result of an increase in net interest income due to growth in average earning assets and lower funding costs, and lower provisions for loan and lease losses. In addition, noninterest expense in 2009 included the FDIC special deposit insurance assessment of $1.4 million (pre-tax).

Net interest income for the three and six months ended June 30, 2010, was up $1.6 million or 6.0% and $3.7 million or 7.0%, respectively, over the same periods in 2009, driven by growth in average earning assets and decrease in funding costs.

The provision for loan and lease losses for the three and six months ended June 30, 2010, was $1.4 million and $3.6 million, compared to $2.4 million and $4.4 million for the same periods in 2009.

Noninterest income for the three and six months ended June 30, 2010, was down $429,000 or 8.2% and $532,000, or 5.3%, respectively, over the same periods in 2009. The decrease in 2010 from 2009 was mainly due to net mark-to-market write downs on liabilities held at fair value, which were $490,000 for the second quarter of 2010 and $618,000, for the first six months of 2010, compared to net mark-to-market gains of $432,000 and $688,000, respectively, for the same periods in 2009. In addition, gains on sales of residential loans were down $419,000, for the quarter and $628,000 for the year to date 2010 compared to the same periods in 2009. These factors were partially offset by increases in other service charges, earnings on corporate-owned life insurance, and card services income.

Noninterest expenses for the three and six months ended June 30, 2010, were down $465,000 or 2.4% and up $356,000 or 0.9%, respectively, over the same periods in 2009. Increases in salaries and other benefit related accruals, reflecting additional headcount, annual merit increases, and healthcare insurance and pension costs, were partially offset by lower FDIC insurance expense. The second quarter of 2009 included a FDIC special deposit insurance assessment of $1.4 million (pre-tax).

Financial Services Segment

The financial services segment had net income of $843,000 in the second quarter of 2010; a decrease of $82,000 or 8.9% from net income of $925,000 in the same quarter of the prior year. For the year to date period, net income was $1.7 million, which is in line with the same period in 2009. Noninterest income for the three and six months ended June 30, 2009, was up $335,000 or 5.2% and $904,000, or 7.1%, respectively, over the same periods in 2009. The increase in noninterest income was mainly a result of higher investment services fees. Investment services fees are largely based on the market value of assets within each account. Increased stock market indices in the first half of 2010 compared to the same period in 2009, account retention and new account generation contributed to an increase in the fair value of assets and related investment fees. Noninterest expenses for the three and six months ended June 30, 2010, were up $420,000 or 8.3% and $884,000 or 8.7%, respectively, over the same periods in the prior year. The increase was mainly in salary and wages, reflecting annual merit increases, and other incentive compensation accruals.

Average Consolidated Balance Sheet and Net Interest Analysis

	Quarter Ended			Year to Date Period Ended			Year to Date Period Ended
	June 30, 2010			June 30, 2010			June 30, 2009
	Average			Average			Average
(Dollar amounts	Balance		Average	Balance		Average	Balance		Average
in thousands)	(QTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate
ASSETS

Interest-earning assets

Interest-bearing balances due from banks	$36,083	$10	0.11%	$36,979	$22	0.12%	$8,993	$12	0.27%
Money market funds	100	0	0.00%	100	0	0.00%	16,841	28	0.34%
Securities (1)
U.S. Government Securities	843,247	8,029	3.82%	835,570	16,248	3.92%	699,503	15,847	4.57%
Trading Securities	29,168	278	3.82%	30,218	588	3.92%	36,725	707	3.88%
State and municipal (2)	105,222	1,536	5.86%	105,181	3,109	5.96%	115,703	3,500	6.10%
Other Securities (2)	17,784	218	4.92%	18,171	442	4.91%	21,307	551	5.21%
Total securities	995,421	10,061	4.05%	989,140	20,387	4.16%	873,238	20,605	4.76%
Federal Funds Sold	13,409	6	0.18%	11,256	9	0.16%	8,727	8	0.18%
FHLB and FRB stock	19,395	218	4.51%	19,514	501	5.18%	20,464	322	3.17%
Loans, net of unearned income (3)
Real Estate	1,337,693	19,016	5.70%	1,332,798	37,856	5.73%	1,264,018	37,583	6.00%
Commercial Loans (2)	458,845	6,283	5.49%	465,834	12,544	5.43%	453,652	12,335	5.48%
Consumer Loans	81,550	1,402	6.90%	82,809	2,862	6.97%	87,184	2,993	6.92%
Direct Lease Financing	11,177	167	5.99%	11,404	342	6.05%	13,453	408	6.12%
Total loans, net of unearned income	1,889,265	26,868	5.70%	1,892,845	53,604	5.71%	1,818,307	53,319	5.91%
Total interest-earning assets	2,953,673	37,163	5.05%	2,949,834	74,523	5.09%	2,746,570	74,294	5.45%

Other assets	227,803			227,459			204,214

Total assets	3,181,476			3,177,293			2,950,784

LIABILITIES & EQUITY

Deposits

Interest-bearing deposits
Interest bearing checking, savings, & money market	1,230,496	1,605	0.52%	1,229,835	3,395	0.56%	1,108,743	4,573	0.83%
Time Dep > $100,000	342,695	1,146	1.34%	338,998	2,324	1.38%	283,789	2,805	1.99%
Time Dep < $100,000	430,810	1,784	1.66%	430,141	3,657	1.71%	420,595	4,943	2.37%
Brokered Time Dep < $100,000	27,464	113	1.65%	32,326	277	1.73%	42,982	444	2.08%
Total interest-bearing deposits	2,031,465	4,648	0.92%	2,031,300	9,653	0.96%	1,856,109	12,765	1.39%
Federal funds purchased & securities sold under agreements to repurchase	177,309	1,308	2.96%	182,502	2,733	3.02%	186,516	3,129	3.38%
Other borrowings	190,414	1,952	4.11%	194,784	3,845	3.98%	213,780	4,178	3.94%
Trust preferred debentures	25,057	436	6.98%	25,057	803	6.46%	11,318	378	6.73%
Total interest-bearing liabilities	2,424,245	8,344	1.38%	2,433,643	17,034	1.41%	2,267,723	20,450	1.82%

Noninterest bearing deposits	456,261			448,232			418,110
Accrued expenses and other liabilities	40,773			40,498			38,394
Total liabilities	2,921,279			2,922,373			2,724,227

Tompkins Financial Corporation Shareholders’ equity	258,695			253,436			225,073
Noncontrolling interest	1,502			1,484			1,484
Total equity	260,197			254,920			226,557

Total liabilities and equity	$3,181,476			$3,177,293			$2,950,784
Interest rate spread			3.67%			3.68%			3.63%
Net interest income/margin on earning assets		28,819	3.91%		57,489	3.93%		53,844	3.95%

Tax Equivalent Adjustment		(713)			(1,439)			(1,485)

Net interest income per consolidated financial statements		$28,106			$56,050			$52,359

(1)	Average balances and yields on available-for-sale securities are based on historical amortized cost.
(2)
Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax exempt interest income to taxable-equivalent basis.

(3)
Nonaccrual loans are included in the average asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s condensed consolidated financial statements included in Part I of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009.

Net Interest Income
The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Taxable-equivalent net interest income for the second quarter of 2010 was $28.8 million, an increase of $1.6 million, or 5.8%, compared to the same period in 2009. For the six months ended June 30, 2009 taxable equivalent net interest income was $57.5 million, increasing $3.6 million or 6.8% over the same period in 2009. The favorable period comparison increases were mainly a result of growth in average earning assets and deposits and lower cost of funds. For the second quarter of 2010, average earning assets were up $175.2 million or 6.3%, over the same period in 2009. Average earning assets for the first half of 2010 grew by $203.2 million or 7.4% compared to the first half of 2009.

Net interest margin of 3.91% of the second quarter of 2010 is in line with both the first quarter of 2010 and the second quarter 2009 net interest margin of 3.95% and 3.93%, respectively. The six months ending June 30, 2010 showed taxable equivalent net interest margin of 3.93% compared to 3.95% for the same period of 2009. The average cost of funds for the second quarter of 2010 was down 38 basis points to 1.38% compared to 1.76% for the second quarter of 2009. Yields on average assets were 5.09% and 5.45%, while average cost of funds was 1.41% and 1.82%, for the year-to-date periods ending June 30, 2010 and 2009, respectively.

Taxable-equivalent interest income for the second quarter of 2010 was $37.2, and was in line with the same period in 2009 as growth in average earning assets offset the effects of lower asset yields resulting from low short-term market interest rates. Taxable-equivalent interest income for the six months ending June 30, 2010 was in line with same period in 2009. Average loan balances were up $63.2 million or 3.5% in the second quarter of 2010 over the second quarter of 2009, while the average yield on loans decreased 14 basis points to 5.70%. For the six months ended June 30, average loan balances increased $74.5 million or 4.1%, while yields declined 20 basis points, from 2009 to 2010. Growth in second quarter 2010 average loan balances included a 5.6% increase in real estate loans. Average securities balances for the second quarter of 2010 were up $97.6 million or 10.9% over average balances in the second quarter of 2009, while average yields were down 61 basis points. For the six months ended June 30, 2010 average securities balances increased 13.3% from the same period in 2009, while yields declined 60 basis points. Yield decreases for the quarter over quarter and six month comparisons were mainly due to the low interest rate environment. Increases in U.S. government securities drove the increased average securities balances. This category increased $136.1 million or 19.4% for the year to date periods ended June 30, 2010 and 2009.

Interest expense for the second quarter of 2010 was down $1.7 million or 17.0% compared to the second quarter of 2009, reflecting lower average rates paid on deposits and borrowings, partially offset by growth in average balances. The average rate paid on interest bearing deposits during the second quarter of 2010 of 0.92% was 38 basis points lower than the average rate paid in the second quarter of 2009. Interest expense for the six months ending June 30, 2010 was $17.0 million, down $3.4 million or 16.7% compared to 2009. Yields decreased across all deposit categories. Average interest-bearing deposit balances, in the second quarter of 2010, increased by $142.0 million or 7.5% compared to the same period in 2009. For the six months ending June 30, 2010 average interest-bearing deposits increased $175.2 million compared to the previous year. Average interest checking, savings and money market deposit balances increased 8.7% to $1.2 billion. Average balances of time deposits of $100,000 or more were up 17.7% to $342.7 million. Average noninterest bearing deposit balances of $456.3 million, in the second quarter of 2010, were up 9.1% over the same period in 2009. Average other borrowings for the second quarter were down $12.1 million or 6.0% compared to prior year, and $19.0 million or 8.9% for the six months ending June 30, 2010 compared with the same period in 2009. The Company used deposit growth to paydown borrowings. Average balances of trust preferred debentures for the second quarter increased $6.4 million over the same period in 2009, due to the timing of issuance in 2009.

Provision for Loan and Lease Losses
The provision for loan and lease losses represents management’s estimate of the amount necessary to maintain the allowance for loan and lease losses at an appropriate level. The provision for loan and lease losses was $1.4 million for the second quarter of 2010 and $3.6 million for the six months ending June 30, 2010, compared to $2.4 million and $4.4 million for the respective periods in 2009. The decrease in the provision for loan and lease losses reflects lower net charge-offs in 2010 compared to 2009, caused primarily by significant recoveries in the second quarter of 2010, partially offset by an increase in nonperforming loans. Net charge-offs were down in the first six months of 2010 compared with the same period in 2009, caused primarily by a significant recovery in the second quarter of 2010 offset by continued growth in nonperforming loans. The allowance for loan and lease losses as a percentage of period end loans and leases was 1.40% at June 30, 2010, compared to 1.16% at June 30, 2009. The section captioned “Allowance for Loan and Lease Losses and Nonperforming Assets” contained elsewhere in this report has further details on the allowance for loan and lease losses.

Noninterest Income
Noninterest income totaled $11.3 million and $22.7 million for the three and six months ended June 30, 2010, compared with $11.5 million and $22.5 million for the same periods in 2009. Noninterest income represented 28.7% and 28.8% of total revenues for the three and six months ended June 30, 2010 compared to 30.3% and 30.0% for the same periods in 2009. The decrease was mainly due to growth in net interest income outpacing growth in noninterest income. Revenues from fee-based services were generally higher in 2010 over the same periods in 2009; however, these were mainly offset by lower gains on sales of residential loans and net mark-to-market losses on liabilities held at fair value.

Investment services income was $3.6 million in second quarter of 2010, an increase of 8.0% from $3.3 million in the second quarter of 2009. Investment services income totaled $7.3 million for the first six months of 2010, up 12.3% over the same period in 2009. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The fair value of assets managed by, or in custody of, Tompkins was $2.5 billion at June 30, 2010, up 11.4% from $2.3 billion at June 30, 2009. These figures include $757.7 million and $596.1 million, respectively, of Company-owned securities where TIS is custodian. The increase in fair value of assets reflects successful business development initiatives resulting in customer retention as well as generally higher stock market indices in 2010 when compared to the same period in 2009.

Insurance commissions and fees for the three and six months ended June 30, 2010, increased by $71,000 or 2.3% and $118,000 or 1.9%, respectively, as compared to the same periods in 2009. The growth over prior year was mainly in health and benefits related insurance products as well as commercial insurance lines.

Service charges on deposit accounts were $2.4 million in the second quarter of 2010, up 7.0% compared to $2.3 million in the second quarter of 2009, and in line when comparing the six months ended June 30, 2010 to prior year. The largest component of this category is overdraft fees, which is largely driven by customer activity. In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with these services, and the consumer’s choices. The Company cannot provide any assurance as to the ultimate impact of this rule on the amount of overdraft/insufficient funds charges reported in future periods.

Card services income for the three and six months ended June 30, 2010 was up $134,000 or 14.4% and $318,000 or 18.5%, respectively, over the same periods in 2009. The increase was mainly in debit card income and reflects a higher transaction volume, partially attributable to an increase in the number of cardholders.

Net mark-to-market losses on securities and borrowings held at fair value totaled $199,000 in the second quarter of 2010, compared to net mark-to-market gains of $472,000 in the second quarter of 2009. For the six month period ending June 30, 2010 net mark-to-market losses totaled $237,000 compared to net market-to-market gains of $786,000 in the first six months of 2009. Mark-to-market losses or gains relate to the change in the fair value of securities and borrowings where the Company has elected the fair value option. These unrealized amounts are primarily impacted by changes in interest rates.

Other income of $1.2 million in the second quarter of 2010 was down 14.9% from the second quarter of 2009. For the six months ended June 30, 2010 other income of $2.5 million was down 6.8% compared to prior year. The primary components of other income are other service charges, increases in cash surrender value of corporate owned life insurance (“COLI”), gains on the sales of residential mortgage loans, and income from miscellaneous equity investments, including the Company’s investment in a Small Business Investment Company (“SBIC”).

Other service charge income, included in other income on the consolidated statements of income, of $489,000 in the second quarter of 2010 was up $142,000 or 40.9% from the same period in 2009. Other service charges for the six months ending June 30, 2010 were up $289,000 or 36.4% compared to the same period in 2009. Both periods were favorable compared to prior year mainly due to increases in loan servicing income and loan related fees.

Net gains on sale of loans, included in other income on the consolidated statements of income, of $147,000 in the second quarter of 2010 was down by $419,000 or 74.0% compared to the second quarter of 2009. Net gains on sale of loans totaled $339,000 in the first six months of 2010 compared to $967,000 in the same period 2009. Low market interest rates have contributed to a strong volume of residential mortgage originations/refinancing in 2009 and 2010. Mortgage interest rates declined in the first half of 2009, as the government responded to weak economic conditions to help spur stimulus into the residential home market. Accordingly, residential originations/refinancings were strong in the first half of 2009. Although mortgage interest rates remain low, residential originations/refinancings are down from 2009 levels. To manage interest rate risk exposures, the Company sells certain fixed rate loan originations that have rates below or maturities greater than the standards set by the Company’s Asset/Liability Committee.

Increases in COLI, included in other income on the consolidated income statement, net of mortality expenses, were $318,000 in the second quarter of 2010, up $114,000 or 56.0% from the second quarter of 2009. For the six months ended June 30 2010 the value increased $711,000, and increased $426,000 in the same period in 2009. COLI relates to life insurance policies covering certain senior officers of the Company and its subsidiaries. The Company’s average investment in COLI was $36.3 million during 2010, and $35.1 million during 2009.

For the three and six months ended June 30, 2010, net gains from securities transactions totaled $58,000 and $176,000, respectively, compared to net gains of $19,000 and $26,000 for the same periods in 2009. Management may periodically sell available-for-sale securities for liquidity purposes, to improve yields, or to adjust the risk profile of the portfolio.

Noninterest Expense
Noninterest expense for the second quarter of 2010 was $24.5 million which is relatively flat compared to the second quarter of 2009. For the six months ending June 30, noninterest expenses totaled $49.0 million in 2010 and $48.0 million in 2009, an increase of 2.2%.

Personnel-related expense increased by $682,000 or 5.1% in the second quarter of 2010 over the same period in 2009. For the first six months of 2010, personnel-related expenses totaled $28.4 million, an increase of 7.7% over the same period prior year. For the three and six months ended June 30, 2010, salaries and wages were up $600,000 or 6.0%, and $1.4 million, respectively, over the same periods in 2009, reflecting an increase in average full time equivalents (“FTE”), and annual merit increases. Year-to-date June 30, 2010 average FTEs of 725 were up from year-to-date June 30, 2009 average FTEs of 715. Pension and other employee related benefits were up $82,000 or 2.4% in the second quarter of 2010 compared to the second quarter of 2009 and up $608,000 or 9.0% for the six months ended June 30, 2010 over the same period in 2009. An increase in pension expense and health insurance expense contributed to the increase over prior year.

FDIC deposit insurance expense decreased by $1.3 million and $749,000 for the three and six months ended June 30, 2010, over the same prior year periods. The decrease is mainly due to the FDIC special deposit insurance assessment of $1.4 million reflected in the second quarter of 2009.

Other operating expenses for the second quarter 2010 increased by $537,000 or 9.0% compared to prior year, and were relatively flat for the six months ended June 30, 2010 compared to 2009. Contributing to the increase in the second quarter 2010 over the second quarter 2009 were the following: Professional fees (up $242,000), software licenses and maintenance (up $154,000) and education and training (up $68,000). For the six months ended June 30, 2010, increases in marketing (up $198,000), professional fees (up $191,000), software and licenses (up $272,000), and cardholder expenses (up $134,000), were offset by decreases in other expenses, including telephone (down $186,000) and legal (down $137,000).

Income Tax Expense
The provision for income taxes provides for Federal and New York State income taxes. The provision for the second quarter of 2010 was $4.4 million, compared to $3.5 million for the same period in 2009. For the six month period ending June 30, the tax provision totaled $8.6 million in 2010 and $7.2 million in 2009. The Company’s effective tax rate for the second quarter of 2010 was 32.9% compared to 32.0% for the second quarter of 2009. For the six month period ending June 30, the Company’s effective tax rate was 32.9% in 2010 and 32.2% in 2009. The increase in the effective rate in 2010 compared to 2009 was primarily the result of a lower proportion of tax advantaged income as a percentage of total pre-tax income.

FINANCIAL CONDITION
Total assets were $3.2 billion at June 30, 2010, up $8.4 million or 0.3% over December 31, 2009, and up $193.6 million or 6.5% over June 30, 2009. Asset growth over year-end 2009 was mainly in cash and equivalents, which were up $19.1 million and available-for-sale securities, which were up $26.3 million. Total deposits at June 30, 2010 were up $20.4 million or 0.8% over December 31, 2009 driven by an increase in municipal deposits. Loan demand remains soft as a result of economic conditions. As such, deposit growth has been invested in short-term liquid assets and short duration available-for-sale securities to maintain flexibility to redeploy funds when loan demand picks up.

Loans and leases totaled $1.90 billion or 60.1% of total assets at June 30, 2010, compared to $1.91 billion or 60.7% of total assets at December 31, 2009. The $14.5 million or 0.8% decrease in total loans and leases from year-end 2009 was across all loan categories with the exception of commercial real estate loans. In general, weak economic conditions have strained some borrowers and softened the demand for lending products. Commercial real estate loans at June 30, 2010 were up $31.3 million or 4.9% over December 31, 2009. Commercial loans are down $31.0 million or 6.3%, reflecting paydowns and some seasonality in agricultural lending. Residential portfolio balances at June 30, 2010 were down from year end and from June 30, 2009, as the Company has continued to sell certain fixed rate residential mortgage loans in the secondary market because of the interest rate risk considerations. The Company originated $17.9 million of residential mortgage loans for sale during the first six months of 2010 and sold $18.6 million during the same period. The consumer and leasing portfolios are down 6.7% and 8.1%, respectively, at June 30, 2010 compared to year-end 2009.

Loan and Lease Portfolio Balances (in thousands)	06/30/2010	% of Total Loans	12/31/2009	% of Total Loans
Residential real estate	$615,659	32.4%	$623,863	32.6%
Commercial real estate	673,056	35.4%	641,737	33.5%
Real estate construction	58,242	3.1%	58,125	3.0%
Commercial	461,628	24.3%	492,647	25.7%
Consumer and other	80,882	4.2%	86,661	4.5%
Leases	10,836	0.6%	11,785	0.6%

Total loans and leases, net of unearned income	$1,900,303		$1,914,818

Nonperforming loans (loans in nonaccrual status, loans past due 90 days or more and still accruing interest, and loans restructured in a troubled debt restructuring) were $38.7 million at June 30, 2010, up from $34.9 million at December 31, 2009, and up from $25.7 million at June 30, 2009. Nonperforming loans represented 2.03% of total loans at June 30, 2010, compared to 1.82% of total loans at December 31, 2009, and 1.40% of total loans at June 30, 2009. Net charge-offs in the second quarter were $244,000, down from $1.0 million in the same period of 2009, and down from $1.2 million for the first quarter of 2010. Net charge-offs in the second quarter benefited from $560,000 in recoveries of loans previously charged-off. Net charge-offs totaled $1.4 million in the first six months of 2010 compared with $1.8 million in the same period prior year. In general, the increase in nonperforming loans is reflective of the current weak economic conditions. A more detailed discussion of nonperforming loans and net charge-offs is provided below in this section under the caption “Allowance for Loan and Lease Losses”.

As of June 30, 2010, total securities were $1.02 billion or 32.4% of total assets, compared to $1.01 billion or 31.9% of total assets at December 31, 2009, and $896.8 million or 30.2% of total assets at June 30, 2009. The portfolio is comprised primarily of mortgage-backed securities, obligations of U.S. government sponsored entities, and obligations of U.S. states and political subdivisions. The Company has no investments in preferred stock of U.S. government sponsored entities and no investments in pools of Trust Preferred securities. Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to determine if there exists other-than-temporary impairment as defined under generally accepted accounting principles. The Company maintains a trading portfolio valued at a fair value of $26.9 million as of June 30, 2010, compared to $31.7 million at December 31, 2009. The decrease in the trading portfolio reflects maturities or payments during 2010. For the three months and six months ended June 30, 2010, mark-to-market gains related to the securities trading portfolio were $291,000 and $381,000, respectively.

Total deposits were $2.5 billion at June 30, 2010, up $20.4 million or 0.8% over December 31, 2009, and up $171.4 million or 7.5% over June 30, 2009. The growth in total deposits from December 31, 2009 was mainly in checking, money market and savings balances, which were up $14.9 million or 1.3%. The increase in money market and savings balances was mainly in municipal deposits and is partially due to the seasonal nature of these deposits. Time deposit balances were down $6.8 million or 0.9% at June 30, 2010 compared to December 31, 2009. Other funding sources include Federal funds purchased, securities sold under agreements to repurchase, other borrowings, and trust preferred debentures. These funding sources totaled $390.0 million at June 30, 2010, down $36.9 million or 8.6% from $426.8 million at December 31, 2009. A more detailed discussion of deposits and borrowings is provided below in this section under the caption “Deposits and Other Liabilities”.

Capital
Total equity was $268.7 million at June 30, 2010, an increase of $23.7 million or 9.7% from December 31, 2009, mainly a result of net income of $17.5 million less cash dividends paid of $7.0 million. The Company also paid a 10% stock dividend in the first quarter of 2010, which resulted in a $35.4 million decrease in retained earnings and a $35.3 million increase in additional paid-in capital.

Additional paid-in capital increased by $39.4 million, from $155.6 million at December 31, 2009, to $195.0 million at June 30, 2010, reflecting the $35.3 million related to the 10% stock dividend, $1.3 million related to shares issued for the employee stock ownership plan, $1.3 million related to shares issued for dividend reinvestment plans, $959,000 related to stock option exercises and related tax benefits, and $569,000 related to stock-based compensation. Retained earnings decreased by $24.9 million from $92.4 million at December 31, 2009, to $67.5 million at June 30, 2010, reflecting net income of $17.5 million less dividends paid of $7.0 million, and $35.4 million related to the 10% stock dividend. Accumulated other comprehensive loss declined from a net unrealized loss of $3.1 million at December 31, 2009, to a net unrealized gain of $6.0 million at June 30, 2010, reflecting an increase in unrealized gains on available-for-sale securities due to lower market rates, offset by amounts recognized in other comprehensive income related to postretirement benefit plans. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Cash dividends paid in the first six months of 2010 totaled approximately $7.0 million, representing 40.1% of year to date 2010 earnings. Cash dividends of $0.65 per common share paid in the first six months of 2010 were up 4.8% over cash dividends of $0.62 per common share paid in the first six months of 2009. Cash dividends per share were retroactively adjusted to reflect the 10% stock dividend paid on February 15, 2010.

On July 22, 2008, the Company’s Board of Directors approved a stock repurchase plan (the “2008 Plan”). The 2008 Plan authorizes the repurchase of up to 150,000 shares of the Company’s outstanding common stock over a two-year period. The Company did not repurchase any shares during the first six months of 2010. The company repurchased 5,000 shares of common stock at an average price of $35.51 under the 2008 plan during the first quarter of 2009 and none in the second quarter of 2009. Since inception of the 2008 Plan, the Company has repurchased 6,500 shares at an average price of $36.21.

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

In accordance with the applicable accounting standards related to variable interest entities, the accounts of Tompkins Capital Trust I will not be included in the Company’s consolidated financial statements. However, the $20.5 million in Tompkins’ Subordinated Debentures issued to Tompkins Capital Trust I is included in the Tier 1 capital of the Company for regulatory capital purposes pursuant to regulatory guidelines.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. The table below reflects the Company’s capital position at June 30, 2010, compared to the regulatory capital requirements for “well capitalized” institutions.

REGULATORY CAPITAL ANALYSIS June 30, 2010
	Actual		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$268,325	13.10%	$204,898	10.00%
Tier 1 Capital (to risk weighted assets)	$242,713	11.85%	$122,939	6.00%
Tier 1 Capital (to average assets)	$242,713	7.77%	$156,089	5.00%

As illustrated above, the Company’s capital ratios on June 30, 2010 remain above the minimum requirements for well capitalized institutions. Total capital as a percent of risk weighted assets increased 100 basis points from 12.1% at December 31, 2009. Tier 1 capital as a percent of risk weighted assets increased 95 basis points from 10.9% at the end of 2009. Tier 1 capital as a percent of average assets increased 37 basis points from 7.4% at December 31, 2009. The increase in capital ratios over year-end 2009 reflects earnings growth out pacing asset growth.

During the first quarter of 2010, the Comptroller of the Currency (“OCC”) notified the Company that it was requiring Mahopac National Bank, one of the Company’s three banking subsidiaries, to maintain certain minimum capital ratios at levels higher than those otherwise required by applicable regulations. The OCC is requiring Mahopac to maintain a Tier 1 capital to average assets ratio of 8.0%, a Tier 1 risk-based capital to risk-weighted capital ratio of 10.0% and a Total risk-based capital to risk-weighted assets ratio of 12.0%. Mahopac exceeded these minimum requirements at the time of the notification and continues to maintain ratios above these minimums. As of June 30, 2010, Mahopac had a Tier 1 capital to average assets ratio of 8.5%, a Tier 1 risk-based capital to risk-weighted capital ratio of 11.9% and a Total risk-based capital to risk-weighted assets ratio of 13.2%.

As of June 30, 2010, the capital ratios for the Company’s other two subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

Allowance for Loan and Lease Losses and Nonperforming Assets
Management reviews the adequacy of the allowance for loan and lease losses (“allowance”) on a regular basis. Management considers the accounting policy relating to the allowance to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that assumptions could have on the Company’s results of operations. The Company’s methodology for determining and allocating the allowance for loan and lease losses focuses on ongoing reviews of larger individual loans and leases, historical net charge-offs, delinquencies in the loan and lease portfolio, the level of impaired and nonperforming loans, values of underlying loan and lease collateral, the overall risk characteristics of the portfolios, changes in character or size of the portfolios, geographic location, current economic conditions, changes in capabilities and experience of lending management and staff, and other relevant factors. The various factors used in the methodologies are reviewed on a regular basis.

The Company has developed a methodology to measure the amount of estimated loan loss exposure inherent in the loan portfolio to assure that an adequate allowance is maintained. The Company’s methodology is based upon guidance provided in SEC Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues and allowance allocations are calculated in accordance with ASC Topic 310, Receivables and allowance allocations are calculated in accordance with ASC Topic 450, Contingencies. The methodology includes an estimate of exposure for the following: specifically reviewed and graded loans; historical loss experience by product type; past due and nonperforming loans; and other internal and external factors such as local and regional economic conditions, growth trends, and credit policy and underwriting standards.

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

Based upon consideration of the above factors, management believes that the allowance is appropriate to absorb probable losses on the loan and lease portfolio as of June 30, 2010. Should any of the factors considered by management in evaluating the appropriateness of the allowance change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan and lease losses.

Activity in the Company’s allowance for loan and lease losses during the first six months of 2010 and 2009 and for the 12 months ended December 31, 2009, is illustrated in the table below.

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES
	Six months ended	Twelve months ended	Six months ended
(in thousands)	06/30/2010	12/31/2009	06/30/2009
Average loans and leases outstanding during the period	$1,892,845	$1,850,453	$1,818,307
Total loans and leases outstanding at end of period	$1,900,303	$1,914,818	$1,841,198

ALLOWANCE FOR LOAN AND LEASE LOSSES
Beginning balance	$24,350	$18,672	$18,672
Provision for loan and lease losses	3,591	9,288	4,403
Loans charged off	(2,207)	(4,234)	(2,069)
Loan recoveries	796	624	313
Net charge-offs	(1,411)	(3,610)	(1,756)
Ending balance	$26,530	$24,350	$21,319

Allowance for loan and lease losses to total loans and leases	1.40%	1.27%	1.16%
Annualized net charge-offs to average loans and leases	0.15%	0.20%	0.19%

As of June 30, 2010 the allowance was $26.5 million or 1.40% of total loans and leases outstanding. This represents an increase of 13 basis points from December 31, 2009 and an increase of 24 basis points from June 30, 2009. The increase in the allowance and the ratio of allowance to total loans and leases outstanding is primarily due to the increase in nonperforming loans, continued net charge-offs and internally criticized and classified loans as well as overall weakness in the economy. The provision for loan and lease losses was $1.4 million and $3.6 million for the three and six months ended June 30, 2010 compared to $2.4 million and $4.4 million for the three and six months ended June 30, 2009.

Net charge-offs for the three and six months ended June 30, 2010 were $244,000 and $1.4 million compared to $1.0 million and $1.8 million in the comparable year ago periods. Second quarter 2010 net charge-offs benefited from $560,000 in recoveries of loans previously charged off. Annualized net charge-offs for the first six months of 2010 represent 0.15% of average loans, down from 0.19% for the first six months of 2009, and is favorable to our peer group ratio of 1.56% at March 31, 2010. The peer data is from the Federal Reserve Board and represents banks or bank holding companies with assets between $3 billion and $10.0 billion. The peer ratio is as of March 31, 2010, the most recent data available from the Federal Reserve Board.

The allowance coverage of nonperforming loans (loans past due 90 days and accruing, nonaccrual loans, and restructured troubled debt) was 0.69 times at June 30, 2010, compared to 0.70 times at December 31, 2009, and 0.83 times at June 30, 2009. This is in line with our peer ratio of 0.75 times at March 31, 2010. Although nonperforming loans are up over prior year, the Company’s loss experience continues to be low compared to industry levels.

NONPERFORMING ASSETS
(in thousands)	06/30/2010	12/31/2009	06/30/2009
Nonaccrual loans and leases	$33,645	$31,289	$24,662
Loans past due 90 days and accruing	1,758	369	1,073
Troubled debt restructuring not included above	3,264	3,265	0
Total nonperforming loans	38,667	34,923	25,735
Other real estate, net of allowances	1,638	299	68
Total nonperforming assets	$40,305	$35,222	$25,803
Total nonperforming loans and leases as a percentage of total loans and leases	2.03%	1.82%	1.40%
Total nonperforming assets as a percentage of total assets	1.27%	1.12%	0.87%

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDR”) and foreclosed real estate. The level of nonperforming assets at June 30, 2010, and 2009, and December 31, 2009 is illustrated in the table above. Nonperforming assets of $40.3 million at June 30, 2010, were up from December 31, 2009 and June 30, 2009. In general, the increases in nonperforming assets are reflective of the weak economic conditions that have persisted over the past few years, which have pressured real estate values in some markets and stressed the financial conditions of various commercial and residential borrowers. Approximately $4.4 million of nonperforming loans at June 30, 2010, were secured by U.S. government guarantees, while $6.3 million were secured by one-to-four family residential properties.

Nonperforming Loans by Type
(in thousands)		% of		% of
	06/30/2010	Total Loans	12/31/2009	Total Loans

Residential real estate	$6,288	0.33%	$6,396	0.33%
Commercial real estate	23,368	1.23%	19,714	1.03%
Real estate construction	178	0.01%	964	0.05%
Commercial	8,577	0.45%	7,223	0.38%
Consumer and other	234	0.01%	598	0.03%
Leases	22	0.00%	28	0.00%

Total loans and leases, net of unearned income	$38,667	2.03%	$34,923	1.82%

Nonperforming assets represented 1.27% of total assets at June 30, 2010, compared to 1.12% at December 31, 2009, and 0.87% at June 30, 2009. Although higher than the same period prior year, the Company’s ratio of nonperforming assets to total assets of 1.27% continues to compare favorably to our peer group’s most recent ratio of 3.83% at March 31, 2010.

As of June 30, 2010, the Company’s recorded investment in loans and leases that are considered impaired totaled $31.2 million compared to $30.0 million at December 31, 2009, and $20.9 million at June 30, 2009. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and loans that are 90 days or more past due, and accruing and all loans restructured in a troubled debt restructuring. Losses on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs. At June 30, 2010, $12.6 million of impaired loans had specific reserve allocations of $1.7 million, and $18.7 million had no specific reserve allocation. Impaired loans with no specific reserve are due to sufficiency of collateral and/or charge-offs previously taken.

Potential problem loans and leases are loans and leases that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans and leases as nonperforming at some time in the future. Management considers loans and leases classified as Substandard that continue to accrue interest to be potential problem loans and leases. At June 30, 2010, the Company’s internal loan review function had identified 66 commercial relationships, totaling $81.9 million, which it classified as Substandard, which continue to accrue interest. As of December 31, 2009, the Company’s internal loan review function had classified 67 commercial relationships as Substandard totaling $83.9 million, which continued to accrue interest. Of the 66 commercial relationships at June 30, 2010, there are 17 relationships that equal or exceed $1.0 million, which in aggregate total $72.3 million. The Company has seen an increase in potential problem loans over the past few years as weak economic conditions have strained borrowers’ cash flows and collateral values. These loans remain in a performing status due to a variety of factors, including, but not limited to, payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans is not significant. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these loans, which are reviewed at least quarterly. Management cannot predict the extent to which continued weak economic conditions or other factors may further impact its borrowers.

Deposits and Other Liabilities
Total deposits of $2.5 billion at June 30, 2010 increased $20.4 million or 0.83% from December 31, 2009, due primarily to a $14.9 million increase in interest checking, savings and money market balances and a $12.3 million increase in noninterest bearing deposits offset by a $6.8 million decrease in time deposits. Growth in municipal deposits accounted for a majority of the increase in savings and money market balances from year end 2009. With interest rates on time deposits lower and more in line with money market rates, municipalities are placing tax deposits into interest checking and/or money market accounts. Municipal deposit balances are somewhat seasonal, increasing as tax deposits are collected and decreasing as these monies are used by the municipality. Total deposits were up $171.4 million or 7.5% over June 30, 2009. The increase was due to a $113.3 million increase in checking, savings and money market accounts of which $70.2 million was attributable to growth in municipal deposits and $37.4 million of growth in non-interest bearing deposits. Additionally, time deposits increased $20.6 million over June 30, 2009, mainly attributable to growth in time deposits of $100,000 or more.

The Company’s primary funding source is core deposits, defined as total deposits less time deposits of $100,000 or more, brokered time deposits, and municipal money market deposits. Core deposits increased $92.3 million or 5.4% over December 31, 2009 to $1.8 billion, and represented 73.9% of total deposits at June 30, 2010 compared to 70.7% of total deposits at December 31, 2009. Core deposits at June 30, 2010 were up $151.3 million or 9.1% over June 30, 2009, with growth mainly in money market deposits, interest checking deposits and noninterest bearing deposits.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $34.7 million at June 30, 2010, and $47.3 million at December 31, 2009. Management generally views local repurchase agreements as an alternative to large time deposits. The Company’s wholesale repurchase agreements are primarily with the FHLB and amounted to $140.6 million at June 30, 2010, comparable to December 31, 2009. Included in the $140.6 million of wholesale repurchase agreements at June 30, 2010, are $5.6 million of repurchase agreements with the FHLB where the Company elected to adopt the fair value option under FASB ASC Topic 825. The fair value of these borrowings increased by $128,000 (net mark-to-market pre-tax loss of $128,000) over the six months ended June 30, 2010.

The Company’s other borrowings totaled $189.6 million at June 30, 2010, down $19.4 million or 9.3% from $209.0 million at December 31, 2009. Borrowings at June 30, 2010 included $165.5 million in FHLB term advances, and a $23.6 million advance from a money center bank. Borrowings at year-end 2009 included $170.3 million in FHLB term advances, $13.5 million of overnight FHLB advances, and a $25.0 million advance from a money center bank. The decrease in borrowings reflects the pay down of FHLB borrowings as a result of deposit growth and soft loan demand. Of the $165.5 million in FHLB term advances at June 30, 2010, $130.0 million are due over one year. In 2007, the Company elected the fair value option under FASB ASC Topic 825 for a $10.0 million advance with the FHLB. The fair value of this advance increased by $490,000 (net mark-to-market loss of $490,000) over the six months ended June 30, 2010.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $100,000 or more, brokered time deposits, municipal money market deposits, securities sold under agreements to repurchase and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources decreased by $107.4 million or 9.6% from December 31, 2009 to $1.0 billion at June 30, 2010. Non-core funding sources, as a percentage of total liabilities, were 34.9% at June 30, 2010, compared to 38.4% at December 31, 2009. The decrease in non-core funding sources was mainly due to the decline of brokered time deposits, FHLB advances, and securities sold under agreements to repurchase, partially offset by an increase in time deposits of $100,000 or more. With the growth in core deposits and soft loan demand over the past several quarters, the Company has paid down non-core funding sources.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $701.3 million and $772.7 million at June 30, 2010 and December 31, 2009, respectively, were either pledged or sold under agreements to repurchase. Pledged securities represented 71.0% of total securities at June 30, 2010, compared to 83.9% of total securities at December 31, 2009.

Cash and cash equivalents totaled $64.6 million as of June 30, 2010, up from $45.5 million at December 31, 2009. Short-term investments, consisting of Federal funds sold and interest-bearing deposit balances of $15.1 million increased by $15.0 million above December 31, 2009 levels. The Company also has $26.9 million of securities designated as trading securities.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $501.5 million at June 30, 2010 compared with $477.7 million at December 31, 2009. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $711.7 million at June 30, 2010 as compared to $722.5 million at December 31, 2009. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At June 30, 2010, the unused borrowing capacity on established lines with the FHLB was $521.9 million. As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At June 30, 2010, total unencumbered residential mortgage loans of the Company were $109.3 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of May 31, 2010 a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 0.67%, while a 100 basis point parallel decline in interest rates over a one-year period would result in a decrease in one-year net interest income from the base case of 0.41%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

In our most recent simulation, the base case scenario, which assumes interest rates remain unchanged from the date of the simulation, showed a slight decline in net interest margin over the next twelve months. As funding costs begin to stabilize, assets continue to reprice and/or are replaced at lower yields pressuring net interest income downward for the remainder of the simulation.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of June 30, 2010. The Company’s one-year net interest rate gap was a negative $82.0 million or 2.59% of total assets at June 30, 2010, compared with a negative $113.3 million or 3.59% of total assets at December 31, 2009. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap – June 30, 2010		Repricing Interval
(in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets1	$2,910,607	$736,416	$184,818	$363,735	$1,284,969
Interest-bearing liabilities	2,375,943	955,856	180,839	230,286	1,366,981
Net gap position		(219,440)	3,979	133,449	(82,012)
Net gap position as a percentage of total assets		(6.94%)	0.13%	4.22%	(2.59%)

1 Balances of available securities are shown at amortized cost

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2010. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report on Form 10-Q the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

April 1, 2010 through April 30, 2010	0	$0	0	143,500

May 1, 2010 through May 31, 2010	417	42.68	0	143,500

June 1, 2010 through June 30, 2010	0	0	0	143,500

Total	417	$42.68	0	143,500

On July 22, 2008, the Company’s Board of Directors approved a stock repurchase plan (the “2008 Plan”). The 2008 Plan authorizes the repurchase of up to 150,000 shares of the Company’s outstanding common stock over a two-year period. The Company did not purchase any shares under the 2008 Plan during the second quarter of 2010.

Included in the table above are 417 shares purchased in May 2010, at an average cost of $42.68 by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, and were part of the director deferred compensation under that plan. Shares purchased under the rabbi trust are not part of the 2008 Plan.

Recent Sales of Unregistered Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

10.1*
Summary of Compensation Arrangements for Named Executive Officers of Tompkins Financial Corporation, incorporated herewith by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 23, 2010

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350 (filed herewith)

32.2	Certification of Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350 (filed herewith)

*	Denotes management contracts and compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 09, 2010

TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine
Stephen S. Romaine
President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Pages
10.1*
Summary of Compensation Arrangements for named Executive Officers of Tompkins Financial Corporation, incorporated herewith by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 23, 2010.

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350

*	Denotes Management contract and compensatory plans or arrangements.