Form 10-Q
period 2010-09-30
TOMPKINS FINANCIAL CORP
filed 2010-11-09
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☒.

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date:

Class	Outstanding as of November 09, 2010
Common Stock, $0.10 par value	10,882,620 shares

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data) (Unaudited)	As of	As of
	09/30/2010	12/31/2009
ASSETS
Cash and noninterest bearing balances due from banks	$59,859	$43,686
Interest bearing balances due from banks	21,138	1,676
Federal funds sold	27,000	0
Money market funds	100	100
Cash and Cash Equivalents	108,097	45,462

Trading securities, at fair value	24,377	31,718
Available-for-sale securities, at fair value	985,569	928,770
Held-to-maturity securities, fair value of $44,696 at September 30, 2010, and $46,340 at December 31, 2009	43,092	44,825
Loans and leases, net of unearned income and deferred costs and fees	1,914,064	1,914,818
Less: Allowance for loan and lease losses	28,684	24,350
Net Loans and Leases	1,885,380	1,890,468

FHLB and FRB stock	19,330	20,041
Bank premises and equipment, net	46,261	46,650
Corporate owned life insurance	37,041	35,953
Goodwill	41,589	41,589
Other intangible assets, net	4,316	4,864
Accrued interest and other assets	52,059	62,920
Total Assets	$3,247,111	$3,153,260

LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	1,256,812	1,183,145
Time	771,038	794,738
Noninterest bearing	500,678	461,981
Total Deposits	2,528,528	2,439,864

Federal funds purchased and securities sold under agreements to repurchase, including certain amounts at fair value of $0 at September 30, 2010, and $5,500 at December 31, 2009	191,596	192,784
Other borrowings, including certain amounts at fair value of $12,129 at September 30, 2010 and $11,335 at December 31, 2009	182,779	208,965

Trust preferred debentures	25,059	25,056
Other liabilities	42,654	41,583
Total Liabilities	$2,970,616	$2,908,252

EQUITY
Tompkins Financial Corporation shareholders’ equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued and outstanding: 10,914,723 at September 30, 2010; and 9,785,265 at December 31, 2009	1,091	978
Additional paid-in capital	196,898	155,589
Retained earnings	71,254	92,402
Accumulated other comprehensive income (loss)	8,075	(3,087)
Treasury stock, at cost – 90,419 shares at September 30, 2010, and 81,723 shares at December 31, 2009	(2,373)	(2,326)

Total Tompkins Financial Corporation Shareholders’ Equity	274,945	243,556
Noncontrolling interests	1,550	1,452
Total Equity	$276,495	$245,008
Total Liabilities and Equity	$3,247,111	$3,153,260

See accompanying notes to unaudited condensed consolidated financial statements.

TOMPKINS FINANCIAL CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)	Three Months Ended		Nine Months Ended
(Unaudited)	09/30/2010	09/30/2009	09/30/2010	09/30/2009
INTEREST AND DIVIDEND INCOME
Loans	$26,675	$26,916	$80,044	$80,092
Due from banks	5	3	27	15
Federal funds sold	5	2	14	10
Money market funds	0	7	0	35
Trading securities	255	342	843	1,049
Available-for-sale securities	8,215	8,849	26,009	26,683
Held-to-maturity securities	359	411	1,160	1,397
FHLB and FRB stock	230	28	731	86
Total Interest and Dividend Income	35,744	36,558	108,828	109,367
INTEREST EXPENSE
Time certificates of deposits of $100,000 or more	1,035	1,352	3,360	4,157
Other deposits	3,178	4,468	10,506	14,427
Federal funds purchased and repurchase agreements	1,336	1,560	4,069	4,690
Trust preferred securities	407	347	1,210	725
Other borrowings	1,924	2,051	5,770	6,229
Total Interest Expense	7,880	9,778	24,915	30,228
Net Interest Income	27,864	26,780	83,913	79,139
Less: Provision for loan/lease losses	3,483	2,127	7,074	6,530
Net Interest Income After Provision for Loan/Lease Losses	24,381	24,653	76,839	72,609
NONINTEREST INCOME
Investment services income	3,423	3,287	10,764	9,826
Insurance commissions and fees	3,365	3,198	9,722	9,438
Service charges on deposit accounts	2,115	2,371	6,602	6,861
Card services income	1,105	960	3,147	2,684
Mark-to-market gain on trading securities	177	256	558	354
Mark-to-market (loss) gain on liabilities held at fair value	(323)	73	(940)	761
Other income	1,401	1,497	3,887	4,163
Net other-than-temporary impairment losses1	(34)	(146)	(34)	(146)
Net (loss) gain on security transactions	(2)	104	173	130
Total Noninterest Income	11,227	11,600	33,879	34,071
NONINTEREST EXPENSES
Salaries and wages	10,611	10,265	31,618	29,862
Pension and other employee benefits	3,616	3,340	10,970	10,086
Net occupancy expense of premises	1,820	1,680	5,427	5,467
Furniture and fixture expense	986	1,117	3,312	3,361
FDIC insurance	978	810	2,747	3,328
Amortization of intangible assets	186	218	586	702
Other operating expense	6,655	6,293	19,202	18,881
Total Noninterest Expenses	24,852	23,723	73,862	71,687
Income Before Income Tax Expense	10,756	12,530	36,856	34,993
Income Tax Expense	3,233	4,037	11,818	11,279
Net Income attributable to Noncontrolling Interests and Tompkins Financial Corporation	7,523	8,493	25,038	23,714
Less: Net income attributable to noncontrolling interests	33	33	98	98
Net Income Attributable to Tompkins Financial Corporation	$7,490	$8,460	$24,940	$23,616
Basic Earnings Per Share	$0.69	$0.79	$2.31	$2.21
Diluted Earnings Per Share	$0.69	$0.79	$2.30	$2.19

Per share data has been retroactively adjusted to reflect 10% stock dividend paid on Feburary 15, 2010

(1) During the three and nine months ended September 30, 2010, net other-than-temporary impairment (“OTTI”) on securities available-for-sale totaling $385,000 in unrealized gains, and $872,000 in unrealized gains, respectively, were recognized, which included $351,000 and $838,000, respectively, in unrealized gains, recognized in accumulated other comprehensive income (“AOCI”), net of tax and $34,000 of OTTI losses recognized in earnings. During the three and nine months ended September 30, 2009, $2.0 million of gross OTTI losses on available-for-sale securities were recognized, of which $1.9 million were recognized in AOCI, net of tax, and $146,000 of OTTI losses were recognized in earnings.

 See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	09/30/2010	09/30/2009
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$24,940	$23,616
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	7,074	6,530
Depreciation and amortization of premises, equipment, and software	3,484	3,576
Amortization of intangible assets	586	702
Earnings from corporate owned life insurance	(1,025)	(774)
Net amortization on securities	2,946	1,281
Other-than-temporary impairment loss	34	146
Mark-to-market gain on trading securities	(558)	(354)
Mark-to-market loss (gain) on liabilities held at fair value	940	(761)
Net gain on securities transactions	(173)	(130)
Net gain on sale of loans	(685)	(1,155)
Proceeds from sale of loans	31,501	81,144
Loans originated for sale	(30,376)	(80,521)
Net (gain) loss on sale of bank premises and equipment	(39)	2
Stock-based compensation expense	850	628
Decrease in accrued interest receivable	940	856
Decrease in accrued interest payable	(608)	(897)
Payments/maturities from trading securities	7,767	4,885
Other, net	7,242	(1,748)
Net Cash Provided by Operating Activities	54,840	37,026
INVESTING ACTIVITIES
Proceeds from maturities of available-for-sale securities	273,384	215,807
Proceeds from sales of available-for-sale securities	13,959	12,491
Proceeds from maturities of held-to-maturity securities	15,496	19,964
Proceeds from sale of held-to-maturity securities	382	0
Purchases of available-for-sale securities	(329,699)	(311,966)
Purchases of held-to-maturity securities	(14,169)	(8,359)
Net increase in loans	(2,426)	(66,660)
Net decrease in FHLB and FRB stock	711	3,544
Proceeds from sale of bank premises and equipment	48	38
Purchases of bank premises and equipment	(2,652)	(3,369)
Other, net	(2,026)	(1,132)
Net Cash Used in Investing Activities	(46,992)	(139,642)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	112,364	169,317
Net (decrease) increase in time deposits	(23,700)	94,107
Net decrease in securities sold under agreements to repurchase and Federal funds purchased	(1,334)	(3,961)
Proceeds received from other borrowings	0	5,000
Repayment of other borrowings	(26,980)	(84,479)
Proceeds from issuance of trust preferred debentures, net of issuance costs	0	19,031
Cash dividends	(10,682)	(9,902)
Cash paid in lieu of fractional shares - 10% stock dividend	(7)	0
Shares issued for dividend reinvestment plan	2,088	0
Shares issued for employee stock ownership plan	1,278	0
Common stock repurchased and returned to unissued status	0	(178)
Net proceeds from exercise of stock options	1,548	931
Tax benefit from stock option exercises	212	150
Net Cash Provided by Financing Activities	54,787	190,016
Net Increase in Cash and Cash Equivalents	62,635	87,400
Cash and cash equivalents at beginning of period	45,462	52,349
Total Cash & Cash Equivalents at End of Period	108,097	139,749
Supplemental Information:
Cash paid during the year for - Interest	$25,523	$31,125
Cash paid during the year for - Taxes	15,078	13,231
Transfer of loans to other real estate owned	1,845	440

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
 (In thousands, except share data) (Unaudited)

				Accumulated
		Additional		Other		Non-
	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
	Stock	Capital	Earnings	Income (Loss)	Stock	Interests	Total
Balances at January 1, 2009	$973	$152,842	$73,779	$(7,602)	$(2,083)	$1,452	$219,361
Comprehensive Income:
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			23,616			98	23,714
Other comprehensive income				6,943			6,943
Total Comprehensive Income							30,657
Cash dividends ($0.93 per share)			(9,902)				(9,902)
Exercise of stock options and related tax benefit (30,062 shares, net)	4	1,077					1,081
Common stock repurchased and returned to unissued status (5,000 shares)	(1)	(177)					(178)
Directors deferred compensation plan (2,429 shares, net)		142			(142)		—
Stock-based compensation expense		628					628
Balances at September 30, 2009	$976	$154,512	$87,493	$(659)	$(2,225)	$1,550	$241,647
Balances at January 1, 2010	$978	$155,589	$92,402	$(3,087)	$(2,326)	$1,452	$245,008
Comprehensive Income:
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			24,940			98	25,038
Other comprehensive income				11,162			11,162
Total Comprehensive Income							36,200
Cash dividends ($0.99 per share)			(10,682)				(10,682)
Effect of 10% stock dividend (988,664 shares)1	98	35,301	(35,399)				0
Cash paid in lieu of fractional shares			(7)				(7)
Exercise of stock options and related tax benefit (62,638 shares, net)	6	1,754					1,760
Directors deferred compensation plan (812 shares, net)		47			(47)		0
Shares issued for dividend reinvestment plan (51,734 shares)	5	2,083					2,088
Shares issued for employee stock ownership plan (34,436 shares)	4	1,274					1,278
Forfeiture of restricted stock ((330) shares)
Net shares issued related to restricted stock awards (200)
Stock-based compensation expense		850					850
Balances at September 30, 2010	$1,091	$196,898	$71,254	$8,075	$(2,373)	$1,550	$276,495

1Cash dividends per share have been retroactively adjusted to reflect 10% stock dividend paid on February 15, 2010. Included in the shares issued for the 10% stock dividend in 2010 were treasury shares of 3,264, and director deferred compensation plan shares of 4,620.

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

ASU No. 2010-11, “Derivatives and Hedging (Topic 815) - Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 were effective for the Company on July 1, 2010 and did not have a significant impact on the Company’s financial statements.

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

4. Securities

Available-for-Sale Securities

 The following table summarizes available-for-sale securities held by the Company at September 30, 2010:

	Available-for-Sale Securities
September 30, 2010	Amortized Cost1	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
U.S. Treasury securities	$1,973	$107	$0	$2,080
Obligations of U.S. Government sponsored entities	355,421	12,714	0	368,135
Obligations of U.S. states and political subdivisions	62,623	3,471	2	66,092
Mortgage-backed securities – residential, issued by
U.S. Government agencies	146,527	4,630	51	151,106
U.S. Government sponsored entities	365,350	16,815	60	382,105
Non-U.S. Government agencies or sponsored entities	10,474	10	844	9,640
U.S. corporate debt securities	5,026	221	0	5,247
Total debt securities	947,394	37,968	957	984,405
Equity securities	1,164	0	0	1,164
Total available-for-sale securities	$948,558	$37,968	$957	$985,569

1 Net of other-than-temporary impairment losses recognized in earnings.

The following table summarizes available-for-sale securities held by the Company at December 31, 2009:

	Available-for-Sale Securities
December 31, 2009	Amortized Cost1	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
U.S. Treasury securities	$1,991	$88	$0	$2,079
Obligations of U.S. Government sponsored entities	377,920	3,369	2,274	379,015
Obligations of U.S. states and political subdivisions	61,176	2,537	18	63,695
Mortgage-backed securities – residential, issued by
U.S. Government agencies	75,714	2,380	39	78,055
U.S. Government sponsored entities	373,307	15,831	278	388,860
Non-U.S. Government agencies or sponsored entities	12,656	0	1,890	10,766
U.S. corporate debt securities	5,032	104	0	5,136
Total debt securities	907,796	24,309	4,499	927,606
Equity securities	1,164	0	0	1,164
Total available-for-sale securities	$908,960	$24,309	$4,499	$928,770

1 Net of other-than-temporary impairment losses recognized in earnings.

Held-to-Maturity Securities

The following table summarizes held-to-maturity securities held by the Company at September 30, 2010:

September 30, 2010	Held-to-Maturity Securities
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. states and political subdivisions	$43,092	$1,607	$3	$44,696
Total held-to-maturity debt securities	$43,092	$1,607	$3	$44,696

The following table summarizes held-to-maturity securities held by the Company at December 31, 2009:

December 31, 2009	Held-to-Maturity Securities
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. states and political subdivisions	$44,825	$1,570	$55	$46,340
Total held-to-maturity debt securities	$44,825	$1,570	$55	$46,340

Realized gains on available-for-sale securities were $1,000 for the three months ended September 30, 2010, and $104,000 for the three months ended September 30, 2009; realized losses on available-for-sale securities were $1,000 in the third quarter of 2010 and $0 in the third quarter of 2009.

Realized gains on available-for-sale securities were $176,000 in the first nine months of 2010, and $130,000 in the first nine months of 2009; realized losses on available-for-sale securities were $1,000 in the first nine months of 2010 and $0 in the first nine months of 2009.

Realized losses on held-to-maturity securities were $2,000 in the third quarter of 2010 and the first nine months of 2010. The Company sold $382,000 of municipal securities that were downgraded by a rating agency. There were no sales of held-to-maturity securities in 2009.

The following table summarizes available-for-sale securities that had unrealized losses at September 30, 2010:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. states and political subdivisions	306	2	0	0	306	2

Mortgage-backed securities – residential, issued by
U.S. Government agencies	8,016	51	0	0	8,016	51
U.S. Government sponsored entities	25,853	54	3,282	6	29,135	60
Non-U.S. Government agencies or sponsored entities	1,397	0	8,417	844	9,814	844
Total available-for-sale securities	$35,572	$107	$11,699	$850	$47,271	$957

The following table summarizes held-to-maturity securities that had unrealized losses at September 30, 2010:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. states and political subdivisions	$142	$3	$15	$0	$157	$3

Total held-to-maturity securities	$142	$3	$15	$0	$157	$3

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2009:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$188,529	$2,274	$0	$0	$188,529	$2,274
Obligations of U.S. states and political subdivisions	1,679	18	0	0	1,679	18

Mortgage-backed securities – residential, issued by
U.S. Government agencies	11,696	39	0	0	11,696	39
U.S. Government sponsored entities	21,593	235	8,126	43	29,719	278
Non-U.S. Government agencies or sponsored entities	2,690	338	8,076	1,552	10,766	1,890
Total available-for-sale securities	$226,187	$2,904	$16,202	$1,595	$242,389	$4,499

The following table summarizes held-to-maturity securities that had unrealized losses at December 31, 2009:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. states and political subdivisons	$1,099	$45	$320	$10	$1,419	$55

Total held-to-maturity securities	$1,099	$45	$320	$10	$1,419	$55

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

The Company does not intend to sell the securities that are in an unrealized loss position and it is not more-likely-than not that the Company will be required to sell these available for sale investment securities, before recovery of their amortized cost basis, which may be at maturity. Accordingly, as of September 30, 2010, and December 31, 2009, management believes the unrealized losses detailed in the tables above are not other-than-temporary.

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

-	The length of time and the extent to which the fair value has been less than the amortized cost basis;

-	The level of credit enhancement provided by the structure which includes, but is not limited to, credit subordination positions, excess spreads, overcollateralization, and protective triggers;

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

As of September 30, 2010, the Company held five mortgage backed securities, with a fair value of $9.7 million, that were not issued by U.S. Government agencies or U.S. Government sponsored entities. During the third quarter of 2009, the Company determined that three of these non-U.S. Government mortgage backed securities were other-than-temporarily impaired based on an analysis of the above factors for these three securities. As a result, the Company recorded other-than-temporary impairment charges of $2.0 million in the third quarter of 2009 on these investments. The credit loss component of $146,000 was recorded as other-than-temporary impairment losses in the consolidated statement of income, while the remaining non-credit portion of the impairment loss was recognized in other comprehensive income (loss) in the consolidated statements of condition and changes in shareholders’ equity. The Company reviewed these five securities in the third quarter of 2010 and determined that an additional credit loss component of other-than-temporary charge of $34,000 related to the three non-U.S. Government mortgage backed securities was necessary. As of September 30, 2010, the amount by which the carrying value of the three securities exceeded their fair value was $795,000. A continuation or worsening of current economic conditions may result in additional credit loss component of other-than-temporary impairment losses related to these investments.

The following table summarizes the roll-forward of credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment is recognized in other comprehensive income:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Credit losses at beginning of the period	$146	$0	146	$0
Credit losses related to securities for which an other-than-temporary impairment was not previously recognized	—	146	—	146
Credit losses related to securities for which an other-than-temporary impairment was previously recognized	34	0	34	0
Ending balance of credit losses on debt securities held for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$180	$146	180	$146

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

September 30, 2010
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$7,073	$7,171
Due after one year through five years	212,023	218,561
Due after five years through ten years	196,186	205,576
Due after ten years	9,761	10,246
Total	425,043	441,554
Mortgage-backed securities	522,351	542,851
Total available-for-sale debt securities	$947,394	$984,405

December 31, 2009
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$11,084	$11,231
Due after one year through five years	128,493	130,008
Due after five years through ten years	296,734	298,694
Due after ten years	9,808	9,992
Total	446,119	449,925
Mortgage-backed securities	461,677	477,681
Total available-for-sale debt securities	$907,796	$927,606

September 30, 2010
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$21,626	$21,772
Due after one year through five years	15,568	16,521
Due after five years through ten years	4,648	5,077
Due after ten years	1,250	1,326
Total held-to-maturity debt securities	$43,092	$44,696

December 31, 2009
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$17,017	$17,153
Due after one year through five years	19,200	20,185
Due after five years through ten years	7,131	7,511
Due after ten years	1,477	1,491
Total held-to-maturity debt securities	$44,825	$46,340

Trading Securities
The following summarizes trading securities, at estimated fair value, as of:

(in thousands)	September 30, 2010	December 31, 2009

Obligations of U.S. Government sponsored entities	$13,641	$17,986
Mortgage-backed securities – residential
U.S. Government sponsored entities	10,736	13,732
Total	$24,377	$31,718

The net gain on trading account securities, which reflects mark-to-market adjustments, totaled $177,000 and $558,000 during the three and nine months ended September 30, 2010, and $256,000 and $354,000 during the three and nine months ended September 30 2009.

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock and non-marketable Federal Reserve Bank (“FRB”) stock, both of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLBNY stock is tied to the Company’s borrowing levels with the FHLBNY. Holdings of FHBLNY stock and FRB stock totaled $17.2 million and $2.1 million at September 30, 2010, respectively, and $18.1 million and $1.9 million at December 31, 2009, respectively. The FHLBNY continues to pay dividends and repurchase its stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY stock.

5. Earnings Per Share

The Company follows the provisions of FASB ASC Topic 260, Earnings Per Share (“EPS”). A computation of Basic EPS and Diluted EPS for the three and nine months ending September 30, 2010, and 2009 is presented in the table below.

Three months ended September 30, 2010
(in thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS:
Net income attributable to Tompkins Financial Corporation	$7,490	10,845,106	$0.69

Effect of potentially dilutive common shares:		48,536

Diluted EPS:

Net income attributable to Tompkins Financial Corporation plus assumed conversions	$7,490	10,893,642	$0.69

The effect of dilutive securities calculation for the three-month period ended September 30, 2010, excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 690,249 shares of common stock because they are anti-dilutive.

Three months ended September 30, 2009
(in thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS:
Net income attributable to Tompkins Financial Corporation	$8,460	10,693,698	$0.79

Effect of potentially dilutive common shares:		69,676

Diluted EPS:

Net income attributable to Tompkins Financial Corporation plus assumed conversions	$8,460	10,763,374	$0.79

The effect of dilutive securities calculation for the three-month period ended September 30, 2009, excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 816,023 shares of common stock because they are anti-dilutive.

Nine months ended September 30, 2010
(in thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS:
Net income attributable to Tompkins Financial Corporation	$24,940	10,791,714	$2.31

Effect of potentially dilutive common shares:		53,166

Diluted EPS:

Net income attributable to Tompkins Financial Corporation plus assumed conversions	$24,940	10,844,880	$2.30

The effect of dilutive securities calculation for the nine-month period ended September 30, 2010, excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 706,348 shares of common stock because they are anti-dilutive.

Nine months ended September 30, 2009
(in thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS:
Net income attributable to Tompkins Financial Corporation	$23,616	10,681,784	$2.21

Effect of potentially dilutive common shares:		79,654

Diluted EPS:

Net income attributable to Tompkins Financial Corporation plus assumed conversions	$23,616	10,761,438	$2.19

The effect of dilutive securities calculation for the nine-month period ended September 30, 2009, excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 595,682 shares of common stock because they are anti-dilutive.

6. Comprehensive Income
	Three Months Ended		Nine Months Ended
(in thousands)	09/30/2010	09/30/2009	09/30/2010	09/30/2009
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$7,523	$8,493	$25,038	$23,714

Other comprehensive income, net of tax:

Unrealized gain on available-for-sale securities:
Net unrealized holding gain on available-for-sale securities arising during the period.	1,618	7,791	9,923	7,391
Memo: Pre-tax net unrealized holding gain	2,697	12,985	16,536	12,318

Reclassification adjustment for net realized (gain) loss on sale included in of available-for-sale securities	1	(62)	(104)	(78)
Memo: Pre-tax net realized (gain) loss	2	(104)	(173)	(130)

Other-than-temporary impairment on available-for-sale securities 1	211	(1,122)	503	(1,122)
Memo: Pre-tax unrealized loss	351	(1,870)	838	(1,870)

Employee benefit plans:
Amortization of actuarial losses, prior service cost, and transition obligation	280	251	840	752
Memo: Pre-tax amounts	467	418	1,400	1,253

Other comprehensive income	2,110	6,858	11,162	6,943

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	9,633	15,351	36,200	30,657
Less: Other comprehensive income attributable to noncontrolling interests	(33)	(33)	(98)	(98)
Total comprehensive income attributable to Tompkins Financial Corporation	$9,600	$15,318	$36,102	$30,559

(1) During the three and nine months ended September 30, 2010, net other-than-temporary impairment (“OTTI”) on securities available-for-sale totaling $385,000 in unrealized gains, and $872,000 in unrealized gains, respectively, were recognized, which included $351,000 and $838,000, respectively, in unrealized gains, recognized in accumulated other comprehensive income (“AOCI”), net of tax and $34,000 of OTTI losses recognized in earnings. During the three and nine months ended September 30, 2009, $2.0 million of gross OTTI losses on available-for-sale securities were recognized, of which $1.9 million were recognized in AOCI, net of tax, and $146,000 of OTTI losses were recognized in earnings.

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

Components of Net Period Benefit Cost

	Pension Benefits		Life and Health		SERP Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
(in thousands)	09/30/2010	09/30/2009	09/30/2010	09/30/2009	09/30/2010	09/30/2009
Service cost	$538	$544	$23	$24	$46	$41
Interest cost	646	603	96	93	147	140
Expected return on plan assets for the period	(675)	(659)	0	0	0	0
Amortization of transition liability	0	0	17	17	0	0
Amortization of prior service cost	(29)	(26)	4	4	25	25
Amortization of net loss	463	375	0	0	26	22
FAS 88 curtailment gain	(39)	0	0	0	0	0
Net periodic benefit cost	$904	$837	$140	$138	$244	$228

	Pension Benefits		Life and Health		SERP Benefits
	Nine Months Ended		Nine Months Ended		Nine Months Ended
(in thousands)	09/30/2010	09/30/2009	09/30/2010	09/30/2009	09/30/2010	09/30/2009
Service cost	$1,614	$1,633	$70	$73	$139	$123
Interest cost	1,938	1,808	288	279	441	420
Expected return on plan assets for the period	(2,025)	(1,978)	0	0	0	0
Amortization of transition liability	0	0	50	50	0	0
Amortization of prior service cost	(88)	(78)	12	12	76	75
Amortization of net loss	1,389	1,126	0	0	77	68
FAS 88 curtailment gain	(116)	0	0	0	0	0
Net periodic benefit cost	$2,712	$2,511	$420	$414	$733	$686

The Company realized approximately $840,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive income, for the nine months ended September 30, 2010.

As discussed in its 2009 Annual Report on Form 10-K, the Company is not required to contribute to the pension plan in 2010, but it may make voluntary contributions. The Company did not contribute to the pension plan in the first nine months of 2010.

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

	Three Months Ended		Nine Months Ended
(in thousands)	09/30/2010	09/30/2009	09/30/2010	09/30/2009
Noninterest Income
Other service charges	$546	$605	$1,627	$1,398
Increase in cash surrender value of corporate owned life insurance	314	348	1,025	774
Net gain on sale of loans	346	188	685	1,155
Other income	195	356	550	836
Total other income	$1,401	$1,497	$3,887	$4,163
Noninterest Expenses
Marketing expense	$936	$952	$2,955	$2,774
Professional fees	835	800	2,628	2,402
Software licensing and maintenance	875	753	2,693	2,299
Cardholder expense	472	382	1,345	1,122
Other miscellaneous expenses	3,537	3,406	9,581	10,284
Total other operating expense	$6,655	$6,293	$19,202	$18,881

9. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of September 30, 2010, the Company’s maximum potential obligation under standby letters of credit was $61.8 million compared to $50.5 million at December 31, 2009. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

As of and for the three months ended September 30, 2010
(in thousands)	Banking	Financial Services	Intercompany	Consolidated
Interest income	$35,662	$81	$1	$35,744
Interest expense	7,879	0	1	7,880
Net interest income	27,783	81	0	27,864
Provision for loan and lease losses	3,483	0	0	3,483
Noninterest income	4,458	6,774	(5)	11,227
Noninterest expense	19,471	5,386	(5)	24,852
Income before income tax expense	9,287	1,469	0	10,756
Income tax expense	2,699	534	0	3,233
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	6,588	935	0	7,523
Less: Net income attributable to noncontrolling interests	33	0	0	33
Net Income attributable to Tompkins Financial Corporation	$6,555	$935	$0	$7,490

Depreciation and amortization	$1,063	$68	$0	$1,131
Assets	3,223,266	28,239	(4,394)	3,247,111
Goodwill	23,600	17,989	0	41,589
Other intangibles, net	2,939	1,377	0	4,316
Net loans and leases	1,885,380	0	0	1,885,380
Deposits	2,532,526	0	(3,998)	2,528,528
Total equity	254,750	21,745	0	276,495

As of and for the three months ended September 30, 2009
(in thousands)	Banking	Financial Services	Intercompany	Consolidated
Interest income	$36,504	$62	$(8)	$36,558
Interest expense	9,785	1	(8)	9,778
Net interest income	26,719	61	0	26,780
Provision for loan and lease losses	2,127	0	0	2,127
Noninterest income	5,334	6,474	(208)	11,600
Noninterest expense	18,818	5,113	(208)	23,723
Income before income tax expense	11,108	1,422	0	12,530
Income tax expense	3,508	529	0	4,037
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	7,600	893	0	8,493
Less: Net income attributable to noncontrolling interests	33	0	0	33
Net Income attributable to Tompkins Financial Corporation	$7,567	$893	$0	$8,460

Depreciation and amortization	$1,027	$138	$0	$1,165
Assets	3,063,338	29,579	(4,878)	3,088,039
Goodwill	23,600	17,929	0	41,529
Other intangibles, net	3,385	1,678	0	5,063
Net loans and leases	1,859,521	0	0	1,859,521
Deposits	2,401,910	0	(4,479)	2,397,431
Total equity	217,996	23,651	0	241,647

For the nine months ended September 30, 2010
(in thousands)	Banking	Financial Services	Intercompany	Consolidated
Interest income	$108,596	$241	$(9)	$108,828
Interest expense	24,922	2	(9)	24,915
Net interest income	83,674	239	0	83,913
Provision for loan and lease losses	7,074	0	0	7,074
Noninterest income	13,924	20,439	(484)	33,879
Noninterest expense	57,881	16,465	(484)	73,862
Income before income tax expense	32,643	4,213	0	36,856
Income tax expense	10,264	1,554	0	11,818
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	22,379	2,659	0	25,038
Less: Net income attributable to noncontrolling interests	98	0	0	98
Net Income attributable to Tompkins Financial Corporation	$22,281	$2,659	$0	$24,940

Depreciation and amortization	$3,277	$207	$0	$3,484

For the nine months ended September 30, 2009
(in thousands)	Banking	Financial Services	Intercompany	Consolidated
Interest income	$109,200	$189	$(22)	$109,367
Interest expense	30,247	3	(22)	30,228
Net interest income	78,953	186	0	79,139
Provision for loan and lease losses	6,530	0	0	6,530
Noninterest income	15,332	19,235	(496)	34,071
Noninterest expense	56,873	15,310	(496)	71,687
Income before income tax expense	30,882	4,111	0	34,993
Income tax expense	9,795	1,484	0	11,279
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	21,087	2,627	0	23,714
Less: Net income attributable to noncontrolling interests	98	0	0	98
Net Income attributable to Tompkins Financial Corporation	$20,989	$2,627	$0	$23,616

Depreciation and amortization	$3,180	$396	$0	$3,576

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2010, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
September 30, 2010
	Fair Value
(in thousands)	09/30/2010	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$13,641	$13,641	$0	$0
Mortgage-backed securities – residential
U.S. Government sponsored entities	10,736	10,736	0	0
Available-for-sale securities
U.S. Treasury securities	2,080	2,080	0	0
Obligations of U.S. Government sponsored entities	368,135	0	368,135	0
Obligations of U.S. states and political subdivisions	66,092	0	66,092	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	151,106	0	151,106	0
U.S. Government sponsored entities	382,105	0	382,105	0
Non-U.S. Government agencies or sponsored entities	9,640	0	9,640	0
U.S. corporate debt securities	5,247	0	5,247	0
Equity securities	1,164	0	0	1,164

Borrowings
Other borrowings	12,129	0	12,129	0

Recurring Fair Value Measurements
December 31, 2009
	Fair Value
(in thousands)	12/31/2009	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$17,986	$17,986	$0	$0
Mortgage-backed securities – residential
U.S. Government sponsored entities	13,732	13,732	0	0
Available-for-sale securities
U.S. Treasury securities	2,079	2,079	0	0
Obligations of U.S. Government sponsored entities	379,015	0	379,015	0
Obligations of U.S. states and political subdivisions	63,695	0	63,695	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	78,055	0	78,055	0
U.S. Government sponsored entities	388,860	0	388,860	0
Non-U.S. Government agencies or sponsored entities	10,766	0	10,766	0
U.S. corporate debt securities	5,136	0	5,136	0
Equity securities	1,164	0	0	1,164

Borrowings
Securities sold under agreement to repurchase	5,500	0	5,500	0
Other borrowings	11,335	0	11,335	0

There were no significant transfers between Levels 1 and 2 for the three and nine months ended September 30, 2010.

There was no change in the fair value of the $1.2 million of available-for-sale securities valued using significant unobservable inputs (Level 3), between January 1, 2010 and September 30, 2010.

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

Fair values of borrowings are estimated using Level 2 inputs based upon observable market data. The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLBNY advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLBNY. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party. The Company’s potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLBNY borrowings at September 30, 2010.

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent impaired loans, and other real estate owned. During the third quarter of 2010, certain collateral dependent impaired loans and other real estate owned were remeasured and reported at fair value through a specific valuation allowance for loan and lease losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based upon observable market data.

Non-Recurring Fair Value Measurements
September 30, 2010
	Fair Value
(In thousands)	09/30/2010	(Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans	$17,798	$0	$17,798	$0
Other real estate owned	1,059	0	1,059	0

Non-Recurring Fair Value Measurements
December 31, 2009
	Fair Value
(in thousands)	12/31/2009	(Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans	$13,123	$0	$13,123	$0
Other real estate owned	299	0	299	0

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

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

Estimated Fair Value of Financial Instruments

	September 30, 2010		December 31, 2009
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:

Cash and cash equivalents	$108,097	$108,097	$45,462	$45,462
Securities – trading	24,377	24,377	31,718	31,718
Securities – available-for-sale	985,569	985,569	928,770	928,770
Securities – held-to-maturity	43,092	44,696	44,825	46,340
Loans and leases, net 1	1,885,380	1,924,918	1,890,468	1,904,400
FHLB and FRB stock	19,330	19,330	20,041	20,041
Accrued interest receivable	12,534	12,534	13,474	13,474

Financial Liabilities:
Time deposits	$771,038	$776,963	$794,738	$799,830
Other deposits	1,757,490	1,757,490	1,645,126	1,645,126
Securities sold under agreements to repurchase	191,596	204,408	187,284	198,781
Securities sold under agreements to repurchase (valued at fair value)	0	0	5,500	5,500
Other borrowings	170,650	187,589	197,630	208,118
Other borrowings (valued at fair value)	12,129	12,129	11,335	11,335
Trust preferred debentures	25,059	26,107	25,056	25,777
Accrued interest payable	1,853	1,853	2,461	2,461

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

FHLB AND FRB STOCK: The carrying amount of FHLBNY and FRB stock approximates fair value. If the stock is redeemed, the Company will receive an amount equal to the par value of the stock. For miscellaneous equity securities, carrying value is cost.

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

Banking services consist primarily of attracting deposits from the areas served by the Company’s 45 banking offices and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans (including commercial loans collateralized by real estate), and leases. The Company’s lending function is managed within the guidelines of a comprehensive Board-approved lending policy. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, and concentrations of credit, loan delinquencies, and nonperforming and potential problem loans.

The Company may sell residential real estate loans in the secondary market based on interest rate considerations. These residential real estate loans are generally sold without recourse and in accordance with standard secondary market loan sale agreements. The Company primarily sells loans to the Federal Home Loan Mortgage Corporation. These residential real estate loans are subject to normal representations and warrants, including representations and warranties related to gross fraud and incompetence. The Company has not had to repurchase any loans as a result of these representations and warranties. The Company reviews the risks in residential real estate lending related to representations and warranties, title issues, and servicing. The Company determined that these risks are immaterial and do not require any reserves on the Company’s statement of condition.

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

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2010. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and the Unaudited Condensed Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

Forward-Looking Statements
The Company is making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed and/or implied by such forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the development of an interest rate environment that may adversely affect the Company’s interest rate spread, other income or cash flow anticipated from the Company’s operations, investment and/or lending activities; changes in laws and regulations affecting banks, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, discussed in greater detail below, insurance companies, bank holding companies and/or financial holding companies; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; protection and validity of intellectual property rights; reliance on large customers; financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses, and other factors discussed elsewhere in this Quarterly Report on form 10-Q and in other reports we file with the SEC, in particular the “Risk Factors” discussed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In addition, such forward-looking statements could be affected by general industry and market conditions and growth rates, general economic and political conditions, including interest rate and currency exchange rate fluctuations, and other factors.

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

Management considers accounting estimates to be critical to reported financial results if (i) the accounting estimates require management to make assumptions about matters that are highly uncertain, and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company’s financial statements. Management considers the accounting policies relating to the allowance for loan and lease losses (“allowance”), pension and postretirement benefits and the review of the securities portfolio for other-than-temporary impairment to be critical accounting policies because of the uncertainty and subjectivity involved in these policies and the material effect that estimates related to these areas can have on the Company’s results of operations.

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

The Company is currently evaluating the potential impact of the Act on its business, financial condition and results of operations. Management expects that some provisions of the Act may have adverse effects on the Company, such as the cost of complying with numerous new regulations and disclosure and reporting requirements mandated by the Act. Portions of the Act become effective at different times, and many of the Act’s provisions consist of general statements directing various regulators to issue more detailed rules. Consequently, the full scope of the Act’s impact on the financial system in general and the Company in particular cannot be predicted at this time.

OVERVIEW

Net income for the third quarter of 2010 was $7.5 million, a decrease of 11.5% compared to $8.5 million reported in the third quarter of 2009. Diluted earnings per share for the third quarter of 2010 were $0.69, down 12.7% from $0.79 for the third quarter of 2009. Third quarter earnings for 2010 were impacted by an increase in provision expense to address deterioration in a few larger credits. For the year to date period, net income was $24.9 million or $2.30 per diluted share in 2010, up from $23.6 million or $2.19 per diluted share in 2009. Diluted per share results for the first nine months of 2010 reflect an increase of 5.0% over the same period in 2009. For the year-to-date period, the growth rates over the prior period were impacted by special events in the second quarter of 2009, which included a $1.4 million expense ($0.09 per diluted share) related to the FDIC’s special deposit insurance assessment.

Return on average assets (“ROA”) for the quarter ended September 30, 2010 was 0.94% compared to 1.12% for the quarter ended September 30, 2009. Return on average shareholders’ equity (“ROE”) for the third quarter of 2010 was 10.86%, compared to 14.37% for the same period in 2009. For the nine month period ended September 30, 2010, ROA was 1.05% compared 1.06% for the same period in 2009. ROE for the nine months ended September 30, 2010, was 12.77%, compared to 13.79% for the same period in 2009. As of June 30, 2010 (the most recent date for which peer data is available), the Company ranked in the 82nd percentile for ROA, and the 93rd percentile for ROE of its Federal Reserve peer group.

Total revenues, consisting of net interest income and noninterest income, were $39.1 million in the third quarter of 2010 and $117.8 million for the first nine months of 2010, up 1.9% and 4.0% over the comparable periods in 2009. Both periods benefited from growth in net interest income. Net interest income for the third quarter and year to date 2010, was up 4.0% and 6.0%, respectively, over the same prior year periods. Higher levels of interest earning assets and lower funding costs have benefitted the Company’s net interest income over prior periods. Noninterest income for the three months ended September 30, 2010 decreased by 3.2% when compared to the same period in 2009, mainly a result of net mark-to-market losses on liabilities held at fair value, and was in line with the nine months ended September 30, 2010 when compared to the same period in 2009.

The provision for loan and lease losses totaled $3.5 million and $7.1 million, respectively, in the third quarter and year to date period of 2010, compared to $2.1 million and $6.5 million for the same periods in 2009. The higher provision for loan and lease losses in 2010 over 2009 was mainly related to the increase in nonperforming loans, higher charge-offs and weak economic conditions.

Noninterest expenses were up 4.8% for the third quarter of 2010 and 3.0% for the first nine months of 2010, over the same periods in 2009. Salaries and benefit related expenses, and other operating expenses were up over third quarter 2009 and prior year-to-date period.

Segment Reporting
The Company operates in two business segments, banking and financial services. Financial services activities consist of the results of the Company’s trust, financial planning and wealth management, broker-dealer services, and risk management operations. All other activities are considered banking.

Banking Segment
The banking segment reported net income of $6.6 million for the third quarter of 2010, down $1.0 million or 13.4% from net income of $7.6 million in 2009. The decrease in net income in the quarter was the result of higher provision for loan and lease losses, lower noninterest income due to a decline in service charges on deposits, mark-to-market adjustments on trading liabilities held at fair value and an increase in noninterest expense lead by higher salaries and employee benefits costs. For the year to date period, net income was $22.3 million, an increase of $1.3 million, or 6.2% over the same period in 2009. The improvement in the year to date 2010 performance over the same period in the prior year was mainly the result of an increase in net interest income due to growth in average earning assets and lower funding costs. In addition, noninterest expense in 2009 included the FDIC special deposit insurance assessment of $1.4 million (pre-tax).

Net interest income for the three and nine months ended September 30, 2010, was up $1.1 million or 4.0% and $4.7 million or 6.0%, respectively, over the same periods in 2009, driven by growth in average earning assets and decrease in funding costs.

The provision for loan and lease losses for the three and nine months ended September 30, 2010, was $3.5 million and $7.1 million, compared to $2.1 million and $6.5 million for the same periods in 2009. The higher provision for loan and lease losses in 2010 over 2009 was mainly related to the increase in nonperforming loans, higher charge-offs and weak economic conditions.

Noninterest income for the three and nine months ended September 30, 2010, was down $876,000 or 16.4% and $1.4 million, or 9.2%, respectively, over the same periods in 2009. The decrease in 2010 from 2009 was mainly due to net mark-to-market losses on liabilities held at fair value, which were $323,000 for the third quarter of 2010 and $940,000, for the first nine months of 2010, compared to net mark-to-market gains of $73,000 and $761,000, respectively, for the same periods in 2009. In addition, service charges on deposit accounts were down $256,000, for the quarter due to the new Regulation E overdraft plan opt-in requirements effective in the quarter and were down $259,000 for the year to date 2010 compared to the same period in 2009. These factors were partially offset by a reduction in other-than-temporary impairment charges, and increased card service income.

Noninterest expenses for the three and nine months ended September 30, 2010, were up $653,000 or 3.5% and up $1.0 million or 1.8%, respectively, over the same periods in 2009. Increases in salaries and other benefit related accruals, reflecting additional headcount, annual merit increases, and healthcare insurance and pension costs, were partially offset by lower FDIC insurance expense. The second quarter of 2009 included a FDIC special deposit insurance assessment of $1.4 million (pre-tax).

Financial Services Segment
The financial services segment had net income of $935,000 in the third quarter of 2010, an increase of $42,000 or 4.7% from net income of $893,000 in the same quarter of the prior year. For the year to date period, net income was $2.7 million, which is in line with the same period in 2009. Noninterest income for the three and nine months ended September 30, 2010, was up $300,000 or 4.6% and $1.2 million or 6.3%, respectively, over the same periods in 2009. The increase in noninterest income was mainly a result of higher investment services fees. Investment services fees are largely based on the market value of assets within each account. Increased stock market indices to date in 2010 compared to the same period in 2009, account retention and new account generation contributed to an increase in the fair value of assets and related investment fees. Noninterest expenses for the three and nine months ended September 30, 2010, were up $273,000 or 5.3% and $1.2 million or 7.5%, respectively, over the same periods in the prior year. The increases were mainly in salary and wages, reflecting annual merit increases, and other incentive compensation accruals.

Average Consolidated Balance Sheet and Net Interest Analysis

	Quarter Ended			Year to Date Period Ended			Year to Date Period Ended
	September 30, 2010			September 30, 2010			September 30, 2009
	Average			Average			Average
(Dollar amounts	Balance		Average	Balance		Average	Balance		Average
in thousands)	(QTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$16,603	$5	0.12%	$30,112	$27	0.12%	$9,730	$15	0.21%
Money market funds	100	—	0.00%	100	—	0.00%	19,447	35	0.24%
Securities (1)
U.S. Government Securities	842,432	7,461	3.51%	837,883	23,710	3.78%	700,549	23,605	4.51%
Trading Securities	25,324	255	3.99%	28,569	843	3.95%	35,851	1,049	3.91%
State and municipal (2)	105,954	1,471	5.51%	105,441	4,581	5.81%	112,657	5,111	6.07%
Other Securities (2)	17,231	211	4.86%	17,855	654	4.90%	21,106	721	4.57%
Total securities	990,941	9,398	3.76%	989,748	29,788	4.02%	870,163	30,486	4.68%
Federal Funds Sold	10,364	5	0.19%	10,956	14	0.17%	7,642	10	0.17%
FHLBNY and FRB stock	19,549	230	4.67%	19,526	731	5.01%	20,364	692	4.54%
Loans, net of unearned income (3)
Real Estate	1,354,265	19,023	5.57%	1,340,032	56,878	5.67%	1,273,356	56,447	5.93%
Commercial Loans (2)	455,770	6,205	5.40%	462,442	18,749	5.42%	460,777	18,756	5.44%
Consumer Loans	79,869	1,409	7.00%	81,818	4,271	6.98%	87,239	4,525	6.93%
Direct Lease Financing	10,334	155	5.95%	11,044	498	6.03%	13,269	602	6.07%
Total loans, net of unearned income	1,900,238	26,792	5.59%	1,895,336	80,396	5.67%	1,834,641	80,330	5.85%
Total interest-earning assets	2,937,795	36,430	4.92%	2,945,778	110,956	5.04%	2,761,987	111,568	5.40%

Other assets	230,683			228,545			205,370

Total assets	3,168,478			3,174,323			2,967,357

LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	1,193,990	1,381	0.46%	1,217,756	4,776	0.52%	1,106,931	6,632	0.80%
Time Dep > $100,000	323,616	1,035	1.27%	333,814	3,360	1.35%	295,104	4,156	1.88%
Time Dep < $100,000	436,887	1,726	1.57%	432,415	5,382	1.66%	419,254	7,151	2.28%
Brokered Time Dep < $100,000	19,394	71	1.45%	27,968	348	1.66%	42,493	645	2.03%
Total interest-bearing deposits	1,973,887	4,213	0.85%	2,011,953	13,866	0.92%	1,863,782	18,584	1.33%
Federal funds purchased & securities sold under agreements to repurchase	185,525	1,336	2.86%	183,521	4,069	2.96%	188,403	4,690	3.33%
Other borrowings	188,159	1,924	4.06%	192,551	5,770	4.01%	207,496	6,229	4.01%
Trust preferred debentures	25,059	407	6.44%	25,057	1,210	6.46%	15,260	725	6.35%
Total interest-bearing liabilities	2,372,630	7,880	1.32%	2,413,082	24,915	1.38%	2,274,941	30,228	1.78%
Noninterest bearing deposits	479,980			458,931			423,588
Accrued expenses and other liabilities	42,351			41,122			39,919
Total liabilities	2,894,961			2,913,135			2,738,448

Tompkins Financial Corporation Shareholders’ equity	271,983			259,687			227,408
Noncontrolling interest	1,534			1,501			1,501
Total equity	273,517			261,188			228,909

Total liabilities and equity	$3,168,478			$3,174,323			$2,967,357
Interest rate spread			3.60%			3.66%			3.62%
Net interest income/margin on earning assets		28,550	3.85%		86,041	3.91%		81,340	3.94%

Tax Equivalent Adjustment		(686)			(2,128)			(2,201)

Net interest income per consolidated financial statements		$27,864			$83,913			$79,139

(1)	Average balances and yields on available-for-sale securities are based on historical amortized cost.
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

Net Interest Income
Net interest income is the Company’s largest source of revenue, representing about 71.2% of total revenues for the nine months ended September 30, 2010. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The Company’s net interest income over the past several years has benefitted from steady growth in average earning assets, as well as the low interest rate environment. Over this period the Company’s interest-bearing liabilities repriced at a faster pace than our interest earning assets. With deposit rates currently at low levels, the downward pricing of these liabilities has slowed, while interest earning assets continue to reprice downward at a steady rate. This has contributed to a decrease in net interest margin for the three months and nine months ended September 30, 2010 compared to the same periods in 2009. The taxable equivalent net interest margin of 3.85% for the third quarter of 2010 is below the second quarter 2010 and third quarter 2009 net interest margin of 3.91%. The year-to-date 2010 net interest margin was 3.91% compared to 3.94% for year-to-date 2009. The decrease in the net interest margin was also partly due to the growth in interest earning assets over prior year being concentrated in lower yielding securities rather than higher yielding loans.

The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Taxable-equivalent net interest income for the third quarter of 2010 was $28.6 million, an increase of $1.1 million or 3.8%, compared to the same period in 2009. For the nine months ended September 30, 2010 taxable equivalent net interest income was $86.0 million, an increase of $4.7 million or 5.8% over the same period in 2009. The favorable comparisons to prior year were mainly a result of growth in average earning assets and deposits, partly offset by decreases in net interest margin.

Taxable-equivalent interest income for the three and nine months ended September 30, 2010, was down 2.3% and less than 1%, respectively, from the same periods in 2009. The decrease in taxable-equivalent interest income reflects the overall lower yields on interest earning assets. The lower yields were offset by growth in average earning assets. For the three and nine months ended September 30, 2010, the average yield on interest earning assets were 4.92% and 5.04%, respectively, down 38 basis points and 36 basis points from the same periods in 2009. In addition to the lower level of market interest rates, the yield on interest earning assets was also impacted by the composition of interest earning assets. The average volume of securities for the three and nine months ended September 30, 2010, was up $126.8 million or 14.7%, and $119.6 million or 13.7%, respectively, over the comparable periods in the prior year. The average volume of loans for the three and nine months ended September 30, 2010, was up $33.5 million or 1.8% and $60.7 million or 3.3%, respectively, over the comparable periods in the prior year. The average yield on securities was 3.76% and 4.02%, respectively, during the three and nine month periods ended September 30, 2010 compared to 4.57% and 4.68% for the same periods in 2009. During 2010, cash flow from securities maturities and prepayments have been reinvested at lower yields as a result of the decrease in market interest rates.

Interest expense for the third quarter was down $1.9 million or 19.4% compared to the third quarter of 2009, while interest expense for the nine months ended September 30, 2010, was down $5.3 million or 17.6% compared to the same period in 2009. The decrease in interest expense reflects lower average rates paid on deposits and borrowings, partially offset by growth in average deposit balances. The average rate paid on deposits was 0.85% and 0.92% during the three and nine months ended September 30, 2010, compared to 1.23% and 1.33% during the same periods in 2009. The decrease in the average cost of interest bearing deposits was due to a decrease in the rates offered on deposit products and decreases in renewal rates on maturing certificates of deposits. Average interest-bearing deposit balances, in the third quarter of 2010, increased by $95.0 million or 5.1% compared to the same period in 2009. For the nine months ending September 30, 2010 average interest-bearing deposits increased $148.2 million or 8.0% compared to the previous year. Average interest checking, savings and money market deposit balances increased $90.6 million or 8.2% and $110.8 million or 10.0% compared to the third quarter and year-to-date periods in 2009, respectively. Year-to-date average balances of time deposits of $100,000 or more were up 13.1% to $333.8 million over the nine months ended September 30, 2009. Third quarter average noninterest bearing deposit balances of $480.0 million increased by $45.6 million, and year-to-date noninterest bearing deposit balances increased $35.3 million over the same periods in 2009. Average other borrowings for the year-to-date period ending September 30, 2010, were down $14.9 million or 7.2% compared to September 30, 2009.

Provision for Loan and Lease Losses
The provision for loan and lease losses represents management’s estimate of the amount necessary to maintain the allowance for loan and lease losses at an appropriate level to absorb probable losses on existing loans. The provision for loan and lease losses was $3.5 million for the third quarter of 2010 and $7.1 million for the nine months ending September 30, 2010, compared to $2.1 million and $6.5 million for the respective periods in 2009. The higher provision for loan and lease losses in 2010 over 2009 was mainly related to the increase in nonperforming loans, higher charge-offs and continued weak economic conditions, discussed in greater detail below under “Financial Condition”. The allowance for loan and lease losses as a percentage of period end loans and leases was 1.50% at September 30, 2010, compared to 1.21% at September 30, 2009. The section captioned “Allowance for Loan and Lease Losses and Nonperforming Assets” contained elsewhere in this report has further details on the allowance for loan and lease losses.

Noninterest Income
Noninterest income totaled $11.2 million and $33.9 million for the three and nine months ended September 30, 2010, compared with $11.6 million and $34.1 million for the same periods in 2009. Noninterest income represented 28.7% and 28.8% of total revenues for the three and nine months ended September 30, 2010 compared to 30.2% and 30.1% for the same periods in 2009. The decrease was mainly due to growth in net interest income outpacing growth in noninterest income. Revenues from investments services, insurance and card service were higher in 2010 over the same periods in 2009; however, these were mainly offset by a decrease in service charges on deposit accounts, lower gains on sales of residential mortgage loans and net mark-to-market losses on liabilities held at fair value.

Investment services income was $3.4 million in the third quarter of 2010, an increase of 4.1% from $3.3 million in the third quarter of 2009. Investment services income totaled $10.8 million for the first nine months of 2010, up 9.5% over the same period in 2009. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The fair value of assets managed by, or in custody of, the Company was $2.6 billion at September 30, 2010, up 9.54% from $2.4 billion at September 30, 2009. These figures include $780.5 million and $620.9 million, respectively, of Company-owned securities where TIS is custodian. The increase in fair value of assets reflects successful business development initiatives resulting in customer retention as well as generally higher stock market indices during the first nine months of 2010 when compared to the same period in 2009.

Insurance commissions and fees for the three and nine months ended September 30, 2010, increased by $167,000 or 5.2% and $284,000 or 3.0%, respectively, as compared to the same periods in 2009. The growth over prior year was mainly in health and benefits related insurance products as well as commercial insurance lines.

Service charges on deposit accounts were $2.1 million in the third quarter of 2010, down 10.8% compared to $2.4 million in the third quarter of 2009, and down 3.8% when comparing the nine months ended September 30, 2010 to prior year. The largest component of this category is overdraft fees, which is largely driven by customer activity. Overdraft fees were down in the third quarter compared to the second quarter of 2010 and the same quarter of the prior year, due to regulatory changes which became effective in the third quarter of 2010. Effective July 1, 2010, the Federal Reserve Board now prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with these services, and the consumer’s choices. The Company cannot provide any assurance as to the ultimate impact of this rule on the amount of overdraft/insufficient funds charges that the Company may earn in future periods.

Card services income for the three and nine months ended September 30, 2010 was up $145,000 or 15.1% and $463,000 or 17.3%, respectively, over the same periods in 2009. The increase was mainly in debit card income and reflects a higher number of cards issued, transaction volume and increased inter-change fees.

Net mark-to-market losses on securities and borrowings held at fair value totaled $146,000 in the third quarter of 2010, compared to net mark-to-market gains of $329,000 in the third quarter of 2009. For the nine month period ending September 30, 2010 net mark-to-market losses totaled $382,000 compared to net market-to-market gains of $1.1 million in the first nine months of 2009. Mark-to-market losses or gains relate to the change in the fair value of securities and borrowings where the Company has elected the fair value option. These unrealized amounts are primarily impacted by changes in interest rates.

Other income of $1.4 million in the third quarter of 2010 was down 6.4% from the third quarter of 2009. For the nine months ended September 30, 2010 other income of $3.9 million was down 6.6% compared to prior year. The primary components of other income are other service charges, increases in cash surrender value of corporate owned life insurance (“COLI”), gains on the sales of residential mortgage loans, and income from miscellaneous equity investments, including the Company’s investment in a Small Business Investment Company.

Other service charge income, included in other income on the consolidated statements of income, of $546,000 in the third quarter of 2010 was down $59,000 or 9.7% from the same period in 2009. Loan related fees were down in the third quarter 2010 compared to the third quarter 2009. Other service charges for the nine months ending September 30, 2010 were up $229,000 or 16.4% compared to the same period in 2009. The increase was mainly in loan related fees, including higher servicing income which benefited from loan sales to U.S. Government agencies.

Increases in the value of COLI net of mortality expenses, included in other income on the consolidated statements of income, were $314,000 in the third quarter of 2010, down $34,000 or 9.8% from the third quarter of 2009. For the nine months ended September 30 2010 the value increased $1.0 million compared to an increase in value of $774,000 in the same period in 2009. COLI relates to life insurance policies covering certain senior officers of the Company and its subsidiaries. The Company’s average investment in COLI was $36.5 million during the first nine months of 2010, and $35.2 million during the same period in 2009.

Net gains on sale of loans, included in other income on the consolidated statements of income, of $346,000 in the third quarter of 2010 were up by $158,000 or 84.0% compared to the third quarter of 2009. Net gains on sale of loans totaled $685,000 in the first nine months of 2010 compared to $1.2 million in the same period 2009. Low market interest rates contributed to the sale of residential mortgage originations/refinancing in 2009 and early 2010. Mortgage interest rates declined in the first half of 2009, as the government responded to weak economic conditions to help spur stimulus into the residential home market. Accordingly, residential originations/refinancings were strong in the first half of 2009. Although mortgage interest rates remain low, residential originations/refinancings are down from 2009 levels. To manage interest rate risk exposures, the Company sells certain fixed rate loan originations that have rates below or maturities greater than the standards set by the Company’s Asset/Liability Committee.

For the three months ended September 30, 2010, net losses from securities transactions totaled $2,000, compared to net gains of $104,000 for the same period in 2009. Year-to-date net gains from securities transactions totaled $173,000, compared to $130,000 year-to-date 2009. Management may periodically sell available-for-sale securities for liquidity purposes, to improve yields, or to adjust the risk profile of the portfolio. During the third quarter of 2010, the Company sold $382,000 of municipal securities that where in the held-to-maturity portfolio for a loss of $2,000. These securities had been downgraded by a rating agency.

Noninterest Expense
Noninterest expense for the third quarter of 2010 was $24.9 million, up $1.1 million or 4.8% compared to the third quarter of 2009. For the nine months ending September 30, noninterest expenses totaled $73.9 million in 2010 and $71.7 million in 2009, an increase of 3.0%.

Personnel-related expense increased by $622,000 or 4.6% in the third quarter of 2010 over the same period in 2009. For the first nine months of 2010, personnel-related expenses totaled $42.6 million, an increase of 6.6% over the same period prior year. For the three and nine months ended September 30, 2010, salaries and wages were up $346,000 or 3.4%, and $1.8 million or 5.9%, respectively, over the same periods in 2009, reflecting an increase in average full time equivalents (“FTE”), and annual merit increases. Year-to-date September 30, 2010 average FTEs of 727 were up from year-to-date September 30, 2009 average FTEs of 719. Pension and other employee related benefits were up $276,000 or 8.3% in the third quarter of 2010 compared to the third quarter of 2009 and up $884,000 or 8.8% for the nine months ended September 30, 2010 over the same period in 2009. An increase in pension costs and health insurance expense contributed to the increase over prior year.

FDIC deposit insurance expense increased by $168,000 or 20.7% for the third quarter 2010, compared to the same period in 2009. Contributing to the quarter-over-quarter increase were higher average deposit balances and increased FDIC deposit insurance premiums. For the nine months ended September 30, 2010 FDIC deposit insurance expense decreased by $581,000 or 17.5% compared to 2009 year-to-date. The decrease reflects a special deposit insurance assessment of $1.4 million (pre-tax) in 2009, partially offset by higher average deposit balances and higher deposit insurance premiums.

Other operating expenses increased by $362,000 or 5.8%, and by $321,000 or 1.7% for the three and nine months ended September 30, 2010 over the same prior year periods. Contributing to the increase in the third quarter 2010 over the third quarter 2009 were the following: Software licenses and maintenance (up $122,000), cardholder expense (up $90,000), other losses (up $198,000), and penalties associated with prepayment of certain FHLBNY borrowings (up $241,000). For the nine months ended September 30, 2010, increases in software and licenses (up $394,000), cardholder expenses (up $223,000), and other losses (up $149,000) were partially offset by decreases in telephone (down $182,000) and legal (down $166,000) expenses.

Income Tax Expense
The provision for income taxes provides for Federal and New York State income taxes. The provision for the third quarter of 2010 was $3.2 million, compared to $4.0 million for the same period in 2009. For the nine month period ending September 30, the tax provision totaled $11.8 million in 2010 and $11.3 million in 2009. The Company’s effective tax rate for the third quarter of 2010 was 30.1% compared to 32.2% for the third quarter of 2009. For the nine month period ending September 30, the Company’s effective tax rate was 32.1% in 2010 and 32.2% in 2009.

FINANCIAL CONDITION

Total assets were $3.2 billion at September 30, 2010, up $93.9 million or 3.0% over December 31, 2009, and up $159.1 million or 5.2% over September 30, 2009. Asset growth over year-end 2009 was mainly in cash and equivalents, which were up $62.6 million and available-for-sale securities, which were up $56.8 million. Loans totaled $1.9 billion and were flat compared to year-end 2009 as demand continues to be impacted by weak economic conditions. As such, the Company has invested funds generated by deposit growth in short-term liquid assets and short duration available-for-sale securities to maintain flexibility to redeploy funds when loan demand picks up. Total deposits at September 30, 2010, were up $88.7 million or 3.6% over December 31, 2009. Growth was primarily in non-maturity deposits, as time deposits declined during the period.

Securities
As of September 30, 2010 total securities were $1.05 billion or 32.4% of total assets, compared to $1.01 billion or 31.9% of total assets at December 31, 2009. The $47.7 million increase in total securities over year-end 2009 was mainly in mortgage-backed securities issued by Government National Mortgage Association (“GNMA”), a U.S. government agency. GNMA securities are backed by the full faith and credit of the U.S. government. The following tables detail the composition of securities available-for-sale and securities held-to-maturity.

Available-for-Sale Securities
	September 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)
U.S. Treasury securities	$1,973	$2,080	$1,991	$2,079
Obligations of U.S. Government sponsored entities	355,421	368,135	377,920	379,015
Obligations of U.S. states and political subdivisions	62,623	66,092	61,176	63,695
Mortgage-backed securities – residential
U.S. Government agencies	146,527	151,106	75,714	78,055
U.S. Government sponsored entities	365,350	382,105	373,307	388,860
Non-U.S. Government agencies or sponsored entities	10,474	9,640	12,656	10,766
U.S. corporate debt securities	5,026	5,247	5,032	5,136
Total debt securities	947,394	984,405	907,796	927,606
Equity securities	1,164	1,164	1,164	1,164
Total available-for-sale securities	$948,558	$985,569	$908,960	$928,770

Held-to-Maturity Securities
	September 30, 2010		December 31, 2009
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. states and political subdivisions	$43,092	$44,696	$44,825	$46,340
Total held-to-maturity debt securities	$43,092	$44,696	$44,825	$46,340

Substantially all of the above mortgage-backed securities are residential direct pass through securities or collateralized mortgage obligations issued or backed by Government sponsored entities. The Company has no investments in preferred stock of U.S. government sponsored entities and no investments in pools of Trust Preferred securities. Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles. During the third quarter of 2009, the Company determined that three of the five non-U.S. government mortgage backed securities held in the available-for-sale portfolio were other-than-temporarily impaired. As a result, the Company recorded other-than-temporary impairment charges of $2.0 million in the third quarter of 2009 on these three investments. The credit loss component of $146,000 was recorded as other-than-temporary impairment losses in the consolidated statement of income, while the remaining non-credit portion of the impairment loss was recognized in other comprehensive income (loss) in the consolidated statements of condition and changes in shareholders’ equity. The Company reviewed these five securities in the third quarter of 2010 and determined that an additional credit loss component of other-than-temporary charge of $34,000 related to the three non-U.S. government mortgage backed securities was necessary. As of September 30, 2010, the amount by which the carrying value of the securities exceeded their fair value was $795,000. A continuation or worsening of current economic conditions may result in additional credit loss component of other-than-temporary impairment losses related to these investments.

The Company maintains a trading portfolio valued at a fair value of $24.4 million as of September 30, 2010, compared to $31.7 million at December 31, 2009. The decrease in the trading portfolio reflects maturities or payments during 2010. For the three months and nine months ended September 30, 2010, mark-to-market gains related to the securities trading portfolio were $177,000 and $558,000, respectively, compared to $256,000 and $354,000, respectively, for the same periods in 2009.

Loans and Leases
Loans and leases totaled $1.91 billion or 58.9% of total assets at September 30, 2010, compared to $1.91 billion or 60.7% of total assets at December 31, 2009. A summary of loans and leases, net of deferred fees and origination costs, by category, is provided in the table below.

Loan and Lease Portfolio Balances (in thousands)	09/30/2010	% of Total Loans	12/31/2009	% of Total Loans
Residential real estate	$624,774	32.7%	$623,863	32.6%
Commercial real estate	676,147	35.3%	641,737	33.5%
Real estate construction	57,976	3.0%	58,125	3.1%
Commercial	466,714	24.4%	492,647	25.7%
Consumer and other	78,483	4.1%	86,661	4.5%
Leases	9,970	0.5%	11,785	0.6%

Total loans and leases, net of unearned income	$1,914,064		$1,914,818

In general, weak economic conditions have strained some borrowers and softened the demand for lending products. Commercial real estate loans at September 30, 2010 were up $34.4 million or 5.4% over December 31, 2009. Commercial loans were down $25.9 million or 5.3% compared to December 31, 2009, reflecting paydowns and some seasonality in agricultural lending. The Company’s agricultural related portfolio totaled $104.5 million at September 30, 2010, compared to $112.0 million at December 31, 2009, and is reflected above in both commercial and commercial real estates loans. Residential portfolio balances at September 30, 2010, are flat compared with year-end. The Company has continued to sell certain fixed rate residential mortgage loans in the secondary market because of the interest rate risk considerations. The Company originated $30.4 million of residential mortgage loans for sale during the first nine months of 2010 and sold $30.8 million during the same period. The consumer and leasing portfolios are down 9.4% and 15.4%, respectively, at September 30, 2010, compared to year-end 2009.

Allowance for Loan and Lease Losses and Nonperforming Assets
Management reviews the appropriateness of the allowance for loan and lease losses (“allowance”) on a regular basis. Management considers the accounting policy relating to the allowance to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that assumptions could have on the Company’s results of operations. The Company’s methodology for determining and allocating the allowance for loan and lease losses focuses on ongoing reviews of larger individual loans and leases, historical net charge-offs, delinquencies in the loan and lease portfolio, the level of impaired and nonperforming loans, values of underlying loan and lease collateral, the overall risk characteristics of the portfolios, changes in character or size of the portfolios, geographic location, current economic conditions, changes in capabilities and experience of lending management and staff, and other relevant factors. The various factors used in the methodologies are reviewed on a regular basis.

The Company has developed a methodology to measure the amount of estimated loan loss exposure inherent in the loan portfolio to assure that an appropriate allowance is maintained. The Company’s methodology is based upon guidance provided in SEC Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues and allowance allocations are calculated in accordance with ASC Topic 310, Receivables and allowance allocations calculated in accordance with ASC Topic 450, Contingencies. The methodology includes an estimate of exposure for the following: specifically reviewed and graded loans; historical loss experience by product type; past due and nonperforming loans; and other internal and external factors such as local and regional economic conditions, growth trends, and credit policy and underwriting standards.

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

Based upon consideration of the above factors, management believes that the allowance is appropriate to provide for the risk of loss inherent in the current loan and lease portfolio as of September 30, 2010. Should any of the factors considered by management in evaluating the appropriateness of the allowance change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan and lease losses.

Activity in the Company’s allowance for loan and lease losses during the first nine months of 2010 and 2009, and for the 12 months ended December 31, 2009, is illustrated in the table below.

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES
	Nine months ended	Twelve months ended	Nine months ended
(in thousands)	09/30/2010	12/31/2009	09/30/2009
Average loans and leases outstanding during the period	$1,895,336	$1,850,453	$1,834,641
Total loans and leases outstanding at end of period	$1,914,064	$1,914,818	$1,882,321

ALLOWANCE FOR LOAN AND LEASE LOSSES
Beginning balance	$24,350	$18,672	$18,672
Provision for loan and lease losses	7,074	9,288	6,530
Loans charged off	(3,733)	(4,234)	(2,852)
Loan recoveries	993	624	450
Net charge-offs	(2,740)	(3,610)	(2,402)
Ending balance	$28,684	$24,350	$22,800

Allowance for loan and lease losses to total loans and leases	1.50%	1.27%	1.21%
Annualized net charge-offs to average loans and leases	0.19%	0.20%	0.18%

As of September 30, 2010 the allowance was $28.7 million or 1.50% of total loans and leases outstanding. This represents an increase of 23 basis points from December 31, 2009, and an increase of 29 basis points from September 30, 2009. The provision for loan and lease losses was $3.5 million and $7.1 million for the three and nine months ended September 30, 2010, compared to $2.1 million and $6.5 million for the three and nine months ended September 30, 2009. The increase in the provision expense, the allowance and the ratio of allowance to total loans and leases outstanding is primarily due to the increase in nonperforming loans and higher net charge-offs as well as continued overall weakness in the economy. Nonperforming loans at September 30, 2010 increased by $19.0 million over year-end 2009 and by $15.3 million over the end of the second quarter of 2010. The majority of the increase over the end of the second quarter was due to the inclusion of a few larger commercial real estate related credits as nonaccrual and impaired. A review of nonperforming loans during the quarter resulted in additional specific allocations related to several larger nonperforming commercial credits. While overall economic conditions remain weak, there have been some improvements noted in the financial conditions of several of the Company’s large commercial customers and the Company’s agricultural related portfolio has benefited from improving milk prices.

Net charge-offs for the three and nine months ended September 30, 2010, were $1.3 million and $2.7 million compared to $646,000 and $2.4 million in the comparable year ago periods. Annualized net charge-offs for the first nine months of 2010 represent 0.19% of average loans, up from 0.18% for the first nine months of 2009, and is favorable to our peer group ratio of 1.45% at June 30, 2010. The peer data is from the Federal Reserve Board and represents banks or bank holding companies with assets between $3 billion and $10.0 billion. The peer ratio is as of June 30, 2010, the most recent data available from the Federal Reserve Board.

The ratio of the allowance to nonperforming loans (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 0.53 times at September 30, 2010, compared to 0.70 times at December 31, 2009, and 0.86 times at September 30, 2009. The decline in the ratio is primarily due to an increase in nonaccrual loans, which are mostly made up of collateral dependent impaired loans requiring little to no specific allowance due to the level of collateral available with respect to these loans and/or previous charge-offs. Our Federal Reserve Board peer ratio was 0.74 times at June 30, 2010.

NONPERFORMING ASSETS
(in thousands)	09/30/2010	12/31/2009	09/30/2009
Nonaccrual loans and leases	$48,966	$31,289	$25,837
Loans past due 90 days and accruing	1,737	369	579
Troubled debt restructuring not included above	3,264	3,265	0
Total nonperforming loans	53,967	34,923	26,416
Other real estate, net of allowances	1,845	299	440
Total nonperforming assets	$55,812	$35,222	$26,856
Total nonperforming loans and leases as a percentage of total loans and leases	2.82%	1.82%	1.40%
Total nonperforming assets as a percentage of total assets	1.72%	1.12%	0.87%

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDR”) and foreclosed real estate. The level of nonperforming assts at September 30, 2010 and 2009, and December 31, 2009 is illustrated in the table above. Nonperforming assets represented 1.72% of total assets at September 30, 2010, compared to 1.12% December 31, 2009, and 0.87% at September 30, 2009. Although higher than at the same time prior year, the Company’s ratio of nonperforming assets to total assets of 1.72% continues to compare favorably to our peer group’s most recent ratio of 3.34% at June 30, 2010.

Nonperforming loans (loans in nonaccrual status, loans past due 90 days or more and still accruing interest, and loans restructured in a TDR) were $54.0 million at September 30, 2010, up from $34.9 million at December 31, 2009, and up from $26.4 million at September 30, 2009. Nonperforming loans represented 2.82% of total loans at September 30, 2010, compared to 1.82% of total loans at December 31, 2009, and 1.40% of total loans at September 30, 2009. A breakdown of nonperforming loans by portfolio type is shown below. The increase in nonperforming loans over prior period is mainly due to the addition of a few larger commercial real estate related credits during the quarter to nonaccrual status. In general, the increases in nonperforming assets are reflective of weak economic conditions that have persisted over the past few years, which have pressured real estate values in some markets and stressed the financial conditions of various commercial and residential borrowers. Approximately $5.0 million of nonperforming loans at September 30, 2010, were secured by U.S. government guarantees, while $7.3 million were secured by one-to-four family residential properties.

In general, the Company places a loan on nonaccrual status if principal or interest payments become 90 days or more past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when required by regulatory requirements. Although in nonaccrual status the Company may continue to receive payments on these loans. These payments are generally recorded as a reduction to principal and interest income is recorded only after principal recovery is reasonably assured. As of September 30, 2010, the Company was regularly receiving payments on approximately 65% of the loans categorized as nonaccrual.

Nonperforming Loans by Type
(in thousands)		% of		% of
	09/30/2010	Total Loans	12/31/2009	Total Loans

Residential real estate	$7,337	0.38%	$6,396	0.33%
Commercial real estate	22,896	1.20%	19,714	1.03%
Real estate construction	13,576	0.71%	964	0.05%
Commercial	9,659	0.50%	7,223	0.38%
Consumer and other	479	0.03%	598	0.03%
Leases	20	0.00%	28	0.00%

Total loans and leases, net of unearned income	$53,967	2.82%	$34,923	1.82%

As of September 30, 2010, the Company’s recorded investment in loans and leases that are considered impaired totaled $44.2 million compared to $30.0 million at December 31, 2009 and $21.4 million at September 30, 2009. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and loans that are 90 days or more past due and accruing, and all loans restructured in a TDR. Losses on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs. At September 30, 2010, $20.8 million of impaired loans has specific reserve allocations of $4.8 million, and $23.5 million had no specific reserve allocation. At September 30, 2009, $9.7 million of impaired loans had related allowances of $968,000, and $11.7 million had no specific reserve allocation. The increase in specific reserve allocations was primarily related to three commercial credits. Impaired loans with no specific reserve are due to sufficiency of collateral and/or charge-offs previously taken.

Despite increases in nonperforming and impaired loans since December 31, 2009, the level of potential problem loans declined during the period from December 31, 2009 to September 30, 2010. Potential problem loans and leases are loans and leases that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in disclosure of such loans and leases as nonperforming at some time in the future. Management considers loans and leases classified as Substandard that continue to accrue interest to be potential problem loans and leases. At September 30, 2010, the Company’s internal loan review function had identified 56 commercial relationships, totaling $63.1 million, which it classified as Substandard, which continue to accrue interest. As of December 31, 2009, the Company’s internal loan review function had classified 67 commercial relationships as Substandard totaling $83.9 million, which continued to accrue interest. Of the 56 commercial relationships at September 30, 2010, there were 16 relationships that equal or exceed $1.0 million, which in aggregate total $54.3 million. Over the past few years, the Company has seen an increase in potential problem loans as weak economic conditions have strained borrowers’ cash flows and collateral values. The decrease in the dollar volume of potential problem loans since year-end 2009 was due to one large commercial relationship being moved to nonaccrual status and the upgrade of several other commercial credits to a risk grading better than Substandard. In general, potential problem loans remain in a performing status due to a variety of factors, including, but not limited to, payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans in not significant. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these loans, which are reviewed at least quarterly. Management cannot predict the extent to which continued weak economic conditions or other factors may further impact its borrowers.

Capital
Regulatory capital ratios for the Company and each of its banking subsidiaries remain above well capitalized levels, as defined by regulatory agencies, and showed improving trends during the most recent quarter and year-to-date periods.

Total equity was $276.5 million at September 30, 2010, an increase of $31.5 million or 12.9% from December 31, 2009, mainly a result of net income of $24.9 million less cash dividends paid of $10.7 million. The Company also paid a 10% stock dividend in the first quarter of 2010, which resulted in a $35.4 million decrease in retained earnings and $35.3 million increase in additional paid-in capital.

Additional paid-in capital increased by $41.3 million, from $155.6 million at December 31, 2009, to $196.9 million at September 30, 2010, reflecting the $35.3 million related to the 10% stock dividend, $1.3 million related to shares issued under the Company’s employee stock ownership plan, $2.1 million related to shares issued under the Company’s dividend reinvestment plan, $1.8 million related to stock option exercises and related tax benefits, and $850,000 related to stock-based compensation. Retained earnings decreased by $21.1 million from $92.4 million at December 31, 2009, to $71.3 million at September 30, 2010, reflecting net income of $24.9 million less dividends paid of $10.7 million, and $35.4 million related to the 10% stock dividend. Accumulated other comprehensive loss increased from a net unrealized loss of $3.1 million at December 31, 2009, to a net unrealized gain of $8.1 million at September 31, 2010, reflecting an increase in unrealized gains on available-for-sale securities due to lower market rates, offset by amounts recognized in other comprehensive income related to postretirement benefit plans. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Cash dividends paid in the first nine months of 2010 totaled approximately $10.7 million, representing 42.8% of year to date 2010 earnings. Cash dividends of $0.99 per common share paid in the first nine months of 2010 were up 6.5% over cash dividends of $0.93 per common share paid in the first nine months of 2009. Cash dividends per share were retroactively adjusted to reflect the 10% stock dividend paid on February 15, 2010.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. The table below reflects the Company’s capital position at September 30, 2010, compared to the regulatory capital requirements for “well capitalized” institutions.

REGULATORY CAPITAL ANALYSIS
September 30, 2010
	Actual		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$274,751	13.14%	$204,898	10.00%
Tier 1 Capital (to risk weighted assets)	$248,575	11.89%	$122,939	6.00%
Tier 1 Capital (to average assets)	$248,575	8.01%	$156,089	5.00%

As illustrated above, the Company’s capital ratios on September 30, 2010 remain above the minimum requirements for well capitalized institutions. Total capital as a percent of risk weighted assets increased 100 basis points from 12.1% at December 31, 2009. Tier 1 capital as a percentage of risk weighted assets increased 99 basis points from 10.9% at the end of 2009. Tier 1 capital as a percentage of average assets increased 57 basis points from 7.4% at December 31, 2009. The increase in capital ratios over year-end 2009 reflects earnings growth outpacing asset growth. The risk-based capital ratios also benefited from asset growth in 2010 being in lower risk-weighted assets, such as cash and cash equivalents and available-for-sale securities and in particular GNMA mortgage-backed securities.

During 2009, the Company issued $20.5 million aggregate liquidation amount of 7.0% cumulative trust preferred securities through a newly-formed subsidiary, Tompkins Capital Trust I, a wholly-owned Delaware statutory trust (“Tompkins Capital Trust I”). In accordance with the applicable accounting standards related to variable interest entities, the accounts of Tompkins Capital Trust I will not be included in the Company’s consolidated financial statements. However, the $20.5 million in Tompkins’ Subordinated Debentures issued to Tompkins Capital Trust I is included in the Tier 1 capital of the Company for regulatory capital purposes pursuant to regulatory guidelines. Under the recently enacted “Dodd-Frank Wall Street Reform and Consumer Protection Act,” outstanding trust preferred securities at the effective date of the Act will continue to qualify as Tier 1 capital for bank holding companies with total assets less than $15 billion. However, trust preferred securities issued in the future may no longer qualify as Tier 1 capital.

In light of the recent economic downturn, bank regulatory agencies have been requiring many banks to maintain higher minimum capital ratios. This is particularly true in the case of institutions with significant commercial real estate loan portfolios and/or increasing levels of non-performing assets, such as Mahopac National Bank, one of the Company’s three banking subsidiaries (“Mahopac”). During the first quarter of 2010, Mahopac’s primary regulator, the Office of the Comptroller of the Currency (“OCC”), notified the Company that it was requiring Mahopac to maintain certain minimum capital ratios at levels higher than those otherwise required by applicable regulations. The OCC is requiring Mahopac to maintain a Tier 1 capital to average assets ratio of 8.0%, a Tier 1 risk-based capital to risk-weighted capital ratio of 10.0% and a Total risk based capital to risk-weighted assets ratio of 12.0%. Mahopac exceeded these minimum requirements at the time of the notification and continues to maintain ratios above these minimums. As of September 30, 2010, Mahopac had a Tier 1 capital to average assets ratio of 8.7%, a Tier 1 risk-based capital to risk-weighted capital ratio of 12.1% and a Total risk-based capital to risk-weighted assets ratio of 13.3%.

As of September 30, 2010, the capital ratios for the Company’s other two subsidiary banks, Tompkins Trust Company and The Bank of Castile, also exceeded the minimum levels required to be considered well capitalized.

Deposits and Other Liabilities
Total deposits of $2.5 billion at September 30, 2010 increased $88.7 million or 3.63% from December 31, 2009, due primarily to a $73.7 million increase in interest checking, savings and money market balances and a $38.7 million increase in noninterest bearing deposits offset by a $23.7 million decrease in time deposits. Growth in municipal deposits accounted for a majority of the increase in savings and money market balances from year end 2009. With interest rates on time deposits lower and more in line with money market rates, municipalities are placing tax deposits into interest checking and/or money market accounts. Municipal deposit balances are somewhat seasonal, increasing as tax deposits are collected and decreasing as these monies are used by the municipality. Total deposits were up $131.1 million or 5.5% over September 30, 2009. The increase was due to a $109.4 million increase in checking, savings and money market accounts of which $114.1 million was attributable to growth in municipal deposits and $47.8 million of growth in non-interest bearing deposits. Conversely, time deposits decreased $26.2 million from September 30, 2009, mainly attributable to a $13.1 million decline in municipal time deposits of $100,000 or more and a $12.9 million decline in time deposits less than $100,000.

The Company’s primary funding source is core deposits, defined as total deposits less time deposits of $100,000 or more, brokered time deposits, and municipal money market deposits. Core deposits increased $190.3 million or 11.0% over December 31, 2009 to $1.9 billion, and represented 75.8% of total deposits at September 30, 2010 compared to 70.7% of total deposits at December 31, 2009. Core deposits at September 30, 2010 were up $179.9 million or 10.4% over September 30, 2009, with growth mainly in money market deposits, interest checking deposits and noninterest bearing deposits.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $46.6 million at September 30, 2010, and $47.3 million at December 31, 2009. Management generally views local repurchase agreements as an alternative to large time deposits. The Company’s wholesale repurchase agreements are primarily with the FHLBNY and amounted to $145.0 million at September 30, 2010, comparable to December 31, 2009. In the quarter ending September 30, 2010, the Company prepaid a $5.0 million repurchase agreement with the FHLBNY in which the Company elected to adopt the fair value option under FASB ASC Topic 825, Financial Instruments. The Company recognized a net loss of $18,000 during the third quarter of 2010.

The Company’s other borrowings totaled $182.8 million at September 30, 2010, down $26.2 million or 12.5% from $209.0 million at December 31, 2009. Borrowings at September 30, 2010 included $159.0 million in FHLBNY term advances, and a $21.5 million advance from a money center bank. Borrowings at year-end 2009 included $170.3 million in FHLBNY term advances, $13.5 million of overnight FHLBNY advances, and a $25.0 million advance from a money center bank. The decrease in borrowings reflects the pay down of FHLBNY borrowings as a result of deposit growth and soft loan demand. Of the $159.0 million in FHLBNY term advances at September 30, 2010, $125.0 million are due over one year. In 2007, the Company elected the fair value option under FASB ASC Topic 825 for a $10.0 million advance with the FHLBNY. The fair value of this advance increased by $794,000 (net mark-to-market loss of $794,000) over the nine months ended September 30, 2010.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $100,000 or more, brokered time deposits, municipal money market deposits, securities sold under agreements to repurchase and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources decreased by $129.0 million or 11.6% from December 31, 2009 to $987.3 million at September 30, 2010. Non-core funding sources, as a percentage of total liabilities, were 33.2% at September 30, 2010, compared to 38.4% at December 31, 2009. The decrease in non-core funding sources was mainly due to the decline of brokered time deposits, FHLB advances, and securities sold under agreements to repurchase. With the growth in core deposits and soft loan demand over the past several quarters, the Company has paid down non-core funding sources.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $763.3 million and $772.7 million at September 30, 2010 and December 31, 2009, respectively, were either pledged or sold under agreements to repurchase. Pledged securities represented 75.3% of total securities at September 30, 2010, compared to 83.9% of total securities at December 31, 2009.

Cash and cash equivalents totaled $108.1 million as of September 30, 2010, up from $45.5 million at December 31, 2009. Short-term investments, consisting of Federal funds sold, interest-bearing deposit balances and money market funds of $48.2 million increased by $46.5 million above December 31, 2009 levels. The Company also has $24.4 million of securities designated as trading securities.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $542.9 million at September 30, 2010 compared with $477.7 million at December 31, 2009. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $713.2 million at September 30, 2010 as compared to $722.3 million at December 31, 2009. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At September 30, 2010, the unused borrowing capacity on established lines with the FHLB was $790.9 million. As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At September 30, 2010, total unencumbered residential mortgage loans of the Company were $147.7 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

The Company has not identified any trends or circumstances that are reasonably likely to result in material increases or decreases in liquidity in the near term.

Due to the increase in nonperforming assets discussed above under “Financial Condition”, as of September 30, 2010, the Company is in violation of one of the financial covenants contained in the Company’s term loan agreement with JPMorgan Chase Bank, NA (“JPMorgan”).  Under the terms of the loan agreement, as a result of the covenant violation, the Lender has a right to declare an event of default.  Management is actively engaged in discussions with JPMorgan to remedy the default.  Possible remedies to cure the default could include waiver or modification of the covenant; a demand for payment in full of the entire amount of principal and interest outstanding; or renegotiating the terms of the loan and related covenants.  Renegotiated terms could include, among other things, changes to the rate of interest paid on the loan, changes to the maturity or amortization schedule for the loan, and/or a requirement for collateral to be pledged to secure the loan.  As of September 30, 2010, outstanding debt under the term loan, which is unsecured, totaled $21.5 million.

Management does not anticipate that any remedy to cure this situation will have a material impact on the financial condition or financial performance of the Company.  As of September 30, 2010, the Company’s consolidated regulatory capital exceeded the minimum level to be considered well capitalized by approximately $65.6 million, and cash and unencumbered marketable securities totaled $397.8 million.  Management believes that financial resources are available to the Company to pay off the loan in full if necessary.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of August 31, 2010 a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 0.23%, while a 100 basis point parallel decline in interest rates over a one-year period would result in a decrease in one-year net interest income from the base case of 0.36%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

The negative exposure in a rising interest rate environment is mainly driven by the repricing assumptions of the Company’s core deposit base which exceed increases in asset yields in the short-term. Longer-term, the impact of a rising rate environment is positive as the asset base continues to reset at higher levels, while the repricing of the rate sensitive liabilities moderates. The moderate exposure in the 100 basis point decline scenario results from the Company’s assets repricing downward to a greater degree than the rates on the Company’s interest-bearing liabilities, mainly deposits. A further declining rate environment prompts accelerated prepayment speeds and triggers call options on bonds. As a result, the asset base shortens and absorbs the falling rate environment more rapidly. Rates on savings and money market accounts are at low levels as a result of the historically low interest rate environment experienced in recent years. In addition, the model assumes that prepayments accelerate in the down interest rate environment resulting in additional pressure on asset yields as proceeds are reinvested at lower rates.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of September 30, 2010. The Company’s one-year net interest rate gap was a positive $30.9 million or 0.95% of total assets at September 30, 2010, compared with a negative $113.3 million or 3.59% of total assets at December 31, 2009. A positive gap position exists when the amount of interest-bearing assets maturing or repricing exceeds the amount of interest-earning liabilities maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is slightly more vulnerable to a prolonged declining interest rate environment than an increasing rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap – September 30, 2010			Repricing Interval
(in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months
Interest-earning assets1	$2,970,658	$713,639	$216,719	$361,764	$1,292,122
Interest-bearing liabilities	2,427,284	860,543	207,266	193,378	1,261,187
Net gap position		(146,904)	9,453	168,386	30,935
Net gap position as a percentage of total assets		(4.52%)	0.29%	5.19%	0.95%

1 Balances of available secrities are shown at amortized cost

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2010. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report on Form 10-Q the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

July 1, 2010 through July 31, 2010	1,154	$37.70	0	143,500

August 1, 2010 through August 31, 2010	481	38.21	0	143,500

September 1, 2010 through September 30, 2010	0	0	0	143,500

Total	1,635	$37.85	0	143,500

On July 22, 2008, the Company’s Board of Directors approved a stock repurchase plan (the “2008 Plan”). The 2008 Plan authorizes the repurchase of up to 150,000 shares of the Company’s outstanding common stock over a two-year period. The Company did not purchase any shares under the 2008 Plan during the third quarter of 2010.

Included in the table above are 1,635 shares purchased in the open market during the third quarter of 2010, at an average cost of $37.85, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, for delivery as part of the director deferred compensation under that plan. Shares purchased under the rabbi trust are not part of the 2008 Plan.

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

Date: November 09, 2010

TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine
Stephen S. Romaine
President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Pages

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	46

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	47

32.1	Certification of Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350	48

32.2	Certification of Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350	49