Form 10-K
period 2010-12-31
TOMPKINS FINANCIAL CORP
filed 2011-03-17
CIK 1005817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S232.405 of this chapter)during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*
Yes ☐ No ☐.

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
Yes ☐ No ☒.

The aggregate market value of the registrant’s voting stock held by non-affiliates was $338,111,650 on June 30, 2010, based on the closing sales price of a share of the registrant’s common stock, $.10 par value (the “Common Stock”), as reported on the NYSE-Amex, on such date.

The number of shares of the registrant’s Common Stock outstanding as of March 1, 2011, was 10,923,380 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2011 Annual Meeting of stockholders to be held on May 16, 2011 which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, are incorporated by reference into Part III of this Form 10-K where indicated.

TOMPKINS FINANCIAL CORPORATION

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2010

PART I

Item 1. Business

The disclosures set forth in this Item1. Business are qualified by the section captioned “Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report and other cautionary statements set forth elsewhere in this Report.

General

Tompkins Financial Corporation, (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, insurance, and brokerage services. The Company’s subsidiaries include: three wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile, The Mahopac National Bank (“Mahopac National Bank”) and AM&M Financial Services, Inc., a wholly owned registered investment advisor (“AM&M”); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). AM&M and the trust division of the Trust Company provide a full array of investment services under the Tompkins Financial Advisors division, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (607) 273-3210. The Company’s common stock is traded on the NYSE-Amex under the Symbol “TMP.”

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

The Company’s strategic initiatives include diversification within its markets, growth of its fee-based businesses, and growth internally and through acquisitions of financial institutions, branches, and financial services businesses. As such, the Company from time to time considers acquiring banks, thrift institutions, branch offices of banks or thrift institutions, or other businesses within markets currently served by the Company or in other locations that would complement the Company’s business or its geographic reach. The Company generally targets merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. The Company has pursued acquisition opportunities in the past, and continues to review new opportunities.

The Company did not make any acquisitions in 2010 and 2009. In 2008, the Company acquired Sleepy Hollow Bancorp, Inc., (“Sleepy Hollow”), a privately held bank holding company located in Sleepy Hollow, New York. The cost of the Sleepy Hollow acquisition was approximately $30.5 million, including acquisition related costs of approximately $234,000. Upon completion of the Sleepy Hollow acquisition, Sleepy Hollow Bank, the wholly-owned subsidiary of Sleepy Hollow, was merged into Mahopac National Bank, and its five full service offices and one limited service office, all in Westchester County, New York, became offices of Mahopac National Bank. Additional information on acquisitions is provided in “Note 2 Mergers and Acquisitions” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

Although Tompkins is a corporate entity, legally separate and distinct from its affiliates, bank holding companies such as Tompkins are generally required to act as a source of financial strength for their banking subsidiaries. Tompkins’ principal source of income is dividends from its subsidiaries. There are certain regulatory restrictions on the extent to which these subsidiaries can pay dividends or otherwise supply funds to Tompkins. See the section “Supervision and Regulation” for further details.

Narrative Description of Business

Information about the Company’s business segments are included in “Note 22 Segment and Related Information” in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report. The Company has identified two business segments, banking and financial services. Financial services activities consist of the results of the Company’s trust, financial planning and wealth management services, broker-dealer services, and insurance and risk management operations. All other activities are considered banking.

Banking services consist primarily of attracting deposits from the areas served by the Company’s banking subsidiaries’ 45 banking offices and using those deposits to originate a variety of commercial loans, agricultural loans, consumer loans, real estate loans, and leases in those same areas. The Company’s lending function is managed within the guidelines of a comprehensive Board-approved lending policy. Policies and procedures are reviewed on a regular basis. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. The Company has an independent third party loan review process that reviews and validates the risk identification and assessment made by the lenders and credit personnel. The results of these reviews are presented to the Board of Directors of each of the Company’s banking subsidiaries, and the Company’s Audit Committee.

Residential real estate mortgage loans are generally underwritten in accordance with Federal Home Loan Mortgage Corporation (“FHLMC”) guidelines, which enhance the liquidity of these lending products. The Company’s subsidiary banks have sold residential mortgage loans to FHLMC over the past several years to manage exposure to changing interest rates and to take advantage of favorable market conditions. The Company’s subsidiary banks retain the servicing of the loans sold to FHLMC and record a servicing asset at the time of sale. For additional details on loan sales, refer to the section entitled “Loans and Leases” elsewhere in this Report.

The Company maintains a portfolio of securities such as obligations of U.S. government agencies and U.S. government sponsored entities, obligations of states and political subdivisions thereof, and equity securities. Management typically invests in securities with short to intermediate average lives in order to better match the interest rate sensitivities of its assets and liabilities. Investment decisions are made within policy guidelines established by the Company’s Board of Directors. The investment policy is based on the asset/liability management goals of the Company, and is monitored by the Company’s Asset/Liability Management Committee. The intent of the policy is to establish a portfolio of high quality diversified securities, which optimizes net interest income within safety and liquidity limits deemed acceptable by the Asset/Liability Management Committee.

Financial services consist of providing insurance, financial planning and wealth management, and trust services to individuals and businesses in the Company’s market area.  The Company has expanded its financial services segment over the past ten years.  In that time period, the Company has acquired nine small insurance agencies and successfully consolidated them into one insurance agency.  In 2006, the Company acquired AM&M, a financial planning and wealth management company, to complement its existing trust and investment services businesses.  In 2010, the Company unified the branding of its trust and investment services business and its wealth management and financial planning business and began marketing these services under Tompkins Financial Advisors.

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

Retail Services
The Company’s subsidiary banks provide a variety of retail banking services including checking accounts, savings accounts, time deposits, IRA products, brokerage services, residential mortgage loans, personal loans, home equity loans, credit cards, debit cards and safe deposit services. Retail services are accessible through a variety of delivery systems including branch facilities, ATMs, voice response, Internet banking, and remote deposit services.

Trust and Investment Management Services
The Company offers a comprehensive suite of financial services to customers, including trust and estate services, investment management, and financial and insurance planning. These services are offered through Tompkins Investment Services (“TIS”), a division of Tompkins Trust Company, and AM&M. In 2010, the Company unified these services under the Tompkins Financial Advisors brand name. Tompkins Financial Advisors has office locations at all three of the Company’s subsidiary banks, and provides a full range of money management services, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services.

Broker-Dealer Services
AM&M operates a broker-dealer subsidiary, Ensemble Financial Services, Inc., which is an outsourcing company for financial planners and investment advisors.

Insurance Services
The Company provides property and casualty insurance services and employee benefits consulting through Tompkins Insurance. Tompkins Insurance is an independent insurance agency, representing many major insurance carriers. Tompkins Insurance has automated systems for record keeping, claim processing and coverage confirmation, and can provide insurance pricing comparisons from a wide range of insurance companies. Tompkins Insurance provides employee benefits consulting to employers in Western and Central New York, assisting them with their medical, group life insurance and group disability insurance. In addition to its seven stand-alone offices, Tompkins Insurance shares several offices with The Bank of Castile and The Trust Company. AM&M also provides insurance services for financial planning and wealth management clients, offering customized risk management plans using life, disability and long-term care insurance products.

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

Tompkins Trust Company (the “Trust Company”)
The Trust Company is a New York State-chartered commercial bank that has operated in Ithaca, New York and surrounding communities since 1836. The Trust Company operates 15 banking offices, including 2 limited-service banking offices in the counties of Tompkins, Cortland, Cayuga and Schuyler, New York. The Trust Company’s largest market area is Tompkins County, which has a population of approximately 102,000. Education plays a significant role in the Tompkins County economy with Cornell University and Ithaca College being two of the county’s major employers. The Trust Company has a full-service office in Cortland, New York and a full-service office in Auburn, New York. Both of these offices are located in counties contiguous to Tompkins County.

The Bank of Castile (“The Bank of Castile”)
The Bank of Castile is a New York State-chartered commercial bank and conducts its operations through its 15 banking offices, in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. The main business office for The Bank of Castile is located in Batavia, New York and is shared with Tompkins Insurance. The Bank of Castile serves a five-county market, much of which is rural in nature, but also includes Monroe County, where the city of Rochester is located. The population of the counties served by The Bank of Castile, other than Monroe, is approximately 204,000. The Bank of Castile’s lending portfolio includes loans to the agricultural industry.

The Mahopac National Bank (“Mahopac National Bank”)
Mahopac National Bank operates 15 banking offices, including 1 limited-service office in counties north of New York City.  The 15 banking offices include 5 full-service offices in Putnam County, New York, 3 full-service offices in Dutchess County, New York, and 6 full-service offices, and 1 limited-service office in Westchester County, New York.  Mahopac’s presence in Westchester County increased with the May 9, 2008 acquisition of Sleepy Hollow Bancorp, Inc. (“Sleepy Hollow”).  At the time of the acquisition, Sleepy Hollow Bank, the wholly-owned subsidiary of Sleepy Hollow, operated 5 full-service offices and 1 limited-service facility, all in Westchester County, New York.  Upon completion of the Sleepy Hollow acquisition, Sleepy Hollow Bank was merged into Mahopac National Bank.

Putnam County has a population of approximately 99,000 and is about 60 miles north of Manhattan. Dutchess County has a population of approximately 294,000, and Westchester County has a population of approximately 956,000. All three counties have seen an increase in the unemployment rate as a result of the downturn in the State and national economies.

Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”)
Tompkins Insurance is headquartered in Batavia, New York, and offers property and casualty insurance to individuals and businesses primarily in Western and Central New York. Over the past several years, Tompkins Insurance has acquired smaller insurance agencies generally in the market areas serviced by the Company’s banking subsidiaries. Tompkins Insurance offers services to customers of the Company’s banking subsidiaries by sharing offices with The Bank of Castile and The Trust Company. In addition to these shared offices, Tompkins Insurance has four stand-alone offices in Western New York and two stand-alone offices in Tompkins County, New York.

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

Tompkins Capital Trust I
Tompkins Capital Trust I is a Delaware statutory business trust formed in 2009. In 2009, Tompkins Capital Trust I issued $20.5 million of trust preferred securities and lent the proceeds to the Company to support business growth and for general corporate purposes. The Company guarantees, on a subordinated basis, payments of distributions on the trust preferred securities and payments on the redemption of the trust preferred securities. In accordance with the applicable accounting standards related to variable interest entities, the accounts of Tompkins Capital Trust I are not included in the Company’s consolidated financial statements. However, the $20.5 million of fixed rate (7%) trust preferred securities issued by Tompkins Capital Trust I are included in the Tier 1 capital of the Company for regulatory capital purposes pursuant to regulatory guidelines.

Sleepy Hollow Capital Trust I
Sleepy Hollow Capital Trust I, a Delaware statutory business trust, was formed in August 2003 and issued $4.0 million of floating rate (three-month LIBOR plus 305 basis points) trust preferred securities. The Company acquired Sleepy Hollow Capital Trust I through the acquisition of Sleepy Hollow Bancorp, Inc. in May 2008.

For additional details on Tompkins Capital Trust I and Sleepy Hollow Capital Trust I refer to “Note 12 Trust Preferred Debentures” in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Competition

Competition for commercial banking and other financial services is strong in the Company’s market areas. In one or more aspects of its business, the Company’s subsidiaries compete with other commercial banks, savings and loan associations, credit unions, finance companies, Internet-based financial services companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Some of these competitors have substantially greater resources and lending capabilities and may offer services that the Company does not currently provide. In addition, many of the Company’s non-bank competitors are not subject to the same extensive Federal regulations that govern financial holding companies and Federally-insured banks.

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

The Company’s financial services subsidiaries are subject to examination and regulation by various regulatory agencies, including the New York State Insurance Department, Securities and Exchange Commission (“SEC”), and the Financial Industry Regulatory Authority (“FINRA”). The trust division of Tompkins Trust Company is subject to examination and comprehensive regulation by the FDIC and NYSBD.

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

Support of Subsidiary Banks
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), codifies the Federal Reserve Board’s longstanding policy of requiring bank holding companies to act as a source of financial and managerial strength to their subsidiary banks, as a statutory requirement. Under this requirement, Tompkins is expected to commit resources to support its banking subsidiaries, including at times when it may not be advantageous for Tompkins to do so. Any capital loans by a bank holding company to any of its subsidiary banks are subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

Transactions with Affiliates and Other Related Parties
There are Federal laws and regulations that govern transactions between the Company’s non-bank subsidiaries and its banking subsidiaries. These laws establish certain quantitative limits and other prudent requirements for loans, purchases of assets, and certain other transactions between a member bank and its affiliates. In general, transactions between the banking subsidiaries and its non-bank subsidiaries must be on terms and conditions, including credit standards, that are substantially the same or at least as favorable to the banking subsidiaries as those prevailing at the time for comparable transactions involving non-affiliated companies. The Dodd-Frank Act significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization.

The Company’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O as promulgated by the Federal Reserve. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors.

Mergers and Acquisitions
The Bank Holding Company Act requires bank holding companies to obtain the prior approval of the Federal Reserve Board before: (1) it may acquire direct or indirect ownership or control of any voting share of any bank or savings and loan association, if after such acquisition, the bank holding company will directly or indirectly own or control 5% or more of the voting shares of the institution; (2) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of and bank or savings and loan association; or (3) it may merge or consolidate with any other bank holding company.

Capital Adequacy
The FRB, the OCC and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking institutions. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier I capital and total capital to risk-weighted assets. For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of three tiers, depending upon type:

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

Market Risk Capital (Tier 3). Tier 3 capital includes qualifying unsecured subordinated debt.

The regulators have established minimum capital ratios for bank holding companies, including financial holding companies, and depository institutions. Tompkins, like other bank holding companies, is required to maintain Tier 1 capital and “total capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets. The bank subsidiaries, like other depository institutions, are required to maintain similar capital levels under capital adequacy guidelines. For a depository institution to be “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively.

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

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III. Basel III proposes to increase the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%. This capital conservation buffer also increases the minimum Tier 1 capital ratio from 6% to 8.5% and the minimum total capital ratio from 8% to 10.5%. In addition, Basel III introduces a counter-cyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. The Basel III capital and liquidity standards will be phased in over a multi-year period. The final package of Basel III reforms was submitted to the Seoul G20 Leaders Summit in November 2010 for endorsement by G20 leaders, and then will be subject to individual adoption by member nations, including the United States. The Federal Reserve will likely implement changes to the capital adequacy standards applicable to the Company and our subsidiary banks in light of Basel III.

In light of the recent economic downturn, bank regulatory agencies have been requiring many banks to maintain higher minimum capital ratios. This is particularly true in the case of institutions with significant commercial real estate loan portfolios and/or increasing levels of non-performing assets, such as Mahopac National Bank, one of the Company’s three banking subsidiaries. During the first quarter of 2010, the OCC notified the Company that it was requiring Mahopac National Bank, one of the Company’s three banking subsidiaries, to maintain certain minimum capital ratios at levels higher than those otherwise required by applicable regulations. Mahopac has agreed to maintain a Tier 1 capital to average assets ratio of 8.0%, a Tier 1 risk-based capital to risk-weighted capital ratio of 10.0% and a Total risk-based capital to risk-weighted assets ratio of 12.0%. Mahopac exceeded these minimum requirements at the time of the notification and continues to maintain ratios above these minimums. Since Mahopac’s capital ratios were above the minimum requirements at the time of notification, there was not a material impact to Mahopac or the Company. As of December 31, 2010, Mahopac had a Tier 1 capital to average assets ratio of 8.7%, a Tier 1 risk-based capital to risk-weighted capital ratio of 12.6% and a Total risk-based capital to risk-weighted assets ratio of 13.9%. As of December 31, 2010, the capital ratios for the Company’s other two subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

For further information concerning the regulatory capital requirements, actual capital amounts and the ratios of Tompkins and its bank subsidiaries, see the discussion in “Note 20 Regulations and Supervision” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Deposit Insurance
The Bank’s deposits are insured to the maximum extent permitted by the Deposit Insurance Fund (“DIF”). Upon enactment of the Emergency Economic Stabilization Act of 2008 on October 3, 2008, federal deposit insurance coverage levels under the DIF temporarily increased from $100,000 to $250,000 per deposit category, per depositor, per institution, through December 31, 2009. On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase through December 31, 2013. The Dodd-Frank Act permanently increases the maximum amount of deposit insurance to $250,000 per deposit category, per depositor, per institution retroactive to January 1, 2008, and noninterest-bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The FDIC has implemented a risk-based assessment system under which FDIC-insured depository institutions pay annual premiums at rates based on their risk classification. A bank’s risk classification is based on its capital levels and regulatory rating. Regulatory ratings reflect the applicable bank regulatory agency’s evaluation of the depository institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk. Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to the DIF) pay assessments at higher rates than institutions that pose a lower risk. A decrease in a bank’s capital ratios or the occurrence of events that have an adverse effect on a bank’s asset quality, management, earnings or liquidity could result in a substantial increase in deposit insurance premiums paid by a bank, which would adversely affect earnings. In addition, the FDIC can impose special assessments in certain instances. The range of assessments in the risk-based system is a function of the reserve ratio in the DIF. Each insured institution is assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and, including potential adjustments to reflect an institution’s risk profile, currently range from seven to twenty-four basis points for the healthiest institutions (Risk Category I) to 77.5 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.

On May 22 2009, the FDIC approved a final rule for a special assessment of 5 basis points on each insured depository institution’s assets minus Tier 1 capital; not to exceed 10 basis points of the institution’s risk-based assessment as of June 30, 2009, to restore the DIF. The Company’s subsidiary banks paid a special assessment in the aggregate amount of $1.4 million in 2009.

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly insurance premium for the fourth quarter of 2009, and all of 2010, 2011 and 2012. For purposes of calculating the assessment; beginning on September 29, 2009, the FDIC increased annual assessment rates uniformly by 3 basis points beginning in 2011. In addition, an institution’s third quarter 2009 assessment base was increased quarterly at a 5 percent annual growth rate through the end of 2012. On December 30, 2009, the Company paid $12.2 million related to the 3 year premium FDIC insurance prepayments for its subsidiary banks. As of December 31, 2010, $8.1 million of prepaid deposit insurance assessments is included in other assets in the Consolidated Statements of Financial Condition.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will forego the uniform three-basis point increase in initial assessment rates scheduled to take place on January 1, 2011 and maintain the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

In November 2010, the FDIC issued a notice of proposed rulemaking to change the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act, effective April 1, 2011. The FDIC also issued a notice of proposed rulemaking to revise the deposit insurance assessment system for large institutions. The FDIC proposed to create a two tier system—one for most large institutions that have more than $10 billion in assets, and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. The Company’s subsidiary banks are not affected by these proposals.

On February 9, 2011, the FDIC adopted a final rule which redefines the deposit insurance assessment base as required by the Dodd-Frank Act. The final rule sets the deposit insurance assessment base as average consolidated total assets minus average tangible equity. It also sets a new assessment rate schedule which reflects assessment rate adjustments including potentially reduced rates tied to unsecured debt and potentially increased rates for brokered deposits. The final rule generally becomes effective on April 1, 2011.

FDIC insurance expense totaled $3.8 million, $5.0 million and $933,000 in 2010, 2009 and 2008, respectively. FDIC insurance expense includes deposit insurance assessments, assessments related to participation in the Temporary Liquidity Guaranty Program (“TLGP”) program, and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. Insurance expense in 2009 also included a special deposit insurance assessment of $1.4 million. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation. Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, the Company’s banking subsidiaries received a one-time assessment credit of $1.0 million to be applied against future deposit insurance assessments, subject to certain limitations. This credit was utilized to offset $370,000 of deposit insurance assessments during 2008. The Company paid FICO assessments of $261,000 in 2010, $246,000 in 2009 and $225,000 in 2008.

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

Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance, accounting and reporting requirements for companies that have securities registered under the Securities Exchange Act of 1934. These requirements include: (1) requirements for audit committees, including independence and financial expertise; (2) certification of financial statements by the chief executive officer and chief financial officer of the reporting company; (3) standards for auditors and regulation of audits; (4) disclosure and reporting requirements for the reporting company and directors and executive officers; and (5) a range of civil and criminal penalties for fraud and other violations of securities laws.

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

Effective July 1, 2010, a new federal banking rule under the Electronic Fund Transfer Act prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machines (“ATM”) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those type of transactions. If a consumer does not opt in, any ATM transaction or debit that overdraws the consumer’s account will be denied. Overdrafts on the payment of checks and regular electronic bill payments are not covered by this new rule. Before opting in, the consumer must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. Financial institutions must provide consumers who do not opt in with the same account terms, conditions and features (including pricing) that they provide to consumers who do opt in. The Company did see a reduction in overdraft fees as a result of the adoption of the new rule. The Company cannot provide any assurance as to the ultimate impact of this rule on the amount of overdraft/insufficient funds charges reported in future periods.

Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act contains numerous and wide-ranging reforms to the structure and operation of the U.S. financial system. Among the Dodd-Frank Act’s significant regulatory changes are (i) the imposition of more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios and prohibiting new trust preferred issuances from counting as Tier 1 capital; (ii) making permanent the temporary increase in FDIC deposit insurance coverage from $100,000 to $250,000 and providing for unlimited deposit insurance on noninterest-bearing transaction accounts, together with an increase in the minimum Deposit Insurance Fund reserve requirement and a change in the assessment base from deposits to net assets; (iii) the creation of the Bureau of Consumer Financial Protection, a new financial consumer protection agency, which is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance; (iv) provisions permitting states to adopt stricter consumer protection laws and permitting state attorneys general to enforce rules issued by the Bureau of Consumer Financial Protection; (v) increased regulation of derivatives and hedging transactions and restrictions on the Company’s ability to engage in certain proprietary trading and investing activities; (vi) limitations on debit card interchange fees; (vii) the imposition of new disclosure and other requirements related to corporate governance and executive compensation; (viii) the creation of the Financial Stability Oversight Council, with responsibility for identifying and monitoring systemic risks posed by financial firms, activities and practices; and (ix) the repeal of the federal prohibitions on the payment of interest on demand deposits, therby permitting depository institutions to pay interest on business transaction and other accounts.

The Company is currently evaluating the potential impact of the Act on its business, financial condition and results of operations. While many of the provisions in the Dodd-Frank Act are applicable to larger institutions (greater than $10 billion in assets), management expects that some provisions of the Dodd-Frank Act may have adverse effects on the Company, such as the cost of complying with numerous new regulations and disclosure and reporting requirements mandated by the Dodd-

Frank Act. Portions of the Dodd-Frank Act become effective at different times, and many of the Dodd-Frank Act’s provisions consist of general statements directing various regulators to issue more detailed rules. Consequently, the full scope of the Dodd-Frank Act’s impact on the financial system in general and the Company in particular cannot be predicted at this time.

Incentive Compensation
In June 2010, the FRB, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Management believes the current and past compensation practices of the Company do not encourage excessive risk taking or undermine the safety and soundness of the organization.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In February 2011, the FRB, the OCC and the FDIC approved a joint proposed rulemaking to implement Section 956 of the Dodd-Frank Act, which prohibits incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and that are deemed to be excessive, or that may lead to material losses.

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

Employees

At December 31, 2010, the Company had 766 employees, approximately 81 of whom were part-time. No employees are covered by a collective bargaining agreement and the Company believes its employee relations are excellent.

Available Information

The Company maintains a website at www.tompkinsfinancial.com. The Company makes available free of charge through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, its proxy statements related to its annual shareholders’ meetings, and amendments to these reports or statements, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (the “SEC”). Copies of these reports are also available at no charge to any person who requests them, with such requests directed to Tompkins Financial Corporation, Investor Relations Department, The Commons, Ithaca, New York 14851, telephone no. (607) 273-3210. Materials that the Company files with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. This information may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company is not including the information contained on the Company’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K, or into any other report filed with or furnished to the SEC by the Company.

Item 1A. Risk Factors

The Company’s business, operating results, financial condition, liquidity, and cash flow may be impacted by numerous factors, including but not limited to those discussed below. These items may cause the Company’s results to vary materially from recent results.

Risks Related to the Company’s Business

Repayment of the Company’s commercial business loans is often dependent on the cash flows of the borrower, which may be difficult to predict, and the collateral securing these loans may fluctuate in value.

The Company offers different types of commercial loans to a variety of businesses. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. The Company’s commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers’ cash flow may be difficult to predict, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower. As of December 31, 2010, commercial and commercial real estate loans totaled $1.1 billion or 56.9% of total loans.

As part of the Company’s commercial business lending activities, the Company’s subsidiary banks originate agricultural loans, consisting of agricultural real estate loans and agricultural operating loans. As of December 31, 2010, $114.4 million or 6.0% of the Company’s total loan portfolio consisted of agriculturally-related loans, including $48.5 million in agricultural real estate loans and $65.9 million in agricultural operating loans. Payments on agricultural loans, primarily dairy loans, are typically dependent on the profitable operation or management of the related farm property. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields, declines in market prices for agricultural products and the impact of governmental regulations and subsidies. In 2009, low milk prices and generally weak economic conditions led to weak financial results for many farms in the Company’s primary market areas, which led to an increase in the Company’s internally criticized and classified agricultural loans. In 2010, milk prices rebounded and many of the Company’s agricultural customers reported improved operating results and financial conditions, which led to an upgrade in risk ratings for several agricultural loans. Many farms are dependent upon a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. While agricultural operating loans are generally secured by a blanket lien on the farm’s operating assets, any repossessed collateral in respect of a defaulted loan may not provide an adequate source of repayment of the outstanding balance as a result of the greater likelihood of damage, loss or depreciation.

Declines in asset values may result in impairment charges and may adversely affect the value of the Company’s investments, financial performance, and capital.

A majority of the Company’s investment portfolio is comprised of securities which are collateralized by residential mortgages. These residential mortgage-backed securities include securities of U.S. government agencies, U.S. government-sponsored entities, and private-label collateralized mortgage obligations (“CMOs”). The Company’s securities portfolio also includes obligations of U.S. government-sponsored entities, obligations of states and political subdivisions thereof, U.S. corporate debt securities and equity securities. A more detailed discussion of the investment portfolio, including types of securities held, the carrying and fair values, and contractual maturities is provided in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report. The fair value of investments in the Company’s portfolio has become increasingly volatile over the past two years. The fair value of investments may be affected by factors other than the underlying performance of the issuer or composition of the obligations themselves, such as rating downgrades, adverse changes in the business climate and a lack of liquidity for resale of certain investment securities. The Company periodically, but not less than quarterly, evaluates investments and other assets for impairment indicators. Under U.S. generally accepted accounting principles, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings to the extent the impairment is related to credit losses. The amount of the impairment related to other non-credit related factors for available-for-sale securities is recognized in other comprehensive income provided that the Company does not intend to sell the underlying debt security and it is more-likely-than not that the Company would not have to sell the debt security prior to recovery of the unrealized loss, which may be to maturity. If the Company intended to sell any securities with an unrealized loss or it is more-likely-than not that the Company would be required to sell the investment securities, before recovery of their amortized cost basis, then the entire unrealized loss would be recorded in earnings. The fair value of certain investments in the Company’s securities portfolio, and the amount of any recorded charges for other-than-temporary impairment (“OTTI”) during the most recent fiscal year, are discussed in Part II, Item 8 of this Report on Form 10-K. With the national downturn in real estate markets and the high mortgage delinquency and foreclosure rates, investors are concerned about these types of securities. Given the market conditions and the significant judgments involved, there is risk that further declines in fair value may occur and additional OTTI charges may be recorded in earnings in future periods. The current market environment limits the Company’s ability to mitigate its exposure to valuation changes in its CMOs by selling them. This impairment could negatively impact the Company’s earnings and capital position.

The Company may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of counterparty relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry. The most important counterparty for the Company, in terms of liquidity, is the Federal Home Loan Bank of New York (“FHLBNY”). The Company uses FHLBNY as its primary source of overnight funds and also has long-term advances and repurchase agreements with FHLBNY. The Company has placed sufficient collateral in the form of commercial and residential real estate loans at FHLBNY. In addition, the Company is required to hold stock in FHLBNY. The amount of borrowed funds and repurchase agreements with the FHLBNY, and the amount of FHLBNY stock held by the Company, at its most recent fiscal year end are discussed in Part II, Item 8 of this Report on Form 10-K.

There are 12 branches of the FHLB, including New York. The FHLBNY is jointly and severally liable along with the other Federal Home Loan Banks for the consolidated obligations issued on behalf of the Federal Home Loan Banks through the Office of Finance. Dividends on, redemption of, or repurchase of shares of the FHLBNY’s capital stock can not occur unless the principal and interest due on all consolidated obligations have been paid in full. If another Federal Home Loan Bank were to default on its obligation to pay principal or interest on any consolidated obligations, the Federal Home Loan Finance Agency (the “Finance Agency”) may allocate the outstanding liability among one or more of the remaining Federal Home Loan Banks on a pro rata basis or on any other basis the Finance Agency may determine. As a result, the FHLBNY’s ability to pay dividends on, to redeem, or to repurchase shares of capital stock could be affected by the financial condition of one or more of the other Federal Home Loan Banks. However, no Federal Home Loan Bank has ever defaulted on its debt since the FHLB System was established in 1932.

Systemic weakness in the FHLB could result in higher costs of FHLB borrowings, reduced value of FHLB stock, and increased demand for alternative sources of liquidity that are more expensive, such as brokered time deposits, the discount window at the Federal Reserve, or lines of credit with correspondent banks.

The Company relies on cash dividends from its subsidiaries to fund its operations, and payment of those dividends could be discontinued at any time.

The Company is a financial holding company whose principal assets and sources of income are its wholly-owned subsidiaries. The Company is a separate and distinct legal entity from its subsidiaries, and therefore the Company relies primarily on dividends from these banking and other subsidiaries to meet its obligations and to provide funds for the payment of dividends to the Company’s shareholders, to the extent declared by the Company’s board of directors. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company and impose regulatory capital and liquidity requirements on the Company and its banking subsidiaries. In addition, as discussed in greater detail in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report, during the first quarter of 2010 the OCC notified the Company that it was requiring Mahopac National Bank to maintain certain minimum capital ratios at levels higher than those otherwise required by applicable regulations, which could limit that subsidiary’s ability to pay dividends to the Company. Further, as a holding company, the Company’s right to participate in a distribution of assets upon the liquidation or reorganization of a subsidiary is subject to the prior claims of the subsidiary’s creditors (including, in the case of the Company’s banking subsidiaries, the banks’ depositors). The inability to receive dividends from its subsidiaries materially and adversely affects the Company’s liquidity and its ability to service its debt, pay its other obligations, or pay cash dividends on its common or preferred stock, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s business may be adversely affected by conditions in the financial markets and local and national economies.

General economic conditions impact the banking and financial services industry. The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of collateral securing these loans, is highly dependent upon the business environment in the markets where the Company operates. Although the Company serves numerous market areas within New York State, the Company is still dependent on the economic conditions of New York. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to repayment ability and collateral protection as well as reduced demand for the services offered by the Company’s two business segments. Economic conditions have been weak over the last three years as evidenced by a weak housing market with falling home prices and rising foreclosures, higher unemployment, difficulties in financial and credit markets, slowdown in consumer spending, a decrease in consumer confidence, and generally reduced business activity across a wide range of industries and regions in the U.S. While economic conditions have started to show signs of improvement, there can be no assurance that this improvement will continue. A downturn in the economy or financial markets could adversely affect the credit quality of the Company’s loan portfolio, results of operations and financial condition.

The Company is subject to interest rate risk.

The Company’s earnings, financial condition and liquidity are susceptible to fluctuations in market interest rates. This exposure is a result of assets and liabilities repricing at different times and by different amounts as interest rates change. Net interest income, which is the difference between interest earned on loans and investments and interest paid on deposits and borrowings, is the largest component of the Company’s total revenues. The level of net interest income is dependent upon the volume and mix of interest-earning assets and interest-bearing liabilities, the level of nonperforming assets, and the level and trend of interest rates. Changes in market interest rates will also affect the level of prepayments on the Company’s loans and payments on mortgage-backed securities, resulting in the receipt of proceeds that may be reinvested at a lower rate than the loan or mortgage-backed security being prepaid. Interest rates are highly sensitive to many factors, including: inflation, economic growth, employment levels, monetary policy and international markets. Significant fluctuations in interest rates could have a material adverse affect on the Company’s earnings, financial condition, and liquidity.

The Company manages interest rate risk using an income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the potential effect of interest rate shifts on net interest income for future periods. Each quarter the Company’s Asset/Liability Management Committee reviews the simulation results to determine whether the exposure of net interest income to changes in interest rates remains within Board-approved levels. The Committee also discusses strategies to manage this exposure and incorporates these strategies into the investment and funding decisions of the Company. In addition, the Company has focused on expanding its fee-based business to help mitigate its exposure to fluctuations in interest rates.

For additional information about how the Company manages its interest rate risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of this Report.

The Company is subject to liquidity risk.

Liquidity risk refers to the Company’s ability to ensure sufficient cash flow and liquid assets are available to satisfy current and future financial obligations, including demand for loans and deposits withdrawals, funding operating costs, and for other corporate purposes. In addition to cash flow and short-term investments, the Company obtains funding through deposits and various short-term and long-term wholesale borrowings, including Federal funds purchased and securities sold under agreements to repurchase, brokered certificates of deposit, and borrowings from the Federal Home Loan Bank of New York (“FHLBNY”) and others. The Company also maintains available lines of credit with the FHLBNY that are secured by loans. Management closely monitors its liquidity position for compliance with internal policies and is comfortable that available sources of liquidity are adequate to meet funding needs in the normal course of business.

The Company operates in a highly regulated environment and may be adversely impacted by changes in laws and regulations.

The Company is subject to extensive state and federal laws and regulations, supervision, and legislation that affect how it conducts its business. The majority of these laws and regulations are for the protection of consumers, depositors and the deposit insurance funds. The regulations influence such things as the Company’s lending practices, capital structure, investment practices, and dividend policy. The Dodd-Frank Act, enacted in July 2010, represents a comprehensive overhaul of the financial services industry in the United States and requires federal agencies to implement many new rules. Any changes to state and federal banking laws and regulations may negatively impact the Company’s ability to expand services and to increase shareholder value. There can also be significant costs related to compliance with various laws and regulations. The Company has established an extensive internal control structure to ensure compliance with governing laws and regulations, including those related to financial reporting. Refer to “Supervision and Regulation” for additional information on laws and regulations.

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

The Company operates in a highly competitive industry and market areas.

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

The Company’s information systems may experience an interruption or breach in security.

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

Risks Associated with the Company’s Common Stock

The Company’s stock price maybe volatile.

The Company’s stock price can fluctuate widely in response to a variety of factors, including: actual or anticipated variations in our operating results; recommendations by securities analysts; significant acquisitions or business combinations; operating and stock price performance of other companies that investors deem comparable to Tompkins; new technology used, or services offered by our competitors; news reports relating to trends, concerns and other issues in the financial services industry; and changes in government regulations. Other factors, including general market fluctuations, industry-wide factors and economic and general political conditions and events, including terrorist attacks, economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations, may adversely affect the Company’s stock price even though they do not directly pertain to the Company’s operating results,

The trading volume in our common stock is less than that of other larger financial services companies, which may adversely affect the price of our common stock.

The Company’s common stock is traded on the New York Stock Exchange (NYSE). The trading volume in the Company’s common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of the Company’s common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

An investment in our common stock is not an insured deposit.

The Company’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Company’s common stock, you may lose some or all of your investment.

Dividend Payouts

Holders of Tompkins’ common stock are only entitled to receive such dividends as its board of directors may declare out of funds legally available for such payments. Tompkins has historically declared cash dividends on its common stock. Tompkins is not required to pay dividends on its common stock and could reduce or eliminate its common stock dividend in the future. This could adversely affect the market price of Tompkins’ common stock. Also, Tompkins is a bank holding company, and its ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s executive offices are located at 110 North Tioga Street, Ithaca, New York. The Company’s banking subsidiaries have 45 branch offices, of which 28 are owned and 17 are leased at market rates. The Company’s insurance subsidiary has 5 stand-alone offices, of which 3 are owned by the Company and 2 are leased at market rents. The Company’s wealth management and financial planning subsidiary has 1 office, which it leases at a market rent. Management believes the current facilities are suitable for their present and intended purposes. For additional information about the Company’s facilities, including rental expenses, see “Note 8 Premises and Equipment” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Item 3. Legal Proceedings

The Company is involved in legal proceedings in the normal course of business, none of which are expected to have a material adverse impact on the financial condition or results of operations of the Company.

Executive Officers of the Registrant

The information concerning the Company’s executive officers is provided below as of March 1, 2011.

Name	Age	Title	Year Joined Company
Stephen S. Romaine	46	President and CEO	January 2000
James W. Fulmer	59	Vice Chairman of the Board	January 2000
Robert B. Bantle	59	Executive Vice President	March 2001
David S. Boyce	44	Executive Vice President	January 2001
Francis M. Fetsko	46	Executive Vice President and CFO	October 1996
Gregory J. Hartz	50	Executive Vice President	August 2002
Gerald J. Klein, Jr.	52	Executive Vice President	January 2000
Thomas J. Rogers	40	Executive Vice President	January 2006
Kathleen M. Rooney	58	Executive Vice President	April 2004
Richard W. Page, Jr.	49	Senior Vice President and Chief Technology Officer	August 2008

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

James W. Fulmer has served as Vice Chairman since January 1, 2007, and Director of the Company since 2000. From 2000 through 2006 he served as President of the Company. He has also served as a Director of The Bank of Castile since 1988 and as its Chairman since 1992. Effective December 18, 2002, he assumed the additional responsibilities of President and Chief

Executive Officer of The Bank of Castile. Mr. Fulmer has served as a Director of Mahopac National Bank since 1999, as Chairman of Tompkins Insurance Agencies since January 1, 2001, and as Chairman of AM&M Financial Services, Inc. since January 2006. He served as the President and Chief Executive Officer of Letchworth Independent Bancshares Corporation from 1991 until its merger with the Company in 1999. Mr. Fulmer also served as the Chief Executive Officer of The Bank of Castile from 1996 through April 2000. He was elected to the Board of the Federal Home Loan Bank in 2006, effective January 2007.
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

Richard W. Page, Jr. has been employed with Tompkins since 2007 as its Senior Vice President and Chief Technology Officer. He was made a Senior Vice President of the Company, effective August 4, 2008. He formerly served as Business Transformation Executive with IBM.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividend Information

The Company’s common stock is traded under the symbol “TMP” on the NYSE-Amex (the “Exchange”). The high and low closing sale prices, which represent actual transactions as quoted on the Exchange, of the Company’s common stock for each quarterly period in 2009 and 2010 are presented below. The per share dividends paid by the Company in each quarterly period in 2009 and 2010 and the payment dates of these dividends are also presented below.

		Market Price		Cash Dividends
		High	Low	Amount	Date Paid
2009	1st Quarter	$50.76	$29.55	$.31	2/16/09
	2nd Quarter	45.95	36.64	.31	5/15/09
	3rd Quarter	43.59	38.25	.31	8/14/09
	4th Quarter	41.23	35.68	.31	11/16/09

2010	1st Quarter	$39.05	$35.00	$.31	2/15/10
	2nd Quarter	43.44	36.52	.34	5/14/10
	3rd Quarter	42.03	36.13	.34	8/16/10
	4th Quarter	41.91	38.04	.34	11/15/10

Cash dividends per share and the high and low market prices in the table above have been retroactively adjusted to reflect a 10% stock dividend paid on February 15, 2010.

As of February 19, 2011, there were approximately 2,126 holders of record of the Company’s common stock.

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

The following table includes all Company repurchases, including those made pursuant to publicly announced plans or programs during the quarter ended December 31, 2010.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
October 1, 2010 through October 31, 2010	1,126	$39.93	0	0

November 1, 2010 through November 30, 2010	480	$39.41	0	0

December 1, 2010 through December 31, 2010
Total	1,606	$39.78	0	0

On July 22, 2008, the Company’s Board of Directors approved a stock repurchase plan (the “2008 Plan”). The 2008 Plan authorizes the repurchase of up to 150,000 shares of the Company’s outstanding common stock over a two-year period. The 2008 Plan expired in July 2010. The Company did not purchase any shares under the 2008 Plan during 2010. The Company purchased 6,500 shares under the 2008 Plan over the life of the Plan: 5,000 shares at an average price of $35.51 during the first quarter of 2009 and 1,500 shares at an average price of $38.53 in 2008.

Included above are 1,126 shares purchased in October 2010, at an average cost of $39.93, and 480 shares purchased in November 2010 at an average cost of $39.41 by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, and were part of the director deferred compensation under that plan. Shares purchased under the rabbi trust are not part of the Board approved stock repurchase plan.

Recent Sales of Unregistered Securities

None

Equity Compensation Plan Information

Information regarding securities authorized for issuance under equity compensation plans is provided in Part III, “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Report.

Performance Graph

The following graph compares the Company’s cumulative total stockholder return since December 31, 2005, with (1) the total return index for the NASDAQ Composite and (2) the total return index for SNL Bank Index. The graph assumes $100.00 was invested on December 31, 2005, in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

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

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Tompkins Financial Corporation	100.00	114.60	101.02	155.27	111.87	123.11
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Bank	100.00	116.98	90.90	51.87	51.33	57.52

Item 6. Selected Financial Data

The following consolidated selected financial data is taken from the Company’s audited financial statements as of and for the five years ended December 31, 2010. The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto in Part II, Item 8. of this Report. All of the Company’s acquisitions during the five year period were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included in the Company’s results of operations since their respective acquisition dates.

	Year ended December 31
(in thousands except per share data)	2010	2009	2008	2007	2006
FINANCIAL STATEMENT HIGHLIGHTS
Assets	$3,260,343	$3,153,260	$2,867,722	$2,359,459	$2,210,837
Total loans	1,910,358	1,914,818	1,817,531	1,440,122	1,326,298
Deposits	2,495,873	2,439,864	2,134,007	1,720,826	1,709,420
Other borrowings	244,193	208,956	274,791	210,862	85,941
Shareholders’ equity	273,408	245,008	219,361	198,647	191,072
Interest and dividend income	144,062	146,795	140,783	132,441	121,041
Interest expense	32,287	39,758	50,393	58,412	48,184
Net interest income	111,775	107,037	90,390	74,029	72,857
Provision for loan and lease losses	8,507	9,288	5,428	1,529	1,424
Net securities gains	178	348	477	384	15
Net income attributable to Tompkins Financial Corporation	33,831	31,831	29,834	26,371	27,767
PER SHARE INFORMATION1
Basic earnings per share	3.13	2.98	2.81	2.47	2.56
Diluted earnings per share	3.11	2.96	2.78	2.45	2.52
Cash dividends per share	1.33	1.24	1.20	1.13	1.04
Book value per share	25.09	22.87	20.44	18.71	17.49
SELECTED RATIOS
Return on average assets	1.06%	1.06%	1.13%	1.16%	1.30%
Return on average equity	12.72%	13.66%	14.15%	13.88%	14.90%
Average shareholders’ equity to average assets	8.33%	7.74%	8.01%	8.38%	8.71%
Dividend payout ratio	42.49%	41.61%	42.70%	45.75%	40.63%

OTHER SELECTED DATA (in whole numbers, unless otherwise noted)
Employees (average full-time equivalent)	726	720	686	662	658
Banking offices	45	45	45	39	37
Bank access centers (ATMs)	69	67	69	61	59
Trust and investment services assets under management, or custody (in thousands)	$2,859,725	$2,542,792	$2,161,484	$2,345,575	$2,183,114

1 Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on February 15, 2010.

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

OVERVIEW

Tompkins Financial Corporation (“Tompkins” or the “Company”), is registered as a financial holding company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Tompkins is the corporate parent of three community banks, Tompkins Trust Company (“Trust Company”), The Bank of Castile, and The Mahopac National Bank (“Mahopac National Bank”), which together operate 45 banking offices, including 3 limited-service offices, in local market areas throughout New York State. The Company expanded its banking offices in 2008 with the acquisition of Sleepy Hollow Bancorp, Inc., effective May 9, 2008, which added 6 banking offices, including 1 limited service office, all in Westchester County, New York.

In addition to traditional banking products and services, AM&M and the trust division of the Trust Company provides a full array of investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services.

Tompkins Insurance is headquartered in Batavia, New York, and offers property and casualty insurance to individuals and businesses primarily in Western and Central New York. Over the past several years, Tompkins Insurance has acquired smaller insurance agencies generally in the market areas serviced by the Company’s banking subsidiaries. Tompkins Insurance offers services to customers of the Company’s banking subsidiaries by sharing offices with The Bank of Castile and The Trust Company. In addition to these shared offices, Tompkins Insurance has four stand-alone offices in Western New York and two stand-alone offices in Tompkins County, New York.

Forward-Looking Statements

The Company is making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this Report on Form 10-K that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed and/or implied by forward-looking statements. The following factors, in addition to those listed as Risk Factors in Item 1.A are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the development of an interest rate environment that may adversely affect the Company’s interest rate spread, other income or cash flow anticipated from the Company’s operations, investment and/or lending activities; changes in laws and regulations affecting banks, bank holding companies and/or financial holding companies, such as the Dodd-Frank Act and Basel III; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; protection and validity of intellectual property rights; reliance on large customers; and financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses. In addition, such forward-looking statements could be affected by general industry and market conditions and growth rates, general economic and political conditions, including interest rate and currency exchange rate fluctuations, and other factors.

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

Since the methodology is based upon historical experience, market trends, and management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, changes in interest rates, concentration of risk, declines in local property values, and the view of regulatory authorities towards loan classifications. While management believes that the allowance is appropriate to absorb probable losses on the loan and lease portfolio as of December 31, 2010, under adversely different conditions or assumptions, the Company would need to increase the allowance. Refer to the section captioned “Allowance for Loan and Lease Losses” elsewhere in this discussion for further details on the Company’s methodology and allowance.

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

RESULTS OF OPERATIONS
(Comparison of December 31, 2010 and 2009 results)

General

The Company reported diluted earnings per share of $3.11 in 2010, an increase of 5.1% over diluted earnings per share of $2.96 in 2009. Net income for the year ended December 31, 2010, was $33.8 million, up 6.3% compared to $31.8 million in 2009. The increase in earnings performance in 2010 was mainly attributable to growth in net interest income. Net interest income benefited from growth in average earnings assets and lower funding costs in 2010 compared to 2009. The growth in net income over the prior period was impacted by a special event in the second quarter of 2009. The second quarter of 2009 included a $1.4 million (pre-tax) expense related to the FDIC’s special deposit insurance assessment, a negative impact of $0.07 per share of diluted earnings.

In addition to earnings per share, key performance measurements for the Company include return on average shareholders’ equity (ROE) and return on average assets (ROA). ROE was 12.72% in 2010, compared to 13.66% in 2009, while ROA was 1.06% in 2010 and 2009, respectively. Tompkins’ ROA and ROE continue to compare favorably to peer ratios, ranking in the 83rd percentile for ROA and the 91st percentile for ROE of its peer group. The peer group is from the Federal Reserve Board and represents banks and bank holding companies with assets between $3.0 billion and $10.0 billion. The peer ratios are as of December 31, 2010, the most recent data available from the Federal Reserve Board.

Total revenues, consisting of net interest income and noninterest income, were $157.9 million in 2010, up $4.7 million or 3.1% over 2009. Total revenues in 2010 benefited from growth in net interest income, resulting from lower funding costs and growth in average earning assets. Noninterest income was fairly flat year-over-year as increases in investment services income, insurance commissions and fees and card services income were more than offset by lower service charges on deposit accounts.

Segment Reporting

The Company has identified two business segments, banking and financial services. Financial services activities consist of the results of the Company’s trust, financial planning and wealth management, broker-dealer services, and risk management operations. All other activities are considered banking.

The Banking segment reported net income of $30.5 million in 2010, up $2.0 million or 7.2% from net income of $28.4 million in 2009, driven by growth in net interest income. Net interest income of $111.5 million was up $4.7 million, or 4.4% in 2010 from $106.8 million in 2009. Net interest income benefited from growth in average earning assets and lower rates paid on interest-bearing liabilities. The year-over-year comparison of operating results is impacted by the FDIC special deposit insurance assessment of $1.4 million (pre-tax) in the second quarter of 2009.

The provision for loan and lease losses in 2010 was $8.5 million, compared to $9.3 million in 2009.

Noninterest income of $20.2 million in 2010 was down 5.0% from 2009. The two main contributors to the lower noninterest income were an increase in mark-to-market losses on securities and liabilities held at fair value and lower service fees on deposit accounts. Net mark-to-market losses on securities and liabilities held at fair value totaled $222,000 in 2010 compared to net mark-to-market gains of $1.5 million in 2009. Service charges on deposit accounts were down $758,000 or 8.1% in 2010 compared to 2009. The decrease was mainly a result of lower overdraft fees. In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with these services, and the consumer’s choices. The Company cannot provide any assurance as to the ultimate impact of this rule on the amount of overdraft/insufficient funds charges reported in future periods. Card services income totaled $4.3 million in 2010, an increase of $621,000 or 16.9% over 2009. The increase was mainly in debit card income and reflects a higher transaction volume, partially attributable to an increase in the number of cardholders.

Noninterest expenses totaled $78.1 million in 2010, an increase of $1.4 million or 1.8% over the same period in 2009. Increases in salaries and other benefit related accruals, reflecting additional headcount, annual merit increases, and healthcare insurance and pension costs, were partially offset by lower FDIC insurance expense. The second quarter of 2009 included a FDIC special deposit insurance assessment of $1.4 million (pre-tax).

The Financial Services segment had net income of $3.4 million in 2010, which was in line with the results from 2009. Noninterest income derived from the Financial Services segment was $27.0 million in 2010, an increase of $1.4 million or 5.6% compared to the same period in 2009. Improvement in the bond and equity markets from a volatile market in 2009 and stabilization in the overall economy in 2010 had a positive effect on fee-based businesses, including investment services income. The market value of assets managed by or in custody of the Company at year-end 2010 was up over prior year-end, increasing over the course of the year as a result of higher market levels and new business initiatives. Insurance commissions and fees were up $431,000 or 3.5% in 2010 over prior year. Noninterest expenses of $22.0 million in 2010 were up $1.4 million or 6.7% over the same period prior year. The increase was mainly in salaries and benefits, reflecting annual merit increases, stock-based and other incentive compensation accruals, and other operating expenses.

Net Interest Income

Net interest income is the Company’s largest source of revenue, representing 77.6% of total revenues for the twelve months ended December 31, 2010 and 72.9% of total revenues for the twelve months ended December 31, 2009. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The Company’s net interest income over the past several years has benefitted from steady growth in average earning assets, as well as the low interest rate environment. Over this period the Company’s interest-bearing liabilities repriced at a faster pace than our interest earning assets. With deposit rates currently at low levels, the downward pricing of these liabilities has slowed, while interest earning assets continue to reprice downward at a steady rate. This has contributed to a decrease in net interest margin for the twelve months ended December 31, 2010 compared to the same period in 2009. The taxable equivalent net interest margin of 3.86% for 2010 is below the 3.92% for 2009. The decrease in the net interest margin was also partly due to the impact of the growth in interest earning assets over prior year being concentrated in lower yielding securities rather than higher yielding loans.

Table 1 – Average Statements of Condition and Net Interest Analysis shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Taxable-equivalent net interest income for 2010 was $114.4 million, an increase of $4.4 million, or 4.0%, compared to the same period in 2009. Taxable-equivalent net interest income was positively impacted by the lower cost of funds, which outpaced lower yields on interest-earning assets. For 2010, average earning assets were up $160.2 million or 5.7%, over the same period in 2009. The average cost of interest bearing liabilities decreased 38 basis points from 1.72% in 2009 to 1.34% in 2010, while the average yield on interest-earning assets decreased by 39 basis points from 5.34% to 4.95%, respectively. The average yield on interest-earring assets was primarily impacted by changes in market interest rates as well as changes in the volume and relative mix of interest-earning assets.

Taxable-equivalent interest income decreased by 2.1% in 2010 over 2009. The decrease in taxable-equivalent interest income was primarily a result of lower average yields on interest-earning assets year-over-year. In addition to the lower level of market interest rates, the yield on interest earning assets was also impact by the composition of interest earning assets. Average security balances were up $121.5 million or 13.7% over prior year, while average yields were down 75 basis points to 3.86%. During 2010, cash flow from securities maturities and prepayments have been reinvested at lower yields as a result of the decrease in market interest rates. Average loan balances were up $47.5 million or 2.6% in 2010 over 2009, while the average yield on loans decreased 21 basis points to 5.62%. Loan growth in 2010 included a $60.5 million increase in average commercial real estate loans, and a decrease of $6.9 million and $4.7 million in average consumer and commercial loan balances, respectively. The decrease in yields on average loans in 2010 was mainly due to the prime interest rate reduction of 400 basis points to 3.25% in 2009, which has remained there over the subsequent years.

Interest expense for 2010 was down $7.5 million or 18.8% compared to 2009, reflecting lower average rates paid on deposits and borrowings, partially offset by growth in average balances. The average rate paid on interest-bearing deposits during 2010 of 0.88% was 40 basis points lower than the average rate paid in 2009. The decrease in the average cost of interest-bearing deposits reflects a decrease in the interest rates offered on deposit products due to decreases in average market rates combined with an increase in the relative proportion of lower cost savings and money market deposits. Average interest-bearing deposit balances increased by $116.2 million or 6.1% in 2010 compared to 2009. The majority of the increase was in average interest bearing checking, savings and money market deposit balances, which were up 8.7% to $1.2 billion, and average time deposits of $100,000 or more which were up 7.9% to $327.6 million, and were partially offset by lower average brokered time deposits of $100,000 or less which were down $18.3 million or 42.4%. Average noninterest bearing deposit balances of $468.2 million were up 9.6% in 2010 over the same period in 2009. Average other borrowings of $193.3 million were down 5.5% over prior year.

Table 1 - Average Statements of Condition and Net Interest analysis

	December 31,
	2010			2009			2008
	Average			Average			Average
	Balance		Average	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate
ASSETS

Interest-earning assets

Interest-bearing balances due from banks	$25,189	$31	0.12%	$17,017	$27	0.16%	$6,239	$133	2.13%
Money market funds	100	—	0.00%	17,130	36	0.21%	9,064	246	2.71%
Securities (1)
U.S. Government Securities	857,724	30,964	3.61%	721,438	31,812	4.41%	615,234	29,130	4.73%
Trading Securities	27,389	1,085	3.96%	35,067	1,362	3.88%	43,331	1,923	4.44%
State and municipal (2)	107,376	6,059	5.64%	111,253	6,715	6.04%	110,551	6,648	6.01%
Other Securities (2)	17,465	849	4.86%	20,710	1,047	5.06%	21,620	1,177	5.44%
Total securities	1,009,954	38,957	3.86%	888,468	40,936	4.61%	790,736	38,878	4.92%
Federal Funds Sold	9,233	17	0.18%	8,542	15	0.18%	5,258	115	2.19%
FHLBNY and FRB stock	19,597	1,049	5.35%	20,274	910	4.49%	18,490	1,074	5.81%
Loans, net of unearned income (3)
Residential Real Estate	624,136	31,327	5.02%	623,176	33,576	5.39%	575,356	34,057	5.92%
Commercial Real Estate	721,404	44,283	6.14%	660,887	41,903	6.34%	535,366	33,711	6.30%
Commercial Loans (2)	461,339	24,730	5.36%	466,076	25,461	5.46%	402,263	28,383	7.06%
Consumer Loans	80,412	5,619	6.99%	87,283	6,083	6.97%	85,350	6,118	7.17%
Direct Lease Financing	10,692	643	6.01%	13,031	784	6.02%	14,381	841	5.85%
Total loans, net of unearned income	1,897,983	106,602	5.62%	1,850,453	107,807	5.83%	1,612,716	103,110	6.39%
Total interest-earning assets	2,962,056	146,656	4.95%	2,801,884	149,731	5.34%	2,442,503	143,556	5.88%

Other assets	229,784			207,123			190,517

Total assets	3,191,840			3,009,007			2,633,020

LIABILITIES & EQUITY

Deposits

Interest-bearing deposits

Interest bearing checking, savings, & money market	1,226,852	5,994	0.49%	1,128,648	8,694	0.77%	906,404	12,983	1.43%
Time Dep > $100,000	327,626	4,297	1.31%	303,761	5,442	1.79%	282,547	9,039	3.20%
Time Dep < $100,000	432,804	6,984	1.61%	420,351	9,223	2.19%	384,903	12,273	3.19%
Brokered Time Dep < $100,000	24,886	402	1.62%	43,218	852	1.97%	7,580	233	3.07%
Total interest-bearing deposits	2,012,168	17,677	0.88%	1,895,978	24,211	1.28%	1,581,434	34,528	2.18%
Federal funds purchased & securities sold under agreements to repurchase
repurchase	185,563	5,418	2.92%	190,975	6,254	3.27%	203,385	7,496	3.69%
Other borrowings	193,296	7,611	3.94%	204,467	8,206	4.01%	192,144	8,216	4.28%
Trust preferred debentures	25,058	1,581	6.31%	17,311	1,087	6.28%	2,552	153	6.00%
Total interest-bearing liabilities	2,416,085	32,287	1.34%	2,308,731	39,758	1.72%	1,979,515	50,393	2.55%
Noninterest bearing deposits	468,219			427,025			407,336
Accrued expenses and other liabilities	41,593			40,242			35,384

Total liabilities	2,925,897			2,775,998			2,422,235

Tompkins Financial Corporation Shareholders’ equity	264,431			231,498			207,382

Noncontrolling interest’s	1,512			1,511			3,403

Total equity	265,943			233,009			210,785

Total liabilities and equity	$3,191,840			$3,009,007			$2,633,020
Interest rate spread			3.61%			3.62%			3.33%
Net interest income/margin on earning assets		114,369	3.86%		109,973	3.92%		93,163	3.81%

Tax Equivalent Adjustment		(2,594)			(2,936)			(2,773)

Net interest income per consolidated financial statements		$111,775			$107,037			$90,390

(1)	Average balances and yields on available-for-sale securities are based on historical amortized cost.
(2)
Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate  of 40% to increase tax exempt interest income to taxable-equivalent basis.

(3)
Nonaccrual loans are included in the average asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s condensed consolidated financial statements included in Part I of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

Table 2 - Analysis of Changes in Net Interest Income

(in thousands)(taxable equivalent)	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease) Due to Change in Average			Increase (Decrease) Due to Change in Average
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
INTEREST INCOME:
Certificates of deposit, other banks	$11	$(7)	$4	$91	$(197)	$(106)
Money market funds	(18)	(18)	(36)	120	(330)	(210)
Federal funds sold	2	0	2	45	(145)	(100)
Investments
Taxable	5,060	(6,383)	(1,323)	4,418	(2,410)	2,008
Tax-exempt	(229)	(427)	(656)	(4)	71	67
FHLB and FRB stock	(31)	170	139	96	(277)	(181)
Loans, net:
Taxable	2,654	(3,620)	(966)	14,276	(9,886)	4,390
Tax-exempt	70	(309)	(239)	88	219	307
Total interest income	$7,519	$(10,594)	$(3,075)	$19,130	$(12,955)	$6,175
INTEREST EXPENSE:
Interest-bearing deposits:
Interest checking, savings and money market	702	(3,402)	(2,700)	2,673	(6,962)	(4,289)
Time	357	(4,191)	(3,834)	2,653	(8,681)	(6,028)
Federal funds purchased and securities sold under agreements to repurchase	(172)	(664)	(836)	(439)	(803)	(1,242)
Other borrowings	(144)	43	(101)	1,251	(327)	924
Total interest expense	$743	$(8,214)	$(7,471)	$6,138	$(16,773)	$(10,635)
Net interest income	$6,776	$(2,380)	$4,396	$12,992	$3,818	$16,810

Changes in net interest income occur from a combination of changes in the volume of interest-earning assets and interest-bearing liabilities, and in the rate of interest earned or paid on them. The above table illustrates changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of the change. In 2010 both interest income and expense decreased by $3.1 million and $7.5 million, respectively. The decrease in interest expense outpaced the interest income decrease, resulting in a $4.4 million increase in taxable-equivalent net interest income. An increased volume of interest earning assets, in excess of interest bearing liabilities contributed to a net $6.8 million increase in taxable-equivalent net interest income between 2009 and 2010.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents management’s estimate of the expense necessary to maintain the allowance for loan and lease losses at an appropriate level. The provision for loan and lease losses was $8.5 million in 2010, compared to $9.3 million in 2009. In 2010 and 2009, the provision was higher than historical levels due to increases in nonperforming loans and leases and net charge-offs as well as concerns over weak economic conditions and uncertain market condition. At December 31, 2010, the allowance for loan and lease losses totaled $27.8 million or 1.46% of total loans compared to $24.4 million or 1.27% of total loans at December 31, 2009. See the section captioned “The Allowance for Loan and Lease Losses” included within “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition” of this Report for further analysis of the Company’s allowance for loan and lease losses.

Noninterest Income

Noninterest income is a significant source of income for the Company, representing 29.2% of total revenues in 2010, and 30.2% in 2009, and is an important factor in the Company’s results of operations. The decrease in noninterest income as a percentage of revenues in 2010 compared to 2009 was due to an increase in net interest income year-over-year, lower service charges on deposit accounts and an increase in net mark-to-market losses on liabilities held at fair value.

Investment services income was $14.3 million in 2010, an increase of 7.5% from $13.3 million in 2009. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The market value of assets managed by, or in custody of, Tompkins was $2.9 billion at December 31, 2010, up 12.5% from $2.5 billion at December 31, 2009. These figures include $844.9 million and $733.0 million, respectively, of Company-owned securities where Tompkins Investment Services serves as custodian. The increase in the market value of assets over prior year reflects a rebound in equity markets and new business. The Company was successful with business development initiatives and customer retention despite the challenging equities markets in 2010 and the recent turmoil in the financial markets.

Insurance commissions and fees were $12.7 million in 2010, an increase of $431,000 or 3.5% over 2009. Health and benefit related insurance commissions and fees were up $285,000 over prior year. The Company established this business line in late 2007. Revenues for personal insurance lines were up $76,000 or 1.6% over prior year, while revenues for commercial insurance lines were up $50,000 or 1.13% over prior year.

Service charges on deposit accounts were $8.6 million in 2010, down 8.1% compared to $9.3 million in 2009. Beginning in the third quarter of 2010, a new rule issued by the Federal Reserve Board prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time transactions. Consumers must be provided a notice that explains the financial institutions’ overdraft services, including the fees associated with the service, and the consumer’s choices. The Company continues to monitor the impact of this new regulation on overdraft activity and fees and cannot provide any assurance as to the ultimate impact of this rule on the amount of overdraft/insufficient funds charges collected in future periods.

Card services income of $4.3 million in 2010 was up $621,000 or 16.9% from 2009. The primary components of card services income are fees related to debit card transactions and ATM usage. Debit card income and fees associated with debit card transactions increased by 24.3% compared to 2009 to $3.3 million, the increase was mainly due to increased number of cards and transactions as well as an increase in interchange fees. ATM fee income was relatively flat compared to December 31, 2009. As mentioned above in the “Supervision and Regulation” section of Item 1. Business, the Dodd-Frank Act requires the Federal Reserve Board to establish rules regarding interchange fees charged in electronic debit card transaction by payment issuers. Currently, these new rules would only apply to banks with total assets exceeding $10 billion, which exempts Tompkins. However, the impact of any new regulations is uncertain.

Net mark-to-market losses on securities and borrowings held at fair value totaled $222,000 in 2010, compared to net mark-to-market gains of $1.5 million in 2009. Mark-to-market losses or gains relate to the change in the fair value of securities and borrowings where the Company has elected the fair value option. The year-over-year loss is mainly attributed to changes in market interest rates.

Other income of $6.3 million in 2010 is up $398,000 or 6.7% from 2009. The primary components of other income are other service charges, increases in cash surrender value of life insurance, gains on sales of residential mortgage loans and income from miscellaneous equity investments, including the Company’s investment in a Small Business Investment Company (“SBIC”).

Other service charge income, included in other income on the consolidated statements of income, of $2.4 million was up $502,000 or 26.0% compared to the same period in 2009. Higher loan related fees and safe deposit box fees were the primary contributors to the increase in other service charge income.

Noninterest Expense

Noninterest expenses for 2010 were $99.0 million, an increase of 2.5% over noninterest expenses of $96.6 million for 2009. The increase in 2010 over 2009 was primarily in compensation and benefits related expenses.

Personnel-related expense increased by $3.2 million or 6.0% in 2010 over 2009.  Salaries and wages increased by $2.1 million year over year, mainly a result of the increase in average FTEs, as well as annual merit increases.  The average number of FTEs increased from 720 in 2009 to 726 for 2010.  Included in salaries and wages is stock option expense, which increased year-over-year by $281,000 or 30.0%, as a result of additional stock awards granted in late 2009. Pension and other employee benefit related expenses increased by $1.2 million to $14.5 million for 2010 compared to $13.4 million in 2009. Pension expense was up $552,000, while health and dental insurance was up $280,000 for the year ended December 31, 2010, when compared to the same period in 2009.

FDIC insurance of $3.8 million in 2010 is down from prior year by $1.2 million or 24.3%. The decrease is mainly related to the special deposit insurance assessment of $1.4 million levied in the second quarter of 2009. Growth in deposits and higher premiums in 2010 and 2009 partially offset the impact of the special assessment in 2009.

Other operating expenses increased by 2.3% in 2010 when compared to 2009.  The primary components of other operating expense are marketing expense, professional fees, software licensing and maintenance, cardholder expense and other.

Professional fees for 2010 increased by $343,000 or 10.4% compared to 2009.  Professional fees include amounts paid to outside consultants for assistance on projects or initiatives.

Software licensing and maintenance fee expense increased by $207,000 or 6.4% in 2010 over 2009.  The increase in 2010 was mainly due to increased software amortization related to growth and technology upgrades.

Cardholder expenses were up $294,000 or 19.2% for 2010 over 2009.  The year-over-year increase is mainly a result of the increased number of cards and a higher volume of customer transactions.

Additional items contributing to the change in other operating expenses were the following: telephone expense (down $254,000), and printing and supplies (up $111,000).

The Company’s efficiency ratio, defined as operating expense excluding amortization of intangible assets, divided by tax-equivalent net interest income plus noninterest income before securities gains and losses (increase in the cash surrender value of COLI is shown on a tax equivalent basis), improved to 60.9% in 2010, compared to 61.2% in 2009. Tax equivalency was based upon a 40% tax rate.  Excluding the tax equivalent adjustments for tax-exempt securities and tax-exempt loans and leases, the efficiency ratio would be 62.0% in 2010 and 62.3% in 2009.

Noncontrolling Interests

Net income attributable to noncontrolling interests represents the portion of net income in consolidated majority-owned subsidiaries that is attributable to the minority owners of a subsidiary. The Company had net income attributable to noncontrolling interests of $131,000 in 2010, which is in line with prior year. The noncontrolling interests are mainly in three real estate investment trusts, which are substantially owned by the Company’s banking subsidiaries.

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes. The 2010 provision was $16.4 million, compared to $15.4 million in 2009. The effective tax rate for the Company was 32.7% in 2010, consistent with 32.6% in 2009.

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

Total assets were up 10.0% to $3.2 billion at December 31, 2009. Asset growth included a $97.3 million increase in total loans and leases and a $168.7 million increase in the securities portfolio. Nonperforming assets increased to 1.12% of total assets, up from 0.56% at year-end 2008, driven in part by deteriorating trends in asset quality due to weak economic conditions.

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

Noninterest Income

Noninterest income represented 30.2% of total revenues in 2009, and 33.7% in 2008. The decrease in noninterest income as a percentage of revenues in 2009 compared to 2008 was due to the $16.6 million or 18.4% growth in net interest income outpacing the growth in noninterest income which remained relatively flat compared to 2008. The May 2008 acquisition of Sleepy Hollow Bancorp, Inc. (“Sleepy Hollow”) contributed to the stronger growth in net interest income, as the impact of the acquisition on the Company’s financial statements is included for a full year in 2009, and only a partial year in 2008.

Investment services income was $13.3 million in 2009, a decrease of 6.0% from $14.2 million in 2008. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The market value of assets managed by, or in custody of, Tompkins was $2.5 billion at December 31, 2009, up 13.6% from $2.2 billion at December 31, 2008. These figures include $733.0 million and $541.1 million, respectively, of Company-owned securities where TIS is custodian. The increase in the market value of assets over prior year, reflects a rebound in equity markets and new business. The Company was successful with business development initiatives and customer retention despite the challenging equities markets in 2009 and the turmoil in the financial markets.

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

Software licensing and maintenance fee expense increased by $240,000 or 7.9% in 2009 over 2008. The increase in 2009 was mainly due to increased licensing fees related to the core operating system and the implementation of new software applications.

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

Noncontrolling Interests

Net income attributable to noncontrolling interests represented the portion of net income in consolidated majority-owned subsidiaries that is attributable to the minority owners of a subsidiary. The Company had net income attributable to noncontrolling interests of $131,000 in 2009, down from $297,000 in the prior year. The noncontrolling interests were mainly in three real estate investment trusts, which are substantially owned by the Company’s banking subsidiaries. In 2008, the Company acquired noncumulative redeemable preferred stock of $4.5 million in connection with the acquisition of Sleepy Hollow. This preferred stock was accounted for as a noncontrolling interest on the consolidated financial statements. On October 15, 2008, the Company redeemed all noncumulative redeemable preferred stock acquired in the acquisition of Sleepy Hollow.

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

FINANCIAL CONDITION

Total assets grew by $107.1 million or 3.4% to $3.3 billion at December 31, 2010, compared to $3.2 billion at December 31, 2009. Table 3-Balance Sheet Comparisons below provides a comparison of average and year-end balances of selected balance sheet categories over the past three years, and the change in those balances between 2009 and 2010. Earning asset growth over year-end 2009 was attributed to a $112.1 million increase in total securities while loans remained flat. Loan demand continues to be impacted by weak economic conditions. As such, deposit growth has been invested in short-term liquid assets and short duration available-for-sale securities to maintain flexibility to redeploy funds when loan demand picks up.

As of December 31, 2010, total securities were $1.1 billion or 34.3% of total assets, compared to $1.0 billion or 31.9% of total assets at year-end 2009. The securities portfolio is comprised primarily of mortgage-backed securities, obligations of U.S. Government sponsored entities, and obligations of states and political subdivisions. The Company has no investments in preferred stock of U.S. Government sponsored entities and no investments in pools of Trust Preferred securities. A more detailed discussion of the securities portfolio is provided below in this section under the caption “Securities”.

Loans and leases totaled $1.9 billion or 58.6% of total assets at December 31, 2010, compared to $1.9 billion or 60.7% of total assets at December 31, 2009. In general, weak economic conditions have strained some borrowers and softened the demand for lending products. The residential real estate portfolio was comparable in size with year-end 2009, as the Company decided to sell certain loans in the secondary market to FHLMC. A more detailed discussion of the loan portfolio is provided below in this section under the caption “Loans and Leases”.

Nonperforming loans (loans on nonaccrual, loans past due 90 days or more and still accruing interest, and loans restructured in a troubled debt restructuring) were $45.3 million at December 31, 2010, up from $34.9 million at December 31, 2009. Nonperforming loans represented 2.37% of total loans at December 31, 2010, compared to 1.82% of total loans at December 31, 2009. For 2010, net charge-offs were $5.0 million, up from $3.6 million in the same period of 2009. A more detailed discussion of nonperforming loans and other asset quality measures is provided below in this section under the caption “Allowance for Loan and Lease Losses”.

Total deposits were $2.5 billion at December 31, 2010, up $56.0 million or 2.3% over December 31, 2009. The growth in total deposits from December 31, 2010 was mainly in noninterest bearing deposit balances, which were up $61.2 million or 13.3%. Checking, money market and savings balances were up $47.7 million or 4.0%. Time deposit balances were down $52.9 million or 6.7%. Other funding sources include Federal funds purchased, securities sold under agreements to repurchase, other borrowings, and trust preferred debentures. These funding sources totaled $452.9 million at December 31, 2010, up $26.1 million or 6.1% from $426.8 million at December 31, 2009. Included in this total are certain borrowings that the Company elected to account for at fair value. As of December 31, 2010, the Company had $10.0 million of borrowings with the FHLB accounted for at fair value, with an aggregate fair value of $11.6 million. During 2009, the Company issued $20.5 million aggregate liquidation amount of 7.0% cumulative trust preferred securities through a newly-formed subsidiary, Tompkins Capital Trust I, a wholly-owned Delaware statutory trust.

A more detailed discussion of deposits and borrowings is provided below in this section under the caption “Deposits and Other Liabilities”. In addition, refer to “Note 10 Securities Sold Under Agreements to Repurchase and Federal Funds Purchased”, “Note 11 Other Borrowings”, and “Note 12 Trust Preferred Debentures” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for further details on these funding sources.

Table 3 Balance Sheet Comparisons

AVERAGE BALANCE SHEET	As of December 31,			Change (2009 to 2010)
(in thousands)	2010	2009	2008	Amount	Percentage
Total assets	$3,191,840	$3,009,007	$2,633,020	182,833	6.08%
Earning assets*	2,962,056	2,801,884	2,442,503	160,172	5.72%
Total loans and leases, less unearned income and net deferred costs and fees	1,897,983	1,850,453	1,612,716	47,530	2.57%
Securities*	1,009,954	888,468	790,736	121,486	13.67%
Core deposits**	1,819,300	1,674,160	1,516,226	145,140	8.67%
Time deposits of $100,000 and more	327,626	303,761	282,547	23,865	7.86%
Federal funds purchased and securities sold under agreements to repurchase	185,563	190,975	203,385	(5,412)	(2.83%)
Other borrowings	193,296	204,467	192,144	(11,171)	(5.46%)
Shareholders’ equity	265,943	233,009	210,785	32,934	14.13%

ENDING BALANCE SHEET	As of December 31,			Change (2009 to 2010)
(in thousands)	2010	2009	2008	Amount	Percentage
Total assets	$3,260,343	$3,153,260	$2,867,722	107,083	3.40%
Earning assets*	3,029,621	2,922,138	2,664,650	107,483	3.68%
Total loans and leases, less unearned income and net deferred costs and fees	1,910,358	1,914,818	1,817,531	(4,460)	(0.23%)
Securities*	1,094,952	985,503	820,030	109,449	11.11%
Core deposits**	1,917,886	1,725,315	1,631,354	192,571	11.16%
Time deposits of $100,000 and more	296,399	327,890	277,847	(31,491)	(9.60%)
Federal funds purchased and securities sold under agreements to repurchase	183,609	192,784	196,304	(9,175)	(4.76%)
Other borrowings	244,193	208,965	274,791	35,228	16.86%
Shareholders’ equity	273,408	245,008	219,361	28,400	11.59%

*Balances of available-for-sale securities are shown at amortized cost.

**Core deposits equal total deposits less time deposits of $100,000 and more, brokered deposits, and municipal money market deposits

Shareholders’ Equity

The Consolidated Statements of Changes in Shareholders’ Equity included in the Consolidated Financial Statements of the Company contained in Part II, Item 8. of this Report, detail the changes in equity capital, including payments to shareholders in the form of cash and stock dividends. The Company continued its long history of increasing cash dividends with a per share increase of 7.3% in 2010, which follows an increase of 3.3% in 2009. Dividends per share amounted to $1.33 in 2010, compared to $1.24 in 2009, and $1.20 in 2008. Dividends per share were retroactively adjusted to reflect a 10% stock dividend paid February 15, 2010. Cash dividends paid represented 42.5%, 41.5%, and 42.7% of after-tax net income in each of 2010, 2009, and 2008, respectively.

Total shareholders’ equity was up $28.4 million or 11.6% to $273.4 million at December 31, 2010, from $245.0 million at December 31, 2009. The increase was mainly due to the Company’s strong financial performance, reflecting net income of $33.8 million less dividend of $14.4 million. The Company paid a 10% stock dividend in February 2010 which increased additional paid-in capital by $35.3 million and decreased retained earnings by $35.4 million. Additional paid-in capital increased by $42.5 million, from $155.6 million at December 31, 2009, to $198.1 million at December 31, 2010. The $42.5 million included the following: $1.5 million of proceeds from stock option exercises and the related tax benefits of $212,000; $1.2 million related to stock-based compensation; $2.9 million related to shares issued for dividend reinvestment plans, $1.3 million in funds for shares issued for the employee stock ownership plan, and $111,000 related to shares issued for director deferred compensation plan.

Accumulated other comprehensive loss decreased by $1.8 million, from a net unrealized loss of $3.1 million at December 31, 2009, to a net unrealized loss of $1.3 million at December 31, 2010. The change resulted from a $1.6 million increase in unrealized gains on available-for-sale securities due to lower market rates, and a $233,000 positive adjustment related to postretirement benefit plans. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

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

On July 22, 2008, the Company’s Board of Directors approved a stock repurchase plan (the “2008 Plan”). The 2008 Plan authorizes the repurchase of up to 150,000 shares of the Company’s outstanding common stock over a two-year period. The Company repurchased 5,000 shares of common stock at an average price of $35.51 under the 2008 Plan during the first quarter of 2009; no shares were repurchased during the remainder of 2009 or in 2010. Since inception of the 2008 Plan, the Company has repurchased 6,500 shares at an average price of $36.21.

During 2009, the Company issued $20.5 million aggregate liquidation amount of 7.0% cumulative trust preferred securities through a newly-formed subsidiary, Tompkins Capital Trust I, a wholly-owned Delaware statutory trust (“Tompkins Capital Trust I”). In accordance with the applicable accounting standards related to variable interest entities, the accounts of Tompkins Capital Trust I will not be included in the Company’s consolidated financial statements. However, the $20.5 million in Tompkins’ Subordinated Debentures issued to Tompkins Capital Trust I is included in the Tier 1 capital of the Company for regulatory capital purposes pursuant to regulatory guidelines. Under the recently enacted Dodd-Frank Act, then outstanding trust preferred securities at the effective date of the Act will continue to qualify as Tier 1 capital for bank holding companies with total assets less than $15 billion. However, trust preferred securities issued in the future may no longer qualify as Tier 1 capital.

The proceeds from the issuance of the Trust Preferred Securities, together with the Company’s capital contribution of $636,000 to the trust, were used to acquire the Company’s Subordinated Debentures that are due concurrently with the Trust Preferred Securities. The net proceeds of the offering are being used to support business growth and for general corporate purposes. The Trust Preferred Securities have a 30 year maturity, and carry a fixed rate of interest of 7.0%. The Trust Preferred Securities have a liquidation amount of $1,000 per security. The Company has retained the right to redeem the Trust Preferred Securities at par (plus accrued but unpaid interest) at a date which is no earlier than 5 years from the date of issuance. Commencing in 2019, and during specified annual windows thereafter, holders may exchange the Trust Preferred Securities for shares of the Company’s common stock at an exchange price equal to the greater of (i) $41.35, or (ii) the average closing price of Tompkins Financial Corporation’s common stock during the first three months of the year in which the conversion will be completed.

The Company has guaranteed the distributions with respect to, and amounts payable upon liquidation or redemption of, the Trust Preferred Securities on a subordinated basis as and to the extent set forth in the Preferred Securities Guarantee Agreement entered into on April 10, 2009, between the Company and Wilmington Trust Company, as Preferred Guarantee Trustee.

The Company and its subsidiary banks are subject to quantitative capital measures established by regulation to ensure capital adequacy. Consistent with the objective of operating a sound financial organization, the Company and its subsidiary banks maintain capital ratios well above regulatory minimums.

During the first quarter of 2010, the Comptroller of the Currency (“OCC”) notified the Company that it was requiring Mahopac National Bank, one of the Company’s three banking subsidiaries, to maintain certain minimum capital ratios at levels higher than those otherwise required by applicable regulations. Mahopac has agreed to maintain a Tier 1 capital to average assets ratio of 8.0%, a Tier 1 risk-based capital to risk-weighted capital ratio of 10.0% and a Total risk-based capital to risk-weighted assets ratio of 12.0%. Mahopac exceeded these minimum requirements at the time of the notification and continues to maintain ratios above these minimums. Since Mahopac’s ratios were above the minimum requirements at the time of notification, this was not a material impact to Mahopac or the Company.  As of December 31, 2010, Mahopac had a Tier 1 capital to average assets ratio of 8.7%, a Tier 1 risk-based capital to risk-weighted capital ratio of 12.6% and a Total risk-based capital to risk-weighted assets ratio of 13.9%.

As of December 31, 2010, the capital ratios for the Company’s other two subsidiary banks also exceeded the minimum levels required to be considered well capitalized. Additional information on the Company’s capital ratios and regulatory requirements is provided in “Note 20 Regulations and Supervision” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report on Form 10-K.

Securities

The Company maintains a portfolio of securities such as U.S. government sponsored entities securities, U.S. government agencies, obligations of states and political subdivisions thereof and equity securities. Management typically invests in securities with short to intermediate average lives in order to better match the interest rate sensitivities of its assets and liabilities. Investment decisions are made within policy guidelines established by the Company’s Board of Directors. The investment policy established by the Company’s Board of Directors is based on the asset/liability management goals of the Company, and is monitored by the Company’s Asset/Liability Management Committee. The intent of the policy is to establish a portfolio of high quality diversified securities, which optimizes net interest income within safety and liquidity limits deemed acceptable by the Asset/Liability Management Committee. Securities, other than certain obligations of states and political subdivisions thereof, are generally classified as available-for-sale. Securities available-for-sale may be used to enhance total return, provide additional liquidity, or reduce interest rate risk.

The Company elected FASB ASC Topic 825, Financial Instruments (“ASC Topic 825”), effective January 1, 2008. With the election, the Company accounted for certain securities and certain borrowings at fair value, with unrealized gains or losses included in earnings.

The Company’s securities portfolio (excluding fair value adjustments on available-for-sale securities) at December 31, 2010, was $1.1 billion, reflecting an increase of 11.1% from $985.5 million at December 31, 2009. The increase was mainly in mortgage-backed securities issued by Government National Mortgage Association (“GNMA”), a U.S. government agency. “Note 3 Securities” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report, details the types of securities held, the carrying and fair values, and the contractual maturities as of December 31, 2010 and 2009.

Available-for-Sale Securities	2010		2009		2008
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury securities	$2,043	$2,129	$1,991	$2,079	$3,102	$3,263
Obligations of U.S. Government sponsored entities	402,057	407,440	377,920	379,015	191,435	196,262
Obligations of U.S. states and political subdivisions	60,707	63,037	61,176	63,695	63,158	63,554
Mortgage-backed securities - residential, issued by
U.S. Government agencies	143,319	146,013	75,714	78,055	41,549	42,271
U.S. Government sponsored entities	393,331	405,478	373,307	388,860	406,807	416,690
Non-U.S. Government agencies or sponsored entities	9,636	9,283	12,656	10,766	17,256	15,010
U.S. corporate debt securities	5,024	5,203	5,032	5,136	2,500	2,500
Total debt securities	1,016,117	1,038,583	907,796	927,606	725,807	739,550
Equity securities	1,025	1,025	1,164	1,164	1,669	1,669
Total available-for-sale securities	$1,017,142	$1,039,608	$908,960	$928,770	$727,476	$741,219

Equity securities include miscellaneous investments carried at fair value, which approximates cost.

Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles. During the third quarter of 2009, the Company determined that three of the five non-U.S. Government mortgage backed securities held in the available-for-sale portfolio were other-than-temporarily impaired. As a result, the Company recorded other-than-temporary impairment charges of $1.8 million in 2009 on these investments. The credit loss component of $146,000 was recorded as other-than-temporary impairment losses in the consolidated statements of income, while the remaining non-credit portion of the impairment loss was recognized in other comprehensive income (loss) in the consolidated statements of condition and changes in shareholders’ equity. The Company reviewed these five securities throughout 2010 and determined that an additional other-than-temporary charge of $34,000 related to the three non-U.S. Government mortgage backed securities was necessary. As of December 31, 2010, the amount by which the carrying value of these three securities exceeded their fair value was $333,100. A continuation or worsening of current economic conditions may result in additional credit loss component of other-than-temporary impairment losses related to these investments.

Held-to-Maturity Securities	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Obligations of U.S. states and political subdivisions	$54,973	$56,064	$44,825	$46,340	$54,453	$55,064
Total held-to-maturity securities	$54,973	$56,064	$44,825	$46,340	$54,453	$55,064

Held-for-Trading Securities	2010	2009	2008
	Fair Value	Fair Value	Fair Value

Obligations of U.S. Government sponsored entities	$13,139	$17,986	$18,370
Mortgage-backed securities-residential	9,698	13,732	19,731
Total held-for-trading securities	$22,837	$31,718	$38,101

The decrease in trading securities reflects maturities or calls during 2010. The pre-tax mark-to-market gains on trading securities in 2010 were $219,000, compared to pre-tax net mark-to-market gains of $204,000 in 2009 and $811,000 in 2008.

The Company holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock and non-marketable Federal Reserve Bank (“FRB”) stock, both of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock and FRB stock totaled $19.9 million and $21.0 million at December 31, 2010, respectively, $18.1 million and $1.9 million at December 31, 2009, respectively, and $21.0 million and $1.9 million at December 31, 2008, respectively. These securities are carried at par, which is also cost. The FHLBNY continues to pay dividends and repurchase its stock. As such, the Company has not recognized any credit loss other-than-temporary impairment on its holdings of FHLBNY stock.

Management’s policy is to purchase investment grade securities that, on average, have relatively short expected durations. This policy helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital. The contractual maturity distribution of debt securities and mortgage-backed securities as of December 31, 2010, along with the weighted average yield of each category, is presented in Table 4-Maturity Distribution below. Balances are shown at amortized cost and weighted average yields are calculated on a fully taxable-equivalent basis. Expected maturities will differ from contractual maturities presented in Table 4-Maturity Distribution below, because issuers may have the right to call or prepay obligations with or without penalty and mortgage-backed securities will pay throughout the periods prior to contractual maturity.

Table 4 - Maturity Distribution

	As of December 31, 2010
	Securities		Securities
	Available-for-Sale *		Held-to-Maturity
(dollar amounts in thousands)	Amount	Yield (FTE)	Amount	Yield (FTE)
U.S. Treasury securities
Over 1 to 5 years	2,043	2.88%	0	0.00%
	$2,043	2.88%	$0	$0.00%

Obligations of U.S. Government sponsored entities
Within 1 year	$250	2.25%	$0	$0.00%
Over 1 to 5 years	270,462	2.25%	0	0.00%
Over 5 to 10 years	126,329	3.46%	0	0.00%
Over 10 years	5,016	5.10%	0	0.00%
	$402,057	2.67%	$0	$0.00%

Obligations of U.S. state and political subdivisions
Within 1 year	$7,520	4.33%	$34,645	$2.73%
Over 1 to 5 years	34,164	4.95%	15378	5.97%
Over 5 to 10 years	17,353	5.51%	3765	6.82%
Over 10 years	1,670	6.06%	1185	7.13%
	$60,707	5.06%	$54,973	$4.01%

Mortgage-backed securities - residential
Within 1 year	$1	6.00%	$0	$0.00%
Over 1 to 5 years	9,594	5.06%	0	0.00%
Over 5 to 10 years	173,132	3.62%	0	0.00%
Over 10 years	363,559	4.08%	0	0.00%
	$546,286	3.95%	$0	$0.00%

Other securities
Over 1 to 5 years	2,524	4.01%	0	0.00%
Over 10 years	2,500	3.04%	0	0.00%
Equity securities	1,025	1.12%	0	0.00%
	$6,049	3.12%	$0	$0.00%

Total securities
Within 1 year	$7,771	4.26%	$34,645	$2.73%
Over 1 to 5 years	318,787	2.63%	15,378	5.97%
Over 5 to 10 years	316,814	3.66%	3,765	6.82%
Over 10 years	372,745	4.09%	1,185	7.13%
Equity securities	1,025	1.12%	0	0.00%
	$1,017,142	3.50%	$54,973	$4.01%
* Balances of available-for-sale securities are shown at amortized cost.

At December 31, 2010, there were no holdings of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of the Company’s shareholders’ equity.

Table 5 Loans and Leases

Loans and Leases at December 31 were as follows:

(in thousands)	2010	2009	2008	2007	2006
Commercial and Industrial
Agriculture	$65,918	$71,480	$64,358	$52,227	$56,822
Commercial and industrial other	409,432	423,015	403,061	329,439	288,371
Subtotal Commercial and Industrial	475,350	494,495	467,419	381,666	345,193
Commercial real estate
Construction	58,519	55,626	47,311	39,992	18,088
Agriculture	48,485	40,516	39,942	59,115	15,317
Commercial real estate other	619,458	601,221	531,988	363,164	378,513
Subtotal Commercial real estate	726,462	697,363	619,241	462,271	411,918
Residential real estate
Home equity	164,765	166,618	161,063	125,698	114,766
Mortgages	462,032	458,823	469,003	381,665	362,421
Subtotal Residential real estate	626,797	625,441	630,066	507,363	477,187
Consumer and other
Indirect	41,668	51,363	51,176	47,477	47,470
Consumer and other	31,757	35,324	36,822	33,253	34,872
Subtotal Consumer and other	73,425	86,687	87,998	80,730	82,342
Leases	9,949	12,821	14,968	10,832	11,962
Total loans and leases	1,911,983	1,916,807	1,819,692	1,442,862	1,328,602
Less: unearned income and deferred costs and fees	(1,625)	(1,989)	(2,161)	(2,740)	(2,304)

Total loans and leases, net of unearned income and deferred costs and fees	$1,910,358	$1,914,818	$1,817,531	$1,440,122	$1,326,298

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to the above listed policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. There have been no significant changes in the policies over the past several years. As such, these policies are reflective of new originations as well as those balances held at year-end. See “Note 5 Loans and Leases” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for further details of the Company’s policy guidelines for loans. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

Total loans and leases of $1.91 billion, at December 31, 2010, were flat to year-end 2009 balances, with growth in commercial real estate mainly offset by lower balances in commercial loans and consumer loans. Residential loan growth is affected by the Company’s decision to sell certain fixed rate residential loan originations in the secondary market for interest rate risk considerations. At of December 31, 2010 total loans and leases represented 58.6% of total assets compared to 60.7% of total assets at December 31, 2009. In general, weak economic conditions softened the demand for some lending products.

Residential real estate loans, including home equity loans, of $626.8 million at year-end 2010 decreased by $1.4 million or 0.22% from $625.4 million at year-end 2009, and comprised 32.8% of total loans and leases at December 31, 2010.

The Company has not originated any hybrid loans, such as payment option ARMs. The Company underwrites residential real estate loans in accordance with secondary market standards in effect at the time of origination, including loan-to-value (“LTV”) and documentation requirements. The Company does not underwrite low or reduced documentation loans other than those that meet secondary market standards for low or reduced documentation loans. In those instances, W2’s and paystubs are used instead of sending Verification of Employment forms to employers to verify income and bank deposit statements are used instead of Verification of Deposit forms mailed to financial institutions to verify deposit balances.

The Company may sell residential real estate loans in the secondary market based on interest rate considerations. Loans are generally sold to the Federal Home Loan Mortgage Corporation (“FHLMC”) or State of New York Mortgage Agency

(“SONYMA”). These residential real estate loans are generally sold without recourse in accordance with standard secondary market loan sale agreements. These residential real estate loan sales are subject to customary representations and warranties, including representations and warranties related to gross incompetence and fraud. The Company has not had to repurchase any loans as a result of these general representations and warranties. While in the past in rare circumstances the Company agreed to sell residential real estate loans with recourse, the Company has not done so in the past several years and the amount of such loans held in the loan portfolio is insignificant. The Company has never had to repurchase a loan sold with recourse.

In addition to sales of residential real estate loans the Company may securitize residential real estate loans with FHLMC and hold the securitized loans as part of the Company’s available-for-sale securities.  The Company has not securitized any residential real estate loans since 2006, when it securitized $32.0 million of residential loans with FHLMC.

During 2010, 2009, and 2008, the Company sold residential mortgage loans totaling $53.6 million, $89.0 million, and $11.3 million, respectively, and realized gains on these sales of $955,000, $1.4 million, and $105,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreement. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. In connection with the sales in 2010, 2009, and 2008, the Company recorded mortgage-servicing assets of $376,000, $648,000, and $26,000, respectively.

Amortization of mortgage servicing assets amounted to $262,000 in 2010, $245,000 in 2009, and $117,000 in 2008. At December 31, 2010 and 2009, the Company serviced residential mortgage loans aggregating $223.4 million and $206.0 million, including loans securitized and held as available-for-sale securities. Mortgage servicing rights, at amortized basis, totaled $1.5 million at December 31, 2010 and $1.4 million at December 31, 2009. These mortgage servicing rights were evaluated for impairment at year end 2010 and 2009 and no impairment was recognized. Loans held for sale, which are included in residential real estate in the table above, totaled $1.3 million and $1.4 million at December 31, 2010 and 2009, respectively. No loans were securitized in 2010 and 2009.

Commercial real estate loans increased by $29.1 million, or 4.2%, from $697.4 million at year-end 2009, to $726.5 million at year-end 2010. Commercial real estate loans of $726.5 million represented 38.0% of total loans and leases at December 31, 2010. Commercial and industrial loans totaled $475.4 million at December 31, 2010, which is a 3.9% decrease from commercial loans of $494.5 million at December 31, 2009. Demand for commercial and commercial real estate loans was soft in 2010, driven by weak economic conditions. As of December 31, 2010, agriculturally-related loans totaled $114.4 million or 6.0% of total loans and leases. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

The consumer loan portfolio includes personal installment loans, indirect automobile financing, and overdraft lines of credit. Consumer and other loans were $73.4 million at December 31, 2010, down from $86.7 million at December 31, 2009. The decrease is mainly in indirect automobile loans and reflects competition as well as softened demand.

The lease portfolio decreased by 22.4% to $9.9 million at December 31, 2010, from $12.8 million at December 31, 2009. The lease portfolio has traditionally consisted of leases on vehicles for consumers and small businesses. Competition for automobile financing has led to a decline in the consumer lease portfolio over the past several years. Management continues to review leasing opportunities, primarily commercial leasing and municipal leasing. As of December 31, 2010, commercial leases and municipal leases represented 96.8% of total leases, while consumer leases made up the remaining 3.2%. As of December 31, 2009, commercial leases and municipal leases represented 96.1% of total leases, while consumer leases made up the remaining 3.9%.

The Company’s loan and lease customers are located primarily in the New York communities served by its three subsidiary banks.  Although operating in numerous communities in New York State, the Company is still dependant on the general  economic conditions of New York. Other than geographic and general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.  Further information on the Company’s lending activities, including related party transactions, is provided in “Note 5 Loans and Leases” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

The Allowance for Loan and Lease Losses

Management reviews the appropriateness of the allowance for loan and lease losses (“allowance”) on a regular basis. Management considers the accounting policy relating to the allowance to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that assumptions could have on the Company’s results of operations. The Company has developed a methodology to measure the amount of estimated loan loss exposure inherent in the loan portfolio to assure that an appropriate allowance is maintained. The Company’s methodology is based upon guidance provided in SEC Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues and allowance allocations are calculated in accordance with ASC Topic 310, Receivables and ASC Topic 450, Contingencies.

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

At least annually, management reviews all commercial and commercial real estate loans exceeding a certain threshold and assigns a risk rating. The Company uses an internal loan rating system of pass credits, special mention loans, substandard loans, doubtful loans, and loss loans (which are fully charged off). The definitions of “special mention”, “substandard”, “doubtful” and “loss” are consistent with banking regulatory definitions. Factors considered in assigning loan ratings include: the customer’s ability to repay based upon customer’s expected future cash flow, operating results, and financial condition; the underlying collateral, if any; and the economic environment and industry in which the customer operates. Special mention loans have potential weaknesses that if left uncorrected may result in deterioration of the repayment prospects and a downgrade to a more severe risk rating. A substandard loan credit has a well-defined weakness which makes payment default or principal exposure likely, but not yet certain. There is a possibility that the Company will sustain some loss if the deficiencies are not corrected. A doubtful loan has a high possibility of loss, but the extent of the loss is difficult to quantify because of certain important and reasonably specific pending factors.

At least quarterly, management reviews all commercial and commercial real estate loans and leases and agriculturally related loans with an outstanding principal balance of over $500,000 that are internally risk rated 6 or worse, giving consideration to payment history, debt service payment capacity, collateral support, strength of guarantors, local market trends, industry trends, and other factors relevant to the particular borrowing relationship. Through this process, management identifies impaired loans. For loans and leases considered impaired, estimated exposure amounts are based upon collateral values or discounted cash flows. For commercial loans, commercial mortgage loans, and agricultural loans not specifically reviewed, and for homogenous loan portfolios such as residential mortgage loans and consumer loans, estimated exposure amounts are assigned based upon historical net loss experience and current charge-off trends, past due status, and management’s judgment of the effects of current economic conditions on portfolio performance.

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. Based on its evaluation of the allowance as of December 31, 2010, management considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase the allowance.

The allocation of the Company’s allowance as of December 31, 2010, and each of the previous four years is illustrated in Table 6- Allocation of the Allowance for Loan and Lease Losses, below.

Table 6 - Allocation of the Allowance for Loan and Lease Losses
	As of December 31,
(in thousands)	2010	2009	2008	2007	2006
Total loans outstanding at end of year	$1,910,358	$1,914,818	$1,817,531	$1,440,122	$1,326,298
ALLOCATION OF THE ALLOWANCE BY LOAN TYPE:
Commercial and industrial	$7,824	$7,304	$6,225	$6,107	$6,308
Commercial real estate	14,445	11,119	7,190	4,917	3,987
Residential real estate	3,526	3,616	2,960	1,759	1,622
Consumer and other	1,976	2,230	2,219	1,807	2,158
Leases	61	81	78	17	78
Unallocated	0	0	0	0	175
Total	$27,832	$24,350	$18,672	$14,607	$14,328
ALLOCATION OF THE ALLOWANCE AS A PERCENTAGE OF TOTAL ALLOWANCE:
Commercial and industrial	28%	30%	33%	42%	44%
Commercial real estate	52%	46%	39%	34%	28%
Residential real estate	13%	15%	16%	12%	11%
Consumer and other	7%	9%	12%	12%	15%
Leases	0%	0%	0%	0%	1%
Unallocated	0%	0%	0%	0%	1%
Total	100%	100%	100%	100%	100%
LOAN AND LEASE TYPES AS A PERCENTAGE OF TOTAL LOANS AND LEASES:
Commercial and industrial	25%	26%	26%	26%	26%
Commercial real estate	38%	36%	34%	32%	31%
Residential real estate	32%	32%	34%	35%	36%
Consumer and other	4%	5%	5%	6%	6%
Leases	1%	1%	1%	1%	1%
Total	100%	100%	100%	100%	100%

Management is committed to maintaining an appropriate allowance. The above allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category. The allowance has steadily increased over the past three years, with the majority of the growth in the allowances allocated to commercial real estate and commercial loans. The increase in the overall allowance as well as the increase in these two loan categories over the past three years reflects higher allocations driven by deterioration in asset quality measures, including higher levels of net charge-offs, internally-classified commercial and commercial real estate loans, and nonperforming loans and leases; weak economic conditions; soft real estate markets; and growth in the loan portfolio. The increase in the Company’s net charge-offs during 2010, 2009, and 2008 led to higher historical loss factors in the allowance model. These historical loss factors were also adjusted upwards to reflect weak and uncertain economic conditions, including pressure on real estate values, and high unemployment. The allocations assigned to the internally-classified loans were also up in 2010, a result of an increase in the volume of loans internally-classified and higher historical loss factors.

The level of future charge-offs is dependent upon a variety of factors such as national and local economic conditions, trends in various industries, underwriting characteristics, and conditions unique to each borrower. Given uncertainties surrounding these factors, it is difficult to estimate future losses.

The principal balances of nonperforming loans and leases, including impaired loans and leases, as of December 31, are detailed in the table below.

Analysis of Past Due and Nonperforming Loans
(dollar amounts in thousands)	2010	2009	2008	2007	2006
Loans 90 days past due and accruing
Commercial and industrial	$842	$294	$0	$0	$0
Commercial real estate	0	0	0	21	0
Residential real estate	368	75	143	283	0
Consumer and other	0	0	18	8	8
Leases	7	0	0	0	0
Total loans 90 days past due and accruing	1,217	369	161	312	8
Nonaccrual loans
Commercial and industrial	7,271	7,334	2,606	1,922	1,053
Commercial real estate	24,791	16,664	8,288	6,198	569
Residential real estate	9,111	7,070	4,497	552	1,142
Consumer and other	309	193	407	218	230
Leases	19	28	0	0	0
Total nonaccrual loans	41,501	31,289	15,798	8,890	2,994
Troubled debt restructurings not included above	2,564	3,265	69	145	0
Total nonperforming loans and leases	45,282	34,923	16,028	9,347	3,002
Other real estate owned	1,255	299	110	5	348
Total nonperforming assets	$46,537	$35,222	$16,138	$9,352	$3,350
Allowance as a percentage of loans and leases outstanding	1.46%	1.27%	1.03%	1.01%	1.08%
Allowance as a percentage of nonperforming loans and leases	61.46%	69.72%	116.50%	156.27%	477.28%
Total nonperforming assets as percentage of total assets	1.43%	1.12%	0.56%	0.40%	0.15%

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDR”), and foreclosed real estate. The level of nonperforming assets over the past five year ends is illustrated in the table above. Nonperforming assets represented 1.43% of total assets at December 31, 2010, compared to 1.12% at December 31, 2009, and 0.56% at December 31, 2008. Although higher than the same period prior year, the Company’s ratio of nonperforming assets to total assets continues to compare favorably to our peer group’s most recent ratio of 3.38% at December 31, 2010. The peer data is from the Federal Reserve Board and represents banks or bank holding companies with assets between $3.0 billion and $10.0 billion. In general, the increase in nonperforming assets is reflective of the current weak economy, which has pressured real estate values in some of the Company’s markets and stressed the financial conditions of various commercial and agricultural borrowers.

Nonperforming loans (loans in nonaccrual status, loans past due 90 days or more and still accruing interest, and loans restructured in a troubled debt restructuring) were $45.3 million at December 31, 2010, up from $34.9 million at December 31, 2009, and up from $16.0 million at December 31, 2008. Nonperforming loans represented 2.37% of total loans at December 31, 2010, compared to 1.82% of total loans at December 31, 2009, and 0.88% of total loans at December 30, 2008. A breakdown of nonperforming loans by portfolio segment is shown above. The increase in nonperforming loans over prior year is mainly centered in commercial real estate and is mainly due to the addition of a few larger commercial real estate related credits during the third quarter of 2010.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. When modifications are provided for reasons other than as a result of the financial distress of the borrower, these loans are not classified as TDR’s or impaired. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the categories, loans 90 days past due and accruing, nonaccrual loans, or troubled debt restructuring, not included above. Loans in the latter include loans that meet the definition of a TDR but are performing in accordance with the modified terms. The TDR amounts of $2.6 million at December 31, 2010, and $3.3 million at December 31, 2009 consists of one commercial relationship where two loans were modified with concessions granted due to the stressed financial condition of the borrower. The decrease in the balance was due to a principal pay down resulting from the sale of some real estate collateral securing the loans.

In general, the Company places a loan on nonaccrual status if principal or interest payments becomes 90 days or more past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when required by regulatory requirements. Although in nonaccrual status, the Company may continue to receive payments on these loans. These payments are generally recorded as a reduction to principal and interest income is recorded only after principal recovery is reasonably assured. As of December 31, 2010, the Company was regularly receiving payments on approximately 63% of the loans categorized as nonaccrual.

The Company’s recorded investment in loans and leases that are considered impaired totaled $35.2 million at December 31, 2010, and $30.0 million at December 31, 2009. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans and loans that are 90 days or more past due. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

The average recorded investment in impaired loans and leases was $36.9 million in 2010, $17.0 million in 2009, $8.6 million in 2008. At December 31, 2010, $15.4 million of impaired loans had specific reserve allocations of $3.2 million and $19.8 million had no specific reserve allocation. At December 31, 2009, $13.1 million of impaired loans had specific reserve allocations of $803,000 and $16.9 million had no specific reserve allocation. At December 31, 2008, $4.6 million of impaired loans had specific reserve allocations of $414,000 and $5.1 million had no specific reserve allocations. The majority of impaired loans are collateral dependant impaired loans that have limited exposure or require limited specific reserve because of the amount of collateral support with respect to these loans and previous charge-offs. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis. Interest income recognized on impaired loans and leases, all collected in cash, and was $252,000 for 2010, $234,000 for 2009, and $455,000 for 2008.

As shown in Table 6 above, the Company’s allowance has steadily increased over the past three years. As of December 31, 2010, the allowance represented 1.46% of total loans and leases, up from 1.27% at December 31, 2009. The increase in the ratio of the allowance to total loans and leases outstanding is consistent with the increase in our nonperforming assets, net charge-offs and internally-classified loans during 2010 as well as the overall weakness and uncertainty in the economy.

The allowance for loan and lease losses coverage of nonperforming loans and leases dropped from 1.17 times at year-end 2008 to 0.70 times at year-end 2009 to 0.61 times at year-end 2010 despite an increase in the level of the allowance to total loans to 1.46% at 2010 from 1.03% at year-end 2008. The decline of the allowance coverage of nonperforming loans and leases is primarily due to the increase in nonaccruing loans, which were mostly made up of collateral dependent impaired loans requiring little to no specific reserve due to the level of collateral available with respect to these loans and/or previous charge-offs.

The Company’s policy is to underwrite loans with strong LTV percentages. This practice, among others, has had a positive impact on the level of our loan charge-offs.

The difference between the interest income that would have been recorded if these loans and leases had been paid in accordance with their original terms and the interest income that was recorded for the year ended December 31, 2010, was $1.7 million. The amount for the year ended December 31, 2009, was $669,000. The amount for 2008 was not significant. The Company had no material commitments to make additional advances to borrowers with nonperforming loans.

Table 7 - Analysis of the Allowance for Loan and Lease Losses

	December 31,
(in thousands)	2010	2009	2008	2007	2006
Average loans outstanding during year	$1,897,983	$1,850,453	$1,612,716	$1,362,417	$1,269,650
Balance of allowance at beginning of year	24,350	18,672	14,607	14,328	13,677

LOANS CHARGED-OFF:
Commercial and industrial	3,265	1,653	1,491	674	278
Commercial real estate	1,167	558	473	2	55
Residential real estate	791	828	112	118	43
Consumer and other	912	1,195	1,214	966	888
Total loans charged-off	$6,135	$4,234	$3,290	$1,760	$1,264

RECOVERIES OF LOANS
PREVIOUSLY CHARGED-OFF:
Commercial and industrial	464	305	132	124	77
Commercial real estate	225	27	0	19	59
Residential real estate	85	24	2	9	19
Consumer and other	336	268	308	358	333
Leases	0	0	0	0	3
Total loans recovered	$1,110	$624	$442	$510	$491
Net loans charged-off	5,025	3,610	2,848	1,250	773
Allowance acquired in purchase acquisition		0	1,485	0	0
Additions to allowance charged to operations	8,507	9,288	5,428	1,529	1,424
Balance of allowance at end of year	$27,832	$24,350	$18,672	$14,607	$14,328
Net charge-offs as a percentage of average loans and leases outstanding during the year	0.26%	0.20%	0.18%	0.09%	0.06%

As previously stated, the provision for loan and lease losses represents management’s estimate of the expense necessary to maintain the allowance for loan and lease losses at an adequate level. The provision for loan and lease losses was $8.5 million in 2010, compared to $9.3 million in 2009. In 2010 and 2009, the provision was higher than historical levels due to increases in nonperforming loans and leases and net charge-offs as well as concerns over weak economic conditions and uncertain real estate markets. The ratio of net charge-offs to average total loans and leases of 0.26%, for 2010, is up over prior year, but is favorable to a peer ratio of 1.45%. The peer data is from the Federal Reserve Board and represents banks or bank holding companies with assets between $3.0 billion and $10.0 billion. The peer ratio is as of December 31, 2010, the most recent data available from the Federal Reserve Board. While overall economic conditions remain weak, there have been some improvements noted in the financial conditions of several of the Company’s large commercial customers and the Company’s agricultural related portfolio has benefited from improving milk prices.

Management reviews the loan portfolio continuously for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its internal loan review function, identified 65 commercial relationships totaling $63.9 million at December 31, 2010, this presents an improvement from the 67 commercial relationships totaling $83.9 million at December 31, 2009, which were classified as Substandard, and continued to accrue interest. Of the 65 commercial relationships, there are 15 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $53.0 million. Over the past few years, the Company has seen an increase in potential problem loans as weak economic conditions have strained borrowers’ cash flows and collateral values. The decrease in the dollar volume of potential problem loans since year-end 2009 was due to the upgrade of several large commercial credits to a risk grading better than Substandard, and a large commercial relationship being moved to nonaccrual status. The Company continues to monitor these relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

Deposits and Other Liabilities

Total deposits of $2.5 billion at December 31, 2010, were up $56.0 million or 2.3% over year-end 2009. Deposit growth included $47.7 million in interest checking, savings and money market balances and $61.2 million in noninterest bearing deposits. This growth was offset by a decline in time deposits of $52.9 million.

Core deposits, defined as total deposits less time deposits of $100,000 or more, brokered deposits and municipal money market deposits, grew by $192.6 million or 11.2% to $1.9 billion at year-end 2010 from $1.7 billion at year-end 2009. Core deposits represented 76.8% of total deposits at December 31, 2010, compared to 70.7% of total deposits at December 31, 2009. Municipal money market accounts decreased by $75.2 million, or 22.0% to $265.9 million at year-end 2010 from $341.1 million at year-end 2009. Time deposits of $100,000 and more were down $31.5 million, or 9.6% between year-end 2010 and year-end 2009 while brokered deposits also declined $29.9 million or 66.6% over the same time period.

Table 1-Average Statements of Condition and Net Interest Analysis shows the average balance and average rate paid on the Company’s primary deposit categories for the years ended December 31, 2010, 2009, and 2008. A maturity schedule of time deposits outstanding at December 31, 2010, is included in “Note 9 Deposits” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $43.6 million at December 31, 2010, and $47.3 million at December 31, 2009. Management generally views local repurchase agreements as an alternative to large time deposits. The Company’s wholesale repurchase agreements are primarily with the Federal Home Loan Bank (“FHLB”) and amounted to $140.0 million at December 31, 2010, and $145.5 million at December 31, 2009. During 2010, the Company prepaid a $5.0 million repurchase agreement with the FHLB where the Company had elected the fair value option. A net mark-to-market pre-tax loss of $147,000 related to this repurchase agreement is included in 2010 results within the Company’s Consolidated Statements of Income in the “Mark-to-Market Gain (Loss) on Liabilities Held at Fair Value” line item. Refer to “Note 10 Securities Sold Under Agreements to Repurchase and Federal Funds Purchased” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for further details on the Company’s repurchase agreements.

The Company’s other borrowings totaled $244.2 million at year-end 2010, up $35.2 million or 16.9% from $209.0 million at year-end 2009. The $244.2 million in borrowings at December 31, 2010, included $144.0 million in term advances, $79.0 million of overnight FHLB advances, and a $19.4 million advance from a money center bank. Of the $144.0 million of the FHLB term advances at year-end 2010, $120.0 million are due over one year and have a weighted average rate of 4.47%. In 2007, the Company elected to account for a $10.0 million advance with the FHLB at fair value. The fair value of this advance increased by $294,000 (pre-tax net mark-to-market loss of $294,000) over the 12-months ended December 31, 2010. Refer to “Note 11 Other Borrowings” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for further details on the Company’s term borrowings with the FHLB.

Other borrowings included a term borrowing with a bank totaling $19.4 million at December 31, 2010, and $25.0 million at December 31, 2009. There were also a Treasury Tax and Loan Note account with the Federal Reserve Bank of New York totaling $100,000 at December 31, 2010 and 2009, and borrowings from unrelated financial institutions totaling $21,000 and $30,000 at December 31, 2010 and 2009, respectively.

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

Core deposits are a primary low cost funding source obtained mainly through the Company’s branch network. Core deposits totaled $1.9 billion at year-end 2010, up $192.6 million or 11.2% from year-end 2009, with the increase mainly in non-municipal money market and savings deposits and noninterest-bearing deposits. Core deposits represented 76.8% of total deposits and 64.2% of total liabilities at December 31, 2010, compared to 70.7% of total deposits and 59.3% of total liabilities at December 31, 2009.

In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $100,000 or more, brokered time deposits, municipal money market accounts, securities sold under agreements to repurchase, overnight borrowings and term advances from the FHLB and other funding sources. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources decreased by $110.5 million to $1.0 billion at year end 2010, from $1.1 billion at year-end 2009. As a percentage of total liabilities, non-core funding sources decreased from 38.4% at year-end 2009 to 33.7% at year-end 2010. Overnight borrowing from the FHLB increased $65.5 million during 2010 to partially offset declines of $75.2 million in municipal money market accounts, $31.5 million in time deposits of $100,000 or more and $29.9 million in brokered time deposits. The robust growth of lower cost core deposits has allowed the Company to reduce higher cost funding sources.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $682.2 million and $772.7 million at December 31, 2010 and 2009, respectively, were either pledged or sold under agreements to repurchase. Pledged securities represented 67.6% of total securities at December 31, 2010, compared to 83.9% of total securities at December 31, 2009.

Cash and cash equivalents totaled $49.7 million as of December 31, 2010, up from $45.5 million at December 31, 2009. Short-term investments, consisting of securities due in one year or less, increased from $30.1 million at December 31, 2009, to $42.5 million on December 31, 2010. The Company also has $22.8 million of securities designated as trading securities.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $560.8 million at December 31, 2010 compared with $477.7 million at December 31, 2009. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $710.2 million at December 31, 2010 as compared to $722.5 million at December 31, 2009. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At December 31, 2010, the unused borrowing capacity on established lines with the FHLB was $900.0 million.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At December 31, 2010, total unencumbered residential mortgage loans of the Company were $158.7 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

The Company has not identified any trends or circumstances that are reasonably likely to result in material increases or decreases in liquidity in the near term.

Table 8-Loan Maturity details total scheduled maturities of selected loan categories.

Table 8 - Loan Maturity

Remaining maturity of selected loans	At December 31, 2010
(in thousands)	Total	Within 1 year	1-5 years	After 5 years
Commercial and industrial	$473,232	$180,301	$150,421	$142,510
Commercial real estate	727,361	43,821	61,754	621,786
Residential real estate	626,799	1,032	15,157	610,610
Total	$1,827,392	$225,154	$227,332	$1,374,906

Loan balances are shown net of deferred costs and fees.

Of the loan amounts shown above in Table 8- Loan Maturity maturing over 1 year, $523.4 million have fixed rates and $1.1 billion have adjustable rates

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business the Company is party to certain financial instruments, which in accordance with accounting principles generally accepted in the United States, are not included in its Consolidated Statements of Condition. These transactions include commitments under standby letters of credit, unused portions of lines of credit, and commitments to fund new loans and are undertaken to accommodate the financing needs of the Company’s customers. Loan commitments are agreements by the Company to lend monies at a future date. These loan and letter of credit commitments are subject to the same credit policies and reviews as the Company’s loans. Because most of these loan commitments expire within one year from the date of issue, the total amount of these loan commitments as of December 31, 2010, are not necessarily indicative of future cash requirements. Further information on these commitments and contingent liabilities is provided in “Note 17 Commitments and Contingent Liabilities” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

CONTRACTUAL OBLIGATIONS

The Company leases land, buildings, and equipment under operating lease arrangements extending to the year 2090. Most leases include options to renew for periods ranging from 5 to 20 years. In addition, the Company has a software contract for its core banking application through July 31, 2015, along with contracts for more specialized software programs through 2016. Further information on the Company’s lease arrangements is provided in “Note 8 Premises and Equipment” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report. The Company’s contractual obligations as of December 31, 2010, are shown in Table 9-Contractual Obligations and Commitments below.

Table 9 - Contractual Obligations and Commitments

Contractual Cash Obligations	Payments Due By Period
(in thousands)	Within				Over 5
As of December 31, 2010	Total	1 year	1-3 years	3-5 years	Years
Long-term debt	$327,583	$54,284	$96,527	$66,060	$110,712
Operating leases	22,851	2,105	3,854	3,388	13,504
Software contracts	4,049	1,322	1,737	877	113
Total contractual cash obligations	$354,483	$57,711	$102,118	$70,325	$124,329

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to “Note 1 Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Form 10-K for details of recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

Fourth Quarter Summary

The Company reported diluted earnings per share of $0.81 for the fourth quarter of 2010, a 6.6% increase from $0.76 for the comparable year-ago period, and a 17.4% increase from $0.69 per share reported in the third quarter of 2010. Fourth quarter 2010 net income was $8.9 million, up 8.3% over fourth quarter 2009 net income of $8.2 million and up 18.7% from third quarter 2010 net income of $7.5 million.

Taxable-equivalent net interest income of $28.5 million in the fourth quarter of 2010 was in line with the same quarter 2009 which represented a record quarterly level for the Company. The growth in taxable-equivalent net interest income was mainly due to lower funding costs, however growth in average earning assets help to offset the overall lower yields on earning assets. Average earning assets increased $90.1 million or 3.1%, to $3.0 billion in the fourth quarter of 2010 from $2.9 billion in the fourth quarter of 2009. The growth in average earnings assets in the fourth quarter over the year-earlier quarter included a $127.1 million or 13.5% increase in average securities. The yield on interest earning assets was 4.72% in the fourth quarter of 2010, down 46 basis points from 5.18% in the fourth quarter of 2009. The rate paid on interest-bearing liabilities was 1.21% in the fourth quarter of 2010, down 36 basis points from 1.57% in the same quarter prior year.

The provision for loan and lease losses was $1.4 million for the fourth quarter of 2010, compared to $2.8 million for the fourth quarter of 2009. (Net charge-offs totaled $2.3 million in the fourth quarter of 2010, representing an annualized 0.48% of average loans and leases compared with net charge-offs of $1.2 million or an annualized 0.25% of average loans and lease in the same period of 2009.)

Total noninterest income in the fourth quarter of 2010 was $12.3 million, up $138,000, or 1.1%, from the fourth quarter of 2009. Current quarter declines in service charges on deposit accounts were offset by increases in other key fee income categories such as card services income and insurance commissions and fees. Service charges on deposit accounts were negatively impacted by new regulatory requirements. Net mark-to-market gains on securities and liabilities held at fair value totaled $160,000 in the fourth quarter of 2010 compared to net mark-to-market gains of $352,000 in the same quarter prior year. Net realized gains on securities transactions were down from $218,000 in the fourth quarter of 2009 to $5,000 in the current quarter. The recognition of non-recurring deferred income on a loan workout of $332,000 was recorded in the fourth quarter of 2010.

Noninterest expense totaled $25.2 million for the 2010 fourth quarter, up $253,000, or 1.0%, from $24.9 million for the 2009 fourth quarter. Salary and benefit related expenses were up $587,000 or 4.2% over the same quarter prior year. The increase was due to annual salary adjustments, additional FTEs, and higher benefit-related expenses, mainly pension and other employee benefits. Higher professional fees in the quarter were offset by lower technology expense.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of November 30, 2010, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decline in net interest income from the base case of approximately 1.7%, while a 100 basis point parallel decline in interest rates over a one-year period would result in a marginal decrease in one-year net interest income from the base case of 1.2%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

In our most recent simulation, the base case scenario, which assumes interest rates remain unchanged from the date of the simulation, showed a relatively flat net interest margin during 2011.

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

In addition to the simulation analysis, management uses an interest rate gap measure. Table 10-Interest Rate Risk Analysis below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of December 31, 2010. The Company’s one-year interest rate gap was a negative $153,000 or 4.69% of total assets at December 31, 2010, compared with a negative $113,000 or 3.59% of total assets at December 31, 2009. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Table 10 - Interest Rate Risk Analysis

Condensed Static Gap - December 31, 2010

	Repricing Interval
(in thousands)	Total	0-3 months		3-6 months	6-12 months	12 months
Interest-earning assets*	$3,029,621	$638,410		$190,195	$342,476	$1,171,081
Interest-bearing liabilities	2,400,446	952,286		162,717	208,916	1,323,919
Net gap position		(313,876)		27,478	133,560	(152,838)
Net gap position as a percentage of total assets		(9.63	) %	0.84%	4.10%	(4.69)%
*Balances of available-for-sale securities are shown at amortized cost

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

/s/ Stephen S. Romaine	/s/ Francis M. Fetsko	Date: March 15, 2011
Stephen S. Romaine	Francis M. Fetsko
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Tompkins Financial Corporation:

We have audited the accompanying consolidated statements of condition of Tompkins Financial Corporation and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tompkins Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tompkins Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Syracuse, New York
March 15, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Tompkins Financial Corporation:

We have audited Tompkins Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Tompkins Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 15, 2011 expressed an unqualified opinion on those consolidated financial statements.

Syracuse, New York
March 15, 2011

Consolidated Statements of Condition

	As of December 31,
(In thousands, except share and per share data)	2010	2009
ASSETS

Cash and noninterest bearing balances due from banks	$47,339	$43,686
Interest bearing balances due from banks	2,226	1,676
Money market funds	100	100
Cash and Cash Equivalents	49,665	45,462

Trading securities, at fair value	22,837	31,718
Available-for-sale securities, at fair value	1,039,608	928,770
Held-to-maturity securities, fair value of $56,064 at December 31, 2010 , and $46,340 at December 31, 2009	54,973	44,825
Loans and leases, net of unearned income and deferred costs and fees	1,910,358	1,914,818
Less: Allowance for loan and lease losses	27,832	24,350
Net Loans and Leases	1,882,526	1,890,468

Federal Home Loan Bank stock and Federal Reserve Bank stock	21,985	20,041
Bank premises and equipment, net	46,103	46,650
Corporate owned life insurance	40,024	35,953
Goodwill	41,649	41,589
Other intangible assets, net	4,207	4,864
Accrued interest and other assets	56,766	62,920
Total Assets	$3,260,343	$3,153,260
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	1,230,815	1,183,145
Time	741,829	794,738
Noninterest bearing	523,229	461,981
Total Deposits	2,495,873	2,439,864

Federal funds purchased and securities sold under agreements to repurchase, including certain amounts at fair value of $0 at December 31, 2010, and $5,500 at December 31, 2009	183,609	192,784
Other borrowings, including certain amounts at fair value of $11,629 at December 31, 2010 and $11,335 at December 31, 2009	244,193	208,965
Trust preferred debentures	25,060	25,056
Other liabilities	38,200	41,583
Total Liabilities	$2,986,935	$2,908,252
EQUITY
Tompkins Financial Corporation shareholders’ equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 10,934,385 shares at December 31, 2010; and 9,785,265 shares at December 31, 2009	1,093	978
Additional paid-in capital	198,114	155,589
Retained earnings	76,446	92,402
Accumulated other comprehensive loss	(1,260)	(3,087)
Treasury stock, at cost – 92,025 shares at December 31, 2010, and 81,723 shares at December 31, 2009	(2,437)	(2,326)

Total Tompkins Financial Corporation Shareholders’ Equity	271,956	243,556
Noncontrolling interests	1,452	1,452
Total Equity	$273,408	$245,008
Total Liabilities and Equity	$3,260,343	$3,153,260

See notes to consolidated financial statements.

Consolidated Statements of Income

	Year ended December 31,
(In thousands, except per share data)	2010	2009	2008
INTEREST AND DIVIDEND INCOME
Loans	$106,357	$107,452	$102,840
Due from banks	31	27	133
Federal funds sold	17	15	115
Money market funds	0	36	246
Trading securities	1,084	1,362	1,923
Available-for-sale securities	33,989	35,196	32,561
Held-to-maturity securities	1,535	1,814	1,891
Federal Home Loan Bank stock and Federal Reserve Bank stock	1,049	893	1,074
Total Interest and Dividend Income	144,062	146,795	140,783
INTEREST EXPENSE
Time certificates of deposits of $100,000 or more	4,297	5,442	9,039
Other deposits	13,380	18,769	25,489
Federal funds purchased and securities sold under agreements to repurchase	5,418	6,254	7,496
Trust preferred debentures	1,581	1,087	153
Other borrowings	7,611	8,206	8,216
Total Interest Expense	32,287	39,758	50,393
Net Interest Income	111,775	107,037	90,390
Less: Provision for loan and lease losses	8,507	9,288	5,428
Net Interest Income After Provision for Loan and Lease Losses	103,268	97,749	84,962
NONINTEREST INCOME
Investment services income	14,329	13,328	14,179
Insurance commissions and fees	12,738	12,307	11,607
Service charges on deposit accounts	8,554	9,312	10,192
Card services income	4,285	3,664	3,338
Mark-to-market gain on trading securities	219	204	811
Mark-to-market (loss) gain on liabilities held at fair value	(441)	1,263	(2,001)
Gain on VISA stock redemption	0	0	1,639
Other income	6,331	5,933	5,793
Net other-than-temporary impairment losses1	(34)	(146)	0
Net gain on securities transactions	178	348	477
Total Noninterest Income	46,159	46,213	46,035
NONINTEREST EXPENSES
Salaries and wages	42,530	40,459	40,140
Pension and other employee benefits	14,523	13,367	10,307
Net occupancy expense of premises	7,161	7,135	6,839
Furniture and fixture expense	4,421	4,462	4,197
FDIC insurance	3,768	4,976	933
Amortization of intangible assets	762	915	906
Other operating expenses	25,880	25,303	23,734
Total Noninterest Expenses	99,045	96,617	87,056
Income Before Income Tax Expense	50,382	47,345	43,941
Income Tax Expense	16,420	15,383	13,810
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	33,962	31,962	30,131
Less: Net income attributable to noncontrolling interests	131	131	297
Net Income Attributable to Tompkins Financial Corporation	$33,831	$31,831	$29,834
Basic Earnings Per Share2	$3.13	$2.98	$2.81
Diluted Earnings Per Share2	$3.11	$2.96	$2.78

1 In 2010, net other-than-temporary impairment (“OTTI”) on securities available-for-sale totaling $34,000 was recognized in noninterest income. There were no additional non-credit OTTI losses on these securities in 2010.  In 2009, net OTTI on securities available-for-sale totaling $1.8 million in losses were recognized which included $1.6 million recognized in accumulated other comprehensive income, net of tax, and $146,000 of OTTI losses recognized in noninterest income.

2 Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on February 15, 2010.

 See notes to consolidated financial statements

Consolidated Statements of Cash Flows

	Year ended December 31,
(In thousands)	2010	2009	2008
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$33,831	$31,831	$29,834
Adjustments to reconcile net income, attributable to Tompkins Financial Corporation, to net cash provided by operation activities:
Provision for loan and lease losses	8,507	9,288	5,428
Depreciation and amortization of premises, equipment, and software	4,665	4,484	4,670
Amortization of intangible assets	762	915	906
Earnings from corporate owned life insurance, net	(1,378)	(1,090)	(1,448)
Net amortization on securities	4,793	1,878	1,326
Other-than-temporary impairment loss	34	146	0
Mark-to-market gain on trading securities	(219)	(204)	(811)
Mark-to-market loss (gain) on liabilities held at fair value	441	(1,263)	2,001
Deferred income tax expense (benefit)	2,251	(1,854)	1,124
Net gain on securities transactions	(178)	(348)	(477)
Net gain on sale of loans	(955)	(1,357)	(105)
Proceeds from sale of loans	54,566	90,357	11,453
Loans originated for sale	(53,532)	(90,206)	(11,010)
Net (gain) loss on sale of bank premises and equipment	(22)	7	(52)
Stock-based compensation expense	1,219	938	931
Decrease (increase) in interest receivable	1,961	(139)	(257)
Decrease in interest payable	(658)	(799)	(1,108)
Proceeds from sales of trading securities	0	0	479
Purchases of trading securities	0	0	(3,998)
Proceeds from maturities, calls and principal paydowns of trading securities	8,948	6,315	26,007
Contribution to pension plan	(7,250)	0	(10,000)
Decrease (increase) in FDIC prepaid insurance	3,311	(11,423)	0
Other, net	3,757	(13,612)	6,638
Net Cash Provided by Operating Activities	64,854	23,864	61,531
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	356,539	303,700	225,873
Proceeds from sales of available-for-sale securities	13,976	32,510	62,571
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	19,903	21,506	12,511
Proceeds from sale of held-to-maturity securities	382	0	0
Purchases of available-for-sale securities	(482,690)	(519,902)	(351,666)
Purchases of held-to-maturity securities	(30,461)	(11,930)	(17,447)
Net increase in loans and leases	(644)	(99,691)	(229,428)
Net (increase) decrease in Federal Home Loan Bank and Federal Reserve Bank Stock	(1,944)	2,833	(4,536)
Proceeds from sale of bank premises and equipment	83	53	119
Purchases of bank premises and equipment	(3,531)	(5,165)	(2,771)
Purchase of corporate owned life insurance	(2,625)	0	0
Net cash provided by acquisitions	0	0	12,176
Other, net	(2,783)	(1,875)	(103)
Net Cash Used in Investing Activities	(133,795)	(277,961)	(292,701)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	108,918	214,226	177,350
Net (decrease) increase in time deposits	(52,909)	91,631	6,794
Net (decrease) increase in securities sold under agreements to repurchase and Federal funds purchased	(9,322)	(3,102)	240
Increase in other borrowings	79,000	11,000	145,200
Repayment of other borrowings	(44,066)	(75,981)	(82,655)
Cash dividends	(14,381)	(13,208)	(12,728)
Cash paid in lieu of fractional shares for 10% stock dividend	(7)	0	0
Proceeds from issuance of trust preferred debentures, net of issuance cost	0	21,073	0
Shares issued for dividend reinvestment plan	2,872	631	0
Shares issued for employee stock ownership plan	1,278	0	0
Repurchase of common stock	0	(178)	(58)
Redemption of preferred stock	0	0	(4,524)
Net proceeds from exercise of stock options	1,549	955	3,354
Tax benefit from stock option exercises	212	163	587
Net Cash Provided by Financing Activities	73,144	247,210	233,560
Net Increase (decrease) in Cash and Cash Equivalents	4,203	(6,887)	2,390
Cash and cash equivalents at beginning of period	45,462	52,349	49,959
Total Cash & Cash Equivalents at End of Period	49,665	45,462	52,349

See notes to consolidated financial statements.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for - Interest	$32,945	$40,558	$51,501
Cash paid during the year for - Income taxes	19,048	28,117	9,872
Non-cash investing and financing activities:
Fair value for non-cash assets other than goodwill acquired in purchase acquisitions	0	0	208,101
Fair value of liabilities assumed in purchase acquisitions	0	0	238,737
Goodwill related to acquisitions	0	0	18,585

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at December 31, 2007	$962	$147,657	$57,255	$(6,900)	$(1,779)	$1,452	$198,647
Comprehensive Income:
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			29,834			297	30,131
Other comprehensive income (loss)				(702)			(702)
Total Comprehensive Income							29,429
Cash dividends ($1.20 per share)			(12,728)				(12,728)
Exercise of stock options and related tax benefit (116,236 shares, net)	12	3,929					3,941
Common stock repurchased and returned to Unissued status (1,500 shares)		(58)					(58)
Reduction in shares issued for purchase acquisition (2,748 shares)	(1)	79					78
Directors deferred compensation plan (5,985 shares)		304			(304)		0
Cumulative effect adjustment - adoption of EITF 06-4			(582)				(582)
Stock-based compensation expense		931					931
Noncontrolling interest acquired in connection with Sleepy Hollow Bancorp, Inc.						4,443	4,443
Repayment of noncontrolling interest acquired in connection with Sleepy Hollow Bancorp, Inc.						(4,443)	(4,443)
Dividend to noncontrolling interests						(297)	(297)
Balances at December 31, 2008	$973	$152,842	$73,779	$(7,602)	$(2,083)	$1,452	$219,361
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			31,831			131	31,962
Other comprehensive income				4,515			4,515
Total Comprehensive Income							36,477
Cash dividends ($1.24 per share)			(13,208)				(13,208)
Exercise of stock options and related tax benefit (34,393 shares, net)	3	1,115					1,118
Common stock repurchased and returned to unissued status (5,000 shares)	(1)	(177)					(178)
Stock-based compensation expense		938					938
Shares issued for dividend reinvestment plan (15,554 shares)	2	629					631
Directors deferred compensation plan (4,842 shares)		243			(243)		0
Net shares issued related to restricted stock awards (12,900)	1	(1)					0
Dividend to noncontrolling interests						(131)	(131)
Balances at December 31, 2009	$978	$155,589	$92,402	$(3,087)	$(2,326)	$1,452	$245,008

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (continued)
(in thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-controlling Interests	Total
Balances at December 31, 2009	$978	$155,589	$92,402	$(3,087)	$(2,326)	$1,452	$245,008
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			33,831			131	33,962
Other comprehensive income				1,827			1,827
Total Comprehensive Income							35,789
Cash dividends ($1.33 per share)			(14,381)				(14,381)
Exercise of stock options and related tax benefit (62,738 shares, net)	6	1,755					1,761
Effect of 10% stock dividend (988,664 shares)1	98	35,301	(35,399)				0
Cash paid in lieu of fractional shares			(7)				(7)
Stock-based compensation expense		1,219					1,219
Shares issued for dividend reinvestment plan (71,406 shares)	7	2,865					2,872
Shares issued for employee stock ownership plan (34,436 shares)	4	1,274					1,278
Directors deferred compensation plan (2,418 shares)		111			(111)		0
Net shares issued related to restricted stock awards (200 shares)
Forfeiture of restricted shares ((440) shares)
Dividend to noncontrolling interests						(131)	(131)
Balances at December 31, 2010	$1,093	$198,114	$76,446	$(1,260)	$(2,437)	$1,452	$273,408
1 Included in the shares issued for the 10% stock dividend in 2010 were treasury shares of 3,264, and director deferred compensation plan shares of 4,260.

Cash dividends per share have been retroactively adjusted to reflect 10% stock dividend paid on February 15, 2010. .

 See notes to consolidated financial statements

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

CASH EQUIVALENTS: Cash equivalents in the Consolidated Statements of Cash Flows include cash and noninterest bearing balances due from banks, interest-bearing balances due from banks, Federal funds sold, and money market funds. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that the Company is not exposed to any significant credit risk on cash and cash equivalents. Each bank subsidiary is required to maintain reserve balances by the Federal Reserve Bank of New York. At December 31, 2010, and December 31, 2009 the reserve requirements for the Company’s banking subsidiaries totaled $6,797,000 and $3,704,000, respectively.

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

At least quarterly, the Company performs an assessment to determine whether there have been any events or economic circumstances indicating that a security with an unrealized loss has suffered other-than-temporary impairment. A debt security is considered impaired if the fair value is less than its amortized cost basis at the reporting date. If impaired, the Company then assesses whether the unrealized loss is other-than-temporary. An unrealized loss on a debt security is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value, discounted at the security’s effective rate, of the expected future cash flows is less than the amortized cost basis of the debt security. As a result, the credit loss component of an other-than-temporary impairment write-down for debt securities is recorded in earnings while the remaining portion of the impairment loss is recognized, net of tax, in other comprehensive income provided that the Company does not intend to sell the underlying debt security and it is more-likely-than not that the Company would not have to sell the debt security prior to recovery of the unrealized loss, which may be to maturity. If the Company intended to sell any securities with an unrealized loss or it is more-likely-than not that the Company would be required to sell the investment securities, before recovery of their amortized cost basis, then the entire unrealized loss would be recorded in earnings.

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

Residential real estate loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Fair value is determined on the basis of the rates quoted in the secondary market. Net unrealized losses attributable to changes in market interest rates are recognized through a valuation allowance by charges to income. Loans are generally sold on a non-recourse basis with servicing retained. Any gain or loss on the sale of loans is recognized at the time of sale as the difference between the recorded basis in the loan and the net proceeds from the sale. The Company may use commitments at the time loans are originated or identified for sale to mitigate interest rate risk. The commitments to sell loans and the commitments to originate loans held-for-sale are considered derivatives under ASC Topic 815. The impact of the estimated fair value adjustment was not significant to the consolidated financial statements.

Interest income on loans is accrued and credited to income based upon the principal amount outstanding. Loan origination fees and costs are deferred and recognized over the life of the loan as an adjustment to yield. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments are due. Loans are placed on nonaccrual status either due to the delinquency status of principal and/or interest (generally when past due 90 or more days) or a judgment by management that the full repayment of principal and interest is unlikely.

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

Loans acquired in a business combination, that exhibit deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payment receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).

ALLOWANCE FOR LOAN AND LEASE LOSSES: Management regularly reviews the allowance for loan and lease losses in order to maintain the allowance at a level consistent with the inherent risk of loss in the loan and lease portfolios. The Company has developed a methodology to measure the amount of estimated loan loss exposure inherent in the loan portfolio to ensure that an appropriate allowance is maintained. The methodology includes an estimate of exposure for the following: specifically reviewed and graded loans; historical loss experience by product type; past due and nonperforming loans; and other internal and external factors such as local and regional economic conditions, growth trends, collateral values, and credit policy and underwriting standards. The methodology includes a review of loans considered impaired in accordance with ASC Topic 310. In addition, other commercial loans and commercial mortgage loans are evaluated using an internal rating system. An estimated exposure amount is assigned to these internally reviewed credits based upon a review of the borrower’s financial condition, payment history, collateral adequacy, business conditions, and historical loss experience. For commercial loans and commercial mortgage loans not specifically reviewed, and for homogenous loan portfolios such as residential mortgage loans and consumer loans, estimated exposure amounts are assigned based upon historical net loss experience as well as past due status. Lastly, additional allowances are maintained based upon management judgment and assessment of other quantitative and qualitative factors such as regional and local economic conditions, portfolio growth trends, new lending products, and new market areas.

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

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable time period, and there is a sustained period of repayment performance by the borrower in accordance with the contractual terms of the loan agreement. When interest accrual is discontinued, all unpaid accrued interest is reversed. Payments received on loans on nonaccrual are generally applied to reduce the principal balance of the loan.

PREMISES AND EQUIPMENT: Land is carried at cost. Premises and equipment are stated at cost, less allowances for depreciation. The provision for depreciation for financial reporting purposes is computed generally by the straight-line method at rates sufficient to write-off the cost of such assets over their estimated useful lives. Buildings are amortized over a period of 10-39 years, and furniture, fixtures, and equipment are amortized over a period of 2-20 years. Leasehold improvements are generally depreciated over the lesser of the lease term or the estimated lives of the improvements. Maintenance and repairs are charged to expense as incurred. Gains or losses on disposition are reflected in earnings.

OTHER REAL ESTATE OWNED: Other real estate owned consists of properties formerly pledged as collateral to loans, which have been acquired by the Company through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Upon transfer of a loan to foreclosure status, an appraisal is generally obtained and any excess of the loan balance over the fair value, less estimated costs to sell, is charged against the allowance for loan/lease losses. Expenses and subsequent adjustments to the fair value are treated as other operating expense.

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

EARNINGS PER SHARE: Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the year, exclusive of shares represented by the unvested portion of restricted stock and restricted stock units. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the year plus the dilutive effect of the unvested portion of restricted stock and restricted stock units and stock issuable upon conversion of common stock equivalents (primarily stock options) or certain other contingencies. On January 1, 2009, the Company adopted new authoritative accounting guidance under ASC Topic 260, Earnings Per Share, which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company issued stock-based compensation awards in 2009 that included restricted stock awards that contain such rights.

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

In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-

based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

ENDORSEMENT SPLIT-DOLLAR LIFE INSURANCE: On January 1, 2008, the Company adopted FASB ASC Topic 718 Compensation – Retirement Benefits (“ASC Topic 718”). With the adoption, the Company recognized a cumulative-effect adjustment to retained earnings totaling $582,000 related to accounting for certain endorsement split-dollar life insurance arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

ASU No. 2009-16, “Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets.” ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions of ASU 2009-16 became effective on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

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

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010. See Note 19 – Fair Value.

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

ASU No. 2010-28, “Intangibles—Goodwill and Other (Topic 350)—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 will be effective for the Company on January 1, 2011 and is not expected have a significant impact on the Company’s financial statements.

ASU No. 2010-29, “Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 provides clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required by Topic 805 when comparative financial statements are presented. ASU 2010-29 also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. ASU 2010-29 is effective for the Company prospectively for business combinations occurring after December 31, 2010.

ASU No. 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”. ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

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

On September 28, 2007, AM&M acquired the assets of Francis M. Celona, CPA, P.C., a local accounting and financial services company in Honeoye Falls, New York, in a cash transaction. The transaction resulted in initial goodwill of $47,000, customer related intangibles of $56,000 and a covenant-not-to-compete of $6,000. The customer related intangibles and covenant-not-to-compete are being amortized over 15 years and 5 years, respectively. In addition to the merger consideration paid at closing, additional contingent amounts of up to $180,000 may be paid over a period of three years from closing, depending on certain criteria being met. Additional payments of $60,000 and $58,000 were made in 2010 and 2009, respectively, and recorded as part of goodwill.

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

Note 3 Securities

Available-for-Sale Securities
The following tables summarize available-for-sale securities held by the Company at December 31, 2010 and 2009:

	Available-for-Sale Securities
December 31, 2010	Amortized Cost1	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
U.S. Treasury securities	$2,043	$86	$0	$2,129
Obligations of U.S. Government sponsored entities	402,057	7,372	1,989	407,440
Obligations of U.S. states and political subdivisions	60,707	2,339	9	63,037
Mortgage-backed securities – residential, issued by
U.S. Government agencies	143,319	3,233	539	146,013
U.S. Government sponsored entities	393,331	13,568	1,421	405,478
Non-U.S. Government agencies or sponsored entities	9,636	3	356	9,283
U.S. corporate debt securities	5,024	179	0	5,203
Total debt securities	1,016,117	26,780	4,314	1,038,583
Equity securities	1,025	0	0	1,025
Total available-for-sale securities	$1,017,142	$26,780	$4,314	$1,039,608
1 Net of other-than-temporary impairment losses recognized in earnings

	Available-for-Sale Securities
December 31, 2009	Amortized Cost1	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
U.S. Treasury securities	$1,991	$88	$0	$2,079
Obligations of U.S. Government sponsored entities	377,920	3,369	2,274	379,015
Obligations of U.S. states and political subdivisions	61,176	2,537	18	63,695
Mortgage-backed securities – residential, issued by
U.S. Government agencies	75,714	2,380	39	78,055
U.S. Government sponsored entities	373,307	15,831	278	388,860
Non-U.S. Government agencies or sponsored entities	12,656	0	1,890	10,766
U.S. corporate debt securities	5,032	104	0	5,136
Total debt securities	907,796	24,309	4,499	927,606
Equity securities	1,164	0	0	1,164
Total available-for-sale securities	$908,960	$24,309	$4,499	$928,770
1 Net of other-than-temporary impairment losses recognized in earnings

Held-to-Maturity Securities
The following tables summarize held-to-maturity securities held by the Company at December 21, 2010 and 2009:

December 31, 2010	Held-to-Maturity Securities
(in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. states and political subdivisions	$54,973	$1,155	$64	$56,064
Total held-to-maturity debt securities	$54,973	$1,155	$64	$56,064

Held-to-Maturity Securities

December 31, 2009	Held-to-Maturity Securities
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. states and political subdivisions	$44,825	$1,570	$55	$46,340
Total held-to-maturity debt securities	$44,825	$1,570	$55	$46,340

Realized gains on available-for-sale securities were $181,000 in 2010, $411,000 in 2009 and $547,000 in 2008; realized losses on available-for-sale securities were $1,000 in 2010, $63,000 in 2009 and $70,000 in 2008.

Realized losses on held-to-maturity securities were $2,000 in 2010. The Company sold $382,000 of municipal securities that experienced significant deterioration in the issuer’s creditworthiness during 2010 and were downgraded below investment grade by a rating agency. The sale of these securities was directly a result of the deterioration in the issuer’s creditworthiness and does not impact the Company’s intent to hold its remaining held-to-maturity debt securities to maturity. There were no sales of held-to-maturity securities in 2009 and 2008.

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2010:

December 31, 2010

Available-for-Sale Securities	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	93,167	1,989	0	0	93,167	1,989
Obligations of U.S. states and political subdivisions	1,771	9	0	0	1,771	9

Mortgage-backed securities – residential, issued by
U.S. Government agencies	44,288	539	0	0	44,288	539
U.S. Government sponsored entities	119,102	1,421	0	0	119,102	1,421
Non-U.S. Government agencies or sponsored entities	0	0	8,343	356	8,343	356
Total available-for-sale securities	$258,328	$3,958	$8,343	$356	$266,671	$4,314

The following table summarizes held-to-maturity securities that had unrealized losses at December 31, 2010:

Held-to-Maturity Securities	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. states and political subdivisions	$14,947	$63	$14	$1	$14,961	$64

Total held-to-maturity securities	$14,947	$63	$14	$1	$14,961	$64

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2009:

December 31, 2009

Available-for-Sale Securities	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$188,529	$2,274	$0	$0	$188,529	$2,274
Obligations of U.S. states and political subdivisions	1,679	18	0	0	1,679	18

Mortgage-backed securities – residential, issued by
U.S. Government agencies	11,696	39	0	0	11,696	39
U.S. Government sponsored entities	21,593	235	8,126	43	29,719	278
Non-U.S. Government agencies or sponsored entities	2,690	338	8,076	1,552	10,766	1,890
Total available-for-sale securities	$226,187	$2,904	$16,202	$1,595	$242,389	$4,499

The following table summarizes held-to-maturity securities that had unrealized losses at December 31, 2009:

Held-to-Maturity Securities	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. states and political subdivisions	$1,099	$45	$320	$10	$1,419	$55

Total held-to-maturity securities	$1,099	$45	$320	$10	$1,419	$55

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

The Company does not intend to sell the investment securities that are in an unrealized loss position and it is not more-likely-than not that the Company will be required to sell the investment securities, before recovery of their amortized cost basis, which may be at maturity. Accordingly, as of December 31, 2010, and December 31, 2009, management believes the unrealized losses detailed in the tables above are not other-than-temporary.

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

1.	The length of time and the extent to which the fair value has been less than the amortized cost basis;

2.	The level of credit enhancement provided by the structure which includes, but is not limited to, credit subordination positions, excess spreads, overcollateralization, protective triggers;

3.
Changes in the near term prospects of the issuer or underlying collateral of a security, such as changes in default rates, loss severities given default and significant changes in prepayment assumptions;

4.	The level of excess cash flow generated from the underlying collateral supporting the principal and interest payments of the debt securities; and

5.	Any adverse change to the credit conditions of the issuer or the security such as credit downgrades by the rating agencies.

As of December 31, 2010, the Company held five non-U.S. Government agencies or sponsored entities mortgage backed securities with a fair value of $9.3 million. In 2009, the Company determined that three of these non-U.S. Government mortgage backed securities were other-than-temporarily impaired based on an analysis of the above factors for these three securities. As a result, the Company recorded other-than-temporary impairment charges of $1.8 million in the third quarter of 2009 on these investments. The credit loss component of $146,000 was recorded as other-than-temporary impairment losses in the consolidated statements of income, while the remaining non-credit portion of the impairment loss was recognized in other comprehensive income (loss) in the consolidated statements of condition and changes in shareholders’ equity. The Company reviewed these five securities, on a quarterly basis, and in the third quarter of 2010 determined that an additional other-than-temporary charge of $34,000 related to three of the non-U.S. Government mortgage backed securities was necessary. As of December 31, 2010, the amount by which the carrying value of these three securities exceeded their fair value was $333,100. A continuation or worsening of current economic conditions may result in additional credit loss component of other-than-temporary impairment losses related to these investments.

The following table summarizes the roll-forward of credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment is recognized in other comprehensive income:

(in thousands)	December 31, 2010	December 31, 2009
Credit losses at beginning of the period	$146	$0
Credit losses related to securities for which an other-than-temporary impairment was not previously recognized	0	146
Credit losses related to securities for which an other-than-temporary impairment was previously recognized	34	—
Ending balance of credit losses on debt securities held for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$180	$146

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Amortized	Fair
December 31, 2010 (in thousands)	Cost1	Value
Available-for-sale securities:
Due in one year or less	$7,770	$7,867
Due after one year through five years	309,193	312,952
Due after five years through ten years	143,682	147,546
Due after ten years	9,186	9,444
Total	469,831	477,809
Mortgage-backed securities	546,286	560,774
Total available-for-sale debt securities	$1,016,117	$1,038,583
1 Net of other-than-temporary impairment losses recognized in earnings.

December 31, 2009 (in thousands)	Amortized Cost1	Fair Value
Available-for-sale securities:
Due in one year or less	$11,084	$11,231
Due after one year through five years	128,493	130,008
Due after five years through ten years	296,734	298,694
Due after ten years	9,808	9,992
Total	446,119	449,925
Mortgage-backed securities	461,677	477,681
Total available-for-sale debt securities	$907,796	$927,606
1 Net of other-than-temporary impairment losses recognized in earnings.

	Amortized	Fair
December 31, 2010 (in thousands)	Cost	Value
Held-to-maturity securities:
Due in one year or less	$34,645	$34,692
Due after one year through five years	15,378	16,157
Due after five years through ten years	3,765	4,024
Due after ten years	1,185	1,191
Total held-to-maturity debt securities	$54,973	$56,064

	Amortized	Fair
December 31, 2009 (in thousands)	Cost	Value
Held-to-maturity securities:
Due in one year or less	$17,017	$17,153
Due after one year through five years	19,200	20,185
Due after five years through ten years	7,131	7,511
Due after ten years	1,477	1,491
Total held-to-maturity debt securities	$44,825	$46,340

Trading Securities
The following summarizes trading securities, at estimated fair value, as of:

(in thousands)	December 31, 2010	December 31, 2009

Obligations of U.S. Government sponsored entities	$13,139	$17,986
Mortgage-backed securities – residential, issued by
U.S. Government sponsored entities	9,698	13,732
Total	$22,837	$31,718

The net gains on trading account securities, which reflect mark-to-market adjustments, totaled $219,000 in 2010, $204,000 in 2009 and $811,000 in 2008.

The Company pledges securities as collateral for public deposits and other borrowings, and sells securities under agreements to repurchase (see Note 10 Securities Sold Under Agreements to Repurchase and Federal Funds Purchased). Securities carried of $682.2 million and $772.7 million at December 31, 2010 and 2009, respectively, were either pledged or sold under agreements to repurchase.

Except for U.S. government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of shareholders’ equity at December 31, 2010.

The Company has an equity investment in a small business investment company (“SBIC”) established for the purpose of providing financing to small businesses in market areas served by the Company. As of December 31, 2010 and 2009, this investment totaled $3.4 million and was included in other assets on the Company’s Consolidated Statements of Condition. The investment is accounted for under the equity method of accounting. As of December 31, 2010, the Company reviewed this investment and determined that there was no impairment.

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock and non-marketable Federal Reserve Bank (“FRB”) stock, both of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock and FRB stock totaled $19.9 million and $2.1 million at December 31, 2010, respectively, and $18.1 million and $1.9 million at December 31, 2009, respectively. These securities are carried at par, which is also cost. The FHLBNY continues to pay dividends and repurchase its stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY stock.

 Note 4 Comprehensive Income

Comprehensive income for the three years ended December 31, is summarized below:

(in thousands)	2010	2009	2008
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$33,962	$31,962	$30,131
Other comprehensive income (loss), net of tax:

Unrealized gain on available-for-sale securities:
Net unrealized holding gain on available-for-sale securities arising during the year. (pre-tax net unrealized holding gain (loss) was $1,536 in 2010, $8,048 in 2009 and $11,988 in 2008.)	923	4,829	7,193

Reclassification adjustment for net realized gain on sale included in of available-for-sale securities (pre-tax net gain of $180 in 2010, $348 in 2009 and $477 in 2008.	(109)	(209)	(286)

Other-than-temporary impairment on available-for-sale securities (pre-tax unrealized gain (loss) of $1,300 in 2010, $(1,633) in 2009 and $0 in 2008).1	780	(980)	0

Employee benefit plans:
Amortization of actuarial gain (loss), prior service cost, and transition obligation (pre-tax amounts of $(390) for 2010, $(1,458) for 2009, and $12,682 in 2008.)	233	875	(7,609)

Other comprehensive income (loss)	1,827	4,515	(702)
Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	35,789	36,477	29,429
Less: Other comprehensive income attributable to noncontrolling interests	(131)	(131)	(297)
Total comprehensive income attributable to Tompkins Financial Corporation	$35,658	$36,346	$29,132

1 In 2010, net other-than-temporary impairment (“OTTI”) on securities available-for-sale totaling $34,000 was recognized in noninterest income.  There were no additional non-credit OTTI losses on these securities in 2010.  In 2009, net OTTI on securities available-for-sale totaling $1.8 million in losses were recognized which included $1.6 million recognized in accumulated other comprehensive income, net of tax, and $146,000 of OTTI losses recognized in noninterest income.

The components of accumulated other comprehensive loss, net of tax, as of year-end were as follows:

(in thousands)	2010	2009	2008
Net unfunded liability for employee benefit plans	$(14,740)	$(14,973)	$(15,848)
Net unrealized gain on available-for-sale securities	13,480	11,886	8,246
Total accumulated other comprehensive loss	$(1,260)	$(3,087)	$(7,602)

Note 5 Loans and Leases

Loans and Leases at December 31, were as follows:

(in thousands)	2010	2009
Commercial and industrial
Agriculture	$65,918	$71,480
Commercial and industrial other	409,432	423,015
Subtotal commercial and industrial	475,350	494,495
Commercial real estate
Construction	58,519	55,626
Agriculture	48,485	40,516
Commercial real estate other	619,458	601,221
Subtotal commercial real estate	726,462	697,363
Residential real estate
Home equity	164,765	166,618
Mortgages	462,032	458,823
Subtotal residential real estate	626,797	625,441
Consumer and other
Indirect	41,668	51,363
Consumer and other	31,757	35,324
Subtotal consumer and other	73,425	86,687
Leases	9,949	12,821
Total loans and leases	1,911,983	1,916,807
Less: unearned income and deferred costs and fees	(1,625)	(1,989)
Total loans and leases, net of unearned income and deferred costs and fees	$1,910,358	$1,914,818

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to the above listed policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. There have been no significant changes in the policies over the past several years. As such, these policies are reflective of new originations as well as those balances held at year-end. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

Residential real estate loans
The Company’s policy is to underwrite residential real estate loans in accordance with secondary market guidelines in effect at the time of origination, including loan-to-value (“LTV”) and documentation requirements. LTV’s exceeding 80% for fixed rate loans and 85% for adjustable rate loans require private mortgage insurance to reduce the exposure to 78%. The Company verifies applicants’ income, obtains credit reports and independent real estate appraisals in the underwriting process to ensure adequate collateral coverage and that loans are extended to individuals with good credit and income sufficient to repay the loan. The Company originates both fixed rate and adjustable rate residential real estate loans. Over the past two years, the vast majority of residential loan originations have been fixed rate loans, most of which have been sold in the secondary market on a non-recourse basis with related servicing rights retained. Adjustable rate residential real estate loans may be underwritten based upon an initial rate which is below the fully indexed rate; however, the initial rate is generally less than 100 basis points below the fully indexed rate. As such, the Company does not believe that this practice creates any significant credit risk.

The Company may sell residential real estate loans in the secondary market based on interest rate considerations. These residential real estate loans are generally sold without recourse in accordance with standard secondary market loan sale agreements. These residential real estate loan sales are subject to customary representations and warranties, including representations and warranties related to gross incompetence and fraud. The Company has not had to repurchase any loans as a result of these general representations and warranties. While in the past in rare circumstances the Company agreed to sell residential real estate loans with recourse, the Company has not done so in the past several years and the amount of such loans is insignificant. The Company has never had to repurchase a loan sold with recourse.

Commercial loans
The Company’s policy sets forth guidelines for debt service coverage ratios, LTV’s and documentation standards. Commercial and industrial loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral and personal or government guarantees. The Company’s policy establishes debt service coverage ratio limits that require a borrower’s cash flow to be sufficient to cover principal and interest payments on all new and existing debt. Commercial loans and industrial are generally secured by the assets being financed or other business assets such as accounts receivable or inventory. Many of the loans in the commercial portfolio have variable interest rates tied to Prime Rate, FHLBNY borrowing rates, or U.S. Treasury indices.

Commercial real estate
The Company’s policy sets forth guidelines for debt service coverage ratios, LTV’s and documentation standards. Commercial real estate loans are primarily made based on identified cash flows of the borrower with consideration given to underlying real estate collateral and personal or government guarantees. The Company’s policy establishes a maximum LTV of 75% and debt service coverage ratio limits that require a borrower’s cash flow to be sufficient to cover principal and interest payments on all new and existing debt. Commercial real estate loans may be fixed or variable rate loans with interest rates tied to Prime Rate, FHLBNY borrowing rates, or U.S. Treasury indices.

Agriculture
Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment, or commodities/crops. The Company’s policy establishes a maximum LTV of 75% for real estate secured loans and debt service coverage ratio limits that require a borrower’s cash flow to be sufficient to cover principal and interest payments on all new and existing debt. The policy also establishes maximum LTV ratios for non-real estate collateral, such as livestock, commodities/crops, equipment and accounts receivable. Agriculturally-related loans may be fixed or variable rate loans with interest tied to Prime Rate, FHLBNY borrowing rates, or U.S. Treasury indices.

Consumer
The consumer loan portfolio includes personal installment loans, direct and indirect automobile financing, and overdraft lines of credit. The majority of the consumer portfolio consists of indirect and direct automobile loans. Consumer loans are generally short-term and have fixed rates of interest that are set giving consideration to current market interest rates, the financial strength of the borrower, and internal profitability targets. The policy establishes maximum debt to income ratios and includes guidelines for verification of applicants’ income and receipt of credit reports.

Leases
Leases are primarily made to commercial customers and the origination criteria typically includes the value of the underlying assets being financed, the useful life of the assets being financed, and identified cash flows of the borrower. Most leases carry a fixed rate of interest that is set giving consideration to current market interest rates, the financial strength of the borrower, and internal profitability targets.

Residential Mortgage Loans
As part of its asset/liability management strategy the Company may sell certain residential mortgage loans in the secondary market. Loans are generally sold to Federal Home Loan Mortgage Corporation (“FHLMC”) or State of New York Mortgage Agency (“SONYMA”). During 2010, 2009, and 2008, the Company sold residential mortgage loans totaling $56.3 million, $89.0 million, and $11.3 million, respectively, and realized gains on these sales of $955,000, $1.4 million, and $105,000, respectively. These residential real estate loans are generally sold without recourse in accordance with standard secondary market loan sale agreement. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. In connection with the sales in 2010, 2009, and 2008, the Company recorded mortgage-servicing assets of $376,000, $648,000, and $26,000, respectively.

Amortization of mortgage servicing assets amounted to $262,000 in 2010, $245,000 in 2009, and $117,000 in 2008. At December 31, 2010 and 2009, the Company serviced residential mortgage loans aggregating $223.4 million and $206.0 million, including loans securitized and held as available-for-sale securities. Mortgage servicing rights, at amortized basis, totaled $1.5 million at December 31, 2010 and $1.4 million at December 31, 2009. These mortgage servicing rights were evaluated for impairment at year end 2010 and 2009 and no impairment was recognized. Loans held for sale, which are included in residential real estate in the table above, totaled $1.3 million and $1.4 million at December 31, 2010 and 2009, respectively. No loans were securitized in 2010 and 2009.

As members of the FHLB, the Company’s subsidiary banks may use unencumbered mortgage related assets to secure borrowings from the FHLB. At December 31, 2010 and 2009, the Company had $144.0 million and $170.3 million, respectively, of term advances from the FHLB that were secured by residential mortgage loans.

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

Directors and officers of the Company and its affiliated companies were customers of, and had other transactions with; the Company’s banking subsidiaries in the ordinary course of business. Such loans and commitments were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons not related to the Company, and did not involve more than normal risk of collectability or present other unfavorable features.

Loan transactions with related parties at December 31, are summarized as follows:

(in thousands)	2010	2009
Balance at beginning of year	$25,616	$10,504
New Directors/Executive Officers	308	159
New loans and advancements	17,956	20,789
Loan Payments	(21,523)	(5,836)
Balance at end of year	$22,357	$25,616

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments are due. Loans are placed on nonaccrual status either due to the delinquency status of principal and/or interest (generally when past due 90 or more days) or a judgment by management that the full repayment of principal and interest is unlikely. When interest accrual is discontinued, all unpaid accrued interest is reversed. Payments received on loans on nonaccrual are generally applied to reduce the principal balance of the loan. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

An age analysis of past due loans, segregated by class of loans, as of December 31, 2010 is provided below.

(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing	Nonaccrual
Commercial and industrial
Agriculture	$50	$118	$65,750	$65,918	$0	$165
Commercial and industrial other	3,131	1,443	404,858	409,432	842	7,106
Subtotal commercial and industrial	3,181	1,561	470,608	475,350	842	7,271
Commercial real estate
Construction	8	176	58,335	58,519	0	13,003
Agriculture	189	0	48,296	48,485	0	0
Commercial real estate other	1,943	4,094	613,421	619,458	0	11,788
Subtotal commercial real estate	2,140	4,270	720,052	726,462	0	24,791
Residential real estate
Home equity	262	1,434	163,069	164,765	368	1,429
Mortgages	4,709	6,257	451,066	462,032	0	7,682
Subtotal residential real estate	4,971	7,691	614,135	626,797	368	9,111
Consumer and other
Indirect	926	311	40,431	41,668	7	309
Consumer and other	0	0	31,757	31,757	0	0
Subtotal consumer and other	926	311	72,188	73,425	7	309
Leases	0	0	9,949	9,949	0	19
Total loans and leases	11,218	13,833	1,886,932	1,911,983	1,217	41,501
Less: unearned income and deferred costs and fees	0	0	0	(1,625)	0	0
Total loans and leases, net of unearned income and deferred costs and fees	$11,218	$13,833	$1,886,932	$1,910,358	$1,217	$41,501

The principal balances of nonperforming loans and leases, including impaired loans and leases, at December 31 are detailed in the table below.

(in thousands)	2010	2009	2008
Loans 90 days past due and accruing	$1,217	$369	$161
Nonaccrual loans	41,501	31,289	15,798
Troubled debt restructurings not included above	2,564	3,265	69
Nonperforming loans and leases	$45,282	$34,923	$16,028

The difference between the interest income that would have been recorded if nonaccrual loans and leases had paid in accordance with their original terms and the interest income that was recorded for the year ended December 31, 2010 and 2009 was $1.7 million and $699,000, respectively. The amount for 2008 was not significant. The Company had no material commitments to make additional advances to borrowers with nonperforming loans.

Note 6 Allowance for Loan and Lease Losses

Changes in the allowance for loan and lease losses at December 31, are summarized as follows:

(in thousands)	2010	2009	2008
Allowance at beginning of year	$24,350	$18,672	$14,607
Provisions charged to operations	8,507	9,288	5,428
Recoveries on loans and leases	1,110	624	442
Loans and leases charged-off	(6,135)	(4,234)	(3,290)
Allowance acquired in purchase acquisition	0	0	1,485
Allowance at end of year	$27,832	$24,350	$18,672

	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:

Beginning balance	$7,304	$11,119	$3,616	$2,230	$81	$24,350

Charge-offs	(3,265)	(1,167)	(791)	(912)	0	(6,135)
Recoveries	464	225	85	336	0	1,110
Provision	3,321	4,268	616	322	(20)	8,507
Ending Balance	$7,824	$14,445	$3,526	$1,976	$61	$27,832

Ending balance:
Individually evaluated for impairment	$682	$2,554	$0	$0	$0	$3,236
Collectively evaluated for impairment	7,142	11,891	3,526	1,976	61	24,596
Ending balance	$7,824	$14,445	$3,526	$1,976	$61	$27,832
Loans and Leases:
Individually evaluated for impairment	$5,617	$29,622	$0	$0	$0	$35,239
Collectively evaluated for impairment	469,733	696,840	626,797	73,425	9,949	1,876,744
Total	$475,350	$726,462	$626,797	$73,425	$9,949	$1,911,983
Management reviews the appropriateness of the allowance for loan and lease losses (“allowance”) on a regular basis. Management considers the accounting policy relating to the allowance to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that assumptions could have on the Company’s results of operations. The Company has developed a methodology to measure the amount of estimated loan loss exposure inherent in the loan portfolio to assure that an appropriate allowance is maintained. The Company’s methodology is based upon guidance provided in SEC Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues and allowance allocations are calculated in accordance with ASC Topic 310, Receivables and ASC Topic 450, Contingencies.

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

At least annually, management reviews all commercial and commercial real estate loans exceeding a certain threshold and assigns a risk rating. The Company uses an internal loan rating system of pass credits, special mention loans, substandard loans, doubtful loans, and loss loans (which are fully charged off). The definitions of “special mention”, “substandard”, “doubtful” and “loss” are consistent with banking regulatory definitions. Factors considered in assigning loan ratings include: the customer’s ability to repay based upon customer’s expected future cash flow, operating results, and financial condition; the underlying collateral, if any; and the economic environment and industry in which the customer operates. Special mention loans have potential weaknesses that if left uncorrected may result in deterioration of the repayment prospects and a downgrade to a more severe risk rating. A substandard loan credit has a well-defined weakness which makes payment default or principal exposure likely, but not yet certain. There is a possibility that the Company will sustain some loss if the deficiencies are not corrected. A doubtful loan has a high possibility of loss, but the extent of the loss is difficult to quantify because of certain important and reasonably specific pending factors.

At least quarterly, management reviews all commercial and commercial real estate loans and leases and agriculturally related loans with an outstanding principal balance of over $500,000 that are internally risk rated special mention or worse, giving consideration to payment history, debt service payment capacity, collateral support, strength of guarantors, local market trends, industry trends, and other factors relevant to the particular borrowing relationship. Through this process, management identifies impaired loans. For loans and leases considered impaired, estimated exposure amounts are based upon collateral values or discounted cash flows. For commercial loans, commercial mortgage loans, and agricultural loans not specifically reviewed, and for homogenous loan portfolios such as residential mortgage loans and consumer loans, estimated exposure amounts are assigned based upon historical net loss experience and current charge-off trends, past due status, and management’s judgment of the effects of current economic conditions on portfolio performance. In determining and assigning historical loss factors to the various homogeneous portfolios, the Company calculates average net losses over a period of time and compares this average to current levels and trends to ensure that the calculated average loss factor is reasonable.

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. While management’s evaluation of the allowance as of December 31, 2010, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase the allowance.

The Company’s recorded investment in loans and leases that are considered impaired totaled $35.2 million at December 31, 2010 and $30.0 million at December 31, 2009. The average recorded investment in impaired loans and leases was $36.9 million in 2010, $17.0 million in 2009, $8.6 million in 2008. At December 31, 2010, $15.4 million of impaired loans had specific reserve allocations of $3.2 million and $19.8 million had no specific reserve allocation. At December 31, 2009, $13.1 million of impaired loans had specific reserve allocations of $803,000 and $16.9 million had no specific reserve allocation. At December 31, 2008, $4.6 million of impaired loans had specific reserve allocations of $414,000 and $5.1 million had no specific reserve allocations. Year-end 2010 impaired loans are set forth in the table below. The majority of impaired loans are collateral dependant impaired loans that have limited exposure or require limited specific reserves because of the amount of collateral support with respect to these loans, and/or previous charge-offs. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis. Interest income recognized on impaired loans and leases, all collected in cash, was $252,000 for 2010, $234,000 for 2009, and $455,000 for 2008. Year-end 2010 impaired loans are set forth in the table below.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Recognized	Interest Income Recognized
With no related allowance

Commercial and industrial
Agriculture	$724	$724	$0	$769	$5
Commercial and industrial other	3,393	4,336	0	4,113	37
Commercial real estate
Commercial real estate other	15,675	15,831	0	16,421	210
Subtotal	$19,792	$20,891	$0	$21,303	$252

With related allowance

Commercial and industrial
Commercial and industrial other	1,500	1,500	682	1,500	0
Commercial real estate
Construction	12,816	13,400	1,927	12,827	0
Commercial real estate other	1,131	1,303	627	1,236	0
Subtotal	$15,447	$16,203	$3,236	$15,563	$0
Total	$35,239	$37,094	$3,236	$36,866	$252

The following table presents credit quality indicators (internal risk grade) by class of commercial loans, commercial real estate loans and agricultural loans as of December 31, 2010.

(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Internal risk grade:
Pass	$355,153	$53,302	$537,195	$37,894	$45,703	$1,029,247
Special Mention	28,478	3,570	43,138	5,734	0	80,920
Substandard	25,801	9,046	39,125	4,857	12,816	91,645
Total	$409,432	$65,918	$619,458	$48,485	$58,519	$1,201,812

The following table presents credit quality indicators by class of residential real estate loans and by class of consumer loans. Nonperforming loans include nonaccrual, impaired and loans 90 days past due and accruing interest, all other loans are considered performing.

(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Performing	$162,968	$454,350	$41,352	$31,757	$690,427
Nonperforming	1,797	7,682	316	0	9,795
Total	$164,765	$462,032	$41,668	$31,757	$700,222

Note 7 Goodwill and Other Intangible Assets

Information regarding the carrying amount and the amortization expense of the Company’s acquired intangible assets are disclosed in the tables below.

	Gross Carrying	Accumulated	Net Carrying
December 31, 2010 (in thousands)	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible	$7,891	$6,535	$1,356
Other intangibles	6,857	4,006	2,851
Subtotal amortized intangible assets	14,748	10,541	4,207
Goodwill - Banking segment	25,323	1,723	23,600
Goodwill - Financial Services segment	18,350	301	18,049
Subtotal goodwill	43,673	2,024	41,649
Total intangible assets	$58,421	$12,565	$45,856

	Gross Carrying	Accumulated	Net Carrying
December 31, 2009 (in thousands)	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible	$7,891	$6,158	$1,733
Other intangibles	6,492	3,361	3,131
Subtotal amortized intangible assets	14,383	9,519	4,864
Goodwill - Banking segment	25,323	1,723	23,600
Goodwill - Financial Services segment	18,290	301	17,989
Subtotal goodwill	43,613	2,024	41,589
Total intangible assets	$57,996	$11,543	$46,453

The changes in the carrying amount of goodwill for the year ended December 31, 2010 are provided in the following table. The changes in goodwill were in the Financial Services segment.

	Gross Carrying	Net Carrying
(in thousands)	Amount	Amount
Balance as of January 1, 2010	$43,613	$41,589
Goodwill adjustments related to prior year acquisitions - Financial services segment	60	60
Balance as of December 31, 2010	$43,673	$41,649

At December 31, 2010, the Company had unamortized goodwill related to its various acquisitions totaling $41.6 million compared with $41.6 million at December 31, 2009. During 2010, the Company recorded additional goodwill of $60,000 related to the acquisition of Fran Celona, CPA, P.C., as the requirement for contingent consideration was met resulting in additional consideration being paid.

At December 31, 2010, the Company had core deposit intangible assets related to various acquisitions of $1.4 million compared to $1.7 million at December 31, 2009. Amortization of core deposit intangible assets amounted to $378,000 in 2010, $485,000 in 2009, and $470,000 in 2008.

At December 31, 2010, other intangible assets, consisting of mortgage servicing rights, customer lists and contracts, and covenants-not-to-compete, totaled $2.9 million compared with $3.1 million at December 31, 2009.

The Company reviews its goodwill and intangible assets annually, or more frequently if conditions warrant, for impairment. In testing goodwill for impairment, the Company compares the estimated fair value of each reporting unit to their respective carrying amounts, including goodwill. Based on the Company’s 2010 review, there was no impairment of its goodwill or intangible assets. The Company’s estimated fair value significantly exceeds the carrying value for all reporting units. The Company’s goodwill impairment testing is, however, highly sensitive to certain assumptions and estimates used. In the event that further significant deterioration in the economy and credit conditions beyond the levels already reflected in our cash flow forecasts occur, or changes in the strategy or performance of our business or product offerings occur, additional interim impairment tests may be required.

Amortization expense related to intangible assets totaled $762,000 in 2010, $915,000 in 2009, and $906,000 in 2008. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2010 is as follows:

Estimated amortization expense:*
For the year ended December 31, 2011	$563
For the year ended December 31, 2012	456
For the year ended December 31, 2013	370
For the year ended December 31, 2014	313
For the year ended December 31, 2015	257

*Excludes the amorization of mortgage servicing rights. Amortization of mortgage servicing rights was $262,000, $245,000, and $117,000 in 2010, 2009, and 2008, respectively

Note 8 Premises and Equipment

Premises and equipment at December 31 were as follows:

(in thousands)	2010	2009	2008
Land	$7,589	$7,652	$7,727
Premises and equipment	54,128	52,395	51,418
Furniture, fixtures, and equipment	37,620	36,434	34,116
Accumulated depreciations and amortization	(53,234)	(49,831)	(46,648)
Total	$46,103	$46,650	$46,613

Depreciation and amortization expenses in 2010, 2009 and 2008 are included in operating expenses as follows:

(in thousands)	2010	2009	2008
Premises	$1,645	$1,633	$1,768
Furniture, fixtures, and equipment	2,411	2,439	2,443
Total	$4,056	$4,072	$4,211

The following is a summary of the future minimum lease payments under non-cancelable operating leases as of December 31, 2010:

(in thousands)
	2011	$2,105
	2012	2,014
	2013	1,840
	2014	1,736
	2015	1,652
	Thereafter	13,504
	Total	$22,851

The Company leases land, buildings and equipment under operating lease arrangements extending to the year 2090. Total gross rental expense amounted to $2.2 million in 2010, $2.4 million in 2009, and $2.4 million in 2008. Most leases include options to renew for periods ranging from 5 to 20 years. Options to renew are not included in the above future minimum rental commitments. The Company has two land lease commitments with terms expiring in 2042 and 2090.

Note 9 Deposits

The aggregate time deposits of $100,000 or more were $296.4 million at December 31, 2010, and $327.9 million at December 31, 2009. Scheduled maturities of time deposits at December 31, 2010, were as follows:

	Less than	$100,000
(in thousands)	$100,000	and over	Total
Maturity
Three months or less	$138,882	$116,190	$255,072
Over three through six months	84,685	52,307	136,992
Over six through twelve months	121,405	67,677	189,082
Total due in 2011	344,972	236,174	581,146
2012	66,222	46,899	113,121
2013	11,598	5,548	17,146
2014	5,358	670	6,028
2015	6,991	5,143	12,134
2016 and thereafter	10,289	1,965	12,254
Total	$445,430	$296,399	$741,829

Note 10 Securities Sold Under Agreement to Repurchase and Federal Funds Purchased

Information regarding securities sold under agreements to repurchase and Federal funds purchased for the years ended December 31, is detailed in the following tables:

Securities Sold Under Agreements to Repurchase (dollar amounts in thousands)	2010	2009	2008
Total outstanding at December 31	$183,609	$192,784	$195,304

Maximum month-end blalance	192,356	203,094	225,065
Average balance during the year	185,516	190,965	203,219
Weighted average rate at December 31	2.82%	2.97%	3.46%
Average interest rate paid during the year	2.92%	3.27%	3.69%

Federal Funds Purchased (dollar amounts in thousands)	2010	2009	2008
Total outstanding at December 31	$0	$0	$1,000
Maximum month-end balance	0	0	1,000
Average balance during the year	69	91	165
Weighted average rate at December 31	N/A	N/A	0.50%
Average interest rate paid during the year	0.71%	0.52%	2.42%

Securities sold under agreements to repurchase are secured borrowings that typically mature within thirty to ninety days, although the Company has entered into repurchase agreements with the Federal Home Loan Bank (“FHLB”) with maturities that extend through 2017. As of December 31, 2010, the Company had $140.0 million in repurchase agreements with the FHLB, of which $120.0 million mature over one year. Maturities of repurchase agreements due over one year include $5.0 million in 2012, $35.0 million in 2013, $25.0 million in 2014, $45.0 million in 2016, and $10.0 million in 2017.

Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

During 2010, the Company prepaid the $5.0 million repurchase agreement with the FHLB, where the Company had elected the fair value option. Net mark-to-market pre-tax losses of $147,000 related to this repurchase agreement are included on the Company’s Consolidated Statements of Income in “Mark-to-Market Gain (Loss) on Liabilities Held at Fair Value.”

Federal funds purchased are short-term borrowings that typically mature within one to ninety days.

Note 11 Other Borrowings

The following table summarized the Company’s borrowings as of December 31:

(in thousands)	2010	2009
Overnight FHLB advances	$79,000	$13,500
Term FHLB advances	145,628	170,335
Other	19,565	25,130
Total borrowings	$244,193	$208,965

The Company, through its subsidiary banks, had available line-of-credit agreements with banks permitting borrowings to a maximum of approximately $28.0 million at December 31, 2010 and 2009. There were no outstanding advances against those lines at December 31, 2010 and December 31, 2009.

Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At December 31, 2010, the unused borrowing capacity on established lines with the FHLB was $900.0 million.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At December 31, 2010, total unencumbered residential mortgage loans of the Company were $158.7 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB. At December 31, 2010, there were $145.6 million in term advances with the FHLB with a weighted average rate of 4.40% compared to $170.3 million at December 31, 2009 with a weighted average rate of 4.32%. Of the $145.6 million of term advances with the FHLB at December 31, 2010, $24.0 million matures in one year and $121.6 million matures over one year. Maturities of advances due over one year include $30.0 million in 2012, $10.0 million in 2013, $20.0 million in 2014, $10.0 million in 2015, and $51.6 million in 2017.

The Company’s FHLB borrowings at December 31, 2010 included $94.0 million, at cost, in fixed-rate callable borrowings, which can be called by the FHLB if certain conditions are met. Additional details on the fixed-rate callable advances are provided in the following table.

	Current Balance	Rate	Maturity Date	Call Date	Call Frequency	Call Features
	3,000,000	5.120	January 31, 2011	January 31, 2011	Quarterly	FHLB option
	3,000,000	4.880	January 31, 2011	January 31, 2011	Quarterly	FHLB option
	3,000,000	5.120	March 7, 2011	March 5, 2011	Quarterly	FHLB option
	5,000,000	4.710	November 28, 2011	February 28, 2011	Quarterly	FHLB option
	5,000,000	3.065	February 28, 2013	February 28, 2011	Quarterly	FHLB option
	5,000,000	3.390	May 2, 2013	May 2, 2011	One time	FHLB option
	10,000,000	4.680	June 9, 2014	March 8, 2011	Quarterly	FHLB option
	10,000,000	4.756	June 9, 2014	March 8, 2011	Quarterly	FHLB option
	5,000,000	4.405	March 29, 2017	March 29, 2011	Quarterly	Libor strike 6.0%
	5,000,000	4.894	May 22, 2017	May 22, 2011	Quarterly	Libor strike 7.0%
	10,000,000	4.915	June 8, 2017	June 8, 2011	Quarterly	FHLB option
	10,000,000	5.135	June 8, 2017	March 8, 2011	Quarterly	Libor strike 7.0%
	10,000,000	5.189	June 8, 2017	June 8, 2012	Quarterly	FHLB option
	10,000,000	5.183	June 28, 2017	June 28, 2012	One time	FHLB option
Total	$94,000,000

Other borrowings included a term borrowing with a bank totaling $19.4 million and $25.0 million at December 31, 2010 and 2009, respectively. There were also a Treasury Tax and Loan Note account with the Federal Reserve Bank of New York totaling $100,000 at December 31, 2010 and 2009, and borrowings from unrelated financial institutions totaling $21,000 and $30,000 at December 31, 2010 and 2009, respectively.

The Company elected to apply the fair value option for a $10.0 million, 10-year fixed convertible FLHB advance at 5.183%, convertible at the end of 3 years with a maturity of June 28, 2017. The $10.0 million advance identified for fair value was selected because its duration was similar to the durations of trading securities. As of December 31, 2010, the aggregate fair value of the $10.0 million FHLB advance was approximately $11.6 million. For the twelve months ended December 31, 2010, the fair value of this advance increased by $294,000. The change in fair value is included on the Company’s Consolidated Statements of Income in “Mark-to-Market Gain (Loss) on Liabilities Held at Fair Value.”

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

Note 13 Employee Benefit Plans

The Company maintains noncontributory defined-benefit and defined-contribution retirement plans and covers substantially all employees of the Company with one of these plans. The benefits under the defined-benefit plan (the “DB Pension Plan”) are based on years of service and percentage of the employees’ average final compensation. Assets of the Company’s DB Pension Plan are invested in common and preferred stock, U. S. Government securities, corporate bonds and notes, and mutual funds. At December 31, 2010, the plan assets included 42,192 shares of Tompkins’ common stock that had a fair value of $1.7 million.

In the first quarter of 2010, the Company stopped admitting new employees to its noncontributory DB Pension Plan. The Company offered employees hired before January 1, 2010 a one-time opportunity to choose how they would earn future retirement benefits, either continuing in the DB Pension Plan or participating in the new noncontributory defined contribution Retirement Plan (the “DC Retirement Plan”). Elections were effective July 1, 2010. Employees hired after January 1, 2010 participate in the DC Retirement Plan when they have completed one year of service and reached the age of 21. For participants in the DC Retirement Plan, the Company makes contributions to an account set up in the participant’s name. The amount equals a percentage of base pay and varies based on the participant’s age plus service as of the previous January 1st. The DC Retirement Plan offers the participant a wide range of investment alternatives from which to choose. Expenses related to the DC Retirement Plan totaled $284,000 in 2010.

The Company acquired Sleepy Hollow Bancorp, Inc., (“Sleepy Hollow”) effective May 9, 2008. At the time of acquisition, Sleepy Hollow was in the process of terminating its defined-benefit pension plan. During 2009, the remaining assets of the plan were distributed and the termination completed.

The Company maintains supplemental employee retirement plans (the “SERP”) for certain executives. All benefits provided under the SERP are unfunded and the Company makes payments to plan participants.

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

The following table sets forth the changes in the projected benefit obligation for the DB Pension Plan and SERP and the accumulated benefit obligation for the Life and Healthcare Plan; and the respective plan assets, and the plans’ funded status and amounts recognized in the Company’s Consolidated Statements of Condition at December 31, 2010 and 2009 (the measurement dates of the plans).

	Pension Plan		Life and Healthcare Plan		SERP Plan
(in thousands)	2010	2009	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$44,416	$40,328	$6,555	$6,004	$10,055	$9,107
Service cost	2,152	2,178	94	98	185	164
Interest Cost	2,584	2,410	384	372	589	559
Plan participants’ contributions	0	0	188	142	0	0
Amendments	(386)	0	0	0	0	0
Curtailments	(139)	0	0	0	0	0
Actuarial loss	2,751	1,295	525	341	445	540
Benefits paid	(1,961)	(1,795)	(503)	(402)	(323)	(315)
Benefit obligation at end of year	$49,417	$44,416	$7,243	$6,555	$10,951	$10,055
Change in plan assets:
Fair value of plan assets at beginning of year	$38,386	$35,581	$0	$0	$0	$0
Actual return on plan assets	4,419	4,600	0	0	0	0
Plan participants’ contributions	0	0	188	142	0	0
Employer contributions	7,250	0	315	260	323	315
Benefits paid	(1,961)	(1,795)	(503)	(402)	(323)	(315)
Fair value of plan assets at end of year	$48,094	$38,386	$0	$0	$0	$0
Unfunded status	$(1,323)	$(6,030)	$(7,243)	$(6,555)	$(10,951)	$(10,055)

The accumulated benefit obligation for the DB Pension Plan for 2010 and 2009 was $48.3 million and $43.3 million, respectively. The accumulated benefit obligation for the SERP for 2010 and 2009 was $7.0 million and $6.4 million, respectively. The unfunded status of the DB Pension, life and healthcare and SERP plans has been recognized in other liabilities in the Consolidated Statement of Condition at December 31, 2010, in the amounts of $1.3 million, $7.2 million, and $11.0 million, respectively. The unfunded status of the DB Pension, life and healthcare and SERP plans has been recognized in other liabilities in the Consolidated Statement of Condition at December 31, 2009, in the amounts of $6.0 million, $6.6 million, and $10.1 million, respectively.

Net periodic benefit cost and other comprehensive income includes the following components:

(in thousands)	Pension Plan			Life and Healthcare Plan			SERP Plan
Components of net periodic benefit cost	2010	2009	2008	2010	2009	2008	2010	2009	2008
Service cost	$2,152	$2,178	$1,908	$94	$98	$133	$185	$164	$169
Interest cost	2,584	2,410	2,249	384	372	346	589	559	515
Expected return on plan assets	(2,700)	(2,638)	(3,277)	0	0	0	0	0	0
Amortization of prior service (credit) cost	(117)	(105)	(105)	16	16	16	101	101	101
Recognized net actuarial loss	1,852	1,502	546	0	0	0	103	91	61
Recognized net actuarial gain due to
curtailments	(155)	0	0	0	0	0	0	0	0
Amortization of transition liability	0	0	0	67	67	67	0	0	0
Net periodic benefit cost	$3,616	3,347	$1,321	$561	$553	562	$978	915	$846

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain) loss	$893	(667)	12,678	525	341	139	445	540	73
Recognized actuarial loss	(1,852)	(1,502)	(546)	0	0	0	(103)	(91)	(61)
Prior service cost	(386)	0	0	0	0	375	0	0	103
Recognized prior service cost (credit)	272	105	105	(16)	(16)	(16)	(101)	(101)	(101)
Recognized net initial obligation	0	0	0	(67)	(67)	(67)	0	0	0

Recognized in other comprehensive income	$(1,073)	(2,064)	$12,237	$442	$258	431	$241	348	$14
Total recognized in net periodic benefit cost and other comprehensive income	$2,543	1,283	$13,558	$1,003	$811	993	$1,219	1,263	$860

Pre-tax amounts recognized as a component of accumulated other comprehensive income as of year-end that have not been recognized as a component of the Company’s combined net periodic benefit cost of the Company’s defined-benefit pension plan, post-retirement healthcare benefit plan and SERP are presented in the following table.

(in thousands)	Pension Plan			Life and Healthcare Plan			SERP Plan
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Net actuarial loss (gain)	$20,861	$21,820	$23,989	$801	$276	$(65)	$2,709	$2,367	$1,918
Prior service cost (credit)	(715)	(601)	(706)	327	343	359	398	499	600
Unrecognized net initial obligation	0	0	0	185	252	319	0	0	0
Total	$20,146	21,219	$23,283	$1,313	$871	613	$3,107	2,866	$2,518

The pre-tax amounts included in accumulated other comprehensive income that are expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2010 are shown below.

(in thousands)	Pension Plan	Life and Healthcare Plan	SERP Plan
Actuarial loss	$1,640	$5	$125
Prior service cost	(120)	16	101
Net initital obligation	0	67	0
Total	$1,520	$88	$226

Weighted-average asumptions used in accounting for the plans were as follows:

(in thousands)	Pension Plan			Life and Healthcare Plan			SERP Plan
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Discount Rates
Benefit Cost for Plan Year	5.90%	6.05%	6.25%	5.90%	6.05%	6.25%	5.90%	6.05%	6.25%
Benefit Obligation at End of Plan Year	5.50%	5.90%	6.05%	5.30%	5.90%	6.05%	5.70%	5.90%	6.05%
Expected long-term return on plan assets	7.50%	7.50%	8.25%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase
Benefit Cost for Plan Year	5.50%	5.50%	5.50%	5.50%	5.50%	5.50%	5.00%	5.00%	5.00%
Benefit Obligation at End of Plan Year	5.50%	5.50%	5.50%	5.50%	5.50%	5.50%	5.00%	5.00%	5.00%

Tompkins Trust Company offers post-retirement life and healthcare benefits, although as previously mentioned, has discontinued adding participants to the plan effective January 1, 2005. The weighted average annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is 8.0% beginning in 2010, and is assumed to decrease gradually to 5.0% in 2020 and beyond. A 1% increase in the assumed health care cost trend rate, would increase service and interest costs by approximately $9,200 and increase the Company’s benefit obligation by approximately $117,000. A 1% decrease in the assumed health care cost trend rate, would decrease service and interest costs by approximately $8,000 and decrease the Company’s benefit obligation by approximately $109,000.

To develop the expected long-term rate of return on assets assumption for the DB Pension Plan, the Company considered the historical returns and the future expectations for returns for each asset class, as well as target asset allocations of the pension portfolio. Based on this analysis, the Company selected 7.50% as the long-term rate of return on asset assumption.

The discount rate used to determine the Company’s DB Pension Plan and other post-retirement benefit obligations as of December 31, 2010, and December 31, 2009, were determined by matching estimated benefit cash flows to a yield curve derived from Citigroup’s regular bond yield and above-median bond yield curve at December 31, 2010 and December 31, 2009.

Cash Flows

Plan assets are amounts that have been segregated and restricted to provide benefits, and include amounts contributed by the Company and amounts earned from investing contributions, less benefits paid. The Company funds the cost of the SERP and the post-retirement medical and life insurance benefits on a pay-as-you-go basis.

The benefits as of December 31, 2010, expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter were as follows:

(in thousands)	Pension Plan	Life and Healthcare Plan	SERP Plan
2011	$2,244	$420	$318
2012	2,301	434	315
2013	2,455	462	312
2014	2,561	489	302
2015	2,655	487	286
2016-2020	16,869	2,633	2,534
Total	$29,085	$4,925	$4,067

Plan Assets

The Company’s DB Pension Plan’s weighted-average asset allocations at December 31, 2010 and 2009, respectively, by asset category are as follows:

	2010	2009
Equity securities	74%	74%
Debt securities	21%	25%
Other	5%	1%
Total Allocation	100%	100%

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

In general, the investment in debt securities is limited to readily marketable debt securities having a Standard & Poor’s rating of “A” or Moody’s rating of “A”, securities of, or guaranteed by the United States Government or its agencies, or obligations of banks or their holding companies that are rated in the three highest ratings assigned by Fitch Investor Service, Inc. In addition, investments in equity securities must be listed on the NYSE or traded on the national Over The Counter market or listed on the NASDAQ. Cash equivalents generally may be United States Treasury obligations, commercial paper having a Standard & Poor’s rating of “A-1” or Moody’s National Credit Officer rating of “P-1”or higher.

The major categories of assets in the Company’s Pension Plan as of year-end are presented in the following table. Assets are segregated by the level of valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (see Note 19-Fair Value Measurements).

Fair Value Measurements
December 31, 2010
	Fair Value
(in thousands)	2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$2,499	$2,499	$0	$0
U.S. Treasury securities	1,911	1,911	0	0
U.S. Government sponsored entities securities	1,140	0	1,140	0
Corporate bonds and notes	6,890	0	6,890	0
Common stocks	14,983	14,983	0	0
Mutual funds	19,791	19,791	0	0
Preferred stocks	880	0	880	0
Total Fair Value of Plan Assets	$48,094	$39,184	$8,910	$0

Fair Value Measurements
December 31, 2009
	Fair Value
(in thousands)	2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$478	$478	$0	$0
U.S. Treasury securities	1,871	1,871	0	0
U.S. Government sponsored entities securities	1,739	0	1,739	0
Corporate bonds and notes	6,016	0	6,016	0
Common stocks	14,204	14,204	0	0
Mutual funds	13,328	13,328	0	0
Preferred stocks	750	0	750	0
Total Fair Value of Plan Assets	$38,386	$29,881	$8,505	$0

The Company determines the fair value for its pension plan assets using an independent pricing service. The pricing service uses a variety of techniques to determine fair value, including market maker bids, quotes and pricing models. Inputs to the model include recent trades, benchmark interest rates, spreads, and actual and projected cash flows. Based on the inputs used by our independent pricing services, the Company identifies the appropriate level within the fair value hierarchy to report these fair values. U.S. Treasury securities, common stocks and mutual funds are considered Level 1 based on quoted prices in active markets.

The Company has an Employee Stock Ownership Plan (ESOP) and a 401(k) Investment and Stock Ownership Plan (ISOP) covering substantially all employees of the Company. The ESOP allows for Company contributions in the form of common stock of the Company. Annually, the Tompkins Board of Directors determines a profit-sharing payout to its employees in accordance with a performance-based formula. A percentage of the approved amount is paid in Company common stock into the ESOP. Contributions are limited to a maximum amount as stipulated in the ESOP. The remaining percentage is either paid out in cash or deferred into the ISOP at the direction of the employee. Compensation expense related to the ESOP and ISOP totaled $2.6 million in 2010, $2.7 million in 2009, and $2.7 million in 2008.

Under the ISOP, employees may contribute a percentage of their eligible compensation with a Company match of such contributions up to a maximum match of 4%. The Company provides certain matching contributions to the ISOP based upon the amount of contributions made by plan participants. The expense associated with these matching provisions was $1.3 million in 2010, $1.2 million in 2009, and $1.2 million in 2008.

Life insurance benefits are provided to certain officers of the Company. In connection with these policies, the Company reflects life insurance assets on its Consolidated Statements of Condition of $40.0 million at December 31, 2010, and $36.0 million at December 31, 2009. The insurance is carried at its cash surrender value on the Consolidated Statements of Condition. Increases in the cash surrender value of the insurance are reflected as noninterest income, net of any related mortality expense.

The Company provides split dollar life insurance benefits to certain employees. On January 1, 2008, the Company changed its accounting policy and recognized a cumulative-effect adjustment to retained earnings totaling $582,000 related to accounting for certain endorsement split-dollar life insurance arrangements in connection with the adoption of FASB ASC Topic 718, Compensation – Retirement Benefits (“ASC Topic 718”). The plan is unfunded and the estimated liability of the plan of $882,000 is recorded in other liabilities in the Consolidated Statements of Condition at December 31, 2010. Compensation expense related to the split dollar life insurance was approximately $67,000 in 2010, and $64,000 in 2009.

Note 14 Stock Plans and Stock Based Compensation

Under the Tompkins Financial Corporation 2009 Equity Plan (“2009 Equity Plan”), the Company may grant incentive stock options, stock appreciation rights, shares of restricted stock and restricted stock units covering up to 902,000 common shares to certain officers, employees, and nonemployee directors. Stock options are granted at an exercise price equal to the stock’s fair market value at the date of grant, may not have a term in excess of ten years, and have vesting periods that range between one and seven years from the grant date. Prior to the adoption of the 2009 Equity Plan, the Company had similar stock option plans, which remain in effect solely with respect to unexercised options issued under these plans. The Company granted 1,800 equity awards to its employees in 2010, including 1,600 of stock appreciation rights and 200 of restricted stock. The Company granted 235,070 equity awards to its employees in the third quarter of 2009. The third quarter 2009 awards included 14,190 of restricted stock and 220,880 of stock appreciation rights. The Company granted 2,200 incentive stock options in 2008 and 325,875 incentive stock options in 2007. The Company’s practice is to issue original issue shares of its common stock upon exercise of equity awards rather than treasury shares.

The following table presents the activity related to stock options under all plans for the twelve months ended December 31, 2010.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,043,843	$37.08
Granted	1,600	$38.14
Exercised	(69,690)	$26.16
Forfeited	(9,217)	$39.29
Outstanding at December 31, 2010	966,536	$37.78	5.89	$1,914,443
Exercisable at December 31, 2010	439,436	$35.75	4.23	$1,507,058

Total stock-based compensation expense for stock options was $1.1 million in 2010, $912,000 in 2009 and $931,000 in 2008.

The total intrinsic value, which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date, of options exercised was $900,000 in 2010, $730,000 in 2009 and $2.1 million in 2008.

As of December 31, 2010, unrecognized compensation cost related to unvested stock options totaled $4.4 million. The cost is expected to be recognized over a weighted average period of 4.5 years. The amount of cash received from the exercise of stock options was $1.5 million in 2010, $1.0 million for 2009, and $3.4 million for 2008, respectively. The tax benefit realized from stock options exercised during 2010, 2009, and 2008 was $212,000, $163,000, and $587,000, respectively.

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

	2010	2009	2008

Weighted per share average fair value at grant date	$13.12	$13.12	$13.45
Risk-free interest rate	2.90%	2.90%	3.69%
Expected dividend yield	3.13%	3.13%	2.57%
Volatility	40.03%	40.03%	33.00%
Expected life (years)	6.50	6.5	6.50

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$20.00-29.30	71,010	1.65	$29.01	71,010	$29.01
$29.31-35.70	8,011	3.04	$34.95	8,011	$34.95
$35.71-35.78	148,393	3.18	$35.77	148,393	$35.77
$35.79-36.00	2,420	4.76	$35.87	2,420	$35.87
$36.01-37.50	276,382	6.92	$37.28	94,148	$37.28
$37.51-41.00	240,320	5.18	$38.68	115,080	$38.64
$41.01-50.00	220,000	8.70	$41.75	374	$45.34
	966,536	5.89	$37.78	439,436	$35.75

The Company granted 200 restricted stock awards during the first quarter of 2010, with a grant date fair value of $38.14 and 14,190 restricted stock awards during the third quarter of 2009, with a grant date fair value of $41.71, which were the closing prices of the Company’s common stock on the two grant dates. Prior to 2009, there were no restricted stock awards. The Company recognized stock-based compensation related to these restricted stock awards of $79,000 in 2010 and $26,000 in 2009. Unrecognized compensation costs related to the restricted stock awards totaled $476,000 at December 31, 2010 and will be recognized over 5.7 years on a weighted average basis.

	Number of Shares	Weighted Average Exercise Price
Unvested at January 1, 2010	14,190	$41.71
Granted	200	38.14
Forfeited	(440)	41.71
Unvested at December 31, 2010	13,950	$41.66

Note 15 Other Noninterest Income and Expense

Other income and operating expense totals are presented in the table below. Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the years presented below are stated separately.

	Year ended December 31,
(in thousands)	2010	2009	2008
NONINTEREST INCOME
Other service charges	$2,439	$1,937	$2,657
Increase in cash surrender value of corporate owned life insurance	1,378	1,090	1,448
Net gain on sale of loans	955	1,357	105
Other miscellaneous income	1,559	1,549	1,583
Total other noninterest income	$6,331	$5,933	$5,793
NONINTEREST EXPENSES
Marketing expense	$3,918	$3,778	$3,581
Professional fees	3,650	3,307	3,011
Software licensing and maintenance	3,469	3,262	3,022
Cardholder expense	1,826	1,532	1,225
Other miscellaneous expenses	13,017	13,424	12,895
Total other noninterest expenses	$25,880	$25,303	$23,734

Note 16 Income Taxes

The income tax (benefit) expense attributable to income from operations is summarized as follows:

(in thousands)	Current	Deferred	Total
2010
Federal	$12,521	$2,052	$14,573
State	1,648	199	1,847
Total	$14,169	$2,251	$16,420
2009
Federal	$15,896	$(1,362)	$14,534
State	1,341	(492)	849
Total	$17,237	$(1,854)	$15,383
2008
Federal	$11,538	$1,090	$12,628
State	1,148	34	1,182
Total	$12,686	$1,124	$13,810

The primary reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings are as follows:

	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.4	1.8	1.8
Tax exempt income	(2.7)	(3.3)	(3.3)
All other	(2.0)	0.9	(1.9)
Total	32.7%	32.6%	31.6%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows:

(in thousands)	2010	2009	2008
Deferred tax assets:
Allowance for loan and lease losses	$11,117	$9,544	$7,344
Compensation and benefits	8,830	8,218	7,161
Liabilities held at fair value	645	727	1,327
Other	932	2,050	4,165
Total	$21,524	$20,539	$19,997
Deferred tax liabilities:
Pension	$8,475	$6,017	$7,334
Depreciation	1,114	748	1,149
Intangibles	1,984	2,306	1,360
Other	1,563	829	1,369
Total deferred tax liabilities	$13,136	$9,900	$11,212
Net deferred tax asset at year-end	$8,388	$10,639	$8,785
Net deferred tax asset at beginning of year	$10,639	$8,785	$9,774
(Decrease) increase in net deferred tax asset	(2,251)	1,854	(989)
Purchase accounting adjustments, net	0		135
Deferred tax expense (benefit)	$2,251	$(1,854)	$1,124

This analysis does not include recorded deferred tax liabilities of $9.0 million and $7.9 million as of December 31, 2010 and 2009, respectively, related to net unrealized holding gains in the available-for-sale securities portfolio. In addition, the analysis excludes the recorded deferred tax assets of $9.8 million and $10.0 million, as of December 31, 2010 and 2009, respectively, related to employee benefit plans.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry-back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary at December 31, 2010 and 2009.

At December 31, 2010 and December 31, 2009, the Company had no ASC 740-10 unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company recognizes interest and penalties on unrecognized tax benefits in income tax expense in its Consolidated Statements of Income.

The Company is subject to U.S. federal income tax and income tax in various state jurisdictions. All tax years ending after December 31, 2007 are open to examination by the taxing authorities.

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

The Company’s maximum potential obligations to extend credit for loan commitments (unfunded loans, unused lines of credit, and standby letters of credit) outstanding on December 31 were as follows:

(in thousands)	2010	2009

Loan commitments	$114,995	$135,769
Standby letters of credit	54,376	50,522
Undisbursed portion o lines of credit	299,885	231,900
Total	$469,256	$418,191

Commitments to extend credit (including lines of credit) are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of December 31, 2010, the Company’s maximum potential obligation under standby letters of credit was $54.4 million. Management uses the same credit policies in making commitments to extend credit and standby letters of credit as are used for on-balance-sheet lending decisions. Based upon management’s evaluation of the counterparty, the Company may require collateral to support commitments to extend credit and standby letters of credit. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and collateral or other security is of no value. The Company does not anticipate losses as a result of these transactions. These commitments also have off-balance-sheet interest-rate risk, in that the interest rate at which these commitments were made may not be at market rates on the date the commitments are fulfilled. Since some commitments and standby letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.

At December 31, 2010, the Company had rate lock agreements associated with mortgage loans to be sold in the secondary market (certain of which relate to loan applications for which no formal commitment has been made) amounting to approximately $4.4 million. In order to limit the interest rate risk associated with rate lock agreements, as well as the interest rate risk associated with mortgages held for sale, if any, the Company enters into agreements to sell loans in the secondary market to unrelated investors on a loan-by-loan basis. At December 31, 2010, the Company had approximately $4.4 million of commitments to sell mortgages to unrelated investors on a loan-by-loan basis.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, based upon the review with counsel, the proceedings are not expected to have a material effect on the Company’s financial condition or results of operations.

In October 2007, Visa USA (“Visa”) completed reorganization in contemplation of its initial public offering (“IPO”) expected to occur in 2008. As part of that reorganization, Tompkins and other member banks of Visa received shares of common stock of Visa, Inc. Those banks are also obligated under various agreements with Visa to share in losses stemming from certain litigation (“Covered Litigation”). Tompkins is not a named defendant in any of the Covered Litigation. Guidance from the Securities and Exchange Commission (“SEC”) indicates that Visa member banks should record a liability for the fair value of the contingent obligation to Visa in accordance with accounting guidance. The estimation of the Company’s proportionate share of any potential losses related to the Covered Litigation is extremely difficult and involves a great deal of judgment.

At the time of IPO, Visa established a $3.0 billion fund to cover certain, but not all of the Covered Litigation. In 2008 Visa announced that it had settled a lawsuit with Discover Financial Services, which was part of the Covered Litigation. Visa has since deposited additional amounts into escrow for the remaining Covered Litigation: $1.1 billion in December 2008, $700 million in July 2009, $500 million in May 2010 and $800 million in October 2010. Visa recently announced that it cannot estimate, with accuracy, when the Covered Litigation will be resolved. The estimation of the Company’s proportionate share of any potential losses related to the remaining Covered Litigation is extremely difficult and involves a high degree of uncertainty. As of December 31, 2010, the Company has a liability of $450,000 included as a component of “Other Liabilities” in the Consolidated Statements of Condition, representing its estimate of the fair value of potential losses related to the remaining Visa Covered Litigation. The Company’s proportionate share of the remaining Visa Covered Litigation is subject to change depending upon future litigation developments.

Note 18 Earnings Per Share

Calculation of basic earnings per share (Basic EPS) and diluted earnings per share (Diluted EPS) is shown below. Share and per share data was retroactively adjusted to reflect a 10% stock dividend approved on January 26, 2010, and paid on February 15, 2010.

For year ended December 31, 2010		Weighted
(in thousands except share and per share data)	Net Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic EPS:

Net income attributable to Tompkins Financial Corporation	$33,831	10,812,502	$3.13

Effect of potentially dilutive common shares:		51,948

Diluted EPS:

Net income attributable to Tompkins Financial Corporation plus assumed conversions	$33,831	10,864,450	$3.11
The effect of dilutive securities calculation for the year ended December 31, 2010, excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 708,462 shares of common stock because they are anti-dilutive.

For year ended December 31, 2009		Weighted
(in thousands except share and per share data)	Net Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic EPS:

Net income attributable to Tompkins Financial Corporation	$31,831	10,686,989	$2.98

Effect of potentially dilutive common shares:		72,531

Diluted EPS:

Net income attributable to Tompkins Financial Corporation plus assumed conversions	$31,831	10,759,520	$2.96

The effect of dilutive securities calculation for the year ended December 31, 2009, excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 637,436 shares of common stock because they are anti-dilutive.

For year ended December 31, 2008		Weighted
(in thousands except share and per share data)	Net Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic EPS:

Net income attributable to Tompkins Financial Corporation	$29,834	10,616,475	$2.81

Effect of potentially dilutive common shares:		102,367

Diluted EPS:

Net income attributable to Tompkins Financial Corporation plus assumed conversions	$29,834	10,718,842	$2.78

The effect of dilutive securities calculation for the year ended December 31, 2008, excludes stock options, covering an aggregate of 536,100 shares of common stock because they are anti-dilutive.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009 segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
December 31, 2010

	Fair Value
	12/31/10	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$13,139	$13,139	$0	$0
Mortgage-backed securities - residential	9,698	9,698	0	0

Available-for-sale securities
U.S. Treasury securities	2,129	2,129	0	0
Obligations of U.S. Government sponsored entities	407,440	0	407,440	0
Obligations of U.S. states and political subdivisions	63,037	0	63,037	0
Mortgage-backed securities - residential
U.S. Government agencies	146,013	0	146,013	0
U.S. Government sponsored entities	405,478	0	405,478	0
Non-U.S. Government agencies or sponsored entities	9,283	0	9,283	0
U.S. corporate debt securities	5,203	0	5,203	0
Equity securities	1,025	0	0	1,025

Borrowings
Other borrowings	11,629	0	11,629	0

The change in the fair value of the $1.0 million of available-for-sale securities valued using significant unobservable inputs (level 3), between January 1, 2010 and December 31, 2010 was immaterial. The decrease from year-end 2009 reflects the partial redemption of shares of a nonmarketable equity investment held by the Company.

Recurring Fair Value Measurements
December 31, 2009

	Fair Value
	12/31/09	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$17,986	$17,986	$0	$0
Mortgage-backed securities - residential	13,732	13,732	0	0

Available-for-sale securities
U.S. Treasury securities	2,079	2,079	0	0
Obligations of U.S. Government sponsored entities	379,015	0	379,015	0
Obligations of U.S. states and political subdivisions	63,695	0	63,695	0
Mortgage-backed securities - residential
U.S. Government agencies	78,055	0	78,055	0
U.S. Government sponsored entities	388,860	0	388,860	0
Non-U.S. Government agencies or sponsored entities	10,766	0	10,766	0
U.S. corporate debt securities	5,136	0	5,136	0
Equity securities	1,164	0	0	1,164

Borrowings
Securities sold under agreement to Repurchase	5,500	0	5,500	0
Other borrowings	11,335	0	11,335	0

The change in the fair value of the $1.2 million of available-for-sale securities valued using significant unobservable inputs (level 3), between January 1, 2010 and December 31, 2010 was immaterial.

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

Fair values of borrowings are estimated using Level 2 inputs based upon observable market data. The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party. The Company’s potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLB borrowings for the twelve months ended December 31, 2010.

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent impaired loans, other real estate owned, goodwill and other intangible assets. During the fourth quarter of 2010, certain collateral dependent impaired loans and other real estate owned, were remeasured and reported at fair value through a specific valuation allowance for loan and lease losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based upon observable market data or Level 3 inputs based upon customized discounting criteria.

Non-Recurring Fair Value Measurements
December 31, 2010
	Fair Value
(in thousands)	12/31/10	(Level 1)	(Level 2)	(Level 3)

Collateral Dependent Impaired Loans	$17,691	$0	$17,691	$0

Other Real Estate Owned	1,256	0	1,256	0

Non-Recurring Fair Value Measurements
December 31, 2009
	Fair Value
(in thousands)	12/31/09	(Level 1)	(Level 2)	(Level 3)

Collateral Dependent Impaired Loans	$13,123	$0	$13,123	$0

Other Real Estate Owned	299	0	299	0

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2010 and 2009. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions. The fair value estimates, methods and assumptions set forth below for the Company’s financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and does not always incorporate the exit-price concept of fair value prescribed by ASC Topic 820-10 and should be read in conjunction with the financial statements and notes included in this Report.

Estimated Fair Value of Financial Instruments	2010		2009
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:

Cash and cash equivalents	$49,665	$49,665	$45,462	$45,462
Securities – trading	22,837	22,837	31,718	31,718
Securities – available-for-sale	1,039,608	1,039,608	928,770	928,770
Securities – held-to-maturity	54,973	56,064	44,825	46,340
Loans and leases, net 1	1,882,526	1,928,287	1,890,468	1,904,400
FHLB and FRB stock	21,985	21,985	20,041	20,041
Accrued interest receivable	11,513	11,513	13,474	13,474

Financial Liabilities:
Time deposits	$741,829	$746,434	$794,738	$799,830
Other deposits	1,754,044	1,754,044	1,645,126	1,645,126
Securities sold under agreements to repurchase	183,609	193,510	187,284	198,781
Securities sold under agreements to repurchase (valued at fair value)	0	0	5,500	5,500
Other borrowings	232,564	245,891	197,630	208,118
Other borrowings (valued at fair value)	11,629	11,629	11,335	11,335
Trust preferred debentures	25,060	25,513	25,056	25,777
Accrued interest payable	1,803	1,803	2,461	2,461

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

As of December 31, 2010, the most recent notifications from Federal bank regulatory agencies categorized the Tompkins Trust Company, The Bank of Castile and Mahopac National Bank as “well capitalized” under the regulatory framework for PCA. To be categorized as well capitalized, the Company and its subsidiary banks must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the capital category of the Company or its subsidiary banks. Actual capital amounts and ratios of the Company and its subsidiary banks are as follows:

		Required	Required
		to be	to be
	Actual	Adequately Capitalized	Well Capitalized
(dollar amounts in thousands)	Amount/Ratio	Amount/Ratio	Amount/Ratio
December 31, 2010
Total Capital (to risk-weighted assets)
The Company (consolidated)	$281,108/13.4%	>$167,622/>8.0%	>$209,527/>10.0%
Trust Company	$122,664/13.7%	>$71,864/>8.0%	>$89,830/>10.0%
Castile	$71,470/11.8%	>$48,547/>8.0%	>$60,684/>10.0%
Mahopac	$80,494/13.9%	>$46,485/>8.0%	>$58,107/>10.0%
Tier I Capital (to risk-weighted assets)
The Company (consolidated)	$254,899/12.2%	>$83,811/>4.0%	>$125,716/>6.0%
Trust Company	$112,590/12.5%	>$35,932/>4.0%	>$53,898/>6.0%
Castile	$63,880/10.5%	>$24,274/>4.0%	>$33,410/>6.0%
Mahopac	$73,196/12.6%	>$23,243/>4.0%	>$34,864/>6.0%
Tier I Capital (to average assets)
The Company (consolidated)	$254,899/8.0%	>$95,312/>3.0%	>$158,853/>5.0%
Trust Company	$112,590/7.5%	>$45,088/>3.0%	>$75,146/>5.0%
Castile	$63,880/7.3%	>$26,126/>3.0%	>$43,544/>5.0%
Mahopac	$73,196/8.7%	>$25,387/>3.0%	>$42,311/>5.0%

December 31, 2009
Total Capital (to risk-weighted assets)
The Company (consolidated)	$252,271/12.1%	>$166,987/>8.0%	>$208,734/>10.0%
Trust Company	$118,393/13.2%	>$71,524/>8.0%	>$89,405/>10.0%
Castile	$64,281/11.5%	>$44,654/>8.0%	>$55,817/>10.0%
Mahopac	$75,358/12.6%	>$47,786/>8.0%	>$59,732/>10.0%
Tier I Capital (to risk-weighted assets)
The Company (consolidated)	$227,765/10.9%	>$83,494/>4.0%	>$125,240/>6.0%
Trust Company	$109,347/12.2%	>$35,762/>4.0%	>$53,643/>6.0%
Castile	$57,301/10.3%	>$22,327/>4.0%	>$33,490/>6.0%
Mahopac	$67,881/11.4%	>$23,893/>4.0%	>$35,839/>6.0%
Tier I Capital (to average assets)
The Company (consolidated)	$227,765/7.4%	>$92,766/>3.0%	>$154,610/>5.0%
Trust Company	$109,347/7.4%	>$44,319/>3.0%	>$73,866/>5.0%
Castile	$57,301/7.4%	>$23,348/>3.0%	>$38,913/>5.0%
Mahopac	$67,881/8.1%	>$25,099/>3.0%	>$41,831/>5.0%

Generally, dividends from the banking subsidiaries to the Company are limited to retained net profits for the current year and two preceding years, unless specific approval is received from the appropriate bank regulatory authority. At December 31, 2010 the retained net profits of the Company’s bank subsidiaries available to pay dividends were $47.1 million.

Each bank subsidiary is required to maintain reserve balances by the Federal Reserve Bank of New York. At December 31, 2010, and December 31, 2009 the reserve requirements for the Company’s banking subsidiaries totaled $6,797,000 and $3,704,000, respectively.

As illustrated above, the Company’s capital ratios on December 31, 2010 remain above the minimum requirements for well capitalized institutions. Total capital as a percent of risk weighted assets increased 133 basis points from 12.1% at December 31, 2009. Tier 1 capital as a percentage of risk weighted assets increased 126 basis points from 10.9% at the end of 2009. Tier 1 capital as a percentage of average assets increased 65 basis points from 7.4% at December 31, 2009. The increase in capital ratios over year-end 2009 reflects earnings growth outpacing asset growth. The risk-based capital ratios also benefited from asset growth in 2010 attributed to lower risk-weighted assets, such as cash and cash equivalents and available-for-sale securities and in particular GNMA mortgage-backed securities.

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

In light of the recent economic downturn, bank regulatory agencies have been requiring many banks to maintain higher minimum capital ratios. This is particularly true in the case of institutions with significant commercial real estate loan portfolios and/or increasing levels of non-performing assets, such as Mahopac National Bank, one of the Company’s three banking subsidiaries. During the first quarter of 2010, Mahopac’s primary regulator, the Office of the Comptroller of the Currency, notified the Company that it was requiring Mahopac to maintain certain minimum capital ratios at levels higher than those otherwise required by applicable regulations. The OCC is requiring Mahopac to maintain a Tier 1 capital to average assets ratio of 8.0%, a Tier 1 risk-based capital to risk-weighted capital ratio of 10.0% and a Total risk based capital to risk-weighted assets ratio of 12.0%. Mahopac exceeded these minimum requirements at the time of the notification and continues to maintain ratios above these minimums. Since Mahopac’s capital ratios were above the minimum requirements at the time of notification, there was not a material impact to Mahopac or the Company. As of December 31, 2010, Mahopac had a Tier 1 capital to average assets ratio of 8.7%, a Tier 1 risk-based capital to risk-weighted capital ratio of 12.6% and a Total risk-based capital to risk-weighted assets ratio of 13.9%.

As of December 31, 2010, the capital ratios for the Company’s other two subsidiary banks, Tompkins Trust Company and The Bank of Castile, also exceeded the minimum levels required to be considered well capitalized.

Note 21 Condensed Parent Company Only Financial Statements

Condensed financial statements for Tompkins (the Parent Company) as of December 31 are presented below.

Condensed Statements of Condition

(in thousands)	2010	2009
Assets

Cash	$9,939	$5,714
Available-for-sale securities, at fair value	225	225
Investment in subsidiaries, at equity	295,156	278,588
Other	8,760	6,392
Total Assets	$314,080	$290,919

Liabilities and Shareholders’ Equity

Borrowings	$19,443	$25,000
Trust Preferred Debentures Issued to Non-Consolidated Subsidiary	21,161	21,161
Other Liabilities	1,520	1,202
Tompkins Financial Corporation Shareholders’ Equity	271,956	243,556
Total Liabilities and Shareholders’ Equity	$314,080	$290,919

Condensed Statements of Income

(in thousands)	2010	2009	2008
Dividends from available-for-sale securities	$1	$1	$2
Dividends received from subsidiaries	23,925	8,726	23,730
Other Income	30	613	44
Total Operating Income	23,956	9,340	23,776

Interest expense	1,812	1,389	578
Other expenses	4,397	4,907	4,367
Total Operating Expenses	6,209	6,296	4,945
Income Before Taxes and Equity in Undistributed
Earnings of Subsidiaries	17,747	3,044	18,831
Income tax benefit	2,818	2,224	1,983
Equity in undistributed earnings of subsidiaries	13,266	26,563	9,020
Net Income	$33,831	$31,831	$29,834

Condensed Statements of Cash Flows

(in thousands)	2010	2009	2008
OPERATING ACTIVITIES
Net income	$33,831	$31,831	$29,834
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiaries	(13,266)	(26,563)	(9,020)
Stock-based compensation expense	1,219	938	931
Other, net	(601)	34	1,097
Net Cash Provided by Operating Activities	21,183	6,240	22,842
INVESTING ACTIVITIES

Net cash used in acquisitions	0	0	(30,434)
Investments in subsidiaries	(137)	(13,385)	(5,121)
Other, net	(2,786)	(1,238)	(121)
Net Cash Used in Investing Activities	(2,923)	(14,623)	(35,676)
FINANCING ACTIVITIES

Borrowings, net	(5,557)	22,072	24,000
Cash dividends	(14,381)	(13,208)	(12,728)
Cash issued in lieu of fractional shares for 10% stock dividend	(7)	0	0
Repurchase of common shares	0	(178)	(58)
Shares issued for dividend reinvestment plans	2,872	631	0
Shares issued for employee stock ownership plan	1,278	0	0
Net proceeds from exercise of stock options	1,549	955	3,354
Tax benefits of stock options exercised	212	163	587
Net Cash (Used in) Provided by Financing Activities	(14,034)	10,435	15,155
Net increase in cash	4,226	2,052	2,321
Cash at beginning of year	5,714	3,662	1,341
Cash at End of Year	$9,940	$5,714	$3,662

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

As of and for the year ended December 31, 2010
(in thousands)	Banking	Financial Services	Intercompany	Consolidated
Interest income	$143,766	$314	$(18)	$144,062
Interest expense	32,303	2	(18)	32,287
Net interest income	111,463	312	0	111,775
Provision for loan and lease losses	8,507	0	0	8,507
Noninterest income	20,157	27,002	(1,000)	46,159
Noninterest expense	78,065	21,980	(1,000)	99,045
Income before income tax expense	45,048	5,334	0	50,382
Income tax expense	14,451	1,969	0	16,420
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	30,597	3,365	0	33,962
Less: Net income attributable to noncontrolling interests	131	0	0	131
Net Income attributable to Tompkins Financial Corporation	$30,466	$3,365	$0	$33,831
Depreciation and amortization	$4,384	$281	$0	$4,665
Assets	3,236,333	27,144	(3,134)	3,260,343
Goodwill	23,600	18,049	0	41,649
Other intangibles, net	2,898	1,309	0	4,207
Net loans and leases	1,882,526	0	0	1,882,526
Deposits	2,498,716	0	(2,843)	2,495,873
Total equity	252,055	21,353	0	273,408

As of and for the year ended December 31, 2009
(in thousands)	Banking	Financial Services	Intercompany	Consolidated
Interest income	$146,563	$260	$(28)	$146,795
Interest expense	39,783	3	(28)	39,758
Net interest income	106,780	257	0	107,037
Provision for loan and lease losses	9,288	0	0	9,288
Noninterest income	21,209	25,574	(570)	46,213
Noninterest expense	76,650	20,537	(570)	96,617
Income before income tax expense	42,051	5,294	0	47,345
Income tax expense	13,492	1,891	0	15,383
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	28,559	3,403	0	31,962
Less: Net income attributable to noncontrolling interests	131	0	0	131
Net Income attributable to Tompkins Financial Corporation	$28,428	$3,403	$0	$31,831
Depreciation and amortization	$4,297	$187	$0	$4,484
Assets	3,128,772	28,057	(3,569)	3,153,260
Goodwill	23,600	17,989	0	41,589
Other intangibles, net	3,266	1,598	0	4,864
Net loans and leases	1,890,468	0	0	1,890,468
Deposits	2,443,192	0	(3,328)	2,439,864
Total equity	222,552	22,456	0	245,008

For the year ended December 31, 2008
(in thousands)	Banking	Financial Services	Intercompany	Consolidated
Interest income	$140,601	$234	$(52)	$140,783
Interest expense	50,438	7	(52)	50,393
Net interest income	90,163	227	0	90,390
Provision for loan and lease losses	5,428	0	0	5,428
Noninterest income	20,867	25,781	(613)	46,035
Noninterest expense	67,682	19,987	(613)	87,056
Income before income tax expense	37,920	6,021	0	43,941
Income tax expense	11,656	2,154	0	13,810
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	26,264	3,867	0	30,131
Less: Net income attributable to noncontrolling interests	297	0	0	297
Net Income attributable to Tompkins Financial Corporation	$25,967	$3,867	$0	$29,834

Unaudited Quarterly Financial Data
	2010
(in thousands)	First	Second	Third	Fourth
Interest and dividend income	$36,634	$36,450	$35,744	$35,234
Interest expense	8,690	8,344	7,880	7,373
Net interest income	27,944	28,106	27,864	27,861
Provision for loan and lease losses	2,183	1,408	3,483	1,433
Income before income tax	12,587	13,513	10,756	13,526
Net income	8,416	9,033	7,490	8,892
Net income per common shre (basic)	0.78	0.84	0.69	0.82
Net income per common share (diluted)	0.78	0.83	0.69	0.81

Unaudited Quarterly Financial Data
	2009
(in thousands)	First	Second	Third	Fourth
Interest and dividend income	$36,251	$36,559	$36,558	$37,427
Interest expense	10,400	10,050	9,778	9,530
Net interest income	25,851	26,509	26,780	27,897
Provision for loan and lease losses	2,036	2,367	2,127	2,758
Income before income tax	11,459	11,006	12,530	12,350
Net income	7,710	7,447	8,460	8,214
Net income per common shre (basic)	0.72	0.70	0.79	0.77
Net income per common share (diluted)	0.72	0.69	0.79	0.76

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Form 10-K, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that material information relating to the Company and its subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its evaluation under the COSO framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management’s assessment was reviewed with the Company’s Audit

Committee of its Board of Directors. The Company’s registered public accounting firm has issued an attestation report on the Company’s internal controls over financial reporting, which is included in Part II, Item 8 of this Report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the material under the captions “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”; the discussion of the Company’s code of ethics under the caption “Corporate Governance Matters-Policy Regarding Director Attendance at Annual Meetings”; the discussion of director nominees by stockholders and the Audit/Examining Committee under the caption “Board of Director Meetings and Committees” all in the Company’s definitive proxy statement relating to its 2011 annual meeting of shareholders to be held May 16, 2011 (the “Proxy Statement”); and the material captioned “Executive Officers of the Registrant” in Part I of this Report on Form 10-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding stock-based compensation awards outstanding and available for future grant as of December 31, 2010 is presented in the table below.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding Securities in Column (a) (c)
Equity Compensation Plans Approved by Security Holders	980,486	$37.83	665,130
Equity Compensation Plans Not Approved by Security Holders	0	0	0

Information regarding security ownership of management and certain beneficial owners is furnished by incorporation by reference to all information under the caption of “Beneficial Ownership of Common Stock” in the Proxy Statement.

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

Report of KPMG LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Condition for the years ended December 31, 2010 and 2009
Consolidated Statements of Income for the years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2010, 2009, and 2008
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

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q, filed with the Commission on August 11, 2008.

3.2	Second Amended and Restated Bylaw of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s current Report on Form 8-K, filed with the Commission on January 31, 2011.

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

21.	Subsidiaries of Registrant, incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15, 2004.

23.	Consent of Independent Registered Public Accounting Firm (filed herewith)

24.	Power of Attorney, included on page 112 of this Report on Form 10-K.

31.1	Certification of the Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Report on Form 10-K pursuant to Item 15(c) of the Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOMPKINS FINANCIAL CORPORATION

By:	Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2011

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

Signature	Date	Capacity	Signature	Date	Capacity
/s/ James J. Byrnes	03/15/11	Chairman of the Board	/s/ James R. Hardie	3/15/11	Director
James J. Byrnes		Director	James R. Hardie

/s/ Stephen S. Romaine	3/15/11	President and Chief Executive	/s/ Carl E. Haynes	3/15/11	Director
Stephen S. Romaine		Officer	Carl E. Haynes
Director

/s/ Thomas R. Salm	3/15/11	Vice Chairman, Director	/s/ Susan A. Henry	3/15/11	Director
Thomas R. Salm			Susan A. Henry

/s/ James W. Fulmer	3/15/11	Vice Chairman, Director	/s/ Patricia A. Johnson	3/15/11	Director
James W. Fulmer			Patricia A. Johnson

/s/ Francis M. Fetsko	3/15/11	Executive Vice President and	/s/ Sandra A. Parker	3/15/11	Director
Francis M. Fetsko		Chief Financial Officer	Sandra A. Parker
(Principal Financial Officer)
(Principal Accounting Officer)

/s/ John E. Alexander	3/15/11	Director	/s/ Thomas R. Rochon	3/15/11	Director
John E. Alexander			Thomas R. Rochon

/s/ Paul J. Battaglia	3/15/11	Director	/s/ Michael H. Spain	3/15/11	Director
Paul J. Battaglia			Michael H. Spain

/s/ Daniel J. Fessenden	3/15/11	Director	/s/ William D. Spain, Jr.	3/15/11	Director
Daniel J. Fessenden			William D. Spain, Jr.

/s/ Reeder D. Gates	3/15/11	Director	/s/ Craig Yunker	3/15/11	Director
Reeder D. Gates			Craig Yunker

(a)(3)	Exhibits

Item No.	Description

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

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q, filed with the Commission on August 11, 2008.

3.2	Second Amended and Restated Bylaw of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s current Report on Form 8-K, filed with the Commission on January 31, 2011.

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

21.	Subsidiaries of Registrant, incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15, 2004.

23.	Consent of Independent Registered Public Accounting Firm (filed herewith)

24.	Power of Attorney, included on page 112 of this Report on Form 10-K.

31.1	Certification of the Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Report on Form 10-K pursuant to Item 15(c) of the Report.

P.O. Box 460, Ithaca, New York 14851
(607) 273-3210

www.tompkinsfinancial.com