Form 10-Q
period 2011-03-31
TOMPKINS FINANCIAL CORP
filed 2011-05-09
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒.
Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date:

Class	Outstanding as of April 30, 2011
Common Stock, $0.10 par value	10,882,620 shares

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

	As of	As of
(In thousands, except share and per share data) (Unaudited)	03/31/2011	12/31/2010
ASSETS

Cash and noninterest bearing balances due from banks	$40,009	$47,339
Interest bearing balances due from banks	7,605	2,226
Federal funds sold	17,400	0
Money market funds	100	100
Cash and Cash Equivalents	65,114	49,665

Trading securities, at fair value	21,831	22,837
Available-for-sale securities, at fair value	1,049,504	1,039,608
Held-to-maturity securities, fair value of $51,258 at March 31, 2011, and $56,064
at December 31, 2010	50,108	54,973
Loans and leases, net of unearned income and deferred costs and fees	1,914,344	1,910,358
Less: Allowance for loan and lease losses	28,035	27,832
Net Loans and Leases	1,886,309	1,882,526

Federal Home Loan Bank stock and Federal Reserve Bank stock	17,575	21,985
Bank premises and equipment, net	44,867	46,103
Corporate owned life insurance	41,935	40,024
Goodwill	41,649	41,649
Other intangible assets, net	4,039	4,207
Accrued interest and other assets	55,963	56,766
Total Assets	$3,278,894	$3,260,343
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	1,348,182	1,230,815
Time	743,720	741,829
Noninterest bearing	520,615	523,229
Total Deposits	2,612,517	2,495,873

Federal funds purchased and securities sold under agreements to repurchase	182,009	183,609
Other borrowings, including certain amounts at fair value of $11,454 at March 31, 2011
and $11,629 at December 31, 2010	140,353	244,193
Trust preferred debentures	25,061	25,060
Other liabilities	36,717	38,200
Total Liabilities	$2,996,657	$2,986,935
EQUITY
Tompkins Financial Corporation shareholders’ equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued:
10,988,320 at March 31, 2011; and 10,934,385 at December 31, 2010	1,099	1,093
Additional paid-in capital	200,444	198,114
Retained earnings	81,513	76,446
Accumulated other comprehensive income (loss)	19	(1,260)
Treasury stock, at cost – 88,400 shares at March 31, 2011, and 92,025 shares
at December 31, 2010	(2,323)	(2,437)

Total Tompkins Financial Corporation Shareholders’ Equity	280,752	271,956
Noncontrolling interests	1,485	1,452
Total Equity	$282,237	$273,408
Total Liabilities and Equity	$3,278,894	$3,260,343

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
(In thousands, except per share data) (Unaudited)	03/31/2011	03/31/2010
INTEREST AND DIVIDEND INCOME
Loans	$25,701	$26,618
Due from banks	6	12
Federal funds sold	3	4
Trading securities	235	309
Available-for-sale securities	7,687	9,000
Held-to-maturity securities	365	407
Federal Home Loan Bank stock and Federal Reserve Bank stock	290	284
Total Interest and Dividend Income	34,287	36,634
INTEREST EXPENSE
Time certificates of deposits of $100,000 or more	849	1,178
Other deposits	2,625	3,827
Federal funds purchased and securities sold under agreements to repurchase	1,291	1,425
Trust preferred debentures	405	367
Other borrowings	1,575	1,893
Total Interest Expense	6,745	8,690
Net Interest Income	27,542	27,944
Less: Provision for loan and lease losses	1,910	2,183
Net Interest Income After Provision for Loan and Lease Losses	25,632	25,761
NONINTEREST INCOME
Investment services income	3,841	3,738
Insurance commissions and fees	3,374	3,166
Service charges on deposit accounts	1,984	2,057
Card services income	1,245	975
Mark-to-market (loss) gain on trading securities	(50)	90
Mark-to-market gain (loss) on liabilities held at fair value	174	(128)
Other income	1,829	1,304
Net gain on securities transactions	95	118
Total Noninterest Income	12,492	11,320
NONINTEREST EXPENSES
Salaries and wages	10,825	10,339
Pension and other employee benefits	4,031	3,911
Net occupancy expense of premises	1,894	1,881
Furniture and fixture expense	1,038	1,183
FDIC insurance	1,050	911
Amortization of intangible assets	170	202
Other operating expense	6,208	6,067
Total Noninterest Expenses	25,216	24,494
Income Before Income Tax Expense	12,908	12,587
Income Tax Expense	4,102	4,138
Net Income attributable to Noncontrolling Interests and Tompkins Financial Corporation	8,806	8,449
Less: Net income attributable to noncontrolling interests	33	33
Net Income Attributable to Tompkins Financial Corporation	$8,773	$8,416
Basic Earnings Per Share	$0.80	$0.78
Diluted Earnings Per Share	$0.80	$0.78

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	03/31/2011	03/31/2010
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$8,773	$8,416
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,910	2,183
Depreciation and amortization of premises, equipment, and software	1,174	1,162
Amortization of intangible assets	170	202
Earnings from corporate owned life insurance	(411)	(393)
Net amortization on securities	1,968	735
Mark-to-market loss (gain) on trading securities	50	(90)
Mark-to-market (gain) loss on liabilities held at fair value	(174)	128
Net gain on available-for-sale securities	(95)	(118)
Net gain on sale of loans	(164)	(192)
Proceeds from sale of loans	10,235	11,561
Loans originated for sale	(9,138)	(11,214)
Net (gain) loss on sale of bank premises and equipment	0	(19)
Stock-based compensation expense	323	288
Increase in accrued interest receivable	(171)	(738)
Decrease in accrued interest payable	(198)	(396)
Proceeds from sales of trading securities	942	1,223
Contribution to pension plan	(2,750)	0
Other, net	1,805	12,409
Net Cash Provided by Operating Activities	14,249	25,147
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	125,415	115,377
Proceeds from sales of available-for-sale securities	34,019	0
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	5,426	2,240
Purchases of available-for-sale securities	(169,518)	(137,092)
Purchases of held-to-maturity securities	(556)	(863)
Net (increase) decrease in loans	(6,626)	26,458
Net decrease in Federal Home Loan Bank stock and Federal Reserve Bank stock	4,410	634
Proceeds from sale of bank premises and equipment	29	25
Purchases of bank premises and equipment	(528)	(800)
Other, net	(671)	(1,171)
Net Cash (Used in) Provided by Investing Activities	(8,600)	4,808
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	114,753	50,985
Net increase in time deposits	1,891	21,352
Net decrease in Federal funds purchases and securities sold under agreements to repurchase	(1,600)	(11,575)
Increase in other borrowings	13,780	0
Repayment of other borrowings	(117,445)	(18,502)
Cash dividends	(3,706)	(3,312)
Cash paid in lieu of fractional shares - 10% stock dividend	0	(7)
Shares issued for dividend reinvestment plan	522	642
Shares issued for employee stock ownership plan	1,053	1,278
Net proceeds from exercise of stock options	569	315
Tax benefit from stock option exercises	(17)	47
Net Cash Provided by Financing Activities	9,800	41,223
Net Increase in Cash and Cash Equivalents	15,449	71,178
Cash and cash equivalents at beginning of period	49,665	45,462
Total Cash & Cash Equivalents at End of Period	65,114	116,640
Supplemental Information:
Cash paid during the year for - Interest	$6,943	$9,083
Cash paid during the year for - Taxes	57	1,491
See accompanying notes to unaudited condensed consolidated financial statements.

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at January 1, 2010	$978	$155,589	$92,402	$(3,087)	$(2,326)	$1,452	$245,008
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			8,416			33	8,449
Other comprehensive income				1,736			1,736
Total Comprehensive Income							10,185
Cash dividends ($0.31 per share)			(3,312)				(3,312)
Exercise of stock options and related tax benefit (14,023 shares, net)	2	360					362
Effect of 10% stock dividend (988,664 shares)1	98	35,301	(35,399)				0
Cash paid in lieu of fractional shares			(7)				(7)
Stock-based compensation expense		288					288
Shares issued for dividend reinvestment plan (15,089 shares)	2	640					642
Shares issued for employee stock ownership plan (34,436 shares)	3	1,275					1,278
Directors deferred compensation plan (2,448 shares)		(21)			21		0
Forfeiture of restricted shares ((110) shares)							0
Balances at March 31, 2010	$1,083	$193,432	$62,100	$(1,351)	$(2,305)	$1,485	$254,444

Balances at January 1, 2011	$1,093	$198,114	$76,446	$(1,260)	$(2,437)	$1,452	$273,408
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			8,773			33	8,806
Other comprehensive income				1,279			1,279
Total Comprehensive Income							10,085
Cash dividends ($0.34 per share)			(3,706)				(3,706)
Exercise of stock options and related tax benefit (16,155 shares, net)	2	550					552
Shares issued for dividend reinvestment plan (12,751 shares)	1	521					522
Compensation expense stock options		323					323
Directors deferred compensation plan ((3,625) shares)		(114)			114		0
Shares issued for employee stock ownership plan (25,139 shares)	3	1,050					1,053
Forfeiture of restricted shares ((110) shares)							0
Balances at March 31, 2011	$1,099	$200,444	$81,513	$19	$(2,323)	$1,485	$282,237
1 Included in the shares issued for the 10% stock dividend in 2010 were treasury shares of 3,264, and director deferred compensation plan shares of 4,260.

 Cash dividends per share have been retroactively adjusted to reflect 10% stock dividend paid on February 15, 2010.

 See notes to consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2011.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  There have been no significant changes to the Company’s accounting policies from those presented in the 2010 Annual Report on Form 10-K.  Refer to Note 3- “Accounting Standards Updates” of this Report for a discussion of recently issued accounting guidelines.

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

3. Accounting Standards Updates

ASU No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for the Company’s financial statements beginning on January 1, 2011, and are disclosed in Note 5 Loans and Leases.

ASU No. 2010-28, “Intangibles—Goodwill and Other (Topic 350)—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 became effective for the Company on January 1, 2011 and did not have a significant impact on the Company’s financial statements.

ASU No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of whether a Restructuring Is a Troubled Debt Restructuring”. ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist:  (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  ASU 2011-02 will be effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011.  The Company is currently evaluating the impact of adopting ASU 2011-02 on the Company’s financial statements.

4.  Securities

Available-for-Sale Securities

 The following table summarizes available-for-sale securities held by the Company at March 31, 2011:

	Available-for-Sale Securities
March 31, 2011	Amortized Cost1	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
U.S. Treasury securities	$2,038	$78	$0	$2,116
Obligations of U.S. Government sponsored entities	356,835	7,153	1,706	362,282
Obligations of U.S. states and political subdivisions	60,523	2,471	2	62,992
Mortgage-backed securities – residential, issued by
U.S. Government agencies	136,325	3,874	100	140,099
U.S. Government sponsored entities	454,981	13,745	1,568	467,158
Non-U.S. Government agencies or sponsored entities	8,614	193	174	8,633
U.S. corporate debt securities	5,022	177	0	5,199
Total debt securities	1,024,338	27,691	3,550	1,048,479
Equity securities	1,025	0	0	1,025
Total available-for-sale securities	$1,025,363	$27,691	$3,550	$1,049,504
1 Net of other-than-temporary impairment losses recognized in earnings.

 The following table summarizes available-for-sale securities held by the Company at December 31, 2010:

	Available-for-Sale Securities
December 31, 2010	Amortized Cost1	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
U.S. Treasury securities	$2,043	$86	$0	$2,129
Obligations of U.S. Government sponsored entities	402,057	7,372	1,989	407,440
Obligations of U.S. states and political subdivisions	60,707	2,339	9	63,037
Mortgage-backed securities – residential, issued by
U.S. Government agencies	143,319	3,233	539	146,013
U.S. Government sponsored entities	393,331	13,568	1,421	405,478
Non-U.S. Government agencies or sponsored entities	9,636	3	356	9,283
U.S. corporate debt securities	5,024	179	0	5,203
Total debt securities	1,016,117	26,780	4,314	1,038,583
Equity securities	1,025	0	0	1,025
Total available-for-sale securities	$1,017,142	$26,780	$4,314	$1,039,608
1 Net of other-than-temporary impairment losses recognized in earnings.

Held-to-Maturity Securities

The following table summarizes held-to-maturity securities held by the Company at March 31, 2011:

March 31, 2011	Held-to-Maturity Securities
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. states and political subdivisions	$50,108	$1,175	$25	$51,258
Total held-to-maturity debt securities	$50,108	$1,175	$25	$51,258

The following table summarizes held-to-maturity securities held by the Company at December 31, 2010:

December 31, 2010	Held-to-Maturity Securities
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. states and political subdivisions	$54,973	$1,155	$64	$56,064
Total held-to-maturity debt securities	$54,973	$1,155	$64	$56,064

Realized gains on available-for-sale securities were $159,000 in the first quarter of 2011, and $118,000 in the first quarter of 2010; realized losses on available-for-sale securities were $64,000 in the first quarter of 2011, $0 in the first quarter of  2010.

The following table summarizes available-for-sale securities that had unrealized losses at March 31, 2011:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$104,000	$1,706	$0	$0	$104,000	$1,706
Obligations of U.S. states and political subdivisions	867	2	0	0	867	2

Mortgage-backed securities – residential, issued by
U.S. Government agencies	21,480	100	0	0	21,480	100
U.S. Government sponsored entities	126,537	1,568	0	0	126,537	1,568
Non-U.S. Government agencies or sponsored entities	0	0	5,003	174	5,003	174
Total available-for-sale securities	$252,884	$3,376	$5,003	$174	$257,887	$3,550

The following table summarizes held-to-maturity securities that had unrealized losses at March 31, 2011:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. states and political subdivisions	$14,098	$21	$115	$4	$14,213	$25

Total held-to-maturity securities	$14,098	$21	$115	$4	$14,213	$25

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2010:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$93,167	$1,989	$0	$0	$93,167	$1,989
Obligations of U.S. states and political subdivisions	1,771	9	0	0	1,771	9

Mortgage-backed securities – residential, issued by
U.S. Government agencies	44,288	539	0	0	44,288	539
U.S. Government sponsored entities	119,102	1,421	0	0	119,102	1,421
Non-U.S. Government agencies or sponsored entities	0	0	8,343	356	8,343	356
Total available-for-sale securities	$258,328	$3,958	$8,343	$356	$266,671	$4,314

The following table summarizes held-to-maturity securities that had unrealized losses at December 31, 2010:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. states and political subdivisons	$14,947	$63	$14	$1	$14,961	$64

Total held-to-maturity securities	$14,947	$63	$14	$1	$14,961	$64

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

The Company does not intend to sell the securities that are in an unrealized loss position and it is not more-likely-than not that the Company will be required to sell these available for sale investment securities, before recovery of their amortized cost basis, which may be at maturity.  Accordingly, as of March 31, 2011, and December 31, 2010, management believes the unrealized losses detailed in the tables above are not other-than-temporary.

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

As of March 31, 2011, the Company held five mortgage backed securities, with a fair value of $8.6 million, that were not issued by U.S. Government agencies or U.S. Government sponsored entities.  In 2009, the Company determined that three of these non-U.S. Government mortgage backed securities were other-than-temporarily impaired based on an analysis of the above factors for these three securities.  As a result, the Company recorded other-than-temporary impairment charges of $1.8 million in 2009 on these investments.  The credit loss component of $146,000 was recorded as other-than-temporary impairment losses in the consolidated statement of income, while the remaining non-

credit portion of the impairment loss was recognized in other comprehensive income (loss) in the consolidated statements of condition and changes in shareholders’ equity.  In 2010 the Company recorded an additional credit loss component of other-than-temporary charge of $34,000 related to the three non-U.S. Government mortgage backed securities was necessary.  The Company’s review of these securities as of March 31, 2011 determined that no additional impairment.  As of March 31, 2011, the fair value of these three securities exceeded their carrying value by $19,000.  A continuation or worsening of current economic conditions may result in additional credit loss component of other-than-temporary impairment losses related to these investments.

The following table summarizes the roll-forward of credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment is recognized in other comprehensive income:

	Three Months Ended
(in thousands)	March 31, 2011	March 31, 2010
Credit losses at beginning of the period	$180	$146
Credit losses related to securities for which an other-than-temporary impairment was not previously recognized	0	0
Ending balance of credit losses on debt securities held for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$180	$146

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed securities are shown separately since they are not due at a single maturity date.

March 31, 2011
(in thousands)	Amortized Cost1	Fair Value
Available-for-sale securities:
Due in one year or less	$13,177	$13,250
Due after one year through five years	293,260	298,197
Due after five years through ten years	108,798	111,681
Due after ten years	9,183	9,461
Total	424,418	432,589
Mortgage-backed securities	599,920	615,890
Total available-for-sale debt securities	$1,024,338	$1,048,479
1 Net of other-than-temporary impairment losses recognized in earnings.

 December 31, 2010
(in thousands)	Amortized Cost1	Fair Value
Available-for-sale securities:
Due in one year or less	$7,770	$7,867
Due after one year through five years	309,193	312,952
Due after five years through ten years	143,682	147,546
Due after ten years	9,186	9,444
Total	469,831	477,809
Mortgage-backed securities	546,286	560,774
Total available-for-sale debt securities	$1,016,117	$1,038,583
1 Net of other-than-temporary impairment losses recognized in earnings.

March 31, 2011
(in thousands)	Amortized Cost1	Fair Value
Held-to-maturity securities:
Due in one year or less	$30,258	$30,304
Due after one year through five years	15,072	15,828
Due after five years through ten years	3,608	3,908
Due after ten years	1,170	1,218
Total held-to-maturity debt securities	$50,108	$51,258
1 Net of other-than-temporary impairment losses recognized in earnings.

December 31, 2010
(in thousands)	Amortized Cost1	Fair Value
Held-to-maturity securities:
Due in one year or less	$34,645	$34,692
Due after one year through five years	15,378	16,157
Due after five years through ten years	3,765	4,024
Due after ten years	1,185	1,191
Total held-to-maturity debt securities	$54,973	$56,064
1 Net of other-than-temporary impairment losses recognized in earnings.

The net (loss) gain on trading account securities, which reflects mark-to-market adjustments, totaled ($50,000) for the three months ended March 31, 2011, and $90,000 for the three months ended March 31, 2010.

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock and non-marketable Federal Reserve Bank (“FRB”) stock, both of which are required to be held for regulatory purposes and for borrowing availability.  The required investment in FHLBNY stock is tied to the Company’s borrowing levels with the FHLBNY.  Holdings of FHBLNY stock and FRB stock totaled $16.8 million and $2.1 million at March 31, 2011, respectively, and $19.9 million and $2.1 million at December 31, 2010, respectively.  The FHLBNY continues to pay dividends and repurchase its stock.  As such, the Company has not recognized any impairment on its holdings of FHLBNY stock.

Trading Securities
The following summarizes trading securities, at estimated fair value, as of:
(in thousands)	March 31, 2011	December 31, 2010

Obligations of U.S. Government sponsored entities	$12,935	$13,139
Mortgage-backed securities – residential, issued by U.S. Government sponsored entities	8,896	9,698
Total	$21,831	$22,837

5. Loans and Leases
Loans and Leases at March 31,2011, and December 31, 2010 were as follows:
(in thousands)	03/31/2011	12/31/2010
Commercial and industrial
Agriculture	$56,411	$65,918
Commercial and industrial other	402,434	409,432
Subtotal commercial and industrial	458,845	475,350
Commercial real estate
Construction	41,503	58,519
Agriculture	49,226	48,485
Commercial real estate other	658,761	619,458
Subtotal commercial real estate	749,490	726,462
Residential real estate
Home equity	160,869	164,765
Mortgages	467,952	462,032
Subtotal residential real estate	628,821	626,797
Consumer and other
Indirect	38,405	41,668
Consumer and other	31,345	31,757
Subtotal consumer and other	69,750	73,425
Leases	9,147	9,949
Total loans and leases	1,916,053	1,911,983
Less: unearned income and deferred costs and fees	(1,709)	(1,625)
Total loans and leases, net of unearned income and deferred costs and fees	$1,914,344	$1,910,358

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures.  Management reviews these policies and procedures on a regular basis.  The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 5 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no significant changes in these policies and guidelines.  As such, these policies are reflective of new originations as well as those balances held at March 31, 2011.  The Company’s Board of Directors approves the lending policies at least annually.  The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines.  Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments are due.  Generally loans are placed on nonaccrual status if principal or interest payments become 90 days or more past due and/or management deem the collectability of the principal and/or interest to be in question, as well as when required by regulatory requirements.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  Payments received on loans on nonaccrual are generally applied to reduce the principal balance of the loan.  Loans are generally returned to accrual status when all the principal and interest amounts contractually due are brought current, the borrower has established a payment history, and future payments are reasonably assured.

An age analysis of past due loans, segregated by class of loans, as of March 31, 2011 is provided below.
	30-89 days	90 days or more		Current Loans	Total Loans	90 days and accruing	Nonaccrual
(in thousands)
Commercial and industrial
Agriculture	$74	$		$56,337	$56,411	$0	$157
Commercial and industrial other	493		931	401,009	402,434	932	7,220
Subtotal commercial and industrial	567		931	457,346	458,845	932	7,377
Commercial real estate
Construction	56		175	41,272	41,503	0	13,002
Agriculture	221			49,005	49,226	0	27
Commercial real estate other	5,320		5,243	648,199	658,761	0	12,865
Subtotal commercial real estate	5,597		5,418	738,476	749,490	0	25,894
Residential real estate
Home equity	787		592	159,490	160,869	330	578
Mortgages	4,300		4,515	459,137	467,952	0	5,860
Subtotal residential real estate	5,087		5,107	618,627	628,821	330	6,438
Consumer and other
Indirect	651		172	37,582	38,405	4	176
Consumer and other	0			31,345	31,345	0	0
Subtotal consumer and other	651		172	68,927	69,750	4	176
Leases	12		0	9,135	9,147	0	17
Total loans and leases	11,914		11,628	1,892,511	1,916,053	1,266	39,902
Less: unearned income and deferred costs and fees	0		0	0	(1,709)	0	0
Total loans and leases, net of unearned income and deferred costs and fees	$11,914		$11,628	$1,892,511	$1,914,344	$1,266	$39,902

December 31, 2010
An age analysis of past due loans, segregated by class of loans, as of December 31, 2010 is provided below.
	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing	Nonaccrual
(in thousands)
Commercial and industrial
Agriculture	50	118	65,750	65,918	0	165
Commercial Other	3,131	1,443	404,858	409,432	842	7,106
Subtotal commercial and Industrial	3,181	1,561	470,608	475,350	842	7,271
Commercial real estate
Construction	8	176	58,335	58,519	0	13,003
Agriculture	189	0	48,296	48,485	0	0
Commercial real estate other	1,943	4,094	613,421	619,458	0	11,788
Subtotal commercial real estate	2,140	4,270	720,052	726,462	0	24,791
Residential real estate
Home equity	262	1,434	163,069	164,765	368	1,429
Mortgages	4,709	6,257	451,066	462,032	0	7,682
Subtotal residential real estate	4,971	7,691	614,135	626,797	368	9,111
Consumer and other
Indirect	926	311	40,431	41,668	7	309
Consumer and other	0	0	31,757	31,757	0	0
Subtotal consumer and other	926	311	72,188	73,425	7	309
Leases	0	0	9,949	9,949	0	19
Total loans and leases	11,218	13,833	1,886,932	1,911,983	1,217	41,501
Less: unearned income and deferred costs and fees	0	0	0	(1,625)	0	0
Total loans and leases, net of unearned income and deferred costs and fees	$11,218	$13,833	$1,886,932	$1,910,358	$1,217	$41,501

The principal balances of nonperforming loans and leases, including impaired loans and leases are detailed in the table below.

(in thousands)	03/31/2011	12/31/2010
Loans 90 days past due and accruing	$1,266	$1,217
Nonaccrual loans	39,902	41,501
Troubled debt restructurings not included above	2,411	2,564
Nonperforming loans and leases	$43,579	$45,282

6. Allowance for Loan and Lease Losses

The following tables detail activity in the allowance for possible loan and lease losses by portfolio segment for the three months ended March 31, 2011 and 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

March 31, 2011
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:

Beginning balance	$7,824	$14,445	$3,526	$1,976	$61	$27,832

Charge-offs	(589)	(311)	(1,098)	(166)	0	(2,164)
Recoveries	327	41	1	88	0	457
Provision	1,132	(284)	1,380	(311)	(7)	1,910
Ending Balance	$8,694	$13,891	$3,809	$1,587	$54	$28,035

March 31, 2010
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:

Beginning balance	$7,304	$11,119	$3,616	$2,230	$81	$24,350

Charge-offs	(696)	(205)	(266)	(236)	0	(1,403)
Recoveries	92	50	1	93	0	236
Provision	500	1,499	22	164	(2)	2,183
Ending Balance	$7,200	$12,463	$3,373	$2,251	$79	$25,366

At March 31, 2011 and December 31, 2010, the allocation of the allowance for loan and lease losses summarized on the basis of the Company’s impairment methodology was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

March 31, 2011
Individually evaluated for impairment	$1,055	$2,556	$0	$0	$0	$3,611
Collectively evaluated for impairment	7,639	11,335	3,809	1,587	54	24,424
Ending balance	$8,694	$13,891	$3,809	$1,587	$54	$28,035

December 31, 2011
Individually evaluated for impairment	$682	$2,554	$0	$0	$0	$3,236
Collectively evaluated for impairment	7,142	11,891	3,526	1,976	61	24,596
Ending balance	$7,824	$14,445	$3,526	$1,976	$61	$27,832

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of March 31, 2011 and December 31, 2010 was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

March 31, 2011
Individually evaluated for impairment	$6,094	$29,052	$0	$0	$0	$35,146
Collectively evaluated for impairment	452,751	720,438	628,821	69,750	9,147	1,880,907
Total	$458,845	$749,490	$628,821	$69,750	$9,147	$1,916,053

December 31, 2010
Individually evaluated for impairment	$5,617	$29,622	$0	$0	$0	$35,239
Collectively evaluated for impairment	469,733	696,840	626,797	73,425	9,949	1,876,744
Total	$475,350	$726,462	$626,797	$73,425	$9,949	$1,911,983

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

At least quarterly, management reviews all commercial and commercial real estate loans and leases and agriculturally related loans with an outstanding principal balance of over $500,000 that are internally risk rated special mention or worse, giving consideration to payment history, debt service payment capacity, collateral support, strength of guarantors, local market trends, industry trends, and other factors relevant to the particular borrowing relationship. Through this process, management identifies impaired loans. For loans and leases considered impaired, estimated exposure amounts are based upon collateral values or present value of expected future cash flows discounted at the original effective interest rate of each loan.  For commercial loans, commercial mortgage loans, and agricultural loans not specifically reviewed, and for homogenous loan portfolios such as residential mortgage loans and consumer loans, estimated exposure amounts are assigned based upon historical net loss experience and current charge-off trends, past due status, and management’s judgment of the effects of current economic conditions on portfolio performance. In determining and assigning historical loss factors to the various homogeneous portfolios, the Company calculates average net losses over a period of time and compares this average to current levels and trends to ensure that the calculated average loss factor is reasonable.

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations.  Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values.  While management’s evaluation of the allowance as of March 31, 2011, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase the allowance.

A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans and loans that are 90 days or more past due. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.  The majority of impaired loans are collateral dependant impaired loans that have limited exposure or require limited specific reserves because of the amount of collateral support with respect to these loans, and previous charge-offs.  Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured.  In these cases, interest is recognized on a cash basis.

Impaired loans are set forth in the tables below as of March 31, 2011 and December 31, 2010.

March 31, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance

Commercial and industrial
Commercial and industrial other	3,067	3,489	0	3,441	0
Commercial real estate
Commercial real estate other	11,708	12,014	0	12,216	10
Subtotal	$14,775	$15,503	$0	$15,657	$10

With related allowance

Commercial and industrial
Commercial and industrial other	3,025	3,025	1,055	2,842	0
Commercial real estate
Construction	12,827	13,400	1,927	13,113	0
Commercial real estate other	4,517	5,057	629	4,535	0
Subtotal	$20,369	$21,482	$3,611	$20,490	$0
Total	$35,144	$36,985	$3,611	$36,147	$10

December 31, 2010
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance

Commercial and industrial
Agriculture	$724	$724	$0
Commercial and industrial other	3,393	4,336	0
Commercial real estate
Commercial real estate other	15,675	15,831	0
Subtotal	$19,792	$20,891	$0

With related allowance

Commercial and industrial
Commercial and industrial other	1,500	1,500	682
Commercial real estate
Construction	12,816	13,400	1,927
Commercial real estate other	1,131	1,303	627
Subtotal	$15,447	$16,203	$3,236
Total	$35,239	$37,094	$3,236

The average recorded investment in impaired loans and leases for the three months ended March 31, 2010 was $28.8 million, and interest income recognized on these impaired loans and leases, all collected in cash, was $105,000 for the same period.

The following tables present credit quality indicators (internal risk grade) by class of commercial and industrial loans and commercial real estate loans as of March 31, and December 31, 2010.
March 31, 2011
	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total

(in thousands)
Internal risk grade:
Pass	$357,132	$46,710	$581,400	$43,501	$20,386	$1,049,129
Special Mention	19,526	2,952	39,004	993	8,290	70,765
Substandard	25,776	6,749	37,816	4,732	10,900	85,973
Doubtful	0	0	541	0	1,927	2,468
Total	$402,434	$56,411	$658,761	$49,226	$41,503	$1,208,335

December 31, 2010
	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total

(in thousands)
Internal risk grade:
Pass	$355,153	$53,302	$537,195	$37,894	$45,703	$1,029,247
Special Mention	28,478	3,570	43,138	5,734	0	80,920
Substandard	25,801	9,046	39,125	4,857	12,816	91,645
Total	$409,432	$65,918	$619,458	$48,485	$58,519	$1,201,812

The following tables present credit quality indicators by class of residential real estate loans and by class of consumer loans. Nonperforming loans include nonaccrual, impaired and loans 90 days past due and accruing interest, all other loans are considered performing as of March 31, 2011 and December 31, 2010.

March 31, 2011
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Performing	$159,961	$462,092	$38,225	$31,345	$691,623
Nonperforming	908	5,860	180	0	6,948
Total	$160,869	$467,952	$38,405	$31,345	$698,571

December 31, 2010
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Performing	$162,968	$454,350	$41,352	$31,757	$690,427
Nonperforming	1,797	7,682	316	0	9,795
Total	$164,765	$462,032	$41,668	$31,757	$700,222

7.  Earnings Per Share

The Company follows the provisions of FASB ASC Topic 260, Earnings Per Share (“EPS”).   A computation of Basic EPS and Diluted EPS for the three months ending March 31, 2011, and 2010 is presented in the table below.

Three months ended March 31, 2011
(in thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS:
Net income attributable to Tompkins Financial Corporation	$8,773	10,905,197	$0.80

Effect of potentially dilutive common shares:		50,233

Diluted EPS:

Net income attributable to Tompkins Financial Corporation plus assumed conversions	$8,773	10,955,430	$0.80

The effect of dilutive securities calculation for the three-month period ended March 31, 2011, excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 704,833 shares of common stock because they are anti-dilutive.

Three months ended March 31, 2010
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

8. Comprehensive Income
	Three Months Ended
(in thousands)	03/31/2011	03/31/2010
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$8,806	$8,449

Other comprehensive income, net of tax:

Unrealized gain on available-for-sale securities:
Net unrealized holding gain on available-for-sale securities arising during the period.	1,061	1,542
Memo: Pre-tax net unrealized holding gain	1,769	2,569

Reclassification adjustment for net realized gain on sale included in of available-for-sale securities	(57)	(71)
Memo: Pre-tax net realized gain	(94)	(119)

Employee benefit plans:
Amortization of actuarial losses, prior service cost, and transition obligation	275	265
Memo: Pre-tax amounts	458	443

Other comprehensive income	1,279	1,736

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	10,085	10,185
Less: Other comprehensive income attributable to noncontrolling interests	(33)	(33)
Total comprehensive income attributable to Tompkins Financial Corporation	$10,052	$10,152

9.  Employee Benefit Plans

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

Components of Net Period Benefit Cost

	Pension Benefits		Life and Health		SERP Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
(in thousands)	03/31/2011	03/31/2010	03/31/2011	03/31/2010	03/31/2011	03/31/2010
Service cost	$564	$641	$51	$29	$28	$50
Interest cost	664	636	154	92	93	147
Expected return on plan assets for the period	(881)	(685)	0	0	0	0
Amortization of transition liability	0	0	25	17	4	0
Amortization of prior service cost	(29)	(29)	31	4	1	25
Amortization of net loss	410	385	0	0	17	39
Net periodic benefit cost	$728	$948	$261	$142	$143	$261

The Company realized approximately $275,000 and $264,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive income, for the three months ended March 31, 2011 and March 31, 2010, respectively.

The Company is not required to contribute to the pension plan in 2011, but it may make voluntary contributions. The Company contributed $2.8 million to the pension plan in the first three months of 2011.

In the first quarter of 2010, the Company stopped admitting new employees to its noncontributory defined-benefit retirement and pension plan. Employees hired after January 1, 2010 participate in a new defined contribution plan.

10. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below. Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the years presented below are stated separately.

	Three Months Ended
(in thousands)	03/31/2011	03/31/2010
Noninterest Income
Other service charges	$561	$593
Increase in cash surrender value of corporate owned life insurance	411	393
Net gain on sale of loans	164	192
Other income	693	126
Total other income	$1,829	$1,304
Noninterest Expenses
Marketing expense	$862	$1,052
Professional fees	599	816
Software licensing and maintenance	1,025	900
Cardholder expense	481	417
Other miscellaneous expenses	3,241	2,882
Total other operating expense	$6,208	$6,067

11.  Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  The Company extends standby letters of credit to its customers in the normal course of business.  The standby letters of credit are generally short-term.  As of March 31, 2011, the Company’s maximum potential obligation under standby letters of credit was $61.8 million compared to $54.4 million at December 31, 2010.  Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty.  Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

12. Segment and Related Information

The Company manages its operations through two business segments: banking and financial services.  Financial services activities consist of the results of the Company’s trust, financial planning and wealth management, broker-dealer services and risk management operations.  All other activities, including holding company activities, are considered banking.  The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the services provided.  Intercompany items relate primarily to the use of human resources, information systems, accounting and marketing services provided by any of the Banks and the holding company.  All other accounting policies are the same as those described in the summary of significant accounting policies in the 2010 Annual Report on Form 10-K.

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

As of and for the three months ended March 31, 2011
(in thousands)	Banking	Financial Services	Intercompany	Consolidated
Interest income	$34,216	$73	$(2)	$34,287
Interest expense	6,747	0	(2)	6,745
Net interest income	27,469	73	0	27,542
Provision for loan and lease losses	1,910	0	0	1,910
Noninterest income	5,557	7,263	(328)	12,492
Noninterest expense	19,918	5,626	(328)	25,216
Income before income tax expense	11,198	1,710	0	12,908
Income tax expense	3,493	609	0	4,102
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	7,705	1,101	0	8,806
Less: Net income attributable to noncontrolling interests	33	0	0	33
Net Income attributable to Tompkins Financial Corporation	$7,672	$1,101	$0	$8,773

Depreciation and amortization	$1,097	$77	$0	$1,174
Assets	3,255,200	28,654	(4,960)	3,278,894
Goodwill	23,600	18,049	0	41,649
Other intangibles, net	2,785	1,254	0	4,039
Net loans and leases	1,886,309	0	0	1,886,309
Deposits	2,617,299	0	(4,782)	2,612,517
Total equity	260,650	21,587	0	282,237

As of and for the three months ended March 31, 2010
(in thousands)	Banking	Financial Services	Intercompany	Consolidated
Interest income	$36,557	$81	$(4)	$36,634
Interest expense	8,693	1	(4)	8,690
Net interest income	27,864	80	0	27,944
Provision for loan and lease losses	2,183	0	0	2,183
Noninterest income	4,666	6,882	(228)	11,320
Noninterest expense	19,141	5,581	(228)	24,494
Income before income tax expense	11,206	1,381	0	12,587
Income tax expense	3,638	500	0	4,138
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	7,568	881	0	8,449
Less: Net income attributable to noncontrolling interests	33	0	0	33
Net Income attributable to Tompkins Financial Corporation	$7,535	$881	$0	$8,416

Depreciation and amortization	$1,094	$68	$0	$1,162
Assets	3,182,527	29,563	(5,327)	3,206,763
Goodwill	23,600	17,989	0	41,589
Other intangibles, net	3,172	1,528	0	4,700
Net loans and leases	1,861,672	0	0	1,861,672
Deposits	2,517,402	0	(5,201)	2,512,201
Total equity	231,771	22,673	0	254,444

13.  Fair Value

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
March 31, 2011
	Fair Value
(in thousands)	03/31/2011	(Level 1)	(Level 2)	(Level 3)
Trading securities

Obligations of U.S. Government sponsored entities	$12,935	$12,935	$0	$0
Mortgage-backed securities – residential U.S. Government sponsored entities	8,896	8,896	0	0
Available-for-sale securities
U.S. Treasury securities	2,116	2,116	0	0
Obligations of U.S. Government sponsored entities	362,282	0	362,282	0
Obligations of U.S. states and political subdivisions	62,992	0	62,992	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	140,099	0	140,099	0
U.S. Government sponsored entities	467,158	0	467,158	0
Non-U.S. Government agencies or sponsored entities	8,633	0	8,633	0
U.S. corporate debt securities	5,199	0	5,199	0
Equity securities	1,025	0	0	1,025

Borrowings
Other borrowings	11,454	0	11,454	0

Recurring Fair Value Measurements
December 31, 2010
	Fair Value
(in thousands)	12/31/2010	Level 1	Level 2	Level 3
Trading securities
Obligations of U.S. Government sponsored entities	$13,139	$13,139	$0	$0
Mortgage-backed securities – residential U.S. Government sponsored entities	9,698	9,698	0	0
Available-for-sale securities
U.S. Treasury securities	2,129	2,129	0	0
Obligations of U.S. Government sponsored entities	407,440	0	407,440	0
Obligations of U.S. states and political subdivisions	63,037	0	63,037	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	146,013	0	146,013	0
U.S. Government sponsored entities	405,478	0	405,478	0
Non-U.S. Government agencies or sponsored entities	9,283	0	9,283	0
U.S. corporate debt securities	5,203	0	5,203	0
Equity securities	1,025	0	0	1,025

Borrowings
Other borrowings	11,629	0	11,629	0

There were no significant transfers between Levels 1 and 2 for the three months ended March 31, 2011.

There was no change in the fair value of the $1.0 million of available-for-sale securities valued using significant unobservable inputs (Level 3), between January 1, 2011 and March 31, 2011.

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

Fair values of borrowings are estimated using Level 2 inputs based upon observable market data.  The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLBNY advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLBNY. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party.  The Company’s potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLBNY borrowings at March 31, 2011.

Certain assets are measured at fair value on a nonrecurring basis.  For the Company, these include loans held for sale, collateral dependent impaired loans, other real estate owned, and goodwill and other intangible assets.  During the first quarter of 2011, certain collateral dependent impaired loans and other real estate owned were remeasured and reported at fair value through a specific valuation allowance for loan and lease losses based upon the fair value of the underlying collateral.  Collateral values are estimated using Level 2 inputs based upon observable market data.

Non-Recurring Fair Value Measurements
March 31, 2011
	Fair Value
(In thousands)	03/31/2011	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$18,137	$0	$18,137	$0
Other real estate owned	2,270	0	2,270	0

Non-Recurring Fair Value Measurements
December 31, 2010
	Fair Value
(in thousands)	12/31/2010	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$17,691	$0	$17,691	$0
Other real estate owned	1,256	0	1,256	0

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010.  The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

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

Estimated Fair Value of Financial Instruments	March 31, 2011		December 31, 2010
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:

Cash and cash equivalents	$65,114	$65,114	$49,665	$49,665
Securities – trading	21,831	21,831	22,837	22,837
Securities – available-for-sale	1,049,504	1,049,504	1,039,608	1,039,608
Securities – held-to-maturity	50,108	51,258	54,973	56,064
Loans and leases, net 1	1,886,309	1,920,153	1,882,526	1,928,287
FHLB and FRB stock	17,575	17,575	21,985	21,985
Accrued interest receivable	11,684	11,684	11,513	11,513

Financial Liabilities:
Time deposits	$743,720	$746,865	$741,829	$746,434
Other deposits	1,868,797	1,868,797	1,754,044	1,754,044
Securities sold under agreements to repurchase	182,009	190,836	183,609	193,510
Securities sold under agreements to repurchase (valued at Other borrowings	128,899	140,786	232,564	245,891
Other borrowings (valued at fair value)	11,454	11,454	11,629	11,629
Trust preferred debentures	25,061	26,107	25,060	25,513
Accrued interest payable	1,605	1,605	1,803	1,803

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Tompkins Financial Corporation (“Tompkins” or the “Company”) is a registered financial holding company incorporated in 1995 under the laws of the State of New York and its common stock is listed on the NYSE-Amex (Symbol: TMP).  Tompkins is headquartered at The Commons, Ithaca, New York.  The Company is a locally-oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment services, financial planning and wealth management, insurance and brokerage services.  Tompkins subsidiaries include: three wholly-owned community banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile and The Mahopac National Bank; a wholly-owned registered investment advisor, AM&M Financial Services, Inc. (“AM&M”); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”).  AM&M and the trust division of the Trust Company provide a full suite of investment services under the Tompkins Financial Advisors division, including investment management, trust and estate, financial and tax planning as well as life, disability and long term care insurance services.  Unless the context otherwise requires, the term “Company” refers collectively to Tompkins Financial Corporation and its subsidiaries.

The Company’s strategic initiatives include diversification within its markets, growth of its fee-based businesses, and growth internally and through acquisitions of financial institutions, branches and financial services businesses.  The Company has identified two business segments, banking and financial services.  Financial services activities include the results of the Company’s trust, financial planning, wealth management and broker-dealer services, risk management, and insurance agency operations.  All other activities are considered banking.  Information about the Company’s business segments is included in Note 12 “Segment and Related Information,” in the Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I of this Quarterly Report on Form 10-Q.

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

The Company may sell residential real estate loans in the secondary market based on interest rate considerations.   These residential real estate loans are generally sold without recourse and in accordance with standard secondary market loan sale agreements.  The Company primarily sells loans to the Federal Home Loan Mortgage Corporation.  These residential real estate loans are subject to normal representations and warranties, including representations and warranties related to gross fraud and incompetence.  The Company has not had to repurchase any loans as a result of these representations and warranties.  The Company reviews the risks in residential real estate lending related to representations and warranties, title issues, and servicing.  The Company determined that these risks are immaterial and do not require any reserves on the Company’s statements of condition.

The Company’s principal expenses are interest on deposits, interest on borrowings, and operating and general administrative expenses, as well as provisions for loan and lease losses. Funding sources, other than deposits, include borrowings, securities sold under agreements to repurchase, and cash flow from lending and investing activities.

Financial services consists of providing insurance, financial planning and wealth management, and trust services to individuals and businesses in the Company’s market areas.  The Company has expanded its financial services segment over the past ten years through internal growth and acquisitions. In 2006, Tompkins acquired AM&M, a financial planning and wealth management company, to complement its existing trust and investment services businesses.  In 2010, the Company unified the branding of its trust and investment services businesses and began marketing these services under Tompkins Financial Advisors.   Tompkins Financial Advisors has office locations at all three of the Company’s subsidiary banks.

The Company provides property and casualty insurance services, employee benefit consulting, and life, long-term care and disability insurance. Tompkins Insurance is headquartered in Batavia, New York, and offers property and casualty insurance to individuals and businesses located primarily in Western New York.  Over the past ten years, Tompkins Insurance has acquired smaller insurance agencies in the market areas serviced by the Company’s banking subsidiaries and successfully consolidated them into Tompkins Insurance.  Tompkins Insurance offers services to customers of the Company’s banking subsidiaries by sharing offices with The Bank of Castile and Trust Company. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York, and two stand-alone offices in Tompkins County, New York.

AM&M is headquartered in Pittsford, New York and offers fee-based financial planning services through three operating companies: (1) AM&M Planners, Inc., which provides fee based financial planning and wealth management services for corporate executives, small business owners and high net worth individuals; (2) Ensemble Financial Services, Inc., an independent broker-dealer; and (3) Ensemble Risk Solutions, Inc., which creates customized risk management plans using life, disability and long-term care insurance products.

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

Other external factors affecting the Company’s operating results are market rates of interest, the condition of financial markets, and both national and regional economic conditions.  Weak economic conditions over the past several years have contributed to increases in the Company’s past due loans and leases, nonperforming assets, and net loan and lease losses, as well as decreases in certain fee-based products and services.  Although nonperforming loans and leases and criticized and classified loans continue to be higher than historical levels, the Company has seen some early signs of improving economic conditions within the market areas in which it operates, which has contributed to some improvement in its credit quality metrics in recent quarters including some decreases in the level of internally classified assets and nonperforming assets.  With the strength of the economic recovery uncertain, there is no assurance that these conditions may not adversely affect the credit quality of the Company’s loans and leases, results of operations, and financial condition going forward.   Refer to the section captioned “Financial Condition- Allowance for Loan and Lease Losses and Nonperforming Assets” below for further details on asset quality.

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2011.  It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and the Unaudited Condensed Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

The Company is making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995.  The statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties.  Such forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed and/or implied by such forward-looking statements.  The following factors are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the development of an interest rate environment that may adversely affect the Company’s interest rate spread, other income or cash flow anticipated from the Company’s operations, investment and/or lending activities; changes in laws and regulations affecting banks, insurance companies, bank holding companies and/or financial holding companies, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and Basel III; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; protection and validity of intellectual property rights; reliance on large customers; financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses, and other factors discussed elsewhere in this Quarterly Report on Form 10-Q and in other reports we file with the SEC, in particular the “Risk Factors” discussed in Item 1A of the Company’s

Annual Report on Form 10-K for the year ended December 31, 2010.  In addition, such forward-looking statements could be affected by general industry and market conditions and growth rates, general economic and political conditions, including interest rate and currency exchange rate fluctuations, and other factors.

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

For additional information on critical accounting policies and to gain a greater understanding of how the Company’s financial performance is reported, refer to Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, and the section captioned “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2010. Refer to Note 3 – “Accounting Standards Updates” in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for a discussion of recent accounting guidelines.

Recent Legislation Impacting the Financial Services Industry

As discussed in the section captioned “Supervision and Regulation” included in Item 1. Business of the Company’s 2010 Report on Form 10-K, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010.  The Dodd-Frank Act contains numerous and wide-ranging reforms to the structure and operation of the U.S. financial system.  The Company is currently evaluating the potential impact of the Dodd-Frank Act on its business, financial condition and results of operations.  Management expects that some provisions of the Dodd-Frank Act may have adverse effects on the Company, such as the cost of complying with numerous new regulations and disclosure and reporting requirements mandated by the Act.  Portions of the Dodd-Frank Act become effective at different times, and many of the Act’s provisions consist of general statements directing various regulators to issue more detailed rules.  Consequently, the full scope of the Dodd-Frank Act’s impact on the financial system in general and the Company in particular cannot be predicted at this time.

OVERVIEW

Net income for the first quarter of 2011 was $8.8 million, an increase of 4.2% compared to $8.4 million reported in the first quarter of 2010.  Diluted earnings per share for the first quarter of 2011 were $0.80, up 2.6% from $0.78 for the first quarter of 2010.

Return on average assets (“ROA”) for the quarter ended March 31, 2011 was 1.09% compared to 1.08% for the quarter ended March 31, 2010.  Return on average shareholders’ equity (“ROE”) for the first quarter of 2011 was 12.83%, compared to 13.68% for the same period in 2010.  Tompkins’ ROA and ROE continue to compare favorably to peer ratios, ranking in the 83rd percentile for ROA and the 91st percentile for ROE.

Total revenues, consisting of net interest income and noninterest income, were $40.0 million in the first quarter of 2011, up 2.0% over the comparable period in 2010 as a result of growth in noninterest income.  Noninterest income was up $1.2 million or 10.4% in the first quarter of 2011 compared with the first quarter of 2010, while net interest income was down $402,000 or 1.4%.

The provision for loan and lease losses totaled $1.9 million in the first quarter of 2011, down 12.5% when compared to March 31, 2010 reflecting an improvement in credit quality.

Noninterest expenses of $25.2 million in the first quarter of 2011 were up 3.0% compared to the first quarter of 2010.   The majority of the increase was centered in salaries and employee benefits.

Segment Reporting

The Company operates in two business segments, banking and financial services.   Financial services activities consist of the results of the Company’s trust, financial planning and wealth management, broker-dealer services, and risk management operations.  All other activities are considered banking.

Banking Segment

The banking segment reported net income of $7.7 million for the first quarter of 2011, up $137,000 or 1.8% from net income of $7.5 million in the same period in 2010.  The increase in net income in the quarter was the result of a lower provision for loan and lease losses, higher noninterest income due to an increase in card services income, mark-to-market adjustments on trading liabilities held at fair value and an increase in non-core investment income. This was partially offset by increases in noninterest expense led by higher salaries and employee benefits costs.

Net interest income for the three months ended March 31, 2011, was down $395,000 or 1.4% driven mainly by declines in average earning assets yields which could not be fully offset by the decrease in funding costs.

The provision for loan and lease losses for the three months ended March 31, 2011, was $1.9 million compared to $2.2 million for the same period in 2010 reflecting an improvement in credit quality.

Noninterest income for the three months ending March 31, 2011, was up $891,000 or 19.1% over the same period in 2010.  Contributing to the increase in 2011 over the prior year were net mark-to-market gains on liabilities held at fair value, which were $174,000 for the first quarter of 2011 compared to net mark-to-market losses of $128,000 for the same periods in 2010, a gain of $505,000 related to an equity investment in a Small Business Investment Company (“SBIC”), and higher card services income.  Card service income was up $270,000, due to an adjustment for lower than anticipated redemption rates on a debit card rewards program benefits for cardholders as well as higher transaction volume.

Noninterest expenses for the three months ended March 31, 2011, were up $777,000 or 4.1% over the same period in 2010.  The increase was a result of increases in salaries and other benefit related accruals, reflecting annual merit increases, and healthcare insurance.  In addition, FDIC expense contributed $139,000 to the variance due to a higher assessable base from which premiums are calculated.

Financial Services Segment

The financial services segment had net income of $1.1 million in the first quarter of 2011, an increase of $220,000 or 25.0% from net income of $881,000 in the same quarter of the prior year.  Noninterest income for the three months ended March 31, 2011, was up $381,000 or 5.5% over the same period in 2010.  The increase in noninterest income was mainly a result of higher investment services and insurance commissions/fees.  Investment services fees are largely based on the market value of assets within each account.  Increased stock market indices to date in 2011 compared to the same period in 2010, account retention and new account generation contributed to an increase in the fair value of assets under management and related investment fees.  Noninterest expenses for the three months ended March 31, 2010, were flat compared to the same period in the prior year.

Average Consolidated Balance Sheet and Net Interest Analysis
	Year to Date Period Ended			Year to Date Period Ended
	March 31, 2011			March 31, 2010
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$16,151	$6	0.15%	$37,885	$12	0.13%
Money market funds	100	-	0.00%	100	-	0.00%
Securities (1)
U.S. Government securities	928,576	6,988	3.05%	827,808	8,219	4.03%
Trading securities	22,542	235	4.23%	31,279	309	4.01%
State and municipal (2)	112,328	1,447	5.22%	105,139	1,573	6.07%
Other securities (2)	15,237	180	4.79%	18,563	224	4.89%
Total securities	1,078,683	8,850	3.33%	982,789	10,325	4.26%
Federal Funds Sold	8,767	3	0.14%	9,080	4	0.18%
FHLBNY and FRB stock	18,923	290	6.21%	19,633	284	5.87%
Loans, net of unearned income (3)
Real estate	1,368,589	18,429	5.46%	1,327,849	18,840	5.75%
Commercial loans (2)	456,691	6,022	5.35%	472,900	6,260	5.37%
Consumer loans	72,532	1,254	7.01%	84,083	1,460	7.04%
Direct lease financing	8,752	131	6.07%	11,634	176	6.14%
Total loans, net of unearned income	1,906,564	25,836	5.50%	1,896,466	26,736	5.72%
Total interest-earning assets	3,029,188	34,985	4.68%	2,945,953	37,361	5.14%

Other assets	223,361			227,111

Total assets	3,252,549			3,173,064
LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	1,309,121	1,171	0.36%	1,229,168	1,790	0.59%
Time deposits > $100,000	309,746	849	1.11%	335,260	1,178	1.42%
Time deposits < $100,000	424,028	1,434	1.37%	429,464	1,873	1.77%
Brokered time deposits < $100,000	6,074	20	1.34%	37,242	164	1.79%
Total interest-bearing deposits	2,048,969	3,474	0.69%	2,031,134	5,005	1.00%

Federal funds purchased & securities sold under agreements to repurchase	185,456	1,291	2.82%	187,753	1,425	3.08%
Other borrowings	171,659	1,575	3.72%	199,202	1,893	3.85%
Trust preferred debentures	25,061	405	6.55%	25,056	367	5.94%
Total interest-bearing liabilities	2,431,145	6,745	1.13%	2,443,145	8,690	1.44%
Noninterest bearing deposits	507,660			440,113
Accrued expenses and other liabilities	36,461			40,220
Total liabilities	2,975,266			2,923,478

Tompkins Financial Corporation Shareholders’ equity	275,814			248,119
Noncontrolling interest	1,469			1,467
Total equity	277,283			249,586

Total liabilities and equity	$3,252,549			$3,173,064
Interest rate spread			3.55%			3.70%
Net interest income/margin on earning assets		28,240	3.78%		28,671	3.95%

Tax Equivalent Adjustment		(698)			(727)

Net interest income per consolidated financial statements		$27,542			$27,944

(1)	Average balances and yields on available-for-sale securities are based on historical amortized cost.
(2)	Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax exempt interest income to taxable-equivalent basis.
(3)	Nonaccrual loans are included in the average asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s condensed consolidated financial statements included in Part I of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

Net Interest Income

Net interest income is the Company’s largest source of revenue, representing about 68.8% of total revenues for the three months ended March 31, 2011.  Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates.  The Company’s net interest income over the past several years has benefitted from steady growth in average earning assets, as well as the low interest rate environment.  Over this period the Company’s interest-bearing liabilities repriced at a faster pace than our interest earning assets.  With deposit rates currently at low levels, the downward pricing of these liabilities has slowed, while interest earning assets continue to reprice downward at a steady rate.  This has contributed to a decrease in net interest margin for the three months ended March 31, 2011 compared to the same period in 2010.  The taxable equivalent net interest margin of 3.78% for the first quarter of 2011 is below the prior quarter-end net interest margin of 3.86%, and the same quarter in the prior year of 3.95%.  The decrease in the net interest margin was also partly due to the growth in interest earning assets over the prior year being concentrated in lower yielding securities rather than higher yielding loans.

The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.  Taxable-equivalent net interest income for the first quarter of 2011 was $28.2 million, a decrease of $431,000 or 1.5% compared to the same period in 2010.  The decrease in taxable-equivalent net interest income primarily resulted from a decrease in the net interest margin, which was partially offset by growth in average earning assets.  Interest income was unfavorably impacted by decreases in the asset yields as well as growth in average earning assets over the prior year being centered in lower yielding investment securities rather than loans.  Funding costs were lower but were not down enough to offset the decease in average yield on interest earning assets.

Taxable-equivalent interest income was down 1.5% in the first quarter of 2011 over the same period of 2010 as average yields on interest earning assets dropped 46 basis points and outpaced the increase in average earning assets.  Average earning assets increased $83.2 million or 2.8% over the same period in 2010.  The majority of the growth in average earning assets was in investment securities.  Average securities balances for the first quarter 2011 were up over the same period in 2010 by $95.9 million or 9.8%, while average yields were down 93 basis points.  The growth in investment securities was mainly in obligations of U.S. government entities.  Average loan balances were up less than 1.0% compared with the first quarter of 2010, while the average yield on loans decreased 22 basis points to 5.50%.

Interest expense for the first quarter of 2011 was down $1.9 million or 22.4% compared to March 31, 2010, reflecting lower average rates paid on deposits and borrowings, partially offset by growth in average balances.  Lower market interest rates and continued disciplined deposit pricing resulted in a 31 basis point decrease in the average rate paid on interest bearing deposits during the first quarter of 2011 compared to the same period in 2010.  Average interest bearing checking, savings and money market deposit balances made up $80.0 million or 6.5% of the quarter-over-quarter increase in interest-bearing deposits.  Average noninterest deposit balances for the first quarter of 2011 were up $67.6 million or 15.4% compared to the first quarter 2010.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents management’s estimate of the amount necessary to maintain the allowance for loan and lease losses at an appropriate level to absorb probable losses on existing loans. The provision for loan and lease losses was $1.9 million in the first quarter of 2011, compared to $2.2 million in the first quarter of 2010, a decrease of 12.5%.  The provision for loan and lease losses in 2010 and 2009 was higher than historical levels as the Company experienced increased levels of nonperforming assets, classified loans, and net charge-offs, due to, among other things, higher unemployment levels and the recessionary economy.  The Company has seen some improvement in credit quality metrics over the past two quarters.  The allowance for loan and lease losses as a percentage of period end loans was 1.46% at March 31, 2011 and December 31, 2010, respectively, compared to 1.34% at March 31, 2010.  The section captioned “Financial Condition-Allowance for Loan and Lease Losses and Nonperforming Assets” below has further details on the allowance for loan and lease losses.

Noninterest Income

Noninterest income is a significant source of income for the Company, representing 31.2% of total revenues for the first quarter of 2011, compared to 28.8% in the first quarter of 2010.  Noninterest income for the three months ended March 31, 2011 was $12.5 million, an increase of 10.4% from the same period in 2010.   Changes in the components of noninterest income are discussed below.

Investment services income was $3.8 million in the first quarter of 2011, an increase of 2.8% from the first quarter of 2010.  Investment services income includes income from trust services, financial planning, wealth management services, and brokerage related services.  With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income.  The fair value of assets managed by, or in custody of, Tompkins was $3.0 billion at March 31, 2011, up 15.9% from $2.57 billion at March 31, 2010.  These figures include $854.3 million and $758.0 million, respectively, of Company-owned securities where the trust department is custodian.  The increase in the market value of assets reflects the increase in stock market indices as well as successful business development initiatives and customer retention.

Insurance commissions and fees were $3.4 million in the first quarter of 2011, an increase of $208,000 or 6.6% over the first quarter of 2010. The growth was mainly in health and benefit related insurance products.  Revenues for commercial insurance lines were $57,000 or 4.5% ahead of the prior year, while revenues for personal insurance lines were in line with the prior year.

Service charges on deposit accounts were $2.0 million in the first quarter of 2011, down 3.6% compared to the same period in 2010.  The largest component of this category is overdraft fees, which is largely driven by customer activity.  Overdraft fees were down in the first quarter of 2011 compared to the first quarter of 2010, due to regulatory changes which became effective in the third quarter of 2010.  The new rule issued by the Federal Reserve Board prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.  Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with these services, and the consumer’s choices.

Card services income for the three months ended March 31, 2011 was up $203,000 or 27.7% over the same period in 2010.  The increase was mainly in debit card income and reflects a higher number of cards issued, transaction volume and increased inter-change fees, as well as a lower accrual rate related to a points reward program offered to debit card customers.  As discussed in the section captioned “Supervision and Regulation” included in Item 1. Business of the Company’s 2010 Report on Form 10-K, the Dodd-Frank Act requires the Federal Reserve Board to establish rules regarding interchange fees charged in electronic debit card transactions by payment users.  Currently, these rules would only apply to banks with total assets exceeding $10.0 billion, which exempts the Company.  However, the long term impact of any new regulations is uncertain.

Net mark-to-market gains on securities and borrowings held at fair value totaled $124,000 in the first quarter of 2011, compared to net mark-to-market losses of $38,000 in the first quarter of 2010.  Mark-to-market losses or gains relate to the change in the fair value of securities and borrowings where the Company has elected the fair value option.  These unrealized amounts are primarily impacted by changes in interest rates.

Other income of $1.8 million in the first quarter of 2011 increased by $525,000 or 40.3% over the same period prior year. The primary components of other income are other service charges (down 5.4%), increases in cash surrender in the value of corporate owned life insurance (“COLI”) (up 4.6%), gains on the sales of residential mortgage loans, and income from miscellaneous equity investments, including the Company’s investment in a Small Business Investment Company (“SBIC”).

For the first quarter of 2011, net gains on the sales of residential mortgage loans totaled $164,000, compared to net gains of $192,000 for the first quarter of 2010.  Low market interest rates contributed to a strong volume of residential mortgage originations/refinancing in 2009 and the beginning of 2010.  To manage interest rate risk exposures, the Company sells certain fixed rate loan originations that have rates below or maturities greater than the standards set by the Company’s Asset/Liability Committee for loans held in the portfolio.

Other income in the first quarter of 2011 included a $504,000 gain related to an investment in a SBIC.  The SBIC periodically recognizes gains related to investments held in its portfolio and distributes these gains to its investors. The Company believes that, as of March 31, 2011, there were no impairments with respect to its investment in the SBIC.

Noninterest Expense

Noninterest expense for the first quarter of 2011 was $25.2 million, an increase of $722,000 or 3.0% over noninterest expense of $24.5 million for the first quarter of 2010.

Personnel-related expense increased by $606,000 or 4.3% in the first quarter of 2011 over the same period in 2010.  Salaries and wages were up $486,000 or 4.7% mainly attributable to annual merit increases.  Year-to-date March 31, 2011 average full time equivalents (“FTE”) of 727 were up from 725 at March 31, 2010.  Expenses related to employee health and dental insurance increased by $177,000 or 17.9% in 2011.

FDIC deposit insurance expense increased by $139,000 or 15.3% in the three months ended March 31, 2011, over the same prior year period primarily due to increases in deposits.

Other operating expenses increased by $141,000 or 2.3% for the three months ended March 31, 2011 over the same prior year period.  Contributing to the increase in the first quarter of 2011 over the first quarter of 2010 were the following:  software licenses and maintenance (up $125,000), cardholder expense (up $64,000), other real estate owned (up $139,000) and other miscellaneous expenses (up $359,000). These were partially offset by decreases in professional fees (down $217,000) and marketing (down $190,000).

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes.  The provision for the first quarter of 2011 was $4.1 million, and was in line with the same quarter of 2010.  The Company’s effective tax rate for the first quarter of 2011 was 31.8% compared to 32.9% for the first quarter of 2010.   The decrease in the effective rate in 2011 compared with 2010 was primarily the result of investments in low income housing tax credits as well as a higher proportion of tax advantage income as a percentage of total pre-tax income

FINANCIAL CONDITION

Total assets were $3.3 billion at March 31, 2011, up $18.6 million over December 31, 2010, and up $72.1 million over March 31, 2010. The growth over year-end 2010 was mainly in cash equivalents.  Total deposits were up $116.6 million or 4.7% over year-end with the majority of growth centered in municipal deposits.  Deposit growth was used to reduce other borrowings, mainly short-term borrowings with the FHLB.  The growth over the prior year was primarily in securities, which were up $95.1 million or 9.3%.  Loans were up $27.3 million or 1.5% at March 31, 2011 compared with March 31, 2010.  The growth in securities and loans was partially offset by a decrease in cash and cash equivalents of $51.5 million or 44.2% from March 31, 2010 to March 31, 2011.

Securities

As of March 31, 2011, total securities were $1.1 billion or 34.7% of total assets, compared to $1.1 billion or 34.3% of total assets at year-end 2010, and $1.0 billion or 32.0% at March 31, 2010.  The following table details the composition of securities available-for-sale and securities held-to-maturity.

Available-for-Sale Securities
	March 31, 2011		December 31, 2010
	Amortized Cost1	Fair Value	Amortized Cost1	Fair Value
(in thousands)
U.S. Treasury securities	$2,038	$2,116	$2,043	$2,129
Obligations of U.S. Government sponsored entities	356,835	362,282	402,057	407,440
Obligations of U.S. states and political subdivisions	60,523	62,992	60,707	63,037
Mortgage-backed securities – residential
U.S. Government agencies	136,325	140,099	143,319	146,013
U.S. Government sponsored entities	454,981	467,158	393,331	405,478
Non-U.S. Government agencies or sponsored entities	8,614	8,633	9,636	9,283
U.S. corporate debt securities	5,022	5,199	5,024	5,203
Total debt securities	1,024,338	1,048,479	1,016,117	1,038,583
Equity securities	1,025	1,025	1,025	1,025
Total available-for-sale securities	$1,025,363	$1,049,504	$1,017,142	$1,039,608
1 Net of other-than-temporary impairment losses recognized in earnings

Held-to-Maturity Securities
	March 31, 2011		December 31, 2010
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. states and political subdivisions	$50,108	$51,258	$54,973	$56,064
Total held-to-maturity debt securities	$50,108	$51,258	$54,973	$56,064

The Company has no investments in preferred stock of U.S. government sponsored entities and no investments in pools of Trust Preferred securities.  Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles.

As of March 31, 2011, the Company held five mortgage backed securities, with a fair value of $8.6 million, that were not issued by U.S. Government agencies or U.S. Government sponsored entities.  In 2009, the Company determined that three of these non-U.S. Government mortgage backed securities were other-than-temporarily impaired based on an analysis of the above factors for these three securities.  As a result, the Company recorded other-than-temporary impairment charges of $2.0 million in 2009 on these investments.  The credit loss component of $146,000 was recorded as other-than-temporary impairment losses in the consolidated statement of income, while the remaining non-credit portion of the impairment loss was recognized in other comprehensive income (loss) in the consolidated statements of condition and changes in shareholders’ equity.  In 2010 the Company determined that an additional credit loss component of other-than-temporary charge of $34,000 related to the three non-U.S. Government mortgage backed securities was necessary.  The Company’s review of these securities as of March 31, 2011 concluded that no additional impairment charges were necessary.  As of March 31, 2011, the fair value of these three securities exceeded their carrying value by $9,000.  A continuation or worsening of current economic conditions may result in an additional credit loss component of other-than-temporary impairment losses related to these investments.

The Company maintains a trading portfolio with a fair value of $21.8 million as of March 31, 2011, compared to $22.8 million at December 31, 2010.  The decrease in the trading portfolio reflects maturities or payments during 2011.  For the three months ended March 31, 2011, mark-to-market losses related to the securities trading portfolio were $50,000, compared to net mark-to-market gains of $90,000 for the same period in 2010.

Loans and Leases

Loans and Leases at March 31,2011 and December 31, 2010 were as follows:

(in thousands)	03/31/2011	12/31/2010
Commercial and industrial
Agriculture	$56,411	$65,918
Commercial and industrial other	402,434	409,432
Subtotal commercial and industrial	458,845	475,350
Commercial real estate
Construction	41,503	58,519
Agriculture	49,226	48,485
Commercial real estate other	658,761	619,458
Subtotal commercial real estate	749,490	726,462
Residential real estate
Home equity	160,869	164,765
Mortgages	467,952	462,032
Subtotal residential real estate	628,821	626,797
Consumer and other
Indirect	38,405	41,668
Consumer and other	31,345	31,757
Subtotal consumer and other	69,750	73,425
Leases	9,147	9,949
Total loans and leases	1,916,053	1,911,983
Less: unearned income and deferred costs and fees	(1,709)	(1,625)
Total loans and leases, net of unearned income and deferred costs and fees	$1,914,344	$1,910,358

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures.  Management reviews these policies and procedures on a regular basis.  The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 5 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no significant changes in these policies and guidelines.  As such, these policies are reflective of new originations as well as those balances held at March 31, 2011.  The Company’s Board of Directors approves the lending policies at least annually.  The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines.  Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

Total loans and leases of $1.91 billion, at March 31, 2011, were flat to year-end 2010 balances, with growth in commercial real estate loans mainly offset by lower balances in commercial loans and consumer loans.  Residential loan growth is affected by the Company’s decision to sell certain fixed rate residential loan originations in the secondary market for interest rate risk considerations.  At of March 31, 2011 total loans and leases represented 58.4% of total assets compared to 58.6% of total assets at December 31, 2010.  In general, weak economic conditions continue to soften the demand for some lending products.

Residential real estate loans, including home equity loans, of $628.8 million at March 31, 2011 increased by $2.0 million or 0.32% from $626.8 million at year-end 2010, and comprised 32.8% of total loans and leases at March 31, 2011.

The Company has not originated any hybrid loans, such as payment option ARMs.  The Company underwrites residential real estate loans in accordance with secondary market standards in effect at the time of origination, including loan-to-value (“LTV”) and documentation requirements.  The Company does not underwrite low or reduced documentation loans other than those that meet secondary market standards for low or reduced documentation loans.  In those instances, W-2’s and paystubs are used instead of sending Verification of Employment forms to employers to verify income and bank deposit statements are used instead of Verification of Deposit forms mailed to financial institutions to verify deposit balances.

The Company may sell residential real estate loans in the secondary market based on interest rate considerations. Loans are generally sold to the Federal Home Loan Mortgage Corporation (“FHLMC”) or the State of New York Mortgage Agency (“SONYMA”).  These residential real estate loans are generally sold without recourse in accordance with standard secondary market loan sale agreements.  These residential real estate loan sales are subject to customary representations and warranties made by the Company, including representations and warranties related to gross incompetence and fraud.  The Company has not had to repurchase any loans as a result of these general representations and warranties.  While in the past in rare circumstances the Company agreed to sell residential real estate loans with recourse, the Company has not done so in the past several years and the amount of such loans is insignificant.  The Company has never had to repurchase a loan sold with recourse.

In addition to sales of residential real estate loans, the Company may securitize residential real estate loans with FHLMC and hold the securitized loans as part of the Company’s available-for-sale securities.  The Company has not securitized any residential real estate loans since 2006, when it securitized $32.0 million of residential loans with FHLMC.

During the first three months of 2011 and 2010, the Company sold residential mortgage loans totaling $10.0 million and $11.4 million, respectively, and realized gains on these sales of $164,000 and $192,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreement.  When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income.  Mortgage servicing rights, at amortized basis, totaled $1.5 million at both March 31, 2011 and December 31, 2010.

Commercial real estate loans increased by $23.0 million, or 3.2%, from $726.5 million at year-end 2010, to $749.5 million at March 31, 2011. Commercial real estate loans of $749.5 million represented 39.2% of total loans and leases at March 31, 2011. Commercial and industrial loans totaled $458.8 million at March 31, 2011, which is a 3.5% decrease from commercial loans of $475.4 million at December 31, 2010.  Demand for commercial and commercial real estate loans continues to be soft in 2011, reflecting weak economic conditions.  As of March 31, 2011, agriculturally-related loans totaled $105.6 million or 5.5% of total loans and leases.  Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms.  Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees.  Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

The consumer loan portfolio includes personal installment loans, indirect automobile financing, and overdraft lines of credit. Consumer and other loans were $69.8 million at March 31, 2011, down from $73.4 million at December 31, 2010.  The decrease is mainly in indirect automobile loans and reflects competition as well as softened demand.

The lease portfolio decreased by 8.1% to $9.1 million at March 31, 2011 from $9.9 million at December 31, 2010. The lease portfolio has traditionally consisted of leases on vehicles for consumers and small businesses. More aggressive competition for automobile financing has led to a decline in the consumer lease portfolio over the past several years. Management continues to review leasing opportunities, primarily commercial leasing and municipal leasing. As of March 31, 2011, commercial leases and municipal leases represented 97.8% of total leases, while consumer leases made up the remaining 2.2%. As of December 31, 2010, commercial leases and municipal leases represented 96.8% of total leases, while consumer leases made up the remaining 3.2%.

The Company’s loan and lease customers are located primarily in the New York communities served by its three subsidiary banks.  Although operating in numerous communities in New York State, the Company is still dependent on the general economic conditions of New York.  Other than geographic and general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

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

At least annually, management reviews all commercial and commercial real estate loans exceeding a certain threshold and assigns a risk rating.  The Company uses an internal loan rating system of pass credits, special mention loans, substandard loans, doubtful loans, and loss loans (which are fully charged off). The definitions of “special mention”, “substandard”, “doubtful” and “loss” are consistent with banking regulatory definitions.  Factors considered in assigning loan ratings include:  the customer’s ability to repay based upon the customer’s expected future cash flow, operating results, and financial condition; value of the underlying collateral, if any; and the economic environment and industry in which the customer operates.  Special mention loans have potential weaknesses that if left uncorrected may result in deterioration of the repayment prospects and a downgrade to a more severe risk rating.  A substandard loan credit has a well-defined weakness which makes payment default or principal exposure likely, but not yet certain.  There is a possibility that the Company will sustain some loss if the deficiencies are not corrected.  A doubtful loan has a high possibility of loss, but the extent of the loss is difficult to quantify because of certain important and reasonably specific pending factors.

At least quarterly, management reviews all commercial and commercial real estate loans and leases and agriculturally related loans with an outstanding principal balance of over $500,000 that are internally risk rated as special mention or worse, giving consideration to payment history, debt service payment capacity, collateral support, strength of guarantors, local market trends, industry trends, and other factors relevant to the particular borrowing relationship. Through this process, management identifies impaired loans. For loans and leases considered impaired, estimated exposure amounts are based upon collateral values or present value of expected future cash flows discounted at the original effective rate of each loan.  For commercial loans, commercial mortgage loans, and agricultural loans not specifically reviewed, and for homogenous loan portfolios such as residential mortgage loans and consumer loans, estimated exposure amounts are assigned based upon historical net loss experience and current charge-off trends, past due status, and management’s judgment of the effects of current economic conditions on portfolio performance.

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations.  Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values.  Based on its evaluation of the allowance as of March 31, 2011, management considers the allowance to be appropriate.  Under adversely different conditions or assumptions, the Company would need to increase the allowance.

The table below provides, as of the dates indicated, an allocation of the allowance for probable and inherent loan losses by type.  The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends.  The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

(in thousands)	03/31/2011	12/31/2010	03/31/2010

Commercial and industrial	$8,694	$7,824	$7,200
Commercial real estate	13,891	14,445	12,463
Residential real estate	3,809	3,526	3,373
Consumer and other	1,587	1,976	2,251
Leases	54	61	79
Total	$28,035	$27,832	$25,366

The allowance has increased annually since 2007, reflecting higher allocations driven by deterioration in asset quality metrics, including:  higher levels of net charge-offs, internally-classified commercial and commercial real estate loans, and nonperforming loans and leases; weak economic conditions; soft real estate markets; and growth in the loan portfolio.  The increase in the Company’s net charge-offs during 2010, 2009, and 2008 led to higher historical loss factors in the allowance model.  These historical loss factors were also adjusted upwards to reflect weak and uncertain economic conditions, including pressure on real estate values, and high unemployment. The allocations assigned to the internally-classified loans were also up in 2010, a result of an increase in the volume of loans internally-classified and higher historical loss factors.

As of March 31, 2011, the overall allowance is up slightly over year-end 2010, driven by higher allocations for commercial loans, mainly a result of an increase in the historical loss allocation factor.  The decrease in the allocation for commercial real estate was mainly a result of upgrades of risk ratings for some commercial real estate credits as well as some improvement in economic conditions.  The increase in the allocation for residential loans is mainly due to an increase in the historical loss factor.  The decrease in the allocation for consumer loans is mainly a result of a decrease in the outstanding balance for this portfolio.

Activity in the Company’s allowance for loan and lease losses during the first three months of 2011 and 2010, and for the twelve months ended December 31, 2010 illustrated in the table below.

Analysis of the Allowance for Loan and Lease Losses

(in thousands)	03/31/2011	12/31/2010	03/31/2010
Average loans outstanding during year	$1,906,562	$1,897,983	$1,890,711
Balance of allowance at beginning of year	27,832	24,350	24,350

LOANS CHARGED-OFF:
Commercial and industrial	589	3,265	696
Commercial real estate	311	1,167	205
Residential real estate	1,098	791	266
Consumer and other	166	912	236
Total loans charged-off	$2,164	$6,135	$1,403

RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	327	464	92
Commercial real estate	41	225	50
Residential real estate	1	85	1
Consumer and other	88	336	93
Total loans recovered	$457	$1,110	$236
Net loans charged-off	1,707	5,025	1,167
Additions to allowance charged to operations	1,910	8,507	2,183
Balance of allowance at end of year	$28,035	$27,832	$25,366
Annualized net charge-offs to average total loans and leases	0.36%	0.26%	0.25%

As of March 31, 2011 the allowance was $28.0 million or 1.46% of total loans and leases outstanding, compared with $27.8 million or 1.46% at December 31, 2010 and $25.4 million or 1.34% at March 31, 2010.  In general, the dollar amount of the allowance has increased since 2007, reflective of weaker economic conditions that began in the latter part of 2008. Weaker economic conditions contributed to increases in internally classified assets, nonperforming assets and net charge-offs in 2009 and 2010 and contributed to provisions for loan and lease losses in 2009 and

2010 that were higher than historical levels. Although nonperforming loans and leases and criticized and classified loans continue to be higher than historical levels, the Company has seen some early signs of improving economic conditions within the market areas in which it operates.  The Company has experienced some improvement in its credit quality metrics in recent quarters, including some decreases in the level of internally classified assets and nonperforming assets.  The provision for loan and lease losses was $1.9 million for the three months ended March 31, 2011, compared to $2.2 million for the three months ended March 31, 2010.

Net charge-offs for the three months ended March 31, 2011 were $1.7 million compared to $1.2 million in the comparable year ago period.  Annualized net charge-offs for the first three months of 2010 represent 0.36% of average loans, up from 0.25% for the first three months of 2010, and is favorable to our peer group ratio of 1.45%.

Analysis of Past Due and Nonperforming Loans

(dollar amounts in thousands)	03/31/2011	12/31/2010	03/31/2010
Loans 90 days past due and accruing
Commercial and industrial	$932	$842	$43
Residential real estate	330	368	0
Consumer and other	0	0	8
Leases	4	7	0
Total loans 90 days past due and accruing	1,266	1,217	51
Nonaccrual loans
Commercial and industrial	7,377	7,271	6,695
Commercial real estate	25,894	24,791	16,975
Residential real estate	6,438	9,111	5,594
Consumer and other	176	309	232
Leases	17	19	25
Total nonaccrual loans	39,902	41,501	29,521
Troubled debt restructurings not included above	2,411	2,564	3,703
Total nonperforming loans and leases	43,579	45,282	33,275
Other real estate owned	2,270	1,255	558
Total nonperforming assets	$45,849	$46,537	$33,833
Allowance as a percentage of loans and leases outstanding	1.46%	1.46%	1.34%
Allowance as a percentage of nonperforming loans and leases	64.33%	61.46%	76.23%
Total nonperforming assets as percentage of total assets	1.40%	1.43%	1.06%

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDR”), and foreclosed real estate.  Nonperforming assets represented 1.40% of total assets, compared to 1.43% at December 31, 2010, and 1.06% at March 31, 2010. Although higher than the same period of the prior year, the Company has seen some improvement in this ratio over the most recent two quarters from a high of 1.72% at September 30, 2010. While the overall strength of the economy remains uncertain, there are signs of improvement in national and local economic conditions, which have contributed to some improvements in the financial conditions of several of the Company’s commercial and agricultural customers. The Company’s ratio of nonperforming assets to total assets continues to compare favorably to our peer group’s most recent ratio of 3.38% at December 31, 2010.

Nonperforming loans (loans in nonaccrual status, loans past due 90 days or more and still accruing interest, and loans restructured in a troubled debt restructuring) were $43.6 million at March 31, 2011, down from $45.3 million at December 31, 2010, and up from $33.8 million at March 31, 2010.  Nonperforming loans represented 2.28% of total loans at March 31, 2011, compared to 2.37% of total loans at December 31, 2010, and 1.76% of total loans at March 31, 2010.  A breakdown of nonperforming loans by portfolio segment is shown above.  The decrease in nonperforming loans from year-end 2010 is mainly centered in residential real estate.  Commercial real estate loans represent the largest component of nonperforming loans.  Nonperforming commercial real estate loans include one relationship totaling $12.4 million at March 31, 2011.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider.  When modifications are provided for reasons other than as a result of the financial distress of the borrower, these loans are not classified as TDRs or impaired.  These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories:  “loans 90 days past due and accruing,” “nonaccrual loans,” or “troubled debt restructurings not included above.”  Loans in the latter include loans that meet the definition of a TDR but are performing in accordance with the modified terms.  The TDR amounts of $2.4 million at March 31, 2011, and $2.6 million at December 31, 2010 consists of one commercial relationship where two loans were modified with concessions granted due to the stressed financial condition of the borrower.  The decrease in the balance was due to a principal pay down resulting from the sale of some real estate collateral securing the loans.

In general, the Company places a loan on nonaccrual status if principal or interest payments become 90 days or more past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when required by applicable regulations.  Although in nonaccrual status, the Company may continue to receive payments on these loans.  These payments are generally recorded as a reduction to principal and interest income is recorded only after principal recovery is reasonably assured.  As of March 31, 2011 and December 31, 2010, the Company was regularly receiving payments on approximately 69% and 63% respectively, of the loans categorized as nonaccrual.

The Company’s recorded investment in loans and leases that are considered impaired totaled $35.1 million at March 31, 2011, and $35.2 million at December 31, 2010. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans and loans that are 90 days or more past due and all TDRs. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

The average recorded investment in impaired loans and leases was $36.1 million at March 31, 2011, $36.9 million at December 31, 2010 and $28.8 million at March 31, 2010.  At March 31, 2011, $20.4 million of impaired loans had specific reserve allocations of $3.6 million and $14.8 million had no specific reserve allocation.  At December 31, 2010, $15.4 million of impaired loans had specific reserve allocations of $3.2 million and $19.8 million had no specific reserve allocation.  The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserve because of the amount of collateral support with respect to these loans and previous charge-offs.  Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured.  In these cases, interest is recognized on a cash basis.  Interest income recognized on impaired loans and leases, all collected in cash, and was $10,000 for the three months ended March 31, 2011 and $105,000 for the same period in 2010.

The ratio of the allowance to nonperforming loans (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 0.64 times at March 31, 2011, compared to 0.61 times at December 31, 2010, and 0.76 times at March 31, 2010.  The slight improvement in the ratio compared to year-end 2010 reflects an increase in the balance of the allowance and a decrease in the balance of nonperforming loans.  The Company’s ratio is below our peer group ratio of 0.78 times.  The Company’s nonperforming loans are mostly made up of collateral dependent impaired loans requiring little to no specific allowance due to the level of collateral available with respect to these loans and/or previous charge-offs.

Management reviews the loan portfolio continuously for evidence of potential problem loans and leases.  Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future.  Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its internal loan review function, identified 55 commercial relationships totaling $60.1 million at March 31, 2011, this presents an improvement from the 65 commercial relationships totaling $63.9 million at December 31, 2010, which were classified as Substandard, and continued to accrue interest.  Of the 55 commercial relationships that were Substandard, there are 14 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $50.9 million. Over the past few years, the Company has seen an increase in potential problem loans as weak economic conditions have strained borrowers’ cash flows and collateral values.  The decrease in the dollar volume of potential problem loans since year-end 2010 was mainly due to the upgrade of several large commercial credits to a risk grading better than Substandard.  The Company continues to monitor these relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital

Regulatory capital ratios for the Company and each of its banking subsidiaries remain above well capitalized levels, as defined by regulatory agencies, and showed improving trends during the most recent quarter.

Total equity was $282.2 million at March 31, 2011, an increase of $8.8 million or 3.2% from December 31, 2010, mainly a result of net income of $8.8 million less cash dividends paid of $3.7 million.

Additional paid-in capital increased by $2.3 million, from $198.1 million at December 31, 2010, to $200.4 million at March 31, 2011, reflecting $1.1 million related to shares issued under the Company’s employee stock ownership plan, $521,000 related to shares issued under the Company’s dividend reinvestment plan, $550,000 related to stock option exercises and related tax benefits, $323,000 related to stock-based compensation, and $(114,000) related to deferred directors compensation.  Retained earnings increased by $5.1 million from $76.4 million at December 31, 2010, to $81.5 million at March 31, 2011, reflecting net income of $8.8 million less dividends paid of $3.7 million.  Accumulated other comprehensive gain (loss) changed from a net unrealized loss of $1.3 million at December 31, 2010, to a net unrealized gain of $19,000 at March 31, 2011, reflecting increases in unrealized gains on available-for-sale securities due to lower market rates and amounts recognized in other comprehensive income related to postretirement benefit plans.  Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Cash dividends paid in the three months of 2011 totaled approximately $3.7 million, representing 42.2% of year to date 2011 earnings.  Cash dividends of $0.34 per common share paid in the first three months of 2011 were up from cash dividends per common share of $0.31 per common share paid in the first three months of 2010.  Cash dividends per share in 2010 were retroactively adjusted to reflect a 10% stock dividend paid on February 15, 2010.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies.  The table below reflects the Company’s consolidated capital position at March 31, 2011, compared to the regulatory capital requirements for “well capitalized” institutions.

REGULATORY CAPITAL ANALYSIS
March 31, 2011
	Actual		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$289,062	13.66%	$211,631	10.00%
Tier 1 Capital (to risk weighted assets)	$262,585	12.41%	$126,978	6.00%
Tier 1 Capital (to average assets)	$262,585	8.22%	$159,761	5.00%

As illustrated above, the Company’s capital ratios on March 31, 2011 remain above the minimum requirements for well capitalized institutions.  Total capital as a percent of risk weighted assets increased 24 basis points from 13.42% at December 31, 2010.  Tier 1 capital as a percentage of risk weighted assets increased 24 basis points from 12.17% at the end of 2010.  Tier 1 capital as a percentage of average assets increased 20 basis points from 8.02% at December 31, 2010.  The increase in capital ratios over year-end 2010 reflects earnings growth outpacing asset growth.  The risk-based capital ratios also benefited from asset growth in 2011 being in lower risk-weighted assets, such as Federal funds sold.

In light of the recent economic downturn, bank regulatory agencies have been requiring many banks to maintain higher minimum capital ratios.  This is particularly true in the case of institutions with significant commercial real estate loan portfolios and/or increasing levels of non-performing assets, such as Mahopac National Bank, one of the Company’s three banking subsidiaries (“Mahopac”).  During the first quarter of 2010, Mahopac’s primary regulator, the Office of the Comptroller of the Currency (“OCC”), notified the Company that it was requiring Mahopac to maintain certain minimum capital ratios at levels higher than those otherwise required by applicable regulations.  The OCC is requiring Mahopac to maintain a Tier 1 capital to average assets ratio of 8.0%, a Tier 1 risk-based capital to risk-weighted capital ratio of 10.0% and a Total risk based capital to risk-weighted assets ratio of 12.0%.  Mahopac exceeded these minimum requirements at the time of the notification and continues to maintain ratios above these minimums.  Since Mahopac’s capital ratios were above the minimum requirements at the time of notification, there was not a material impact to Mahopac or the Company.  As of March 31, 2011, Mahopac had a Tier 1 capital to average assets ratio of 8.86%, a Tier 1 risk-based capital to risk-weighted capital ratio of 12.53% and a Total risk-based capital to risk-weighted assets ratio of 13.78%.

As of March 31, 2011, the capital ratios for the Company’s other two subsidiary banks, Tompkins Trust Company and The Bank of Castile, also exceeded the minimum levels required to be considered well capitalized.

Deposits and Other Liabilities

Total deposits of $2.6 billion at March 31, 2011 increased $116.6 million or 4.7% from December 31, 2010, due primarily to a $117.4 million increase in interest checking, savings and money market balances.  Growth in municipal deposits accounted for a majority of the increase in savings and money market balances from year end 2010.  With interest rates on time deposits at historical lows and more in line with money market rates, municipalities are placing tax deposits into interest checking and/or money market accounts.  Municipal deposit balances increase as tax deposits are collected and decrease as these monies are used by the municipality.

Total deposits were up $100.3 million or 4.0% over March 31, 2010.  The increase was due to $91.2 million of growth in interest checking, savings and money market balances attributed mainly to a $77.2 million increase in business and personal accounts.  Additionally, noninterest bearing deposits increased $81.4 million over the same time period due to growth of $50.3 million and $15.6 million in business and personal accounts, respectively.  Offsetting these increases was a $72.4 million decline in time deposits, driven primarily by declines of $60.9 million in non-municipal time deposits less than $100,000 as $34.9 million of brokered deposits were not renewed upon maturity due to growth in less expensive deposit products.

Core deposits, defined as total deposits less time deposits of $100,000 or more, brokered time deposits, and municipal money market deposits increased $7.2 million or 0.4% over December 31, 2010 to $1.9 billion, and represented 73.7% of total deposits at March 31, 2011 compared to 76.8% of total deposits at December 31, 2010.  Core deposits at March 31, 2011 were up $143.1 million or 8.0% over March 31, 2010, with growth mainly in money market deposits, interest checking deposits and noninterest bearing deposits.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $42.0 million at March 31, 2011, and $43.6 million at December 31, 2010. Management generally views local repurchase agreements as an alternative to large time deposits. The Company’s wholesale repurchase agreements are primarily with the FHLBNY and amounted to $140.0 million at March 31, 2011, comparable to December 31, 2010.

The Company’s other borrowings totaled $140.4 million at March 31, 2011, down $103.8 million or 42.5% from $244.2 million at December 31, 2010. Borrowings at March 31, 2011 included $125.0 million in FHLBNY term advances compared to $144.0 million in FHLBNY term advances and $79.0 million of FHLBNY overnight advances at year-end 2010.  The decrease in borrowings reflects the maturity of $19.0 million in FHLBNY term borrowings and the pay down of the $79.0 million of overnight advances as a result of deposit growth and soft loan demand.  Of the $125.0 million in FHLBNY term advances at March 31, 2011, $120.0 million are due over one year.  Included in the $125.0 million of term advances is a $10.0 million advance where the Company elected to apply the fair value option under FASB ASC Topic 825.  The fair value of this advance decreased by $174,000 (net mark-to-market gain of $174,000) over the three months ended March 31, 2011.

As of March 31, 2011, other borrowings also included a $13.8 million advance from another financial institution, and a $100,000 Treasury Tax and Loan Note with the Federal Reserve of New York.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network.  In addition to core deposits, the Company uses non-core funding sources to support asset growth.  These non-core funding sources include time deposits of $100,000 or more, brokered time deposits, municipal money market deposits, securities sold under agreements to repurchase and term advances from the FHLB.  Rates and terms are the primary determinants of the mix of these funding sources.  Non-core funding sources increased by $4.0 million or 0.4% from December 31, 2010, to $1.0 billion at March 31, 2011.  Non-core funding sources, as a percentage of total liabilities, were 33.7% at both March 31, 2011 and December 31, 2010.  The Company has been replacing its non-core funding sources with lower cost core deposit products as soft loan demand over the past several quarters has provided the opportunity to reduce these generally higher cost funding sources.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $841.8 million and $682.2 million at March 31, 2011 and December 31, 2010, respectively, were either pledged or sold under agreements to repurchase. Pledged securities represented 85.2% of total securities at March 31, 2011, compared to 67.6% of total securities at December 31, 2010.

Cash and cash equivalents totaled $65.1 million as of March 31, 2011, up from $49.7 million at December 31, 2010.  Short-term investments, consisting of Federal funds sold, interest-bearing deposit balances and money market funds of $25.1 million increased by $22.8 million above December 31, 2010 levels.  The Company also has $21.8 million of securities designated as trading securities.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $615.9 million at March 31, 2011 compared with $560.8 million at December 31, 2010. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $707.1 million at March 31, 2011 as compared to $710.2 million at December 31, 2010. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At March 31, 2011, the unused borrowing capacity on established lines with the FHLB was $982.8 million. As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At March 31, 2011, total unencumbered residential mortgage loans of the Company were $190.5 million.  Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates.  Based upon the simulation analysis performed as of February 28, 2011 a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decline in net interest income from the base case of approximately 1.7%, while a 100 basis point parallel decline in interest rates over a one-year period would result in a marginal decrease in one-year net interest income from the base case of 1.2%.  The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

Although the simulation model is useful in identifying potential exposure to interest rate movements, actual results may differ from those modeled as the repricing, maturity, and prepayment characteristics of financial instruments may change to a different degree than modeled.  In addition, the model does not reflect actions that management may employ to manage interest rate risk exposure.  The Company’s current liquidity profile, capital position, and growth prospects, offer a level of flexibility for management to take actions that could offset some of the negative effects of unfavorable movements in interest rates.  Management believes the current exposure to changes in interest rates is not significant in relation to the earnings and capital strength of the Company.

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of March 31, 2011.  The Company’s one-year net interest rate gap was a negative $103.0 million or 3.14% of total assets at March 31, 2011, compared with a negative $152.8 million or 4.69% of total assets at December 31, 2010. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period.  This analysis suggests that the Company’s net interest income is slightly more vulnerable to a prolonged increasing interest rate environment than a declining rate environment.  An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap – September 30, 2010			Repricing Interval
(in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months
Interest-earning assets1	$3,036,825	$723,003	$181,062	$295,295	$1,199,360
Interest-bearing liabilities	2,414,263	921,569	165,892	214,939	1,302,400
Net gap position		(198,566)	15,170	80,356	(103,040)
Net gap position as a percentage of total assets		(6.06%)	0.46%	2.45%	(3.14%)

1 Balances of available securities are shown at amortized cost

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2011.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report on Form 10-Q the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details repurchases by the Company and purchases by affiliated purchasers as defined in rule 10b-18(a)(3) of the Securities Exchange Act, as amended, of the Company’s stock during the first three months of 2011.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

January 1, 2011 through January 31, 2011	0	$0	0	0
February 1, 2011 through February 28, 2011	2,184	40.45	0	0
March 1, 2011 through March 31, 2011	0	0	0	0

Total	2,184	$40.45	0	0

The shares included in the table above consist of 2,184 shares purchased in the open market during the first quarter of 2011, at an average cost of $40.45, by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, for delivery as part of the director deferred compensation under that plan.

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

Date:   May 9, 2011

TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine
Stephen S. Romaine
President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Pages

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	51

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	52

32.1	Certification of Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350.	53

32.2	Certification of Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350.	54