Form 10-Q
period 2011-06-30
TOMPKINS FINANCIAL CORP
filed 2011-08-09
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐.  *The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒.
Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date:

Class	Outstanding as of July 28, 2011
Common Stock, $0.10 par value	10,831,415 shares

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data) (Unaudited)	As of	As of
ASSETS	06/30/2011	12/31/2010

Cash and noninterest bearing balances due from banks	$49,576	$47,339
Interest bearing balances due from banks	1,803	2,226
Money market funds	100	100
Cash and Cash Equivalents	51,479	49,665

Trading securities, at fair value	21,102	22,837
Available-for-sale securities, at fair value	1,087,700	1,039,608
Held-to-maturity securities, fair value of $30,439 at June 30, 2011, and $56,064
at December 31, 2010	29,761	54,973
Loans and leases, net of unearned income and deferred costs and fees	1,920,716	1,910,358
Less: Allowance for loan and lease losses	28,361	27,832
Net Loans and Leases	1,892,355	1,882,526

Federal Home Loan Bank stock and Federal Reserve Bank stock	18,800	21,985
Bank premises and equipment, net	44,749	46,103
Corporate owned life insurance	42,299	40,024
Goodwill	44,032	41,649
Other intangible assets, net	4,470	4,207
Accrued interest and other assets	50,851	56,766
Total Assets	$3,287,598	$3,260,343

LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	1,320,669	1,230,815
Time	715,062	741,829
Noninterest bearing	536,277	523,229
Total Deposits	2,572,008	2,495,873

Federal funds purchased and securities sold under agreements to repurchase	178,545	183,609
Other borrowings, including certain amounts at fair value of $11,656 at June 30, 2011
and $11,629 at December 31, 2010	172,643	244,193
Trust preferred debentures	25,062	25,060
Other liabilities	39,280	38,200
Total Liabilities	$2,987,538	$2,986,935

EQUITY
Tompkins Financial Corporation shareholders' equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued:
11,087,804 at June 30, 2011; and 10,934,385 at December 31, 2010	1,109	1,093
Additional paid-in capital	204,284	198,114
Retained earnings	87,188	76,446
Accumulated other comprehensive income (loss)	8,375	(1,260)
Treasury stock, at cost – 90,588 shares at June 30, 2011, and 92,025 shares
at December 31, 2010	(2,413)	(2,437)

Total Tompkins Financial Corporation Shareholders’ Equity	298,543	271,956
Noncontrolling interests	1,517	1,452
Total Equity	$300,060	$273,408
Total Liabilities and Equity	$3,287,598	$3,260,343

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
(In thousands, except per share data) (Unaudited)	06/30/2011	06/30/2010	06/30/2011	06/30/2010
INTEREST AND DIVIDEND INCOME
Loans	$25,883	$26,750	$51,584	$53,369
Due from banks	4	10	9	22
Federal funds sold	1	6	5	9
Trading securities	220	278	455	588
Available-for-sale securities	7,896	8,794	15,583	17,793
Held-to-maturity securities	331	394	696	802
Federal Home Loan Bank stock and Federal Reserve Bank stock	219	218	509	501
Total Interest and Dividend Income	34,554	36,450	68,841	73,084
INTEREST EXPENSE
Time certificates of deposits of $100,000 or more	868	1,146	1,717	2,324
Other deposits	2,565	3,502	5,190	7,329
Federal funds purchased and securities sold under agreements to repurchase	1,248	1,308	2,540	2,733
Trust preferred debentures	388	436	792	803
Other borrowings	1,533	1,952	3,108	3,845
Total Interest Expense	6,602	8,344	13,347	17,034
Net Interest Income	27,952	28,106	55,494	56,050
Less: Provision for loan and lease losses	1,005	1,408	2,915	3,591
Net Interest Income After Provision for Loan and Lease Losses	26,947	26,698	52,579	52,459
NONINTEREST INCOME
Investment services income	3,825	3,604	7,665	7,341
Insurance commissions and fees	3,459	3,191	6,833	6,357
Service charges on deposit accounts	2,107	2,430	4,091	4,487
Card services income	1,269	1,067	2,514	2,041
Mark-to-market gain on trading securities	165	291	115	381
Mark-to-market loss on liabilities held at fair value	(202)	(490)	(27)	(618)
Other income	1,390	1,180	3,219	2,486
Net gain on securities transactions	0	58	95	176
Total Noninterest Income	12,013	11,331	24,505	22,651
NONINTEREST EXPENSES
Salaries and wages	11,211	10,669	22,036	21,008
Pension and other employee benefits	3,657	3,442	7,688	7,354
Net occupancy expense of premises	1,706	1,725	3,601	3,606
Furniture and fixture expense	1,199	1,143	2,237	2,326
FDIC insurance	531	857	1,582	1,769
Amortization of intangible assets	146	199	316	401
Other operating expense	6,713	6,481	12,920	12,547
Total Noninterest Expenses	25,163	24,516	50,380	49,011
Income Before Income Tax Expense	13,797	13,513	26,704	26,099
Income Tax Expense	4,364	4,447	8,466	8,585
Net Income attributable to Noncontrolling Interests and Tompkins Financial Corporation	9,433	9,066	18,238	17,514
Less: Net income attributable to noncontrolling interests	33	33	65	65
Net Income Attributable to Tompkins Financial Corporation	$9,400	$9,033	$18,173	$17,449
Basic Earnings Per Share	$0.86	$0.84	$1.66	$1.62
Diluted Earnings Per Share	$0.85	$0.83	$1.65	$1.61

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	06/30/2011	06/30/2010
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$18,173	$17,449
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,915	3,591
Depreciation and amortization of premises, equipment, and software	2,375	2,353
Amortization of intangible assets	316	401
Earnings from corporate owned life insurance	(761)	(711)
Net amortization on securities	4,045	1,669
Mark-to-market gain on trading securities	(115)	(381)
Mark-to-market loss on liabilities held at fair value	27	618
Net gain on available-for-sale securities	(95)	(176)
Net gain on sale of loans	(300)	(339)
Proceeds from sale of loans	15,932	18,598
Loans originated for sale	(14,396)	(17,859)
Net gain on sale of bank premises and equipment	(6)	(37)
Stock-based compensation expense	631	569
(Increase) decrease in accrued interest receivable	(605)	1,084
Decrease in accrued interest payable	(367)	(440)
Proceeds from maturities and payments of trading securities	1,818	5,097
Contribution to pension plan	(2,750)	0
Other, net	4,623	8,741
Net Cash Provided by Operating Activities	31,460	40,227
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	189,113	192,315
Proceeds from sales of available-for-sale securities	34,019	13,755
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	28,668	13,608
Purchases of available-for-sale securities	(260,039)	(219,690)
Purchases of held-to-maturity securities	(3,445)	(10,037)
Net (increase) decrease in loans	(13,980)	12,703
Net decrease in Federal Home Loan Bank stock and Federal Reserve Bank stock	3,185	711
Proceeds from sale of bank premises and equipment	46	43
Purchases of bank premises and equipment	(1,405)	(2,233)
Net cash used in acquisitions	(243)	0
Other, net	(672)	(1,739)
Net Cash Used in Investing Activities	(24,753)	(564)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	102,902	27,174
Net decrease in time deposits	(26,767)	(6,815)
Net decrease in Federal funds purchases and securities sold under agreements to repurchase	(5,064)	(17,576)
Increase in other borrowings	45,880	0
Repayment of other borrowings	(117,457)	(19,894)
Cash dividends	(7,431)	(6,989)
Cash paid in lieu of fractional shares - 10% stock dividend	0	(7)
Shares issued for dividend reinvestment plan	1,258	1,294
Shares issued for employee stock ownership plan	1,053	1,278
Net proceeds from exercise of stock options	740	853
Tax benefit from stock option exercises	(7)	111
Net Cash Provided by Financing Activities	(4,893)	(20,571)
Net Increase in Cash and Cash Equivalents	1,814	19,092
Cash and cash equivalents at beginning of period	49,665	45,462
Total Cash & Cash Equivalents at End of Period	51,479	64,554
Supplemental Information:
Cash paid during the year for - Interest	$13,714	$17,474
Cash paid during the year for - Taxes	3,744	8,405
Transfer of loans to other real estate owned	0	1,639
Non-cash investing and financing activities:
Fair value of non-cash assets other than goodwill acquired in purchase acquisitions	64	0
Fair value of liabilities assumed in purchase acquisition	31	0
Goodwill related to acquisition	2,382	0
Fair value of shares issued for acquisition	2,535	0
See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-controlling Interests	Total
Balances at January 1, 2010	$978	$155,589	$92,402	$(3,087)	$(2,326)	$1,452	$245,008
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			17,449			65	17,514
Other comprehensive income				9,052			9,052
Total Comprehensive Income							26,566
Cash dividends ($0.65 per share)			(6,989)				(6,989)
Exercise of stock options and related tax benefit (34,733 shares, net)	5	959					964
Effect of 10% stock dividend (988,664 shares)1	98	35,301	(35,399)				0
Cash paid in lieu of fractional shares			(7)				(7)
Stock-based compensation expense		569					569
Shares issued for dividend reinvestment plan (31,027 shares)	3	1,291					1,294
Shares issued for employee stock ownership plan (34,436 shares)	3	1,275					1,278
Directors deferred compensation plan ((823) shares)		41			(41)		0
Forfeiture of restricted shares ((330) shares)
Balances at June 30, 2010	$1,087	$195,025	$67,456	$5,965	$(2,367)	$1,517	$268,683

Balances at January 1, 2011	$1,093	$198,114	$76,446	$(1,260)	$(2,437)	$1,452	$273,408
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			18,173			65	18,238
Other comprehensive income				9,635			9,635
Total Comprehensive Income							27,873
Cash dividends ($0.68 per share)			(7,431)				(7,431)
Exercise of stock options and related tax benefit (22,459 shares, net)	2	731					733
Stock-based compensation expense		631					631
Shares issued for dividend reinvestment plan (31,293 shares)	3	1,255					1,258
Shares issued for employee stock ownership plan (25,139 shares)	3	1,050					1,053
Directors deferred compensation plan ((1,437) shares)		(24)			24		0
Stock issued for purchase acquisition (75,188 shares)	8	2,527					2,535
Forfeiture of restricted shares ((660) shares)
Balances at June 30, 2011	$1,109	$204,284	$87,188	$8,375	$(2,413)	$1,517	$300,060
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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2011.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no significant changes to the Company’s accounting policies from those presented in the 2010 Annual Report on Form 10-K.  Refer to Note 3- “Accounting Standards Updates” of this Report for a discussion of recently issued accounting guidelines.

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

3. Accounting Standards Updates

ASU No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for the Company’s financial statements beginning on January 1, 2011, and are disclosed in Note 5 “Loans and Leases”.

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

ASU No. 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 will be effective for the Company on January 1, 2012 and is not expected to have a significant impact on the Company’s financial statements.

ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

 4.  Securities

 Available-for-Sale Securities
 The following table summarizes available-for-sale securities held by the Company at June 30, 2011:
	Available-for-Sale Securities
June 30, 2011	Amortized Cost1	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
U.S. Treasury securities	$2,032	$74	$0	$2,106
Obligations of U.S. Government sponsored entities	351,158	11,454	41	362,571
Obligations of U.S. states and political subdivisions	53,874	2,379	0	56,253
Mortgage-backed securities – residential, issued by
U.S. Government agencies	137,705	5,651	0	143,356
U.S. Government sponsored entities	491,433	18,315	0	509,748
Non-U.S. Government agencies or sponsored entities	7,873	8	451	7,430
U.S. corporate debt securities	5,021	193	0	5,214
Total debt securities	1,049,096	38,074	492	1,086,678
Equity securities	1,022	0	0	1,022
Total available-for-sale securities	$1,050,118	$38,074	$492	$1,087,700
1 Net of other-than-temporary impairment losses recognized in earnings.

 The following table summarizes available-for-sale securities held by the Company at December 31, 2010:
	Available-for-Sale Securities
December 31, 2010	Amortized Cost1	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
U.S. Treasury securities	$2,043	$86	$0	$2,129
Obligations of U.S. Government sponsored entities	402,057	7,372	1,989	407,440
Obligations of U.S. states and political subdivisions	60,707	2,339	9	63,037
Mortgage-backed securities – residential, issued by
U.S. Government agencies	143,319	3,233	539	146,013
U.S. Government sponsored entities	393,331	13,568	1,421	405,478
Non-U.S. Government agencies or sponsored entities	9,636	3	356	9,283
U.S. corporate debt securities	5,024	179	0	5,203
Total debt securities	1,016,117	26,780	4,314	1,038,583
Equity securities	1,025	0	0	1,025
Total available-for-sale securities	$1,017,142	$26,780	$4,314	$1,039,608
1 Net of other-than-temporary impairment losses recognized in earnings.

Held-to-Maturity Securities
The following table summarizes held-to-maturity securities held by the Company at June 30, 2011:

June 30, 2011	Held-to-Maturity Securities
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. states and political subdivisions	$29,761	$678	$0	$30,439
Total held-to-maturity debt securities	$29,761	$678	$0	$30,439

The following table summarizes held-to-maturity securities held by the Company at December 31, 2010:

December 31, 2010	Held-to-Maturity Securities
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. states and political subdivisions	$54,973	$1,155	$64	$56,064
Total held-to-maturity debt securities	$54,973	$1,155	$64	$56,064

Realized gains on available-for-sale securities were $0 and $209,000 in the second quarter and six months ending June 30, 2011, respectively, and $58,000 and $176,000 in the same periods of 2010; realized losses on available-for-sale securities were $0 and $114,000 in the second quarter and six months ending June 30, 2011, respectively, and $0 in the same time periods of  2010.

The following table summarizes available-for-sale securities that had unrealized losses at June 30, 2011:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$16,299	$41	$0	$0	$16,299	$41

Mortgage-backed securities – residential, issued by
Non-U.S. Government agencies or sponsored entities	2,291	195	4,486	256	6,777	451
Total available-for-sale securities	$18,590	$236	$4,486	$256	$23,076	$492

As of June 30, 2011, there were no held-to-maturity securities with unrealized losses.

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2010:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. Government sponsored entities	$93,167	$1,989	$0	$0	$93,167	$1,989
Obligations of U.S. states and political subdivisions	1,771	9	0	0	1,771	9

Mortgage-backed securities – residential, issued by
U.S. Government agencies	44,288	539	0	0	44,288	539
U.S. Government sponsored entities	119,102	1,421	0	0	119,102	1,421
Non-U.S. Government agencies or sponsored entities	0	0	8,343	356	8,343	356
Total available-for-sale securities	$258,328	$3,958	$8,343	$356	$266,671	$4,314

The following table summarizes held-to-maturity securities that had unrealized losses at December 31, 2010:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Obligations of U.S. states and political subdivisons	$14,947	$63	$14	$1	$14,961	$64

Total held-to-maturity securities	$14,947	$63	$14	$1	$14,961	$64

The gross unrealized losses reported for mortgage-backed securities-residential relate to investment securities issued by U.S. government sponsored entities such as Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, and U.S. government agencies such as Government National Mortgage Association, and non U.S. Government agencies or sponsored entities.  Total gross unrealized losses were primarily attributable to changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

The Company does not intend to sell the securities that are in an unrealized loss position and it is not more-likely-than not that the Company will be required to sell these available for sale investment securities, before recovery of their amortized cost basis, which may be at maturity.  Accordingly, as of June 30, 2011, and December 31, 2010, management believes the unrealized losses detailed in the tables above are not other-than-temporary.

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

As of June 30, 2011, the Company held five mortgage backed securities, with a fair value of $7.4 million, that were not issued by U.S. Government agencies or U.S. Government sponsored entities.  In  2009, the Company determined that three of these non-U.S. Government mortgage backed securities were other-than-temporarily impaired based on an analysis of the above factors for these three securities.  As a result, the Company recorded other-than-temporary impairment charges of $2.0 million in 2009 on these investments.  The credit loss component of $146,000 was recorded as other-than-temporary impairment losses in the consolidated statement of income, while the remaining non-credit portion of the impairment loss was recognized in other comprehensive income in the consolidated statements of condition and changes in shareholders’ equity.  In 2010 the Company recorded an additional credit loss component of other-than-temporary charge of $34,000.  The Company’s review of these securities as of June 30, 2011 determined that no additional impairment charges were necessary.  As of June 30, 2011, the carrying value of these securities exceeded their fair value by $443,000.  A continuation or worsening of current economic conditions may result in additional credit loss component of other-than-temporary impairment losses related to these investments.

The following table summarizes the roll-forward of credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment is recognized in other comprehensive income:

	Three Months Ended
(in thousands)	06/30/2011	06/30/2010
Credit losses at beginning of the period	$180	$146
Credit losses related to securities for which an other-than-temporary impairment was not previously recognized	0	0
Ending balance of credit losses on debt securities held for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$180	$146

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed securities are shown separately since they are not due at a single maturity date.

June 30, 2011
(in thousands)	Amortized Cost1	Fair Value
Available-for-sale securities:
Due in one year or less	$7,729	$7,841
Due after one year through five years	274,247	283,797
Due after five years through ten years	120,948	125,100
Due after ten years	9,160	9,406
Total	412,084	426,144
Mortgage-backed securities	637,011	660,534
Total available-for-sale debt securities	$1,049,095	$1,086,678
1 Net of other-than-temporary impairment losses recognized in earnings.

December 31, 2010
(in thousands)	Amortized Cost1	Fair Value
Available-for-sale securities:
Due in one year or less	$7,770	$7,867
Due after one year through five years	309,193	312,952
Due after five years through ten years	143,682	147,546
Due after ten years	9,186	9,444
Total	469,831	477,809
Mortgage-backed securities	546,286	560,774
Total available-for-sale debt securities	$1,016,117	$1,038,583
1 Net of other-than-temporary impairment losses recognized in earnings.

June 30, 2011
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$13,592	$13,650
Due after one year through five years	11,507	11,989
Due after five years through ten years	3,630	3,768
Due after ten years	1,032	1,032
Total held-to-maturity debt securities	$29,761	$30,439

December 31, 2010
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$34,645	$34,692
Due after one year through five years	15,378	16,157
Due after five years through ten years	3,765	4,024
Due after ten years	1,185	1,191
Total held-to-maturity debt securities	$54,973	$56,064

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock and non-marketable Federal Reserve Bank (“FRB”) stock, both of which are required to be held for regulatory purposes and for borrowing availability.  The required investment in FHLBNY stock is tied to the Company’s borrowing levels with the FHLBNY.  Holdings of FHBLNY stock and FRB stock totaled $16.7 million and $2.1 million at June 30, 2011, respectively, and $19.9 million and $2.1 million at December 31, 2010, respectively.  The FHLBNY continues to pay dividends and repurchase its stock.  As such, the Company has not recognized any impairment on its holdings of FHLBNY stock.

Trading Securities
The following summarizes trading securities, at estimated fair value, as of:

(in thousands)	06/30/2011	12/31/2010

Obligations of U.S. Government sponsored entities	$12,967	$13,139
Mortgage-backed securities – residential, issued by U.S. Government sponsored entities	8,135	9,698
Total	$21,102	$22,837

The net gain on trading account securities, which reflects mark-to-market adjustments, totaled $165,000 and $115,000 for the three and six months ended June 30, 2011, respectively, and $291,000 and $381,000 for the three and six months ended June 30, 2010, respectively.

5.  Loans and Leases
Loans and Leases at June 30, 2011, and  December 31, 2010 were as follows:

(in thousands)	06/30/2011	12/31/2010
Commercial and industrial
Agriculture	$54,700	$65,918
Commercial and industrial other	393,669	409,432
Subtotal commercial and industrial	448,369	475,350
Commercial real estate
Construction	45,617	58,519
Agriculture	49,159	48,485
Commercial real estate other	666,523	619,458
Subtotal commercial real estate	761,299	726,462
Residential real estate
Home equity	160,437	164,765
Mortgages	476,747	462,032
Subtotal residential real estate	637,184	626,797
Consumer and other
Indirect	36,334	41,668
Consumer and other	31,375	31,757
Subtotal consumer and other	67,709	73,425
Leases	7,850	9,949
Total loans and leases	1,922,411	1,911,983
Less: unearned income and deferred costs and fees	(1,695)	(1,625)
Total loans and leases, net of unearned income and deferred costs and fees	$1,920,716	$1,910,358

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures.  Management reviews these policies and procedures on a regular basis.  The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 5 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no significant changes in these policies and guidelines.  As such, these policies are reflective of new originations as well as those balances held at June 30, 2011.  The Company’s Board of Directors approves the lending policies at least annually.  The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines.  Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

An age analysis of past due loans, segregated by class of loans, as of June 30, 2011 is provided below.
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing	Nonaccrual
Commercial and industrial
Agriculture	$67	$0	$54,633	$54,700	$0	$154
Commercial and industrial other	498	1,492	391,679	393,669	785	5,229
Subtotal commercial and industrial	565	1,492	446,312	448,369	785	5,383
Commercial real estate
Construction	18	12,827	32,772	45,617	0	12,983
Agriculture	220	207	48,732	49,159	207	26
Commercial real estate other	2,958	5,633	657,932	666,523	0	14,532
Subtotal commercial real estate	3,196	18,667	739,436	761,299	207	27,541
Residential real estate
Home equity	285	575	159,577	160,437	380	580
Mortgages	2,762	5,490	468,495	476,747	1,140	4,738
Subtotal residential real estate	3,047	6,065	628,072	637,184	1,520	5,318
Consumer and other
Indirect	896	187	35,251	36,334	0	202
Consumer and other	0		31,375	31,375	0	0
Subtotal consumer and other	896	187	66,626	67,709	0	202
Leases	16	0	7,834	7,850	0	13
Total loans and leases	7,720	26,411	1,888,280	1,922,411	2,512	38,457
Less: unearned income and deferred costs and fees	0	0	0	(1,695)	0	0
Total loans and leases, net of unearned income and deferred costs and fees	$7,720	$26,411	$1,888,280	$1,920,716	$2,512	$38,457

An age analysis of past due loans, segregated by class of loans, as of December 31, 2010 is provided below.
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing	Nonaccrual
Commercial and industrial
Agriculture	50	118	65,750	65,918	0	165
Commercial and industrial other	3,131	1,443	404,858	409,432	842	7,106
Subtotal commercial and industrial	3,181	1,561	470,608	475,350	842	7,271
Commercial real estate
Construction	8	176	58,335	58,519	0	13,003
Agriculture	189	0	48,296	48,485	0	0
Commercial real estate other	1,943	4,094	613,421	619,458	0	11,788
Subtotal commercial real estate	2,140	4,270	720,052	726,462	0	24,791
Residential real estate
Home equity	262	1,434	163,069	164,765	368	1,429
Mortgages	4,709	6,257	451,066	462,032	0	7,682
Subtotal residential real estate	4,971	7,691	614,135	626,797	368	9,111
Consumer and other
Indirect	926	311	40,431	41,668	7	309
Consumer and other	0	0	31,757	31,757	0	0
Subtotal consumer and other	926	311	72,188	73,425	7	309
Leases	0	0	9,949	9,949	0	19
Total loans and leases	11,218	13,833	1,886,932	1,911,983	1,217	41,501
Less: unearned income and deferred costs and fees	0	0	0	(1,625)	0	0
Total loans and leases, net of unearned income and deferred costs and fees	$11,218	$13,833	$1,886,932	$1,910,358	$1,217	$41,501

The principal balances of nonperforming loans and leases, including impaired loans and leases are detailed in the table below.

(in thousands)	06/30/2011	12/31/2010
Loans 90 days past due and accruing	$2,512	$1,217
Nonaccrual loans	38,457	41,501
Troubled debt restructurings not included above	0	2,564
Nonperforming loans and leases	$40,969	$45,282

6. Allowance for Loan and Lease Losses

The following tables detail activity in the allowance for possible loan  and lease losses by portfolio segment for the three and six months ended June 30, 2011 and 2010.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended June 30, 2011
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:

Beginning balance	$8,694	$13,891	$3,809	$1,587	$54	$28,035

Charge-offs	(668)	(58)	(97)	(102)	0	(925)
Recoveries	66	64	31	85	0	246
Provision	(252)	547	682	35	(7)	1,005
Ending Balance	$7,840	$14,444	$4,425	$1,605	$47	$28,361

Three months ended June 30, 2010
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:

Beginning balance	$7,200	$12,463	$3,373	$2,251	$79	$25,366

Charge-offs	(293)	(117)	(96)	(298)	0	(804)
Recoveries	285	149	32	94	0	560
Provision	85	964	198	168	(7)	1,408
Ending Balance	$7,277	$13,459	$3,507	$2,215	$72	$26,530

Six months ended June 30, 2011
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:

Beginning balance	$7,824	$14,445	$3,526	$1,976	$61	$27,832

Charge-offs	(1,257)	(369)	(1,195)	(268)	0	(3,089)
Recoveries	393	105	32	173	0	703
Provision	880	263	2,062	(276)	(14)	2,915
Ending Balance	$7,840	$14,444	$4,425	$1,605	$47	$28,361

Six months ended June 30, 2010
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:

Beginning balance	$7,304	$11,119	$3,616	$2,230	$81	$24,350

Charge-offs	(989)	(322)	(362)	(534)	0	(2,207)
Recoveries	377	199	33	187	0	796
Provision	585	2,463	220	332	(9)	3,591
Ending Balance	$7,277	$13,459	$3,507	$2,215	$72	$26,530

At June 30, 2011 and December 31, 2010, the allocation of the allowance for loan and lease losses summarized on the basis of the Company's impairment methodology was as follows:
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

June 30, 2011
Individually evaluated for impairment	$95	$2,475	$0	$0	$0	$2,570
Collectively evaluated for impairment	7,745	11,969	4,425	1,605	47	25,791
Ending balance	$7,840	$14,444	$4,425	$1,605	$47	$28,361

December 31, 2010
Individually evaluated for impairment	$682	$2,554	$0	$0	$0	$3,236
Collectively evaluated for impairment	7,142	11,891	3,526	1,976	61	24,596
Ending balance	$7,824	$14,445	$3,526	$1,976	$61	$27,832

The recorded investment in loans and leases summarized on the basis of the Company's impairment methodology as of June 30, 2011 and December 31, 2010 was as follows:
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

June 30, 2011
Individually evaluated for impairment	$5,120	$26,099	$0	$0	$0	$31,219
Collectively evaluated for impairment	443,249	735,200	637,184	67,709	7,850	1,891,192
Total	$448,369	$761,299	$637,184	$67,709	$7,850	$1,922,411

December 31, 2010
Individually evaluated for impairment	$5,617	$29,622	$0	$0	$0	$35,239
Collectively evaluated for impairment	469,733	696,840	626,797	73,425	9,949	1,876,744
Total	$475,350	$726,462	$626,797	$73,425	$9,949	$1,911,983

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations.  Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values.  While management’s evaluation of the allowance as of June 30, 2011, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase the allowance.

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

Impaired loans are set forth in the tables below as of June 30, 2011 and December 31, 2010.

June 30, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment		Interest Income Recognized
				Quarter to date	Year to date	Quarter to date	Year to date
With no related allowance

Commercial and industrial
Commercial and industrial other	2,353	2,874	0	2,710	2,768	0	0
Commercial real estate
Commercial real estate other	9,230	9,559	0	10,469	10,977	0	10
Subtotal	$11,583	$12,433	$0	$13,179	13,745	$0	10

With related allowance

Commercial and industrial
Commercial and industrial other	976	2,074	95	2,001	2,367	0	0
Commercial real estate
Construction	13,193	13,226	1,927	13,010	13,113	0	0
Commercial real estate other	5,467	4,091	548	4,992	4,052	0	0
Subtotal	$19,636	$19,391	$2,570	$20,003	19,532	$0	0
Total	$31,219	$31,824	$2,570	$33,182	33,277	$0	10

December 31, 2010
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance

Commercial and industrial
Agriculture	$724	$724	$0
Commercial and industrial other	3,393	4,336	0
Commercial real estate
Commercial real estate other	15,675	15,831	0
Subtotal	$19,792	$20,891	$0

With related allowance

Commercial and industrial
Commercial and industrial other	1,500	1,500	682
Commercial real estate
Construction	12,816	13,400	1,927
Commercial real estate other	1,131	1,303	627
Subtotal	$15,447	$16,203	$3,236
Total	$35,239	$37,094	$3,236

The average recorded investment in impaired loans and leases for the three and six months ended June 30, 2010 was $30.0 and $30.6 million respectively, and interest income recognized on these impaired loans and leases, all collected in cash, was $42,000 and $147,000 for the same period.

The following tables present credit quality indicators (internal risk grade) by class of commercial and industrial loans and commercial real estate loans as of June 30, 2011 and December 31, 2010.

June 30, 2011
	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total

(in thousands)
Internal risk grade:
Pass	$347,334	$44,970	$594,697	$38,893	$20,851	$1,046,745
Special Mention	17,344	6,813	35,931	8,550	11,832	80,470
Substandard	28,991	2,917	35,372	1,716	11,007	80,003
Doubtful	0	0	523	0	1,927	2,450
Total	$393,669	$54,700	$666,523	$49,159	$45,617	$1,209,668

December 31, 2010
	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total

(in thousands)
Internal risk grade:
Pass	$355,153	$53,302	$537,195	$37,894	$45,703	$1,029,247
Special Mention	28,478	3,570	43,138	5,734	0	80,920
Substandard	25,801	9,046	39,125	4,857	12,816	91,645
Doubtful	0	0	0	0	0	0
Total	$409,432	$65,918	$619,458	$48,485	$58,519	$1,201,812

The following tables present credit quality indicators by class of residential real estate loans and by class of consumer loans. Nonperforming loans include nonaccrual, impaired, and loans 90 days past due and accruing interest.  All other loans are considered performing as of June 30, 2011 and December 31, 2010.

June 30, 2011
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Performing	$159,477	$470,869	$36,132	$31,375	$697,853
Nonperforming	960	5,878	202	0	7,040
Total	$160,437	$476,747	$36,334	$31,375	$704,893

December 31, 2010
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Performing	$162,968	$454,350	$41,352	$31,757	$690,427
Nonperforming	1,797	7,682	316	0	9,795
Total	$164,765	$462,032	$41,668	$31,757	$700,222

7. Earnings Per Share

The Company follows the provisions of FASB ASC Topic 260, Earnings Per Share (“EPS”).   A computation of Basic EPS and Diluted EPS for the three and six months ending June 30, 2011, and 2010 is presented in the table below.

Three months ended June 30, 2011
(in thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS:
Net income attributable to Tompkins Financial Corporation	$9,400	10,974,615	$0.86

Effect of potentially dilutive common shares:		41,900

Diluted EPS:

Net income attributable to Tompkins Financial Corporation plus assumed conversions	$9,400	11,016,515	$0.85

The effect of dilutive securities calculation for the three-month period ended June 30, 2011, excludes stock options and  stock appreciation rights covering an aggregate of 679,245 shares of common stock because they are anti-dilutive.

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

The effect of dilutive securities calculation for the three-month period ended June 30, 2010, excludes stock options and stock appreciation rights covering an aggregate of 690,895 shares of common stock because they are anti-dilutive.

Six months ended June 30, 2011
(in thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS:
Net income attributable to Tompkins Financial Corporation	$18,173	10,940,099	$1.66

Effect of potentially dilutive common shares:		46,188

Diluted EPS:

Net income attributable to Tompkins Financial Corporation plus assumed conversions	$18,173	10,986,287	$1.65

The effect of dilutive securities calculation for the six-month period ended June 30, 2011, excludes stock options and stock appreciation rights covering an aggregate of 691,968 shares of common stock because they are anti-dilutive.

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

The effect of dilutive securities calculation for the six-month period ended June 30, 2010, excludes stock options and stock appreciation rights covering an aggregate of 714,530 shares of common stock because they are anti-dilutive.

8. Comprehensive Income
	Three Months Ended		Six Months Ended
(in thousands)	06/30/2011	06/30/2010	06/30/2011	06/30/2010
Net income attributable to noncontrolling interests and
Tompkins Financial Corporation	$9,433	$9,066	$18,238	$17,514

Other comprehensive income loss, net of tax:

Unrealized gain on available-for-sale securities:
Net unrealized holding gain on available-for-sale
securities arising during the period.	8,067	7,056	9,128	8,598
Memo: Pre-tax net unrealized holding gain	13,442	11,759	15,211	14,328

Reclassification adjustment for net realized gain on sale
included in of available-for-sale securities	-	(35)	(57)	(106)
Memo: Pre-tax net realized gain	-	(58)	(95)	(177)

Employee benefit plans:
Amortization of actuarial losses, prior service cost, and transition obligation	290	295	564	560
Memo: Pre-tax amounts	482	494	940	935

Other comprehensive income	8,357	7,316	9,635	9,052

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	17,790	16,382	27,873	26,566
Less: Other comprehensive income attributable to noncontrolling interests	(33)	(33)	(65)	(65)
Total comprehensive income attributable to Tompkins Financial Corporation	$17,757	$16,349	$27,808	$26,501

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

Components of Net Period Benefit Cost
	Pension Benefits		Life and Health		SERP Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
(in thousands)	06/30/2011	06/30/2010	06/30/2011	06/30/2010	06/30/2011	06/30/2010
Service cost	$570	$538	$31	$23	$49	$46
Interest cost	675	646	97	96	156	147
Expected return on plan assets for the period	(930)	(675)	0	0	0	0
Amortization of transition liability	0	0	17	17	0	0
Amortization of prior service cost	(33)	(29)	2	4	25	25
Amortization of net loss	436	463	0	0	34	26
FAS 88 curtailment gain	0	(39)	0	0	0	0
Net periodic benefit cost	$718	$904	$147	$140	$264	$244

	Pension Benefits		Life and Health		SERP Benefits
	Six Months Ended		Six Months Ended		Six Months Ended
(in thousands)	06/30/2011	06/30/2010	06/30/2011	06/30/2010	06/30/2011	06/30/2010
Service cost	$1,134	$1,076	$66	$47	$100	$93
Interest cost	1,339	1,292	190	192	310	294
Expected return on plan assets for the period	(1,811)	(1,350)	0	0	0	0
Amortization of transition liability	0	0	34	33	0	0
Amortization of prior service cost	(62)	(59)	6	8	50	50
Amortization of net loss	846	926	1	0	65	52
FAS 88 curtailment gain	0	(77)	0	0	0	0
Net periodic benefit cost	$1,446	$1,808	$297	$280	$525	$489

The Company realized approximately $564,000 and $560,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive income, for the six months ended June 30, 2011 and 2010, respectively.

The Company is not required to contribute to the pension plan in 2011, but it may make voluntary contributions.  The Company contributed $2.8 million to the pension plan in the first six months of 2011.

In the first quarter of 2010, the Company stopped admitting new employees to its noncontributory defined-benefit retirement and pension plan.  Employees hired after January 1, 2010 participate in a defined contribution plan.

10. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below.  Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the years presented below are stated separately.

	Three Months Ended		Six Months Ended
(in thousands)	06/30/2011	06/30/2010	06/30/2011	06/30/2010
Noninterest Income
Other service charges	$544	$489	$1,105	$1,082
Increase in cash surrender value of corporate owned life insurance	350	318	761	711
Net gain on sale of loans	136	147	300	339
Other income	360	226	1,053	354
Total other income	$1,390	$1,180	$3,219	$2,486
Noninterest Expenses
Marketing expense	$921	$968	$1,783	$2,020
Professional fees	847	977	1,446	1,793
Software licensing and maintenance	839	918	1,864	1,818
Cardholder expense	485	456	965	873
Other expenses	3,621	3,162	6,862	6,043
Total other operating expense	$6,713	$6,481	$12,920	$12,547

11.  Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  The Company extends standby letters of credit to its customers in the normal course of business.  The standby letters of credit are generally short-term.  As of June 30, 2011, the Company’s maximum potential obligation under standby letters of credit was $53.8 million compared to $54.4 million at December 31, 2010.  Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty.  Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

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

As of and for the three months ended June 30, 2011
(in thousands)	Banking	Financial Services	Intercompany	Consolidated
Interest income	$34,517	$67	$(30)	$34,554
Interest expense	6,632	0	(30)	6,602
Net interest income	27,885	67	0	27,952
Provision for loan and lease losses	1,005	0	0	1,005
Noninterest income	5,015	7,321	(323)	12,013
Noninterest expense	19,622	5,864	(323)	25,163
Income before income tax expense	12,273	1,524	0	13,797
Income tax expense	3,825	539	0	4,364
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	8,448	985	0	9,433
Less: Net income attributable to noncontrolling interests	33	0	0	33
Net Income attributable to Tompkins Financial Corporation	$8,415	$985	$0	$9,400

Depreciation and amortization	$1,126	$76	$0	$1,202
Assets	3,261,068	31,149	(4,619)	3,287,598
Goodwill	23,600	20,432	0	44,032
Other intangibles, net	2,679	1,791	0	4,470
Net loans and leases	1,892,355	0	0	1,892,355
Deposits	2,576,449	0	(4,441)	2,572,008
Total equity	275,759	24,301	0	300,060

As of and for the three months ended June 30, 2010
(in thousands)	Banking	Financial Services	Intercompany	Consolidated
Interest income	$36,377	$79	$(6)	$36,450
Interest expense	8,349	1	(6)	8,344
Net interest income	28,028	78	0	28,106
Provision for loan and lease losses	1,408	0	0	1,408
Noninterest income	4,800	6,783	(252)	11,331
Noninterest expense	19,270	5,498	(252)	24,516
Income before income tax expense	12,150	1,363	0	13,513
Income tax expense	3,927	520	0	4,447
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	8,223	843	0	9,066
Less: Net income attributable to noncontrolling interests	33	0	0	33
Net Income attributable to Tompkins Financial Corporation	$8,190	$843	$0	$9,033

Depreciation and amortization	$1,131	$70	$0	$1,201
Assets	3,137,902	28,423	(4,677)	3,161,648
Goodwill	23,600	17,989	0	41,589
Other intangibles, net	3,038	1,448	0	4,486
Net loans and leases	1,873,773	0	0	1,873,773
Deposits	2,464,770	0	(4,547)	2,460,223
Total equity	247,734	20,949	0	268,683

For the six months ended June 30, 2011
(in thousands)	Banking	Financial Services	Intercompany	Consolidated
Interest income	$68,734	$140	$(33)	$68,841
Interest expense	13,379	1	(33)	13,347
Net interest income	55,355	139	0	55,494
Provision for loan and lease losses	2,915	0	0	2,915
Noninterest income	10,572	14,583	(650)	24,505
Noninterest expense	39,540	11,490	(650)	50,380
Income before income tax expense	23,472	3,232	0	26,704
Income tax expense	7,319	1,147	0	8,466
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	16,153	2,085	0	18,238
Less: Net income attributable to noncontrolling interests	65	0	0	65
Net Income attributable to Tompkins Financial Corporation	$16,088	$2,085	$0	$18,173

Depreciation and amortization	$2,223	$152	$0	$2,375

For the six months ended June 30, 2010
(in thousands)	Banking	Financial Services	Intercompany	Consolidated
Interest income	$72,935	$159	$(10)	$73,084
Interest expense	17,043	1	(10)	17,034
Net interest income	55,892	158	0	56,050
Provision for loan and lease losses	3,591	0	0	3,591
Noninterest income	9,466	13,665	(480)	22,651
Noninterest expense	38,411	11,080	(480)	49,011
Income before income tax expense	23,356	2,743	0	26,099
Income tax expense	7,565	1,020	0	8,585
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	15,791	1,723	0	17,514
Less: Net income attributable to noncontrolling interests	65	0	0	65
Net Income attributable to Tompkins Financial Corporation	$15,726	$1,723	$0	$17,449

Depreciation and amortization	$2,214	$139	$0	$2,353

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2011, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
June 30, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	06/30/2011	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$12,967	$12,967	$0	$0
Mortgage-backed securities – residential U.S. Government sponsored entities	8,135	8,135	0	0
Available-for-sale securities
U.S. Treasury securities	2,106	2,106	0	0
Obligations of U.S. Government sponsored entities	362,571	0	362,571	0
Obligations of U.S. states and political subdivisions	56,253	0	56,253	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	143,356	0	143,356	0
U.S. Government sponsored entities	509,748	0	509,748	0
Non-U.S. Government agencies or sponsored entities	7,430	0	7,430	0
U.S. corporate debt securities	5,214	0	5,214	0
Equity securities	1,022	0	0	1,022

Borrowings
Other borrowings	11,656	0	11,656	0

Recurring Fair Value Measurements
December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	12/31/2010	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$13,139	$13,139	$0	$0
Mortgage-backed securities – residential U.S. Government sponsored entities	9,698	9,698	0	0
Available-for-sale securities
U.S. Treasury securities	2,129	2,129	0	0
Obligations of U.S. Government sponsored entities	407,440	0	407,440	0
Obligations of U.S. states and political subdivisions	63,037	0	63,037	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	146,013	0	146,013	0
U.S. Government sponsored entities	405,478	0	405,478	0
Non-U.S. Government agencies or sponsored entities	9,283	0	9,283	0
U.S. corporate debt securities	5,203	0	5,203	0
Equity securities	1,025	0	0	1,025

Borrowings
Other borrowings	11,629	0	11,629	0

There were no significant transfers between Levels 1 and 2 for the three and six months ended June 30, 2011.

There was no significant change in the fair value of the $1.0 million of available-for-sale securities valued using significant unobservable inputs (Level 3), between January 1, 2011 and June 30, 2011.

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

Fair values of borrowings are estimated using Level 2 inputs based upon observable market data.  The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party.  The Company’s potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLB borrowings at June 30, 2011.

Certain assets are measured at fair value on a nonrecurring basis.  For the Company, these include loans held for sale, collateral dependent impaired loans, and other real estate owned.  During the second quarter of 2011, certain collateral dependent impaired loans and other real estate owned were remeasured and reported at fair value through a specific valuation allowance for loan and lease losses based upon the fair value of the underlying collateral.  Collateral values are estimated using Level 2 inputs based upon observable market data.

Non-Recurring Fair Value Measurements
June 30, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	06/30/2011	(Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans	$19,124	$0	$19,124	$0
Other real estate owned	1,742	0	1,742	0

Non-Recurring Fair Value Measurements
December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	12/31/2010	(Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans	$17,691	$0	$17,691	$0
Other real estate owned	1,256	0	1,256	0

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010.  The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

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

Estimated Fair Value of Financial Instruments	06/30/2011		06/30/2010
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:

Cash and cash equivalents	$51,479	$51,479	$49,665	$49,665
Securities – trading	21,102	21,102	22,837	22,837
Securities – available-for-sale	1,087,700	1,087,700	1,039,608	1,039,608
Securities – held-to-maturity	29,761	30,439	54,973	56,064
Loans and leases, net 1	1,892,355	1,927,891	1,882,526	1,928,287
FHLB and FRB stock	18,800	18,800	21,985	21,985
Accrued interest receivable	12,118	12,118	11,513	11,513

Financial Liabilities:
Time deposits	$715,062	$718,212	$741,829	$746,434
Other deposits	1,856,946	1,856,946	1,754,044	1,754,044
Securities sold under agreements to repurchase	178,545	188,347	183,609	193,510
Other borrowings	160,987	173,838	232,564	245,891
Other borrowings (valued at fair value)	11,656	11,656	11,629	11,629
Trust preferred debentures	25,062	25,312	25,060	25,513
Accrued interest payable	1,436	1,436	1,803	1,803

1	Lease receivables, although excluded from the scope of ASC Topic 825, are included in the estimated fair value amounts at their carrying value.

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

Financial services consists of providing insurance, financial planning and wealth management, and trust services to individuals and businesses in the Company’s market areas.  The Company has expanded its financial services segment over the past ten years through internal growth and acquisitions. In 2006, Tompkins acquired AM&M, a financial planning and wealth management company, to complement its existing trust and investment services businesses.  In 2010, the Company unified the branding of its trust and investment services businesses and began marketing these services under the name “Tompkins Financial Advisors”.   Tompkins Financial Advisors has office locations at all three of the Company’s subsidiary banks.

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

In June 2011, Tompkins Insurance acquired all the outstanding shares of Olver & Associates, Inc, (“Olver”), a property and casualty insurance agency located in Ithaca, New York.  The two principal officers and staff continued with Olver after the acquisition.  The acquisition-date fair value of the consideration paid was $3.2 million and included $250,000 of cash and 75,188 shares of Tompkins’ common stock.  Including the present value of expected contingent payments, the Company recorded the following intangible assets as a result of the acquisition: goodwill ($2.4 million), customer related intangible ($403,000) and a covenant-not-to-compete ($190,000).  The values of the customer related intangible and covenant-not-to-compete are being amortized over 15 years and 5 years, respectively.  The goodwill is not being amortized but will be evaluated at least annually for impairment.  The goodwill is not deductible for taxes.  The agreement also provided for the possibility of annual contingent post-closing payments, based upon certain criteria being met.  Maximum contingent payments are $100,000 and are payable in Tompkins’ common stock.

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

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2011.  It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and the Unaudited Condensed Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

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

In this Report there are comparisons of the Company's performance to that of a peer group. Unless otherwise stated, this peer group is comprised of the group of 89 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve's "Bank Holding Company Performance Report" for March 31, 2011 (most recent report available).

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

OVERVIEW

Net income for the three months ended June 30, 2011 totaled $9.4 million, an increase of 4.1% compared to $9.0 million reported for the three months ended June 30, 2010.  Net income totaled $18.2 million for the first six months of 2011, compared to $17.4 million for the same period in 2010.  Diluted earnings per share for the three and six months ended June 30, 2011 were $0.85 and $1.65, respectively, compared to $0.83 and $1.61 reported for the same periods in 2010.  Improvement in fee-based businesses as well as lower provision expense contributed to the favorable performance in 2011.

Return on average assets (“ROA”) for the quarter ended June 30, 2011 was 1.15% compared to 1.14% for the quarter ended June 30, 2010.  Return on average shareholders’ equity (“ROE”) for the second quarter of 2011 was 13.08%, compared to 13.92% for the same period in 2010.  Tompkins’ ROA and ROE continue to compare favorably to peer ratios, ranking in the 81st percentile for ROA and the 89th percentile for ROE.

Total revenues, consisting of net interest income and noninterest income, were $40.0 million in the second quarter of 2011 and $80.0 million for the first six months of 2011, up 1.3% and 1.7% over the comparable periods in 2010.  Noninterest income for the three and six months ended June 30, 2011 was up 6.0% and 8.2%, respectively, while net interest income was relatively flat when compared to the same periods in 2010.

The provision for loan and lease losses totaled $1.0 million and $2.9 million, respectively, in the second quarter and year to date periods of 2011, down 28.6% and 18.8% when compared to the $1.4 million and $3.6 million reported for the same periods in 2010.

Noninterest expenses for the three and six months ended June 30, 2011 of $25.2 million and $50.4 million, were up 2.6% and 2.8%, respectively, when compared to the three and six months ended June 30, 2010. Salary and employee benefit expenses were the main reason for the increase over both the three and six month periods in 2010.

Segment Reporting
The Company operates in two business segments, banking and financial services.   Financial services activities consist of the results of the Company’s trust, financial planning and wealth management, broker-dealer services, and risk management operations.  All other activities are considered banking.

Banking Segment
The banking segment reported net income of $8.4 million for the second quarter of 2011, up $225,000 or 2.7% from net income of $8.2 million for the same period in 2010.  For the current year to date period, net income was $16.1 million, an increase of $362,000 or 2.3% over the same period last year.  The increases in net income in the quarter and year to date periods were the result of a lower provision for loan and lease losses, higher noninterest income due to an increase in card services income, mark-to-market adjustments on trading liabilities held at fair value and an increase in non-core investment income. These factors were partially offset by increases in noninterest expense led by higher salaries and employee benefits costs.

In this report there are comparisons of the Company's performance to that of a peer group.  Unless otherwise stated, this peer group is comprised of the group of 89 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve's "Bank Holding Company Performance Report" for March 31, 2011 (most recent report available).

Net interest income for the three and six months ended June 30, 2011, was down $143,000 or 0.5% and $537,000 or 1.0%, respectively driven mainly by declines in average earning assets yields which could not be fully offset by the decrease in funding costs, and increase in average earning assets.

The provision for loan and lease losses totaled $1.0 million and $2.9 million for the three and six months ended June 30, 2011, respectively compared to $1.4 million and $3.6 million for the same period in 2010 reflecting an improvement in credit quality among the Company’s borrowers.  The decline in the provision for loan and lease losses on a QTD and YTD basis is primarily due to the decline in non-accruing loans to $35.5 million at June 30, 2011 as compared to $41.5 million at December 31, 2010.  Further, loans classified as substandard and doubtful have also declined to $82.5 million at June 30, 2011 as compared to $91.6 million at December 31, 2010, a decline of  $9.1 million or 9.9%.

Noninterest income for the three and six months ending June 30, 2011, was up $215,000 or 4.5% and $1.1 million or 11.7%, respectively, over the same period in 2010.  Contributing to the increase in 2011 over the prior year were net mark-to-market losses on liabilities held at fair value, which were $202,000 and $27,000 for the second quarter and current year to date periods of 2011, respectively, compared to net mark-to-market losses of $490,000 and $618,000 for the same periods in 2010,  and higher card services income.  Card service income was up $202,000 and $473,000 in the current quarter and year to date periods compared to the same periods last year, due to an adjustment for higher transaction volume and lower than anticipated redemption rates on a debit card rewards program benefits for cardholders.  In addition, higher income from miscellaneous investments contributed to the higher noninterest income figures in the current quarter and year to date periods.

Noninterest expenses for the three months ended June 30, 2011, were up $352,000 or 1.8% over the same period in 2010.  Year to date noninterest expenses were up $1.1 million versus the prior year.  The increase was a result of increases in salaries and other benefit related accruals, reflecting mainly annual merit increases, and healthcare insurance.  FDIC expense declined $326,000 in the second quarter and $187,000 year to date compared to the previous year due to the enactment of lower assessment rates.  This reduction was partially offset by a increase in other real estate owned related expenses of $266,000 and $405,000 in the second quarter and year to date periods, respectively, over the same periods in 2010 due to a rise in foreclosures.

Financial Services Segment
The financial services segment had net income of $985,000 in the second quarter of 2011, an increase of $142,000 or 16.8% from net income of $843,000 in the same quarter of the prior year.  Year to date net income rose $362,000 or 21.0% over the prior year.  Noninterest income for the three months ended June 30, 2011, was up $538,000 or 7.9% over the same period in 2010.  Year to date non-interest income increased $918,000 or 6.7% over the prior year.  The increase in noninterest income in the second quarter and year to date periods were mainly a result of higher investment services fees and insurance commissions/fees.  Investment services fees are largely based on the market value of assets within each account.  Increased stock market indices to date in 2011 compared to the same period in 2010, account retention and new account generation contributed to an increase in the fair value of assets under management and related investment fees.  Noninterest expenses for the three months and six months ended June 30, 2011, were up $366,000 or 6.7% and $410,000 or 3.7% compared to the same period in the prior year.   The increases were mainly the result of increases in salary and wages, reflecting annual merit increases, and other employee benefit costs.

Average Consolidated Balance Sheet and Net Interest Analysis
	Quarter Ended			Year to Date Period Ended			Year to Date Period Ended
	June 30, 2011			June 30, 2011			June 30, 2010
	Average			Average			Average
	Balance		Average	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$10,352	$4	0.15%	$13,235	$9	0.14%	$36,979	$22	0.12%
Money market funds	100	-	0.00%	100	-	0.00%	100	-	0.00%
Securities (1)
U.S. Government securities	963,145	7,227	3.01%	945,956	14,215	3.03%	835,570	16,248	3.92%
Trading securities	21,569	220	4.09%	22,053	455	4.16%	30,218	588	3.92%
State and municipal (2)	103,066	1,364	5.31%	107,672	2,811	5.26%	105,181	3,109	5.96%
Other securities (2)	14,348	168	4.70%	14,790	348	4.74%	18,171	442	4.91%
Total securities	1,102,128	8,979	3.27%	1,090,471	17,829	3.30%	989,140	20,387	4.16%
Federal Funds Sold	4,111	1	0.10%	6,426	5	0.16%	11,256	9	0.16%
FHLBNY and FRB stock	18,092	218	4.83%	18,505	509	5.55%	19,514	501	5.18%
Loans, net of unearned income (3)
Real estate	1,384,792	18,550	5.37%	1,376,735	36,978	5.42%	1,332,798	37,856	5.73%
Commercial loans (2)	451,648	6,154	5.47%	454,155	12,176	5.41%	465,834	12,544	5.43%
Consumer loans	68,382	1,189	6.97%	70,446	2,443	6.99%	82,809	2,862	6.97%
Direct lease financing	7,889	115	5.85%	8,318	246	5.96%	11,404	342	6.05%
Total loans, net of unearned income	1,912,711	26,008	5.45%	1,909,654	51,843	5.47%	1,892,845	53,604	5.71%
Total interest-earning assets	3,047,494	35,210	4.63%	3,038,391	70,195	4.66%	2,949,834	74,523	5.09%

Other assets	224,401			223,893			227,459

Total assets	3,271,895			3,262,284			3,177,293

LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	1,355,790	1,284	0.38%	1,332,585	2,455	0.37%	1,229,835	3,395	0.56%
Time deposits > $100,000	323,435	868	1.08%	316,628	1,717	1.09%	338,998	2,324	1.38%
Time deposits < $100,000	402,329	1,280	1.28%	413,119	2,714	1.32%	430,141	3,657	1.71%
Brokered time deposits < $100,000	699	1	0.57%	3,372	21	1.26%	32,326	277	1.73%
Total interest-bearing deposits	2,082,253	3,433	0.66%	2,065,704	6,907	0.67%	2,031,300	9,653	0.96%
Federal funds purchased & securities sold under agreements
to repurchase	171,341	1,248	2.92%	178,359	2,540	2.87%	182,502	2,733	3.02%
Other borrowings	153,900	1,533	4.00%	162,731	3,108	3.85%	194,784	3,845	3.98%
Trust preferred debentures	25,062	388	6.21%	25,061	792	6.37%	25,057	803	6.46%
Total interest-bearing liabilities	2,432,556	6,602	1.09%	2,431,855	13,347	1.11%	2,433,643	17,034	1.41%

Noninterest bearing deposits	514,977			511,345			448,232
Accrued expenses and other liabilities	36,021			36,242			40,498
Total liabilities	2,983,554			2,979,442			2,922,373

Tompkins Financial Corporation Shareholders’ equity	286,839			281,357			253,436
Noncontrolling interest	1,502			1,485			1,484
Total equity	288,341			282,842			254,920

Total liabilities and equity	$3,271,895			$3,262,284			$3,177,293
Interest rate spread			3.54%			3.55%			3.68%
Net interest income/margin on earning assets		28,608	3.77%		56,848	3.77%		57,489	3.93%

Tax Equivalent Adjustment		(656)			(1,354)			(1,439)

Net interest income per consolidated financial statements		$27,952			$55,494			$56,050

(1)	Average balances and yields on available-for-sale securities are based on historical amortized cost.
(2)
Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax exempt interest income to taxable-equivalent basis.

(3)
Nonaccrual loans are included in the average asset totals presented above.  Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s condensed consolidated financial statements included in Part I of the Company's annual report on Form 10-K for the fiscal year ended December 31, 2010.

Net Interest Income

Net interest income is the Company’s largest source of revenue, representing 69.9% and 69.4% of total revenues for the three and six months ended June 30, 2011, compared to 71.3% and 71.2%, respectively, from the same periods in 2010.  The decrease reflects the growth in noninterest income sources and the slight decrease in net interest income.  Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates.  The Company’s net interest income over the past several years has benefitted from steady growth in average earning assets, as well as the low interest rate environment.  With deposit rates currently at low levels, the downward pricing of these liabilities has slowed, while interest earning assets continue to reprice downward at a steady rate.  This has contributed to a decrease in net interest margin for the three and six months ended June 30, 2011, compared to the same periods in 2010.  The taxable equivalent net interest margin of 3.77% for the three and six month periods in 2011, is below the same periods in 2010, of 3.91% and 3.93%, respectively.  The decrease in the net interest margin was also partly due to the growth in interest earning assets over the prior year being concentrated in lower yielding securities rather than higher yielding loans.

The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.  Taxable-equivalent net interest income for the three and six months ended June 30, 2011 were $28.6 million and $56.8 million, respectively, down 0.7% and 1.1% when compared to the same periods in 2010.

Taxable-equivalent interest income for the second quarter of 2011 was $35.2 million, down 5.3% when compared to the second quarter of 2010.  Taxable-equivalent interest income for the six months ending June 30, 2011 was $70.2 million, down $4.3 million or 5.8% compared to the first six months of 2010.  The decrease in taxable-equivalent interest income was mainly a result of the decrease in the yield on average earnings assets.  Average earnings assets were up 3.2% and 3.0% for the three and six months periods of 2011 compared to the same periods in 2010; however, the yield on average earning assets decreased by 42 basis points and 43 basis points, respectively, over the same periods.   The yield on average earning assets was impacted by the low rate environment as well as growth being concentrated in lower yielding securities as a result of soft loan demand.  Average securities balances for the second quarter of 2011 were up $106.7 million or 10.7% over average balances in the second quarter of 2010, while average yields were down 78 basis points.  For the six months ended June 30, 2011 average securities balances increased $101.3 million or 10.2% from the same period in 2010, while yields declined 86 basis points.

Interest expense for the second quarter of 2011 was down $1.7 million or 20.9% compared to the second quarter of 2010, reflecting lower average rates paid on deposits and borrowings.  The average rate paid on interest bearing deposits during the second quarter of 2011 of 0.66% was 26 basis points lower than the average rate paid in the second quarter of 2010.  Interest expense for the six months ending June 30, 2011 was $13.3 million, down $3.7 million or 21.6% compared to 2010.  The rates paid were lower across all deposit categories.  The lower cost of deposits was partially offset by growth in interest-bearing deposits.  Average interest-bearing deposit balances in the second quarter of 2011 increased by $50.8 million or 2.5% compared to the same period in 2010.  For the six months ending June 30, 2011, average interest-bearing deposits increased $34.4 million or 1.7% compared to the previous year.  Total funding costs also benefitted from the growth in average noninterest bearing deposit balances.  For the three and six months of 2011, average noninterest bearing deposits of $515.0 million and $511.3 million were up 12.9% and 14.1%, respectively, over the same periods in 2010.  Average other borrowings for the second quarter were down $36.5 million or 19.2% compared to prior year, and $32.1 million or 16.5% for the six months ending June 30, 2011.

Provision for Loan and Lease Losses
The provision for loan and lease losses represents management’s estimate of the amount necessary to maintain the allowance for loan and lease losses at an adequate level. The provision for loan and lease losses was $1.0 million for the second quarter of 2011 and $2.9 million for the six months ending June 30, 2011, compared to $1.4 million and $3.6 million for the respective periods in 2010.  The provision for loan and lease losses in 2010 was higher than historical levels as the Company experienced increased levels of nonperforming assets, classified loans, and net charge-offs, due to, among other things, higher unemployment levels and the recessionary economy.  The Company has seen some improvement in credit quality metrics over the past few quarters, including a decrease in nonperforming loans and leases and internally criticized and classified loans.  The allowance for loan and lease losses as a percentage of period end loans and leases was 1.48% at June 30, 2011, compared to 1.40% at June 30, 2010.  The section captioned “Financial Condition-Allowance for Loan and Lease Losses” below has further details on the allowance for loan and lease losses.

Noninterest Income
Noninterest income totaled $12.0 million and $24.5 million for the three and six months ended June 30, 2011, compared with $11.3 million and $22.7 million for the same periods in 2010.  Noninterest income represented 30.1% and 30.6% of total revenues for the three and six months ended June 30, 2011, compared to 28.7% and 28.8% for the same periods in 2010.  The increases over prior periods were mainly due to growth in noninterest income sources coupled with slightly lower net interest income.

Investment services income was $3.8 million in second quarter of 2011, an increase of 6.1% from $3.6 million in the second quarter of 2010.  Investment services income totaled $7.7 million for the first six months of 2011, up 4.4% over the same period in 2010.  Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income.  The fair value of assets managed by, or in custody of, Tompkins was $2.5 billion at June 30, 2011, which was in line with June 30, 2010. These figures include $757.7 million and $596.1 million, respectively, of Company-owned securities where Tompkins Financial Advisors is custodian.  The increase in fair value of assets reflects successful business development initiatives resulting in customer retention as well as generally higher stock market indices in 2011 when compared to the same period in 2010.

Insurance commissions and fees for the three and six months ended June 30, 2011, increased by $268,000 or 8.4% and $476,000 or 7.5%, respectively, as compared to the same periods in 2010.  Health and benefit related insurance products continue to be the main source of growth year-to-date for 2011, increasing by $113,000 or 24.7% over the prior year.  Revenues for commercial insurance lines were $90,000 or 3.9%, for the six months ended June 30, 2011, ahead of the prior year, while revenues for personal insurance lines were $52,000 or 2.2%, for the six months ended June 30, 2011, ahead of the prior year.

Service charges on deposit accounts were $2.1 million in the second quarter of 2011, down 13.3% compared to $2.4 million in the second quarter of 2010, and down $396,000 or 8.8% for the six months ended June 30, 2011 compared to prior year. The largest component of this category is overdraft fees, which is largely driven by customer activity.  Overdraft fees were down in the three and six months ended June 30, 2011, mainly due to regulatory changes which became effective in the third quarter of 2010. The Federal Reserve Board rule prohibits financial institutions from charging consumer fees for paying overdrafts on automated teller machines and one-time debit transactions, unless the consumer consents, or opts in, to the overdraft service for these types of transactions.

Card services income for the three and six months ended June 30, 2011 was up $202,000 or 18.9% and $473,000 or 23.2%, respectively, over the same periods in 2010.  The increase was mainly in debit card income and reflects a higher transaction volume, increase in the number of cardholders, and an adjustment to an accrual rate related to a points reward program offered to debit card customers.  As discussed in the section captioned “Supervision and Regulation” included in Item 1. Business of the Company’s 2010 Report on form 10-K, the Dodd-Frank Act requires the Federal Reserve Board to establish rules regarding interchange fees charged in electronic debit card transaction by payment users.  Currently these rules only apply to banks with total assets exceeding $10.0 billion, which exempts the Company.  However, the long term impact of any new regulations is uncertain.

Net mark-to-market losses on securities and borrowings held at fair value totaled $37,000 in the second quarter of 2011, compared to net mark-to-market losses of $199,000 in the second quarter of 2010.  For the six month period ending June 30, 2011 net mark-to-market gains totaled $88,000 compared to net market-to-market losses of $237,000 for the first six months of 2010.  Mark-to-market losses or gains relate to the change in the fair value of securities and borrowings where the Company has elected the fair value option, these unrealized amounts are primarily impacted by changes in interest rates.

Other income of $1.4 million in the second quarter of 2011 was up 17.8% from the second quarter of 2010.  For the six months ended June 30, 2011 other income of $3.2 million was up 29.5% compared to prior year.  The primary components of other income are other service charges, increases in cash surrender value of corporate owned life insurance (”COLI”), gains on the sales of residential mortgage loans, and income from miscellaneous equity investments, including the Company’s investment in a Small Business Investment Company (“SBIC”).

Other service charge income, included in other income on the consolidated statements of income, of $544,000 in the second quarter of 2011 was up $55,000 or 11.3% from the same period in 2010.  Other service charges for the six months ending June 30, 2011 were up $23,000 or 2.1% compared to the same period in 2010.

Net gains on sale of loans, included in other income on the consolidated statements of income, of $136,000 in the second quarter of 2011 were down by $11,000 or 7.5% compared to the second quarter of 2010.  Net gains on sale of loans totaled $300,000 in the first six months of 2011, compared to $339,000 in the same period 2010. To manage interest rate risk exposures, the Company sells certain fixed rate loan originations that have rates below or maturities greater than the standards set by the Company’s Asset/Liability Committee for loans held in the portfolio.

Other income in the three and six months ended June 30, 2011 included $202,000 and $697,000 related to an investment in a SBIC.  The six month period ending June 30, 2011 included a $504,000 gain recognized and distributed by SBIC.  The SBIC periodically recognizes gains related to investments held in its portfolio and distributes these gains to its investors.  The Company believes that, as of June 30, 2011, there were no impairments with respect to its investment in the SBIC.

Noninterest Expense

Noninterest expense for the second quarter of 2011 was $25.2 million, up $647,000 or 2.6% compared to the same period prior year.  For the six months ending June 30, noninterest expenses totaled $50.4 million in 2011 and $49.0 million in 2010, an increase of 2.8%.

Personnel-related expense increased by $757,000 or 5.4% in the second quarter of 2011 over the same period in 2010.  For the first six months of 2011, personnel-related expenses totaled $29.7 million, an increase of 4.8% over the same period prior year.  For the three and six months ended June 30, 2011, salaries and wages were up $542,000 or 5.1%, and $1.0 million or 4.9%, respectively, over the same periods in 2010, mainly reflecting annual merit increases.  Year-to-date June 30, 2011 average full time equivalents (“FTEs”) of 723 were in line with year-to-date June 30, 2010 average FTEs of 725.  Pension and other employee related benefits were up $215,000 or 6.3% in the second quarter of 2011 compared to the second quarter of 2010, and up $334,000 or 4.5% for the six months ended June 30, 2011 over the same period in 2010.  Expenses related to health and dental insurance were up $81,000 or 8.0% and $257,000 or 12.8% for the three and six months ended June 30, 2011 compared to the same periods in 2010.

FDIC deposit insurance expense decreased by $326,000 and $187,000 for the three and six months ended June 30, 2011, over the same prior year periods as a result of changes to the FDIC assessment method that took effect in the second quarter of 2011, and will continue through the remainder of 2011.

Other operating expenses for the second quarter 2011 increased by $459,000 or 14.5% compared to prior year, and $819,000 or 13.6% for the year-to-date period ending June 30, 2011.  Contributing to the increase in the second quarter 2011 over the second quarter 2010 were the following:  Legal expense (up $48,000), other loan and lease related fees (up $74,000) and expenses related to other real estate owned (up $290,000).  For the six months ended June 30, 2011 the main contributors were as follows:  software and licenses (up $46,000), and other real estate owned (up $389,000).

Income Tax Expense
The provision for income taxes provides for Federal and New York State income taxes. The provision for the second quarter of 2011 was $4.4 million, and was in line with same period prior year.  For the six month period ending June 30, the tax provision totaled $8.5 million in 2011 and $8.6 million in 2010.  The Company’s effective tax rate for the second quarter of 2011 was 31.6% compared to 32.9% for the second quarter of 2010.  For the six month period ending June 30, the Company’s effective tax rate was 31.7% in 2011 and 32.9% in 2010.   The decrease in the effective tax rate in 2011 compared to 2010 was primarily a result of investments in low income housing tax credits.

FINANCIAL CONDITION

Total assets were $3.3 billion at June 30, 2011, up $27.3 million or 0.8% over December 31, 2010, and up $125.9 million or 4.0% over June 30, 2010. Total deposits were up $76.1 million or 4.7% over year-end with the majority of growth centered in checking, savings and money market deposits.  Deposit growth was used to reduce other borrowings, mainly short-term borrowings with the FHLB.  The growth over the prior year was primarily in securities, which were up $116.0 million or 113%.  Loans were up $20.4 million or 1.1% at June 30, 2011 compared with June 30, 2010.  This growth was partially offset by cash and cash equivalents, which declined $13.1 million or 20.3% from June 30, 2011 to June 30, 2010.

Securities
As of June 30, 2011, total securities were $1.1 billion or 34.0% of total assets, compared to $1.1 billion or 34.3% of total assets at year-end 2010, and $1.0 billion or 32.4% at June 30, 2010.  The following table details the composition of securities available-for-sale and securities held-to-maturity.

Available-for-Sale Securities	06/30/2011		12/31/2010
	Amortized Cost1	Fair Value	Amortized Cost1	Fair Value
(in thousands)
U.S. Treasury securities	$2,032	$2,106	$2,043	$2,129
Obligations of U.S. Government sponsored entities	351,158	362,571	402,057	407,440
Obligations of U.S. states and political subdivisions	53,874	56,253	60,707	63,037
Mortgage-backed securities – residential
U.S. Government agencies	137,705	143,356	143,319	146,013
U.S. Government sponsored entities	491,433	509,748	393,331	405,478
Non-U.S. Government agencies or sponsored entities	7,873	7,430	9,636	9,283
U.S. corporate debt securities	5,021	5,214	5,024	5,203
Total debt securities	1,049,096	1,086,678	1,016,117	1,038,583
Equity securities	1,022	1,022	1,025	1,025
Total available-for-sale securities	$1,050,118	$1,087,700	$1,017,142	$1,039,608
1 Net of other-than-temporary impairment losses recognized in earnings

Held-to-Maturity Securities
	06/30/2011		12/31/2010
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. states and political subdivisions	$29,761	$30,439	$54,973	$56,064
Total held-to-maturity debt securities	$29,761	$30,439	$54,973	$56,064

The Company has no investments in preferred stock of U.S. government sponsored entities and no investments in pools of Trust Preferred securities.  Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles.

As of June 30, 2011, the Company held five mortgage backed securities, with a fair value of $7.4 million, that were not issued by U.S. Government agencies or U.S. Government sponsored entities.  In 2009, the Company determined that three of these non-U.S. Government mortgage backed securities were other-than-temporarily impaired based on an analysis of the above factors for these three securities.  As a result, the Company recorded other-than-temporary impairment charges of $2.0 million in 2009 on these investments.  The credit loss component of $146,000 was recorded as other-than-temporary impairment losses in the consolidated statement of income, while the remaining non-credit portion of the impairment loss was recognized in other comprehensive income (loss) in the consolidated statements of condition and changes in shareholders’ equity.  In 2010 the Company determined that an additional credit loss component of other-than-temporary impairment charge of $34,000 related to the three non-U.S. Government mortgage backed securities was necessary.  The Company’s review of these securities as of June 30, 2011 concluded that no additional impairment charges were necessary.  As of June 30, 2011, the carrying value of these three securities exceeded their fair value by $449,000.  A continuation or worsening of current economic conditions may result in an additional credit loss component of other-than-temporary impairment losses related to these investments.

The Company maintains a trading portfolio with a fair value of $21.1 million as of June 30, 2011, compared to $22.8 million at December 31, 2010.  The decrease in the trading portfolio reflects maturities or payments during 2011.  For the six months ended June 30, 2011, net mark-to-market gains related to the securities trading portfolio were $115,000, compared to net mark-to-market gains of $381,000 for the same period in 2010.

Loans and Leases
Loans and Leases at June 30, 2011 and December 31, 2010 were as follows:
(in thousands)	06/30/2011	12/31/2010
Commercial and industrial
Agriculture	$54,700	$65,918
Commercial and industrial other	393,669	409,432
Subtotal commercial and industrial	448,369	475,350
Commercial real estate
Construction	45,617	58,519
Agriculture	49,159	48,485
Commercial real estate other	666,523	619,458
Subtotal commercial real estate	761,299	726,462
Residential real estate
Home equity	160,437	164,765
Mortgages	476,747	462,032
Subtotal residential real estate	637,184	626,797
Consumer and other
Indirect	36,334	41,668
Consumer and other	31,375	31,757
Subtotal consumer and other	67,709	73,425
Leases	7,850	9,949
Total loans and leases	1,922,411	1,911,983
Less: unearned income and deferred costs and fees	(1,695)	(1,625)
Total loans and leases, net of unearned income and deferred costs and fees	$1,920,716	$1,910,358

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures.  Management reviews these policies and procedures on a regular basis.  The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 5 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no significant changes in these policies and guidelines.  As such, these policies are reflective of new originations as well as those balances held at June 30, 2011.  The Company’s Board of Directors approves the lending policies at least annually.  The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines.  Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

Total loans and leases of $1.92 billion, at June 30, 2011, are up $10.4 million compared to year-end 2010 balances, with growth in commercial real estate loans mainly offset by lower balances in commercial loans and consumer loans.   As of June 30, 2011 total loans and leases represented 58.4% of total assets compared to 58.6% of total assets at December 31, 2010.  In general, weak economic conditions continue to soften the demand for some lending products.

Residential real estate loans, including home equity loans, of $637.2 million at June 30, 2011 increased by $10.4 million or 1.7% from $626.8 million at year-end 2010, and comprised 33.2% of total loans and leases at June 30, 2011.

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

During the first six months of 2011 and 2010, the Company sold residential mortgage loans totaling $15.6 million and $18.6 million, respectively, and realized gains on these sales of $300,000 and $339,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreement.  When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income.  Mortgage servicing rights, at amortized basis, totaled $1.5 million at both June 30, 2011 and December 31, 2010.

Commercial real estate loans increased by $34.8 million, or 4.8%, from $726.5 million at year-end 2010, to $761.3 million or 39.6% of total loans at June 30, 2011.  Commercial and industrial loans totaled $448.4 million at June 30, 2011, which is a 5.7% decrease from commercial loans of $475.4 million at December 31, 2010.  Demand for commercial and commercial real estate loans continues to be soft in 2011, reflecting weak economic conditions.  As of June 30, 2011, agriculturally-related loans totaled $103.9 million or 5.4% of total loans and leases.  Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms.  Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees.  Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

The consumer loan portfolio includes personal installment loans, indirect automobile financing, and overdraft lines of credit. Consumer and other loans were $67.7 million at June 30, 2011, down from $73.4 million at December 31, 2010.  The decrease is mainly in indirect automobile loans and reflects competition as well as softened demand.

The lease portfolio decreased by 21.1% to $7.9 million at June 30, 2011 from $9.9 million at December 31, 2010. The lease portfolio has traditionally consisted of leases on vehicles for consumers and small businesses. More aggressive competition for automobile financing has led to a decline in the consumer lease portfolio over the past several years. Management continues to review leasing opportunities, primarily commercial leasing and municipal leasing. As of June 30, 2011, commercial leases and municipal leases represented 98.7% of total leases, while consumer leases made up the remaining 1.3%. As of December 31, 2010, commercial leases and municipal leases represented 96.8% of total leases, while consumer leases made up the remaining 3.2%.

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations.  Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values.  Based on its evaluation of the allowance as of June 30, 2011, management considers the allowance to be appropriate.  Under adversely different conditions or assumptions, the Company would need to increase the allowance.

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

(in thousands)	06/30/2011	12/31/2010	06/30/2010

Commercial and industrial	$7,840	$7,824	$7,277
Commercial real estate	14,444	14,445	13,459
Residential real estate	4,425	3,526	3,507
Consumer and other	1,605	1,976	2,215
Leases	47	61	72
Total	$28,361	$27,832	$26,530

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

As of June 30, 2011, the overall allowance is up slightly over year-end 2010, driven by higher allocations for residential loans, reflecting concern over continued high unemployment and soft real estate values in some of the Company’s market areas. The decrease in the allocation for consumer loans is mainly a result of a decrease in the outstanding balance for this portfolio.

Activity in the Company’s allowance for loan and lease losses during the first six months of 2011 and 2010, and for the twelve months ended December 31, 2010 is illustrated in the table below.

Analysis of the Allowance for Loan and Lease Losses
(in thousands)	06/30/2011	12/31/2010	06/30/2010
Average loans outstanding during year	$1,914,951	$1,897,983	$1,892,845
Balance of allowance at beginning of year	27,832	24,350	24,350

LOANS CHARGED-OFF:
Commercial and industrial	1,257	3,265	989
Commercial real estate	369	1,167	322
Residential real estate	1,195	791	362
Consumer and other	268	912	534
Total loans charged-off	$3,089	$6,135	$2,207

RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	393	464	377
Commercial real estate	105	225	199
Residential real estate	32	85	33
Consumer and other	173	336	187
Total loans recovered	$703	$1,110	$796
Net loans charged-off	2,386	5,025	1,411
Additions to allowance charged to operations	2,915	8,507	3,591
Balance of allowance at end of year	$28,361	$27,832	$26,530
Annualized net charge-offs to average total loans and leases	0.25%	0.26%	0.15%

As of June 30, 2011 the allowance was $28.4 million or 1.48% of total loans and leases outstanding, compared with $27.8 million or 1.46% at December 31, 2010 and $26.5 million or 1.40% at June 30, 2010.  In general, the dollar amount of the allowance has increased since 2007, reflective of weak economic conditions that began in the latter part of 2008. Weak economic conditions contributed to increases in internally classified assets, nonperforming assets and net charge-offs in 2009 and 2010 and contributed to provisions for loan and lease losses in 2009 and 2010 that were higher than historical levels. Although nonperforming loans and leases and criticized and classified loans continue to be higher than historical levels, the Company has seen some early signs of improving economic conditions within the market areas in which it operates. The Company has experienced some improvement in its credit quality metrics in recent quarters, including some decreases in the level of internally classified assets and nonperforming assets.  However, with the strength of the economic recovery uncertain, there is no assurance that weak economic conditions may not adversely affect the credit quality of the Company’s loans and leases, results of operations, and financial condition going forward.

The provision for loan and lease losses was $1.0 million and $2.9 million, respectively, for the three and six months ended June 30, 2011, compared to $1.4 million and $3.6 million, respectively, for the same periods in 2010.  Net charge-offs for the three and six months ended June 30, 2011 were $679,000 and $2.4 million compared to $244,000 and $1.4 million in the comparable year ago periods.  Annualized net charge-offs for the first six months of 2010 represent 0.25% of average loans, up from 0.15% for the first six months of 2010, but is favorable to our peer group ratio of 0.94% at March 31, 2011.

Analysis of Past Due and Nonperforming Loans
(dollar amounts in thousands)	06/30/2011	12/31/2010	06/30/2010
Loans 90 days past due and accruing
Commercial and industrial	$785	$842	$322
Commercial real estate	207	0	0
Residential real estate	1,520	368	1,434
Consumer and other	0	0	2
Leases	0	7	0
Total loans 90 days past due and accruing	2,512	1,217	1,758
Nonaccrual loans
Commercial and industrial	5,383	7,271	8,409
Commercial real estate	27,541	24,791	18,207
Residential real estate	5,318	9,111	6,929
Consumer and other	202	309	78
Leases	13	19	22
Total nonaccrual loans	38,457	41,501	33,645
Troubled debt restructurings not included above	0	2,564	3,264
Total nonperforming loans and leases	40,969	45,282	38,667
Other real estate owned	1,742	1,255	1,638
Total nonperforming assets	$42,711	$46,537	$40,305
Allowance as a percentage of loans and leases outstanding	1.48%	1.46%	1.40%
Allowance as a percentage of nonperforming loans and leases	69.23%	61.46%	68.61%
Total nonperforming assets as percentage of total assets	1.30%	1.43%	1.27%

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDR”), and foreclosed real estate.  Nonperforming assets represented 1.30% of total assets at June 30, 2011, compared to 1.43% at December 31, 2010, and 1.27% at June 30, 2010. Although nonperforming assets as a percentage of total assets are higher than at June 30 of the prior year, the Company has seen some improvement in this ratio over the most recent three quarters from a high of 1.72% at September 30, 2010. While the overall strength of the economy remains uncertain, there are signs of improvement in national and local economic conditions, which have contributed to some improvements in the financial conditions of several of the Company’s commercial and agricultural customers. The Company’s ratio of nonperforming assets to total assets continues to compare favorably to our peer group’s most recent ratio of 3.25% at March 31, 2011.

Nonperforming loans (loans in nonaccrual status, loans past due 90 days or more and still accruing interest, and TDRs) were $41.0 million at June 30, 2011, down from $45.3 million at December 31, 2010, and up from $38.7 million at June 30, 2010.  Nonperforming loans represented 2.13% of total loans at June 30, 2011, compared to 2.37% of total loans at December 31, 2010, and 2.03% of total loans at June 30, 2010.  A breakdown of nonperforming loans by portfolio segment is shown above.  The decrease in nonperforming loans from year-end 2010 is mainly in residential real estate and commercial and industrial loans.  Commercial real estate loans represent the largest component of nonperforming loans.  Nonperforming commercial real estate loans include one relationship totaling $12.4 million at June 30, 2011, this loan is on nonaccrual and as of June 30, 2011 payments were past due 90 days or more.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider.  These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories:  “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”.  Loans in the latter include loans that meet the definition of a TDR but are performing in accordance with the modified terms.

In general, the Company places a loan on nonaccrual status if principal or interest payments become 90 days or more past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when required by applicable regulations.  Although in nonaccrual status, the Company may continue to receive payments on these loans.  These payments are generally recorded as a reduction to principal, and interest income is recorded only after principal recovery is reasonably assured.  As of June 30, 2011 and December 31, 2010, the Company was regularly receiving payments on over 60% of the loans categorized as nonaccrual.

The Company’s recorded investment in loans and leases that are considered impaired totaled $31.2 million at June 30, 2011, $35.2 million at December 31, 2010.  A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, loans that are 90 days or more past due, and all TDRs. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

The average recorded investment in impaired loans and leases was $33.3 million at June 30, 2011, $36.9 million at December 31, 2010, and $30.6 million at June 30, 2010.  At June 30, 2011, $19.6 million of impaired loans had specific reserve allocations of $2.6 million and $11.6 million had no specific reserve allocation.  At December 31, 2010, $15.4 million of impaired loans had specific reserve allocations of $3.2 million and $19.8 million had no specific reserve allocation.  The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserve because of the amount of collateral support with respect to these loans and previous charge-offs.  Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured.  In these cases, interest is recognized on a cash basis.  Interest income recognized on impaired loans and leases, all collected in cash, was $10,000 for the six months ended June 30, 2011 and $147,000 for the same period in 2010.

The ratio of the allowance to nonperforming loans (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 0.69 times at June 30, 2011, compared to 0.61 times at December 31, 2010, and was in line with June 30, 2010.  The slight improvement in the ratio compared to year-end 2010 reflects an increase in the balance of the allowance and a decrease in the balance of nonperforming loans.  The Company’s ratio is below our peer group ratio of 0.79 times as of March 31, 2011.  The Company’s nonperforming loans are mostly made up of collateral dependent impaired loans requiring little to no specific allowance due to the level of collateral available with respect to these loans and/or previous charge-offs.

Management reviews the loan portfolio continuously for evidence of potential problem loans and leases.  Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future.  Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its internal loan review function, identified 66 commercial relationships totaling $49.0 million at June 30, 2011, that were classified as Substandard.  This presents an improvement from the 65 commercial relationships totaling $63.9 million at December 31, 2010, which were classified as Substandard, and continued to accrue interest.  Of the 66 commercial relationships that were Substandard, there are 12 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $36.8 million. Over the past few years, the Company has seen an increase in potential problem loans as weak economic conditions have strained borrowers’ cash flows and collateral values.  The decrease in the dollar volume of potential problem loans since year-end 2010 was mainly due to the upgrade of several large commercial credits to a risk grading better than Substandard.  The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital

Total equity was $300.0 million at June 30, 2011, an increase of $26.7 million or 9.8% from December 31, 2010, mainly a result of net income of $18.2 million less cash dividends paid of $7.4 million and a $9.6 million increase in accumulated other comprehensive income.

Additional paid-in capital increased by $6.2 million, from $198.1 million at December 31, 2010, to $204.3 million at June 30, 2011, reflecting $2.5 million attributed to shares issued for an acquisition, $1.1 million related to shares issued for the employee stock ownership plan, $1.3 million related to shares issued for dividend reinvestment plans, $731,000 related to stock option exercises and related tax benefits, and $631,000 related to stock-based compensation.  Retained earnings increased by $10.8 million from $76.4 million at December 31, 2010, to $87.2 million at June 30, 2011, reflecting net income of $18.2 million less dividends paid of $7.4 million.  Accumulated other comprehensive loss declined from a net unrealized loss of $1.3 million at December 31, 2010 to a net unrealized gain of $8.4 million at June 30, 2011; reflecting a $9.1 million increase in unrealized gains on available-for-sale securities due to lower market rates, and an $565,000 increase related to postretirement benefit plans.  Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Cash dividends paid in the first six months of 2011 totaled approximately $7.4 million, representing 40.9% of year to date 2011 earnings.  Cash dividends of $0.68 per common share paid in the first six months of 2011 were up 4.6% over cash dividends of $0.65 per common share paid in the first six months of 2010.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. The table below reflects the Company’s capital position at June 30, 2011, compared to the regulatory capital requirements for “well capitalized” institutions.

REGULATORY CAPITAL ANALYSIS June 30, 2011
	Actual		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$269,193	13.98%	$211,464	10.00%
Tier 1 Capital (to risk weighted assets)	$295,653	12.73%	$126,878	6.00%
Tier 1 Capital (to average assets)	$295,653	8.39%	$160,397	5.00%

As illustrated above, the Company’s capital ratios on June 30, 2011 remain above the minimum requirements for well capitalized institutions.  Total capital as a percent of risk weighted assets increased 56 basis points from 13.4% at December 31, 2010.  Tier 1 capital as a percent of risk weighted assets increased 56 basis points from 12.2% at the end of 2009.  Tier 1 capital as a percent of average assets increased 37 basis points from 8.0% at December 31, 2010.  The increase in capital ratios over year-end 2010 reflects earnings growth out pacing asset growth.

During the first quarter of 2010, the Comptroller of the Currency (“OCC”) notified the Company that it was requiring Mahopac National Bank, one of the Company’s three banking subsidiaries, to maintain certain minimum capital ratios at levels higher than those otherwise required by applicable regulations.  The OCC is requiring Mahopac to maintain a Tier 1 capital to average assets ratio of 8.0%, a Tier 1 risk-based capital to risk-weighted capital ratio of 10.0% and a Total risk-based capital to risk-weighted assets ratio of 12.0%.  Mahopac exceeded these minimum requirements at the time of the notification and continues to maintain ratios above these minimums.  As of June 30, 2011, Mahopac had a Tier 1 capital to average assets ratio of 9.2%, a Tier 1 risk-based capital to risk-weighted capital ratio of 12.9% and a Total risk-based capital to risk-weighted assets ratio of 14.2%.

As of June 30, 2011, the capital ratios for the Company’s other two subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

In December 2010, the oversight body of the Basel Committee on Banking Supervision published the final rules on capital, leverage and liquidity.  Implementation of these new capital and liquidity requirements has created significant uncertainty with respect to future requirements for financial institutions.  The Company continues to monitor and evaluate the impact that  Basel III may have on our capital ratios.

Deposits and Other Liabilities
Total deposits of $2.6 billion at June 30, 2010 increased $76.1 million or 3.1% from December 31, 2010, due primarily to an $89.9 million increase in interest checking, savings and money market balances and a $13.0 million increase in noninterest bearing deposits offset by a $26.8 million decrease in time deposits.  Growth in personal and business deposits accounted for a majority of the increase in savings and money market balances from year end 2010.

Total deposits were up $111.8 million or 4.5% over June 30, 2010.  The increase was due to a $122.6 million increase in checking, savings and money market accounts of which $97.8 million was attributable to growth in personal and business segments and $62.0 million of growth in noninterest bearing deposits.  This was offset by a decline in time deposits of  $72.9 million compared to June 30, 2010, mainly attributable to declines in time deposits less than $100,000 as short term brokered time deposits were not renewed upon maturity.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $48.5 million at June 30, 2011, and $43.6 million at December 31, 2010. Management generally views local repurchase agreements as an alternative to large time deposits. The Company’s wholesale repurchase agreements are primarily with the FHLB and amounted to $130.0 million at June 30, 2010, comparable to $140.0 million at December 31, 2010.

The Company’s other borrowings totaled $172.6 million at June 30, 2011, down $71.6 million or 29.3% from $244.2 million at December 31, 2010.  Borrowings at June 30, 2011 included $125.0 million in FHLB term advances, $32.1 million in overnight advances and a $13.8 million advance from a money center bank.  Borrowings at year-end 2010 included $144.0 million in FHLB term advances, $79.0 million of overnight FHLB advances, and a $19.4 million advance from a money center bank.  The decrease in borrowings reflects the pay down of FHLB borrowings as a result of deposit growth and soft loan demand.  Of the $125.0 million in FHLB term advances at June 30, 2011, $110.0 million are due over one year.  In 2007, the Company elected the fair value option under FASB ASC Topic 825 for a $10.0 million advance with the FHLB.  The fair value of this advance increased by $27,000 (net mark-to-market loss of $27,000) over the six months ended June 30, 2011.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network.  In addition to core deposits, the Company uses non-core funding sources to support asset growth.  These non-core funding sources include time deposits of $100,000 or more, brokered time deposits, municipal money market deposits, securities sold under agreements to repurchase and term advances from the FHLB.  Rates and terms are the primary determinants of the mix of these funding sources.  Non-core funding sources decreased by $62.1 million or 6.2% from December 31, 2010 to $943.7 million at June 30, 2011.  Non-core funding sources, as a percentage of total liabilities, were 31.6% at June 30, 2011, compared to 33.7% at December 31, 2010.  The decrease in non-core funding sources was mainly due to the decline of brokered time deposits, FHLB advances, and securities sold under agreements to repurchase, partially offset by an increase in time deposits of $100,000 or more. With the growth in core deposits and soft loan demand over the past several quarters, the Company has paid down non-core funding sources.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $725.0 million and $682.2 million at June 30, 2011 and December 31, 2010, respectively, were either pledged or sold under agreements to repurchase. Pledged securities represented 66.0% of total securities at June 30, 2011, compared to 67.6% of total securities at December 31, 2010.

Cash and cash equivalents totaled $51.5 million as of June 30, 2011, up from $49.7 million at December 31, 2010.  Short-term investments, consisting of securities due in one year or less decreased $20.4 million to $22.1 million from $42.5 million at December 31, 2010.  The Company also has $21.1 million of securities designated as trading securities.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $660.5 million at June 30, 2011 compared with $560.8 million at December 31, 2010. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $712.7 million at June 30, 2011 as compared to $710.2 million at December 31, 2009. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At June 30, 2011, the unused borrowing capacity on established lines with the FHLB was $954.8 million. As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At June 30, 2011, total unencumbered residential mortgage loans of the Company were $193.9 million.  Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

The Company has not identified any trends or circumstances that are reasonably likely to result in material increases or decreases in liquidity in the near term.

The Company continues to evaluate the potential impact on liquidity management of regulatory proposals, including Basel III and those required under the Dodd-Frank Act, as they continue to progress through the final rule-making process.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates.  Based upon the simulation analysis performed as of May 31, 2011 a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 0.69%, while a 100 basis point parallel decline in interest rates over a one-year period would result in a decrease in one-year net interest income from the base case of 0.43%.  The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

In our most recent simulation, the base case scenario, which assumes interest rates remain unchanged from the date of the simulation, showed a slight increase in net interest margin over the next twelve months.  This is a result of the bank investing a large portion of the cash that was forecasted as earning the federal funds rate in the previous model assessment.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of June 30, 2011.  The Company’s one-year net interest rate gap was a negative $188.1 million or 5.72% of total assets at June 30, 2011, compared with a negative $152.8 million or 4.69% of total assets at December 31, 2010. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period.  This analysis suggests that the Company’s net interest income is more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment.  An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap – June 30, 2011			Repricing Interval

(in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets1	$3,012,639	$687,441	$180,089	$319,263	$1,186,793
Interest-bearing liabilities	2,411,981	1,018,512	175,546	180,870	1,374,928
Net gap position		(331,071)	4,543	138,393	(188,135)
Net gap position as a percentage of total assets		(10.07%)	0.14%	4.21%	(5.72%)

1 Balances of available secrities are shown at amortized cost

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2011.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report on Form 10-Q the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and the Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

April 1, 2011 through April 30, 2011	1,728	$41.81	0	0

May 1, 2011 through May 31, 2011	460	40.06	0	0

June 1, 2011 through June 30, 2011	0	0	0	0

Total	2,188	$41.44	0	0

Included in the table above are 1,728 shares purchased in April 2011, at an average cost of $41.81 and 460 shares purchased in May 2011, at an average cost of $40.06 by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, and were part of the director deferred compensation under that plan.

Recent Sales of Unregistered Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):  (i) Condensed consolidated Statements of Condition as of June 30, 2011 and December 31, 2010; (ii) condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; (iv) condensed Consolidated Statements of Changes in shareholders’ Equity for the six months ended June 30, 2011 and 2010; and, (v) Notes to unaudited Condensed Consolidated Financial Statements.

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities  Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   August 09, 2011

TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine
Stephen S. Romaine
President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Pages

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	55

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	56

32.1	Certification of Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350	57

32.2	Certification of Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350	58

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):  (i) Condensed consolidated Statements of Condition as of June 30, 2011 and December 31, 2010; (ii) condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; (iv) condensed Consolidated Statements of Changes in shareholders’ Equity for the six months ended June 30, 2011 and 2010; and, (v) Notes to unaudited Condensed Consolidated Financial Statements.

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities  Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.