Form 10-Q
period 2011-09-30
TOMPKINS FINANCIAL CORP
filed 2011-11-09
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒.

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date:

Class	Outstanding as of October 28, 2011
Common Stock, $0.10 par value	11,122,886 shares

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data) (Unaudited)	As of	As of
ASSETS	09/30/2011	12/31/2010

Cash and noninterest bearing balances due from banks	$57,496	$47,339
Interest bearing balances due from banks	51,173	2,226
Money market funds	100	100
Cash and Cash Equivalents	108,769	49,665

Trading securities, at fair value	20,432	22,837
Available-for-sale securities, at fair value	1,082,970	1,039,608
Held-to-maturity securities, fair value of $28,053 at September 30, 2011, and $56,064
at December 31, 2010	27,367	54,973
Loans and leases, net of unearned income and deferred costs and fees	1,951,598	1,910,358
Less: Allowance for loan and lease losses	27,878	27,832
Net Loans and Leases	1,923,720	1,882,526

Federal Home Loan Bank stock and Federal Reserve Bank stock	16,906	21,985
Bank premises and equipment, net	44,991	46,103
Corporate owned life insurance	42,656	40,024
Goodwill	43,958	41,649
Other intangible assets, net	4,318	4,207
Accrued interest and other assets	42,930	56,766
Total Assets	$3,359,017	$3,260,343

LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	1,402,542	1,230,815
Time	702,716	741,829
Noninterest bearing	570,416	523,229
Total Deposits	2,675,674	2,495,873

Federal funds purchased and securities sold under agreements to repurchase	171,943	183,609
Other borrowings, including certain amounts at fair value of $12,117 at September 30, 2011
and $11,629 at December 31, 2010	138,001	244,193
Trust preferred debentures	25,063	25,060
Other liabilities	39,001	38,200
Total Liabilities	$3,049,682	$2,986,935

EQUITY
Tompkins Financial Corporation shareholders' equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued:
11,158,796 at September 30, 2011; and 10,934,385 at December 31, 2010	1,116	1,093
Additional paid-in capital	206,010	198,114
Retained earnings	91,063	76,446
Accumulated other comprehensive income (loss)	12,097	(1,260)
Treasury stock, at cost – 92,800 shares at September 30, 2011, and 92,025 shares
at December 31, 2010	(2,501)	(2,437)

Total Tompkins Financial Corporation Shareholders’ Equity	307,785	271,956
Noncontrolling interests	1,550	1,452
Total Equity	$309,335	$273,408
Total Liabilities and Equity	$3,359,017	$3,260,343

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended		Nine Months Ended
(In thousands, except per share data) (Unaudited)	09/30/2011	09/30/2010	09/30/2011	09/30/2010
INTEREST AND DIVIDEND INCOME
Loans	$26,134	$26,675	$77,718	$80,044
Due from banks	1	5	10	27
Federal funds sold	1	5	6	14
Trading securities	213	255	668	843
Available-for-sale securities	7,524	8,215	23,110	26,009
Held-to-maturity securities	249	359	944	1,160
Federal Home Loan Bank stock and Federal Reserve Bank stock	212	230	719	731
Total Interest and Dividend Income	34,334	35,744	103,175	108,828
INTEREST EXPENSE
Time certificates of deposits of $100,000 or more	817	1,035	2,534	3,360
Other deposits	2,449	3,178	7,639	10,506
Federal funds purchased and securities sold under agreements to repurchase	1,204	1,336	3,743	4,069
Trust preferred debentures	405	407	1,197	1,210
Other borrowings	1,546	1,924	4,655	5,770
Total Interest Expense	6,421	7,880	19,768	24,915
Net Interest Income	27,913	27,864	83,407	83,913
Less: Provision for loan and lease losses	4,870	3,483	7,785	7,074
Net Interest Income After Provision for Loan and Lease Losses	23,043	24,381	75,622	76,839
NONINTEREST INCOME
Investment services income	3,425	3,423	11,090	10,764
Insurance commissions and fees	3,573	3,365	10,406	9,722
Service charges on deposit accounts	2,165	2,115	6,256	6,602
Card services income	1,271	1,105	3,785	3,147
Mark-to-market gain on trading securities	55	177	170	558
Mark-to-market loss on liabilities held at fair value	(461)	(323)	(488)	(940)
Other income	1,998	1,401	5,217	3,887
Net other-than-temporary impairment losses1	0	(34)	0	(34)
Net gain (loss) on securities transactions	286	(2)	381	173
Total Noninterest Income	12,312	11,227	36,817	33,879
NONINTEREST EXPENSES
Salaries and wages	11,190	10,611	33,225	31,618
Pension and other employee benefits	3,374	3,616	11,063	10,970
Net occupancy expense of premises	1,721	1,820	5,321	5,427
Furniture and fixture expense	1,088	986	3,325	3,312
FDIC insurance	475	978	2,057	2,747
Amortization of intangible assets	137	186	453	586
Other operating expense	5,988	6,655	18,908	19,202
Total Noninterest Expenses	23,973	24,852	74,352	73,862
Income Before Income Tax Expense	11,382	10,756	38,087	36,856
Income Tax Expense	3,490	3,233	11,956	11,818
Net Income attributable to Noncontrolling Interests and Tompkins Financial Corporation	7,892	7,523	26,131	25,038
Less: Net income attributable to noncontrolling interests	33	33	98	98
Net Income Attributable to Tompkins Financial Corporation	$7,859	$7,490	$26,033	$24,940
Basic Earnings Per Share	$0.71	$0.69	$2.37	$2.31
Diluted Earnings Per Share	$0.71	$0.69	$2.36	$2.30

1 During the three and nine months ended September 30, 2010, net other-than-temporary impairment ("OTTI") on securities available-for-sale totaling $385,000 in unrealized gains, and $872,000 in unrealized gains, respectively, were recognized, which included $351,000 and $838,000, respectively, in unrealized gains, recognized in accumulated other comprehensive income (AOCI), net of tax and $34,000 of OTTI losses recognized in earnings.

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)
	09/30/2011	09/30/2010
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$26,033	$24,940
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	7,785	7,074
Depreciation and amortization of premises, equipment, and software	3,553	3,484
Amortization of intangible assets	453	586
Earnings from corporate owned life insurance	(1,118)	(1,025)
Net amortization on securities	6,446	2,946
Other than temporary impairment loss	0	34
Mark-to-market gain on trading securities	(170)	(558)
Mark-to-market loss on liabilities held at fair value	488	940
Net gain on available-for-sale securities	(381)	(173)
Net gain on sale of loans	(378)	(685)
Proceeds from sale of loans	20,727	31,501
Loans originated for sale	(19,693)	(30,376)
Net gain on sale of bank premises and equipment	(8)	(39)
Stock-based compensation expense	998	850
(Increase) decrease in accrued interest receivable	(1,204)	940
Decrease in accrued interest payable	(417)	(608)
Proceeds from maturities and payments of trading securities	2,530	7,767
Contribution to pension plan	(2,750)	0
Other, net	10,600	7,242
Net Cash Provided by Operating Activities	53,494	54,840
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	274,728	273,384
Proceeds from sales of available-for-sale securities	59,927	13,959
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	33,379	15,496
Proceeds from sales of held-to-maturity securities	0	382
Purchases of available-for-sale securities	(362,934)	(329,699)
Purchases of held-to-maturity securities	(5,763)	(14,169)
Net increase in loans	(49,635)	(2,426)
Net decrease in Federal Home Loan Bank stock and Federal Reserve Bank stock	5,079	711
Proceeds from sale of bank premises and equipment	48	48
Purchases of bank premises and equipment	(2,607)	(2,652)
Net cash used in acquisitions	(243)	0
Other, net	(726)	(2,026)
Net Cash Used in Investing Activities	(48,747)	(46,992)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	218,915	112,364
Net decrease in time deposits	(39,114)	(23,700)
Net decrease in Federal funds purchases and securities sold under agreements to repurchase	(11,666)	(1,334)
Increase in other borrowings	45,880	0
Repayment of other borrowings	(152,560)	(26,980)
Cash dividends	(11,416)	(10,682)
Cash paid in lieu of fractional shares - 10% stock dividend	0	(7)
Shares issued for dividend reinvestment plan	2,435	2,088
Shares issued for employee stock ownership plan	1,053	1,278
Net proceeds from exercise of stock options	837	1,548
Tax benefit from stock option exercises	(7)	212
Net Cash Provided by Financing Activities	54,357	54,787
Net Increase in Cash and Cash Equivalents	59,104	62,635
Cash and cash equivalents at beginning of period	49,665	45,462
Total Cash & Cash Equivalents at End of Period	108,769	108,097
Supplemental Information:
Cash paid during the year for - Interest	$20,185	$25,523
Cash paid during the year for - Taxes	8,123	15,078
Transfer of loans to other real estate owned	457	1,845
Non-cash investing and financing activities:
Fair value of non-cash assets other than goodwill acquired in purchase acquisitions	64	0
Fair value of liabilities assumed in purchase acquisition	31	0
Goodwill related to acquisition	2,309	0
Fair value of shares issued for acquisition	2,535	0
See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income		Non-controlling Interests
	Common		Retained		Treasury
(in thousands except share and per share data)	Stock		Earnings		Stock		Total
Balances at January 1, 2010	$978	$155,589	$92,402	$(3,087)	$(2,326)	$1,452	$245,008
Net income attributable to noncontrolling
interests and Tompkins Financial Corporation			24,940			98	25,038
Other comprehensive income				11,162			11,162
Total Comprehensive Income							36,200
Cash dividends ($0.99 per share)			(10,682)				(10,682)
Exercise of stock options and
related tax benefit (62,638 shares, net)	6	1,754					1,760
Effect of 10% stock dividend (988,664 shares)1	98	35,301	(35,399)				0
Cash paid in lieu of fractional shares			(7)				(7)
Stock-based compensation expense		850					850
Shares issued for dividend reinvestment plan
(51,734 shares)	5	2,083					2,088
Shares issued for employee stock ownership plan
(34,436 shares)	4	1,274					1,278
Directors deferred compensation plan
(812 shares)		47			(47)		0
Forfeiture of restricted shares (330 shares)
Balances at September 30, 2010	$1,091	$196,898	$71,254	$8,075	$(2,373)	$1,550	$276,495

Balances at January 1, 2011	$1,093	$198,114	$76,446	$(1,260)	$(2,437)	$1,452	$273,408
Net income attributable to noncontrolling
interests and Tompkins Financial Corporation			26,033			98	26,131
Other comprehensive income				13,357			13,357
Total Comprehensive Income							39,488
Cash dividends ($1.04 per share)			(11,416)				(11,416)
Exercise of stock options and
related tax benefit (25,757 shares, net)	2	828					830
Stock-based compensation expense		998					998
Shares issued for dividend reinvestment plan
(61,262 shares)	6	2,429					2,435
Shares issued for employee stock ownership plan
(25,139 shares)	3	1,050					1,053
Directors deferred compensation plan
(775 shares)		64			(64)		0
Net shares issued related to restricted stock
awards (37,725 shares)	4						4
Stock issued for purchase acquisition (75,188 shares)	8	2,527					2,535
Forfeiture of restricted shares (660 shares)
Balances at September 30, 2011	$1,116	$206,010	$91,063	$12,097	$(2,501)	$1,550	$309,335
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

Cash and cash equivalents in the consolidated statements of cash flow include cash and noninterest bearing balances due from banks, interest-bearing balances due from banks, and money market funds.  Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that the Company is not exposed to any significant credit risk on cash and cash equivalents.

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

ASU No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of whether a Restructuring Is a Troubled Debt Restructuring”. ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist:  (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  ASU 2011-02 became effective for the Company on July 1, 2011, and did not have a significant impact on the Company’s financial statements.

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

ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment.” ASU 2011-08 amends Topic 350, “Intangibles-Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not necessary.  However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.  ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and is not expected to have a significant impact on the Corporation’s financial statements.

4. Securities

Available-for-Sale Securities
The following table summarizes available-for-sale securities held by the Company at September 30, 2011:
	Available-for-Sale Securities
September 30, 2011	Amortized Cost1	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
U.S. Treasury securities	$2,026	$62	$0	$2,088
Obligations of U.S. Government sponsored entities	350,220	14,488	21	364,687
Obligations of U.S. states and political subdivisions	56,046	2,781	13	58,814
Mortgage-backed securities – residential, issued by
U.S. Government agencies	131,668	6,386	0	138,054
U.S. Government sponsored entities	486,387	20,218	0	506,605
Non-U.S. Government agencies or sponsored entities	7,002	0	510	6,492
U.S. corporate debt securities	5,019	189	0	5,208
Total debt securities	1,038,368	44,124	544	1,081,948
Equity securities	1,022	0	0	1,022
Total available-for-sale securities	$1,039,390	$44,124	$544	$1,082,970
1 Net of other-than-temporary impairment losses recognized in earnings.

The following table summarizes available-for-sale securities held by the Company at December 31, 2010:
	Available-for-Sale Securities
December 31, 2010	Amortized Cost1	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
U.S. Treasury securities	$2,043	$86	$0	$2,129
Obligations of U.S. Government sponsored entities	402,057	7,372	1,989	407,440
Obligations of U.S. states and political subdivisions	60,707	2,339	9	63,037
Mortgage-backed securities – residential, issued by
U.S. Government agencies	143,319	3,233	539	146,013
U.S. Government sponsored entities	393,331	13,568	1,421	405,478
Non-U.S. Government agencies or sponsored entities	9,636	3	356	9,283
U.S. corporate debt securities	5,024	179	0	5,203
Total debt securities	1,016,117	26,780	4,314	1,038,583
Equity securities	1,025	0	0	1,025
Total available-for-sale securities	$1,017,142	$26,780	$4,314	$1,039,608
1 Net of other-than-temporary impairment losses recognized in earnings.

Held-to-Maturity Securities
The following table summarizes held-to-maturity securities held by the Company at September 30, 2011:

September 30, 2011	Held-to-Maturity Securities
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. states and political subdivisions	$27,367	$686	$0	$28,053
Total held-to-maturity debt securities	$27,367	$686	$0	$28,053

The following table summarizes held-to-maturity securities held by the Company at December 31, 2010:

December 31, 2010	Held-to-Maturity Securities
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. states and political subdivisions	$54,973	$1,155	$64	$56,064
Total held-to-maturity debt securities	$54,973	$1,155	$64	$56,064

Realized gains on available-for-sale securities were $286,000 and $495,000 in the third quarter and nine months ending September 30, 2011, respectively, and $1,000 and $176,000 in the same periods of 2010; realized losses on available-for-sale securities were $0 and $114,000 in the third quarter and nine months ending September 30, 2011, respectively, and $1,000 and $0 in the same time periods of 2010.

Realized losses on held-to-maturity securities were $2,000 in the third quarter and the first nine months of 2010.  The Company sold $382,000 of municipal securities that were downgraded by a rating agency.  There were no sales of held-to-maturity securities in 2011.

The following table summarizes available-for-sale securities that had unrealized losses at September 30, 2011:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored
entities	$7,155	$21	$0	$0	$7,155	$21
Obligations of U.S. states and political
subdivisions	1,138	13	0	0	1,138	13

Mortgage-backed securities – residential,
issued by
Non-U.S. Government agencies or
sponsored entities	2,302	184	4,190	326	6,492	510
Total available-for-sale securities	$10,595	$218	$4,190	$326	$14,785	$544

As of September 30, 2011, there were no held-to-maturity securities with unrealized losses.

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2010:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored
entities	$93,167	$1,989	$0	$0	$93,167	$1,989
Obligations of U.S. states and political
subdivisions	1,771	9	0	0	1,771	9

Mortgage-backed securities – residential,
issued by
U.S. Government agencies	44,288	539	0	0	44,288	539
U.S. Government sponsored entities	119,102	1,421	0	0	119,102	1,421
Non-U.S. Government agencies or
sponsored entities	0	0	8,343	356	8,343	356
Total available-for-sale securities	$258,328	$3,958	$8,343	$356	$266,671	$4,314

The following table summarizes held-to-maturity securities that had unrealized losses at December 31, 2010:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. states and political
subdivisons	$14,947	$63	$14	$1	$14,961	$64

Total held-to-maturity securities	$14,947	$63	$14	$1	$14,961	$64

The gross unrealized losses reported at September 30, 2011 and December 31, 2010 for mortgage-backed securities-residential relate to investment securities issued by U.S. government sponsored entities such as Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, and U.S. government agencies such as Government National Mortgage Association, and non U.S. Government agencies or sponsored entities.  Total gross unrealized losses were primarily attributable to changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and generally not due to the credit quality of the investment securities.

The Company does not intend to sell the securities that are in an unrealized loss position and it is not more-likely-than not that the Company will be required to sell these available-for-sale investment securities, before recovery of their amortized cost basis, which may be at maturity.  Accordingly, as of September 30, 2011, and December 31, 2010, management believes the unrealized losses detailed in the tables above are not other-than-temporary.

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

As of September 30, 2011, the Company held five mortgage backed securities, with a fair value of $6.5 million, that were not issued by U.S. Government agencies or U.S. Government sponsored entities.  In 2009, the Company determined that three of these non-U.S. Government mortgage backed securities were other-than-temporarily impaired based on an analysis of the above factors for these three securities.  As a result, the Company recorded other-than-temporary impairment charges of $2.0 million in 2009 on these investments.  The credit loss component of $146,000 was recorded as other-than-temporary impairment losses in the consolidated statement of income, while the remaining non-credit portion of the impairment loss was recognized in other comprehensive income in the consolidated statements of condition and changes in shareholders’ equity.  In 2010, the Company recorded an additional credit loss component of other-than-temporary charge of $34,000.  The Company’s review of these securities as of September 30, 2011 determined that no additional impairment charges were necessary.  As of September 30, 2011, the carrying value of these securities exceeded their fair value by $510,000.  A continuation or worsening of current economic conditions may result in additional credit loss component of other-than-temporary impairment losses related to these investments.

The following table summarizes the roll-forward of credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment is recognized in other comprehensive income:

	Three Months Ended		Nine Months Ended
(in thousands)	09/30/2011	09/30/2010	09/30/2011	09/30/2010
Credit losses at beginning of the period	$180	$146	$180	$146
Credit losses related to securities for which an other-than-temporary impairment was not
previously recognized	0	0	0	0
Credit losses related to securities for which an
other-than-temporary impairment was previously
recognized	0	34	0	34
Ending balance of credit losses on debt securities held for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$180	$180	$180	$180

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed securities are shown separately since they are not due at a single maturity date.

September 30, 2011
(in thousands)	Amortized Cost1	Fair Value
Available-for-sale securities:
Due in one year or less	$8,224	$8,316
Due after one year through five years	239,891	251,531
Due after five years through ten years	155,764	161,264
Due after ten years	9,432	9,686
Total	413,311	430,797
Mortgage-backed securities	625,057	651,151
Total available-for-sale debt securities	$1,038,368	$1,081,948
1 Net of other-than-temporary impairment losses recognized in earnings.

December 31, 2010
(in thousands)	Amortized Cost1	Fair Value
Available-for-sale securities:
Due in one year or less	$7,770	$7,867
Due after one year through five years	309,193	312,952
Due after five years through ten years	143,682	147,546
Due after ten years	9,186	9,444
Total	469,831	477,809
Mortgage-backed securities	546,286	560,774
Total available-for-sale debt securities	$1,016,117	$1,038,583
1 Net of other-than-temporary impairment losses recognized in earnings.

September 30, 2011
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$11,586	$11,628
Due after one year through five years	11,309	11,798
Due after five years through ten years	3,451	3,606
Due after ten years	1,021	1,021
Total held-to-maturity debt securities	$27,367	$28,053

December 31, 2010
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$34,645	$34,692
Due after one year through five years	15,378	16,157
Due after five years through ten years	3,765	4,024
Due after ten years	1,185	1,191
Total held-to-maturity debt securities	$54,973	$56,064

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock and non-marketable Federal Reserve Bank (“FRB”) stock, both of which are required to be held for regulatory purposes and for borrowing availability.  The required investment in FHLBNY stock is tied to the Company’s borrowing levels with the FHLBNY.  Holdings of FHBLNY stock and FRB stock totaled $14.8 million and $2.1 million at September 30, 2011, respectively, and $19.9 million and $2.1 million at December 31, 2010, respectively.  The FHLBNY continues to pay dividends and repurchase its stock.  As such, the Company has not recognized any impairment on its holdings of FHLBNY stock.

Trading Securities
The following summarizes trading securities, at estimated fair value, as of:
(in thousands)	09/30/2011	12/31/2010

Obligations of U.S. Government sponsored entities	$12,912	$13,139
Mortgage-backed securities – residential, issued by
U.S. Government sponsored entities	7,520	9,698
Total	$20,432	$22,837

The net gain on trading account securities, which reflects mark-to-market adjustments, totaled $55,000 and $170,000 for the three and nine months ended September 30, 2011, respectively, and $177,000 and $558,000 for the three and nine months ended September 30, 2010, respectively.

5. Loans and Leases
Loans and Leases at September 30, 2011, and December 31, 2010 were as follows:
(in thousands)	09/30/2011	12/31/2010
Commercial and industrial
Agriculture	$48,557	$65,918
Commercial and industrial other	416,484	409,432
Subtotal commercial and industrial	465,041	475,350
Commercial real estate
Construction	45,010	58,519
Agriculture	52,785	48,485
Commercial real estate other	669,411	619,458
Subtotal commercial real estate	767,206	726,462
Residential real estate
Home equity	161,710	164,765
Mortgages	485,212	462,032
Subtotal residential real estate	646,922	626,797
Consumer and other
Indirect	34,783	41,668
Consumer and other	31,617	31,757
Subtotal consumer and other	66,400	73,425
Leases	7,244	9,949
Total loans and leases	1,952,813	1,911,983
Less: unearned income and deferred costs and fees	(1,215)	(1,625)
Total loans and leases, net of unearned income and deferred costs and fees	$1,951,598	$1,910,358

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures.  Management reviews these policies and procedures on a regular basis.  The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 5 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no significant changes in these policies and guidelines.  As such, these policies are reflective of new originations as well as those balances held at September 30, 2011.  The Company’s Board of Directors approves the lending policies at least annually.  The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines.  Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments are due.  Generally loans are placed on nonaccrual status if principal or interest payments become 90 days or more past due and/or management deem the collectability of the principal and/or interest to be in question, as well as when required by regulatory requirements.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  Payments received on loans on nonaccrual are generally applied to reduce the principal balance of the loan.  Loans are generally returned to accrual status when all the principal and interest amounts contractually due are brought current, the borrower has established a payment history, and future payments are reasonably assured.  When management determines that the collection of principal in full is improbable, management will charge-off a partial amount or full amount of the loan balance.  Management considers specific facts and circumstances relative to each individual credit in making such a determination.  For residential and consumer loans, management uses specific regulatory guidance and thresholds for determining charge-offs.

An age analysis of past due loans, segregated by class of loans, as of September 30, 2011 is provided below.
	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing	Nonaccrual
(in thousands)
Commercial and industrial
Agriculture	$39	$0	$48,518	$48,557	$0	$144
Commercial and industrial other	816	626	415,042	416,484	0	8,999
Subtotal commercial and industrial	855	626	463,560	465,041	0	9,143
Commercial real estate
Construction	7	7,827	37,176	45,010	0	7,924
Agriculture	186	207	52,392	52,785	0	382
Commercial real estate other	4,194	5,280	659,937	669,411	0	14,465
Subtotal commercial real estate	4,387	13,314	749,505	767,206	0	22,771
Residential real estate
Home equity	262	1,242	160,206	161,710	379	1,236
Mortgages	3,551	6,573	475,088	485,212	0	7,004
Subtotal residential real estate	3,813	7,815	635,294	646,922	379	8,240
Consumer and other
Indirect	84	231	34,468	34,783	0	14
Consumer and other	762		30,855	31,617	0	240
Subtotal consumer and other	846	231	65,323	66,400	0	254
Leases	15	0	7,229	7,244	0	11
Total loans and leases	9,916	21,986	1,920,911	1,952,813	379	40,419
Less: unearned income and
deferred costs and fees	0	0	0	(1,215)	0	0
Total loans and leases, net of
unearned income and deferred costs and fees	$9,916	$21,986	$1,920,911	$1,951,598	$379	$40,419

An age analysis of past due loans, segregated by class of loans, as of December 31, 2010 is provided below.
	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing	Nonaccrual
(in thousands)
Commercial and industrial
Agriculture	50	118	65,750	65,918	0	165
Commercial and industrial other	3,131	1,443	404,858	409,432	842	7,106
Subtotal commercial and industrial	3,181	1,561	470,608	475,350	842	7,271
Commercial real estate
Construction	8	176	58,335	58,519	0	13,003
Agriculture	189	0	48,296	48,485	0	0
Commercial real estate other	1,943	4,094	613,421	619,458	0	11,788
Subtotal commercial real estate	2,140	4,270	720,052	726,462	0	24,791
Residential real estate
Home equity	262	1,434	163,069	164,765	368	1,429
Mortgages	4,709	6,257	451,066	462,032	0	7,682
Subtotal residential real estate	4,971	7,691	614,135	626,797	368	9,111
Consumer and other
Indirect	926	311	40,431	41,668	7	309
Consumer and other	0	0	31,757	31,757	0	0
Subtotal consumer and other	926	311	72,188	73,425	7	309
Leases	0	0	9,949	9,949	0	19
Total loans and leases	11,218	13,833	1,886,932	1,911,983	1,217	41,501
Less: unearned income and
deferred costs and fees	0	0	0	(1,625)	0	0
Total loans and leases, net of
unearned income and deferred costs and fees	$11,218	$13,833	$1,886,932	$1,910,358	$1,217	$41,501

The principal balances of nonperforming loans and leases, including impaired loans and leases are detailed in the table below.

(in thousands)	09/30/2011	12/31/2010
Loans 90 days past due and accruing	$379	$1,217
Nonaccrual loans	40,419	41,501
Troubled debt restructurings not included above	441	2,564
Nonperforming loans and leases	$41,239	$45,282

6.  Allowance for Loan and Lease Losses

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations.  Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values.  While management’s evaluation of the allowance as of September 30, 2011, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase the allowance.

The following tables detail activity in the allowance for loan and lease losses by portfolio segment for the three and nine months ended September 30, 2011 and 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended September 30, 2011
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:

Beginning balance	$7,840	$14,444	$4,425	$1,605	$47	$28,361

Charge-offs	(2)	(5,014)	(308)	(168)	0	(5,492)
Recoveries	14	52	1	72	0	139
Provision	717	4,371	(109)	(101)	(8)	4,870
Ending Balance	$8,569	$13,853	$4,009	$1,408	$39	$27,878

Three months ended September 30, 2010
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:

Beginning balance	$7,277	$13,459	$3,507	$2,215	$72	$26,530

Charge-offs	(1,255)	(25)	(70)	(176)	0	(1,526)
Recoveries	39	15	52	91	0	197
Provision	1,872	1,459	100	58	(6)	3,483
Ending Balance	$7,933	$14,908	$3,589	$2,188	$66	$28,684

Nine months ended September 30, 2011
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:

Beginning balance	$7,824	$14,445	$3,526	$1,976	$61	$27,832

Charge-offs	(1,259)	(5,383)	(1,503)	(436)	0	(8,581)
Recoveries	407	157	33	245	0	842
Provision	1,597	4,634	1,953	(377)	(22)	7,785
Ending Balance	$8,569	$13,853	$4,009	$1,408	$39	$27,878

Nine months ended September 30, 2010
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:

Beginning balance	$7,304	$11,119	$3,616	$2,230	$81	$24,350

Charge-offs	(2,245)	(347)	(432)	(709)	0	(3,733)
Recoveries	417	214	85	277	0	993
Provision	2,457	3,922	320	390	(15)	7,074
Ending Balance	$7,933	$14,908	$3,589	$2,188	$66	$28,684

At September 30, 2011 and December 31, 2010, the allocation of the allowance for loan and lease losses summarized on the basis of the Company's impairment methodology was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

September 30, 2011
Individually evaluated for
impairment	$2,338	$509	$0	$0	$0	$2,847
Collectively evaluated for
impairment	6,231	13,344	4,009	1,408	39	25,031
Ending balance	$8,569	$13,853	$4,009	$1,408	$39	$27,878

December 31, 2010
Individually evaluated for
impairment	$682	$2,554	$0	$0	$0	$3,236
Collectively evaluated for
impairment	7,142	11,891	3,526	1,976	61	24,596
Ending balance	$7,824	$14,445	$3,526	$1,976	$61	$27,832

The recorded investment in loans and leases summarized on the basis of the Company's impairment methodology as of September 30, 2011 and December 31, 2010 was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

September 30, 2011
Individually evaluated for
impairment	$8,387	$21,184	$0	$0	$0	$29,571
Collectively evaluated for
impairment	456,654	746,022	646,922	66,400	7,244	1,923,242
Total	$465,041	$767,206	$646,922	$66,400	$7,244	$1,952,813

December 31, 2010
Individually evaluated for
impairment	$5,617	$29,622	$0	$0	$0	$35,239
Collectively evaluated for
impairment	469,733	696,840	626,797	73,425	9,949	1,876,744
Total	$475,350	$726,462	$626,797	$73,425	$9,949	$1,911,983

A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans and loans that are 90 days or more past due, and all loans restructured in a troubled debt restructuring (TDR). Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.  The majority of impaired loans are collateral dependant impaired loans that have limited exposure or require limited specific reserves because of the amount of collateral support with respect to these loans, and previous charge-offs.  Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured.  In these cases, interest is recognized on a cash basis.

Impaired loans are set forth in the tables below as of September 30, 2011 and December 31, 2010.

September 30, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment		Interest Income Recognized
				Quarter to date	Year to date	Quarter to date	Year to date
With no related allowance

Commercial and industrial
Commercial and industrial other	$3,395	$3,816	$0	$2,978	2,875	$0	0
Commercial real estate
Construction	7,400	13,187	0	10,027	10,400	0	0
Commercial real estate other	13,275	13,308	0	9,956	11,640	14	24
Residential real estate other	387	387	0	375	399	0	0
Subtotal	$24,457	$30,698	$0	$23,336	25,314	$14	24

With related allowance

Commercial and industrial
Commercial and industrial other	4,992	4,992	2,338	2,226	1,350	0	0
Commercial real estate
Commercial real estate other	509	509	509	1,922	864	0	0
Subtotal	$5,501	$5,501	$2,847	$4,148	2,214	$0	0
Total	$29,958	$36,199	$2,847	$27,484	27,528	$14	24

December 31, 2010
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance

Commercial and industrial
Agriculture	$724	$724	$0
Commercial and industrial other	3,393	4,336	0
Commercial real estate
Commercial real estate other	15,675	15,831	0
Subtotal	$19,792	$20,891	$0

With related allowance

Commercial and industrial
Commercial and industrial other	1,500	1,500	682
Commercial real estate
Construction	12,816	13,400	1,927
Commercial real estate other	1,131	1,303	627
Subtotal	$15,447	$16,203	$3,236
Total	$35,239	$37,094	$3,236

The average recorded investment in impaired loans and leases for the three and nine months ended September 30, 2010 was $30.4 million and $32.4 million, respectively, and interest income recognized on these impaired loans and leases, all collected in cash, was $42,000 and $147,000 for the same period.
Loans are considered modified in a troubled debt restructuring (“TDR”) when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider.  These modifications may include, among others, an extension for the term of the loan, and granting a period when interest-only payments can be made with the principal payments made over the remaining term of the loan or at maturity.

The following tables present loans by class modified as troubled debt restructurings that occurred during the three and nine months ended September 30, 2011.

Troubled Debt Restructuring

September 30, 2011	Three months ended			Nine months ended
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
(in thousands)
Commercial and industrial
Commercial and industrial other	4	2,115	2,115	6	2,694	2,694

Commercial real estate
Commercial real estate other	14	8,023	8,023	14	8,023	8,023

Residential real estate
Mortgages	2	387	387	2	387	387

Total	20	$10,525	$10,525	22	$11,104	$11,104

The Company recognized TDRs with a balance of $10.6 million and $11.1 million for the three and nine month periods ended September 30, 2011.  Specific reserves with an ending balance of $509,000 have been allocated to customers whose loan terms have been modified in TDRs as of September 30, 2011.  The loans requiring these specific reserves were impaired prior to the troubled debt restructuring and there was no change in the specific reserve related to these loans.  The Company is not committed to lend additional amounts as of September 30, 2011 to customers with outstanding loans that are classified as TDRs.

There were no charge-offs taken on these TDRs for the three and nine months ended September 30, 2011.

A loan that was restructured as a TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.  During the three and nine months ended September 30, 2011, only one TDR, a commercial mortgage loan with a recorded balance of $184,000 that had been restructured in the 12 months prior to September 30, 2011, became 91 days past due.

The following tables present credit quality indicators (internal risk grade) by class of commercial and industrial loans and commercial real estate loans as of September 30, 2011 and December 31, 2010.

September 30, 2011
	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total

(in thousands)
Internal risk grade:
Pass	$380,253	$44,455	$592,910	$46,892	$27,218	$1,091,728
Special Mention	15,672	3,437	33,832	3,376	10,380	66,697
Substandard	20,559	665	42,160	2,517	7,412	73,313
Doubtful	0	0	509	0	0	509
Total	$416,484	$48,557	$669,411	$52,785	$45,010	$1,232,247

December 31, 2010
	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total

(in thousands)
Internal risk grade:
Pass	$355,153	$53,302	$537,195	$37,894	$45,703	$1,029,247
Special Mention	28,478	3,570	43,138	5,734	0	80,920
Substandard	25,801	9,046	39,125	4,857	12,816	91,645
Doubtful	0	0	0	0	0	0
Total	$409,432	$65,918	$619,458	$48,485	$58,519	$1,201,812

The following tables present credit quality indicators by class of residential real estate loans and by class of consumer loans. Nonperforming loans include nonaccrual, impaired, and loans 90 days past due and accruing interest.  All other loans are considered performing as of September 30, 2011 and December 31, 2010.

September 30, 2011
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Performing	$160,095	$478,208	$34,769	$31,377	$704,449
Nonperforming	1,615	7,004	14	240	8,873
Total	$161,710	$485,212	$34,783	$31,617	$713,322

December 31, 2010
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Performing	$162,968	$454,350	$41,352	$31,757	$690,427
Nonperforming	1,797	7,682	316	0	9,795
Total	$164,765	$462,032	$41,668	$31,757	$700,222

7. Earnings Per Share

The Company follows the provisions of FASB ASC Topic 260, Earnings Per Share (“EPS”).   A computation of Basic EPS and Diluted EPS for the three and nine months ending September 30, 2011, and 2010 is presented in the table below.

Three months ended September 30, 2011
(in thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS:
Net income attributable to Tompkins Financial Corporation	$7,859	11,049,831	$0.71

Effect of potentially dilutive common shares:		74,500

Diluted EPS:

Net income attributable to Tompkins Financial Corporation plus assumed conversions	$7,859	11,124,331	$0.71

The effect of dilutive securities calculation for the three-month period ended September 30, 2011, excludes stock options and stock appreciation rights covering an aggregate of 755,428 shares of common stock because they are anti-dilutive.

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

The effect of dilutive securities calculation for the three-month period ended September 30, 2010, excludes stock options and stock appreciation rights covering an aggregate of 690,249 shares of common stock because they are anti-dilutive.

Nine months ended September 30, 2011
(in thousands except share and per share data)	Net Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic EPS:
Net income attributable to Tompkins Financial Corporation	$26,033	10,977,446	$2.37

Effect of potentially dilutive common shares:		50,774

Diluted EPS:

Net income attributable to Tompkins Financial Corporation plus assumed conversions	$26,033	11,028,220	$2.36

The effect of dilutive securities calculation for the nine-month period ended September 30, 2011, excludes stock options and stock appreciation rights covering an aggregate of 713,354 shares of common stock because they are anti-dilutive.

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

The effect of dilutive securities calculation for the nine-month period ended September 30, 2010, excludes stock options and stock appreciation rights covering an aggregate of 706,348 shares of common stock because they are anti-dilutive.

8. Comprehensive Income
	Three Months Ended		Nine Months Ended
(in thousands)	09/30/2011	09/30/2010	09/30/2011	09/30/2010
Net income attributable to noncontrolling interests and
Tompkins Financial Corporation	$7,892	$7,523	$26,131	$25,038

Other comprehensive income loss, net of tax:

Unrealized gain on available-for-sale securities:
Net unrealized holding gain on available-for-sale
securities arising during the period.	3,772	1,618	12,900	9,923
Memo: Pre-tax net unrealized holding gain	6,284	2,697	21,495	16,536

Reclassification adjustment for net realized (gain) loss
on sale included in of available-for-sale securities	(172)	1	(229)	(104)
Memo: Pre-tax net realized (gain)/loss	(286)	2	(381)	(173)

Other-than-temporary impairment on available-for-sale
securities1	-	211	-	503
Memo: Pre-tax unrealized loss	-	351	-	838

Employee benefit plans:
Amortization of actuarial losses, prior service cost, and transition obligation	122	280	686	840
Memo: Pre-tax amounts	203	467	1,143	1,400

Other comprehensive income	3,722	2,110	13,357	11,162

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	11,614	9,633	39,488	36,200
Less: Other comprehensive income attributable to noncontrolling interests	(33)	(33)	(98)	(98)
Total comprehensive income attributable to Tompkins Financial Corporation	$11,581	$9,600	$39,390	$36,102

1 During the three and nine months ended September 30, 2010, net other-than-temporary impairment ("OTTI") on securities available-for-sale totaling $385,000 in unrealized gains, and $872,000 in unrealized gains, respectively, were recognized, which included $351,000 and $838,000, respectively, in unrealized gains, recognized in accumulated other comprehensive income ("AOCI"), net of tax and $34,000 of OTTI losses recognized in earnings.

9. Employee Benefit Plan

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

Components of Net Period Benefit Cost

	Pension Benefits		Life and Health		SERP Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
(in thousands)	09/30/2011	09/30/2010	09/30/2011	09/30/2010	09/30/2011	09/30/2010
Service cost	$589	$538	$22	$23	$50	$46
Interest cost	734	646	95	96	155	147
Expected return on plan assets for the period	(951)	(675)	0	0	0	0
Amortization of transition liability	0	0	17	17	0	0
Amortization of prior service cost	(31)	(29)	6	4	25	25
Amortization of net loss	147	463	8	0	33	26
FAS 88 curtailment gain	0	(39)	0	0	0	0
Net periodic benefit cost	$488	$904	$148	$140	$263	$244

	Pension Benefits		Life and Health		SERP Benefits
	Nine Months Ended		Nine Months Ended		Nine Months Ended
(in thousands)	09/30/2011	09/30/2010	09/30/2011	09/30/2010	09/30/2011	09/30/2010
Service cost	$1,723	$1,614	$88	$70	$150	$139
Interest cost	2,073	1,938	285	288	465	441
Expected return on plan assets for the period	(2,762)	(2,025)	0	0	0	0
Amortization of transition liability	0	0	51	50	0	0
Amortization of prior service cost	(93)	(88)	12	12	75	76
Amortization of net loss	993	1,389	9	0	98	77
FAS 88 curtailment gain	0	(116)	0	0	0	0
Net periodic benefit cost	$1,934	$2,712	$445	$420	$788	$733

The Company realized approximately $686,000 and $840,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive income, for the nine months ended September 30, 2011 and 2010, respectively.

The Company is not required to contribute to the pension plan in 2011, but it may make voluntary contributions. The Company contributed $2.8 million to the pension plan in the first nine months of 2011.

In the first quarter of 2010, the Company stopped admitting new employees to its noncontributory defined-benefit retirement and pension plan. Employees hired after January 1, 2010 participate in a defined contribution plan. Effective July 1, 2011 the Company split the noncontributory defined-benefit retirement and pension plan, with no change in benefits to any participants. Current employees who are still receiving credits and/or benefit accruals remain in the existing plan. All other participants in the plan were placed into a new plan. The above disclosures reflect the combined costs of the two defined benefit plans.

10.  Stock Plans

Under Tompkins Financial Corporation 2009 Equity Plan (“2009 Equity Plan”), the Company may grant incentive stock options, non-qualified stock options, stock appreciation rights, shares of restricted stock and restricted stock units covering up to 820,000 common shares to certain officers, employees, and nonemployee directors.  Prior to the adoption of the 2009 Equity Plan, the Company had similar stock option plans, which remain in effect solely with respect to unexercised options issued under these plans.  The Company granted 155,725 equity awards to its employees in the third quarter of 2011.  The third quarter 2011 awards included 37,725 shares of restricted stock and 118,000 shares of stock appreciation rights.  The Company’s practice is to issue original issue shares of its common stock upon exercise of equity awards rather than treasury shares.

The Company uses the Black-Scholes option-valuation model to determine the fair value of each incentive stock option and stock appreciation right at the date of grant.  This valuation model estimates fair value based on the assumptions listed in the table below.  The risk-free interest rate is the interest rate available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the share option at the time of grant.  The expected dividend yield is based on dividend trends and the market price of the Company’s stock price at grant.  Volatility is largely based on historical volatility of the Company’s stock price.  Expected term is based upon historical experience of employee exercises and terminations as well as the vesting term of the grants.  The fair values of the grants are expensed over the vesting period.

	2011	2010	2009
Weighted per share average fair value at granted date	$9.26	$13.12	$13.12
Risk-free interest rate	1.28%	2.90%	2.90%
Expected dividend yield	4.10%	3.13%	3.13%
Volatility	39.19%	40.03%	40.03%
Expected life (years)	6.50	6.50	6.50

For the three and nine months ended September 30, 2011, stock-based compensation expense was $367,000 and $998,000 compared to $281,000 and $850,000 for the same periods in 2010.

The Company granted 1,800 equity awards to its employees in 2010, including 1,600 stock appreciation rights and 200 shares of restricted stock.

11. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below. Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the years presented below are stated separately.

	Three Months Ended		Nine Months Ended
(in thousands)	09/30/2011	09/30/2010	09/30/2011	09/30/2010
Noninterest Income
Other service charges	$598	$546	$1,703	$1,627
Increase in cash surrender value of corporate owned life insurance	357	314	1,118	1,025
Net gain on sale of loans	78	346	378	685
Miscellaneous Investments	42	54	739	134
Other income	923	141	1,279	416
Total other income	$1,998	$1,401	$5,217	$3,887
Noninterest Expenses
Marketing expense	$926	$936	$2,709	$2,955
Professional fees	626	835	2,072	2,628
Software licensing and maintenance	870	875	2,735	2,693
Cardholder expense	502	472	1,467	1,345
Other expenses	3,064	3,537	9,925	9,581
Total other operating expense	$5,988	$6,655	$18,908	$19,202

12.  Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  The Company extends standby letters of credit to its customers in the normal course of business.  The standby letters of credit are generally short-term.  As of September 30, 2011, the Company’s maximum potential obligation under standby letters of credit was $54.6 million compared to $54.4 million at December 31, 2010.  Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty.  Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

13. Segment and Related Information

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

As of and for the three months ended September 30, 2011
(in thousands)	Banking	Financial Services	Intercompany	Consolidated
Interest income	$34,241	$68	$25	$34,334
Interest expense	6,396	0	25	6,421
Net interest income	27,845	68	0	27,913
Provision for loan and lease losses	4,870	0	0	4,870
Noninterest income	5,402	7,221	(311)	12,312
Noninterest expense	18,734	5,550	(311)	23,973
Income before income tax expense	9,643	1,739	0	11,382
Income tax expense	2,839	651	0	3,490
Net Income attributable to noncontrolling interests and
Tompkins Financial Corporation	6,804	1,088	0	7,892
Less: Net income attributable to noncontrolling interests	33	0	0	33
Net Income attributable to Tompkins Financial
Corporation	$6,771	$1,088	$0	$7,859

Depreciation and amortization	$1,104	$73	$0	$1,177
Assets	3,332,350	31,049	(4,382)	3,359,017
Goodwill	23,600	20,358	0	43,958
Other intangibles, net	2,587	1,731	0	4,318
Net loans and leases	1,923,720	0	0	1,923,720
Deposits	2,679,675	0	(4,001)	2,675,674
Total equity	284,705	24,630	0	309,335

As of and for the three months ended September 30, 2010
(in thousands)	Banking	Financial Services	Intercompany	Consolidated
Interest income	$35,662	$81	$1	$35,744
Interest expense	7,879	0	1	7,880
Net interest income	27,783	81	0	27,864
Provision for loan and lease losses	3,483	0	0	3,483
Noninterest income	4,458	6,774	(5)	11,227
Noninterest expense	19,471	5,386	(5)	24,852
Income before income tax expense	9,287	1,469	0	10,756
Income tax expense	2,699	534	0	3,233
Net Income attributable to noncontrolling interests and
Tompkins Financial Corporation	6,588	935	0	7,523
Less: Net income attributable to noncontrolling interests	33	0	0	33
Net Income attributable to Tompkins Financial
Corporation	$6,555	$935	$0	$7,490

Depreciation and amortization	$1,063	$68	$0	$1,131
Assets	3,223,266	28,239	(4,394)	3,247,111
Goodwill	23,600	17,989	0	41,589
Other intangibles, net	2,939	1,377	0	4,316
Net loans and leases	1,885,380	0	0	1,885,380
Deposits	2,532,526	0	(3,998)	2,528,528
Total equity	254,750	21,745	0	276,495

For the nine months ended September 30, 2011
(in thousands)	Banking	Financial Services	Intercompany	Consolidated
Interest income	$102,974	$209	$(8)	$103,175
Interest expense	19,775	1	(8)	19,768
Net interest income	83,199	208	0	83,407
Provision for loan and lease losses	7,785	0	0	7,785
Noninterest income	15,974	21,805	(962)	36,817
Noninterest expense	58,274	17,040	(962)	74,352
Income before income tax expense	33,114	4,973	0	38,087
Income tax expense	10,156	1,800	0	11,956
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	22,958	3,173	0	26,131
Less: Net income attributable to noncontrolling interests	98	0	0	98
Net Income attributable to Tompkins Financial Corporation	$22,860	$3,173	$0	$26,033

Depreciation and amortization	$3,328	$225	$0	$3,553

For the nine months ended September 30, 2010
(in thousands)	Banking	Financial Services	Intercompany	Consolidated
Interest income	$108,596	$241	$(9)	$108,828
Interest expense	24,922	2	(9)	24,915
Net interest income	83,674	239	0	83,913
Provision for loan and lease losses	7,074	0	0	7,074
Noninterest income	13,924	20,439	(484)	33,879
Noninterest expense	57,881	16,465	(484)	73,862
Income before income tax expense	32,643	4,213	0	36,856
Income tax expense	10,264	1,554	0	11,818
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	22,379	2,659	0	25,038
Less: Net income attributable to noncontrolling interests	98	0	0	98
Net Income attributable to Tompkins Financial Corporation	$22,281	$2,659	$0	$24,940

Depreciation and amortization	$3,277	$207	$0	$3,484

14.  Fair Value

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2011, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
September 30, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	09/30/2011	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored
entities	$12,912	$12,912	$0	$0
Mortgage-backed securities – residential
U.S. Government sponsored entities	7,520	7,520	0	0
Available-for-sale securities
U.S. Treasury securities	2,088	2,088	0	0
Obligations of U.S. Government sponsored
entities	364,687	0	364,687	0
Obligations of U.S. states and political subdivisions	58,814	0	58,814	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	138,054	0	138,054	0
U.S. Government sponsored entities	506,605	0	506,605	0
Non-U.S. Government agencies or sponsored entities	6,492	0	6,492	0
U.S. corporate debt securities	5,208	0	5,208	0
Equity securities	1,022	0	0	1,022

Borrowings
Other borrowings	12,117	0	12,117	0

Recurring Fair Value Measurements
December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	12/31/2010	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored
entities	$13,139	$13,139	$0	$0
Mortgage-backed securities – residential
U.S. Government sponsored entities	9,698	9,698	0	0
Available-for-sale securities
U.S. Treasury securities	2,129	2,129	0	0
Obligations of U.S. Government sponsored
entities	407,440	0	407,440	0
Obligations of U.S. states and political subdivisions	63,037	0	63,037	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	146,013	0	146,013	0
U.S. Government sponsored entities	405,478	0	405,478	0
Non-U.S. Government agencies or sponsored entities	9,283	0	9,283	0
U.S. corporate debt securities	5,203	0	5,203	0
Equity securities	1,025	0	0	1,025

Borrowings
Other borrowings	11,629	0	11,629	0

There were no significant transfers between Levels 1 and 2 for the three and nine months ended September 30, 2011.

There was no significant change in the fair value of the $1.0 million of available-for-sale securities valued using significant unobservable inputs (Level 3), between January 1, 2011 and September 30, 2011.

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

Fair values of borrowings are estimated using Level 2 inputs based upon observable market data.  The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party.  The Company’s potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLB borrowings at September 30, 2011.

Certain assets are measured at fair value on a nonrecurring basis.  For the Company, these include loans held for sale, collateral dependent impaired loans, and other real estate owned.  During the third quarter of 2011, certain collateral dependent impaired loans and other real estate owned were remeasured and reported at fair value through a specific valuation allowance for loan and lease losses based upon the fair value of the underlying collateral.  Collateral values are estimated using Level 2 inputs based upon observable market data.

Non-Recurring Fair Value Measurements
September 30, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	09/30/2011	(Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans	$13,074	$0	$13,074	$0
Other real estate owned	1,632	0	1,633	0

Non-Recurring Fair Value Measurements
December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	12/31/2010	(Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans	$17,691	$0	$17,691	$0
Other real estate owned	1,256	0	1,256	0

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010.  The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

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

Estimated Fair Value of Financial Instruments	09/30/2011		12/31/2010
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:

Cash and cash equivalents	$108,769	$108,769	$49,665	$49,665
Securities – trading	20,432	20,432	22,837	22,837
Securities – available-for-sale	1,082,970	1,082,970	1,039,608	1,039,608
Securities – held-to-maturity	27,367	28,053	54,973	56,064
Loans and leases, net 1	1,923,720	1,988,935	1,882,526	1,928,287
FHLB and FRB stock	16,906	16,906	21,985	21,985
Accrued interest receivable	12,717	12,717	11,513	11,513

Financial Liabilities:
Time deposits	$702,716	$706,395	$741,829	$746,434
Other deposits	1,972,958	1,972,958	1,754,044	1,754,044
Securities sold under agreements to repurchase	171,943	183,304	183,609	193,510
Other borrowings	125,884	140,589	232,564	245,891
Other borrowings (valued at fair value)	12,117	12,117	11,629	11,629
Trust preferred debentures	25,063	25,312	25,060	25,513
Accrued interest payable	1,386	1,386	1,803	1,803

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Tompkins Financial Corporation (“Tompkins” or the “Company”) is a registered financial holding company incorporated in 1995 under the laws of the State of New York and its common stock is listed on the NYSE-Amex (Symbol: TMP).  Tompkins is headquartered at The Commons, Ithaca, New York.  The Company is a locally-oriented, community-based financial services organization that offers a full array of financial products and services, including commercial and consumer banking, leasing, trust and investment services, financial planning and wealth management, insurance and brokerage services.  Tompkins subsidiaries include: three wholly-owned community banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile and The Mahopac National Bank; a wholly-owned registered investment advisor, AM&M Financial Services, Inc. (“AM&M”); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”).  AM&M and the trust division of the Trust Company provide a full suite of investment services under the Tompkins Financial Advisors division, including investment management, trust and estate, financial and tax planning as well as life, disability and long term care insurance services.  Unless the context otherwise requires, the term “Company” refers collectively to Tompkins Financial Corporation and its subsidiaries.

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

In June 2011, Tompkins Insurance acquired all the outstanding shares of Olver & Associates, Inc, (“Olver”), a property and casualty insurance agency located in Ithaca, New York.  The two principal officers and staff continued with Olver after the acquisition.  The acquisition-date fair value of the consideration paid was $3.2 million and included $250,000 of cash and 75,188 shares of Tompkins’ common stock.  Including the present value of expected contingent payments, the Company recorded the following intangible assets as a result of the acquisition: goodwill ($2.3 million), customer related intangible ($403,000) and a covenant-not-to-compete ($190,000).  The values of the customer related intangible and covenant-not-to-compete are being amortized over 15 years and 5 years, respectively.  The goodwill is not being amortized but will be evaluated at least annually for impairment.  The goodwill is not deductible for taxes.  The agreement also provided for the possibility of annual contingent post-closing payments, based upon certain criteria being met.  Maximum contingent payments are $100,000 and are payable in Tompkins’ common stock.

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

Banking and financial services are highly regulated.  As a financial holding company with three community banks and an investment advisor, the Company and its subsidiaries are subject to examination and regulation by the Federal Reserve Board (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), the Office of the Comptroller of the Currency, and the New York State Department of Financial Services.  Additionally, the Company is subject to examination and regulation from the Department of Financial Services, the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority.

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

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2011.  It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and the Unaudited Condensed Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

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

In this Report there are comparisons of the Company’s performance to that of a peer group.  Unless otherwise stated, this peer group is comprised of the group of 89 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s “Bank Holding Company Performance Report” for June 30, 2011 (most recent report available).

OVERVIEW

Net income for the three months ended September 30, 2011 totaled $7.9 million, an increase of 4.9% compared to $7.5 million reported for the three months ended September 30, 2010.  Net income totaled $26.0 million for the first nine months of 2011, compared to $24.9 million for the same period in 2010.  Diluted earnings per share for the three and nine months ended September 30, 2011 were $0.71 and $2.36, respectively, compared to $0.69 and $2.30 reported for the same periods in 2010.  Improvement in fee-based businesses as well as an increase in other income contributed to the improved performance in 2011.

Return on average assets (“ROA”) for the quarter ended September 30, 2011 was 0.95% and was in line with the quarter ended September 30, 2010.  Return on average shareholders’ equity (“ROE”) for the third quarter of 2011 was 10.29%, compared to 10.86% for the same period in 2010.  For the nine month period ended September 30, 2011 ROA was 1.06% compared to 1.05% for the same period in 2010.  ROE for the nine months ended September 30, 2011, was 12.0% compared to 12.77% for the same period in 2010.  Tompkins’ ROA and ROE continue to compare favorably to peer ratios, ranking in the 88th percentile for ROA and the 89th percentile for ROE.

Total revenues, consisting of net interest income and noninterest income, were $40.2 million in the third quarter of 2011 and $120.2 million for the first nine months of 2011, up 2.9% and 2.1% over the comparable periods in 2010.  Noninterest income for the three and nine months ended September 30, 2011 was up 9.7% and 8.7%, respectively, while net interest income was relatively flat when compared to the same periods in 2010.

The provision for loan and lease losses totaled $4.9 million and $7.8 million, respectively, in the third quarter and year to date periods of 2011, up 39.8% and 10.1% when compared to the $3.5 million and $7.1 million reported for the same periods in 2010.

Noninterest expenses for the three months ended September 30, 2011 were down 3.5% when compared to the same period in 2010, and were relatively flat for the year-to-date period ended September 30, 2011 compared to the same period prior year.  Contributing to the variance was lower FDIC insurance expense and other operating expense.

Segment Reporting
The Company operates in two business segments, banking and financial services.   Financial services activities consist of the results of the Company’s trust, financial planning and wealth management, broker-dealer services, and risk management operations.  All other activities are considered banking.

Banking Segment
The banking segment reported net income of $6.8 million for the third quarter of 2011, up $216,000 or 3.3% from net income of $6.6 million for the same period in 2010.  For the current year to date period, net income was $22.9 million, an increase of $579,000 or 2.6% over the same period last year.  The increases in net income in the quarter and year to date periods were the result of higher noninterest income due to an increase in card services income, net gains on securities transactions and an increase in non-core investment income. These factors were partially offset by increases in noninterest expense led by higher salaries and employee benefits costs.

Net interest income for the three and nine months ended September 30, 2011, was down $62,000 or 0.2% and $475,000 or 0.6%, respectively, driven mainly by declines in average earning assets yields which could not be fully offset by the decrease in funding costs, and increase in average earning assets, as growth in average earning assets and lower funding cost did not offset the decrease in average earning asset yields.

The provision for loan and lease losses totaled $4.9 million and $7.8 million for the three and nine months ended September 30, 2011, respectively compared to $3.5 million and $7.1 million for the same periods in 2010.  The increase in the provision for loan and lease losses was largely the result of an increase in loan charge-offs during the quarter, which included a $5.0 million charge-off on a single commercial customer.

Noninterest income for the three and nine months ending September 30, 2011, was up $944,000 or 21.2% and $2.1 million or 14.7%, respectively, over the same periods in 2010.  Contributing to the increase in 2011 over the prior year was higher card services income.  Card service income was up $165,000 and $638,000 in the current quarter and year to date periods compared to the same periods last year, due to higher transaction volume and lower than anticipated redemption rates on a debit card rewards program benefits for cardholders.  In addition, a $404,000 gain from the sale of a bank-owned property, and a $286,000 gain on the sale of available-for-sale securities contributed to the higher noninterest income figures in the current quarter.

Noninterest expenses for the three months ended September 30, 2011, were down $737,000 or 3.8% from the same period in 2010.  Year to date noninterest expenses were up $393,000 or 0.7% versus the prior year.  The quarterly decrease was mainly due to a decline in FDIC expense of $690,000 due to lower assessment rates and a $156,000, one-time reimbursement of second quarter foreclosure costs from a commercial relationship.  The year over year increase was a result of increases in salaries and other benefit related accruals, reflecting mainly annual merit increases, and healthcare insurance, partially offset by a $690,000 reduction year to date reduction in FDIC insurance expense.

Financial Services Segment
The financial services segment had net income of $1.1 million in the third quarter of 2011, an increase of $153,000 or 16.4% from net income of $935,000 in the same quarter of the prior year.  Year to date net income rose $514,000 or 19.3% over the prior year.  Noninterest income for the three months ended September 30, 2011, was up $447,000 or 6.6% over the same period in 2010.  Year to date non-interest income increased $1.4 million or 6.7% over the prior year.  The increase in noninterest income in the third quarter and year to date periods were mainly a result of higher investment services fees and insurance commissions/fees.  Investment services fees are largely based on the market value of assets within each account.  Account retention and new account generation contributed to an increase in the fair value of assets under management and related investment fees.  Noninterest expenses for the three months and nine months ended September 30, 2011, were up

$164,000 or 3.0% and $575,000 or 3.5% compared to the same period in the prior year.   The increases were mainly the result of increases in salary and wages, reflecting annual merit increases, and other employee benefit costs.

Average Consolidated Balance Sheet and Net Interest Analysis
	Quarter Ended			Year to Date Period Ended			Year to Date Period Ended
	September 30, 2011			September 30, 2011			September 30, 2010
	Average			Average			Average
	Balance		Average	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$3,597	$1	0.11%	$9,987	$10	0.13%	$30,112	$27	0.12%
Money market funds	100	-	0.00%	100	-	0.00%	100	-	0.00%
Securities (1)
U.S. Government securities	972,856	6,903	2.81%	955,022	21,119	2.96%	837,883	23,710	3.78%
Trading securities	20,856	213	4.05%	21,650	668	4.13%	28,569	843	3.95%
State and municipal (2)	82,592	1,175	5.64%	99,220	3,987	5.37%	105,441	4,581	5.81%
Other securities (2)	13,541	155	4.54%	14,369	503	4.68%	17,855	654	4.90%
Total securities	1,089,845	8,446	3.07%	1,090,261	26,277	3.22%	989,748	29,788	4.02%
Federal Funds Sold	5,868	1	0.07%	6,238	6	0.13%	10,956	14	0.17%
FHLBNY and FRB stock	17,907	211	4.67%	18,303	719	5.25%	19,526	731	5.01%
Loans, net of unearned income (3)
Real estate	1,404,516	18,759	5.30%	1,386,097	55,738	5.38%	1,340,032	56,878	5.67%
Commercial loans (2)	454,602	6,266	5.47%	454,306	18,440	5.43%	462,442	18,749	5.42%
Consumer loans	66,884	1,150	6.82%	69,245	3,593	6.94%	81,818	4,271	6.98%
Direct lease financing	7,027	103	5.81%	7,883	348	5.90%	11,044	498	6.03%
Total loans, net of unearned income	1,933,029	26,278	5.39%	1,917,531	78,119	5.45%	1,895,336	80,396	5.67%
Total interest-earning assets	3,050,346	34,937	4.54%	3,042,420	105,131	4.62%	2,945,778	110,956	5.04%

Other assets	235,813			227,910			228,545

Total assets	3,286,159			3,270,330			3,174,323

LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	1,336,593	1,239	0.37%	1,333,934	3,694	0.37%	1,217,756	4,776	0.52%
Time deposits > $100,000	312,583	817	1.04%	315,265	2,534	1.07%	333,814	3,360	1.35%
Time deposits < $100,000	393,637	1,210	1.22%	406,554	3,924	1.29%	432,415	5,382	1.66%
Brokered time deposits < $100,000	219	0	0.00%	2,309	21	1.22%	27,968	348	1.66%
Total interest-bearing deposits	2,043,032	3,266	0.63%	2,058,062	10,173	0.66%	2,011,953	13,866	0.92%
Federal funds purchased & securities sold under
agreements to repurchase	167,845	1,204	2.85%	174,816	3,743	2.86%	183,521	4,069	2.96%
Other borrowings	155,636	1,546	3.94%	160,340	4,655	3.88%	192,551	5,770	4.01%
Trust preferred debentures	25,063	405	6.41%	25,062	1,197	6.39%	25,057	1,210	6.46%
Total interest-bearing liabilities	2,391,576	6,421	1.06%	2,418,280	19,768	1.09%	2,413,082	24,915	1.38%

Noninterest bearing deposits	551,532			524,888			458,931
Accrued expenses and other liabilities	39,190			37,236			41,122
Total liabilities	2,982,298			2,980,404			2,913,135

Tompkins Financial Corporation Shareholders’ equity	302,786			288,579			259,687
Noncontrolling interest	1,075			1,347			1,501
Total equity	303,861			289,926			261,188

Total liabilities and equity	$3,286,159			$3,270,330			$3,174,323
Interest rate spread			3.48%			3.53%			3.66%
Net interest income/margin on earning assets		28,516	3.71%		85,363	3.75%		86,041	3.91%

Tax Equivalent Adjustment		(603)			(1,956)			(2,128)

Net interest income per consolidated financial statements		$27,913			$83,407			$83,913

(1) Average balances and yields on available-for-sale securities are based on historical amortized cost.
(2) Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax exempt interest income to taxable-equivalent basis.
(3) Nonaccrual loans are included in the average asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s consolidated financial statements included in Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Net Interest Income
Net interest income is the Company’s largest source of revenue, representing 69.4% of total revenues for both the three and nine months ended September 30, 2011, compared to 71.3% and 71.2%, respectively, from the same periods in 2010.  The decrease reflects the growth in noninterest income sources and the slight decrease in net interest income.  Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates.  The Company’s net interest income over the past several years has benefitted from steady growth in average earning assets, as well as the low interest rate environment.  With deposit rates currently at low levels, the downward pricing of these liabilities has slowed, while interest earning assets continue to reprice downward at a steady rate.  This has contributed to a decrease in net interest margin for the three and nine months ended September 30, 2011, compared to the same periods in 2010.  The taxable equivalent net interest margins of 3.71% and 3.75% for the three and nine month periods in 2011, are below the same periods in 2010, of 3.85% and 3.91%, respectively.  The decrease in the net interest margin was also partly due to the growth in interest earning assets over the prior year being concentrated in lower yielding securities rather than higher yielding loans.

The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.  Taxable-equivalent net interest income for the three and nine months ended September 30, 2011 were $28.5 million and $85.4 million, respectively, and were in line with the same periods in 2010.

Taxable-equivalent interest income for the third quarter of 2011 was $34.9 million, down 4.1% when compared to the third quarter of 2010.  Taxable-equivalent interest income for the nine months ending September 30, 2011 was $105.1 million, down $5.8 million or 5.3% compared to the first nine months of 2010.  The decrease in taxable-equivalent interest income was mainly a result of the decrease in the yield on average earnings assets.  Average earnings assets were up 3.8% and 3.3% for the three and nine month periods of 2011 compared to the same periods in 2010; however, the yield on average earning assets decreased by 38 basis points and 42 basis points, respectively, over the same periods.   The yield on average earning assets was impacted by the low rate environment as well as growth being concentrated in lower yielding securities as a result of soft loan demand.  Average securities balances for the third quarter of 2011 were up $98.9 million or 10.0% over average balances in the third quarter of 2010, while average yields were down 69 basis points.  For the nine months ended September 30, 2011 average securities balances increased $100.5 million or 10.2% from the same period in 2010, while yields declined 80 basis points.

Interest expense for the third quarter of 2011 was down $1.5 million or 18.5% compared to the third quarter of 2010, reflecting lower average rates paid on deposits and borrowings.  The average rate paid on interest bearing deposits during the third quarter of 2011 of 0.63% was 22 basis points lower than the average rate paid in the third quarter of 2010.  Interest expense for the nine months ending September 30, 2011 was $19.8 million, down $5.1 million or 20.7% compared to 2010.  The rates paid were lower across all deposit categories.  The lower cost of deposits was partially offset by growth in interest-bearing deposits.  Average interest-bearing deposit balances in the third quarter of 2011 increased by $69.1 million or 3.5% compared to the same period in 2010.  For the nine months ending September 30, 2011, average interest-bearing deposits increased $46.1 million or 2.3% compared to the previous year.  Total funding costs also benefitted from the growth in average noninterest bearing deposit balances.  For the three and nine months of 2011, average noninterest bearing deposits of $551.5 million and $524.9 million were up 14.9% and 14.4%, respectively, over the same periods in 2010.  Average other borrowings for the third quarter were down $32.5 million or 17.3% compared to prior year, and $32.2 million or 16.7% for the nine months ending September 30, 2011.

Provision for Loan and Lease Losses
The provision for loan and lease losses represents management’s estimate of the amount necessary to maintain the allowance for loan and lease losses at an adequate level. The provision for loan and lease losses was $4.9 million for the third quarter of 2011 and $7.8 million for the nine months ending September 30, 2011, compared to $3.5 million and $7.1 million for the respective periods in 2010.  The increase in the provision for loan and lease losses in 2011 compared to 2010, was largely a result of an increase in loan charge-offs during the third quarter of 2011.  Third quarter charge-offs totaled $5.5 million, and included a $5.0 million charge-off on a single commercial customer.  The Company has seen some improvement in its loan portfolio credit quality metrics over the past several quarters and current levels are down from the same period prior year.  Nonperforming loans totaled $41.2 million at September 30, 2011, down 23.6% from September 30, 2010, and loans internally classified Special Mention, Substandard, and Doubtful totaled $140.5 million, down 21.3% from the third quarter of 2010.  The allowance for loan and lease losses as a percentage of period end loans and leases was 1.43% at September 30, 2011, compared to 1.50% at September 30, 2010.  The section captioned “Financial Condition-Allowance for Loan and Lease Losses” below has further details on the allowance for loan and lease losses.

Noninterest Income
Noninterest income totaled $12.3 million and $36.8 million for the three and nine months ended September 30, 2011, compared with $11.2 million and $33.9 million for the same periods in 2010.  Noninterest income represented 30.6% of total revenues for the both the three and nine months ended September 30, 2011, compared to 28.7% and 28.8% for the same periods in 2010.  The increases over prior periods were mainly due to growth in noninterest income sources coupled with flat to slightly lower net interest income.

Investment services income was $3.4 million in the third quarter of 2011, which is in line with the third quarter of 2010.  Investment services income totaled $11.1 million for the first nine months of 2011, up 3.0% over the same period in 2010.  Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income.  The fair value of assets managed by, or in custody of, Tompkins was $2.8 billion at September 30, 2011, up 7.7% from $2.6 billion at September 30, 2010. These figures include $896.8 million and $780.5 million, respectively, of Company-owned securities where Tompkins Financial Advisors is custodian.  The increase in fair value of assets reflects successful business development initiatives resulting in customer retention when compared to the same period in 2010.

Insurance commissions and fees for the three and nine months ended September 30, 2011, increased by $208,000 or 6.2% and $684,000 or 7.0%, respectively as compared to the same periods in 2010.  Revenues for commercial insurance lines, personal insurance lines, and health and benefit related insurance products were up for both the quarter and year to date periods ended September 30, 2011, compared to the same periods in 2010.  Both commercial lines and personal lines benefitted from the June 1, 2011 acquisition of Olver & Associates, Inc. The Olver acquisition has added about $184,000 of commercial lines revenue and $80,000 of personal lines revenue in 2011.  Health and benefit related insurance products continue to be a main source of internal growth for 2011, increasing by $146,000 or 21.0% for the nine months ended September 30, 2011, over the same period prior year.

Service charges on deposit accounts were $2.2 million in the third quarter of 2011, up 2.4% compared to the third quarter of 2010, and down $346,000 or 5.2% for the nine months ended September 30, 2011 compared to prior year. The largest component of this category is overdraft fees, which is largely driven by customer activity.  Regulatory changes which became effective in the third quarter of 2010 impacted earning capability in overdraft fees. The Federal Reserve Board rule prohibits financial institutions from charging consumer fees for paying overdrafts on automated teller machines and one-time debit transactions, unless the consumer consents, or opts in, to the overdraft service for these types of transactions.

Card services income for the three and nine months ended September 30, 2011 was up $166,000 or 15.0% and $638,000 or 20.3%, respectively, over the same periods in 2010.  The increase was mainly in debit card income and reflects a higher transaction volume, increase in the number of cardholders, and a 2011 adjustment to an accrual rate related to a points reward program offered to debit card customers.  As discussed in the section captioned “Supervision and Regulation” included in Item 1. Business of the Company’s 2010 Report on form 10-K, the Dodd-Frank Act requires the Federal Reserve Board to establish rules regarding interchange fees charged in electronic debit card transaction by payment users.  Currently these rules only apply to banks with total assets exceeding $10.0 billion, which exempts the Company.  However, the long term impact of any new regulations is uncertain.

Net mark-to-market losses on securities and borrowings held at fair value totaled $406,000 in the third quarter of 2011, compared to net mark-to-market losses of $146,000 in the third quarter of 2010.  For the nine month period ending September 30, 2011 net mark-to-market losses totaled $318,000 compared to net market-to-market losses of $382,000 for the first nine months of 2010.  Mark-to-market losses or gains relate to the change in the fair value of securities and borrowings where the Company has elected the fair value option.  These unrealized amounts are primarily impacted by changes in interest rates.

For the three months ended September 30, 2011, net gains from securities transactions totaled $286,000 compared to net losses of $2,000 for the same period in 2010.  Year-to-date net gains totaled $381,000 in 2011 compared to $173,000 in 2010.  The Company may periodically sell available-for-sale securities for liquidity purposes, to improve yields or to adjust the risk profile of the portfolio.

Other income of $2.0 million in the third quarter of 2011 was up 42.6% from the third quarter of 2010.  For the nine months ended September 30, 2011 other income of $5.2 million was up 34.2% compared to prior year.  Third quarter 2011 other income included approximately $600,000 in nonrecurring gains on the sale of real estate and other assets.  The other primary components of other income are other service charges, increases in cash surrender value of corporate owned life insurance (”COLI”), gains on the sales of residential mortgage loans, and income from miscellaneous equity investments, including the Company’s investment in a Small Business Investment Company (“SBIC”).

Other service charge income, included in other income on the consolidated statements of income, of $598,000 in the third quarter of 2011 was up $52,000 or 9.5% from the same period in 2010.  Other service charges for the nine months ending September 30, 2011 were up $76,000 or 4.7% compared to the same period in 2010.

Net gains on sale of loans, included in other income on the consolidated statements of income, of $78,000 in the third quarter of 2011 were down by $268,000 or 77.5% compared to the third quarter of 2010.  Net gains on sale of loans totaled $378,000 in the first nine months of 2011, compared to $685,000 in the same period 2010. The decrease in gains in 2011 compared to 2010 is consistent with the decrease in volume of loans sold in 2011 compared to 2010.  To manage interest rate risk exposures, the Company sells certain fixed rate loan originations that have rates below or maturities greater than the standards set by the Company’s Asset/Liability Committee for loans held in the portfolio.

Increases in the value of COLI net of mortality expenses, included in other income on the consolidated statements of income, were $357,000 in the third quarter of 2011, up $43,000 or 13.7% for the third quarter of 2010.  For the nine months ended September 30, 2011 the increase in value was $1.1 million, up $93,000 or 9.1% compared to the nine months ended September 30, 2010.  COLI relates to life insurance policies covering certain senior officers of the Company and its subsidiaries.  The Company’s average investment in COLI was $41.6 million during the first nine months of 2011, and $36.5 million during the same period in 2010.

Miscellaneous investment income in the three and nine months ended September 30, 2011 of $42,000 and $739,000 related to an investment in a SBIC.  The nine month period ending September 30, 2011 included a $504,000 gain recognized and distributed by the SBIC.  The SBIC periodically recognizes gains related to investments held in its portfolio and distributes these gains to its investors.  The Company believes that, as of September 30, 2011, there were no impairments with respect to its investment in the SBIC.

Noninterest Expense
Noninterest expense for the third quarter of 2011 was $24.0 million, down $879,000 or 3.5% compared to the same period prior year.  For the nine months ending September 30, 2011 noninterest expenses totaled $74.4 million, and was up less than 1.0% when compared to the same period prior year.

Personnel-related expense increased by $337,000 or 2.4% in the third quarter of 2011 over the same period in 2010.  For the first nine months of 2011, personnel-related expenses totaled $44.3 million, an increase of 4.0% over the same period prior year.  For the three and nine months ended September 30, 2011, salaries and wages were up $579,000 or 5.5%, and $1.6 million or 5.1%, respectively, over the same periods in 2010, mainly reflecting annual merit increases.  Year-to-date September 30, 2011 average full time equivalents (“FTEs”) of 722 were in line with year-to-date September 30, 2010 average FTEs of 727.  Pension and other employee related benefits were down $242,000 or 6.7% in the third quarter of 2011 compared to the third quarter of 2010, and were in line with prior period for the nine months ended September 30, 2011. FDIC deposit insurance expense decreased by $503,000 and $690,000 for the three and nine months ended September 30, 2011, over the same prior year periods as a result of changes to the FDIC assessment method that took effect in the second quarter of 2011, and will continue through the remainder of 2011.

Other operating expenses for the third quarter 2011 decreased by $667,000 or 10.0% compared to prior year, and $294,000 or 1.5% for the year-to-date period ending September 30, 2011.  Contributing to the decrease in the third quarter 2011 over the third quarter 2010 were the following:  professional fees (down $209,000), and miscellaneous other expense (down $473,000).  For the nine months ended September 30, 2011 the main contributors were as follows:  professional fees (down $556,000), and marketing (down $246,000); partially offset by an increase in miscellaneous other expense (up $344,000).

Income Tax Expense
The provision for income taxes provides for Federal and New York State income taxes. The provision for the third quarter of 2011 was $3.5 million, and was $257,000 or 8.0% over the same period prior year.  For the nine month period ending September 30, the tax provision totaled $12.0 million in 2011 and $11.8 million in 2010.  The Company’s effective tax rate for the third quarter of 2011 was 30.7% compared to 30.1% for the third quarter of 2010.  For the nine month period ending September 30, the Company’s effective tax rate was 31.4% in 2011 and 32.1% in 2010.

FINANCIAL CONDITION

Total assets were $3.4 billion at September 30, 2011, up $98.7 million or 3.0% over December 31, 2010, and up $111.9 million or 3.4% over September 30, 2010. The growth over year end was mainly due to increases in cash and cash equivalents, which were up $59.1 million, and available for sale securities, which were up $43.4 million or 4.2%.  Loans were up $41.2 million or 2.2% at September 30, 2011 compared to year end and up $37.5 million or 2.0% over September 30, 2010.  Offsetting these increases was a decrease in held to maturity securities which declined $27.6 million or  50.2% from year end.  Total deposits were up $179.8 million or 7.2% over year-end with the majority of growth centered in checking, savings and money market deposits.  Deposit growth was used to reduce other borrowings, mainly short-term borrowings with the FHLB as loan demand remains relatively flat.

Securities
As of September 30, 2011, total securities were $1.1 billion or 33.7% of total assets, compared to $1.1 billion or 34.3% of total assets at year-end 2010, and $1.1 billion or 32.4% at September 30, 2010.  The following table details the composition of securities available-for-sale and securities held-to-maturity.

Available-for-Sale Securities
	09/30/2011		12/31/2010
	Amortized Cost1	Fair Value	Amortized Cost1	Fair Value
(in thousands)
U.S. Treasury securities	$2,026	$2,088	$2,043	$2,129
Obligations of U.S. Government sponsored entities	350,220	364,687	402,057	407,440
Obligations of U.S. states and political subdivisions	56,046	58,814	60,707	63,037
Mortgage-backed securities – residential
U.S. Government agencies	131,668	138,054	143,319	146,013
U.S. Government sponsored entities	486,387	506,605	393,331	405,478
Non-U.S. Government agencies or sponsored entities	7,002	6,492	9,636	9,283
U.S. corporate debt securities	5,019	5,208	5,024	5,203
Total debt securities	1,038,368	1,081,948	1,016,117	1,038,583
Equity securities	1,022	1,022	1,025	1,025
Total available-for-sale securities	$1,039,390	$1,082,970	$1,017,142	$1,039,608
1 Net of other-than-temporary impairment losses recognized in earnings

Held-to-Maturity Securities
	09/30/2011		12/31/2010
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. states and political subdivisions	$27,367	$28,053	$54,973	$56,064
Total held-to-maturity debt securities	$27,367	$28,053	$54,973	$56,064

The growth in the available-for-sale portfolio was mainly in mortgage backed securities issued by U.S. Government sponsored entities and driven by yield and duration considerations.  Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps to mitigate interest rate risk and provides sources of liquidity without significant risk to capital.  The decrease in the held-to-maturity portfolio was due to maturities and calls during the year.

The Company has no investments in preferred stock of U.S. government sponsored entities and no investments in pools of Trust Preferred securities.  Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles.

As of September 30, 2011, the Company held five mortgage backed securities, with a fair value of $6.5 million, that were not issued by U.S. Government agencies or U.S. Government sponsored entities.  In 2009, the Company determined that three of these non-U.S. Government mortgage backed securities were other-than-temporarily impaired based on an analysis of the above factors for these three securities.  As a result, the Company recorded other-than-temporary impairment charges of $2.0 million in 2009 on these investments.  The credit loss component of $146,000 was recorded as other-than-temporary impairment losses in the consolidated statement of income, while the remaining non-credit portion of the impairment loss was recognized in other comprehensive income (loss) in the consolidated statements of condition and changes in shareholders’ equity.  In 2010 the Company determined that an additional credit loss component of other-than-temporary impairment charge of $34,000 related to the three non-U.S. Government mortgage backed securities was necessary.  The Company’s review of these securities as of September 30, 2011 concluded that no additional impairment charges were necessary.  As of September 30, 2011, the carrying value of these three securities exceeded their fair value by $510,000.  A continuation or worsening of current economic conditions may result in an additional credit loss component of other-than-temporary impairment losses related to these investments.

The Company maintains a trading portfolio with a fair value of $20.4 million as of September 30, 2011, compared to $22.8 million at December 31, 2010.  The decrease in the trading portfolio reflects maturities or payments during 2011.  For the nine months ended September 30, 2011, net mark-to-market gains related to the securities trading portfolio were $170,000, compared to net mark-to-market gains of $558,000 for the same period in 2010.   For the three months ended September 30, 2011, net mark-to-market gains related to the securities trading portfolio were $55,000 compared to net mark-to-market gains of $177,000 for the same three months of 2010.

Loans and Leases
Loans and Leases at September 30, 2011 and December 31, 2010 were as follows:
(in thousands)	09/30/2011	12/31/2010
Commercial and industrial
Agriculture	$48,557	$65,918
Commercial and industrial other	416,484	409,432
Subtotal commercial and industrial	465,041	475,350
Commercial real estate
Construction	45,010	58,519
Agriculture	52,785	48,485
Commercial real estate other	669,411	619,458
Subtotal commercial real estate	767,206	726,462
Residential real estate
Home equity	161,710	164,765
Mortgages	485,212	462,032
Subtotal residential real estate	646,922	626,797
Consumer and other
Indirect	34,783	41,668
Consumer and other	31,617	31,757
Subtotal consumer and other	66,400	73,425
Leases	7,244	9,949
Total loans and leases	1,952,813	1,911,983
Less: unearned income and deferred costs and fees	(1,215)	(1,625)
Total loans and leases, net of unearned income and deferred costs and fees	$1,951,598	$1,910,358

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures.  Management reviews these policies and procedures on a regular basis.  The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 5 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no significant changes in these policies and guidelines.  As such, these policies are reflective of new originations as well as those balances held at September 30, 2011.  The Company’s Board of Directors approves the lending policies at least annually.  The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines.  Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

Total loans and leases of $1.95 billion, at September 30, 2011, are up $41.2 million, compared to year-end 2010 balances, with growth in commercial real estate loans mainly offset by lower balances in commercial loans and consumer loans.  As of September 30, 2011 total loans and leases represented 58.1% of total assets compared to 58.6% of total assets at December 31, 2010.  In general, weak economic conditions continue to soften the demand for some lending products.

Residential real estate loans, including home equity loans, of $646.9 million at September 30, 2011 increased by $20.1 million or 3.2% from $626.8 million at year-end 2010, and comprised 33.1% of total loans and leases at September 30, 2011.

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

During the first nine months of 2011 and 2010, the Company sold residential mortgage loans totaling $20.3 million and $30.4 million, respectively, and realized gains on these sales of $378,000 and $685,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements.  When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income.  Mortgage servicing rights, at amortized basis, totaled $1.4 million and $1.5 million at September 30, 2011 and December 31, 2010, respectively.

Commercial real estate loans increased by $40.7 million, or 5.6%, from $726.5 million at year-end 2010, to $767.2 million or 39.3% of total loans at September 30, 2011.  Commercial and industrial loans totaled $465.0 million at September 30, 2011, which is a 2.2% decrease from commercial loans of $475.4 million at December 31, 2010.  Demand for commercial and commercial real estate loans continues to be soft in 2011, reflecting weak economic conditions.  As of September 30, 2011, agriculturally-related loans totaled $101.3 million or 5.2% of total loans and leases.  The decrease in agriculturally-related loans from year-end 2010 reflects some seasonal loan demand at year-end that is repaid during the first part of the year.  Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms.  Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees.  Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

The consumer loan portfolio includes personal installment loans, indirect automobile financing, and overdraft lines of credit. Consumer and other loans were $66.4 million at September 30, 2011, down from $73.4 million at December 31, 2010.  The decrease is mainly in indirect automobile loans and reflects competition as well as softened demand.

The lease portfolio decreased by 27.2% to $7.2 million at September 30, 2011 from $9.9 million at December 31, 2010. The lease portfolio has traditionally consisted of leases on vehicles for consumers and small businesses. More aggressive competition for automobile financing has led to a decline in the consumer lease portfolio over the past several years. Management continues to review leasing opportunities, primarily commercial leasing and municipal leasing. As of September 30, 2011, commercial leases and municipal leases represented 98.3% of total leases, while consumer leases made up the remaining 1.7%. As of December 31, 2010, commercial leases and municipal leases represented 96.8% of total leases, while consumer leases made up the remaining 3.2%.

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations.  Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values.  Based on its evaluation of the allowance as of September 30, 2011, management considers the allowance to be appropriate.  Under adversely different conditions or assumptions, the Company would need to increase the allowance.

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

(in thousands)	09/30/2011	12/31/2010	09/30/2010

Commercial and industrial	$8,569	$7,824	$7,933
Commercial real estate	13,853	14,445	14,908
Residential real estate	4,009	3,526	3,589
Consumer and other	1,408	1,976	2,188
Leases	39	61	66
Total	$27,878	$27,832	$28,684

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

As of September 30, 2011, the overall allowance is up slightly over year-end 2010, driven by higher allocations for residential loans, reflecting concern over continued high unemployment and soft real estate values in some of the Company’s market areas. The decrease in the allocation for consumer loans is mainly a result of a decrease in the outstanding balance for this portfolio.

As of September 30, 2011, the overall allowance is up slightly over year-end 2010.  Reserve allocations for residential loans were up over year-end 2010 amid concern over continued high unemployment and soft real estate values in some of the Company’s market areas. The increase in the allocation for commercial and industrial loans was primarily related to allocations for specific loans, partially offset by a decrease in classified loans.  The decrease in the allocation for commercial real estate was mainly a result of a decrease in allocations for specific loans and a decrease in the level of classified loans.  The Company had a $5.0 million partial charge off of a commercial real estate development loan during the third quarter.  This loan was identified in prior quarters and had a specific allocation assigned in those prior quarters based upon the facts and circumstances in effect in those prior quarters.  As a result of events that occurred during the third quarter, the Company recorded the $5.0 million charge-off related to this loan of which $1.9 million was specifically reserved for at June 30, 2011. At September 30, 2011 there was no specific reserve on this loan due to the charge-off noted above.  The decrease in the allocation for consumer loans is mainly a result of a decrease in the outstanding balance for this portfolio.

Activity in the Company’s allowance for loan and lease losses during the first nine months of 2011 and 2010, and for the twelve months ended December 31, 2010 is illustrated in the table below.

Analysis of the Allowance for Loan and Lease Losses

(in thousands)	09/30/2011	12/31/2010	09/30/2010
Average loans outstanding during year	$1,917,531	$1,897,983	$1,895,336
Balance of allowance at beginning of year	27,832	24,350	24,350

LOANS CHARGED-OFF:
Commercial and industrial	1,259	3,265	2,245
Commercial real estate	5,383	1,167	347
Residential real estate	1,503	791	432
Consumer and other	436	912	709
Total loans charged-off	$8,581	$6,135	$3,733

RECOVERIES OF LOANS
PREVIOUSLY CHARGED-OFF:
Commercial and industrial	407	464	417
Commercial real estate	157	225	214
Residential real estate	33	85	85
Consumer and other	245	336	277
Total loans recovered	$842	$1,110	$993
Net loans charged-off	7,739	5,025	2,740
Additions to allowance charged to operations	7,785	8,507	7,074
Balance of allowance at end of year	$27,878	$27,832	$28,684
Annualized net charge-offs to average total loans and leases	0.54%	0.26%	0.19%

As of September 30, 2011 the allowance was $27.9 million or 1.43% of total loans and leases outstanding, compared with $27.8 million or 1.46% at December 31, 2010 and $28.7 million or 1.50% at September 30, 2010.  The allowance for loan and lease losses has increased since the economic downturn which began in 2008. Weak economic conditions contributed to increases in internally classified assets, nonperforming assets and net charge-offs in 2009 and 2010 and contributed to provisions for loan and lease losses in 2009 and 2010 that were higher than historical levels. Although nonperforming loans and leases and criticized and classified loans continue to be higher than historical levels, the Company has seen some early signs of improving economic conditions within the market areas in which it operates. The Company has seen some improvement in credit quality metrics over the past several quarters and current levels are down from the same period prior year.  Nonperforming loans totaled $41.2 million at September 30, 2011, down 23.6% from September 30, 2010, and loans internally identified as Special Mention, Substandard, and Doubtful totaled $140.5 million, down 21.3% from the third quarter of 2010.  However, with the strength of the economic recovery uncertain, there is no assurance that weak economic conditions may not adversely affect the credit quality of the Company’s loans and leases, results of operations, and financial condition going forward.

The provision for loan and lease losses was $4.9 million and $7.8 million, respectively, for the three and nine months ended September 30, 2011, compared to $3.5 million and $7.1 million, respectively, for the same periods in 2010.  The increase in the provision for loan and lease losses in 2011 was largely the result of an increase in loan charge-offs during the third quarter, which included a $5.0 million charge-off  related to a single commercial real estate customer.  Net charge-offs for the three and nine months ended September 30, 2011 were $5.4 million and $7.7 million compared to $1.3 million and $2.7 million in the comparable year ago periods.  Annualized net charge-offs for the first nine months of 2010 represent 0.54% of average loans, up from 0.19% for the first nine months of 2010, but is favorable to our peer group ratio of 1.01% at June 30, 2011.

Analysis of Past Due and Nonperforming Loans
(dollar amounts in thousands)	09/30/2011	12/31/2010	09/30/2010
Loans 90 days past due and accruing
Commercial and industrial	$0	$842	$1,019
Commercial real estate	0	0	717
Residential real estate	379	368	0
Leases	0	7	0
Total loans 90 days past due and accruing	379	1,217	1,736
Nonaccrual loans
Commercial and industrial	9,143	7,271	8,640
Commercial real estate	22,771	24,791	32,491
Residential real estate	8,240	9,111	7,337
Consumer and other	254	309	479
Leases	11	19	20
Total nonaccrual loans	40,419	41,501	48,967
Troubled debt restructurings not included above	441	2,564	3,264
Total nonperforming loans and leases	41,239	45,282	53,967
Other real estate owned	1,632	1,255	1,845
Total nonperforming assets	$42,871	$46,537	$55,812
Allowance as a percentage of loans and leases outstanding	1.43%	1.46%	1.50%
Allowance as a percentage of nonperforming loans and leases	67.60%	61.46%	53.15%
Total nonperforming assets as percentage of total assets	1.28%	1.43%	1.72%

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDR”), and foreclosed real estate.  Nonperforming assets represented 1.28% of total assets at September 30, 2011, compared to 1.43% at December 31, 2010, and 1.72% at September 30, 2010. In general, nonperforming assets increased in 2009 and 2010 reflective of weak economic conditions which began in the latter part of 2008.  The Company has seen the level of nonperforming assets decrease from 2010.  Nonperforming assets are down 7.9% from year-end 2010 and 23.2% from the third quarter of 2010. While the overall strength of the economy remains uncertain, there are signs of improvement in national and local economic conditions, which have contributed to some improvements in the financial conditions of several of the Company’s commercial and agricultural customers. The Company’s ratio of nonperforming assets to total assets continues to compare favorably to our peer group’s most recent ratio of 3.24% at June 30, 2011.

Nonperforming loans represented 2.11% of total loans at September 30, 2011, compared to 2.37% of total loans at December 31, 2010, and 2.82% of total loans at September 30, 2010.  A breakdown of nonperforming loans by portfolio segment is shown above.  The decrease in nonperforming loans from year-end 2010 is mainly in residential real estate and commercial real estate loans.  Commercial real estate loans represent the largest component of nonperforming loans.  Nonperforming commercial real estate loans include one relationship totaling $7.4 million at September 30, 2011 and $12.4 million at December 31, 2010.  The decrease reflects the $5.0 million charge-off during the third quarter of 2011.  This loan is on nonaccrual and as of September 30, 2011 payments were past due 90 days or more.

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

In general, the Company places a loan on nonaccrual status if principal or interest payments become 90 days or more past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when required by applicable regulations.  Although in nonaccrual status, the Company may continue to receive payments on these loans.  These payments are generally recorded as a reduction to principal, and interest income is recorded only after principal recovery is reasonably assured.  As of September 30, 2011 and December 31, 2010, the Company was regularly receiving payments on over 60% of the loans categorized as nonaccrual.

The Company recorded investment in loans and leases that are considered impaired totaled $30.0 million at September 30, 2011, and $35.2 million at December 31, 2010.  A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, loans that are 90 days or more past due, and all TDRs. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

The average recorded investment in impaired loans and leases was $27.1 million at September 30, 2011, $36.9 million at December 31, 2010, and $32.4 million at September 30, 2010.  At September 30, 2011, $5.5 million of impaired loans had specific reserve allocations of $2.8 million and $24.5 million had no specific reserve allocation.  At December 31, 2010, $15.4 million of impaired loans had specific reserve allocations of $3.2 million and $19.8 million had no specific reserve allocation.  The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserve because of the amount of collateral support with respect to these loans and previous charge-offs.  Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured.  In these cases, interest is recognized on a cash basis.  Interest income recognized on impaired loans and leases, all collected in cash, was $24,000 for the nine months ended September 30, 2011 and $147,000 for December 31, 2010.

The ratio of the allowance to nonperforming loans (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 0.69 times at September 30, 2011, compared to 0.61 times at December 31, 2010, and was in line with September 30, 2010.  The slight improvement in the ratio compared to year-end 2010 reflects an increase in the balance of the allowance and a decrease in the balance of nonperforming loans.  The Company’s ratio is below our peer group ratio of 0.84 times as of June 30, 2011.  The Company’s nonperforming loans are mostly made up of collateral dependent impaired loans requiring little to no specific allowance due to the level of collateral available with respect to these loans and/or previous charge-offs.

Management reviews the loan portfolio continuously for evidence of potential problem loans and leases.  Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future.  Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its internal loan review function, identified 59 commercial relationships totaling $42.6 million at September 30, 2011, that were classified as Substandard and continue to accrue interest. This presents an improvement from the 65 commercial relationships totaling $69.7 million at December 31, 2010, which were classified as Substandard, and continued to accrue interest.  Of the 59 commercial relationships that were Substandard, there are 12 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $31.9 million, the largest of which is $10.1 million. Over the past few years, the Company has seen an increase in potential problem loans as weak economic conditions have strained borrowers’ cash flows and collateral values.  The decrease in the dollar volume of potential problem loans since year-end 2010 was mainly due to the upgrade of several large commercial credits, including agriculturally-related loans, to a risk grading better than Substandard.  The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital

Total equity was $309.3 million at September 30, 2011, an increase of $35.9 million or 13.1% from December 31, 2010, mainly a result of net income of $26.0 million less cash dividends paid of $11.4 million and a $13.4 million increase in accumulated other comprehensive income.

Additional paid-in capital increased by $7.9 million, from $198.1 million at December 31, 2010, to $206.0 million at September 30, 2011, reflecting $2.5 million attributed to shares issued for an acquisition, $1.1 million related to shares issued for the employee stock ownership plan, $2.4 million related to shares issued for dividend reinvestment plans, $828,000 related to stock option exercises and related tax benefits, and $998,000 related to stock-based compensation.  Retained earnings increased by $14.6 million from $76.4 million at December 31, 2010, to $91.1 million at September 30, 2011, reflecting net income of $26.0 million less dividends paid of $11.4 million.  Accumulated other comprehensive loss declined from a net unrealized loss of $1.3 million at December 31, 2010 to a net unrealized gain of $12.1 million at September 30, 2011; reflecting a $12.7 million increase in unrealized gains on available-for-sale securities due to lower market rates, and an $687,000 decrease related to postretirement benefit plans.  Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Cash dividends paid in the first nine months of 2011 totaled approximately $11.4 million, representing 43.9% of year to date 2011 earnings.  Cash dividends of $1.04 per common share paid in the first nine months of 2011 were up 5.1% over cash dividends of $0.99 per common share paid in the first nine months of 2010.

On October 25, 2011, the Company’s Board of Directors authorized a new stock repurchase plan for the Company to repurchase up to 335,000 shares of the Company’s common stock.  Purchases may be made on the open market or in privately negotiated transactions over the next 24 months.  The repurchase program may be suspended, modified, or terminated at any time for any reason.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. The table below reflects the Company’s capital position at September 30, 2011, compared to the regulatory capital requirements for “well capitalized” institutions.

REGULATORY CAPITAL ANALYSIS September 30, 2011
	Actual		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$274,928	14.11%	$213,845	10.00%
Tier 1 Capital (to risk weighted assets)	$301,676	12.86%	$128,307	6.00%
Tier 1 Capital (to average assets)	$301,676	8.55%	$160,819	5.00%

As illustrated above, the Company’s capital ratios on September 30, 2011 remain above the minimum requirements for well capitalized institutions.  Total capital as a percent of risk weighted assets increased 71 basis points from 13.4% at December 31, 2010.  Tier 1 capital as a percent of risk weighted assets increased 66 basis points from 12.2% at the end of 2010.  Tier 1 capital as a percent of average assets increased 55 basis points from 8.0% at December 31, 2010.  The increase in capital ratios over year-end 2010 reflects earnings growth out pacing asset growth.

During the first quarter of 2010, the Comptroller of the Currency (“OCC”) notified the Company that it was requiring Mahopac National Bank, one of the Company’s three banking subsidiaries, to maintain certain minimum capital ratios at levels higher than those otherwise required by applicable regulations.  The OCC is requiring Mahopac to maintain a Tier 1 capital to average assets ratio of 8.0%, a Tier 1 risk-based capital to risk-weighted capital ratio of 10.0% and a Total risk-based capital to risk-weighted assets ratio of 12.0%.  Mahopac exceeded these minimum requirements at the time of the notification and continues to maintain ratios above these minimums.  As of September 30, 2011, Mahopac had a Tier 1 capital to average assets ratio of 9.2%, a Tier 1 risk-based capital to risk-weighted capital ratio of 12.7% and a Total risk-based capital to risk-weighted assets ratio of 14.0%.

As of September 30, 2011, the capital ratios for the Company’s other two subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

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

Deposits and Other Liabilities
Total deposits of $2.7 billion at September 30, 2011 increased $179.8 million or 7.2% from December 31, 2010, due primarily to an $171.7 million increase in interest checking, savings and money market balances and a $47.2 million increase in noninterest bearing deposits offset by a $39.1 million decrease in time deposits.  Growth in personal and business deposits accounted for a majority of the increase in savings and money market balances from year end 2010.

Total deposits were up $147.1 million or 5.8% over September 30, 2010.  The increase was due to a $145.7 million increase in interest checking, savings and money market accounts of which $128.4 million was attributable to growth in personal and business segments and $69.7 million of growth in noninterest bearing deposits.  This was offset by a decline in time deposits of  $68.3 million compared to September 30, 2010, mainly attributable to declines in time deposits less than $100,000.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $51.9 million at September 30, 2011, and $43.6 million at December 31, 2010. Management generally views local repurchase agreements as an alternative to large time deposits. The Company’s wholesale repurchase agreements are primarily with the FHLB and amounted to $120.0 million at September 30, 2011, comparable to $140.0 million at December 31, 2010.

The Company’s other borrowings totaled $138.0 million at September 30, 2011, down $106.2 million or 43.5% from $244.2 million at December 31, 2010.  Borrowings at September 30, 2011 included $125.0 million in FHLB term advances and a $10.8 million advance from another financial institution.  Borrowings at year-end 2010 included $144.0 million in FHLB term advances, $79.0 million of overnight FHLB advances, and a $19.4 million advance from another financial institution.  The decrease in borrowings reflects the pay down of FHLB borrowings as a result of deposit growth and soft loan demand.  Of the $125.0 million in FHLB term advances at September 30, 2011, $90.0 million are due over one year.  In 2007, the Company elected the fair value option under FASB ASC Topic 825 for a $10.0 million advance with the FHLB.  The fair value of this advance increased by $488,000 (net mark-to-market loss of $488,000) over the nine months ended September 30, 2011.  This loss can be primarily attributed to volatile market forces in the 3rd quarter of 2011 in which the value of the advance increased $461,000.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network.  In addition to core deposits, the Company uses non-core funding sources to support asset growth.  These non-core funding sources include time deposits of $100,000 or more, brokered time deposits, municipal money market deposits, securities sold under agreements to repurchase and term advances from the FHLB.  Rates and terms are the primary determinants of the mix of these funding sources.  Non-core funding sources decreased by $82.3 million or 8.2% from December 31, 2010 to $923.5 million at September 30, 2011.  Non-core funding sources, as a percentage of total liabilities, were 30.3% at September 30, 2011, compared to 33.7% at December 31, 2010.  The decrease in non-core funding sources was mainly due to the decline of brokered time deposits, FHLB advances, and securities sold under agreements to repurchase, partially offset by an increase in municipal interest checking, savings and money market balances and time deposits of $100,000 or more. With the growth in core deposits and soft loan demand over the past several quarters, the Company has paid down non-core funding sources.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $789.7 million and $682.2 million at September 30, 2011 and December 31, 2010, respectively, were either pledged or sold under agreements to repurchase. Pledged securities represented 69.8% of total securities at September 30, 2011, compared to 67.6% of total securities at December 31, 2010.

Cash and cash equivalents totaled $108.8 million as of September 30, 2011, up from $49.7 million at December 31, 2010.  Short-term investments, consisting of securities due in one year or less, decreased $20.4 million to $22.1 million from $42.5 million at December 31, 2010.  The Company also has $20.4 million of securities designated as trading securities.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $651.1 million at September 30, 2011 compared with $560.8 million at December 31, 2010. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $720.6 million at September 30, 2011 as compared to $710.6 million at December 31, 2010. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At September 30, 2011, the unused borrowing capacity on established lines with the FHLB was $1.0 billion. As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At September 30, 2011, total unencumbered residential mortgage loans of the Company were $199.2 million.  Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates.  Based upon the simulation analysis performed as of August 31, 2011 a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year increase in net interest income from the base case of approximately 0.02%, while a 100 basis point parallel decline in interest rates over a one-year period would result in a decrease in one-year net interest income from the base case of 0.55%.  The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

The neutral exposure in a rising interest rate environment is mainly driven by the repricing assumptions of the Company’s core deposit base which currently match increases in asset yields in the short-term. Longer-term, the impact of a rising rate environment is slightly negative as assumed funding costs increase in the model. The moderate exposure in the 100 basis point decline scenario results from the Company’s assets repricing downward to a greater degree than the rates on the Company’s interest-bearing liabilities, mainly deposits.  Rates on savings and money market accounts are at low levels as a result of the historically low interest rate environment experienced in recent years. In addition, the model assumes that prepayments accelerate in the down interest rate environment resulting in additional pressure on asset yields as proceeds are reinvested at lower rates.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of September 30, 2011.  The Company’s one-year net interest rate gap was a negative $93.8 million or 2.79% of total assets at September 30, 2011, compared with a negative $152.8 million or 4.69% of total assets at December 31, 2010. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period.  This analysis suggests that the Company’s net interest income is more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment.  An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap – September 30, 2011			Repricing Interval

(in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets1	$3,079,599	$730,837	$179,611	$330,216	$1,240,664
Interest-bearing liabilities	2,440,265	976,076	160,215	198,214	1,334,505
Net gap position		(245,239)	19,396	132,002	(93,841)
Net gap position as a percentage of total assets		(7.30%)	0.58%	3.93%	(2.79%)

1 Balances of available secrities are shown at amortized cost

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2011.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report on Form 10-Q the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

July 1, 2011 through July 31, 2011	1,699	$39.65	0	0

August 1, 2011 through August 31, 2011	513	43.37	0	0

September 1, 2011 through September 30, 2011	0	0	0	0

Total	2,212	$40.51	0	0

Included in the table above are 1,699 shares purchased in July 2011, at an average cost of $39.65 and 513 shares purchased in August 2011, at an average cost of $43.37 by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, and were part of the director deferred compensation under that plan.

On October 25, 2011, the Company’s Board of Directors authorized a new stock repurchase plan for the Company to repurchase up to 335,000 shares of the Company’s common stock.  Purchases may be made on the open market or in privately negotiated transactions over the next 24 months.  The repurchase program may be suspended, modified, or terminated at any time for any reason.

Recent Sales of Unregistered Securities

On June 1, 2011, 75,188 shares of the Company’s common stock were issued to one shareholder in a transaction exempt from registration pursuant to Section 4(2).  On June 1, 2011, Tompkins Insurance acquired all the outstanding shares of Olver & Associates, Inc, a property and casualty insurance agency located in Ithaca, New York.

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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):  (i) Condensed consolidated Statements of Condition as of September 30, 2011 and December 31, 2010; (ii) condensed Consolidated Statements of Income for the three and six months ended September 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and 2010; (iv) condensed Consolidated Statements of Changes in shareholders’ Equity for the six months ended September 30, 2011 and 2010; and, (v) Notes to unaudited Condensed Consolidated Financial Statements.

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

Date:           November 09, 2011

TOMPKINS FINANCIAL CORPORATION

By:	/s/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Pages

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	57

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	58

32.1	Certification of Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350	59

32.2	Certification of Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350	60

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):  (i) Condensed consolidated Statements of Condition as of September 30, 2011 and December 31, 2010; (ii) condensed Consolidated Statements of Income for the three and six months ended September 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and 2010; (iv) condensed Consolidated Statements of Changes in shareholders’ Equity for the six months ended September 30, 2011 and 2010; and, (v) Notes to unaudited Condensed Consolidated Financial Statements.
		60

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