Form 10-K
period 2011-12-31
TOMPKINS FINANCIAL CORP
filed 2012-03-09
CIK 1005817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company.

  Large Accelerated Filer ☐        Accelerated Filer ☒         Nonaccelerated Filer ☐         Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

The aggregate market value of the registrant’s voting stock held by non-affiliates was $360,306,000 on June 30, 2011, based on the closing sales price of a share of the registrant’s common stock, $.10 par value (the “Common Stock”), as reported on the NYSE-Amex, on such date.

The number of shares of the registrant’s Common Stock outstanding as of February 20, 2012, was 11,157,357 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2012 Annual Meeting of stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

TOMPKINS FINANCIAL CORPORATION

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2011

PART I

Item 1.	Business

The disclosures set forth in this Item1. Business are qualified by the section captioned “Forward-Looking Statements” in Item 7. Management’s Discussion And Analysis of Financial Condition and Results of Operations of this Report and other cautionary statements set forth elsewhere in this Report.

General

Tompkins Financial Corporation, (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a financial holding company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, insurance, and brokerage services. The Company’s subsidiaries include:  three wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile, and The Mahopac National Bank (“Mahopac National Bank”); AM&M Financial Services, Inc., d/b/a Tompkins Financial Advisors, a wholly owned and registered investment advisor (“AM&M”); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). AM&M and the trust division of the Trust Company provide a full array of investment services under the Tompkins Financial Advisors division, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services.  The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (607) 273-3210.  The Company’s common stock is traded on the NYSE-Amex under the Symbol “TMP.”

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

In June 2011, Tompkins Insurance acquired all of the outstanding shares of Olver & Associates, Inc., (“Olver”), a property and casualty insurance agency located in Ithaca, New York.  The two principal officers and staff continued with Olver after the acquisition.  The acquisition-date fair value of the consideration paid was $3.2 million and included $250,000 of cash and 75,188 shares of Tompkins’ common stock.  The Company did not make any acquisitions in 2010 and 2009.  Additional information on acquisitions is provided in “Note 2 Mergers and Acquisitions” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

On January 25, 2012, the Company entered into an Agreement and Plan of Merger with VIST Financial Corp. (“VIST”), pursuant to which VIST will merge into a wholly-owned subsidiary of the Company. As of December 31, 2011, VIST had total  assets of $1.4 billion.  The transaction has been approved by the board of directors of each of Tompkins and VIST.  Subject to approval of the shareholders of VIST and Tompkins, regulatory approvals and other customary closing conditions, the Company anticipates completing the merger in the third quarter of 2012. Additional information on this acquisition is provided in “Note 23 Subsequent Events” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

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

The Bank of Castile (“The Bank of Castile”)
The Bank of Castile is a New York State-chartered commercial bank and conducts its operations through its 15 banking offices, in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State.  The main business office for The Bank of Castile is located in Batavia, New York and is shared with Tompkins Insurance. The Bank of Castile serves a five-county market, much of which is rural in nature, but also includes Monroe County, where the city of Rochester is located.  The population of the counties served by The Bank of Castile, other than Monroe, is approximately 211,000.  The Bank of Castile’s lending portfolio includes loans to the agricultural industry.

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

Putnam County has a population of approximately 100,000 and is about 60 miles north of Manhattan. Dutchess County has a population of approximately 297,000, and Westchester County has a population of approximately 949,000.  All three counties have seen an increase in the unemployment rate as a result of the downturn in the State and national economies.

Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”)
Tompkins Insurance is headquartered in Batavia, New York, and offers property and casualty insurance to individuals and businesses primarily in Western and Central New York.  Over the past eleven years, Tompkins Insurance has acquired ten smaller insurance agencies generally in the market areas serviced by the Company’s banking subsidiaries. In June 2011, Tompkins Insurance acquired all the outstanding shares of Olver & Associates, Inc, (“Olver”), a property and casualty insurance agency located in Ithaca, New York.  Tompkins Insurance offers services to customers of the Company’s banking subsidiaries by sharing offices with The Bank of Castile and The Trust Company. In addition to these shared offices, Tompkins Insurance has four stand-alone offices in Western New York and two stand-alone offices in Tompkins County, New York.

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

Supervision and Regulation

Regulatory Agencies
As a registered financial holding company, the Company is subject to examination and comprehensive regulation by the Federal Reserve Board (“FRB”). The Company’s banking subsidiaries are subject to examination and comprehensive regulation by various regulatory authorities, including the Federal Deposit Insurance Corporation (“FDIC”), the Office of the Comptroller of the Currency (“OCC”), and the New York Department of Financial Services (“NYDFS”).  Each of these agencies issues regulations and requires the filing of reports describing the activities and financial condition of the entities under its jurisdiction. Likewise, such agencies conduct examinations on a recurring basis to evaluate the safety and soundness of the institutions, and to test compliance with various regulatory requirements, including: consumer protection, privacy, fair lending, the Community Reinvestment Act, the Bank Secrecy Act, sales of non-deposit investments, electronic data processing, and trust department activities.

The Company’s financial services subsidiaries are subject to examination and regulation by various regulatory agencies, including the New York State Insurance Department, Securities and Exchange Commission (“SEC”), and the Financial Industry Regulatory Authority (“FINRA”).  The trust division of Tompkins Trust Company is subject to examination and comprehensive regulation by the FDIC and NYDFS.

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

In light of the recent economic downturn, bank regulatory agencies have been requiring many banks to maintain higher minimum capital ratios.  This is particularly true in the case of institutions with significant commercial real estate loan portfolios and/or increasing levels of non-performing assets, such as Mahopac National Bank, one of the Company’s three banking subsidiaries.  During the first quarter of 2010, the Comptroller of the Currency (“OCC”) notified the Company that it was requiring Mahopac National Bank, one of the Company’s three banking subsidiaries, to maintain certain minimum capital ratios at levels higher than those otherwise required by applicable regulations.  Mahopac has agreed to maintain a Tier 1 capital to average assets ratio of 8.0%, a Tier 1 risk-based capital to risk-weighted capital ratio of 10.0% and a Total risk-based capital to risk-weighted assets ratio of 12.0%.  Mahopac exceeded these minimum requirements at the time of the notification and continues to maintain ratios above these minimums.  Since Mahopac’s ratios were above the minimum requirements at the time of notification, there was not a material impact to Mahopac or the Company.  As of December 31, 2011, Mahopac had a Tier 1 capital to average assets ratio of 9.0%, a Tier 1 risk-based capital to risk-weighted capital ratio of 13.3% and a Total risk-based capital to risk-weighted assets ratio of 14.5%.

For further information concerning the regulatory capital requirements, actual capital amounts and the ratios of Tompkins and its bank subsidiaries, see the discussion in “Note 20 Regulations and Supervision” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Deposit Insurance
Substantially all of the deposits of the Company banking subsidiaries are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The Dodd-Frank Act permanently increases the maximum amount of deposit insurance to $250,000 per deposit category, per depositor, per institution retroactive to January 1, 2008, and noninterest-bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

On April 1, 2011, the deposit insurance assessment base changed from total domestic deposits to average total assets minus average tangible equity, pursuant to a rule issued by the FDIC as required by the Dodd-Frank Act. Additionally, the deposit insurance assessment system was revised to create a two scorecard system, one for most large institutions that have more than $10 billion in assets and another for “highly complex” institutions that have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. The Company’s subsidiary banks are not affected by the two scorecard system as total assets are below the minimum threshold.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act.  At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly insurance premium for the fourth quarter of 2009, and all of 2010, 2011 and 2012.  For purposes of calculating the assessment; beginning on September 29, 2009, the FDIC increased annual assessment rates uniformly by 3 basis points beginning in 2011.  In addition, an institution’s third quarter 2009 assessment base was increased quarterly at a 5 percent annual growth rate through the end of 2012.  On December 30, 2009, the Company paid $12.2 million related to the 3 year premium FDIC insurance prepayments for its subsidiary banks.  As of December 31, 2011, $5.9 million of prepaid deposit insurance assessments are included in other assets in the Consolidated Statements of Financial Condition.

On May 22 2009, the FDIC approved a final rule for a special assessment of 5 basis points on each insured depository institution’s assets minus Tier 1 capital; not to exceed 10 basis points of the institution’s risk-based assessment as of June 30, 2009, to restore the DIF.  As a result, the Company’s subsidiary banks paid a special assessment in the aggregate amount of $1.4 million in 2009.

FDIC insurance expense totaled $2.5 million, $3.8 million and $5.0 million in 2011, 2010 and 2009, respectively. FDIC insurance expense includes deposit insurance assessments, assessments related to participation in the Temporary Liquidity Guaranty Program (“TLGP”) program, and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation. The Company paid FICO assessments of $230,000 in 2011, $261,000 in 2010 and $246,000 in 2009.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law on July 21, 2010.  The Dodd-Frank Act contains numerous and wide-ranging reforms to the structure and operation of the U.S. financial system.  Among the Dodd-Frank Act’s significant regulatory changes are (i) the imposition of more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios and prohibiting new trust preferred issuances from counting as Tier 1 capital; (ii) making permanent the temporary increase in FDIC deposit insurance coverage from $100,000 to $250,000 and providing for unlimited deposit insurance on noninterest-bearing transaction accounts, together with an increase in the minimum Deposit Insurance Fund reserve requirement and a change in the assessment base from deposits to net assets; (iii) the creation of the Bureau of Consumer Financial Protection, a new financial consumer protection agency, which is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance; (iv) provisions permitting states to adopt stricter consumer protection laws and permitting state attorneys general to enforce rules issued by the Bureau of Consumer Financial Protection; (v) increased regulation of derivatives and hedging transactions and restrictions on the Company’s ability to engage in certain proprietary trading and investing activities; (vi) limitations on debit card interchange fees; (vii) the imposition of new disclosure and other requirements related to corporate governance and executive compensation; (viii) the creation of the Financial Stability Oversight Council, with responsibility for identifying and monitoring systemic risks posed by financial firms, activities and practices; and (ix) the repeal of the federal prohibitions on the payment of interest on demand deposits, therby permitting depository institutions to pay interest on business transaction and other accounts.

The Company is currently evaluating the potential impact of the Act on its business, financial condition and results of operations.  While many of the provisions in the Dodd-Frank Act are applicable to larger institutions (greater than $10 billion in assets), management expects that some provisions of the Dodd-Frank Act may have adverse effects on the Company, such as the cost of complying with numerous new regulations and disclosure and reporting requirements mandated by the Dodd-Frank Act.  Portions of the Dodd-Frank Act become effective at different times, and many of the Dodd-Frank Act’s provisions consist of general statements directing various regulators to issue more detailed rules.  Consequently, the full scope of the Dodd-Frank Act’s impact on the financial system in general and the Company in particular cannot be predicted at this time.

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

Employees

At December 31, 2011, the Company had 743 employees, approximately 90 of whom were part-time. No employees are covered by a collective bargaining agreement and the Company believes its employee relations are excellent.

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

The Company offers different types of commercial loans to a variety of businesses.  Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default.  The Company’s commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The borrowers’ cash flow may be difficult to predict, and collateral securing these loans may fluctuate in value.  Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment.  Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.  As of December 31, 2011, commercial and commercial real estate loans totaled $1.1 billion or 57.0% of total loans.

As part of the Company’s commercial business lending activities, the Company’s subsidiary banks originate agricultural loans, consisting of agricultural real estate loans and agricultural operating loans.  As of December 31, 2011, $120.6 million or 6.1% of the Company’s total loan portfolio consisted of agriculturally-related loans, including $53.1 million in agricultural real estate loans and $67.6 million in agricultural operating loans.  Payments on agricultural loans, primarily dairy loans, are typically dependent on the profitable operation or management of the related farm property.  The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields, declines in market prices for agricultural products and the impact of governmental regulations and subsidies.  In 2009, low milk prices and generally weak economic conditions led to weak financial results for many farms in the Company’s primary market areas, which led to an increase in the Company’s internally criticized and classified agricultural loans. Milk prices rebounded in 2010 and in 2011 remained above the low levels of 2009. As a result, many of the Company’s agricultural customers reported improved operating results and financial conditions, which led to an upgrade in risk ratings for several agricultural loans.  Many farms are dependent upon a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm.  If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired.  While agricultural operating loans are generally secured by a blanket lien on the farm’s operating assets, any repossessed collateral in respect of a defaulted loan may not provide an adequate source of repayment of the outstanding balance as a result of the greater likelihood of damage, loss or depreciation.

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

The Company is subject to the risks presented by acquisitions, including the pending acquisition of VIST Financial Corp.

The Company’s strategic initiatives include diversification within its markets, growth of its fee-based businesses, and growth internally and through acquisitions of financial institutions, branches, and financial services businesses.  As such, the Company from time to time considers acquiring banks, thrift institutions, branch offices of banks or thrift institutions, or other businesses within markets currently served by the Company or in other locations that would complement the Company’s business or its geographic reach. The Company generally targets merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services.  The pending acquisition of VIST Financial Corp., as well as any other future acquisitions, will be accompanied by the risks commonly encountered in acquisitions.  These risks include among other things: the difficulty of integrating operations and personnel, the potential disruption of our ongoing business, the inability of management to maximize financial and strategic position, the inability to maintain uniform standards, controls, procedures and policies, and the impairment of relationships with employees and customers as a result of changes in ownership and management.  Further, the asset quality or other financial characteristics of an acquired company may deteriorate after the acquisition agreement is signed or after the acquisition closes.

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

The Company’s common stock is traded on the NYSC-Amex.  The trading volume in the Company’s common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of the Company’s common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

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

The Company’s executive offices are located at 110 North Tioga Street, Ithaca, New York.  The Company’s banking subsidiaries have 45 branch offices, of which 27 are owned and 17 are leased at market rates.  The Company’s insurance subsidiary has 5 stand-alone offices, of which 3 are owned by the Company and 2 are leased at market rents.  The Company’s wealth management and financial planning subsidiary has 1 office, which it leases at a market rent.  Management believes the current facilities are suitable for their present and intended purposes.   For additional information about the Company’s facilities, including rental expenses, see “Note 8 Premises and Equipment” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Item 3.	Legal Proceedings

On February 2, 2012, a complaint was filed in the Supreme Court of Pennsylvania, Court of Common Pleas, Berks County against VIST Financial Corp, (“VIST”), its directors, Tompkins, and TMP Mergeco, Inc., a wholly-owned subsidiary of Tompkins (“Merger sub”), in connection with the Agreement and Plan of Merger which was signed by Tompkins, VIST, and Merger Sub on January 25, 2012 (the “Merger”).  This agreement describes the terms and conditions under which VIST will be merged with and into Merger sub, thereby becoming a wholly-owned subsidiary of Tompkins.  The lawsuit is brought on behalf of a putative class of similarly situated shareholders, and alleges that VIST’s board of directors breached its fiduciary duties regarding the Merger, that Tompkins and Merger sub aided and abetted the alleged breach of fiduciary duties, and that the Merger represents a waste of corporate assets.  The plaintiffs ask that, among other equitable remedies, the merger be enjoined and that plaintiffs be reimbursed for costs and reasonable legal fees.  Additionally, on February 6, 2012, an individual claiming to be a shareholder of VIST made a separate demand under Pennsylvania law on VIST’s board of directors, demanding that the VIST Board of Directors rectify alleged failures of fiduciary duty in connection with the Merger.  Tompkins believes that any claims asserted against Tompkins and Merger Sub are without merit, and that there are substantial legal and factual defenses to the claims.  Accordingly, Tompkins intends to vigorously defend itself and Merger Sub against these allegations.

Item 4.	Mine Safety Disclosures

Not applicable

Executive Officers of the Registrant

The information concerning the Company’s executive officers is provided below as of March 1, 2012.

Name	Age	Title	Year Joined Company
Stephen S. Romaine	47	President and CEO	January 2000
James W. Fulmer	60	Vice Chairman of the Board	January 2000
Robert B. Bantle	60	Executive Vice President	March 2001
David S. Boyce	45	Executive Vice President	January 2001
Francis M. Fetsko	47	Executive Vice President and CFO	October 1996
Gregory J. Hartz	51	Executive Vice President	August 2002
Gerald J. Klein, Jr.	53	Executive Vice President	January 2000
Kathleen M. Rooney	59	Executive Vice President	April 2004
Richard W. Page, Jr.	50	Senior Vice President and Chief Technology Officer	August 2008

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

David S. Boyce has been employed by the Company since January 2001 and was promoted to Executive Vice President in April 2004.  He was appointed President and Chief Executive Officer of Tompkins Insurance Agencies in 2002.  He has been employed by Tompkins Insurance Agencies and a predecessor company to Tompkins Insurance Agencies for 23 years.

Francis M. Fetsko has been employed by the Company since 1996, and has served as Chief Financial Officer since December 2000.  In July 2003, he was promoted to Executive Vice President. Mr. Fetsko also serves as Chief Financial Officer of Tompkins Trust Company, The Bank of Castile, and Mahopac National Bank.

Gregory J. Hartz has been employed by the Company since 2002 and was appointed President and Chief Executive Officer of Tompkins Trust Company and Executive Vice President of the Company effective January 1, 2007.  Previously, he was Senior Vice President of Tompkins Trust Company, with responsibility for Tompkins Investment Services.  Mr. Hartz serves on the Board of Independent Bankers Association of New York State, currently serving as Treasurer.

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

Market Price and Dividend Information

The Company’s common stock is traded under the symbol “TMP” on the NYSE-Amex (the “Exchange”).  The high and low closing sale prices, which represent actual transactions as quoted on the Exchange, of the Company’s common stock for each quarterly period in 2010 and 2011 are presented below.  The per share dividends paid by the Company in each quarterly period in 2010 and 2011 and the payment dates of these dividends are also presented below.

		Market Price		Cash Dividends
		High	Low	Amount	Date Paid
2010	1st Quarter	$39.05	$35.00	$.31	2/15/10
	2nd Quarter	43.44	36.52	.34	5/14/10
	3rd Quarter	42.03	36.13	.34	8/16/10
	4th Quarter	41.91	38.04	.34	11/15/10

2011	1st Quarter	$41.85	$39.15	$.34	2/15/11
	2nd Quarter	42.20	36.43	.34	5/16/11
	3rd Quarter	41.00	34.01	.36	8/15/11
	4th Quarter	40.49	33.75	.36	11/15/11

Cash dividends per share and the high and low market prices in the table above have been retroactively adjusted to reflect a 10% stock dividend paid on February 15, 2010.

As of February 21, 2012, there were approximately 2,482 holders of record of the Company’s common stock.

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

The following table includes all Company repurchases, including those made pursuant to publicly announced plans or programs during the quarter ended December 31, 2011.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
October 1, 2011 through October 31, 2011	1,760	$37.34	0	0

November 1, 2011 through November 30, 2011	545	$38.75	0	0

December 1, 2011 through December 31, 2011	0	$0.00	0	0
Total	2,305	$37.67	0	0

Included above are 1,760 shares purchased in October 2011, at an average cost of $37.34, and 545 shares purchased in November 2011 at an average cost of $38.75 by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, and were part of the director deferred compensation under that plan. Shares purchased under the rabbi trust are not part of the Board approved stock repurchase plan.

On October 25, 2011, the Company’s Board of Directors authorized a new stock repurchase plan for the Company to repurchase up to 335,000 shares of the Company’s common stock.  Purchases may be made on the open market or in privately negotiated transactions over the next 24 months.  The repurchase program may be suspended, modified, or terminated at any time for any reason.

Recent Sales of Unregistered Securities

On June 1, 2011, Tompkins Insurance acquired all the outstanding shares of Olver & Associates, Inc, a property and casualty insurance agency located in Ithaca, New York.  In connection with the acquisition, 75,188 shares of the Company’s common stock were issued to one shareholder in a transaction exempt from registration pursuant to Section 4(2).

Equity Compensation Plan Information

Information regarding securities authorized for issuance under equity compensation plans is provided in Part III, “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Report.

Performance Graph

The following graph compares the Company’s cumulative total stockholder return since December 31, 2006, with (1) the total return index for the NASDAQ Composite and (2) the total return index for SNL Bank Index.  The graph assumes $100.00 was invested on December 31, 2006, in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

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

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Tompkins Financial Corporation	114.60	101.02	155.27	111.87	123.11	109.39
NASDAQ Composite	110.39	122.15	73.32	106.57	125.91	113.16
SNL Bank	116.98	90.90	51.87	51.33	57.52	38.08

Item 6.	Selected Financial Data

The following consolidated selected financial data is taken from the Company’s audited financial statements as of and for the five years ended December 31, 2011.  The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto in Part II, Item 8. of this Report.  All of the Company’s acquisitions during the five year period were accounted for using the purchase method.  Accordingly, the operating results of the acquired companies are included in the Company’s results of operations since their respective acquisition dates.

	Year ended December 31
(in thousands except per share data)	2011	2010	2009	2008	2007
FINANCIAL STATEMENT HIGHLIGHTS
Assets	$3,400,248	$3,260,343	$3,153,260	$2,867,722	$2,359,459
Total loans	1,981,849	1,910,358	1,914,818	1,817,531	1,440,122
Deposits	2,660,564	2,495,873	2,439,864	2,134,007	1,720,826
Other borrowings	186,075	244,193	208,956	274,791	210,862
Shareholders’ equity	299,143	273,408	245,008	219,361	198,647
Interest and dividend income	137,088	144,062	146,795	140,783	132,441
Interest expense	25,682	32,287	39,758	50,393	58,412
Net interest income	111,406	111,775	107,037	90,390	74,029
Provision for loan and lease losses	8,945	8,507	9,288	5,428	1,529
Net securities gains	396	178	348	477	384
Net income attributable to Tompkins Financial Corporation	35,419	33,831	31,831	29,834	26,371
PER SHARE INFORMATION1
Basic earnings per share	3.21	3.13	2.98	2.81	2.47
Diluted earnings per share	3.20	3.11	2.96	2.78	2.45
Cash dividends per share	1.40	1.33	1.24	1.20	1.13
Book value per share	26.89	25.09	22.87	20.44	18.71
SELECTED RATIOS
Return on average assets	1.07%	1.06%	1.06%	1.13%	1.16%
Return on average equity	12.02%	12.72%	13.66%	14.15%	13.88%
Average shareholders’ equity to average assets	8.94%	8.33%	7.74%	8.01%	8.38%
Dividend payout ratio	43.61%	42.49%	41.61%	42.70%	45.75%

OTHER SELECTED DATA (in whole numbers, unless otherwise noted)
Employees (average full-time equivalent)	719	726	720	686	662
Banking offices	45	45	45	45	39
Bank access centers (ATMs)	63	69	67	69	61
Trust and investment services assets under management, or custody (in thousands)	$2,780,622	$2,859,725	$2,542,792	$2,161,484	$2,345,575

1 Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on February 15, 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management considers the accounting policy relating to the allowance to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Company’s results of operations.

The Company has developed a methodology to measure the amount of estimated loan loss exposure inherent in the loan portfolio to assure that an appropriate allowance is maintained.  The Company’s methodology is based upon guidance provided in SEC Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues and includes allowance allocations calculated in accordance with Accounting Standards Codification (“ASC”) Topic 310, Receivables, and allowance allocations calculated in accordance with ASC Topic 450 Contingencies. The Company’s methodology for determining the allowance for loan and lease losses focuses on our annual, or more often if necessary, ongoing reviews of larger individual loans and leases, historical net charge-offs, delinquencies in the loan and lease portfolio, the level of impaired and nonperforming loans values of underlying loan and lease collateral, the overall risk characteristics of the portfolios, changes in character or size of the portfolios, geographic location, current economic conditions, changes in capabilities and experience of lending management and staff, and other relevant factors. The various factors used in the methodologies are reviewed on a quarterly basis.

Since the methodology is based upon historical experience, market trends, and management’s judgment, factors may arise that result in different estimations.  Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, changes in interest rates, concentration of risk, declines in local property values, and the view of regulatory authorities towards loan classifications.  Management believes that the allowance is appropriate given the inherent risk of loss in the loan and lease portfolios, as of December 31, 2011.  Under adversely different conditions or assumptions, the Company would need to increase the allowance.  Refer to the section captioned “Allowance for Loan and Lease Losses” elsewhere in this discussion for further details on the Company’s methodology and allowance.

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

Another critical accounting policy is the policy for reviewing available-for-sale securities and held-to-maturity securities to determine if declines in fair value below amortized cost are other-than-temporary as required by FASB ASC Topic 320, Investments – Debt and Equity Securities. When other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security and whether it is more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss.  If the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is separated into the amount representing the credit loss and the amount related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  In estimating other-than-temporary impairment losses, management considers, among other factors, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, underlying collateral of the security, and the structure of the security.

All accounting policies are important and the reader of the financial statements should review these policies, described in “Note 1 Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Form 10-K, to gain a better understanding of how the Company’s financial performance is reported.

RESULTS OF OPERATIONS
(Comparison of December 31, 2011 and 2010 results)

General

The Company reported diluted earnings per share of $3.20 in 2011, an increase of 2.9% over diluted earnings per share of $3.11 in 2010.  Net income for the year ended December 31, 2011, was $35.4 million, up 4.7% compared to $33.8 million in 2010. The improvement in 2011 results was mainly attributable to an increase in noninterest income and lower noninterest expense.

In addition to earnings per share, key performance measurements for the Company include return on average shareholders’ equity (ROE) and return on average assets (ROA).  ROE was 12.02% in 2011, compared to 12.72% in 2010, while ROA was 1.07% in 2011 and 1.06% in 2010.  Tompkins’ ROE and ROA continue to compare favorably to peer ratios, ranking in the 86th percentile for ROE and the 70th percentile for ROA of its peer group.  The peer group is derived from the Federal Reserve Board and represents banks and bank holding companies with assets between $3.0 billion and $10.0 billion. The comparative peer group ratios are as of September 30, 2011, the most recent data available from the Federal Reserve Board.

Segment Reporting

The Company has identified two business segments, banking and financial services. Financial services activities consist of the results of the Company’s trust, financial planning and wealth management, broker-dealer services, and risk management operations.  All other activities are considered banking.

The Banking segment net income increased $1.0 million or 3.4% compared to 2010, driven by growth in noninterest income and lower noninterest expense.  Net interest income declined $328,000, or 0.3% in 2011 versus 2010 due to lower average earning assets yields compared to reductions in rates paid on interest-bearing liabilities.

The provision for loan and lease losses increased $438,000 or 5.2% over 2010. The increase in the provision for loan and lease losses in 2011 was largely the result of an increase in loan charge-offs during the third quarter of 2011, which included a $5.0 million charge-off  related to a single commercial real estate customer.

Noninterest income grew $938,000 or 4.7% in 2011 from 2010.  The main contributors to the improvement were an increase in card services income of $775,000 or 18.1% and a $218,000 increase in net gains on securities transactions.  Card services income rose as a result of an increase in debit card transaction volumes and the expiration of associated reward program incentives. Service charges on deposit accounts were down $63,000 or 0.7% in 2011 compared to 2010.  The decrease was mainly a result of lower overdraft fees and reflects regulatory changes that took affect in 2010.

Noninterest expenses declined $585,000 or 0.7% from the same period in 2010.  Decreases in pension expense and FDIC insurance expense more than offset increases in cardholder expenses, and salaries and other benefits, including annual merit increases, increases in incentive compensation and stock based compensation, and higher health insurance costs.

The Financial Services segment reported an improvement in net income of $551,000 or 16.4% in 2011 over the same period in 2010.  Noninterest income derived from the Financial Services segment increased $1.2 million or 4.4% compared to the same period in 2010.  Insurance commissions and fees were up $804,000 or 6.3% in 2011 over the prior year.  Noninterest expenses increased in 2011 by $369,000 or 1.7% over the same period prior year. The increase was mainly in salaries and benefits, reflecting annual merit increases, and other incentive compensation accruals, and other operating expenses.

Net Interest Income

Net interest income is the Company’s largest source of revenue, representing 69.9% of total revenues for the twelve months ended December 31, 2011 and 77.6% of total revenues for the twelve months ended December 31, 2010.  Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates.  The Company’s net interest income over the past several years has benefitted from steady growth in average earning assets, as well as the low interest rate environment.  Over this period the Company’s interest-bearing liabilities repriced at a faster pace than our interest earning assets.  With deposit rates currently at low levels, the downward pricing of these liabilities has slowed, while interest earning assets continue to reprice downward at a steady rate.  This has contributed to a decrease in net interest margin for the twelve months ended December 31, 2011 compared to the same period in 2010.  The taxable equivalent net interest margin of 3.72% for 2011 is below the 3.86% for 2010.  The decrease in the net interest margin was also partly due to the impact of the growth in interest earning assets over prior year being concentrated in lower yielding securities rather than higher yielding loans.

Table 1 – Average Statements of Condition and Net Interest Analysis shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.  Taxable-equivalent net interest income for 2011 was $114.0 million, which is down less than 0.3% compared to 2010. Taxable-equivalent net interest income was positively impacted by growth in average interest earnings assets and lower funding costs; however, these positives were more than offset by the decrease in average earning asset yields.  For 2011, average earning assets were up $102.7 million or 3.5%, and the average cost of interest bearing liabilities decreased by 28 basis points when compared to 2010.  However, over this period the average yields on interest-earning assets decreased by 39 basis points. The yield on average earning assets was impacted by the low rate environment as well as growth being concentrated in lower yielding securities as a result of soft loan demand.

Taxable-equivalent interest income decreased by 4.8% in 2011 over the same period in 2010.  The decrease in taxable-equivalent interest income was primarily a result of lower average yields on interest-earning assets year-over-year.  In addition to the lower level of market interest rates, the yield on interest earning assets was also impact by the composition of interest earning assets. Of the $102.7 million of growth in average earnings assets in 2011, $89.6 million was in average securities, which had an average yield of 3.11% in 2011 compared to an average yield of 3.86% in 2010 and an average yield on loans of 5.42% in 2011.  During 2011, cash flow from securities maturities and prepayments have been reinvested at lower yields as a result of the decrease in market interest rates.  Average loan balances were up $30.6 million or 1.6% in 2011 over 2010, while the average yield on loans decreased 20 basis points to 5.42%.  Loan growth in 2011 included a $50.0 million increase in average real estate loans, and a decrease of $12.0 million and $4.2 million in average consumer and commercial loan balances, respectively.

Interest expense for 2011 was down $6.6 million or 20.5% compared to 2010, reflecting lower average rates paid on deposits and borrowings, a lower average volume of borrowings and growth in noninterest bearing deposit balances.  The average rate paid on interest-bearing deposits during 2011 of 0.63% was 25 basis points lower than the average rate paid in 2010.  The decrease in the average cost of interest-bearing deposits reflects a decrease in the interest rates offered on deposit products due to decreases in average market rates combined with an increase in the relative proportion of lower cost savings and money market deposits.  Average interest-bearing deposit balances increased by $56.0 million or 2.8% in 2011 compared to 2010.  The majority of the increase was in average interest bearing checking, savings and money market deposit balances, which were up 10.1%, and were partially offset by lower average time deposits of $100,000 or less which were down $30.9 million or 7.1%.  Average noninterest bearing deposit balances were up $71.7 million or 15.3% in 2011 over the same period in 2010.  Average other borrowings were down $37.6 million or 19.5% over prior year.

Table 1 - Average Statements of Condition and Net Interest analysis

	December 31,
	2011			2010			2009
	Average Balance		Average Yield/	Average Balance		Average Yield/	Average Balance		Average Yield/
(Dollar amounts in thousands)	(YTD)	Interest	Rate	(YTD)	Interest	Rate	(YTD)	Interest	Rate
ASSETS
Interest-earning assets

Interest-bearing balances due from banks	$12,717	$12	0.09%	$25,189	$31	0.12%	$17,017	$27	0.16%
Money market funds	100	-	0.00%	100	-	0.00%	17,130	36	0.21%
Securities (1)
U.S. Government Securities	969,303	27,504	2.84%	857,724	30,964	3.61%	721,438	31,812	4.41%
Trading Securities	21,262	873	4.11%	27,389	1,085	3.96%	35,067	1,362	3.88%
State and municipal (2)	95,039	5,143	5.41%	107,376	6,059	5.64%	111,253	6,715	6.04%
Other Securities (2)	13,971	648	4.64%	17,465	849	4.86%	20,710	1,047	5.06%
Total securities	1,099,575	34,168	3.11%	1,009,954	38,957	3.86%	888,468	40,936	4.61%
Federal Funds Sold	5,837	7	0.12%	9,233	17	0.18%	8,542	15	0.18%
FHLBNY and FRB stock	17,992	910	5.06%	19,597	1,049	5.35%	20,274	910	4.49%
Loans, net of unearned income (3)
Real Estate	1,395,533	74,598	5.35%	1,345,540	75,610	5.62%	1,284,063	75,479	5.88%
Commercial Loans (2)	457,120	24,792	5.42%	461,339	24,730	5.36%	466,076	25,461	5.46%
Consumer Loans	68,364	4,712	6.89%	80,412	5,619	6.99%	87,283	6,083	6.97%
Direct Lease Financing	7,523	446	5.93%	10,692	643	6.01%	13,031	784	6.02%
Total loans, net of unearned income	1,928,540	104,548	5.42%	1,897,983	106,602	5.62%	1,850,453	107,807	5.83%
Total interest-earning assets	3,064,761	139,645	4.56%	2,962,056	146,656	4.95%	2,801,884	149,731	5.34%

Other assets	230,221			229,784			207,123

Total assets	3,294,982			3,191,840			3,009,007

LIABILITIES & EQUITY

Deposits

Interest-bearing deposits

Interest bearing checking, savings, & money market	1,350,659	4,741	0.35%	1,226,852	5,994	0.49%	1,128,648	8,694	0.77%
Time Dep > $100,000	313,881	3,292	1.05%	327,626	4,297	1.31%	303,761	5,442	1.79%
Time Dep < $100,000	401,902	5,033	1.25%	432,804	6,984	1.61%	420,351	9,223	2.19%
Brokered Time Dep < $100,000	1,731	21	1.21%	24,886	402	1.62%	43,218	852	1.97%
Total interest-bearing deposits	2,068,173	13,087	0.63%	2,012,168	17,677	0.88%	1,895,978	24,211	1.28%
Federal funds purchased & securities sold under agreements to
repurchase	173,692	4,872	2.80%	185,563	5,418	2.92%	190,975	6,254	3.27%
Other borrowings	155,650	6,143	3.95%	193,296	7,611	3.94%	204,467	8,206	4.01%
Trust preferred debentures	25,062	1,580	6.30%	25,058	1,581	6.31%	17,311	1,087	6.28%
Total interest-bearing liabilities	2,422,577	25,682	1.06%	2,416,085	32,287	1.34%	2,308,731	39,758	1.72%
Noninterest bearing deposits	539,917			468,219			427,025
Accrued expenses and other liabilities	37,868			41,593			40,242

Total liabilities	3,000,362			2,925,897			2,775,998

Tompkins Financial Corporation Shareholders’ equity	292,845			264,431			231,498

Noncontrolling interest	1,775			1,512			1,511

Total equity	294,620			265,943			233,009

Total liabilities and equity	$3,294,982			$3,191,840			$3,009,007
Interest rate spread			3.50%			3.61%			3.62%
Net interest income/margin on earning assets		113,963	3.72%		114,369	3.86%		109,973	3.92%

Tax Equivalent Adjustment		(2,557)			(2,594)			(2,936)

Net interest income per consolidated financial statements		$111,406			$111,775			$107,037

(1)	Average balances and yields on available-for-sale securities are based on historical amortized cost.
(2)
Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax exempt interest income to taxable-equivalent basis.

(3)
Nonaccrual loans are included in the average asset totals presented above.  Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s condensed consolidated financial statements included in Part I of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.

Table 2 - Analysis of Changes in Net Interest Income

(in thousands)(taxable equivalent)
	2011 vs. 2010			2010 vs. 2009

	Increase (Decrease) Due to Change in Average			Increase (Decrease) Due to Change in Average
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
INTEREST INCOME:
Certificates of deposit, other banks	$(13)	$(6)	$(19)	$11	$(7)	$4
Money market funds	0	0	0	(18)	(18)	(36)
Federal funds sold	(5)	(5)	(10)	2	0	2
Investments
Taxable	3,445	(7,318)	(3,873)	5,060	(6,383)	(1,323)
Tax-exempt	(675)	(241)	(916)	(229)	(427)	(656)
FHLB and FRB stock	(83)	(56)	(139)	(31)	170	139
Loans, net:
Taxable	1,654	(3,770)	(2,116)	2,654	(3,620)	(966)
Tax-exempt	(229)	291	62	70	(309)	(239)
Total interest income	$4,094	$(11,105)	$(7,011)	$7,519	$(10,594)	$(3,075)
INTEREST EXPENSE:
Interest-bearing deposits:
Interest checking, savings and money market	560	(1,813)	(1,253)	702	(3,402)	(2,700)
Time	(946)	(2,391)	(3,337)	357	(4,191)	(3,834)
Federal funds purchased and securities sold under agreements to repurchase	(338)	(208)	(546)	(172)	(664)	(836)
Other borrowings	(1,607)	138	(1,469)	(144)	43	(101)
Total interest expense	$(2,331)	$(4,274)	$(6,605)	$743	$(8,214)	$(7,471)
Net interest income	$6,425	$(6,831)	$(406)	$6,776	$(2,380)	$4,396

Changes in net interest income occur from a combination of changes in the volume of interest-earning assets and interest-bearing liabilities, and in the rate of interest earned or paid on them. The above table illustrates changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of the change. In 2011, net interest income decreased by $406,000, reflecting a $7.0 million decrease in interest income and a $6.6 million decrease in interest expense.  Lower yields on earnings assets contributed $11.1 million to the decrease in interest income, while the growth in average earning assets added $4.1 million to interest income.  The decrease in interest expense is mainly due to lower rates paid on interest bearing liabilities.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents management’s estimate of the expense necessary to maintain the allowance for loan and lease losses at an appropriate level. The provision for loan and lease losses was $8.9 million in 2011, compared to $8.5 million in 2010.  The increase in the provision for loan and lease losses in 2011 was largely the result of an increase in loan charge-offs during 2011, which included a $5.0 million charge-off  related to a single commercial real estate customer ($1.9 million of this was specifically reserved at December 31, 2010). The increase in net charge-offs was offset by reductions in criticized and classified loans.  In 2011 and 2010 the provision was higher than historical levels due to increases in nonperforming loans and leases and net charge-offs as well as concerns over weak economic conditions and uncertain real estate markets.  During 2011, the Company reported some improvement in asset quality measures, including a decrease in nonperforming loans at year-end 2011 compared with year-end 2010 as well as a decrease in internally-classified loans over the same period.  See the section captioned “The Allowance for Loan and Lease Losses” included within “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition” of this Report for further analysis of the Company’s allowance for loan and lease losses.

Noninterest Income

(in thousands)	2011	2010	2009
Investment services	$14,287	$14,329	$13,328
Insurance commissions and fees	13,542	12,738	12,307
Service charges on deposit accounts	8,491	8,554	9,312
Card services	5,060	4,285	3,664
Net mark-to-market (losses) gains	(402)	(222)	1,467
Other income	6,705	6,331	5,933
Net other-than-temporary impairment losses	(65)	(34)	(146)
Net gain on securities transactions	396	178	348
Total	$48,014	$46,159	$46,213

Noninterest income is a significant source of income for the Company, representing 30.1% of total revenues in 2011, and 29.2% in 2010, and is an important factor in the Company’s results of operations.  Noninterest income increased 4.0% over 2010.  The year-over-year changes in the various noninterest categories are discussed in more detail below.

Investment services income was relatively flat compared to the same period in 2011.  Increases in trust and wealth management fees were mainly offset by lower brokerage fees and commissions.  In 2011, the Company discontinued providing Dreker dealer services to third party representatives, which resulted in lower commissions.  Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. With fees largely based on the market value and the mix of assets managed, volatility in the equity and bond markets impacts the market value of assets and the related investment fees. The market value of assets managed by, or in custody of, Tompkins was $2.7 billion at December 31, 2011, and $2.9 billion in 2010.  These figures include $974.3 million, and $844.9 million, of Company-owned securities where Tompkins Investment Services serves as custodian.

Insurance commissions and fees increased $804,000 or 6.3% over 2010.   Revenues for commercial insurance lines, personal insurance lines, and health and benefit related insurance products were all up for the year compared to the same period in 2010.   Part of the increase in all three product lines was the June 1, 2011 acquisition of Olver & Associates, Inc. The Olver acquisition has added about $322,000 of commercial lines revenue, $138,000 of personal lines revenue, and $108,000 in health and benefit revenues in 2011.  Health and benefit related insurance products continue to be a main source of growth increasing by $289,000 in 2011over the same period prior year.

Service charges on deposit accounts were down $63,000 or 0.7%, compared to 2010.   The largest component of this category is overdraft fees, which is largely driven by customer activity.  Regulatory changes which became effective in the third quarter of 2010 impacted earning capability in overdraft fees. The Federal Reserve Board rule prohibits financial institutions from charging consumer fees for paying overdrafts on automated teller machines and one-time debit transactions, unless the consumer consents, or opts in, to the overdraft service for these types of transactions.

Card services income increased $775,000 or 18.1% over the same period in 2010.  The primary components of card services income are fees related to debit card transactions and ATM usage.  Debit card income and fees associated with debit card transactions increased by 17.2% compared to 2010.  The increase was mainly due to the increased number of cards and transactions, as well as an increase in interchange fees associated with debit cards.  ATM fee income was relatively flat compared to 2010.  As mentioned above in the “Supervision and Regulation” section of Item 1. Business, the Dodd-Frank Act required the Federal Reserve Board to establish rules regarding interchange fees charged in electronic debit card transaction by payment issuers.  In June 2011, the Federal Reserve Board issued final rules.  Currently, these rules would only apply to banks with total assets exceeding $10 billion, which exempts Tompkins.  However, the long-term impact of any new regulations is uncertain.

Net mark-to-market losses on securities and borrowings held at fair value were up $180,000 compared to losses reported in 2010.  Mark-to-market losses or gains relate to the change in the fair value of securities and borrowings where the Company has elected the fair value option.  The year-over-year losses are mainly attributed to changes in market interest rates.

Other income increased $374,000 or 5.9% when compared to 2010.  The primary components of other income are other service charges, increases in cash surrender value of life insurance, gains on sales of residential mortgage loans, and other miscellaneous income, which includes, income from miscellaneous equity investments, including the Company’s investment in a Small Business Investment Company (“SBIC”).

Other service charge income, included in other income on the consolidated statements of income, was down compared to prior year by $151,000, mainly as a result of lower loan related fees.

Net gains on sale of loans, included in other income on the consolidated statements of income, of $496,000 in 2011 were down by $459,000 or 48.1% compared to 2010.  The decrease in gains in 2011 compared to 2010 is consistent with the decrease in volume of loans sold in 2011 compared to 2010.  To manage interest rate risk exposures, the Company from time to time sells certain fixed rate residential mortgage loan originations that have rates below or maturities greater than the standards set by the Company’s Asset/Liability Committee for loans held in the portfolio.

Increases in the value of COLI net of mortality expenses, included in other income on the consolidated statements of income, were $1.5 million in 2011, up $126,000 or 9.1% over 2010.  COLI relates to life insurance policies covering certain senior officers of the Company and its subsidiaries.  The Company’s average investment in COLI was $41.6 million at December 31, 2011, and $36.5 million during the same period in 2010.

Other miscellaneous income, included in other income on the consolidated statements of income, also includes income related to an investment in a SBIC.  In 2011 and 2010, the Company recognized $1.1 million and $543,000, respectively, related to an investment in a SBIC.  The amounts for 2011 and 2010 included $807,000 and $371,000, respectively, of gains recognized and distributed by the SBIC.  The SBIC periodically recognizes gains related to investments held in its portfolio and distributes these gains to its investors.  The Company believes that, as of December 31, 2011, there were no impairments with respect to its investment in the SBIC.  Other miscellaneous income in 2011 also included approximately $600,000 in nonrecurring gains on the sale of real estate and other assets.

Noninterest Expense

(in thousands)	2011	2010	2009
Salaries and wages	$44,140	$42,530	$40,459
Pension and other employee benefits	14,275	14,523	13,367
Net occupancy expense of premises	7,117	7,161	7,135
Furniture and fixture expense	4,463	4,421	4,462
FDIC insurance	2,527	3,768	4,976
Amortization of intangible assets	589	762	915
Other	25,441	25,880	25,303
Total	$98,552	$99,045	$96,617

Noninterest expenses for 2011were in line with 2010.  Changes in various components of noninterest expense are discussed below.

Total personnel-related expenses increased by $1.4 million or 2.4% in 2011 over 2010.  Salaries and wages increased by $1.6 million or 3.8% in 2011 when compared to 2010.  The increases were primarily related to annual merit increases as well as increases in incentive compensation expense and stock-based compensation expense.  Total pension and other employee benefit expense decreased by $248,000 or 1.7% compared to 2010.  The decrease was mainly in pension expense (down $964,000) and was partially offset by higher health insurance expense (up $810,000).

FDIC insurance decreased by $1.2 million or 32.9% in 2011 compared to 2010, mainly as a result of changes to the FDIC assessment calculation that took effect in the second quarter of 2011.

Other operating expenses decreased by 1.7% compared to 2010. The primary components of other operating expense are marketing expense, professional fees, software licensing and maintenance, and cardholder expense.  Contributing to the decrease in the 2011 from 2010 were the following:  professional fees (down $815,000), partially offset by increases in software licenses and maintenance (up $167,000) and cardholder expenses (up $220,000).  Professional fees include amounts paid to outside consultants for assistance on projects or initiatives and vary depending on the number and scope of actual projects in a given year.  The increase in cardholder expenses is mainly a result of an increased number of cards and a higher volume of customer transactions.

The Company’s efficiency ratio, defined as operating expense excluding amortization of intangible assets, divided by tax-equivalent net interest income plus noninterest income before securities gains and losses (increase in the cash surrender value of COLI is shown on a tax equivalent basis), improved to 60.3% in 2011, compared to 60.9% in 2010.  Tax equivalency was based upon a 40% tax rate.  Excluding the tax equivalent adjustments for tax-exempt securities and tax-exempt loans and leases, the efficiency ratio would be 61.4% in 2011 and 62.0% in 2010.

Noncontrolling Interests

Net income attributable to noncontrolling interests represents the portion of net income in consolidated majority-owned subsidiaries that is attributable to the minority owners of a subsidiary. The Company had net income attributable to noncontrolling interests of $131,000 in 2011 and 2010.  The noncontrolling interests are mainly in three real estate investment trusts, which are substantially owned by the Company’s banking subsidiaries.

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes. The 2011 provision was $16.4 million, which is in line with same period prior year. The effective tax rate for the Company was 31.6% in 2011, down from 32.7% in 2010.  The effective rate in 2011 benefitted from investments in low income housing tax credits.

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

The Company’s return on equity was 12.72% in 2010 compared to 13.66% in 2009, while return on assets was 1.06% in 2010 and 2009, respectively.  Total revenues, consisting of net interest income and noninterest income, were $157.9 million in 2010, up $4.7 million or 3.1% over 2009.  Total revenues in 2010 benefited from growth in net interest income, resulting from lower funding costs and growth in average earning assets.  Noninterest income was fairly flat year-over-year as increases in investment services income, insurance commissions and fees and card services income were more than offset by lower service charges on deposit accounts.

Segment Reporting

The Banking segment reported net income of $30.6 million in 2010, up $2.0 million or 7.1% from net income of $28.6 million in 2009, driven by growth in net interest income.  Net interest income of $111.5 million was up $4.7 million, or 4.4% in 2010 from $106.8 million in 2009.  Net interest income benefited from growth in average earning assets and lower rates paid on interest-bearing liabilities.  The year-over-year comparison of operating results was impacted by the FDIC special deposit insurance assessment of $1.4 million (pre-tax) in the second quarter of 2009.

The provision for loan and lease losses in 2010 was $8.5 million, compared to $9.3 million in 2009.

Noninterest income of $20.2 million in 2010 was down 5.0% from 2009.  The two main contributors to the lower noninterest income were an increase in mark-to-market losses on securities and liabilities held at fair value and lower service fees on deposit accounts.  Net mark-to-market losses on securities and liabilities held at fair value totaled $222,000 in 2010 compared to net mark-to-market gains of $1.5 million in 2009.  Service charges on deposit accounts were down $758,000 or 8.1% in 2010 compared to 2009.  The decrease was mainly a result of lower overdraft fees.  In November 2009, the Federal Reserve Board issued a final rule that, effective July 1, 2010, prohibited financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.  Card services income totaled $4.3 million in 2010, an increase of $621,000 or 16.9% over 2009.  The increase was mainly in debit card income and reflects a higher transaction volume, partially attributable to an increase in the number of cardholders.

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

The Financial Services segment had net income of $3.4 million in 2010, which was in line with the results from 2009.  Noninterest income derived from the Financial Services segment was $27.0 million in 2010, an increase of $1.4 million or 5.6% compared to the same period in 2009.  Improvement in the bond and equity markets from a volatile market in 2009 and stabilization in the overall economy in 2010 had a positive effect on fee-based businesses, including investment services income.  The market value of assets managed by or in custody of the Company at year-end 2010 was up over prior year-end, increasing over the course of the year as a result of higher market levels and new business initiatives.  Insurance commissions and fees were up $431,000 or 3.5% in 2010 over prior year.  Noninterest expenses of $22.0 million in 2010 were up $1.4 million or 7.0% over the same period prior year. The increase was mainly in salaries and benefits, reflecting annual merit increases, stock-based and other incentive compensation accruals, and other operating expenses.

Net Interest Income

Net interest income represented 77.6% of total revenues for the twelve months ended December 31, 2010 and 72.9% of total revenues for the twelve months ended December 31, 2009.  Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates.  The Company’s net interest income over the past several years has benefitted from steady growth in average earning assets, as well as the low interest rate environment.  Over this period the Company’s interest-bearing liabilities repriced at a faster pace than our interest earning assets.  With deposit rates at low levels, the downward pricing of these liabilities had slowed, while interest earning assets continued to reprice downward at a steady rate.  This had contributed to a decrease in net interest margin for the twelve months ended December 31, 2010 compared to the same period in 2009.  The taxable equivalent net interest margin of 3.86% for 2010 was below the 3.92% for 2009.  The decrease in the net interest margin was also partly due to the impact of the growth in interest earning assets over prior year being concentrated in lower yielding securities rather than higher yielding loans.

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

Taxable-equivalent interest income decreased by 2.1% in 2010 over 2009.  The decrease in taxable-equivalent interest income was primarily a result of lower average yields on interest-earning assets year-over-year.  In addition to the lower level of market interest rates, the yield on interest earning assets was also impact by the composition of interest earning assets. Average security balances were up $121.5 million or 13.7% over prior year, while average yields were down 75 basis points to 3.86%.  During 2010, cash flow from securities maturities and prepayments were reinvested at lower yields as a result of the decrease in market interest rates.  Average loan balances were up $47.5 million or 2.6% in 2010 over 2009, while the average yield on loans decreased 21 basis points to 5.62%.  Loan growth in 2010 included a $61.5 million increase in average commercial real estate loans, and a decrease of $6.9 million and $4.7 million in average consumer and commercial loan balances, respectively.  The decrease in yields on average loans in 2010 was mainly due to the prime interest rate reduction of 400 basis points to 3.25% in 2009, which has remained there over the subsequent years.

Interest expense for 2010 was down $7.5 million or 18.8% compared to 2009, reflecting lower average rates paid on deposits and borrowings, partially offset by growth in average balances.  The average rate paid on interest-bearing deposits during 2010 of 0.88% was 40 basis points lower than the average rate paid in 2009.  The decrease in the average cost of interest-bearing deposits reflected a decrease in the interest rates offered on deposit products due to decreases in average market rates combined with an increase in the relative proportion of lower cost savings and money market deposits.  Average interest-bearing deposit balances increased by $116.2 million or 6.1% in 2010 compared to 2009.  The majority of the increase was in average interest bearing checking, savings and money market deposit balances, which were up 8.7% to $1.2 billion, and average time deposits of $100,000 or more which were up 7.9% to $327.6 million, and were partially offset by lower average brokered time deposits of $100,000 or less which were down $18.3 million or 42.4%.  Average noninterest bearing deposit balances of $468.2 million were up 9.6% in 2010 over the same period in 2009.  Average other borrowings of $193.3 million were down 5.5% over prior year.

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

Noninterest Income

Noninterest income represented 29.2% of total revenues in 2010, and 30.2% in 2009.  The decrease in noninterest income as a percentage of revenues in 2010 compared to 2009 was due to an increase in net interest income year-over-year, lower service charges on deposit accounts and an increase in net mark-to-market losses on liabilities held at fair value.

Investment services income was $14.3 million in 2010, an increase of 7.5% from $13.3 million in 2009.  With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income.  The market value of assets managed by, or in custody of, Tompkins was $2.9 billion at December 31, 2010, up 12.5% from $2.5 billion at December 31, 2009. These figures included $844.9 million and $733.0 million, respectively, of Company-owned securities where Tompkins Investment Services served as custodian.  The increase in the market value of assets over prior year reflected a rebound in equity markets and new business.  The Company was successful with business development initiatives and customer retention despite the challenging equities markets in 2010 and the turmoil in the financial markets.

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

Service charges on deposit accounts were $8.6 million in 2010, down 8.1% compared to $9.3 million in 2009. Contributing to the decrease was a new rule issued by the Federal Reserve Board and effective in the third quarter of 2010, which prohibited financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time transactions.  Consumers must be provided a notice that explains the financial institutions’ overdraft services, including the fees associated with the service, and the consumer’s choices.

Card services income of $4.3 million in 2010 was up $621,000 or 16.9% from 2009.  The primary components of card services income were fees related to debit card transactions and ATM usage.  Debit card income and fees associated with debit card transactions increased by 24.3% compared to 2009 to $3.3 million, the increase was mainly due to increased number of cards and transactions as well as an increase in interchange fees.  ATM fee income was relatively flat compared to December 31, 2009.

Net mark-to-market losses on securities and borrowings held at fair value totaled $222,000 in 2010, compared to net mark-to-market gains of $1.5 million in 2009.  Mark-to-market losses or gains were related to the change in the fair value of securities and borrowings where the Company had elected the fair value option.  The year-over-year loss was mainly attributed to changes in market interest rates.

Other income of $6.3 million in 2010 was up $398,000 or 6.7% from 2009.  The primary components of other income were other service charges, increases in cash surrender value of life insurance, gains on sales of residential mortgage loans and income from miscellaneous equity investments, including the Company’s investment in a Small Business Investment Company (“SBIC”).

Other service charge income, included in other income on the consolidated statements of income, of $2.4 million was up $502,000 or 25.9% compared to the same period in 2009.  Higher loan related fees and safe deposit box fees were the primary contributors to the increase in other service charge income.

Noninterest Expense

Noninterest expenses for 2010 were $99.0 million, an increase of 2.5% over noninterest expenses of $96.6 million for 2009.  The increase in 2010 over 2009 was primarily in compensation and benefits related expenses.

Personnel-related expense increased by $3.2 million or 6.0% in 2010 over 2009.  Salaries and wages increased by $2.1 million year over year, mainly a result of the increase in average FTEs, as well as annual merit increases.  The average number of FTEs increased from 720 in 2009 to 726 for 2010.  Included in salaries and wages was stock option expense, which increased year-over-year by $281,000 or 30.0%.  Pension and other employee benefit related expenses increased by $1.1 million to $14.5 million for 2010 compared to $13.4 million in 2009.  Pension expense was up $552,000 million, while health and dental insurance was up $280,000 for the year ended December 31, 2010, when compared to the same period in 2009.

FDIC insurance of $3.8 million in 2010 was under prior year by $1.2 million or 24.3%.  The decrease was mainly related to the special deposit insurance assessment of $1.4 million levied in the second quarter of 2009.

Other operating expenses increased by 2.3% in 2010 when compared to 2009.  The primary components of other operating expense were marketing expense, professional fees, software licensing and maintenance, cardholder expense and other.

Professional fees for 2010 increased by $343,000 or 10.4% compared to 2009.  Professional fees included amounts paid to outside consultants for assistance on projects or initiatives.

Software licensing and maintenance fee expense increased by $207,000 or 6.3% in 2010 over 2009.  The increase in 2010 was mainly due to increased licensing fees related to the core operating system and the implementation of new software applications.

Cardholder expenses were up $294,000 or 19.2% for 2010 over 2009.  The year-over-year increase is mainly a result of the increased number of cards and a higher volume of customer transactions.

Additional items contributing to the change in other operating expenses were the following:  other noninterest expense (up $275,000), printing and supplies (up $111,000), other loan and lease related fees (down $570,000).

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

Noncontrolling Interests

Net income attributable to noncontrolling interests represented the portion of net income in consolidated majority-owned subsidiaries that was attributable to the minority owners of a subsidiary. The Company had net income attributable to noncontrolling interests of $131,000 in 2010 and 2009. The noncontrolling interests were mainly in three real estate investment trusts, which were substantially owned by the Company’s banking subsidiaries.

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes. The 2010 provision was $16.4 million, compared to $15.4 million in 2009. The effective tax rate for the Company was 32.7% in 2010, consistent with 32.6% in 2009.

FINANCIAL CONDITION

Total assets grew by $139.9 million or 4.3% compared to the previous year ending December 31, 2010.  Table 3-Balance Sheet Comparisons below provides a comparison of average and year-end balances of selected balance sheet categories over the past three years, and the change in those balances between 2010 and 2011.  Earning asset growth over year-end 2010 was attributed to a $71.5 million increase in total loans and a $56.2 million increase in securities.  Although improving, loan demand continues to be impacted by weak economic conditions.  As such, deposit growth has been invested in short-term liquid assets and short duration available-for-sale securities to maintain flexibility to redeploy funds when loan demand picks up.

As of December 31, 2011, total securities comprised 35.0% of total assets, compared to 34.3% of total assets at year-end 2010. The securities portfolio contains primarily mortgage-backed securities, obligations of U.S. Government sponsored entities, and obligations of states and political subdivisions.  The Company has no investments in preferred stock of U.S. Government sponsored entities and no investments in pools of trust preferred securities.  A more detailed discussion of the securities portfolio is provided below in this section under the caption “Securities”.

Loans and leases were 58.3% of total assets at December 31, 2011, compared to 58.6% of total assets at December 31, 2010. A more detailed discussion of the loan portfolio is provided below in this section under the caption “Loans and Leases”.

Nonperforming loans (loans on nonaccrual, loans past due 90 days or more and still accruing interest, and loans restructured in a troubled debt restructuring) declined $3.9 million or 8.6% compared to the same period last year ending December 31, 2010.  Nonperforming loans represented 2.09% of total loans at December 31, 2011, compared to 2.37% of total loans at December 31, 2010.  For 2011, net charge-offs were $9.2 million, up from $5.0 million in the same period of 2010.  A more detailed discussion of nonperforming loans and other asset quality measures is provided below in this section under the caption “Allowance for Loan and Lease Losses”.

Total deposits increased $164.7 million or 6.6% over December 31, 2010.  The growth in total deposits from December 31, 2010 was concentrated in the checking, money market and savings and noninterest bearing deposit balances which were up $126.1 million and $93.1 million, respectively.  Other funding sources include Federal funds purchased, securities sold under agreements to repurchase, other borrowings, and trust preferred securities.  These funding sources totaled $380.2 million at December 31, 2011, down $72.6 million or 16.0% from $452.9 million at December 31, 2010.  Included in this total are certain borrowings that the Company elected to account for at fair value.  As of December 31, 2011, the Company had $10.0 million of borrowings with the FHLB accounted for at fair value, with an aggregate fair value of $12.1 million.  During 2009, the Company issued $20.5 million aggregate liquidation amount of 7.0% cumulative trust preferred securities through a newly-formed subsidiary, Tompkins Capital Trust I, a wholly-owned Delaware statutory trust.

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

Table 3 Balance Sheet Comparisons

AVERAGE BALANCE SHEET	As of December 31,			Change (2010 to 2011)
(in thousands)	2011	2010	2009	Amount	Percentage
Total assets	$3,294,982	$3,191,840	$3,009,007	103,142	3.23%
Earning assets*	3,064,761	2,962,056	2,801,884	102,705	3.47%
Total loans and leases, less unearned income and net deferred costs and fees	1,928,540	1,897,983	1,850,453	30,557	1.61%
Securities*	1,099,575	1,009,954	888,468	89,621	8.87%
Core deposits**	1,984,653	1,819,300	1,674,160	165,353	9.09%
Time deposits of $100,000 and more	313,881	327,626	303,761	(13,745)	(4.20%)
Federal funds purchased and securities sold under agreements to repurchase	173,692	185,563	190,975	(11,871)	(6.40%)
Other borrowings	155,650	193,296	204,467	(37,646)	(19.48%)
Shareholders’ equity	294,620	265,943	233,009	28,677	10.78%

ENDING BALANCE SHEET	As of December 31,			Change (2010 to 2011)
(in thousands)	2011	2010	2009	Amount	Percentage
Total assets	$3,400,248	$3,260,343	$3,153,260	139,905	4.29%
Earning assets*	3,165,412	3,029,621	2,922,138	135,791	4.48%
Total loans and leases, less unearned income and net deferred costs and fees	1,981,849	1,910,358	1,914,818	71,491	3.74%
Securities*	1,151,124	1,094,952	985,503	56,172	5.13%
Core deposits**	2,211,702	1,917,886	1,725,315	293,816	15.32%
Time deposits of $100,000 and more	305,652	296,399	327,890	9,253	3.12%
Federal funds purchased and securities sold under agreements to repurchase	169,090	183,609	192,784	(14,519)	(7.91%)
Other borrowings	186,075	244,193	208,965	(58,118)	(23.80%)
Shareholders’ equity	299,143	273,408	245,008	25,735	9.41%

*Balances of available-for-sale securities are shown at amortized cost.

**Core deposits equal total deposits less time deposits of $250,000 and more, brokered deposits, and municipal money market deposits. Prior to 2011, core deposits of $100,000 or more.

Shareholders’ Equity

The Consolidated Statements of Changes in Shareholders’ Equity included in the Consolidated Financial Statements of the Company contained in Part II, Item 8. of this Report, detail the changes in equity capital.  Total shareholders’ equity was up $25.7 million or 9.4% to $299.1 million at December 31, 2011, from $273.4 million at December 31, 2010. The increase was mainly due to the Company’s strong financial performance, reflecting net income attributable to Tompkins Financial Corporation of $35.4 million less dividends of $15.4 million. Additional paid-in capital increased by $8.3 million, from $198.1 million at December 31, 2010, to $206.4 million at December 31, 2011.  The $8.3 million included the following:  $2.5 million attributed to shares issued for an acquisition; $880,000 of proceeds from stock option exercises and the related tax benefits; $1.3 million related to stock-based compensation; $2.4 million related to shares issued for dividend reinvestment plans; $1.1 million related to shares issued for the employee stock ownership plan; and $151,000 related to shares issued for director deferred compensation plan.

Accumulated other comprehensive loss increased from net unrealized loss of $1.3 million at December 31, 2010 to a net unrealized loss of $3.7 million at December 31, 2011; reflecting a $9.7 million increase in unrealized gains on available-for-sale securities due to lower market rates, and an $12.1 million decrease related to postretirement benefit plans.  Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage capital ratios.

Total shareholders’ equity was up $28.4 million or 11.6% to $273.4 million at December 31, 2010, from $245.0 million at December 31, 2009. The increase was mainly due to net income of $33.8 million less dividend of $14.4 million.  The Company paid a 10% stock dividend in February 2010 which increased additional paid-in capital by $35.3 million and decreased retained earnings by $35.4 million.  Additional paid-in capital increased by $42.5 million, from $155.6 million at December 31, 2009, to $198.1 million at December 31, 2010.  The $42.5 million included the following:  $1.5 million of proceeds from stock option exercises and the related tax benefits of $212,000; $1.2 million related to stock-based compensation; $2.9 million related to shares issued for dividend reinvestment plans; $1.3 million in funds for shares issued for the employee stock ownership plan; and $111,000 related to shares issued for director deferred compensation plan

Accumulated other comprehensive loss decreased by $1.8 million, from a net unrealized loss of $3.1 million at December 31, 2009, to a net unrealized loss of $1.3 million at December 31, 2010.  The change resulted from a $1.6 million increase in unrealized gains on available-for-sale securities due to lower market rates, and a $233,000 positive adjustment related to postretirement benefit plans.

The Company continued its long history of increasing cash dividends with a per share increase of 5.3% in 2011, which follows an increase of 7.3% in 2010. Dividends per share amounted to $1.40 in 2011, compared to $1.33 in 2010, and $1.24 in 2009. Dividends per share were retroactively adjusted to reflect a 10% stock dividend paid February 15, 2010.  Cash dividends paid represented 43.5%, 42.5%, and 41.5% of after-tax net income in each of 2011, 2010, and 2009, respectively.

On October 25, 2011, the Company’s Board of Directors authorized a new stock repurchase plan for the Company to repurchase up to 335,000 shares of the Company’s common stock.  Purchases may be made on the open market or in privately negotiated transactions over the next 24 months.  The repurchase program may be suspended, modified, or terminated at any time for any reason.  The Company did not purchase any shares in 2011 under the plan.

The Company and its subsidiary banks are subject to quantitative capital measures established by regulation to ensure capital adequacy. Consistent with the objective of operating a sound financial organization, the Company and its subsidiary banks maintain capital ratios well above regulatory minimums and meet the requirements to be considered well-capitalized under the regulatory guidelines.

During the first quarter of 2010, the Comptroller of the Currency (“OCC”) notified the Company that it was requiring Mahopac National Bank, one of the Company’s three banking subsidiaries, to maintain certain minimum capital ratios at levels higher than those otherwise required by applicable regulations.  Mahopac has agreed to maintain a Tier 1 capital to average assets ratio of 8.0%, a Tier 1 risk-based capital to risk-weighted capital ratio of 10.0% and a Total risk-based capital to risk-weighted assets ratio of 12.0%.  Mahopac exceeded these minimum requirements at the time of the notification and continues to maintain ratios above these minimums.  Since Mahopac’s ratios were above the minimum requirements at the time of notification, there was not a material impact to Mahopac or the Company.  As of December 31, 2011, Mahopac had a Tier 1 capital to average assets ratio of 9.0%, a Tier 1 risk-based capital to risk-weighted capital ratio of 13.3% and a Total risk-based capital to risk-weighted assets ratio of 14.5%.

As of December 31, 2011, the capital ratios for the Company’s other two subsidiary banks also exceeded the minimum levels required to be considered well capitalized.  Additional information on the Company’s capital ratios and regulatory requirements is provided in “Note 20 Regulations and Supervision” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report on Form 10-K.

Securities

The Company maintains a portfolio of securities such as U.S. Treasuries, U.S. government sponsored entities securities, U.S. government agencies, non-U.S. Government agencies or sponsored entities mortgage-backed securities, obligations of states and political subdivisions thereof and equity securities. Management typically invests in securities with short to intermediate average lives in order to better match the interest rate sensitivities of its assets and liabilities.  Investment decisions are made within policy guidelines established by the Company’s Board of Directors. The investment policy established by the Company’s Board of Directors is based on the asset/liability management goals of the Company, and is monitored by the Company’s Asset/Liability Management Committee. The intent of the policy is to establish a portfolio of high quality diversified securities, which optimizes net interest income within safety and liquidity limits deemed acceptable by the Asset/Liability Management Committee.

The Company classifies its securities at date of purchase as either available-for-sale, held-to-maturity or trading.  Securities, other than certain obligations of states and political subdivisions thereof, are generally classified as available-for-sale. Securities available-for-sale may be used to enhance total return, provide additional liquidity, or reduce interest rate risk.  The held-to-maturity portfolio consists solely of obligations of state and political subdivisions.  The securities in the trading portfolio reflect those securities that the Company elected to account for at fair value, with the adoption of ASC Topic 825, Financial Instruments, effective January 1, 2008.

The Company’s securities portfolio at December 31, 2011 totaled $1.2 billion, reflecting an increase of 6.5% from $1.1 billion at December 31, 2010.  The growth was in the available-for-sale portfolio as the held-to-maturity and trading portfolios were both down from year end 2010.  The growth in the available-for-sale portfolio was mainly in mortgage backed securities issued by U.S. Government sponsored entities and driven by yield and duration considerations.  The decrease in the held-to-maturity portfolio was due to maturities and calls during the year.  The tables below show the composition of the securities portfolios as of the past three year ends.  Additional information on the securities portfolio is available in “Note 3 Securities” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report, which  details the types of securities held, the carrying and fair values, and the contractual maturities as of December 31, 2011 and 2010.

Available-for-Sale Securities	2011		2010		2009
(in thousands)	Amortized Cost1	Fair Value	Amortized Cost1	Fair Value	Amortized Cost1	Fair Value
U.S. Treasury securities	$2,020	$2,070	$2,043	$2,129	$1,991	$2,079
Obligations of U.S. Government sponsored entities	408,958	422,590	402,057	407,440	377,920	379,015
Obligations of U.S. states and political subdivisions	56,939	59,653	60,707	63,037	61,176	63,695
Mortgage-backed securities - residential, issued by
U.S. Government agencies	123,426	129,773	143,319	146,013	75,714	78,055
U.S. Government sponsored entities	501,136	517,378	393,331	405,478	373,307	388,860
Non-U.S. Government agencies or sponsored entities	6,334	5,876	9,636	9,283	12,656	10,766
U.S. corporate debt securities	5,017	5,183	5,024	5,203	5,032	5,136
Total debt securities	1,103,830	1,142,523	1,016,117	1,038,583	907,796	927,606
Equity securities	1,023	1,023	1,025	1,025	1,164	1,164
Total available-for-sale securities	$1,104,853	$1,143,546	$1,017,142	$1,039,608	$908,960	$928,770

1 Net of other-than-temporary impairment losses recognized in earnings.

Equity securities include miscellaneous investments carried at fair value, which approximates cost.

Held-to-Maturity Securities	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Obligations of U.S. states and political subdivisions	$26,673	$27,255	$54,973	$56,064	$44,825	$46,340
Total held-to-maturity securities	$26,673	$27,255	$54,973	$56,064	$44,825	$46,340

Held-for-Trading Securities	2011	2010	2009
	Fair Value	Fair Value	Fair Value

Obligations of U.S. Government sponsored entities	$12,693	$13,139	$17,986
Mortgage-backed securities-residential issued by U.S. Government sponsored entities	6,905	9,698	13,732
Total held-for-trading securities	$19,598	$22,837	$31,718

The decrease in trading securities reflects maturities or calls during 2011.  The pre-tax mark-to-market gains on trading securities in 2011 were $62,000, compared to pre-tax net mark-to-market gains of $219,000 in 2010 and $204,000 in 2009.

Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles.  During 2009, the Company determined that three of the five non-U.S. Government mortgage backed securities held in the available-for-sale portfolio were other-than-temporarily impaired.  As a result, the Company recorded other-than-temporary impairment charges of $1.8 million in 2009 on these investments.  The credit loss component of $146,000 was recorded as other-than-temporary impairment losses in the consolidated statements of income, while the remaining non-credit portion of the impairment loss was recognized in other comprehensive income (loss) in the consolidated statements of condition and changes in shareholders’ equity. In 2010 and 2011, the Company reviewed these five securities and determined that additional other-than-temporary charges of $34,000 and $65,000 related to the three non-U.S. Government mortgage backed securities was necessary.  As of December 31, 2011, the amount by which the carrying value of these three securities exceeded their fair value was $447,000.  A continuation or worsening of current economic conditions may result in additional credit loss component of other-than-temporary impairment losses related to these investments.

The Company holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock and non-marketable Federal Reserve Bank (“FRB”) stock, both of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB.  Holdings of FHLBNY stock and FRB stock totaled $17.0 million and $2.1 million at December 31, 2011, respectively, $19.9 million and $2.1 million at December 31, 2010, respectively, and $18.1 million and $1.9 million at December 31, 2009, respectively.  These securities are carried at par, which is also cost.  The FHLBNY continues to pay dividends and repurchase its stock.  As such, the Company has not recognized any credit loss other-than-temporary impairment on its holdings of FHLBNY stock.

Management’s policy is to purchase investment grade securities that, on average, have relatively short expected durations. This policy helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital. The contractual maturity distribution of debt securities and mortgage-backed securities as of December 31, 2011, along with the weighted average yield of each category, is presented in Table 4-Maturity Distribution below. Balances are shown at amortized cost and weighted average yields are calculated on a fully taxable-equivalent basis. Expected maturities will differ from contractual maturities presented in Table 4-Maturity Distribution below, because issuers may have the right to call or prepay obligations with or without penalty and mortgage-backed securities will pay throughout the periods prior to contractual maturity.

Table 4 - Maturity Distribution
	As of December 31, 2011
	Securities		Securities
	Available-for-Sale *		Held-to-Maturity
(dollar amounts in thousands)	Amount	Yield (FTE)	Amount	Yield (FTE)
U.S. Treasury securities
Within 1 year	$1,010	2.80%	$0	0.00%
Over 1 to 5 years	1,010	2.96%	0	0.00%
	$2,020	2.88%	$0	0.00%

Obligations of U.S. Government sponsored entities
Over 1 to 5 years	220,840	2.65%	0	0.00%
Over 5 to 10 years	183,115	1.96%	0	0.00%
Over 10 years	5,003	5.10%	0	0.00%
	$408,958	2.37%	$0	0.00%

Obligations of U.S. state and political subdivisions
Within 1 year	$7,601	4.41%	$11,905	3.65%
Over 1 to 5 years	28,021	4.97%	10,808	5.90%
Over 5 to 10 years	19,667	4.65%	3,004	6.90%
Over 10 years	1,650	5.76%	956	7.16%
	$56,939	4.81%	$26,673	5.05%

Mortgage-backed securities - residential
Within 1 year	$39	5.56%	$0	0.00%
Over 1 to 5 years	8,419	5.19%	0	0.00%
Over 5 to 10 years	212,247	3.21%	0	0.00%
Over 10 years	410,191	3.45%	0	0.00%
	$630,896	3.39%	$0	0.00%

Other securities
Over 1 to 5 years	2,517	4.01%	0	0.00%
Over 10 years	2,500	3.12%	0	0.00%
Equity securities	1,023	0.16%	0	0.00%
	$6,040	2.99%	$0	0.00%

Total securities
Within 1 year	$8,650	4.42%	$11,905	3.65%
Over 1 to 5 years	260,807	2.98%	10,808	5.90%
Over 5 to 10 years	415,029	2.73%	3,004	6.90%
Over 10 years	419,344	3.47%	956	7.16%
Equity securities	1,023	0.16%	0	0.00%
	$1,104,853	3.08%	$26,673	5.05%

* Balances of available-for-sale securities are shown at amortized cost.

The average taxable-equivalent yield on the securities portfolio was 3.11% in 2011 compared to 3.86% in 2010 and 4.61% in 2009.  The decreases in yields were primarily a result of the reinvestment of proceeds from principal repayments and maturities at lower market rates.

At December 31, 2011, there were no holdings of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of the Company’s shareholders’ equity.

Table 5 Loans and Leases

Loans and Leases at December 31 were as follows:

(in thousands)	2011	2010	2009	2008	2007
Commercial and industrial
Agriculture	$67,566	$65,918	$71,480	$64,358	$52,227
Commercial and industrial other	417,128	409,432	423,015	403,061	329,439
Subtotal commercial and industrial	484,694	475,350	494,495	467,419	381,666
Commercial real estate
Construction	47,304	58,519	55,626	47,311	39,992
Agriculture	53,071	48,485	40,516	39,942	59,115
Commercial real estate other	665,859	619,458	601,221	531,988	363,164
Subtotal commercial real estate	766,234	726,462	697,363	619,241	462,271
Residential real estate
Home equity	161,278	164,765	166,618	161,063	125,698
Mortgages	500,034	462,032	458,823	469,003	381,665
Subtotal residential real estate	661,312	626,797	625,441	630,066	507,363
Consumer and other
Indirect	32,787	41,668	51,363	51,176	47,477
Consumer and other	30,961	31,757	35,324	36,822	33,253
Subtotal consumer and other	63,748	73,425	86,687	87,998	80,730
Leases	6,489	9,949	12,821	14,968	10,832
Total loans and leases	1,982,477	1,911,983	1,916,807	1,819,692	1,442,862
Less: unearned income and deferred costs and fees	(628)	(1,625)	(1,989)	(2,161)	(2,740)

Total loans and leases, net of unearned income and deferred costs and fees	$1,981,849	$1,910,358	$1,914,818	$1,817,531	$1,440,122

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

Total loans and leases at December 31, 2011, were up 3.7% compared to December 31, 2010, with growth in both commercial, commercial real estate, and residential real estate more than offsetting lower balances in consumer loans.  At of December 31, 2011 total loans and leases represented 58.3% of total assets compared to 58.6% of total assets at December 31, 2010.  In general, weak economic conditions softened the demand for some lending products.

Residential real estate loans, including home equity loans, at year-end 2011 increased by $34.5 million or 5.5% from year-end 2010, and comprised 33.4% of total loans and leases at December 31, 2011.  Residential loan growth is affected by the Company’s decision to sell certain fixed rate residential loan originations in the secondary market for interest rate risk considerations.

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

During 2011, 2010, and 2009, the Company sold residential mortgage loans totaling $26.6 million, $56.3 million, and $89.0 million, respectively, and realized gains on these sales of $496,000, $955,000, and $1.4 million, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements.  When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income.  In connection with the sales in 2011, 2010, and 2009, the Company recorded mortgage-servicing assets of $176,000, $376,000, and $648,000, respectively.

Amortization of mortgage servicing assets amounted to $257,000 in 2011, $262,000 in 2010, and $245,000 in 2009. At December 31, 2011 and 2010, the Company serviced residential mortgage loans aggregating $213.1 million and $223.4 million, including loans securitized and held as available-for-sale securities. Mortgage servicing rights, at amortized basis, totaled $1.4 million at December 31, 2011 and $1.5 million at December 31, 2010.  These mortgage servicing rights were evaluated for impairment at year end 2011 and 2010 and no impairment was recognized.  Loans held for sale, which are included in residential real estate in the table above, totaled $193,000 and $1.3 million at December 31, 2011 and 2010, respectively.

Commercial real estate loans increased by $39.8 million, or 5.5%, from $726.5 million at year-end 2010, to $766.2 million at year-end 2011. Commercial real estate loans represented 38.7% of total loans and leases at December 31, 2011. Commercial and industrial loans totaled $484.7 million at December 31, 2011, which is a 2.0% increase from commercial loans of $475.4 million at December 31, 2010.  Demand for commercial and commercial real estate loans was up compared to 2010, but remained soft driven by continued weakness and uncertainty in the economy.  As of December 31, 2011, agriculturally-related loans totaled $120.6 million or 6.1% of total loans and leases, up 5.4% over year-end 2010.  Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms.  Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees.  Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.  The growth in agriculturally-related loans reflects improving conditions in the industry as reflected by higher milk prices and higher food prices.

The consumer loan portfolio includes personal installment loans, indirect automobile financing, and overdraft lines of credit. Consumer and other loans were $63.7 million at December 31, 2011, down 13.2% from $73.4 million at December 31, 2010.  The decrease is mainly in indirect automobile loans and reflects competitive conditions.

The lease portfolio decreased by 34.8% to $6.5 million at December 31, 2011, from $9.9 million at December 31, 2010. The lease portfolio has traditionally consisted of leases on vehicles for consumers and small businesses. Competition for automobile financing has led to a decline in the consumer lease portfolio over the past several years. Management continues to review leasing opportunities, primarily commercial leasing and municipal leasing. As of December 31, 2011, commercial leases and municipal leases represented 99.4% of total leases, while consumer leases made up the remaining 0.60%. As of December 31, 2010, commercial leases and municipal leases represented 96.8% of total leases, while consumer leases made up the remaining 3.2%.

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

The principal balances of nonperforming loans and leases as of December 31, are detailed in the table below.

Analysis of Past Due and Nonperforming Loans
(dollar amounts in thousands)	2011	2010	2009	2008	2007
Loans 90 days past due and accruing
Commercial and industrial	$0	$842	$294	$0	$0
Commercial real estate	0	0	0	0	21
Residential real estate	1,378	368	75	143	283
Consumer and other	2	0	0	18	8
Leases	0	7	0	0	0
Total loans 90 days past due and accruing	1,380	1,217	369	161	312
Nonaccrual loans
Commercial and industrial	7,105	7,271	7,334	2,606	1,922
Commercial real estate	26,352	24,791	16,664	8,288	6,198
Residential real estate	5,884	9,111	7,070	4,497	552
Consumer and other	237	309	193	407	218
Leases	10	19	28	0	0
Total nonaccrual loans	39,587	41,501	31,289	15,798	8,890
Troubled debt restructurings not included above	428	2,564	3,265	69	145
Total nonperforming loans and leases	41,396	45,282	34,923	16,028	9,347
Other real estate owned	1,334	1,255	299	110	5
Total nonperforming assets	$42,730	$46,537	$35,222	$16,138	$9,352
Allowance as a percentage of loans and leases outstanding	1.39%	1.46%	1.27%	1.03%	1.01%
Allowance as a percentage of nonperforming loans and leases	66.65%	61.46%	69.72%	116.50%	156.27%
Total nonperforming assets as percentage of total assets	1.26%	1.43%	1.12%	0.56%	0.40%

Nonperforming assets include loans 90 days past due and accruing, nonaccrual loans, troubled debt restructurings (“TDR”), and foreclosed real estate.  The level of nonperforming assets at the past five year ends is illustrated in the table above.   In general, nonperforming assets increased in 2009 and 2010 reflective of weak economic conditions which began in the latter part of 2008.  The Company has seen the level of nonperforming assets decrease from 2010.  Nonperforming assets at year-end 2011 are down 8.2% from year-end 2010.  While the overall strength of the economy remains uncertain, there are signs of improvement in national and local economic conditions, which have contributed to some improvements in the financial conditions of several of the Company’s commercial and agricultural customers. The Company’s ratio of nonperforming assets to total assets continues to compare favorably to our peer group’s most recent ratio of 3.10% at September 30, 2011.  The peer data is from the Federal Reserve Board and represents banks or bank holding companies with assets between $3.0 billion and $10.0 billion.

Nonperforming loans (loans in nonaccrual status, loans past due 90 days or more and still accruing interest, and loans restructured in a troubled debt restructuring) at December 31, 2011 were down $3.9 million or 8.6% from December 31, 2010.  Nonperforming loans represented 2.09% of total loans at December 31, 2011, compared to 2.37% of total loans at December 31, 2010, and 1.82% of total loans at December 30, 2009.  A breakdown of nonperforming loans by portfolio segment is shown above.  Loans secured by commercial real estate represent 63.7% of total nonperforming loans at December 31, 2011.  Included in this category are two relationships with an aggregate balance of $12.5 million at December 31, 2011.  Both of these relationships are considered impaired and have either been written down to fair value or have specific allocations within the allowance model.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider.  When modifications are provided for reasons other than as a result of the financial distress of the borrower, these loans are not classified as TDRs or impaired.  These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity.   TDRs are included in the above table within the nonaccrual loans category, or troubled debt restructurings not included above.  Loans in the latter include loans that meet the definition of a TDR but are performing in accordance with the modified terms and have shown a satisfactory period of repayment and where full collection of all is reasonably assured.  The TDR amount of $428,000 at December 31, 2011, consists of one commercial relationship where two loans were modified with concessions granted due to the stressed financial condition of the borrower.  The TDR at December 31, 2010 was also one commercial relationship with an outstanding balance of $2.6 million.  During 2011, this relationship was moved to nonaccruing status and is included within nonaccrual loans at year-end 2011 in the table above.  At December 31, 2011 the Company had $20.0 million in TDRs of which $19.6 million were included in nonaccrual loans in the table above.

In general, the Company places a loan on nonaccrual status if principal or interest payments becomes 90 days or more past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when called for by regulatory requirements.  Although in nonaccrual status, the Company may continue to receive payments on these loans.  These payments are generally recorded as a reduction to principal and interest income is recorded only after principal recovery is reasonably assured.  As of December 31, 2011, the Company was regularly receiving payments on approximately 64% of the loans categorized as nonaccrual.   The difference between the interest income that would have been recorded if these loans and leases had been paid in accordance with their original terms and the interest income that was recorded for the year ended December 31, 2011, was $2.7 million.  The amount for the year ended December 31, 2010, was $1.7 million and $669,000 for December 31, 2009.  The Company had no material commitments to make additional advances to borrowers with nonperforming loans.

The Company’s recorded investment in loans and leases that are considered impaired totaled $32.8 million at December 31, 2011, and $35.2 million at December 31, 2010. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans and loans that are 90 days or more past due. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

The average recorded investment in impaired loans and leases was $28.6 million in 2011, $28.6 million in 2010, $17.0 million in 2009. At December 31, 2011, $8.7 million of impaired loans had specific reserve allocations of $3.5 million and $24.0 million had no specific reserve allocation.  At December 31, 2010, $15.4 million of impaired loans had specific reserve allocations of $3.2 million and $19.8 million had no specific reserve allocation.  At December 31, 2009, $13.1 million of impaired loans had specific reserve allocations of $803,000 and $16.9 million had no specific reserve allocations.  The majority of impaired loans are collateral dependant impaired loans that have limited exposure or require limited specific reserve because of the amount of collateral support with respect to these loans.  Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured.  In these cases, interest is recognized on a cash basis.  Interest income recognized on impaired loans and leases, all collected in cash, was $0 for 2011, $252,000 for 2010, and $234,000 for 2009.

The ratio of the allowance to nonperforming loans (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 66.7% at December 31, 2011, compared to 61.5% at December 31, 2010.  The slight improvement in the ratio compared to year-end 2010 reflects a relatively flat balance of the allowance and a decrease in the balance of nonperforming loans.  The Company’s ratio is below our peer group ratio of 0.84 times as of September 30, 2011.  Generally, the Company believes that our portfolio is different from our peers and made up of mostly collateral dependant loans.  The Company’s nonperforming loans are mostly made up of collateral dependent impaired loans requiring little to no specific allowance due to the level of collateral available with respect to these loans and/or previous charge-offs or specific allocations.  The Company’s policy is to underwrite loans with strong LTV percentages.   This practice, among others, has had a positive impact on the level of our loan charge-offs.

Management reviews the loan portfolio continuously for evidence of potential problem loans and leases.  Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future.  Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its credit administration function, identified 60 commercial relationships totaling $40.2 million at December 31, 2011 that were potential problems.  This presents an improvement from the 65 commercial relationships totaling $63.9 million at December 31, 2010, which were classified as Substandard, and continued to accrue interest.  Of the 60 commercial relationships, there are 12 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $29.0 million. Over the past few years, the Company has seen an increase in potential problem loans as weak economic conditions have strained borrowers’ cash flows and collateral values.  The decrease in the dollar volume of potential problem loans since year-end 2010 was mainly due to the upgrade of several large commercial credits to a risk grading better than Substandard.  The Company continues to monitor these relationships, however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.

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

The Company’s methodology for determining the allowance for loan and lease losses focuses on ongoing reviews of larger individual loans and leases, historical net charge-offs, delinquencies in the loan and lease portfolio, the level of impaired and nonperforming loans, values of underlying loan and lease collateral, the overall risk characteristics of the portfolios, changes in character or size of the portfolios, geographic location, current economic conditions, changes in capabilities and experience of lending management and staff, and other relevant factors. The various factors used in the methodologies are reviewed on a regular basis.

At least annually, management reviews all commercial and commercial real estate loans exceeding a certain threshold and assigns a risk rating.  The Company uses an internal loan rating system of pass credits, special mention loans, substandard loans, doubtful loans, and loss loans (which are fully charged off). The definitions of “special mention”, “substandard”, “doubtful” and “loss” are consistent with bank regulatory definitions.  Factors considered in assigning loan ratings include:  the customer’s ability to repay based upon customer’s expected future cash flow, operating results, and financial condition; the underlying collateral, if any; and the economic environment and industry in which the customer operates.  Special mention loans have potential weaknesses that if left uncorrected may result in deterioration of the repayment prospects and a downgrade to a more severe risk rating.  A substandard loan credit has a well-defined weakness which makes payment default or principal exposure likely, but not yet certain.  There is a possibility that the Company will sustain some loss if the deficiencies are not corrected.  A doubtful loan has a high possibility of loss, but the extent of the loss is difficult to quantify because of certain important and reasonably specific pending factors.

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations.  Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values.  Based on its evaluation of the allowance as of December 31, 2011, management considers the allowance to be appropriate.  Under adversely different conditions or assumptions, the Company would need to increase the allowance.

The allocation of the Company’s allowance as of December 31, 2011, and each of the previous four years is illustrated in Table 6- Allocation of the Allowance for Loan and Lease Losses, below.

Table 6 - Allocation of the Allowance for Loan and Lease Losses
	As of December 31,
(in thousands)	2011	2010	2009	2008	2007
Total loans outstanding at end of year	$1,981,849	$1,910,358	$1,914,818	$1,817,531	$1,440,122

ALLOCATION OF THE ALLOWANCE BY LOAN TYPE:
Commercial and industrial	$8,936	$7,824	$7,304	$6,225	$6,107
Commercial real estate	12,662	14,445	11,119	7,190	4,917
Residential real estate	4,247	3,526	3,616	2,960	1,759
Consumer and other	1,709	1,976	2,230	2,219	1,807
Leases	39	61	81	78	17
Total	$27,593	$27,832	$24,350	$18,672	$14,607

ALLOCATION OF THE ALLOWANCE AS A PERCENTAGE OF TOTAL ALLOWANCE:
Commercial and industrial	32%	28%	30%	33%	42%
Commercial real estate	46%	52%	46%	39%	34%
Residential real estate	16%	13%	15%	16%	12%
Consumer and other	6%	7%	9%	12%	12%
Total	100%	100%	100%	100%	100%

LOAN AND LEASE TYPES AS A PERCENTAGE OF TOTAL LOANS AND LEASES:
Commercial and industrial	24%	25%	26%	26%	26%
Commercial real estate	39%	38%	36%	34%	32%
Residential real estate	33%	32%	32%	34%	35%
Consumer and other	3%	4%	5%	5%	6%
Leases	1%	1%	1%	1%	1%
Total	100%	100%	100%	100%	100%

Management is committed to maintaining an appropriate allowance. The above allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends.  The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

As shown above, the allowance increased steadily from 2007 to 2010, and remained relatively flat at year-end 2011 compared to year-end 2010.  The majority of the growth in the allowance between 2007 and 2010 was allocated to commercial real estate, commercial loans, and residential real estate loans and was driven by deterioration in asset quality measures, including:  higher levels of net charge-offs, internally-classified commercial and commercial real estate loans, and nonperforming loans and leases; weak economic conditions; soft real estate markets; and growth in the loan portfolio. The increase in the Company’s net charge-offs during this period led to higher historical loss factors in the allowance model.  These historical loss factors were also adjusted upwards to reflect weak and uncertain economic conditions, including pressure on real estate values, and high unemployment. The allocations assigned to the internally-classified loans were also up as a result of an increase in the volume of loans internally-classified and higher historical loss factors.  In 2011, the Company reported some improvement in asset quality measures, including a decrease in nonperforming loans at year-end 2011 compared with year-end 2010 as well as a decrease in internally-classified loans over the same period.  Both of these asset quality measures benefitted from improvements in the Company’s agriculture portfolio as a result of higher milk prices.  Improved operating results led to the upgrade of several large agricultural related relationships in 2011.

Reserve allocations for residential loans are up over year-end 2010 amid concern over continued high unemployment and soft real estate values in some of the Company’s market areas. The increase in the allocation for commercial and industrial loans was primarily related to an allocation for a $4.2 million commercial loan, partially offset by a decrease in classified commercial loans.  The decrease in the allocation for commercial real estate was mainly a result of a decrease in allocations for specific loans and a decrease in the level of classified commercial real estate loans.  The Company had a $5.0 million partial charge off of a commercial real estate development loan during the third quarter of 2011.  This loan was previously identified and had specific allocations assigned in prior quarters based upon the facts and circumstances in effect in those prior quarters.  As a result of events that occurred during the third quarter, the Company recorded the $5.0 million charge-off related to this loan of which $1.9 million was specifically reserved for at December 31, 2010.  At December 31, 2011, there was no reserve allocation for this loan due to the charge-off noted above.  The decrease in the allocation for consumer loans is mainly a result of a decrease in the outstanding balance for this portfolio.

The level of future charge-offs is dependent upon a variety of factors such as national and local economic conditions, trends in various industries, underwriting characteristics, and conditions unique to each borrower.  Given uncertainties surrounding these factors, it is difficult to estimate future losses.

Table 7 - Analysis of the Allowance for Loan and Lease Losses
	December 31,
(in thousands)	2011	2010	2009	2008	2007
Average loans outstanding during year	$1,928,540	$1,897,983	$1,850,453	$1,612,716	$1,362,417
Balance of allowance at beginning of year	27,832	24,350	18,672	14,607	14,328

LOANS CHARGED-OFF:
Commercial and industrial	2,403	3,265	1,653	1,491	674
Commercial real estate	4,488	1,167	558	473	2
Residential real estate	2,730	791	828	112	118
Consumer and other	608	912	1,195	1,214	966
Leases	3	0	0	0	0
Total loans charged-off	$10,232	$6,135	$4,234	$3,290	$1,760

RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	424	464	305	132	124
Commercial real estate	280	225	27	0	19
Residential real estate	33	85	24	2	9
Consumer and other	311	336	268	308	358
Total loans recovered	$1,048	$1,110	$624	$442	$510
Net loans charged-off	9,184	5,025	3,610	2,848	1,250
Allowance acquired in purchase acquisition		0	0	1,485	0
Additions to allowance charged to operations	8,945	8,507	9,288	5,428	1,529
Balance of allowance at end of year	$27,593	$27,832	$24,350	$18,672	$14,607
Allowance as a percentage of loans and leases outstanding	1.39%	1.46%	1.27%	1.03%	1.01%
Net charge-offs as a percentage of average loans and leases outstanding during the year	0.48%	0.26%	0.20%	0.18%	0.09%

As previously stated, the provision for loan and lease losses represents management’s estimate of the expense necessary to maintain the allowance for loan and lease losses at an appropriate level. The provision for loan and lease losses was $8.9 million in 2011, compared to $8.5 million in 2010. The increase in the provision for loan and lease losses in 2011 was largely the result of an increase in loan charge-offs, which included a $5.0 million charge-off  related to a single commercial real estate customer. In 2011, 2010 and 2009, the provision was higher than historical levels due to increases in nonperforming loans and leases and net charge-offs as well as concerns over weak economic conditions and uncertain real estate markets.  During 2011, the Company reported some improvement in asset quality measures, including a decrease in nonperforming loans at year-end 2011 compared with year-end 2010 as well as a decrease in internally-classified loans over the same period.

The increase in net charge-offs in 2011 compared to 2010 was mainly a result of a $5.0 million charge-off related to a single commercial relationship.  The ratio of net charge-offs to average total loans and leases of 0.48%, for 2011, is up over prior year, but is favorable to a peer ratio of 0.94%. The peer data is from the Federal Reserve Board and represents banks or bank holding companies with assets between $3.0 billion and $10.0 billion. The peer ratio is as of September 30, 2011, the most recent data available from the Federal Reserve Board.

The ratio of the allowance for loan and lease losses as a percentage of total loans decreased 7 basis points from 1.46% at year-end 2010 to 1.39% at year-end 2011, which is reflective of the improvement in the level of classified loans and nonperforming loans and leases.  Management believes that, based upon its evaluation as of December 31, 2011, the allowance is appropriate.

Deposits and Other Liabilities

Total deposits of $2.7 billion at December 31, 2011, were up $164.7 million or 6.6% over year-end 2010.  Deposit growth included $126.1 million in interest checking, savings and money market balances and $93.1 million in noninterest bearing deposits.  This growth was partially offset by a decline in time deposits of $54.5 million.  The low interest rate environment has resulted in a shift in customer savings trends, as time deposits have continued to decline, while noninterest-bearing deposits and savings deposits have increased.

The most significant source of funding for the Company is core deposits. During 2010 and prior years, the Company defined core deposits as total deposits less  time deposits of $100,000 or more, brokered deposits and municipal money market deposits.  A provision of the Dodd-Frank Act permanently increased the maximum amount of FDIC deposit insurance for financial institutions to $250,000 per depositor. That maximum was $100,000 per depositor until 2009, when it was raised to $250,000 temporarily through December 31, 2013. As a result of the permanently increased deposit insurance coverage, effective December 31, 2011 the Company defines core deposits as total deposits less time deposits of $250,000 or more (formerly $100,000), brokered deposits and municipal money market deposits.

Core deposits grew by $293.8 million or 15.3% to $2.2 billion at year-end 2011 from $1.9 billion at year-end 2010.  Core deposits represented 83.1% of total deposits at December 31, 2011, compared to 76.8% of total deposits at December 31, 2010.  Some of the growth in core deposits in 2011 is attributable to the calculation of current year core deposit balances using the most recent definition (less time deposits of $250,000 or more) while the previous year’s balances were not restated to reflect the definition change.  The definition change between periods resulted in a $139.2 million or 47.0% decrease in time deposits of $250,000 or more in 2011 versus time deposits of $100,000 or more in 2010.

Municipal money market accounts increased by $25.8 million or 9.7% to $291.7 million at year-end 2011 from $265.9 million at year-end 2010.  In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August. Account balances tend to increase throughout the fall and into the winter months from tax deposits and receive an additional inflow at the end of March from the electronic deposit of state funds.

Brokered deposits declined $15.0 million as maturing deposits from 2010 were not renewed in 2011.

 Table 1-Average Statements of Condition and Net Interest Analysis shows the average balance and average rate paid on the Company’s primary deposit categories for the years ended December 31, 2011, 2010, and 2009.   Average interest-bearing deposits were up 2.8% in 2011 over 2010, while the average cost of interest-bearing deposits decreased to 0.63% for 2011 from 0.88% in 2010.  A maturity schedule of time deposits outstanding at December 31, 2011, is included in “Note 9 Deposits” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $49.1 million at December 31, 2011, and $43.6 million at December 31, 2010. Management generally views local repurchase agreements as an alternative to large time deposits. The Company’s wholesale repurchase agreements are primarily with the Federal Home Loan Bank (“FHLB”) and amounted to $120.0 million at December 31, 2011, and $140.0 million at December 31, 2010.  During 2010, the Company prepaid a $5.0 million repurchase agreement with the FHLB where the Company had elected the fair value option.  A net mark-to-market pre-tax loss of $147,000 related to this repurchase agreement is included in 2010 results within the Company’s Consolidated Statements of Income in the “Mark-to-Market Gain (Loss) on Liabilities Held at Fair Value” line item. Refer to “Note 10 Securities Sold Under Agreements to Repurchase and Federal Funds Purchased” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for further details on the Company’s repurchase agreements.

The Company’s other borrowings totaled $186.1 million at year-end 2011, down $58.1 million or 23.8% from $244.2 million at year-end 2010.  The decrease in borrowings primarily reflects the pay down of FHLB borrowings as a result of deposit growth and soft loan demand. The $186.1 million in borrowings at December 31, 2011, included $122.1 million in term advances, $53.1 million of overnight FHLB advances, and a $10.9 million advance from a bank.  Of the $122.1 million of the FHLB term advances at year-end 2011, $90.0 million are due over one year and have a weighted average rate of 4.72%.  In 2007, the Company elected to account for a $10.0 million advance with the FHLB at fair value.  The fair value of this advance increased by $465,000 (pre-tax net mark-to-market loss of $465,000) over the 12-months ended December 31, 2011.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network.  In addition to core deposits, the Company uses non-core funding sources to support asset growth.  These non-core funding sources include time deposits of $250,000 or more, brokered time deposits, municipal money market accounts, securities sold under agreements to repurchase, overnight borrowings and term advances from the FHLB and other funding sources.  Rates and terms are the primary determinants of the mix of these funding sources.  Non-core funding sources decreased by $201.8 million or 20.6% to $804.0 million at year end 2011 from $1.1 billion at year-end 2010.  As a percentage of total liabilities, non-core funding sources decreased from 33.7% at year-end 2010 to 25.9% at year-end 2011.  A large contributor to the decrease in non-core funding sources at year-end 2011 from year-end 2010 is the aforementioned change in definition of core and non-core funding sources.   In addition, the decrease in non-core funding sources was due to a decrease of brokered time deposits, FHLB advances, and securities sold under agreements to repurchase, partially offset by an increase in municipal money market balances. With the growth in core deposits and soft loan demand over the past several quarters, the Company has paid down non-core funding sources.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $730.6 million and $682.2 million at December 31, 2011 and 2010, respectively, were either pledged or sold under agreements to repurchase. Pledged securities represented 66.1% of total securities at December 31, 2011, compared to 67.6% of total securities at December 31, 2010.

Cash and cash equivalents totaled $49.5 million as of December 31, 2011, down from $49.7 million at December 31, 2010.  Short-term investments, consisting of securities due in one year or less, decreased from $42.5 million at December 31, 2010, to $19.6 million on December 31, 2011.  The Company also has $19.6 million of securities designated as trading securities.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $653.0 million at December 31, 2011 compared with $560.8 million at December 31, 2010. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $731.1 million at December 31, 2011 as compared to $710.2 million at December 31, 2010. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At December 31, 2011, the unused borrowing capacity on established lines with the FHLB was $973.7 million.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At December 31, 2011, total unencumbered residential mortgage loans of the Company were $206.3 million.  Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

The Company has not identified any trends or circumstances that are reasonably likely to result in material increases or decreases in liquidity in the near term.

Table 8-Loan Maturity details total scheduled maturities of selected loan categories.

Table 8 - Loan Maturity

Remaining maturity of selected loans	At December 31, 2011
(in thousands)	Total	Within 1 year	1-5 years	After 5 years
Commercial and industrial	$484,694	$186,090	$133,398	$165,206
Commercial real estate	766,234	39,464	70,769	656,001
Residential real estate	661,312	570	9,308	651,434
Total	$1,912,240	$226,124	$213,475	$1,472,641

Of the loan amounts shown above in Table 8- Loan Maturity maturing over 1 year, $570.1 million have fixed rates and $1.1 billion have adjustable rates

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business the Company is party to certain financial instruments, which in accordance with accounting principles generally accepted in the United States, are not included in its Consolidated Statements of Condition.  These transactions include commitments under standby letters of credit, unused portions of lines of credit, and commitments to fund new loans and are undertaken to accommodate the financing needs of the Company’s customers.  Loan commitments are agreements by the Company to lend monies at a future date. These loan and letter of credit commitments are subject to the same credit policies and reviews as the Company’s loans.  Because most of these loan commitments expire within one year from the date of issue, the total amount of these loan commitments as of December 31, 2011, are not necessarily indicative of future cash requirements.  Further information on these commitments and contingent liabilities is provided in “Note 17 Commitments and Contingent Liabilities” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

CONTRACTUAL OBLIGATIONS

The Company leases land, buildings, and equipment under operating lease arrangements extending to the year 2090.  Most leases include options to renew for periods ranging from 5 to 20 years.   In addition, the Company has a software contract for its core banking application through July 31, 2015, along with contracts for more specialized software programs through 2016.  Further information on the Company’s lease arrangements is provided in “Note 8 Premises and Equipment” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.  The Company’s contractual obligations as of December 31, 2011, are shown in Table 9-Contractual Obligations and Commitments below.

Table 9 - Contractual Obligations and Commitments

Contractual Cash Obligations	Payments Due By Period
(in thousands)	Within				Over 5
As of December 31, 2011	Total	1 year	1-3 years	3-5 years	Years
Long-term debt	$337,753	$97,540	$114,416	$64,655	$61,142
Operating leases	22,974	2,009	3,905	3,579	13,481
Software contracts	5,761	2,220	3,275	266	0
Total contractual cash obligations	$366,488	$101,769	$121,596	$68,500	$74,623

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to “Note 1 Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Form 10-K for details of recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

Fourth Quarter Summary

The Company reported diluted earnings per share of $0.84 for the fourth quarter of 2011, a 3.7% increase from $0.81 for the comparable year-ago period.  Fourth quarter 2011 net income was $9.4 million, up 5.6% over fourth quarter 2010 net income of $8.9 million.

Taxable-equivalent net interest income of $28.6 million in the fourth quarter of 2011 was slightly ahead of the same quarter 2010.  Taxable-equivalent net interest income benefitted from growth in average earning assets and lower funding costs, which offset the overall lower yields on earning assets.  Average earning assets increased $120.7 million or 4.0%, to $3.1 billion in the fourth quarter of 2011 from $3.0 billion in the fourth quarter of 2010.  The growth in average earnings assets in the fourth quarter over the year-earlier quarter included a $57.3 million or 5.4% increase in average securities. The yield on interest earning assets was 4.37% in the fourth quarter of 2011, down 35 basis points from 4.72% in the fourth quarter of 2010.  The rate paid on interest-bearing liabilities was 0.96% in the fourth quarter of 2011, down 25 basis points from 1.21% in the same quarter prior year.

Provision for loan and lease losses was $1.2 million for the fourth quarter of 2011 down from $1.4 million in the fourth quarter of 2010.  Net charge-offs totaled $1.4 million in the fourth quarter of 2011, representing an annualized 0.29% of average loans and leases, compared with net charge-offs of $2.3 million in the fourth quarter of 2010, representing an annualized 0.48% of average loans and leases.

Noninterest income was down 8.8% for the fourth quarter compared to the same period in 2010.  Card services income and insurance commissions and fees increased 12.0% and 4.0%, respectively, while investment services income was down 10.3% for the quarter, when compared to the same period in 2010.  Other income was down $958,000 or 39.2% for the quarter compared to the same period in 2010.

Noninterest expense for the fourth quarter of 2011 was $24.2 million, down 3.9% compared to the same period prior year.  A reduction in FDIC insurance costs contributed to the decrease in noninterest expense for the fourth quarter compared to the same quarter prior year.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates.  Based upon the simulation analysis performed as of November 30, 2011, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decline in net interest income from the base case of approximately 0.18%, while a 100 basis point parallel decline in interest rates over a one-year period would result in a marginal decrease in one-year net interest income from the base case of 0.48%.  The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

The relatively flat change to net interest income in the rising rate scenario results as asset yield increases offset expected increases in average cost of funds. The slight exposure in the 100 basis point decline scenario results from the Company’s assets repricing downward to a greater degree than the rates on the Company’s interest-bearing liabilities, mainly deposits.  Rates on savings and money market accounts are at low levels given the historically low interest rate environment experienced in recent years. In addition, the model assumes that prepayments accelerate in the down interest rate environment resulting in additional pressure on asset yields as proceeds are reinvested at lower rates.

In our most recent simulation, the base case scenario, which assumes interest rates remain unchanged from the date of the simulation, showed a relatively flat net interest margin during 2012.

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

In addition to the simulation analysis, management uses an interest rate gap measure.  Table 10-Interest Rate Risk Analysis below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of December 31, 2011.  The Company’s one-year interest rate gap was a negative $89,000 or 2.63% of total assets at December 31, 2011, compared with a negative $153,000 or 4.69% of total assets at December 31, 2010. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period.  This analysis suggests that the Company’s net interest income is more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment.  An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Table 10 - Interest Rate Risk Analysis

Condensed Static Gap - December 31, 2011	Repricing Interval

(in thousands)	Total	0-3 months	3-6 months	6-12 months	12 months
Interest-earning assets*	$3,154,313	$694,193	$198,448	$313,938	$1,206,579
Interest-bearing liabilities	2,422,577	906,658	149,259	240,042	1,295,959
Net gap position		(212,465)	49,189	73,896	(89,380)
Net gap position as a percentage of total assets		(6.25)%	1.45%	2.17%	(2.63)%

*Balances of available-for-sale securities are shown at amortized cost

[This Page Intentionally Left Blank]

Item 8.	Financial Statements and Supplementary Data

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

The Audit/Examining Committee of the board of directors, composed solely of outside directors, meets periodically and privately with management, internal auditors, and independent registered public accounting firm, KPMG LLP, to review matters relating to the quality of financial reporting, internal accounting control, and the nature, extent, and results of audit efforts. The independent registered public accounting firm and internal auditors have unlimited access to the Audit/Examining Committee to discuss all such matters. The consolidated financial statements have been audited by KPMG, LLP for the purpose of expressing an opinion on the consolidated financial statements.  In addition, KPMG, LLP has audited internal control over financial reporting, as of December 31, 2011.

Date: March 8, 2012

Stephen S. Romaine	Francis M. Fetsko
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Tompkins Financial Corporation:

We have audited the accompanying consolidated statements of condition of Tompkins Financial Corporation and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tompkins Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tompkins Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLC
Syracuse, New York
March 8, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Tompkins Financial Corporation:

We have audited Tompkins Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Tompkins Financial Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 7, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Syracuse, New York
March 8, 2012

Consolidated Statements of Condition	As of December 31,

(In thousands, except share and per share data)	2011	2010
ASSETS

Cash and noninterest bearing balances due from banks	$47,297	$47,339
Interest bearing balances due from banks	2,170	2,226
Money market funds	100	100
Cash and Cash Equivalents	49,567	49,665

Trading securities, at fair value	19,598	22,837
Available-for-sale securities, at fair value	1,143,546	1,039,608
Held-to-maturity securities, fair value of $27,255 at December 31, 2011, and $56,064 at December 31, 2010	26,673	54,973
Loans and leases, net of unearned income and deferred costs and fees	1,981,849	1,910,358
Less: Allowance for loan and lease losses	27,593	27,832
Net Loans and Leases	1,954,256	1,882,526

Federal Home Loan Bank stock and Federal Reserve Bank stock	19,070	21,985
Bank premises and equipment, net	44,712	46,103
Corporate owned life insurance	43,044	40,024
Goodwill	43,898	41,649
Other intangible assets, net	4,096	4,207
Accrued interest and other assets	51,788	56,766
Total Assets	$3,400,248	$3,260,343
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	1,356,870	1,230,815
Time	687,321	741,829
Noninterest bearing	616,373	523,229
Total Deposits	2,660,564	2,495,873

Federal funds purchased and securities sold under agreements to repurchase	169,090	183,609
Other borrowings, including certain amounts at fair value of $12,093 at December 31, 2011 and $11,629 at December 31, 2010	186,075	244,193
Trust preferred debentures	25,065	25,060
Other liabilities	60,311	38,200
Total Liabilities	$3,101,105	$2,986,935
EQUITY
Tompkins Financial Corporation shareholders’ equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 11,159,466 shares at December 31, 2011; and 10,934,385 shares at December 31, 2010	1,116	1,093
Additional paid-in capital	206,395	198,114
Retained earnings	96,445	76,446
Accumulated other comprehensive loss	(3,677)	(1,260)
Treasury stock, at cost – 95,105 shares at December 31, 2011, and 92,025 shares at December 31, 2010	(2,588)	(2,437)

Total Tompkins Financial Corporation Shareholders’ Equity	297,691	271,956
Noncontrolling interests	1,452	1,452
Total Equity	$299,143	$273,408
Total Liabilities and Equity	$3,400,248	$3,260,343

See notes to consolidated financial statements.

Consolidated Statements of Income
	Year ended December 31,
(In thousands, except per share data)	2011	2010	2009
INTEREST AND DIVIDEND INCOME
Loans	$103,998	$106,357	$107,452
Due from banks	12	31	27
Federal funds sold	7	17	15
Money market funds	0	0	36
Trading securities	873	1,084	1,362
Available-for-sale securities	30,103	33,989	35,196
Held-to-maturity securities	1,185	1,535	1,814
Federal Home Loan Bank stock and Federal Reserve Bank stock	910	1,049	893
Total Interest and Dividend Income	137,088	144,062	146,795
INTEREST EXPENSE
Time certificates of deposits of $100,000 or more	3,292	4,297	5,442
Other deposits	9,795	13,380	18,769
Federal funds purchased and securities sold under agreements to repurchase	4,872	5,418	6,254
Trust preferred debentures	1,580	1,581	1,087
Other borrowings	6,143	7,611	8,206
Total Interest Expense	25,682	32,287	39,758
Net Interest Income	111,406	111,775	107,037
Less: Provision for loan and lease losses	8,945	8,507	9,288
Net Interest Income After Provision for Loan and Lease Losses	102,461	103,268	97,749
NONINTEREST INCOME
Investment services income	14,287	14,329	13,328
Insurance commissions and fees	13,542	12,738	12,307
Service charges on deposit accounts	8,491	8,554	9,312
Card services income	5,060	4,285	3,664
Mark-to-market gain on trading securities	62	219	204
Mark-to-market (loss) gain on liabilities held at fair value	(464)	(441)	1,263
Other income	6,705	6,331	5,933
Net other-than-temporary impairment losses1	(65)	(34)	(146)
Net gain on securities transactions	396	178	348
Total Noninterest Income	48,014	46,159	46,213
NONINTEREST EXPENSES
Salaries and wages	44,140	42,530	40,459
Pension and other employee benefits	14,275	14,523	13,367
Net occupancy expense of premises	7,117	7,161	7,135
Furniture and fixture expense	4,463	4,421	4,462
FDIC insurance	2,527	3,768	4,976
Amortization of intangible assets	589	762	915
Other operating expenses	25,441	25,880	25,303
Total Noninterest Expenses	98,552	99,045	96,617
Income Before Income Tax Expense	51,923	50,382	47,345
Income Tax Expense	16,373	16,420	15,383
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	35,550	33,962	31,962
Less: Net income attributable to noncontrolling interests	131	131	131
Net Income Attributable to Tompkins Financial Corporation	$35,419	$33,831	$31,831
Basic Earnings Per Share2	$3.21	$3.13	$2.98
Diluted Earnings Per Share2	$3.20	$3.11	$2.96

1 In 2011, other-than-temporary impairment ("OTTI") on securities available-for-sale totaling $178,000 in losses were recognized which included $113,000 recognized in AOCI, and $65,000 of OTTI losses recognized in noninterest income.  In 2010, OTTI on securities available-for-sale totaling $34,000 was recognized in noninterest income.  There were no additional non-credit OTTI losses on these securities in 2010.  In 2009, OTTI on securities available-for-sale totaling $1.8 million in losses were recognized which included $1.6 million recognized in accumulated other comprehensive income, and $146,000 of OTTI losses recognized in noninterest income.

2 Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on February 15, 2010.

See notes to consolidated financial statements

Consolidated Statements of Cash Flows	Year ended December 31,
(In thousands)	2011	2010	2009
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$35,419	$33,831	$31,831
Adjustments to reconcile net income, attributable to Tompkins Financial Corporation, to net cash provided by operation activities:
Provision for loan and lease losses	8,945	8,507	9,288
Depreciation and amortization of premises, equipment, and software	4,758	4,665	4,484
Amortization of intangible assets	589	762	915
Earnings from corporate owned life insurance, net	(1,504)	(1,378)	(1,090)
Net amortization on securities	9,376	4,793	1,878
Other-than-temporary impairment loss	65	34	146
Mark-to-market gain on trading securities	(62)	(219)	(204)
Mark-to-market loss (gain) on liabilities held at fair value	464	441	(1,263)
Deferred income tax (benefit) expense	(2,100)	2,251	(1,854)
Net gain on securities transactions	(396)	(178)	(348)
Net gain on sale of loans	(496)	(955)	(1,357)
Proceeds from sale of loans	27,074	54,566	90,357
Loans originated for sale	(25,498)	(53,532)	(90,206)
Net (gain) loss on sale of bank premises and equipment	(8)	(22)	7
Stock-based compensation expense	1,261	1,219	938
(Increase) decrease in interest receivable	(907)	1,961	(139)
Decrease in interest payable	(449)	(658)	(799)
Proceeds from maturities, calls and principal paydowns of trading securities	3,244	8,948	6,315
Contribution to pension plan	(2,750)	(7,250)	0
Decrease (increase) in FDIC prepaid insurance	2,190	3,311	(11,423)
Other, net	12,776	3,757	(13,612)
Net Cash Provided by Operating Activities	71,991	64,854	23,864
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	385,599	356,539	303,700
Proceeds from sales of available-for-sale securities	59,666	13,976	32,510
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	38,314	19,903	21,506
Proceeds from sale of held-to-maturity securities	0	382	0
Purchases of available-for-sale securities	(541,976)	(482,690)	(519,902)
Purchases of held-to-maturity securities	(10,002)	(30,461)	(11,930)
Net increase in loans and leases	(81,755)	(644)	(99,691)
Net decrease (increase) in Federal Home Loan Bank and Federal Reserve Bank Stock	2,915	(1,944)	2,833
Proceeds from sale of bank premises and equipment	48	83	53
Purchases of bank premises and equipment	(3,310)	(3,531)	(5,165)
Purchase of corporate owned life insurance	(1,500)	(2,625)	0
Net cash provided by acquisitions	(243)	0	0
Other, net	(372)	(2,783)	(1,875)
Net Cash Used in Investing Activities	(152,616)	(133,795)	(277,961)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	219,199	108,918	214,226
Net (decrease) increase in time deposits	(54,508)	(52,909)	91,631
Net decrease in securities sold under agreements to repurchase and Federal funds purchased	(14,519)	(9,322)	(3,102)
Increase in other borrowings	98,980	79,000	11,000
Repayment of other borrowings	(157,562)	(44,066)	(75,981)
Net shares issued related to restricted stock awards	(13)	0	0
Cash dividends	(15,420)	(14,381)	(13,208)
Cash paid in lieu of fractional shares for 10% stock dividend	0	(7)	0
Proceeds from issuance of trust preferred debentures, net of issuance cost	0	0	21,073
Shares issued for dividend reinvestment plan	2,435	2,872	631
Shares issued for employee stock ownership plan	1,053	1,278	0
Common stock repurchased and returned to unissued status	0	0	(178)
Net proceeds from exercise of stock options	866	1,549	955
Tax benefit from stock option exercises	16	212	163
Net Cash Provided by Financing Activities	80,527	73,144	247,210
Net (Decrease) Increase in Cash and Cash Equivalents	(98)	4,203	(6,887)
Cash and cash equivalents at beginning of year	49,665	45,462	52,349
Total Cash & Cash Equivalents at End of year	49,567	49,665	45,462

See notes to consolidated financial statements.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for - Interest	$26,131	$32,945	$40,558
Cash paid during the year for - Income taxes	11,003	19,048	28,117
Non-cash investing and financing activities:
Fair value for non-cash assets other than goodwill acquired in purchase acquisitions	64	0	0
Fair value of liabilities assumed in purchase acquisitions	31	0	0
Goodwill related to acquisitions	2,308	0	0
Fair value of shares issued for acquisitions	2,535	0	0
Transfer of loans to other real estate owned	872	1,190	299
See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income		Non- controlling Interests
(in thousands except share	Common		Retained		Treasury
and per share data)	Stock		Earnings		Stock		Total
Balances at December 31, 2008	$973	$152,842	$73,779	$(7,602)	$(2,083)	$1,452	$219,361
Comprehensive Income:
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			31,831			131	31,962
Other comprehensive income				4,515			4,515
Total Comprehensive Income							36,477
Cash dividends ($1.24 per share)			(13,208)				(13,208)
Net Exercise of stock options and related tax benefit (34,393 shares, net)	3	1,115					1,118
Common stock repurchased and returned to unissued status (5,000 shares)	(1)	(177)					(178)
Stock-based compensation expense		938					938
Shares issued for dividend reinvestment plan (15,554 shares)	2	629					631
Directors deferred compensation plan (4,842 shares)		243			(243)		0
Net shares issued related to restricted stock awards (12,900)	1	(1)					0
Dividend to noncontrolling interests						(131)	(131)
Balances at December 31, 2009	$978	$155,589	$92,402	$(3,087)	$(2,326)	$1,452	$245,008
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			33,831			131	33,962
Other comprehensive income				1,827			1,827
Total Comprehensive Income							35,789
Cash dividends ($1.33 per share)			(14,381)				(14,381)
Net exercise of stock options and related tax benefit (62,738 shares, net)	6	1,755					1,761
Effect of 10% stock dividend (988,664 shares)1	98	35,301	(35,399)				0
Cash paid in lieu of fractional shares			(7)				(7)
Stock-based compensation expense		1,219					1,219
Shares issued for dividend reinvestment plan (71,406 shares)	7	2,865					2,872
Shares issued for employee stock ownership plan (34,436 shares)	4	1,274					1,278
Directors deferred compensation plan (2,418 shares)		111			(111)		0
Dividend to noncontrolling interests						(131)	(131)
Balances at December 31, 2010	$1,093	$198,114	$76,446	$(1,260)	$(2,437)	$1,452	$273,408

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (continued)
		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income		Non- controlling Interests
(in thousands except share	Common		Retained		Treasury
and per share data)	Stock		Earnings		Stock		Total
Balances at December 31, 2010	$1,093	$198,114	$76,446	$(1,260)	$(2,437)	$1,452	$273,408
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			35,419			131	35,550
Other comprehensive loss				(2,417)			(2,417)
Total Comprehensive Income							33,133
Cash dividends ($1.40 per share)			(15,420)				(15,420)
Net exercise of stock options and related tax benefit (26,757 shares, net)	2	880					882
Stock-based compensation expense		1,261					1,261
Shares issued for dividend reinvestment plan (61,262 shares)	6	2,429					2,435
Shares issued for employee stock ownership plan (25,139 shares)	3	1,050					1,053
Directors deferred compensation plan (3,080 shares)		151			(151)		0
Net shares issued related to restricted stock awards (36,735 net shares)	4	(17)					(13)
Stock issued for purchase acquisition (75,188 shares)	8	2,527					2,535
Dividend to noncontrolling interests						(131)	(131)
Balances at December 31, 2011	$1,116	$206,395	$96,445	$(3,677)	$(2,588)	$1,452	$299,143

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

The Company has evaluated subsequent events for potential recognition and/or disclosure.  Refer to Note 23 “Subsequent Events”.

CASH EQUIVALENTS: Cash equivalents in the Consolidated Statements of Cash Flows include cash and noninterest bearing balances due from banks, interest-bearing balances due from banks, Federal funds sold, and money market funds.  Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that the Company is not exposed to any significant credit risk on cash and cash equivalents.  Each bank subsidiary is required to maintain reserve balances by the Federal Reserve Bank of New York.  At December 31, 2011, and December 31, 2010 the reserve requirements for the Company’s banking subsidiaries totaled $7,893,000 and $6,797,000, respectively.

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

Residential real estate loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value.  Fair value is determined on the basis of the rates quoted in the secondary market.  Net unrealized losses attributable to changes in market interest rates are recognized through a valuation allowance by charges to income.  Loans are generally sold on a non-recourse basis with servicing retained.  Any gain or loss on the sale of loans is recognized at the time of sale as the difference between the recorded basis in the loan and the net proceeds from the sale.  The Company may use commitments at the time loans are originated or identified for sale to mitigate interest rate risk. The commitments to sell loans and the commitments to originate loans held-for-sale at a set interest rate, if originated, are considered derivatives under ASC Topic 815. The impact of the estimated fair value adjustment was not significant to the consolidated financial statements.

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

Loans are considered modified in a troubled debt restructuring (“TDR”) when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider.  These modifications may include, among others, an extension for the term of the loan, and granting a period when interest-only payments can be made with the principal payments and interest caught up over the remaining term of the loan or at maturity. Generally, a nonaccrual loan that has been modified in a TDR remains on non-accrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains on nonaccrual status.

Loans acquired in a business combination, that exhibit deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payment receivable are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment (a provision for loan losses). Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).

In general, the principal balance of a loan is charged off in full or in part when management concludes, based on the available facts and circumstances, that collection of principal in full is improbable.  For commercial and commercial real estate loans, this conclusion is generally based upon a review of the borrower’s financial condition and cash flow, payment history, economic conditions, and the conditions in the various markets in which the collateral, if any, may be liquidated.  In general, consumer loans are charged-off in accordance with regulatory guidelines which provide that such loans be charged-off when the Company becomes aware of the loss, such as from a triggering event that may include new information about a borrower’s intent/ability to repay the loan, bankruptcy, fraud or death, among other things, but in no case will the charge-off exceed specified delinquency timeframes. Such delinquency timeframes state that closed-end retail loans (loans with pre-defined maturity dates, such as real estate mortgages, home equity loans and consumer installment loans) that become past due 120 cumulative days and open-end retail loans (loans that roll-over at the end of each term, such as home equity lines of credit) that become past due 180 cumulative days should be classified as a loss and charged-off. For residential real estate loans, charge-off decisions are based upon past due status, current assessment of collateral value, and general market conditions in the areas where the properties are located.

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

EARNINGS PER SHARE: Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the year, exclusive of shares represented by the unvested portion of restricted stock and restricted stock units. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the year plus the dilutive effect of the unvested portion of restricted stock and restricted stock units and stock issuable upon conversion of common stock equivalents (primarily stock options) or certain other contingencies.  The Company currently uses authoritative accounting guidance under ASC Topic 260, Earnings Per Share, which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company issues stock-based compensation awards that included restricted stock awards that contain such rights.

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

STOCK BASED COMPENSATION: Under FASB ASC Topic 718, Compensation - Stock Compensation (“ASC Topic 718”), compensation costs recognized include the compensation cost for all share-based payments based upon the grant date fair value estimated in accordance with ASC Topic 718.  Compensation cost is recorded on a straight-line basis over the vesting period of the awards.

The Company’s stock-based employee compensation plan is described in Note 14 “Stock Plans and Stock Based Compensation”, of this Report.

FAIR VALUE MEASUREMENTS: The Company accounts for the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), for financial assets and financial liabilities. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. See Note 19 – “Fair Value Measurements”.

In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among others.

RECENT ACCOUNTING PRONOUNCEMENTS

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

ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual periods beginning after December 15, 2011; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed below. ASU 2011-05 is not expected to have a significant impact on the Company’s financial statements.

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

ASU 2011-11, “Balance Sheet (Topic 210) - “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Company’s financial statements.

ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011 and is not expected to have a significant impact on the Company’s financial statements.

Note 2 Mergers and Acquisitions

The acquisition discussed below was accounted for as a purchase transaction.  The purchase price was allocated to the underlying assets and liabilities based on estimated fair values at the date of acquisition.  The operating results of the acquired company are included in the Company’s results of operations since their respective date of acquisition.

On June 1, 2011, Tompkins Insurance acquired all the outstanding shares of Olver & Associates, Inc, (“Olver”), a property and casualty insurance agency located in Ithaca, New York.  The two principal officers and staff continued with Olver after the acquisition.  The acquisition-date fair value of the merger consideration was $3.2 million and included $250,000 of cash and 75,188 shares of Tompkins’ common stock.  Including the present value of expected contingent payments, the Company recorded the following intangible assets as a result of the acquisition: goodwill ($2.3 million), customer related intangible ($403,000) and a covenant-not-to-compete ($190,000).  The values of the customer related intangible and covenant-not-to-compete are being amortized over 15 years and 5 years, respectively.  The goodwill is not being amortized but will be evaluated at least annually for impairment.  The goodwill is not deductible for taxes.  The agreement also provided for the possibility of annual contingent post-closing payments, based upon certain criteria being met.  Maximum contingent payments are $50,000 in 2015 and $50,000 in 2016, and are payable in Tompkins’ common stock.

Note 3 Securities

Available-for-Sale Securities
The following tables summarize available-for-sale securities held by the Company at December 31, 2011 and 2010:

	Available-for-Sale Securities
December 31, 2011	Amortized Cost1	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
U.S. Treasury securities	$2,020	$50	$0	$2,070
Obligations of U.S. Government sponsored entities	408,958	13,663	31	422,590
Obligations of U.S. states and political subdivisions	56,939	2,722	8	59,653
Mortgage-backed securities – residential, issued by
U.S. Government agencies	123,426	6,347	0	129,773
U.S. Government sponsored entities	501,136	16,300	58	517,378
Non-U.S. Government agencies or sponsored entities	6,334	0	458	5,876
U.S. corporate debt securities	5,017	166	0	5,183
Total debt securities	1,103,830	39,248	555	1,142,523
Equity securities	1,023	0	0	1,023
Total available-for-sale securities	$1,104,853	$39,248	$555	$1,143,546

1 Net of other-than-temporary impairment losses recognized in earnings

	Available-for-Sale Securities
December 31, 2010	Amortized Cost1	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
U.S. Treasury securities	$2,043	$86	$0	$2,129
Obligations of U.S. Government sponsored entities	402,057	7,372	1,989	407,440
Obligations of U.S. states and political subdivisions	60,707	2,339	9	63,037
Mortgage-backed securities – residential, issued by
U.S. Government agencies	143,319	3,233	539	146,013
U.S. Government sponsored entities	393,331	13,568	1,421	405,478
Non-U.S. Government agencies or sponsored entities	9,636	3	356	9,283
U.S. corporate debt securities	5,024	179	0	5,203
Total debt securities	1,016,117	26,780	4,314	1,038,583
Equity securities	1,025	0	0	1,025
Total available-for-sale securities	$1,017,142	$26,780	$4,314	$1,039,608

1 Net of other-than-temporary impairment losses recognized in earnings

Held-to-Maturity Securities
The following tables summarize held-to-maturity securities held by the Company at December 21, 2011 and 2010:

December 31, 2011	Held-to-Maturity Securities
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. states and political subdivisions	$26,673	$582	$0	$27,255
Total held-to-maturity debt securities	$26,673	$582	$0	$27,255

Held-to-Maturity Securities

December 31, 2010	Held-to-Maturity Securities
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. states and political subdivisions	$54,973	$1,155	$64	$56,064
Total held-to-maturity debt securities	$54,973	$1,155	$64	$56,064

The following table sets forth information with regard to sales transactions of securities available-for-sale:

	Year ended December 31,
(in thousands)	2011	2010	2009
Proceeds from sales	$59,666	$13,976	$35,510
Gross realized gains	510	181	411
Gross realized losses	(114)	(3)	(63)
Net gains on sales of available-for-sale securities	$396	$178	$348

Realized losses on held-to-maturity securities were $2,000 in 2010.  The Company sold $382,000 of municipal securities that experienced significant deterioration in the issuer’s credit worthiness during 2010 and were downgraded below investment grade by a rating agency.  The sale of these securities was directly a result of the deterioration in the issuer’s credit worthiness and does not impact the Company’s intent to hold its remaining held-to-maturity debt securities to maturity.  There were no sales of held-to-maturity securities in 2011 and 2009.

The following table summarizes available-for-sale  securities that had unrealized losses at December 31, 2011:

December 31, 2011

Available-for-Sale Securities	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	30,831	31	0	0	30,831	31
Obligations of U.S. states and political subdivisions	1,083	8	0	0	1,083	8

Mortgage-backed securities – residential, issued by
U.S. Government sponsored entities	28,307	58	0	0	28,307	58
Non-U.S. Government agencies or sponsored entities	1,944	172	3,932	286	5,876	458
Total available-for-sale securities	$62,165	$269	$3,932	$286	$66,097	$555

There were no unrealized losses on held-to-maturity securities at December 31, 2011.

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2010:

December 31, 2010

Available-for-Sale Securities	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$93,167	$1,989	$0	$0	$93,167	$1,989
Obligations of U.S. states and political subdivisions	1,771	9	0	0	1,771	9

Mortgage-backed securities – residential, issued by
U.S. Government agencies	44,288	539	0	0	44,288	539
U.S. Government sponsored entities	119,102	1,421	0	0	119,102	1,421
Non-U.S. Government agencies or sponsored entities	0	0	8,343	356	8,343	356
Total available-for-sale securities	$258,328	$3,958	$8,343	$356	$266,671	$4,314

The following table summarizes held-to-maturity securities that had unrealized losses at December 31, 2010:

Held-to-Maturity Securities	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. states and political subdivisions	$14,947	$63	$14	$1	$14,961	$64

Total held-to-maturity securities	$14,947	$63	$14	$1	$14,961	$64

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

The Company does not intend to sell the investment securities that are in an unrealized loss position until recovery of unrealized losses (which may be until maturity), and it is not more-likely-than not that the Company will be required to sell the investment securities, before recovery of their amortized cost basis, which may be at maturity.  Accordingly, as of December 31, 2011, and December 31, 2010, management believes the unrealized losses detailed in the tables above are not other-than-temporary.

Ongoing Assessment of Other-Than-Temporary Impairment

On a quarterly basis, the Company performs an assessment to determine whether there have been any events or economic circumstances indicating that a security with an unrealized loss has suffered other-than-temporary impairment.  A debt security is considered impaired if the fair value is less than its amortized cost basis (including any previous OTTI charges) at the reporting date.  If impaired, the Company then assesses whether the unrealized loss is other-than-temporary.  An unrealized loss on a debt security is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value, discounted at the security’s effective rate, of the expected future cash flows is less than the amortized cost basis of the debt security.  As a result, the credit loss component of an other-than-temporary impairment write-down for debt securities is recorded in earnings while the remaining portion of the impairment loss is recognized, net of tax, in other comprehensive income provided that the Company does not intend to sell the underlying debt security and it is more-likely-than not that the Company would not have to sell the debt security prior to recovery of the unrealized loss, which may be to maturity.  If the Company intended to sell any securities with an unrealized loss or it is more-likely-than not that the Company would be required to sell the investment securities, before recovery of their amortized cost basis, then the entire unrealized loss would be recorded in earnings.

The Company considers the following factors in determining whether a credit loss exists.

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

As of December 31, 2011, the Company held five non-U.S. Government agencies or sponsored entities mortgage backed securities with a fair value of $5.9 million. In 2009, the Company determined that three of these non-U.S. Government mortgage backed securities were other-than-temporarily impaired based on an analysis of the above factors for these three securities.  As a result, the Company recorded other-than-temporary impairment charges of $1.8 million in 2009 on these investments.  The credit loss component of $146,000 was recorded as other-than-temporary impairment losses in the consolidated statement of income, while the remaining non-credit portion of the impairment loss was recognized in other comprehensive income (loss) in the consolidated statement of condition and changes in shareholders’ equity.  In 2011 and 2010, the Company reviewed these five securities and determined that additional credit related other-than-temporary charges of $65,000 and $34,000, respectively, related to three of the non-U.S. Government mortgage backed securities was necessary.  As of December 31, 2011, the amount by which the carrying value of these three securities exceeded their fair value was $447,000.  A continuation or worsening of current economic conditions may result in additional credit loss component of other-than-temporary impairment losses related to these investments.

The following table summarizes the roll-forward of credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment is recognized in other comprehensive income:

	As of December 31,

(in thousands)	2011	2010	2009
Credit losses at beginning of the period	$180	$146	$0
temporary impairment was not previously recognized	0	0	146
Credit losses related to securities for which an other-than-temporary impairment was previously recognized	65	34	0
Ending balance of credit losses on debt securities held for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$245	$180	$146

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Amortized	Fair
December 31, 2011 (in thousands)	Cost1	Value
Available-for-sale securities:
Due in one year or less	$8,611	$8,722
Due after one year through five years	252,388	265,814
Due after five years through ten years	202,782	205,584
Due after ten years	9,153	9,376
Total	472,934	489,496
Mortgage-backed securities	630,896	653,027
Total available-for-sale debt securities	$1,103,830	$1,142,523

1 Net of other-than-temporary impairment losses recognized in earnings.

December 31, 2010 (in thousands)	Amortized Cost1	Fair Value
Available-for-sale securities:
Due in one year or less	$7,770	$7,867
Due after one year through five years	309,193	312,952
Due after five years through ten years	143,682	147,546
Due after ten years	9,186	9,444
Total	469,831	477,809
Mortgage-backed securities	546,286	560,774
Total available-for-sale debt securities	$1,016,117	$1,038,583

1 Net of other-than-temporary impairment losses recognized in earnings.

December 31, 2011 (in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$11,905	$11,932
Due after one year through five years	10,808	11,234
Due after five years through ten years	3,004	3,133
Due after ten years	956	956
Total held-to-maturity debt securities	$26,673	$27,255

December 31, 2010 (in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$34,645	$34,692
Due after one year through five years	15,378	16,157
Due after five years through ten years	3,765	4,024
Due after ten years	1,185	1,191
Total held-to-maturity debt securities	$54,973	$56,064

Trading Securities
The following summarizes trading securities, at estimated fair value, as of:

(in thousands)	December 31, 2011	December 31, 2010

Obligations of U.S. Government sponsored entities	$12,693	$13,139
Mortgage-backed securities – residential, issued by
U.S. Government sponsored entities	6,905	9,698
Total trading securities	$19,598	$22,837

The net gains on trading account securities, which reflect mark-to-market adjustments, totaled $62,000 in 2011, $219,000 in 2010 and $204,000 in 2009.

The Company pledges securities as collateral for public deposits and other borrowings, and sells securities under agreements to repurchase (see Note 10 Securities Sold Under Agreements to Repurchase and Federal Funds Purchased). Securities carried of $698.9 million and $682.2 million at December 31, 2011 and 2010, respectively, were either pledged or sold under agreements to repurchase.

Except for U.S. government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of shareholders’ equity at December 31, 2011.

The Company has an equity investment in a small business investment company (“SBIC”) established for the purpose of providing financing to small businesses in market areas served by the Company.  As of December 31, 2011 and 2010, this investment totaled $3.4 million and was included in other assets on the Company’s Consolidated Statements of Condition.  The investment is accounted for under the equity method of accounting.  As of  December 31, 2011, the Company reviewed this investment and determined that there was no impairment.

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock and non-marketable Federal Reserve Bank (“FRB”) stock, both of which are required to be held for regulatory purposes and for borrowing availability.  The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB.  Holdings of FHLBNY stock and FRB stock totaled $17.0 million and $2.1 million at December 31, 2011, respectively, and $19.9 million and $2.1 million at December 31, 2010, respectively.  These securities are carried at par, which is also cost.  The FHLBNY continues to pay dividends and repurchase its stock.  As such, the Company has not recognized any impairment on its holdings of FHLBNY stock.

Note 4 Comprehensive Income

Comprehensive income for the three years ended December 31 is summarized below:

(in thousands)	2011	2010	2009
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$35,550	$33,962	$31,962
Other comprehensive income (loss), net of tax:

Unrealized gain on available-for-sale securities:
Net unrealized holding gain on available-for-sale securities arising during the year (pre-tax net unrealized holding gain was $16,736 in 2011, $1,536 in 2010 and $8,048 in 2009)	10,044	923	4,829

Reclassification adjustment for net realized gain on sale included in of available-for-sale securities (pre-tax net gain of $396 in 2011, $180 in 2010 and $348 in 2009)	(238)	(109)	(209)

Other-than-temporary impairment on available-for-sale securities (pre-tax unrealized (loss) gain of $(113) in 2011, $1,300 in 2010 and $(1,633) in 2009)1	(68)	780	(980)

Employee benefit plans:
Net retirement plan loss (pre-tax amounts of $20,993 for 2011, $1,863 in 2010, and $214 in 2009)	(12,595)	(1,118)	(128)
Net retirement plan prior service cost (credit) (pre-tax amounts of $793 in 2011, $(386) in 2010, and $0 in 2009)	(476)	232	0
Amortization of net retirement plan actuarial gain (pre-tax amounts of $(1,467) in 2011, $(1,955) in 2010, and $(1,593) in 2009)	880	1,172	956
Amortization of net retirement plan prior service cost (credit) (pre-tax amounts of $6 in 2011, $155 in 2010, and $(12) in 2009)	(4)	(93)	7
Amortization of net retirement plan transition liability (pre-tax amount of $67 in 2011, 2010 and 2009)	40	40	40

Other comprehensive (loss) income	(2,417)	1,827	4,515
Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	33,133	35,789	36,477
Less: Other comprehensive income attributable to noncontrolling interests	(131)	(131)	(131)
Total comprehensive income attributable to Tompkins Financial Corporation	$33,002	$35,658	$36,346

1 In 2011, other-than-temporary impairment ("OTTI") on securities available-for-sale totaling $178,000 in losses were recognized which included $113,000 recognized in AOCI, and $65,000 of OTTI losses recognized in noninterest income.  In 2010, OTTI on securities available-for-sale totaling $34,000 was recognized in noninterest income.  There were no additional non-credit OTTI losses on these securities in 2010.  In 2009, OTTI on securities available-for-sale totaling $1.8 million in losses were recognized which included $1.6 million recognized in AOCI, and $146,000 of OTTI losses recognized in noninterest income.

The components of accumulated other comprehensive loss, net of tax, as of year-end were as follows:

(in thousands)	2011	2010	2009
Net unfunded liability for employee benefit plans	$(26,895)	$(14,740)	$(14,973)
Net unrealized gain on available-for-sale securities	23,218	13,480	11,886
Total accumulated other comprehensive loss	$(3,677)	$(1,260)	$(3,087)

Note 5  Loans and Leases

Loans and Leases at December 31, were as follows:

(in thousands)	2011	2010
Commercial and industrial
Agriculture	$67,566	$65,918
Commercial and industrial other	417,128	409,432
Subtotal commercial and industrial	484,694	475,350
Commercial real estate
Construction	47,304	58,519
Agriculture	53,071	48,485
Commercial real estate other	665,859	619,458
Subtotal commercial real estate	766,234	726,462
Residential real estate
Home equity	161,278	164,765
Mortgages	500,034	462,032
Subtotal residential real estate	661,312	626,797
Consumer and other
Indirect	32,787	41,668
Consumer and other	30,961	31,757
Subtotal consumer and other	63,748	73,425
Leases	6,489	9,949
Total loans and leases	1,982,477	1,911,983
Less: unearned income and deferred costs and fees	(628)	(1,625)
Total loans and leases, net of unearned income and deferred costs and fees	$1,981,849	$1,910,358

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

Loans are generally sold to Federal Home Loan Mortgage Corporation (“FHLMC”) or State of New York Mortgage Agency (“SONYMA”).   During 2011, 2010, and 2009, the Company sold residential mortgage loans totaling $26.6 million, $56.3 million, and $89.0 million, respectively, and realized net gains on these sales of $496,000, $955,000, and $1.4 million, respectively. These residential real estate loans are generally sold without recourse in accordance with standard secondary market loan sale agreement.  When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income.  In connection with the sales in 2011, 2010, and 2009, the Company recorded mortgage-servicing assets of $176,000, $376,000, and $648,000, respectively.

Amortization of mortgage servicing assets amounted to $257,000 in 2011, $262,000 in 2010, and $245,000 in 2009. At December 31, 2011 and 2010, the Company serviced residential mortgage loans aggregating $213.1 million and $223.4 million, including loans securitized and held as available-for-sale securities. Mortgage servicing rights, at amortized basis, totaled $1.4 million at December 31, 2011 and $1.5 million at December 31, 2010.  These mortgage servicing rights were evaluated for impairment at year end 2011 and 2010 and no impairment was recognized.  Loans held for sale, which are included in residential real estate totaled $193,000 and $1.3 million at December 31, 2011 and 2010, respectively.

As members of the FHLB, the Company’s subsidiary banks may use unencumbered mortgage related assets to secure borrowings from the FHLB.  At December 31, 2011 and 2010, the Company had $122.1 million and $145.6 million, respectively, of term advances from the FHLB that were secured by residential mortgage loans.

Commercial and industrial loans
The Company’s policy sets forth guidelines for debt service coverage ratios, LTV’s and documentation standards.  Commercial and industrial loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral and personal or government guarantees.  The Company’s policy establishes debt service coverage ratio limits that require a borrower’s cash flow to be sufficient to cover principal and interest payments on all new and existing debt. Commercial and industrial loans are generally secured by the assets being financed or other business assets such as accounts receivable or inventory.  Many of the loans in the commercial portfolio have variable interest rates tied to Prime Rate, FHLBNY borrowing rates, or U.S. Treasury indices.

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

Agriculture loans
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

Consumer and other loans
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

Loan and Lease Customers
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

Loan transactions with related parties at December 31 are summarized as follows:

(in thousands)	2011	2010
Balance at beginning of year	$22,357	$25,616
New Directors/Executive Officers	0	308
New loans and advancements	20,314	17,956
Loan Payments	(16,944)	(21,523)
Balance at end of year	$25,727	$22,357

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

An age analysis of past due loans, segregated by class of loans, as of December 31, 2011 is provided below.

(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing	Nonaccrual
Commercial and industrial
Agriculture	$26	$0	$67,540	$67,566	$0	$175
Commercial and industrial other	890	155	416,083	417,128	0	6,930
Subtotal commercial and industrial	916	155	483,623	484,694	0	7,105
Commercial real estate
Construction	102	7,761	39,441	47,304	0	12,958
Agriculture	186	211	52,674	53,071	0	346
Commercial real estate other	4,923	9,449	651,487	665,859	0	13,048
Subtotal commercial real estate	5,211	17,421	743,602	766,234	0	26,352
Residential real estate
Home equity	1,217	1,232	158,829	161,278	322	1,222
Mortgages	4,808	4,942	490,284	500,034	1,056	4,662
Subtotal residential real estate	6,025	6,174	649,113	661,312	1,378	5,884
Consumer and other
Indirect	1,009	228	31,550	32,787	2	237
Consumer and other	0	0	30,961	30,961	0	0
Subtotal consumer and other	1,009	228	62,511	63,748	2	237
Leases	10	0	6,479	6,489	0	10
Total loans and leases	13,171	23,978	1,945,328	1,982,477	1,380	39,587
Less: unearned income and deferred costs and fees	0	0	0	(628)	0	0
Total loans and leases, net of unearned income and deferred costs and fees	$13,171	$23,978	$1,945,328	$1,981,849	$1,380	$39,587

December 31, 2010
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing	Nonaccrual
Commercial and industrial
Agriculture	50	118	65,750	65,918	0	165
Commercial and Industrial Other	3,131	1,443	404,858	409,432	842	7,106
Subtotal commercial and Industrial	3,181	1,561	470,608	475,350	842	7,271
Commercial real estate
Construction	8	176	58,335	58,519	0	13,003
Agriculture	189	0	48,296	48,485	0	0
Commercial real estate other	1,943	4,094	613,421	619,458	0	11,788
Subtotal commercial real estate	2,140	4,270	720,052	726,462	0	24,791
Residential real estate
Home equity	262	1,434	163,069	164,765	368	1,429
Mortgages	4,709	6,257	451,066	462,032	0	7,682
Subtotal residential real estate	4,971	7,691	614,135	626,797	368	9,111
Consumer and other
Indirect	926	311	40,431	41,668	7	309
Consumer and other	0	0	31,757	31,757	0	0
Subtotal consumer and other	926	311	72,188	73,425	7	309
Leases	0	0	9,949	9,949	0	19
Total loans and leases	11,218	13,833	1,886,932	1,911,983	1,217	41,501
Less: unearned income and deferred costs and fees	0	0	0	(1,625)	0	0
Total loans and leases, net of unearned income and deferred costs and fees	$11,218	$13,833	$1,886,932	$1,910,358	$1,217	$41,501

The difference between the interest income that would have been recorded if nonaccrual loans and leases had paid in accordance with their original terms and the interest income that was recorded for the year ended December 31, 2011 and 2010 and 2009 was $2.7 million, $1.7 million and $699,000, respectively.  The Company had no material commitments to make additional advances to borrowers with nonperforming loans.

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations.  Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values.  While management’s evaluation of the allowance as of December 31, 2011, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase the allowance.

Changes in the allowance for loan and lease losses at December 31 are summarized as follows:

(in thousands)	2011	2010	2009
Allowance at beginning of year	$27,832	$24,350	$18,672
Provisions charged to operations	8,945	8,507	9,288
Recoveries on loans and leases	1,048	1,110	624
Loans and leases charged-off	(10,232)	(6,135)	(4,234)
Total	$27,593	$27,832	$24,350

The following tables detail activity in the allowance for loan  and lease losses by portfolio segment for the twelve months ended December 31, 2011 and 2010.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2011
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:

Beginning balance	$7,824	$14,445	$3,526	$1,976	$61	$27,832

Charge-offs	(2,403)	(4,488)	(2,730)	(608)	(3)	(10,232)
Recoveries	424	280	33	311	0	1,048
Provision	3,091	2,425	3,418	30	(19)	8,945
Ending Balance	$8,936	$12,662	$4,247	$1,709	$39	$27,593

December 31, 2010
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:

Beginning balance	$7,304	$11,119	$3,616	$2,230	$81	$24,350

Charge-offs	(3,265)	(1,167)	(791)	(912)	0	(6,135)
Recoveries	464	225	85	336	0	1,110
Provision	3,321	4,268	616	322	(20)	8,507
Ending Balance	$7,824	$14,445	$3,526	$1,976	$61	$27,832

At December 31, 2011and 2010, the allocation of the allowance for loan and lease losses summarized on the basis of the Company’s impairment methodology was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

December 31, 2011
Individually evaluated for impairment	$2,863	$667	$0	$0	$0	$3,530
Collectively evaluated for impairment	6,073	11,995	4,247	1,709	39	24,063
Ending balance	$8,936	$12,662	$4,247	$1,709	$39	$27,593

December 31, 2010
Individually evaluated for impairment	$682	$2,554	$0	$0	$0	$3,236
Collectively evaluated for impairment	7,142	11,891	3,526	1,976	61	24,596
Ending balance	$7,824	$14,445	$3,526	$1,976	$61	$27,832

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of December 31, 2011 and 2010 was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

December 31, 2011
Individually evaluated for impairment	$10,161	$22,150	$455	$0	$0	$32,756
Collectively evaluated for impairment	474,533	744,084	660,867	63,748	6,489	721
Total	$484,694	$766,234	$661,312	$63,748	$6,489	$1,982,477

December 31, 2010
Individually evaluated for impairment	$5,617	$29,622	$0	$0	$0	$35,239
Collectively evaluated for impairment	469,733	696,840	626,797	73,425	9,949	1,876,744
Total	$475,350	$726,462	$626,797	$73,425	$9,949	$1,911,983

A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all loans restructured in a troubled debt restructuring (TDR). Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.  The majority of impaired loans are collateral dependant impaired loans that have limited exposure or require limited specific reserves because of the amount of collateral support with respect to these loans, and previous charge-offs.  Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured.  In these cases, interest is recognized on a cash basis.  Interest income recognized on impaired loans and leases, all collected in cash, was $0 for 2011, $252,000 for 2010, and $234,000 for 2009.

The following table summarizes the recorded investment in impaired loans.

The following table summarizes the recorded investment in impaired loans.

December 31, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance

Commercial and industrial
Agriculture	$0	$0	$0	$145	$0
Commercial and industrial other	$2,489	$2,915	$0	$2,939	$0
Commercial real estate
Construction	9,018	14,628	0	3,284	0
Commercial real estate other	12,150	12,496	0	12,408	0
Residential real estate
Home equity or mortgage	455	388	0	166	0
Subtotal	$24,102	$30,427	$0	$18,931	$0

With related allowance

Commercial and industrial
Commercial and industrial other	4,197	4,197	2,113	2,938	0
Commercial real estate
Construction	3,475	3,475	750	8,462	0
Commercial real estate other	982	982	667	2,521	0
Subtotal	$8,654	$8,654	$3,530	$13,921	$0
Total	$32,699	$39,081	$3,530	$32,863	$0

December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Recognized	Interest Income Recognized
With no related allowance

Commercial and industrial
Agriculture	$724	$724	$0	$769	$5
Commercial and industrial other	3,393	4,336	0	4,113	37
Commercial real estate
Commercial real estate other	15,675	15,831	0	16,421	210
Subtotal	$19,792	$20,891	$0	$21,303	$252

With related allowance

Commercial and industrial
Commercial and industrial other	1,500	1,500	682	1,500	0
Commercial real estate
Construction	12,816	13,400	1,927	12,827	0
Commercial real estate other	1,131	1,303	627	1,236	0
Subtotal	$15,447	$16,203	$3,236	$15,563	$0
Total	$35,239	$37,094	$3,236	$36,866	$252

The average recorded investment in impaired loans was $17.0 million in 2009.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider.  When modifications are provided for reasons other than as a result of the financial distress of the borrower, these loans are not classified as TDRs or impaired.  These modifications primarily include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made and interest caught up with the principal payments made over the remaining term of the loan or at maturity, among other things.

The following tables present loans by class modified in 2011 as troubled debt restructurings.

Troubled Debt Restructuring

December 31, 2011	Twelve months ended
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(in thousands)
Commercial and industrial
Commercial and industrial other	13	8,411	8,335
Commercial real estate
Commercial real estate other	11	7,046	7,046
Residential real estate
Mortgages	4	445	445
Total	28	$15,902	$15,826

The Company recognized TDRs with a balance of $15.9 million for the twelve month period ended December 31, 2011.  At December 31, 2011 the Company has specific reserves of $2.6 million.  The Company is not committed to lend additional amounts as of December 31, 2011 to customers with outstanding loans that are classified as TDRs.

There was a charge-offs taken on one commercial relationship totaling $76,000 for the twelve months ended December 31, 2011.

A loan that was restructured as a TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.  During the year ended December 31, 2011, only one TDR, a commercial mortgage loan with a recorded balance of $65,000 that had been restructured in the 12 months prior to December 31, 2011, became 90 days or more past due.

The following table presents credit quality indicators (internal risk grade) by class of commercial loans, commercial real estate loans and agricultural loans as of December 31, 2011 and 2010.

December 31, 2011 (in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Internal risk grade:
Pass	$377,083	$65,795	$602,915	$50,333	$28,232	$1,124,358
Special Mention	14,488	1,059	25,743	1,022	9,844	52,156
Substandard	25,557	712	35,707	1,716	9,228	72,920
Doubtful	0	0	1,494	0	0	1,494
Total	$417,128	$67,566	$665,859	$53,071	$47,304	$1,250,928

December 31, 2010 (in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Internal risk grade:
Pass	$355,153	$53,302	$537,195	$37,894	$45,703	$1,029,247
Special Mention	28,478	3,570	43,138	5,734	0	80,920
Substandard	25,801	9,046	39,125	4,857	12,816	91,645
Total	$409,432	$65,918	$619,458	$48,485	$58,519	$1,201,812

The following table presents credit quality indicators by class of residential real estate loans and by class of consumer loans as of December 31, 2011 and 2010. Nonperforming loans include nonaccrual, impaired and loans 90 days past due and accruing interest, all other loans are considered performing.

(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Performing	$159,734	$494,316	$32,548	$30,961	$717,559
Nonperforming	1,544	5,718	239	0	7,501
Total	$161,278	$500,034	$32,787	$30,961	$725,060

December 31, 2010
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Performing	$162,968	$454,350	$41,352	$31,757	$690,427
Nonperforming	1,797	7,682	316	0	9,795
Total	$164,765	$462,032	$41,668	$31,757	$700,222

Note 7 Goodwill and Other Intangible Assets

Information regarding the carrying amount and the amortization expense of the Company’s acquired intangible assets are disclosed in the tables below.

	Gross Carrying	Accumulated	Net Carrying
December 31, 2011 (in thousands)	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible	$7,891	$6,859	$1,032
Other intangibles	7,626	4,562	3,064
Subtotal amortized intangible assets	15,517	11,421	4,096
Goodwill - Banking segment	25,323	1,723	23,600
Goodwill - Financial Services segment	20,599	301	20,298
Subtotal goodwill	45,922	2,024	43,898
Total intangible assets	$61,439	$13,445	$47,994

	Gross Carrying	Accumulated	Net Carrying
December 31, 2010 (in thousands)	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible	$7,891	$6,535	$1,356
Other intangibles	6,857	4,006	2,851
Subtotal amortized intangible assets	14,748	10,541	4,207
Goodwill - Banking segment	25,323	1,723	23,600
Goodwill - Financial Services segment	18,350	301	18,049
Subtotal goodwill	43,673	2,024	41,649
Total intangible assets	$58,421	$12,565	$45,856

The changes in the carrying amount of goodwill for the year ended December 31, 2011 are provided in the following table.  The changes in goodwill were in the Financial Services segment.

	Gross Carrying	Net Carrying
(in thousands)	Amount	Amount
Balance as of January 1, 2011	$43,673	$41,649
Goodwill acquired during the year	2,309	2,309
Goodwill related to the sale of a portion of a business during the year	(60)	(60)
Balance as of December 31, 2011	$45,922	$43,898

At December 31, 2011, the Company had unamortized goodwill related to its various acquisitions totaling $43.9 million compared with $41.6 million at December 31, 2010.  During 2011, the Company recorded additional goodwill of $2.3 million related to the acquisition of Olver & Associates, Inc., a property and casualty insurance agency located in Ithaca, New York.  The acquisition of Olver & Associates, Inc. did not significantly impact the Company’s consolidated financial statements.   During 2011, the Company sold a business within its Financial Services segment, which reduced goodwill by $60,000.

At December 31, 2011, the Company had core deposit intangible assets related to various acquisitions of $1.0 million compared to $1.4 million at December 31, 2010.  Amortization of core deposit intangible assets amounted to $324,000 in 2011, $378,000 in 2010, and $485,000 in 2009.

At December 31, 2011, other intangible assets, consisting of mortgage servicing rights, customer lists and contracts, and covenants-not-to-compete, totaled $3.1 million compared with $2.9 million at December 31, 2010.  During 2011, the Company recorded additional customer related intangibles of $403,000 and a covenant-not-to-compete of $190,000.  The values of the customer related intangible and covenant-not-to-compete are being amortized over 15 years and 5 years, respectively.

The Company reviews its goodwill and intangible assets annually, or more frequently if conditions warrant, for impairment.  In testing goodwill for impairment, the Company compares the estimated fair value of each reporting unit to their respective carrying amounts, including goodwill.  Based on the Company’s 2011 review, there was no impairment of its goodwill or intangible assets. The Company’s estimated fair value significantly exceeds the carrying value for all reporting units. The Company’s goodwill impairment testing is, however, highly sensitive to certain assumptions and estimates used.  In the event that further significant deterioration in the economy and credit conditions beyond the levels already reflected in our cash flow forecasts occur, or changes in the strategy or performance of our business or product offerings occur, additional interim impairment tests may be required.

Amortization expense related to intangible assets totaled $589,000 in 2011, $762,000 in 2010, and $915,000 in 2009.  The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2010 is as follows:

Estimated amortization expense:*
For the year ended December 31, 2012	$490
For the year ended December 31, 2013	402
For the year ended December 31, 2014	343
For the year ended December 31, 2015	286
For the year ended December 31, 2016	268

*Excludes the amortization of mortgage servicing rights.  Amortization of mortgage servicing rights was $257,000, $262,000, and $245,000 in 2011, 2010, and 2009, respectively

Note 8 Premises and Equipment

Premises and equipment at December 31 were as follows:

(in thousands)	2011	2010
Land	$6,766	$7,589
Premises and equipment	55,148	54,128
Furniture, fixtures, and equipment	39,578	37,620
Accumulated depreciations and amortization	(56,780)	(53,234)
Total	$44,712	$46,103

Depreciation and amortization expenses in 2011, 2010 and 2009 are included in operating expenses as follows:

(in thousands)	2011	2010	2009
Premises	$1,605	$1,645	$1,633
Furniture, fixtures, and equipment	2,338	2,411	2,439
Total	$3,943	$4,056	$4,072

The following is a summary of the future minimum lease payments under non-cancelable operating leases as of December 31, 2011:

(in thousands)
2012	$2,009
2013	1,957
2014	1,948
2015	1,803
2016	1,776
Thereafter	13,481
Total	$22,974

The Company leases land, buildings and equipment under operating lease arrangements extending to the year 2090.  Total gross rental expense amounted to $2.1 million in 2011, $2.2 million in 2010, and $2.4 million in 2009.  Most leases include options to renew for periods ranging from 5 to 20 years.  Options to renew are not included in the above future minimum rental commitments.

Note 9 Deposits

The aggregate time deposits of $100,000 or more were $305.7 million at December 31, 2011, and $296.4 million at December 31, 2010.  Scheduled maturities of time deposits at December 31, 2011, were as follows:

	Less than	$100,000
(in thousands)	$100,000	and over	Total
Maturity
Three months or less	$93,103	$136,460	$229,563
Over three through six months	84,323	53,932	138,255
Over six through twelve months	119,106	73,869	192,975
Total due in 2011	296,532	264,261	560,793
2012	51,609	24,250	75,859
2013	8,519	2,237	10,756
2014	7,608	6,224	13,832
2015	12,113	6,630	18,743
2016 and thereafter	5,288	2,050	7,338
Total	$381,669	$305,652	$687,321

Note 10 Federal Funds Purchased and Securities Sold Under Agreement to Repurchase

Information regarding securities sold under agreements to repurchase and Federal funds purchased for the years ended December 31, is detailed in the following tables:

Securities Sold Under Agreements to Repurchase (dollar amounts in thousands)	2011	2010	2009
Total outstanding at December 31	$169,090	$183,609	$192,784

Maximum month-end balance	243,163	192,356	203,094
Average balance during the year	173,552	185,516	190,965
Weighted average rate at December 31	2.61%	2.82%	2.97%
Average interest rate paid during the year	2.81%	2.92%	3.27%

Federal Funds Purchased (dollar amounts in thousands)	2011	2010	2009
Average balance during the year	140	69	91
Weighted average rate at December 31	N/A	N/A	N/A
Average interest rate paid during the year	0.72%	0.71%	0.52%

Securities sold under agreements to repurchase (“repurchase agreements”) are secured borrowings that typically mature within thirty to ninety days, although the Company has entered into repurchase agreements with the Federal Home Loan Bank (“FHLB”) with maturities that extend through 2017.  The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $49.1 million at December 31, 2011. The Company’s wholesale repurchase agreements are primarily with the FHLB.  As of December 31, 2011, the Company had $120.0 million in repurchase agreements with the FHLB, of which $115.0 million mature over one year.  Maturities of repurchase agreements due over one year include $35.0 million in 2013, $25.0 million in 2014, $45.0 million in 2016, and $10.0 million in 2017.

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

Federal funds purchased are short-term borrowings that typically mature within one to ninety days.

Note 11 Other Borrowings

The following table summarized the Company’s borrowings as of December 31:

(in thousands)	2011	2010
Overnight FHLB advances	$53,100	$79,000
Term FHLB advances	122,093	145,628
Other	10,882	19,565
Total other borrowings	$186,075	$244,193

The Company, through its subsidiary banks, had available line-of-credit agreements with banks permitting borrowings to a maximum of approximately $43.0 million at December 31, 2011 and 2010.  There were no outstanding advances against those lines at December 31, 2011 and December 31, 2010.

Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At December 31, 2011, the unused borrowing capacity on established lines with the FHLB was $973.7 million.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At December 31, 2011, total unencumbered residential mortgage loans of the Company were $206.3 million.  Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.  At December 31, 2011, there were $122.1 million in term advances with the FHLB with a weighted average rate of 4.48% compared to $145.6 million at December 31, 2010 with a weighted average rate of 4.40%.  Of the $120.0 million of term advances with the FHLB at December 31, 2011, $30.0 million matures in one year and $90.0 million matures over one year.  Maturities of advances due over one year include $10.0 million in 2013, $20.0 million in 2014, $10.0 million in 2015, and $50.0 million in 2017.

The Company’s FHLB borrowings at December 31, 2011 included $75.0 million, at cost, in fixed-rate callable borrowings, which can be called by the FHLB if certain conditions are met.  Additional details on the fixed-rate callable advances are provided in the following table.

	Current Balance	Rate	Maturity Date	Call Date	Call Frequency	Call Features
	5,000,000	3.065%	February 28, 2013	February 28, 2012	Quarterly	FHLB Option
	10,000,000	4.680%	June 9, 2014	March 8, 2012	Quarterly	FHLB Option
	10,000,000	4.756%	June 9, 2014	March 8, 2012	Quarterly	FHLB Option
	5,000,000	4.405%	March 29, 2017	March 29, 2012	Quarterly	LIBOR strike 6.0%
	5,000,000	4.894%	May 22, 2017	February 22, 2012	Quarterly	LIBOR strike 7.0%
	10,000,000	4.915%	June 8, 2017	March 8, 2012	Quarterly	FHLB Option
	10,000,000	5.135%	June 8, 2017	March 8, 2012	Quarterly	LIBOR strike 7.0%
	10,000,000	5.189%	June 8, 2017	March 8, 2012	Quarterly	FHLB Option
	10,000,000	5.183%	June 28, 2017	June 28, 2012	Quarterly	FHLB Option
Total	$75,000,000

Other borrowings included a term borrowing with a bank totaling $10.8 million and $19.4 million at December 31, 2011 and 2010, respectively.  There were also a Treasury Tax and Loan Note account with the Federal Reserve Bank of New York totaling $100,000 at December 31, 2011 and 2010, and borrowings from unrelated financial institutions totaling $11,000 and $21,000 at December 31, 2011 and 2010, respectively.

The Company elected to apply the fair value option for a $10.0 million, 10-year fixed convertible FLHB advance at 5.183%, convertible at the end of 3 years with a maturity of June 28, 2017.  The $10.0 million advance identified for fair value was selected because its duration was similar to the durations of trading securities. As of December 31, 2011, the aggregate fair value of the $10.0 million FHLB advance was approximately $12.1 million.  For the twelve months ended December 31, 2011, the fair value of this advance increased by $464,000 net mark-to-market loss of $(464,000).  The change in fair value is included on the Company’s Consolidated Statements of Income in “Mark-to-Market Gain (Loss) on Liabilities Held at Fair Value.”

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

Note 13 Employee Benefit Plans

The Company maintains noncontributory defined-benefit and defined-contribution retirement plans and covers substantially all employees of the Company with one of these plans. The benefits under the noncontributory defined-benefit plan (the “DB Pension Plan”) are based on years of service and percentage of the employees’ average final compensation. Assets of the Company’s DB Pension Plan are invested in common and preferred stock, U. S. Government securities, corporate bonds and notes, and mutual funds.  At December 31, 2011and 2010, the plan assets included 42,192 shares of Tompkins’ common stock that had a fair value of $1.6 million and $1.7 million, respectively.

In the first quarter of 2010, the Company stopped admitting new employees to its noncontributory DB Pension Plan.  The Company offered employees hired before January 1, 2010 a one-time opportunity to choose how they would earn future retirement benefits, either continuing in the DB Pension Plan or participating in the new noncontributory defined contribution Retirement Plan (the “DC Retirement Plan”).  Elections were effective July 1, 2010.  Employees hired after January 1, 2010 participate in the DC Retirement Plan when they have completed one year of service and reached the age of 21.  For participants in the DC Retirement Plan, the Company makes contributions to an account set up in the participant’s name.  The amount equals a percentage of base pay and varies based on the participant’s age plus service as of the previous January 1st.  The DC Retirement Plan offers the participant a wide range of investment alternatives from which to choose.  Expenses related to the DC Retirement Plan totaled $513,000 in 2011 and $284,000 in 2010.

Effective July 1, 2011 the Company split the DB Pension Plan, with no change in benefits to any participants.  Current employees who are still receiving credits and/or benefit accruals remain in the existing plan.  All other participants in the plan were placed into a new plan.  The below disclosures reflect the combined costs of the two defined benefit plans.

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

The following table sets forth the changes in the projected benefit obligation for the DB Pension Plans and SERP and the accumulated benefit obligation for the Life and Healthcare Plan; and the respective plan assets, and the plans’ funded status and amounts recognized in the Company’s Consolidated Statements of Condition at December 31, 2011 and 2010 (the measurement dates of the plans).

	Pension Plans		Life and Healthcare Plan		SERP Plan
(in thousands)	2011	2010	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$49,417	$44,416	$7,243	$6,555	$10,951	$10,055
Service cost	2,220	2,152	117	94	201	185
Interest Cost	2,714	2,584	380	384	620	589
Plan participants’ contributions	0	0	234	188	0	0
Amendments	0	(386)	0	0	793	0
Curtailments	0	(139)	0	0	0	0
Actuarial loss	11,547	2,751	1,092	525	3,485	445
Benefits paid	(2,144)	(1,961)	(556)	(503)	(323)	(323)
Benefit obligation at end of year	$63,754	$49,417	$8,510	$7,243	$15,727	$10,951
Change in plan assets:
Fair value of plan assets at beginning of year	$48,094	$38,386	$0	$0	$0	$0
Actual (loss) return on plan assets	(1,158)	4,419	0	0	0	0
Plan participants’ contributions	0	0	234	188	0	0
Employer contributions	2,750	7,250	322	315	323	323
Benefits paid	(2,144)	(1,961)	(556)	(503)	(323)	(323)
Fair value of plan assets at end of year	$47,542	$48,094	$0	$0	$0	$0
Unfunded status	$(16,212)	$(1,323)	$(8,510)	$(7,243)	$(15,727)	$(10,951)
The accumulated benefit obligation for the DB Pension Plans for 2011 and 2010 was $62.2 million and $48.3 million, respectively.  The accumulated benefit obligation for the SERP for 2011 and 2010 was $9.6 million and $7.0 million, respectively.  The unfunded status of the DB Pension, life and healthcare and SERP plans has been recognized in other liabilities in the Consolidated Statement of Condition at December 31, 2011, in the amounts of $16.2 million, $8.5 million, and $15.7 million, respectively.  The unfunded status of the DB Pension, life and healthcare and SERP plans has been recognized in other liabilities in the Consolidated Statement of Condition at December 31, 2010, in the amounts of $1.3 million, $7.2 million, and $11.0 million, respectively.

Net periodic benefit cost and other comprehensive income includes the following components:

(in thousands)	Pension Plan			Life and Healthcare Plan			SERP Plan
Components of net periodic benefit cost	2011	2010	2009	2011	2010	2009	2011	2010	2009
Service cost	$2,220	$2,152	$2,178	$117	$94	$98	$201	$185	$164
Interest cost	2,715	2,584	2,410	380	384	372	619	589	559
Expected return on plan assets	(3,713)	(2,700)	(2,638)	0	0	0	0	0	0
Amortization of prior service (credit) cost	(123)	(117)	(105)	16	16	16	101	101	101
Recognized net actuarial loss	1,324	1,852	1,502	13	0	0	130	103	91
Recognized net actuarial gain due to curtailments	0	(155)	0	0	0	0	0	0	0
Amortization of transition liability	0	0	0	67	67	67	0	0	0
Net periodic benefit cost	$2,423	3,616	$3,347	$593	$561	553	$1,051	978	$915
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain) loss	$16,417	893	(667)	1,091	525	341	3,485	445	540
Recognized actuarial loss	(1,324)	(1,852)	(1,502)	(13)	0	0	(130)	(103)	(91)
Prior service cost	0	(386)	0	0	0	0	793	0	0
Recognized prior service cost (credit)	123	272	105	(16)	(16)	(16)	(101)	(101)	(101)
Recognized net initial obligation	0	0	0	(67)	(67)	(67)	0	0	0
Recognized in other comprehensive income	$15,216	(1,073)	$(2,064)	$995	$442	258	$4,047	241	$348
Total recognized in net periodic benefit cost and other comprehensive income	$17,639	2,543	$1,283	$1,588	$1,003	811	$5,098	1,219	$1,263

Pre-tax amounts recognized as a component of accumulated other comprehensive income as of year-end that have not been recognized as a component of the Company’s combined net periodic benefit cost of the Company’s defined-benefit pension plan, post-retirement healthcare benefit plan and SERP are presented in the following table.

(in thousands)	Pension Plan			Life and Healthcare Plan			SERP Plan
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Net actuarial loss (gain)	$35,955	$20,861	$21,820	$1,878	$801	$276	$6,063	$2,709	$2,367
Prior service cost (credit)	(593)	(715)	(601)	312	327	343	1,092	398	499
Unrecognized net initial obligation	0	0	0	117	185	252	0	0	0
Total	$35,362	20,146	$21,219	$2,307	$1,313	871	$7,155	3,107	$2,866

The pre-tax amounts included in accumulated other comprehensive income that are expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2012 are shown below.

(in thousands)	Pension Plan	Life and Healthcare Plan	SERP Plan
Actuarial loss	$1,878	$66	$340
Prior service cost	(123)	16	161
Net initital obligation	0	67	0
Total	$1,755	$149	$501

Weighted-average asumptions used in accounting for the plans were as follows:

(in thousands)	Pension Plan			Life and Healthcare Plan			SERP Plan
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Discount Rates
Benefit Cost for Plan Year	5.50%	5.90%	6.05%	5.30%	5.90%	6.05%	5.70%	5.90%	6.05%
Benefit Obligation at End of Plan Year	4.38%	5.50%	5.90%	4.30%	5.30%	5.90%	4.60%	5.70%	5.90%
Expected long-term return on plan assets	7.50%	7.50%	7.50%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase
Benefit Cost for Plan Year	5.50%	5.50%	5.50%	5.50%	5.50%	5.50%	5.00%	5.00%	5.00%
Benefit Obligation at End of Plan Year	5.50%	5.50%	5.50%	5.50%	5.50%	5.50%	5.00%	5.00%	5.00%

Tompkins Trust Company offers post-retirement life and healthcare benefits, although as previously mentioned, has discontinued adding participants to the plan effective January 1, 2005.  The weighted average annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is 7.5% beginning in 2011, and is assumed to decrease gradually to 5.0% in 2020 and beyond. A 1% increase in the assumed health care cost trend rate, would increase service and interest costs by approximately $9,400 and increase the Company’s benefit obligation by approximately $142,000.  A 1% decrease in the assumed health care cost trend rate, would decrease service and interest costs by approximately $8,400 and decrease the Company’s benefit obligation by approximately $131,000.

To develop the expected long-term rate of return on assets assumption for the DB Pension Plan, the Company considered the historical returns and the future expectations for returns for each asset class, as well as target asset allocations of the pension portfolio.  Based on this analysis, the Company selected 7.50% as the long-term rate of return on asset assumption.

The discount rates used to determine the Company’s DB Pension Plan and other post-retirement benefit obligations as of December 31, 2011, and December 31, 2010, were determined by matching estimated benefit cash flows to a yield curve derived from Citigroup’s regular bond yield and above-median bond yield curve at December 31, 2011 and December 31, 2010.

Cash Flows

Plan assets are amounts that have been segregated and restricted to provide benefits, and include amounts contributed by the Company and amounts earned from investing contributions, less benefits paid.  The Company funds the cost of the SERP and the post-retirement medical and life insurance benefits on a pay-as-you-go basis.

The benefits as of December 31, 2011, expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter were as follows:

(in thousands)	Pension Plan	Life and Healthcare Plan	SERP Plan
2012	$2,374	$418	$318
2013	2,539	455	316
2014	2,903	486	306
2015	2,731	490	291
2016	2,950	537	288
2017-2021	18,597	2,612	2,940
Total	$32,094	$4,998	$4,459

Plan Assets

The Company’s DB Pension Plan’s weighted-average asset allocations at December 31, 2011 and 2010, respectively, by asset category are as follows:

	2011	2010
Equity securities	77%	74%
Debt securities	22%	21%
Other	1%	5%
Total Allocation	100%	100%

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

Fair Value Measurements
December 31, 2011
	Fair Value
(in thousands)	2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$806	$806	$0	$0
U.S. Treasury securities	2,153	2,153	0	0
U.S. Government sponsored entities securities	1,238	0	1,238	0
Corporate bonds and notes	7,131	0	7,131	0
Common stocks	12,216	12,216	0	0
Mutual funds	23,248	23,248	0	0
Preferred stocks	750	0	750	0
Total Fair Value of Plan Assets	$47,542	$38,423	$9,119	$0

Fair Value Measurements
December 31, 2010
	Fair Value
(in thousands)	2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$2,499	$2,499	$0	$0
U.S. Treasury securities	1,911	1,911	0	0
U.S. Government sponsored entities securities	1,140	0	1,140	0
Corporate bonds and notes	6,890	0	6,890	0
Common stocks	14,983	14,983	0	0
Mutual funds	19,791	19,791	0	0
Preferred stocks	880	0	880	0
Total Fair Value of Plan Assets	$48,094	$39,184	$8,910	$0

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

The Company has an Employee Stock Ownership Plan (ESOP) and a 401(k) Investment and Stock Ownership Plan (ISOP) covering substantially all employees of the Company. The ESOP allows for Company contributions in the form of common stock of the Company.  Annually, the Tompkins Board of Directors determines a profit-sharing payout to its employees in accordance with a performance-based formula. A percentage of the approved amount is paid in Company common stock into the ESOP.  Contributions are limited to a maximum amount as stipulated in the ESOP. The remaining percentage is either paid out in cash or deferred into the ISOP at the direction of the employee.  Compensation expense related to the ESOP and ISOP totaled $2.5 million in 2011, $2.6 million in 2010, and $2.7 million in 2009.

Under the ISOP, employees may contribute a percentage of their eligible compensation with a Company match of such contributions up to a maximum match of 4%.  Participation in the 401(k) Plan is contingent upon certain age and service requirements.  The Company’s expense associated with these matching provisions was $1.4 million in 2011, $1.3 million in 2010, and $1.2 million in 2009.

Life insurance benefits are provided to certain officers of the Company. In connection with these policies, the Company reflects life insurance assets on its Consolidated Statements of Condition of $43.0 million at December 31, 2011, and $40.0 million at December 31, 2010.  The insurance is carried at its cash surrender value on the Consolidated Statements of Condition.  Increases in the cash surrender value of the insurance are reflected as noninterest income, net of any related mortality expense.

The Company provides split dollar life insurance benefits to certain employees.  The plan is unfunded and the estimated liability of the plan of $863,000 and $882,000 is recorded in other liabilities in the Consolidated Statements of Condition at December 31, 2011 and 2010, respectively.  Compensation expense related to the split dollar life insurance was approximately $68,000 in 2011 and $67,000 in 2010.

Note 14 Stock Plans and Stock Based Compensation

Under the Tompkins Financial Corporation 2009 Equity Plan (“2009 Equity Plan”), the Company may grant incentive stock options, stock appreciation rights, shares of restricted stock and restricted stock units covering up to 902,000 common shares to certain officers, employees, and nonemployee directors.  Stock options are granted at an exercise price equal to the stock’s fair value at the date of grant, may not have a term in excess of ten years, and have vesting periods that range between one and seven years from the grant date. Prior to the adoption of the 2009 Equity Plan, the Company had similar stock option plans, which remain in effect solely with respect to unexercised options issued under these plans.

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

The following table presents the activity related to stock options under all plans for the twelve months ended December 31, 2011.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	966,536	$37.78
Granted	118,000	$37.00
Exercised	(29,731)	$33.15
Forfeited	(27,581)	$39.93
Expired	(10,591)	$36.55
Outstanding at December 31, 2011	1,016,633	$37.78	5.52	$1,441,774
Exercisable at December 31, 2011	519,002	$36.64	3.96	$1,106,374

Total stock-based compensation expense for stock options was $1.1 million in 2011, $1.1 million in 2010, and $912,000 in 2009.  As of December 31, 2011, unrecognized compensation cost related to unvested stock options totaled $4.1 million. The cost is expected to be recognized over a weighted average period of 4.4 years.   Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

(In thousands)	2011	2010	2009
Proceeds from stock option exercises	$886	$1,500	$1,000
Tax benefits related to stock option exercises	16	212	163
Intrinsic value of stock option exercises	196	900	730

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

	2011	2010	2009

Weighted per share average fair value at grant date	$9.26	$13.12	$13.12
Risk-free interest rate	1.28%	2.90%	2.90%
Expected dividend yield	4.10%	3.13%	3.13%
Volatility	39.19%	40.03%	40.03%
Expected life (years)	6.50	6.50	6.50

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$20.00-29.30	59,782	0.76	$29.30	59,782	$29.30
$29.31-35.70	8,011	2.04	$34.95	8,011	$34.95
$35.71-36.00	133,032	2.34	$35.77	133,032	$35.77
$36.01-37.50	377,684	7.08	$37.19	132,344	$37.28
$37.51-41.00	234,404	4.24	$38.68	150,887	$38.65
$41.01-50.00	203,720	7.70	$41.75	34,946	$41.79
	1,016,633	5.52	$37.78	519,002	$36.64

The Company granted 37,725 restricted stock awards in the third quarter of 2011with a grant date fair value of $37.00.  The Company granted 200 restricted stock awards during the first quarter of 2010, with a grant date fair value of $38.14 and 14,190 restricted stock awards during the third quarter of 2009, with a grant date fair value of $41.71.  The grant date fair values were the closing prices of the Company’s common stock on the three grant dates.  Prior to 2009, there were no restricted stock awards. The Company recognized stock-based compensation related to these restricted stock awards of $149,000 in 2011, $79,000 in 2010 and $26,000 in 2009. Unrecognized compensation costs related to the restricted stock awards totaled $1.7 million at December 31, 2011 and will be recognized over 6.2 years on a weighted average basis.

	Number of Shares	Weighted Average Exercise Price

Unvested at January 1, 2011	13,950	$41.66
Granted	37,725	37.00
Vested	(2,159)	41.71
Forfeited	(660)	41.71
Unvested at December 31, 2011	48,856	$38.06

Note 15 Other Noninterest Income and Expense

Other income and operating expense totals are presented in the table below.  Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the years presented below are stated separately.

	Year ended December 31,
(in thousands)	2011	2010	2009
NONINTEREST INCOME
Other service charges	$2,288	$2,439	$1,937
Increase in cash surrender value of corporate owned life insurance	1,504	1,378	1,090
Net gain on sale of loans	496	955	1,357
Other miscellaneous income	2,417	1,559	1,549
Total other noninterest income	$6,705	$6,331	$5,933
NONINTEREST EXPENSES
Marketing expense	$3,903	$3,918	$3,778
Professional fees	2,835	3,650	3,307
Software licensing and maintenance	3,636	3,469	3,262
Cardholder expense	2,048	1,826	1,532
Other miscellaneous expenses	13,019	13,017	13,424
Total other noninterest expenses	$25,441	$25,880	$25,303

Note 16 Income Taxes

The income tax (benefit) expense attributable to income from operations is summarized as follows:

(in thousands)	Current	Deferred	Total
2011
Federal	$16,506	$(1,730)	$14,776
State	1,967	(370)	1,597
Total	$18,473	$(2,100)	$16,373
2010
Federal	$12,521	$2,052	$14,573
State	1,648	199	1,847
Total	$14,169	$2,251	$16,420
2009
Federal	$15,896	$(1,362)	$14,534
State	1,341	(492)	849
Total	$17,237	$(1,854)	$15,383

The primary reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings are as follows:

	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.0	2.4	1.8
Tax exempt income	(2.6)	(2.7)	(3.3)
All other	(2.8)	(2.0)	(0.9)
Total	31.6%	32.7%	32.6%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows:

(in thousands)	2011	2010	2009
Deferred tax assets:
Allowance for loan and lease losses	$11,066	$11,117	$9,544
Compensation and benefits	9,441	8,830	8,218
Liabilities held at fair value	829	645	727
Other	2,047	932	2,050
Total	$23,383	$21,524	$20,539
Deferred tax liabilities:
Pension	$7,394	$8,475	$6,017
Depreciation	2,442	1,114	748
Intangibles	1,999	1,984	2,306
Other	1,060	1,563	829
Total deferred tax liabilities	$12,895	$13,136	$9,900
Net deferred tax asset at year-end	$10,488	$8,388	$10,639
Net deferred tax asset at beginning of year	$8,388	$10,639	$8,785
Increase (decrease) in net deferred tax asset	2,100	(2,251)	1,854
Deferred tax (benefit) expense	$(2,100)	$2,251	$(1,854)

This analysis does not include recorded deferred tax liabilities of $15.5 million and $9.0 million as of December 31, 2011 and 2010, respectively, related to net unrealized holding gains in the available-for-sale securities portfolio.  In addition, the analysis excludes the recorded deferred tax assets of $17.9 million and $9.8 million, as of December 31, 2011 and 2010, respectively, related to employee benefit plans.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry-back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary at December 31, 2011 and 2010.

At December 31, 2011 and December 31, 2010, the Company had no ASC 740-10 unrecognized tax benefits.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months.  The Company recognizes interest and penalties on unrecognized tax benefits in income tax expense in its Consolidated Statements of Income.

The Company is subject to U.S. federal income tax and income tax in various state jurisdictions.  All tax years ending after December 31, 2008 are open to examination by the taxing authorities.

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

The Company’s maximum potential obligations to extend credit for loan commitments (unfunded loans, unused lines of credit, and standby letters of credit) outstanding on December 31 were as follows:

(in thousands)	2011	2010

Loan commitments	$101,089	$114,995
Standby letters of credit	55,295	54,376
Undisbursed portion of lines of credit	302,573	299,885
Total	$458,957	$469,256

Commitments to extend credit (including lines of credit) are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The Company extends standby letters of credit to its customers in the normal course of business.  The standby letters of credit are generally short-term.  As of December 31, 2011, the Company’s maximum potential obligation under standby letters of credit was $55.3 million.  Management uses the same credit policies in making commitments to extend credit and standby letters of credit as are used for on-balance-sheet lending decisions. Based upon management’s evaluation of the counterparty, the Company may require collateral to support commitments to extend credit and standby letters of credit. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and collateral or other security is of no value. The Company does not anticipate losses as a result of these transactions. These commitments also have off-balance-sheet interest-rate risk, in that the interest rate at which these commitments were made may not be at market rates on the date the commitments are fulfilled. Since some commitments and standby letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.

At December 31, 2011, the Company had rate lock agreements associated with mortgage loans to be sold in the secondary market (certain of which relate to loan applications for which no formal commitment has been made) amounting to approximately $3.3 million.  In order to limit the interest rate risk associated with rate lock agreements, as well as the interest rate risk associated with mortgages held for sale, if any, the Company enters into agreements to sell loans in the secondary market to unrelated investors on a loan-by-loan basis.  At December 31, 2011, the Company had approximately $3.3 million of commitments to sell mortgages to unrelated investors on a loan-by-loan basis.

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

At the time of IPO, Visa established a $3.0 billion fund to cover certain, but not all of the Covered Litigation.  In 2008 Visa announced that it had settled a lawsuit with Discover Financial Services, which was part of the Covered Litigation.  Visa has since deposited additional amounts into escrow for the remaining Covered Litigation:  $1.1 billion in December 2008, $700 million in July 2009, $500 million in May 2010, $800 million in October 2010, $400 million in March 2011, and $1.6 billion in December 2011.  Visa has announced that it cannot estimate, with accuracy, when the Covered Litigation will be resolved.  The estimation of the Company’s proportionate share of any potential losses related to the remaining Covered Litigation is extremely difficult and involves a high degree of uncertainty.  As of December 31, 2011 and 2010, the Company has a liability of $450,000 included as a component of “Other Liabilities” in the Consolidated Statements of Condition, representing its estimate of the fair value of potential losses related to the remaining Visa Covered Litigation. The Company’s proportionate share of the remaining Visa Covered Litigation is subject to change depending upon future litigation developments.

Note 18 Earnings Per Share

Calculation of basic earnings per share (Basic EPS) and diluted earnings per share (Diluted EPS) is shown below.    Share and per share data was retroactively adjusted to reflect a 10% stock dividend approved on January 26, 2010, and paid on February 15, 2010.

	Year ended December 31,
(in thousands, except share and per share data)	2011	2010	2009
Basic
Net income available to common shareholders	$35,419	$33,831	$31,831
Less: dividends and undistributed earnings allocated to unvested restricted stock awards	(120)	0	0

Net earnings allocated to common shareholders	35,299	33,831	31,831

Weighted average shares outstanding, including participating securities	11,030,578	10,826,570	10,691,033

Less: average participating securities
Weighted average shares outstanding - Basic	(28,472)	(14,068)	(4,044)
	11,002,106	10,812,502	10,686,989

Diluted
Net earnings allocated to common shareholders	35,299	33,831	31,831

Weighted average shares outstanding - Basic	11,002,106	10,812,502	10,686,989

Dilutive effect of common stock options or restricted stock awards	33,278	51,948	72,531

Weighted average shares outstanding - Diluted	11,035,384	10,864,450	10,759,520

Basic EPS	3.21	3.13	2.98
Diluted EPS	3.20	3.11	2.96

There were approximately 734,263, and 708,462, and 637,436 weighted average stock options for the years ended December 31, 2011, 2010, and 2009, respectively, that were not considered in the calculation of diluted earnings per share since the stock options’ exercise prices were greater than the average market price during  these  periods.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010 segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
December 31, 2011
	Fair Value
	12/31/11	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$12,693	$12,693	$0	$0
Mortgage-backed securities - residential	6,905	6,905	0	0

Available-for-sale securities
U.S. Treasury securities	2,070	2,070	0	0
Obligations of U.S. Government sponsored entities	422,590	0	422,590	0
Obligations of U.S. states and political subdivisions	59,653	0	59,653	0
Mortgage-backed securities - residential
U.S. Government agencies	129,773	0	129,773	0
U.S. Government sponsored entities	517,378	0	517,378	0
Non-U.S. Government agencies or sponsored entities	5,876	0	5,876	0
U.S. corporate debt securities	5,183	0	5,183	0
Equity securities	1,023	0	0	1,023

Borrowings
Other borrowings	12,093	0	12,093	0

The change in the fair value of the $1.0 million of available-for-sale securities valued using significant unobservable inputs (level 3), between January 1, 2011 and December 31, 2011 was immaterial.

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

The Company determines fair value for its available-for-sale securities using an independent bond pricing service for identical assets or very similar securities.  The pricing service uses a variety of techniques to determine fair value, including market maker bids, quotes and pricing models.  Inputs to the model include recent trades, benchmark interest rates, spreads, and actual and projected cash flows.  The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, the Company’s investment portfolio consists of traditional investments, nearly all of which are U.S. Treasury obligations, federal agency bullet or mortgage pass-through securities, or general obligation municipal bonds. Pricing for such instruments is fairly generic and is easily obtained.   At least annually, the Company will validate prices supplied by the independent pricing service by comparing to prices obtained from a second third-party source. Based on the inputs used by our independent pricing services, the Company identifies the appropriate level within the fair value hierarchy to report these fair values.

Fair values of borrowings are estimated using Level 2 inputs based upon observable market data.  The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party.  The Company’s potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLB borrowings for the twelve months ended December 31, 2011.

Certain assets are measured at fair value on a nonrecurring basis, that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.  For the Company, these include loans held for sale, collateral dependent impaired loans, other real estate owned, goodwill and other intangible assets.  During 2011, certain collateral dependent impaired loans and other real estate owned at December 31, 2011, were adjusted down to fair value.  Collateral values are estimated using Level 2 inputs based upon observable market data.

Non-Recurring Fair Value Measurements
December 31, 2011
	Fair Value
(in thousands)	12/31/11	(Level 1)	(Level 2)	(Level 3)

Collateral Dependent Impaired Loans	$21,931	$0	$21,931	$0

Other Real Estate Owned	1,335	0	1,335	0

Non-Recurring Fair Value Measurements
December 31, 2010
	Fair Value
(in thousands)	12/31/10	(Level 1)	(Level 2)	(Level 3)

Collateral Dependent Impaired Loans	$17,691	$0	$17,691	$0

Other Real Estate Owned	1,256	0	1,256	0

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2011 and 2010. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.  The fair value estimates, methods and assumptions set forth below for the Company’s financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and does not always incorporate the exit-price concept of fair value prescribed by ASC Topic 820-10 and should be read in conjunction with the financial statements and notes included in this Report.

Estimated Fair Value of Financial Instruments	2011		2010
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:

Cash and cash equivalents	$49,567	$49,567	$49,665	$49,665
Securities – trading	19,598	19,598	22,837	22,837
Securities – available-for-sale	1,143,546	1,143,546	1,039,608	1,039,608
Securities – held-to-maturity	26,673	27,255	54,973	56,064
Loans and leases, net 1	1,954,256	2,003,257	1,882,526	1,928,287
FHLB and FRB stock	19,070	19,070	21,985	21,985
Accrued interest receivable	12,420	12,420	11,513	11,513

Financial Liabilities:
Time deposits	$687,321	$690,480	$741,829	$746,434
Other deposits	1,973,243	1,973,243	1,754,044	1,754,044
Securities sold under agreements to repurchase	169,090	179,840	183,609	193,510
Securities sold under agreements to repurchase (valued at
Other borrowings	173,982	188,062	232,564	245,891
Other borrowings (valued at fair value)	12,093	12,093	11,629	11,629
Trust preferred debentures	25,065	25,314	25,060	25,513
Accrued interest payable	1,354	1,354	1,803	1,803

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

As of December 31, 2011, the most recent notifications from Federal bank regulatory agencies categorized the Tompkins Trust Company, The Bank of Castile and Mahopac National Bank as “well capitalized” under the regulatory framework for PCA. To be categorized as well capitalized, the Company and its subsidiary banks must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the capital category of the Company or its subsidiary banks. Actual capital amounts and ratios of the Company and its subsidiary banks are as follows:

		Required to be	Required
		Adequately	to be
	Actual	Capitalized	Well Capitalized
(dollar amounts in thousands)	Amount/Ratio	Amount/Ratio	Amount/Ratio
December 31, 2011
Total Capital (to risk-weighted assets)
The Company (consolidated)	$307,893/14.2%	>$173,879/>8.0%	>$217,349/>10.0%
Trust Company	$129,152/14.2%	>$72,963/>8.0%	>$91,204/>10.0%
Castile	$78,864/12.2%	>$51,770/>8.0%	>$64,713/>10.0%
Mahopac	$85,533/14.5%	>$47,119/>8.0%	>$58,899/>10.0%
Tier I Capital (to risk-weighted assets)
The Company (consolidated)	$280,716/12.9%	>$86,940/>4.0%	>$130,409/>6.0%
Trust Company	$120,132/13.2%	>$36,482/>4.0%	>$54,722/>6.0%
Castile	$72,099/11.1%	>$25,885/>4.0%	>$38,828/>6.0%
Mahopac	$78,113/13.3%	>$23,560/>4.0%	>$35,339/>6.0%
Tier I Capital (to average assets)
The Company (consolidated)	$280,716//8.5%	>$98,966/>3.0%	>$164,944/>5.0%
Trust Company	$120,132/7.9%	>$45,569/>3.0%	>$75,949/>5.0%
Castile	$72,099/7.6%	>$28,304/>3.0%	>$47,173/>5.0%
Mahopac	$78,113/9.0%	>$26,033/>3.0%	>$43,389/>5.0%
December 31, 2010
Total Capital (to risk-weighted assets)
The Company (consolidated)	$281,108/13.4%	>$167,622/>8.0%	>$209,527/>10.0%
Trust Company	$122,664/13.7%	>$71,864/>8.0%	>$89,830/>10.0%
Castile	$71,470/11.8%	>$48,547/>8.0%	>$60,684/>10.0%
Mahopac	$80,494/13.9%	>$46,485/>8.0%	>$58,107/>10.0%
Tier I Capital (to risk-weighted assets)
The Company (consolidated)	$254,899/12.2%	>$83,811/>4.0%	>$125,716/>6.0%
Trust Company	$112,590/12.5%	>$35,932/>4.0%	>$53,898/>6.0%
Castile	$63,880/10.5%	>$24,274/>4.0%	>$33,410/>6.0%
Mahopac	$73,196/12.6%	>$23,243/>4.0%	>$34,864/>6.0%
Tier I Capital (to average assets)
The Company (consolidated)	$254,899/8.0%	>$95,312/>3.0%	>$158,853/>5.0%
Trust Company	$112,590/7.5%	>$45,088/>3.0%	>$75,146/>5.0%
Castile	$63,880/7.3%	>$26,126/>3.0%	>$43,544/>5.0%
Mahopac	$73,196/8.7%	>$25,387/>3.0%	>$42,311/>5.0%

Generally, dividends from the banking subsidiaries to the Company are limited to retained net profits for the current year and two preceding years, unless specific approval is received from the appropriate bank regulatory authority. At December 31, 2011, the retained net profits of the Company’s bank subsidiaries available to pay dividends were $50.8 million.

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

In light of the recent economic downturn, bank regulatory agencies have been requiring many banks to maintain higher minimum capital ratios.  This is particularly true in the case of institutions with significant commercial real estate loan portfolios and/or increasing levels of non-performing assets, such as Mahopac National Bank, one of the Company’s three banking subsidiaries.  During the first quarter of 2010, Mahopac’s primary regulator, the Office of the Comptroller of the Currency, notified the Company that it was requiring Mahopac to maintain certain minimum capital ratios at levels higher than those otherwise required by applicable regulations.  The OCC is requiring Mahopac to maintain a Tier 1 capital to average assets ratio of 8.0%, a Tier 1 risk-based capital to risk-weighted capital ratio of 10.0% and a Total risk based capital to risk-weighted assets ratio of 12.0%.  Mahopac exceeded these minimum requirements at the time of the notification and continues to maintain ratios above these minimums.  Since Mahopac’s capital ratios were above the minimum requirements at the time of notification, there was not a material impact to Mahopac or the Company.  As of December 31, 2011, Mahopac had a Tier 1 capital to average assets ratio of 9.0%, a Tier 1 risk-based capital to risk-weighted capital ratio of 13.3% and a Total risk-based capital to risk-weighted assets ratio of 14.5%.

As of December 31, 2011, the capital ratios for the Company’s other two subsidiary banks, Tompkins Trust Company and The Bank of Castile, also exceeded the minimum levels required to be considered well capitalized.

Note 21 Condensed Parent Company Only Financial Statements

Condensed financial statements for Tompkins (the Parent Company) as of December 31 are presented below.

Condensed Statements of Condition

(in thousands)	2011	2010
Assets

Cash	$6,241	$9,939
Available-for-sale securities, at fair value	225	225
Investment in subsidiaries, at equity	316,011	295,156
Other	8,657	8,760
Total Assets	$331,134	$314,080

Liabilities and Shareholders’ Equity

Borrowings	$10,770	$19,443
Trust preferred debentures issued to non-consolidated subsidiary	21,161	21,161
Other liabilities	1,512	1,520
Tompkins Financial Corporation Shareholders’ Equity	297,691	271,956
Total Liabilities and Shareholders’ Equity	$331,134	$314,080

Condensed Statements of Income

(in thousands)	2011	2010	2009
Dividends from available-for-sale securities	$1	$1	$1
Dividends received from subsidiaries	19,025	23,925	8,726
Other Income	461	30	613
Total Operating Income	19,487	23,956	9,340

Interest expense	1,790	1,812	1,389
Other expenses	4,820	4,397	4,907
Total Operating Expenses	6,610	6,209	6,296
Income Before Taxes and Equity in Undistributed Earnings of Subsidiaries	12,877	17,747	3,044
Income tax benefit	3,333	2,818	2,224
Equity in undistributed earnings of subsidiaries	19,209	13,266	26,563
Net Income	$35,419	$33,831	$31,831

Condensed Statements of Cash Flows

(in thousands)	2011	2010	2009
OPERATING ACTIVITIES
Net income	$35,419	$33,831	$31,831
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiaries	(19,209)	(13,266)	(26,563)
Other, net	582	617	972
Net Cash Provided by Operating Activities	16,792	21,182	6,240
INVESTING ACTIVITIES

Investments in subsidiaries	(137)	(137)	(13,385)
Other, net	(613)	(2,786)	(1,238)
Net Cash Used in Investing Activities	(750)	(2,923)	(14,623)
FINANCING ACTIVITIES

Borrowings, net	(8,673)	(5,557)	22,072
Cash dividends	(15,420)	(14,381)	(13,208)
Cash issued in lieu of fractional shares for 10% stock dividend	0	(7)	0
Repurchase of common shares	(17)	0	(178)
Shares issued for dividend reinvestment plans	2,435	2,872	631
Shares issued for employee stock ownership plan	1,053	1,278	0
Net proceeds from exercise of stock options	866	1,549	955
Tax benefits of stock options exercised	16	212	163
Net Cash (Used in) Provided by Financing Activities	(19,740)	(14,034)	10,435
Net (decrease) increase in cash	(3,698)	4,225	2,052
Cash at beginning of year	9,939	5,714	3,662
Cash at End of Year	$6,241	$9,939	$5,714

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

As of and for the year ended December 31, 2011
(in thousands)	Banking	Financial Services	Intercompany	Consolidated
Interest income	$136,827	$272	$(11)	$137,088
Interest expense	25,692	1	(11)	25,682
Net interest income	111,135	271	0	111,406
Provision for loan and lease losses	8,945	0	0	8,945
Noninterest income	21,095	28,196	(1,277)	48,014
Noninterest expense	77,480	22,349	(1,277)	98,552
Income before income tax expense	45,805	6,118	0	51,923
Income tax expense	14,171	2,202	0	16,373
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	31,634	3,916	0	35,550
Less: Net income attributable to noncontrolling interests	131	0	0	131
Net Income attributable to Tompkins Financial Corporation	$31,503	$3,916	$0	$35,419

Depreciation and amortization	$4,453	$305	$0	$4,758
Assets	3,373,893	29,956	(3,601)	3,400,248
Goodwill	23,600	20,298	0	43,898
Other intangibles, net	2,458	1,638	0	4,096
Net loans and leases	1,954,256	0	0	1,954,256
Deposits	2,663,905	0	(3,341)	2,660,564
Total equity	276,311	22,832	0	299,143

As of and for the year ended December 31, 2010
(in thousands)	Banking	Financial Services	Intercompany	Consolidated
Interest income	$143,766	$314	$(18)	$144,062
Interest expense	32,303	2	(18)	32,287
Net interest income	111,463	312	0	111,775
Provision for loan and lease losses	8,507	0	0	8,507
Noninterest income	20,157	27,002	(1,000)	46,159
Noninterest expense	78,065	21,980	(1,000)	99,045
Income before income tax expense	45,048	5,334	0	50,382
Income tax expense	14,451	1,969	0	16,420
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	30,597	3,365	0	33,962
Less: Net income attributable to noncontrolling interests	131	0	0	131
Net Income attributable to Tompkins Financial Corporation	$30,466	$3,365	$0	$33,831

Depreciation and amortization	$4,384	$281	$0	$4,665
Assets	3,236,333	27,144	(3,134)	3,260,343
Goodwill	23,600	18,049	0	41,649
Other intangibles, net	2,898	1,309	0	4,207
Net loans and leases	1,882,526	0	0	1,882,526
Deposits	2,498,716	0	(2,843)	2,495,873
Total equity	252,055	21,353	0	273,408

For the year ended December 31, 2009
(in thousands)	Banking	Financial Services	Intercompany	Consolidated
Interest income	$146,563	$260	$(28)	$146,795
Interest expense	39,783	3	(28)	39,758
Net interest income	106,780	257	0	107,037
Provision for loan and lease losses	9,288	0	0	9,288
Noninterest income	21,209	25,574	(570)	46,213
Noninterest expense	76,650	20,537	(570)	96,617
Income before income tax expense	42,051	5,294	0	47,345
Income tax expense	13,492	1,891	0	15,383
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	28,559	3,403	0	31,962
Less: Net income attributable to noncontrolling interests	131	0	0	131
Net Income attributable to Tompkins Financial Corporation	$28,428	$3,403	$0	$31,831

Note 23  Subsequent Events

On January 25, 2012, the Company entered into an Agreement and Plan of Merger with VIST Financial Corp. (“VIST”), pursuant to which  VIST will merge into the Company.  The transaction has been approved by the board of directors of each of Tompkins and VIST.  Subject to approval of the shareholders of VIST and Tompkins (if required), regulatory approvals and other customary closing conditions, the Company anticipates completing the merger in the third quarter of 2012.

Unaudited Quarterly Financial Data
	2011
(in thousands)	First	Second	Third	Fourth
Interest and dividend income	$34,287	$34,554	$34,334	$33,913
Interest expense	6,745	6,602	6,421	5,914
Net interest income	27,542	27,952	27,913	27,999
Provision for loan and lease losses	1,910	1,005	4,870	1,160
Income before income tax	12,908	13,797	11,382	13,836
Net income	8,773	9,400	7,859	9,387
Net income per common share (basic)	0.80	0.86	0.71	0.84
Net income per common share (diluted)	0.80	0.85	0.71	0.84

Unaudited Quarterly Financial Data
	2010
(in thousands)	First	Second	Third	Fourth
Interest and dividend income	$36,634	$36,450	$35,744	$35,234
Interest expense	8,690	8,344	7,880	7,373
Net interest income	27,944	28,106	27,864	27,861
Provision for loan and lease losses	2,183	1,408	3,483	1,433
Income before income tax	12,587	13,513	10,756	13,526
Net income	8,416	9,033	7,490	8,892
Net income per common shre (basic)	0.78	0.84	0.69	0.82
Net income per common share (diluted)	0.78	0.83	0.69	0.81

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2011. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Form 10-K, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that material information relating to the Company and its subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  As of December 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on its evaluation under the COSO framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  The results of management’s assessment was reviewed with the Company’s Audit Committee of its Board of Directors. The Company’s registered public accounting firm has issued an attestation report on the Company’s internal controls over financial reporting, which is included in Part II, Item 8 of this Report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the material under the captions “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”; the discussion of the Company’s code of ethics under the caption “Corporate Governance Matters-Policy Regarding Director Attendance at Annual Meetings”; the discussion of director nominees by stockholders and the Audit/Examining Committee under the caption “Board of Director Meetings and Committees” all in the Company’s proxy statement relating to its 2012 annual meeting of shareholders (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission subsequent to the filing, on this Form 10-K and the material captioned “Executive Officers of the Registrant” in Part I of this Report on Form 10-K.

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

Information regarding stock-based compensation awards outstanding and available for future grant as of December 31, 2011 is presented in the table below.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding Securities in Column (a) (c)
Equity Compensation Plans Approved by Security Holders	1,065,489	$37.78	509,405
Equity Compensation Plans Not Approved by Security Holders	0	0	0

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

Report of KPMG LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Condition for the years ended December 31, 2011 and 2010
Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010, and 2009
Notes to Consolidated Financial Statements
Unaudited Quarterly Financial Data

(a)(2)	List of Financial Schedules

Not Applicable.

(a)(3)	Exhibits

The exhibits listed on the Exhibit Index of this annual Report on form 10-K have been previously filed, are filed herewith, or are incorporated herein by reference to other filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOMPKINS FINANCIAL CORPORATION

By:	Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 8, 2012

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Stephen S. Romaine and Francis M. Fetsko, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution, for him or her, and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date	Capacity	Signature	Date	Capacity

/S/ James J. Byrnes	3/8/12	Chairman of the Board	/S/ James R. Hardie	3/8/12	Director
James J. Byrnes		Director	James R. Hardie

/S/ Stephen S. Romaine	3/8/12	President and Chief	/S/ Carl E. Haynes	3/8/12	Director
Stephen S. Romaine		Executive Officer	Carl E. Haynes
Director

/S/ Thomas R. Salm	3/8/12	Vice Chairman, Director	/S/ Susan A. Henry	3/8/12	Director
Thomas R. Salm			Susan A. Henry

/S/ James W. Fulmer	3/8/12	Vice Chairman, Director	/S/ Patricia A. Johnson	3/8/12	Director
James W. Fulmer			Patricia A. Johnson

/S/ Francis M. Fetsko	3/8/12	Executive Vice President and	/S/ Sandra A. Parker	3/8/12	Director
Francis M. Fetsko		Chief Financial Officer	Sandra A. Parker
(Principal Financial Officer)
(Principal Accounting Officer)
/S/ John E. Alexander	3/8/12	Director	/S/ Thomas R. Rochon	3/8/12	Director
John E. Alexander			Thomas R. Rochon

/S/ Paul J. Battaglia	3/8/12	Director	/S/ Michael H. Spain	3/8/12	Director
Paul J. Battaglia			Michael H. Spain

/S/ Daniel J. Fessenden	3/8/12	Director	/S/ William D. Spain, Jr.	3/8/12	Director
Daniel J. Fessenden			William D. Spain, Jr.

/S/ Reeder D. Gates	3/8/12	Director	/S/ Craig Yunker	3/8/12	Director
Reeder D. Gates			Craig Yunker

(a)(3)	Exhibits

Item No.	Description

2.1
Agreement and Plan of Reorganization, dated as of March 14, 1995, among the Bank, the company and the Interim Bank incorporated herein by reference to Exhibit 2 to the Company’s Registration Statement on From 8-A (No. 0-38625), filed with the Commission on December 29, 1995, and amended by the Company’s From 8-A/A filed with the Commission of January 22, 1996.

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

4.0
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

4.5	Form of convertible Preferred Security Certificate of Tompkins capital Trust I (included as Exhibit D to the Exhibit 4.4)

4.6
Preferred Securities Guarantee Agreement, dated as of April 10, 2009, incorporated herein by reference to Exhibit 4.5 to the company’s Current Report on From 8-K, filed with the Commission on April 16, 2009.

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

10.22*	2009 Equity Plan, incorporated herein by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 (No. 333-160738) filed with the Commission on July 22, 2009.

10.23*	Supplemental Executive Retirement Agreement between Gregory J. Hartz and Tompkins Financial Corporation dated May 12, 2011 (filed herewith).

14.
Tompkins Trustco, Inc. Code of Ethics For Chief Executive Officer and Senior Financial Officers dated April 25, 2006, incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 15, 2007.

21.	Subsidiaries of Registrant, incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15, 2004.

23.	Consent of Independent Registered Public Accounting Firm (filed herewith)

24.	Power of Attorney, included on page 110 of this Report on Form 10-K.

31.1	Certification of the Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business reporting Language):  (i) Condensed Consolidated Statements of Condition as of December 31, 2011; (ii) condensed Consolidated Statements of Income as of December 31, 2011;  (iii) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2011;  (iv) condensed Consolidated Statements of Changes in shareholders’ Equity for year ending December 31, 2011; and (v) Notes to unaudited Condensed Consolidated Financial Statements.

**
Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

*	Management contracts and compensatory plans and arrangements required to be filed as Exhibits to this report on Form 10-K pursuant to Item 15 (c) of the Report.

**	Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.