Form 10-K/A
period 2011-12-31
TOMPKINS FINANCIAL CORP
filed 2012-04-30
CIK 1005817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Tompkins Financial Corporation (the “Company” or “Tompkins”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Original Form 10-K Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 9, 2012, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because the Company will not file a definitive proxy statement containing such information within 120 days after the end of its fiscal year ended December 31, 2011. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Form 10-K Filing has been amended and restated solely to include as exhibits new certifications by the Company's principal executive officer and principal financial officer.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Form 10-K Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K Filing and the Company’s other filings with the SEC.

Table of Contents

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance	4
Item 11.	Executive Compensation	11
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	33
Item 13.	Certain Relationships and Related Transactions, and Director Independence	37
Item 14.	Principal Accountant Fees and Services	37
PART IV

Item 15.	Index to Exhibits and Financial Statement Schedules	39

	Signatures and Certifications

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth each Tompkins director nominee and each continuing Tompkins director and includes such person's name, age, the year he or she first became a Tompkins director and whether he or she has been determined to be an independent director, as that term is defined in the listing standards of the NYSE Amex Company Guide. Biographies of the Tompkins director nominees follow the table. Unless otherwise indicated, all Tompkins directors have been employed in their current positions for at least five years.

Name	Age	Year First Elected Tompkins Director		Term to Expire	Independent(1)
Tompkins Board Nominees for Terms to Expire in 2013:
John E. Alexander	59	1993	(2)	2013	Yes
Paul J. Battaglia	60	2010		2013	Yes
James J. Byrnes	70	1989	(2)	2013	Yes
Daniel J. Fessenden	46	2009		2013	Yes
James W. Fulmer	60	2000		2013	No
Reeder D. Gates	66	1985	(2)	2013	Yes
James R. Hardie	69	2001		2013	No
Carl E. Haynes	66	1996	(3)	2013	Yes
Susan A. Henry	65	2010		2013	Yes
Patricia A. Johnson	56	2006		2013	Yes
Sandra A. Parker	63	2010		2013	Yes
Thomas R. Rochon	59	2009		2013	Yes
Stephen S. Romaine	47	2007		2013	No
Michael H. Spain	54	2000		2013	No
William D. Spain, Jr.	60	2000		2013	No
Craig Yunker	61	2000		2013	Yes
 ______________________________

(1) Independence has been determined in accordance with Section 803A of the listing standards of NYSE Amex Company Guide.

(2) Served as a director of Tompkins Trust Company, prior to the formation of Tompkins in 1995.
(3) Served as a director of Tompkins from 1996 until 2000, and was re-appointed on February 20, 2007.

  John E. Alexander has served as a director of Tompkins since 1995 and as a director of Tompkins Trust Company since 1993. Mr. Alexander was a principal stockholder and served as President and Chief Executive Officer of The CBORD Group, Inc. ("CBORD"), a computer software company which Mr. Alexander founded in 1975, until July 1, 2004. Mr. Alexander served as Chairman of the Board through February 2008. Prior to CBORD, Alexander was a Vice President in the Money Market Division of Bankers Trust Company. He currently serves on the board of the United Way of Tompkins County and the Food Bank of the Southern Tier, as well as serving as a Trustee Emeritus of Cornell University. We believe Mr. Alexander's qualifications to sit on our Board of Tompkins directors include his executive leadership and management experience, as well as the financial expertise he has brought to bear during nearly two decades of board service with our organization. Mr. Alexander has a long track record of community involvement in the Ithaca area, including the aforementioned service on the board of the United Way of Tompkins County and as Trustee Emeritus of Cornell University.

        Paul J. Battaglia has served as a director of Tompkins since May 2010 and was a director of AM&M Financial Services, Inc. from April-December 2010. He has served as a director for The Bank of Castile since January 2011. He became Chairman of the Tompkins Audit Committee in May 2011. Mr. Battaglia is a Managing Director of Freed Maxick & Battaglia, P.C., a public accounting firm headquartered in Western New York. As a managing director, Mr. Battaglia consults on various transactions, including mergers and acquisitions, design and implementation of financing plans, estate planning and business succession planning. Among his other professional qualifications, he is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Battaglia currently serves as a Commissioner of the Rochester Genesee Regional Transportation Authority. Mr. Battaglia has served as a director or volunteer for over thirty not-for-profit or educational organizations, and he is currently a member of the board of directors of Catholic Charities of Western New York and the Genesee Business Education Alliance. In 2010, Mr. Battaglia received the "Distinguished Citizen" award from the Boy Scouts of America (Iroquois Trail Council). We believe Mr. Battaglia's qualifications to sit on our board of directors include his thirty-seven years' experience with public and financial accounting matters for complex financial organizations. He has acquired a deep understanding of the Western New York business environment during his years of working with commercial clients in the region. We note that Mr. Battaglia has demonstrated significant involvement with local civic organizations through his years of service on the above-referenced boards of directors.

        James J. Byrnes served as Tompkins' Chief Executive Officer from its formation in 1995 until his retirement on December 31, 2006, and has served as the Chairman of the board of directors of Tompkins since its formation in 1995. He served as President of Tompkins Trust Company beginning in 1989 through 2002 and again in 2006. He serves as Chairman of the board of directors of Tompkins Trust Company, and as a Director of Mahopac National. He also serves as Chairman of the Board of New York Business Development Corporation. Prior to 1989, Mr. Byrnes was an officer with other banking companies. Mr. Byrnes has been involved as a director or volunteer with over twenty local not for profit and civic organizations. He is currently an instructor at Cornell University, where he also serves on numerous advisory boards, as well as on the Cornell University Council. In 2009, he and his wife were named "Volunteers of the Year" by the Tompkins County Society of Professional Development Officers. We believe Mr. Byrnes' qualifications to sit on our board of directors include his management experience of more than forty-five years in the banking industry, including aspects of domestic and international banking, his seventeen years as a successful CEO of our own company, leadership with many civic organizations in our market area, and his leadership as chair and director of state banking associations and the New York Business Development Corporation.

        Daniel J. Fessenden has served as a director of Tompkins since 2010 and was elected as a director of Tompkins Trust Company effective January 2009. Mr. Fessenden served as a member of the New York State Assembly from 1993 to 1999. He currently serves as the Executive Director of the Fred L. Emerson Foundation, a fourth generation family foundation located in Auburn, New York. From 2004 to 2006 he served as the founding Executive Director of the Cornell & Food Technology Park, Geneva, New York. Prior to 2004, Mr. Fessenden served as a key member of the government relations team for the Carrier Corporation, Syracuse, New York. Mr. Fessenden has been actively engaged with various business, civic and educational organizations throughout the Central New York region for more than 20 years. He currently serves on the Cornell University Council, in addition to several other civic and charitable commitments. We believe Mr. Fessenden's qualifications to sit on our board of directors include his extensive experience in government and public service (as well as executive experience in the private sector), his active engagement with civic organizations, and his deep connections to the Central New York business community.

        James W. Fulmer served as President of Tompkins from 2000 through 2006, as a Director of Tompkins since 2000, and as Vice Chairman of Tompkins since January 1, 2007. He serves as the Chairman, President and Chief Executive Officer of The Bank of Castile, a wholly-owned subsidiary of Tompkins, and has served in such capacity since 1988. Mr. Fulmer also serves as: a Director of Mahopac National Bank; Chairman of Tompkins Insurance Agencies; and Chairman of AM&M Financial Services, Inc. He served as the President and Chief Executive Officer of Letchworth Independent Bancshares Corporation from 1991 until its merger with Tompkins in 1999. In 2006, he was appointed to serve as a member of the board of director of the Federal Home Loan Bank of New York, effective January 2007. Mr. Fulmer is a past president of the Independent Bankers Association of New York State, and he also actively serves as a member of the board of directors of Erie and Niagara Insurance Association of Williamsville, the Cherry Valley Cooperative Insurance Company of Williamsville, the United Memorial Medical Center, the Genesee County Economic Development Center and WXXI Public Broadcasting Council. We believe Mr. Fulmer's qualifications to sit on our board of directors include his thirty-seven years of experience in the banking industry, including service as our Vice Chairman and as President and Chief Executive Officer of The Bank of Castile. Mr. Fulmer is also actively involved with the prominent Western New York community organizations described above.

        Reeder D. Gates has served as a director of Tompkins since 1995 and as a director of Tompkins Trust Company since 1985. Prior to his retirement in 2005, Mr. Gates was the President of R. D. Gates, Ltd., a company engaged in owning and operating community pharmacies, since January 1972. He was a consultant pharmacist to several not-for-profit organizations and educational institutions, such as Hospicare of Tompkins County, Cornell University, Ithaca College, Lakeside Nursing Home, and the George Junior Republic. Mr. Gates was also a member of the Urgent RX Program Committee, the Friends of Ithaca College, and a past president and board member of the Country Club of Ithaca. We believe Mr. Gates' qualifications to sit on our board of directors include his deep understanding of our people and our products that he has acquired over his twenty-six years of service on the board of Tompkins Trust Company, as well as his executive experience founding and leading his company.

        James R. Hardie has served as a director of Tompkins since 2001. Mr. Hardie has been Vice Chairman of the board of directors of Tompkins Insurance Agencies ("TIA"), a wholly-owned subsidiary of Tompkins, since August 1, 2002. He was President of Austin, Hardie, Wise Agency, Inc. from 1974 until January 1, 2001, when he became President, Chief Executive Officer and a director of TIA. Effective January 1, 2003, Mr. Hardie ceased serving as President and Chief Executive Officer of TIA. He continues to be employed by TIA as a producer. Mr. Hardie is the managing member of Bennington Farms, LLC, a property leasing company. His community service includes serving as a Director of the Wyoming County Hospital Foundation, as well as service on the Wyoming County Chamber Legislative Committee. We believe Mr. Hardie's qualifications to sit on our board of directors include his forty years of management experience in the insurance industry, including thirty years as chief executive officer, as well as his prior experience as a bank director before joining the Tompkins organization. In addition, Mr. Hardie has served in various capacities with numerous civic organizations throughout his career.

        Carl E. Haynes served as a director of Tompkins from 1996 until 2000 and was re-appointed on February 20, 2007. He has served as a director of Tompkins Trust Company since 1996. Dr. Haynes has been President of Tompkins Cortland Community College since 1995, and he served as Chairman of the board of directors of Cayuga Medical Center until May 2007. He also serves on the board of directors of the TC3 Foundation, Therm, Inc., CNY Regional Alliance, Cortland County Business Development Corporation, Cayuga-Cortland Workforce Investment Board, Tompkins County Area Development Corporation, Tompkins County Community Advisory Panel, Tompkins County Workforce Investment Board, among others. We believe Dr. Haynes' qualifications to sit on our board of directors include his nearly fifteen years of service as a bank director, as well as his executive experience leading a large, non-profit educational organization. Dr. Haynes has demonstrated civic leadership through service on the boards of many local charitable and business-related organizations.

        Susan A. Henry has served as a director of Tompkins since May 2010 and as a Director of Tompkins Trust Company since April 2010. Dr. Henry is the Ronald P. Lynch Dean emerita, College of Agriculture and Life Sciences, Cornell University, where she is a Professor of Molecular Biology and Genetics. Prior to her appointment at Cornell, Dr. Henry was Dean of Science of the Mellon College of Science at Carnegie Mellon University. Dr. Henry is a member of the board of directors of Seneca Foods Corporation, where she serves on the Compensation and Nominating Committee, and she is also a member of the board of directors of Agrium, Inc., where she serves on the Governance Committee, and as Chair of the Environmental Health and Safety Committee. We believe Dr. Henry's qualifications to sit on our board of directors include her extensive experience in the management and administration of a large non-profit organization, coupled with her experience serving on the boards of other publicly-traded companies.

        Patricia A. Johnson has served as a director of Tompkins since 2006, and as a director of Tompkins Trust Company since 2002. Ms Johnson began with Cornell University as the Assistant Treasurer in 1995 and has been Treasurer since March 1999. In 2007, Ms. Johnson was appointed Associate Vice President & Treasurer. Ms. Johnson currently serves as Treasurer of the Cornell Research Foundation and Cornell Club of New York and as Chair of the Finance Committee of the Tompkins Cortland Community College Foundation, serves on the finance committee of Planned Parenthood of the Southern Finger Lakes, and is a director of the Legacy Foundation, the Social Service League, and the Tompkins County Public Library Foundation, currently serving as the Chair of the Finance Committee. She was also a member of the NACUBO Accounting Principles Council and the Association for Financial Professionals. We believe Ms. Johnson's qualifications to sit on our board of directors include her accounting expertise and her ability to understand and evaluate Tompkins' complex financial operations, based in part on her prior work in the banking industry. Ms. Johnson has demonstrated civic leadership through service on the boards of many local charitable organizations.

        Sandra A. Parker has served as a director of Tompkins since May 2010 and as a director of The Bank of Castile since April 2010. Ms. Parker is the President and Chief Executive Officer of the Rochester Business Alliance, where she has served in various capacities since 2003. Previously, Ms. Parker was the President and Chief Executive Officer of the Industrial Management Council (Rochester, New York). She is a founder of Unshackle Upstate, and serves on the Committee to Save New York. Ms. Parker serves on numerous local boards of directors, including the Excellus Health Plan Regional board of directors, Monroe Community College Foundation, and the Center for Governmental Research, among others. Her extensive involvement with local civic organizations includes service on the boards of directors of the Rochester Area Community Foundation and the YMCA of Greater Rochester. We believe Ms. Parker's qualifications to sit on our board of directors include her extensive executive experiences, particularly in human resource management, coupled with her strong connections to the business community of Western New York and her involvement with the civic organizations noted above.

        Thomas R. Rochon has served as a director of Tompkins since 2009 and as a director of Tompkins Trust Company since January 2009. In July, 2008, Dr. Rochon was appointed President of Ithaca College. Prior to his appointment, he served from 2003 to July, 2008 as the Executive Vice President and Chief Academic Officer for the University of St. Thomas in Minnesota. Dr. Rochon also served as a Professor in St. Thomas's Political Science Department. From 2000 to 2003, he was the Executive Director of the Graduate Record Examinations program at the Educational Testing Service (ETS). He is on the board of directors of New York Campus Compact, an association of colleges and universities committed to community service. We believe Dr. Rochon's qualifications to sit on our board of directors include his many years of management experience, including as the President of Ithaca College, as well as an understanding of the challenges faced by an organization which operates in a heavily regulated sector. Dr. Rochon is also actively involved with several local charitable organizations.

        Stephen S. Romaine was appointed to serve as a director of Tompkins on January 1, 2007. Pursuant to the management succession plan adopted by Tompkins' board of directors (the "Succession Plan"), Mr. Romaine was appointed President and Chief Executive Officer of Tompkins effective January 1, 2007. He had served as President and Chief Executive Officer of Mahopac National Bank from January 1, 2003 through December 31, 2006. Prior to this appointment, Mr. Romaine was Executive Vice President, Chief Financial Officer of Mahopac National Bank. Mr. Romaine currently serves on the boards of the New York Bankers Association, and on the Listed Company Council of the NYSE-Amex. His civic involvement includes service as a member of the board of directors of the Food Bank of the Southern Tier, the TC3 Foundation, and the Friends of Ithaca College. We believe Mr. Romaine's qualifications to sit on our board of directors include his 24 years as an executive in the financial services industry, including his current position as President and Chief Executive Officer of Tompkins.

        Michael H. Spain has served as a director of Tompkins since 2000, and as a director of Mahopac National Bank since 1992. Mr. Spain owns and serves as the President of the Spain Agency, an insurance agency located in Mahopac, New York. Mr. Spain is also a General Partner in W. D. Spain & Sons, LLP, a family limited partnership that owns Tompkins common stock of Tompkins; President of Sleeping Indian, LLC, and Trail Property, Inc., real estate holding companies; and President of Wind River, LLC and Indian Paintbrush, LLC, companies engaged in real estate development, and President of Risk Mitigation Advisors, LLC, a company engaged in loss control risk management. Mr. Spain currently serves on the Westchester/Putnam United Way advisory board. He has demonstrated civic leadership through service on the boards of several charitable organizations in the Hudson Valley. We believe Mr. Spain's qualifications to sit on our board of directors include his extensive executive experience in the financial services industry and his involvement with the civic organizations noted above, along with nearly twenty years of service as a bank director.

        William D. Spain, Jr. has served as a director of Tompkins since 2000, as a director of Mahopac National Bank since 1991, and as Chairman of the board of directors of Mahopac National Bank since 2000. He has been the Managing Partner of Spain & Spain, PC, a law firm in Mahopac, New York, since 1983. Mr. Spain is also a General Partner in W. D. Spain & Sons, LLP, a family limited partnership that owns Tompkins common stock of Tompkins. Mr. Spain is a member of the Mahopac Volunteer Fire Department, among other community organizations. We believe Mr. Spain's qualifications to sit on our board of directors include his strong connections to the business community in and around the Hudson Valley, coupled with his nearly twenty years of service as a bank director. We also note Mr. Spain's involvement, through board service and in other capacities, with civic organizations in the Hudson Valley.

        Craig Yunker has served as a director of Tompkins since 2000 and as a director of The Bank of Castile since 1991. He is the Managing Member of CY Farms, LLC, CY Properties, LLC, CY Heifer Farm, LLC, and Batavia Turf, LLC, companies engaged in farming. Since 2001, he has served as a Trustee of Cornell University. Mr. Yunker is closely involved with the Western and Central New York business community, and he currently serves in leadership roles on both state and national agricultural organizations, including the New York State Agriculture Society, and the Farm Foundation Roundtable. We believe Mr. Yunker's qualifications to sit on our board of directors include his extensive executive experience, particularly in the agribusiness sector, and his corporate strategy acumen, along with nearly twenty years of service as a bank director.

        The names and ages of Tompkins' executive officers, including the Named Executive Officers identified in the Summary Compensation Table, their positions and offices held with Tompkins, their term of office and experience is set forth in Part I of the Original Form 10-K filing.

        The Tompkins Board currently maintains and appoints the members of the following five standing committees: Executive, Compensation, Audit/Examining, Nominating and Corporate Governance, and Pension Investment Review.

Tompkins Board of Directors: Committee Membership

Director	Executive	Compensation	Audit/ Examining	Nominating/Corporate Governance	Pension Investment Review
John E. Alexander	—	—	—	—	X
Paul J. Battaglia	X	—	Chair	—	—
James J. Byrnes	Chair	—	—	—	Chair
Daniel J. Fessenden	—	—	X	—	—
James W. Fulmer	X	—	—	—	—
Reeder D. Gates	—	—	—	X	—
Carl E. Haynes	—	—	—	X	—
Susan A. Henry	—	X	—	—	X
Patricia A. Johnson	—	—	X	—	—
Sandra A. Parker	—	X	—	—	—
Thomas R. Rochon	—	—	—	X	—
Stephen S. Romaine	X	—	—	—	X
Thomas R. Salm	X	X	—	Chair	—
Michael H. Spain	X	—	—	—	—
Craig Yunker	X	Chair	X	—	—

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Tompkins' Directors and officers, and persons who own more than 10% of Tompkins common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Tompkins' capital stock. Officers, Directors and greater than 10% stockholders are required by SEC regulation to furnish Tompkins with copies of all Section 16(a) forms they file.

        To Tompkins' knowledge, based upon on a review of the copies of such reports furnished to Tompkins and written representations that no other reports were required, during fiscal 2011 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were satisfied, except that directors Alexander, Battaglia, Fessenden, Haynes, Henry, Rochon, Salm, M. Spain, and Yunker each failed to timely report acquisitions of phantom stock pursuant to the Amended and Restated Retainer Plan for Eligible Directors of Tompkins Financial Corporation and its Wholly-Owned Subsidiaries on January 3, 2011, April 8, 2011 and July 8, 2011. Each of these acquisitions was reported on a Form 4 filed on October 11, 2011.

 Tompkins Corporate Governance Matters

Tompkins Stockholder Communications with Tompkins Directors

        Tompkins stockholders may communicate with Tompkins' board of directors by writing to the following address: Board of Directors, Tompkins Financial Corporation, P.O. Box 460, Ithaca, New York 14851. Both the Chairman and Vice Chair, each of whom is an independent director of Tompkins, will review all correspondence and, if either of them determines that a communication should be reviewed by the full board of directors, it will be presented to the Board for its review and consideration.

Tompkins Code of Ethics

        Tompkins' board of directors has adopted the Tompkins Financial Corporation Code of Ethics for the Chief Executive Officer and Senior Financial Officer which applies to Tompkins' Chief Executive Officer and Chief Financial Officer. A copy of the Code of Ethics is available in the "Corporate Governance" section of Tompkins' website (www.tompkinsfinancial.com). Tompkins will post amendments to or waivers from the Code of Ethics for Chief Executive Officer and Senior Financial Officer at this location on its website.

Audit Committee

        The Tompkins board of directors has adopted a written charter for the Audit/Examining Committee (as used in this paragraph, the "Committee"). A copy of the Committee's charter is posted in the "Corporate Governance" section of Tompkins' website (www.tompkinsfinancial.com). The Committee met nine times during fiscal 2011. This Committee assists the Board in its general oversight of Tompkins' accounting and financial reporting, internal controls and audit functions, and is directly responsible for the appointment, compensation and oversight of the work of Tompkins' independent auditors. The responsibilities and activities of the Committee are described in greater detail in the "Report of the Audit/Examining Committee of the Board of Directors" included in this Amendment No. 1 to Form 10-K. The board of directors has determined that Paul J. Battaglia, Daniel J. Fessenden, and Patricia A. Johnson each qualify as an "audit committee financial expert" as defined in Item 407(d) of Regulation S-K and that each of the members of the Audit/Examining Committee satisfies the independence standards of Section 803A of the NYSE Amex Company Guide and Rule 10A-3 under the Exchange Act.

Nominating and Corporate Governance Committee

        The Tompkins board of directors has adopted a written charter for the Nominating and Corporate Governance Committee (as used in this paragraph and hereafter, the "Committee"). A copy of the Committee's charter is posted in the "Corporate Governance" section of Tompkins' website (www.tompkinsfinancial.com). The Committee met three times during the 2011 fiscal year. This Committee is responsible for assisting the Board in developing corporate governance policies and practices that comply with applicable laws and regulations, including NYSE Amex listing and corporate governance requirements, and the corporate governance requirements of the Sarbanes-Oxley Act of 2002.

        The Committee is also responsible for identifying, evaluating and recommending qualified candidates for election to the board of directors. The Committee will evaluate candidates who are identified by shareholders, by other members of the board of directors, and occasionally by members of Tompkins' leadership team, which is comprised of the company's executive officers. The same procedures are used to evaluate all candidates, regardless of the source of the recommendation. To be considered, each candidate must possess the following minimum qualifications and attributes: highest personal values, judgment and integrity; an ability to understand the regulatory and policy environment in which Tompkins conducts its business; a demonstrated, significant engagement in one of the market areas served by Tompkins, based on one or more of the following within such market area—professional/business relationships, residence, and involvement with civic, cultural or charitable organizations; and experience which demonstrates an ability to deal with the key business, financial and management challenges that face financial service companies. The Committee believes that such connections with one of Tompkins' local communities fosters ties between Tompkins and that community, and also allows the Director to better understand the banking and financial services needs of its local stakeholders.

        In identifying potential nominees, the Committee also considers whether a particular candidate adds to the overall diversity of the Tompkins Board. The Committee seeks nominees with a broad diversity of experience, professions, skills, geographic representation and backgrounds. The Tompkins Board believes that the backgrounds and qualifications of the directors, considered as a group, should comprise an array of experience, knowledge and abilities to allow the Board to most effectively carry out its responsibilities. Although the Committee does take diversity into account when evaluating a particular candidate, it is only one of several criteria used during the Committee's assessment process, and the Committee has not formalized its diversity practices into a written policy.

        While individual experiences and qualifications serve as a baseline for consideration, the Committee recognizes that the board of directors governs as a whole, and not as a collection of individuals. The effectiveness of the Board is not a function of the individual attributes of its members; rather, it depends on the overall chemistry of the Board. Therefore, the Committee assesses whether a particular candidate will be able to function within this broader context by evaluating his or her: ability to understand, and willingness to engage, the issues presented to the Board; ability to exercise prudence and judgment, but also decisiveness; and ability to effectively communicate his or her ideas to the other members of the Board. In the case of incumbent Directors, these assessments are made based on past experience with a particular Director and, in the case of first-time nominees, these issues are explored during the interview and vetting process described below.

        Once the Committee has determined its interest in a potential nominee, it begins discussions with him or her as to his or her willingness to serve on the Board and one of Tompkins' subsidiary boards and, for first-time nominees, an interview will be conducted. If the nominee is an incumbent Director, the Committee will consider prior Board performance and contributions as described above; in the case of a first-time nominee, the Committee will evaluate its discussions with the candidate, and the Committee may also seek to verify its preliminary assessment of the candidate by discussing his or her particular attributes with other appropriate parties who have had prior professional experiences with him or her. At the conclusion of this process, the Committee will recommend qualified candidates that best meet Tompkins' needs to the full Board, which then selects candidates to be nominated for election at the next annual meeting of stockholders. The Committee uses the same process for evaluating all candidates, whether recommended by stockholders, directors or management.

REPORT OF THE AUDIT/EXAMINING COMMITTEE OF THE BOARD OF DIRECTORS

        The information contained in this report shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that Tompkins specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.

        The Audit/Examining Committee is appointed by the board of directors to assist the Board in fulfilling its oversight responsibilities. The Audit/Examining Committee is composed of four non-employee Directors, and one alternate non-employee Director, all of whom are "independent directors" under Section 803(A) of the NYSE Amex Company Guide and Rule 10A-3 under the Exchange Act.

        The Audit/Examining Committee operates under a written charter approved by the board of directors. The Audit/Examining Committee's primary duties and responsibilities are: to oversee Tompkins' accounting and financial reporting process and the audit of Tompkins' financial statements and to monitor the integrity of Tompkins' financial statements; to monitor the independence and qualifications of Tompkins' independent auditor; monitor the performance of Tompkins' independent auditor and internal auditing department; provide an avenue of communication among Tompkins' independent auditor, management, the internal auditing department, and the board of directors; and to monitor compliance by Tompkins with legal and regulatory requirements. The Audit/Examining Committee is also directly responsible for the appointment and compensation of Tompkins' independent auditor.

        The Audit/Examining Committee met nine times during fiscal 2011 and reports to the board of directors on a quarterly basis. The Audit/Examining Committee schedules its meetings with a view to ensuring that it devotes appropriate attention to all of its tasks. The Audit/Examining Committee's meetings include, whenever appropriate, executive sessions with Tompkins' independent auditors and with Tompkins' internal auditors, in each case without the presence of Tompkins' management.

        The Audit/Examining Committee has the authority to conduct any investigation appropriate to fulfilling its responsibilities. It has direct access to the independent auditors and to any employee or officer of Tompkins it deems necessary. The Audit/Examining Committee has the ability to retain, at Tompkins' expense and at compensation it deems appropriate, special legal, accounting, or other consultants or experts it deems necessary in the performance of its duties.

        Management is responsible for Tompkins' internal controls and financial reporting process. Tompkins' independent registered public accounting firm, KPMG LLP ("KPMG"), is responsible for performing an independent audit of Tompkins' consolidated financial statements and an audit of Tompkins' internal control over financial reporting in accordance with auditing standards generally accepted in the United States of America and to issue reports thereon.

        In connection with its responsibilities, the Audit/Examining Committee met with management and with KPMG to review and discuss Tompkins' audited consolidated financial statements for the fiscal year ended December 31, 2011. The Audit/Examining Committee also discussed with KPMG the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees), as amended, as adopted by Public Company Accounting Oversight Board in Rule 3200T, received written disclosures and a letter from KPMG required by the applicable requirements of the Public Company Accounting Oversight Board relating to that firm's independence from Tompkins, and has discussed with KPMG its independence.

        Based upon the Audit/Examining Committee's discussions with management, Tompkins' internal auditor, and KPMG and the Audit/Examining Committee's review of the information described in the preceding paragraph, the Audit/Examining Committee recommended to the board of directors that Tompkins' audited consolidated financial statements for the fiscal year ended December 31, 2011, be included in Tompkins' Annual Report on Form 10-K for the year ended December 31, 2011, for filing with the SEC.

Members of the Audit/Examining Committee:

Paul Battaglia, Chair

Dan Fessenden

Patricia A. Johnson

Craig Yunker

Item 11: Executive Compensation.

Tompkins Director Compensation

        It is the general policy of the Tompkins Board that employee directors are not paid for their service on Tompkins' board of directors beyond their regular employee compensation.

2011 Tompkins Director Compensation

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3)	All Other Compensation		Total
	($)	($)		($)	($)	($)		($)
Alexander	—	35,600						35,600
Battaglia	14,200	23,750						37,950
Byrnes	75,000	—						75,000
Fessenden	12,150	27,200						39,350
Gates	—	—			43,750			43,750
Hardie	18,000	—				20,800	(4)	38,800
Haynes	25,150	14,100						39,250
Henry	—	34,500						34,500
Johnson	35,600	—						35,600
Parker	35,200	—						35,200
Rochon	—	34,450						34,450
Salm	24,000	23,500						47,500
Spain, M.	13,500	18,000						31,150
Spain, Wm.	31,500	—						31,150
Yunker	—	42,200						42,200
___________________________
(1) Amounts disclosed for certain directors include cash compensation for service on subsidiary boards. For a more detailed discussion of such fees, see "Tompkins Subsidiary Board Service Compensation" below.

(2) The stock awards disclosed here were earned by the directors and deferred under Tompkins' Amended and Restated Plan for Eligible Directors of Tompkins Financial Corporation and Wholly-Owned Subsidiaries (the "Retainer Plan"). The stock awards under the Retainer Plan are discussed in more detail below under the heading "Timing and Manner of Payment of Tompkins Director Compensation." The aggregate number of stock awards outstanding at fiscal year end was 59,195 shares. Dividends paid on the stock are reinvested pursuant to Tompkins' Dividend Reinvestment and Stock Purchase and Sale Plan.

(3) Reflects nonqualified deferred compensation earnings paid into the Tompkins Trust Company Deferred Compensation Plan, for service on the Tompkins Trust Company board.

(4) Represents compensation for Mr. Hardie's service as a producer for Tompkins Insurance Agencies.

        Effective January 1, 2011, Tompkins' non-employee directors were compensated for service on Tompkins' board of directors as follows. An annual $13,000 retainer payable in quarterly installments of $3,250 each was paid at the beginning of each quarter to Tompkins' non-employee directors. In addition, non-employee directors received $1,250 for each of the four regularly-scheduled Board meetings the director attended, as well as $750 for each Audit/Examining, Compensation, Nominating and Corporate Governance Committee meeting attended and $400 for each Pension Investment Review Committee meeting attended. The Chair of the Audit/Examining, Compensation and Nominating, and Corporate Governance Committees received an additional $4,000 annual fee paid in quarterly installments of $1,000. All non-employee directors fees paid for service on Tompkins' board of directors are paid in cash or, if a valid election was made by the director before director fees were paid pursuant to the Retainer Plan, as described below under "Timing and Manner of Payment of Tompkins Director Compensation." In addition to these fees, directors are eligible to receive options granted pursuant to Tompkins' 2009 Equity Plan, though none were issued to directors during fiscal 2011.

        In lieu of any meeting and/or committee fees or stipends, an annual retainer was paid to the individual serving in the office of Vice Chair of the Tompkins Financial Corporation and Tompkins Trust Company board of directors in the amount of $47,500 paid in quarterly installments of $11,875. The Vice Chair's fee was paid in cash and stock pursuant to the Retainer Plan, as described above under "Timing and Manner of Payment of Tompkins Director Compensation." In lieu of any meeting and/or committee fees or stipends, an annual retainer was paid to the individual serving in the office of Chairman of the Tompkins Financial Corporation and Tompkins Trust Company board of directors in the amount of $75,000 paid in quarterly installments of $18,750. The Chairman's fee was paid in cash.

Tompkins Subsidiary Board Service Compensation

        Any non-employee member of Tompkins' board of directors who also sits on the board of The Bank of Castile received an additional annual $14,200 Board Retainer Fee, paid in quarterly installments of $3,550. All non-employee Directors' fees were paid in cash, or if a valid election was made by the Director prior to January 1, 2011, deferred pursuant to (i) the Retainer Plan or (ii) pursuant to a Deferred Compensation Agreement.

        Any non-employee member of Tompkins' board of directors who also sits on the board of Mahopac National Bank received an additional annual fee of $18,000 paid in quarterly installments of $4,500 for service on the Mahopac National Bank's board of directors. All non-employee Directors' fees were paid in cash, or if a valid election was made by the Director prior to January 1, 2011, deferred pursuant to (i) the Retainer Plan or (ii) pursuant to a Deferred Compensation Agreement.

        Any non-employee member of Tompkins' board of directors who also sits on the board of Tompkins Trust Company received an additional annual $14,200 Board Retainer Fee paid in quarterly installments of $3,550. Committee Fees (Trust and Board Loan) of $400 per meeting attended (plus $1,000 annual fee paid in quarterly installments of $250 at the beginning of each quarter to Committee Chair) were paid to non-employee Directors in 2011. The aforementioned fees were be pro-rated as necessary for Directors completing less than a full year of service. All non-employee Directors' fees were paid in cash, or if a valid election was made by the Director prior to January 1, 2011, deferred pursuant to (i) the Retainer Plan or (ii) pursuant to a Deferred Compensation Agreement.

        The non-employee member of Tompkins' board of directors who also sits on the board of Tompkins Insurance is not compensated for such service.

Timing and Manner of Payment of Tompkins Director Compensation

        All retainer and meeting fees were paid quarterly by Tompkins, either in cash or, if a timely election was made by the Director, in Tompkins stock pursuant to the Retainer Plan. Non-employee Directors may also elect to receive compensation in deferred cash pursuant to a Deferred Compensation Agreement. If a Director elects to receive deferred stock compensation under the Retainer Plan, his or her fees are transferred to a Rabbi Trust. The trustee acquires shares of Tompkins' common stock pursuant to Tompkins' Dividend Reinvestment and Stock Purchase and Sale Plan. A Director has no rights in or to the shares of common stock held in the Rabbi Trust until distribution is made in accordance with the Retainer Plan. An aggregate of 6,942 shares of Tompkins common stock was acquired by the Rabbi Trust under the Retainer Plan in 2011 representing board and committee fees and retainers paid and expensed in 2011.

TOMPKINS' COMPENSATION DISCUSSION AND ANALYSIS

Overview

        It is the position of Tompkins' Compensation Committee and its board of directors that Tompkins has long operated within the spirit of the guidance provided by the Dodd-Frank Wall Street Reform and Consumer Protection Act and other recently enacted regulations. Tompkins management and its board of directors have been careful to avoid many of the risks of incentive programs, choosing to reward proven results on a discretionary basis as opposed to tying payments to any particular metric; therefore, not providing an individual or group the incentive to take unnecessary risk with respect to a customer, the organization or our shareholders. These efforts are supported by an effective risk management system and strong corporate governance.

        Tompkins has delegated to the Compensation Committee (the "Committee") the responsibility for determining or recommending to the full Board the compensation of Tompkins' executive officers, including the executive officers identified in the Summary Compensation Table (the "Named Executive Officers").

        Tompkins has exhibited strong recent financial performance relative to its industry. In recognition of Tompkins' financial performance and the contributions made by the Named Executive Officers in 2010 - 2011 the following compensation actions were approved:

• Merit Increases.  Effective April 2011, most of Tompkins' executives received salary rate increases, including all of the Named Executive Officers.

• Bonuses.  In February 2011 and 2012, bonus awards (non-equity) were paid to many senior officers of Tompkins, including all of the Named Executive Officers.

•Long-Term Equity-Based Awards.  The Committee uses discretion in determining the frequency of awards and has generally considered awards every 18 to 24 months. In August 2011, a number of executives received long-term equity-based awards. Among that group were the Named Executive Officers who each received stock-settled stock appreciation rights (SARs) and shares of restricted stock.

        These decisions as well as the Committee's process in making compensation recommendations are described below.

Tompkins' Compensation Philosophy and Objectives

        A goal of the Committee is to offer executive compensation that is fair and reasonable, consistent with Tompkins' size and the compensation practices of the financial services industry generally. Key objectives of the compensation package are to attract, develop, and retain high caliber executives who are capable of maximizing Tompkins' performance for the benefit of its stockholders. The Board and the Committee maintain full discretion over the components and payment of compensation in order to preserve the flexibility necessary to ensure its ability to act in Tompkins' best interests.

Tax and Accounting Considerations

        The accounting and tax treatment of compensation generally has not been a significant factor in determining the amounts of compensation for our executive officers. However, the Compensation Committee and management have considered the accounting and tax impact of various program designs to balance the potential cost to Tompkins with the benefit/value to the executive.

Tompkins' Compensation Committee and Process

Role of the Compensation Committee, Management, and Consultants

        The Committee is responsible for general oversight of personnel policies for Tompkins and its subsidiaries, including review and administration of: deferred compensation; retirement and supplemental executive retirement plans; long-term equity compensation; and executive compensation plans. The Committee makes determinations or recommends to the Board actions concerning the compensation of executive officers and Company compensation programs. Tasks outlined by the Compensation Committee Charter include, but are not limited to, the following: reviewing the competitiveness of Tompkins' compensation programs; reviewing and approving annual performance goals and objectives; and evaluating the Chief Executive Officer's and other executive officers' performance as it relates to these goals. The Committee supports the succession planning process in consultation with the Chief Executive Officer. The Committee also discusses and considers the results of the stockholders non-binding vote on say-on-pay. As permitted by law, the Committee may delegate all or a portion of its duties and responsibilities to a subcommittee of the Committee.

        Executive officers do not play a role in determining their own compensation decisions, but they are called on to make recommendations concerning those individuals that report to them. The Committee also has the authority to retain such outside counsel, experts, and other advisors as it determines appropriate to assist it in the full performance of its functions.

Process of Determining Tompkins' Named Executive Officer Compensation

        In furtherance of its objective to attract, develop and retain high caliber executives who are capable of maximizing Tompkins' performance for the benefit of its stockholders, the Committee periodically compares its compensation levels, practices, and financial performance to survey and publicly available data for a group of banking institutions of similar size, geographic market or structure.

        Toward that end, the Committee utilized information from the publicly filed proxy statements of the following companies when considering the compensation of its Chief Executive Officer and the other Named Executive Officers:

Arrow Financial Corporation

NBT Bancorp Inc.

Financial Institutions, Inc.

Park National Corporation

Alliance Financial Corporation

First Niagara Financial Group, Inc.

Hudson Valley Holding Corp.

Bryn Mawr Bank Corporation

        In addition to the selected group of banking institutions, the Committee utilized data from the 2010 Executive Compensation Review for banks and thrifts provided by SNL Financial. The list of companies that participated in the surveys contained in the review can be found in the appendix at the end of the Compensation Discussion and Analysis section.

        The Committee believes that a certain level of discretion is appropriate in determining the Named Executive Officers' compensation. Information from these comparative groups and compensation survey data is only one factor in the Committee's assessment of appropriate compensation levels, policies, and practices. The Committee does not have a formal policy of targeting a certain percentile of the market data or using market data to establish the mix of compensation (including the allocation between cash and non-cash compensation and short and long-term equity compensation). The Committee also does not have a formal policy regarding the relationship between compensation levels provided to the Chief Executive Officer and other Named Executive Officers.

        For fiscal 2011, the Committee considered a number of quantitative and qualitative performance factors to evaluate the performance of its executive officers, including its Chief Executive Officer. The 2010 annual performance factors were considered for the purpose of determining 2011 merit increases while the 2011 annual performance factors were used to determine executive bonuses earned for 2011 and paid in 2012. The factors considered for fiscal 2011 compensation were:

•Tompkins' net income as compared to Tompkins' internal targets (in thousands of dollars)

	Actual	Plan
2011	$35,419	$33,831	+4.7%
2010	$33,831	$34,345	-1.5%
•	Increases in earnings per share (diluted EPS)

2011	3.20	+2.89%
2010	3.11	+5.07%
•	Tompkins' return on assets (ROA), as ranked in the Federal Reserve Bank Holding Company Performance Report for its peer group

2011	1.07%	69th percentile
2010	1.06%	83rd percentile
    • Tompkins' total return as compared to KBW Regional Banking Index over the following time periods (Annual Equivalent)

	1 Year	5 Year	10 Year
TMP	(1.31)%	1.81%	6.29%
KBW	(6.46)%	(10.78)%	(2.03)%
   • Tompkins' return on equity (ROE), as ranked in the Federal Reserve Bank Holding Company Performance Report for its peer group

2011	12.02%	86th percentile
2010	12.72%	91st percentile

        The Committee believes that the total compensation provided to Tompkins' executive officers is competitive, particularly given Tompkins' relative performance, and that Tompkins' compensation practices for fiscal 2011 were appropriate.

Consideration of Say-on-Pay Results

        The Compensation Committee considered the results of Tompkins' 2011 advisory, non-binding "say-on-pay" proposal in connection with the discharge of its responsibilities. The result of this non-binding vote was that 79.16% of our stockholders voting on the "say-on-pay" proposal voted affirmatively to approve the compensation of our NEOs described in our proxy statement in 2011. The Compensation Committee considered this result, and did not implement significant changes to Tompkins' executive compensation program as a result of the stockholder advisory vote.

Components of Compensation

        The major components of Tompkins' executive officer compensation are: (i) base salary, (ii) annual bonus, (iii) long-term, equity-based awards, and (iv) retirement and other benefits.

        Base Salary.    Tompkins' base salary program is designed to recognize the roles and responsibilities of executive officers' positions and their performance in those roles. The Committee annually reviews the salaries of Tompkins' executives. When setting base salary levels for recommendation to the full Board, the Committee considers (a) competitive market conditions for executive compensation, (b) Tompkins' performance and (c) the individual's performance. Tompkins' performance is measured by Tompkins' strategic and financial performance in the fiscal year, with particular emphasis on earnings per share growth and return on stockholders' equity for the year. Although the Committee considers year-to-year changes in stock price in its evaluation of Company performance, the Committee does not emphasize this criterion because the Committee does not believe that short-term fluctuations in stock price necessarily reflect the underlying strength or future prospects of Tompkins. Individual performance is measured by the strategic and financial performance of the particular executive officer's operational responsibility in comparison to targeted performance criteria.

        Tompkins maintains a common anniversary date for the merit review process and related increases in compensation rates occur in April. Most of Tompkins' executives received salary rate increases at this time including all of the Named Executive Officers. Mr. Romaine's annual salary rate was increased to $457,000 representing an increase of 5.0%. Messrs. Fulmer, Fetsko, Hartz and Klein received annual salary rate increases to $296,400 (+4.0%), $254,800 (+4.0%), $230,800 (+3.5%), and $234,600 (+2.0%) respectively.

        Annual Bonus.    Tompkins chooses to pay annual cash bonuses in order to motivate executives to work effectively to achieve Tompkins' financial performance objectives and to reward them if objectives are met. The Board maintains full discretion on the payment of bonuses in order to preserve the flexibility necessary to ensure its ability to act in Tompkins' best interests. The Compensation Committee considers a number of quantitative and qualitative performance factors to evaluate the performance of its Named Executive Officers. These performance factors include, but are not limited to: (i) achievement of individual goals; (ii) contribution to business unit results; and (iii) contribution to corporate results measured by (a) Tompkins' net income as compared to Tompkins' internal targets, (b) increases in earnings per share of Tompkins' common stock for the latest 12 months, (c) Tompkins' return on assets, as ranked in the Federal Reserve Bank Holding Company Performance Report (Peer Group Percentile), (d) increases in Tompkins' stock price over 12 months, and (e) Tompkins' return on equity, as ranked in the Federal Reserve Bank Holding Company Performance Report (Peer Group percentile). In February 2012, bonus awards were paid to several executives of Tompkins, including all of the Named Executive Officers. These bonus awards were reflective of the performance of Tompkins in 2011. Mr. Romaine received a bonus of $175,000 and Messrs. Fulmer, Fetsko, Hartz, and Klein received $84,500, $70,950, $64,050, and $57,000 respectively.

        Long-Term, Equity-Based Awards.    Tompkins chooses to award equity-based compensation in the form of Stock Options, Stock-Settled Stock Appreciation Rights and Restricted Stock because such grants (1) align executive interests with stockholder interests by creating a direct link between compensation and stockholder return, (2) give executives a significant, long-term interest in Tompkins' success and (3) help retain key executives in a competitive market for executive talent. While the Committee recognizes that the executives of Tompkins can exert very little influence on short-term fluctuations in stock price, the Committee does believe that long-term stock price appreciation reflects achievement of strategic goals and objectives. Equity awards are based on the performance of the individual executive and his or her anticipated contribution to the achievement of Tompkins' strategic goals and objectives. The Committee has traditionally authorized grants vesting over five or more years to encourage retention of executives. This practice means that at any time there are a significant number of shares granted that are not vested and therefore not exercisable.

        In 2009, the stockholders approved the Tompkins Financial Corporation 2009 Equity Plan which replaced Tompkins' 2001 Plan. This plan gives Tompkins more flexibility in the types of equity grants available to better and more efficiently align executive and stockholder interests. A total of 820,000 shares were reserved under the 2009 plan, of which 392,595 have been issued as of the date of this Amendment No. 1 to Form 10-K. In addition, executives may receive Tompkins common stock through the profit sharing component of the Tompkins Financial Corporation Employee Stock Ownership Plan. For a more detailed discussion of the profit sharing component, and other deferred compensation and retirement plans, please see the text accompanying the tables following this section.

        The Committee uses discretion in determining the frequency and level of awards. Generally, the Committee will consider market data, Tompkins' financial performance, and individuals' performance before deciding whether an award should be made and the number of shares to be granted. The Committee is careful to grant equity-based compensation only at times when participants are not in possession of material non-public information. In August 2011, a number of executives received long-term equity-based awards. Among that group were the Named Executive Officers who each received stock-settled stock appreciation rights (SARs) and shares of restricted stock. Stock-settled SARs are a right to receive compensation in shares of Tompkins common stock equal to the difference between "grant price" and the fair market value of our common stock at the time the right is exercised. Mr. Romaine received stock settled SARs for 10,500 shares and 3,300 shares of restricted stock, and Messrs. Fulmer, Fetsko, Hartz, and Klein each received stock settled SARs for 5,250 shares and 1,650 shares of restricted stock. More information about the terms and conditions of these grants is available in the "Long-Term Equity-Based Award" tables.

Retirement and Other Benefits.

        Retirement Plans.    Tompkins maintains several retirement programs that are designed to assist Company employees with their long-term retirement planning. Substantially all Company employees, including the Named Executive Officers, are eligible to participate in the Investment Stock Ownership (401(k)) Plan and the Tompkins Employee Stock Ownership Plan. The Committee believes that, in addition to providing retirement income, these plans have the added benefit of tying compensation to Tompkins' stock performance. Tompkins also maintains defined contribution and defined benefit pension plans.

        Named Executive Officers may also participate in a non-qualified deferred compensation plan and Messrs. Romaine, Fulmer, Fetsko, Hartz and Klein are parties to Supplemental Executive Retirement Plan (SERP) Agreements with Tompkins. These plans provide retirement income that may be limited in the qualified plans due to IRS limitations or are intended to provide additional retirement benefits. The Committee believes that the plans and the level of benefits that are provided are appropriate to promote retention and to recognize and reward long-term service to Tompkins.

        For more information regarding these plans, please refer to the narrative accompanying the "Pension Benefit" and "2011 Non-Qualified Deferred Compensation" tables on pages 24 and 27, respectively, in this Amendment No. 1 to Form 10-K. Information regarding SERP benefits is explained under "Potential Payments upon Termination or Change in Control."

        Life Insurance Benefits.    As a part of its comprehensive and competitive approach to compensation, Tompkins provides life insurance benefits to certain officers of Tompkins, with respect to which Tompkins has entered into life insurance contracts. These insurance contracts are carried at cash surrender value on Tompkins' consolidated statements of financial condition. Increases in the cash surrender value of the insurance are reflected as noninterest income, and the related mortality expense is recognized as other employee benefits expense, in Tompkins' consolidated statements of income.

Taxable amounts paid with respect to such life insurance on behalf of the Named Executive Officers are included as "All Other Compensation" in the Summary Compensation Table.

        Post-Retirement Life Insurance and Medical Insurance.    Tompkins offers post-retirement life insurance coverage to employees who have worked for Tompkins for 10 or more years and who retire at or after age 55. All of the Named Executive Officers are entitled to receive life insurance coverage under this policy.

        Additionally, Tompkins Trust Company offered post-retirement medical coverage to certain employees. Retiree medical insurance subsidized by Tompkins has been eliminated for new hires after December 31, 2004. The current Tompkins Trust Company retirees and active eligible employees (at least 55 years of age and 10 years of service as of December 31, 2004) are a "grandfathered group" and as such continue to receive a portion of the premium cost of their retiree medical insurance from Tompkins. There is currently a $3,000 annual cap on the employer payments. None of the Named Executive Officers are part of the "grandfathered group" eligible to receive these premium contributions in retirement.

        Perquisites.    Perquisites for the Named Executive Officers are limited to personal use of a Tompkins-owned vehicle.

        Termination of Employment and Change-in-Control Arrangements.    Tompkins does not have employment contracts with the Named Executive Officers. However, Tompkins is obligated to provide certain payments to Messrs. Romaine, Fulmer, Fetsko, Hartz, and Klein upon termination as part of their Supplemental Executive Retirement Plan (SERP) Agreements. Some of these agreements contain severance provisions carried over from previous agreements with acquired companies. SERP payments due upon termination are explained under the "Potential Payments upon Termination or Change in Control" section of this Amendment No. 1 to Form 10-K.

Compensation Recovery Policies

        The Compensation Committee intends to formulate a compensation recovery policy once regulatory guidance is issued on this topic.

Compensation Committee Report

        The information contained in this report shall not be deemed to be "soliciting material" or "filed" or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that Tompkins specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.

        The Compensation Committee has reviewed and discussed with the management of Tompkins the "Compensation Discussion and Analysis." Based on the Compensation Committee's review and discussion, the Committee recommended to the Board that the "Compensation Discussion and Analysis" be included in Tompkins' joint proxy statement/prospectus filed under cover of Form S-4 on April 19, 2012, and in this Amendment No. 1 to Form 10-K.

Members of the Compensation Committee:

Craig Yunker, Chair

Susan A. Henry

Sandra A. Parker

Thomas R. Salm

Compensation Committee Interlocks and Insider Participation

        The members of Tompkins' Compensation Committee are identified above under "Compensation Committee Report." No member of the Compensation Committee was during fiscal 2011 or before an officer or employee of Tompkins or any of Tompkins' subsidiaries, or had any relationship requiring disclosure under "Transactions with Related Persons" in Item 13 of this Amendment No. 1 to Form 10-K. No executive officer of Tompkins has served on the board of Directors or compensation committee of any other entity one of whose executive officers served as a member of Tompkins' board of directors or the Compensation Committee during fiscal 2011.

2011 Summary Compensation Table

        The following table sets forth information concerning the total compensation earned by Tompkins' Chief Executive Officer and Chief Financial Officer and the three other most highly compensated executive officers of Tompkins in the fiscal year ended December 31, 2011. These five officers are referred to as the "Named Executive Officers" in this Amendment No. 1 to Form 10-K.

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards(3)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings(4)	All Other Compensation(5)	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Stephen S. Romaine	2011	451,923	175,000	127,083	97,276		637,170	75,614	1,564,066
President & CEO of	2010	444,596	165,000		0		242,604	43,076	895,276
Tompkins	2009	390,058	155,000		288,860		166,343	43,287	1,043,548
James W. Fulmer	2011	293,769	84,500	63,542	48,638		474,268	37,140	1,001,857
Vice Chair of the	2010	292,865	80,400		0		192,452	141,685	707,402
Company; Chairman,	2009	270,000	75,100		144,430		144,880	168,940	803,350
President & CEO of The Bank of Castile
Francis M. Fetsko	2011	252,538	70,950	63,542	48,638		272,595	30,895	739,158
Executive Vice	2010	250,546	68,000		0		106,813	31,685	457,044
President & CFO of	2009	225,054	67,450		144,430		68,726	29,957	535,617
Tompkins
Gregory J. Hartz	2011	229,000	64,050	63,542	48,638		441,513	37,837	884,580
President & CEO of	2010	228,808	61,500		0		34,097	27,570	351,975
Tompkins Trust	2009	211,635	61,300		144,430		24,205	28,959	470,529
Company
Gerald J. Klein, Jr	2011	233,538	57,000	63,542	48,638		327,823	41,517	772,058
President & CEO of	2010	235,481	57,600		0		135,294	30,473	458,848
Mahopac National	2009	213,058	59,050		144,430		100,461	26,510	543,509
Bank
______________________________

(1) These amounts represent cash awards for performance bonuses, including amounts of such bonuses deferred under the Tompkins Financial Corporation Deferred Compensation Plan for Selected Officers.
(2) We report restricted stock awards using the market close price on December 30, 2011, the last trading day of the reporting year.
(3) The Black Scholes value for the 2011 stock-settled SARs was $9.26 per share, and for the 2009 SARs was $13.13 per share. We report these equity awards using the aggregate grant date fair value in accordance with FASB ASC Topic 718.
(4) These values are based on the Tompkins Financial Corporation Retirement Plan and the Supplemental Executive Retirement Plan, and are composed entirely of the changes in pension value. The following assumptions were used by the retirement plan actuaries to calculate the Change in Pension Value from year-end 2010 to year-end 2011:

Discount Rate: Pension plan(s) 5.50% at 12/31/2010, 4.38% at 12/31/2011; SERP(s) 5.50% at 12/31/2010, 4.60% at 12/31/2011.

Retirement Plan Mortality: RP 2000

(5) Includes perquisites and other personal benefits or property, with an aggregate value equal to or greater than $10,000. Includes amounts matched on salary deferral pursuant to Company's Investment & Stock Ownership Plan, and amounts paid pursuant to the profit sharing portion of Tompkins' Investment & Stock Ownership Plan and Tompkins' Employee Stock Ownership Plan, and reflects value realized as a result of stock options exercised and taxable amounts of the applicable life insurance premiums paid on the Named Executive Officers' behalf by Tompkins.

       For Mr. Romaine the amounts were as follows: Profit Sharing paid from the Tompkins Financial Corporation Investment and Stock Ownership Plan—$31,205; company match on salary deferral to the 401k—$9,800; taxable amounts applicable to life insurance—$2,008; taxable compensation realized as a result of stock options exercised $32,396; personal use of company-owned vehicle—$205.

        For Mr. Fulmer the amounts were as follows: Profit Sharing paid from the Tompkins Financial Corporation Investment and Stock Ownership Plan—$21,600; company match on salary deferral to the 401k—$9,800; taxable amounts applicable to life insurance—$2,745; personal use of company-owned vehicle—$2,995.

        For Mr. Fetsko the amounts were as follows: Profit Sharing paid from the Tompkins Financial Corporation Investment and Stock Ownership Plan—$17,538; company match on salary deferral to the 401k—$9,800; taxable amounts applicable to life insurance—$581; personal use of company-owned vehicle—$2,976.

        For Mr. Hartz the amounts were as follows: Profit Sharing paid from the Tompkins Financial Corporation Investment and Stock Ownership Plan—$16,060; company match on salary deferral to the 401k—$9,160; taxable amounts applicable to life insurance—$544; personal use of company-owned vehicle—$2,073; $10,000 payment for interim leadership of Tompkins Financial Advisors.

       For Mr. Klein the amounts were as follows: Profit Sharing paid from the Tompkins Financial Corporation Investment and Stock Ownership Plan—$16,483; company match on salary deferral to the 401k—$9,342; taxable amounts applicable to life insurance—$1,050; taxable compensation realized as a result of stock options exercised $10,640; personal use of company-owned vehicle—$4,002.

Long-Term Equity-Based Awards

        Tompkins maintains the 2009 Equity Plan as a vehicle to encourage the continued employment of key employees of Tompkins and its subsidiaries, and to align their interests with those of Tompkins' stockholders by facilitating their ownership of a stock interest in Tompkins Financial Corporation. The Committee believes that an equity plan is in the best interests of Tompkins and its stockholders since it enhances Tompkins' ability to continue to attract and retain qualified Directors, officers and other key employees.

Option/Equity Grants in Fiscal 2011

Grants of Plan-Based Awards

Name	Grant date	All other stock awards; Number of shares of stock or units	All other option awards; Number of securities underlying options	Exercise or base price of the option awards ($/Sh)	Grant date fair value of stock and option awards
		(#)	(#)		($)
Stephen S. Romaine	08/19/2011		10,500	37.00	97,276
	08/19/2011	3,300			122,100
James W. Fulmer	08/19/2011		5,250	37.00	48,638
	08/19/2011	1,650			61,050
Francis M. Fetsko	08/19/2011		5,250	37.00	48,638
	08/19/2011	1,650			61,050
Gregory J. Hartz	08/19/2011		5,250	37.00	48,638
	08/19/2011	1,650			61,050
Gerald J. Klein, Jr	08/19/2011		5,250	37.00	48,638
	08/19/2011	1,650			61,050

        The 2009 Equity Plan allows awards at the discretion of the Committee and does not have threshold, target, or maximum amounts payable for performance; therefore, it is not an equity incentive plan as defined under ASC718 (formerly FAS 123).

Outstanding Equity Awards of Named Executive Officers

        The following table shows the aggregate number of unexercised options, stock appreciation rights, and unvested restricted stock awards outstanding as of December 31, 2011 for each of the Named Executive Officers.

2011 Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexcercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)
Stephen S. Romaine	0	10,500	—	$37.00	08/19/2021	3,300	127,083
	3,740	18,260	—	$41.71	09/17/2019
	0	57	—	$37.28	11/29/2017
	8,415	8,029	—	$37.28	11/29/2017
	7,368	4,328	—	$39.56	01/18/2017
	1,048	3,757	—	$39.56	01/18/2017
	4,114	0	—	$38.54	01/23/2016
	4,114	3,872	—	$38.54	01/23/2016
	7,718	0	—	$35.77	05/03/2014
	6,658	0	—	$35.77	05/03/2014
	8,785	0	—	$29.30	09/30/2012

Total	51,960	48,803				3,300	127,083

James W. Fulmer	0	5,250	—	$37.00	08/19/2021	1,650	63,542
	1,870	9,130	—	$41.71	09/17/2019
	4,499	2,379	—	$37.28	11/29/2017
	1,111	3,012	—	$37.28	11/29/2017
	4,114	0	—	$38.54	01/23/2016
	4,114	3,872	—	$38.54	01/23/2016
	2,130	0	—	$35.77	05/03/2014
	11,181	0	—	$35.77	05/03/2014

Total	29,019	23,643				1,650	63,542

Francis M. Fetsko	0	5,250	—	$37.00	08/19/2021	1,650	63,542
	1,870	9,130	—	$41.71	09/17/2019
	4,499	2,379	—	$37.28	11/29/2017
	1,111	3,012	—	$37.28	11/29/2017
	4,114	0	—	$38.54	01/23/2016
	4,114	3,872	—	$38.54	01/23/2016
	5,322	0	—	$35.77	05/03/2014
	6,658	0	—	$35.77	05/03/2014
	8,785	0	—	$29.30	09/30/2012

Total	36,473	23,643				1,650	63,542

Gregory J. Hartz	0	5,250	—	$37.00	08/19/2021	1,650	63,542
	1,870	9,130	—	$41.71	09/17/2019
	5,218	3,633	—	$37.28	11/29/2017
	393	1,757	—	$37.28	11/29/2017
	4,208	4,042	—	$39.56	01/18/2017
	4,114	1,936	—	$38.54	01/23/2016

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexcercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)
	2,996	0	—	$35.77	05/03/2014
	1,997	0	—	$35.69	09/16/2013

Total	20,796	25,748				1,650	63,542

Gerald J. Klein, Jr	0	5,250	—	$37.00	08/19/2021	1,650	63,542
	1,870	9,130	—	$41.71	09/17/2019
	5,610	3,953	—	$37.28	11/29/2017
	0	1,438	—	$37.28	11/29/2017
	231	77	—	$39.56	01/18/2017
	3,977	3,965	—	$39.56	01/18/2017
	4,937	2,323	—	$38.54	01/23/2016
	1,927	0	—	$35.77	05/03/2014
	5,262	0	—	$35.77	05/03/2014
	7,321	0	—	$29.30	09/30/2012

Total	31,135	26,136				1,650	63,542

___________________________
(1) Options reported in this column are vested and currently exercisable.

(2) Options granted with an expiration date of May 3, 2014 and Sept. 30, 2012, have 5 year vesting schedules with zero percent vesting in year one and 25% vesting at the end of each of years two, three, four, and five. Options granted with expiration dates of Jan. 18, 2017, Nov. 29, 2017, Jan. 23, 2016, Sept. 17, 2019 and August 19, 2021 all have a seven year vesting schedule with zero percent vesting in year one, 17% vesting in years 2 through 6 and 15% vesting in year seven.

(3) Restricted stock awards were granted on August 19, 2011, and carry a seven year vesting schedule with zero percent vesting in year one, 17% vesting in years 2 through 6 and 15% vesting in year seven.

(4) Market value for shares of stock that have not vested is calculated using the stock close price from Dec. 30, 2011.

Options Exercised and Value for Fiscal 2011

        The following table sets forth information concerning the exercise of options by each Named Executive Officer during fiscal 2011 and the potential value realized.

2011 Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
	(#)	($)	(#)	($)
Stephen S. Romaine	2,563	32,396	—	—
James W. Fulmer	0	0	—	—
Francis M. Fetsko	0	0	—	—
Gregory J. Hartz	0	0	—	—
Gerald J. Klein, Jr	1,000	10,640	—	—

Deferred Profit-Sharing Plan

        Tompkins maintains an Investment and Stock Ownership Plan (the "ISOP") that covers substantially all of the employees of Tompkins and its subsidiaries. The ISOP is a profit-sharing plan with a salary deferral arrangement meeting the requirements of Section 401(k) of the Internal Revenue Code of 1986, as amended. Pursuant to the ISOP, an employee may defer a portion of the employee's base pay, within limits specified in the ISOP. The ISOP further provides that Tompkins will match 100% of an employee's contribution up to 3% of the employee's base pay, and will match 50% of an employee's additional contribution to the ISOP that is greater than 3%, but not more than 5%, of the employee's base pay. In addition, the ISOP has an employer-funded profit sharing component. Profit sharing contributions are discretionary contributions determined by Tompkins' board of directors and are limited to a maximum amount as stipulated in the ISOP. The ISOP allows employees to elect to defer a portion of their profit sharing component (which deferral is not eligible for matching by Tompkins), or to receive cash. Amounts contributed by Tompkins for the accounts of the Named Executive Officers are included as "All Other Compensation" in the Summary Compensation Table and described in Note 4 to that table.

        Tompkins also maintains the Tompkins Financial Corporation Employee Stock Ownership Plan (the "ESOP"), which covers substantially all employees of Tompkins. The purpose of the ESOP is to permit Tompkins to make discretionary profit sharing contributions to employees in the form of shares of Tompkins common stock in order to facilitate stock ownership by employees. Contributions are determined by Tompkins' board of directors and are limited to a maximum amount as stipulated in the ESOP. Amounts accrued for the accounts of the Named Executive Officers are included as "All Other Compensation" in the Summary Compensation Table and described in Note 4 to that table.

Retirement Plans

        Tompkins has a defined benefit pension plan, called the Tompkins Financial Corporation Retirement Plan (the "Retirement Plan"), which covers substantially all employees of Tompkins employed prior to January 1, 2010. The retirement plan does not require or allow employee contributions. The assets of the Retirement Plan are held in a separate trust and administered by the Pension Investment Review Committee of the board of directors.

        The following table provides information with respect to each pension plan that provides for payments or other benefits at, following, or in connection with retirement. This includes a tax-qualified defined benefit plan and a supplemental executive retirement plan, but it does not include defined contribution plans (whether tax-qualified or not).

Pension Benefits

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit	Payments During the Last Fiscal Year
Stephen S. Romaine	Tompkins Financial Corporation Retirement Plan	11.00	$214,041	$—
	Tompkins Financial Corporation Supplemental Executive Retirement Plan	17.83	$1,261,139	$—

	Total		$1,475,180	$—
James W. Fulmer	Tompkins Financial Corporation Retirement Plan	23.00	$410,586	$—
	Tompkins Financial Corporation Supplemental Executive Retirement Plan	34.58	$1,499,121	$—

	Total		$1,909,707	$—
Francis M. Fetsko	Tompkins Financial Corporation Retirement Plan	15.17	$454,509	$—
	Tompkins Financial Corporation Supplemental Executive Retirement Plan	15.25	$302,672	$—

	Total		$757,181	$—
Gregory J. Hartz	Tompkins Financial Corporation Retirement Plan	9.33	$178,405	$—
	Tompkins Financial Corporation Supplemental Executive Retirement Plan	9.42	$366,018	$—

	Total		$544,423	$—
Gerald J. Klein, Jr.	Tompkins Financial Corporation Retirement Plan	11.00	$227,309	$—
	Tompkins Financial Corporation Supplemental Executive Retirement Plan	16.75	$709,947	$—

	Total		$937,256	$—

        The Retirement Plan provides a monthly benefit payable at retirement. This benefit is determined by the accumulation of credits which are earned as the participant works for Tompkins. The credits earned for each plan year are based on the sum of the participant's age and years of service at the beginning of that plan year. When a participant terminates employment or retires, the credits earned for all plan years are summed and multiplied by the "Average Final Earnings" under the Plan, and the result is then converted into a monthly annuity. This type of plan is often referred to as a "pension equity plan."

        A participant's retirement benefit is fully vested upon the completion of three years of service. The Normal Retirement Age under the Plan is age 65. The accrued benefit is payable at this age; however, a reduced benefit may be payable as early as age 55.

        Benefits under the Retirement Plan are not subject to any reduction for Social Security benefits or other offset amounts. Benefits may be paid in certain alternative forms having actuarial equivalent values.

        On January 1, 2010, in order to more effectively control the volatility of plan expense, Tompkins closed the Tompkins Financial Retirement Plan to new employees and adopted the Tompkins Financial Corporation Defined Contribution Retirement Plan. The Plan provides a benefit contribution to participating employees based on age and length of service.

Potential Payments upon Termination or Change in Control

        In December 2005, Messrs. Fulmer, Romaine, Klein, and Fetsko, each a Named Executive Officer, entered into Supplemental Executive Retirement Agreements with Tompkins, which, among other things, replaced the SERP agreements and employment agreements that were previously in place with Mr. Fulmer, Mr. Klein and Mr. Romaine. Mr. Hartz entered in a Supplemental Executive Retirement Agreement with Tompkins effective May 2011. The December 2005 and May 2011 SERP agreements provide the covered executive officers with the following retirement, death, disability and change of control benefits:

•
Retirement Benefits.  Upon retirement, covered executive officers are eligible to receive payment of his or her annual retirement benefit amount, which is equal to 75% of the executive's earnings, less (a) the annual amount payable under any single life annuity provided under Tompkins' Retirement Plan and (b) any social security benefits. This benefit is also reduced by 5% for each year the Executive's service, as defined in the agreement, is less than 20 years. The retirement benefit is payable monthly until the executive officer's death and is subject to reduction depending upon the executive's age as of the date of benefit commencement prior to age 65. For purposes of this benefit, an executive officer's "earnings" will be the average of the executive officer's five highest calendar years of base salary.

• Death Benefits.  In the event of the covered executive officer's death (i) after retirement, his or her spouse will be paid (monthly) 50% of the executive officer's annual retirement benefit until the spouse's death, and (ii) prior to retirement, his or her spouse will be paid (monthly) 50% of the vested portion of the executive officer's annual retirement benefit until the spouse's death, provided the spouse survives until the executive officer's designated retirement age in the SERP agreement.

• Disability Benefits.  Upon a covered executive officer becoming disabled, he or she is entitled to payment of his or her retirement benefits commencing at the executive officer's designated retirement date in the SERP agreement, but with the assumption that the executive officer has completed 20 years of service and is 100% vested in the benefit under the SERP agreement as of the date of his or her disability. In the event of the executive officer's death after disability, the executive officer's spouse will be entitled to payment of the death benefits described above.

• Change of Control Benefits.  In the event of a change in control, the covered executive officer will be deemed to have completed twenty (20) years of service and will be 100% vested in the benefit under the SERP agreement. Covered executive officers could be entitled to certain severance benefits following a change of control of Tompkins (as defined in the SERP agreements). If, within three years following a change in control the executive officer is terminated, other than for cause or the executive officer's duties or compensation are significantly reduced and as a result the executive voluntarily resigns his or her employment, the executive officer is entitled for a period of three years to (a) payment of his or her base salary in effect immediately prior to the change in control, but subject to reduction by 20% to 100% depending on the executive's age at the time of his or her termination, (b) the executive's bonus and profit sharing compensation, which will be the average of the executive's bonus and profit sharing compensation earned for the two most recently completed fiscal years of Tompkins and (c) continuation of all welfare benefits that he or she was participating in immediately prior to the change in control.

Upon termination or a change in control of Tompkins, our Named Executive Officers are also entitled to certain rights with respect to their equity awards. As described below, these rights may include acceleration of vesting, or additional time periods in which to exercise a vested award.

        2001 Stock Option Plan.    Under the 2001 Stock Option Plan, all outstanding options become fully vested and immediately exercisable upon the change in control of Tompkins. In the event of an optionee's termination of employment without "cause," other than by reason of death, disability, or retirement, this plan provides that the optionee will have the right to exercise the vested portion of his unexercised options for up to 30 days following his termination date, as long as the option period does not otherwise expire during such 30-day period. In the event that the optionee retires from Tompkins or any of its subsidiaries on a scheduled retirement date, the optionee will have the right to exercise the vested portion of his unexercised options for up to 90 days following his retirement date, as long as the option period does not otherwise expire during such 90-day period. Upon the death of an optionee, any vested but unexercised options may be exercised within one (1) year after the date of the optionee's death, but only (i) by the optionee's estate or other legal representative, and (ii) prior to the expiration of the term of the option. If an optionee's employment is terminated because he has become permanently and totally disabled (as defined in Section 22(e)(3) of the Internal Revenue Code), the optionee will have the right to exercise the vested portion of his unexercised options for up to one (1) year following his termination date, as long as the option period does not otherwise expire during such one-year period. Finally, if an optionee is terminated for "cause," all of his outstanding options—whether or not exercisable—are terminated. Under the 2001 Stock Option Plan, "cause" is defined as the optionee's dishonesty, malfeasance, misfeasance or the commission of a criminal offense.

        2009 Equity Incentive Plan.    If Tompkins is not the surviving corporation following a change in control, and the acquirer does not assume the outstanding equity awards, or does not substitute equivalent equity awards, then all of the equity awards held by our Named Executive Officers will become immediately and fully exercisable and/or vested. In addition, the Tompkins board of directors may, in its sole discretion, provide for a cash payment to be made to all awardees under the 2009 Equity Plan for their outstanding awards, determined on the basis of the fair market value that would be received in the change in control by the holders of our common stock. However, any stock option intended to be an Incentive Stock Option under Section 422 of the Internal Revenue Code will be adjusted in a manner to preserve such status. If an awardee'e employment is terminated without "cause" within twenty-four (24) months following a change in control, and Tompkins is the surviving corporation following such change in control, or if the acquirer assumes the outstanding equity awards, or substitutes equivalent equity awards, then all of the equity awards held by our Named Executive Officers will become immediately and fully exercisable and/or vest upon such termination. In this case, the Named Executive Officer would have the right to exercise the vested portion of his unexercised awards for up to one (1) year following his termination date, as long as the award period does not otherwise expire during such one-year period. If an awardee'e employment is terminated for "cause" within twenty-four (24) months following a change in control, and Tompkins is the surviving corporation following such change in control, or if the acquiror assumes the outstanding equity awards, or substitutes equivalent equity awards, then any equity awards held by the Named Executive Officers will expire or be forfeited, and any rights under such awards will terminate immediately.

        For purposes of the 2009 Equity Plan, the term "cause" is defined to mean (a) gross negligence or gross neglect of duties; or (b) commission of a felony or of a gross misdemeanor involving moral turpitude in connection with the employee's employment with Tompkins; or (c) fraud, disloyalty, dishonesty or willful violation of any law or significant Company policy committed in connection with the employee's employment; or (d) issuance of an order for removal of the employee by any agency which regulates the activities of Tompkins. Any determination of "Cause" under the plan is made by Tompkins' Compensation Committee in its sole discretion.

        Under the 2009 Equity Plan, unvested or unexercisable awards are forfeited or terminated upon an awardee's termination of employment. If the Named Executive Officer's employment is terminated for any reason other than death, disability, retirement or "cause," he would have the right to exercise the vested portion of his unexercised awards for up to three (3) months following his termination date, as long as the award period does not otherwise expire during such three-month period. Upon a termination for "cause," any equity awards (whether or not exercisable) will terminate immediately, and any unvested restricted stock awards will be forfeited. If a Named Executive Officer dies, any equity awards which are exercisable will continue to be exercisable at any time before the earlier of (i) one year following his death or (ii) the expiration date of the award. Similarly, if a Named Executive Officer's termination is due to disability or retirement, his equity awards which are exercisable will continue to be exercisable at any time before the earlier of (i) one year following his termination of employment or (ii) the expiration date of the award. However, a stock option which is intended to qualify as an Incentive Stock Option will only be treated as such to the extent it complies with the requirements of Section 422 of the Internal Revenue Code.

        In addition, the SERP agreements with Messrs. Fulmer, Klein and Romaine provide that in the event the executive officer's employment is terminated without cause (other than upon a change of control, death or disability), then the executive officer is entitled to (a) payment of his or her base salary in effect immediately prior to the executive officer's termination of employment and (b) participate (but not required to) in Tompkins' welfare benefits. These severance benefits are payable for a period of 24 months to Mr. Fulmer and 12 months to Messrs. Klein and Romaine. At the discretion of the Compensation Committee Messers Fetsko and Hartz may be eligible for severance under a practice that has historically been used in connection with reductions in force. Under this practice Messers Fetsko and Hartz might receive 4 weeks salary plus an additional 2 weeks salary for each completed year of service. If severance were to be granted, Messers Fetsko and Hartz would also be eligible to participate in the company's welfare benefits for the period covered by their severance. This historical severance practice is not pursuant to any written plan, and there are no assurances that the Compensation Committee would elect to continue this practice in the future.

        Further, under the SERP agreements, in the event Messrs. Fulmer's, Romaine's, Klein's, Hartz's or Fetsko's employment is involuntarily terminated (other than for cause) at any time, or the executive voluntarily resigns after reaching age 55 and after completing 10 years of service, but prior to his designated retirement age in his SERP agreement, he will be entitled to payment of his retirement benefits on his designated retirement date, or, in the event of his death, his spouse will be entitled to payment of the death benefits described above.

        No benefits are payable under the SERP agreements if the covered executive officer's employment is terminated for cause, or he or she engages in competition with Tompkins. If the executive officer voluntarily terminates his or her employment before age 55 and completion of 10 years of service, other than because of death, disability or change of control, he or she will not be entitled to payment of any retirement benefits. The SERP agreements are not employment agreements and do not confer upon the covered executive officers any right to continued employment with Tompkins or any of its subsidiaries.

Potential Payments upon Change in Control as of December 31, 2011

Name	SERP Accumulated Annual Benefit prior to Change of Control	SERP Accumulated Annual Benefit after Change of Control	Increase in Benefit	Other Benefits Due to Change of Control(1)
	$	$	$
Stephen S. Romaine	203,231	227,922	24,691	$1,616,992 payable in year one; $659,621 payable for years 2 and 3.
James W. Fulmer	136,155	136,155	—	$848,776 payable in year one; $399,300 payable for years 2 and 3.
Francis M. Fetsko	48,230	63,252	15,022	$800,833 payable in year one; $351,357 payable for years 2 and 3.
Gregory J. Hartz	50,204	106,628	56,424	$850,297 payable in year one; $319,758 payable for years 2 and 3.
Gerald J. Klein, Jr.	87,023	103,908	16,885	$867,885 payable in year one; $322,404 payable for years 2 and 3.
________________________

(1)
If terminated, or duties or compensation of Named Executive Officer are significantly reduced due to Change of Control, Named Executive Officer receives for a period of three years continuation of compensation (base pay plus average of bonus and profit sharing compensation for last two years) as well as all current employee welfare benefits. Year one includes value of accelerated vesting of equity incentive awards, calculated as of December 31, 2011.

Deferred Compensation Plan for Selected Officers

        Tompkins maintains a nonqualified deferred compensation plan for a select group of officers, including the Named Executive Officers. This plan allows participating employees to defer receipt of all or a portion of bonuses and profit sharing payments otherwise payable to them until a future date. Amounts deferred under the deferred compensation plan on the part of the Named Executive Officers are included as "Bonus" or included in "Other Compensation" in the Summary Compensation Table.

        The bonuses listed in the Summary Compensation Table are reported for the year that they were "earned." The payment for said bonuses is made in the following year. If the Named Executive Officer elected to defer a bonus or profit sharing, the payment to the deferred compensation plan is the net amount after Social Security and Medicare are withheld.

2011 Non-Qualified Deferred Compensation

Name and Principal Position	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate withdrawals / Distributions	Aggregate Balance at Last FYE
	($)	($)	($)	($)	($)
Stephen S. Romaine	n/a	—	—	—	n/a
James W. Fulmer(1)	12,960	—	2,357	—	58,188
Francis M. Fetsko(2)	11,728	—	3,321	—	79,146
Gregory J. Hartz(3)	17,669	—	1,361	—	37,405
Gerald J. Klein, Jr	n/a	—	—	—	n/a
__________________________

(1) Mr. Fulmer has elected to defer his profit sharing payment, which is the amount included in the "Executive Contributions in the Last Fiscal Year." The aggregate balance includes deferrals since Mr. Fulmer's election to participate in the plan since 2006.
(2) Mr. Fetsko has elected to defer 15% of his bonus and profit sharing payment. The aggregate balance includes deferrals since Mr. Fetsko's election to participate in the plan in 2002.
(3) Mr. Hartz has elected to defer 25% of his bonus, which is the amount included in the "Executive Contributions in the Last Fiscal Year." The aggregate balance includes deferrals since Mr. Hartz's election to participate in the plan since 2008.

Appendix

(Participants in SNL Financial Compensation Review)

CEO Average Base Salary - All Banks and Thrifts $500 Million to $1 Billion (National)

1st Constitution Bancorp	Community Bank of South Florida, Inc.
1st Enterprise Bank	Community Bank Shares of Indiana, Inc.
1st Summit Bancorp of Johnstown, Inc.	Community Financial Corporation
Access National Corporation	Community National Bank
Adirondack Trust Company	Community Partners Bancorp
Alliance Bankshares Corporation	Community West Bancshares
American Bank Incorporated	Cortland Bancorp
American River Bankshares	Crescent Financial Bancshares, Inc.
AmeriServ Financial, Inc.	Croghan Bancshares, Inc.
ASB Bancorp, Inc.	CSB Bancorp, Inc.
Atlantic Coast Financial Corporation	DCB Financial Corp
Auburn National Bancorporation, Inc.	Dimeco, Inc.
Baker Boyer Bancorp	DNB Financial Corporation
Bank of Commerce Holdings	Eagle Financial Services, Inc.
Bank of Southside Virginia Corporation	Elmira Savings Bank
Bank of Utica	ENB Financial Corp
BCSB Bancorp, Inc.	Evans Bancorp, Inc.
Blackhawk Bancorp, Inc.	F & M Bank Corp.

BNCCORP, Inc.	Farmers & Merchants Bancorp, Inc.
BSB Bancorp, Inc.	Fauquier Bankshares, Inc.
C&F Financial Corporation	Fidelity Bancorp, Inc.
California United Bank	Fidelity D & D Bancorp, Inc.
Carolina Bank Holdings, Inc.	First Bancshares, Inc.
Carver Bancorp, Inc.	First Bankers Trustshares, Inc.
CB Financial Services, Inc.	First Capital Bancorp, Inc.
CCFNB Bancorp, Inc.	First Community Corporation
Central Bancorp, Inc.	First Internet Bancorp
Central Service Corporation	First Keystone Corporation
Central Valley Community Bancorp	First Manitowoc Bancorp, Inc.
Centrix Bank & Trust	First National Bank of Shelby
Chesapeake Financial Shares, Inc.	First National Corporation
Cheviot Financial Corp.	First Northern Community Bancorp
Chicopee Bancorp, Inc.	First Savings Financial Group, Inc.
Citizens Community Bancorp, Inc.	First South Bancorp, Inc.
Citizens Financial Services, Inc.	FNB Bancorp
Citizens Holding Company	FNB Bancorp, Inc.
Community Bancorp.	Foresight Financial Group, Inc.
Franklin Financial Services Corporation	Northway Financial, Inc.
Great Lakes Financial Resources, Inc.	NorthWest Indiana Bancorp
Greene County Bancorp, Inc. (MHC)	Northwestern Bancorp
Guaranty Federal Bancshares, Inc.	Norwood Financial Corp.
Hampden Bancorp, Inc.	Oak Valley Bancorp
Harleysville Savings Financial Corporation	Ocean Shore Holding Co.
Heartland BancCorp	Ohio Valley Banc Corp.
Heritage Oaks Bancorp	Old Line Bancshares, Inc.

High Point Bank Corporation	Old Point Financial Corporation
HMN Financial, Inc.	Oneida Financial Corp.
Home Bancorp, Inc.	Pacific City Financial Corporation
Honat Bancorp, Inc.	Pacific Financial Corporation
Independent Alliance Banks, Inc.	Pacific Premier Bancorp, Inc.
Indiana Community Bancorp	Parke Bancorp, Inc.
Intermountain Community Bancorp	Patriot National Bancorp, Inc.
Jeff Davis Bancshares, Inc.	Penns Woods Bancorp, Inc.
Jefferson Bancshares, Inc.	Penseco Financial Services Corporation
Kaiser Federal Financial Group, Inc.	Peoples Bancorporation, Inc.
Kentucky Bancshares, Inc.	Peoples Federal Bancshares, Inc.
Keweenaw Financial Corporation	Peoples Financial Corporation
Kish Bancorp, Inc.	Peoples Financial Services Corp.
Landmark Bancorp, Inc.	Premier Valley Bank
LCNB Corp.	Private Bank of California
Lyons Bancorp, Inc.	Prudential Bancorp, Inc. of Pennsylvania (MHC)
Magyar Bancorp, Inc. (MHC)	PSB Holdings, Inc.
Malaga Financial Corporation	PVF Capital Corp.
Malvern Federal Bancorp, Inc. (MHC)	QNB Corp.
Mid Penn Bancorp, Inc.	Riverview Bancorp, Inc.
Middlefield Banc Corp.	Rurban Financial Corp.
Monarch Financial Holdings, Inc.	Saehan Bancorp
MVB Financial Corp.	Salisbury Bancorp, Inc.
Naugatuck Valley Financial Corporation	Savannah Bancorp, Inc.
NB&T Financial Group, Inc.	Security Federal Corporation
New England Bancshares, Inc.	Severn Bancorp, Inc.
New Peoples Bankshares, Inc.	SI Financial Group, Inc.

North Valley Bancorp	Solvay Bank Corporation
Northeast Bancorp	Southern First Bancshares, Inc.
Southern Michigan Bancorp, Inc.
Southern Missouri Bancorp, Inc.
Southern National Bancorp of Virginia, Inc.
Stonegate Bank
Sunwest Bank
Sussex Bancorp
Teche Holding Company
TF Financial Corporation
Tidelands Bancshares, Inc.
Timberland Bancorp, Inc.
Tower Financial Corporation
Tri-County Financial Corporation
Tri-County Financial Group, Inc.
Two Rivers Financial Group, Inc.
Union Bankshares, Inc.
United Bancorp, Inc.
United Bancshares, Inc.
Unity Bancorp, Inc.
Uwharrie Capital Corp
Valley Financial Corporation
Virginia Heritage Bank
WashingtonFirst Bankshares, Inc.

CEO Total Compensation All Banks and Thrifts $500 Million to $1 Billion (New England region)

BSB Bancorp, Inc.	New England Bancshares, Inc.
Central Bancorp, Inc.	Northeast Bancorp
Centrix Bank & Trust	Northway Financial, Inc.
Chicopee Bancorp, Inc.	Patriot National Bancorp, Inc.
Community Bancorp.	Peoples Federal Bancshares, Inc.
Hampden Bancorp, Inc.	Salisbury Bancorp, Inc.
Katahdin Bankshares Corporation	SI Financial Group, Inc.
Naugatuck Valley Financial Corporation	Union Bankshares, Inc.

Appendix

(Participants in SNL Financial Compensation Review)

CEO Total Compensation All Banks and Thrifts $500 Million to $1 Billion (Mid Atlantic region)

1st Constitution Bancorp	Harleysville Savings Financial Corporation
1st Summit Bancorp of Johnstown, Inc.	Honat Bancorp, Inc.
Adirondack Trust Company	Kish Bancorp, Inc.
American Bank Incorporated	Lyons Bancorp, Inc.
AmeriServ Financial, Inc.	Magyar Bancorp, Inc. (MHC)
Bank of Utica	Malvern Federal Bancorp, Inc. (MHC)
BCSB Bancorp, Inc.	Mid Penn Bancorp, Inc.
Carver Bancorp, Inc.	Norwood Financial Corp.
CB Financial Services, Inc.	Ocean Shore Holding Co.
CCFNB Bancorp, Inc.	Old Line Bancshares, Inc.
Citizens Financial Services, Inc.	Oneida Financial Corp.
Community National Bank	Parke Bancorp, Inc.
Community Partners Bancorp	Penns Woods Bancorp, Inc.
Dimeco, Inc.	Penseco Financial Services Corporation
DNB Financial Corporation	Peoples Financial Services Corp.
Elmira Savings Bank	Prudential Bancorp, Inc. of Pennsylvania (MHC)

ENB Financial Corp	QNB Corp.
Evans Bancorp, Inc.	Severn Bancorp, Inc.
Fidelity Bancorp, Inc.	Solvay Bank Corporation
Fidelity D & D Bancorp, Inc.	Sussex Bancorp
First Keystone Corporation	TF Financial Corporation
FNB Bancorp, Inc.	Tri-County Financial Corporation
Franklin Financial Services Corporation	Unity Bancorp, Inc.
Greene County Bancorp, Inc. (MHC)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding stock-based compensation awards outstanding and available for future grant as of December 31, 2011 is presented in the table below.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding Securities reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	1,065,489	$37.78	509,405
Equity Compensation Plans Not Approved by Security Holders	0	0	0

SECURITY OWNERSHIP OF CERTAIN TOMPKINS BENEFICIAL OWNERS AND MANAGEMENT

        The following tables set forth certain information, as of April 7,  2012, with respect to the beneficial ownership of the Tompkins common stock by: (1) each stockholder known by Tompkins to be the beneficial owner of more than 5% of Tompkins' common stock; (2) each Tompkins Director and nominee; (3) each executive officer named in the Tompkins Summary Compensation Table; and (4) all Tompkins executive officers and Directors as a group. Except as otherwise indicated, each of the stockholders named below has sole voting and investment power with respect to the outstanding shares of Tompkins common stock beneficially owned.

	Tompkins Common Stock Ownership
Names	Phantom Stock Held in Deferred Trust(1)		Number of Shares Beneficially Owned(2)		Percent of Outstanding Shares(3)
Directors, Nominees and Executive Officers
John E. Alexander+,++	8,623		30,164	(4)	**
Paul J. Battaglia+,++	920		2,973	(5)	**
James J. Byrnes+,++			45,036		**
Daniel J. Fessenden+,++	1,481		916		**
Francis M. Fetsko*			47,284	(6)	**
James W. Fulmer*,+,++			121,817	(7)	1.06
Reeder D. Gates+,++	5,380		125,707	(8)	1.10
James R. Hardie+,++	1,463		69,668	(9)	**
Gregory J. Hartz*			29,451	(10)
Carl E. Haynes+,++	4,490		2,678		**
Susan A. Henry+,++	1,532		1,056		**
Patricia A. Johnson+,++	2,387		108		**
Gerald J. Klein, Jr.*			42,339	(11)	**
Sandra A. Parker+,++			200		**
Thomas R. Rochon+,++	2,404		233	(12)	**
Stephen S. Romaine*,+,++			67,157	(13)	**
Michael H. Spain+,++	3,458		470,080	(14)	4.11
William D. Spain, Jr.+,++	2,366		465,893	(15)	4.07
Craig Yunker+,++	5,734		12,8534		**
All Directors and executive officers as a group (23 persons)	40,238		1,212,241		10.40
Tompkins Trust Company in the fiduciary capacity indicated:
Executor, Trustee or Co-Trustee	785,790	(16)			6.87
Agent or Custodian	765,176	(16)			6.69
Trustee for the Tompkins Financial Employee Stock Ownership and Investment & Stock Ownership Plans	727,471	(17)			6.36

______________________________

*Named Executive Officer

+Currently a Director of Tompkins
++Director Nominee
**Less than 1 percent
(1)Each share of phantom stock is the economic equivalent of one share of common stock. Phantom stock represents deferred stock compensation under the Amended and Restated Retainer Plan for Eligible Directors of Tompkins Financial Corporation and its Wholly-Owned Subsidiaries (the "Retainer Plan"). These shares are held in a Rabbi Trust pending distribution upon the occurrence of certain events specified in the Plan. The reporting person has no voting or investment power over the shares prior to such distribution. The shares of Tompkins common stock held in deferred trust accounts for non-employee Directors are voted by Tompkins Trust Company, as trustee of the Rabbi Trust. For a more detailed discussion of the Retainer Plan, refer to "Timing and Manner of Payment of Company Board Compensation," page 12.
(2) The number of shares beneficially owned by each person or group as of April 7, 2012, includes shares of Tompkins common stock that such person or group had the right to acquire on or within 60 days after April 7, 2012, including, but not limited to, upon the exercise of options. References to options in these footnotes include only options to purchase shares that were exercisable on or within 60 days after April 7, 2012. For each individual and group included in the table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the 11,438,223 shares of Tompkins common stock outstanding and eligible to vote on April 7, 2012 plus the number of shares of Tompkins common stock that such person or group had the right to acquire on or within 60 days after April 7, 2012.

(3) The percentages listed in this column do not include shares acquired pursuant Retainer Plan.
(4) Includes 470 shares owned by Mr. Alexander's spouse.
(5) Includes 2,973 shares owned by Mr. Battaglia's spouse.
(6) Includes 4,550 shares held in Tompkins' Employee Stock Ownership and Investment & Stock Ownership Plans, and 1,650 restricted stock shares granted August 19, 2011 that have a seven year vesting schedule with zero percent vesting in year one, 17% vesting in years 2 through 6 and 15% vesting in year seven. Also includes 38,530 shares that Mr. Fetsko may acquire by exercise of options exercisable at April 7, 2012 or within 60 days thereafter.
(7) Includes 9,218 shares held in Tompkins' Employee Stock Ownership Plan, and 1,650 restricted stock shares granted August 19, 2011 that have a seven year vesting schedule with zero percent vesting in year one, 17% vesting in years 2 through 6 and 15% vesting in year seven. Also includes 25,597 shares owned by Mr. Fulmer's spouse, 467 shares held by Mr. Fulmer as Custodian for his son under the Uniform Transfers to Minors Act, and 31,076 shares that Mr. Fulmer may acquire by exercise of options exercisable at April 7, 2012 or within 60 days thereafter.
(8) Includes 3,201 shares owned by Mr. Gates' spouse.
(9) Includes 668 shares held in Tompkins' Employee Stock Ownership Plan.
(10) Includes 3,696 shares held in Tompkins' Employee Stock Ownership Plan, and 1,650 restricted stock shares granted August 19, 2011 that have a seven year vesting schedule with zero percent vesting in year one, 17% vesting in years 2 through 6 and 15% vesting in year seven. Also includes 44 shares held by Mr. Hartz's son, 15 shares held by each of his two daughters, and 23,227 shares that Mr. Hartz may acquire by exercise of options exercisable at April 7, 2012 or within 60 days thereafter.
(11) Includes 2,646 shares held in Tompkins' Employee Stock Ownership and Investment & Stock Ownership Plans, and 1,650 restricted stock shares granted August 19, 2011 that have a seven year vesting schedule with zero percent vesting in year one, 17% vesting in years 2 through 6 and 15% vesting in year seven. Also includes 33,771 shares that Mr. Klein may acquire by exercise of options exercisable at April 7, 2012 or within 60 days thereafter.
 (12) Includes 10 shares owned by Dr. Rochon's spouse as Custodian for each of their two sons (5 shares each).

(13) Includes 6,147 shares held in Tompkins' Employee Stock Ownership and Investment & Stock Ownership Plans, and 3,300 restricted stock shares granted August 19, 2011 that have a seven year vesting schedule with zero percent vesting in year one, 17% vesting in years 2 through 6 and 15% vesting in year seven. Also includes 56,822 shares that Mr. Romaine may acquire by exercise of options exercisable at April 7, 2012 or within 60 days thereafter.
(14) Includes 420,707 shares of Tompkins common stock held by W. D. Spain & Sons Limited Partnership, of which Mr. Michael Spain is a General Partner and shares voting and investment control. Mr. Spain disclaims beneficial ownership of all shares of Tompkins common stock owned by W. D. Spain & Sons Limited Partnership, except to the extent of 84,140 shares which represent his indirect pecuniary interest, through his ownership of 20% of W. D. Spain & Sons Limited Partnership.
(15) Includes 420,707 shares of Tompkins common stock held by W. D. Spain & Sons Limited Partnership, of which Mr. William Spain, Jr. is a General Partner and shares voting and investment control. Mr. Spain disclaims beneficial ownership of all shares of Tompkins common stock owned by W. D. Spain & Sons Limited Partnership, except to the extent of 84,140 shares which represent his indirect pecuniary interest, through his ownership of 20% of W. D. Spain & Sons Limited Partnership.
(16) As of April 7, 2012, Tompkins Trust Company (the "Trust Company"), which is a wholly-owned subsidiary of Tompkins, held 1,550,966 shares of Tompkins common stock of Tompkins, representing 13.56% of the outstanding shares of Tompkins common stock. Of such shares, 785,790 shares, or 6.87% of the outstanding shares, are held in a fiduciary capacity as executor, trustee or co-trustee. Where the Trust Company is sole executor or trustee, such shares, generally, will be voted only if the legal instrument provides for voting the stock at the direction of the donor or a beneficiary and such direction is in fact received. When acting in a co-fiduciary capacity, such shares will be voted by the co-fiduciary or fiduciaries in the same manner as if the co-fiduciary or fiduciaries were the sole fiduciary. In addition, 765,176 shares are held as agent or custodian with the voting power retained by the owner. Such shares represent 6.69% of the Tompkins common stock outstanding. Tompkins Trust Company's address is P.O. Box 460, Ithaca, New York 14851.
(17) The Trust Company is also Trustee of 727,471 shares identified in the above table, or 6.36% of the outstanding shares, that are held and administered by Prudential Investment Management Services, LLC, of which 571,719 shares, or 5.00% of the outstanding shares, are held by Tompkins' Employee Stock Ownership Plan and 155,752 shares, or 1.36% of the outstanding shares, are held by Tompkins' Investment & Stock Ownership Plan, for which all shares have been allocated to participant accounts. Individual plan participants are entitled to vote these shares, and as a result these shares are not voted by the Trustee.

        As of December 31, 2011, other than as listed in the Tompkins common stock ownership table above, no person was known by Tompkins to be the beneficial owner of more than 5% of the outstanding shares of Tompkins' common stock, except as follows:

Name and Address of Beneficial Owner	Shares of Tompkins common stock Beneficially Owned	Percent of Class
BlackRock, Inc. (formerly Barclays Global Investors, NA)(1) 40 East 52nd Street, New York, NY 10022	729,197	6.56%
______________________________

(1)
This information is based on a Schedule 13G filed by BlackRock, Inc. (formerly Barclays Global Investors, NA) on January 20, 2012. BlackRock Japan Co. Ltd., BlackRock Institutional Trust Company, N.A., BlackRock Fund Advisors, BlackRock Asset Management Canada Limited, BlackRock Asset Management Australia, BlackRock Advisors, LLC, BlackRock Investment Management, LLC, BlackRock Asset Management Ireland Limited, and BlackRock International Ltd. have sole voting power over all of the shares and sole dispositive power over all of the shares. These shares are held in trust accounts for the economic benefit of the beneficiaries of those accounts.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

        Certain directors and executive officers of Tompkins, members of their immediate families and companies or firms with which they are associated, were customers of, or had other transactions with, Tompkins or its wholly-owned subsidiaries in the ordinary course of business during fiscal 2011. Any and all loans and commitments to lend to such individuals were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Tompkins and did not involve more than the normal risk of collectability or present other unfavorable features. As of December 31, 2011, the balance of all such loans was $2,521,933. None of the loans outstanding to Directors or executive officers of Tompkins, or members of their immediate families or companies or firms with which they are associated, were nonperforming at December 31, 2011.

        The Board maintains a policy governing the procedures by which Tompkins and any of its subsidiaries may enter into transactions with related parties (the "Policy"). The Policy defines an "Interested Transaction" as any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) Tompkins or any if its subsidiaries is a participant, and (3) any Related Party has or will have a direct or indirect interest (other than solely as a result of being a director or beneficial owner of less than 10 percent of another entity). A "Related Party" is any (a) person who is or was an executive officer of Tompkins, Director of Tompkins or nominee for election as a Director of Tompkins, (b) greater than 5 percent beneficial owner of Tompkins' common stock, or (c) immediate family member of any of the foregoing. Tompkins' Nominating and Corporate Governance Committee is apprised of any potential Interested Transaction, and this Committee is charged with evaluating and approving, as appropriate, any such transactions. The Committee takes into account, among other factors it deems appropriate, whether the Interested Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the Related Party's interest in the transaction. In its implementation of the Policy, the Committee also has reviewed certain types of Interested Transactions and has established standing pre-approval for these types of transactions, subject in all cases to compliance with applicable regulations of the SEC, federal and state bank regulatory authorities, and other regulatory agencies.

The information called for with respect to director independence and committee membership is provided above under Item 10, under the captions “Directors, Executive Officers and Corporate Governance” and “Tompkins Board of Directors: Committee Membership” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

        The Audit/Examining Committee has appointed KPMG LLP ("KPMG") to continue as Tompkins' independent registered public accounting firm engaged for the purpose of auditing the consolidated financial statements of Tompkins for the fiscal year ending December 31, 2012. A representative of KPMG is expected to attend the Tompkins Meeting and will have an opportunity to make statements and respond to appropriate questions from stockholders.

Audit and Non-Audit Fees

        KPMG, a registered public accounting firm, is engaged as Tompkins' independent auditor. The following table sets forth the aggregate audit fees billed to Tompkins for the fiscal years ended December 31, 2011 and December 31, 2010 by KPMG. Crowe Horwath, LLP performed professional tax services for Tompkins for the fiscal years ended December 31, 2011 and December 31, 2010.

	2011 ($)	2010 ($)
Audit Fees:	366,500	366,500
Audit-Related Fees:	0	0
Tax Fees:	0	0
All Other Fees:	0	0

        Audit Fees:    These are fees for professional services rendered for the audit of Tompkins' consolidated annual financial statements and review of the consolidated financial statements included in Tompkins' periodic reports under the Exchange Act, and for services that would normally be provided by Tompkins' auditor in connection with statutory and regulatory filings or engagements for the periods covered. Audit Fees also include activities related to internal control reporting under Section 404 of the Sarbanes-Oxley Act.

        Audit-Related Fees:    No audit-related fees are disclosed in this Amendment No. 1 to Form 10-K because the fees billed in 2011 and 2010 for the audit of internal controls over financial reporting in accordance with the Public Company Accounting Oversight Board, including FDICIA reporting, are included in the chart above as "Audit Fees."

        Tax Fees:    These are fees for professional services rendered regarding tax compliance, tax advice or tax planning. More specifically, these include fees billed for tax return preparation, quarterly estimates, tax planning, and tax related research. No tax fees are disclosed in this Amendment No. 1 to Form 10-K because these services were not performed by KPMG.

        All Other Fees:    These are fees for all other products and services provided by Tompkins' principal independent auditor that do not fall within the previous categories. Tompkins' principal independent auditor, KPMG, did not perform any services other than financial audit services during fiscal 2011 nor 2010.

Audit/Examining Committee Pre-Approval Policy

        The Audit/Examining Committee pre-approves all audit services and permitted non-audit services (including the fees and terms of such services) to be provided to Tompkins by its independent auditor, other than non-audit services falling within the de minimis exception described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the Audit/Examining Committee prior to the completion of the audit. The Audit/Examining Committee may delegate to one or more designated members of the Audit/Examining Committee the authority to grant pre-approvals of audit services and permitted non-audit services, provided that decisions of such designated member(s) to pre-approve one or more such services shall be reported to the full Audit/Examining Committee at its next scheduled meeting.

        All audit and non-audit services provided by KPMG, the independent registered public accounting firm engaged for the purpose of auditing the consolidated financial statements of Tompkins for fiscal 2011and fiscal 2010, were pre-approved by Tompkins' Audit/Examining Committee.

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

See the Index to Exhibits for a list of exhibits filed as part of this Annual Report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOMPKINS FINANCIAL CORPORATION

By:	Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2012

Exhibit Index

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

10.23*
Supplemental Executive Retirement Agreement between Gregory J. Hartz and Tompkins Financial Corporation dated May 12, 2011, incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Commission on March 9, 2012.

14.
Tompkins Trustco, Inc. Code of Ethics For Chief Executive Officer and Senior Financial Officers dated April 25, 2006, incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on March 15, 2007.

21.	Subsidiaries of Registrant, incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15, 2004.

23.	Consent of Independent Registered Public Accounting Firm (filed with Original Form 10-K Filings).
24.	Power of Attorney, included on page 110 of the Original Form 10-K Filing.
31.1
 Certification of Chief Executive Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002  (filed herewith).

31.2
Certification of Chief Financial Officer Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002  (filed herewith).

31.3	Certification of the Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with Original Form 10-K Filing).

31.4	Certification of the Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with Original Form 10-K Filing).

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with Original Form 10-K Filing).

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with Original Form 10-K Filing).

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