Form 10-Q
period 2012-03-31
TOMPKINS FINANCIAL CORP
filed 2012-05-10
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒.

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date:

Class	Outstanding as of April 30, 2012
Common Stock, $0.10 par value	12,215,898 shares

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data) (Unaudited)	As of	As of
ASSETS	03/31/2012	12/31/2011

Cash and noninterest bearing balances due from banks	$102,163	$47,297
Interest bearing balances due from banks	1,154	2,170
Money market funds	0	100
Cash and Cash Equivalents	103,317	49,567

Trading securities, at fair value	18,766	19,598
Available-for-sale securities, at fair value	1,240,598	1,143,546
Held-to-maturity securities, fair value of $26,849 at March 31, 2012, and $27,255 at December 31, 2011	26,321	26,673
Loans and leases, net of unearned income and deferred costs and fees	1,977,569	1,981,849
Less: Allowance for loan and lease losses	26,948	27,593
Net Loans and Leases	1,950,621	1,954,256

Federal Home Loan Bank stock and Federal Reserve Bank stock	16,460	19,070
Bank premises and equipment, net	45,200	44,712
Corporate owned life insurance	43,473	43,044
Goodwill	44,653	43,898
Other intangible assets, net	3,916	4,096
Accrued interest and other assets	53,369	51,788
Total Assets	$3,546,694	$3,400,248

LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	1,524,978	1,356,870
Time	729,107	687,321
Noninterest bearing	605,351	616,373
Total Deposits	2,859,436	2,660,564

Federal funds purchased and securities sold under agreements to repurchase	169,456	169,090
Other borrowings, including certain amounts at fair value of $12,005 at March 31, 2012 and $12,093 at December 31, 2011	132,884	186,075
Trust preferred debentures	25,066	25,065
Other liabilities	53,885	60,311
Total Liabilities	$3,240,727	$3,101,105

EQUITY
Tompkins Financial Corporation shareholders’ equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 11,233,280 at March 31, 2012; and 11,159,466 at December 31, 2011	1,123	1,116
Additional paid-in capital	209,472	206,395
Retained earnings	100,251	96,445
Accumulated other comprehensive loss	(3,837)	(3,677)
Treasury stock, at cost – 93,433 shares at March 31, 2012, and 95,105 shares at December 31, 2011	(2,527)	(2,588)

Total Tompkins Financial Corporation Shareholders’ Equity	304,482	297,691
Noncontrolling interests	1,485	1,452
Total Equity	$305,967	$299,143
Total Liabilities and Equity	$3,546,694	$3,400,248

See notes to unaudited condensed consolidated financial statements

 TOMPKINS FINANCIAL CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
(In thousands, except per share data) (Unaudited)	03/31/2012	03/31/2011
INTEREST AND DIVIDEND INCOME
Loans	$25,303	$25,701
Due from banks	3	6
Federal funds sold	2	3
Trading securities	198	235
Available-for-sale securities	7,176	7,687
Held-to-maturity securities	225	365
Federal Home Loan Bank stock and Federal Reserve Bank stock	221	290
Total Interest and Dividend Income	33,128	34,287
INTEREST EXPENSE
Time certificates of deposits of $100,000 or more	734	849
Other deposits	2,027	2,625
Federal funds purchased and securities sold under agreements to repurchase	1,092	1,291
Trust preferred debentures	405	405
Other borrowings	1,429	1,575
Total Interest Expense	5,687	6,745
Net Interest Income	27,441	27,542
Less: Provision for loan and lease losses	1,125	1,910
Net Interest Income After Provision for Loan and Lease Losses	26,316	25,632
NONINTEREST INCOME
Investment services income	3,397	3,841
Insurance commissions and fees	3,638	3,374
Service charges on deposit accounts	1,785	1,984
Card services income	1,569	1,245
Mark-to-market loss on trading securities	(82)	(50)
Mark-to-market gain on liabilities held at fair value	88	174
Other income	1,264	1,829
Net gain on securities transactions	2	95
Total Noninterest Income	11,661	12,492
NONINTEREST EXPENSES
Salaries and wages	11,300	10,825
Pension and other employee benefits	4,299	4,031
Net occupancy expense of premises	1,805	1,894
Furniture and fixture expense	1,100	1,038
FDIC insurance	528	1,050
Amortization of intangible assets	133	170
Other operating expense	7,206	6,208
Total Noninterest Expenses	26,371	25,216
Income Before Income Tax Expense	11,606	12,908
Income Tax Expense	3,762	4,102
Net Income attributable to Noncontrolling Interests and Tompkins Financial Corporation	7,844	8,806
Less: Net income attributable to noncontrolling interests	33	33
Net Income Attributable to Tompkins Financial Corporation	$7,811	$8,773
Basic Earnings Per Share	$0.70	$0.80
Diluted Earnings Per Share	$0.70	$0.80

 See notes to unaudited condensed consolidated financial statements.

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(in thousands)	03/31/2012	03/31/2011
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$7,844	$8,806
Other comprehensive income (loss), net of tax:

Unrealized gain on available-for-sale securities:
Net unrealized holding gain on available-for-sale securities arising during the period (net of tax of $(305) in 2012 and $708 in 2011).	(459)	1,061

Reclassification adjustment for net realized gain on sale included in of available-for-sale securities (net of tax of $(1) in 2012 and $(38) in 2011).	(1)	(57)

Employee benefit plans:
Net retirement plan gain (net of tax of $200 for 2012 and $183 for 2011).	300	275

Other comprehensive (loss) income	(160)	1,279
Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	7,684	10,085
Less: Other comprehensive income attributable to noncontrolling interests	(33)	(33)
Total comprehensive income attributable to Tompkins Financial Corporation	$7,651	$10,052

 See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	03/31/2012	03/31/2011
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$7,811	$8,773
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,125	1,910
Depreciation and amortization of premises, equipment, and software	1,209	1,174
Amortization of intangible assets	133	170
Earnings from corporate owned life insurance	(426)	(411)
Net amortization on securities	2,700	1,968
Mark-to-market loss on trading securities	82	50
Mark-to-market gain on liabilities held at fair value	(88)	(174)
Net gain on securities transactions	(2)	(95)
Net gain on sale of loans	(100)	(164)
Proceeds from sale of loans	4,281	10,235
Loans originated for sale	(5,072)	(9,138)
Net gain on sale of bank premises and equipment	(6)	0
Stock-based compensation expense	377	323
Increase in accrued interest receivable	(618)	(171)
Decrease in accrued interest payable	(52)	(198)
Proceeds from maturities and payments of trading securities	738	942
Contribution to pension plan	(5,000)	(2,750)
Other, net	(1,340)	1,805
Net Cash Provided by Operating Activities	5,752	14,249
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	89,456	125,415
Proceeds from sales of available-for-sale securities	0	34,019
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	1,043	5,426
Purchases of available-for-sale securities	(189,958)	(169,518)
Purchases of held-to-maturity securities	(692)	(556)
Net decrease (increase) in loans	3,401	(6,626)
Net decrease in Federal Home Loan Bank stock and Federal Reserve Bank stock	2,610	4,410
Proceeds from sale of bank premises and equipment	18	29
Purchases of bank premises and equipment	(1,473)	(528)
Net cash used in acquisitions	(755)	0
Other, net	(550)	(671)
Net Cash Used in Investing Activities	(96,900)	(8,600)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	157,086	114,753
Net increase in time deposits	41,786	1,891
Net increase (decrease) in Federal funds purchases and securities sold under agreements to repurchase	366	(1,600)
Increase in other borrowings	0	13,780
Repayment of other borrowings	(53,103)	(117,445)
Cash dividends	(4,005)	(3,706)
Shares issued for dividend reinvestment plan	710	522
Shares issued for employee stock ownership plan	1,037	1,053
Net proceeds from exercise of stock options	966	569
Tax benefit from stock option exercises	55	(17)
Net Cash Provided by Financing Activities	144,898	9,800
Net Increase in Cash and Cash Equivalents	53,750	15,449
Cash and cash equivalents at beginning of period	49,567	49,665
Total Cash & Cash Equivalents at End of Period	103,317	65,114
Supplemental Information:
Cash paid during the year for - Interest	$5,739	$6,943
Cash paid during the year for - Taxes	4,252	57
Transfer of loans to other real estate owned	592	538

See notes to unaudited condensed consolidated financial statements.

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
		Additional		Other		Non-
(in thousands except share	Common	Paid-in	Retained	Comprehensive	Treasury	controlling
and per share data)	Stock	Capital	Earnings	(Loss) Income	Stock	Interests	Total
Balances at January 1, 2011	$1,093	$198,114	$76,446	$(1,260)	$(2,437)	$1,452	$273,408
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			8,773			33	8,806
Other comprehensive income				1,279			1,279
Total Comprehensive Income							10,085
Cash dividends ($0.34 per share)			(3,706)				(3,706)
Exercise of stock options and related tax benefit (16,155 shares, net)	2	550					552
Stock-based compensation expense		323					323
Shares issued for dividend reinvestment plan (12,751 shares, net)	1	521					522
Shares issued for employee stock ownership plan (25,139 shares)	3	1,050					1,053
Directors deferred compensation plan ((3,625) shares, net)		(114)			114		0
Forfeiture of restricted shares ((110) shares)
Balances at March 31, 2011	$1,099	$200,444	$81,513	$19	$(2,323)	$1,485	$282,237

Balances at January 1, 2012	$1,116	$206,395	$96,445	$(3,677)	$(2,588)	$1,452	$299,143
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			7,811			33	7,844
Other comprehensive (loss) income				(160)			(160)
Total Comprehensive Income							7,684
Cash dividends ($0.36 per share)			(4,005)				(4,005)
Exercise of stock options and related tax benefit (30,976 shares, net)	3	1,018					1,021
Stock-based compensation expense		377					377
Shares issued for dividend reinvestment plan (17,383 shares, net)	2	708					710
Shares issued for employee stock ownership plan (25,655 shares, net)	2	1,035					1,037
Directors deferred compensation plan (1,672) shares, net)		(61)			61		0
Forfeiture of restricted shares (200 shares)
Balances at March 31, 2012	$1,123	$209,472	$100,251	$(3,837)	$(2,527)	$1,485	$305,967

See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, insurance, and brokerage services. The Company’s subsidiaries include: three wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile, The Mahopac National Bank (“Mahopac National Bank”) and AM&M Financial Services, Inc., a wholly owned registered investment advisor (“AM&M”); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). AM&M and the trust division of the Trust Company provide a full array of investment services under the Tompkins Financial Advisors division, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (607) 273-3210. The Company’s common stock is traded on the NYSE-Amex under the Symbol “TMP.”

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes to the Company’s accounting policies from those presented in the 2011 Annual Report on Form 10-K. Refer to Note 3- “Accounting Standards Updates” of this Report for a discussion of recently issued accounting guidelines.

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

The Company has evaluated subsequent events for potential recognition and/or disclosure. Refer to Note 13 “Subsequent Events”.

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

 3. Accounting Standards Updates

ASU No. 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 became effective for the Company on January 1, 2012 and did not have a significant impact on the Company’s financial statements.

ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 became effective on January 1, 2012, and did not have a significant impact on the Company’s financial statements.

ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 became effective on January 1, 2012. With the adoption of ASU 2011-05, the Company’s consolidated financial statements now includes a separate condensed consolidated statements of comprehensive income.

ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment.” ASU 2011-08 amends Topic 350, “Intangibles-Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not necessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and did not have a significant impact on the Company’s financial statements.

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

ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011 and did not have a significant impact on the Company’s financial statements.

 4. Securities

Available-for-Sale Securities
The following table summarizes available-for-sale securities held by the Company at March 31, 2012:

	Available-for-Sale Securities
March 31, 2012	Amortized Cost1	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
U.S. Treasury securities	$2,014	$35	$0	$2,049
Obligations of U.S. Government sponsored entities	550,885	13,646	1,945	562,586
Obligations of U.S. states and political subdivisions	58,876	2,333	76	61,133
Mortgage-backed securities – residential, issued by
U.S. Government agencies	115,233	6,476	0	121,709
U.S. Government sponsored entities	463,975	17,375	40	481,310
Non-U.S. Government agencies or sponsored entities	5,651	58	89	5,620
U.S. corporate debt securities	5,015	154	0	5,169
Total debt securities	1,201,649	40,077	2,150	1,239,576
Equity securities	1,022	0	0	1,022
Total available-for-sale securities	$1,202,671	$40,077	$2,150	$1,240,598
1 Net of other-than-temporary impairment losses recognized in earnings.

 The following table summarizes available-for-sale securities held by the Company at December 31, 2011:

	Available-for-Sale Securities
December 31, 2011	Amortized Cost1	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
U.S. Treasury securities	$2,020	$50	$0	$2,070
Obligations of U.S. Government sponsored entities	408,958	13,663	31	422,590
Obligations of U.S. states and political subdivisions	56,939	2,722	8	59,653
Mortgage-backed securities – residential, issued by
U.S. Government agencies	123,426	6,347	0	129,773
U.S. Government sponsored entities	501,136	16,300	58	517,378
Non-U.S. Government agencies or sponsored entities	6,334	0	458	5,876
U.S. corporate debt securities	5,017	166	0	5,183
Total debt securities	1,103,830	39,248	555	1,142,523
Equity securities	1,023	0	0	1,023
Total available-for-sale securities	$1,104,853	$39,248	$555	$1,143,546
1 Net of other-than-temporary impairment losses recognized in earnings.

Held-to-Maturity Securities
The following table summarizes held-to-maturity securities held by the Company at March 31, 2012:

March 31, 2012	Held-to-Maturity Securities
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. states and political subdivisions	$26,321	$528	$0	$26,849
Total held-to-maturity debt securities	$26,321	$528	$0	$26,849

The following table summarizes held-to-maturity securities held by the Company at December 31, 2011:

December 31, 2011	Held-to-Maturity Securities
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. states and political subdivisions	$26,673	$582	$0	$27,255
Total held-to-maturity debt securities	$26,673	$582	$0	$27,255

Realized gains on available-for-sale securities were $2,000 and $209,000 in the quarters ending March 31, 2012 and 2011, respectively. Realized losses on available-for-sale securities were $0 and $114,000 in the quarters ending March 31, 2012 and 2011, respectively.

The following table summarizes available-for-sale securities that had unrealized losses at March 31, 2012:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$190,057	$1,945	$0	$0	$190,057	$1,945
Obligations of U.S. states and political subdivisions	4,330	76	0	0	4,330	76

Mortgage-backed securities – residential, issued by
U.S. Government sponsored entities	10,566	40	0	0	10,566	40
Non-U.S. Government agencies or sponsored entities	861	8	3,375	81	4,236	89
Total available-for-sale securities	$205,814	$2,069	$3,375	$81	$209,189	$2,150

There were no unrealized losses on held-to-maturity securities at March 31, 2012.

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2011:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$30,831	$31	$0	$0	$30,831	$31
Obligations of U.S. states and political subdivisions	1,083	8	0	0	1,083	8

Mortgage-backed securities – residential, issued by
U.S. Government sponsored entities	28,307	58	0	0	28,307	58
Non-U.S. Government agencies or sponsored entities	1,944	172	3,932	286	5,876	458
Total available-for-sale securities	$62,165	$269	$3,932	$286	$66,097	$555

There were no unrealized losses on held-to-maturity securities at December 31, 2011.

The gross unrealized losses reported at March 31, 2012 and December 31, 2011 for mortgage-backed securities-residential relate to investment securities issued by U.S. government sponsored entities such as Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, and U.S. government agencies such as Government National Mortgage

Association, and non U.S. Government agencies or sponsored entities. Total gross unrealized losses were primarily attributable to changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and generally not due to the credit quality of the investment securities.

The Company does not intend to sell the securities that are in an unrealized loss position and it is not more-likely-than not that the Company will be required to sell these available-for-sale investment securities, before recovery of their amortized cost basis, which may be at maturity. Accordingly, as of March 31, 2012, and December 31, 2011, management believes the unrealized losses detailed in the tables above are not other-than-temporary.

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

As of March 31, 2012, the Company held five mortgage backed securities, with a fair value of $5.6 million, that were not issued by U.S. Government agencies or U.S. Government sponsored entities. In 2009, the Company determined that three of these non-U.S. Government mortgage backed securities were other-than-temporarily impaired based on an analysis of the above factors for these three securities. As a result, the Company recorded other-than-temporary impairment charges of $2.0 million in 2009 on these investments. The credit loss component of $146,000 was recorded as other-than-temporary impairment losses in the consolidated statement of income, while the remaining non-credit portion of the impairment loss was recognized in other comprehensive income in the condensed consolidated statements of condition and changes in shareholders’ equity. In 2010 and 2011, the Company recorded an additional credit loss component of other-than-temporary charge of $34,000 and $65,000, respectively. The Company’s review of these securities as of March 31, 2012 determined that no additional impairment charges were necessary. As of March 31, 2012, the carrying value of these securities exceeded their fair value by $447,000. A continuation or worsening of current economic conditions may result in additional credit loss component of other-than-temporary impairment losses related to these investments.

The following table summarizes the roll-forward of credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment is recognized in other comprehensive income:

	Three Months Ended
(in thousands)	03/31/2012	03/31/2011
Credit losses at beginning of the period	$245	$180
Credit losses related to securities for which an other-than-temporary impairment was previously recognized	0	0
Ending balance of credit losses on debt securities held for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$245	$180

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

March 31, 2012

(in thousands)	Amortized Cost1	Fair Value
Available-for-sale securities:
Due in one year or less	$13,483	$13,695
Due after one year through five years	215,052	227,920
Due after five years through ten years	379,105	380,003
Due after ten years	9,150	9,319
Total	616,790	630,937
Mortgage-backed securities	584,859	608,639
Total available-for-sale debt securities	$1,201,649	$1,239,576
1 Net of other-than-temporary impairment losses recognized in earnings.

December 31, 2011

(in thousands)	Amortized Cost1	Fair Value
Available-for-sale securities:
Due in one year or less	$8,611	$8,722
Due after one year through five years	252,388	265,814
Due after five years through ten years	202,782	205,584
Due after ten years	9,153	9,376
Total	472,934	489,496
Mortgage-backed securities	630,896	653,027
Total available-for-sale debt securities	$1,103,830	$1,142,523
1 Net of other-than-temporary impairment losses recognized in earnings.

March 31, 2012
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$11,840	$11,855
Due after one year through five years	10,669	11,063
Due after five years through ten years	2,872	2,990
Due after ten years	940	941
Total held-to-maturity debt securities	$26,321	$26,849

December 31, 2011
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$11,905	$11,932
Due after one year through five years	10,808	11,234
Due after five years through ten years	3,004	3,133
Due after ten years	956	956
Total held-to-maturity debt securities	$26,673	$27,255

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock and non-marketable Federal Reserve Bank (“FRB”) stock, both of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLBNY stock is tied to the Company’s borrowing levels with the FHLBNY. Holdings of FHBLNY stock and FRB stock totaled $14.4 million and $2.1 million at March 31, 2012, respectively, and $17.0 million and $2.1 million at December 31, 2011, respectively. The FHLBNY continues to pay dividends and repurchase its stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY stock.

Trading Securities
The following summarizes trading securities, at estimated fair value, as of:

(in thousands)	03/31/2012	12/31/2011

Obligations of U.S. Government sponsored entities	$12,454	$12,693
Mortgage-backed securities – residential, issued by
U.S. Government sponsored entities	6,312	6,905
Total	$18,766	$19,598

The net loss on trading account securities, which reflects mark-to-market adjustments, totaled $82,000 for the three months ended March 31, 2012, and $50,000 for the three months ended March 31, 2011.

5. Loans and Leases
Loans and Leases at March 31, 2012, and December 31, 2011 were as follows:

(in thousands)	03/31/2012	12/31/2011
Commercial and industrial
Agriculture	$53,070	$67,566
Commercial and industrial other	410,563	417,128
Subtotal commercial and industrial	463,633	484,694
Commercial real estate
Construction	27,811	47,304
Agriculture	53,334	53,071
Commercial real estate other	690,524	665,859
Subtotal commercial real estate	771,669	766,234
Residential real estate
Home equity	157,405	161,278
Mortgages	517,824	500,034
Subtotal residential real estate	675,229	661,312
Consumer and other
Indirect	31,368	32,787
Consumer and other	30,371	30,961
Subtotal consumer and other	61,739	63,748
Leases	5,867	6,489
Total loans and leases	1,978,137	1,982,477
Less: unearned income and deferred costs and fees	(568)	(628)
Total loans and leases, net of unearned income and deferred costs and fees	$1,977,569	$1,981,849

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 5 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in these policies and guidelines. As such, these policies are reflective of new originations as well as those balances held at March 31, 2012. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

An age analysis of past due loans, segregated by class of loans, as of March 31, 2012 is provided below.

(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing	Nonaccrual
Commercial and industrial
Agriculture	$0	$0	$53,070	$53,070	$0	$37
Commercial and industrial other	556	854	409,153	410,563	28	7,255
Subtotal commercial and industrial	556	854	462,223	463,633	28	7,292
Commercial real estate
Construction	6	9,638	18,167	27,811	0	11,943
Agriculture	215	0	53,119	53,334	0	172
Commercial real estate other	6,704	9,498	674,322	690,524	1,202	12,079
Subtotal commercial real estate	6,925	19,136	745,608	771,669	1,202	24,194
Residential real estate
Home equity	840	1,254	155,311	157,405	322	1,243
Mortgages	3,095	4,781	509,948	517,824	0	5,507
Subtotal residential real estate	3,935	6,035	665,259	675,229	322	6,750
Consumer and other
Indirect	660	208	30,500	31,368	0	219
Consumer and other	0		30,371	30,371	0	0
Subtotal consumer and other	660	208	60,871	61,739	0	219
Leases	4	0	5,863	5,867	0	0
Total loans and leases	12,080	26,233	1,939,824	1,978,137	1,552	38,455
Less: unearned income and deferred costs and fees	0	0	0	(568)	0	0
Total loans and leases, net of unearned income and deferred costs and fees	$12,080	$26,233	$1,939,824	$1,977,569	$1,552	$38,455

An age analysis of past due loans, segregated by class of loans, as of December 31, 2011 is provided below.

(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing	Nonaccrual
Commercial and industrial
Agriculture	26	0	67,540	67,566	0	175
Commercial and industrial other	890	155	416,083	417,128	0	6,930
Subtotal commercial and industrial	916	155	483,623	484,694	0	7,105
Commercial real estate
Construction	102	7,761	39,441	47,304	0	12,958
Agriculture	186	211	52,674	53,071	0	346
Commercial real estate other	4,923	9,449	651,487	665,859	0	13,048
Subtotal commercial real estate	5,211	17,421	743,602	766,234	0	26,352
Residential real estate
Home equity	1,217	1,232	158,829	161,278	322	1,222
Mortgages	4,808	4,942	490,284	500,034	1,056	4,662
Subtotal residential real estate	6,025	6,174	649,113	661,312	1,378	5,884
Consumer and other
Indirect	1,009	228	31,550	32,787	2	237
Consumer and other	0	0	30,961	30,961	0	0
Subtotal consumer and other	1,009	228	62,511	63,748	2	237
Leases	10	0	6,479	6,489	0	10
Total loans and leases	13,171	23,978	1,945,328	1,982,477	1,380	39,588
Less: unearned income and deferred costs and fees	0	0	0	(628)	0	0
Total loans and leases, net of unearned income and deferred costs and fees	$13,171	$23,978	$1,945,328	$1,981,849	$1,380	$39,588

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. While management’s evaluation of the allowance as of March 31, 2012, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase the allowance.

The following tables detail activity in the allowance for loan and lease losses by portfolio segment for the three months ended March 31, 2012 and 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended March 31, 2012
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:

Beginning balance	$8,936	$12,662	$4,247	$1,709	$39	$27,593

Charge-offs	(252)	(969)	(409)	(259)	0	(1,889)
Recoveries	19	0	0	100	0	119
Provision	(433)	621	653	318	(34)	1,125
Ending Balance	$8,270	$12,314	$4,491	$1,868	$5	$26,948

Three months ended March 31, 2011
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:

Beginning balance	$7,824	$14,445	$3,526	$1,976	$61	$27,832

Charge-offs	(589)	(311)	(1,098)	(166)	0	(2,164)
Recoveries	327	41	1	88	0	457
Provision	1,132	(284)	1,380	(311)	(7)	1,910
Ending Balance	$8,694	$13,891	$3,809	$1,587	$54	$28,035

At March 31, 2012 and December 31, 2011, the allocation of the allowance for loan and lease losses summarized on the basis of the Company’s impairment methodology was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

March 31, 2012
Individually evaluated for impairment	$2,044	$494	$0	$0	$0	$2,538
Collectively evaluated for impairment	6,226	11,820	4,491	1,868	5	24,410
Ending balance	$8,270	$12,314	$4,491	$1,868	$5	$26,948

December 31, 2011
Individually evaluated for impairment	$2,863	$667	$0	$0	$0	$3,530
Collectively evaluated for impairment	6,073	11,995	4,247	1,709	39	24,063
Ending balance	$8,936	$12,662	$4,247	$1,709	$39	$27,593

The recorded investment in loans and leases summarized on the basis of the Company’s impairment methodology as of March 31, 2012 and December 31, 2011 was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

March 31, 2012
Individually evaluated for impairment	$6,309	$23,213	$426	$0	$0	$29,948
Collectively evaluated for impairment	457,323	748,457	674,803	61,739	5,867	1,948,189
Total	$463,633	$771,669	$675,229	$61,739	$5,867	$1,978,137

December 31, 2011
Individually evaluated for impairment	$10,161	$22,150	$445	$0	$0	$32,756
Collectively evaluated for impairment	474,533	744,084	660,867	63,748	6,489	1,949,721
Total	$484,694	$766,234	$661,312	$63,748	$6,489	$1,982,477

A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all loans restructured in a troubled debt restructuring (TDR). Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off. The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserves because of the amount of collateral support with respect to these loans, and previous charge-offs. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis.

Impaired loans are set forth in the tables below as of March 31, 2012 and December 31, 2011.

	03/31/2012			12/31/2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance

Commercial and industrial
Commercial and industrial other	$2,223	$2,663	$0	$2,489	$2,915	$0
Commercial real estate
Construction	8,004	13,613	0	9,018	14,628	0
Commercial real estate other	14,715	15,362	0	12,150	12,496	0
Residential real estate
Residential real estate other	426	426	0	445	445	0
Subtotal	$25,368	$32,064	$0	$24,102	$30,484	$0

With related allowance

Commercial and industrial
Commercial and industrial other	4,086	4,086	2,044	4,197	4,197	2,113
Commercial real estate
Construction	0	0	0	3,475	3,475	750
Commercial real estate other	494	494	494	982	982	667
Subtotal	$4,580	$4,580	$2,538	$8,654	$8,654	$3,530
Total	$29,948	$36,644	$2,538	$32,756	$39,138	$3,530

The average recorded investment and interes income recognized on impaired loans was as follows:

	03/31/2012		03/31/2011
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance

Commercial and industrial
Commercial and industrial other	2,143	0	3,441	0
Commercial real estate
Construction	9,207	0	0	0
Commercial real estate other	16,619	0	12,216	10
Residential real estate
Residential real estate other	407	0	0	0
Subtotal	$28,376	$0	$15,657	$10

With related allowance

Commercial and industrial
Commercial and industrial other	4,142	0	2,842	0
Commercial real estate
Construction	0	0	13,113	0
Commercial real estate other	493	0	4,535	0
Subtotal	$4,635	$0	$20,490	$0
Total	$33,011	$0	$36,147	$10

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties; the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension for the term of the loan, and granting a period when interest-only payments can be made with the principal payments made over the remaining term of the loan or at maturity. There were no loans modified as TDRs during the three months ended March 31, 2012.

A loan that was restructured as a TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms. During the three months ended March 31, 2012, there were no TDRs that had been restructured in the 12 months prior to March 31, 2012 that became 91 days past due.

The following tables present credit quality indicators (internal risk grade) by class of commercial and industrial loans and commercial real estate loans as of March 31, 2012 and December 31, 2011.

March 31, 2012
	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total

(in thousands)
Internal risk grade:
Pass	$371,875	$51,687	$628,232	$51,533	$9,710	$1,113,037
Special Mention	21,633	715	32,150	285	7,866	62,649
Substandard	17,055	668	28,798	1,516	10,235	58,272
Doubtful	0	0	1,344	0	0	1,344
Total	$410,563	$53,070	$690,524	$53,334	$27,811	$1,235,302

December 31, 2011
	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total

(in thousands)
Internal risk grade:
Pass	$377,083	$65,795	$602,915	$50,333	$28,232	$1,124,358
Special Mention	14,488	1,059	25,743	1,022	9,844	52,156
Substandard	25,557	712	35,707	1,716	9,228	72,920
Doubtful	0	0	1,494	0	0	1,494
Total	$417,128	$67,566	$665,859	$53,071	$47,304	$1,250,928

The following tables present credit quality indicators by class of residential real estate loans and by class of consumer loans. Nonperforming loans include nonaccrual, impaired, and loans 90 days past due and accruing interest. All other loans are considered performing as of March 31, 2012 and December 31, 2011.

March 31, 2012

(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Performing	$155,840	$512,317	$31,149	$30,371	$729,677
Nonperforming	1,565	5,507	219	0	7,291
Total	$157,405	$517,824	$31,368	$30,371	$736,968

December 31, 2011

(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Performing	$159,734	$494,316	$32,548	$30,961	$717,559
Nonperforming	1,544	5,718	239	0	7,501
Total	$161,278	$500,034	$32,787	$30,961	$725,060

7. Earnings Per Share

The Company follows the provisions of FASB ASC Topic 260, Earnings Per Share (“EPS”). A computation of Basic EPS and Diluted EPS for the three months ending March 31, 2012 and 2011 is presented in the table below.

	Three Months Ended
(in thousands, except share and per share data)	03/31/2012	03/31/2011
Basic
Net income available to common shareholders	$7,811	$8,773
Less: dividends and undistributed earnings allocated to unvested restricted stock awards	(34)	(11)
Net earnings allocated to common shareholders	7,777	8,762

Weighted average shares outstanding, including participating securities	11,151,981	10,919,110

Less: average participating securities	(48,789)	(13,913)
Weighted average shares outstanding - Basic	11,103,192	10,905,197

Diluted
Net earnings allocated to common shareholders	7,777	8,762

Weighted average shares outstanding - Basic	11,103,192	10,905,197

Dilutive effect of common stock options or restricted stock awards	44,298	50,233

Weighted average shares outstanding - Diluted	11,147,490	10,955,430

Basic EPS	0.70	0.80
Diluted EPS	0.70	0.80

The dilutive effect of common stock options or restricted awards calculation for the three months ended March 31, 2012 and 2011 excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 585,824 and 704,833 because the exercise prices were greater than the average market price during these periods.

8. Employee Benefit Plan

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

Components of Net Period Benefit Cost

	Pension Benefits		Life and Health		SERP Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
(in thousands)	03/31/2012	03/31/2011	03/31/2012	03/31/2011	03/31/2012	03/31/2011
Service cost	$624	$564	$33	$28	$81	$51
Interest cost	713	664	102	93	181	154
Expected return on plan assets for the period	(824)	(881)	0	0	0	0
Amortization of transition liability	0	0	17	17	0	0
Amortization of prior service cost	(31)	(29)	4	4	38	25
Amortization of net loss	414	410	1	1	57	31
Net periodic benefit cost	$896	$728	$157	$143	$357	$261

The Company realized approximately $300,000 and $275,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive income, for the three months ended March 31, 2012 and 2011, respectively.

The Company is not required to contribute to the pension plan in 2012, but it may make voluntary contributions. The Company contributed $5.0 million to the pension plan in the first three months of 2012.

9. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below. Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the years presented below are stated separately.

	Three Months Ended
(in thousands)	03/31/2012	03/31/2011
Noninterest Income
Other service charges	$537	$561
Increase in cash surrender value of corporate owned life insurance	426	411
Net gain on sale of loans	100	164
Other income	201	693
Total other income	$1,264	$1,829
Noninterest Expenses
Marketing expense	$1,173	$862
Professional fees	887	599
Software licensing and maintenance	947	1,025
Cardholder expense	582	481
Other expenses	3,617	3,241
Total other operating expense	$7,206	$6,208

10. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of March 31, 2012, the Company’s maximum potential obligation under standby letters of credit was $55.2 million compared to $55.3 million at December 31, 2011. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

11. Segment and Related Information

The Company manages its operations through two business segments: banking and financial services. Financial services activities consist of the results of the Company’s trust, financial planning and wealth management, broker-dealer services and risk management operations. All other activities, including holding company activities, are considered banking. The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the services provided. Intercompany items relate primarily to the use of human resources, information systems, accounting and marketing services provided by any of the Banks and the holding company. All other accounting policies are the same as those described in the summary of significant accounting policies in the 2011 Annual Report on Form 10-K.

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the Company’s consolidated results is shown in the following table. Investment in subsidiaries is netted out of the presentations below. The “Intercompany” column identifies the intercompany activities of revenues, expenses and other assets between the banking and financial services segments.

As of and for the three months ended March 31, 2012
(in thousands)	Banking	Financial Services	Intercompany	Consolidated
Interest income	$33,070	$60	$(2)	$33,128
Interest expense	5,689	0	(2)	5,687
Net interest income	27,381	60	0	27,441
Provision for loan and lease losses	1,125	0	0	1,125
Noninterest income	4,839	7,181	(359)	11,661
Noninterest expense	20,689	6,041	(359)	26,371
Income before income tax expense	10,406	1,200	0	11,606
Income tax expense	3,333	429	0	3,762
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	7,073	771	0	7,844
Less: Net income attributable to noncontrolling interests	33	0	0	33
Net Income attributable to Tompkins Financial Corporation	$7,040	$771	$0	$7,811

Depreciation and amortization	$1,131	$78	$0	$1,209
Assets	3,519,337	31,110	(3,753)	3,546,694
Goodwill	23,600	21,053	0	44,653
Other intangibles, net	2,333	1,583	0	3,916
Net loans and leases	1,950,621	0	0	1,950,621
Deposits	2,863,031	0	(3,595)	2,859,436
Total equity	282,863	23,104	0	305,967

As of and for the three months ended March 31, 2011
(in thousands)	Banking	Financial Services	Intercompany	Consolidated
Interest income	$34,216	$73	$(2)	$34,287
Interest expense	6,747	0	(2)	6,745
Net interest income	27,469	73	0	27,542
Provision for loan and lease losses	1,910	0	0	1,910
Noninterest income	5,557	7,263	(328)	12,492
Noninterest expense	19,918	5,626	(328)	25,216
Income before income tax expense	11,198	1,710	0	12,908
Income tax expense	3,493	609	0	4,102
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	7,705	1,101	0	8,806
Less: Net income attributable to noncontrolling interests	33	0	0	33
Net Income attributable to Tompkins Financial Corporation	$7,672	$1,101	$0	$8,773

Depreciation and amortization	$1,097	$77	$0	$1,174
Assets	3,255,200	28,654	(4,960)	3,278,894
Goodwill	23,600	18,049	0	41,649
Other intangibles, net	2,785	1,254	0	4,039
Net loans and leases	1,886,309	0	0	1,886,309
Deposits	2,617,299	0	(4,782)	2,612,517
Total equity	260,650	21,587	0	282,237

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
March 31, 2012
	Fair Value
(in thousands)	03/31/2012	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$12,454	$12,454	$0	$0
Mortgage-backed securities – residential
U.S. Government sponsored entities	6,312	6,312	0	0
Available-for-sale securities
U.S. Treasury securities	2,049	2,049	0	0
Obligations of U.S. Government sponsored entities	562,586	0	562,586	0
Obligations of U.S. states and political subdivisions	61,133	0	61,133	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	121,709	0	121,709	0
U.S. Government sponsored entities	481,310	0	481,310	0
Non-U.S. Government agencies or sponsored entities	5,620	0	5,620	0
U.S. corporate debt securities	5,169	0	5,169	0
Equity securities	1,022	0	0	1,022

Borrowings
Other borrowings	12,005	0	12,005	0

Recurring Fair Value Measurements
December 31, 2011
	Fair Value
(in thousands)	12/31/2011	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$12,693	$12,693	$0	$0
Mortgage-backed securities – residential
U.S. Government sponsored entities	6,905	6,905	0	0
Available-for-sale securities
U.S. Treasury securities	2,070	2,070	0	0
Obligations of U.S. Government sponsored entities	422,590	0	422,590	0
Obligations of U.S. states and political subdivisions	59,653	0	59,653	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	129,773	0	129,773	0
U.S. Government sponsored entities	517,378	0	517,378	0
Non-U.S. Government agencies or sponsored entities	5,876	0	5,876	0
U.S. corporate debt securities	5,183	0	5,183	0
Equity securities	1,023	0	0	1,023

Borrowings
Other borrowings	12,093	0	12,093	0

There were no transfers between Levels 1 and 2 for the three months ended March 31, 2012.

There was no significant change in the fair value of the $1.0 million of available-for-sale securities valued using significant unobservable inputs (Level 3), between January 1, 2012 and March 31, 2012.

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

Fair values of borrowings are estimated using Level 2 inputs based upon observable market data. The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party. The Company’s potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLB borrowings at March 31, 2012.

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent impaired loans, and other real estate owned. During the first quarter of 2012, certain collateral dependent impaired loans and other real estate owned were remeasured and reported at fair value through a specific valuation allowance for loan and lease losses based upon the fair value of the underlying collateral. The amount of the fair value adjustment was not significant.  Collateral values are estimated using Level 2 inputs based upon observable market data.

Non-Recurring Fair Value Measurements
March 31, 2012
	Fair Value
(In thousands)	03/31/2012	(Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans	$9,313	$0	$9,313	$0
Other real estate owned	1,906	0	1,906	0

Non-Recurring Fair Value Measurements
December 31, 2011
	Fair Value
(in thousands)	12/31/2011	(Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans	$21,931	$0	$21,931	$0
Other real estate owned	1,335	0	1,335	0

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

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

Estimated Fair Value of Financial Instruments	03/31/2012		12/31/2011
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:

Level 1 Inputs:
Cash and cash equivalaents	$103,317	$103,317	$49,567	$49,567

Level 2 Inputs:
Securities - held to maturity	26,321	26,849	26,673	27,255
FHLB and FRB stock	16,460	16,460	19,070	19,070
Accrued interest receivable	13,038	13,038	12,420	12,420

Level 3 Inputs:
Loans/leases, net	1,950,621	1,999,475	1,954,256	2,003,257

Financial Liabilities:

Level 2 Inputs:
Time deposits	$729,107	$732,921	$687,321	$690,480
Other deposits	2,130,329	2,130,329	1,973,243	1,973,243
Securities sold under agreements to repurchase	169,456	177,030	169,090	179,840
Other borrowings	120,879	136,157	173,982	188,062
Accrued interest payable	1,302	1,302	1,354	1,354
Trust preferred debentures	25,066	25,904	25,065	25,314

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

13. Subsequent Event

On April 3, 2012, the Company closed the registered public offering of 1,006,250 shares of its common stock (the “Offering”) at a price of $40.00 per share, less underwriting discounts and commissions. The Offering included the sale of 131,250 shares pursuant to the underwriters’ full exercise of their over-allotment option.

On April 19, 2012, the Company filed a Form S-4 with the SEC, registering up to 2,627,904 shares of Tompkins common stock issuable in connection with the Company’s proposed merger with VIST Financial Corp., as more fully described in the Form S-4.

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

The Company’s strategic initiatives include diversification within its markets, growth of its fee-based businesses, and growth internally and through acquisitions of financial institutions, branches and financial services businesses. On January 25, 2012, the Company entered into an Agreement and Plan of Merger with VIST Financial Corp. (“VIST”), pursuant to which VIST will merge into a wholly-owned subsidiary of the Company. The transaction has been approved by the board of directors of Tompkins and VIST. Subject to approval of the shareholders of VIST and Tompkins, regulatory approvals and other customary closing conditions, the Company anticipates completing the merger in the third quarter of 2012. VIST is a financial services company headquartered in Wyomissing, Pennsylvania. At December 31, 2011, VIST had approximately $1.4 billion in assets, $1.2 billion in deposits and $958 million in loans.

In June 2011, Tompkins Insurance acquired all of the outstanding shares of Olver & Associates, Inc. (“Olver”), a property and casualty agency located in Ithaca, New York. As a result of pursuing an available tax election under Internal Revenue Code section 338(h)(10), it was determined that the acquisition qualified for beneficial tax treatment that would enable the tax deductible amortization of the purchase premium, including goodwill. To compensate the Olver shareholders for their consent to make this election, an additional $755,000 payment was made and recorded as additional goodwill during the first quarter of 2012.

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

Banking services consist primarily of attracting deposits from the areas served by the Company’s 46 banking offices and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans (including commercial loans collateralized by real estate), and leases. The Company’s lending function is managed within the guidelines of a comprehensive Board-approved lending policy. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, and concentrations of credit, loan delinquencies, and nonperforming and potential problem loans.

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

The Company provides property and casualty insurance services, employee benefit consulting, and life, long-term care and disability insurance. Tompkins Insurance is headquartered in Batavia, New York, and offers property and casualty insurance to individuals and businesses located primarily in Western New York. Over the past eleven years, Tompkins Insurance has acquired smaller insurance agencies in the market areas serviced by the Company’s banking subsidiaries and successfully consolidated them into Tompkins Insurance. The most recent acquisition was Olver. Tompkins Insurance offers services to customers of the Company’s banking subsidiaries by sharing offices with The Bank of Castile and Trust Company. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York, and two stand-alone offices in Tompkins County, New York.

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

Banking and financial services are highly regulated. As a financial holding company with three community banks and an investment advisor, the Company and its subsidiaries are subject to examination and regulation by the Federal Reserve Board (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), the Office of the Comptroller of the Currency (“OCC”), and the New York State Department of Financial Services. Additionally, the Company is subject to examination and regulation from the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority.

Other external factors affecting the Company’s operating results are market rates of interest, the condition of financial markets, and both national and regional economic conditions. Weak economic conditions over the past several years have contributed to increases in the Company’s past due loans and leases, nonperforming assets, and net loan and lease losses, as well as decreases in certain fee-based products and services. Although nonperforming loans and leases and criticized and classified loans continue to be higher than historical levels, the Company has seen some signs of improving economic conditions within the market areas in which it operates, which have contributed to improvement in its credit quality metrics in recent quarters including decreases in the level of internally classified assets and nonperforming assets. With the strength of the economic recovery uncertain, there is no assurance that these conditions may not adversely affect the credit quality of the Company’s loans and leases, results of operations, and financial condition going forward. Refer to the section captioned “Financial Condition- Allowance for Loan and Lease Losses and Nonperforming Assets” below for further details on asset quality.

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2012. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and the Unaudited Condensed Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

Forward-Looking Statements
The Company is making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed and/or implied by such forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the development of an interest rate environment that may adversely affect the Company’s interest rate spread, other income or cash flow anticipated from the Company’s operations, investment and/or lending activities; changes in laws and regulations affecting banks, insurance companies, bank holding companies and/or financial holding companies, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and Basel III; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; protection and validity of intellectual property rights; reliance on large customers; financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses, and other factors discussed elsewhere in this Quarterly Report on Form 10-Q and in other reports we file with the SEC, in particular the “Risk Factors” discussed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In addition, such forward-looking statements could be affected by general industry and market conditions and growth rates, general economic and political conditions, including interest rate and currency exchange rate fluctuations, and other factors.

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

For additional information on critical accounting policies and to gain a greater understanding of how the Company’s financial performance is reported, refer to Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, and the section captioned “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2011. Refer to Note 3 – “Accounting Standards Updates” in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for a discussion of recent accounting updates.

In this Report there are comparisons of the Company’s performance to that of a peer group. Unless otherwise stated, this peer group is comprised of the group of 89 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s “Bank Holding Company Performance Report” for December 31, 2011 (most recent report available).

OVERVIEW

Net income for the first quarter of 2012 was $7.8 million, a decrease of 11.0% when compared to net income of $8.8 million reported in the first quarter of 2011. Diluted earnings per share for the first quarter of 2012 were $0.70, down 12.5% from the $0.80 reported in the period ended March 31, 2011.

Return on average assets (“ROA”) for the quarter ended March 31, 2012 was 0.91% compared to 1.09% for the quarter ended March 31, 2011. Return on average shareholders’ equity (“ROE”) for the first quarter of 2012 was 10.35%, compared to 12.83% reported for the same period in 2011. Tompkins’ ROA and ROE continue to compare favorably to peer ratios, ranking in the 72nd percentile for ROA and the 85th percentile for ROE.

Total revenues, consisting of net interest income and noninterest income, were $39.1 million in the first quarter of 2012 which were down 2.3% from the same period in 2011. Net interest income was flat compared to the period ended March 31, 2011, and noninterest income was down 6.7% when compared to the same period.

The provision for loan and lease losses totaled $1.1 million in the first quarter of 2012, down $785,000 or 41.1% when compared to March 31, 2011, reflecting improving credit quality.

Noninterest expenses of $26.4 million for the first quarter of 2012 were up 4.6% compared to the same period in 2011. Increases were mainly in salary and employee benefits, marketing, and costs associated with the pending acquisition of VIST.

Segment Reporting
The Company operates in two business segments, banking and financial services. Financial services activities include the results of the Company’s trust, financial planning, wealth management and broker-dealer services, risk management, and insurance agency operations. All other activities are considered banking.

Banking Segment
The banking segment reported net income of $7.0 million for the first quarter of 2011, down $632,000 or 8.2% from net income of $7.7 million for the same period in 2011.

Net interest income for the three months ended March 31, 2012 was flat compared to the same period in 2011. Average earning assets for the three months ended March 31, 2012 were up 3.5% over the same period in 2011.

The provision for loan and lease losses totaled $1.1 million for the three months ended March 31, 2012, compared to $1.9 million for the same period in 2011. The decrease in the provision for loan and lease losses was largely the result of improvement of asset quality measures compared to the same period in 2011.

Noninterest income for the three months ending March 31, 2012, was down $718,000 or 12.9% compared to the same period in 2011. Contributing to the decrease in 2012 compared to the prior year was lower service charge on deposit accounts income. Service charge on deposit accounts income was down $199,000 compared to the same periods last year, due to lower overdraft fees. In addition, an $86,000 decline in the mark-to-market gains on liabilities held at fair value, a $65,000 decline in gains from the sale of residential mortgages and a $618,000 decline in income from the Company's investment in a Small Business Investment Company, which is included in other income, contributed to the decrease in noninterest income compared to the same period in 2011. These declines were partially offset by a $324,000 increase in card services income, mainly debit card fees.

Noninterest expenses for the three months ended March 31, 2012, were up $771,000 or 3.9% from the same period in 2011. The quarterly increase was mainly due to increases in salaries and other benefit related accruals, reflecting mainly annual merit increases and pension and retirement related funding costs. These increases were partially offset by a $522,000 decline in FDIC expense due to lower assessment rates.

Financial Services Segment
The financial services segment had net income of $771,000 in the first quarter of 2012, a decrease of $330,000 or 30.0% from net income of $1.1 million in the same quarter of the prior year. Noninterest income for the three months ended March 31, 2012, was down $82,000 or 1.1% over the same period in 2011. The decrease in noninterest income in the first quarter was mainly a result of lower investment services fees; partially offset by higher insurance commissions/fees. Investment services fees are largely based on the market value of assets within each account. In addition, the Company instituted a planned reduction in the number of its broker/dealer relationships which contributed to the decline in noninterest income. Noninterest expenses for the three months ended March 31, 2012, were up $415,000 or 7.4% compared to the same period in the prior year. The increases were mainly the result of increases in salary and wages, reflecting annual merit increases, and other employee benefit costs and an increase in marketing initiatives aimed at increasing brand awareness.

Average Consolidated Statements of Condition and Net Interest Analysis

	Year to Date Period Ended			Year to Date Period Ended
	March 31, 2012			March 31, 2011
	Average			Average
(Dollar amounts	Balance		Average	Balance		Average
in thousands)	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$38,652	$3	0.03%	$16,151	$6	0.15%
Money market funds	73	-	0.00%	100	-	0.00%
Securities (1)
U.S. Government securities	1,061,800	6,577	2.49%	928,576	6,988	3.05%
Trading securities	19,352	198	4.12%	22,542	235	4.23%
State and municipal (2)	83,113	1,129	5.46%	112,328	1,447	5.22%
Other securities	12,051	139	4.64%	15,237	180	4.79%
Total securities	1,176,316	8,043	2.75%	1,078,683	8,850	3.33%
Federal Funds Sold	7,376	2	0.11%	8,767	3	0.14%
FHLBNY and FRB stock	16,722	221	5.32%	18,923	290	6.21%
Loans, net of unearned income (3)
Real estate	1,437,328	18,231	5.10%	1,368,589	18,429	5.46%
Commercial loans (2)	466,753	6,091	5.25%	456,691	6,022	5.35%
Consumer loans	62,551	1,034	6.65%	72,532	1,254	7.01%
Direct lease financing	5,762	83	5.79%	8,752	131	6.07%
Total loans, net of unearned income	1,972,394	25,439	5.19%	1,906,564	25,836	5.50%
Total interest-earning assets	3,211,533	33,708	4.22%	3,029,188	34,985	4.68%

Other assets	253,384			223,361

Total assets	3,464,917			3,252,549

LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	1,458,332	1,004	0.28%	1,309,121	1,171	0.36%
Time deposits > $100,000	333,061	734	0.89%	309,746	849	1.11%
Time deposits < $100,000	382,098	1,023	1.08%	424,028	1,434	1.37%
Brokered time deposits < $100,000	-	-	0.00%	6,074	20	1.34%
Total interest-bearing deposits	2,173,491	2,761	0.51%	2,048,969	3,474	0.69%
Federal funds purchased & securities sold under agreements to repurchase	169,903	1,092	2.59%	185,456	1,291	2.82%
Other borrowings	138,687	1,429	4.14%	171,659	1,575	3.72%
Trust preferred debentures	25,065	405	6.50%	25,061	405	6.55%
Total interest-bearing liabilities	2,507,146	5,687	0.91%	2,431,145	6,745	1.13%

Noninterest bearing deposits	596,416			507,660
Accrued expenses and other liabilities	57,809			36,461
Total liabilities	3,161,371			2,975,266

Tompkins Financial Corporation Shareholders’ equity	302,077			275,814

Noncontrolling interest	1,469			1,469
Total equity	303,546			277,283

Total liabilities and equity	$3,464,917			$3,252,549
Interest rate spread			3.31%			3.55%
Net interest income/margin on earning assets		28,021	3.51%		28,240	3.78%

Tax Equivalent Adjustment		(580)			(698)

Net interest income per consolidated financial statements		$27,441			$27,542

(1) Average balances and yields on available-for-sale securities are based on historical amortized cost.
(2) Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax exempt interest income to taxable-equivalent basis.
(3) Nonaccrual loans are included in the average asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s consolidated financial statements included in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Net Interest Income
Net interest income is the Company’s largest source of revenue, representing 70.2% of total revenues for the three months ended March 31, 2012, compared to 68.8%, for the same period in 2011. The increase reflects stable net interest income coupled with a decrease in noninterest income in the first quarter of 2012 compared with the same period in 2011. The Company’s net interest income over the past several years has benefitted from steady growth in average earning assets, as well as the low interest rate environment. However, with deposit rates currently at low levels, the downward pricing of these liabilities has slowed, while interest earning assets continue to reprice downward at a steady rate. This has contributed to a decrease in net interest margin for the three months ended March 31, 2012, compared to the same periods in 2012. The taxable equivalent net interest margin of 3.51% for the three months ended March 31, 2012, is below the 3.78% for the same period in 2011. The decrease in the net interest margin was also partly due to the growth in interest earning assets over the prior year being concentrated in lower yielding securities rather than higher yielding loans.

The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Taxable-equivalent net interest income for the three months ended March 31, 2012 was $28.0 million, and was in line with the same period in 2011.

Taxable-equivalent interest income for the first quarter of 2012 was $33.7 million, down 3.7% when compared to the first quarter of 2011, as lower yields more than offset growth in the volume of average earning assets. The yield on average earning assets for the first quarter of 2012 was down 46 basis points compared to the first quarter of 2011. The decrease in the yield on average earning assets reflects the impact of the low rate environment and the growth in average earnings assets being concentrated in lower yielding securities as a result of soft loan demand. Average securities balances for the first quarter of 2012 were up $97.6 million or 9.1% over average balances in the first quarter of 2011, while average yields were down 58 basis points.

Interest expense for the three months ending March 31, 2012 was $5.7 million, down $1.1 million or 15.7% compared to the first quarter of 2011, reflecting lower average rates paid on deposits and borrowings. The average rate paid on interest bearing deposits during the first quarter of 2012 of 0.51% was 18 basis points lower than the average rate paid in the first quarter of 2011. The rates paid were lower across all deposit categories. The lower cost of deposits was partially offset by growth in interest-bearing deposits. Average interest-bearing deposit balances in the first quarter of 2012 increased by $124.5 million or 6.1% compared to the same period in 2011. Total funding costs also benefitted from the growth in average noninterest bearing deposit balances. For the first quarter of 2012, average noninterest bearing deposits of $596.4 were up 17.5% over the same periods in 2011. Average other borrowings for the first quarter were down $33.0 million or 19.2% compared to prior year.

Provision for Loan and Lease Losses
The provision for loan and lease losses represents management’s estimate of the amount necessary to maintain the allowance for loan and lease losses at an adequate level. The provision for loan and lease losses was $1.1 million for the first quarter of 2012, compared to $1.9 million for the respective period in 2011. The decrease in the provision for loan and lease losses in 2012 compared to 2011 was largely a result of improved credit quality. The Company has seen some improvement in its loan portfolio credit quality metrics over the past several quarters and current levels of nonperforming loans are down from the same period prior year. Nonperforming loans totaled $40.4 million at March 31, 2012, down 7.2% from March 31, 2011, and loans internally classified Special Mention, Substandard, and Doubtful totaled $122.3 million, down 23.2% from the first quarter of 2011. The allowance for loan and lease losses as a percentage of period end loans and leases was 1.36% at March 31, 2012, compared to 1.46% at March 31, 2011. The section captioned “Financial Condition-Allowance for Loan and Lease Losses” below has further details on the allowance for loan and lease losses.

Noninterest Income
Noninterest income totaled $11.7 million for the three months ended March 31, 2012, compared with $12.5 million for the same period in 2011. Noninterest income represented 29.8% of total revenues for the three months ended March 31, 2012, compared to 31.2% for the same period in 2011. The decrease in the percentage over the prior year period was mainly due to a decrease in noninterest income.

Investment services income was $3.4 million in the first quarter of 2012, which is down 11.6% from the first quarter of 2011. The decrease was mainly in brokerage related fees as a result of a planned decrease in the number of external broker dealer relationships. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The decrease in fee income was a result of a decrease in external broker dealer relationships which was partially offset by an increase in income related to an increase in the fair value of assets under management. These figures include $1.0 billion and $854.3 million, respectively, of Company-

owned securities where Tompkins Financial Advisors is custodian. The increase in fair value of assets reflects successful business development initiatives resulting in customer retention when compared to the same period in 2011.

Insurance commissions and fees for the three months ended March 31, 2012, increased by $264,000 or 7.8% as compared to the same period in 2011. Revenues for commercial insurance lines, personal insurance lines, and health and benefit related insurance products were up for the quarter compared to the same period in 2011. Both commercial lines and personal lines benefitted from the June 1, 2011 acquisition of Olver & Associates, Inc. The Olver acquisition has added about $210,000 of commercial lines revenue and $48,000 of personal lines revenue during the first quarter of 2012. Health and benefit related insurance products continue to be a main source of internal growth for 2012, increasing by $80,000 or 27.6% for the three months ended March 31, 2012 over the same period prior year.

Service charges on deposit accounts were $1.8 million in the first quarter of 2012, down 10.0% compared to the first quarter of 2011. The largest component of this category is overdraft fees, which is largely driven by customer activity. The Company implemented changes to its transaction processing which had an unfavorable impact on overdraft fees during the quarter.

Card services income for the three months ended March 31, 2012 was up $324,000 or 26.0% over the same period in 2011. The increase was mainly in debit card income and reflects a higher number of cards issued, transaction volume, and increased inter-change fees.

Net mark-to-market gains on securities and borrowings held at fair value totaled $6,000 in the first quarter of 2012, compared to net mark-to-market gains of $124,000 in the first quarter of 2011. Mark-to-market losses or gains relate to the change in the fair value of securities and borrowings where the Company has elected the fair value option. These unrealized amounts are primarily impacted by changes in interest rates.

Other income of $1.3 million in the first quarter of 2012 was down 30.9% from the first quarter of 2011. The primary components of other income are other service charges , increases in cash surrender value of corporate owned life insurance (“COLI”), gains on the sales of residential mortgage loans, and income from miscellaneous equity investments, including the Company’s investment in a Small Business Investment Company (“SBIC”).

Net gains on sale of residential mortgage loans, included in other income on the consolidated statements of income, of $100,000 in the first quarter of 2012 were down by $65,000 or 39.3% compared to the first quarter of 2011. The decrease in gains in 2012 compared to 2011 is consistent with the decrease in volume of loans sold in 2012 compared to 2011. To manage interest rate risk exposures, the Company from time to time sells certain fixed rate loan originations that have rates below or maturities greater than the standards set by the Company’s Asset/Liability Committee for loans held in the portfolio.

Other miscellaneous income of $201,000 in the first quarter of 2012 was down from $693,000 in the first quarter of 2011. The first quarter of 2011 included a $504,000 gain related to an investment in a SBIC. The SBIC periodically recognizes gains related to investments held in its portfolio and distributes these gains to its investors. The Company believes that, as of March 31, 2012, there were no impairments with respect to its investment in the SBIC.

Noninterest Expense
Noninterest expense for the first quarter of 2012 was $26.4 million, up $1.2 million or 4.6% compared to the same period prior year.

Personnel-related expense increased by $743,000 or 5.0% in the first quarter of 2012 over the same period in 2011. For the three months ended March 31, 2012, salaries and wages were up $475,000 or 4.4%, over the same period in 2011, mainly reflecting annual merit increases and higher accruals for business development activities. Pension and other employee related benefits were up $268,000 or 6.7% in the first quarter of 2012 compared to the first quarter of 2011. Expenses related to pension costs increased by $134,000 or 15.0% in 2012. Lower interest rates have contributed to the increase in the cost of pension and employee benefits.

Other operating expenses for the first quarter 2012 increased by $998,000 or 16.1% compared to prior year. Contributing to the increase in the first quarter 2012 over the first quarter 2011 were the following: professional fees (up $288,000), marketing expense (up $311,000) and miscellaneous other expense (up $326,000). The latter category includes $94,000 of expenses related to the planned merger with VIST.

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes. The provision for income taxes was $3.8 million for an effective rate of 32.4%, for the first quarter of 2012 compared to $4.1 million, for an effective rate of 31.8%, for the first quarter of 2011. The effective rates differ from the U.S. statutory rate of 35.0% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance assets.

FINANCIAL CONDITION

Total assets were $3.5 billion at March 31, 2012, up $146.4 million or 4.3% over December 31, 2011, and up $267.8 million or 8.2% over March 31, 2011. The growth over year end was mainly due to increases in cash and cash equivalents, which were up $53.8 million, and available for sale securities, which were up $97.1 million or 8.5%. Loans were relatively flat when compared to year end and up $63.2 million or 3.3% over March 31, 2011. Total deposits were up $198.9 million or 7.5% over year-end with the majority of growth centered in checking, savings and money market deposits. Deposit growth was used to reduce other borrowings, mainly short-term borrowings with the FHLB as loan demand remains relatively flat.

Securities
As of March 31, 2012, total securities were $1.3 billion or 36.3% of total assets, compared to $1.2 billion or 35.0% of total assets at year-end 2011, and $1.1 billion or 34.7% at March 31, 2011. The following table details the composition of securities available-for-sale and securities held-to-maturity.

Available-for-Sale Securities
	03/31/2012		12/31/2011
	Amortized Cost1	Fair Value	Amortized Cost1	Fair Value
(in thousands)
U.S. Treasury securities	$2,014	$2,049	$2,020	$2,070
Obligations of U.S. Government sponsored entities	550,885	562,586	408,958	422,590
Obligations of U.S. states and political subdivisions	58,876	61,133	56,939	59,653
Mortgage-backed securities – residential
U.S. Government agencies	115,233	121,709	123,426	129,773
U.S. Government sponsored entities	463,975	481,310	501,136	517,378
Non-U.S. Government agencies or sponsored entities	5,651	5,620	6,334	5,876
U.S. corporate debt securities	5,015	5,169	5,017	5,183
Total debt securities	1,201,649	1,239,576	1,103,830	1,142,523
Equity securities	1,022	1,022	1,023	1,023
Total available-for-sale securities	$1,202,671	$1,240,598	$1,104,853	$1,143,546
1 Net of other-than-temporary impairment losses recognized in earnings

Held-to-Maturity Securities
	03/31/2012		12/31/2011
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. states and political subdivisions	$26,321	$26,849	$26,673	$27,255
Total held-to-maturity debt securities	$26,321	$26,849	$26,673	$27,255

The growth in the available-for-sale portfolio was mainly in obligations of U.S. Government sponsored entities and driven by yield and duration considerations. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps to mitigate interest rate risk and provides sources of liquidity without significant risk to capital. The decrease in the held-to-maturity portfolio was due to maturities and calls during the year.

The Company has no investments in preferred stock of U.S. government sponsored entities and no investments in pools of Trust Preferred securities. Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles.

As of March 31, 2012, the Company held five mortgage backed securities, with a fair value of $5.6 million, that were not issued by U.S. Government agencies or U.S. Government sponsored entities. In 2009, the Company determined that three of these non-U.S. Government mortgage backed securities were other-than-temporarily impaired based on an analysis of the above factors for these three securities. As a result, the Company recorded other-than-temporary impairment charges of $2.0 million in 2009 on these investments. The credit loss component of $146,000 was recorded as other-than-temporary impairment losses in the consolidated statement of income, while the remaining non-credit portion of the impairment loss was recognized in other comprehensive income in the consolidated statements of condition and changes in shareholders’ equity. In 2010 and 2011, the Company recorded an additional credit loss component of other-than-temporary charge of $34,000 and $65,000, respectively. The Company’s review of these securities as of March 31, 2012 determined that no additional impairment charges were necessary. As of March 31, 2012, the carrying value of these securities exceeded their fair value by $23,000. A continuation or worsening of current economic conditions may result in additional credit loss component of other-than-temporary impairment losses related to these investments.

The Company maintains a trading portfolio with a fair value of $18.8 million as of March 31, 2012, compared to $19.6 million at December 31, 2011. The decrease in the trading portfolio reflects maturities or payments during 2012. For the three months ended March 31, 2012, net mark-to-market losses related to the securities trading portfolio were $82,000, compared to net mark-to-market losses of $50,000 for the same period in 2011.

Loans and Leases
Loans and Leases at March 31, 2012 and December 31, 2011 were as follows:
(in thousands)	03/31/2012	12/31/2011
Commercial and industrial
Agriculture	$53,070	$67,566
Commercial and industrial other	410,563	417,128
Subtotal commercial and industrial	463,633	484,694
Commercial real estate
Construction	27,811	47,304
Agriculture	53,334	53,071
Commercial real estate other	690,524	665,859
Subtotal commercial real estate	771,669	766,234
Residential real estate
Home equity	157,405	161,278
Mortgages	517,824	500,034
Subtotal residential real estate	675,229	661,312
Consumer and other
Indirect	31,368	32,787
Consumer and other	30,371	30,961
Subtotal consumer and other	61,739	63,748
Leases	5,867	6,489
Total loans and leases	1,978,137	1,982,477
Less: unearned income and deferred costs and fees	(568)	(628)
Total loans and leases, net of unearned income and deferred costs and fees	$1,977,569	$1,981,849

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 5 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in these policies and guidelines. As such, these policies are reflective of new originations as well as those balances held at March 31, 2012. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

Total loans and leases of $1.98 billion, at March 31, 2012, are in line with December 31, 2011 balances, with growth in commercial and residential real estate loans mainly offset by lower balances in commercial loans and consumer loans. As of March 31, 2012 total loans and leases represented 55.8% of total assets compared to 58.3% of total assets at December 31, 2011. In general, weak economic conditions continue to soften the demand for some lending products.

Residential real estate loans, including home equity loans, of $675.2 million at March 31, 2012 increased by $13.9 million or 2.1% from $661.3 million at year-end 2011, and comprised 34.1% of total loans and leases at March 31, 2012.

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

During the first three months of 2012 and 2011, the Company sold residential mortgage loans totaling $4.2 million and $10.0 million, respectively, and realized gains on these sales of $100,000 and $164,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights, at amortized basis, totaled $1.4 million at both March 31, 2012 and December 31, 2011, respectively.

Commercial real estate loans increased by $5.4 million compared to March 31, 2011, and were in line with December 31, 2011. Commercial real estate loans represented 39.0% of total loans as of March 31, 2012. Commercial and industrial loans totaled $463.6 million at March 31, 2012, which is a decrease of 4.4% from $484.7 million reported as of December 31, 2011. Demand for commercial and commercial real estate loans continues to be soft in the first quarter of 2012, reflecting weak economic conditions. As of March 31, 2012, agriculturally-related loans totaled $106.4 million or 5.4% of total loans and leases. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

The consumer loan portfolio includes personal installment loans, indirect automobile financing, and overdraft lines of credit. Consumer and other loans were $61.7 million at March 31, 2012, down from $63.7 million at December 31, 2011. The decrease is mainly in indirect automobile loans and reflects competition.

The lease portfolio decreased by 9.6% to $5.9 million at March 31, 2012 from $6.5 million at December 31, 2011. The lease portfolio has traditionally consisted of leases on vehicles for consumers and small businesses. More aggressive competition for automobile financing has led to a decline in the consumer lease portfolio over the past several years. Management continues to review leasing opportunities, primarily commercial leasing and municipal leasing. As of March 31, 2012, commercial leases and municipal leases represented 99.4% of total leases, while consumer leases made up the remaining percentage, unchanged from the percentages at December 31, 2011.

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. Based on its evaluation of the allowance as of March 31, 2012, management considers the allowance to be appropriate. Under adversely different conditions or assumptions, the Company would need to increase the allowance.

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

(in thousands)	03/31/2012	12/31/2011	03/31/2011

Commercial and industrial	$8,270	$8,936	$8,694
Commercial real estate	12,314	12,662	13,891
Residential real estate	4,491	4,247	3,809
Consumer and other	1,868	1,709	1,587
Leases	5	39	54
Total	$26,948	$27,593	$28,035

As of March 31, 2012, the allowance is down slightly from year-end 2011. The decrease is mainly a result of improvement in credit quality measures, including a continued decrease in the volume of internally classified loans. Improvement in the financial conditions of some previously internally classified commercial relationships has led to upgrades to the risk ratings of these credits to non-classified risk ratings. The decrease in the allocations for commercial and industrial loans and for commercial real estate was mainly a result of a decrease in allocations for specific loans and a decrease in the level of classified loans. Reserve allocations for residential real estate loans were up over year-end 2011 amid concern over high unemployment and soft real estate values in some of the Company’s market areas. The increase in the allocation for consumer loans is mainly due to an increase in consumer loan losses during the period, partially offset by a decrease in the outstanding balance for this portfolio.

Activity in the Company’s allowance for loan and lease losses during the first three months of 2012 and 2011, and for the twelve months ended December 31, 2011 is illustrated in the table below.

Analysis of the Allowance for Loan and Lease Losses
(in thousands)	03/31/2012	12/31/2011	03/31/2011
Average loans outstanding during year	$1,972,394	$1,928,540	$1,906,562
Balance of allowance at beginning of year	27,593	27,832	27,832

LOANS CHARGED-OFF:
Commercial and industrial	252	2,403	589
Commercial real estate	969	4,488	311
Residential real estate	409	2,730	1,098
Consumer and other	259	608	166
Leases	0	3	0
Total loans charged-off	$1,889	$10,232	$2,164

RECOVERIES OF LOANS
PREVIOUSLY CHARGED-OFF:
Commercial and industrial	19	424	327
Commercial real estate	0	280	41
Residential real estate	0	33	1
Consumer and other	100	311	88
Total loans recovered	$119	$1,048	$457
Net loans charged-off	1,770	9,184	1,707
Additions to allowance charged to operations	1,125	8,945	1,910
Balance of allowance at end of year	$26,948	$27,593	$28,035
Annualized net charge-offs to average total loans and leases	0.36%	0.29%	0.36%

As of March 31, 2012 the allowance was $26.9 million or 1.36% of total loans and leases outstanding, compared with $27.6 million or 1.39% at December 31, 2011 and $28.0 million or 1.46% at March 31, 2011. Although nonperforming loans and leases and criticized and classified loans continue to be higher than historical levels, the Company has seen some early signs of improving economic conditions within the market areas in which it operates. The Company has seen some improvement in credit quality metrics over the past several quarters and current levels of nonperforming loans are down from the same period prior year. Nonperforming loans totaled $40.4 million at March 31, 2012, down 7.2% from March 31, 2011, and loans internally identified as Special Mention, Substandard, and Doubtful totaled $122.3 million, down 23.2% from the first quarter of 2011. However, with the strength of the economic recovery uncertain, there is no assurance that weak economic conditions may not adversely affect the credit quality of the Company’s loans and leases, results of operations, and financial condition going forward.

Net charge-offs for the three months ended March 31, 2012 were $1.8 million compared to $1.7 million in the comparable year ago period. Annualized net charge-offs for the first three months of 2012 represent 0.36% of average loans, which is in line with the same period in 2011, but is favorable to our peer group ratio of 0.93% at December 31, 2011.

Analysis of Past Due and Nonperforming Loans
(dollar amounts in thousands)	03/31/2012	12/31/2011	03/31/2011
Loans 90 days past due and accruing
Commercial and industrial	$28	$0	$932
Commercial real estate	1,202	0	330
Residential real estate	322	1,378	0
Consumer and other	0	2	0
Leases	0	0	4
Total loans 90 days past due and accruing	1,552	1,380	1,266
Nonaccrual loans
Commercial and industrial	7,292	7,105	7,377
Commercial real estate	24,194	26,352	25,894
Residential real estate	6,750	5,884	6,438
Consumer and other	219	237	176
Leases	0	10	17
Total nonaccrual loans	38,455	39,588	39,902
Troubled debt restructurings not included above	423	428	2,411
Total nonperforming loans and leases	40,430	41,396	43,579
Other real estate owned	1,906	1,334	2,270
Total nonperforming assets	$42,336	$42,730	$45,849
Allowance as a percentage of loans and leases outstanding	1.36%	1.39%	1.46%
Allowance as a percentage of nonperforming loans and leases	66.65%	66.65%	64.33%
Total nonperforming assets as percentage of total assets	1.19%	1.26%	1.40%

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDR”), and foreclosed real estate. Nonperforming assets represented 1.19% of total assets at March 31, 2012, compared to 1.26% at December 31, 2011, and 1.40% at March 31, 2011. Nonperforming assets are in line with year-end 2011 and down 7.7% from the first quarter of 2011. While the overall strength of the economy remains uncertain, there are signs of improvement in national and local economic conditions, which have contributed to some improvements in the financial conditions of several of the Company’s commercial and agricultural customers. The Company’s ratio of nonperforming assets to total assets continues to compare favorably to our peer group’s most recent ratio of 2.87% at December 31, 2011.

Nonperforming loans represented 2.04% of total loans at March 31, 2012, compared to 2.09% of total loans at December 31, 2011, and 2.28% of total loans at March 31, 2011. A breakdown of nonperforming loans by portfolio segment is shown above. Total nonperforming loans are in line with year-end 2011. Commercial real estate loans represent the largest component of nonperforming loans. Nonperforming commercial real estate loans include two relationships totaling $11.5 million at March 31, 2012 and $12.5 million at December 31, 2011. Both of these relationships are considered impaired and have either been written down to fair value or have specific allocations within the allowance model.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter include loans that meet the definition of a TDR but are performing in accordance with the modified terms. At March 31, 2012 the Company had $19.4 million in TDRs, of which $19.0 million where nonaccrual and included in the table above.

In general, the Company places a loan on nonaccrual status if principal or interest payments become 90 days or more past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when required by applicable regulations. Although in nonaccrual status, the Company may continue to receive payments on these loans. These payments are generally recorded as a reduction to principal, and interest income is recorded only after principal recovery is reasonably assured. As of March 31, 2012 and December 31, 2011, the Company was regularly receiving payments on over 60% of the loans categorized as nonaccrual.

The Company’s recorded investment in loans and leases that are considered impaired totaled $29.9 million at March 31, 2012, and $32.8 million at December 31, 2011. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all TDRs. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charge offs or specific allocations.

The average recorded investment in impaired loans and leases was $33.0 million at March 31, 2012, $32.9 million at December 31, 2011, and $36.1 million at March 31, 2011. At March 31, 2012, $4.6 million of impaired loans had specific reserve allocations of $2.5 million and $24.8 million had no specific reserve allocation. At December 31, 2011, $8.7 million of impaired loans had specific reserve allocations of $3.5 million and $28.1 million had no specific reserve allocation. The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserve because of the amount of collateral support with respect to these loans and previous charge-offs. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis. Interest income recognized on impaired loans and leases, all collected in cash, was $0 for the periods ended March 31, 2012 and December 31, 2011, respectively, and $10,000 for the period ended March 31, 2011.

The ratio of the allowance to nonperforming loans (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 0.67 times at March 31, 2012, which is in line with December 31, 2011, and 0.64 at March 31, 2011. The Company’s ratio is below our peer group ratio of 0.93 times as of December 31, 2011. The Company’s nonperforming loans are mostly made up of collateral dependent impaired loans requiring little to no specific allowance due to the level of collateral available with respect to these loans and/or previous charge-offs.

Management reviews the loan portfolio continuously for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its internal loan review function, identified 38 commercial relationships totaling $30.2 million at March 31, 2012, that were classified as Substandard and continue to accrue interest. This presents an improvement from the 60 commercial relationships totaling $40.2 million at December 31, 2011, which were classified as Substandard, and continued to accrue interest. Of the 38 commercial relationships that were Substandard, there are 6 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $21.5 million, the largest of which is $6.8 million. Over the past few years, the Company has seen an increase in potential problem loans as weak economic conditions have strained borrowers’ cash flows and collateral values. The decrease in the dollar volume of potential problem loans since year-end 2011 was mainly due to the upgrade of several large commercial credits, including agriculturally-related loans, to a risk grading better than Substandard. The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital

Total equity was $306.0 million at March 31, 2012, an increase of $6.8 million or 2.31% from December 31, 2011, mainly a result of net income of $7.8 million less cash dividends paid of $4.0 million and a $1.0 million increase for the exercise of stock options and $1.0 million for the issue of shares under the employee stock ownership plan.

Additional paid-in capital increased by $3.1 million, from $206.4 million at December 31, 2011, to $209.5 million at March 31, 2012. The increase is primarily attributable to $1.0 million related to shares issued for the employee stock ownership plan, $1.0 million related to stock option exercises and related tax benefits, $708,000 related to shares issued under dividend reinvestment plan, and $377,000 related to stock-based compensation. Retained earnings increased by $3.8 million from $96.4 million at December 31, 2011, to $100.3 million at March 31, 2012, reflecting net income of $7.8 million less dividends paid of $4.0 million. Accumulated other comprehensive loss increased from a net unrealized loss of $3.7 million at December 31, 2011 to a net unrealized loss of $3.8 million at March 31, 2012; reflecting a $460,000 decrease in unrealized gains on available-for-sale securities due to market rates, and at $300,000 increase related to postretirement benefit plans. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Cash dividends paid in the first three months of 2012 totaled approximately $4.0 million, representing 51.3% of year to date 2012 earnings. Cash dividends of $0.36 per common share paid in the first three months of 2012 were up 5.9% over cash dividends of $0.34 per common share paid in the first three months of 2011.

On October 25, 2011, the Company’s Board of Directors authorized a new stock repurchase plan for the Company to repurchase up to 335,000 shares of the Company’s common stock. Purchases may be made on the open market or in privately negotiated transactions over the 24 months following adoption of the plan. The repurchase program may be suspended, modified, or terminated at any time for any reason. No shares have been repurchased under the plan.

As previously mentioned, on April 3, 2012, the Company closed the registered public offering of 1,006,250 shares of its common stock (the “Offering”) at a price of $40.00 per share, less underwriting discounts and commissions. The Offering included the sale of 131,250 shares pursuant to the underwriters’ full exercise of their over-allotment option.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. The table below reflects the Company’s capital position at March 31, 2012, compared to the regulatory capital requirements for “well capitalized” institutions.

REGULATORY CAPITAL ANALYSIS
March 31, 2012	Actual		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$314,000	14.37%	$218,579	10.00%
Tier 1 Capital (to risk weighted assets)	$287,058	13.13%	$131,147	6.00%
Tier 1 Capital (to average assets)	$287,058	8.46%	$169,691	5.00%

As illustrated above, the Company’s capital ratios on March 31, 2012 remain above the minimum requirements for well capitalized institutions. Total capital as a percent of risk weighted assets increased 17 basis points from 14.2% at December 31, 2011. Tier 1 capital as a percent of risk weighted assets increased 23 basis points from 12.9% at the end of 2011. Tier 1 capital as a percent of average assets decreased 4 basis points from 8.5% at December 31, 2011. The increase in risk weighted capital ratios over year-end 2011 reflects an overall shift in the risk composition of earning assets to less risky categories, while the decline in the Tier 1 capital as a percent of average assets is attributed to an overall asset growth for the quarter outpacing growth in earnings over the same time period.

During the first quarter of 2010, the OCC notified the Company that it was requiring Mahopac National Bank, one of the Company’s three banking subsidiaries, to maintain certain minimum capital ratios at levels higher than those otherwise required by applicable regulations. The OCC is requiring Mahopac to maintain a Tier 1 capital to average assets ratio of 8.0%, a Tier 1 risk-based capital to risk-weighted capital ratio of 10.0% and a Total risk-based capital to risk-weighted assets ratio of 12.0%. Mahopac exceeded these minimum requirements at the time of the notification and continues to maintain ratios above these minimums. As of March 31, 2012, Mahopac had a Tier 1 capital to average assets ratio of 9.1%, a Tier 1 risk-based capital to risk-weighted capital ratio of 13.2% and a Total risk-based capital to risk-weighted assets ratio of 14.5%.

As of March 31, 2012, the capital ratios for the Company’s other two subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

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

Deposits and Other Liabilities
Total deposits of $2.9 billion at March 31, 2012 increased $198.9 million or 7.5% from December 31, 2011, due primarily to an $168.1 million increase in interest checking, savings and money market balances and a $41.8 million increase in time deposits offset by a $11.0 million decrease in non interest bearing deposits. Growth in municipal personal and business deposits accounted for a majority of the increase in savings and money market balances from year end 2011.

Total deposits were up $246.9 million or 9.5% over March 31, 2011. The increase was due to a $176.8 million increase in interest checking, savings and money market accounts of which $120.6 million was attributable to growth in personal and business segments and $84.8 million of growth in noninterest bearing deposits. This was offset by a decline in time deposits of $14.6 million compared to March 31, 2011, mainly attributable to declines in time deposits less than $100,000.

The most significant source of funding for the Company is core deposits. Prior to December 31, 2011, the Company defined core deposits as total deposits less time deposits of $100,000 or more, brokered deposits and municipal money market deposits. A provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) made permanent an increase in the maximum amount of FDIC deposit insurance for financial institutions to $250,000 per depositor. That maximum was $100,000 per depositor until 2009, when it was temporarily raised to $250,000. As a result of the permanently increased deposit insurance coverage, effective December 31, 2011 the Company defines core deposits as total deposits less time deposits of $250,000 or more (formerly $100,000), brokered deposits and municipal money market deposits.

Core deposits grew by $94.7 million or 4.3% to $2.3 billion at March 31, 2012 from $2.2 billion at year-end 2011. Core deposits represented 80.7% of total deposits at March 31, 2012, compared to 83.1% of total deposits at December 31, 2011.

Municipal money market accounts increased by $63.2 million or 21.7% to $354.9 million at March 31, 2012 from $291.7 million at year-end 2011. As compared to March 31, 2011, municipal money market accounts were relatively flat; increasing $5.6 million or 1.6%. In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August. Account balances tend to increase throughout the fall and into the winter months from tax deposits and receive an additional inflow at the end of March from the electronic deposit of state funds.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $54.5 million at March 31, 2012, and $49.1 million at December 31, 2011. Management generally views local repurchase agreements as an alternative to large time deposits. The Company’s wholesale repurchase agreements are primarily with the FHLB and amounted to $115.0 million at March 31, 2012, comparable to $120.0 million at December 31, 2011.

The Company’s other borrowings totaled $132.9 million at March 31, 2012, down $53.2 million or 28.6% from $186.1 million at December 31, 2011. Borrowings at March 31, 2012 included $120.0 million in FHLB term advances and a $10.8 million advance from another financial institution. Borrowings at year-end 2011 included $122.1 million in FHLB term advances, $53.1 million of overnight FHLB advances, and a $10.9 million advance from another financial institution. The decrease in borrowings reflects the pay down of FHLB borrowings as a result of deposit growth and soft loan demand. Of the $120.0 million in FHLB term advances at March 31, 2012, $85.0 million are due over one year. In 2007, the Company elected the fair value option under FASB ASC Topic 825 for a $10.0 million advance with the FHLB. The fair value of this advance decreased by $88,000 (net mark-to-market gain of $88,000) over the three months March 31, 2012.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered time deposits, municipal money market deposits, securities sold under agreements to repurchase and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources, at March 31, 2012, increased by $51.3 million or 6.4% from $804.0 million at December 31, 2011. Non-core funding sources, as a percentage of total liabilities, were 26.4% at March 31, 2012, compared to 25.9% at December 31, 2011. The increase in non-core funding sources was mainly due to declines in FHLB advances and an increase in municipal interest checking, savings and money market balances and time deposits of $250,000 or more. With the growth in core deposits and soft loan demand over the past several quarters, the Company has paid down non-core funding sources.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $871.1 million and $730.6 million at March 31, 2012 and December 31, 2011, respectively, were either pledged or sold under agreements to repurchase. Pledged securities represented 71.5% of total securities at March 31, 2012, compared to 66.1% of total securities at December 31, 2011.

Cash and cash equivalents totaled $103.3 million as of March 31, 2012, up from $49.6 million at December 31, 2011. Short-term investments, consisting of securities due in one year or less, increased from $19.6 million at December 31, 2011, to $25.6 million on March 31, 2012. The Company also has $18.8 million of securities designated as trading securities.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $608.6 million at March 31, 2012 compared with $653.0 million at December 31, 2011. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $742.3 million at March 31, 2012 as compared to $731.1 million at December 31, 2011. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At March 31, 2012, the unused borrowing capacity on established lines with the FHLB was $1.0 billion. As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At March 31, 2012, total unencumbered residential mortgage loans of the Company were $235.2 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of February 29, 2012 a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 0.44%, while a 100 basis point parallel decline in interest rates over a one-year period would result in a decrease in one-year net interest income from the base case of 0.52%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

In our most recent simulation, the base case scenario, which assumes interest rates remain unchanged from the date of the simulation, showed a slight decrease in net interest margin over the next twelve months. Funding cost reductions are limited and net interest income is expected to trend downward as loans and securities are assumed to roll back onto the balance sheet at lower than portfolio yields.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of March 31, 2012. The Company’s one-year net interest rate gap was a negative $176.6 million or 4.98% of total assets at March 31, 2012 compared with a negative $89.4 million or 2.63% of total assets at December 31, 2011. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap – March 31, 2012		Repricing Interval

(in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets1	$3,242,941	$782,648	$169,207	$305,578	$1,257,433
Interest-bearing liabilities	2,581,491	1,026,456	180,573	227,033	1,434,062
Net gap position		(243,808)	(11,366)	78,545	(176,629)
Net gap position as a percentage of total assets		(6.87%)	(0.32%)	2.21%	(4.98%)

1 Balances of available securities are shown at amortized cost

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2012. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report on Form 10-Q the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

January 1, 2012 through January 31, 2012	1,483	$40.57	0	335,000

February 1, 2012 through February 29, 2012	500	41.02	0	335,000

March 1, 2012 through March 31, 2012	0	0	0	335,000

Total	1,983	$40.67	0	335,000

Included in the table above are 1,483 shares purchased in January 2012, at an average cost of $40.57 and 500 shares purchased in February 2012, at an average cost of $41.02 by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, and were part of the director deferred compensation under that plan.

On October 25, 2011, the Company’s Board of Directors authorized a new stock repurchase plan for the Company to repurchase up to 335,000 shares of the Company’s common stock. Purchases may be made on the open market or in privately negotiated transactions over the 24 months following adoption of the plan. The repurchase program may be suspended, modified, or terminated at any time for any reason.

Recent Sales of Unregistered Securities

On June 1, 2011, 75,188 shares of the Company’s common stock were issued to one shareholder in a transaction exempt from registration pursuant to Section 4(2). On June 1, 2011, Tompkins Insurance acquired all the outstanding shares of Olver & Associates, Inc, a property and casualty insurance agency located in Ithaca, New York.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosure

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

The information called for by this item is incorporated by reference to the Exhibit Index included in this Quarterly Report on Form 10-Q, immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 10, 2012

TOMPKINS FINANCIAL CORPORATION

By:	/S/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Pages

2.1
Agreement and Plan of Merger, dated January 25, 2012, by and among the Company, TMP Mergeco. Inc. and VIST Financial Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 26, 2012 and incorporated by reference herein).

10.1	Form of Voting Agreement dated January 25, 2012 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2012 and incorporated by reference herein).

10.2
Summary of Compensation Arrangements for Named Executive Officers of Tompkins Financial Corporation (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 26, 2012 and incorporated by reference herein).

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	50

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	51

32.1	Certification of Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350	52

32.2	Certification of Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350	53

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed consolidated Statements of Condition as of March 31, 2012 and December 31, 2011; (ii) condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; (iv) condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2012 and 2011; and (v) Notes to unaudited Condensed Consolidated Financial Statements.

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