Form 10-Q
period 2012-06-30
TOMPKINS FINANCIAL CORP
filed 2012-08-09
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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
Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒.

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

Class	Outstanding as of July 31, 2012
Common Stock, $0.10 par value	12,215,898 shares

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data) (Unaudited)	As of	As of
ASSETS	06/30/2012	12/31/2011
Cash and noninterest bearing balances due from banks	$57,974	$47,297
Interest bearing balances due from banks	1,805	2,170
Money market funds	0	100
Cash and Cash Equivalents	59,779	49,567

Trading securities, at fair value	17,935	19,598
Available-for-sale securities, at fair value	1,183,088	1,143,546
Held-to-maturity securities, fair value of $27,613 at June 30, 2012, and $27,255 at December 31, 2011	27,120	26,673
Loans and leases, net of unearned income and deferred costs and fees	2,019,681	1,981,849
Less: Allowance for loan and lease losses	26,865	27,593
Net Loans and Leases	1,992,816	1,954,256

Federal Home Loan Bank stock and Federal Reserve Bank stock	16,692	19,070
Bank premises and equipment, net	45,167	44,712
Corporate owned life insurance	43,864	43,044
Goodwill	44,891	43,898
Other intangible assets, net	3,761	4,096
Accrued interest and other assets	47,556	51,788
Total Assets	$3,482,669	$3,400,248

LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	1,439,875	1,356,870
Time	678,550	687,321
Noninterest bearing	646,668	616,373
Total Deposits	2,765,093	2,660,564

Federal funds purchased and securities sold under agreements to repurchase	161,662	169,090
Other borrowings, including certain amounts at fair value of $11,927 at June 30, 2012 and $12,093 at December 31, 2011	121,934	186,075
Trust preferred debentures	25,067	25,065
Other liabilities	55,213	60,311
Total Liabilities	$3,128,969	$3,101,105
EQUITY
Tompkins Financial Corporation shareholders’ equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 12,259,700 at June 30, 2012; and 11,159,466 at December 31, 2011	1,226	1,116
Additional paid-in capital	248,403	206,395
Retained earnings	104,680	96,445
Accumulated other comprehensive income (loss)	484	(3,677)
Treasury stock, at cost – 95,588 shares at June 30, 2012, and 95,105 shares at December 31, 2011	(2,610)	(2,588)

Total Tompkins Financial Corporation Shareholders’ Equity	352,183	297,691
Noncontrolling interests	1,517	1,452
Total Equity	$353,700	$299,143
Total Liabilities and Equity	$3,482,669	$3,400,248

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
(In thousands, except per share data) (Unaudited)	06/30/2012	06/30/2011	06/30/2012	06/30/2011
INTEREST AND DIVIDEND INCOME
Loans	$25,403	$25,883	$50,706	$51,584
Due from banks	5	4	8	9
Federal funds sold	0	1	2	5
Trading securities	189	220	387	455
Available-for-sale securities	7,523	7,896	14,699	15,583
Held-to-maturity securities	225	331	450	696
Federal Home Loan Bank stock and Federal Reserve Bank stock	196	219	417	509
Total Interest and Dividend Income	33,541	34,554	66,669	68,841
INTEREST EXPENSE
Time certificates of deposits of $100,000 or more	720	868	1,454	1,717
Other deposits	1,798	2,565	3,825	5,190
Federal funds purchased and securities sold under agreements to repurchase	1,074	1,248	2,166	2,540
Trust preferred debentures	402	388	807	792
Other borrowings	1,437	1,533	2,866	3,108
Total Interest Expense	5,431	6,602	11,118	13,347
Net Interest Income	28,110	27,952	55,551	55,494
Less: Provision for loan and lease losses	1,011	1,005	2,136	2,915
Net Interest Income After Provision for Loan and Lease Losses	27,099	26,947	53,415	52,579
NONINTEREST INCOME
Investment services income	3,493	3,825	6,890	7,665
Insurance commissions and fees	3,760	3,459	7,398	6,833
Service charges on deposit accounts	1,593	2,107	3,378	4,091
Card services income	1,280	1,269	2,849	2,514
Mark-to-market (loss) gain on trading securities	(75)	165	(157)	115
Mark-to-market gain (loss) on liabilities held at fair value	77	(202)	166	(27)
Net other-than-temporary impairment losses1	(65)	0	(65)	0
Other income	1,770	1,390	3,034	3,219
Net gain on securities transactions	933	0	935	95
Total Noninterest Income	12,766	12,013	24,428	24,505
NONINTEREST EXPENSES
Salaries and wages	11,081	11,211	22,381	22,036
Pension and other employee benefits	4,123	3,657	8,422	7,688
Net occupancy expense of premises	1,793	1,706	3,598	3,601
Furniture and fixture expense	1,116	1,199	2,216	2,237
FDIC insurance	554	531	1,082	1,582
Amortization of intangible assets	124	146	257	316
Merger related expenses	879	0	972	0
Other operating expense	7,185	6,713	14,298	12,920
Total Noninterest Expenses	26,855	25,163	53,226	50,380
Income Before Income Tax Expense	13,010	13,797	24,617	26,704
Income Tax Expense	4,151	4,364	7,912	8,466
Net Income attributable to Noncontrolling Interests and Tompkins Financial Corporation	8,859	9,433	16,705	18,238
Less: Net income attributable to noncontrolling interests	33	33	65	65
Net Income Attributable to Tompkins Financial Corporation	$8,826	$9,400	$16,640	$18,173
Basic Earnings Per Share	$0.72	$0.86	$1.43	$1.66
Diluted Earnings Per Share	$0.72	$0.85	$1.42	$1.65

1 In 2012, other-than-temporary impairment ("OTTI") on securities available-for-sale totaling $148,000 in losses were recognized which included $83,000 recognized in AOCI, and $65,000 of OTTI losses recognized in noninterest income.  In 2011, OTTI on securities available for sale totaled $0 through June 30, 2011.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended
(in thousands)	06/30/2012	06/30/2011
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$8,859	$9,433
Other comprehensive income (loss), net of tax:

Unrealized gain on available-for-sale securities:
Net unrealized holding gain on available-for-sale securities arising during the period (net of tax of $2,937 in 2012 and $5,375 in 2011).	4,407	8,067

Reclassification adjustment for net realized gain on sale included in of available-for-sale securities (net of tax of $372 in 2012 and $0 in 2011).	(561)	0

Other-than-temporary impairment on available-for-sale securities
Net of tax of $26 in 2012 and $0 in 2011)1	39	0

Employee benefit plans:
Net retirement plan gain (net of tax of $290 for 2012 and $192 for 2011).	435	290

Other comprehensive (loss) income	4,320	8,357
Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	13,179	17,790
Less: Other comprehensive income attributable to noncontrolling interests	(33)	(33)
Total comprehensive income attributable to Tompkins Financial Corporation	$13,146	$17,757

	Six Months Ended
(in thousands)	06/30/2012	06/30/2011
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$16,705	$18,238
Other comprehensive income (loss), net of tax:

Unrealized gain on available-for-sale securities:
Net unrealized holding gain on available-for-sale securities arising during the period (net of tax of $2,630 in 2012 and $6,083 in 2011).	3,949	9,128

Reclassification adjustment for net realized gain on sale included in of available-for-sale securities (net of tax of $373 in 2012 and $38 in 2011).	(562)	(57)

Other-than-temporary impairment on available-for-sale securities
Net of tax of $26 in 2012 and $0 in 2011)1	39	0

Employee benefit plans:
Net retirement plan gain (net of tax of $490 for 2012 and $376 for 2011).	735	564

Other comprehensive (loss) income	4,161	9,635

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	20,866	27,873
Less: Other comprehensive income attributable to noncontrolling interests	(65)	(65)
Total comprehensive income attributable to Tompkins Financial Corporation	$20,801	$27,808

In 2012, other-than-temporary impairment ("OTTI") on securities available-for-sale totaling $148,000 were recognized, which included $83,000 recognized in accumulated other comprehensive income, and $65,000 of OTTI was recognized in non interest income. In 2011, OTTI on securities available-for-sale totaled $0 through June 30, 2011.

See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	06/30/2012	06/30/2011
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$16,640	$18,173
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,136	2,915
Depreciation and amortization of premises, equipment, and software	2,416	2,375
Amortization of intangible assets	257	316
Earnings from corporate owned life insurance	(817)	(761)
Net amortization on securities	5,135	4,045
Other than temporary impairment loss	65	0
Mark-to-market loss (gain) on trading securities	157	(115)
Mark-to-market loss on liabilities held at fair value	(166)	27
Net gain on securities transactions	(935)	(95)
Net gain on sale of loans	(250)	(300)
Proceeds from sale of loans	11,161	15,932
Loans originated for sale	(11,083)	(14,396)
Net gain on sale of bank premises and equipment	(6)	(6)
Stock-based compensation expense	688	631
Increase in accrued interest receivable	(111)	(605)
Decrease in accrued interest payable	(67)	(367)
Proceeds from maturities and payments of trading securities	1,484	1,818
Contribution to pension plan	(5,000)	(2,750)
Other, net	3,229	4,623
Net Cash Provided by Operating Activities	24,933	31,460
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	163,264	189,113
Proceeds from sales of available-for-sale securities	92,670	34,019
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	4,908	28,668
Purchases of available-for-sale securities	(294,007)	(260,039)
Purchases of held-to-maturity securities	(5,358)	(3,445)
Net increase in loans	(40,524)	(13,980)
Net decrease in Federal Home Loan Bank stock and Federal Reserve Bank stock	2,378	3,185
Proceeds from sale of bank premises and equipment	18	46
Purchases of bank premises and equipment	(2,413)	(1,405)
Cash used in acquisitions	(1,038)	(243)
Other, net	(748)	(672)
Net Cash Used in Investing Activities	(80,850)	(24,753)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	113,300	102,902
Net decrease in time deposits	(8,771)	(26,767)
Net decrease in Federal funds purchases and securities sold under agreements to repurchase	(7,428)	(5,064)
Increase in other borrowings	0	45,880
Repayment of other borrowings	(63,975)	(117,457)
Cash dividends	(8,405)	(7,431)
Common stock issued	37,978	0
Shares issued for dividend reinvestment plan	936	1,258
Shares issued for employee stock ownership plan	1,037	1,053
Net proceeds from exercise of stock options	1,370	740
Tax benefit from stock option exercises	87	(7)
Net Cash Provided by Financing Activities	66,129	(4,893)
Net Increase in Cash and Cash Equivalents	10,212	1,814
Cash and cash equivalents at beginning of period	49,567	49,665
Total Cash & Cash Equivalents at End of Period	59,779	51,479
Supplemental Information:
Cash paid during the year for - Interest	$11,185	$13,714
Cash paid during the year for - Taxes	8,629	3,744
Transfer of loans to other real estate owned	1,314	538

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income		Non-controlling Interests

(in thousands except share and per share data)	Common Stock		Retained Earnings		Treasury Stock		Total
Balances at January 1, 2011	$1,093	$198,114	$76,446	$(1,260)	$(2,437)	$1,452	$273,408
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			18,173			65	18,238
Other comprehensive income				9,635			9,635
Total Comprehensive Income							27,873
Cash dividends ($0.68 per share)			(7,431)				(7,431)
Exercise of stock options and related tax benefit (22,459 shares, net)	2	731					733
Stock-based compensation expense		631					631
Shares issued for dividend reinvestment plan (31,293 shares, net)	3	1,255					1,258
Shares issued for employee stock ownership plan (25,139 shares)	3	1,050					1,053
Directors deferred compensation plan ((1,437) shares, net)		(24)			24		0
Share issued for purchase acquisition (75,188 shares)	8	2,527					2,535
Forfeiture of restricted shares (600 shares)
Balances at June 30, 2011	$1,109	$204,284	$87,188	$8,375	$(2,413)	$1,517	$300,060

Balances at January 1, 2012	$1,116	$206,395	$96,445	$(3,677)	$(2,588)	$1,452	$299,143
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			16,640			65	16,705
Other comprehensive (loss) income				4,161			4,161
Total Comprehensive Income							20,866
Cash dividends ($0.72 per share)			(8,405)				(8,405)
Exercise of stock options and related tax benefit (45,853 shares, net)	5	1,452					1,457
Stock-based compensation expense		688					688
Shares issued for dividend reinvestment plan (23,168 shares, net)	2	934					936
Shares issued for employee stock ownership plan (25,655 shares, net)	2	1,035					1,037
Directors deferred compensation plan (483 shares, net)		22			(22)		0
Common stock issued (1,006,250 shares)	101	37,877					37,978
Forfeiture of restricted shares (692 shares)
Balances at June 30, 2012	$1,226	$248,403	$104,680	$484	$(2,610)	$1,517	$353,700

 See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, insurance, and brokerage services. At June 30, 2012, the Company’s subsidiaries included:  three wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile, The Mahopac National Bank (“Mahopac National Bank”) and AM&M Financial Services, Inc., a wholly owned registered investment advisor (“AM&M”); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). AM&M and the trust division of the Trust Company provide a full array of investment services under the Tompkins Financial Advisors division, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services.  The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (607) 273-3210.  The Company’s common stock is traded on the NYSE MKT LLC under the Symbol “TMP.”

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

ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 became effective on January 1, 2012. With the adoption of ASU 2011-05, the Company’s consolidated financial statements now include a separate condensed consolidated statements of comprehensive income.

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

4.  Securities

Available-for-Sale Securities

The following table summarizes available-for-sale securities held by the Company at June 30, 2012:

	Available-for-Sale Securities
June 30, 2012	Amortized Cost1	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
U.S. Treasury securities	$2,008	$22	$0	$2,030
Obligations of U.S. Government sponsored entities	543,324	18,888	12	562,200
Obligations of U.S. states and political subdivisions	54,768	2,298	20	57,046
Mortgage-backed securities – residential, issued by
U.S. Government agencies	106,698	5,994	0	112,692
U.S. Government sponsored entities	420,690	17,186	0	437,876
Non-U.S. Government agencies or sponsored entities	5,163	2	91	5,074
U.S. corporate debt securities	5,013	135	0	5,148
Total debt securities	1,137,664	44,525	123	1,182,066
Equity securities	1,022	0	0	1,022
Total available-for-sale securities	$1,138,686	$44,525	$123	$1,183,088
1 Net of other-than-temporary impairment losses recognized in earnings.

The following table summarizes available-for-sale securities held by the Company at December 31, 2011:

	Available-for-Sale Securities
December 31, 2011	Amortized Cost1	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
U.S. Treasury securities	$2,020	$50	$0	$2,070
Obligations of U.S. Government sponsored entities	408,958	13,663	31	422,590
Obligations of U.S. states and political subdivisions	56,939	2,722	8	59,653
Mortgage-backed securities – residential, issued by
U.S. Government agencies	123,426	6,347	0	129,773
U.S. Government sponsored entities	501,136	16,300	58	517,378
Non-U.S. Government agencies or sponsored entities	6,334	0	458	5,876
U.S. corporate debt securities	5,017	166	0	5,183
Total debt securities	1,103,830	39,248	555	1,142,523
Equity securities	1,023	0	0	1,023
Total available-for-sale securities	$1,104,853	$39,248	$555	$1,143,546
1 Net of other-than-temporary impairment losses recognized in earnings.

Held-to-Maturity Securities

The following table summarizes held-to-maturity securities held by the Company at June 30, 2012:

June 30, 2012	Held-to-Maturity Securities
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. states and political subdivisions	$27,120	$493	$0	$27,613
Total held-to-maturity debt securities	$27,120	$493	$0	$27,613

The following table summarizes held-to-maturity securities held by the Company at December 31, 2011:

December 31, 2011	Held-to-Maturity Securities
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. states and political subdivisions	$26,673	$582	$0	$27,255
Total held-to-maturity debt securities	$26,673	$582	$0	$27,255

Realized gains on available-for-sale securities were $933,000 and $935,000 in the second quarter and six months ending June 30, 2012, respectively, and $0 and $209,000 in the same periods of 2011; realized losses on available-for-sale securities were $0 in the second quarter and six months ending June 30, 2012, respectively, and $0 and $114,000 in the same time periods of 2011.

The following table summarizes available-for-sale securities that had unrealized losses at June 30, 2012:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$5,274	$12	$0	$0	$5,274	$12
Obligations of U.S. states and political subdivisions	3,703	20	0	0	3,703	20

Mortgage-backed securities – residential, issued by
Non-U.S. Government agencies or sponsored entities	1,276	40	3,269	51	4,545	91
Total available-for-sale securities	$10,253	$72	$3,269	$51	$13,522	$123

There were no unrealized losses on held-to-maturity securities at June 30, 2012.

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2011:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$30,831	$31	$0	$0	$30,831	$31
Obligations of U.S. states and political subdivisions	1,083	8	0	0	1,083	8

Mortgage-backed securities – residential, issued by
U.S. Government sponsored entities	28,307	58	0	0	28,307	58
Non-U.S. Government agencies or sponsored entities	1,944	172	3,932	286	5,876	458
Total available-for-sale securities	$62,165	$269	$3,932	$286	$66,097	$555

There were no unrealized losses on held-to-maturity securities at December 31, 2011.

The gross unrealized losses reported at June 30, 2012 and December 31, 2011 for mortgage-backed securities-residential relate to investment securities issued by U.S. government sponsored entities such as Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, and U.S. government agencies such as Government National Mortgage Association, and non U.S. Government agencies or sponsored entities.  Total gross unrealized losses were primarily attributable to changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and generally not due to the credit quality of the investment securities.

The Company does not intend to sell the securities that are in an unrealized loss position and it is not more-likely-than not that the Company will be required to sell these available-for-sale investment securities, before recovery of their amortized cost basis, which may be at maturity.  Accordingly, as of June 30, 2012, and December 31, 2011, management believes the unrealized losses detailed in the tables above are not other-than-temporary.

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

As of June 30, 2012, the Company held five mortgage backed securities, with a fair value of $5.1 million, that were not issued by U.S. Government agencies or U.S. Government sponsored entities.  In 2009, the Company determined that three of these non-U.S. Government mortgage backed securities were other-than-temporarily impaired based on an analysis of the above factors for these three securities.  As a result, the Company recorded other-than-temporary impairment charges of $2.0 million in 2009 on these investments.  The credit loss component of $146,000 was recorded as other-than-temporary impairment losses in the consolidated statement of income, while the remaining non-credit portion of the impairment loss was recognized in other comprehensive income in the condensed consolidated statements of condition and changes in shareholders’ equity.  In 2010 and 2011, the Company recorded an additional credit loss component of other-than-temporary charge of $34,000 and $65,000, respectively.  The Company’s review of these securities as of June 30, 2012 determined that an additional credit loss component of other than temporary impairment charge of $65,000 was necessary.  As of June 30, 2012, these securities had an unrealized loss of $89,000, which was recognized in other comprehensive income.  A continuation or worsening of current economic conditions may result in additional credit loss component of other-than-temporary impairment losses related to these investments.

The following table summarizes the roll-forward of credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment is recognized in other comprehensive income:

	Three Months Ended		Six Months Ended
(in thousands)	06/30/2012	06/30/2011	06/30/2012	06/30/2011
Credit losses at beginning of the period	$245	$180	$245	$180
Credit losses related to securities for which an other-than-temporary impairment was previously recognized	65	0	65	-
Ending balance of credit losses on debt securities held for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$310	$180	$310	$180

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed securities are shown separately since they are not due at a single maturity date.

June 30, 2012
(in thousands)	Amortized Cost1	Fair Value
Available-for-sale securities:
Due in one year or less	$12,698	$12,888
Due after one year through five years	184,960	197,220
Due after five years through ten years	403,325	412,035
Due after ten years	4,130	4,281
Total	605,113	626,424
Mortgage-backed securities	532,551	555,642
Total available-for-sale debt securities	$1,137,664	$1,182,066
1 Net of other-than-temporary impairment losses recognized in earnings.

December 31, 2011
(in thousands)	Amortized Cost1	Fair Value
Available-for-sale securities:
Due in one year or less	$8,611	$8,722
Due after one year through five years	252,388	265,814
Due after five years through ten years	202,782	205,584
Due after ten years	9,153	9,376
Total	472,934	489,496
Mortgage-backed securities	630,896	653,027
Total available-for-sale debt securities	$1,103,830	$1,142,523
1 Net of other-than-temporary impairment losses recognized in earnings.

June 30, 2012
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$15,557	$15,615
Due after one year through five years	7,877	8,189
Due after five years through ten years	2,875	2,998
Due after ten years	811	811
Total held-to-maturity debt securities	$27,120	$27,613

December 31, 2011
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$11,905	$11,932
Due after one year through five years	10,808	11,234
Due after five years through ten years	3,004	3,133
Due after ten years	956	956
Total held-to-maturity debt securities	$26,673	$27,255

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock and non-marketable Federal Reserve Bank (“FRB”) stock, both of which are required to be held for regulatory purposes and for borrowing availability.  The required investment in FHLBNY stock is tied to the Company’s borrowing levels with the FHLBNY.  Holdings of FHBLNY stock and FRB stock totaled $14.6 million and $2.1 million at June 30, 2012, respectively, and $17.0 million and $2.1 million at December 31, 2011, respectively.  The FHLBNY continues to pay dividends and repurchase its stock.  As such, the Company has not recognized any impairment on its holdings of FHLBNY stock.

Trading Securities

The following summarizes trading securities, at estimated fair value, as of:

(in thousands)	06/30/2012	12/31/2011

Obligations of U.S. Government sponsored entities	$12,295	$12,693
Mortgage-backed securities – residential, issued by U.S. Government sponsored entities	5,640	6,905
Total	$17,935	$19,598

The net (loss) gain on trading account securities, which reflect mark-to-market adjustments, totaled ($75,000) and ($157,000) for the three and six months ended June 30, 2012, and $165,000 and $115,000 for the three and six months ended June 30, 2011.

5. Loans and Leases

Loans and Leases at June 30, 2012, and December 31, 2011 were as follows:

(in thousands)	06/30/2012	12/31/2011
Commercial and industrial
Agriculture	$56,241	$67,566
Commercial and industrial other	425,306	417,128
Subtotal commercial and industrial	481,547	484,694
Commercial real estate
Construction	31,734	47,304
Agriculture	47,573	53,071
Commercial real estate other	702,458	665,859
Subtotal commercial real estate	781,765	766,234
Residential real estate
Home equity	156,911	161,278
Mortgages	534,552	500,034
Subtotal residential real estate	691,463	661,312
Consumer and other
Indirect	29,569	32,787
Consumer and other	31,192	30,961
Subtotal consumer and other	60,761	63,748
Leases	4,993	6,489
Total loans and leases	2,020,529	1,982,477
Less: unearned income and deferred costs and fees	(848)	(628)
Total loans and leases, net of unearned income and deferred costs and fees	$2,019,681	$1,981,849

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures.  Management reviews these policies and procedures on a regular basis.  The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 5 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no significant changes in these policies and guidelines.  As such, these policies continue through new originations as well as those balances held at June 30, 2012.  The Company’s Board of Directors approves the lending policies at least annually.  The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines.  Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

An age analysis of past due loans, segregated by class of loans, as of June 30, 2012 is provided below.

	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing	Nonaccrual
(in thousands)
Commercial and industrial
Agriculture	$0	$0	$56,241	$56,241	$0	$34
Commercial and industrial other	1,014	2,679	421,613	425,306	0	5,116
Subtotal commercial and industrial	1,014	2,679	477,854	481,547	0	5,150
Commercial real estate
Construction	6	8,469	23,259	31,734	0	11,477
Agriculture	214	0	47,359	47,573	0	24
Commercial real estate other	3,031	8,939	690,488	702,458	0	13,228
Subtotal commercial real estate	3,251	17,408	761,106	781,765	0	24,729
Residential real estate
Home equity	813	1,677	154,421	156,911	321	1,663
Mortgages	4,256	4,355	525,941	534,552	0	5,073
Subtotal residential real estate	5,069	6,032	680,362	691,463	321	6,736
Consumer and other
Indirect	815	128	28,626	29,569	0	134
Consumer and other	0		31,192	31,192	0	0
Subtotal consumer and other	815	128	59,818	60,761	0	134
Leases	0	0	4,993	4,993	0	0
Total loans and leases	10,149	26,247	1,984,133	2,020,529	321	36,749
Less: unearned income and deferred costs and fees	0	0	0	(848)	0	0
Total loans and leases, net of unearned income and deferred costs and fees	$10,149	$26,247	$1,984,133	$2,019,681	$321	$36,749

An age analysis of past due loans, segregated by class of loans, as of December 31, 2011 is provided below.

	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing	Nonaccrual
(in thousands)
Commercial and industrial
Agriculture	26	0	67,540	67,566	0	175
Commercial and industrial other	890	155	416,083	417,128	0	6,930
Subtotal commercial and industrial	916	155	483,623	484,694	0	7,105
Commercial real estate
Construction	102	7,761	39,441	47,304	0	12,958
Agriculture	186	211	52,674	53,071	0	346
Commercial real estate other	4,923	9,449	651,487	665,859	0	13,048
Subtotal commercial real estate	5,211	17,421	743,602	766,234	0	26,352
Residential real estate
Home equity	1,217	1,232	158,829	161,278	322	1,222
Mortgages	4,808	4,942	490,284	500,034	1,056	4,662
Subtotal residential real estate	6,025	6,174	649,113	661,312	1,378	5,884
Consumer and other
Indirect	1,009	228	31,550	32,787	2	237
Consumer and other	0	0	30,961	30,961	0	0
Subtotal consumer and other	1,009	228	62,511	63,748	2	237
Leases	10	0	6,479	6,489	0	10
Total loans and leases	13,171	23,978	1,945,328	1,982,477	1,380	39,588
Less: unearned income and deferred costs and fees	0	0	0	(628)	0	0
Total loans and leases, net of unearned income and deferred costs and fees	$13,171	$23,978	$1,945,328	$1,981,849	$1,380	$39,588

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimates.  Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values.  While management’s evaluation of the allowance as of June 30, 2012, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase the allowance.

The following tables detail activity in the allowance for possible loan and lease losses by portfolio segment for the three and six months ended June 30, 2012 and 2011.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended June 30, 2012
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:

Beginning balance	$8,270	$12,314	$4,491	$1,868	$5	$26,948

Charge-offs	(329)	(200)	(614)	(152)	0	(1,295)
Recoveries	46	0	66	89	0	201
Provision	(180)	853	407	(85)	16	1,011
Ending Balance	$7,807	$12,967	$4,350	$1,720	$21	$26,865

Three months ended June 30, 2011
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:

Beginning balance	$8,694	$13,891	$3,809	$1,587	$54	$28,035

Charge-offs	(668)	(58)	(97)	(102)	0	(925)
Recoveries	66	64	31	85	0	246
Provision	(252)	547	682	35	(7)	1,005
Ending Balance	$7,840	$14,444	$4,425	$1,605	$47	$28,361

Six months ended June 30, 2012
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:

Beginning balance	$8,936	$12,662	$4,247	$1,709	$39	$27,593

Charge-offs	(581)	(1,169)	(1,023)	(411)	0	(3,184)
Recoveries	65	0	66	189	0	320
Provision	(613)	1,474	1,060	233	(18)	2,136
Ending Balance	$7,807	$12,967	$4,350	$1,720	$21	$26,865

Six months ended June 30, 2011
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:

Beginning balance	$7,824	$14,445	$3,526	$1,976	$61	$27,832

Charge-offs	(1,257)	(369)	(1,195)	(268)	0	(3,089)
Recoveries	393	105	32	173	0	703
Provision	880	263	2,062	(276)	(14)	2,915
Ending Balance	$7,840	$14,444	$4,425	$1,605	$47	$28,361

At June 30, 2012 and December 31, 2011, the allocation of the allowance for loan and lease losses summarized on the basis of the Company's impairment methodology was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

June 30, 2012
Individually evaluated for impairment	$2,521	$194	$0	$0	$0	$2,715
Collectively evaluated for impairment	5,286	12,773	4,350	1,720	21	24,150
Ending balance	$7,807	$12,967	$4,350	$1,720	$21	$26,865

December 31, 2011
Individually evaluated for impairment	$2,863	$667	$0	$0	$0	$3,530
Collectively evaluated for impairment	6,073	11,995	4,247	1,709	39	24,063
Ending balance	$8,936	$12,662	$4,247	$1,709	$39	$27,593

The recorded investment in loans and leases summarized on the basis of the Company's impairment methodology as of June 30, 2012 and December 31, 2011 was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

June 30, 2012
Individually evaluated for impairment	$5,876	$23,882	$488	$0	$0	$30,246
Collectively evaluated for impairment	475,671	757,883	690,975	60,761	4,993	1,990,283
Total	$481,547	$781,765	$691,463	$60,761	$4,993	$2,020,529

December 31, 2011
Individually evaluated for impairment	$10,161	22,150	$445	$0	$0	$32,756
Collectively evaluated for impairment	474,533	744,084	660,867	63,748	6,489	1,949,721
Total	$484,694	$766,234	$661,312	$63,748	$6,489	$1,982,477

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

Impaired loans are set forth in the tables below as of June 30, 2012 and December 31, 2011.

	06/30/2012			12/31/2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance

Commercial and industrial
Commercial and industrial other	$2,547	$2,647	$0	$2,489	$2,915	$0
Commercial real estate
Construction	11,016	17,794	0	9,018	14,628	0
Commercial real estate other	13,295	14,286	0	12,150	12,496	0
Residential real estate
Residential real estate other	488	488	0	445	445	0
Subtotal	$27,346	$35,215	$0	$24,102	$30,484	$0

With related allowance

Commercial and industrial
Commercial and industrial other	4,048	4,048	2,521	4,197	4,197	2,113
Commercial real estate
Construction	0	0	0	3,475	3,475	750
Commercial real estate other	960	960	194	982	982	667
Subtotal	$5,008	$5,008	$2,715	$8,654	$8,654	$3,530
Total	$32,354	$40,223	$2,715	$32,756	$39,138	$3,530

The average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended		Three Months Ended
	06/30/2012		06/30/2011
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance

Commercial and industrial
Commercial and industrial other	2,966	4	2,710	0
Commercial real estate
Construction	11,247	0	0	0
Commercial real estate other	10,380	0	10,469	0
Residential real estate
Residential real estate other	488	0	0	0
Subtotal	$25,081	$4	$13,179	$0

With related allowance

Commercial and industrial
Commercial and industrial other	4,067	0	2,001	0
Commercial real estate
Construction	0	0	13,010	0
Commercial real estate other	1,026	6	4,992	0
Subtotal	$5,093	$6	$20,003	$0
Total	$30,174	$10	$33,182	$0

	Six Months Ended		Six Months Ended
	06/30/2012		06/30/2011
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance

Commercial and industrial
Commercial and industrial other	3,108	4	2,768	0
Commercial real estate
Construction	13,196	0	0	0
Commercial real estate other	10,516	0	10,977	10
Residential real estate
Residential real estate other	488	0	0	0
Subtotal	$27,308	$4	$13,745	$10

With related allowance

Commercial and industrial
Commercial and industrial other	4,110	0	2,367	0
Commercial real estate
Construction	0	0	13,113	0
Commercial real estate other	1,049	24	4,052	0
Subtotal	$5,159	$24	$19,532	$0
Total	$32,467	$28	$33,277	$10

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties; the Company makes a concession(s) to the borrower that it would not otherwise consider.  These modifications may include, among others, an extension for the term of the loan, and granting a period when interest-only payments can be made with the principal payments made over the remaining term of the loan or at maturity.  There was one loan modified as a TDR during the three and six months ended June 30, 2012.

Troubled Debt Restructuring

June 30, 2012	Three months ended			Six months ended
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(in thousands)
Residential real estate
Mortgages	1	62	62	1	62	62

Total	1	$62	$62	1	$62	$62

A loan that was restructured as a TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.  During the three and six months ended June 30, 2012, there was one loan classified as a TDR that became 91 days past due, with a balance of $56,000.

The following tables present credit quality indicators (internal risk grade) by class of commercial and industrial loans and commercial real estate loans as of June 30, 2012 and December 31, 2011.

June 30, 2012
	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total

(in thousands)
Internal risk grade:
Pass	$382,907	$55,641	$645,497	$45,501	$11,341	$1,140,887
Special Mention	28,254	196	26,673	715	7,814	63,652
Substandard	14,145	404	29,700	1,357	12,579	58,185
Doubtful	0	0	588	0	0	588
Total	$425,306	$56,241	$702,458	$47,573	$31,734	$1,263,312

December 31, 2011
	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total

(in thousands)
Internal risk grade:
Pass	$377,083	$65,795	$602,915	$50,333	$28,232	$1,124,358
Special Mention	14,488	1,059	25,743	1,022	9,844	52,156
Substandard	25,557	712	35,707	1,716	9,228	72,920
Doubtful	0	0	1,494	0	0	1,494
Total	$417,128	$67,566	$665,859	$53,071	$47,304	$1,250,928

The following tables present credit quality indicators by class of residential real estate loans and by class of consumer loans. Nonperforming loans include nonaccrual, impaired, and loans 90 days past due and accruing interest. All other loans are considered performing as of June 30, 2012 and December 31, 2011.

June 30, 2012
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Performing	$154,927	$529,479	$29,435	$31,192	$745,033
Nonperforming	1,984	5,073	134	0	7,191
Total	$156,911	$534,552	$29,569	$31,192	$752,224

December 31, 2011
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Performing	$159,734	$494,316	$32,548	$30,961	$717,559
Nonperforming	1,544	5,718	239	0	7,501
Total	$161,278	$500,034	$32,787	$30,961	$725,060

7. Earnings Per Share

The Company follows the provisions of FASB ASC Topic 260, Earnings Per Share (“EPS”).   A computation of Basic EPS and Diluted EPS for the three and six months ended June 30, 2012 and 2011 is presented in the table below.

	Three Months Ended
(in thousands, except share and per share data)	06/30/2012	06/30/2011
Basic
Net income available to common shareholders	$8,826	$9,400
Less: dividends and undistributed earnings allocated to unvested restricted stock awards	(33)	(11)
Net earnings allocated to common shareholders	8,793	9,389

Weighted average shares outstanding, including participating securities	12,195,047	10,988,016

Less: average participating securities	(48,425)	(13,400)
Weighted average shares outstanding - Basic	12,146,622	10,974,616

Diluted
Net earnings allocated to common shareholders	8,793	9,389

Weighted average shares outstanding - Basic	12,146,622	10,974,616

Dilutive effect of common stock options or restricted stock awards	19,795	34,117

Weighted average shares outstanding - Diluted	12,166,417	11,008,733

Basic EPS	0.72	0.86
Diluted EPS	0.72	0.85

The dilutive effect of common stock options or restricted awards calculation for the three months ended June 30, 2012 and 2011 excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 776,465 and 679,245 because the exercise prices were greater than the average market price during these periods.

	Six Months Ended
(in thousands, except share and per share data)	06/30/2012	06/30/2011
Basic
Net income available to common shareholders	$16,640	$18,173
Less: dividends and undistributed earnings allocated to unvested restricted stock awards	(67)	(22)
Net earnings allocated to common shareholders	16,573	18,151

Weighted average shares outstanding, including participating securities	11,673,332	10,953,756

Less: average participating securities	(48,607)	(13,657)
Weighted average shares outstanding - Basic	11,624,725	10,940,099

Diluted
Net earnings allocated to common shareholders	16,573	18,151

Weighted average shares outstanding - Basic	11,624,725	10,940,099

Dilutive effect of common stock options or restricted stock awards	32,046	37,974

Weighted average shares outstanding - Diluted	11,656,771	10,978,073

Basic EPS	1.43	1.66
Diluted EPS	1.42	1.65

The dilutive effect of common stock options or restricted awards calculation for the six months ended June 30, 2012 and 2011 excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 681,145 and 691,468 because the exercise prices were greater than the average market price during these periods.

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

Components of Net Period Benefit Cost

	Pension Benefits		Life and Health		SERP Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
(in thousands)	06/30/2012	06/30/2011	06/30/2012	06/30/2011	06/30/2012	06/30/2011
Service cost	$736	$570	$51	$31	$100	$49
Interest cost	648	675	87	97	177	156
Expected return on plan assets for the period	(1,066)	(930)	0	0	0	0
Amortization of transition liability	0	0	17	17	0	0
Amortization of prior service cost	(31)	(33)	4	2	45	25
Amortization of net loss	526	436	28	0	127	34
Net periodic benefit cost	$813	$718	$187	$147	$449	$264

Components of Net Period Benefit Cost

	Pension Benefits		Life and Health		SERP Benefits
	Six Months Ended		Six Months Ended		Six Months Ended
(in thousands)	06/30/2012	06/30/2011	06/30/2012	06/30/2011	06/30/2012	06/30/2011
Service cost	$1,360	$1,134	$85	$66	$181	$100
Interest cost	1,361	1,339	181	190	358	310
Expected return on plan assets for the period	(1,889)	(1,811)	0	0	0	0
Amortization of transition liability	0	0	33	34	0	0
Amortization of prior service cost	(62)	(62)	9	6	83	50
Amortization of net loss	941	846	37	1	184	65
Net periodic benefit cost	$1,711	$1,446	$345	$297	$806	$525

The Company realized approximately $735,000 and $564,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive income, for the six months ended June 30, 2012 and 2011, respectively.

The Company is not required to contribute to the pension plan in 2012, but it may make voluntary contributions.  The Company did not contribute to the pension plan in the three months ended June 30, 2012.  For the six months ended June 30, 2012, the Company contributed $5.0 million to the pension plan.

9. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below. Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the years presented below are stated separately.

	Three Months Ended		Six Months Ended
(in thousands)	06/30/2012	06/30/2011	06/30/2012	06/30/2011
Noninterest Income
Other service charges	$588	$544	$1,125	$1,105
Increase in cash surrender value of corporate owned life insurance	391	350	817	761
Net gain on sale of loans	150	136	250	300
Other income	641	360	842	1,053
Total other income	$1,770	$1,390	$3,034	$3,219
Noninterest Expenses
Marketing expense	$1,250	$921	$2,422	$1,783
Professional fees	901	847	1,787	1,446
Software licensing and maintenance	920	839	1,868	1,864
Cardholder expense	539	485	1,121	965
Other expenses	3,575	3,621	7,100	6,862
Total other operating expense	$7,185	$6,713	$14,298	$12,920

10.  Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  The Company extends standby letters of credit to its customers in the normal course of business.  The standby letters of credit are generally short-term.  As of June 30, 2012, the Company’s maximum potential obligation under standby letters of credit was $56.0 million compared to $55.3 million at December 31, 2011.  Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty.  Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

11. Segment and Related Information

The Company manages its operations through two business segments: banking and financial services.  Financial services activities consist of the results of the Company’s trust, financial planning and wealth management services, insurance and risk management operations.  All other activities, including holding company activities, are considered banking.  The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the services provided.  Intercompany items relate primarily to the use of human resources, information systems, accounting and marketing services provided by any of the banks and the holding company.  All other accounting policies are the same as those described in the summary of significant accounting policies in the 2011 Annual Report on Form 10-K.

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

As of and for the three months ended June 30, 2012
(in thousands)	Banking	Financial Services	Intercompany	Consolidated
Interest income	$33,475	$68	$(2)	$33,541
Interest expense	5,433	0	(2)	5,431
Net interest income	28,042	68	0	28,110
Provision for loan and lease losses	1,011	0	0	1,011
Noninterest income	5,773	7,318	(325)	12,766
Noninterest expense	21,329	5,851	(325)	26,855
Income before income tax expense	11,475	1,535	0	13,010
Income tax expense	3,597	554	0	4,151
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	7,878	981	0	8,859
Less: Net income attributable to noncontrolling interests	33	0	0	33
Net Income attributable to Tompkins Financial Corporation	$7,845	$981	$0	$8,826

Depreciation and amortization	$1,130	$77	$0	$1,207
Assets	3,455,487	30,870	(3,688)	3,482,669
Goodwill	23,600	21,291	0	44,891
Other intangibles, net	2,232	1,529	0	3,761
Net loans and leases	1,992,816	0	0	1,992,816
Deposits	2,768,691	0	(3,598)	2,765,093
Total equity	330,961	22,739	0	353,700

As of and for the three months ended June 30, 2011
(in thousands)	Banking	Financial Services	Intercompany	Consolidated
Interest income	$34,517	$67	$(30)	$34,554
Interest expense	6,632	0	(30)	6,602
Net interest income	27,885	67	0	27,952
Provision for loan and lease losses	1,005	0	0	1,005
Noninterest income	5,015	7,321	(323)	12,013
Noninterest expense	19,622	5,864	(323)	25,163
Income before income tax expense	12,273	1,524	0	13,797
Income tax expense	3,825	539	0	4,364
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	8,448	985	0	9,433
Less: Net income attributable to noncontrolling interests	33	0	0	33
Net Income attributable to Tompkins Financial Corporation	$8,415	$985	$0	$9,400

Depreciation and amortization	$1,126	$76	$0	$1,202
Assets	3,261,068	31,149	(4,619)	3,287,598
Goodwill	23,600	20,432	0	44,032
Other intangibles, net	2,679	1,791	0	4,470
Net loans and leases	1,892,355	0	0	1,892,355
Deposits	2,576,449	0	(4,441)	2,572,008
Total equity	275,759	24,301	0	300,060

For the six months ended June 30, 2012
(in thousands)	Banking	Financial Services	Intercompany	Consolidated
Interest income	$66,545	$128	$(4)	$66,669
Interest expense	11,122	0	(4)	11,118
Net interest income	55,423	128	0	55,551
Provision for loan and lease losses	2,136	0	0	2,136
Noninterest income	10,614	14,499	(685)	24,428
Noninterest expense	42,019	11,892	(685)	53,226
Income before income tax expense	21,882	2,735	0	24,617
Income tax expense	6,929	983	0	7,912
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	14,953	1,752	0	16,705
Less: Net income attributable to noncontrolling interests	65	0	0	65
Net Income attributable to Tompkins Financial Corporation	$14,888	$1,752	$0	$16,640

Depreciation and amortization	$2,260	$156	$0	$2,416

For the six months ended June 30, 2011
(in thousands)	Banking	Financial Services	Intercompany	Consolidated
Interest income	$68,734	$140	$(33)	$68,841
Interest expense	13,379	1	(33)	13,347
Net interest income	55,355	139	0	55,494
Provision for loan and lease losses	2,915	0	0	2,915
Noninterest income	10,572	14,583	(650)	24,505
Noninterest expense	39,540	11,490	(650)	50,380
Income before income tax expense	23,472	3,232	0	26,704
Income tax expense	7,319	1,147	0	8,466
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	16,153	2,085	0	18,238
Less: Net income attributable to noncontrolling interests	65	0	0	65
Net Income attributable to Tompkins Financial Corporation	$16,088	$2,085	$0	$18,173

Depreciation and amortization	$2,223	$152	$0	$2,375

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
June 30, 2012
	Fair Value
(in thousands)	06/30/2012	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$12,295	$12,295	$0	$0
Mortgage-backed securities – residential
U.S. Government sponsored entities	5,640	5,640	0	0
Available-for-sale securities
U.S. Treasury securities	2,030	2,030	0	0
Obligations of U.S. Government sponsored entities	562,200	0	562,200	0
Obligations of U.S. states and political subdivisions	57,046	0	57,046	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	112,692	0	112,692	0
U.S. Government sponsored entities	437,876	0	437,876	0
Non-U.S. Government agencies or sponsored entities	5,074	0	5,074	0
U.S. corporate debt securities	5,148	0	5,148	0
Equity securities	1,022	0	0	1,022

Borrowings
Other borrowings	11,927	0	11,927	0

Recurring Fair Value Measurements
December 31, 2011
	Fair Value
(in thousands)	12/31/2011	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$12,693	$12,693	$0	$0
Mortgage-backed securities – residential
U.S. Government sponsored entities	6,905	6,905	0	0
Available-for-sale securities
U.S. Treasury securities	2,070	2,070	0	0
Obligations of U.S. Government sponsored entities	422,590	0	422,590	0
Obligations of U.S. states and political subdivisions	59,653	0	59,653	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	129,773	0	129,773	0
U.S. Government sponsored entities	517,378	0	517,378	0
Non-U.S. Government agencies or sponsored entities	5,876	0	5,876	0
U.S. corporate debt securities	5,183	0	5,183	0
Equity securities	1,023	0	0	1,023

Borrowings
Other borrowings	12,093	0	12,093	0

There were no transfers between Levels 1 and 2 for the three months ended June 30, 2012.

There was no significant change in the fair value of the $1.0 million of available-for-sale securities valued using significant unobservable inputs (Level 3), between January 1, 2012 and June 30, 2012.

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

Fair values of borrowings are estimated using Level 2 inputs based upon observable market data. The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party. The Company’s potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLB borrowings at June 30, 2012.

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent impaired loans, and other real estate owned. During the second quarter of 2012, certain collateral dependent impaired loans were remeasured and reported at fair value through a specific valuation allowance for loan and lease losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based upon observable market data. In addition to collateral dependent impaired loans, certain other real estate owned were remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs on other real estate owned are taken through a charge-off to the allowance for loan and lease losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

Non-Recurring Fair Value Measurements
Three months ended June 30, 2012
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	Total gain (loss)
Collateral dependent impaired loans1	$7,789	$0	$7,789	$0	$0
Other real estate owned2	2,163	0	2,163	0	(222)
1 Collateral-dependent impaired loans held at June 30, 2012 that had write-downs in fair value or whose specific reserve changed during the second quarter 2012.
2 Two OREO properties held at June 30, 2012 that had write-downs during the second quarter of 2012.

Non-Recurring Fair Value Measurements
Three months ended June 30, 2011
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	Total gain (loss)
Collateral dependent impaired loans1	$7,895	$0	$7,895	$0	$0
Other real estate owned2	825	0	0	0	(73)
1 Collateral-dependent impaired loans held at June 30, 2011 that had write-downs in fair value or whose specific reserve changed during the second quarter 2011.
2 Three OREO properties held at June 30, 2011 that had write-downs during the second quarter of 2011.

Non-Recurring Fair Value Measurements
Six months ended June 30, 2012
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	Total gain (loss)
Collateral dependent impaired loans1	$9,134	$0	$9,134	$0	$0
Other real estate owned2	2,163	0	2,163	0	(222)
1 Collateral-dependent impaired loans held at June 30, 2012 that had write-downs in fair value or whose specific reserve changed during the six months ended 2012.
2 Five OREO properties held at June 30, 2012 had write-downs during the six months ended 2012.

Non-Recurring Fair Value Measurements
Six months ended June 30, 2011
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	Total gain (loss)
Collateral dependent impaired loans1	$10,363	$0	$10,363	$0	$0
Other real estate owned2	1,588	0	0	0	(73)
1 Collateral-dependent impaired loans held at June 30, 2011 that had write-downs in fair value or whose specific reserve changed during the six months ended 2011.
2 Four OREO properties held at June 30, 2011 had write-downs during the six months ended 2011.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

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

Estimated Fair Value of Financial Instruments
June 30, 2012
(in thousands)	Carrying Amount	Fair Value	(Level 1)		(Level 2)		(Level 3)
Financial Assets:

Cash and cash equivalents	$59,779	$59,779		$59,779	$		$
Securities - held to maturity	27,120	27,613				27,613
FHLB and FRB stock	16,692	16,692				16,692
Accrued interest receivable	12,531	12,531				12,531
Loans/leases, net	1,992,816	2,061,982						2,061,982

Financial Liabilities:

Time deposits	$678,550	$682,179	$			$682,179	$
Other deposits	2,086,543	2,086,543				2,086,543
Securities sold under agreements to repurchase	161,662	168,796				168,796
Other borrowings	110,007	125,446				125,446
Accrued interest payable	1,287	1,287				1,287
Trust preferred debentures	25,067	29,347				29,347

Estimated Fair Value of Financial Instruments	12/31/2011

(in thousands)	Carrying Amount	Fair Value
Financial Assets:

Cash and cash equivalents	$49,567	$49,567
Securities - held to maturity	26,673	27,255
FHLB and FRB stock	19,070	19,070
Accrued interest receivable	12,420	12,420
Loans/leases, net	1,954,256	2,003,257

Financial Liabilities:

Time deposits	$687,321	$690,480
Other deposits	1,973,243	1,973,243
Securities sold under agreements to repurchase	169,090	179,840
Other borrowings	173,982	188,062
Accrued interest payable	1,354	1,354
Trust preferred debentures	25,065	25,314

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

13. Subsequent Event

On August 1, 2012, the Company completed its acquisition of VIST pursuant to that certain Agreement and Plan of Merger dated January 25, 2012 (the “Agreement and Plan of Merger”), under which VIST merged with and into a wholly-owned subsidiary of Tompkins, whereupon the separate corporate existence of VIST ceased and the merger subsidiary survived (the “Merger”). Immediately after the Merger, the merger subsidiary was merged with and into Tompkins, with Tompkins being the corporation surviving that merger. Pursuant to the Agreement and Plan of Merger, each share of VIST common stock was cancelled and converted into the right to receive 0.3127 shares of Tompkins common stock, with any fractional share entitlement paid in cash.

In addition, immediately prior to the completion of the Merger, Tompkins purchased from the United States Department of the Treasury (“Treasury”) the issued and outstanding shares of VIST Fixed Rate Cumulative Perpetual Preferred Stock, Series A, as well as the warrant to purchase shares of VIST common stock issued in connection with the issuance of the preferred stock (collectively, the “TARP Purchase”) for an aggregate purchase price of $26,453,701.89. The securities purchased in the TARP Purchase were cancelled in connection with the consummation of the Merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Corporate Overview and Strategic Initiatives
Tompkins Financial Corporation (“Tompkins” or the “Company”) is a registered financial holding company incorporated in 1995 under the laws of the State of New York and its common stock is listed on the NYSE MKT LLC (Symbol: TMP). Tompkins is headquartered at The Commons, Ithaca, New York. The Company is a locally-oriented, community-based financial services organization that offers a full array of financial products and services, including commercial and consumer banking, leasing, trust and investment services, financial planning and wealth management, insurance and brokerage services. At June 30, 2012, Tompkins subsidiaries included: three wholly-owned community banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile and The Mahopac National Bank; a wholly-owned registered investment advisor, AM&M Financial Services, Inc. (“AM&M”); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). AM&M and the trust division of the Trust Company provide a full suite of investment services under the Tompkins Financial Advisors division, including investment management, trust and estate, financial and tax planning as well as life, disability and long term care insurance services. Unless the context otherwise requires, the term “Company” refers collectively to Tompkins Financial Corporation and its subsidiaries.

The Company’s strategic initiatives include diversification within its markets, growth of its fee-based businesses, and growth internally and through acquisitions of financial institutions, branches and financial services businesses. During the second quarter of 2012, the Company completed a successful capital raise through a registered public offering of shares of its common stock. The Company believes that this capital raise helped position the Company for future growth, including its recently completed acquisition of VIST Financial Corp. (“VIST”), described below. After transaction costs, net proceeds from the capital raise were approximately $38.0 million, and resulted in the issuance of 1,006,250 shares of Tompkins common stock on April 3, 2012.

Recent Acquisitions

On August 1, 2012, the Company completed its acquisition of VIST pursuant to that certain Agreement and Plan of Merger dated January 25, 2012 (the “Agreement and Plan of Merger”), under which VIST merged with and into a wholly-owned subsidiary of Tompkins, whereupon the separate corporate existence of VIST ceased and the merger subsidiary survived (the “Merger”). Immediately after the Merger, the merger subsidiary was merged with and into Tompkins, with Tompkins being the corporation surviving that merger. As a result, VIST Bank, a Pennsylvania state-chartered commercial bank and a wholly-owned subsidiary of VIST, became a wholly-owned subsidiary of Tompkins and it will continue to operate as a separate subsidiary bank of Tompkins.

Pursuant to the Agreement and Plan of Merger, each share of VIST common stock was cancelled and converted into the right to receive 0.3127 shares of Tompkins common stock, with any fractional share entitlement paid in cash. In addition, immediately prior to the completion of the Merger, Tompkins purchased from the United States Department of the Treasury (“Treasury”) the issued and outstanding shares of VIST Fixed Rate Cumulative Perpetual Preferred Stock, Series A, as well as the warrant to purchase shares of VIST common stock issued in connection with the issuance of the preferred stock (collectively, the “TARP Purchase”) for an aggregate purchase price of $26,453,701.89. The securities purchased in the TARP Purchase were cancelled in connection with the consummation of the Merger.

The information in this Quarterly Report on Form 10-Q, including the information contained in this Item 2 under the heading “Business”, is of June 30, 2012 and does not reflect any changes in the business operations or financial condition of Tompkins after that date, including those resulting from the acquisition of VIST described above.

In June 2011, Tompkins Insurance acquired all of the outstanding shares of Olver & Associates, Inc. (“Olver”), a property and casualty agency located in Ithaca, New York. As a result of pursuing an available tax election under Internal Revenue Code section 338(h)(10), it was determined that the acquisition qualified for beneficial tax treatment that would enable the tax deductible amortization of the purchase premium, including goodwill. To compensate the Olver shareholders for their consent to make this election, additional consideration of $755,000 and $238,000 were recorded as additional goodwill during the first and second quarters of 2012, respectively.

Business Segments
The Company has identified two business segments, banking and financial services. Financial services activities include the results of the Company’s trust, financial planning, wealth management services, and insurance and risk management operations. All other activities are considered banking. Information about the Company’s business segments is included in Note 11 “Segment and Related Information,” in the Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I of this Quarterly Report on Form 10-Q.

Business Overview
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

The Company provides property and casualty insurance services, employee benefit consulting, and life, long-term care and disability insurance. Tompkins Insurance is headquartered in Batavia, New York, and offers property and casualty insurance to individuals and businesses located primarily in Western New York. Over the past eleven years, Tompkins Insurance has acquired smaller insurance agencies in the market areas serviced by the Company’s banking subsidiaries and successfully consolidated them into Tompkins Insurance. The most recent acquisition was Olver. Tompkins Insurance offers services to customers of the Company’s banking subsidiaries by sharing offices with The Bank of Castile and Trust Company. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York and two stand-alone offices in Tompkins County, New York.

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

Regulation
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

Other Factors Affecting Performance
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

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three months and six months ended June 30, 2012. It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and the Unaudited Condensed Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

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

In this Report there are comparisons of the Company’s performance to that of a peer group. Unless otherwise stated, this peer group is comprised of the group of 89 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s “Bank Holding Company Performance Report” for March 31, 2012 (most recent report available).

OVERVIEW

Net income for the second quarter of 2012 was $8.8 million, a decrease of 6.1% when compared to net income of $9.4 million reported in the second quarter of 2011. Net income totaled $16.6 million for the first six months of 2012 compared to $18.2 million for the same period in 2011. Diluted earnings per share for the three and six months ended June 30, 2012 were $0.72 and $1.42, respectively, compared to $0.85 and $1.65, respectively, for the same periods in 2011.

Return on average assets (“ROA”) for the quarter and six months ended June 30, 2012 were 1.00% and 0.96%, respectively, compared to 1.15% for the quarter and 1.12% for the six months ended June 30, 2011. Return on average shareholders’ equity (“ROE”) for the second quarter and first six months of 2012 were 10.17% and 10.26%, respectively, compared to 13.08% and 12.96%, respectively, for the same period in 2011. Tompkins’ second quarter ROA and ROE compare to the most recent peer average ratios of 0.91% and 8.54%, respectively, published as of March 31, 2012 by the Federal Reserve, ranking Tompkins’ ROA in the 53rd percentile and ROE in the 67th percentile of the peer group.

Second quarter and year-to-date results were impacted by the following:

•	After-tax merger related expenses of $703,000 in the second quarter and $778,000 in the year-to-date;
•
After-tax income of $243,000 in the quarter and year-to-date 2012, representing the reversal of an accrual related to the liability that was previously established to cover the Company’s potential obligation to share in losses stemming from certain litigation of VISA Inc.; and

•	Capital raise in second quarter which resulted in net proceeds of $38.0 million and the issuance of 1,006,250 shares of common stock.

Segment Reporting
The Company operates in two business segments, banking and financial services. Financial services activities include the results of the Company’s trust, financial planning, and wealth management services, and insurance and risk management operations. All other activities are considered banking.

Banking Segment
The banking segment reported net income of $7.8 million for the second quarter of 2012, down $570,000 or 6.8% from net income of $8.4 million for the same period in 2011. For the six month period ended June 30, 2012 net income was $14.9 million, down $1.2 million or 7.4% from 2011.

Net interest income for the three and six month periods ended June 30, 2012 was flat compared to the same periods in 2011. Average earning assets for the three months and six months ended June 30, 2012 were up 6.8% and 7.6% over the same periods in 2011, maintaining net interest income while margins decreased. The funding for the increase in average earning assets came from deposits as borrowings declined for the second quarter and first six months of 2012.

The provision for loan and lease losses totaled $1.0 million for the three months ended June 30, 2012 and the same period in 2011. For the six month period ending June 30, 2012 provision expense declined $779,000 from 2011 to $2.1 million from 2011. The decrease in the provision for loan and lease losses was largely the result of improvement of asset quality measures compared to the same period in 2011.

Noninterest income for the three months ended June 30, 2012, was up $758,000 or 15.1% compared to the same period in 2011. The main drivers behind the increase were a net gain on the sale of securities of $933,000 and the reversal of an accrued liability of $405,000 related to the recently announced settlement of litigation between VISA Inc. and certain merchants related to certain card related fees. Partially offsetting these items were lower service charges on deposit accounts income, which were down $514,000 compared to the same period last year, due to lower overdraft fees. In addition, the Company incurred an other-than-temporary impairment loss of $65,000 due to credit related exposure on two private label mortgage backed securities. For the first six months of 2012 noninterest income was slightly under noninterest income for the same time period in 2011. Net securities gains increased by $840,000 to $935,000 and card service fees increased by $335,000. These increases were partially offset by declines in deposit fees of $713,000, largely due to lower overdraft fees.

Noninterest expenses for the three months ended June 30, 2012, were up $1.7 million or 8.7% from the same period in 2011. Noninterest expense for the six months ending June 30, 2012 was up $2.5 million or 6.3% to $42.0 million. The quarterly increase was mainly due to merger related expenses of $879,000 related to the planned merger with VIST, increases in pension and employee benefit cost, with lower rates contributing to the increase, and higher expenses related to marketing and business development. The increase in year-to-date noninterest expense was mainly due to merger related expenses of $972,000, increases in salaries, pension and employee benefit cost, as well as higher professional fees, marketing and business development expenditures than during the same period last year. These increases were partially offset by a $500,000 decline in FDIC insurance expense due to lower assessment rates.

Financial Services Segment
The financial services segment had net income of $981,000 and $1.8 million for the three and six months ended June 30, 2012, flat to net income for the second quarter of 2011 and down $333,000 or 16.0% from the six month period of 2011. Noninterest income for the three months ended June 30, 2012, was even compared to the same period in 2011 and down $84,000 or 0.6% for the six months ended June 30, 2012 compared to the same period in 2011. The decrease in noninterest income year over the first six months of 2012 is mainly due to lower investment services income. Investment services fees are largely based on the market value of assets within each account and therefore fluctuate with market conditions. In addition, the Company reduced the number of its broker/dealer relationships which contributed to the decline in noninterest income. Noninterest expenses for the three months ended June 30, 2012, were even compared to the second quarter of 2011 and up $402,000 or 3.5% for the six months ended June 30, 2012 compared to the same period in the prior year. The increases were mainly the result of increases in salary and wages, reflecting annual merit increases, and other employee benefit costs and an increase in marketing initiatives aimed at increasing brand awareness.

Average Consolidated Statements of Condition and Net Interest Analysis

	Quarter Ended			Year to Date Period Ended			Year to Date Period Ended
	June 30, 2012			June 30, 2012			June 30, 2011
	Average			Average			Average
	Balance		Average	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate
ASSETS

Interest-earning assets

Interest-bearing balances due from banks	$1,887	$5	1.07%	$20,269	$8	0.08%	$13,235	$9	0.14%
Money market funds	-	-	0.00%	36	-	0.00%	100	-	0.00%
Securities (1)
U.S. Government securities	1,153,660	6,927	2.42%	1,107,730	13,504	2.45%	945,956	14,215	3.03%
Trading securities	18,483	189	4.11%	18,917	387	4.11%	22,053	455	4.16%
State and municipal (2)	86,456	1,141	5.31%	84,785	2,270	5.38%	107,672	2,811	5.26%
Other securities	11,523	129	4.50%	11,787	268	4.57%	14,790	348	4.74%
Total securities	1,270,122	8,386	2.66%	1,223,219	16,429	2.70%	1,090,471	17,829	3.30%
Federal Funds Sold	11	-	0.00%	3,693	2	0.11%	6,426	5	0.16%
FHLBNY and FRB stock	17,546	196	4.49%	17,134	415	4.87%	18,505	509	5.55%
Loans, net of unearned income (3)
Real estate	1,452,800	18,229	5.05%	1,445,064	36,461	5.07%	1,376,735	36,978	5.42%
Commercial loans (2)	470,083	6,221	5.32%	468,418	12,311	5.29%	454,155	12,176	5.41%
Consumer loans	61,057	1,020	6.72%	61,804	2,054	6.68%	70,446	2,443	6.99%
Direct lease financing	5,013	71	5.70%	5,387	154	5.75%	8,318	246	5.96%
Total loans, net of unearned income	1,988,953	25,541	5.17%	1,980,673	50,980	5.18%	1,909,654	51,843	5.47%
Total interest-earning assets	3,278,519	34,128	4.19%	3,245,024	67,834	4.20%	3,038,391	70,195	4.66%

Other assets	260,651			257,020			223,893

Total assets	3,539,170			3,502,044			3,262,284
LIABILITIES & EQUITY

Deposits

Interest-bearing deposits

Interest bearing checking, savings, & money market	1,474,516	867	0.24%	1,466,424	1,872	0.26%	1,332,585	2,455	0.37%
Time deposits > $100,000	334,148	720	0.87%	333,605	1,454	0.88%	316,628	1,717	1.09%
Time deposits < $100,000	369,864	931	1.01%	375,981	1,953	1.04%	413,119	2,714	1.32%
Brokered time deposits < $100,000	-	-	0.00%	-	-	0.00%	3,372	21	1.26%
Total interest-bearing deposits	2,178,528	2,518	0.46%	2,176,010	5,279	0.49%	2,065,704	6,907	0.67%
Federal funds purchased & securities sold under agreements to repurchase	168,303	1,074	2.57%	169,103	2,166	2.58%	178,359	2,540	2.87%
Other borrowings	149,388	1,437	3.87%	144,037	2,866	4.00%	162,731	3,108	3.85%
Trust preferred debentures	25,066	402	6.45%	25,066	807	6.47%	25,061	792	6.37%
Total interest-bearing liabilities	2,521,285	5,431	0.87%	2,514,216	11,118	0.89%	2,431,855	13,347	1.11%

Noninterest bearing deposits	613,315			604,866			511,345
Accrued expenses and other liabilities	55,549			56,679			36,242
Total liabilities	3,190,149			3,175,761			2,979,442

Tompkins Financial Corporation Shareholders’ equity	347,519			324,798			281,357
Noncontrolling interest	1,502			1,485			1,485
Total equity	349,021			326,283			282,842

Total liabilities and equity	$3,539,170			$3,502,044			$3,262,284
Interest rate spread			3.32%			3.31%			3.55%
Net interest income/margin on earning assets		28,697	3.52%		56,716	3.51%		56,848	3.77%

Tax Equivalent Adjustment		(587)			(1,165)			(1,354)

Net interest income per consolidated financial statements		$28,110			$55,551			$55,494
(1)	Average balances and yields on available-for-sale securities are based on historical amortized cost.
(2)	Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax exempt interest income to taxable-equivalent basis.
(3)	Nonaccrual loans are included in the average asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s consolidated financial statements included in Part I of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.

Net Interest Income
Net interest income is the Company’s largest source of revenue and stayed relatively flat as a percentage of total revenues at 68.8% and 69.5% for the three and six months ended June 30, 2012, compared to 69.9% and 69.4%, respectively, for the same periods in 2011. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The Company’s net interest income over the past several years has benefitted from steady growth in average earning assets, as well as the low interest rate environment. With deposit rates currently at low levels, the downward pricing of these liabilities has slowed, while interest earning assets continue to reprice downward at a steady rate. This has contributed to a decrease in net interest margin for the three and six months ended June 30, 2012 compared to the same periods in 2011. The taxable equivalent net interest margin of 3.52% for the three month period ended June 30, 2012 and 3.51% for the six month period ended June 30, 2012 are below the margin for the same periods in 2011 of 3.77%. The decrease in the net interest margin was also partly due to the growth in interest earning assets over the prior year being concentrated in lower yielding securities rather than higher yielding loans.

The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Taxable-equivalent net interest income for the three and six months ended June 30, 2012 was $28.7 million and $56.7 million, respectively, up 0.3% and down 0.2% when compared to the same periods in 2011.

Taxable-equivalent interest income for the second quarter of 2012 was $34.1 million, down 3.1% when compared to the second quarter of 2011. Taxable-equivalent interest income for the six months ending June 30, 2012 was $67.8 million, down 3.4% from $70.2 million for the first six months of 2011. The decrease in taxable-equivalent interest income was mainly a result of the decrease in the yield on average earnings assets, which was partially offset by growth in average earning assets. The yields on average earning assets were down 44 basis points and 46 basis points for the three and six month periods ended June 30, 2012 compared to the same periods in 2011; however, average earning assets were up 7.6% and 6.8% over the same periods. The yield on average earning assets was impacted by the low rate environment as well as growth being concentrated in lower yielding securities as a result of soft loan demand. Average securities balances for the second quarter of 2012 were up $168.0 million or 15.2% over average balances in the second quarter of 2011, while average yields were down 61 basis points. For the six months ended June 30, 2011 average securities balances increased $132.7 million or 12.2% from the same period in 2011, while yields declined 60 basis points. Average loan balances for the three and six months ended June 30, 2012 were up $76.2 million or 4.0% and $71.0 million or 3.7%, while average yields are down 28 basis points and 29 basis points, respectively over the same periods in 2011.

Interest expense for the second quarter of 2012 was down $1.2 million or 17.7% compared to the second quarter of 2011, reflecting lower average rates paid on deposits and borrowings. The average rate paid on interest bearing deposits during the second quarter of 2012 of 0.46% was 20 basis points lower than the average rate paid in the second quarter of 2011. Interest expense for the six months ending June 30, 2012 was $11.1 million, down $2.2 million or 16.7% compared to 2011. The rates paid were lower across all deposit categories. The lower cost of deposits was partially offset by growth in interest-bearing deposits. Average interest-bearing deposit balances in the second quarter of 2012 increased by $96.3 million or 4.6% compared to the same period in 2011. For the six months ending June 30, 2012 average interest-bearing deposits increased $110.3 million or 5.3% compared to the previous year. Total funding costs also benefitted from the growth in average noninterest bearing deposit balances. For the three and six months ended June 30, 2012, average noninterest bearing deposits of $613.3 million and $604.9 million were up 19.1% and 18.3%, respectively, over the same periods in 2011. Average other borrowings for the second quarter were down $4.5 million or 2.9% compared to prior year, and down $18.7 million or 11.5% for the six months ended June 30, 2012.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents management’s estimate of the amount necessary to maintain the allowance for loan and lease losses at an adequate level. The provision for loan and lease losses was $1.0 million for the second quarter of 2012 and $2.1 million for the six months ended June 30, 2012, compared to $1.0 million and $2.9 million for the respective periods in 2011. The decrease in the provision for loan and lease losses for the six-month comparison is mainly a result of improved credit quality. The Company has seen improvement in credit quality metrics over the past several quarters and current levels of nonperforming loans and criticized and classified loans are down from the same period prior year. The allowance for loan and lease losses as a percentage of period end loans and leases was 1.33% at June 30, 2012, compared to 1.48% at June 30, 2011. The section captioned “Allowance for Loan and Lease Losses and Nonperforming Assets” contained elsewhere in this report has further details on the allowance for loan and lease losses. The section captioned “Financial Condition-Allowance for Loan and Lease Losses and Nonperforming Assets” below has further details on the allowance for loan and lease losses.

Noninterest Income

Noninterest income totaled $12.8 million and $24.4 million for the three and six months ended June 30, 2012, compared with $12.0 million and $24.5 million for the same periods in 2011. Noninterest income represented 31.2% and 30.5% of total revenues for the three and six months ended June 30, 2012 and remained relatively unchanged from 30.1% and 30.6% for the same periods in 2011.

Investment services income was $3.5 million in second quarter of 2012, a decrease of 8.7% from $3.8 million in the second quarter of 2011. Investment services income totaled $6.9 million for the first six months of 2012, down 10.1% over the same period in 2011. The decrease was mainly in brokerage related fees as a result of a planned decrease in the number of external broker dealer relationships, which will continue to impact comparisons through the remainder of 2012. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The fair value of assets managed by, or in custody of, Tompkins was $3.1 billion at June 30, 2012, up 24.5% from $2.5 billion at June 30, 2011. These figures include $1.0 billion and $757.7 million, respectively, of Company-owned securities where TIS is custodian. The increase in fair value of assets reflects successful business development initiatives resulting in customer retention as well as generally higher stock market indices in 2012 when compared to the same period in 2011.

Insurance commissions and fees for the three and six months ended June 30, 2012 increased by $301,000 and $565,000 or 8.7% and 8.3% as compared to the same periods in 2011. Revenues for commercial insurance lines, personal insurance lines, and health and benefit related insurance products were up for the quarter compared to the same period in 2011. Both commercial lines and personal lines benefitted from the June 1, 2011 acquisition of Olver & Associates, Inc. The Olver acquisition added about $314,000 of commercial lines revenue, $105,000 of benefits revenue and $78,000 of personal lines revenue during the first six months of 2012. Health and benefit related insurance products continue to be a main source of internal growth for 2012, increasing by $123,000 or 43.2% for the second quarter over last year and by $202,000 or 35.3% for the six months ended June 30, 2012.

Service charges on deposit accounts were down $514,000 or 24.4% for the second quarter of 2012 compared to the second quarter of 2011 and down $713,000 or 17.4% for the six month period ended June 30, 2012 compared to the same period prior year. The largest component of this category is overdraft fees, which is largely driven by customer activity. The Company implemented changes related to the Dodd-Frank Act to its transaction processing which had an unfavorable impact on overdraft fees during the quarter and year to date periods.

Card services income for the three and six months ended June 30, 2012 was up $11,000 or 0.9% and $335,000 or 13.3% over the same periods in 2011. The increase was mainly in debit card income and reflects a higher number of cards issued, increased transaction volume, increased inter-change fees and a favorable adjustment to an accrual rate related to a points reward program as redemption rates have been below expectations.

Net mark-to-market gains on securities and borrowings held at fair value totaled $2,000 in the second quarter of 2012, compared to net mark-to-market losses of $37,000 in the second quarter of 2011. For the six month period ended June 30, 2012 net mark-to-market gains totaled $9,000 compared to net mark-to-market gains of $88,000 for the comparable period in 2011. Mark-to-market losses or gains relate to the change in the fair value of trading securities and certain borrowings where the Company has elected the fair value option. These unrealized amounts are primarily impacted by changes in interest rates.

Other income was $1.8 million and $1.4 million for the second quarters of 2012 and 2011. For the six months ended June 30, 2012 other income was $3.0 million, down $185,000 or 5.8% from 2011. The Company reversed $405,000 of an accrual that was previously established to cover the Company’s potential obligation to share in certain VISA litigation as a result of a recently announced settlement between VISA and certain merchants related to certain card related fees. The other significant components of other income are other service charges, increases in cash surrender value of corporate owned life insurance (”COLI”), gains on the sales of residential mortgage loans, and income from miscellaneous equity investments, including the Company’s investment in a Small Business Investment Company (“SBIC”). The first quarter of 2011 included a $504,000 gain related to an investment in a SBIC. The SBIC periodically recognizes gains related to investments held in its portfolio and distributes these gains to its investors. The Company believes that, as of June 30, 2012, there were no impairments with respect to its investment in the SBIC.

Net gains on sale of residential mortgage loans, included in other income on the consolidated statements of income, of $150,000 in the second quarter of 2012 were up by $14,000 or 10.3% compared to the second quarter of 2011. For the six month period ended June 30, 2012 net gain on the sale of mortgage loans was $250,000, down $50,000 or 16.7% from same period in 2011. To manage interest rate risk exposures, the Company from time to time sells certain fixed rate loan originations that have rates below or maturities greater than the standards set by the Company’s Asset/Liability Committee for loans held in the portfolio.

Noninterest Expense
Noninterest expense was $26.9 million for the second quarter of 2012, up $1.7 million or 6.7% compared to the same period prior year and $53.2 million for the six months ended June 30, 2012, up $2.8 million or 5.7% from $50.4 million in the first six months of 2011.

Salaries and wages expense decreased by $130,000 or 1.2% in the second quarter of 2012 from the same period in 2011. The decrease is largely the result of lowering certain incentive compensation accruals. For the six months ended June 30, 2012, salaries and wages were up $345,000 or 1.6%, over the same period in 2011, mainly reflecting annual merit increases and higher accruals for business development activities, partially offset by lower accruals for incentive compensation. Pension and other employee related benefits were up $466,000 or 12.7% and $734,000 or 9.6% for the second quarter and six months ended 2012 compared to the same periods in 2011. Lower interest rates have contributed to the increase in the cost of pension and employee benefits.

Merger expenses of $879,000 and $972,000 related to the merger with VIST were incurred during the quarter and six months ended June 30, 2012.

Other operating expenses for the second quarter 2012 increased by $472,000 or 7.0% compared to prior year. Contributing to the increase in the second quarter 2012 over the second quarter 2011 were the following: marketing expense (up $329,000), technology expense (up $56,000), as well as professional fees and cardholder expense (up $54,000 each). For the six months ended June 30, 2012, other operating expense increased $1.4 million or 10.7% to $14.3 million largely as a result of increases in marketing expense (up $639,000), professional fees (up $341,000) and cardholder expense (up $156,000).

Income Tax Expense
The provision for income taxes provides for Federal and New York State income taxes. The provision for income taxes was $4.2 million for an effective rate of 31.9% for the second quarter of 2012, compared to tax expense of $4.4 million and an effective rate of 31.6% for the same quarter in 2011. For the six month period ended June 30, 2012, the tax provision was $7.9 million for an effective rate of 32.1%, compared to tax expense of $8.5 million and an effective rate of 31.7% for the same period in 2011. The effective rates differ from the U.S. statutory rate of 35.0% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance assets.

FINANCIAL CONDITION

Total assets were $3.5 billion at June 30, 2012, up $82.4 million or 2.4% over December 31, 2011, and up $195.3 million or 5.9% over June 30, 2011. The growth over year-end was mainly in available-for-sale securities and loans which were up $39.5 million or 3.5% and $37.8 million or 1.9% respectively. Cash and cash equivalents were up $10.2 million or 20.6% when compared to year end. Total deposits were up $104.5 million or 3.9% over year-end with the majority of growth centered in checking, savings and money market deposits. Deposit growth was used to reduce other borrowings, mainly short-term borrowings with the FHLB as loan demand continues to remain relatively soft.

Securities
As of June 30, 2012, total securities were $1.2 billion or 35.3% of total assets, compared to $1.2 billion or 35.0% of total assets at year-end 2011, and $1.1 billion or 34.6% at June 30, 2011. The following table details the composition of securities available-for-sale and securities held-to-maturity.

Available-for-Sale Securities

	06/30/2012		12/31/2011
	Amortized Cost1	Fair Value	Amortized Cost1	Fair Value
(in thousands)
U.S. Treasury securities	$2,008	$2,030	$2,020	$2,070
Obligations of U.S. Government sponsored entities	543,324	562,200	408,958	422,590
Obligations of U.S. states and political subdivisions	54,768	57,046	56,939	59,653
Mortgage-backed securities – residential
U.S. Government agencies	106,698	112,692	123,426	129,773
U.S. Government sponsored entities	420,690	437,876	501,136	517,378
Non-U.S. Government agencies or sponsored entities	5,163	5,074	6,334	5,876
U.S. corporate debt securities	5,013	5,148	5,017	5,183
Total debt securities	1,137,664	1,182,066	1,103,830	1,142,523
Equity securities	1,022	1,022	1,023	1,023
Total available-for-sale securities	$1,138,686	$1,183,088	$1,104,853	$1,143,546
1 Net of other-than-temporary impairment losses recognized in earnings

Held-to-Maturity Securities

	06/30/2012		12/31/2011
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. states and political subdivisions	$27,120	$27,613	$26,673	$27,255
Total held-to-maturity debt securities	$27,120	$27,613	$26,673	$27,255

The growth in the available-for-sale portfolio was mainly in obligations of U.S. Government sponsored entities and driven by yield and duration considerations. Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps to mitigate interest rate risk and provides sources of liquidity without significant risk to capital. The held-to-maturity portfolio remained flat in the current quarter as compared to year-end.

The Company has no investments in preferred stock of U.S. government sponsored entities and no investments in pools of Trust Preferred securities. Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles.

As of June 30, 2012, the Company held five mortgage backed securities, with a fair value of $5.1 million, that were not issued by U.S. Government agencies or U.S. Government sponsored entities. In 2009, the Company determined that three of these non-U.S. Government mortgage backed securities were other-than-temporarily impaired based on an analysis of the above factors for these three securities. As a result, the Company recorded other-than-temporary impairment charges of $2.0 million in 2009 on these investments. The credit loss component of $146,000 was recorded as other-than-temporary impairment losses in the consolidated statement of income, while the remaining non-credit portion of the impairment loss was recognized in other comprehensive income in the condensed consolidated statements of condition and changes in shareholders’ equity. In 2010 and 2011, the Company recorded an additional credit loss component of other-than-temporary charge of $34,000 and $65,000, respectively. The Company’s review of these securities as of June 30, 2012 determined that an additional credit loss component of other than temporary impairment charge of $65,000 was necessary. As of June 30, 2012, the carrying value of these securities exceeded their fair value by $89,000. A continuation or worsening of current economic conditions may result in additional credit loss component of other-than-temporary impairment losses related to these investments.

The Company maintains a trading portfolio with a fair value of $17.9 million as of June 30, 2012, compared to $19.6 million at December 31, 2011. The decrease in the trading portfolio reflects maturities or payments during 2012. For the six months ended June 30, 2012, net mark-to-market losses related to the securities trading portfolio were $157,000, compared to net mark-to-market gains of $115,000 for the same period in 2011.

Loans and Leases

Loans and Leases at June 30, 2012 and December 31, 2011 were as follows:

(in thousands)	06/30/2012	12/31/2011
Commercial and industrial
Agriculture	$56,241	$67,566
Commercial and industrial other	425,306	417,128
Subtotal commercial and industrial	481,547	484,694
Commercial real estate
Construction	31,734	47,304
Agriculture	47,573	53,071
Commercial real estate other	702,458	665,859
Subtotal commercial real estate	781,765	766,234
Residential real estate
Home equity	156,911	161,278
Mortgages	534,552	500,034
Subtotal residential real estate	691,463	661,312
Consumer and other
Indirect	29,569	32,787
Consumer and other	31,192	30,961
Subtotal consumer and other	60,761	63,748
Leases	4,993	6,489
Total loans and leases	2,020,529	1,982,477
Less: unearned income and deferred costs and fees	(848)	(628)
Total loans and leases, net of unearned income and deferred costs and fees	$2,019,681	$1,981,849

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 5 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in these policies and guidelines. As such, these policies are reflective of new originations as well as those balances held at June 30, 2012. The Company’s Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

Total loans and leases of $2.0 billion at June 30, 2012, are up 1.9% from December 31, 2011, with growth in residential real estate of 4.6%, and commercial real estate loans of 2.0%; commercial and industrial loans and consumer loans are down 0.6% and 4.7%, respectively, compared to December 31, 2011. As of June 30, 2012 total loans and leases represented 58.0% of total assets compared to 58.3% of total assets at December 31, 2011. In general, the demand for some lending products continues to be soft.

Residential real estate loans, including home equity loans, of $691.5 million at June 30, 2012 increased by $30.2 million or 4.6% from $661.3 million at year-end 2011, and comprised 34.2% of total loans and leases at June 30, 2012. The growth in residential real estate loan balances reflects higher origination volumes due to the low interest rate environment as well as a decision to retain certain residential mortgages in portfolio rather than sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

The Company may sell residential real estate loans in the secondary market based on interest rate considerations. Loans are generally sold to the Federal Home Loan Mortgage Corporation (“FHLMC”) or the State of New York Mortgage Agency (“SONYMA”). These residential real estate loans are generally sold without recourse in accordance with standard secondary market loan sale agreements. These residential real estate loan sales are subject to customary representations and warranties made by the Company, including representations and warranties related to gross incompetence and fraud. The Company has not had to repurchase any loans as a result of these general representations and warranties. While in the past in rare circumstances the Company agreed to sell residential real estate loans with recourse, the Company has not done so in the past several years and the amount of such loans included on the Company’s balance sheet at June 30, 2012 is insignificant. The Company has never had to repurchase a loan sold with recourse.

During the first six months of 2012 and 2011, the Company sold residential mortgage loans totaling $10.9 million and $15.6 million, respectively, and realized gains on these sales of $250,000 and $300,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights, at amortized basis, totaled $1.3 million at June 30, 2012 down from $1.4 million at December 31, 2011.

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

Commercial real estate loans increased by $15.5 million compared with December 31, 2011. Commercial real estate loans represented 38.7% of total loans as of June 30, 2012. Commercial and industrial loans totaled $481.5 million at June 30, 2012, which is a decrease of 0.7% from $484.7 million reported as of December 31, 2011. Demand for commercial loans continues to be soft in the second quarter of 2012, reflecting weak economic conditions. As of June 30, 2012, agriculturally-related loans totaled $103.8 million or 5.1% of total loans and leases down from $120.6 million or 6.1% of total loans at December 31, 2011. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

The consumer loan portfolio includes personal installment loans, indirect automobile financing, and overdraft lines of credit. Consumer and other loans were $60.8 million at June 30, 2012, down from $63.7 million at December 31, 2011. The decrease is mainly in indirect automobile loans and reflects increased competition.

The lease portfolio decreased by 23.1% to $5.0 million at June 30, 2012 from $6.5 million at December 31, 2011. The lease portfolio has traditionally consisted of leases on vehicles for consumers and small businesses. More aggressive competition for automobile financing has led to a decline in the consumer lease portfolio over the past several years. Management continues to review leasing opportunities, primarily commercial leasing and municipal leasing. As of June 30, 2012, commercial leases and municipal leases represented 99.4% of total leases, while consumer leases made up the remaining percentage, unchanged from the percentages at December 31, 2011.

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. Based on its evaluation of the allowance as of June 30, 2012, management considers the allowance to be appropriate. Under adversely different conditions or assumptions, the Company would need to increase the allowance.

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

(in thousands)	06/30/2012	12/31/2011	06/30/2011

Commercial and industrial	$7,807	$8,936	$7,840
Commercial real estate	12,967	12,662	14,444
Residential real estate	4,350	4,247	4,425
Consumer and other	1,720	1,709	1,605
Leases	21	39	47
Total	$26,865	$27,593	$28,361

As of June 30, 2012, the allowance is down $728,000 or 2.6% from year end 2011. The decrease is mainly a result of improvement in credit quality measures, including a decrease in the volume of internally-classified loans. The amount of loans internally-classified Special Mention, Substandard and Doubtful totaled $122.4 million at June 30, 2012 compared to $126.6 million at December 31, 2011 and $162.9 million at June 30, 2011. In addition to the decrease in total internally-classified loans from December 31, 2011, there were 6 relationships totaling $13.2 million upgraded from Substandard to Special Mention as well as some upgrades of Special Mention and Substandard to non-classified risk ratings. These upgrades reflect improvement in the financial conditions of some commercial relationships. The decrease in the allocations for commercial and industrial loans was mainly a result of a decrease in allocations based upon historical losses as net charge-offs for commercial and industrial loans were down from prior year, and a decrease in allocations for specific loans related to the upgrades of certain relationships from Substandard to Special Mention. During the first six months of 2012, the Company upgraded one commercial relationship totaling $11.2 million from Substandard to a nonclassified or pass rating based upon improved operating results. The Company also downgraded one commercial relationship totaling $16.9 million from a pass to a Special Mention due to some weakness in 2011 operating results. The increase in the allocations for commercial real estate loans was mainly a result of an increase in allocations based upon historical losses as net charge-offs for commercial real estate loans were up from previous year, which was partially offset by a decrease in allocations for specific loans related to the upgrade of certain relationships from Substandard to Special Mention and a decrease in the level of internally-classified loans. Reserve allocations for residential real estate loans were up slightly over year-end 2011 amid concern over high unemployment and soft real estate values in some of the Company’s market areas. The allocation for consumer loans is largely unchanged as the increase in consumer loan net charge-offs during the period, was partially offset by a decrease in the outstanding balance for this portfolio.

Activity in the Company’s allowance for loan and lease losses during the first six months of 2012 and 2011, and for the twelve months ended December 31, 2011 is illustrated in the table below.

Analysis of the Allowance for Loan and Lease Losses

(in thousands)	06/30/2012	12/31/2011	06/30/2011
Average loans outstanding during year	$1,980,673	$1,928,540	$1,914,951
Balance of allowance at beginning of year	27,593	27,832	27,832

LOANS CHARGED-OFF:
Commercial and industrial	581	2,403	1,257
Commercial real estate	1,169	4,488	369
Residential real estate	1,023	2,730	1,195
Consumer and other	411	608	268
Leases	0	3	0
Total loans charged-off	$3,184	$10,232	$3,089

RECOVERIES OF LOANS
PREVIOUSLY CHARGED-OFF:
Commercial and industrial	65	424	393
Commercial real estate	0	280	105
Residential real estate	66	33	32
Consumer and other	189	311	173
Total loans recovered	$320	$1,048	$703
Net loans charged-off	2,864	9,184	2,386
Additions to allowance charged to operations	2,136	8,945	2,915
Balance of allowance at end of year	$26,865	$27,593	$28,361
Annualized net charge-offs to average total loans and leases	0.22%	0.48%	0.25%

As of June 30, 2012 the allowance was $26.9 million or 1.33% of total loans and leases outstanding, compared with $27.6 million or 1.39% at December 31, 2011 and $28.4 million or 1.48% at June 30, 2011. The Company has seen improvement in credit quality metrics over the past several quarters and current levels of nonperforming loans are down from the same period prior year. Nonperforming loans totaled $38.5 million at June 30, 2012, down 6.0% from June 31, 2011, and loans internally identified as Special Mention, Substandard, and Doubtful totaled $122.4 million, down 24.9% from the end of the second quarter of 2011. However, with the strength of the economic recovery uncertain, there is no assurance that weak economic conditions may not adversely affect the credit quality of the Company’s loans and leases, results of operations, and financial condition going forward.

The provision for loan losses was $1.0 million for the second quarter of 2011 and 2012 and $2.1 million and $2.9 million, respectively, for the six months ended June 30, 2012 and 2011. Net charge-offs for the six months ended June 30, 2012 were $2.9 million compared to $2.4 million in the comparable year ago period. Annualized net charge-offs for the first six months of 2012 represent 0.22% of average loans, which is down from 0.25% for the same period in 2011, and is favorable to our peer group ratio of 0.70% at March 31, 2012. Commercial real estate gross charge-offs in the first six months of 2012 include a $1.0 million charge-off on one commercial real estate relationship totaling $4.5 million.

Analysis of Past Due and Nonperforming Loans

(dollar amounts in thousands)	06/30/2012	12/31/2011	06/30/2011
Loans 90 days past due and accruing
Commercial and industrial	$0	$0	$785
Commercial real estate	0	0	207
Residential real estate	321	1,378	1,520
Consumer and other	0	2	0
Total loans 90 days past due and accruing	321	1,380	2,512
Nonaccrual loans
Commercial and industrial	5,150	7,105	5,383
Commercial real estate	24,729	26,352	27,541
Residential real estate	6,736	5,884	5,318
Consumer and other	134	237	202
Leases	0	10	13
Total nonaccrual loans	36,749	39,588	38,457
Troubled debt restructurings not included above	1,507	428	0
Total nonperforming loans and leases	38,577	41,396	40,969
Other real estate owned	2,161	1,334	1,742
Total nonperforming assets	$40,738	$42,730	$42,711
Allowance as a percentage of loans and leases outstanding	1.33%	1.39%	1.48%
Allowance as a percentage of nonperforming loans and leases	69.75%	66.65%	69.23%
Total nonperforming assets as percentage of total assets	1.17%	1.26%	1.30%

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDR”), and foreclosed real estate. Nonperforming assets represented 1.17% of total assets at June 30, 2012, compared to 1.26% at December 31, 2011, and 1.30% at June 30, 2011. Nonperforming assets are down 4.8% from December 31, 2011 and 5.1% from June 30, 2011, respectively. While the overall strength of the economy remains uncertain, there are signs of improvement in national and local economic conditions, which have contributed to some improvements in the financial conditions of several of the Company’s commercial and agricultural customers. The Company’s ratio of nonperforming assets to total assets continues to compare favorably to our peer group’s most recent ratio of 2.62% at March 31, 2012.

Nonperforming loans represented 1.91% of total loans at June 30, 2012, compared to 2.09% of total loans at December 31, 2011, and 2.13% of total loans at June 30, 2011. A breakdown of nonperforming loans by portfolio segment is shown above. Total nonperforming loans are down from December 31, 2011 and June 31, 2011 by 7.0% and 6.0%, respectively. Commercial real estate loans represent the largest component of nonperforming loans. Nonperforming commercial real estate loans include two relationships totaling $8.6 million at June 30, 2012 and $12.5 million at December 31, 2011. Both of these relationships are considered impaired and have either been charged down to fair value or have specific allocations within the allowance model.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider and the borrower could not obtain elsewhere. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter include loans that meet the definition of a TDR but are performing in accordance with the modified terms and therefore classified as accruing loans. At June 30, 2012 the Company had $11.80 million in TDRs, of which $10.3 million were nonaccrual and included in the table above, and one loan was more than 90 days past due with a total balance of $56,000.

In general, the Company places a loan on nonaccrual status if principal or interest payments become 90 days or more past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when required by applicable regulations. Although in nonaccrual status, the Company may continue to receive payments on these loans. These payments are generally recorded as a reduction to principal, and interest income is recorded only after principal recovery is reasonably assured. As of June 30, 2012 and December 31, 2011, the Company was regularly receiving payments on over 60% of the loans categorized as nonaccrual.

The Company’s recorded investment in loans and leases that are considered impaired totaled $30.2 million at June 30, 2012, and $32.8 million at December 31, 2011. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all TDRs. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

The year-to-date average recorded investment in impaired loans and leases was $32.5 million at June 30, 2012, $32.9 million at December 31, 2011, and $33.3 million at June 30, 2011. At June 30, 2012, $5.0 million of impaired loans had specific reserve allocations of $2.7 million and $25.2 million had no specific reserve allocation. At December 31, 2011, $8.7 million of impaired loans had specific reserve allocations of $3.5 million and $24.0 million had no specific reserve allocation. The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserve because of the amount of collateral support with respect to these loans and previous charge-offs. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis. Interest income recognized on impaired loans and leases, all collected in cash, was $28,000 for the year-to-date periods ended June 30, 2012 and $0 for December 31, 2011, respectively, and $10,000 for the year-to-date period ended June 30, 2011.

The ratio of the allowance to nonperforming loans (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 69.8 times at June 30, 2012, up from 66.7 times in December 31, 2011, and 69.2 times at June 30, 2011. The Company’s ratio is comparable to our peer group ratio of 0.70 times as of March 31, 2012. The Company’s nonperforming loans are mostly made up of collateral dependent impaired loans requiring little to no specific allowance due to the level of collateral available with respect to these loans and/or previous charge-offs.

Management reviews the loan portfolio continuously for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its internal loan review function, identified 60 commercial relationships totaling $22.6 million at June 30, 2012, that were classified as Substandard and continue to accrue interest. This presents an improvement from the 60 commercial relationships totaling $28.5 million at December 31, 2011, which were classified as Substandard, and continued to accrue interest. Of the 60 commercial relationships that were Substandard, there are 6 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $14.6 million, the largest of which is $5.3 million. Over the past few years, the Company has seen an increase in potential problem loans as weak economic conditions have strained borrowers’ cash flows and collateral values. The decrease in the dollar volume of potential problem loans since year-end 2011 was mainly due to the upgrade of several large commercial credits, including agriculturally-related loans, to a risk grading better than Substandard. The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital

Total equity was $353.7 million at June 30, 2012, an increase of $54.6 million or 18.2% from December 31, 2011, mainly a result of the net $38.0 million capital raise completed in the second quarter of 2012. Other significant components of the increase in total equity include: net income of $16.6 million less cash dividends paid of $8.4 million a $1.5 million increase for the exercise of stock options and $1.0 million for the issue of shares under the employee stock ownership plan.

Additional paid-in capital increased by $42.0 million, from $206.4 million at December 31, 2011, to $248.4 million at June 30, 2012. The increase is primarily attributable to the $38.0 million capital raise, $1.5 million related to stock option exercises, $1.0 million related to shares purchased under the employee stock ownership plan, $934,000 related to shares issued under the dividend reinvestment and direct stock purchase plan, and $688,000 related to stock-based compensation. Retained earnings increased by $8.2 million from $96.4 million at December 31, 2011, to $104.7 million at June 30, 2012, reflecting net income of $16.6 million less dividends paid of $8.4 million. Accumulated other comprehensive loss increased from a net unrealized loss of $3.7 million at December 31, 2011 to a net unrealized gain of $484,000 at June 30, 2012; reflecting a $3.4 million increase in unrealized gains on available-for-sale securities due to market rates, and a $735,000 increase related to postretirement benefit plans. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Cash dividends paid in the first six months of 2012 totaled approximately $8.4 million, representing 50.5% of year to date 2012 earnings. Cash dividends of $0.72 per common share paid in the first six months of 2012 were up 5.9% over cash dividends of $0.68 per common share paid in the first six months of 2011.

On October 25, 2011, the Company’s Board of Directors authorized a new stock repurchase plan for the Company to repurchase up to 335,000 shares of the Company’s common stock. Purchases may be made on the open market or in privately negotiated transactions over the 24 months following adoption of the plan. The repurchase program may be suspended, modified, or terminated at any time for any reason. As of the date of this report, shares have been repurchased under the plan.

As previously mentioned, on April 3, 2012, the Company closed the registered public offering of 1,006,250 shares of its common stock at a price of $40.00 per share, less underwriting discounts and commissions. After transaction costs, net proceeds from the capital raise were approximately $38.0 million and resulted in the issuance of 1,006,250 shares of common stock on April 3, 2012.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. The table below reflects the Company’s capital position at June 30, 2012, compared to the regulatory capital requirements for “well capitalized” institutions.

REGULATORY CAPITAL ANALYSIS
June 30, 2012	Actual		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$357,453	16.22%	$220,332	10.00%
Tier 1 Capital (to risk weighted assets)	$330,331	14.99%	$132,199	6.00%
Tier 1 Capital (to average assets)	$330,331	9.53%	$173,280	5.00%
As illustrated above, the Company’s capital ratios on June 30, 2012 remain above the minimum requirements for well capitalized institutions. Total capital as a percent of risk weighted assets increased from 14.2% at December 31, 2011. Tier 1 capital as a percent of risk weighted assets increased from 12.9% at the end of 2011. Tier 1 capital as a percent of average assets increased from 8.5% at December 31, 2011. The increase in capital ratios over year-end 2011 is mainly the result of the $38.0 million capital raise the Company completed in the current quarter which positioned the Company for future growth including the recently-completed VIST acquisition.

During the first quarter of 2010, the OCC notified the Company that it was requiring Mahopac National Bank (“Mahopac”), one of the Company’s three banking subsidiaries, to maintain certain minimum capital ratios at levels higher than those otherwise required by applicable regulations. The OCC is requiring Mahopac to maintain a Tier 1 capital to average assets ratio of 8.0%, a Tier 1 risk-based capital to risk-weighted capital ratio of 10.0% and a Total risk-based capital to risk-weighted assets ratio of 12.0%. Mahopac exceeded these minimum requirements at the time of the notification and continues to maintain ratios above these minimums. As of June 30, 2012, Mahopac had a Tier 1 capital to average assets ratio of 9.1%, a Tier 1 risk-based capital to risk-weighted capital ratio of 13.3% and a Total risk-based capital to risk-weighted assets ratio of 14.6%.

As of June 30, 2012, the capital ratios for the Company’s other two subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

In December 2010, the oversight body of the Basel Committee on Banking Supervision published final rules on capital, leverage and liquidity. Implementation of these new capital and liquidity requirements has created significant uncertainty with respect to future requirements for financial institutions.  On June 7, 2012 the US banking regulators published their Notice of Proposed Rule Making to implement changes in capital rules. The Company is evaluating the potential impact on our capital ratios.

Deposits and Other Liabilities
Total deposits of $2.8 billion at June 30, 2012 increased $104.5 million or 3.9% from December 31, 2011, due primarily to an $83.0 million increase in interest checking, savings and money market balances and a $30.3 million increase in non interest bearing deposits offset by a $8.8 million decrease in time deposits. Growth over year-end 2011 was divided relatively equally among municipal interest checking, personal and business savings and money market balances and personal non interest bearing accounts.

Total deposits were up $193.1 million or 7.5% over June 30, 2011. The increase was due to a $119.2 million increase in interest checking, savings and money market accounts of which $68.5 million was attributable to growth in personal and business segments and $110.4 million of growth in noninterest bearing deposits. This was offset by a decline in time deposits of $36.5 million compared to June 30, 2011, mainly attributable to declines in time deposits less than $100,000.

The most significant source of funding for the Company is core deposits. Prior to December 31, 2011, the Company defined core deposits as total deposits less time deposits of $100,000 or more, brokered deposits and municipal money market deposits. A provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) made permanent an increase in the maximum amount of FDIC deposit insurance for financial institutions to $250,000 per depositor. That maximum had been $100,000 per depositor until 2009, when it was temporarily raised to $250,000. As a result of the permanently increased deposit insurance coverage, effective December 31, 2011 the Company defines core deposits as total deposits less time deposits of $250,000 or more (formerly $100,000), brokered deposits and municipal money market deposits.

Core deposits grew by $110.2 million or 5.0% to $2.3 billion at June 30, 2012 from $2.2 billion at year-end 2011. Core deposits represented 84.0% of total deposits at June 30, 2012, compared to 83.1% of total deposits at December 31, 2011.

Municipal money market accounts of $289.1 million at June 30, 2012 remained relatively flat from $291.7 million at year-end 2011. As compared to June 30, 2011, municipal money market accounts increased $15.1 million or 5.5%. In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August. Account balances tend to increase throughout the fall and into the winter months from tax deposits and receive an additional inflow at the end of March from the electronic deposit of state funds.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $46.7 million at June 30, 2012, and $49.1 million at December 31, 2011. Management generally views local repurchase agreements as an alternative to large time deposits. The Company’s wholesale repurchase agreements are primarily with the FHLB and amounted to $115.0 million at June 30, 2012, comparable to $120.0 million at December 31, 2011.

The Company’s other borrowings totaled $121.9 million at June 30, 2012, down $64.1 million or 34.5% from $186.1 million at December 31, 2011. Borrowings at June 30, 2012 included $120.0 million in FHLB term advances. Borrowings at year-end 2011 included $122.1 million in FHLB term advances, $53.1 million of overnight FHLB advances, and a $10.9 million advance from a bank. The decrease in borrowings reflects the pay down of FHLB borrowings as a result of deposit growth and soft loan demand. Of the $120.0 million in FHLB term advances at June 30, 2012, $80.0 million are due over one year. In 2007, the Company elected the fair value option under FASB ASC Topic 825 for a $10.0 million advance with the FHLB. The fair value of this advance decreased by $165,000 (net mark-to-market gain of $165,000) over the six months ended June 30, 2012.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered time deposits, municipal money market deposits, securities sold under agreements to repurchase and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources, at June 30, 2012, decreased by $77.2 million or 9.6% from $804.0 million at December 31, 2011. Non-core funding sources, as a percentage of total liabilities, were 23.2% at June 30, 2012, compared to 25.9% at December 31, 2011. The decrease in non-core funding sources was mainly due to declines in FHLB advances. With the growth in core deposits and soft loan demand over the past several quarters, the Company has paid down non-core funding sources.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $737.3 million and $730.6 million at June 30, 2012 and December 31, 2011, respectively, were either pledged or sold under agreements to repurchase. Pledged securities represented 62.3% of total securities at June 30, 2012, compared to 66.1% of total securities at December 31, 2011.

Cash and cash equivalents totaled $59.8 million as of June 30, 2012, up from $49.6 million at December 31, 2011. Short-term investments, consisting of securities due in one year or less, increased from $19.6 million at December 31, 2011, to $28.5 million on June 30, 2012. The Company also has $17.9 million of securities designated as trading securities.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $555.6 million at June 30, 2012 compared with $653.0 million at December 31, 2011. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $756.9 million at June 30, 2012 as compared to $731.1 million at December 31, 2011. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At June 30, 2012, the unused borrowing capacity on established lines with the FHLB was $1.0 billion. As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At June 30, 2012, total unencumbered residential mortgage loans of the Company were $251.3 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of May 31, 2012 a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 0.69%, while a 100 basis point parallel decline in interest rates over a one-year period would result in a decrease in one-year net interest income from the base case of 0.59%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of June 30, 2012. The Company’s one-year net interest rate gap was a negative $220.7 million or 6.34% of total assets at June 30, 2012 compared with a negative $89.4 million or 2.63% of total assets at December 31, 2011. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap – June 30, 2012			Repricing Interval

(in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets1	$3,266,321	$691,140	$174,502	$312,863	$1,178,505
Interest-bearing liabilities	2,427,088	1,040,168	184,862	174,163	1,399,193
Net gap position		(349,028)	(10,360)	138,700	(220,688)
Net gap position as a percentage of total assets		(10.02%)	(0.30%)	3.98%	(6.34%)
1 Balances of available securities are shown at amortized cost

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2012. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report on Form 10-Q the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

April 1, 2012 through April 30, 2012	1,571	$39.45	0	335,000

May 1, 2012 through May 30, 2012	584	36.49	0	335,000

June 1, 2012 through June 30, 2012	0	0	0	335,000

Total	2,155	$38.65	0	335,000

Included in the table above are 1,571 shares purchased in April 2012, at an average cost of $39.45 and 584 shares purchased in May 2012, at an average cost of $36.49 by the trustee of the rabbi trust established by the Company under the Company’s Amended and Restated Retainer Plan For Eligible Directors of Tompkins Financial Corporation and it’s wholly-owned Subsidiaries, and were part of the director deferred compensation under that plan.

On October 25, 2011, the Company’s Board of Directors authorized a new stock repurchase plan for the Company to repurchase up to 335,000 shares of the Company’s common stock. Purchases may be made on the open market or in privately negotiated transactions over the 24 months following adoption of the plan. The repurchase program may be suspended, modified, or terminated at any time for any reason. As of the date of this report, the Company has not made any repurchases under this plan.

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

Date: August 09, 2012

TOMPKINS FINANCIAL CORPORATION

By:	/S/ Stephen S. Romaine
Stephen S. Romaine President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ Francis M. Fetsko
Francis M. Fetsko Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Pages

10.1	First Amendment to Agreement and Plan of Merger, dated July 31, 2012, by and among the Company, TMP Mergeco, Inc. TMP Mergeco, I LLC and VIST Financial Corp.

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	57

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	58

32.1	Certification of Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350	59

32.2	Certification of Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350	60