Form 10-Q/A
period 2012-06-30
TOMPKINS FINANCIAL CORP
filed 2012-09-07
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The sole purpose of this amendment to Tompkins Financial Corporation Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 9, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q/A

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

Date: September 7, 2012

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

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed consolidated Statements of Condition as of June 30, 2012 and December 31, 2011; (ii) condensed Consolidated Statements of Income for the three months ended June 30, 2012 and 2011; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2011; (iv) condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended June 30, 2012 and 2011; and (v) Notes to unaudited Condensed Consolidated Financial Statements.

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