Form 10-Q
period 2012-09-30
TOMPKINS FINANCIAL CORP
filed 2012-11-09
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to __________

Commission File Number 1-12709

Tompkins Financial Corporation
(Exact name of registrant as specified in its charter)

New York	16-1482357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Commons, P.O. Box 460, Ithaca, NY	14851
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (607) 273-3210
Former name, former address, and former fiscal year, if changed since last report:  NA

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☒.

Indicate the number of shares of the Registrant’s Common Stock outstanding as of the latest practicable date:

Class	Outstanding as of October 31, 2012
Common Stock, $0.10 par value	14,363,157 shares

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

TOMPKINS FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data)	As of
ASSETS	09/30/2012	As of
	(Unaudited)	12/31/2011

Cash and noninterest bearing balances due from banks	$89,056	$47,297
Interest bearing balances due from banks	53,610	2,170
Money market funds	0	100
Cash and Cash Equivalents	142,666	49,567

Trading securities, at fair value	17,373	19,598
Available-for-sale securities, at fair value (amortized cost of $1,421,267 and $1,104,853 in 2012 and 2011	1,472,037	1,143,546
Held-to-maturity securities, fair value of $27,963 at September 30, 2012, and $27,255 at December 31, 2011	27,503	26,673
Originated loans and leases, net of unearned income and deferred costs and fees	2,060,539	1,981,849
Less: Allowance for originated loan and lease losses	26,632	27,593
Acquired loans and leases, covered and non-covered	869,211	0
Net Loans and Leases	2,903,118	1,954,256

FDIC indemnification asset	4,385	0
Federal Home Loan Bank stock and Federal Reserve Bank stock	20,700	19,070
Bank premises and equipment, net	53,915	44,712
Corporate owned life insurance	64,364	43,044
Goodwill	95,566	43,898
Other intangible assets, net	19,293	4,096
Accrued interest and other assets	103,866	51,788
Total Assets	$4,924,786	$3,400,248

LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	2,187,083	1,356,870
Time	1,055,825	687,321
Noninterest bearing	794,736	616,373
Total Deposits	4,037,644	2,660,564

Federal funds purchased and securities sold under agreements to repurchase	206,996	169,090
Other borrowings, including certain amounts at fair value of $11,955 at September 30, 2012 and $12,093 at December 31, 2011	125,461	186,075
Trust preferred debentures	43,651	25,065
Other liabilities	70,084	60,311
Total Liabilities	$4,483,836	$3,101,105

EQUITY
Tompkins Financial Corporation shareholders’ equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 14,394,140 at September 30, 2012; and 11,159,466 at December 31, 2011	1,439	1,116
Additional paid-in capital	332,981	206,395
Retained earnings	103,008	96,445
Accumulated other comprehensive income (loss)	4,660	(3,677)
Treasury stock, at cost – 97,596 shares at September 30, 2012, and 95,105 shares at December 31, 2011	(2,688)	(2,588)

Total Tompkins Financial Corporation Shareholders’ Equity	439,400	297,691
Noncontrolling interests	1,550	1,452
Total Equity	$440,950	$299,143
Total Liabilities and Equity	$4,924,786	$3,400,248

See notes to unaudited condensed consolidated financial statements

TOMPKINS FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
(In thousands, except per share data) (Unaudited)	09/30/2012	09/30/2011	09/30/2012	09/30/2011
INTEREST AND DIVIDEND INCOME
Loans	$34,003	$26,134	$84,709	$77,718
Due from banks	6	1	14	10
Federal funds sold	0	1	2	6
Trading securities	182	213	569	668
Available-for-sale securities	8,317	7,524	23,016	23,110
Held-to-maturity securities	208	249	658	944
Federal Home Loan Bank stock and Federal Reserve Bank stock	203	212	620	719
Total Interest and Dividend Income	42,919	34,334	109,588	103,175
INTEREST EXPENSE
Time certificates of deposits of $100,000 or more	1,043	817	2,497	2,534
Other deposits	2,105	2,449	5,930	7,639
Federal funds purchased and securities sold under agreements to repurchase	1,174	1,204	3,340	3,743
Trust preferred debentures	489	405	1,296	1,197
Other borrowings	1,365	1,546	4,231	4,655
Total Interest Expense	6,176	6,421	17,294	19,768
Net Interest Income	36,743	27,913	92,294	83,407
Less: Provision for loan and lease losses	1,042	4,870	3,178	7,785
Net Interest Income After Provision for Loan and Lease Losses	35,701	23,043	89,116	75,622
NONINTEREST INCOME
Investment services income	3,614	3,425	10,504	11,090
Insurance commissions and fees	5,786	3,573	13,184	10,406
Service charges on deposit accounts	1,988	2,165	5,366	6,256
Card services income	1,504	1,271	4,353	3,785
Mark-to-market (loss) gain on trading securities	(41)	55	(198)	170
Mark-to-market (loss) gain on liabilities held at fair value	(27)	(461)	138	(488)
Net other-than-temporary impairment losses1	(55)	0	(120)	0
Other income	2,116	1,998	5,151	5,217
Net (loss) gain on securities transactions	(112)	286	822	381
Total Noninterest Income	14,773	12,312	39,200	36,817
NONINTEREST EXPENSES
Salaries and wages	13,892	11,190	36,273	33,225
Pension and other employee benefits	4,826	3,374	13,248	11,063
Net occupancy expense of premises	2,472	1,721	6,070	5,321
Furniture and fixture expense	1,364	1,088	3,580	3,325
FDIC insurance	759	475	1,841	2,057
Amortization of intangible assets	426	137	684	453
Merger related expenses	13,842	0	14,814	0
Other operating expense	8,613	5,988	22,910	18,908
Total Noninterest Expenses	46,194	23,973	99,420	74,352
Income Before Income Tax Expense	4,280	11,382	28,896	38,087
Income Tax Expense	761	3,490	8,674	11,956
Net Income attributable to Noncontrolling Interests and Tompkins Financial Corporation	3,519	7,892	20,222	26,131
Less: Net income attributable to noncontrolling interests	32	33	98	98
Net Income Attributable to Tompkins Financial Corporation	$3,487	$7,859	$20,124	$26,033
Basic Earnings Per Share	$0.26	$0.71	$1.63	$2.37
Diluted Earnings Per Share	$0.25	$0.71	$1.63	$2.36

1 For the three months ended September 30, 2012, other-than-temporary impairment ("OTTI") on securities Available-for-sale totaling $55,000 were recognized, all of which were recognized in noninterest income. For the nine months ended September 30, 2012, OTTI on securities available-for-sale totaling $120,000 were recognized, all of which were recognized in noninterest income.

See notes to unaudited condensed consolidated financial statements

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(In thousands) (Unaudited)	09/30/2012	09/30/2011
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$3,519	$7,892
Other comprehensive income (loss), net of tax:

Unrealized gain on available-for-sale securities:
Net unrealized holding gain on available-for-sale securities arising during the period (net of tax of $2,490 in 2012 and $2,512 in 2011).	3,706	3,772

Reclassification adjustment for net realized loss (gain) on sale included in of available-for-sale securities (net of tax of $45 in 2012 and $(114) in 2011).	67	(172)

Other-than-temporary impairment on available-for-sale securities (net of tax of $22 in 2012 and $0 in 2011)	33	0

Employee benefit plans:
Net retirement plan gain (net of tax of $245 for 2012 and $81 for 2011).	367	122

Other comprehensive income	4,173	3,722
Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	7,692	11,614
Less: Other comprehensive income attributable to noncontrolling interests	(32)	(33)
Total comprehensive income attributable to Tompkins Financial Corporation	$7,660	$11,581

	Nine Months Ended
(In thousands) (Unaudited)	09/30/2012	09/30/2011
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$20,222	$26,131
Other comprehensive income (loss), net of tax:

Unrealized gain on available-for-sale securities:
Net unrealized holding gain on available-for-sale securities arising during the period (net of tax of $5,122 in 2012 and $8,595 in 2011).	7,657	12,900

Reclassification adjustment for net realized gain on sale included in of available-for-sale securities (net of tax of $328 in 2012 and $152 in 2011).	(494)	(229)

Other-than-temporary impairment on available-for-sale securities (net of tax of $48 in 2012 and $0 in 2011)	72	0

Employee benefit plans:
Net retirement plan gain (net of tax of $736 for 2012 and $457 for 2011).	1,102	686

Other comprehensive income	8,337	13,357
Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	28,559	39,488
Less: Other comprehensive income attributable to noncontrolling interests	(98)	(98)
Total comprehensive income attributable to Tompkins Financial Corporation	$28,461	$39,390

See accompaning notes to unaudited condensed consolidated financial statements

 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	09/30/2012	09/30/2011
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$20,124	$26,033
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,178	7,785
Depreciation and amortization of premises, equipment, and software	3,810	3,553
Amortization of intangible assets	684	453
Earnings from corporate owned life insurance	(1,246)	(1,118)
Net amortization on securities	8,615	6,446
Other than temporary impairment loss	120	0
Mark-to-market loss (gain) on trading securities	198	(170)
Mark-to-market (gain) loss on liabilities held at fair value	(138)	488
Net gain on securities transactions	(822)	(381)
Net gain on sale of loans	(579)	(378)
Proceeds from sale of loans	25,660	20,727
Loans originated for sale	(24,913)	(19,693)
Net loss (gain) on sale of bank premises and equipment	2	(8)
Stock-based compensation expense	975	998
Increase in accrued interest receivable	(1,381)	(1,204)
Decrease in accrued interest payable	(686)	(417)
Proceeds from maturities and payments of trading securities	1,996	2,530
Contribution to pension plan	(5,000)	(2,750)
Other, net	(6,033)	10,600
Net Cash Provided by Operating Activities	24,564	53,494
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	236,181	274,728
Proceeds from sales of available-for-sale securities	180,545	59,927
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	10,321	33,379
Purchases of available-for-sale securities	(364,721)	(362,934)
Purchases of held-to-maturity securities	(11,155)	(5,763)
Net increase in loans	(62,872)	(49,635)
Net decrease in Federal Home Loan Bank stock and Federal Reserve Bank stock	3,121	5,079
Proceeds from sale of bank premises and equipment	42	48
Purchases of bank premises and equipment	(5,021)	(2,607)
Net cash acquired (used) in acquisition	4,289	(243)
Other, net	(748)	(726)
Net Cash Used in Investing Activities	(10,018)	(48,747)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	217,264	218,915
Net decrease in time deposits	(25,419)	(39,114)
Net decrease in Federal funds purchases and securities sold under agreements to repurchase	(81,784)	(11,666)
Increase in other borrowings	20,000	45,880
Repayment of other borrowings	(80,476)	(152,560)
Cash dividends	(13,561)	(11,416)
Common stock issued	37,978	0
Shares issued for dividend reinvestment plan	939	2,435
Shares issued for employee stock ownership plan	1,037	1,053
Net proceeds from exercise of stock options	2,416	837
Tax benefit from stock option exercises	159	(7)
Net Cash Provided by Financing Activities	78,553	54,357
Net Increase in Cash and Cash Equivalents	93,099	59,104
Cash and cash equivalents at beginning of period	49,567	49,665
Total Cash & Cash Equivalents at End of Period	142,666	108,769

See notes to unaudited condensed consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	09/30/2012	09/30/2011
Supplemental Information:
Cash paid during the year for - Interest	$17,980	$20,185
Cash paid during the year for - Taxes	13,314	8,123
Transfer of loans to other real estate owned	492	457

Supplemental schedule of non-cash investing activities:
Acquisitions:
Fair value of non-cash assets other than goodwill acquired in purchase acquisitions	1,358,544	64
Goodwill related to acquisition - VIST	50,675	0
Goodwill related to acquisition - Olver	993	2,309
Fair value of non-cash liabilities assumed in purchase acquisitions	1,331,196	31
Fair value of shares issued for acquisitions	82,198	2,535

See notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-controlling Interests	Total
Balances at January 1, 2011	$1,093	$198,114	$76,446	$(1,260)	$(2,437)	$1,452	$273,408

Net income attributable to noncontrolling interests and Tompkins Financial Corporation			26,033			98	26,131
Other comprehensive income				13,357			13,357
Total Comprehensive Income							39,488
Cash dividends ($1.04 per share)			(11,416)				(11,416)
Exercise of stock options and related tax benefit (25,757 shares, net)	2	828					830
Stock-based compensation expense		998					998
Shares issued for dividend reinvestment plan (61,262 shares, net)	6	2,429					2,435
Shares issued for employee stock ownership plan (25,139 shares)	3	1,050					1,053
Directors deferred compensation plan ((775) shares, net)		64			(64)		0
Net shares issued related to restricted stock awards (37,725 shares)	4						4
Share issued for purchase acquisition (75,188 shares)	8	2,527					2,535
Forfeiture of restricted shares (600 shares)
Balances at September 30, 2011	$1,116	$206,010	$91,063	$12,097	$(2,501)	$1,550	$309,335

Balances at January 1, 2012	$1,116	$206,395	$96,445	$(3,677)	$(2,588)	$1,452	$299,143

Net income attributable to noncontrolling interests and Tompkins Financial Corporation			20,124			98	20,222
Other comprehensive (loss) income				8,337			8,337
Total Comprehensive Income							28,559
Cash dividends ($1.08 per share)			(13,561)				(13,561)
Exercise of stock options and related tax benefit (89,451 shares, net)	9	2,566					2,575
Stock-based compensation expense		975					975
Shares issued for dividend reinvestment plan (23,247 shares, net)	2	937					939
Shares issued for employee stock ownership plan (25,655 shares, net)	2	1,035					1,037
Directors deferred compensation plan (2,491 shares, net)		100			(100)		0
Common stock issued (1,006,250 shares)	101	37,877					37,978
Common stock issued for purchase acquisition (2,093,689 shares)	209	83,096					83,305
Forfeiture of restricted shares (3,618 shares)
Balances at September 30, 2012	$1,439	$332,981	$103,008	$4,660	$(2,688)	$1,550	$440,950

See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, insurance, and brokerage services. At September 30, 2012, the Company’s subsidiaries included:  four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile, Mahopac National Bank, VIST Bank and TFA Management, Inc., a wholly owned registered investment advisor (“TFA Management”); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). TFA Management and the trust division of the Trust Company provide a full array of investment services under the Tompkins Financial Advisors division, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services.  The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (607) 273-3210.  The Company’s common stock is traded on the NYSE MKT LLC under the Symbol “TMP.”

As a registered financial holding company, the Company is subject to examination and comprehensive regulation by the Federal Reserve Board (“FRB”).  The Company’s banking subsidiaries are subject to examination and comprehensive regulation by various regulatory authorities, including the Federal Deposit Insurance Corporation (“FDIC”), the Office of the Comptroller of the Currency (OCC”), New York Department of Financial Services (“NYDFS”), and the Pennsylvania Department of Banking and Securities.

The Company’s financial services subsidiaries are subject to examination and regulation by various regulatory agency including the New York State Insurance Department, Securities and Exchange Commission (“SEC”), and the Financial Industry Regulatory Authority (“FINRA”). The trust division of Tompkins Trust Company is subject to examination and comprehensive regulation by the FDIC and NYDFS.

2. Basis of Presentation

The unaudited consolidated financial statements included in this quarterly report do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission. In the application of certain accounting policies management is required to make assumptions regarding the effect of matters that are inherently uncertain. These estimates and assumptions affect the reported amounts of certain assets, liabilities, revenues, and expenses in the unaudited condensed consolidated financial statements. Different amounts could be reported under different conditions, or if different assumptions were used in the application of these accounting policies. The accounting policies that management considers critical in this respect are the determination of the allowance for loan and lease losses, the expenses and liabilities associated with the Company’s pension and post-retirement benefits, and the review of its securities portfolio for other than temporary impairment.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2012.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  In 2012, the Company has adopted accounting policies related to acquired loans (Refer to Note 6 – “Loans and Leases”) and the FDIC Indemnification asset (Refer to Note 9 – “FDIC Indemnification Asset Related to Covered Loans”) as a result of the VIST Financial acquisition.  Other than these new policies, there have been no significant changes to the Company’s accounting policies from those presented in the 2011 Annual Report on Form 10-K.  Refer to Note 3- “Accounting Standards Updates” of this Report for a discussion of recently issued accounting guidelines.

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

The Company has evaluated subsequent events for potential recognition and/or disclosure, and determined that no further disclosures were required.

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

ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 became effective on January 1, 2012. With the adoption of ASU 2011-05, the Company’s consolidated financial statements now include separate condensed consolidated statements of comprehensive income.

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

ASU 2011-11, “Balance Sheet (Topic 210) - “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. In October 2012, the FASB limited the scope to derivatives, repurchase and reverse purchase agreements, and securities borrowing and lending agreements subject to master netting arrangements or similar agreements.  ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Company’s financial statements.

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

ASU 2012-02 “Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 is effective for the Company beginning January 1, 2013 (early adoption permitted) and is not expected to have a significant impact on the Company’s financial statements.

4. Mergers and Acquisitions

On August 1, 2012, Tompkins completed its acquisition of VIST Financial Corp. (“VIST Financial”), a financial holding company headquartered in Wyomissing, Pennsylvania, and parent to VIST Bank, VIST Insurance, LLC (“VIST Insurance”), and VIST Capital Management, LLC (“VIST Capital Management”).   On the acquisition date, VIST Financial had $1.4 billion in total assets, which included $889.3 million in loans, and $1.2 billion in deposits.   On the acquisition date, VIST Financial was merged into Tompkins.  VIST Bank, a Pennsylvania state-chartered commercial bank, became a wholly-owned subsidiary of Tompkins and will continue to operate as a separate subsidiary bank of Tompkins.  VIST Insurance was merged into Tompkins Insurance Agencies, Inc., and VIST Capital Management became part of Tompkins Financial Advisors.  The acquisition expands the Company’s presence into the southeastern region of Pennsylvania.

The acquisition was a stock transaction.  Under the terms of the merger agreement, each share of VIST Financial common stock was cancelled and converted into the right to receive 0.3127 shares of Tompkins common stock, with any fractional share entitlement paid in cash, resulting in the Company issuing 2,093,689 shares at a fair value of $82.2 million.  The Company also paid $1.2 million to retire outstanding VIST Financial employee stock options; while other VIST Financial employee stock options were converted into options to purchase Tompkins’ common stock, with an aggregate fair value of $1.1 million.  In addition, immediately prior to the completion of the merger, Tompkins purchased from the United States Department of the Treasury the issued and outstanding shares of VIST Financial Fixed Rate Cumulative Perpetual Preferred Stock, Series A, as well as the warrant to purchase shares of VIST Financial common stock issued in connection with the issuance of the preferred stock (the “TARP Purchase”) and any accrued and unpaid dividends for an aggregate purchase price of $26.5 million. The securities purchased in the Troubled Asset Relief Program (“TARP”) Purchase were cancelled in connection with the consummation of the merger.

The acquisition was accounted for under the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair values as of acquisition date.   VIST Financial’s assets and liabilities were recorded at their preliminary estimated fair values as of August 1, 2012, the acquisition date, and VIST Financial’s results of operations have been included in the Company’s Consolidated Statements of Income since that date.

The assets acquired and liabilities assumed in the acquisition were recorded at their estimated fair values based upon management’s best estimates using information available at the date of the acquisition, including the use of third party valuation specialist.  The fair values are preliminary estimates and subject to adjustment for up to one year after the closing date of the acquisition.  The following table summarizes the estimated fair value of the acquired assets and liabilities.

Consideration Paid (in thousands)	August 1, 2012

Tompkins common stock issued	$82,198
Cash payment for fractional shares	13
Cash payments for VIST Financial employee stock options	1,236
Fair value of VIST Financial employee stock options, converted to Tompkins' common stock options	1,107
Cash payment for VIST Financial TARP, warrants and accrued and unpaid dividends	26,454
$111,008

Recognized amounts of identifiable assets acquired and liabilities assumed at estimated fair value
Cash and cash equivalents	$32,985
Available-for-sale securities	376,298
FHLB stock	4,751
Loans and leases	889,336
Premises and equipment	7,343
Identifiable intangible assets	16,017
Accrued interest receivable and other assets	64,799
Deposits	(1,185,235)
Borrowings	(138,263)
Other liabilities	(7,698)

Total identifiable assets	$60,333

Goodwill	$50,675

Loans and leases acquired in the VIST Financial acquisition were recorded at fair value and subsequently accounted for in accordance with ASC Topic 310, and there was no carryover of related allowance for loan and lease losses.  The fair values of loans acquired from VIST Financial were estimated using cash flow projections based on the remaining maturity and repricing terms.  Cash flows were adjusted for estimated future credit losses and the rate of prepayments.  Projected cash flows were then discounted to present value using a risk-adjusted market rate for similar loans.

The following is a summary of the loans acquired in the VIST Financial acquisition as of the closing date.

	Acquired Credit Impaired Loans	Acquired Non-Credit Impaired Loans	Total Acquired Loans

Contractually required principal and interest at acquisition	$159,865	$1,058,168	$1,218,033
Contractual cash flows not expected to be collected (non-accretable difference)	59,128	0	59,128
Expected cash flows at acquisition	100,737	1,058,168	1,158,905
Interest component of expected cash flows (accretable difference)	8,425	261,144	269,569
Fair value of acquired loans	92,312	797,024	889,336

The core deposit intangible and customer related intangibles totaled $10.7 million and $5.3 million, respectively and are being amortized over their estimated useful lives of approximately 10 years and 15 years, respectively, using an accelerated method.  The goodwill is not being amortized but will be evaluated at least annually for impairment. The goodwill, core deposit intangibles, and customer related intangibles are not deductable for taxes.

The fair values of deposit liabilities with no stated maturities such as checking, money market and savings accounts, were assumed to equal the carrying amounts since these deposits are payable on demand.   The fair values of certificates of deposits and IRAs represent the present value of contractual cash flows discounted at market rates for similar certificates of deposit.

The fair value of borrowings, which were mainly repurchase agreements with a large money center bank, was determined by discounted cash flow, as well as obtaining quotes from the money center bank.  The Company also assumed trust preferred debentures.  The fair value of these instruments was estimated by using the income approach whereby the expected cash flows over remaining estimated life are discounted using the Company’s credit spread over the current fully indexed yield based on an expectation of future interest rates derived from observed market interest rate curve and volatilities.

Direct costs related to the acquisition were expensed as incurred.  During the three and nine months ended September 30, 2012, the Company incurred $13.8 million and $14.8 million, respectively, of merger and acquisition integration-related expenses, which have been separately stated in the Company’s Consolidated Statements of Income.

Supplemental Pro Forma Financial Information

The following table presents financial information regarding the former VIST Financial operations included in our Consolidated Statements of Income from the date of the acquisition through September 30, 2012 under the column “Actual from acquisition date through September 30, 2012.”  In addition, the table provides unaudited condensed pro forma financial information assuming that the VIST Financial acquisition had been completed as of January 1, 2012, for the nine months ended September 30, 2012 and as of January 1, 2011 for the nine months ended September 30, 2011.  The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results.  Furthermore, the unaudited proforma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings or the impact of conforming certain acquire accounting policies to the Company’s policies that may have occurred as a result of the integration and consolidation of the acquisition.  The pro forma information shown reflects adjustments related to certain purchase accounting fair value adjustments; amortization of core deposit and other intangibles; and related income tax effects.

	Nine Months Ended
	Actual	Pro Forma	Pro Forma
(in thousands, except for per share data) (Unaudited)	09/30/2012	09/30/2012	09/30/2011

Net interest income	$9,848	$115,040	$109,820
Noninterest income	3,124	4,334	48,629
Net income	3,157	36,025	31,849
Earnings per share:
Basic		2.53	2.27
Diluted		2.51	2.25

In June 2011, Tompkins Insurance acquired all of the outstanding shares of Olver & Associates, Inc. (“Olver”), a property and casualty insurance agency located in Ithaca, New York.  As a result of pursuing an available tax election under Internal Revenue Code section 338(h)(10), it was determined that the acquisition qualified for beneficial tax treatment that would enable the tax deductible amortization of the purchase premium, including goodwill. To compensate the Olver shareholders for their consent to make this election, additional consideration of $755,000 and $238,000 were recorded as additional goodwill during the first and second quarters of 2012, respectively.

 5.  Securities

Available-for-Sale Securities
The following table summarizes available-for-sale securities held by the Company at September 30, 2012:

	Available-for-Sale Securities
September 30, 2012	Amortized Cost1	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
U.S. Treasury securities	$1,003	$11	$0	$1,014
Obligations of U.S. Government sponsored entities	569,993	22,704	94	592,603
Obligations of U.S. states and political subdivisions	82,671	2,562	25	85,208
Mortgage-backed securities – residential, issued by
U.S. Government agencies	170,436	6,846	295	176,987
U.S. Government sponsored entities	585,396	19,576	854	604,118
Non-U.S. Government agencies or sponsored entities	4,791	223	0	5,014
U.S. corporate debt securities	5,011	120	0	5,131
Total debt securities	1,419,301	52,042	1,268	1,470,075
Equity securities	1,966	0	4	1,962
Total available-for-sale securities	$1,421,267	$52,042	$1,272	$1,472,037
1 Net of other-than-temporary impairment losses recognized in earnings.

 The following table summarizes available-for-sale securities held by the Company at December 31, 2011:

	Available-for-Sale Securities
December 31, 2011	Amortized Cost1	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
U.S. Treasury securities	$2,020	$50	$0	$2,070
Obligations of U.S. Government sponsored entities	408,958	13,663	31	422,590
Obligations of U.S. states and political subdivisions	56,939	2,722	8	59,653
Mortgage-backed securities – residential, issued by
U.S. Government agencies	123,426	6,347	0	129,773
U.S. Government sponsored entities	501,136	16,300	58	517,378
Non-U.S. Government agencies or sponsored entities	6,334	0	458	5,876
U.S. corporate debt securities	5,017	166	0	5,183
Total debt securities	1,103,830	39,248	555	1,142,523
Equity securities	1,023	0	0	1,023
Total available-for-sale securities	$1,104,853	$39,248	$555	$1,143,546
1 Net of other-than-temporary impairment losses recognized in earnings.

Held-to-Maturity Securities
The following table summarizes held-to-maturity securities held by the Company at September 30, 2012:

	Held-to-Maturity Securities
September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. states and political subdivisions	$27,503	$460	$0	$27,963
Total held-to-maturity debt securities	$27,503	$460	$0	$27,963

The following table summarizes held-to-maturity securities held by the Company at December 31, 2011:

	Held-to-Maturity Securities
December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. states and political subdivisions	$26,673	$582	$0	$27,255
Total held-to-maturity debt securities	$26,673	$582	$0	$27,255

Realized gains on available-for-sale securities were $251,000 and $1,185,000 in the third quarter and nine months ending September 30, 2012, respectively, and $286,000 and $495,000 in the same periods of 2011; realized losses on available-for-sale securities were $363,000 in the third quarter and nine months ending September 30, 2012, and $0 and $114,000 in the same time periods of 2011.   The realized losses on available-for-sale securities were related to a planned restructuring of the VIST Bank balance sheet post acquisition where securities were sold and the proceeds used to paydown repurchase agreements.

The following table summarizes available-for-sale securities that had unrealized losses at September 30, 2012:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$16,089	$94	$0	$0	$16,089	$94
Obligations of U.S. states and political subdivisions	9,406	20	794	5	10,200	25

Mortgage-backed securities – issued by
U.S. Government agencies	26,042	295	0	0	26,042	295
U.S. Government sponsored entities	107,328	854	0	0	107,328	854
Total debt securities	158,865	1,263	794	5	159,659	1,268
Equity securities	6	4	0	0	6	4
Total available-for-sale securities	$158,871	$1,267	$794	$5	$159,665	$1,272

There were no unrealized losses on held-to-maturity securities at September 30, 2012.

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2011:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$30,831	$31	$0	$0	$30,831	$31
Obligations of U.S. states and political subdivisions	1,083	8	0	0	1,083	8

Mortgage-backed securities – residential, issued by
U.S. Government sponsored entities	28,307	58	0	0	28,307	58
Non-U.S. Government agencies or sponsored entities	1,944	172	3,932	286	5,876	458
Total debt securities	62,165	269	3,932	286	66,097	555
Total available-for-sale securities	$62,165	$269	$3,932	$286	$66,097	$555

There were no unrealized losses on held-to-maturity securities at December 31, 2011.

The gross unrealized losses reported at September 30, 2012 and December 31, 2011 for mortgage-backed securities-residential relate to investment securities issued by U.S. government sponsored entities such as Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, and U.S. government agencies such as Government National Mortgage Association, and non U.S. Government agencies or sponsored entities.  Total gross unrealized losses were primarily attributable to changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

The Company does not intend to sell the securities that are in an unrealized loss position and it is not more-likely-than not that the Company will be required to sell these available-for-sale investment securities, before recovery of their amortized cost basis, which may be at maturity.  Accordingly, as of September 30, 2012, and December 31, 2011, management believes the unrealized losses detailed in the tables above are not other-than-temporary.

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

As of September 30, 2012, the Company held five mortgage backed securities, with a fair value of $5.0 million, that were not issued by U.S. Government agencies or U.S. Government sponsored entities.  In 2009, the Company determined that three of these non-U.S. Government mortgage backed securities were other-than-temporarily impaired based on an analysis of the above factors for these three securities.  As a result, the Company recorded other-than-temporary impairment charges of $2.0 million in 2009 on these investments.  The credit loss component of $146,000 was recorded as other-than-temporary impairment losses in the consolidated statements of income, while the remaining non-credit portion of the impairment loss was recognized in other comprehensive income in the condensed consolidated statements of condition and changes in shareholders’ equity.  In 2010 and 2011, the Company recorded an additional credit loss component of other-than-temporary charge of $34,000 and $65,000, respectively.  The Company’s review of these securities as of September 30, 2012 determined that an additional credit loss component of other than temporary impairment charge of $55,000 was necessary.  As of September 30, 2012, these securities had an unrealized gain of $223,000, which was recognized in other comprehensive income.  A continuation or worsening of current economic conditions may result in additional credit loss component of other-than-temporary impairment losses related to these investments.

The following table summarizes the roll-forward of credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment is recognized in other comprehensive income:

	Three Months Ended		Nine Months Ended
(in thousands)	09/30/2012	09/30/2011	09/30/2012	09/30/2011
Credit losses at beginning of the period	$310	$180	$245	$180

Credit losses related to securities for which an other-than-temporary impairment was previously recognized	55	0	120	—
Ending balance of credit losses on debt securities held for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$365	$180	$365	$180

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed securities are shown separately since they are not due at a single maturity date.

September 30, 2012
(in thousands)	Amortized Cost1	Fair Value
Available-for-sale securities:
Due in one year or less	$25,005	$25,252
Due after one year through five years	349,249	364,300
Due after five years through ten years	281,384	291,360
Due after ten years	3,040	3,044
Total	658,678	683,956
Mortgage-backed securities	760,623	786,119
Total available-for-sale debt securities	$1,419,301	$1,470,075
1 Net of other-than-temporary impairment losses recognized in earnings.

December 31, 2011
(in thousands)	Amortized Cost1	Fair Value
Available-for-sale securities:
Due in one year or less	$8,611	$8,722
Due after one year through five years	252,388	265,814
Due after five years through ten years	202,782	205,584
Due after ten years	9,153	9,376
Total	472,934	489,496
Mortgage-backed securities	630,896	653,027
Total available-for-sale debt securities	$1,103,830	$1,142,523
1 Net of other-than-temporary impairment losses recognized in earnings.

September 30, 2012
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$16,971	$17,051
Due after one year through five years	7,071	7,337
Due after five years through ten years	2,661	2,775
Due after ten years	800	800
Total held-to-maturity debt securities	$27,503	$27,963

December 31, 2011
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$11,905	$11,932
Due after one year through five years	10,808	11,234
Due after five years through ten years	3,004	3,133
Due after ten years	956	956
Total held-to-maturity debt securities	$26,673	$27,255

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock and non-marketable Federal Reserve Bank (“FRB”) stock, both of which are required to be held for regulatory purposes and for borrowing availability.  The required investment in FHLBNY stock is tied to the Company’s borrowing levels with the FHLBNY.  Holdings of FHBLNY stock and FRB stock totaled $18.6 million and $2.1 million at September 30, 2012, respectively, and $17.0 million and $2.1 million at December 31, 2011, respectively.  The quarter-over-quarter increase was related to the FHLBNY stock requirement of VIST Bank.  The FHLBNY continues to pay dividends and repurchase its stock.  As such, the Company has not recognized any impairment on its holdings of FHLBNY stock.

Trading Securities
The following summarizes trading securities, at estimated fair value, as of:

(in thousands)	09/30/2012	12/31/2011

Obligations of U.S. Government sponsored entities	$12,148	$12,693
Mortgage-backed securities – residential, issued by
U.S. Government sponsored entities	5,225	6,905
Total	$17,373	$19,598

The net (loss) gain on trading account securities, which reflect mark-to-market adjustments, totaled ($41,000) and ($198,000) for the three and nine months ended September 30, 2012, and $55,000 and $170,000 for the three and nine months ended September 30, 2011.

6.  Loans and Leases
Loans and Leases at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012			December 31, 2011
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$58,672	$13	$58,685	$67,566	$0	$67,566
Commercial and industrial other	437,451	86,550	524,001	417,128	0	417,128
Subtotal commercial and industrial	496,123	86,563	582,686	484,694	0	484,694
Commercial real estate
Construction	37,194	56,844	94,038	47,304	0	47,304
Agriculture	47,745	3,295	51,040	53,071	0	53,071
Commercial real estate other	690,210	399,364	1,089,574	665,859	0	665,859
Subtotal commercial real estate	775,149	459,503	1,234,652	766,234	0	766,234
Residential real estate
Home equity	158,168	72,063	230,231	161,278	0	161,278
Mortgages	566,344	159,505	725,849	500,034	0	500,034
Subtotal residential real estate	724,512	231,568	956,080	661,312	0	661,312
Consumer and other
Indirect	28,474	31	28,505	32,787	0	32,787
Consumer and other	32,760	50,442	83,202	30,961	0	30,961
Subtotal consumer and other	61,234	50,473	111,707	63,748	0	63,748
Leases	4,602	78	4,680	6,489	0	6,489
Covered loans	0	41,134	41,134	0	0	0
Total loans and leases	2,061,620	869,319	2,930,939	1,982,477	0	1,982,477
Less: unearned income and deferred costs and fees	(1,081)	(108)	(1,189)	(628)	0	(628)
Total loans and leases, net of unearned income and deferred costs and fees	$2,060,539	$869,211	$2,929,750	$1,981,849	$0	$1,981,849

As of September 30, 2012 total loans of $2.9 billion were up 47.8% over year-end 2012, mainly a result of the VIST Financial acquisition, as well as organic growth. Loans acquired in the VIST Financial acquisition totaled $869.2 million at September 30, 2012. The acquired loans were recorded at fair value as of the acquisition date of August 1, 2012, pursuant to the purchase accounting guidelines in FASB ASC 805 – “Fair Value Measurements and Disclosures” (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses).  Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality”.  Refer to table in “Note 4 – Mergers and Acquisitions” for a summary of acquired credit-impaired loans and acquired non-credit impaired loans.

The carrying value of acquired loans acquired and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $90.3 million at September 30, 2012, as compared to $92.3 million at acquisition date of August 1, 2012; the net reduction reflects payments.  Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools.  The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

Increases in expected cash flows subsequent to the acquisition are recognized prospectively through an adjustment of the yield on the loans over the remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Valuation allowances (recognized in the allowance for loan losses) on these impaired loans reflect only losses incurred after the acquisition (representing all cash flows that were expected at acquisition but currently are not expected to be received).

There were no material increases or decreases in the expected cash flows between August 1, 2012 (the “acquisition date”) and September 30, 2012.  The Company recognized $729,000 of interest income on the loans acquired, with evidence of credit deterioration in the period since the acquisition date.

At September 30, 2012, acquired loans included $41.1 million of covered loans.   VIST Financial had acquired these loans in an FDIC assisted transaction in the fourth quarter of 2010.  In accordance with loss sharing agreement with the FDIC, certain losses and expenses relating to covered loans may be reimbursed by the FDIC at 70% or, if net losses exceed certain levels specified in the loss sharing agreements, 80%.  See “Note 9 – FDIC Indemnification Asset Related to Covered Loans” for further discussion of the loss sharing agreements and related FDIC indemnification asset.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures.  The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 5 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The Company reviewed the lending policies of Tompkins and VIST Financial, and adopted a uniform policy for the Company.  There were no significant changes to the Company’s existing policies, underwriting standards and loan review.  The Company’s Board of Directors approves the lending policies at least annually.  The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines.  Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if we can reasonably estimate the timing and amount of the expected cash flows on such loans and if the Company expects to fully collect the new carrying value of the loans.  As such, we may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount. The Company has determined that it can reasonably estimate future cash flows on our current portfolio of acquired loans that are past due 90 days or more and on which the Company is accruing interest and expect to fully collect the carrying value of the loans net of the allowance for acquired loan losses.

The below table is an age analysis of past due loans, segregated by originated and acquired loan and lease portfolios, and by class of loans, as of September 30, 2012.  As of September 30, 2012 there were no nonaccrual loans on the acquired loan and lease portfolio, these loans were recorded at fair value upon acquisition and are considered to be accruing as we can reasonably estimate future cash flows and expect to fully collect the carrying value of these loans.

(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing	Nonaccrual
Originated Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$58,672	$58,672	$0	$30
Commercial and industrial other	371	4,648	432,432	437,451	0	4,809
Subtotal commercial and industrial	371	4,648	491,104	496,123	0	4,839
Commercial real estate
Construction	0	8,469	28,725	37,194	0	11,239
Agriculture	183	0	47,562	47,745	0	23
Commercial real estate other	2,759	9,759	677,692	690,210	0	12,954
Subtotal commercial real estate	2,942	18,228	753,979	775,149	0	24,216
Residential real estate
Home equity	473	2,185	155,510	158,168	121	2,173
Mortgages	4,725	4,932	556,687	566,344	0	5,497
Subtotal residential real estate	5,198	7,117	712,197	724,512	121	7,670
Consumer and other
Indirect	841	253	27,381	28,474	5	263
Consumer and other	59		32,701	32,760	0	8
Subtotal consumer and other	900	253	60,082	61,234	5	271
Leases	0	0	4,602	4,602	0	0
Total loans and leases	9,412	30,246	2,021,964	2,061,620	126	36,996
Less: unearned income and deferred costs and fees	0	0	0	(1,081)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$9,412	$30,246	$2,021,964	$2,060,539	$126	$36,996
Acquired Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$13	$13	$0	$0
Commercial and industrial other	51	1,190	85,309	86,550	1,190	0
Subtotal commercial and industrial	51	1,190	85,322	86,563	1,190	0
Commercial real estate
Construction	0	9,732	47,112	56,844	9,732	0
Agriculture	0	0	3,295	3,295	0	0
Commercial real estate other	1,917	4,541	392,906	399,364	4,541	0
Subtotal commercial real estate	1,917	14,273	443,313	459,503	14,273	0
Residential real estate
Home equity	2,275	579	69,209	72,063	579	0
Mortgages	1,597	3,297	154,611	159,505	3,297	0
Subtotal residential real estate	3,872	3,876	223,820	231,568	3,876	0
Consumer and other
Indirect	0	0	31	31	0	0
Consumer and other	8	0	50,434	50,442	0	0
Subtotal consumer and other	8	0	50,465	50,473	0	0
Leases	0	0	78	78	0	0
Covered loans	669	2,837	37,628	41,134	2,837	0
Total loans and leases	6,517	22,176	840,626	869,319	22,176	0
Less: unearned income and deferred costs and fees	0	0	0	(108)	0	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$6,517	$22,176	$840,626	$869,211	$22,176	$0

An age analysis of past due loans, segregated by class of loans, as of December 31, 2011 is provided below.

(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing	Nonaccrual
Originated Loans and Leases
Commercial and industrial
Agriculture	26	0	67,540	67,566	0	175
Commercial and industrial other	890	155	416,083	417,128	0	6,930
Subtotal commercial and industrial	916	155	483,623	484,694	0	7,105
Commercial real estate
Construction	102	7,761	39,441	47,304	0	12,958
Agriculture	186	211	52,674	53,071	0	346
Commercial real estate other	4,923	9,449	651,487	665,859	0	13,048
Subtotal commercial real estate	5,211	17,421	743,602	766,234	0	26,352
Residential real estate
Home equity	1,217	1,232	158,829	161,278	322	1,222
Mortgages	4,808	4,942	490,284	500,034	1,056	4,662
Subtotal residential real estate	6,025	6,174	649,113	661,312	1,378	5,884
Consumer and other
Indirect	1,009	228	31,550	32,787	2	237
Consumer and other	0	0	30,961	30,961	0	0
Subtotal consumer and other	1,009	228	62,511	63,748	2	237
Leases	10	0	6,479	6,489	0	10
Total loans and leases	13,171	23,978	1,945,328	1,982,477	1,380	39,588
Less: unearned income and
deferred costs and fees	0	0	0	(628)	0	0
Total loans and leases, net of
unearned income and deferred costs and fees	$13,171	$23,978	$1,945,328	$1,981,849	$1,380	$39,588

As of December 31, 2011 there were no acquired loans and leases.

7.  Allowance for Loan and Lease Losses

Originated Loans and Leases
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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimates.  Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values.  While management’s evaluation of the allowance as of September 30, 2012, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase the allowance.

Acquired Loans and Leases
As of September 30, 2012 there was no allowance for loans and lease losses on the acquired loan portfolio.  There were also no charge-offs or provision expense related to the acquired loans between acquisition date of August 1, 2012 and September 30, 2012.

Acquired loans accounted for under ASC 310-30

For our acquired loans, our allowance for loan losses is estimated based upon our expected cash flows for these loans.  To the extent that we experience a deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future  credit losses over the remaining life of the loans.

Acquired loans accounted for under ASC 310-20

We establish our allowance for loan losses through a provision for credit losses based upon an evaluation process that is similar to our evaluation process used for originated loans.  This evaluation, which includes a review of loans on which full collectability may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical net loan loss experience, carrying value of the loans, which includes the remaining net purchase discount or premium, and other factors that warrant recognition in determining our allowance for loan losses.

The following tables detail activity in the allowance for possible loan and lease losses by portfolio segment for the three and nine months ended September 30, 2012 and 2011.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended September 30, 2012
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:

Beginning balance	$7,807	$12,967	$4,350	$1,720	$21	$26,865

Charge-offs	(307)	(644)	(427)	(169)	0	(1,547)
Recoveries	86	128	1	57	0	272
Provision	416	(467)	717	396	(20)	1,042
Ending Balance	$8,002	$11,984	$4,641	$2,004	$1	$26,632

Three months ended September 30, 2011
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses:

Beginning balance	$7,840	$14,444	$4,425	$1,605	$47	$28,361

Charge-offs	(2)	(5,014)	(308)	(168)	0	(5,492)
Recoveries	14	52	1	72	0	139
Provision	717	4,371	(109)	(101)	(8)	4,870
Ending Balance	$8,569	$13,853	$4,009	$1,408	$39	$27,878

Nine months ended September 30, 2012
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses on originated loan and lease portfolio:

Beginning balance	$8,936	$12,662	$4,247	$1,709	$39	$27,593

Charge-offs	(888)	(2,332)	(931)	(580)	0	(4,731)
Recoveries	151	166	29	246	0	592
Provision	(197)	1,488	1,296	629	(38)	3,178
Ending Balance	$8,002	$11,984	$4,641	$2,004	$1	$26,632

Nine months ended September 30, 2011
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses on originated loan and lease portfolio:

Beginning balance	$7,824	$14,445	$3,526	$1,976	$61	$27,832

Charge-offs	(1,259)	(5,383)	(1,503)	(436)	0	(8,581)
Recoveries	407	157	33	245	0	842
Provision	1,597	4,634	1,953	(377)	(22)	7,785
Ending Balance	$8,569	$13,853	$4,009	$1,408	$39	$27,878

At September 30, 2012 and December 31, 2011, the allocation of the allowance for originated loan and lease losses summarized on the basis of the Company’s impairment methodology was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

September 30, 2012
Individually evaluated for impairment	$2,137	$348	$0	$0	$0	$2,485
Collectively evaluated for impairment	5,865	11,636	4,641	2,004	1	24,147
Ending balance	$8,002	$11,984	$4,641	$2,004	$1	$26,632

December 31, 2011
Individually evaluated for impairment	$2,863	$667	$0	$0	$0	$3,530
Collectively evaluated for impairment	6,073	11,995	4,247	1,709	39	24,063
Ending balance	$8,936	$12,662	$4,247	$1,709	$39	$27,593

The recorded investment in originated loans and leases summarized on the basis of the Company’s impairment methodology as of September 30, 2012 and December 31, 2011 was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

September 30, 2012
Individually evaluated for impairment	$6,264	$22,835	$484	$0	$0	$29,583
Collectively evaluated for impairment	489,859	752,314	724,028	61,234	4,602	2,032,037
Total	$496,123	$775,149	$724,512	$61,234	$4,602	$2,061,620

December 31, 2011
Individually evaluated for impairment	$10,161	22,150	$445	$0	$0	$32,756
Collectively evaluated for impairment	474,533	744,084	660,867	63,748	6,489	1,949,721
Total	$484,694	$766,234	$661,312	$63,748	$6,489	$1,982,477

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

Impaired loans are set forth in the tables below as of September 30, 2012 and December 31, 2011.

	09/30/2012			12/31/2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$2,130	$2,246	$0	$2,489	$2,915	$0
Commercial real estate
Construction	10,889	17,667	0	9,018	14,628	0
Commercial real estate other	11,598	12,530	0	12,150	12,496	0
Residential real estate
Residential real estate other	484	484	0	445	445	0
Subtotal	$25,101	$32,927	$0	$24,102	$30,484	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	4,134	4,134	2,137	4,197	4,197	2,113
Commercial real estate
Construction	0	0	0	3,475	3,475	750
Commercial real estate other	348	348	348	982	982	667
Subtotal	$4,482	$4,482	$2,485	$8,654	$8,654	$3,530
Total	$29,583	$37,409	$2,485	$32,756	$39,138	$3,530

The average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended		Three Months Ended
	09/30/2012		09/30/2011
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	2,339	0	2,978	0
Commercial real estate
Construction	10,953	0	10,027	0
Commercial real estate other	12,447	0	9,956	0
Residential real estate
Residential real estate other	486	0	375	0
Subtotal	$26,225	$0	$23,336	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	4,091	0	2,226	0
Commercial real estate
Commercial real estate other	654	6	1,922	0
Subtotal	$4,745	$6	$4,148	$0
Total	$30,970	$6	$27,484	$0

	Nine Months Ended		Nine Months Ended
	09/30/2012		09/30/2011
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	2,347	4	2,875	0
Commercial real estate
Construction	9,732	0	10,400	0
Commercial real estate other	12,940	0	11,640	24
Residential real estate
Residential real estate other	461	0	399	0
Subtotal	$25,480	$4	$25,314	$24

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	4,116	0	1,350	0
Commercial real estate
Construction	869	0	0	0
Commercial real estate other	696	24	864	0
Subtotal	$5,681	$24	$2,214	$0
Total	$31,161	$28	$27,528	$24

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties; the Company makes a concession(s) to the borrower that it would not otherwise consider.  These modifications may include, among others, an extension for the term of the loan, and granting a period when interest-only payments can be made with the principal payments made over the remaining term of the loan or at maturity.  There were four relationships modified as TDRs during the three and nine months ended September 30, 2012, as indicated in the table below.

Troubled Debt Restructuring

September 30, 2012	Three months ended			Nine months ended
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(in thousands)
Originated loans and leases
Commercial and industrial
Commercial and industrial other	2	4,224	4,224	2	4,224	4,224
Commercial real estate
Residential real estate
Mortgages	1	146	146	2	208	208

Total	3	$4,370	$4,370	4	$4,432	$4,432

A loan that was restructured as a TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms.  During the three and nine months ended September 30, 2012, there was one loan classified as a TDR, and has since become over 90 days past due, with a balance of $51,000.

The following tables present credit quality indicators (internal risk grade) by class of commercial and industrial loans and commercial real estate loans as of September 30, 2012 and December 31, 2011.

September 30, 2012
	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total

(in thousands)
Originated Loans and Leases
Internal risk grade:
Pass	$392,683	$58,190	$640,583	$45,712	$20,629	$1,157,797
Special Mention	28,050	182	21,906	703	7,757	58,598
Substandard	16,718	300	27,227	1,330	8,808	54,383
Doubtful	0	0	494	0	0	494
Total	$437,451	$58,672	$690,210	$47,745	$37,194	$1,271,272

September 30, 2012
	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total

(in thousands)
Acquired Loans and Leases
Internal risk grade:
Pass	$80,990	$13	$371,697	$3,295	$44,261	$500,256
Special Mention	3,359	0	9,700	0	1,664	14,723
Substandard	2,201	0	17,967	0	10,919	31,087
Total	$86,550	$13	$399,364	$3,295	$56,844	$546,066

December 31, 2011
	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total

(in thousands)
Internal risk grade:
Pass	$377,083	$65,795	$602,915	$50,333	$28,232	$1,124,358
Special Mention	14,488	1,059	25,743	1,022	9,844	52,156
Substandard	25,557	712	35,707	1,716	9,228	72,920
Doubtful	0	0	1,494	0	0	1,494
Total	$417,128	$67,566	$665,859	$53,071	$47,304	$1,250,928

The following tables present credit quality indicators by class of residential real estate loans and by class of consumer loans. Nonperforming loans include nonaccrual, impaired, and loans 90 days past due and accruing interest.  All other loans are considered performing as of September 30, 2012 and December 31, 2011.   For purposes of this footnote, acquired loans 90 days or greater past due are considered non-performing.

September 30, 2012
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$155,874	$560,847	$28,206	$32,752	$777,680
Nonperforming	2,294	5,497	268	8	8,066
Total	$158,168	$566,344	$28,474	$32,760	$785,746

September 30, 2012
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$71,131	$155,209	$31	$50,442	$276,813
Nonperforming	932	4,296	0	0	5,228
Total	$72,063	$159,505	$31	$50,442	$282,041

December 31, 2011
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Performing	$159,734	$494,316	$32,548	$30,961	$717,559
Nonperforming	1,544	5,718	239	0	7,501
Total	$161,278	$500,034	$32,787	$30,961	$725,060

8. Trust Preferred Debentures

The Company has five unconsolidated subsidiary trusts (“the Trusts”):  Tompkins Capital Trust I, Sleepy Hollow Capital Trust I, First Leesport Capital Trust I, Leesport Capital Trust II, and Madison Statutory Trust I.  The latter three were acquired in the acquisition of VIST Financial, while Sleepy Hollow Capital Trust I was acquired in a previous acquisition.  The Company owns 100% of the common equity of each Trust.  The Trusts were formed for the purpose of issuing Company-obligated mandatorily redeemable capital securities to third-party investors and investing the proceeds from the sale in junior subordinated debt securities (subordinated debt) issued by the Company, which are the sole assets of each Trust.  Since third-party investors are the primary beneficiaries, the Trusts are not consolidated in the Company’s financial statements.  Distributions on the preferred securities  issued by the Trusts are payable quarterly at a rate per annum equal to the interest rate being earned by the Trusts on the debenture held by the Trusts and are recorded as interest expense in the consolidated financial statements.

The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debt.  The subordinated debt, net of the Company’s investment in the Trusts, qualifies as Tier 1 capital under the Board of Governors of the Federal Reserve System (FRB) guidelines.  The Company has entered into agreements which, when taken collectively, fully and unconditionally guarantee the obligations under the preferred securities subject to the terms of each of the guarantees.

The following table provides information relating to the Trusts as of September 30, 2012:

Description	Issuance Date	Par Amount	Interest Rate	Maturity Date

Tompkins Capital Trust I	April 2009	$20.5 million	7% fixed	April 2039
Sleepy Hollow Capital Trust I	August 2003	$4.0 million	3-month LIBOR plus 3.05%	August 2033
First Leesport Capital Trust I	March 2000	$5.0 million	10.875% fixed	March 2030
Leesport Capital Trust II	September 2002	$10.0 million	3-month LIBOR plus 3.45%	September 2032
Madison Statutory Trust I	June 2003	$5.0 million	3-month LIBOR plus 3.10%	June 2033

9.  FDIC Indemnification Asset Related to Covered Loans

Certain loans acquired in the VIST Financial acquisition were covered loans with loss share agreements with the FDIC.  Under the terms of loss sharing agreements, the FDIC will reimburse the Company for 70 percent of net losses on covered single family assets incurred up to $4.0 million, and 70 percent of net losses on covered commercial assets incurred up to $12.0 million. The FDIC will increase its reimbursement of net losses to 80 percent if net losses exceed the $4.0 million and $12 million thresholds, respectively. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries.

The receivable arising from the loss sharing agreements (referred to as the “FDIC indemnification asset” on our consolidated statements of financial condition) is measured separately from covered loans because the agreements are not contractually part of the covered loans and are not transferable should the Company choose to dispose of the covered loans. As of the acquisition date with VIST Financial, the Company recorded an aggregate FDIC indemnification asset of $4.4 million, consisting of the present value of the expected future cash flows the Company expected to receive from the FDIC under loss sharing agreements. The FDIC indemnification asset is reduced as loss sharing payments are received from the FDIC for losses realized on covered loans. Actual or expected losses in excess of the acquisition date estimates and accretion of the acquisition date present value discount will result in an increase in the FDIC indemnification asset and the immediate recognition of non-interest income in our financial statements.

A decrease in expected losses would generally result in a corresponding decline in the FDIC indemnification asset and the non-accretable difference. Reductions in the FDIC indemnification asset due to actual or expected losses that are less than the acquisition date estimates are recognized prospectively over the shorter of (i) the estimated life of the applicable covered loans or (ii) the term of the loss sharing agreements with the FDIC.

 10.  Goodwill and Other Intangible Assets

 Information regarding the carrying amount and the amortization expense of the Company’s acquired intangible assets are disclosed in the tables below.

September 30, 2012	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

(in thousands)
Amortized intangible assets:
Core deposit intangible	$18,774	$7,280	$11,494
Other intangibles	12,875	5,076	7,799
Subtotal amortized intangible assets	31,649	12,356	19,293
Goodwill - Banking segment	68,530	1,723	66,807
Goodwill - Insurance segment	20,964	301	20,663
Goodwill - Wealth management segment	8,096	0	8,096
Subtotal goodwill	97,590	2,024	95,566
Total intangible assets	$129,239	$14,380	$114,859

December 31, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(in thousands)
Amortized intangible assets:

Core deposit intangible	$7,891	$6,859	$1,032
Other intangibles	7,626	4,562	3,064
Subtotal amortized intangible assets	15,517	11,421	4,096
Goodwill - Banking segment	25,323	1,723	23,600
Goodwill - Insurance segment	12,588	301	12,287
Goodwill - Wealth management segment	8,011	0	8,011
Subtotal goodwill	45,922	2,024	43,898
Total intangible assets	$61,439	$13,445	$47,994

The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 are provided in the following table.

(in thousands)	Gross Carrying Amount	Net Carrying Amount
Balance as of January 1, 2012	45,922	43,898
Goodwill acquired during the year - VIST	50,675	50,675
Goodwill acquired during the year - Olver	993	993
Balance as of September 30, 2012	$97,590	$95,566

The Company reviews its goodwill and intangible assets annually, on December 31, or more frequently if conditions warrant, for impairment.  In testing goodwill for impairment, the Company compares the estimated fair value of each reporting unit to their respective carrying amounts, including goodwill.

Amortization expense related to intangible assets totaled $684,000 for the first nine months of 2012 and $453,000 for the first nine months of 2011.  The estimated aggregate future amortization expense for each of the five succeeding fiscal years ended December 31, is as follows:

Estimated amortization expense:*

For the year ended December 31, 2012	$1,182
For the year ended December 31, 2013	2,150
For the year ended December 31, 2014	2,026
For the year ended December 31, 2015	1,939
For the year ended December 31, 2016	1,831
*Excludes the amortization of mortgage servicing rights. Amortization of mortgage servicing rights was $251,000 and $160,000 for the nine months ended September 30, 2012 and 2011, respectively.

11. Earnings Per Share

Earnings per share in the table below, for the three and nine months period ending September 30, 2012, is calculated under the two-class method as required by ASC Topic 260, Earnings Per Share.  ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The Company has issued restricted stock awards that contain such rights and are therefore considered participating securities.  Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period.  Diluted earnings per common share includes the dilutive effect of additional potential shares from stock compensations awards.  Earnings per share year-to-date may not equal the sum of the quarterly earnings per share as a result of rounding of average shares.

	Three Months Ended
(in thousands, except share and per share data)	09/30/2012	09/30/2011
Basic
Net income available to common shareholders	$3,487	$7,859
Less: dividends and undistributed earnings allocated to unvested restricted stock awards	(12)	(12)
Net earnings allocated to common shareholders	3,475	7,847

Weighted average shares outstanding, including participating securities	13,626,283	11,087,551

Less: average participating securities	(45,512)	(37,720)
Weighted average shares outstanding - Basic	13,580,771	11,049,831

Diluted
Net earnings allocated to common shareholders	3,475	7,847

Weighted average shares outstanding - Basic	13,580,771	11,049,831

Dilutive effect of common stock options or restricted stock awards	49,693	74,500

Weighted average shares outstanding - Diluted	13,630,464	11,124,331

Basic EPS	0.26	0.71
Diluted EPS	0.25	0.71

The dilutive effect of common stock options or restricted awards calculation for the three months ended September 30, 2012 and 2011 excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 717,373 and 755,428 shares, respectively, because the exercise prices were greater than the average market price during these periods.

	Nine Months Ended
(in thousands, except share and per share data)	09/30/2012	09/30/2011
Basic
Net income available to common shareholders	$20,124	$26,033
Less: dividends and undistributed earnings allocated to unvested restricted stock awards	(81)	(58)
Net earnings allocated to common shareholders	20,043	25,975

Weighted average shares outstanding, including participating securities	12,329,190	10,999,124

Less: average participating securities	(47,578)	(21,678)
Weighted average shares outstanding - Basic	12,281,612	10,977,446

Diluted
Net earnings allocated to common shareholders	20,043	25,975

Weighted average shares outstanding - Basic	12,281,612	10,977,446

Dilutive effect of common stock options or restricted stock awards	37,929	50,774

Weighted average shares outstanding - Diluted	12,319,541	11,028,220

Basic EPS	1.63	2.37
Diluted EPS	1.63	2.36

The dilutive effect of common stock options or restricted awards calculation for the nine months ended September 30, 2012 and 2011 excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 693,309 and 713,354 shares, respectively, because the exercise prices were greater than the average market price during these periods.

12. Employee Benefit Plan

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

Components of Net Period Benefit Cost

	Pension Benefits		Life and Health		SERP Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
(in thousands)	09/30/2012	09/30/2011	09/30/2012	09/30/2011	09/30/2012	09/30/2011
Service cost	$680	$589	$42	$22	$91	$50
Interest cost	680	734	91	95	179	155
Expected return on plan assets for the period	(944)	(951)	0	0	0	0
Amortization of transition liability	0	0	17	17	0	0
Amortization of prior service cost	(31)	(31)	4	6	41	25
Amortization of net loss	471	147	18	8	92	33
Net periodic benefit cost	$856	$488	$172	$148	$403	$263

Components of Net Period Benefit Cost

	Pension Benefits		Life and Health		SERP Benefits
	Nine Months Ended		Nine Months Ended		Nine Months Ended
(in thousands)	09/30/2012	09/30/2011	09/30/2012	09/30/2011	09/30/2012	09/30/2011
Service cost	$2,040	$1,723	$127	$88	$272	$150
Interest cost	2,041	2,073	272	285	537	465
Expected return on plan assets for the period	(2,833)	(2,762)	0	0	0	0
Amortization of transition liability	0	0	50	51	0	0
Amortization of prior service cost	(93)	(93)	13	12	124	75
Amortization of net loss	1,412	993	55	9	276	98
Net periodic benefit cost	$2,567	$1,934	$517	$445	$1,209	$788

The Company realized approximately $1.1 million and $686,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive income, for the nine months ended September 30, 2012 and 2011, respectively.

The Company is not required to contribute to the pension plan in 2012, but it may make voluntary contributions.  The Company did not contribute to the pension plan in the three months ended September 30, 2012.  For the nine months ended September 30, 2012, the Company contributed $5.0 million to the pension plan.

13.  Stock Plans

Under the Tompkins Financial Corporation 2009 Equity Plan (“2009 Equity Plan”), the Company may grant incentive stock options, non-qualified stock options, stock appreciation rights, shares of restricted stock and restricted stock units covering up to 820,000 common shares to certain officers, employees, and nonemployee directors.  Prior to the adoption of the 2009 Equity Plan, the Company had similar stock option plans, which remain in effect solely with respect to unexercised options issued under these plans.  The Company granted 71,420 incentive stock options in the third quarter of 2012.  These options were granted to VIST employees to replace outstanding and vested VIST employee stock options at the time of acquisition.  The Company granted 155,725 equity awards to its employees in the third quarter of 2011.  The third quarter 2011 awards included 37,725 shares of restricted stock and 118,000 stock appreciation rights.  The Company’s practice is to deliver original issue shares of its common stock upon exercise of equity awards rather than treasury shares.

The Company uses the Black-Scholes option-valuation model to determine the fair value of each incentive stock option and stock appreciation right at the date of grant.  This valuation model estimates fair value based on the assumptions listed in the table below.  The risk-free interest rate is the interest rate available on zero coupon U.S. Treasury instruments with a remaining term equal to the expected term of the share option at the time of grant.  The expected dividend yield is based on dividend trends and the market price of the Company’s stock price at grant.  Volatility is largely based on historical volatility of the Company’s stock price.  In general, the expected term is based upon historical experience of employee exercises and terminations as well as the vesting term of the grants. For the options granted in 2012, which are solely options granted to VIST employees to replace options outstanding at acquisition date, the expected term considered that the option grants were fully vested and in-the-money.  The fair values of the grants are expensed over the vesting period.

	2012	2011	2010
Weighted per share average fair value at granted date	$15.50	$9.26	$13.12
Risk-free interest rate	0.26%	1.28%	2.90%
Expected dividend yield	3.80%	4.10%	3.13%
Volatility	28.34%	39.19%	40.03%
Expected life (years)	2.00	6.50	6.50

For the three and nine months ended September 30, 2012, stock-based compensation expense was $287,000 and $975,000, respectively, compared to $367,000 and $998,000, respectively, for the same periods in 2011.

The following table presents the activity related to restricted stock awards for the nine months ended September 30, 2012.

	Number of Shares	Weighted Average Exercise Price
Unvested at January 1, 2012	$48,856	$38.14
Vested	(2,112)	0
Forfeited	(3,618)	41.71
Unvested at September 30, 2012	$43,126	$41.66

14. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below. Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the years presented below are stated separately.

	Three Months Ended		Nine Months Ended
(in thousands)	09/30/2012	09/30/2011	09/30/2012	09/30/2011
Noninterest Income
Other service charges	$824	$598	$1,948	$1,703
Increase in cash surrender value of corporate owned life insurance	429	357	1,246	1,118
Net gain on sale of loans	329	78	579	378
Other income	534	965	1,378	2,018
Total other income	$2,116	$1,998	$5,151	$5,217
Noninterest Expenses
Marketing expense	$879	$926	$3,302	$2,709
Professional fees	968	626	2,755	2,072
Legal fees	473	218	806	605
Software licensing and maintenance	1,044	870	2,911	2,735
Cardholder expense	582	502	1,703	1,467
Other expenses	4,667	2,846	11,433	9,320
Total other operating expense	$8,613	$5,988	$22,910	$18,908

15.  Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  The Company extends standby letters of credit to its customers in the normal course of business.  The standby letters of credit are generally short-term.  As of September 30, 2012, the Company’s maximum potential obligation under standby letters of credit was $67.3 million compared to $55.3 million at December 31, 2011.  Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty.  Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

16. Segment and Related Information

The Company manages its operations through three reportable business segments in accordance with the standards set forth in FASB ASC 280, “Segment Reporting”: (i) banking (“Banking”), (ii) insurance (“Tompkins Insurance Agencies, Inc.”) and (iii) wealth management (“Tompkins Financial Advisors”).  The Company’s insurance services and wealth management services are managed separately from the Bank.

Banking

The Banking segment is primarily comprised of the four banking subsidiaries:  Tompkins Trust Company, a commercial bank with 15 banking offices operated in Ithaca, NY and surrounding communities, The Bank of Castile,  a commercial bank with 15 banking offices conducting operations in the towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State,  Mahopac National Bank, a commercial bank operating 15 full-service banking offices and one limited service office in the counties north of New York City, and VIST Bank, a banking organization containing 20 banking offices headquartered and operating in the areas surrounding southeastern Pennsylvania.

Insurance

The Company provides property and casualty insurance services and employee benefits consulting through Tompkins Insurance Agencies, Inc, a 100% wholly-owned subsidiary of the Company, headquartered in Batavia, New York.  Tompkins Insurance is an independent insurance agency, representing many major insurance carriers and provides employee benefit consulting to employers in Western and Central New York, assisting them with their medical, group life insurance and group disability insurance.  Recently, through the acquisition of VIST Financial, Tompkins Insurance was consolidated with VIST Insurance, a full service insurance agency offering a similar array of insurance products as Tompkins Insurance in southeastern Pennsylvania.

Wealth Management

The Wealth Management segment is organized under the Tompkins Financial Advisors brand name consisting of services and products offered through Tompkins Investment Services (“TIS”), a division of Tompkins Trust Company, and TFA Management.  Tompkins Financial Advisors offers a comprehensive suite of financial services to customers, including trust and estate services, investment management and financial and insurance planning for individuals, corporate executives, small business owners and high net worth individuals.  Recently, through the acquisition of VIST Financial, VIST Capital Management, LLC was added into Tompkins Financial Advisors brand, offering a complimentary assortment of full service investment advisory and brokerage services for individual financial planning, investments and corporate and small business pension and retirement planning solutions.  Tompkins Financial Advisors has offices in each of the Company’s four subsidiary banks.

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the Company’s consolidated results is shown in the following table.  Investment in subsidiaries is netted out of the presentations below.  The “Intercompany” column identifies the intercompany activities of revenues, expenses and other assets between the banking insurance and wealth management services segments. The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the services provided.  Intercompany items relate primarily to the use of human resources, information systems, accounting and marketing services provided by any of the banks and the holding company.  All other accounting policies are the same as those described in the summary of significant accounting policies in the 2011 Annual Report on Form 10-K.

As of and for the three months ended September 30, 2012
(in thousands)	Banking	Insurance	Wealth Management	Intercompany & Merger	Consolidated
Interest income	$42,864	$2	$66	$(13)	$42,919
Interest expense	6,178	11	0	(13)	6,176
Net interest income	36,686	(9)	66	0	36,743
Provision for loan and lease losses	1,042	0	0	0	1,042
Noninterest income	5,645	5,665	3,792	(329)	14,773
Noninterest expense1	25,400	4,359	2,922	13,513	46,194
Income before income tax expense	15,889	1,297	936	(13,842)	4,280
Income tax expense	5,393	517	317	(5,466)	761
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	10,496	780	619	(8,376)	3,519
Less: Net income attributable to noncontrolling interests	32	0	0	0	32
Net Income attributable to Tompkins Financial Corporation	$10,464	$780	$619	$(8,376)	$3,487

Depreciation and amortization	$1,304	$53	$37	$0	$1,394
Assets	4,885,127	31,426	12,052	(3,819)	4,924,786
Goodwill	66,807	20,663	8,096	0	95,566
Other intangibles, net	12,785	5,823	685	0	19,293
Net loans and leases	2,903,118	0	0	0	2,903,118
Deposits	406	0	0	(3,426)	439
Tompkins Financial Corporation Shareholders’ equity	406,327	23,839	9,234	0	439,400
1 Merger and acquisition integration related expenses of $13.8 million were deducted from banking segment holding company expenses and reclassified to Intercompany/Merger column to reflect the non-operating costs from the VIST Financial acquisition in August 2012 and provide a more accurate representation of segment performance. Income taxes have been adjusted in the banking segment on a weighted average rate.

As of and for the three months ended September 30, 2011
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$34,241	$2	$66	$25	$34,334
Interest expense	6,396	0	0	25	6,421
Net interest income	27,845	2	66	0	27,913
Provision for loan and lease losses	4,870	0	0	0	4,870
Noninterest income	5,402	3,458	3,763	(311)	12,312
Noninterest expense	18,734	2,614	2,936	(311)	23,973
Income before income tax expense	9,643	846	893	0	11,382
Income tax expense	2,839	343	308	0	3,490
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	6,804	503	585	0	7,892
Less: Net income attributable to noncontrolling interests	33	0	0	0	33
Net Income attributable to Tompkins Financial Corporation	$6,771	$503	$585	$0	$7,859

Depreciation and amortization	$1,104	$43	$30	$0	$1,177
Assets	3,332,350	18,575	12,474	(4,382)	3,359,017
Goodwill	23,600	12,287	8,071	0	43,958
Other intangibles, net	2,587	1,176	555	0	4,318
Net loans and leases	1,923,720	0	0	0	1,923,720
Deposits	2,679,675	0	0	(4,001)	2,675,674
Tompkins Financial Corporation Shareholders’ equity	284,705	14,817	9,813	0	309,335

For the nine months ended September 30, 2012
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$109,408	$6	$191	$(17)	$109,588
Interest expense	17,300	11	0	(17)	17,294
Net interest income	92,108	(5)	191	0	92,294
Provision for loan and lease losses	3,178	0	0	0	3,178
Noninterest income	16,257	12,746	11,211	(1,014)	39,200
Noninterest expense1	66,447	9,877	9,296	13,800	99,420
Income before income tax expense	38,740	2,864	2,106	(14,814)	28,896
Income tax expense	13,156	1,135	683	(6,300)	8,674
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	25,584	1,729	1,423	(8,514)	20,222
Less: Net income attributable to noncontrolling interests	98	0	0	0	98
Net Income attributable to Tompkins Financial Corporation	$25,486	$1,729	$1,423	$(8,514)	$20,124

Depreciation and amortization	$3,565	$137	$108	$0	$3,810

1 Merger and acquisition integration related expenses of $14.8 million were deducted from banking segment holding company expenses and reclassified to Intercompany/Merger column to reflect the non-operating costs from the VIST Financial acquisition in August 2012 and provide a more accurate representation of segment performance. Income taxes have been adjusted in the banking segment on a weighted average rate.

For the nine months ended September 30, 2011
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$102,974	$8	$201	$(8)	$103,175
Interest expense	19,775	1	0	(8)	19,768
Net interest income	83,199	7	201	0	83,407
Provision for loan and lease losses	7,785	0	0	0	7,785
Noninterest income	15,974	9,645	12,160	(962)	36,817
Noninterest expense	58,274	7,513	9,527	(962)	74,352
Income before income tax expense	33,114	2,139	2,834	0	38,087
Income tax expense	10,156	837	963	0	11,956
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	22,958	1,302	1,871	0	26,131
Less: Net income attributable to noncontrolling interests	98	0	0	0	98
Net Income attributable to Tompkins Financial Corporation	$22,860	$1,302	$1,871	$0	$26,033

Depreciation and amortization	$3,328	$133	$92	$0	$3,553

17.  Fair Value

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
September 30, 2012
	Fair Value
(in thousands)	09/30/2012	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$12,148	$12,148	$0	$0
Mortgage-backed securities – residential
U.S. Government sponsored entities	5,225	5,225	0	0
Available-for-sale securities
U.S. Treasury securities	1,014	1,014	0	0
Obligations of U.S. Government sponsored entities	592,603	0	592,603	0
Obligations of U.S. states and political subdivisions	85,208	0	85,208	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	176,987	0	176,987	0
U.S. Government sponsored entities	604,118	0	604,118	0
Non-U.S. Government agencies or sponsored entities	5,014	0	5,014	0
U.S. corporate debt securities	5,131	0	5,131	0
Equity securities	1,962	0	996	966

Borrowings
Other borrowings	11,955	0	11,955	0

Recurring Fair Value Measurements
December 31, 2011
	Fair Value
(in thousands)	12/31/2011	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$12,693	$12,693	$0	$0
Mortgage-backed securities – residential
U.S. Government sponsored entities	6,905	6,905	0	0
Available-for-sale securities
U.S. Treasury securities	2,070	2,070	0	0
Obligations of U.S. Government sponsored entities	422,590	0	422,590	0
Obligations of U.S. states and political subdivisions	59,653	0	59,653	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	129,773	0	129,773	0
U.S. Government sponsored entities	517,378	0	517,378	0
Non-U.S. Government agencies or sponsored entities	5,876	0	5,876	0
U.S. corporate debt securities	5,183	0	5,183	0
Equity securities	1,023	0	0	1,023

Borrowings
Other borrowings	12,093	0	12,093	0

There were no transfers between Levels 1 and 2 for the three and nine months ended September 30, 2012.

Change in the fair value of available-for-sale securities valued using significant unobservable inputs (Level 3), between January 1, 2012 and September 30, 2012, from $1.0 million to $966,000 is due to securities which were redeemed during the quarter.

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

Fair values of borrowings are estimated using Level 2 inputs based upon observable market data.  The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party.  The Company’s potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLB borrowings at September 30, 2012.

Certain assets are measured at fair value on a nonrecurring basis.  For the Company, these include loans held for sale, collateral dependent impaired loans, and other real estate owned (“OREO”).  During the third quarter of 2012, certain collateral dependent impaired loans were remeasured and reported at fair value through a specific valuation allowance for loan and lease losses based upon the fair value of the underlying collateral.   Collateral values are estimated using Level 2 inputs based upon observable market data. In addition to collateral dependent impaired loans, certain other real estate owned were remeasured and reported at fair value based upon the fair value of the underlying collateral.  The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.  In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate.  Upon initial recognition, fair value write-downs on other real estate owned are taken through a charge-off to the allowance for loan and lease losses.   Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

Non-Recurring Fair Value Measurements
Three months ended September 30, 2012
					Total gain (loss)
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans1	$4,426	$0	$4,426	$0	$0
Other real estate owned2	2,872	0	2,872	0	17
1 Collateral-dependent impaired loans held at September30, 2012 that had write-downs in fair value or whose specific reserve changed during the third quarter 2012.
2 There were no OREO properties held at September 30, 2012 had write-downs during the third quarter of 2012.

Non-Recurring Fair Value Measurements
Three months ended September 30, 2011
					Total gain (loss)
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans1	$12,722	$0	$12,722	$0	$0
Other real estate owned2	614	0	0	0	(129)
1 Collateral-dependent impaired loans held at September 30, 2011 that had write-downs in fair value or whose specific reserve changed during the third quarter 2011.
2 Two OREO properties held at September 30, 2011 had write-downs during the third quarter of 2011.

Non-Recurring Fair Value Measurements
Nine months ended September 30, 2012
					Total gain (loss)
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans1	$10,626	$0	$10,626	$0	$0
Other real estate owned2	4,675	0	4,675	0	(205)
1 Collateral-dependent impaired loans held at September30, 2012 that had write-downs in fair value or whose specific reserve changed during the nine months ended 2012.
2 Five OREO properties held at September 30, 2012 had write-downs during the nine months ended September 30, 2012.

Non-Recurring Fair Value Measurements
Nine months ended September 30, 2011
					Total gain (loss)
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans1	$21,218	$0	$21,218	$0	$0
Other real estate owned2	1,633	0	0	0	(279)
1 Collateral-dependent impaired loans held at September 30, 2011 that had write-downs in fair value or whose specific reserve changed during the nine months ended 2011.
2 Six OREO properties held at September 30, 2011 had write-downs during the nine months ended September 30, 2011.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2012 and December 31, 2011.  The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

The fair value estimates, methods and assumptions set forth below for the Company’s financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and do not always incorporate the exit-price concept of fair value prescribed by ASC Topic 820-10 and should be read in conjunction with the financial statements and notes included in this Report.

Estimated Fair Value of Financial Instruments
September 30, 2012
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$142,666	$142,666	$142,666	$0	$0
Securities - held to maturity	27,503	27,963	0	27,963	0
FHLB and FRB stock	20,700	20,700	0	20,700	0
Accrued interest receivable	18,775	18,775	0	18,775	0
Loans/leases, net	2,903,118	2,993,154	0	0	2,993,154

Financial Liabilities:

Time deposits	$1,055,825	$1,063,588	$0	$1,063,588	$0
Other deposits	2,981,819	2,981,819	0	2,981,819	0
Fed funds purchased and securities sold under agreements to repurchase	206,996	211,711	0	211,711	0
Other borrowings	113,466	123,861	0	123,861	0
Accrued interest payable	3,164	3,164	0	3,164	0
Trust preferred debentures	43,651	48,632	0	48,632	0

Estimated Fair Value of Financial Instruments
December 31, 2011
(in thousands)	Carrying Amount	Fair Value
Financial Assets:

Cash and cash equivalents	$49,567	$49,567
Securities - held to maturity	26,673	27,255
FHLB and FRB stock	19,070	19,070
Accrued interest receivable	12,420	12,420
Loans/leases, net	1,954,256	2,003,257

Financial Liabilities:

Time deposits	$687,321	$690,480
Other deposits	1,973,243	1,973,243
Fed funds purchased and securities sold under agreements to repurchase	169,090	179,840
Other borrowings	173,982	188,062
Accrued interest payable	1,354	1,354
Trust preferred debentures	25,065	25,314

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

BUSINESS

Corporate Overview and Strategic Initiatives

Tompkins Financial Corporation (“Tompkins” or the “Company”) is a registered financial holding company incorporated in 1995 under the laws of the State of New York and its common stock is listed on the NYSE MKT LLC (Symbol: TMP).  Tompkins is headquartered at The Commons, Ithaca, New York.  The Company is a locally-oriented, community-based financial services organization that offers a full array of financial products and services, including commercial and consumer banking, leasing, trust and investment services, financial planning and wealth management, insurance and brokerage services.  At September 30, 2012, Tompkins subsidiaries included: four wholly-owned community banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile, Mahopac National Bank and VIST Bank; a wholly-owned registered investment advisor subsidiary, TFA Management, Inc. (“TFA Management”), previously known as AM&M Financial Services, Inc.; and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”).  TFA Management and the trust division of the Trust Company provide a full suite of investment services under the Tompkins Financial Advisors division, including investment management, trust and estate, financial and tax planning as well as life, disability and long term care insurance services.  Unless the context otherwise requires, the term “Company” refers collectively to Tompkins Financial Corporation and its subsidiaries.

The Company’s strategic initiatives include diversification within its markets, growth of its fee-based businesses, and growth internally and through acquisitions of financial institutions, branches and financial services businesses.  During the second quarter of 2012, the Company completed a successful capital raise through a registered public offering of shares of its common stock.  The Company believes that this capital raise helped position the Company for future growth, including its recently completed acquisition of VIST Financial Corp. (“VIST Financial”), described below.  After transaction costs, net proceeds from the capital raise were approximately $38.0 million, and resulted in the issuance of 1,006,250 shares of Tompkins common stock on April 3, 2012.

Recent Acquisitions
On August 1, 2012, the Company completed its acquisition of VIST Financial pursuant to that certain Agreement and Plan of Merger dated January 25, 2012 (the “Agreement and Plan of Merger”), under which VIST Financial merged with and into a wholly-owned subsidiary of Tompkins, whereupon the separate corporate existence of VIST Financial  ceased and the merger subsidiary survived (the “Merger”).  Immediately after the Merger, the merger subsidiary was merged with and into Tompkins, with Tompkins being the corporation surviving that merger.  As a result, VIST Bank, a Pennsylvania state-chartered commercial bank and a wholly-owned subsidiary of VIST Financial, became a wholly-owned subsidiary of Tompkins and it continues to operate as a separate subsidiary bank of Tompkins.

Pursuant to the Agreement and Plan of Merger, each share of VIST Financial common stock was cancelled and converted into the right to receive 0.3127 shares of Tompkins common stock, with any fractional share entitlement paid in cash.   In addition, immediately prior to the completion of the Merger, Tompkins purchased from the United States Department of the Treasury (“Treasury”) the issued and outstanding shares of VIST Financial Fixed Rate Cumulative Perpetual Preferred Stock, Series A, as well as the warrant to purchase shares of VIST Financial common stock issued in connection with the issuance of the preferred stock (collectively, the “TARP Purchase”), for an aggregate purchase price of $26.5 million.  The securities purchased in the TARP Purchase were cancelled in connection with the consummation of the Merger.

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

Business Segments
The Company has identified three business segments, banking, insurance and wealth management.  Insurance services activities include the results of the Company’s property and casualty insurance services and employee benefits consulting operations.  Wealth management activities include the results of the Company’s trust, financial planning, wealth management services and risk management operations.  All other activities are considered banking.  Information about the Company’s business segments is included in Note 16 “Segment and Related Information,” in the Notes to Unaudited Consolidated Financial Statements contained in Part I of this Quarterly Report on Form 10-Q.

Business Overview
Banking services consist primarily of attracting deposits from the areas served by the Company’s banking offices and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans (including commercial loans collateralized by real estate), and leases.  The Company’s lending function is managed within the guidelines of a comprehensive Board-approved lending policy.  Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, and concentrations of credit, loan delinquencies, and nonperforming and potential problem loans.

The Company may sell residential real estate loans in the secondary market based on interest rate considerations.   These residential real estate loans are generally sold without recourse and in accordance with standard secondary market loan sale agreements.  The Company primarily sells loans to the Federal Home Loan Mortgage Corporation, and retains servicing rights on the sold loans.  These residential real estate loans are subject to normal representations and warranties, including representations and warranties related to gross fraud and incompetence.  The Company has not had to repurchase any loans as a result of these representations and warranties.  The Company reviews the risks in residential real estate lending related to representations and warranties, title issues, and servicing.  The Company determined that these risks are immaterial and do not require any reserves on the Company’s statements of condition.

The Company’s principal expenses are interest on deposits, interest on borrowings, and operating and general administrative expenses, as well as provisions for loan and lease losses. Funding sources, other than deposits, include borrowings, securities sold under agreements to repurchase, and cash flow from lending and investing activities.

Wealth management consists of providing trust, financial planning, wealth management services and risk management operations to individuals and businesses in the Company’s market areas.  In 2010, the Company unified the branding of its trust and investment services businesses and began marketing these services under the name “Tompkins Financial Advisors”.   Tompkins Financial Advisors has office locations at all four of the Company’s subsidiary banks.

Insurance services provide property and casualty insurance services, employee benefit consulting, and life, long-term care and disability insurance. Tompkins Insurance is headquartered in Batavia, New York, and offers property and casualty insurance to individuals and businesses located primarily in Western New York.  Over the past eleven years, Tompkins Insurance has acquired smaller insurance agencies in the market areas serviced by the Company’s banking subsidiaries and successfully consolidated them into Tompkins Insurance.  Tompkins Insurance offers services to customers of the Company’s banking subsidiaries by sharing offices with The Bank of Castile, Trust Company, and VIST Bank. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York and two stand-alone offices in Tompkins County, New York.

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

Regulation
Banking, insurance services and wealth management are highly regulated.  As a financial holding company with four community banks and an investment advisor, the Company and its subsidiaries are subject to examination and regulation by the Federal Reserve Board (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), the Office of the Comptroller of the Currency (“OCC”), the New York State Department of Financial Services and the Pennsylvania Department of Banking.  Additionally, the Company is subject to examination and regulation from the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority.

Other Factors Affecting Performance
Other external factors affecting the Company’s operating results are market rates of interest, the condition of financial markets, and both national and regional economic conditions.  The low market interest rates continue to put pressure on the Company’s net interest margin.  The Company has offset some of this pressure with strategic deposit pricing and growth in average earning assets.  Weak economic conditions over the past several years have contributed to increases in the Company’s past due loans and leases, nonperforming assets, and net loan and lease losses, as well as decreases in certain fee-based products and services.  Although nonperforming loans and leases and criticized and classified loans continue to be higher than historical levels, the Company has seen some signs of improving economic conditions within the market areas in which it operates, which have contributed to improvement in its credit quality metrics in recent quarters including decreases in the level of internally classified assets and nonperforming assets.  With the strength of the economic recovery uncertain, there is no assurance that these conditions may not adversely affect the credit quality of the Company’s loans and leases, results of operations, and financial condition going forward.   Refer to the section captioned “Financial Condition- Allowance for Loan and Lease Losses” below for further details on asset quality.

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three months and nine months ended September 30, 2012.  It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

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

For additional information on critical accounting policies and to gain a greater understanding of how the Company’s financial performance is reported, refer to Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, and the section captioned “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2011. Refer to Note 3 – “Accounting Standards Updates” in the Notes to Unaudited Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for a discussion of recent accounting updates.

In this Report there are comparisons of the Company’s performance to that of a peer group.  Unless otherwise stated, this peer group is comprised of the group of 89 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s “Bank Holding Company Performance Report” for June 30, 2012 (most recent report available).

OVERVIEW

Net income for the third quarter was $3.5 million, or $0.25 diluted earnings per share, compared to $7.9 million, or $0.71 diluted earnings per share for the same period in 2011.  Net income for the third quarter 2012 was reduced by after-tax merger related expenses of $8.4 million.  Net income for the first nine months of 2012 was $20.1 million, or $1.63 diluted earnings per share, compared to $26.0 million or $2.36 diluted earnings per share in the first nine months of 2011.  Net income for the first nine months of 2012 was reduced by after-tax merger expense of $9.2 million.

Return on average equity was 3.38% for the quarter, compared to 10.29% in the third quarter of 2011. Return on average assets was 0.31% for the quarter compared to 0.95% in the third quarter of 2011.  Operating return on shareholders’ tangible equity was 15.2% for the quarter, compared to 12.4% for the same period in 2011.

The following table summarizes our results of operations for the periods indicated on a GAAP basis and on an operating (non-GAAP) basis for the periods indicated.  Our operating results exclude the  merger and acquisition integration expenses and VISA adjustment.  The Company believes this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates managements’ and investors’ assessments of business and performance trends in comparison to others in the financial services industry.  In addition the Company believes the exclusion of the nonoperating items from our performance enables management and investors to perform a more effective evaluation and comparison of our results and to assess performance in relation to our ongoing operations (in thousands).  These non-GAAP financial measures should not be considered in isolation or as a measure of the Company’s profitability or liquidity; they are in addition to, and are not a substitute for, financial measures under GAAP.  Net operating income and adjusted diluted earnings per share as presented herein may be different from non-GAAP financial measures used by other companies, and may not be comparable to similarly titled measures reported by other companies.  Further, the Company may utilize other measures to illustrate performance in the future.  Non-GAAP financial measures have limitations since they do not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP.

	Three months ended		Nine months ended
	09/30/2012	09/30/2011	09/30/2012	09/30/2011

Net Income (GAAP)	$3,487	$7,859	$20,124	$26,033
Diluted earnings per share (GAAP)	0.25	0.71	1.63	2.36

Adjustments for non-operating income and expense, net of tax:
Reversal of VISA Covered Litigation accrual	0	0	(243)	0
Merger and acquisition integration related expenses	8,424	0	9,202	0
Total adjustments, net of tax	8,424	0	8,959	0

Net operating income (Non-GAAP)	11,911	7,859	29,083	26,033
Adjusted diluted earnings per share (Non-GAAP)	0.87	0.71	2.36	2.36

	Three months ended		Nine months ended
	09/30/2012	09/30/2011	09/30/2012	09/30/2011

Net Income (GAAP)	$3,487	$7,859	$20,124	$26,033

Adjustments for non-operating income and expense, net of tax:
Reversal of VISA Covered Litigation accrual	0	0	(243)	0
Merger and acquisition integration related expenses	8,424	0	9,202	0
Total adjustments, net of tax	8,424	0	8,959	0

Net operating income (Non-GAAP)	11,911	7,859	29,083	26,033
Amortization of intangibles, net of tax	256	82	410	272
Adjusted net operating income	12,167	7,941	29,493	26,305

Average total shareholders’ equity	410,300	303,861	354,493	289,926
Average goodwill and intangibles	92,748	48,433	63,220	46,655
Average shareholders’ tangible equity	317,552	255,428	291,273	243,271

Adjusted operating return on average shareholders’ tangible equity (annualized)	15.24%	12.33%	13.53%	14.46%

	Three months ended		Nine months ended
	09/30/2012	09/30/2011	09/30/2012	09/30/2011

Net Income (GAAP)	$3,487	$7,859	$20,124	$26,033

Adjustments for non-operating income and expense, net of tax:
Merger and acquisition integration related expenses	8,424	0	9,202	0
Total adjustments, net of tax	8,424	0	9,202	0

Net operating income (Non-GAAP)	11,911	7,859	29,326	26,033
Amortization of intangibles, net of tax	256	82	410	272
Adjusted net operating income	12,167	7,941	29,736	26,305

Average total assets	4,450,013	3,286,159	3,820,340	3,270,330
Average goodwill and intangibles	92,748	48,433	63,220	46,655
Average tangible assets	4,357,265	3,237,726	3,757,120	3,223,675

Adjusted operating return on average shareholders’ tangible assets (annualized)	1.11%	0.97%	1.06%	1.09%

Segment Reporting
The Company operates in three business segments, banking, insurance and wealth management.  Insurance is comprised of property and casualty insurance services and employee benefit consulting operated under the Tompkins Insurance Agencies, Inc subsidiary. Wealth management activities include the results of the Company’s trust, financial planning, and wealth management services, and risk management operations organized under the Tompkins Financial Advisors brand.  All other activities are considered banking.

Banking Segment
The banking segment reported net income of $10.5 million for the third quarter of 2012, up $3.7 million or 54.5% from net income of $6.8 million for the same period in 2011.  $3.1 million of the increase can be attributed to the VIST Financial acquisition. For the nine month period ended September 30, 2012 net income was $25.5 million, up $2.6 million or 11.5% from the same period 2011.  It should be noted that merger and acquisition integration related expenses of $13.8 million and $14.8 million for the three and nine months ending September 30, 2012, respectively, were removed from the banking segment operating results for the current period as these costs were not indicative of core operating performance for the periods presented.  An applicable income tax adjustment was applied to the results on a weighted average basis to compensate for the removal of the merger costs.  All associated segment results have been reconciled to their corresponding consolidated financial statement amounts (see Note 16 Segment Reporting for additional detail).

Net interest income for the three and nine month periods ended September 30, 2012 were flat compared to the same periods in 2011 after adjusting for the VIST Financial acquisition.  While the Company maintained the level in its net interest income, mainly a result of improvements in the cost of funds, the net interest margin decreased 18 basis points from the same year-to-date period of the prior year.

The provision for loan and lease losses totaled $1.0 million for the three months ended September 30, 2012 and $4.9 million for the same period in 2011.  For the nine month period ending September 30, 2012 provision expense declined $4.6 million from 2011. The decrease in the provision for loan and lease losses was mainly related to a 2011 charge off of $5.0 million on a single commercial customer.  The VIST Financial acquisition did not impact the provision amount in the third quarter as accounting standards require the acquired loans to be recorded at fair value at the time of acquisition.

Noninterest income for the three months ended September 30, 2012, was up $243,000 or 4.5% compared to the same period in 2011.  The main drivers behind the increase were an increase in net gains on the sale of loans of $251,000, card services income increases of $233,000, and a $225,000 increase in loan and lease related fees.  Partially offsetting these items were lower service charges on deposit accounts income, which were down $177,000 compared to the same period last year, due to lower overdraft fees.  In addition, the Company incurred an other-than-temporary impairment loss of $55,000 due to credit related exposure on private label mortgage backed securities.  For the first nine months of 2012 noninterest income increased by $283,000 or 1.8% over the same time period in 2011. Mark to market adjustments on liabilities held at fair value increased by $626,000, net securities gains increased by $441,000 and card service fees increased by $568,000.  These increases were partially offset by decrease in mark to market adjustments in trading securities of $368,000, and an $890,000 decrease in  deposit fees, largely due to lower overdraft fees.

Noninterest expenses for the three months ended September 30, 2012, were up $6.7 million or 35.6% from the same period in 2011 partially due to the VIST Financial acquisition.  As noted above, merger expenses have been excluded from bank segment results.    Noninterest expense for the nine months ending September 30, 2012 was up $8.2 million or 14.0% to $66.4 million.  The quarterly increase was mainly due to the VIST Financial acquisition, increases in pension and employee benefit cost, and higher expenses related to professional fees and software licensing and maintenance costs.  The increase in year-to-date noninterest expense was mainly due to the VIST Financial acquisition, increases in salaries, pension and employee benefit costs, and merger and acquisition integration related expenses  These increases were partially offset by a $216,000 decline in FDIC insurance expense due to lower assessment rates.

Insurance Segment
The insurance segment had net income of $780,000 and $1.7 million for the three and nine months ended September 30, 2012, up $277,000 from the third quarter of 2011 and up $427,000 from the nine month period of 2011.  Noninterest income for the three months ended September 30, 2012, was up $2.2 million compared to the same period in 2011 and up $3.1 million for the nine months ended September 30, 2012 compared to the same period in 2011.  Noninterest expenses for the three months ended September 30, 2012, were up $1.7 million compared to the third quarter of 2011 and up $2.4 million for the nine months ended September 30, 2012 compared to the same period in the prior year.  Increase in non interest income and non interest expense were mainly attributed to the addition of VIST Insurance, LLC (“VIST Insurance”) pursuant to the VIST Financial acquisition.  The operating results of VIST Insurance have been consolidated into the operating results of Tompkins Insurance Agencies, Inc.

Wealth Management Segment
The wealth management segment reported net income of $619,000 and $1.4 million for the three and nine month periods ending September 30, 2012,  flat compared to the third quarter of 2011 and $448,000 below the nine month period of 2011.

Noninterest income for the three months ended September 30, 2012, was flat compared to the same period in 2011 and down $949,000 for the nine months ended September 30, 2012 compared to the same period in 2011.  The decrease in noninterest income compared to the first nine months of 2011 is mainly a result of a decision in the third quarter of 2011 to stop providing services for external broker dealer relationships.  Noninterest expenses for the three months and nine months ended September 30, 2012, were flat compared to the same periods of 2011.  The 2012 results reflect the acquisition of VIST Capital Management, LLC (“VIST Capital Management”) pursuant to the VIST Financial acquisition.

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)
	Quarter Ended			Year to Date Period Ended			Year to Date Period Ended
	September 30, 2012			September 30, 2012			September 30, 2011
	Average			Average			Average
	Balance		Average	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$17,300	$6	0.14%	$19,272	$14	0.10%	$9,987	$10	0.13%
Money market funds	—	—	0.00%	24	—	0.00%	100	—	0.00%
Securities (1)
U.S. Government securities	1,295,822	7,585	2.33%	1,170,885	21,089	2.41%	955,022	21,119	2.96%
Trading securities	17,752	182	4.08%	18,526	569	4.10%	21,650	668	4.13%
State and municipal (2)	104,642	1,324	5.03%	91,452	3,594	5.25%	99,220	3,987	5.37%
Other securities	13,272	136	4.08%	12,286	403	4.38%	14,369	503	4.68%
Total securities	1,431,488	9,227	2.56%	1,293,149	25,655	2.65%	1,090,261	26,277	3.22%
Federal Funds Sold	—	—	0.00%	2,453	2	0.11%	6,238	6	0.13%
FHLBNY and FRB stock	20,095	203	4.02%	18,128	620	4.57%	18,303	719	5.25%
Loans, net of unearned income (3)
Real estate	1,923,391	25,437	5.26%	1,605,670	61,898	5.15%	1,386,097	55,738	5.38%
Commercial loans (2)	578,738	7,474	5.14%	505,460	19,783	5.23%	454,306	18,440	5.43%
Consumer loans	111,725	1,329	4.73%	78,566	3,383	5.75%	69,245	3,593	6.94%
Direct lease financing	4,527	63	5.54%	5,099	217	5.68%	7,883	348	5.90%
Total loans, net of unearned income	2,618,381	34,303	5.21%	2,194,795	85,281	5.19%	1,917,531	78,119	5.45%
Total interest-earning assets	4,087,264	43,739	4.26%	3,527,821	111,572	4.22%	3,042,420	105,131	4.62%

Other assets	362,749			292,519			227,910

Total assets	4,450,013			3,820,340			3,270,330

LIABILITIES & EQUITY

Deposits

Interest-bearing deposits

Interest bearing checking, savings, & money market	1,894,810	1,378	0.29%	1,610,261	3,250	0.27%	1,333,934	3,694	0.37%
Time deposits > $100,000	496,376	1,043	0.84%	388,258	2,497	0.86%	315,265	2,534	1.07%
Time deposits < $100,000	418,530	696	0.66%	390,267	2,649	0.91%	406,554	3,924	1.29%
Brokered time deposits < $100,000	24,811	31	0.50%	8,331	31	0.50%	2,309	21	1.22%
Total interest-bearing deposits	2,834,527	3,148	0.44%	2,397,117	8,427	0.47%	2,058,062	10,173	0.66%
Federal funds purchased & securities sold under agreements to repurchase	247,879	1,174	1.88%	195,553	3,340	2.28%	174,816	3,743	2.86%
Other borrowings	129,051	1,365	4.21%	139,006	4,231	4.07%	160,340	4,655	3.88%
Trust preferred debentures	37,382	489	5.20%	29,201	1,296	5.93%	25,062	1,197	6.39%
Total interest-bearing liabilities	3,248,839	6,176	0.76%	2,760,877	17,294	0.84%	2,418,280	19,768	1.09%
Noninterest bearing deposits	726,831			645,818			524,888
Accrued expenses and other liabilities	64,043			59,152			37,236

Total liabilities	4,039,713			3,465,847			2,980,404

Tompkins Financial Corporation Shareholders’ equity	408,766			352,991			288,579

Noncontrolling interest	1,534			1,502			1,347

Total equity	410,300			354,493			289,926

Total liabilities and equity	$4,450,013			$3,820,340			$3,270,330
Interest rate spread			3.50%			3.39%			3.53%
Net interest income/margin on earning assets		37,563	3.66%		94,278	3.57%		85,363	3.75%

Tax Equivalent Adjustment		(820)			(1,984)			(1,956)

Net interest income per consolidated financial statements		$36,743			$92,294			$83,407
(1) Average balances and yields on available-for-sale securities are based on historical amortized cost.
(2) Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax exempt interest income to taxable-equivalent basis.

(3) Nonaccrual loans are included in the average asset total presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s consolidated financial statements included in Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Net Interest Income
Net interest income is the Company’s largest source of revenue and increased as a percentage of total revenues at 71.3% and 70.2% for the three and nine months ended September 30, 2012, compared to 69.4% for the same periods in 2011.  Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates.  The Company’s net interest income over the past several years has benefitted from steady growth in average earning assets, as well as the low interest rate environment.  With deposit rates currently at low levels, the downward pricing of these liabilities has slowed, while interest earning assets continue to reprice downward at a steady rate.  This has contributed to a decrease in net interest margin for the three and nine months ended September 30, 2012 compared to the same periods in 2011.  The taxable equivalent net interest margin of 3.66% for the three month period ended September 30, 2012 and 3.57% for the nine month period ended September 30, 2012 are below the margin for the same periods in 2011, of 3.71% and 3.75% respectively.  The decrease in the net interest margin was also partly due to the growth in interest earning assets over the prior year being concentrated in lower yielding securities rather than higher yielding loans.

The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.  Taxable-equivalent net interest income for the three and nine months ended September 30, 2012 was $37.6 million and $94.3 million, respectively, up 31.7% and 10.4% when compared to the same periods in 2011.

Taxable-equivalent interest income for the third quarter of 2012 was $43.7 million, up 25.2% when compared to the third quarter of 2011.  Taxable-equivalent interest income for the nine months ending September 30, 2012 was $111.6 million, up 6.1% from $105.1 million for the first nine months of 2011.  The increase in taxable-equivalent interest income for the quarter was mainly a result of the increase in earnings assets with the acquisition of $889.3 million in loans and $378.7 million in securities from VIST Bank. This increase was partially offset by a decline in the yield on average earning assets.  The yields on average earning assets were down 28 basis points and 40 basis points for the three and nine month periods ended September 30, 2012 compared to the same periods in 2011. The yields on average earning assets were impacted by the low rate environment as well as growth being concentrated in lower yielding securities as a result of soft loan demand.  Average securities balances for the third quarter of 2012 were up $341.6 million or 31.4% over average balances in the third quarter of 2011, while average yields were down 51 basis points.  For the nine months ended September 30, 2011 average securities balances increased $202.9 million or 18.6% from the same period in 2011, while yields declined 57 basis points.  Average loan balances for the three and nine months ended September 30, 2012 were up $685.4 million or 35.5% and $277.3 million or 14.5%, respectively, while average yields were down 18 basis points and 26 basis points, respectively, over the same periods in 2011.

Interest expense for the third quarter of 2012 was down $245,000 or 3.8% compared to the third quarter of 2011, reflecting lower average rates paid on deposits and borrowings offset by an increase in interest bearing liabilities, largely deposits of $1.1 billion, acquired from VIST Bank.  The average rate paid on interest bearing deposits during the third quarter of 2012 of 0.44% was 19 basis points lower than the average rate paid in the third quarter of 2011.  Interest expense for the nine months ending September 30, 2012 was $17.3 million, down $2.5 million or 12.5% compared to 2011.  The rates paid were lower across all deposit categories.  Average interest-bearing deposit balances in the third quarter of 2012 increased by $791.5 million or 38.7% compared to the same period in 2011.  For the nine months ending September 30, 2012 average interest-bearing deposits increased $339.1 million or 16.5% compared to the previous year.  Total funding costs also benefitted from the growth in and acquisition of average noninterest bearing deposit balances.  $128.9 million in non interest bearing deposits were acquired from VIST Bank.  For the three and nine months ended September 30, 2012, average noninterest bearing deposits of $726.8 million and $645.8 million were up 31.8% and 23.0%, respectively, over the same periods in 2011.  Average other borrowings for the third quarter were down $26.6 million or 17.1% compared to prior year, and down $21.3 million or 13.3% for the nine months ended September 30, 2012.  Other borrowings of $33.8 million acquired from VIST Bank as borrowings were paid down at other subsidiary banks.

Provision for Loan and Lease Losses
The provision for loan and lease losses represents management’s estimate of the amount necessary to maintain the allowance for loan and lease losses at an adequate level. The provision for loan and lease losses was $1.0 million for the third quarter of 2012 and $3.2 million for the nine months ended September 30, 2012, compared to $4.9 million and $7.8 million for the respective periods in 2011.  The decrease in the provision for loan and lease losses for the three and nine-month comparison is mainly a result of improved credit quality.  The Company has seen improvement in credit quality metrics over the past several quarters and current levels of nonperforming loans and criticized and classified loans are down from the same period prior year. The allowance for loan and lease losses as a percentage of period end originated loans and leases was 1.29% at September 30, 2012, compared to 1.43% at September 30, 2011.

Noninterest Income
Noninterest income totaled $14.8 million and $39.2 million for the three and nine months ended September 30, 2012, compared with $12.3 million and $36.8 million for the same periods in 2011.  $1.3 million of the increase for both the three and nine months can be attributed to the acquisition of VIST Financial.  Noninterest income represented 28.7% and 29.8% of total revenues for the three and nine months ended September 30, 2012 and down from 30.6% for the same periods in 2011.

Investment services income was $3.6 million in third quarter of 2012, an increase of 5.5% from $3.4 million in the third quarter of 2011.  Investment services income totaled $10.5 million for the first nine months of 2012, down 5.3% over the same period in 2011. The decrease was mainly in brokerage related fees as a result of a decision in the third quarter of 2011 to stop providing services for external broker dealer relationships.  For the three and nine month periods ended September 30, 2012, $92,000, respectively, in additional brokerage income was realized from the acquisition of VIST Financial.  Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income.  The fair value of assets managed by, or in custody of, Tompkins was $3.3 billion at September 30, 2012, up 17.6% from $2.8 billion at September 30, 2011. These figures include $1.0 billion and $896.8 million, respectively, of Company-owned securities where Tompkins Financial Advisors is custodian.  The increase in fair value of assets reflects successful business development initiatives resulting in customer retention as well as generally higher stock market indices in 2012 when compared to the same period in 2011.

Insurance commissions and fees for the three and nine months ended September 30, 2012 increased by $2.2 million and $2.8 million or 61.9% and 26.7% as compared to the same periods in 2011.  Revenues for commercial insurance lines, personal insurance lines, and health and benefit related insurance products were up for the quarter compared to the same period in 2011 with $1.9 million of the total commissions and fees increase being attributable to the VIST Insurance acquisition.  Health and benefit related insurance products continue to grow in 2012, increasing by $776,000 or 36.9% for the third quarter over last year and by $595,000 or 66.2% for the nine months ended September 30, 2012 with much of this increase coming from the VIST Insurance acquisition.

Service charges on deposit accounts were down $177,000 or 8.2% for the third quarter of 2012 compared to the third quarter of 2011 and down $890,000 or 14.2% for the nine month period ended September 30, 2012 compared to the same period prior year. The largest component of this category is overdraft fees, which is largely driven by customer activity.  The Company implemented changes to its transaction processing required by the Dodd-Frank Act which had an unfavorable impact on overdraft fees during the quarter and year to date periods.  Service charges on deposit accounts of $2.0 million for the third quarter of 2012 were up from $1.6 million in the second quarter of 2012, largely due to fees of $259,000 collected by VIST Bank during the quarter.

Card services income for the three and nine months ended September 30, 2012 was up $233,000 or 18.3% and $568,000 or 15.0% over the same periods in 2011.  The increase was mainly in debit card income and reflects a higher number of cards issued, increased transaction volume, increased inter-change fees and a favorable adjustment to an accrual rate related to a points reward program as redemption rates have been below expectations.  Furthermore, card service revenue of $207,000 associated with VIST Bank was recognized during the quarter.

Net mark-to-market losses on securities and borrowings held at fair value totaled $68,000 in the third quarter of 2012, compared to net mark-to-market losses of $406,000 in the third quarter of 2011.  For the nine month period ended September 30, 2012 net mark-to-market losses totaled $60,000 compared to net mark-to-market losses of $318,000 for the comparable period in 2011.  Mark-to-market losses or gains related to the change in the fair value of trading securities and certain borrowings where the Company has elected the fair value option.  These unrealized amounts are primarily impacted by changes in interest rates.

Other income was $2.1 million and $2.0 million for the third quarters of 2012 and 2011, respectively.  For the nine months ended September 30, 2012 other income was $5.2 million, down $66,000 or 1.3% from 2011.  Other income includes a $350,000  bonus received for a merchant servicing contract entered into in the third quarter of 2012.  Effecting the year to date variance, the Company reversed $405,000 of an accrual that was previously established to cover the Company’s potential obligation to share in certain VISA litigation as a result of a settlement between VISA and certain merchants related to certain card related fees that was announced during the second quarter of 2012.  The other significant components of other income are other service charges, increases in cash surrender value of corporate owned life insurance (”COLI”), gains on the sales of residential mortgage loans, and income from miscellaneous equity investments, including the Company’s investment in a Small Business Investment Company (“SBIC”). The first quarter of 2011 included a $504,000 gain related to an investment in a SBIC.  The SBIC periodically recognizes gains related to investments held in its portfolio and distributes these gains to its investors. The Company believes that, as of September 30, 2012, there were no impairments with respect to its investment in the SBIC.

Net gains on sale of residential mortgage loans, included in other income on the consolidated statements of income, of $329,000 in the third quarter of 2012 were up by $251,000 or 321.8% compared to the third quarter of 2011.  For the nine month period ended September 30, 2012 net gain on the sale of residential mortgage loans was $579,000, up $201,000 or 53.2% from same period in 2011.  The increase in gains on sale of residential mortgage loans is mainly due to the VIST Financial acquisition as VIST Bank had $233,000 in gains in the third quarter of 2012.  To manage interest rate risk exposures, the Company from time to time sells certain fixed rate loan originations that have rates below or maturities greater than the standards set by the Company’s Asset/Liability Committee for loans held in the portfolio.

Noninterest Expense
Noninterest expense was $46.2 million for the third quarter of 2012, up $22.2 million or 92.7% compared to the same period prior year and $99.4 million for the nine months ended September 30, 2012, up $25.1 million or 33.7% from $74.4 million in the first nine months of 2011.  This increase is largely the result of merger and acquisition integration related expenses of $13.8 million and $14.8 million related to the merger with VIST Financial that were incurred during the quarter and nine months ended September 30, 2012.

Salaries and wages expense increased by $2.7 million or 24.1% in the third quarter of 2012 from the same period in 2011.   For the nine months ended September 30, 2012, salaries and wages were up $3.0 million or 9.2% over the prior year period.  The acquisition of VIST Bank contributed $2.5 million to the increase in salaries and wages for the quarter and year to date.  In addition, annual merit increases and higher accruals for business development activities, partially offset by lower accruals for incentive compensation affected salaries and benefits.  Pension and other employee related benefits were up $1.5 million or 43.0% and $2.2 million or 19.8% for the third quarter and nine months ended 2012 compared to the same periods in 2011.  The acquisition of VIST Financial contributed $624,000 to the increase in employee related benefits for the quarter and year to date through September 30, 2012.  Furthermore, lower interest rates have contributed to the increase in the cost of pension and employee benefits.

Net occupancy expense was $2.5 million for the third quarter of 2012, up $751,000 or 43.6% from the same period in 2011 and up $749,000 or 14.1% for the first nine months of 2011.  The acquisition of VIST Financial contributed $856,000 to the increase in net occupancy expense for the quarter and year to date through September 30, 2012.

Other operating expenses for the third quarter of 2012 increased by $2.6 million or 43.8% compared to the prior year.  The acquisition of VIST Bank during the quarter contributed $2.0 million to this increase including the expense ($369,000) associated with paying off certain repurchase agreements prior to maturity.  The following expenses increased during the quarter:  professional fees ($342,000), other real estate expense ($278,000), technology expense and computer services ($479,000), Pennsylvania share tax ($201,000) and cardholder expense ($80,000).  These increases include the effects of the VIST Financial acquisition.  For the nine months ended September 30, 2012, other operating expense increased $4.0 million or 21.2% to $22.9 million largely as a result of the acquisition of VIST Financial during the year.  The following expenses increased during the quarter: professional fees ($683,000), marketing expense ($593,000), technology expense and computer services ($481,000), cardholder expense ($236,000), other real estate expense ($246,000) and Pennsylvania share tax of ($201,000).  These increases include the effects of the VIST Bank acquisition.

Income Tax Expense
The provision for income taxes provides for Federal and New York State income taxes. The provision for income taxes was $761,000 for an effective rate of 17.8% for the third quarter of 2012, compared to tax expense of $3.5 million and an effective rate of 30.7% for the same quarter in 2011. The decrease from September 30, 2011 was largely due to the decrease in pre-tax income, primarily a result of merger related expenses for the quarter compared to prior year.  For the nine month period ended September 30, 2012, the tax provision was $8.7 million for an effective rate of 30.0%, compared to tax expense of $12.0 million and an effective rate of 31.4% for the same period in 2011.  The effective rates differ from the U.S. statutory rate of 35.0% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance assets.

FINANCIAL CONDITION

Total assets were $4.9 billion at September 30, 2012, up $1.5 billion or 44.8% over December 31, 2011, and up $1.6 billion or 5.9% over September 30, 2011. After adjusting for the VIST Financial acquisition, total assets grew $128.6 or 3.8% and $169.8 million or 5.1% over December 31, 2011 and September 30, 2011, respectively. The growth over year-end was mainly in available-for-sale securities which were up $330.9 million or 28.9% ($320.9 million due to the VIST Financial acquisition) and loans which were up $947.9 million or 47.8% ($869.2 million due to the VIST Financial acquisition).  Cash and equivalents were up $93.1 million or 187.8% ($63.9 million due to the VIST Financial acquisition) when compared to year end.  Total deposits were up $1.4 billion or 51.8% ($1.2 billion due to the VIST Financial acquisition) over year-end with the majority of growth centered in checking, savings and money market deposits.  Deposit growth was used to reduce other borrowings, mainly short-term borrowings with the FHLB as loan demand continues to remain relatively soft.

As part of a planned balance sheet restructuring following the VIST Financial acquisition, the Company sold approximately $74.9 million of available-for-sale securities, at a pre-tax loss of $194,000 and used the proceeds, together with other available cash, to prepay repurchase agreements of about $85.6 million, inclusive of prepayment fees.

Securities
As of September 30, 2012, total securities were $1.5 billion or 31.3% of total assets, compared to $1.2 billion or 35.0% of total assets at year-end 2011, and $1.2 billion or 35.6% at September 30, 2011.  The following table details the composition of securities available-for-sale and securities held-to-maturity.

Available-for-Sale Securities
	09/30/2012		12/31/2011
	Amortized Cost1	Fair Value	Amortized Cost1	Fair Value
(in thousands)
U.S. Treasury securities	$1,003	$1,014	$2,020	$2,070
Obligations of U.S. Government sponsored entities	569,993	592,603	408,958	422,590
Obligations of U.S. states and political subdivisions	82,671	85,208	56,939	59,653
Mortgage-backed securities
U.S. Government agencies	170,436	176,987	123,426	129,773
U.S. Government sponsored entities	585,396	604,118	501,136	517,378
Non-U.S. Government agencies or sponsored entities	4,791	5,014	6,334	5,876
U.S. corporate debt securities	5,011	5,131	5,017	5,183
Total debt securities	1,419,301	1,470,075	1,103,830	1,142,523
Equity securities	1,966	1,962	1,023	1,023
Total available-for-sale securities	$1,421,267	$1,472,037	$1,104,853	$1,143,546
1 Net of other-than-temporary impairment losses recognized in earnings

Held-to-Maturity Securities
	09/30/2012		12/31/2011
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. states and political subdivisions	$27,503	$27,963	$26,673	$27,255
Total held-to-maturity debt securities	$27,503	$27,963	$26,673	$27,255

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

As of September 30, 2012, the Company held five mortgage backed securities, with a fair value of $5.0 million, that were not issued by U.S. Government agencies or U.S. Government sponsored entities.  In 2009, the Company determined that three of these non-U.S. Government mortgage backed securities were other-than-temporarily impaired based on an analysis of the above factors for these three securities.  As a result, the Company recorded other-than-temporary impairment charges of $2.0 million in 2009 on these investments.  The credit loss component of $146,000 was recorded as other-than-temporary impairment losses in the consolidated statement of income, while the remaining non-credit portion of the impairment loss was recognized in other comprehensive income in the condensed consolidated statements of condition and changes in shareholders’ equity.  In 2010 and 2011, the Company recorded an additional credit loss component of other-than-temporary charge of $34,000 and $65,000, respectively.  An additional credit loss component of other-than-temporary charge of $65,000 was recorded as of June 30, 2012.  The Company’s review of these securities as of September 30, 2012 determined that an additional credit loss component of other than temporary impairment charge of $55,000, through noninterest income, was necessary.  Impairment charges for the nine months ended September 30, 2012 were $120,000, and were recorded in noninterest income.  As of September 30, 2012, the carrying value of these securities exceeded their fair value by $223,000.  A continuation or worsening of current economic conditions may result in additional credit loss component of other-than-temporary impairment losses related to these investments.

The Company maintained a trading portfolio with a fair value of $17.4 million as of September 30, 2012, compared to $19.6 million at December 31, 2011.  The decrease in the trading portfolio reflects maturities or payments during 2012.  For the nine months ended September 30, 2012, net mark-to-market losses related to the securities trading portfolio were $198,000, compared to net mark-to-market gains of $170,000 for the same period in 2011.

Loans and Leases at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012			December 31, 2011
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$58,672	$13	$58,685	$67,566	$0	$67,566
Commercial and industrial other	437,451	86,550	524,001	417,128	0	417,128
Subtotal commercial and industrial	496,123	86,563	582,686	484,694	0	484,694
Commercial real estate
Construction	37,194	56,844	94,038	47,304	0	47,304
Agriculture	47,745	3,295	51,040	53,071	0	53,071
Commercial real estate other	690,210	399,364	1,089,574	665,859	0	665,859
Subtotal commercial real estate	775,149	459,503	1,234,652	766,234	0	766,234
Residential real estate
Home equity	158,168	72,063	230,231	161,278	0	161,278
Mortgages	566,344	159,505	725,849	500,034	0	500,034
Subtotal residential real estate	724,512	231,568	956,080	661,312	0	661,312
Consumer and other
Indirect	28,474	31	28,505	32,787	0	32,787
Consumer and other	32,760	50,442	83,202	30,961	0	30,961
Subtotal consumer and other	61,234	50,473	111,707	63,748	0	63,748
Leases	4,602	78	4,680	6,489	0	6,489
Covered loans		41,134	41,134	0	0	0
Total loans and leases	2,061,620	869,319	2,930,939	1,982,477	0	1,982,477
Less: unearned income and deferred costs and fees	(1,081)	(108)	(1,189)	(628)	0	(628)
Total loans and leases, net of unearned income and deferred costs and fees	$2,060,539	$869,211	$2,929,750	$1,981,849	$0	$1,981,849

Total loans and leases of $2.9 billion at September 30, 2012 were up $947.9 or 47.8% from December 31, 2011, with $869.2 coming from loans added in the VIST Bank acquisition.  Growth through the VIST Bank acquisition and originations caused increases in residential real estate of 44.6%, commercial real estate loans of 61.1%, commercial and industrial loans of 20.2% and consumer loans of 75.2% since December 31, 2011.  As of September 30, 2012 total loans and leases represented 59.5% of total assets compared to 58.3% of total assets at December 31, 2011.

Residential real estate loans, including home equity loans, of $956.1 million at September 30, 2012 increased by $294.8 million or 44.6% from $661.3 million at year-end 2011, and comprised 32.6% of total loans and leases at September 30, 2012.  $231.6 million of this growth came from the VIST Bank acquisition.  The growth in residential real estate loan balances reflects higher origination volumes due to the low interest rate environment as well as a decision to retain certain residential mortgages in portfolio rather than sell them in the secondary market due to interest rate considerations.  The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

The Company may sell residential real estate loans in the secondary market based on interest rate considerations. Loans are generally sold to the Federal Home Loan Mortgage Corporation (“FHLMC”) or the State of New York Mortgage Agency (“SONYMA”). These residential real estate loans are generally sold without recourse in accordance with standard secondary market loan sale agreements. These residential real estate loans ales are subject to customary representations and warranties made by the Company, including representations and warranties related to gross incompetence and fraud. The Company has not had to repurchase any loans as a result of these general representations and warranties. While in the past in rare circumstances the Company agreed to sell residential real estate loans with recourse, the Company has not done so in the past several years and the amount of such loans included on the Company’s balance sheet at September 30, 2012 is insignificant. The Company has never had to repurchase a loan sold with recourse.

During the first nine months of 2012 and 2011, the Company sold residential mortgage loans totaling $25.7 million and $20.3 million, respectively, and realized gains on these sales of $579,000 and $378,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights, at amortized basis, totaled $1.3 million at September 30, 2012 down from $1.4 million at December 31, 2011.

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

Commercial real estate loans increased by $468.4 or 61.3% compared to December 31, 2011. Acquired commercial real estate loans from VIST Bank made up the majority of this increase and totaled $459.5 million at September 30, 2012.  Commercial real estate loans represented 42.1% of total loans as of September 30, 2012. Commercial and industrial loans totaled $582.7 million at September 30, 2012, which is an increase of $98.0 or 20.2% from $484.7 million reported as of December 31, 2011. Acquired commercial and industrial loans from VIST Bank totaled $86.6 million.  Demand for commercial loans continued to be soft in the third quarter of 2012, reflecting weak economic conditions. As of September 30, 2012, agriculturally-related loans totaled $109.7 million or 3.8% of total loans and leases, down from $120.6 million or 6.1% of total loans and leases at December 31, 2011. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

The consumer loan portfolio includes personal installment loans, indirect automobile financing, and overdraft lines of credit. Consumer and other loans were $111.7 million at September 30, 2012, up 75.2% from $63.7 million at December 31, 2011.  This increase is primarily the result of the addition of VIST Bank loans as $50.5 million in consumer loans were added due to the acquisition.  The decrease is mainly in indirect automobile loans and reflects increased competition.

The lease portfolio decreased by 27.9% to $4.7 million at September 30, 2012 from $6.5 million at December 31, 2011. The lease portfolio has traditionally consisted of leases on vehicles for consumers and small businesses. More aggressive competition for automobile financing has led to a decline in the consumer lease portfolio over the past several years. Management continues to review leasing opportunities, primarily commercial leasing and municipal leasing. As of June 30, 2012, commercial leases and municipal leases represented 99.4% of total leases, while consumer leases made up the remaining percentage, unchanged from the percentages at December 31, 2011.

At September 30, 2012, the Company had $869.2 million of acquired loans as a result of the Company’s acquisition of VIST Financial during the third quarter of 2012.  The acquired loans were recorded at fair value pursuant to the purchase accounting guidelines in FASB ASC 805 – “Fair Value Measurements and Disclosures” (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses). Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

The carrying value of acquired loans acquired and accounted for in accordance with ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $90.3 million at September 30, 2012, as compared to $92.3 million at acquisition date of August 1, 2012, the net reduction reflects payments.  Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools.  The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

Increases in expected cash flows subsequent to the acquisition are recognized prospectively through an adjustment of the yield on the loans over the remaining life, while decreases in expected cash flows are recognized as impairment through a loss provision and an increase in the allowance for loan losses. Valuation allowances (recognized in the allowance for loan losses) on these impaired loans reflect only losses incurred after the acquisition (representing all cash flows that were expected at acquisition but currently are not expected to be received).

There were no material increases or decreases in the expected cash flows between August 1, 2012 (the “acquisition date”) and September 30, 2012.  The Company recognized $729,000 of interest income on the loans acquired with evidence of credit deterioration in the period since acquisition.

The carrying value of loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $778.9 million at September 30, 2012.  The fair value of the acquired loans not exhibiting evidence of credit impairment was determined by projecting contractual cash flows discounted at risk-adjusted interest rates.

The carrying value of the acquired loans reflects management’s best estimate of the amount to be realized from the acquired loan and lease portfolios. However, the amounts the Company actually realizes on these loans could differ materially from the carrying value reflected in these financial statements, based upon the timing of collections on the acquired loans in future periods, underlying collateral values and the ability of borrowers to continue to make payments.

Purchased performing loans were recorded at fair value, including a credit discount. Credit losses on acquired performing loans are estimated based on analysis of the performing portfolio. Such estimated credit losses are recorded as an accretable discount in a manner similar to purchased impaired loans. The fair value discount other than for credit loss is accreted as an adjustment to yield over the estimated lives of the loans. Interest is accrued daily on the outstanding principal balances of purchased performing loans. Fair value adjustments are also accreted into income over the estimated lives of the loans on a level yield basis.

At September 30, 2012, acquired loans included $41.1 million of covered loans. VIST Financial had acquired these loans in an FDIC assisted transaction in the fourth quarter of 2010.  In accordance with loss sharing agreements with the FDIC, certain losses and expenses relating to covered loans may be reimbursed by the FDIC at 70% or, if certain levels of reimbursement are reached, 80%.  See Note 9 – “FDIC Indemnification Asset Related to Covered Loans” in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures.  Management reviews these policies and procedures on a regular basis.  The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 5 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no significant changes in these policies and guidelines.  As such, these policies are reflective of new originations as well as those balances held at September 30, 2012.  The Company’s Board of Directors approves the lending policies at least annually.  The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines.  Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

The Company’s loan and lease customers are located primarily in the New York and Pennsylvania communities served by its four subsidiary banks.  Although operating in numerous communities in New York State and Pennsylvania, the Company is still dependent on the general economic conditions of these states.  Other than geographic and general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

The Allowance for Loan and Lease Losses

Originated Loans and Leases
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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations.  Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values.  Based on its evaluation of the allowance as of September 30, 2012, management considers the allowance to be appropriate.  Under adversely different conditions or assumptions, the Company would need to increase the allowance.

Acquired Loans and Leases
As of September 30, 2012 there was no allowance for loans and lease losses on the acquired loan portfolio.  There were also no charge-offs or provision expense related to the acquired loans between acquisition date of August 1, 2012 and September 30, 2012.

Acquired loans accounted for under ASC 310-30

For our acquired loans, our allowance for loan losses is estimated based upon our expected cash flows for these loans.  To the extent that we experience a deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future  credit losses over the remaining life of the loans.

Acquired loans accounted for under ASC 310-20

We establish our allowance for loan losses through a provision for credit losses based upon an evaluation process that is similar to our evaluation process used for originated loans.  This evaluation, which includes a review of loans on which full collectability may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical net loan loss experience, carrying value of the loans, which includes the remaining net purchase discount or premium, and other factors that warrant recognition in determining our allowance for loan losses.

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

(in thousands)	09/30/2012	12/31/2011	09/30/2011

Commercial and industrial	$8,002	$8,936	$8,569
Commercial real estate	11,984	12,662	13,853
Residential real estate	4,641	4,247	4,009
Consumer and other	2,004	1,709	1,408
Leases	1	39	39
Total	$26,632	$27,593	$27,878

As of September 30, 2012, the allowance is down $961,000 or 3.5% from year end 2011.  The decrease is mainly a result of improvement in credit quality measures, including a decrease in the volume of internally-classified loans.  The amount of loans internally-classified Special Mention, Substandard and Doubtful totaled $113.5 million at September 30, 2012 compared to $126.6 million at December 31, 2011 and $140.5 million at September 30, 2011.  In addition to the decrease in total internally-classified loans from December 31, 2011, there were 6 relationships totaling $13.2 million upgraded from Substandard to Special Mention as well as some upgrades of Special Mention and Substandard to non-classified risk ratings.  These upgrades reflect improvement in the financial conditions of some commercial relationships.    The decrease in the allocations for commercial and industrial loans was mainly a result of a decrease in allocations based upon historical losses as net charge-offs  for commercial and industrial loans that  were down from prior year, and a decrease in allocations for specific loans related to the upgrades of certain relationships from Substandard to Special Mention.  During the first nine months of 2012, the Company upgraded one commercial relationship totaling $11.2 million from Substandard to a nonclassified or pass rating based upon improved operating results.  The Company also downgraded one commercial relationship totaling $16.9 million from a pass to a Special Mention due to some weakness in 2011 operating results.  The decrease in the allocations for commercial real estate loans was mainly a result of a decrease in allocations based upon historical losses as net charge-offs for commercial real estate loans were down from previous year, and a decrease in allocations for specific loans related to the upgrade of certain relationships from Substandard to Special Mention and a decrease in the level of internally-classified loans.  Reserve allocations for residential real estate loans were up slightly over year-end 2011 amid concern over high unemployment and soft real estate values in some of the Company’s market areas. The allocation for consumer loans is up as the increase in consumer loan net charge-offs during the period, was partially offset by a decrease in the outstanding balance for this portfolio.

Activity in the Company’s allowance for loan and lease losses during the first nine months of 2012 and 2011, and for the twelve months ended December 31, 2011 is illustrated in the table below.

Analysis of the Allowance for Loan and Lease Losses

(in thousands)	09/30/2012	12/31/2011	09/30/2011
Average loans outstanding during year	$2,194,794	$1,928,540	$1,917,531
Balance of allowance at beginning of year	27,593	27,832	27,832

LOANS CHARGED-OFF:
Commercial and industrial	888	2,403	1,259
Commercial real estate	2,332	4,488	5,383
Residential real estate	931	2,730	1,503
Consumer and other	580	608	436
Leases	0	3	0
Total loans charged-off	$4,731	$10,232	$8,581

RECOVERIES OF LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	151	424	407
Commercial real estate	166	280	157
Residential real estate	29	33	33
Consumer and other	246	311	245
Total loans recovered	$592	$1,048	$842
Net loans charged-off	4,139	9,184	7,739
Additions to allowance charged to operations	3,178	8,945	7,785
Balance of allowance at end of year	$26,632	$27,593	$27,878
Annualized net charge-offs to average total loans and leases	0.19%	0.48%	0.40%

As of September 30, 2012 the allowance was $26.6 million or 1.29% of total originated loans and leases outstanding, compared with $27.6 million or 1.39% at December 31, 2011 and $27.9 million or 1.43% at September 30, 2011. The Company has seen improvement in credit quality metrics over the past several quarters and current levels of nonperforming loans are down from the same period prior year.  Nonperforming loans totaled $38.6 million at September 30, 2012, down 6.4% from September 30, 2011, and loans internally identified as Special Mention, Substandard, and Doubtful totaled $113.5 million, down 10.3% from the end of the third quarter of 2011.  However, with the strength of the economic recovery uncertain, there is no assurance that weak economic conditions may not adversely affect the credit quality of the Company’s loans and leases, results of operations, and financial condition going forward.

The provision for loan and lease losses was $1.0 million and $3.2 million, respectively, for the three and nine months ended September 30, 2012, compared to $4.9 million and $7.8 million, respectively, for the same periods in 2011.  Net charge-offs for the three and nine months ended September 30, 2012 were $1.3 million and $4.1 million compared to $5.4 million and $7.7 million in the comparable year ago periods.  Annualized net charge-offs for the first nine months of 2012 represented  0.19% of average loans, which is down from 0.40% for the same period in 2011, and is favorable to our peer group ratio of 0.65% at June 30, 2012.  Commercial real estate gross charge-offs in the first nine months of 2012 include a $1.0 million charge-off on one commercial real estate relationship totaling $4.5 million.

Analysis of Past Due and Nonperforming Loans
(dollar amounts in thousands)	09/30/2012	12/31/2011	09/30/2011
Loans 90 days past due and accruing
Residential real estate	121	1,378	379
Consumer and other	5	2	0
Total loans 90 days past due and accruing	126	1,380	379
Nonaccrual loans
Commercial and industrial	4,839	7,105	9,143
Commercial real estate	24,216	26,352	22,771
Residential real estate	7,670	5,884	8,240
Consumer and other	271	237	254
Leases	0	10	11
Total nonaccrual loans	36,996	39,588	40,419
Troubled debt restructurings not included above	1,468	428	441
Total nonperforming originated loans and leases	38,590	41,396	41,239
Other real estate owned	4,675	1,334	1,632
Total nonperforming assets	$43,265	$42,730	$42,871
Allowance as a percentage of originated loans and leases outstanding	1.29%	1.39%	1.43%
Allowance as a percentage of nonperforming loans and leases	69.01%	66.65%	67.60%
Total nonperforming assets as percentage of total assets	0.88%	1,26%	1.28%

*Acquired loans and leases are not included in nonperforming loans because the accretion method is used for all acquired loans	*Acquired loans and leases are not included in nonperforming loans because the accretion method is used for all acquired loans	*Acquired loans and leases are not included in nonperforming loans because the accretion method is used for all acquired loans	*Acquired loans and leases are not included in nonperforming loans because the accretion method is used for all acquired loans
*Acquired loans and leases are not included in nonperforming loans because the accretion method is used for all acquired loans	*Acquired loans and leases are not included in nonperforming loans because the accretion method is used for all acquired loans	*Acquired loans and leases are not included in nonperforming loans because the accretion method is used for all acquired loans
*Acquired loans and leases are not included in nonperforming loans because the accretion method is used for all acquired loans	*Acquired loans and leases are not included in nonperforming loans because the accretion method is used for all acquired loans
*Acquired loans and leases are not included in nonperforming loans because the accretion method is used for all acquired loans

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDR”), and foreclosed real estate.  Nonperforming assets represented 0.88% of total assets at September 30, 2012, compared to 1.26% at December 31, 2011, and 1.28% at September 30, 2011. Nonperforming assets were down 1.3% from December 31, 2011 and were in line with September 30, 2011.  While the overall strength of the economy remains uncertain, there are signs of improvement in national and local economic conditions, which have contributed to some improvements in the financial conditions of several of the Company’s commercial and agricultural customers. The Company’s ratio of nonperforming assets to total assets continues to compare favorably to our peer group’s most recent ratio of 2.33% at September 30, 2012.

Nonperforming loans represented 1.87% of total loans at September 30, 2012, compared to 2.09% of total loans at December 31, 2011, and 2.11% of total loans at September 30, 2011.  A breakdown of nonperforming loans by portfolio segment is shown above.  Total nonperforming originated loans and leases are down from December 31, 2011 and September 30, 2011 by 6.8% and 6.4%, respectively.  Commercial real estate loans represent the largest component of nonperforming loans.  Nonperforming commercial real estate loans include two relationships totaling $8.7 million at September 30, 2012 and $12.5 million at December 31, 2011.  Both of these relationships are considered impaired and have either been charged down to fair value or have specific allocations within the allowance model.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider and the borrower could not obtain elsewhere.  These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories:  “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”.  Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and therefore classified as accruing loans.  At September 30, 2012 the Company had $13.0 million in TDRs, of which $11.5 million were nonaccrual and included in the table above, and one loan was more than 90 days past due with a total balance of $51,000.

In general, the Company places a loan on nonaccrual status if principal or interest payments become 90 days or more past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when required by applicable regulations.  Although in nonaccrual status, the Company may continue to receive payments on these loans.  These payments are generally recorded as a reduction to principal, and interest income is recorded only after principal recovery is reasonably assured.  As of September 30, 2012 and December 31, 2011, the Company was regularly receiving payments on over 65% of the loans categorized as nonaccrual.

The Company’s recorded investment in loans and leases that are considered impaired totaled $29.6 million at September 30, 2012, and $32.8 million at December 31, 2011.  A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all TDRs. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

The year-to-date average recorded investment in impaired loans and leases was $40.4 million at September 30, 2012, $32.9 million at December 31, 2011, and $27.5 million at September 30, 2011.  At September 30, 2012, $4.5 million of impaired loans had specific reserve allocations of $2.5 million and $25.1 million had no specific reserve allocation.  At December 31, 2011, $8.7 million of impaired loans had specific reserve allocations of $3.5 million and $24.0 million had no specific reserve allocation.  The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserve because of the amount of collateral support with respect to these loans and previous charge-offs.  Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured.  In these cases, interest is recognized on a cash basis.  Interest income recognized on impaired loans and leases, all collected in cash, was $28,000 for the year-to-date period ended September 30, 2012, $0 for December 31, 2011, and $24,000 for the year-to-date period ended September 30, 2011.

The ratio of the allowance to nonperforming loans (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 69.0 times at September 30, 2012, up from 66.7 times in December 31, 2011, and 67.6 times at September 30, 2011.  The Company’s ratio is comparable to our peer group ratio of 0.65 times as of June 30, 2012.  The Company’s nonperforming loans are mostly made up of collateral dependent impaired loans requiring little to no specific allowance due to the level of collateral available with respect to these loans and/or previous charge-offs.

Management reviews the loan portfolio continuously for evidence of potential problem loans and leases.  Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future.  Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its internal loan review function, identified 57 commercial relationships totaling $26.0 million at September 30, 2012, that were classified as Substandard and continue to accrue interest. This presents an improvement from the 60 commercial relationships totaling $28.5 million at December 31, 2011, which were classified as Substandard, and continued to accrue interest.  Of the 57 commercial relationships that were Substandard, there are 8 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $17.3 million, the largest of which is $4.5 million. Over the past few years, the Company has seen an increase in potential problem loans as weak economic conditions have strained borrowers’ cash flows and collateral values.  The decrease in the dollar volume of potential problem loans since year-end 2011 was mainly due to the upgrade of several large commercial credits, including agriculturally-related loans, to a risk grading better than Substandard.  The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management’s attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital
Total equity was $441.0 million at September 30, 2012, an increase of $141.9 million or 47.4% from December 31, 2011, mainly a result of the issuance of $83.4 million in common stock for the acquisition of VIST Financial and the net $38.0 million capital raise completed in the second quarter of 2012.  Other significant components of the increase in total equity since year end include: net income of $20.1 million less cash dividends paid of $8.4 million, a $2.6 million increase for the exercise of stock options, and $1.0 million for the issuance of shares under the employee stock ownership plan.

Additional paid-in capital increased by $126.7 million, from $206.4 million at December 31, 2011, to $333.0 million at September 30, 2012.  The increase is primarily attributable to the issuance of $83.4 million in common stock for the acquisition of VIST Financial, the $38.0 million capital raise, $2.6 million related to stock option exercises, $1.0 million related to shares issued under the employee stock ownership plan, $939,000 related to shares issued under the dividend reinvestment and direct stock purchase plan, and $975,000 related to stock-based compensation.  Retained earnings increased by $6.6 million from $96.4 million at December 31, 2011, to $103.0 million at September 30, 2012, reflecting net income of $20.1 million less dividends paid of $13.6 million.  Accumulated other comprehensive loss increased from a net unrealized loss of $3.7 million at December 31, 2011 to a net unrealized gain of $4.7 million at September 30, 2012; reflecting a $7.2 million increase in unrealized gains on available-for-sale securities due to market rates, and a $1.1 million increase related to postretirement benefit plans.  Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Cash dividends paid in the first nine months of 2012 totaled approximately $13.6 million, representing 67.4% of year to date 2012 earnings.  Cash dividends of $1.08 per common share paid in the first nine months of 2012 were up 3.9% over cash dividends of $1.04 per common share paid in the first nine months of 2011.

On October 25, 2011, the Company’s Board of Directors authorized a new stock repurchase plan for the Company to repurchase up to 335,000 shares of the Company’s common stock.  Purchases may be made on the open market or in privately negotiated transactions over the 24 months following adoption of the plan.  The repurchase program may be suspended, modified, or terminated at any time for any reason.  As of the date of this report, no shares have been repurchased under the plan.

As previously mentioned, on April 3, 2012, the Company closed the registered public offering of 1,006,250 shares of its common stock at a price of $40.00 per share, less underwriting discounts and commissions.   After transaction costs, net proceeds from the capital raise were approximately $38.0 million and resulted in the issuance of 1,006,250 shares of common stock on April 3, 2012.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. The table below reflects the Company’s capital position at September 30, 2012, compared to the regulatory capital requirements for “well capitalized” institutions.

REGULATORY CAPITAL ANALYSIS
September 30, 2012	Actual		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$393,103	12.87%	$305,414	10.00%
Tier 1 Capital (to risk weighted assets)	$336,213	11.99%	$183,248	6.00%
Tier 1 Capital (to average assets)	$366,213	8.50%	$215,358	5.00%

As illustrated above, the Company’s capital ratios on September 30, 2012 remain above the minimum requirements for well capitalized institutions.  Total capital as a percent of risk weighted assets decreased from 14.2% at December 31, 2011 to 12.9% as of September 30, 2012.  Tier 1 capital as a percent of risk weighted assets decreased from 12.9% at the end of 2011 to 12.0% as of September 30, 2012.  Tier 1 capital as a percent of average assets was 8.5% at year end December 31, 2011 and September 30, 2012, respectively.  The decrease in capital ratios over year-end 2011 is mainly the result of the acquisition of VIST Bank which has $868.6 million in risk weighted assets.  Partially offsetting this acquisition was the $38.0 million capital raise the Company completed in the second quarter of 2012.

During the first quarter of 2010, the OCC notified the Company that it was requiring Mahopac National Bank (“Mahopac”), one of the Company’s three banking subsidiaries, to maintain certain minimum capital ratios at levels higher than those otherwise required by applicable regulations.  The OCC is requiring Mahopac to maintain a Tier 1 capital to average assets ratio of 8.0%, a Tier 1 risk-based capital to risk-weighted capital ratio of 10.0% and a Total risk-based capital to risk-weighted assets ratio of 12.0%.  Mahopac exceeded these minimum requirements at the time of the notification and continues to maintain ratios above these minimums.  As of September 30, 2012, Mahopac had a Tier 1 capital to average assets ratio of 9.2%, a Tier 1 risk-based capital to risk-weighted capital ratio of 13.5% and a Total risk-based capital to risk-weighted assets ratio of 14.7%.

As of September 30, 2012, the capital ratios for the Company’s other three subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

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

Deposits and Other Liabilities
Total deposits of $4.0 billion at September 30, 2012 increased $1.4 billion or 51.8% from December 31, 2011.  $1.2 billion of this increase is directly attributable to the VIST Financial acquisition.  Exclusive of the VIST Financial acquisition, total deposits increased $167.7 million or 6.3% over year end December 31, 2011 driven mainly by a $120.7 million increase in interest checking, savings and money market balances and a $49.5 million increase in non interest bearing deposits.  Growth over year-end 2011 was comprised mainly of personal and business savings and money market balances and personal non interest bearing accounts.

Total deposits were up $152.6 billion or 5.7% over September 30, 2011 excluding VIST.  The increase was due to a $95.4 million increase in non-interest deposits and $75.1 million increase in  interest bearing checking, savings and money market accounts offset by a decline in time deposits of  $17.9 million compared to September 30, 2011.

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

Core deposits grew by $1.1 billion or 51.6% to $3.4 billion ($399.4 million increase or 18.6% net of VIST Financial acquisition) at September 30, 2012 from $2.2 billion at year-end 2011.  Core deposits represented 83.1% of total deposits at September 30, 2012, compared to 83.1% of total deposits at December 31, 2011.

Municipal money market and interest bearing checking accounts of $432.5 million at September 30, 2012 increased from $365.5 million at year-end 2011.  As compared to September 30, 2011, municipal money market accounts and interest bearing checking were flat.  In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August.  Account balances tend to increase throughout the fall and into the winter months from tax deposits and receive an additional inflow at the end of March from the electronic deposit of state funds.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $58.2 million at September 30, 2012, and $49.1 million at December 31, 2011. Management generally views local repurchase agreements as an alternative to large time deposits. The Company’s wholesale repurchase agreements are primarily with the FHLB and amounted to $148.8 million at September 30, 2012, which includes $33.8 million (net of a $3.8 million fair value adjustment) of wholesale repurchase agreements from the VIST Financial acquisition payable to another large financial institution.  By comparison, wholesale repurchase agreements totaled $120.0 million at December 31, 2011.

The Company’s other borrowings totaled $125.5 million at September 30, 2012, down $60.6 million or 32.6% from $186.1 million at December 31, 2011.  Borrowings at September 30, 2012 included $90.0 million in FHLB term advances, $13.5 million of overnight FHLB advances, and a $20.0 million advance from a bank.  Borrowings at year-end 2011 included $122.1 million in FHLB term advances, $53.1 million of overnight FHLB advances, and a $10.9 million advance from a bank.  The decrease in borrowings reflects the pay down of FHLB borrowings as a result of deposit growth and soft loan demand.  Of the $90.0 million in FHLB term advances at September 30, 2012, $80.0 million are due over one year.  In 2007, the Company elected the fair value option under FASB ASC Topic 825 for a $10.0 million advance with the FHLB.  The fair value of this advance decreased by $138,000 (net mark-to-market gain of $138,000) over the nine months ended September 30, 2012.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network.  In addition to core deposits, the Company uses non-core funding sources to support asset growth.  These non-core funding sources include time deposits of $250,000 or more, brokered time deposits, national deposit listing services, municipal money market deposits, bank borrowings, securities sold under agreements to repurchase and term advances from the FHLB.  Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources, at September 30, 2012, increased by $212.3 million or 26.4% ($126.9 million attributed to VIST) from $804.0 million at December 31, 2011.  Non-core funding sources, as a percentage of total liabilities, were 22.7% at September 30, 2012, compared to 25.9% at December 31, 2011.  The decrease in non-core funding sources was mainly due to declines in FHLB advances. With the growth in core deposits and soft loan demand over the past several quarters, the Company has paid down non-core funding sources.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.2 billion and $730.6 million at September 30, 2012 and December 31, 2011, respectively, were either pledged or sold under agreements to repurchase. Pledged securities represented 84.4% of total securities at September 30, 2012, compared to 66.1% of total securities at December 31, 2011.

Cash and cash equivalents totaled $142.7 million as of September 30, 2012, up from $49.6 million at December 31, 2011.  Short-term investments, consisting of securities due in one year or less, increased from $19.6 million at December 31, 2011, to $42.3 million on September 30, 2012.  The Company also had $17.4 million of securities designated as trading securities at September 30, 2012.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $786.1 million at September 30, 2012 compared with $653.0 million at December 31, 2011. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $929.6 million at September 30, 2012 as compared to $731.1 million at December 31, 2011. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At September 30, 2012, the unused borrowing capacity on established lines with the FHLB was $1.1 billion. As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At September 30, 2012, total unencumbered residential mortgage loans of the Company were $555.2 million.  Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates.  Based upon the simulation analysis performed as of August 31, 2012 a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year increase in net interest income from the base case of approximately 0.19%, while a 100 basis point parallel decline in interest rates over a one-year period would result in a decrease in one-year net interest income from the base case of 0.73%.  The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

The neutral exposure in a rising interest rate environment is mainly driven by the repricing assumptions of the Company’s core deposit base which currently match increases in asset yields in the short-term. Longer-term, the impact of a rising rate environment is slightly negative as assumed funding costs increase in the model. While the bank is currently asset sensitive, floors in loan repricing during year one are offset by the ability to price core deposits lower.  This results in the slight improvement in the 100 basis point decline scenario.  This offsets the model assumption that prepayments accelerate in the down interest rate environment resulting in additional pressure on asset yields as proceeds are reinvested at lower rates.

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

In addition to the simulation analysis, management uses an interest rate gap measure. The table below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of September 30, 2012.  The Company’s one-year net interest rate gap was a positive $7.4 million or 0.15% of total assets at September 30, 2012 compared with a negative $89.4 million or 2.63% of total assets at December 31, 2011. A positive gap position exists when the amount of interest-bearing assets maturing or repricing exceeds the amount of interest-earning liabilities maturing or repricing within a particular time period.  This analysis suggests that the Company’s net interest income is moderately more vulnerable to an decreasing rate environment than it is to a prolonged increasing interest rate environment.  An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap – September 30, 2012			Repricing Interval

(in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets1	$4,455,196	$1,123,165	$199,630	$413,413	$1,736,208
Interest-bearing liabilities	3,619,016	1,158,335	261,339	309,164	1,728,838
Net gap position		(35,170)	(61,709)	104,249	7,370
Net gap position as a percentage of total assets		(0.71%)	(1.25%)	2.12%	0.15%
1 Balances of available securities are shown at amortized cost

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2012.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report on Form 10-Q the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

The Company completed its acquisition of VIST Financial on August 1, 2012. As a result of the VIST Financial acquisition, the Company has begun the process of evaluating the internal control processes of VIST Financial, and integrating those processes into the Company’s existing control  environment. Other than the VIST Financial acquisition, there were not changes in the Company’s internal control over financial reporting that occurred  during the quarter ended September 30, 2012, that  materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

July 1, 2012 through July 31, 2012	1,446	$38.63	0	335,000

August 1, 2012 through August 31, 2012	562	39.14	0	335,000

September 1, 2012 through September 30, 2012	0	0	0	335,000

Total	2,008	$38.77	0	335,000

Included in the table above are 1,446 shares purchased in July 2012, at an average cost of $38.63 and 562 shares purchased in August 2012, at an average cost of $39.14 by the trustee of the rabbi trust established by the Company under the Company’s Amended and Restated Retainer Plan For Eligible Directors of Tompkins Financial Corporation and its wholly-owned  Subsidiaries, and were part of the director deferred compensation under that plan.

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

Date:           November 09, 2012

TOMPKINS FINANCIAL CORPORATION

By:	/S/ Stephen S. Romaine
Stephen S. Romaine
President and
Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Pages

10.1
Employment Agreement dated as of September 19, 2005 among Leesport Financial Corp., Leesport Bank and Robert D. Davis (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2012 and incorporated by reference herein).

10.2
First Amendment to Employment Agreement dated October 10, 2008, by and among Leesport Financial Corp n/k/a VIST Financial Corp., Leesport Bank n/k/a VIST Bank, and Robert D. Davis (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 7, 2012 and incorporated by reference herein).

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	68

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	69

32.1	Certification of Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350	70

32.2	Certification of Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350	71

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language):  (i) Condensed Consolidated Statements of Condition as of September 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Income for the three months ended September 30, 2012 and 2011; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2012 and 2011; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2012 and 2011; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

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