Form 10-K
period 2012-12-31
TOMPKINS FINANCIAL CORP
filed 2013-03-18
CIK 1005817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

 SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

Commission File Number 1-12709

Tompkins Financial Corporation

(Exact name of registrant as specified in its charter)

New York	16-1482357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Commons, P.O. Box 460, Ithaca, New York	14851
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (607) 273-3210

Securities registered pursuant to Section 12(b) of the Act:

Common Stock ($.10 Par Value Per Share)	NYSE MKT LLC
(Title of class)	(Name of exchange on which traded)

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

The aggregate market value of the registrant's common stock held by non-affiliates was $388,738,000 on June 30, 2012, based on the closing sales price of a share of the registrant's common stock, $.10 par value (the "Common Stock"), as reported on the NYSE MKT LLC, on such date.

The number of shares of the registrant's Common Stock outstanding as of February 26, 2013, was 14,417,965 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2013 Annual Meeting of stockholders, to be held on May 20, 2013, are incorporated by reference into Part III of this Form 10-K where indicated.

TOMPKINS FINANCIAL CORPORATION

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2012

PART I

Item 1. Business

The disclosures set forth in this Item1. Business are qualified by the section captioned “Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report and other cautionary statements set forth elsewhere in this Report.

General

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, insurance, and brokerage services. At December 31, 2012, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile, Mahopac National Bank (“Mahopac National Bank” or “Mahopac”), and VIST Bank; a wholly owned registered investment advisor, TFA Management, Inc. (“TFA Management”, formerly known as AM&M Financial Services, Inc.); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). TFA Management and the trust division of the Trust Company provide a full array of investment services under the trade name of Tompkins Financial Advisors, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (607) 273-3210. The Company’s common stock is traded on the NYSE MKT LLC under the Symbol “TMP.”

Tompkins was organized in 1995, under the laws of the State of New York, as a bank holding company for the Trust Company, a commercial bank that has operated in Ithaca, New York and surrounding communities since 1836. Information relating to revenues, profit and loss, and total assets for the Company’s three business segments - banking, insurance, and wealth management - is incorporated herein by reference to Part II, Item 8. of this Report.

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

In the second quarter of 2012, the Company completed a capital raise through a registered public offering of shares of its common stock. The Company believes that this capital raise helped position the Company for future growth, including its recently completed acquisition of VIST Financial Corp. (“VIST Financial”), described below. After transaction costs, net proceeds from the capital raise were approximately $38.0 million, and resulted in the issuance of 1,006,250 shares of Tompkins common stock on April 3, 2012.

On August 1, 2012, Tompkins completed its acquisition of VIST Financial, a financial holding company headquartered in Wyomissing, Pennsylvania, and parent to VIST Bank, VIST Insurance, LLC (“VIST Insurance”), and VIST Capital Management, LLC (“VIST Capital Management”). On the acquisition date, VIST Financial had $1.4 billion in total assets, $889.3 million in loans, and $1.2 billion in deposits. Following its merger with a wholly-owned subsidiary of Tompkins, VIST Financial was merged into Tompkins. VIST Bank, a Pennsylvania state-chartered commercial bank, became a wholly-owned subsidiary of Tompkins and will continue to operate as a separate subsidiary bank of Tompkins. VIST Insurance was merged into Tompkins Insurance Agencies, Inc., and VIST Capital Management became part of Tompkins Financial Advisors. The acquisition expands the Company’s presence into the southeastern region of Pennsylvania.

The VIST acquisition was a stock transaction. Under the terms of the merger agreement, each share of VIST Financial common stock was cancelled and converted into the right to receive 0.3127 shares of Tompkins common stock, with any fractional share entitlement paid in cash, resulting in the Company issuing 2,093,689 shares at a fair value of $82.2 million. The Company also paid $1.2 million to retire outstanding VIST Financial employee stock options; while other VIST Financial employee stock options were converted into options to purchase Tompkins’ common stock, with an aggregate fair value of $1.1 million, as of the acquisition date. In addition, immediately prior to the completion of the merger, Tompkins purchased from the United States Department of the Treasury the issued and outstanding shares of VIST Financial Fixed Rate Cumulative Perpetual Preferred Stock, Series A, as well as the warrant to purchase shares of VIST Financial common stock issued in connection with the issuance of the preferred stock (the “TARP Purchase”) plus the accrued and unpaid dividends therein, for an aggregate purchase price of $26.5 million. The securities purchased in the TARP Purchase were cancelled in connection with the consummation of the VIST Acquisition.

The VIST Acquisition was accounted for under the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair values as of acquisition date. VIST Financial’s assets and liabilities were recorded at their preliminary estimated fair values as of August 1, 2012, the acquisition date, and VIST Financial’s results of operations have been included in the Company’s Consolidated Statements of Income since that date.

 In June 2011, Tompkins Insurance acquired all of the outstanding shares of Olver & Associates, Inc., (“Olver”), a property and casualty insurance agency located in Ithaca, New York. The two principal officers and staff continued with Tompkins Insurance after the acquisition. The acquisition-date fair value of the consideration paid was $3.2 million and included $250,000 of cash and 75,188 shares of Tompkins’ common stock. As a result of pursuing an available tax election under Internal Revenue Code section 338(h)(10), it was determined that the acquisition qualified for beneficial tax treatment that would enable the tax deductible amortization of the purchase premium, including goodwill. To compensate the Olver shareholders for their consent to make this election, additional consideration of $755,000 and $238,000 were recorded as additional goodwill during the first and second quarters of 2012, respectively.

The Company did not make any material acquisitions in 2010. Additional information on acquisitions is provided in “Note 2 Mergers and Acquisitions” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

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

Narrative Description of Business

Information about the Company’s business segments is included in “Note 23 Segment and Related Information” in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report. The Company has identified three business segments, consisting of banking, insurance and wealth management. The number of reportable segments was increased from two to three segments in the third quarter of 2012. At that time, the Company determined that a change in its reportable business segments was warranted due to the VIST Acquisition of effective August 1, 2012. The acquisition included VIST Insurance which is expected to approximately double annual insurance revenues of Tompkins Insurance when compared to pre-acquisition results. Consequently, insurance revenues exceeded the quantitative thresholds set forth in ASC 280-10-50-12 for identifying reportable segments. As such, management determined that it was appropriate to report Insurance and Wealth Management as separate business segments. Previously, these two reportable business segments were reported as a single Financial Services segment. The prior year information contained within this report has been restated to reflect the change in the number of reportable business segments from two to three reportable business segments. The sum of the Insurance and Wealth Management segments is equal to the historic Financial Services Segment. Wealth management consists of the results of the Company’s trust, financial planning and wealth management services, and broker-dealer services offered through Tompkins Financial Advisors. The insurance segment reflects the results of Tompkins Insurance. All other activities are considered banking.

Banking services consist primarily of attracting deposits from the areas served by the Company’s four banking subsidiaries’ 66 banking offices, (46 offices in New York and 20 offices in Pennsylvania) and using those deposits to originate a variety of commercial loans, agricultural loans, consumer loans, real estate loans, and leases in those same areas. The Company’s lending function is managed within the guidelines of a comprehensive Board-approved lending policy. Policies and procedures are reviewed on a regular basis. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. The Company has an independent third party loan review process that reviews and validates the risk identification and assessment made by the lenders and credit personnel. The results of these reviews are presented to the Board of Directors of each of the Company’s banking subsidiaries, and the Company’s Audit Committee.

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

Insurance services include property and casualty insurance, employee benefit consulting, and life, long-term care and disability insurance. Tompkins Insurance is headquartered in Batavia, New York. Over the past twelve years, Tompkins Insurance has acquired smaller insurance agencies in the market areas serviced by the Company’s banking subsidiaries and successfully consolidated them into Tompkins Insurance. The VIST Financial Acquisition, which included VIST Insurance, is expected to nearly double the Company’s annual insurance revenues. Tompkins Insurance offers services to customers of the Company’s banking subsidiaries by sharing offices with The Bank of Castile, Trust Company, and VIST Bank. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York, two stand-alone offices in Tompkins County, New York and one stand-alone office in Montgomery County, Pennsylvania.

Wealth management services consists of investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. In 2010, the Company unified the branding of its trust and investment services businesses and began marketing these services under the name Tompkins Financial Advisors. Tompkins Financial Advisors has office locations at all four of the Company’s subsidiary banks.

The Company’s principal expenses are interest on deposits, interest on borrowings, and operating and general administrative expenses, as well as provisions for loan and lease losses. Funding sources, other than deposits, include borrowings, securities sold under agreements to repurchase, and cash flow from lending and investing activities.

Tompkins provides a variety of financial services to individuals and small business customers. Some of the traditional services are detailed below.

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

Retail Services

The Company’s subsidiary banks provide a variety of retail banking services including checking accounts, savings accounts, time deposits, IRA products, brokerage services, residential mortgage loans, personal loans, home equity loans, credit cards, debit cards and safe deposit services. Retail services are accessible through a variety of delivery systems including branch facilities, ATMs, voice response, Mobile banking, Internet banking, and remote deposit services.

Trust and Investment Management Services

The Company offers a comprehensive suite of financial services to customers, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services. These services are offered by TFA Management, Inc. and the trust division of Tompkins Trust Company, using the joint trade name of Tompkins Financial Advisors. Tompkins Financial Advisors has office locations at all four of the Company’s subsidiary banks. The August 1, 2012 VIST Acquisition included VIST Capital Management, which became part of Tompkins Financial Advisors.

Broker-Dealer Services

TFA Management Inc. operates a broker-dealer subsidiary, Ensemble Financial Services, Inc., which is an outsourcing company for financial planners and investment advisors.

Insurance Services

The Company provides property and casualty insurance, employee benefit consulting, and life, long-term care and disability insurance through Tompkins Insurance.

Subsidiaries

The Company operates four banking subsidiaries, an insurance agency subsidiary, and a financial planning, wealth management, and broker-dealer subsidiary in New York. In addition, the Company also owns 100% of the common stock of Tompkins Capital Trust I, Sleepy Hollow Capital Trust I, First Leesport Capital Trust I, Leesport Capital Trust II, and Madison Statutory Trust I. The Company’s banking subsidiaries operate 66 offices, including 3 limited-service offices, with 46 banking offices located in New York and 20 banking offices located in southeastern Pennsylvania. The decision to operate as four locally managed community banks reflects management’s commitment to community banking as a business strategy. For Tompkins, personal delivery of high quality services, a commitment to the communities in which we operate, and the convergence of a single-source financial service provider characterize management’s community banking approach. The combined resources of the Tompkins organization provides increased capacity for growth and the greater capital resources necessary to make investments in technology and services. Tompkins has a comprehensive suite of products and services that are now available in the markets served by all four banking subsidiaries. These services include trust and investment services, insurance, leasing, card services, Internet banking, and remote deposit services.

Tompkins Trust Company (the “Trust Company”)

The Trust Company is a New York State-chartered commercial bank that has operated in Ithaca, New York and surrounding communities since 1836. The Trust Company operates 15 banking offices, including 2 limited-service banking offices in the counties of Tompkins, Cortland, Cayuga and Schuyler, New York. The Trust Company’s largest market area is Tompkins County, which has a population of approximately 102,000. Education plays a significant role in the Tompkins County economy with Cornell University and Ithaca College being two of the county’s major employers. The Trust Company has a full-service office in Cortland, New York and a full-service office in Auburn, New York. Both of these offices are located in counties contiguous to Tompkins County. As of December 31, 2012, Trust Company had total assets of $1.6 billion, total loans of $839.0 million and total deposits of $1.2 billion.

The Bank of Castile (“The Bank of Castile”)

The Bank of Castile is a New York State-chartered commercial bank and conducts its operations through its 16 banking offices, in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. The main business office for The Bank of Castile is located in Batavia, New York and is shared with Tompkins Insurance. The Bank of Castile serves a five-county market, much of which is rural in nature, but also includes Monroe County (population approximately 745,000), where the city of Rochester is located. The population of the counties served by The Bank of Castile, other than Monroe, is approximately 211,000. The Bank of Castile’s lending portfolio includes loans to the agricultural industry. As of December 31, 2012, The Bank of Castile had total assets of $1.0 billion, total loans of $684.3 million and total deposits of $888.1 million.

The Mahopac National Bank (“Mahopac National Bank” or “Mahopac”)

Mahopac National Bank is a full service, nationally-chartered commercial bank that operates 15 banking offices, including 1 limited-service office in counties north of New York City. The 15 banking offices include 5 full-service offices in Putnam County, New York, 3 full-service offices in Dutchess County, New York, and 6 full-service offices, and 1 limited-service office in Westchester County, New York. Mahopac’s presence in Westchester County increased with the May 9, 2008 acquisition of Sleepy Hollow Bancorp, Inc. (“Sleepy Hollow”). At the time of the acquisition, Sleepy Hollow Bank, the wholly-owned subsidiary of Sleepy Hollow, operated 5 full-service offices and 1 limited-service facility, all in Westchester County, New York. Upon completion of the Sleepy Hollow acquisition, Sleepy Hollow Bank was merged into Mahopac National Bank.

Putnam County has a population of approximately 100,000 and is about 60 miles north of Manhattan. Dutchess County has a population of approximately 297,000, and Westchester County has a population of approximately 949,000. All three counties have seen an increase in the unemployment rate as a result of the downturn in the State and national economies. As of December 31, 2012, Mahopac National Bank had total assets of $905.2 million, total loans of $578.7 million and total deposits of $735.8 million.

VIST Bank (“VIST Bank”)

VIST Bank is a full service Pennsylvania State-charted commercial bank that was acquired as part of the VIST acquisition in August 2012. VIST Bank operates 20 banking offices in Pennsylvania, including 12 offices in Berks County, 5 offices in Montgomery County, 1 office in Philadelphia County, 1 office in Delaware County and 1 office in Schuylkill County. The main office is located in Wyomissing, Pennsylvania. As of December 31, 2012, VIST Bank had total assets of $1.3 billion, total loans of $852.6 million and total deposits of $1.1 billion.

Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”)

Tompkins Insurance is headquartered in Batavia, New York. Insurance services include property and casualty insurance, employee benefit consulting, and life, long-term care and disability insurance. Over the past twelve years, Tompkins Insurance has acquired smaller insurance agencies in the market areas serviced by the Company’s banking subsidiaries and successfully consolidated them into Tompkins Insurance. In June 2011, Tompkins Insurance acquired all the outstanding shares of Olver & Associates, Inc, (“Olver”), a property and casualty insurance agency located in Ithaca, New York. The August 1, 2012 VIST Financial acquisition, which included VIST Insurance (now merged with and into Tompkins Insurance), is expected to nearly double the Company’s annual insurance revenues. Tompkins Insurance offers services to customers of the Company’s banking subsidiaries by sharing offices with The Bank of Castile, Trust Company, and VIST Bank. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York and two stand-alone offices in Tompkins County, New York and one stand-alone office in Montgomery County, Pennsylvania.

TFA Management, Inc. (“TFA Management” formerly known as AM&M Financial Services, Inc. (“AM&M”))

TFA Management is headquartered in Pittsford, New York and offers financial services through three operating companies: (1) TFA Wealth Management, Inc. (formerly known as AM&M Planners, Inc.), which provides fee based financial planning and wealth management services for corporate executives, small business owners and high net worth individuals; (2) Ensemble Financial Services, Inc., an independent broker-dealer and outsourcing company for financial planners and investment advisors; and (3) Tompkins Risk Solutions, Inc. (formerly known as Ensemble Risk Solutions, Inc.), which creates customized risk management plans using life, disability and long-term care insurance products.

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

First Leesport Capital Trust I

First Leesport Capital Trust I, a Delaware statutory business trust, was formed on March 9, 2000 and issued $5.0 million of 10-7/8 % fixed rate capital trust pass-through securities to investors. First Leesport Capital Trust I purchased $5.0 million of fixed rate junior subordinated deferrable interest debentures from VIST Financial. The Company assumed the rights and obligations of VIST Financial pertaining to the First Leesport Capital Trust I through the Company’s acquisition of VIST Financial in August 2012.

Leesport Capital Trust II

Leesport Capital Trust II, a Delaware statutory business trust, was formed on September 26, 2002 and issued $10.0 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.45%. The Company assumed the rights and obligations of VIST Financial pertaining to the Leesport Capital Trust II through the Company’s acquisition of VIST Financial in August 2012.

Madison Statutory Trust I

Madison Statutory Trust I, a Connecticut statutory business trust was formed on June 26, 2003, issued $5.0 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.10%. VIST Financial assumed Madison Statutory Trust I pursuant to the purchase of Madison Bancshares Group, Ltd on October 1, 2004. The Company assumed the rights and obligations of VIST Financial pertaining to the Madison Statutory Trust I through the Company’s acquisition of VIST Financial in August 2012.

For additional details on the above capital trusts refer to “Note 12 - Trust Preferred Debentures” in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

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

Supervision and Regulation

Regulatory Agencies

As a registered financial holding company, the Company is regulated under the Bank Holding Company Act of 1956 (“BHC Act”), as amended and is subject to examination and comprehensive regulation by the Federal Reserve Board (“FRB”). The Company is also subject to the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to disclosure and regulatory requirements under the Securities Act of 1933, as amended, and the Securities Act of 1934, as amended. The Company’s common stock is traded on the NYSE MKT LLC under the Symbol “TMP” and is subject to the rules of the NYSE MKT LLC for listed companies.

The Company’s banking subsidiaries are subject to examination and comprehensive regulation by various regulatory authorities, including the Federal Deposit Insurance Corporation (“FDIC”), the Office of the Comptroller of the Currency (“OCC”), the New York State Department of Financial Services (“NYSDFS”), and the Pennsylvania Department of Banking and Securities (“PDBS”). Each of these agencies issues regulations and requires the filing of reports describing the activities and financial condition of the entities under its jurisdiction. Likewise, such agencies conduct examinations on a recurring basis to evaluate the safety and soundness of the institutions, and to test compliance with various regulatory requirements, including: consumer protection, privacy, fair lending, the Community Reinvestment Act, the Bank Secrecy Act, sales of non-deposit investments, electronic data processing, and trust department activities.

The Company’s wealth management subsidiary is subject to examination and regulation by various regulatory agencies, including the SEC and the Financial Industry Regulatory Authority (“FINRA”). The trust division of Tompkins Trust Company is subject to examination and comprehensive regulation by the FDIC and NYSDFS.

The Company’s insurance subsidiary is subject to examination and regulation by the NYSDFS and the Pennsylvania Insurance Department.

Regulatory Reform

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010, significantly restructures the financial regulatory regime in the United States. The Dodd-Frank Act contains numerous provisions that affect all bank holding companies and banks, including the Company, some of which are described in more detail below; because the Company has total consolidated assets of less than $50 billion, the Company will be exempt from certain provision of the Dodd-Frank Act which pertain only to larger institution.

The Dodd-Frank Act requires bank holding companies with assets greater than $500 million to be subject to the same capital requirements as insured depository institutions. One impact of this is that such bank holding companies will not be able to include trust preferred securities issued after May 19, 2010 as Tier 1 capital. The Company has not issued any trust preferred securities after May 19, 2010.

Many of the Dodd-Frank Act’s provisions are subject to final rulemaking by the U.S. financial regulatory agencies, and the implications of the Dodd-Frank Act for the Company’s businesses will depend to a large extent on how such rules are adopted and implemented by the primary U.S. financial regulatory agencies. The Company continues to analyze the impact of rules adopted under the Dodd-Frank Act, on the Company’s businesses. However, the full impact will not be known until the rules, and other regulatory initiatives that overlap with the rules, are finalized and their combined impacts can be understood.

Bank Holding Company Regulation

In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board), without prior approval of the FRB. Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.

To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the section captioned “Capital Adequacy and Prompt Corrective Action,” included elsewhere in this item. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. A financial holding company’s status will also depend upon it maintaining its status as “well capitalized” and “well managed’ under applicable FRB regulations. If a financial holding company ceases to meet these capital and management requirements, the FRB’s regulations provide that the financial holding company must enter into an agreement with the FRB to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the FRB may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the FRB. If the company does not return to compliance within 180 days, the FRB may require divestiture of the holding company’s depository institutions. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.

In order for a financial holding company to commence any new activity permitted by the BHC Act or to acquire a company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act (“CRA”). See the section captioned “Community Reinvestment Act” included elsewhere in this item.

The FRB has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the FRB has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

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

The Company’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O as promulgated by the FRB. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors.

Mergers and Acquisitions

The BHC Act, the Bank Merger Act and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the FRB for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its parent holding company. Under the Bank Merger Act, the prior approval of the FRB or other appropriate bank regulatory authority is required for a member bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the CRA (see the section captioned “Community Reinvestment Act” included elsewhere in this item) and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

Support of Subsidiary Banks

The Dodd-Frank Act codifies the FRB’s longstanding policy of requiring bank holding companies to act as a source of financial and managerial strength to their subsidiary banks, as a statutory requirement. Under this requirement, Tompkins is expected to commit resources to support its banking subsidiaries, including at times when it may not be advantageous for Tompkins to do so. Any capital loans by a bank holding company to any of its subsidiary banks are subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

In June 2012, the FRB published two notices of proposed rulemaking (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the current U.S. risk-based capital rules, which are based on the aforementioned Basel I capital accords of the Basel Committee. One of the 2012 Capital Proposals (the “Basel III Proposal”) addresses the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios and would implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards. The other proposal (the “Standardized Approach Proposal”) addresses risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and would replace the existing Basel I-derived risk-weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The 2012 Capital Proposals would also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. As proposed, the Basel III Proposal and the Standardized Approach Proposal would come into effect on January 1, 2013 (subject to a phase-in period) and January 1, 2015 (with an option for early adoption), respectively; however, final rules have not yet been adopted and as of March 1, 2013, Basel III is not yet effective.

The Basel III Proposal, among other things, (i) introduces a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the deductions/adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, the Basel III Proposal will require banks to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

The Basel III Proposal also provides for a “countercyclical capital buffer” that is applicable to only certain covered institutions and is not expected to have any current applicability to Tompkins.

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Under the Basel III Proposal, the initial minimum capital ratios were to be the following:

–	3.5% CET1 to risk-weighted assets.

–	4.5% Tier 1 capital to risk-weighted assets.

–	8.0% Total capital to risk-weighted assets.

The Basel III Proposal provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Proposal, the effects of certain accumulated other comprehensive items are not excluded, which could result in significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company’s securities portfolio. The Basel III Proposal also requires the phase-out of certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies in equal installments between 2013 and 2016. Trust preferred securities no longer included in Tier 1 capital may nonetheless be included as a component of Tier 2 capital.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The federal banking agencies in 2008 proposed, as an option for banking institutions that are not subject to the advanced risk-weighting approaches of Basel II, an approach based upon the Basel II standardized risk-weighting approach, but the agencies never proceeded with it. The Standardized Approach Proposal expands upon the initial U.S. Basel II approach from 2008 but would be mandatory and, because of Dodd-Frank’s prohibition on the use of credit ratings, would substitute non ratings-based alternatives for Basel II’s heavy reliance on credit ratings.

The Standardized Approach Proposal would expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories, including many residential mortgages and certain commercial real estate. Specifics include, among other things:

–	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

–	For residential mortgage exposures, the current approach of a 50% risk weight for high-quality seasoned mortgages and a 100% risk-weight for all other mortgages is replaced with a risk weight of between 35% and 200% depending upon the mortgage’s loan-to-value ratio and whether the mortgage is a “category 1” or “category 2” residential mortgage exposure (based on eight criteria that include the term, use of negative amortization, balloon payments and certain rate increases).

–	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.

–	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

–	Providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction.

–	Providing for a 100% risk weight for claims on securities firms.

–	Eliminating the current 50% cap on the risk weight for OTC derivatives.

In addition, the Standardized Approach Proposal also provides more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increases the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

There can be no guarantee that the Basel III and the Standardized Approach Proposals will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company’s net income and return on equity.

In light of the economic downturn that started in 2008, bank regulatory agencies have been requiring many banks to maintain higher minimum capital ratios. This is particularly true in the case of institutions with significant commercial real estate loan portfolios and/or increasing levels of non-performing assets, such as Mahopac National Bank, one of the Company’s four banking subsidiaries. During the first quarter of 2010, the OCC notified the Company that it was requiring Mahopac National Bank, to maintain certain minimum capital ratios at levels higher than those otherwise required by applicable regulations. Mahopac has agreed to maintain a Tier 1 capital to average assets ratio of 8.0%, a Tier 1 risk-based capital to risk-weighted capital ratio of 10.0% and a Total risk-based capital to risk-weighted assets ratio of 12.0%. Mahopac exceeded these minimum requirements at the time of the notification and continues to maintain ratios above these minimums. Since Mahopac’s ratios were above the minimum requirements at the time of notification, there was not a material impact to Mahopac or the Company. As of December 31, 2012, Mahopac had a Tier 1 capital to average assets ratio of 9.0%, a Tier 1 risk-based capital to risk-weighted capital ratio of 13.5% and a Total risk-based capital to risk-weighted assets ratio of 14.7%. During the first quarter of 2013, the Company was notified by the OCC that it was no longer requiring Mahopac to maintain the higher capital ratios agreed to in 2010.

For further information concerning the regulatory capital requirements, actual capital amounts and the ratios of Tompkins and its bank subsidiaries, see the discussion in “Note 21 - Regulations and Supervision” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Liquidity Requirements

Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The Basel III liquidity framework contemplates that the LCR will be subject to an observation period continuing through mid-2013 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard on January 1, 2015, with a phase-in period ending January 1, 2019. Similarly, it contemplates that the NSFR will be subject to an observation period through mid-2016 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard by January 1, 2018. These new standards are subject to further rulemaking and their terms may well change before implementation. The federal banking agencies have not proposed rules implementing the Basel III liquidity framework and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

Deposit Insurance

Substantially all of the deposits of the Company banking subsidiaries are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance to $250,000 per deposit category, per depositor, per institution retroactive to January 1, 2008. The separate temporary unlimited coverage for noninterest-bearing transaction accounts that became effective on December 31, 2010, terminated on December 31, 2012.

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

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly insurance premium for the fourth quarter of 2009, and all of 2010, 2011 and 2012. On December 30, 2009, the Company paid $12.2 million related to the 3 year premium FDIC insurance prepayments for its subsidiary banks. As of December 31, 2012, the Company’s prepaid FDIC insurance premiums totaled $5.4 million and are included in accrued interest and other assets on the Company’s Consolidated Statement of Condition.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

FDIC insurance expense totaled $2.7 million, $2.5 million and $3.8 million in 2012, 2011 and 2010, respectively. The increase in 2012 from 2011 was due to the VIST acquisition. FDIC insurance expense includes deposit insurance assessments, assessments related to participation in the Temporary Liquidity Guaranty Program (“TLGP”) program, and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation. The Company paid FICO assessments of $251,000 in 2012, $230,000 in 2011 and $261,000 in 2010.

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

The USA Patriot Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) imposes obligations on financial institutions, including banks and broker-dealer subsidiaries to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

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

Consumer Protection Laws

In connection with their lending and leasing activities, the Company’s banking subsidiaries are subject to a number of federal and state laws designed to protect borrowers and promote lending. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transaction Act of 2003, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and similar laws at the State level.

The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”) to centralize responsibility for consumer financial protection. The CFPB is responsible for implementing, examining and enforcing compliance with consumer protection laws. The CFPB has examination authority over all banks and savings associations with more than $10 billion in assets. For banks and savings associations less than $10 billion, the CFPB provides the prudential regulators with consumer compliance examination authority.

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

On January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage (QM) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”).  The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements.  The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements.  The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet GSE, FHA and VA underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits.  The QM Rule will become effective January 10, 2014.

Incentive Compensation

The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as the Company, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, but the regulations have not been finalized. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which the Company may structure compensation for its executives.

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

Employees

At December 31, 2012, the Company had 939 employees, approximately 126 of whom were part-time. No employees are covered by a collective bargaining agreement and the Company believes its employee relations are excellent.

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

The Company offers different types of commercial loans to a variety of businesses. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values. As such, declines in real estate valuations in the Company’s market area would lower the value of the collateral securing these loans. The Company’s commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower, with liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. The borrowers’ cash flow may be difficult to predict, and collateral securing these loans may fluctuate in value. The repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment. As of December 31, 2012, commercial and commercial real estate loans totaled $2.0 billion or 67.6% of total loans.

As part of the Company’s commercial business lending activities, the Company originates agricultural loans, consisting of agricultural real estate loans and agricultural operating loans. As of December 31, 2012, $129.3 million or 4.4% of the Company’s total loan portfolio consisted of agriculturally-related loans, including $51.6 million in agricultural real estate loans and $77.8 million in agricultural operating loans. Payments on agricultural loans, primarily dairy loans, are dependent on the profitable operation or management of the related farm property. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields, declines in market prices for agricultural products and the impact of governmental regulations and subsidies. In 2009, low milk prices and generally weak economic conditions led to weak financial results for many farms in the Company’s primary market areas, which led to an increase in the Company’s internally criticized and classified agricultural loans. Milk prices rebounded in 2010 and remain above the low levels of 2009. As a result, many of the Company’s agricultural customers reported improved operating results and financial conditions, which led to an upgrade in risk ratings for several agricultural loans in 2011 and 2012. Many farms are dependent upon a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. While agricultural operating loans are generally secured by a blanket lien on the farm’s operating assets, any repossessed collateral in respect of a defaulted loan may not provide an adequate source of repayment of the outstanding balance.

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

As of December 31, 2012, the Company has $110.9 million of goodwill and other intangible assets. The Company is required to test our goodwill for impairment on a periodic basis. A significant decline in the Company’s expected future cash flows, a significant adverse change in business climate, slower growth rates or a significant and sustained decline in the price of the Company’s common stock, may necessitate taking charges in the future related to the impairment of the Company’s goodwill and intangible assets. If an impairment determination is made in a future reporting period, the Company’s earnings and the book value of these intangible assets would be reduced by the amount of the impairment.

The Company may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of counterparty relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry. The most important counterparty for the Company, in terms of liquidity, is the Federal Home Loan Bank of New York (“FHLBNY”). With the recent acquisition of VIST, the Company also has a relationship with the Federal Home Loan Bank of Pittsburgh (“FHLBPITT”). The Company uses FHLBNY as its primary source of overnight funds and also has long-term advances and repurchase agreements with FHLBNY. The Company has placed sufficient collateral in the form of commercial and residential real estate loans at FHLBNY. In addition, the Company is required to hold stock in FHLBNY and FHLBPITT. The amount of borrowed funds and repurchase agreements with the FHLBNY and FHLBPITT, and the amount of FHLBNY and FHLBPITT stock held by the Company, at its most recent fiscal year end are discussed in Part II, Item 8 of this Report on Form 10-K.

There are 12 branches of the FHLB, including New York and Pittsburgh. The FHLBNY and the FHLBPITT are jointly and severally liable along with the other Federal Home Loan Banks for the consolidated obligations issued on behalf of the Federal Home Loan Banks through the Office of Finance. Dividends on, redemption of, or repurchase of shares of the FHLBNY’s or FHLBPITT’s capital stock cannot occur unless the principal and interest due on all consolidated obligations have been paid in full. If another Federal Home Loan Bank were to default on its obligation to pay principal or interest on any consolidated obligations, the Federal Home Loan Finance Agency (the “Finance Agency”) may allocate the outstanding liability among one or more of the remaining Federal Home Loan Banks on a pro rata basis or on any other basis the Finance Agency may determine. As a result, the FHLBNY’s or FHLBPITT’s ability to pay dividends on, to redeem, or to repurchase shares of capital stock could be affected by the financial condition of one or more of the other Federal Home Loan Banks. However, no Federal Home Loan Bank has ever defaulted on its debt since the FHLB System was established in 1932. Due to improved financial performance, the FHLBPITT began repurchasing member's excess capital stock in 2011, and began paying a dividend on member's outstanding capital stock balances in 2012.

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

The Company is a financial holding company whose principal assets and sources of income are its wholly-owned subsidiaries. The Company is a separate and distinct legal entity from its subsidiaries, and therefore the Company relies primarily on dividends from these banking and other subsidiaries to meet its obligations and to provide funds for the payment of dividends to the Company’s shareholders, to the extent declared by the Company’s board of directors. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company and impose regulatory capital and liquidity requirements on the Company and its banking subsidiaries. In addition, as discussed in greater detail in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Report, during the first quarter of 2010 the OCC notified the Company that it was requiring Mahopac National Bank to maintain certain minimum capital ratios at levels higher than those otherwise required by applicable regulations, which could limit that subsidiary’s ability to pay dividends to the Company. The OCC notified the Company in the first quarter of 2013 that it was no longer requiring Mahopac to maintain these certain minimum capital ratios. Further, as a holding company, the Company’s right to participate in a distribution of assets upon the liquidation or reorganization of a subsidiary is subject to the prior claims of the subsidiary’s creditors (including, in the case of the Company’s banking subsidiaries, the banks’ depositors). The inability to receive dividends from its subsidiaries materially and adversely affects the Company’s liquidity and its ability to service its debt, pay its other obligations, or pay cash dividends on its common or preferred stock.

The Company’s business may be adversely affected by conditions in the financial markets and local and national economies.

General economic conditions impact the banking and financial services industry. The Company’s financial performance generally, and in particular, the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of collateral securing these loans, is highly dependent upon the business environment in the markets where the Company operates. Although the Company serves numerous market areas within New York State and Pennsylvania, the Company is still dependent on the economic conditions of these two states. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to repayment ability and collateral protection as well as reduced demand for the services offered by the Company’s three business segments. From 2007 to mid-2009, the U.S. economy was in a recession. During this period and for several years after, economic conditions were weak as evidenced by a weak housing market with falling home prices and rising foreclosures, higher unemployment, difficulties in financial and credit markets, slowdown in consumer spending, a decrease in consumer confidence, and generally reduced business activity across a wide range of industries and regions in the U.S. While certain economic indicators have started to show signs of improvement there is much debate over the strength and sustainability of the upturn and weaknesses remain such as high unemployment. There is no assurance that this improvement will continue. A downturn in the economy or financial markets could adversely affect the credit quality of the Company’s loan portfolio, results of operations and financial condition.

Economic downturns could affect the volume of income and demand for fee-based services. Revenues from the trust and wealth management businesses are dependent on the level of assets under management. Market volatility that leads customers to pull money out the market or lower equity and bond prices can reduce the Company’s asset under management and thereby decrease revenues.

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

The Company manages interest rate risk using an income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the potential effect of interest rate shifts on net interest income for future periods. Each quarter the Company’s Asset/Liability Management Committee reviews the simulation results to determine whether the exposure of net interest income to changes in interest rates remains within Board-approved levels. The Committee also discusses strategies to manage this exposure and incorporates these strategies into the investment and funding decisions of the Company. In addition, the Company has focused on expanding its fee-based business to help mitigate its exposure to fluctuations in interest rates, and the impact on the Company’s earnings.

For additional information about how the Company manages its interest rate risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of this Report.

The Company is subject to liquidity risk.

Liquidity risk refers to the Company’s ability to ensure sufficient cash flow and liquid assets are available to satisfy current and future financial obligations, including demand for loans and deposits withdrawals, funding operating costs, and for other corporate purposes. In addition to cash flow and short-term investments, the Company obtains funding through deposits and various short-term and long-term wholesale borrowings, including Federal funds purchased and securities sold under agreements to repurchase, brokered certificates of deposit, and borrowings from the Federal Home Loan Bank of New York (“FHLBNY”) and Federal Home Loan Bank of Pittsburgh (“FHLBPITT”) and others. The Company also maintains available lines of credit with the FHLBNY and FHLBPITT that are secured by loans. Management closely monitors its liquidity position for compliance with internal policies and is comfortable that available sources of liquidity are adequate to meet funding needs in the normal course of business.

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

As discussed above under the “Supervision and Regulation” section, Basel III and the Dodd-Frank Act would require the federal banking agencies to establish stricter risk-based capital requirements and leverage limits to apply to banks and bank holding companies.  Under the legislation, the federal banking agencies would be required to develop capital requirements that address systemically-risky activities.  The capital rules must address, at a minimum, risks arising from significant volumes of activity in derivatives, securities products, financial guarantees, securities borrowing and lending and repurchase agreements; concentrations in assets for which reported values are based on models; and concentrations in market share for any activity that would substantially disrupt financial markets if the institutions were forced to unexpectedly cease the activity.  These requirements, and any other new regulations, could adversely affect the Company’s ability to pay dividends, or could require it to reduce business levels or to raise capital, including in ways that may adversely affect its results of operations or financial condition.

The Company is subject to state and federal tax laws and regulations. Changes to these regulations could impact future tax expense and the value of deferred tax assets. Three of the Company’s banking subsidiaries are each a majority owner of a real estate investment trust (“REIT”). Legislation is periodically proposed at the State level that would change the treatment of dividends paid by the REITs. Changes to the laws governing the taxation of REITs would likely result in additional income tax expense.

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

The Company is subject to certain operational risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. The Company depends upon data processing, software, communication, and information exchanged on a variety of computing platforms and networks and over the Internet. Despite instituted safeguards, the Company cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and the Company could be exposed to claims from customers. Any of these results could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. The Company maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage for exposures that are insurable. The Company regularly tests internal controls to ensure that they are appropriate and functioning as designed.

The Company is subject to the risks presented by acquisitions, including the 2012 acquisition of VIST Financial.

The Company’s strategic initiatives include diversification within its markets, growth of its fee-based businesses, and growth internally and through acquisitions of financial institutions, branches, and financial services businesses. As such, the Company from time to time considers acquiring banks, thrift institutions, branch offices of banks or thrift institutions, or other businesses within markets currently served by the Company or in other locations that would complement the Company’s business or its geographic reach. The Company generally targets merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. The August 1, 2012 acquisition of VIST Financial, as well as any other future acquisitions, will be accompanied by the risks commonly encountered in acquisitions.  These risks include among other things: the difficulty of integrating operations and personnel, the potential disruption of our ongoing business, the inability of management to maximize financial and strategic position, the inability to maintain uniform standards, controls, procedures and policies, and the impairment of relationships with employees and customers as a result of changes in ownership and management.  Further, the asset quality or other financial characteristics of an acquired company may deteriorate after the acquisition agreement is signed or after the acquisition closes. As of December 31, 2012, the Company’s loan portfolio included $821.5 million of acquired loans or 27.8% of total loans and leases. This portfolio was not underwritten by the Company at origination and is therefore not necessarily reflective of our historical credit risk experience. The Company performed extensive credit due diligence prior to the VIST Financial acquisition and marked loans to fair value upon acquisition, with such fair valuation considering expected credit losses that existed at the time of acquisition. In addition, the Company evaluates the expected cash flows on these loans. However, there is a risk that credit losses could be larger than currently anticipated, thus adversely impacting the Company’s earnings.

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

The Company’s common stock is traded on the NYSE MKT LLC. The trading volume in the Company’s common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of the Company’s common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

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

Dividend Payouts

Holders of Tompkins’ common stock are only entitled to receive such dividends as its board of directors may declare out of funds legally available for such payments. Tompkins has a long history of paying dividend on its common stock and has increased its cash dividend per share for 24 consecutive years. Tompkins is not required to pay dividends on its common stock and could reduce or eliminate its common stock dividend in the future. This could adversely affect the market price of Tompkins’ common stock. Also, Tompkins is a bank holding company, and its ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s executive offices are located at 110 North Tioga Street, Ithaca, New York. The Company’s banking subsidiaries have 66 branch offices, of which 29 are owned and 37 are leased at market rates. The Company’s insurance subsidiary has 5 stand-alone offices, of which 3 are owned by the Company and 2 are leased at market rents. The Company’s wealth management and financial planning subsidiary has 1 office, which it leases at a market rent, other locations are shared with the Company’s subsidiaries. Management believes the current facilities are suitable for their present and intended purposes. For additional information about the Company’s facilities, including rental expenses, see “Note 8 Premises and Equipment” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Item 3. Legal Proceedings

The Company is subject to various claims and legal actions that arise in the ordinary course of conducting business. Management does not expect the ultimate disposition of these matters to have a material adverse impact on the Company’s financial statements.

Item 4. Mine Safety Disclosures

Not applicable

Executive Officers of the Registrant

The information concerning the Company’s executive officers is provided below as of March 1, 2013.

Name	Age	Title	Year Joined Company
Stephen S. Romaine	48	President and CEO	January 2000
James W. Fulmer	61	Vice Chairman of the Board	January 2000
David S. Boyce	46	Executive Vice President	January 2001
Francis M. Fetsko	48	Executive Vice President and CFO	October 1996
Gregory J. Hartz	52	Executive Vice President	August 2002
Gerald J. Klein, Jr.	54	Executive Vice President	January 2000
Robert D. Davis	65	Executive Vice President	August 2012
Rosemary G. Hyland	63	Senior Vice President of Human Resources	May 2000
Susan M. Valenti	58	Senior Vice President of Corporate Marketing	March 2012

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

Francis M. Fetsko has been employed by the Company since 1996, and has served as Chief Financial Officer since December 2000. In July 2003, he was promoted to Executive Vice President and he assumed the additional role of Chief Operating Officer in April 2012. Mr. Fetsko also serves as Chief Financial Officer of Tompkins Trust Company, The Bank of Castile, Mahopac National Bank, and VIST Bank.

Gregory J. Hartz has been employed by the Company since 2002 and was appointed President and Chief Executive Officer of Tompkins Trust Company and Executive Vice President of the Company effective January 1, 2007. He is also the President of TFA Management, Inc. Previously, he was Senior Vice President of Tompkins Trust Company, with responsibility for Tompkins Investment Services. Mr. Hartz serves on the Board of Independent Bankers Association of New York State, currently serving as Treasurer.

Gerald J. Klein, Jr. has been employed by the Company since 2000 and was appointed President and Chief Executive Officer of Mahopac National Bank and Executive Vice President of the Company effective January 1, 2007. Previously, he was Executive Vice President of Mahopac National Bank, responsible for all lending and credit functions at the Bank.

Robert D. Davis has been employed by the Company since 2012 and was appointed President and Chief Executive Officer of VIST Bank and Executive Vice President of the Company effective August 1, 2012. Previously, he was the President and CEO of VIST Financial Corp., which was acquired by Tompkins Financial Corporation on August 1, 2012.

Rosemary G. Hyland has been employed by the Company since May 2000. She currently serves as Senior Vice President, Director of Human Resources which also includes the Company's Learning & Development function. Prior to this assignment she served in several other roles as SVP, Learning & Development, Administrative Services Division Manager and Human Resources Director for Mahopac National Bank.

Susan M. Valenti joined Tompkins in March of 2012 as Senior Vice President, Corporate Marketing. Prior to joining the Company, Susan spent 23 years at JPMorgan Chase working in a variety of marketing roles.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividend Information

The Company’s common stock is traded under the symbol “TMP” on the NYSE MKT LLC (the “Exchange”). The high and low closing sale prices, which represent actual transactions as quoted on the Exchange, of the Company’s common stock for each quarterly period in 2011 and 2012 are presented below. The per share dividends paid by the Company in each quarterly period in 2011 and 2012 and the payment dates of these dividends are also presented below.

		Market Price		Cash Dividends
		High	Low	Amount	Date Paid
2011	1st Quarter	$41.85	$39.15	$0.34	2/15/11
	2nd Quarter	42.20	36.43	0.34	5/16/11
	3rd Quarter	41.00	34.01	0.36	8/15/11
	4th Quarter	40.49	33.75	0.36	11/15/11

2012	1st Quarter	$43.13	$38.90	$0.36	2/15/12
	2nd Quarter	40.69	35.82	0.36	5/15/12
	3rd Quarter	42.52	37.30	0.36	8/15/12
	4th Quarter	41.67	36.85	0.38	11/15/12

As of February 25, 2013, there were approximately 3,517 holders of record of the Company’s common stock.

The Company's ability to pay dividends is generally limited to earnings from the prior year, although retained earnings and dividends from its subsidiaries may also be used to pay dividends under certain circumstances. The Company’s primary source of funds to pay for shareholder dividends is receipt of dividends from its subsidiaries. Future dividend payments to the Company by its subsidiaries will be dependent on a number of factors, including the earnings and financial condition of each subsidiary, and are subject to the regulatory limitations discussed in “Note 21 Regulations and Supervision” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

The following table reflects all Company repurchases, including those made pursuant to publicly announced plans or programs during the quarter ended December 31, 2012.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value)of Shares that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
October 1, 2012 through October 31, 2012	1,828	$40.92	0	335,000

November 1, 2012 through November 30, 2012	630	$38.30	0	335,000

December 1, 2012 through December 31, 2012	0	$0.00	0	335,000
Total	2,458	$40.25	0	335,000

Included above are 1,828 shares purchased in October 2012, at an average cost of $40.92, and 630 shares purchased in November 2012, at an average cost of $38.30 by the trustee of the rabbi trust established by the Company under the Company’s Stock Retainer Plan For Eligible Directors of Tompkins Financial Corporation and Participating Subsidiaries, and were part of the director deferred compensation under that plan. Shares purchased under the rabbi trust are not part of the Board approved stock repurchase plan.

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

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

Information regarding securities authorized for issuance under equity compensation plans is provided in Part III, “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Report.

Performance Graph

The following graph compares the Company’s cumulative total stockholder return since December 31, 2007, with (1) the total return index for the NASDAQ Composite and (2) the total return index for SNL Bank Index. The graph assumes $100.00 was invested on December 31, 2007, in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

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

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Tompkins Financial Corporation	100.00	153.71	110.75	121.87	124.10	132.54
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Bank	100.00	57.06	56.47	63.27	49.00	66.13

Item 6. Selected Financial Data

The following consolidated selected financial data is taken from the Company’s audited financial statements as of and for the five years ended December 31, 2012. The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto in Part II, Item 8. of this Report. All of the Company’s acquisitions during the five year period were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included in the Company’s results of operations since their respective acquisition dates.

	Year ended December 31
(in thousands except per share data)	2012 [1]	2011	2010	2009	2008
FINANCIAL STATEMENT HIGHLIGHTS
Assets	$4,837,197	$3,400,248	$3,260,343	$3,153,260	$2,867,722
Total loans	2,954,610	1,981,849	1,910,358	1,914,818	1,817,531
Deposits	3,950,169	2,660,564	2,495,873	2,439,864	2,134,007
Other borrowings	111,848	186,075	244,193	208,956	274,791
Shareholders' equity	441,360	299,143	273,408	245,008	219,361
Interest and dividend income	158,356	137,088	144,062	146,795	140,783
Interest expense	24,213	25,682	32,287	39,758	50,393
Net interest income	134,143	111,406	111,775	107,037	90,390
Provision for loan and lease losses	8,837	8,945	8,507	9,288	5,428
Net gains on securities transactions	324	396	178	348	477
Net income attributable to Tompkins
Financial Corporation	31,285	35,419	33,831	31,831	29,834
PER SHARE INFORMATION[2]
Basic earnings per share	2.44	3.21	3.13	2.98	2.81
Diluted earnings per share	2.43	3.20	3.11	2.96	2.78
Adjusted diluted earnings per share[3]	3.16	3.21	3.11	2.96	2.69
Cash dividends per share	1.46	1.40	1.33	1.24	1.20
Book value per share	30.67	26.89	25.09	22.87	20.44
Tangible book value[4]	22.96	22.58	20.88	18.53	16.18
SELECTED RATIOS
Return on average assets	0.76%	1.07%	1.06%	1.06%	1.13%
Return on average equity	8.30%	12.02%	12.72%	13.66%	14.15%
Average shareholders' equity
to average assets	9.21%	8.94%	8.33%	7.74%	8.01%
Dividend payout ratio	59.84%	43.61%	42.49%	41.61%	42.70%

OTHER SELECTED DATA (in whole numbers, unless otherwise noted)
Employees (average full-time equivalent)	839	719	726	720	686
Banking offices	66	45	45	45	45
Bank access centers (ATMs)	83	63	69	67	69
Trust and investment services assets under management, or custody (in thousands)	$3,240,782	$2,780,622	$2,859,725	$2,542,792	$2,161,484

1 Includes the impact of the acquisition of VIST Financial on August 1, 2012.

2 Per share data has been retroactively adjusted to reflect a 10% stock dividend paid on February 15, 2010.

3 Non-GAAP adjusted diluted earnings per share is computed by taking net income and adding back after-tax merger related expenses and subtracting an accrual adjustment related to VISA litigation. In 2012 and 2011, after-tax merger related expenses totaled $9.7 million and $152,000, respectively, while the after-tax VISA accrual adjustment totaled $(243,000) and $0, respectively. There were no merger related expenses in prior years. In 2008, there was an after-tax adjustment of $983,000 related to VISA. Adjusted diluted earnings per share is a non-GAAP measure that management believes provides management and investors with information that is useful in understanding the Company's financial performance and condition

4 Tangible common equity is used to calculate tangible book value per share and excludes goodwill and other intangibles of $100.9 million in 2012, $48.0 million in 2011, $45.9 million in 2010, $46.5 million in 2009, and $46.8 million in 2008. This is a non-GAAP measure that management believes provides management and investors with information that is useful in understanding the Company's financial performance and condition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of the Company and its operating subsidiaries for the periods shown. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with other sections of this Report on Form 10-K, including Part I, “Item 1. Business,” Part II, “Item 6. Selected Financial Data,” and Part II, “Item 8. Financial Statements and Supplementary Data.”

Overview

Tompkins Financial Corporation (“Tompkins” or the “Company”), is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, insurance, and brokerage services. At December 31, 2012, the Company’s subsidiaries included: four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile, Mahopac National Bank (“Mahopac National Bank” or “Mahopac”), and VIST Bank; a wholly owned registered investment advisor, TFA Management, Inc. (“TFA Management”, formerly known as AM&M Financial Services, Inc.); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). Tompkins Insurance provides property and casualty insurance, employee benefit consulting, and life, long-term care and disability insurance. TFA Management and the trust division of the Trust Company provide a full array of investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services.

On August 1, 2012, Tompkins completed its acquisition of VIST Financial, a financial holding company headquartered in Wyomissing, Pennsylvania, and parent to VIST Bank, VIST Insurance, LLC (“VIST Insurance”), and VIST Capital Management, LLC (“VIST Capital Management”). On the acquisition date, VIST Financial had $1.4 billion in total assets, $889.3 million in loans, and $1.2 billion in deposits. On the acquisition date, VIST Financial was merged into Tompkins. VIST Bank, a Pennsylvania state-chartered commercial bank, became a wholly-owned subsidiary of Tompkins and will continue to operate as a separate subsidiary bank of Tompkins. VIST Insurance was merged into Tompkins Insurance, and VIST Capital Management became part of Tompkins Financial Advisors. The acquisition expands the Company’s presence into the southeastern region of Pennsylvania. The acquisition of VIST Insurance is expected to nearly double Company’s annual insurance revenues.

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

Management considers accounting estimates to be critical to reported financial results if (i) the accounting estimates require management to make assumptions about matters that are highly uncertain, and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company’s consolidated financial statements. Management considers the accounting policies relating to the allowance for loan and lease losses (“allowance”), pension and postretirement benefits, the review of the securities portfolio for other-than-temporary impairment and the accounting for acquired loans to be critical accounting policies because of the uncertainty and subjectivity involved in these policies and the material effect that estimates related to these areas can have on the Company’s results of operations.

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

Since the methodology is based upon historical experience, market trends, and management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, changes in interest rates, concentration of risk, declines in local property values, and the view of regulatory authorities towards loan classifications. Management believes that the allowance is appropriate given the inherent risk of loss in the loan and lease portfolios, as of December 31, 2012. Under different conditions or assumptions, the Company may need to adjust the allowance. Refer to the section captioned “Allowance for Loan and Lease Losses” elsewhere in this discussion for further details on the Company’s methodology and allowance.

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

Another critical accounting policy is the policy for acquired loans. Acquired loans are initially recorded at their acquisition date fair values.  The carryover of allowance for loan losses is prohibited as any credit losses in the loans are included in the determination of the fair value of the loans at the acquisition date.  Fair values for acquired loans are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate.  Subsequent to the acquisition of acquired impaired loans, GAAP requires the continued estimation of expected cash flows to be received.  This estimation requires numerous assumptions, interpretations and judgments using internal and third-party credit quality information.  Changes in expected cash flows could result in the recognition of impairment through provision for credit losses.

For acquired loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value.  Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for the non-impaired acquired loans is similar to originated loans.

All accounting policies are important and the reader of the financial statements should review these policies, described in “Note 1 Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Form 10-K, to gain a better understanding of how the Company’s financial performance is reported.

Results of Operations

(Comparison of December 31, 2012 and 2011 results)

General

The Company reported diluted earnings per share of $2.43 in 2012, a decrease of 24.1% from diluted earnings per share of $3.20 in 2011. Net income attributable to Tompkins Financial Corporation for the year ended December 31, 2012, was $31.3 million, down 11.7% compared to $35.4 million in 2011. The decline in 2012 is primarily due to the $9.7 million ($0.76 diluted per share) in after-tax merger and acquisition integration related expenses included in 2012 results, compared to $152,000 ($0.01 diluted per share) in after-tax merger expenses in 2011 results; as well as an increase in the weighted average shares outstanding.

In addition to earnings per share, key performance measurements for the Company include return on average shareholders’ equity (ROE) and return on average assets (ROA). ROE was 8.30% in 2012, compared to 12.02% in 2011, while ROA was 0.76% in 2011 and 1.07% in 2011. The decrease is primarily due to the $9.7 million in after-tax merger related expenses being recorded in 2012. Tompkins’ ROE and ROA dropped in comparison to peer ratios, ranking in the 37th percentile for ROE and the 25th percentile for ROA of its peer group. The peer group is derived from the Federal Reserve Board and represents banks and bank holding companies with assets between $3.0 billion and $10.0 billion. The comparative peer group ratios are as of December 31, 2012, the most recent data available from the Federal Reserve Board.

The Company’s operating (non-GAAP) net income in 2012 amounted to $40.6 million or $3.16 diluted per share compared to $35.5 million or $3.21 per diluted share in 2011. Operating (non-GAAP) net income for 2012 excludes $9.7 million in after-tax merger and acquisition integration related expenses and $243,000 in accrual reversals related to the Company’s accrual for potential VISA litigation. Operating (non-GAAP) net income for 2011 excludes $152,000 in after-tax merger and acquisition integration related expenses.

The following table summarizes the Company’s results of operations for the periods indicated on a GAAP basis and on an operating (non-GAAP) basis for the periods indicated. The Company’s non-GAAP operating income and returns exclude the merger and acquisition integration expenses and the reversal of accrual related to VISA litigation. The Company believes the non-GAAP measures provide meaningful comparisons of our underlying operational performance and facilitates managements’ and investors’ assessments of business and performance trends in comparison to others in the financial services industry. In addition, the Company believes the exclusion of the nonoperating items from our performance enables management and investors to perform a more effective evaluation and comparison of our results and to assess performance in relation to our ongoing operations. These non-GAAP financial measures should not be considered in isolation or as a measure of the Company’s profitability or liquidity; they are in addition to, and are not a substitute for, financial measures under GAAP. Net operating income and adjusted diluted earnings per share as presented herein may be different from non-GAAP financial measures used by other companies, and may not be comparable to similarly titled measures reported by other companies. Further, the Company may utilize other measures to illustrate performance in the future. Non-GAAP financial measures have limitations since they do not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP.

	As of December 31,
(in thousands, except per share data)	2012	2011

Net income attributable to Tompkins Financial Corporation	$31,285	$35,419
Less: dividends and undistributed earnings allocated to unvested stock awards	(115)	(120)
Net income available to common shareholders (GAAP)	31,170	35,299
Diluted earnings per share (GAAP)	2.43	3.20

Adjustments for non-operating income and expense, net of tax:
Reversal of VISA Covered Litigation accrual	(243)	0
Merger and acquisition integration related expenses	9,664	152
Total adjustments, net of tax	9,421	152

Net operating income available to common shareholders (Non-GAAP)	40,591	35,451
Adjusted diluted earnings per share (Non-GAAP)	3.16	3.21

	As of December 31,
	2012	2011

Net income attributable to Tompkins Financial Corporation	$31,285	$35,419

Adjustments for non-operating income and expense, net of tax:
Reversal of VISA Covered Litigation accrual	(243)	0
Merger and acquisition integration related expenses	9,664	152
Total adjustments, net of tax	9,421	152

Net operating income (Non-GAAP)	40,706	35,571
Amortization of intangibles, net of tax	758	353
Adjusted net operating income (Non-GAAP)	41,464	35,924

Average total shareholders' equity	376,890	294,620
Average goodwill and intangibles	76,146	47,043
Average shareholders' tangible equity (Non-GAAP)	300,744	247,577

Adjusted operating return on average shareholders' tangible equity (annualized) (Non-GAAP)	13.79%	14.51%

	As of December 31,
	2012	2011

Adjusted net operating income (Non-GAAP)	$41,464	$35,924

Average total assets	4,092,473	3,294,982
Average goodwill and intangibles	76,146	47,043
Average tangible assets (Non-GAAP)	4,016,327	3,247,939

Adjusted operating return on average shareholders' tangible assets (annualized) (Non-GAAP)	1.03%	1.11%

Segment Reporting

The Company operates in three business segments: banking, insurance and wealth management. Insurance is comprised of property and casualty insurance services and employee benefit consulting operated under the Tompkins Insurance Agencies, Inc. subsidiary. Wealth management activities include the results of the Company’s trust, financial planning, and wealth management services, and risk management operations organized under the Tompkins Financial Advisors brand. All other activities are considered banking. For additional financial information on the Company’s segments, refer to “Note 23 – Segment and Related Information” in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

Banking Segment

The Banking segment reported net income of $37.7 million for the year ending December 31, 2012, representing a $6.2 million or 19.8% increase compared to 2011, driven mainly by growth in net interest income. Net interest income increased $22.8 million in 2012, up 20.5% versus 2011, due primarily to the acquisition of VIST Financial in the third quarter of 2012. Interest income rose $21.3 million or 15.6%, while interest expense declined $1.5 million or 5.7% compared to the same period last year. It should be noted that merger and acquisition integration related pre-tax expenses of $15.6 million were removed from the banking segment operating results as these costs were not indicative of the core operating performance for the periods presented. An applicable income tax adjustment was applied to the results on a weighted average basis to compensate for the removal of the merger costs. All associated segment results have been reconciled to their corresponding consolidated financial statement amounts (see “Note 23 – Segment and Related Information” in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for additional details).

The provision for loan and lease losses was $8.8 million in 2012, compared to $8.9 million in the prior year.

Noninterest income grew $1.3 million or 6.0% in 2012 from 2011. The main contributors to the improvement were an increase in card services income of $970,000 or 19.2%, a $604,000 or 74.3% increase in loan related fees and a pre-tax $405,000 accrual reversal of a liability associated with obligations to share in certain VISA litigation. The VISA accrual reversal was attributed to VISA’s public announcement of sufficient reserves to cover estimated litigation settlement costs. Card services income rose as a result of an increase in debit card transaction volumes and the expiration of associated reward program incentives. Service charges on deposit accounts were down $1.1 million or 12.4% in 2012 compared to 2011. The decrease was mainly a result of lower overdraft fee revenue reflecting regulatory changes.

Noninterest expenses increased $19.2 million or 24.8% from the same period in 2011 primarily due salaries and facilities costs associated with the integration of VIST Bank into the organization. Increases in salaries and other benefits, including annual merit increases, occupancy and equipment costs, cardholder expenses and the amortization of intangibles related to the VIST Financial acquisition more than offset decreases in incentive compensation.

Insurance Segment

The Insurance segment reported net income of $2.4 million; up $743,000 or 46.2% from 2011. The primary reason for the increase in net income is the addition of VIST Insurance in the operating results of the Company as a result of the VIST Financial acquisition. VIST Insurance has been consolidated into the operating results of Tompkins Insurance. 2012 was also the first full year which included business resulting from the Olver acquisition which closed in the second quarter of 2011.

Noninterest income increased $6.2 million or 48.7% over the prior year. Revenues from all three of the Company’s primary insurance product lines: commercial, personal and health and benefit insurance increased over the prior year. Insurance commissions increased $6.2 million or 48.7% compared to the previous year.

Noninterest expense increased $5.0 million in 2012, up 49.2% compared to 2011. Increases in salaries and benefits costs, associated with merit increases and additional headcount contributed to most of the noninterest expense variance for the current year. In addition, other contributors to the increase in expense included a $247,000 increase in amortization of intangible assets, and a $230,000 increase in expense for commissions paid.

Wealth Management Segment

The Wealth Management segment reported net income of $2.4 million for the period ending December 31, 2012, an increase of $75,000 or 3.2% compared to 2011. Included in the current year’s Wealth Management segment are the operating results of VIST Capital Management, LLC, which became part of Tompkins Financial Advisors.

Noninterest income improved $275,000 or 1.8% over prior year due primarily to trust services and brokerage income, which increased $962,000 and $296,000, respectively over the prior year. These increases offset declines associated with the Company’s decision to stop providing services to external broker dealer relationships in the third quarter of 2011. The market value of assets under management at December 31, 2012, totaled $3.2 billion, an increase of 16.5% compared to year-end 2011. Assets under management of VIST Capital Management were $139.8 million at the time of acquisition on August 1, 2012.

Noninterest expenses increased $175,000, or 1.4% over 2011, due primarily to changes in formulas for incentive compensation, additional headcount related to the VIST acquisition, and higher professional fees.

Net Interest Income

Net interest income is the Company’s largest source of revenue, representing 71.0% of total revenues for the twelve months ended December 31, 2012, and 69.9% of total revenues for the twelve months ended December 31, 2011. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The Company’s net interest income over the past several years benefitted from steady growth in average earning assets. With deposit rates currently at low levels, the downward pricing of these liabilities has slowed, while interest earning assets continue to reprice downward at a steady rate. This has contributed to a decrease in net interest margin for the twelve months ended December 31, 2012, compared to the same period in 2011. The taxable equivalent net interest margin of 3.65% for 2012 is below the 3.72% level for 2011.

Table 1 – Average Statements of Condition and Net Interest Analysis shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Taxable-equivalent net interest income for 2012 was $137.0 million, which is up 20.2% compared to 2011. Taxable-equivalent net interest income was positively impacted by growth in average interest earnings assets and lower funding costs; however, these positives were partially offset by the decrease in average earning asset yields. In addition, net interest income benefitted from approximately $3.8 million in accretable yield attributable to loans acquired with evidence of credit deterioration and accounted for in accordance with ASC Topic 310-30.

Taxable-equivalent interest income increased by 15.4% in 2012 over 2011. The increase in taxable-equivalent interest income was the result of the increase in average earning assets year-over-year, mainly a result of the VIST Financial acquisition, as well as organic growth. For 2012, average earning assets were up $689.9 million or 22.5%, with the acquisition of VIST Financial contributing $1.3 billion of earning assets at the time of acquisition. Between 2011 and 2012 the average yields on earning assets decreased by 27 basis points. The yield on average earning assets was impacted by the low rate environment as well as growth in lower yielding securities instead of loans as a result of soft loan demand. Furthermore, the purchase accounting impact to earning assets acquired from VIST Bank resulted in reduced yields on these acquired assets. Average loan balances in 2012 were up $453.6 million or 23.5% over 2011, while the average yield on loans decreased 15 basis points to 5.27%. At the time of acquisition, VIST Bank’s loan portfolio totaled $889.3 million. Average securities balances in 2012 were up $231.2 million over 2011 and had an average yield of 2.61% in 2012 compared to an average yield of 3.11% in 2011. During 2012, cash flow from securities maturities and prepayments have been reinvested at lower yields as a result of the decrease in market interest rates.

Interest expense for 2012 was down $1.5 million or 5.7% compared to 2011, despite a $540.5 million or 22.3% increase in average interest bearing liabilities. The decrease in interest expense reflects lower average rates paid on deposits and borrowings, a lower average volume of borrowings and growth in noninterest bearing deposit balances. The average rate paid on interest-bearing deposits during 2012 of 0.47% was 16 basis points lower than the average rate paid in 2011. The decrease in the average cost of interest-bearing deposits reflects a decrease in the interest rates offered on deposit products due to decreases in average market rates combined with an increase in the relative proportion of lower cost savings and money market deposits. Average interest-bearing deposit balances increased by $528.4 million or 25.6% in 2012 compared to 2011. At the time of acquisition, VIST Bank had total deposits of $1.2 billion. The remainder of the increase was in average interest bearing checking, savings and money market deposit balances. Average noninterest bearing deposit balances in 2012 were up $141.3 million or 26.2% 2011. At the time of acquisition, VIST Bank had noninterest bearing balances of $129.5 million.

Table 1 - Average Statements of Condition and Net Interest analysis
	For the year ended December 31,
	2012			2011			2010
			Average			Average			Average
(Dollar amounts in	Average		Yield/	Average		Yield/	Average		Yield/
thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$21,442	$33	0.15%	$12,717	$12	0.09%	$25,189	$31	0.12%
Money market funds	18	—	0.00%	100	—	0.00%	100	—	0.00%
Securities (1)
U.S. Government Securities	1,205,759	28,546	2.37%	969,303	27,504	2.84%	857,724	30,964	3.61%
Trading Securities	18,162	744	4.10%	21,262	873	4.11%	27,389	1,085	3.96%
State and municipal (2)	95,095	4,946	5.20%	95,039	5,143	5.41%	107,376	6,059	5.64%
Other Securities (2)	11,766	544	4.62%	13,971	648	4.64%	17,465	849	4.86%
Total securities	1,330,782	34,780	2.61%	1,099,575	34,168	3.11%	1,009,954	38,957	3.86%
Federal Funds Sold	1,837	2	0.11%	5,837	7	0.12%	9,233	17	0.18%
FHLBNY and FRB stock	18,479	824	4.46%	17,992	910	5.06%	19,597	1,049	5.35%
Total loans, net of unearned income(3)	2,382,109	125,541	5.27%	1,928,540	104,548	5.42%	1,897,983	106,602	5.62%
Total interest-earning assets	3,754,667	161,180	4.29%	3,064,761	139,645	4.56%	2,962,056	146,656	4.95%

Other assets	337,806			230,221			229,784

Total assets	4,092,473			3,294,982			3,191,840

LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	1,750,444	4,854	0.28%	1,350,659	4,741	0.35%	1,226,852	5,994	0.49%
Time Dep > $100,000	405,478	3,322	0.82%	313,881	3,292	1.05%	327,626	4,297	1.31%
Time Dep < $100,000	435,441	3,992	0.92%	401,902	5,033	1.25%	432,804	6,984	1.61%
Brokered Time Dep < $100,000	5,247	63	1.20%	1,731	21	1.21%	24,886	402	1.62%
Total interest-bearing deposits	2,596,610	12,231	0.47%	2,068,173	13,087	0.63%	2,012,168	17,677	0.88%
Federal funds purchased & securities sold under agreements to repurchase	200,906	4,451	2.22%	173,692	4,872	2.80%	185,563	5,418	2.92%
Other borrowings	132,746	5,437	4.10%	155,650	6,143	3.95%	193,296	7,611	3.94%
Trust preferred debentures	32,835	2,094	6.38%	25,062	1,580	6.30%	25,058	1,581	6.31%
Total interest-bearing liabilities	2,963,097	24,213	0.82%	2,422,577	25,682	1.06%	2,416,085	32,287	1.34%
Noninterest bearing deposits	681,260			539,917			468,219
Accrued expenses and other liabilities	71,226			37,868			41,593
Total liabilities	3,715,583			3,000,362			2,925,897

Tompkins Financial Corporation Shareholders’ equity	375,378			292,845			264,431
Noncontrolling interest	1,512			1,775			1,512
Total equity	376,890			294,620			265,943

Total liabilities and equity	$4,092,473			$3,294,982			$3,191,840
Interest rate spread			3.48%			3.50%			3.61%
Net interest income/margin on earning assets		136,967	3.65%		113,963	3.72%		114,369	3.86%

Tax Equivalent Adjustment		(2,824)			(2,557)			(2,594)

Net interest income per consolidated financial statements		$134,143			$111,406			$111,775

(1) Average balances and yields on available-for-sale securities are based on historical amortized cost.

(2) Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rate of 40% to increase tax exempt interest income to taxable-equivalent basis.

(3) Nonaccrual loans are included in the average asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company’s condensed consolidated financial statements included in Part I of the Company's annual report on Form 10-K for the fiscal year ended December 31, 2012.

Table 2 - Analysis of Changes in Net Interest Income

(in thousands)(taxable equivalent)	2012 vs. 2011			2011 vs. 2010

	Increase (Decrease) Due to Change in Average			Increase (Decrease) Due to Change in Average
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
INTEREST INCOME:
Certificates of deposit, other banks	$11	$10	$21	$(13)	$(6)	$(19)
Federal funds sold	(4)	(1)	(5)	(5)	(5)	(10)
Investments
Taxable	5,818	(5,009)	809	3,445	(7,318)	(3,873)
Tax-exempt	3	(200)	(197)	(675)	(241)	(916)
FHLB and FRB stock	25	(111)	(86)	(83)	(56)	(139)
Loans, net:
Taxable	18,265	(2,943)	15,322	1,654	(3,770)	(2,116)
Tax-exempt	4,558	1,113	5,671	(229)	291	62
Total interest income	$28,676	$(7,141)	$21,535	$4,094	$(11,105)	$(7,011)
INTEREST EXPENSE:
Interest-bearing deposits:
Interest checking, savings and money market	1,231	(1,118)	113	560	(1,813)	(1,253)
Time	1,275	(2,244)	(969)	(946)	(2,391)	(3,337)
Federal funds purchased and securities sold under agreements to repurchase	695	(1,116)	(421)	(338)	(208)	(546)
Other borrowings	(435)	243	(192)	(1,607)	138	(1,469)
Total interest expense	$2,766	$(4,235)	$(1,469)	$(2,331)	$(4,274)	$(6,605)
Net interest income	$25,910	$(2,906)	$23,004	$6,425	$(6,831)	$(406)

Changes in net interest income occur from a combination of changes in the volume of interest-earning assets and interest-bearing liabilities, and in the rate of interest earned or paid on them. The above table illustrates changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of the change. In 2012, net interest income increased by $23.0 million, reflecting a $21.5 million increase in interest income and a $1.5 million decrease in interest expense. Growth in average balances on earnings assets contributed $28.6 million to the increase in interest income, while the lower yields offset this growth by $7.1 million. The decrease in interest expense is due to lower rates paid on interest bearing liabilities, partially offset by growth in average balances.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents management’s estimate of the expense necessary to maintain the allowance for loan and lease losses at an appropriate level. The provision for loan and lease losses was $8.8 million in 2012, compared to $8.9 million in 2011. Net loan charge-offs of $11.8 million in 2012 were up from $9.2 million in 2011, and included one commercial loan charge-off of approximately $4.2 million in the fourth quarter of 2012 that was partially reserved for in prior periods. The Company has seen improvement in credit quality metrics over the past several quarters and current levels of nonperforming loans and criticized and classified loans are down from prior year end. See the section captioned “The Allowance for Loan and Lease Losses” included within “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition” of this Report for further analysis of the Company’s allowance for loan and lease losses.

Noninterest Income

	Year ended December 31,
(in thousands)	2012	2011	2010
Insurance commissions and fees	19,421	13,542	12,738
Investment services	$14,340	$14,287	$14,329
Service charges on deposit accounts	7,441	8,491	8,554
Card services	6,030	5,060	4,285
Net mark-to-market (losses) gains	(86)	(402)	(222)
Net other-than-temporary impairment losses	(196)	(65)	(34)
Other income	7,534	6,705	6,331
Net gain on securities transactions	324	396	178
Total	$54,808	$48,014	$46,159

Noninterest income is a significant source of income for the Company, representing 29.0% of total revenues in 2012, and 30.1% in 2011, and is an important factor in the Company’s results of operations. Noninterest income increased 14.2% over 2011. The year-over-year changes in the various noninterest categories are discussed in more detail below.

Insurance commissions and fees increased $5.9 million or 43.4% over 2011. Revenues for commercial insurance lines, personal insurance lines, and health and benefit related insurance products were all up for the year compared to the same period in 2011. The majority of the increase in revenue is attributable to the August 1, 2012 acquisition of VIST Insurance. The VIST acquisition added about $1.5 million of commercial lines revenue, $697,000 of personal lines revenue, and $2.5 million in health and benefit revenues in 2012. In addition, 2012 was also the first full year which included business resulting from the Olver acquisition which closed in the second quarter of 2011.

Investment services income in 2012 was relatively flat compared to the same period in 2011. Increases in trust and wealth management fees were mainly offset by lower brokerage fees and commissions. In 2011, the Company discontinued providing broker dealer services to third party representatives, which resulted in lower commissions. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. With fees largely based on the market value and the mix of assets managed, volatility in the equity and bond markets impacts the market value of assets and the related investment fees. The market value of assets managed by, or in custody of, Tompkins was $3.2 billion at December 31, 2012, and $2.7 billion in 2011. These figures include $931.6 million in 2012 and $974.3 million in 2011, of Company-owned securities where Tompkins Investment Services serves as custodian.

Service charges on deposit accounts were down $1.1 million or 12.4%, compared to 2011. The largest component of this category is overdraft fees, which is largely driven by customer activity. The Company implemented changes to its transaction processing as required by the Dodd-Frank Act, which negatively impacted overdraft revenue.

Card services income increased $970,000 or 19.2% over the same period in 2011. The primary components of card services income are fees related to debit card transactions and ATM usage. Debit card income and fees associated with debit card transactions increased by 25.9% compared to 2011. The increase was mainly due to an increase in the number of cards issued, higher transaction volumes contributing to additional interchange income, and an accrual adjustment related to a card reward program to reflect an actual redemption rate on program incentives, lower than Management’s original estimates. Furthermore, $529,000 of the card services income increase can be attributed to VIST Bank.

Net mark-to-market losses on securities and borrowings held at fair value were down $316,000 compared to losses reported in 2011. Mark-to-market losses or gains relate to the change in the fair value of securities and borrowings where the Company has elected the fair value option. The year-over-year losses are mainly attributed to changes in market interest rates.

Other income increased $829,000 or 12.4% when compared to 2011. The primary components of other income are other service charges, increases in cash surrender value of life insurance, gains on sales of residential mortgage loans, and other miscellaneous income, which includes income from miscellaneous equity investments, including the Company’s investment in Small Business Investment Companies (“SBIC”).

Other service charge income, included in other income on the consolidated statements of income, was up compared to the prior year by $762,000, mainly as a result of the VIST Bank acquisition, which contributed $739,000.

Net gains on sale of loans, included in other income on the consolidated statements of income, of $885,000 in 2012 were up by $389,000 or 78.3% compared to 2011. The increase in gains in 2012 compared to 2011 is attributable to the VIST acquisition. VIST Bank had $524,000 of gains on sales of loans since acquisition. To manage interest rate risk exposures, the Company from time to time sells certain fixed rate residential mortgage loan originations that have rates below or maturities greater than the standards set by the Company’s Asset/Liability Committee for loans held in the portfolio.

Increases in the value of Corporate Owned Life Insurance (“COLI”) net of mortality expenses, included in other income on the consolidated statements of income, were $1.7 million in 2012, up $212,000 or 14.1% over 2011. COLI relates to life insurance policies covering certain senior officers of the Company and its subsidiaries. The Company’s average investment in COLI was $65.1 million at December 31, 2012, and $41.6 million during the same period in 2011.

Other miscellaneous income in 2012 also included approximately $755,000 in nonrecurring income attributable to a merchant servicing contract bonus of $350,000 and a pre-tax $405,000 reversal of a liability that was previously established to cover the Company’s potential obligation to share in certain VISA litigations. During the second quarter of 2012, VISA reached a settlement with certain merchants.

Noninterest Expense

	Year ended December 31,
(in thousands)	2012	2011	2010
Salaries and wages	$51,700	$44,140	$42,530
Pension and other employee benefits	18,075	14,275	14,523
Net occupancy expense of premises	8,969	7,117	7,161
Furniture and fixture expense	4,996	4,463	4,421
FDIC insurance	2,685	2,527	3,768
Amortization of intangible assets	1,264	589	762
Merger and integration related expense	15,584	174	0
Other	34,335	25,267	25,880
Total	$137,608	$98,552	$99,045

Noninterest expenses of $137.6 million were up $39.1 million or 39.6% over 2011. This increase was largely the result of the VIST Financial merger and acquisition integration related pre-tax expenses, which were $15.6 million and $174,000, for 2012 and 2011, respectively. VIST Financial contributed $13.1 million in noninterest expense 2012. Changes in various components of noninterest expense are discussed below.

Total personnel-related expenses increased by $11.3 million or 19.4% in 2012 over 2011. Salaries and wages increased by $7.6 million or 17.1% in 2012 when compared to 2011. The increase was primarily related to VIST Financial, which added $3.3 million of additional expense over 2011; also contributing to the increase were annual merit increases as well as increases in incentive compensation expense and stock-based compensation expense. Total pension and other employee benefit expense increased by $3.8 million or 26.6% compared to 2011. The increase was mainly related to VIST Financial, which added $948,000 of additional expense over 2011, along with increases in pension and health insurance expense.

Net occupancy expense increased by $1.9 million or 26.0% in 2012 over 2011; VIST Financial contributed $1.5 million in additional net occupancy expense in 2012.

Other operating expenses of $34.3 million, increased by $9.1 million or 35.9% compared to 2011. The primary components of other operating expenses in 2012 are marketing expense ($4.1 million), professional fees ($4.1 million), software licensing and maintenance ($4.0 million), cardholder expense ($2.4 million) and other miscellaneous expense ($19.8 million). Other miscellaneous expense in 2012 included FDIC deposit insurance ($2.7 million); investment tax credit amortization ($2.2 million); postage and courier ($1.4 million); legal ($1.4 million); other real estate owned ($1.1 million); and telephone ($1.0 million). VIST Financial contributed $6.2 million in other operating expense in 2012.

The Company’s efficiency ratio, defined as operating expense excluding amortization of intangible assets, divided by tax-equivalent net interest income plus noninterest income before securities gains and losses (increase in the cash surrender value of COLI is shown on a tax equivalent basis), improved to 62.7% in 2012, compared to 60.3% in 2011. Tax equivalency was based upon a 40% tax rate. Excluding the tax equivalent adjustments for tax-exempt securities and tax-exempt loans and leases, the efficiency ratio would be 63.4% in 2012 and 61.4% in 2011.

Noncontrolling Interests

Net income attributable to noncontrolling interests represents the portion of net income in consolidated majority-owned subsidiaries that is attributable to the minority owners of a subsidiary. The Company had net income attributable to noncontrolling interests of $131,000 in 2012 and 2011. The noncontrolling interests are mainly in three real estate investment trusts, which are substantially owned by the Company’s banking subsidiaries.

Income Tax Expense

The provision for income taxes provides for Federal, New York State income taxes. The 2012 provision was $11.1 million. The effective tax rate for the Company was 26.2% in 2012, down from 31.6% in 2011. The decrease in the effective rate in 2012 was primarily a result of investments in low income housing and historic tax credits and an increase in tax exempt income.

Results of Operations

(Comparison of December 31, 2011 and 2010 results)

General

The Company reported diluted earnings per share of $3.20 in 2011, an increase of 2.9% over diluted earnings per share of $3.11 in 2010. Net income for the year ended December 31, 2011, was $35.4 million, up 4.7% compared to $33.8 million in 2010. The improvement in 2011 results was mainly attributable to an increase in noninterest income and lower noninterest expense. The Company’s return on equity was 12.02% in 2011, compared to 12.72% in 2010, while return on assets was 1.07% in 2011 and 1.06% in 2010.

Segment Reporting

Banking Segment

The Banking segment net income increased $1.0 million or 3.4% compared to 2010, driven by growth in noninterest income and lower noninterest expense. Net interest income declined $328,000, or 0.3% in 2011 versus 2010 due to lower average earning assets yields compared to reductions in rates paid on interest-bearing liabilities.

The provision for loan and lease losses increased $438,000 or 5.2% in 2011 over 2010. The increase in the provision for loan and lease losses in 2011 was largely the result of an increase in loan charge-offs during the third quarter of 2011, which included a $5.0 million charge-off related to a single commercial real estate customer.

Noninterest income grew $938,000 or 4.7% in 2011 from 2010. The main contributors to the improvement were an increase in card services income of $775,000 or 18.1% and a $218,000 increase in net gains on securities transactions. Card services income rose as a result of an increase in debit card transaction volumes and the expiration of associated reward program incentives. Service charges on deposit accounts were down $63,000 or 0.7% in 2011 compared to 2010. The decrease was mainly a result of lower overdraft fees and reflected regulatory changes that took effect in 2010.

Noninterest expenses declined $585,000 or 0.7% from the same period in 2010. Decreases in pension expense and FDIC insurance expense more than offset increases in cardholder expenses, and salaries and other benefits, including annual merit increases, increases in incentive compensation and stock based compensation, and higher health insurance costs.

Insurance Segment

The Insurance segment reported net income of $1.6 million for 2011, an increase of $230,000 or 16.7% compared to 2010. The improvement over the previous year can be attributed partially to increases in insurance commissions related to the Olver acquisition in the current year.

Noninterest income derived from the insurance segment increased $796,000 or 6.7% compared to the same period in 2010 made up primarily of insurance commissions and fees. Revenue of all the Company’s insurance product lines: commercial, personal and health and benefit increased over the previous year.

Noninterest expenses increased in 2011 by $395,000 or 4.1% over the same period prior year. The increase was mainly in salaries and benefits, reflecting annual merit increases, and other incentive compensation accruals, and other operating expenses.

Wealth Management Segment

The Wealth Management segment reported net income of $2.3 million for 2011, an increase of $321,000 or 16.2% compared to the same period in 2010 mainly due to increases in Trust services income.

Noninterest income increased $398,000 or 2.6% over the prior year due to an $874,000 increase in Trust and Investment management services. This increase offset a decline in revenue resulting from the decision in Q3 of 2011 to stop providing services to external broker dealer relationships.

Noninterest expenses were flat compared to the prior year end of 2010. A $224,000 increase in marketing expense in the current year was offset by declines in technology ($137,000), professional fees ($103,000) and external commissions ($100,000).

Net Interest Income

Net interest income was the Company’s largest source of revenue, representing 69.9% of total revenues for the twelve months ended December 31, 2011 and 77.6% of total revenues for the twelve months ended December 31, 2010. Net interest income was dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The Company’s net interest income over the past several years has benefitted from steady growth in average earning assets, as well as the low interest rate environment. Over this period the Company’s interest-bearing liabilities repriced at a faster pace than our interest earning assets. With deposit rates currently at low levels, the downward pricing of these liabilities slowed, while interest earning assets continued to reprice downward at a steady rate. This contributed to a decrease in net interest margin for the twelve months ended December 31, 2011 compared to the same period in 2010. The taxable equivalent net interest margin of 3.72% for 2011 is below the 3.86% for 2010. The decrease in the net interest margin was also partly due to the impact of the growth in interest earning assets over prior year being concentrated in lower yielding securities rather than higher yielding loans.

Taxable-equivalent interest income decreased by 4.8% in 2011 over the same period in 2010. The decrease in taxable-equivalent interest income was primarily a result of lower average yields on interest-earning assets year-over-year. In addition to the lower level of market interest rates, the yield on interest earning assets was also impact by the composition of interest earning assets. Of the $102.7 million of growth in average earnings assets in 2011, $89.6 million was in average securities, which had an average yield of 3.11% in 2011 compared to an average yield of 3.86% in 2010 and an average yield on loans of 5.42% in 2011. During 2011, cash flow from securities maturities and prepayments had been reinvested at lower yields as a result of the decrease in market interest rates. Average loan balances were up $30.6 million or 1.6% in 2011 over 2010, while the average yield on loans decreased 20 basis points to 5.42%. Loan growth in 2011 included a $50.0 million increase in average real estate loans, and a decrease of $12.0 million and $4.2 million in average consumer and commercial loan balances, respectively.

Interest expense for 2011 was down $6.6 million or 20.5% compared to 2010, reflecting lower average rates paid on deposits and borrowings, a lower average volume of borrowings and growth in noninterest bearing deposit balances. The average rate paid on interest-bearing deposits during 2011 of 0.63% was 25 basis points lower than the average rate paid in 2010. The decrease in the average cost of interest-bearing deposits reflected a decrease in the interest rates offered on deposit products due to decreases in average market rates combined with an increase in the relative proportion of lower cost savings and money market deposits. Average interest-bearing deposit balances increased by $56.0 million or 2.8% in 2011 compared to 2010. The majority of the increase was in average interest bearing checking, savings and money market deposit balances, which were up 10.1%, and were partially offset by lower average time deposits of $100,000 or less which were down $30.9 million or 7.1%. Average noninterest bearing deposit balances were up $71.7 million or 15.3% in 2011 over the same period in 2010. Average other borrowings were down $37.6 million or 19.5% over 2010.

Provision for Loan and Lease Losses

The provision for loan and lease losses was $8.9 million in 2011, compared to $8.5 million in 2010. The increase in the provision for loan and lease losses in 2011 was largely the result of an increase in loan charge-offs during 2011, which included a $5.0 million charge-off related to a single commercial real estate customer ($1.9 million of this was specifically reserved at December 31, 2010). The increase in net charge-offs was offset by reductions in criticized and classified loans. Over the past several years, the provision has been higher than historical levels due to increases in nonperforming loans and leases and net charge-offs as well as concerns over weak economic conditions and uncertain real estate markets. During 2011, the Company reported some improvement in asset quality measures, including a decrease in nonperforming loans at year-end 2011 compared with year-end 2010 as well as a decrease in internally-classified loans over the same period.

Noninterest Income

Noninterest income represented 30.1% of total revenues in 2011, and 29.2% in 2010, and was an important factor in the Company’s results of operations. Noninterest income increased 4.0% over 2010. The year-over-year changes in the various noninterest categories are discussed in more detail below.

Investment services income was relatively flat compared to the same period in 2011. Increases in trust and wealth management fees were mainly offset by lower brokerage fees and commissions. In 2011, the Company discontinued providing broker dealer services to third party representatives, which resulted in lower commissions. With fees largely based on the market value and the mix of assets managed, volatility in the equity and bond markets impacts the market value of assets and the related investment fees. The market value of assets managed by, or in custody of, Tompkins was $2.7 billion at December 31, 2011, and $2.9 billion in 2010. These figures included $974.3 million, and $844.9 million, of Company-owned securities where Tompkins Investment Services serves as custodian.

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

Service charges on deposit accounts were down $63,000 or 0.7%, compared to 2010. The largest component of this category was overdraft fees, which was largely driven by customer activity. Regulatory changes which became effective in the third quarter of 2010 impacted earning capability in overdraft fees. The Federal Reserve Board rule prohibits financial institutions from charging consumer fees for paying overdrafts on automated teller machines and one-time debit transactions, unless the consumer consents, or opts in, to the overdraft service for these types of transactions.

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

Net gains on sale of loans, included in other income on the consolidated statements of income, of $496,000 in 2011 were down by $459,000 or 48.1% compared to 2010. The decrease in gains in 2011 compared to 2010 was consistent with the decrease in volume of loans sold in 2011 compared to 2010. To manage interest rate risk exposures, the Company from time to time sells certain fixed rate residential mortgage loan originations that have rates below or maturities greater than the standards set by the Company’s Asset/Liability Committee for loans held in the portfolio.

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

Other miscellaneous income, included in other income on the consolidated statements of income, also included income related to an investment in a SBIC. In 2011 and 2010, the Company recognized $1.1 million and $543,000, respectively, related to an investment in a SBIC. The amounts for 2011 and 2010 included $807,000 and $371,000, respectively, of gains recognized and distributed by the SBIC. The SBIC periodically recognizes gains related to investments held in its portfolio and distributes these gains to its investors. The Company believed that, as of December 31, 2011, there were no impairments with respect to its investment in the SBIC. Other miscellaneous income in 2011 also included approximately $600,000 in nonrecurring gains on the sale of real estate and other assets.

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

Other operating expenses decreased by 1.7% compared to 2010. The primary components of other operating expense were marketing expense, professional fees, software licensing and maintenance, and cardholder expense. Contributing to the decrease in the 2011 from 2010 were the following: professional fees (down $815,000), partially offset by increases in software licenses and maintenance (up $167,000) and cardholder expenses (up $220,000). Professional fees included amounts paid to outside consultants for assistance on projects or initiatives and vary depending on the number and scope of actual projects in a given year. The increase in cardholder expenses was mainly a result of an increased number of cards and a higher volume of customer transactions.

The Company’s efficiency ratio, defined as operating expense excluding amortization of intangible assets, divided by tax-equivalent net interest income plus noninterest income before securities gains and losses (increase in the cash surrender value of COLI is shown on a tax equivalent basis), improved to 60.3% in 2011, compared to 60.9% in 2010. Tax equivalency was based upon a 40% tax rate. Excluding the tax equivalent adjustments for tax-exempt securities and tax-exempt loans and leases, the efficiency ratio would have been 61.4% in 2011 and 62.0% in 2010.

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

Income Tax Expense

The provision for income taxes provides for Federal and New York State income taxes. The 2011 provision was $16.4 million, which was in line with same period prior year. The effective tax rate for the Company was 31.6% in 2011, down from 32.7% in 2010. The effective rate in 2011 benefitted from investments in low income housing tax credits.

FINANCIAL CONDITION

Total assets, at December 31, 2012, grew by $1.4 billion or 42.3% compared to the previous year. The majority of the growth is due to the August 1, 2012 acquisition of VIST Financial, which had total assets of approximately $1.4 million as of the acquisition date. Table 3-Balance Sheet Comparisons below provides a comparison of average and year-end balances of selected balance sheet categories over the past three years, and the change in those balances between 2011 and 2012. Earning asset growth over year-end 2011 was attributed to a $975.7 million increase in total loans (VIST Bank had total loans of $889.3 million on the acquisition date) and a $246.6 million increase in securities (VIST Financial had total securities of $381.0 million on acquisition date). As part of a planned balance sheet restructuring following the VIST acquisition, the Company sold approximately $74.9 million of available-for-sale securities, at a pre-tax loss of $194,000 and used the proceeds, together with other available cash, to prepay repurchase agreements of about $85.6 million, inclusive of prepayment fees.

As of December 31, 2012, total securities comprised 29.1% of total assets, compared to 34.2% of total assets at year-end 2011. The securities portfolio contains primarily mortgage-backed securities, obligations of U.S. Government sponsored entities, and obligations of states and political subdivisions. The Company has no investments in preferred stock of U.S. Government sponsored entities and no investments in pools of trust preferred securities. A more detailed discussion of the securities portfolio is provided below in this section under the caption “Securities”.

Loans and leases were 60.6% of total assets at December 31, 2012, compared to 57.5% of total assets at December 31, 2011. A more detailed discussion of the loan portfolio is provided below in this section under the caption “Loans and Leases”.

Nonperforming loans (loans on nonaccrual, loans past due 90 days or more and still accruing interest, and loans restructured in a troubled debt restructuring) declined $1.9 million or 4.5% compared to the same period last year ended December 31, 2011. Nonperforming loans, on the originated loan portfolio, represented 1.34% of total originated loans at December 31, 2012, compared to 2.09% of total loans at December 31, 2011. For 2012, net charge-offs were $11.8 million, up from $2.6 million in the same period of 2011. A more detailed discussion of nonperforming loans and other asset quality measures is provided below in this section under the caption “Allowance for Loan and Lease Losses”.

Total deposits increased $1.3 billion or 48.5% over December 31, 2012 (VIST Financial had total deposits of $1.2 billion on acquisition date). The growth in total deposits from December 31, 2011 was concentrated in checking, money market and savings and noninterest bearing deposit balances which were up $787.5 million (VIST Financial had balances of $661.8 million on the acquisition date) and $215.5 million (VIST Financial had noninterest bearing balance of $129.5 million on acquisition date), respectively. Other funding sources include Federal funds purchased, securities sold under agreements to repurchase, other borrowings, and trust preferred securities. These funding sources totaled $369.5 million at December 31, 2012, down $10.7 million or 2.8% from $380.2 million at December 31, 2011. Included in this total are certain borrowings that the Company elected to account for at fair value. As of December 31, 2012, the Company had $10.0 million of borrowings with the FHLB accounted for at fair value, with an aggregate fair value of $11.8 million.

A more detailed discussion of deposits and borrowings is provided below in this section under the caption “Deposits and Other Liabilities”. In addition, refer to “Note 10 – Federal Funds Purchased and Securities Sold Under Agreements to Repurchase”, “Note 11 - Other Borrowings”, and “Note 12 - Trust Preferred Debentures” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for further details on these funding sources.

Table 3 Balance Sheet Comparisons

Average Balance Sheet	As of December 31,			Change (2012 to 2011)
(in thousands)	2012	2011	2010	Amount	Percentage
Total assets	$4,092,473	$3,294,982	$3,191,840	797,491	24.20%
Earning assets*	3,754,667	3,064,761	2,962,056	689,906	22.51%
Total loans and leases, less unearned income and net deferred costs and fees	2,382,109	1,928,540	1,897,983	453,569	23.52%
Securities*	1,330,782	1,099,575	1,009,954	231,207	21.03%
Core deposits**	2,714,869	1,984,653	1,819,300	730,216	36.79%
Time deposits of $100,000 and more	405,478	313,881	327,626	91,597	29.18%
Federal funds purchased and securities sold under agreements to repurchase	200,906	173,692	185,563	27,214	15.67%
Other borrowings	132,746	155,650	193,296	(22,904)	(14.72%)
Shareholders' equity	376,890	294,620	265,943	82,270	27.92%

Ending Balance Sheet	As of December 31,			Change (2012 to 2011)
(in thousands)	2012	2011	2010	Amount	Percentage
Total assets	$4,837,197	$3,400,248	$3,260,343	1,436,949	42.26%
Earning assets*	4,431,698	3,165,412	3,029,621	1,266,286	40.00%
Total loans and leases, less unearned income and net deferred costs and fees	2,954,610	1,981,849	1,910,358	972,761	49.08%
Securities*	1,389,928	1,151,124	1,094,952	238,804	20.75%
Core deposits**	3,247,637	2,211,702	1,917,886	1,035,935	46.84%
Time deposits of $100,000 and more	467,553	305,652	296,399	161,901	52.97%
Federal funds purchased and securities
sold under agreements to repurchase	213,973	169,090	183,609	44,883	26.54%
Other borrowings	111,848	186,075	244,193	(74,227)	(39.89%)
Shareholders' equity	441,360	299,143	273,408	142,217	47.54%

*Balances of available-for-sale securities are shown at amortized cost.

**Core deposits equal total deposits less time deposits of $250,000 and more, brokered deposits, and municipal money market deposits. Prior to 2011, core deposits equaled total deposits less time deposits of $100,000 or more, brokered deposits and municipal money market deposits.

Shareholders’ Equity

The Consolidated Statements of Changes in Shareholders’ Equity included in the Consolidated Financial Statements of the Company contained in Part II, Item 8. of this Report, detail the changes in equity capital. Total shareholders’ equity was up $142.2 million or 47.5% to $441.4 million at December 31, 2012, from $299.1 million at December 31, 2011 mainly as a result of the stock issued as part of the VIST acquisition, a capital raise completed in the second quarter of 2012 and net income. Additional paid-in capital increased by $128.3 million, from $206.4 million at December 31, 2011, to $334.6 million at December 31, 2012. The $128.3 million included the following: the issuance of $83.1 million in common stock for the acquisition of VIST Financial; the net $37.9 million capital raise completed in the second quarter of 2012; $2.8 million of proceeds from stock option exercises and the related tax benefits; $1.3 million related to stock-based compensation; $1.9 million related to shares issued for dividend reinvestment plans; $1.0 million related to shares issued for the employee stock ownership plan; and $199,000 related to shares issued for director deferred compensation plan. Retained earnings increased by $12.3 million, reflecting net income of $31.3 million less dividends of $19.0 million.

Accumulated other comprehensive loss decreased from a net unrealized loss of $3.7 million at December 31, 2011 to a net unrealized loss of $2.1 million at December 31, 2012; reflecting a $3.1 million increase in unrealized gains on available-for-sale securities due to lower market rates, and an $1.6 million loss associated with postretirement benefit plans. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage capital ratios.

Total shareholders’ equity was up $25.7 million or 9.4% to $299.1 million at December 31, 2011, from $273.4 million at December 31, 2010. The increase was mainly due to the Company’s strong financial performance, reflecting net income attributable to Tompkins Financial Corporation of $35.4 million less dividends of $15.4 million. Additional paid-in capital increased by $8.3 million, from $198.1 million at December 31, 2010, to $206.4 million at December 31, 2011. The $8.3 million included the following: 2.5 million attributed to shares issued for an acquisition; $880,000 of proceeds from stock option exercises and the related tax benefits; $1.3 million related to stock-based compensation; $2.4 million related to shares issued for dividend reinvestment plans; $1.1 million related to shares issued for the employee stock ownership plan; and $151,000 related to shares issued for director deferred compensation plan.

Accumulated other comprehensive loss increased from net unrealized loss of $1.3 million at December 31, 2010 to a net unrealized loss of $3.7 million at December 31, 2011; reflecting a $9.7 million increase in unrealized gains on available-for-sale securities due to lower market rates, and an $12.1 million decrease related to postretirement benefit plans.

The Company continued its long history of increasing cash dividends with a per share increase of 4.3% in 2012, which follows an increase of 5.3% in 2011. Dividends per share amounted to $1.46 in 2012, compared to $1.40 in 2011, and $1.33 in 2010. Cash dividends paid represented 59.8%, 43.5%, and 42.5% of after-tax net income in each of 2012, 2011, and 2010, respectively.

On October 25, 2011, the Company’s Board of Directors authorized a new stock repurchase plan for the Company to repurchase up to 335,000 shares of the Company’s common stock. Purchases may be made on the open market or in privately negotiated transactions over the next 24 months. The repurchase program may be suspended, modified, or terminated at any time for any reason. The Company did not purchase any shares in 2011 or 2012 under the plan.

The Company and its subsidiary banks are subject to quantitative capital measures established by regulation to ensure capital adequacy. Consistent with the objective of operating a sound financial organization, the Company and its subsidiary banks maintain capital ratios well above regulatory minimums and meet the requirements to be considered well-capitalized under the regulatory guidelines.

During the first quarter of 2010, the Comptroller of the Currency (“OCC”) notified the Company that it was requiring Mahopac National Bank, one of the Company’s four banking subsidiaries, to maintain certain minimum capital ratios at levels higher than those otherwise required by applicable regulations. Mahopac has agreed to maintain a Tier 1 capital to average assets ratio of 8.0%, a Tier 1 risk-based capital to risk-weighted capital ratio of 10.0% and a Total risk-based capital to risk-weighted assets ratio of 12.0%. Mahopac exceeded these minimum requirements at the time of the notification and continues to maintain ratios above these minimums. Since Mahopac’s ratios were above the minimum requirements at the time of notification, there was not a material impact to Mahopac or the Company. As of December 31, 2012, Mahopac had a Tier 1 capital to average assets ratio of 9.0%, a Tier 1 risk-based capital to risk-weighted capital ratio of 13.5% and a Total risk-based capital to risk-weighted assets ratio of 14.7%. During the first quarter of 2013, the Company was notified by the OCC that it was no longer requiring Mahopac to maintain the higher capital ratios agreed to in 2010.

As of December 31, 2012, the capital ratios for the Company’s other three subsidiary banks also exceeded the minimum levels required to be considered well capitalized. Additional information on the Company’s capital ratios and regulatory requirements is provided in “Note 21 - Regulations and Supervision” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report on Form 10-K.

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

The Company’s securities portfolio at December 31, 2012 totaled $1.4 billion, reflecting an increase of 20.5% from $1.2 billion at December 31, 2011. The growth was in the available-for-sale portfolio as the held-to-maturity and trading portfolios both decreased from year end 2011. The growth in the available-for-sale portfolio was mainly in mortgage backed securities issued by U.S. Government sponsored entities and driven by the acquisition of VIST in 2012. The decrease in the held-to-maturity portfolio was due to maturities and calls during the year. The tables below show the composition of the securities portfolios as of the past three year ends. Additional information on the securities portfolio is available in “Note 3 Securities” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report, which details the types of securities held, the carrying and fair values, and the contractual maturities as of December 31, 2012 and 2011.

Available-for-Sale Securities	2012		2011		2010
(in thousands)	Amortized Cost[1]	Fair Value	Amortized Cost[1]	Fair Value	Amortized Cost[1]	Fair Value
U.S. Treasury securities	$1,001	$1,004	$2,020	$2,070	$2,043	$2,129
Obligations of U.S. Government sponsored entities	570,871	593,778	408,958	422,590	402,057	407,440
Obligations of U.S. states and political subdivisions	76,803	79,056	56,939	59,653	60,707	63,037
Mortgage-backed securities - residential, issued by
U.S. Government agencies	162,853	167,667	123,426	129,773	143,319	146,013
U.S. Government sponsored entities	526,364	540,355	501,136	517,378	393,331	405,478
Non-U.S. Government agencies or sponsored entities	4,457	4,354	6,334	5,876	9,636	9,283
U.S. corporate debt securities	5,009	5,083	5,017	5,183	5,024	5,203
Total debt securities	1,347,358	1,391,297	1,103,830	1,142,523	1,016,117	1,038,583
Equity securities	2,058	2,043	1,023	1,023	1,025	1,025
Total available-for-sale securities	$1,349,416	$1,393,340	$1,104,853	$1,143,546	$1,017,142	$1,039,608

1 Net of other-than-temporary impairment losses recognized in earnings.

Equity securities include miscellaneous investments carried at fair value, which approximates cost.

Held-to-Maturity Securities	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Obligations of U.S. states and political subdivisions	$24,062	$25,163	$26,673	$27,255	$54,973	$56,064
Total held-to-maturity securities	$24,062	$25,163	$26,673	$27,255	$54,973	$56,064

Held-for-Trading Securities	2012	2011	2010
	Fair Value	Fair Value	Fair Value

Obligations of U.S. Government sponsored entities	$11,860	$12,693	$13,139
Mortgage-backed securities-residential issued by U.S. Government sponsored entities	4,590	6,905	9,698
Total held-for-trading securities	$16,450	$19,598	$22,837

The decrease in trading securities reflects principal repayments received during 2012. The pre-tax mark-to-market losses on trading securities in 2012 were $332,000, compared to pre-tax net mark-to-market gains of $62,000 in 2011 and $219,000 in 2010.

Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles. As of December 31, 2012, the Company owned five corporate, non-U.S. Government agency collateralized mortgage obligation issues (“CMO’s”) in super senior or senior tranches of which the aggregate historical cost basis for three of these non-agency CMO’s was greater than their estimated fair value. At December 31, 2012, all five non-agency CMO’s with an amortized cost basis of $4.5 million were collateralized by residential real estate. None of the five non-agency CMO’s whose aggregate historical cost basis is greater than their estimated fair value are currently deferring or are in default of interest payments to the Company.

The Company uses a two step modeling approach to analyze each non-agency CMO issue to determine whether or not the current unrealized losses are due to credit impairment and therefore other-than-temporarily impaired (“OTTI”). Step one in the modeling process applies default and severity credit vectors to each security based on current credit data detailing delinquency, bankruptcy, foreclosure and real estate owned (REO) performance. The results of the credit vector analysis are compared to the security’s current credit support coverage to determine if the security has adequate collateral support. If the security’s current credit support coverage falls below certain predetermined levels, step two is utilized. In step two, the Company uses a third party to assist in calculating the present value of current estimated cash flows to ensure there are no adverse changes in cash flows during the quarter leading to an other-than-temporary-impairment. Management’s assumptions used in step two include default and severity vectors and prepayment assumptions along with various other criteria including: percent decline in fair value; credit rating downgrades; probability of repayment of amounts due, credit support and changes in average life. For the year ended December 31, 2012, three non-U.S. Government agency CMO’s qualified for the step two modeling approach. In 2011 and 2012, the Company recognized a subsequent net credit impairment charge to earnings of $65,000 and $196,000, respectively, on these three non-agency CMO securities. As a result of the modeling process, the Company does not consider the remaining two non-agency CMO’s to be other-than-temporarily impaired at December 31, 2012. Future changes in interest rates or the credit quality and credit support of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or accumulated other comprehensive income to reduce the securities to their then current fair value.

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Federal Reserve Bank (“FRB”) stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock, and FRB stock totaled $13.2 million, $4.1 million, and $2.1 million at December 31, 2012, respectively. Holdings of FHLBNY stock and FRB stock totaled $17.0 million and $2.1 million at December 31, 2011, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY and FHLBPITT stock.

Management’s policy is to purchase investment grade securities that, on average, have relatively short expected durations. This policy helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital. The contractual maturity distribution of debt securities and mortgage-backed securities as of December 31, 2012, along with the weighted average yield of each category, is presented in Table 4-Maturity Distribution below. Balances are shown at amortized cost and weighted average yields are calculated on a fully taxable-equivalent basis. Expected maturities will differ from contractual maturities presented in Table 4-Maturity Distribution below, because issuers may have the right to call or prepay obligations with or without penalty and mortgage-backed securities will pay throughout the periods prior to contractual maturity.

Table 4 - Maturity Distribution

	As of December 31, 2012
	Securities		Securities
	Available-for-Sale *		Held-to-Maturity
(dollar amounts in thousands)	Amount	Yield (FTE)	Amount	Yield (FTE)
U.S. Treasury securities
Within 1 year	$1,001	2.97%	$0	0.00%
	$1,001	2.97%	$0	0.00%

Obligations of U.S. Government sponsored entities
Within 1 year	$28,105	2.09%	$0	0.00%
Over 1 to 5 years	308,241	2.42%	0	0.00%
Over 5 to 10 years	234,525	1.82%	0	0.00%
	$570,871	2.11%	$0	0.00%

Obligations of U.S. state and political subdivisions
Within 1 year	$10,446	5.18%	$13,070	3.84%
Over 1 to 5 years	44,546	5.26%	7,974	6.27%
Over 5 to 10 years	21,270	5.09%	2,283	7.08%
Over 10 years	541	7.30%	735	8.05%
	$76,803	5.71%	$24,062	6.31%

Mortgage-backed securities - residential
Within 1 year	$351	3.54%	$0	0.00%
Over 1 to 5 years	8,162	5.36%	0	0.00%
Over 5 to 10 years	168,322	2.84%	0	0.00%
Over 10 years	516,839	2.25%	0	0.00%
	$693,674	3.50%	$0	0.00%

Other securities
Over 1 to 5 years	2,509	4.01%	0	0.00%
Over 10 years	2,500	3.09%	0	0.00%
Equity securities	2,058	2.96%	0	0.00%
	$7,067	3.35%	$0	0.00%

Total securities
Within 1 year	$39,903	2.94%	$13,070	3.84%
Over 1 to 5 years	363,458	2.85%	7,974	6.27%
Over 5 to 10 years	424,117	2.40%	2,283	7.08%
Over 10 years	519,880	2.26%	735	8.05%
Equity securities	2,058	2.96%	0	0.00%
	$1,349,416	2.68%	$24,062	6.31%

* Balances of available-for-sale securities are shown at amortized cost.

The average taxable-equivalent yield on the securities portfolio was 2.61% in 2012 compared to 3.11% in 2011 and 3.86% in 2010. The decreases in yields were primarily a result of the reinvestment of proceeds from principal repayments and maturities at lower market rates.

At December 31, 2012, there were no holdings of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of the Company’s shareholders’ equity.

Loans and Leases

Table 5 Composition of Loan and Lease Portfolio

Originated Loans and Leases as of December 31,
(in thousands)	2012	2011	2010	2009	2008
Commercial and industrial
Agriculture	$77,777	$67,566	$65,918	$71,480	$64,358
Commercial and industrial other	446,876	417,128	409,432	423,015	403,061
Subtotal commercial and industrial	524,653	484,694	475,350	494,495	467,419
Commercial real estate
Construction	41,605	47,304	58,519	55,626	47,311
Agriculture	48,309	53,071	48,485	40,516	39,942
Commercial real estate other	722,273	665,859	619,458	601,221	531,988
Subtotal commercial real estate	812,187	766,234	726,462	697,363	619,241
Residential real estate
Home equity	159,720	161,278	164,765	166,618	161,063
Mortgages	573,861	500,034	462,032	458,823	469,003
Subtotal residential real estate	733,581	661,312	626,797	625,441	630,066
Consumer and other
Indirect	26,679	32,787	41,668	51,363	51,176
Consumer and other	32,251	30,961	31,757	35,324	36,822
Subtotal consumer and other	58,930	63,748	73,425	86,687	87,998
Leases	4,618	6,489	9,949	12,821	14,968
Total loans and leases	2,133,969	1,982,477	1,911,983	1,916,807	1,819,692
Less: unearned income and deferred costs and fees	(863)	(628)	(1,625)	(1,989)	(2,161)
Total originated loans and leases, net of unearned income and deferred costs and fees	$2,133,106	$1,981,849	$1,910,358	$1,914,818	$1,817,531
Acquired Loans and Leases as of December 31,
Commercial and industrial
Commercial and industrial other	167,427	0	0	0	0
Subtotal commercial and industrial	167,427	0	0	0	0
Commercial real estate
Construction	43,074	0	0	0	0
Agriculture	3,247	0	0	0	0
Commercial real estate other	445,359	0	0	0	0
Subtotal commercial real estate	491,680	0	0	0	0
Residential real estate
Home equity	81,657	0	0	0	0
Mortgages	41,618	0	0	0	0
Subtotal residential real estate	123,275	0	0	0	0
Consumer and other
Indirect	24	0	0	0	0
Consumer and other	1,498	0	0	0	0
Subtotal consumer and other	1,522	0	0	0	0
Covered loans	37,600	0	0	0	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$821,504	$0	$0	$0	$0

The Company did not have any acquired loans accounted for in accordance with ASC Topic 805 for the years ended December 31, 2011, 2010, 2009 and 2008.

Total loans and leases of $3.0 billion at December 31, 2012 were up $972.8 million or 49.1% from December 31, 2011. The growth is due to the acquisition of VIST Financial as well as organic loan growth. On August 1, 2012, the Company acquired $889.3 million of loans in the VIST Financial acquisition. These loans are shown in the table under the acquired loan and lease heading. All other loans, including loans originated by VIST Bank since acquisition date of August 1, 2012, are considered originated loans. Originated loan balances at December 31, 2012 are up 7.6% over year-end 2011. The increase in originated loans was in commercial, commercial real estate and residential real estate loans; consumer loans were down compared to the prior year. As of December 31, 2012 total loans and leases represented 61.1% of total assets compared to 58.3% of total assets at December 31, 2011.

Residential real estate loans, including home equity loans, of $856.9 million at December 31, 2012 increased by $195.5 million or 29.6% from $661.3 million at year-end 2011, and comprised 29.0% of total loans and leases at December 31, 2012. The growth in residential real estate loan balances reflects higher origination volumes due to the low interest rate environment as well as a decision to retain certain residential mortgages in portfolio rather than sell them in the secondary market due to interest rate considerations. The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

Prior to August 2012, loans were generally sold to Federal Home Loan Mortgage Corporation (“FHLMC”) or State of New York Mortgage Agency (“SONYMA”). With the acquisition to VIST on August 1, 2012, the Company also sells loans to other third parties, including money center banks. These residential real estate loans are generally sold without recourse in accordance with standard secondary market loan sale agreements. These residential real estate loans also are subject to customary representations and warranties made by the Company, including representations and warranties related to gross incompetence and fraud. The Company has not had to repurchase any loans as a result of these general representations and warranties. While in the past in rare circumstances the Company agreed to sell residential real estate loans with recourse, the Company has not done so in the past several years and the amount of such loans included on the Company’s balance sheet at December 31, 2012 is insignificant. The Company has never had to repurchase a loan sold with recourse.

During 2012, 2011, and 2010, the Company sold residential mortgage loans totaling $37.5 million, $26.6 million, and $56.3 million, respectively, and realized net gains on these sales of $885,000, $496,000, and $955,000, respectively. These residential real estate loans are generally sold without recourse in accordance with standard secondary market loan sale agreement. When residential mortgage loans are sold to FHLMC or SONYMA, the Company typically retains all servicing rights, which provides the Company with a source of fee income. In connection with the sales in 2012, 2011, and 2010, the Company recorded mortgage-servicing assets of $123,000, $176,000, and $376,000, respectively.

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

Commercial real estate loans totaled $1.3 billion at December 31, 2012; an increase of $537.6 million compared to December 31, 2011, and represented 44.1% of total loans and leases at December 31, 2012, up from 38.7% at December 31, 2011.

Commercial and industrial loans totaled $692.1 million at December 31, 2012, which is an increase of $207.4 million from $484.7 million reported as of December 31, 2011. Demand for commercial loans was soft in the 2012, reflecting weak economic conditions. As of December 31, 2012, agriculturally-related loans totaled $129.3 million or 4.4% of total loans and leases, down from $120.6 million or 6.1% of total loans and leases at December 31, 2011. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

The consumer loan portfolio includes personal installment loans, indirect automobile financing, and overdraft lines of credit. Consumer and other loans were $60.5 million at December 31, 2012, compared to $63.7 million at December 31, 2011. The originated consumer and other loan portfolio at December 31, 2012 was down 7.6% from year-end 2011, mainly in the indirect auto loan category as a result of competition.

The lease portfolio decreased by 28.8% to $4.6 million at December 31, 2012 from $6.5 million at December 31, 2011. The lease portfolio has traditionally consisted of leases on vehicles for consumers and small businesses. More aggressive competition for automobile financing has led to a decline in the consumer lease portfolio over the past several years. Management continues to review leasing opportunities, primarily commercial leasing and municipal leasing. As of December 31, 2012, commercial leases and municipal leases represented 99.6% of total leases, while consumer leases made up the remaining percentage which is comparable to December 31, 2011.

Acquired loans were recorded at fair value pursuant to the purchase accounting guidelines in FASB ASC 805 – “Fair Value Measurements and Disclosures” (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses). At acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC Subtopic 310-30, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

The carrying value of loans acquired from VIST and accounted for in accordance with ASC Subtopic 310-30, “Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $80.2 million at December 31, 2012, as compared to $92.3 million at acquisition date of August 1, 2012. The difference represents loan payments received after August 1, 2012. Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

There were no material increases or decreases in the expected cash flows between August 1, 2012 (the “acquisition date”) and December 31, 2012. The Company recognized $3.8 million of accretion in interest income on the loans acquired with evidence of credit deterioration in the period since acquisition.

The carrying value of loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $741.3 million at December 31, 2012. The fair value of the acquired loans not exhibiting evidence of credit impairment was determined by projecting contractual cash flows discounted at risk-adjusted interest rates.

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

Purchased performing loans were recorded at fair value, including a credit discount. Credit losses on acquired performing loans are estimated based on analysis of the performing portfolio. The purchased performing portfolio also included a general interest rate mark (premium). Both the credit discount and interest rate mark are accreted/amortized as a yield adjustment over the estimated lives of the loans. Interest is accrued daily on the outstanding principal balances of purchased performing loans.

At December 31, 2012, acquired loans included $37.6 million of covered loans. VIST Financial had acquired these loans in an FDIC assisted transaction in the fourth quarter of 2010. In accordance with loss sharing agreements with the FDIC, certain losses and expenses relating to covered loans may be reimbursed by the FDIC at 70% or, if certain levels of reimbursement are reached, 80%. See Note 6 – “FDIC Indemnification Asset Related to Covered Loans” in the Notes to Consolidated Financial Statements in Part II, Item 8. of this Report on Form 10-K.

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

Analysis of Past Due and Nonperforming Loans
(dollar amounts in thousands)	2012	2011	2010	2009	2008
Loans 90 days past due and accruing
Commercial and industrial	$0	$0	$842	$294	$0
Residential real estate	257	1,378	368	75	143
Consumer and other	0	2	0	0	18
Leases	0	0	7	0	0
Total loans 90 days past due and accruing	257	1,380	1,217	369	161
Nonaccrual loans
Commercial and industrial	1,340	7,105	7,271	7,334	2,606
Commercial real estate	25,014	26,352	24,791	16,664	8,288
Residential real estate	11,084	5,884	9,111	7,070	4,497
Consumer and other	302	237	309	193	407
Leases	0	10	19	28	0
Total nonaccrual loans	37,740	39,587	41,501	31,289	15,798
Troubled debt restructurings not included above	1,532	428	2,564	3,265	69
Total nonperforming loans and leases	39,529	41,396	45,282	34,923	16,028
Other real estate owned	4,862	1,334	1,255	299	110
Total nonperforming assets	$44,391	$42,730	$46,537	$35,222	$16,138
Allowance as a percentage of originated loans and leases outstanding	1.16%	1.39%	1.46%	1.27%	1.03%
Allowance as a percentage of total loans and leases outstanding	0.83%	1.39%	1.46%	1.27%	1.03%
Allowance as a percentage of nonperforming loans and leases	62.34%	66.65%	61.46%	69.72%	116.50%
Total nonperforming assets as percentage of total assets	0.92%	1.26%	1.43%	1.12%	0.56%

* The 2012 column in the above table excludes $18.7 million of acquired loans that are 90 days past due and accruing interest. These loans were originally recorded at fair value on the acquisition date of August 1, 2012. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

The level of nonperforming assets at the past five year ends is illustrated in the table above. In general, nonperforming assets increased in 2009 and 2010 reflective of weak economic conditions which began in the latter part of 2008. The Company has seen the level of nonperforming assets decrease over the past two years. The dollar volume of nonperforming assets at year-end 2012 is up 3.9% from year-end 2011; however, the ratio of nonperforming assets to total assets was down over the same period. The increase in nonperforming assets was partially due to an increase in other real estate owned. The increase in other real estate owned included $2.2 million acquired in the VIST Financial acquisition. While certain economic indicators have started to show signs of improvement there is much debate over the strength and sustainability of the upturn and weaknesses remain such as high unemployment. The Company has seen some improvement in the financial conditions of many of the Company’s commercial and agricultural customers. The Company’s ratio of nonperforming assets to total assets continues to compare favorably to its peer group’s most recent ratio of 1.97% at December 31, 2012. The peer data is from the Federal Reserve Board and represents banks or bank holding companies with assets between $3.0 billion and $10.0 billion.

Nonperforming loans at December 31, 2012 were down $1.9 million or 4.5% from December 31, 2011. Nonperforming loans represented 1.85% of total originated loans at December 31, 2012, compared to 2.09% of total loans at December 31, 2011, and 2.37% of total loans at December 30, 2010. A breakdown of nonperforming loans by portfolio segment is shown above. Loans secured by commercial real estate represent 63.3% of total nonperforming loans at December 31, 2012. Included in this category are two relationships with an aggregate balance of $10.0 million at December 31, 2012 and $12.5 million at December 31, 2011. Both of these relationships are considered impaired and have been written down to fair value. The decrease in nonaccrual commercial and industrial loans from December 31, 2011 to December 31, 2012 is largely due to a charge-off of $4.2 million of one commercial loan. The increase in residential nonaccrual loans reflects the impact of the weakness in the economy and real estate markets.

Loans are considered modified in a troubled debt restructuring (“TDR”) when, due to a borrower’s financial difficulties; the Company makes a concession(s) to the borrower that it would not otherwise consider. When modifications are provided for reasons other than as a result of the financial distress of the borrower, these loans are not classified as TDRs or impaired. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”. Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and have shown a satisfactory period of repayment (generally six consecutive months) and where full collection of all is reasonably assured. The TDR amount of $1.5 million at December 31, 2012, consists of two commercial relationships where three loans were modified with concessions granted due to the stressed financial condition of the borrower. The TDR at December 31, 2011 was one commercial relationship with an outstanding balance of $428,000. By the end of 2012, this relationship was no longer classified as a TDR as it had been accruing for a year and it yields a market rate of interest. At December 31, 2012 the Company had $9.8 million in TDRs of which $8.3 million were included in nonaccrual loans in the table above.

In general, the Company places a loan on nonaccrual status if principal or interest payments becomes 90 days or more past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when called for by regulatory requirements. Although in nonaccrual status, the Company may continue to receive payments on these loans. These payments are generally recorded as a reduction to principal and interest income is recorded only after principal recovery is reasonably assured. As of December 31, 2012, the Company was regularly receiving payments on approximately 37% of the loans categorized as nonaccrual. The difference between the interest income that would have been recorded if these loans and leases had been paid in accordance with their original terms and the interest income that was recorded for the year ended December 31, 2012, was $1.7 million. The amount for the year ended December 31, 2011, was $2.7 million and $1.7 million for December 31, 2010. The Company had no material commitments to make additional advances to borrowers with nonperforming loans.

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

The Company’s recorded investment in loans and leases that are considered impaired totaled $24.7 million at December 31, 2012, and $32.8 million at December 31, 2011. At December 31, 2012, the $24.7 million did not have any specific reserve allocations. At December 31, 2011, $8.7 million of the $32.8 million of impaired loans had specific reserve allocations of $3.5 million and $24.1 million had no specific reserve allocation. The decrease in impaired loans at year-end 2012 from year-end 2011 was mainly due to charge-offs related to three credits, all of which had specific reserve allocations at year-end 2011. The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserves because of the amount of collateral support with respect to these loans or the loans have been written down to fair value. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis. Interest income recognized on impaired loans and leases, all collected in cash, was $0 for both 2012 and 2011 and $252,000 for 2010.

The ratio of the allowance to nonperforming loans (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 62.3% at December 31, 2012, compared to 66.7% at December 31, 2011. The Company’s nonperforming loans are mostly made up of collateral dependent impaired loans requiring little to no specific allowance due to the level of collateral available with respect to these loans and/or previous charge-offs. The Company’s ratio is below our peer group ratio of 101.15% as of December 31, 2012.

Management reviews the loan portfolio continuously for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its credit administration function, identified 42 commercial relationships from the originated portfolio and 49 commercial relationships from the acquired portfolio totaling $25.4 million and $30.2 million respectively at December 31, 2012 that were potential problem loans. This presents an improvement in the originated portfolio from the 60 commercial relationships totaling $40.2 million at December 31, 2011, which were classified as Substandard, and continued to accrue interest. Of the 42 commercial relationships from the originated portfolio, there are 10 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $19.8 million. Of the 49 commercial relationships from the acquired loan portfolio, there are 8 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $15.6 million. Over the past few years, the Company has seen an increase in potential problem loans as weak economic conditions have strained borrowers’ cash flows and collateral values. The decrease in the dollar volume of potential problem loans since year-end 2011 was mainly due to the upgrade of several large commercial credits to a risk grading better than Substandard as well as the charge off of a certain credit. The Company continues to monitor these relationships, however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.

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

The Company’s methodology for determining the allowance for loan and lease losses focuses on ongoing reviews of larger individual loans and leases, historical net charge-offs, delinquencies in the loan and lease portfolio, the level of impaired and nonperforming loans, values of underlying loan and lease collateral, the overall risk characteristics of the portfolios, changes in character or size of the portfolios, geographic location, current economic and industrial conditions, changes in capabilities and experience of lending management and staff, and other relevant factors. The various factors used in the methodologies are reviewed on a regular basis.

At least annually, management reviews all commercial and industrial and commercial real estate loans exceeding a certain threshold and assigns a risk rating. The Company uses an internal loan rating system of pass credits, special mention loans, substandard loans, doubtful loans, and loss loans (which are fully charged off). The definitions of “special mention”, “substandard”, “doubtful” and “loss” are consistent with bank regulatory definitions. Factors considered in assigning loan ratings include: the customer’s ability to repay based upon customer’s expected future cash flow, operating results, and financial condition; the underlying collateral, if any; and the economic environment and industry in which the customer operates. Special mention loans have potential weaknesses that if left uncorrected may result in deterioration of the repayment prospects and a downgrade to a more severe risk rating. A substandard loan credit has a well-defined weakness which makes payment default or principal exposure likely, but not yet certain. There is a possibility that the Company will sustain some loss if the deficiencies are not corrected. A doubtful loan has a high possibility of loss, but the extent of the loss is difficult to quantify because of certain important and reasonably specific pending factors.

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. Based on its evaluation of the allowance as of December 31, 2012, management considers the allowance to be appropriate. Under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance.

The allocation of the Company’s originated allowance as of December 31, 2012, and each of the previous four years is illustrated in Table 6- Allocation of the Allowance for Loan and Lease Losses, below. As of December 31, 2012, there was no allowance for acquired loans.

Acquired Loans and Leases

As part of our determination of the fair value of our acquired loans at the time of acquisition, the Company established a credit mark to provide for future losses in our acquired loan portfolio. There was no allowance for loan losses carried over from the acquired company. To the extent that credit quality deteriorates subsequent to acquisition, such deterioration would result in the establishment of an allowance for the acquired loan portfolio. In general the loans acquired from VIST have performed in line with our expectations at acquisition. As such, as of December 31, 2012, there was no allowance for acquired loans. There were also no charge-offs or provision expense related to acquired loans between the acquisition date of August 1, 2012 and December 31, 2012.

Acquired loans accounted for under ASC 310-30

Acquired loans were accounted for under ASC 310-30, and our allowance for loan losses is estimated based upon our expected cash flows for these loans. To the extent that we experience a deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.

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

Table 6 - Allocation of the Allowance for Originated Loan and Lease Losses
	As of December 31,
(in thousands)	2012	2011	2010	2009	2008
Originated loans outstanding at end of year	$2,133,106	$1,981,849	$1,910,358	$1,914,818	$1,817,531
Acquired loans outstanding at end of year	821,504	0	0	0	0
Total loans outstanding at end of year	$2,954,610	$1,981,849	$1,910,358	$1,914,818	$1,817,531
Allocation of the originated allowance by originated loan type:
Commercial and industrial	$7,533	$8,936	$7,824	$7,304	$6,225
Commercial real estate	10,184	12,662	14,445	11,119	7,190
Residential real estate	4,981	4,247	3,526	3,616	2,960
Consumer and other	1,940	1,709	1,976	2,230	2,219
Leases	5	39	61	81	78
Total	$24,643	$27,593	$27,832	$24,350	$18,672

Allocation of the originated allowance as a percentage of total originated allowance:
Commercial and industrial	31%	32%	28%	30%	33%
Commercial real estate	41%	46%	52%	46%	39%
Residential real estate	20%	16%	13%	15%	16%
Consumer and other	8%	6%	7%	9%	12%
Leases	0%	0%	0%	0%	0%
Total	100%	100%	100%	100%	100%
Loan and lease types as a percentage of total loans and leases:
Commercial and industrial	24%	24%	25%	26%	26%
Commercial real estate	39%	39%	38%	36%	34%
Residential real estate	33%	33%	32%	32%	34%
Consumer and other	4%	3%	4%	5%	5%
Leases	0%	1%	1%	1%	1%
Total	100%	100%	100%	100%	100%

* There was no allowance for acquired loans accounted for in accordance with ASC Topic 805 for the periods shown above.

Management is committed to maintaining an appropriate allowance. The above allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

As shown above, the allowance increased from 2008 to 2010, remained relatively flat at year-end 2011 compared to year-end 2010 and decreased in 2012 compared to year-end 2011. The majority of the growth in the allowance has been allocated to commercial real estate, commercial loans, and residential real estate loans and was driven by deterioration in asset quality measures, including: higher levels of net charge-offs, internally-classified commercial and commercial real estate loans, and nonperforming loans and leases; weak economic conditions; soft real estate markets; and growth in the loan portfolio. The increase in the Company’s net charge-offs over the above period has led to higher historical loss factors in the allowance model. These historical loss factors were also adjusted upwards between 2008 to 2011 to reflect weak and uncertain economic conditions, including pressure on real estate values, and high unemployment. The allocations assigned to the internally-classified loans were also up as a result of an increase in the volume of loans internally-classified and higher historical loss factors. Over the past two years, the Company has seen some signs of improvement in the economies within its market areas as well as in the financial conditions of its customers. This has been evidenced by a decrease in the level of nonperforming loans and leases and internally-classified loans and leases over the past two years. The amount of originated loans internally-classified Special Mention, Substandard and Doubtful totaled $101.4 million at December 31, 2012 compared to $126.6 million at December 31, 2011 and $172.6 million at December 31, 2010.

Reserve allocations for residential loans are up over year-end 2011 amid concern over continued high unemployment, soft real estate values in some of the Company’s market areas, and an increase in nonperforming residential loans in 2012 over 2011. The decrease in the allocation for commercial and industrial loans was mainly a result of a decrease in allocations for specific loans and a decrease in the level of Substandard commercial and industrial loans. In 2012, the Company upgraded a larger commercial relationship totaling $11.2 million from Substandard to a nonclassified or pass rating based upon improved operating results. The Company also downgraded one commercial relationship totaling $16.9 million from a pass to a Special Mention due to some weakness in 2011 operating results. Commercial and industrial loan charge-offs were up in 2012 compared to 2011; however, the increase was mainly due to a $4.2 million charge off of a commercial and industrial loan during the fourth quarter of 2012. This loan was previously identified and had specific allocations assigned in prior quarters based upon the facts and circumstances in effect in those prior quarters. As a result of events that occurred during the fourth quarter, the Company recorded the $4.2 million charge-off. The decrease in the allocation for commercial real estate was mainly a result of a decrease in the level of classified commercial real estate loans as well as an overall decrease in commercial real estate related charge-offs. The allocation for consumer loans is up as the increase in consumer loan charge-offs during the period. This was mitigated by a decrease in the outstanding balance for this portfolio.

The level of future charge-offs is dependent upon a variety of factors such as national and local economic conditions, trends in various industries, underwriting characteristics, and conditions unique to each borrower. Given uncertainties surrounding these factors, it is difficult to estimate future losses.

Table 7 - Analysis of the Allowance for Originated Loan and Lease Losses
	December 31,
(in thousands)	2012	2011	2010	2009	2008
Average originated loans outstanding during year	$2,301,901	$1,928,540	$1,897,983	$1,850,453	$1,612,716
Balance of allowance at beginning of year	27,593	27,832	24,350	18,672	14,607

Originated loans charged-off:
Commercial and industrial	5,328	2,403	3,265	1,653	1,491
Commercial real estate	3,977	4,488	1,167	558	473
Residential real estate	2,390	2,730	791	828	112
Consumer and other	826	608	912	1,195	1,214
Leases	0	3	0	0	0
Total loans charged-off	$12,521	$10,232	$6,135	$4,234	$3,290

Recoveries of originated loans previously charged-off:
Commercial and industrial	198	424	464	305	132
Commercial real estate	200	280	225	27	0
Residential real estate	30	33	85	24	2
Consumer and other	306	311	336	268	308
Total loans recovered	$734	$1,048	$1,110	$624	$442
Net loans charged-off	11,787	9,184	5,025	3,610	2,848
Allowance acquired in purchase acquisition	0	0	0	0	1,485
Additions to allowance charged to operations	8,837	8,945	8,507	9,288	5,428
Balance of allowance at end of year	$24,643	$27,593	$27,832	$24,350	$18,672
Allowance as a percentage of originated loans and leases outstanding	1.16%	1.39%	1.46%	1.27%	1.03%
Net charge-offs as a percentage of average originated loans and leases outstanding during the year	0.51%	0.48%	0.26%	0.20%	0.18%

* There was no allowance for acquired loans accounted for in accordance with ASC Topic 805 for the periods shown above. There were no charge-offs or recoveries in the acquired portfolio.

The provision for loan and lease losses represents management estimate of the expense necessary to maintain the allowance for loan and lease losses at an appropriate level. The provision for loan and lease losses was $8.8 million in 2012, compared to $8.9 million in 2011. Net loan charge-offs of $11.8 million in 2012 were up from $9.2 million in 2011, and included one commercial loan charge-off of about $4.2 million in the fourth quarter of 2012. The Company has seen improvement in credit quality metrics over the past several quarters and current levels of nonperforming loans and criticized and classified loans are down from prior year end.

The ratio of net charge-offs to average originated total loans and leases of 0.51% for 2012 is up slightly over the prior year, but is favorable to a peer ratio of 0.64%. The peer data is from the Federal Reserve Board and represents banks or bank holding companies with assets between $3.0 billion and $10.0 billion. The peer ratio is as of December 31, 2012, the most recent data available from the Federal Reserve Board.

The ratio of the allowance for originated loan and lease losses as a percentage of total loans decreased 23 basis points from 1.39% at year-end 2011 to 1.16% at year-end 2012, which is reflective of the improvement in the level of classified loans and nonperforming loans and leases. Management believes that, based upon its evaluation as of December 31, 2012, the allowance is appropriate.

Deposits and Other Liabilities

Total deposits of $4.0 billion at December 31, 2012, were up $1.3 billion or 48.5% over year-end 2012. VIST Bank had total deposits of $1.2 billion as of the acquisition date of August 1, 2012. Deposit growth included $787.5 million in interest checking, savings and money market balances (VIST Bank had a balance of $661.8 million at acquisition) and $215.5 million in noninterest bearing deposits (VIST Bank had $129.5 million at acquisition). Time deposits increased by 41.7% or $286.6 million in 2012 over 2011. VIST Bank had $393.9 million of time deposits at the time of acquisition. During the fourth quarter of 2012, the Company paid down $61.9 million in non-core time deposits that were acquired in the VIST Financial acquisition. The low interest rate environment has resulted in a shift in customer savings trends, as time deposits have continued to decline, while noninterest-bearing deposits and savings deposits have increased.

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

Core deposits grew by $1.0 billion or 46.8% ($890.2 million due to VIST Bank acquisition) to $3.2 billion at year-end 2012 from $2.2 billion at year-end 2011. Core deposits represented 82.2% of total deposits at December 31, 2012, compared to 83.1% of total deposits at December 31, 2011.

Municipal money market accounts increased by $132.8 million or 45.5% to $424.5 million at year-end 2012 ($124.8 million due to the VIST Bank acquisition) from $291.7 million at year-end 2011. In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August. Account balances tend to increase throughout the fall and into the winter months from tax deposits and receive an additional inflow at the end of March from the electronic deposit of state funds.

Table 1-Average Statements of Condition and Net Interest Analysis shows the average balance and average rate paid on the Company’s primary deposit categories for the years ended December 31, 2012, 2011, and 2010. Average interest-bearing deposits were up 25.6% in 2012 over 2011; VIST Bank had total interest-bearing deposits of $1.0 billion at acquisition. The average cost of interest-bearing deposits decreased to 0.47% for 2012 from 0.63% in 2011. A maturity schedule of time deposits outstanding at December 31, 2012, is included in “Note 9 Deposits” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $65.4 million at December 31, 2012, and $49.1 million at December 31, 2011. Management generally views local repurchase agreements as an alternative to large time deposits. The Company’s wholesale repurchase agreements amounted to $148.5 million at December 31, 2012, and $120.0 million at December 31, 2011. At December 31, 2012, the wholesale repurchase agreements included $115.0 with the FHLB and $33.5 million with a large financial institution due to the VIST Financial acquisition. Refer to “Note 10 Federal Funds Purchased and Securities Sold Under Agreements to Repurchase” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report for further details on the Company’s repurchase agreements.

The Company’s other borrowings totaled $111.8 million at year-end 2012, down $74.2 million or 39.9% from $186.1 million at year-end 2011. The decrease in borrowings primarily reflects the pay down of FHLB borrowings as a result of deposit growth and soft loan demand. The $111.8 million in borrowings at December 31, 2012, included $91.8 million in term advances and a $20.0 million advance from a bank. Of the $91.8 million of the FHLB term advances at year-end 2012, $80.0 million are due over one year and have a weighted average rate of 4.79%. In 2007, the Company elected to account for a $10.0 million advance with the FHLB at fair value. The fair value of this advance decreased by $246,000 (pre-tax net mark-to-market gain of $246,000) over the 12-months ended December 31, 2012.

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

Non-core funding sources totaled $1.0 billion at December 31, 2012, an increase of $224.3 million or 27.9% from $804.0 million at December 31, 2011. A large contributor to the increase in non-core funding sources at year-end 2012 from year-end 2011 is the VIST Financial acquisition. VIST Financial had $329.0 million in non-core funding on the date of acquisition. Excluding the non-core funding sources acquired from the VIST Financial acquisition, non-core funding sources decreased year-over-year as the Company used growth in core deposits to pay down FHLB advances and securities sold under agreements to repurchase as loan demand continued to be relatively soft. In addition, as part of a planned balance sheet restructuring following the VIST Financial acquisition, the Company sold approximately $74.9 million of available-for-sale securities, at a pre-tax loss of $194,000 and used the proceeds, together with other available cash, to prepay repurchase agreements of about $85.6 million, inclusive of prepayment fees. With the growth in core deposits, including those acquired in the VIST acquisition, non-core funding sources as a percentage of total liabilities decreased from 25.9% at year-end 2011 to 23.4% at year-end 2012.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $986.8 million and $730.6 million at December 31, 2012 and 2011, respectively, were either pledged or sold under agreements to repurchase. Pledged securities represented 68.8% of total securities at December 31, 2012, compared to 66.1% of total securities at December 31, 2011.

Cash and cash equivalents totaled $118.9 million as of December 31, 2012, up from $49.5 million at December 31, 2011. Short-term investments, consisting of securities due in one year or less, increased from $19.6 million at December 31, 2011, to $53.1 million on December 31, 2012. The Company also has $16.5 million of securities designated as trading securities.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $712.4 million at December 31, 2012 compared with $653.0 million at December 31, 2011. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $796.7 million at December 31, 2012 as compared to $731.1 million at December 31, 2011. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At December 31, 2012, the unused borrowing capacity on established lines with the FHLB was $1.1 billion.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At December 31, 2012, total unencumbered residential mortgage loans of the Company were $564.8 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

The Company has not identified any trends or circumstances that are reasonably likely to result in material increases or decreases in liquidity in the near term.

Table 8 - Loan Maturity

Remaining maturity of originated loans	At December 31, 2012
(in thousands)	Total	Within 1 year	1-5 years	After 5 years
Commercial and industrial	$524,653	$195,627	$186,171	$142,855
Commercial real estate	812,187	51,179	70,032	690,976
Residential real estate	733,581	757	22,266	710,558
Total	$2,070,421	$247,563	$278,469	$1,544,389

Remaining maturity of acquired loans	At December 31, 2012
(in thousands)	Total	Within 1 year	1-5 years	After 5 years
Commercial and industrial	$167,427	$65,910	$33,642	$67,875
Commercial real estate	491,680	40,339	157,733	293,608
Residential real estate	123,275	34,265	3,130	85,880
Covered Loans	37,600	15,446	11,864	10,290
Total	$819,982	$155,960	$206,369	$457,653

Of the loan amounts shown above in Table 8- Loan Maturity, maturing over 1 year, $925.6 million have fixed rates and $1.5 billion have adjustable rates.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business the Company is party to certain financial instruments, which in accordance with accounting principles generally accepted in the United States, are not included in its Consolidated Statements of Condition. These transactions include commitments under standby letters of credit, unused portions of lines of credit, and commitments to fund new loans and are undertaken to accommodate the financing needs of the Company’s customers. Loan commitments are agreements by the Company to lend monies at a future date. These loan and letter of credit commitments are subject to the same credit policies and reviews as the Company’s loans. Because most of these loan commitments expire within one year from the date of issue, the total amount of these loan commitments as of December 31, 2012, are not necessarily indicative of future cash requirements. Further information on these commitments and contingent liabilities is provided in “Note 18 Commitments and Contingent Liabilities” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report.

CONTRACTUAL OBLIGATIONS

The Company leases land, buildings, and equipment under operating lease arrangements extending to the year 2090. Most leases include options to renew for periods ranging from 5 to 20 years. In addition, the Company has a software contract for its core banking application through July 31, 2017, along with contracts for more specialized software programs through 2016. Further information on the Company’s lease arrangements is provided in “Note 8 Premises and Equipment” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Report. The Company’s contractual obligations as of December 31, 2012, are shown in Table 9-Contractual Obligations and Commitments below.

Table 9 - Contractual Obligations and Commitments

Contractual cash obligations	Payments Due By Period
(in thousands)	Within				Over 5
As of December 31, 2012	Total	1 year	1-3 years	3-5 years	Years
Long-term debt	$262,984	$53,595	$83,502	$125,887	$0
Operating leases	45,749	4,884	8,530	7,577	24,758
Software contracts	4,068	1,257	1,831	980	0
Total contractual cash obligations	$312,801	$59,736	$93,863	$134,444	$24,758

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to “Note 1 Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements in Part II, Item 8. of this Form 10-K for details of recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

Fourth Quarter Summary

Fourth quarter 2012 net income was $11.2 million, up 18.9% over fourth quarter 2011 net income of $9.4 million. Despite the rise in net income, diluted earnings per share of $0.77 for the fourth quarter of 2012, were down 8.3% from $0.84 for the comparable year-ago period. The decline was due to the greater number of shares outstanding in 2012 as a result of shares issued to complete the VIST Financial acquisition, and in the April 2012 capital raise.

The net interest margin for the fourth quarter of 2012 was 3.83%, an improvement from the 3.66% margin reported in the third quarter of 2012, and from the 3.62% margin reported in the fourth quarter of 2011. The margin improvement in the most recent two quarters benefited from the inclusion of VIST Bank into the Company’s combined results. The pay down of certain higher cost borrowings and non-core time deposits also helped the margin in the fourth quarter of 2012.

Taxable-equivalent net interest income of $49.6 million was up 43.8% compared to $28.6 million during the same quarter 2011. Taxable-equivalent net interest income benefitted from the acquisition of VIST Bank. Average earning assets increased $1.3 billion or 41.9%, to $4.4 billion in the fourth quarter of 2012 from $3.1 billion in the fourth quarter of 2011 largely as a result of the VIST Bank acquisition. The growth in average earnings assets in the fourth quarter over the year-earlier quarter included a $978.6 million or 49.9% increase in average loans and $317.2 million or 28.1% increase in average securities. The yield on interest earning assets was 4.45% in the fourth quarter of 2012, up 8 basis points from 4.37% in the fourth quarter of 2011. The rate paid on interest-bearing liabilities was 0.77% in the fourth quarter of 2012, down 19 basis points from 0.96% in the same quarter prior year.

Provision for loan and lease losses was $5.7 million for the fourth quarter of 2012, up from $1.2 million in the fourth quarter of 2011. Net charge-offs totaled $7.6 million in the fourth quarter of 2012, representing an annualized 1.03% of average loans and leases, compared with net charge-offs of $1.4 million in the fourth quarter of 2011, representing an annualized 0.29% of average loans and leases. The fourth quarter 2012 loan charge-offs included the charge-off of one large commercial relationship totaling $4.2 million.

Noninterest income was up $4.4 million or 39.4% for the fourth quarter compared to the same period in 2011. The largest category of improvement was insurance commissions and fees, which nearly doubled as a result of the VIST acquisition. The increase was partially offset by lower service charges on deposit accounts, which were impacted by regulatory changes implemented in the first quarter of 2012. Improvement in other income benefited from higher loan related fees (up $334,000) and gains on the sale of loans (up $187,000). Fourth quarter noninterest income also reflected $499,000 in losses on the sale of investments, which were used to pay down certain higher cost borrowings and non-core time deposits.

Noninterest expense for the fourth quarter of 2012 was $38.2 million, up 57.8% from the same period last year. The increase was mainly a result of the VIST acquisition and additional expenses related to the integration of VIST into the Company’s operations beginning in the third quarter of this year.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of November 30, 2012, a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year increase in net interest income from the base case of approximately 1.69%, while a 100 basis point parallel decline in interest rates over a one-year period would result in a marginal decrease in one-year net interest income from the base case of 0.07%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

The increase in net interest income in the rising rate scenario is a result of the balance sheet showing a more asset sensitive position due to the addition of VIST Bank. Rate sensitive assets which reprice or are replaced into higher rates outpace rising non-maturity deposit costs, resulting in an expansion of balance sheet spread and an increasing trend in net interest income. The slight exposure in the 100 basis point decline scenario results from the Company’s assets repricing downward to a greater degree than the rates on the Company’s interest-bearing liabilities, mainly deposits. Rates on savings and money market accounts are at low levels given the historically low interest rate environment experienced in recent years. In addition, the model assumes that prepayments accelerate in the down interest rate environment resulting in additional pressure on asset yields as proceeds are reinvested at lower rates.

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

In addition to the simulation analysis, management uses an interest rate gap measure. Table 10-Interest Rate Risk Analysis below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of December 31, 2011. The Company’s one-year interest rate gap was a negative $72.4 million or 1.50% of total assets at December 31, 2012, compared with a negative $89.0 million or 2.63% of total assets at December 31, 2011. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company’s net interest income is more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Table 10 - Interest Rate Risk Analysis

Condensed Static Gap - December 31, 2012	Repricing Interval

(in thousands)	Total	0-3 months	3-6 months	6-12 months	12 months
Interest-earning assets*	$4,409,331	$1,100,758	$215,526	$399,716	$1,716,000
Interest-bearing liabilities	3,487,739	1,336,975	171,152	280,278	1,788,405
Net gap position		(236,217)	44,374	119,438	(72,405)
Net gap position as a percentage of total assets		(4.88)%	0.92%	2.47%	(1.50)%

*Balances of available-for-sale securities are shown at amortized cost

[This Page Intentionally Left Blank]

Item 8. Financial Statements and Supplementary Data

Financial Statements and Supplementary Data consist of the consolidated financial statements as indexed and presented below and the Unaudited Quarterly Financial Data presented in Part II, Item 8. of this Report

60

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

The Audit/Examining Committee of the board of directors, composed solely of outside directors, meets periodically and privately with management, internal auditors, and independent registered public accounting firm, KPMG LLP, to review matters relating to the quality of financial reporting, internal accounting control, and the nature, extent, and results of audit efforts. The independent registered public accounting firm and internal auditors have unlimited access to the Audit/Examining Committee to discuss all such matters. The consolidated financial statements have been audited by KPMG, LLP for the purpose of expressing an opinion on the consolidated financial statements. In addition, KPMG, LLP has audited internal control over financial reporting, as of December 31, 2012.

/S/ Stephen S. Romaine	/S/ Francis M. Fetsko	Date: March 18, 2013

Stephen S. Romaine	Francis M. Fetsko
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Tompkins Financial Corporation:

We have audited the accompanying consolidated statements of condition of Tompkins Financial Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tompkins Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tompkins Financial Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG

Syracuse, New York

March 18, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Tompkins Financial Corporation:

We have audited Tompkins Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Tompkins Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 18, 2013 expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG

Syracuse, New York

March 18, 2013

Consolidated Statements of Condition
	As of December 31,
(In thousands, except share and per share data)	2012	2011
ASSETS

Cash and noninterest bearing balances due from banks	$117,448	$47,297
Interest bearing balances due from banks	1,482	2,170
Money market funds	0	100
Cash and Cash Equivalents	118,930	49,567

Trading securities, at fair value	16,450	19,598
Available-for-sale securities, at fair value (amortized cost of $1,349,416 at December 31, 2012
and $1,104,853 at December 31, 2011)	1,393,340	1,143,546
Held-to-maturity securities, fair value of $25,163 at December 31, 2012 and $27,255 at December 31, 2011	24,062	26,673
Originated loans and leases, net of unearned income and deferred costs and fees	2,133,106	1,981,849
Less: Allowance for originated loans and lease losses	24,643	27,593
Acquired loans and leases, covered	37,600	0
Acquired loans and leases, noncovered	783,904	0
Net Loans and Leases	2,929,967	1,954,256

FDIC Indemnification Asset	4,385	0
Federal Home Loan Bank stock and Federal Reserve Bank stock	19,388	19,070
Bank premises and equipment, net	54,581	44,712
Corporate owned life insurance	65,102	43,044
Goodwill	92,305	43,898
Other intangible assets, net	18,643	4,096
Accrued interest and other assets	100,044	51,788
Total Assets	$4,837,197	$3,400,248
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	2,144,367	1,356,870
Time	973,883	687,321
Noninterest bearing	831,919	616,373
Total Deposits	3,950,169	2,660,564

Federal funds purchased and securities sold under agreements to repurchase	213,973	169,090
Other borrowings, including certain amounts at fair value of $11,847 at December 31, 2012 and $12,093 at December 31, 2011	111,848	186,075
Trust preferred debentures	43,668	25,065
Other liabilities	76,179	60,311
Total Liabilities	$4,395,837	$3,101,105

EQUITY
Tompkins Financial Corporation shareholders' equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 14,426,711 shares at December 31, 2012; and 11,159,466 shares at December 31, 2011	1,443	1,116
Additional paid-in capital	334,649	206,395
Retained earnings	108,709	96,445
Accumulated other comprehensive loss	(2,106)	(3,677)
Treasury stock, at cost – 100,054 shares at December 31, 2012, and 95,105 shares at December 31, 2011	(2,787)	(2,588)

Total Tompkins Financial Corporation Shareholders’ Equity	439,908	297,691
Noncontrolling interests	1,452	1,452
Total Equity	$441,360	$299,143
Total Liabilities and Equity	$4,837,197	$3,400,248

See notes to consolidated financial statements.

Consolidated Statements of Income
	Year ended December 31,
(In thousands, except per share data)	2012	2011	2010
INTEREST AND DIVIDEND INCOME
Loans	$124,662	$103,998	$106,357
Due from banks	32	12	31
Federal funds sold	2	7	17
Trading securities	744	873	1,084
Available-for-sale securities	31,232	30,103	33,989
Held-to-maturity securities	860	1,185	1,535
Federal Home Loan Bank stock and Federal Reserve Bank stock	824	910	1,049
Total Interest and Dividend Income	158,356	137,088	144,062
INTEREST EXPENSE
Time certificates of deposits of $100,000 or more	3,322	3,292	4,297
Other deposits	8,910	9,795	13,380
Federal funds purchased and securities sold under agreements to repurchase	4,451	4,872	5,418
Trust preferred debentures	2,094	1,580	1,581
Other borrowings	5,436	6,143	7,611
Total Interest Expense	24,213	25,682	32,287
Net Interest Income	134,143	111,406	111,775
Less: Provision for loan and lease losses	8,837	8,945	8,507
Net Interest Income After Provision for Loan and Lease Losses	125,306	102,461	103,268
NONINTEREST INCOME
Insurance commissions and fees	19,421	13,542	12,738
Investment services income	14,340	14,287	14,329
Service charges on deposit accounts	7,441	8,491	8,554
Card services income	6,030	5,060	4,285
Mark-to-market (loss) gain on trading securities	(332)	62	219
Mark-to-market gain (loss) on liabilities held at fair value	246	(464)	(441)
Net other-than-temporary impairment losses[1]	(196)	(65)	(34)
Other income	7,534	6,705	6,331
Net gain on securities transactions	324	396	178
Total Noninterest Income	54,808	48,014	46,159
NONINTEREST EXPENSES
Salaries and wages	51,700	44,140	42,530
Pension and other employee benefits	18,075	14,275	14,523
Net occupancy expense of premises	8,969	7,117	7,161
Furniture and fixture expense	4,996	4,463	4,421
FDIC insurance	2,685	2,527	3,768
Amortization of intangible assets	1,264	589	762
Merger and integration related expenses	15,584	174	0
Other operating expenses	34,335	25,267	25,880
Total Noninterest Expenses	137,608	98,552	99,045
Income Before Income Tax Expense	42,506	51,923	50,382
Income Tax Expense	11,090	16,373	16,420
Net Income Attributable to Noncontrolling Interests and Tompkins Financial Corporation	31,416	35,550	33,962
Less: Net income attributable to noncontrolling interests	131	131	131
Net Income Attributable to Tompkins Financial Corporation	$31,285	$35,419	$33,831
Basic Earnings Per Share	$2.44	$3.21	$3.13
Diluted Earnings Per Share	$2.43	$3.20	$3.11

1 In 2012, other-than-temporary impairment ("OTTI") on securities available-for-sale totaling $196,000 was recognized in noninterest income. There were no additional non-credit OTTI losses on these securities in 2012. In 2011, OTTI on securities available-for-sale totaling $178,000 was recognized which included $113,000 in non-credit impairment losses recognized in accumulated other comprehensive income and $65,000 of OTTI losses recognized in noninterest income. In 2010, OTTI on securities available-for-sale totaling $34,000 was recognized in noninterest income. There were no additional non-credit OTTI losses on these securities in 2010.

See notes to consolidated financial statements

Consolidated Statements of Comprehensive Income

(in thousands)	2012	2011	2010
Net income attributable to noncontrolling interests and Tompkins Financial Corporation	$31,416	$35,550	$33,962
Other comprehensive income (loss), net of tax:

Available-for-sale securities:
Change in net unrealized gain/loss during the period	3,214	9,937	1,683
Reclassification adjustment for net realized gain on sale included in available-for-sale securities	(194)	(238)	(109)
Reclassification adjustment for credit impairment on available-for-sale securities	118	39	20

Employee benefit plans:
Net retirement plan loss	(3,037)	(12,595)	(1,118)
Net retirement plan prior service cost (credit)	0	(476)	232
Amortization of net retirement plan actuarial gain	1,395	880	1,172
Amortization of net retirement plan prior service cost (credit)	35	(4)	(93)
Amortization of net retirement plan transition liability	40	40	40

Other comprehensive income (loss)	1,571	(2,417)	1,827

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	32,987	33,133	35,789
Less: Other comprehensive income attributable to noncontrolling interests	(131)	(131)	(131)
Total comprehensive income attributable to Tompkins Financial Corporation	$32,856	$33,002	$35,658

See notes to consolidated financial statements

Consolidated Statements of Cash Flows	Year ended December 31,
(In thousands)	2012	2011	2010
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$31,285	$35,419	$33,831
Adjustments to reconcile net income, attributable to Tompkins Financial Corporation, to net cash provided by operating activities:
Provision for loan and lease losses	8,837	8,945	8,507
Depreciation and amortization of premises, equipment, and software	5,326	4,758	4,665
Amortization of intangible assets	1,264	589	762
Earnings from corporate owned life insurance, net	(1,715)	(1,504)	(1,378)
Net amortization on securities	12,313	9,376	4,793
Other-than-temporary impairment loss	196	65	34
Mark-to-market (gain) loss on trading securities	332	(62)	(219)
Mark-to-market loss (gain) loss on liabilities held at fair value	(246)	464	441
Deferred income tax expense (benefit)	6,930	(2,100)	2,251
Net gain on securities transactions	(324)	(396)	(178)
Net gain on sale of loans	(885)	(496)	(955)
Proceeds from sale of loans	38,438	27,074	54,566
Loans originated for sale	(37,462)	(25,498)	(53,532)
Net loss (gain) on sale of bank premises and equipment	55	(8)	(22)
Stock-based compensation expense	1,310	1,261	1,219
(Increase) decrease in interest receivable	(122)	(907)	1,961
Decrease in interest payable	(783)	(449)	(658)
Proceeds from maturities, calls and principal paydowns of trading securities	2,775	3,244	8,948
Contribution to pension plan	(7,000)	(2,750)	(7,250)
Decrease in FDIC prepaid insurance	2,468	2,190	3,311
Other, net	(1,216)	12,776	3,757
Net Cash Provided by Operating Activities	61,776	71,991	64,854
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	306,795	385,599	356,539
Proceeds from sales of available-for-sale securities	217,971	59,666	13,976
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	14,649	38,314	19,903
Proceeds from sale of held-to-maturity securities	0	0	382
Purchases of available-for-sale securities	(405,078)	(541,976)	(482,690)
Purchases of held-to-maturity securities	(12,043)	(10,002)	(30,461)
Net increase in loans and leases	(95,303)	(81,755)	(644)
Net decrease (increase) in Federal Home Loan Bank and Federal Reserve Bank Stock	4,338	2,915	(1,944)
Proceeds from sale of bank premises and equipment	59	48	83
Purchases of bank premises and equipment	(7,070)	(3,310)	(3,531)
Purchase of corporate owned life insurance	0	(1,500)	(2,625)
Net cash provided by (used in) acquisitions	4,289	(243)	0
Other, net	(1,348)	(372)	(2,783)
Net Cash Provided by (Used in) Investing Activities	27,259	(152,616)	(133,795)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	211,731	219,199	108,918
Net decrease in time deposits	(107,361)	(54,508)	(52,909)
Net decrease in securities sold under agreements to repurchase and Federal funds purchased	(74,807)	(14,519)	(9,322)
Increase in other borrowings	20,000	98,980	79,000
Repayment of other borrowings	(93,981)	(157,562)	(44,066)
Net shares issued related to restricted stock awards	(20)	(13)	0
Cash dividends	(19,021)	(15,420)	(14,381)
Cash paid in lieu of fractional shares for 10% stock dividend	0	0	(7)
Shares issued for dividend reinvestment plan	1,936	2,435	2,872
Shares issued for employee stock ownership plan	1,037	1,053	1,278
Common stock issued in capital raise	37,978	0	0
Net proceeds from exercise of stock options	2,494	866	1,549
Tax benefit from stock option exercises	342	16	212
Net Cash (Used in) Provided by Financing Activities	(19,672)	80,527	73,144
Net Increase (Decrease) in Cash and Cash Equivalents	69,363	(98)	4,203
Cash and cash equivalents at beginning of year	49,567	49,665	45,462
Total Cash & Cash Equivalents at End of Year	118,930	49,567	49,665

See notes to consolidated financial statements.

SUPPLEMENTAL CASH FLOW INFORMATION
	Year ended December 31,
(in thousands)	2012	2011	2,010

Cash paid during the year for - Interest	$24,996	$26,131	$32,945
Cash paid, net of refunds, during the year for - Income taxes	15,809	11,003	19,048
Non-cash investing and financing activities:
Fair value for non-cash assets other than goodwill acquired in purchase acquisitions	1,361,790	64	0
Fair value of liabilities assumed in purchase acquisitions	1,331,196	31	0
Goodwill related to acquisitions	48,407	2,309	0
Fair value of shares issued for acquisitions	82,198	2,535	0
Transfer of loans to other real estate owned	1,485	872	1,190

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at December 31, 2009	$978	$155,589	$92,402	$(3,087)	$(2,326)	$1,452	$245,008
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			33,831			131	33,962

Other comprehensive income				1,827			1,827

Total Comprehensive Income							35,789
Cash dividends ($1.33 per share)			(14,381)				(14,381)
Net exercise of stock options and related tax benefit (62,738 shares, net)	6	1,755					1,761
Effect of 10% stock dividend (988,664 shares)[1]	98	35,301	(35,399)				0
Cash paid in lieu of fractional shares			(7)				(7)
Stock-based compensation expense		1,219					1,219
Shares issued for dividend reinvestment plan (71,406 shares)	7	2,865					2,872
Shares issued for employee stock ownership plan (34,436 shares)	4	1,274					1,278
Directors deferred compensation plan (2,418 shares)		111			(111)		0
Dividend to noncontrolling interests						(131)	(131)
Balances at December 31, 2010	$1,093	$198,114	$76,446	$(1,260)	$(2,437)	$1,452	$273,408
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			35,419			131	35,550

Other comprehensive loss				(2,417)			(2,417)

Total Comprehensive Income							33,133
Cash dividends ($1.40 per share)			(15,420)				(15,420)
Net exercise of stock options and related tax benefit (26,757 shares, net)	2	880					882
Stock-based compensation expense		1,261					1,261
Shares issued for dividend reinvestment plan (61,262 shares)	6	2,429					2,435
Shares issued for employee stock ownership plan (25,139 shares)	3	1,050					1,053
Directors deferred compensation plan (3,080 shares)		151			(151)		0
Net shares issued related to restricted stock awards (36,735 shares, net)	4	(17)					(13)
Stock issued for purchase acquisition (75,188 shares)	8	2,527					2,535
Dividend to noncontrolling interests						(131)	(131)
Balances at December 31, 2011	$1,116	$206,395	$96,445	$(3,677)	$(2,588)	$1,452	$299,143

1 Included in the shares issued for the 10% stock dividend in 2010 were treasury shares of 3,264, and director deferred compensation plan shares of 4,620.

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (continued)

(in thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non- controlling Interests	Total
Balances at December 31, 2011	$1,116	$206,395	$96,445	$(3,677)	$(2,588)	$1,452	$299,143
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			31,285			131	31,416

Other comprehensive income				1,571			1,571

Total Comprehensive Income							32,987
Cash dividends ($1.46 per share)			(19,021)				(19,021)
Net exercise of stock options and related tax benefit (96,873 shares, net)	10	2,826					2,836
Stock-based compensation expense		1,310					1,310
Shares issued for dividend reinvestment plan (48,763 shares)	5	1,931					1,936
Shares issued for employee stock ownership plan (25,655 shares)	2	1,035					1,037
Directors deferred compensation plan (4,949 shares)		199			(199)		0
Restricted shares retired at vesting (367 shares)		(20)					(20)
Stock issued in capital raise (1,006,250 shares)	101	37,877					37,978
Stock issued for purchase acquisition (2,093,689 shares)	209	83,096					83,305
Dividend to noncontrolling interests						(131)	(131)
Balances at December 31, 2012	$1,443	$334,649	$108,709	$(2,106)	$(2,787)	$1,452	$441,360

See notes to consolidated financial statements

Note 1 Summary of Significant Accounting Policies

Basis of Presentation: Tompkins Financial Corporation (“Tompkins” or “the Company”) is a registered Financial Holding Company with the Federal Reserve Board pursuant to the Bank Holding Company Act of 1956, as amended, organized under the laws of New York State, and is the parent company of Tompkins Trust Company (the “Trust Company”), The Bank of Castile, The Mahopac National Bank (“Mahopac National Bank”), VIST Bank, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”) and TFA Management, Inc (“TFA Management”, formerly known as AM&M Financial Services, Inc. (“AM&M”)). Unless the context otherwise requires, the term “Company” refers to Tompkins Financial Corporation and its subsidiaries.

The consolidated financial information included herein combines the results of operations, the assets, liabilities, and shareholders’ equity (including comprehensive income or loss) of the Company and all entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions are eliminated in consolidation.

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under U.S. accounting principles generally accepted. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly owned subsidiaries, Tompkins Capital Trust I, Sleepy Hollow Capital Trust I, First Leesport Capital Trust I, Leesport Capital Trust II, and Madison Statutory Trust I are VIE’s for which the Company is not the primary beneficiary. Accordingly, the accounts of these entities are not included in the Company’s consolidated financial statements.

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

Cash and cash Equivalents: Cash and cash equivalents in the Consolidated Statements of Cash Flows include cash and noninterest bearing balances due from banks, interest-bearing balances due from banks, Federal funds sold, and money market funds. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that the Company is not exposed to any significant credit risk on cash and cash equivalents. Each bank subsidiary is required to maintain reserve balances by the Federal Reserve Bank of New York. At December 31, 2012, and December 31, 2011 the reserve requirements for the Company’s banking subsidiaries totaled $17.2 million and $7.9 million, respectively.

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

Premiums and discounts are amortized or accreted over the expected life of the related security as an adjustment to yield using the interest method. Dividend and interest income are recognized when earned. Realized gains and losses on the sale of securities are included in net gain on securities transactions. The cost of securities sold is based on the specific identification method.

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

Residential real estate loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Fair value is determined on the basis of the rates quoted in the secondary market. Net unrealized losses attributable to changes in market interest rates are recognized through a valuation allowance by charges to income. Loans are generally sold on a non-recourse basis with servicing retained. Any gain or loss on the sale of loans is recognized at the time of sale as the difference between the recorded basis in the loan and the net proceeds from the sale. The Company may use commitments at the time loans are originated or identified for sale to mitigate interest rate risk. The commitments to sell loans and the commitments to originate loans held-for-sale at a set interest rate, if originated, are considered derivatives under ASC Topic 815, Derivatives and Hedging. The impact of the estimated fair value adjustment was not significant to the consolidated financial statements.

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

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable time period, and there is a sustained period (generally six consecutive months) of repayment performance by the borrower in accordance with the contractual terms of the loan agreement. When interest accrual is discontinued, all unpaid accrued interest is reversed. Payments received on loans on nonaccrual are generally applied to reduce the principal balance of the loan.

The Company applies the provisions of ASC Topic 310-10-35, Loan Impairment, to all impaired commercial and commercial real estate loans over $250,000 and to all loans restructured in a troubled debt restructuring.  Allowances for loan losses for the remaining loans are recognized in accordance with ASC Topic 450, Contingencies (“ASC Topic 450”).  Management considers a loan to be impaired if, based on current information, it is probable that the Company will be unable to collect all scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan or, as a practical expedient, at the observable market price or the fair value of collateral (less costs to sell) if the loan is collateral dependent. Management excludes large groups of smaller balance homogeneous loans such as residential mortgages, consumer loans, and leases, which are collectively evaluated.

Loans are considered modified in a troubled debt restructuring (“TDR”) when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. These modifications may include, among others, an extension for the term of the loan, and granting a period when interest-only payments can be made with the principal payments and interest caught up over the remaining term of the loan or at maturity. Generally, a nonaccrual loan that has been modified in a TDR remains on non-accrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower's ability to meet the revised payment schedule is uncertain, the loan remains on nonaccrual status.

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

ACQUIRED LOANS AND LEASES: Loans acquired in acquisitions, subsequent to the effective date of ASC Topic 805, Business Combination, are recorded at fair value and subsequently accounted for in accordance with ASC Topic 310, and there is no carryover of related allowance for loan and lease losses. Loans acquired with evidence of credit impairment are accounted for under ASC Subtopic 310-30. These loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. In the VIST acquisition, the Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

Acquired loans not exhibiting evidence of credit impairment at the time of acquisition are accounted for under ASC Subtopic 310-20. The Company amortizes/accretes into interest income the premium/discount determined at the date of purchase over the life of the loan on a level yield basis. Subsequent to the acquisition date, the methods used to estimate the appropriate allowance for loan losses are similar to originated loans. These loans are placed on nonaccrual status in accordance with the Company’s policy for originated loans.

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

For acquired credit impaired loans accounted for under FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, (“ASC Topic 310-30”), the Company’s allowance for loan and lease losses is estimated based upon our expected cash flows for these loans.  To the extent that we experience a deterioration in borrower credit quality resulting in a decrease in our expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.

For acquired non-credit impaired loans accounted for under FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs, (“ASC Topic 310-20”), the Company’s allowance for loan and lease losses is maintained through provisions for loan losses based upon an evaluation process that is similar to our evaluation process used for originated loans.  This evaluation, which includes a review of loans on which full collectability may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical net loan loss experience, carrying value of the loans, which includes the remaining net purchase discount or premium, and other factors that warrant recognition in determining our allowance for loan losses.

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

Goodwill: Goodwill represents the excess of purchase price over the fair value of assets acquired in a transaction using purchase accounting. Goodwill has an indefinite useful life and is not amortized, but is tested for impairment. Goodwill impairment tests are performed on an annual basis or when events or circumstances dictate. The Company tests goodwill annually as of December 31. The Company has the option to perform a qualitative assessment of goodwill, which considers company-specific and economic characteristics that might impact its carrying value. If based on this qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative test (Step 1) is performed, which compares the the fair value of the reporting unit to the carrying amount of the reporting unit in order to identify potential impairment. If the estimated fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired. However, if the carrying amount of the reporting unit were to exceed its estimated fair value, a second step (Step 2) would be performed that would compare the implied fair value of the reporting unit's goodwill with the carrying amount of the goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting units.

Other Intangible assets: Other intangible assets include core deposit intangibles, customer related intangibles, covenants not to compete, and mortgage servicing rights. Core deposit intangibles represent a premium paid to acquire a base of stable, low cost deposits in the acquisition of a bank, or a bank branch, using purchase accounting. The amortization period for core deposit intangible ranges from 5 years to 10 years, using an accelerated method. The covenants not to compete are amortized on a straight-line basis over 3 to 6 years, while customer related intangibles are amortized on an accelerated basis over a range of 6 to 15 years. The amortization period is monitored to determine if circumstances require such periods to be revised. The Company periodically reviews its intangible assets for changes in circumstances that may indicate the carrying amount of the asset is impaired. The Company tests its intangible assets for impairment on an annual basis or more frequently if conditions indicate that an impairment loss has more likely than not been incurred.

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

Segment Reporting: The Company manages its operations through three reportable business segments in accordance with the standards set forth in FASB ASC Topic 280, “Segment Reporting”. The three segments are: (i) banking (“Banking”), (ii) insurance (“Tompkins Insurance Agencies, Inc.”) and (iii) wealth management (“Tompkins Financial Advisors”).  The Company’s insurance services and wealth management services are managed separately from the Bank. Additional information on the segments is presented in Note 23- “Segment and Related Information.”

Comprehensive Income: For the Company, comprehensive income represents net income plus the net change in unrealized gains or losses on securities available-for-sale for the period (net of taxes), and the actuarial gain or loss and amortization of unrealized amounts in the Company’s defined-benefit retirement and pension plan, supplemental employee retirement plan, and post-retirement life and healthcare benefit plan (net of taxes), and is presented in the Consolidated Statements of Comprehensive Income and Consolidated Statements of Changes in Shareholders’ Equity. Accumulated other comprehensive income (loss) represents the net unrealized gains or losses on securities available-for-sale (net of tax) and unrecognized net actuarial gain or loss, unrecognized prior service costs, and unrecognized net initial obligation (net of tax) in the Company’s defined-benefit retirement and pension plan, supplemental employee retirement plan, and post-retirement life and healthcare benefit plan.

PENSION AND OTHER EMPLOYEE BENEFITS: The Company maintains noncontributory defined-benefit and defined contribution plans, which cover substantially all employees of the Company. In addition, the Company also maintains supplemental employee retirement plans for certain executives and a post-retirement life and healthcare plan. These plans are discussed in detail in Note 13 “Employee Benefit Plans”. The Company incurs certain employment-related expenses associated with these plans. In order to measure the expense associated with these plans, various assumptions are made including the discount rate used to value certain liabilities, expected return on plan assets, anticipated mortality rates, and expected future healthcare costs. The assumptions are based on historical experience as well as current facts and circumstances. A third-party actuarial firm is used to assist management in measuring the expense and liability associated with the plans. The Company uses a December 31 measurement date for its plans. As of the measurement date, plan assets are determined based on fair value, generally representing observable market prices. The projected benefit obligation is primarily determined based on the present value of projected benefit distributions at an assumed discount rate.

The expenses associated with these plans are charged to current operating expenses. The Company recognizes an asset for a plan’s overfunded status or a liability for a plan’s underfunded status in the Company’s consolidated statements of condition, and recognizes changes in the funded status of these plans in comprehensive income, net of applicable taxes, in the year in which the change occurred.

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

FAIR VALUE MEASUREMENTS: The Company accounts for the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), for financial assets and financial liabilities. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. See Note 20 “Fair Value Measurements”.

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

ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 became effective on January 1, 2012, and did not have a significant impact on the Company’s financial statements.

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

ASU 2012-06, “Business Combinations (Topic 805) - Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force).” ASU 2012-06 clarifies the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. Under ASU 2012-06, when a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and, subsequently, a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). ASU 2012-06 is effective for the Company beginning January 1, 2013. The Company’s adoption on January 31, 2013 had no immediate significant impact on the Company’s financial statements.

ASU 2013-02, “Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  ASU 2013-02 requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective prospectively for the Company for annual and interim periods beginning January 1, 2013, and is not expected to have a significant impact on the Company’s financial statements.

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

Consideration Paid (in thousands)	August 1, 2012

Tompkins common stock issued	$82,198
Cash payment for fractional shares	13
Cash payments for VIST Financial employee stock options	1,236
Fair value of VIST Financial employee stock options, converted to Tompkins' common stock options	1,107
Cash payment for VIST Financial TARP, warrants and accrued and unpaid dividends	26,454
$111,008

Recognized amounts of identifiable assets acquired and liabilities assumed at estimated fair value
Cash and cash equivalents	$32,985
Available-for-sale securities	376,298
FHLB stock	4,751
Loans and leases	889,336
Premises and equipment	7,343
Identifiable intangible assets	16,017
Accrued interest receivable and other assets	68,045
Deposits	(1,185,235)
Borrowings	(138,263)
Other liabilities	(7,698)

Total identifiable assets	$63,579

Goodwill	$47,429

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

The following is a summary of the loans acquired in the VIST Financial acquisition as of the closing date.

	Acquired Credit Impaired Loans	Acquired Non-Credit Impaired Loans	Total Acquired Loans

Contractually required principal and interest at acquisition	$159,865	$1,058,168	$1,218,033
Contractual cash flows not expected to be collected (non-accretable difference)	59,128	0	59,128
Expected cash flows at acquisition	100,737	1,058,168	1,158,905
Interest component of expected cash flows (accretable difference)	8,425	261,144	269,569
Fair value of acquired loans	$92,312	$797,024	$889,336

The core deposit intangible and customer related intangibles totaled $10.7 million and $5.3 million, respectively and are being amortized over their estimated useful lives of approximately 10 years and 15 years, respectively, using an accelerated method. The goodwill is not being amortized but will be evaluated at least annually for impairment. The goodwill, core deposit intangibles, and customer related intangibles are not deductible for taxes.

The fair values of deposit liabilities with no stated maturities such as checking, money market, and savings accounts, were assumed to equal the carrying amounts since these deposits are payable on demand. The fair values of certificates of deposits and IRAs represent the present value of contractual cash flows discounted at market rates for similar certificates of deposit.

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

Direct costs related to the acquisition were expensed as incurred. During the twelve months ended December 31, 2012, the Company incurred $15.6 million of merger and acquisition integration-related expenses, which have been separately stated in the Company’s Consolidated Statements of Income.

Supplemental Pro Forma Financial Information

The following table presents financial information regarding the former VIST Financial operations included in our Consolidated Statements of Income from the date of the acquisition through December 31, 2012 under the column “Actual December 31, 2012.” In addition, the table provides condensed pro forma financial information assuming that the VIST Financial acquisition had been completed as of January 1, 2012, for the twelve months ended December 31, 2012 and as of January 1, 2011 for the twelve months ended December 31, 2011. The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the proforma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings or the impact of conforming certain acquire accounting policies to the Company’s policies that may have occurred as a result of the integration and consolidation of the acquisition. The pro forma information shown reflects adjustments related to certain purchase accounting fair value adjustments; amortization of core deposit and other intangibles; and related income tax effects.

		Twelve Months Ended
	Actual	Pro Forma	Pro Forma

(in thousands, except for per share data) (Unaudited)	12/31/2012	12/31/2012	12/31/2011

Net interest income	$22,819	$160,706	$166,303
Noninterest income	7,246	58,942	64,460
Net income	8,450	37,167	19,015
Earnings per share:
Basic		2.60	1.35
Diluted		2.58	1.34

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

Note 3 Securities

Available-for-Sale Securities

The following tables summarize available-for-sale securities held by the Company at December 31, 2012 and 2011:

	Available-for-Sale Securities
December 31, 2012	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
U.S. Treasury securities	$1,001	$3	$0	$1,004
Obligations of U.S. Government sponsored entities	570,871	22,909	2	593,778
Obligations of U.S. states and political subdivisions	76,803	2,326	73	79,056
Mortgage-backed securities – residential, issued by
U.S. Government agencies	162,853	5,362	548	167,667
U.S. Government sponsored entities	526,364	15,759	1,768	540,355
Non-U.S. Government agencies or sponsored entities	4,457	40	143	4,354
U.S. corporate debt securities	5,009	87	13	5,083
Total debt securities	1,347,358	46,486	2,547	1,391,297
Equity securities	2,058	0	15	2,043
Total available-for-sale securities	$1,349,416	$46,486	$2,562	$1,393,340

1 Net of other-than-temporary impairment losses recognized in earnings

	Available-for-Sale Securities
December 31, 2011	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
U.S. Treasury securities	$2,020	$50	$0	$2,070
Obligations of U.S. Government sponsored entities	408,958	13,663	31	422,590
Obligations of U.S. states and political subdivisions	56,939	2,722	8	59,653
Mortgage-backed securities – residential, issued by
U.S. Government agencies	123,426	6,347	0	129,773
U.S. Government sponsored entities	501,136	16,300	58	517,378
Non-U.S. Government agencies or sponsored entities	6,334	0	458	5,876
U.S. corporate debt securities	5,017	166	0	5,183
Total debt securities	1,103,830	39,248	555	1,142,523
Equity securities	1,023	0	0	1,023
Total available-for-sale securities	$1,104,853	$39,248	$555	$1,143,546

1 Net of other-than-temporary impairment losses recognized in earnings

Held-to-Maturity Securities

The following tables summarize held-to-maturity securities held by the Company at December 21, 2012 and 2011:

December 31, 2012	Held-to-Maturity Securities
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. states and political subdivisions	$24,062	$1,101	$0	$25,163
Total held-to-maturity debt securities	$24,062	$1,101	$0	$25,163

Held-to-Maturity Securities

December 31, 2011	Held-to-Maturity Securities
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of U.S. states and political subdivisions	$26,673	$582	$0	$27,255
Total held-to-maturity debt securities	$26,673	$582	$0	$27,255

The following table sets forth information with regard to sales transactions of securities available-for-sale:

	Year ended December 31,
(in thousands)	2012	2011	2010

Proceeds from sales	$217,971	$59,666	$13,976
Gross realized gains	1,268	510	181
Gross realized losses	(944)	(114)	(1)
Net gains on sales of available-for-sale securities	$324	$396	$180

Realized losses on held-to-maturity securities were $2,000 in 2010. The Company sold $382,000 of municipal securities that experienced significant deterioration in the issuer’s credit worthiness during 2010 and were downgraded below investment grade by a rating agency. The sale of these securities was directly a result of the deterioration in the issuer’s credit worthiness and does not impact the Company’s intent to hold its remaining held-to-maturity debt securities to maturity. There were no sales or realized losses on held-to-maturity securities in 2012 and 2011.

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2012:

December 31, 2012

Available-for-Sale Securities	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$1,147	$2	$0	$0	$1,147	$2
Obligations of U.S. states and political subdivisions	10,307	73	0	0	10,307	73

Mortgage-backed securities – residential, issued by
U.S. Government agencies	40,022	548	0	0	40,022	548
U.S. Government sponsored entities	128,365	1,768	0	0	128,365	1,768
Non-U.S. Government agencies or sponsored entities	833	143	0	0	833	143
U.S. corporate debt securities	2,487	13	0	0	2,487	13
Equity Securities	985	15	0	0	985	15
Total available-for-sale securities	$184,146	$2,562	$0	$0	$184,146	$2,562

There were no unrealized losses on held-to-maturity securities at December 31, 2012.

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2011:

December 31, 2011

Available-for-Sale Securities	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$30,831	$31	$0	$0	$30,831	$31
Obligations of U.S. states and political subdivisions	1,083	8	0	0	1,083	8

Mortgage-backed securities – residential, issued by U.S. Government agencies	28,307	58	0	0	28,307	58
Non-U.S. Government agencies or sponsored entities	1,944	172	3,932	286	5,876	458
Total available-for-sale securities	$62,165	$269	$3,932	$286	$66,097	$555

There were no unrealized losses on held-to-maturity securities at December 31, 2011.

The gross unrealized losses reported for residential mortgage-backed securities relate to investment securities issued by U.S. government sponsored entities such as Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, U.S. government agencies such as Government National Mortgage Association, and non-agencies. The total gross unrealized losses, shown in the tables above, were primarily attributable to changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and not due to the credit quality of the investment securities.

The Company does not intend to sell the investment securities that are in an unrealized loss position until recovery of unrealized losses (which may be until maturity), and it is not more-likely-than not that the Company will be required to sell the investment securities, before recovery of their amortized cost basis, which may be at maturity. Accordingly, as of December 31, 2012, and December 31, 2011, management believes the unrealized losses detailed in the tables above are not other-than-temporary.

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

As of December 31, 2012, the Company held five non-U.S. Government agencies or sponsored entities mortgage backed securities with a fair value of $4.4 million. The Company has determined that three of these non-U.S. Government mortgage backed securities were other-than-temporarily impaired based on an analysis of the above factors for these three securities. In 2012, 2011 and 2010, the Company reviewed these five securities and recorded additional credit related, other-than-temporary charges of $196,000, $65,000 and $34,000, respectively, on three of the non-U.S. Government mortgage backed securities. As of December 31, 2012, the net amount by which the carrying value of these three securities exceeded their fair value was $112,000. A continuation or worsening of current economic conditions may result in additional credit loss component of other-than-temporary impairment losses related to these investments.

The following table summarizes the roll-forward of credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment is recognized in other comprehensive income:

	As of December 31,

(in thousands)	2012	2011	2010
Credit losses at beginning of the period	$245	$180	$146
Credit losses related to securities for which an other-than-temporary impairment was recognized	196	65	34
Ending balance of credit losses on debt securities held for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$441	$245	$180

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are shown separately since they are not due at a single maturity date.

	Amortized	Fair
December 31, 2012 (in thousands)	Cost[1]	Value
Available-for-sale securities:
Due in one year or less	$39,552	$39,990
Due after one year through five years	355,296	370,933
Due after five years through ten years	255,795	264,966
Due after ten years	3,041	3,032
Total	653,684	678,921
Mortgage-backed securities	693,674	712,376
Total available-for-sale debt securities	$1,347,358	$1,391,297

1 Net of other-than-temporary impairment losses recognized in earnings.

December 31, 2011 (in thousands)	Amortized Cost[1]	Fair Value
Available-for-sale securities:
Due in one year or less	$8,611	$8,722
Due after one year through five years	252,388	265,814
Due after five years through ten years	202,782	205,584
Due after ten years	9,153	9,376
Total	472,934	489,496
Mortgage-backed securities	630,896	653,027
Total available-for-sale debt securities	$1,103,830	$1,142,523

1 Net of other-than-temporary impairment losses recognized in earnings.

	Amortized	Fair
December 31, 2012 (in thousands)	Cost	Value
Held-to-maturity securities:
Due in one year or less	$13,070	$13,154
Due after one year through five years	7,974	8,535
Due after five years through ten years	2,283	2,619
Due after ten years	735	855
Total held-to-maturity debt securities	$24,062	$25,163

	Amortized	Fair
December 31, 2011 (in thousands)	Cost	Value
Held-to-maturity securities:
Due in one year or less	$11,905	$11,932
Due after one year through five years	10,808	11,234
Due after five years through ten years	3,004	3,133
Due after ten years	956	956
Total held-to-maturity debt securities	$26,673	$27,255

Trading Securities

The following summarizes trading securities, at estimated fair value, as of:

(in thousands)	December 31, 2012	December 31, 2011

Obligations of U.S. Government sponsored entities	$11,860	$12,693
Mortgage-backed securities – residential, issued by
U.S. Government sponsored entities	4,590	6,905
Total trading securities	$16,450	$19,598

The decrease in trading securities reflects principal repayments received during 2012. The pre-tax mark-to-market losses on trading securities in 2012 were $332,000, compared to pre-tax net mark-to-market gains of $62,000 in 2011 and $219,000 in 2010.

The Company pledges securities as collateral for public deposits and other borrowings, and sells securities under agreements to repurchase. See “Note 10 - Federal Funds Purchased and Securities Sold Under Agreements to Repurchase” for further discussion. Securities carried of $1.0 billion and $698.9 million at December 31, 2012 and 2011, respectively, were either pledged or sold under agreements to repurchase.

Except for U.S. government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of shareholders’ equity at December 31, 2012.

The Company has equity investments in small business investment companies (“SBIC”) established for the purpose of providing financing to small businesses in market areas served by the Company. As of December 31, 2012 and 2011, these investments totaled $3.4 million and $4.0 million, respectively, and was included in other assets on the Company’s Consolidated Statements of Condition. The investment is accounted for under the equity method of accounting. As of December 31, 2012, the Company reviewed this investment and determined that there was no impairment.

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock and non-marketable Federal Reserve Bank (“FRB”) stock, all of which are required to be held for regulatory purposes and for borrowing availability. The required investment in FHLB stock is tied to the Company’s borrowing levels with the FHLB. Holdings of FHLBNY stock, FHLBPITT stock, and FRB stock totaled $13.2 million, $4.1 million, and $2.1 million at December 31, 2012, respectively. Holdings of FHLBNY stock and FRB stock totaled and $17.0 million and $2.1 million at December 31, 2011, respectively. These securities are carried at par, which is also cost. The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock. As such, the Company has not recognized any impairment on its holdings of FHLBNY and FHLBPITT stock.

Note 4 Loans and Leases

Loans and Leases at December 31, 2012 and December 31, 2011 were as follows:

	December 31, 2012			December 31, 2011
(in thousands)	Originated	Acquired	Total Loans and Leases	Total Loans and Leases (all originated)
Commercial and industrial
Agriculture	$77,777	$0	$77,777	$67,566
Commercial and industrial other	446,876	167,427	614,303	417,128
Subtotal commercial and industrial	524,653	167,427	692,080	484,694
Commercial real estate
Construction	41,605	43,074	84,679	47,304
Agriculture	48,309	3,247	51,556	53,071
Commercial real estate other	722,273	445,359	1,167,632	665,859
Subtotal commercial real estate	812,187	491,680	1,303,867	766,234
Residential real estate
Home equity	159,720	81,657	241,377	161,278
Mortgages	573,861	41,618	615,479	500,034
Subtotal residential real estate	733,581	123,275	856,856	661,312
Consumer and other
Indirect	26,679	24	26,703	32,787
Consumer and other	32,251	1,498	33,749	30,961
Subtotal consumer and other	58,930	1,522	60,452	63,748
Leases	4,618	0	4,618	6,489
Covered loans	0	37,600	37,600	0
Total loans and leases	2,133,969	821,504	2,955,473	1,982,477
Less: unearned income and deferred costs and fees	(863)	0	(863)	(628)
Total loans and leases, net of unearned income and deferred costs and fees	$2,133,106	$821,504	$2,954,610	$1,981,849

The outstanding principal balance and the related carrying amount of the Company's loans acquired in the VIST Acquisition are as follows at December 31:

(in thousands)	2012
Acquired Credit Impaired Loans
Outstanding principal balance	$114,516
Carrying amount	80,223

Acquired Non-Credit Impaired Loans
Outstanding principal balance	750,380
Carrying amount	741,281

Total Acquired Loans
Outstanding principal balance	864,896
Carrying amount	821,504

The following table presents changes in the accretable discount, which includes income recognized from contractual interest cash flows, for the dates indicated:

(in thousands)
Balance at January 1, 2012	$0
VIST Acquisition	10,008
Accretion	(3,836)
Disposal of loans	(96)
Reclassifications to/from nonaccretable difference	1,261

Balance at December 31, 2012	$7,337

The Company recognized $3.8 million of accretion in interest income on the loans acquired, with evidence of credit deterioration in the period since the acquisition date.

At December 31, 2012, acquired loans included $37.6 million of covered loans. VIST Financial had acquired these loans in an FDIC assisted transaction in the fourth quarter of 2010. In accordance with loss sharing agreement with the FDIC, certain losses and expenses relating to covered loans may be reimbursed by the FDIC at 70% or, if net losses exceed certain levels specified in the loss sharing agreements, 80%. “See Note 6 – FDIC Indemnification Asset Related to Covered Loans” for further discussion of the loss sharing agreements and related FDIC indemnification asset.

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

The Company may sell residential real estate loans in the secondary market based on interest rate considerations. These residential real estate loans are generally sold without recourse in accordance with standard secondary market loan sale agreements. These residential real estate loan sales are subject to customary representations and warranties, including representations and warranties related to gross incompetence and fraud. The Company has not had to repurchase any loans as a result of these general representations and warranties. While in the past, in rare circumstances, the Company agreed to sell residential real estate loans with recourse, the Company has not done so in the past several years and the amount of such loans is insignificant. The Company has never had to repurchase a loan sold with recourse.

Prior to August 2012, loans were generally sold to Federal Home Loan Mortgage Corporation (“FHLMC”) or State of New York Mortgage Agency (“SONYMA”). With the acquisition to VIST on August 1, 2012, the Company also sells loans to other third parties, including money center banks. During 2012, 2011, and 2010, the Company sold residential mortgage loans totaling $37.5 million, $26.6 million, and $56.3 million, respectively, and realized net gains on these sales of $885,000, $496,000, and $955,000, respectively. These residential real estate loans are generally sold without recourse in accordance with standard secondary market loan sale agreement. When residential mortgage loans are sold to FHLMC or SONYMA, the Company typically retains all servicing rights, which provides the Company with a source of fee income. In connection with the sales in 2012, 2011, and 2010, the Company recorded mortgage-servicing assets of $123,000, $176,000, and $376,000, respectively.

Amortization of mortgage servicing assets amounted to $330,000 in 2012, $257,000 in 2011, and $262,000 in 2010. At December 31, 2012 and 2011, the Company serviced residential mortgage loans aggregating $189.9 million and $213.1 million, including loans securitized and held as available-for-sale securities. Mortgage servicing rights, at amortized basis, totaled $1.2 million at December 31, 2012 and $1.4 million at December 31, 2011. These mortgage servicing rights were evaluated for impairment at year end 2012 and 2011 and no impairment was recognized. Loans held for sale, which are included in residential real estate totaled $102,000 and $193,000 at December 31, 2012 and 2011, respectively.

As members of the FHLB, the Company’s subsidiary banks may use unencumbered mortgage related assets to secure borrowings from the FHLB. At December 31, 2012 and 2011, the Company had $90.0 million and $122.1 million, respectively, of term advances from the FHLB that were secured by residential mortgage loans.

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

Agriculture loans

Agriculturally-related loans include loans to dairy farms and vegetable crop farms. Agriculturally-related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment, or commodities/crops. The Company’s policy establishes a maximum LTV of 75% for real estate secured loans and debt service coverage ratio limits that require a borrower’s cash flow to be sufficient to cover principal and interest payments on all new and existing debt. The policy also establishes maximum LTV ratios for non-real estate collateral, such as livestock, commodities/crops, equipment and accounts receivable. Agriculturally-related loans may be fixed or variable rate loans with interest tied to Prime Rate, FHLBNY borrowing rates, or U.S. Treasury indices.

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

Loan and Lease Customers

The Company’s loan and lease customers are located primarily in the upstate New York communities served by its three subsidiary banks and in the Pennsylvania communities served by recently acquired VIST Bank. The Trust Company operates fifteen banking offices in the counties of Tompkins, Cayuga, Cortland, and Schuyler, New York. The Bank of Castile operates sixteen banking offices in towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State. Mahopac National Bank is located in Putnam County, New York, and operates five offices in that county, three offices in neighboring Dutchess County, New York, and seven offices in Westchester County, New York. VIST Bank operates twenty offices in Southeastern Pennsylvania. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

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

Loan transactions with related parties at December 31 are summarized as follows:

(in thousands)	2012	2011
Balance at beginning of year	$25,727	$22,357
New Directors/Executive Officers	2,508	0
New loans and advancements	6,219	20,314
Loan Payments	(1,064)	(16,944)
Balance at end of year	$33,390	$25,727

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

The below table is an age analysis of past due loans, segregated by originated and acquired loan and lease portfolios, and by class of loans, as of December 31, 2012.

(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing	Nonaccrual
Originated loans and leases
Commercial and industrial
Agriculture	$0	$0	$77,777	$77,777	$0	$28
Commercial and industrial other	2,575	509	443,792	446,876	0	748
Subtotal commercial and industrial	2,575	509	521,569	524,653	0	776
Commercial real estate
Construction	91	8,469	33,045	41,605	0	10,306
Agriculture	212	0	48,097	48,309	0	22
Commercial real estate other	1,232	9,541	711,500	722,273	0	13,168
Subtotal commercial real estate	1,535	18,010	792,642	812,187	0	23,496
Residential real estate
Home equity	582	2,348	156,790	159,720	120	1,641
Mortgages	2,303	6,975	564,583	573,861	137	7,182
Subtotal residential real estate	2,885	9,323	721,373	733,581	257	8,823
Consumer and other
Indirect	869	233	25,577	26,679	0	277
Consumer and other	126	0	32,125	32,251	0	16
Subtotal consumer and other	995	233	57,702	58,930	0	293
Leases	0	0	4,618	4,618	0	0
Total loans and leases	7,990	28,075	2,097,904	2,133,969	257	33,388
Less: unearned income and deferred costs and fees	0	0	0	(863)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$7,990	$28,075	$2,097,904	$2,133,106	$257	$33,388
Acquired loans and leases
Commercial and industrial
Commercial and industrial other	13	1,646	165,768	167,427	1,082	564
Subtotal commercial and industrial	13	1,646	165,768	167,427	1,082	564
Commercial real estate
Construction	53	6,607	36,414	43,074	6,419	188
Agriculture	0	0	3,247	3,247	0	0
Commercial real estate other	1,139	5,043	439,177	445,359	3,790	1,330
Subtotal commercial real estate	1,192	11,650	478,838	491,680	10,209	1,518
Residential real estate
Home equity	1,626	1,913	78,118	81,657	865	1,453
Mortgages	1,416	2,968	37,234	41,618	2,282	808
Subtotal residential real estate	3,042	4,881	115,352	123,275	3,147	2,261
Consumer and other
Indirect	0	0	24	24	0	0
Consumer and other	2	9	1,487	1,498	0	9
Subtotal consumer and other	2	9	1,511	1,522	0	9
Covered loans	1,014	4,272	32,314	37,600	4,272	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$5,263	$22,458	$793,783	$821,504	$18,710	$4,352

December 31, 2011
(in thousands)	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing	Nonaccrual
Originated loans and leases
Commercial and industrial
Agriculture	26	0	67,540	67,566	0	175
Commercial and industrial other	890	155	416,083	417,128	0	6,930
Subtotal commercial and Industrial	916	155	483,623	484,694	0	7,105
Commercial real estate
Construction	102	7,761	39,441	47,304	0	12,958
Agriculture	186	211	52,674	53,071	0	346
Commercial real estate other	4,923	9,449	651,487	665,859	0	13,048
Subtotal commercial real estate	5,211	17,421	743,602	766,234	0	26,352
Residential real estate
Home equity	1,217	1,232	158,829	161,278	322	1,222
Mortgages	4,808	4,942	490,284	500,034	1,056	4,662
Subtotal residential real estate	6,025	6,174	649,113	661,312	1,378	5,884
Consumer and other
Indirect	1,009	228	31,550	32,787	2	237
Consumer and other	0	0	30,961	30,961	0	0
Subtotal consumer and other	1,009	228	62,511	63,748	2	237
Leases	10	0	6,479	6,489	0	10
Total loans and leases	13,171	23,978	1,945,328	1,982,477	1,380	39,588
Total loans and leases, net of unearned income and deferred costs and fees	$13,171	$23,978	$1,945,328	$1,981,849	$1,380	$39,588

As of December 31, 2011, there were no acquired loans and leases accounted for in accordance with ASC Topic 310-30.

The difference between the interest income that would have been recorded if nonaccrual loans and leases had paid in accordance with their original terms and the interest income that was recorded for the year ended December 31, 2012 and 2011 and 2010 was $1.7 million, $2.7 million and $1.7 million, respectively. The Company had no material commitments to make additional advances to borrowers with nonperforming loans.

Note 5 Allowance for Loan and Lease Losses

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. While management’s evaluation of the allowance as of December 31, 2012, considers the allowance to be appropriate, under different conditions or assumptions, the Company may need to adjust the allowance.

Acquired Loans and Leases

As part of our determination of the fair value of our acquired loans at the time of acquisition, the Company established a credit mark to provide for future losses in our acquired loan portfolio. To the extent that credit quality deteriorates subsequent to acquisition, such deterioration would result in the establishment of an allowance for the acquired loan portfolio. In general, these loans have performed in line with our expectations at acquisition. As such, as of December 31, 2012, there was no allowance for acquired loans. There were also no charge-offs or provision expense related to acquired loans between acquisition date of August 1, 2012 and December 31, 2012.

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

Originated Loans and Leases

Changes in the allowance for originated loan and lease losses at December 31, are summarized as follows:

(in thousands)	2012	2011	2010
Originated allowance at beginning of year	$27,593	$27,832	$24,350
Provisions charged to operations	8,837	8,945	8,507
Recoveries on loans and leases	734	1,048	1,110
Loans and leases charged-off	(12,521)	(10,232)	(6,135)
Total originated allowance at end of year	$24,643	$27,593	$27,832

The following tables detail activity in the allowance for originated loan and lease losses by portfolio segment for the twelve months ended December 31, 2012 and 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2012
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses on originated loans:

Beginning balance	$8,936	$12,662	$4,247	$1,709	$39	$27,593

Charge-offs	(5,328)	(3,977)	(2,390)	(826)	0	(12,521)
Recoveries	198	200	30	306	0	734
Provision	3,727	1,299	3,094	751	(34)	8,837
Ending Balance	$7,533	$10,184	$4,981	$1,940	$5	$24,643

December 31, 2011
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Allowance for credit losses on originated loans:

Beginning balance	$7,824	$14,445	$3,526	$1,976	$61	$27,832

Charge-offs	(2,403)	(4,488)	(2,730)	(608)	(3)	(10,232)
Recoveries	424	280	33	311	0	1,048
Provision	3,091	2,425	3,418	30	(19)	8,945
Ending Balance	$8,936	$12,662	$4,247	$1,709	$39	$27,593

There was a charge-off taken on one commercial relationship totaling $4.2 million for the twelve months ended December 31, 2012.

Acquired Loans and Leases

As of December 31, 2012 there was no allowance for loans and leases for the acquired loan portfolio. There were also no provision expense or charge-offs related to the acquired loans between acquisition date of August 1, 2012 and December 31, 2012.

Originated Loans and Leases

At December 31, 2012 and 2011, the allocation of the allowance for originated loan and lease losses summarized on the basis of the Company's impairment methodology was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

December 31, 2012
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	7,533	10,184	4,981	1,940	5	24,643
Ending balance	$7,533	$10,184	$4,981	$1,940	$5	$24,643

December 31, 2011
Individually evaluated for impairment	$2,863	$667	$0	$0	$0	$3,530
Collectively evaluated for impairment	6,073	11,995	4,247	1,709	39	24,063
Ending balance	$8,936	$12,662	$4,247	$1,709	$39	$27,593

The recorded investment in originated loans and leases summarized on the basis of the Company's impairment methodology as of December 31, 2012 and 2011 was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total

December 31, 2012
Individually evaluated for impairment	$2,771	$21,478	$483	$0	$0	$24,732
Collectively evaluated for impairment	521,882	790,709	733,098	58,930	4,618	2,109,237
Total	$524,653	$812,187	$733,581	$58,930	$4,618	$2,133,969

December 31, 2011
Individually evaluated for impairment	$10,161	$22,150	$445	$0	$0	$32,756
Collectively evaluated for impairment	474,533	744,084	660,867	63,748	6,489	1,949,721
Total	$484,694	$766,234	$661,312	$63,748	$6,489	$1,982,477

A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all loans restructured in a troubled debt restructuring (TDR). Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off. The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserves because of the amount of collateral support with respect to these loans, and previous charge-offs. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis. Interest income recognized on impaired loans and leases, all collected in cash, was $0 for both 2012 and 2011, and $252,000 for 2010.

The following table summarizes the recorded investment in impaired loans.

December 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$2,771	$2,891	$0	$3,016	$0
Commercial real estate
Construction	6,763	12,373	0	7,430	0
Commercial real estate other	14,715	16,940	0	15,120	0
Residential real estate
Home equity or mortgage	483	483	0	484	0
Subtotal	$24,732	$32,687	$0	$26,050	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	0	0	0	3,140	0
Commercial real estate
Commercial real estate other	0	0	0	261	0
Subtotal	$0	$0	$0	$3,401	$0
Total	$24,732	$32,687	$0	$29,451	$0

December 31, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial and industrial
Agriculture	$0	$0	$0	$145	$0
Commercial and industrial other	2,489	2,915	0	2,939	0
Commercial real estate
Construction	9,018	14,628	0	3,284	0
Commercial real estate other	12,150	12,496	0	12,408	0
Home equity	445	445	0	166	0
Subtotal	$24,102	$30,484	$0	$18,942	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	4,197	4,197	2,113	2,938	0
Commercial real estate
Construction	3,475	3,475	750	8,462	0
Commercial real estate other	982	982	667	2,521	0
Subtotal	$8,654	$8,654	$3,530	$13,921	$0
Total	$32,756	$39,138	$3,530	$32,863	$0

December 31, 2010
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial and industrial
Agriculture	$724	$724	$0	$769	$5
Commercial and industrial other	3,393	4,336	0	4,113	37
Commercial real estate
Commercial real estate other	15,675	15,831	0	16,421	210
Subtotal	$19,792	$20,891	$0	$21,303	$252

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	1,500	1,500	682	1,500	0
Commercial real estate
Construction	12,816	13,400	1,927	12,827	0
Commercial real estate other	1,131	1,303	627	1,236	0
Subtotal	$15,447	$16,203	$3,236	$15,563	$0
Total	$35,239	$37,094	$3,236	$36,866	$252

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider. When modifications are provided for reasons other than as a result of the financial distress of the borrower, these loans are not classified as TDRs or impaired. These modifications primarily include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments and interest caught up over the remaining term of the loan or at maturity, among others.

The following tables present loans by class modified in 2012 and 2011 as troubled debt restructurings.

Troubled Debt Restructuring

December 31, 2012		Twelve months ended
Restructured Current Year to Date				TDRs that defaulted in 2012 that were restructured as a TDR in 2012
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment

Commercial and industrial
Commercial and industrial other[1]	4	$4,194	$4,194	0	0
Commercial real estate
Construction[2]	1	3,475	3,475	1	3,475
Commercial real estate other[3]	2	3,309	3,309	1	1,458
Residential real estate
Mortgages[4]	3	302	302	2	208
Total	10	$11,280	$11,280	$4	$5,141

[1] Represents the following concessions: payment reduction (2 loans: post modification balance of $12,000) and extension of term (2 loans: $4.2 million)
[2] Represents the following concessions: interest rate reduction
[3] Represents the following concessions: interest rate reduction (1 loan: $1.5 million) and payment reduction (1 loan: $1.9 million)
[4] Represents the following concessions: extension of term (2 loans: $239,000) and extended term and lowered rate (1 loan: $62,000)

December 31, 2011		Twelve months ended
Restructured Current Year to Date				TDRs that defaulted in 2011 that were restructured as a TDR in 2011
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Current year TDRs that defaulted after modification
Commercial and industrial
Commercial and industrial other [1]	13	8,411	8,335	0	0
Commercial real estate
Commercial real estate other [2]	11	7,046	7,046	1	65
Residential real estate
Mortgages [3]	4	445	445	0	0
Total	28	$15,902	$15,826	$1	$65

[1]

Represents the following concessions: extension of term (9 loans; recorded investment of $6.8 million), reduced rate and write down of balance (3 loans; $1.3 million), interest only payments (1 loan; $284,000)

[2]	Represents the following concessions: interest rate reduction and extension of term (3 loans; recorded investment of $2.2 million) and extension of term (8 loans; recorded investment of $4.8 million)
[3]	Represents the following concessions: interest rate reduction and extension of term (4 loans; $445,000)

The Company recognized TDRs with a balance of $11.3 million during 2012, compared to $15.9 million in 2011. The Company is not committed to lend additional amounts as of December 31, 2012 to customers with outstanding loans that are classified as TDRs.

There was a charge-off taken on one commercial relationship , that was previously restructured, totaling $4.2 million for the twelve months ended December 31, 2012.

The following table presents credit quality indicators (internal risk grade), on originated loans, by class of commercial loans, commercial real estate loans and agricultural loans as of December 31, 2012 and 2011.

December 31, 2012
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Originated loans and leases
Internal risk grade:
Pass	$410,255	$75,456	$677,261	$46,317	$26,126	$1,235,415
Special Mention	25,308	2,055	19,782	692	8,505	56,342
Substandard	11,313	266	25,230	1,300	6,974	45,083
Total	$446,876	$77,777	$722,273	$48,309	$41,605	$1,336,840

December 31, 2012
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Acquired loans and leases
Internal risk grade:
Pass	$139,719	$0	$415,397	$813	$27,590	$583,519
Special Mention	7,717	0	10,112	2,136	5,416	25,381
Substandard	14,991	0	19,850	298	10,068	45,207
Total	$162,427	$0	$445,359	$3,247	$43,074	$654,107

December 31, 2011
(in thousands)	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total
Originated Loans and Leases
Internal risk grade:
Pass	$377,083	$65,795	$602,915	$50,333	$28,232	$1,124,358
Special Mention	14,488	1,059	25,743	1,022	9,844	52,156
Substandard	25,557	712	35,707	1,716	9,228	72,920
Doubtful	0	0	1,494	0	0	1,494
Total	$417,128	$67,566	$665,859	$53,071	$47,304	$1,250,928

There were no acquired loans accounted for in accordance with ASC Topic 805 at December 31, 2011.

The following table presents credit quality indicators, on originated loans, by class of residential real estate loans and by class of consumer loans as of December 31, 2012 and 2011. Nonperforming loans include nonaccrual, impaired and loans 90 days past due and accruing interest, all other loans are considered performing.

December 31, 2012
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$157,959	$566,542	$26,402	$32,235	$783,138
Nonperforming	1,761	7,319	277	16	9,373
Total	$159,720	$573,861	$26,679	$32,251	$792,511

(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$80,204	$40,810	$24	$1,498	$122,536
Nonperforming	1,453	808	0	0	2,261
Total	$81,657	$41,618	$24	$1,498	$124,797

December 31, 2011
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$159,734	$494,316	$32,548	$30,961	$717,559
Nonperforming	1,544	5,718	239	0	7,501
Total	$161,278	$500,034	$32,787	$30,961	$725,060

There were no acquired loans at December 31, 2011.

Note 6 FDIC Indemnification Asset Related to Covered Loans

Certain loans acquired in the VIST Financial acquisition were covered loans with loss share agreements with the FDIC. Under the terms of loss sharing agreements, the FDIC will reimburse the Company for 70 percent of net losses on covered single family assets incurred up to $4.0 million, and 70 percent of net losses on covered commercial assets incurred up to $12.0 million. The FDIC will increase its reimbursement of net losses to 80 percent if net losses exceed the $4.0 million and $12.0 million thresholds, respectively. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries.

The receivable arising from the loss sharing agreements (referred to as the “FDIC indemnification asset” on our consolidated statements of financial condition) is measured separately from covered loans because the agreements are not contractually part of the covered loans and are not transferable should the Company choose to dispose of the covered loans. As of the acquisition date with VIST Financial, the Company recorded an aggregate FDIC indemnification asset of $4.4 million, consisting of the present value of the expected future cash flows the Company expected to receive from the FDIC under loss sharing agreements. The FDIC indemnification asset is reduced as loss sharing payments are received from the FDIC for losses realized on covered loans. Actual or expected losses in excess of the acquisition date estimates will result in an increase in the FDIC indemnification asset and the immediate recognition of non-interest income in our financial statements. As of December 31, 2012, the FDIC indemnification asset totaled $4.4 million. There was no change in the FDIC indemnification asset since acquisition date of August 1, 2012.

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

Note 7 Goodwill and Other Intangible Assets

			Wealth
(in thousands)	Banking	Insurance	Management	Total
Balance at January 1, 2011	$23,600	$9,978	$8,071	$41,649
Acquisitions	0	2,309	0	2,309
Goodwill related to sale of portion of business unit	0	0	(60)	(60)
Balance at December 31, 2011	23,600	12,287	8,011	43,898
Acquisitions	40,934	7,273	215	48,422
Goodwill related to sale of portion of business unit	0	0	(15)	(15)
Balance at December 31, 2012	$64,534	$19,560	$8,211	$92,305

Goodwill is assigned to reporting units. The Company reviews its goodwill and intangible assets annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. Based on the Company’s 2012 review, there was no impairment of its goodwill or intangible assets. The Company’s impairment testing is highly sensitive to certain assumptions and estimates used. In the event that economic or credit conditions deteriorate significantly, additional interim impairment tests may be required.

Other Intangible Assets

The following table provides information regarding our amortizing intangible assets

	Gross Carrying	Accumulated	Net Carrying
December 31, 2012 (in thousands)	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible	$18,774	$7,657	$11,117
Customer relationships	8,010	2,017	5,993
Other intangibles	4,873	3,340	1,533
Total intangible assets	$31,657	$13,014	$18,643

	Gross Carrying	Accumulated	Net Carrying
December 31, 2011 (in thousands)	Amount	Amortization	Amount
Amortized intangible assets:
Core deposit intangible	$7,891	$6,859	$1,032
Customer relationships	2,876	1,579	1,297
Other intangibles	4,750	2,983	1,767
Total intangible assets	$15,517	$11,421	$4,096

Amortization expense related to intangible assets totaled $1.3 million in 2012, $589,000 in 2011 and $762,000 in 2010. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2013 is as follows:

Estimated amortization expense:* (in thousands)
For the year ended December 31, 2013	$2,197
For the year ended December 31, 2014	2,077
For the year ended December 31, 2015	1,952
For the year ended December 31, 2016	1,863
For the year ended December 31, 2017	1,754

*Excludes the amortization of mortgage servicing rights. Amortization of mortgage servicing rights was $330,000, $257,000, and $262,000 in 2012, 2011, and 2010, respectively

Note 8 Premises and Equipment

Premises and equipment at December 31 were as follows:

(in thousands)	2012	2011
Land	$9,507	$6,766
Premises and equipment	60,851	55,148
Furniture, fixtures, and equipment	44,616	39,578
Accumulated depreciations and amortization	(60,393)	(56,780)
Total	$54,581	$44,712

Depreciation and amortization expenses in 2012, 2011 and 2010 are included in operating expenses as follows:

(in thousands)	2012	2011	2010
Premises	$1,855	$1,605	$1,645
Furniture, fixtures, and equipment	2,614	2,338	2,411
Total	$4,469	$3,943	$4,056

The following is a summary of the future minimum lease payments under non-cancelable operating leases as of December 31, 2012:

(in thousands)
2013	$4,884
2014	4,338
2015	4,192
2016	4,065
2017	3,512
Thereafter	24,758
Total	$45,749

The Company leases land, buildings and equipment under operating lease arrangements extending to the year 2090. Total gross rental expense amounted to $3.3 million in 2012, $2.1 million in 2011, and $2.2 million in 2010. Most leases include options to renew for periods ranging from 5 to 20 years. Options to renew are not included in the above future minimum rental commitments.

Note 9 Deposits

The aggregate time deposits of $100,000 or more were $462.0 million at December 31, 2012, and $305.7 million at December 31, 2011. Scheduled maturities of time deposits at December 31, 2012, were as follows:

	Less than	$100,000
(in thousands)	$100,000	and over	Total
Maturity
Three months or less	$124,143	$171,593	$295,736
Over three through six months	94,489	76,786	171,275
Over six through twelve months	140,092	106,032	246,124
Total due in 2013	358,724	354,411	713,135
2014	73,430	36,760	110,190
2015	28,195	32,139	60,334
2016	20,160	12,417	32,577
2017	24,332	24,293	48,625
2018 and thereafter	7,075	1,947	9,022
Total	$511,916	$461,967	$973,883

Note 10 Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Information regarding securities sold under agreements to repurchase and Federal funds purchased for the years ended December 31, is detailed in the following tables:

Securities Sold Under Agreements to Repurchase (dollar amounts in thousands)	2012	2011	2010
Total outstanding at December 31	$213,973	$169,090	$183,609
Maximum month-end balance	295,511	243,163	192,356
Average balance during the year	200,893	173,552	185,516
Weighted average rate at December 31	2.03%	2.61%	2.82%
Average interest rate paid during the year	2.22%	2.81%	2.92%

Federal Funds Purchased (dollar amounts in thousands)	2012	2011	2010
Average balance during the year	0	140	69
Weighted average rate at December 31	N/A	N/A	N/A
Average interest rate paid during the year	0.00%	0.72%	0.71%

Securities sold under agreements to repurchase (“repurchase agreements”) are secured borrowings that typically mature within thirty to ninety days, although the Company has entered into repurchase agreements with the Federal Home Loan Bank (“FHLB”) with maturities that extend through 2017. The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $65.4 million at December 31, 2012. At December 31, 2012, the Company had $148.5 million in wholesale repurchase agreements, with maturities of over one year. Of this $148.5 million in wholesale repurchase agreements, $115.0 million were with the Federal Home Loan Bank of New York and $33.5 million were with one large financial institution. Maturities of repurchase agreements due within one year are $35.0 million. Maturities of repurchase agreements due over one year include $25.0 million in 2014, $16.8 million in 2015, $61.7 million in 2016, and $10.0 million in 2017.

Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.

During 2012, the Company prepaid $85.6 million of wholesale repurchase agreements with a money center bank. The Company incurred a net prepayment penalty of $369,000 which is included in “Other Operating Expenses” on the Company’s Consolidated Statements of Income.

During 2010, the Company prepaid the $5.0 million repurchase agreement with the FHLB, where the Company had elected the fair value option. Net mark-to-market pre-tax losses of $147,000 related to this repurchase agreement are included on the Company’s Consolidated Statements of Income in “Mark-to-Market Gain (Loss) on Liabilities Held at Fair Value”.

Federal funds purchased are short-term borrowings that typically mature within one to ninety days.

Note 11 Other Borrowings
The following table summarized the Company’s borrowings as of December 31:

(in thousands)	2012	2011
Overnight FHLB advances	$0	$53,100
Term FHLB advances	91,847	122,093
Other	20,001	10,882
Total other borrowings	$111,848	$186,075

The Company, through its subsidiary banks, had available line-of-credit agreements with banks permitting borrowings to a maximum of approximately $58.0 million at December 31, 2012, and $43.0 million at December 31, 2011. There were no outstanding advances against those lines at December 31, 2012 and December 31, 2011.

Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At December 31, 2012, the unused borrowing capacity on established lines with the FHLB was $1.0 billion.

As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At December 31, 2012, total unencumbered residential mortgage loans of the Company were $564.8 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB. At December 31, 2012, there were $91.8 million in term advances with the FHLB with a weighted average rate of 4.62% compared to $122.1 million at December 31, 2011 with a weighted average rate of 4.48%. At December 31, 2012, the term advances with the FHLB include $10.0 million which mature within one year and $81.8 million which mature over one year. Maturities of advances due over one year include $20.0 million in 2014, $10.0 million in 2015, and $50.0 million in 2017.

The Company’s FHLB borrowings at December 31, 2012 included $65.0 million, at cost, in fixed-rate callable borrowings, which can be called by the FHLB if certain conditions are met. Additional details on the fixed-rate callable advances are provided in the following table.

	Current Balance	Rate	Maturity Date	Call Date	Call Frequency	Call Features
	5,000,000	3.065%	February 28, 2013	February 28, 2012	Quarterly	FHLB Option
	10,000,000	4.680%	June 9, 2014	March 8, 2012	Quarterly	FHLB Option
	10,000,000	4.756%	June 9, 2014	March 8, 2012	Quarterly	FHLB Option
	5,000,000	4.405%	March 29, 2017	March 29, 2012	Quarterly	LIBOR strike 6.0%
	5,000,000	4.894%	May 22, 2017	February 22, 2012	Quarterly	LIBOR strike 7.0%
	10,000,000	4.915%	June 8, 2017	March 8, 2012	Quarterly	FHLB Option
	10,000,000	5.135%	June 8, 2017	March 8, 2012	Quarterly	LIBOR strike 7.0%
	10,000,000	5.189%	June 8, 2017	March 8, 2012	Quarterly	FHLB Option
Total	$65,000,000

Other borrowings included a term borrowing with a bank totaling $20.0 million and $10.8 million at December 31, 2012 and 2011, respectively. There were also a Treasury Tax and Loan Note account with the Federal Reserve Bank of New York totaling $100,000 at December 31, 2012 and 2011, and borrowings from unrelated financial institutions totaling $0 and $11,000 at December 31, 2012 and 2011, respectively.

The Company elected to apply the fair value option for a $10.0 million, 10-year fixed convertible FLHB advance at 5.183%, convertible at the end of 3 years with a maturity of June 28, 2017. The $10.0 million advance identified for fair value was selected because its duration was similar to the durations of trading securities. As of December 31, 2012, the aggregate fair value of the $10.0 million FHLB advance was approximately $11.8 million. For the twelve months ended December 31, 2012, the fair value of this advance increased by $246,000. The change in fair value is included on the Company’s Consolidated Statements of Income in “Mark-to-Market Gain (Loss) on Liabilities Held at Fair Value.”

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

The following table provides information relating to the Trusts as of December 31, 2012:

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

Tompkins Capital Trust I

In 2009, the Company issued $20.5 million aggregate liquidation amount of 7.0% cumulative trust preferred securities through a newly-formed subsidiary, Tompkins Capital Trust I, a Delaware statutory trust, whose common stock is 100% owned by the Company. The Trust Preferred Securities were offered and sold in reliance upon the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The proceeds from the issuance of the Trust Preferred Securities, together with the Company’s capital contribution of $636,000 to the trust, were used to acquire the Company’s Subordinated Debentures that are due concurrently with the Trust Preferred Securities. The net proceeds of the offering are being used to support business growth and for general corporate purposes.

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

First Leesport Capital Trust I

First Leesport Capital Trust I, a Delaware statutory business trust, was formed on March 9, 2000 and issued $5.0 million of 10-7/8 % fixed rate capital trust pass-through securities to investors. First Leesport Capital Trust I purchased $5.0 million of fixed rate junior subordinated deferrable interest debentures from VIST Financial. The debentures are the sole asset of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial of the obligations of the Trust under the capital securities. The capital securities are redeemable by VIST Financial on or after March 9, 2010, at stated premiums, or earlier if the deduction of related interest for federal income taxes is prohibited, classification as Tier 1 Capital is no longer allowed, or certain other contingencies arise. The capital securities must be redeemed upon final maturity of the subordinated debentures on March 9, 2030. The Company assumed the rights and obligations of VIST Financial pertaining to the First Leesport Capital Trust I through the Company’s acquisition of VIST Financial in August 2012.

Leesport Capital Trust II

Leesport Capital Trust II, a Delaware statutory business trust, was formed on September 26, 2002 and issued $10.0 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.45%. These debentures are the sole assets of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial of the obligations of the Trust under the capital securities. These securities must be redeemed in September 2032, but may be redeemed on or after November 7, 2007 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier 1 capital for the Company. The Company assumed the rights and obligations of VIST Financial pertaining to the Leesport Capital Trust II through the Company’s acquisition of VIST Financial in August 2012.

Madison Statutory Trust I

Madison Statutory Trust, a Connecticut statutory business trust, was formed on June 26, 2003 and issued $5.0 million of mandatory redeemable capital securities carrying a floating interest rate of three month LIBOR plus 3.10%. Pursuant to the purchase of Madison Bancshares Group, Ltd on October 1, 2004, VIST Financial assumed Madison Statutory Trust I and owns all common equity of the Trust. These debentures are the sole assets of the Trust. The terms of the junior subordinated debentures are the same as the terms of the capital securities. The obligations under the debentures constitute a full and unconditional guarantee by VIST Financial of the obligations of the Trust under the capital securities. These securities must be redeemed in June 2033, but may be redeemed on or after September 26, 2008 or earlier in the event that the interest expense becomes non-deductible for federal income tax purposes or if the treatment of these securities is no longer qualified as Tier 1 capital for the Company. The Company assumed the rights and obligations of VIST Financial pertaining to the Madison Statutory Trust I through the Company’s acquisition of VIST Financial in August 2012.

Note 13 Employee Benefit Plans

The Company maintains two noncontributory defined-benefit plans and one non-contributory defined-contribution retirement plan which cover substantially all employees of the Company.

The benefits under the noncontributory defined-benefit plans (the “DB Pension Plans”) are based on years of service and percentages of the employees’ average final compensation. Assets of the Company’s DB Pension Plans are invested in common and preferred stock, U. S. Government securities, corporate bonds and notes, and mutual funds. At December 31, 2012 and 2011, the plan assets included 42,192 shares of Tompkins’ common stock that had a fair value of $1.7 million and $1.6 million, respectively.

Effective January 1, 2010, the Company stopped admitting new employees to its noncontributory DB Pension Plan. As a result, the defined contribution plan (“DC Retirement Plan”) was created for employees hired on or after January 1, 2010 who had reached the age of 21 and completed one year of service. Also included in the DC Retirement Plan are employees who were hired prior to January 1, 2010 who made a one-time election in 2010 to freeze their benefit in the DB Pension Plan and begin future participation in the DC Retirement Plan instead. For participants in the DC Retirement Plan, the Company makes contributions to an account set up in the participant’s name. The amount equals a percentage of base pay and varies based on the participant’s age plus service as of the previous January 1st. The DC Retirement Plan offers the participant a wide range of investment alternatives from which to choose. Expenses related to the DC Retirement Plan totaled $544,000 in 2012 and $513,000 in 2011.

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

The Company engages independent, external actuaries to compute the amounts of liabilities and expenses relating to these plans, subject to the assumptions that the Company selects. The benefit obligation for these plans represents the liability of the Company for current and former employees, and is affected primarily by the following: service cost (benefits attributed to employee service during the period); interest cost (interest on the liability due to the passage of time); actuarial gains/losses (experience during the year different from that assumed and changes in plan assumptions); and benefits paid to participants.

The following table sets forth the changes in the projected benefit obligation for the DB Pension Plans and SERP and the accumulated post-retirement benefit obligation for the Life and Healthcare Plan; and the respective plan assets, and the plans’ funded status and amounts recognized in the Company’s Consolidated Statements of Condition at December 31, 2012 and 2011 (the measurement dates of the plans).

	Pension Plans		Life and Healthcare Plan		SERP Plan
(in thousands)	2012	2011	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$63,754	$49,417	$8,510	$7,243	$15,727	$10,951
Service cost	2,720	2,220	169	117	363	201
Interest Cost	2,721	2,714	363	380	716	620
Plan participants’ contributions	0	0	253	234	0	0
Amendments	0	0	0	0	0	793
Actuarial loss	3,770	11,547	644	1,092	1,308	3,485
Benefits paid	(2,313)	(2,144)	(615)	(556)	(323)	(323)
Benefit obligation at end of year	$70,652	$63,754	$9,324	$8,510	$17,791	$15,727
Change in plan assets:
Fair value of plan assets at beginning of year	$47,542	$48,094	$0	$0	$0	$0
Actual return (loss) on plan assets	4,439	(1,158)	0	0	0	0
Plan participants’ contributions	0	0	253	234	0	0
Employer contributions	7,000	2,750	362	322	323	323
Benefits paid	(2,313)	(2,144)	(615)	(556)	(323)	(323)
Fair value of plan assets at end of year	$56,668	$47,542	$0	$0	$0	$0
Unfunded status	$(13,984)	$(16,212)	$(9,324)	$(8,510)	$(17,791)	$(15,727)

The accumulated benefit obligation for the DB Pension Plans for 2012 and 2011 was $70.7 million and $62.2 million, respectively. The accumulated benefit obligation for the SERP for 2012 and 2011 was $11.6 million and $9.6 million, respectively. The unfunded status of the DB Pension, life and healthcare and SERP plans has been recognized in other liabilities in the Consolidated Statement of Condition at December 31, 2012, in the amounts of $14.0 million, $9.3 million, and $17.8 million, respectively. The unfunded status of the DB Pension, life and healthcare and SERP plans has been recognized in other liabilities in the Consolidated Statement of Condition at December 31, 2011, in the amounts of $16.2 million, $8.5 million, and $15.7 million, respectively.

Net periodic benefit cost and other comprehensive income includes the following components:

(in thousands)	Pension Plan			Life and Healthcare Plan			SERP Plan

Components of net periodic benefit cost	2012	2011	2010	2012	2011	2010	2012	2011	2010
Service cost	$2,720	$2,220	$2,152	$169	$117	$94	$363	$201	$185
Interest cost	2,721	2,715	2,584	363	380	384	716	619	589
Expected return on plan assets	(3,778)	(3,713)	(2,700)	0	0	0	0	0	0
Amortization of prior service (credit) cost	(123)	(123)	(117)	16	16	16	166	101	101
Recognized net actuarial loss	1,882	1,324	1,852	74	13	0	368	130	103
Recognized net actuarial gain due to curtailments	0	0	(155)	0	0	0	0	0	0
Amortization of transition liability	0	0	0	67	67	67	0	0	0
Net periodic benefit cost	$3,422	2,423	$3,616	$689	$593	561	$1,613	1,051	$978
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain) loss	$3,109	16,417	893	644	1,091	525	1,308	3,485	445
Recognized actuarial loss	(1,882)	(1,324)	(1,852)	(74)	(13)	0	(368)	(130)	(103)
Prior service cost	0	0	(386)	0	0	0	0	793	0
Recognized prior service cost (credit)	123	123	272	(16)	(16)	(16)	(166)	(101)	(101)
Recognized net initial obligation	0	0	0	(67)	(67)	(67)	0	0	0
Recognized in other comprehensive income	$1,350	15,216	$(1,073)	$487	$995	442	$774	4,047	$241
Total recognized in net periodic benefit cost and other comprehensive income	$4,772	17,639	$2,543	$1,176	$1,588	1,003	$2,387	5,098	$1,219

Pre-tax amounts recognized as a component of accumulated other comprehensive income as of year-end that have not been recognized as a component of the Company’s combined net periodic benefit cost of the Company’s defined-benefit pension plan, post-retirement healthcare benefit plan and SERP are presented in the following table.

(in thousands)	Pension Plan			Life and Healthcare Plan			SERP Plan
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Net actuarial loss (gain)	$37,182	$35,955	$20,861	$2,448	$1,878	$801	$7,003	$6,063	$2,709
Prior service cost (credit)	(470)	(593)	(715)	297	312	327	926	1,092	398
Unrecognized net initial obligation	0	0	0	50	117	185	0	0	0
Total	$36,712	35,362	$20,146	$2,795	$2,307	1,313	$7,929	7,155	$3,107

The pre-tax amounts included in accumulated other comprehensive income that are expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2013 are shown below.

(in thousands)	Pension Plan	Life and Healthcare Plan	SERP Plan
Actuarial loss	$1,909	$97	$428
Prior service cost	(123)	16	166
Net initial obligation	0	50	0
Total	$1,786	$163	$594

Weighted-average assumptions used in accounting for the plans were as follows:

(in thousands)	Pension Plan			Life and Healthcare Plan			SERP Plan
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount Rates
Benefit Cost for Plan Year	4.39%	5.50%	5.90%	4.30%	5.30%	5.90%	4.60%	5.70%	5.90%
Benefit Obligation at End of Plan Year	3.85%	4.38%	5.50%	3.80%	4.30%	5.30%	4.20%	4.60%	5.70%
Expected long-term return on plan assets	7.50%	7.50%	7.50%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase
Benefit Cost for Plan Year	5.50%	5.50%	5.50%	5.50%	5.50%	5.50%	5.00%	5.00%	5.00%
Benefit Obligation at End of Plan Year	5.00%	5.50%	5.50%	5.00%	5.50%	5.50%	5.00%	5.00%	5.00%

Tompkins Trust Company offers post-retirement life and healthcare benefits, although as previously mentioned, has discontinued adding participants to the plan effective January 1, 2005. The weighted average annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) is 7.0% beginning in 2012, and is assumed to decrease gradually to 5.0% in 2020 and beyond. A 1% increase in the assumed health care cost trend rate, would increase service and interest costs by approximately $16,600 and increase the Company’s benefit obligation by approximately $201,000. A 1% decrease in the assumed health care cost trend rate, would decrease service and interest costs by approximately $14,300 and decrease the Company’s benefit obligation by approximately $179,000.

To develop the expected long-term rate of return on assets assumption for the DB Pension Plan, the Company considered the historical returns and the future expectations for returns for each asset class, as well as target asset allocations of the pension portfolio. Based on this analysis, the Company selected 7.50% as the long-term rate of return on asset assumption.

The discount rates used to determine the Company’s DB Pension Plan and other post-retirement benefit obligations as of December 31, 2012, and December 31, 2011, were determined by matching estimated benefit cash flows to a yield curve derived from Citigroup’s regular bond yield and above-median bond yield curves at December 31, 2012 and December 31, 2011.

Cash Flows

Plan assets are amounts that have been segregated and restricted to provide benefits, and include amounts contributed by the Company and amounts earned from investing contributions, less benefits paid. The Company funds the cost of the SERP and the post-retirement medical and life insurance benefits on a pay-as-you-go basis.

The benefits as of December 31, 2012, expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter were as follows:

(in thousands)	Pension Plan	Life and Healthcare Plan	SERP Plan
2013	$2,611	$453	$318
2014	3,031	462	308
2015	2,724	481	293
2016	2,957	553	290
2017	3,144	577	588
2018-2022	19,423	2,665	2,972
Total	$33,890	$5,191	$4,769

Plan Assets

The Company’s DB Pension Plan’s weighted-average asset allocations at December 31, 2012 and 2011, respectively, by asset category are as follows:

	2012	2011
Equity securities	58%	77%
Debt securities	33%	22%
Other	9%	1%
Total Allocation	100%	100%

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

The major categories of assets in the Company’s Pension Plan as of year-end are presented in the following table. Assets are segregated by the level of valuation inputs within the fair value hierarchy established by ASC Topic 820 utilized to measure fair value (see Note 20-Fair Value Measurements).

Fair Value Measurements
December 31, 2012
	Fair Value
(in thousands)	2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$4,938	$4,938	$0	$0
U.S. Treasury securities	2,449	2,449	0	0
U.S. Government sponsored entities securities	1,014	0	1,014	0
Corporate bonds and notes	7,636	0	7,636	0
Common stocks	13,099	13,099	0	0
Mutual funds	26,782	26,782	0	0
Preferred stocks	750	0	750	0
Total Fair Value of Plan Assets	$56,668	$47,268	$9,400	$0

Fair Value Measurements
December 31, 2011
	Fair Value
(in thousands)	2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$806	$806	$0	$0
U.S. Treasury securities	2,153	2,153	0	0
U.S. Government sponsored entities securities	1,238	0	1,238	0
Corporate bonds and notes	7,131	0	7,131	0
Common stocks	12,216	12,216	0	0
Mutual funds	23,248	23,248	0	0
Preferred stocks	750	0	750	0
Total Fair Value of Plan Assets	$47,542	$38,423	$9,119	$0

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

The Company has an Employee Stock Ownership Plan (ESOP) and a 401(k) Investment and Stock Ownership Plan (ISOP) covering substantially all employees of the Company. The ESOP allows for Company contributions in the form of common stock of the Company. Annually, the Tompkins Board of Directors determines a profit-sharing payout to its employees in accordance with a performance-based formula. A percentage of the approved amount is paid in Company common stock into the ESOP. Contributions are limited to a maximum amount as stipulated in the ESOP. The remaining percentage is either paid out in cash or deferred into the ISOP at the direction of the employee. Compensation expense related to the ESOP and ISOP totaled $1.9 million in 2012, $2.5 million in 2011, and $2.6 million in 2010.

Under the ISOP, employees may contribute a percentage of their eligible compensation with a Company match of such contributions up to a maximum match of 4%. Participation in the 401(k) Plan is contingent upon certain age and service requirements. The Company’s expense associated with these matching provisions was $1.7 million in 2012, $1.4 million in 2011, and $1.3 million in 2010.

Life insurance benefits are provided to certain officers of the Company. In connection with these policies, the Company reflects life insurance assets on its Consolidated Statements of Condition of $65.1 million at December 31, 2012, and $43.0 million at December 31, 2011. The insurance is carried at its cash surrender value on the Consolidated Statements of Condition. Increases in the cash surrender value of the insurance are reflected as noninterest income, net of any related mortality expense.

The Company provides split dollar life insurance benefits to certain employees. The plan is unfunded and the estimated liability of the plan of $935,000 and $863,000 is recorded in other liabilities in the Consolidated Statements of Condition at December 31, 2012 and 2011, respectively. Compensation expense related to the split dollar life insurance was approximately $72,000 in 2012 and $68,000 in 2011.

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

The Company granted 71,420 incentive stock options in third quarter 2012. These options were granted to VIST employees to replace outstanding and vested employee stock options at the time of acquisition. The Company granted 155,725 equity awards to its employees in the third quarter of 2011. The third quarter 2011 awards included 37,725 shares of restricted stock options and 118,000 shares of stock appreciations rights. The Company granted 1,800 equity awards in 2010, including 1,600 of stock appreciation rights and 200 of restricted stock.

The following table presents the activity related to stock options under all plans for the twelve months ended December 31, 2012.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,016,633	$37.78
Granted	71,420	$21.76
Exercised	(140,297)	$29.83
Forfeited	(48,888)	$39.39
Outstanding at December 31, 2012	898,868	$37.66	4.89	$2,161,088
Exercisable at December 31, 2012	560,373	$36.92	3.88	$1,665,118

Total stock-based compensation expense for stock options was $1.1 million in 2012, $1.1 million in 2011, and $1.1 million in 2010. As of December 31, 2012, unrecognized compensation cost related to unvested stock options totaled $2.6 million. The cost is expected to be recognized over a weighted average period of 3.8 years. Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

(In thousands)	2012	2011	2010
Proceeds from stock option exercises	$2,494	$886	$1,500
Tax benefits related to stock option exercises	342	16	212
Intrinsic value of stock option exercises	1,368	196	900

The Company uses the Black-Scholes option-valuation model to determine the fair value of each incentive stock options and stock appreciation rights at the date of grant. The valuation model estimates fair value based on the assumptions listed in the table below. The risk-free rate is the interest rate available on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the share option at the time of grant. The expected dividend yield is based on the dividend trends and the market price of the Company’s stock price at grant. Volatility is largely based on historical volatility of the Company’s stock price. Expected term is based upon historical experience of employee exercises and terminations as the vesting term of the grants. For the options granted in 2012, which are solely options grant to VIST employees to replace options outstanding and vested at acquisition, the expected term considered that the option grants were fully vested and in-the-money. The fair values of the grants are expensed over the vesting periods.

	2012	2011	2010

Weighted per share average fair value at grant date	$15.50	$9.26	$13.12
Risk-free interest rate	0.26%	1.28%	2.90%
Expected dividend yield	3.80%	4.10%	3.13%
Volatility	28.34%	39.19%	40.03%
Expected life (years)	2.00	6.50	6.50

Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$13.00-20.00	6,425	6.97	$16.47	6,425	$16.47
$20.01-29.30	23,621	8.50	$21.57	23,621	$21.57
$29.31-35.70	12,587	4.01	$32.71	12,587	$32.71
$35.71-36.00	119,041	1.32	$35.77	119,041	$35.77
$36.01-37.50	340,082	6.08	$37.19	156,595	$37.28
$37.51-41.00	216,329	3.19	$38.70	177,140	$38.67
$41.01-50.00	180,783	6.52	$41.75	64,964	$41.77
	898,868	4.89	$37.66	560,373	$36.92

The following table presents activity related to restricted stock awards for the twelve months ended December 31, 2012.

	Number of Shares	Weighted Average Exercise Price

Unvested at January 1, 2012	48,856	$38.06
Vested	(2,112)	41.71
Forfeited	(3,691)	37.98
Unvested at December 31, 2012	43,053	$37.89

The Company did not grant any restricted stock awards in 2012. In 2011 and 2010, the Company granted 37,725 and 200 restricted stock awards at grant date fair values of $37.00 and $38.14, respectively. The grant date fair values were the closing prices of the Company’s common stock on the grant dates. The Company recognized stock-based compensation related to restricted stock awards of $246,000 in 2012, $149,000 in 2011 and $79,000 in 2010. Unrecognized compensation costs related to restricted stock awards totaled $1.3 million at December 31, 2012 and will be recognized over 5.2 years on a weighted average basis.

Note 15 Other Noninterest Income and Expense

Other income and operating expense totals are presented in the table below. Components of these totals exceeding 1% of the aggregate of total other noninterest income and total other noninterest expenses for any of the years presented below are stated separately.

	Year ended December 31,
(in thousands)	2012	2011	2010
NONINTEREST INCOME
Other service charges	$3,050	$2,288	$2,439
Increase in cash surrender value of corporate owned life insurance	1,715	1,504	1,378
Net gain on sale of loans	885	496	955
Other miscellaneous income	1,884	2,417	1,559
Total other noninterest income	$7,534	$6,705	$6,331
NONINTEREST EXPENSES
Marketing expense	$4,064	$3,903	$3,918
Professional fees	4,112	2,835	3,650
Software licensing and maintenance	3,951	3,636	3,469
Cardholder expense	2,361	2,048	1,826
Other miscellaneous expenses	19,847	12,845	13,017
Total other noninterest expenses	$34,335	$25,267	$25,880

Note 16 Income Taxes

The income tax (benefit) expense attributable to income from operations is summarized as follows:

(in thousands)	Current	Deferred	Total
2012
Federal	$4,044	$6,602	$10,646
State	116	328	444
Total	$4,160	$6,930	$11,090
2011
Federal	$16,506	$(1,730)	$14,776
State	1,967	(370)	1,597
Total	$18,473	$(2,100)	$16,373
2010
Federal	$12,521	$2,052	$14,573
State	1,648	199	1,847
Total	$14,169	$2,251	$16,420

The primary reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings are as follows:

	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.6	2.0	2.4
Tax exempt income	(3.9)	(2.6)	(2.7)
Federal tax credits	(4.8)	(1.3)	(1.4)
All other	(0.7)	(1.5)	(0.6)
Total	26.2%	31.6%	32.7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows:

(in thousands)	2012	2011	2010
Deferred tax assets:
Allowance for loan and lease losses	$9,628	$11,066	$11,117
Interest income on nonperforming loans	1,749	847	202
Compensation and benefits	11,151	9,441	8,830
Purchase accounting adjustments	16,221	0	0
Intangibles	392	0	0
Liabilities held at fair value	706	829	645
Tax credit carryforward	3,591	0	0
Other	1,590	1,200	730
Total	$45,028	$23,383	$21,524
Deferred tax liabilities:
Prepaid pension	$8,477	$7,394	$8,475
Depreciation	3,151	2,442	1,114
Purchase accounting adjustments	0	1,807	1,836
Intangibles	0	192	148
Other	1,262	1,060	1,563
Total deferred tax liabilities	$12,890	$12,895	$13,136
Net deferred tax asset at year-end	$32,138	$10,488	$8,388
Net deferred tax asset at beginning of year	$10,488	$8,388	$10,639
Increase (decrease) in net deferred tax asset	21,650	2,100	(2,251)
Purchase accounting adjustments, net	28,580	0	0
Deferred tax (benefit) expense	$6,930	$(2,100)	$2,251

This analysis does not include recorded deferred tax liabilities of $17.6 million and $15.5 million as of December 31, 2012 and 2011, respectively, related to net unrealized holding gains in the available-for-sale securities portfolio. In addition, the analysis excludes the recorded deferred tax assets of $19.0 million and $17.9 million, as of December 31, 2012 and 2011, respectively, related to employee benefit plans.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry-back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based on its assessment, management determined that no valuation allowance is necessary at December 31, 2012 and 2011.

At December 31, 2012 and December 31, 2011, the Company had no ASC 740-10 unrecognized tax positions. The Company does not expect the total amount of unrecognized tax positions to significantly increase within the next twelve months. The Company recognizes interest and penalties on unrecognized tax benefits in income tax expense in its Consolidated Statements of Income.

The Company is subject to U.S. federal income tax and income tax in various state jurisdictions. All tax years ending after December 31, 2009 are open to examination by the taxing authorities.

Note 17 Other Comprehensive Income

The tax effect allocated to each component of other comprehensive income (loss) were as follows:

December 31, 2012 (in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain during the period	$5,359	$2,145	$3,214
Reclassification adjustment for net realized gain on sale included in available-for-sale securities	(324)	(130)	(194)
Reclassification adjustment for credit impairment on available-for-sale securities	196	78	118
Net unrealized gains	5,231	2,093	3,138

Employee benefit plans:
Net retirement plan loss	(5,061)	(2,024)	(3,037)
Amortization of net retirement plan actuarial gain	2,324	929	1,395
Amortization of net retirement plan prior service cost	59	24	35
Amortization of net retirement plan transition liability	67	27	40
Employee benefit plans	(2,611)	(1,044)	(1,567)

Other comprehensive income	$2,620	$1,049	$1,571

December 31, 2011 (in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$16,560	$6,623	$9,937
Reclassification adjustment for net realized gain on sale included in available-for-sale securities	(396)	(158)	(238)
Reclassification adjustment for credit impairment on available-for-sale securities	65	26	39
Net unrealized gains	16,229	6,491	9,738

Employee benefit plans:
Net retirement plan loss	(20,993)	(8,398)	(12,595)
Net retirement plan prior service credit	(793)	(317)	(476)
Amortization of net retirement plan actuarial gain	1,467	587	880
Amortization of net retirement plan prior service credit	(6)	(2)	(4)
Amortization of net retirement plan transition liability	67	27	40
Employee benefit plans	(20,258)	(8,103)	(12,155)

Other comprehensive loss	$(4,029)	$(1,612)	$(2,417)

December 31, 2010 (in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$2,802	$1,119	$1,683
Reclassification adjustment for net realized gain on sale included in available-for-sale securities	(180)	(71)	(109)
Reclassification adjustment for credit impairment on available-for-sale securities	34	14	20
Net unrealized gains	2,656	1,062	1,594

Employee benefit plans:
Net retirement plan loss	(1,863)	(745)	(1,118)
Net retirement plan prior service cost	386	154	232
Amortization of net retirement plan actuarial gain	1,955	783	1,172
Amortization of net retirement plan prior service credit	(155)	(62)	(93)
Amortization of net retirement plan transition liability	67	27	40
Employee benefit plans	390	157	233

Other comprehensive income	$3,046	$1,219	$1,827

The following table presents the activity in our accumulated other comprehensive income for the periods indicated:

(in thousands)	Available-for-Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive Income
Balance at January 1, 2010	$11,886	$(14,973)	$(3,087)
Other comprehensive income	1,594	233	1,827
Balance at December 31 2010	13,480	(14,740)	(1,260)

Balance at January 1, 2011	13,480	(14,740)	(1,260)
Other comprehensive income (loss)	9,738	(12,155)	(2,417)
Balance at December 31, 2011	23,218	(26,895)	(3,677)

Balance at January 1, 2012	23,218	(26,895)	(3,677)
Other comprehensive income (loss)	3,138	(1,567)	1,571
Balance at December 31, 2012	$26,356	$(28,462)	$(2,106)

Note 18 Commitments and Contingent Liabilities

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

The Company’s maximum potential obligations to extend credit for loan commitments (unfunded loans, unused lines of credit, and standby letters of credit) outstanding on December 31 were as follows:

(in thousands)	2012	2011

Loan commitments	$223,141	$101,089
Standby letters of credit	68,723	55,295
Undisbursed portion of lines of credit	367,221	302,573
Total	$659,085	$458,957

Commitments to extend credit (including lines of credit) are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of December 31, 2012, the Company’s maximum potential obligation under standby letters of credit was $68.7 million. Management uses the same credit policies in making commitments to extend credit and standby letters of credit as are used for on-balance-sheet lending decisions. Based upon management’s evaluation of the counterparty, the Company may require collateral to support commitments to extend credit and standby letters of credit. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and collateral or other security is of no value. The Company does not anticipate losses as a result of these transactions. These commitments also have off-balance-sheet interest-rate risk, in that the interest rate at which these commitments were made may not be at market rates on the date the commitments are fulfilled. Since some commitments and standby letters of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.

At December 31, 2012, the Company had rate lock agreements associated with mortgage loans to be sold in the secondary market (certain of which relate to loan applications for which no formal commitment has been made) amounting to approximately $146,000. In order to limit the interest rate risk associated with rate lock agreements, as well as the interest rate risk associated with mortgages held for sale, if any, the Company enters into agreements to sell loans in the secondary market to unrelated investors on a loan-by-loan basis. At December 31, 2012, the Company had approximately $146,000 of commitments to sell mortgages to unrelated investors on a loan-by-loan basis.

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

At the time of the IPO, Visa established a $3.0 billion fund to cover certain, but not all of the Covered Litigation. Visa has subsequently deposited additional funds into the escrow account and has made progress in settling the Covered Litigation. In July 2012, Visa and MasterCard entered into a Memorandum of Understanding (MOU) with a class of plaintiffs to settle certain additional antitrust claims involving merchant discounts. Visa’s share of this settlement also will be paid out of its escrow fund. As a result of this proposed settlement and in light of the current state of Covered Litigation at Visa, which is winding down, as well as the remaining dollar amounts in Visa’s escrow fund, the Company determined in the second quarter 2012 to reverse $405,000 of an accrual that was previously established to cover the Company’s potential obligation to share in the Covered Litigation. As of December 31, 2012, the Company has a liability of $45,000 included as a component of “Other Liabilities” in the Consolidated Statements of Condition related to the Visa Covered Litigation. The Company continues not to recognize any economic value for its remaining shares of Visa Class B common stock.

Note 19 Earnings Per Share

Calculation of basic earnings per share (Basic EPS) and diluted earnings per share (Diluted EPS) is shown below.

	Year ended December 31,
(in thousands, except share and per share data)	2012	2011	2010
Basic
Net income available to common shareholders	$31,285	$35,419	$33,831
Less: dividends and undistributed earnings allocated to unvested restricted stock awards	(115)	(120)	0
Net earnings allocated to common shareholders	31,170	35,299	33,831

Weighted average shares outstanding, including participating securities	12,843,618	11,030,578	10,826,570

Less: average participating securities	(46,445)	(28,472)	(14,068)
Weighted average shares outstanding - Basic	12,797,173	11,002,106	10,812,502

Diluted
Net earnings allocated to common shareholders	31,170	35,299	33,831

Weighted average shares outstanding - Basic	12,797,173	11,002,106	10,812,502

Dilutive effect of common stock options or restricted stock awards	38,870	33,278	51,948

Weighted average shares outstanding - Diluted	12,836,043	11,035,384	10,864,450

Basic EPS	2.44	3.21	3.13
Diluted EPS	2.43	3.20	3.11

There were approximately 651,092, and 734,263, and 708,462 weighted average stock options for the years ended December 31, 2012, 2011, and 2010, respectively, that were not considered in the calculation of diluted earnings per share since the stock options’ exercise prices were greater than the average market price during these periods.

Note 20 Fair Value Measurements

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
December 31, 2012
	Fair Value
(in thousands)	12/31/12	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$11,860	$11,860	$0	$0
Mortgage-backed securities - residential	4,590	4,590	0	0

Available-for-sale securities
U.S. Treasury securities	1,004	1,004	0	0
Obligations of U.S. Government sponsored entities	593,778	0	593,778	0
Obligations of U.S. states and political subdivisions	79,056	0	79,056	0
Mortgage-backed securities - residential
U.S. Government agencies	167,667	0	167,667	0
U.S. Government sponsored entities	540,355	0	540,355	0
Non-U.S. Government agencies or sponsored entities	4,354	0	4,354	0
U.S. corporate debt securities	5,083	0	5,083	0
Equity securities	2,043	0	985	1,058

Borrowings
Other borrowings	11,847	0	11,847	0

The change in the fair value of the $1.0 million of available-for-sale securities valued using significant unobservable inputs (level 3), between January 1, 2012 and December 31, 2012 was immaterial.

Recurring Fair Value Measurements
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

Fair values of borrowings are estimated using Level 2 inputs based upon observable market data. The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party. The Company’s potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLB borrowings for the twelve months ended December 31, 2012.

Certain assets are measured at fair value on a nonrecurring basis, that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. For the Company, these include loans held for sale, collateral dependent impaired loans, other real estate owned, goodwill and other intangible assets. During 2012, certain collateral dependent impaired loans and other real estate owned at December 31, 2012, were adjusted down to fair value. Collateral values are estimated using Level 2 inputs based upon observable market data. Real estate values are generally valued using independent appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally available in the market.

There were no transfers between Level 2 and Level 3 values during 2012.

Non-Recurring Fair Value Measurements
Twelve months ended December 31, 2012
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	Total gain (loss)
Collateral dependent impaired loans[1]	$8,918	$0	$8,918	$0	$0
Other real estate owned[2]	4,654	0	4,654	0	(101)

1 Collateral-dependent impaired loans held at December 31, 2012 that had write-downs in fair value or whose specific reserve changed during the twelve months ended 2012.

2 Six OREO properties had write-downs during the twelve months ended December 31, 2012.

Non-Recurring Fair Value Measurements
Twelve months ended December 31, 2011
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)	Total gain (loss)
Collateral dependent impaired loans[1]	$21,931	$0	$21,931	$0	$0
Other real estate owned[2]	1,335	0	1,335	0	(344)

1 Collateral-dependent impaired loans held at December 31, 2011 that had write-downs in fair value or whose specific reserve changed during the twelve months ended 2011.

2 Seven OREO properties had write-downs during the twelve months ended December 31, 2011.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2012 and 2011. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions. The fair value estimates, methods and assumptions set forth below for the Company’s financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and does not always incorporate the exit-price concept of fair value prescribed by ASC Topic 820-10 and should be read in conjunction with the financial statements and notes included in this Report.

Estimated Fair Value of Financial Instruments
December 31, 2012
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$118,930	$118,930	$118,930	$0	$0
Securities - held-to-maturity	24,062	25,163	0	25,163
FHLB and FRB stock	19,388	19,388	0	19,388	0
Accrued interest receivable	17,516	17,516	0	17,516	0

Loans and leases, net[1]	2,929,967	3,047,833	0	0	3,047,833

Financial Liabilities:

Time deposits	$973,883	$984,435	$0	$984,435	$0
Other deposits	2,976,286	2,976,286	0	2,976,286	0
Securities sold under agreements to repurchase	213,973	222,873	0	222,873	0
Other borrowings	100,001	111,203	0	111,203	0
Trust preferred debentures	43,668	49,421	0	49,421	0
Accrued interest payable	3,067	3,067	0	3,067	0

1 Lease receivables, although excluded from the scope of ASC Topic 825, are included in the estimated fair value amounts at their carrying value.

Estimated Fair Value of Financial Instruments
December 31, 2011
(in thousands)	Carrying Amount	Fair Value
Financial Assets:

Cash and cash equivalents	$49,567	$49,567
Securities - held to maturity	26,673	27,255
FHLB and FRB stock	19,070	19,070
Accrued interest receivable	12,420	12,420
Loans and leases, net[1]	1,954,256	2,003,257

Financial Liabilities:

Time deposits	$687,321	$690,480
Other deposits	1,973,243	1,973,243
Fed funds purchased and securities sold under agreements to repurchase	169,090	179,840
Other borrowings	173,982	188,062
Accrued interest payable	1,354	1,354
Trust preferred debentures	25,065	25,314

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

Note 21 Regulations and Supervision

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by Federal bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s business, results of operation and financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA), banks must meet specific guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications of the Company and its subsidiary banks are also subject to qualitative judgments by regulators concerning components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the table below) of total capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2012, the most recent notifications from Federal bank regulatory agencies categorized the Tompkins Trust Company, The Bank of Castile, Mahopac National Bank, and VIST Bank as “well capitalized” under the regulatory framework for PCA. To be categorized as well capitalized, the Company and its subsidiary banks must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the capital category of the Company or its subsidiary banks. Actual capital amounts and ratios of the Company and its subsidiary banks are as follows:

	Actual Capitalized	Required to be Adequately Capitalized		Required to be Well
(dollar amounts in thousands)	Amount/Ratio	Amount/Ratio		Amount/Ratio
December 31, 2012
Total Capital (to risk-weighted assets)
The Company (consolidated)	$402,281/12.9%	>$	249,830/>8.0%	>$	312,288/>10.0%
Trust Company	$120,612/12.4%	>$	77,631/>8.0%	>$	97,039/>10.0%
Castile	$80,341/11.5%	>$	55,818/>8.0%	>$	69,773/>10.0%
Mahopac	$89,381/14.7%	>$	48,625/>8.0%	>$	60,782/>10.0%
VIST	$97,870/11.8%	>$	66,491/>8.0%	>$	83,113/>10.0%
Tier I Capital (to risk-weighted assets)
The Company (consolidated)	$377,249/12.1%	>$	124,915/>4.0%	>$	187,373/>6.0%
Trust Company	$113,211/11.7%	>$	38,816/>4.0%	>$	58,224/>6.0%
Castile	$73,559/10.5%	>$	27,909/>4.0%	>$	41,864/>6.0%
Mahopac	$81,749/13.5%	>$	24,313/>4.0%	>$	36,469/>6.0%
VIST	$97,365/11.7%	>$	33,245/>4.0%	>$	49,868/>6.0%
Tier I Capital (to average assets)
The Company (consolidated)	$377,249/7.9%	>$	142,867/>3.0%	>$	238,111/>5.0%
Trust Company	$113,211/7.2%	>$	46,922/>3.0%	>$	78,203/>5.0%
Castile	$73,559/7.4%	>$	30,025/>3.0%	>$	50,042/>5.0%
Mahopac	$81,749/9.0%	>$	27,122/>3.0%	>$	45,203/>5.0%
VIST	$97,365/7.5%	>$	39,101/>3.0%	>$	65,169/>5.0%

December 31, 2011
Total Capital (to risk-weighted assets)
The Company (consolidated)	$307,893/14.2%	>$	173,879/>8.0%	>$	217,349/>10.0%
Trust Company	$129,152/14.2%	>$	72,963/>8.0%	>$	91,204/>10.0%
Castile	$78,864/12.2%	>$	51,770/>8.0%	>$	64,713/>10.0%
Mahopac	$85,533/14.5%	>$	47,119/>8.0%	>$	58,899/>10.0%
Tier I Capital (to risk-weighted assets)
The Company (consolidated)	$280,716/12.9%	>$	86,940/>4.0%	>$	130,409/>6.0%
Trust Company	$120,132/13.2%	>$	36,482/>4.0%	>$	54,722/>6.0%
Castile	$72,099/11.1%	>$	25,885/>4.0%	>$	38,828/>6.0%
Mahopac	$78,113/13.3%	>$	23,560/>4.0%	>$	35,339/>6.0%
Tier I Capital (to average assets)
The Company (consolidated)	$280,716/8.5%	>$	98,966/>3.0%	>$	164,944/>5.0%
Trust Company	$120,132/7.9%	>$	45,569/>3.0%	>$	75,949/>5.0%
Castile	$72,099/7.6%	>$	28,304/>3.0%	>$	47,173/>5.0%
Mahopac	$78,113/9.0%	>$	26,033/>3.0%	>$	43,389/>5.0%

Generally, dividends from the banking subsidiaries to the Company are limited to retained net profits for the current year and the two preceding years, unless specific approval is received from the appropriate bank regulatory authority. At December 31, 2012, the retained net profits of the Company’s bank subsidiaries available to pay dividends were $23.3 million.

In December 2010, the oversight body of the Basel Committee on Banking Supervision published final rules on capital, leverage and liquidity. Implementation of these new capital and liquidity requirements has created significant uncertainty with respect to future requirements for financial institutions. Currently, the Company has issued $43.7 million of trust preferred securities which is included in the Tier 1 capital of the Company for regulatory capital purposes pursuant to regulatory guidelines. Under the recently enacted “Dodd-Frank Wall Street Reform and Consumer Protection Act,” outstanding trust preferred securities at the effective date of the Act will continue to qualify as Tier 1 capital for bank holding companies with total assets less than $15 billion. Trust preferred securities issued in the future; however, may no longer qualify as Tier 1 capital. The Company continues to monitor and evaluate the impact that Basel III may have on our capital ratios.

In light of the recent economic downturn, bank regulatory agencies have been requiring many banks to maintain higher minimum capital ratios. This is particularly true in the case of institutions with significant commercial real estate loan portfolios and/or increasing levels of non-performing assets, such as Mahopac National Bank, one of the Company’s three banking subsidiaries. During the first quarter of 2010, Mahopac’s primary regulator, the Office of the Comptroller of the Currency, notified the Company that it was requiring Mahopac to maintain certain minimum capital ratios at levels higher than those otherwise required by applicable regulations. The OCC is requiring Mahopac to maintain a Tier 1 capital to average assets ratio of 8.0%, a Tier 1 risk-based capital to risk-weighted capital ratio of 10.0% and a Total risk based capital to risk-weighted assets ratio of 12.0%. Mahopac exceeded these minimum requirements at the time of the notification and continues to maintain ratios above these minimums. Since Mahopac’s capital ratios were above the minimum requirements at the time of notification, there was not a material impact to Mahopac or the Company. As of December 31, 2012, Mahopac had a Tier 1 capital to average assets ratio of 9.0%, a Tier 1 risk-based capital to risk-weighted capital ratio of 13.5% and a Total risk-based capital to risk-weighted assets ratio of 14.7%. During the first quarter of 2013, the Company was notified by the OCC that it was no longer requiring Mahopac to maintain the higher capital ratios agreed to in 2010.

As of December 31, 2012, the capital ratios for the Company’s other three subsidiary banks, Tompkins Trust Company and The Bank of Castile and VIST Bank also exceeded the minimum levels required to be considered well capitalized.

Note 22 Condensed Parent Company Only Financial Statements

Condensed financial statements for Tompkins (the Parent Company) as of December 31 are presented below.

Condensed Statements of Condition

(in thousands)	2012	2011
Assets

Cash	$14,135	$6,241
Available-for-sale securities, at fair value	225	225
Investment in subsidiaries, at equity	475,359	316,011
Other	13,814	8,657
Total Assets	$503,533	$331,134

Liabilities and Shareholders’ Equity

Borrowings	$20,000	$10,770
Trust preferred debentures issued to non-consolidated subsidiary	39,760	21,161
Other liabilities	3,865	1,512
Tompkins Financial Corporation Shareholders’ Equity	439,908	297,691
Total Liabilities and Shareholders’ Equity	$503,533	$331,134

Condensed Statements of Income

(in thousands)	2012	2011	2010
Dividends from available-for-sale securities	$4	$1	$1
Dividends received from subsidiaries	39,525	19,025	23,925
Other Income	69	461	30
Total Operating Income	39,598	19,487	23,956

Interest expense	2,232	1,790	1,812
Other expenses	21,197	4,820	4,397
Total Operating Expenses	23,429	6,610	6,209
Income Before Taxes and Equity in Undistributed
Earnings of Subsidiaries	16,169	12,877	17,747
Income tax benefit	9,396	3,333	2,818
Equity in undistributed earnings of subsidiaries	5,720	19,209	13,266
Net Income	$31,285	$35,419	$33,831

Condensed Statements of Cash Flows
(in thousands)	2012	2011	2010
Operating activities
Net income	$31,285	$35,419	$33,831
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiaries	(5,720)	(19,209)	(13,266)
Other, net	4,075	582	617
Net Cash Provided by Operating Activities	29,640	16,792	21,182
Investing activities

Investments in subsidiaries	(30,143)	(137)	(137)
Other, net	(25,600)	(613)	(2,786)
Net Cash Used in Investing Activities	(55,743)	(750)	(2,923)
Financing activities

Borrowings, net	9,231	(8,673)	(5,557)
Common stock	37,978	0	0
Cash dividends	(19,021)	(15,420)	(14,381)
Cash issued in lieu of fractional shares for 10% stock dividend	0	0	(7)
Repurchase of common shares	0	(17)	0
Shares issued for dividend reinvestment plans	1,936	2,435	2,872
Shares issued for employee stock ownership plan	1,037	1,053	1,278
Net proceeds from exercise of stock options	2,494	866	1,549
Tax benefits of stock options exercised	342	16	212
Net Cash Provided by (Used in) Financing Activities	33,997	(19,740)	(14,034)
Net increase (decrease) in cash	7,894	(3,698)	4,225
Cash at beginning of year	6,241	9,939	5,714
Cash at End of Year	$14,135	$6,241	$9,939

A Statement of Changes in Shareholders’ Equity has not been presented since it is the same as the Consolidated Statement of Changes in shareholders’ Equity previously presented.

Note 23 Segment and Related Information

The Company manages its operations through three reportable business segments in accordance with the standards set forth in FASB ASC 280, “Segment Reporting”: (i) banking and financial services (“Banking”), (ii) insurance services (“Tompkins Insurance Agencies, Inc) and (iii) wealth management (“Tompkins Financial Advisors”). The Company’s insurance services and wealth management services are managed separately from the Banking segment.

Banking

The bank segment is primarily comprised of its four banking subsidiaries: Tompkins Trust Company; a commercial bank with fifteen banking offices operated in Ithaca, NY and surrounding communities, the Bank of Castile; a commercial bank with sixteen banking offices conducting operations in the towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State, the Mahopac National Bank; a commercial bank operating fifteen full-service banking offices and one limited service office in the counties north of New York City and VIST Bank; a banking organization with twenty banking offices headquartered and operating in Southeastern Pennsylvania.

Banking services consist primarily of attracting deposits from the areas served by the Company’s banking subsidiaries and using those deposits to originate a variety of commercial loans, agricultural loans, consumer loans, real estate loans and leases in those same areas. The Company’s subsidiary banks provide a variety of retail banking services including checking accounts, savings accounts, time deposits, IRA products, residential mortgage loans, personal loans, home equity loans, credit cards, debit cards and safe deposit services delivered through its branch facilities, ATMs, voice response, mobile banking, Internet banking and remote deposit services. The Company’s subsidiary banks also provide a variety of commercial banking services such as lending activities for a variety of business purposes, including real estate financing, construction, equipment financing, accounts receivable financing and commercial leasing. Other commercial services include deposit and cash management services, letters of credit, sweep accounts, credit cards, Internet-based account services, mobile banking and remote deposit services. The banking subsidiaries do not engage in sub-prime lending.

Insurance

The Company provides property and casualty insurance services and employee benefits consulting through Tompkins Insurance Agencies, Inc; a 100% wholly-owned subsidiary of the Company, headquartered in Batavia, New York. Tompkins Insurance is an independent insurance agency, representing many major insurance carriers and provides employee benefit consulting to employers in Western and Central New York and Southeastern Pennsylvania, assisting them with their medical, group life insurance and group disability insurance. Through the recent acquisition of VIST Financial, VIST Insurance was consolidated with and into Tompkins Insurance. Tompkins Insurance offers services to customers of the Company’s banking subsidiaries by sharing offices with The Bank of Castile, Tompkins Trust Company and VIST Bank. In addition to these shared offices, Tompkins Insurance has four stand-alone offices in Western New York, two stand-alone offices in Tompkins County, New York and one stand-alone office in Montgomery County, Pennsylvania.

Wealth Management

The Wealth Management segment is organized under the Tompkins Financial Advisors brand name consisting of services and products offered through Tompkins Investment Services (“TIS”), a division of Tompkins Trust Company, and TFA Management, Inc. Tompkins Financial Advisors offers a comprehensive suite of financial services to customers, including trust and estate services, investment management and financial and insurance planning for individuals, corporate executives, small business owners and high net worth individuals. Recently, through the acquisition of VIST Financial Corp., VIST Capital Management, LLC was added into Tompkins Financial Advisors brand; offering a complimentary assortment of full service investment advisory and brokerage services for individual financial planning, investments and corporate and small business pension and retirement planning solutions. Tompkins Financial Advisors has offices in each of the Company’s four banking subsidiary banks.

The number of reportable segments were increased from two to three segments in the third quarter of 2012. At that time, the Company determined that a change in its reportable business segments was warranted due to the acquisition of VIST Financial effective August 1, 2012. The acquisition included VIST Insurance which is expected to approximately double annual insurance revenues of Tompkins Insurance when compare to pre-VIST results. Consequently, insurance revenues exceed the quantitative thresholds set forth in ASC 280-10-50-12 for identifying reportable segments. As such, Management determined that it was appropriate to report Insurance and Wealth Management as separate business segments. Previously, these two reportable business segments were reported as a single Financial Services segment. The prior year information contained within this report has been restated to reflect the change in the number of reportable business segments from two to three reportable business segments. The sum of the Insurance and Wealth Management segments is equal to the historic Financial Services Segment.

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the Company’s consolidated results is shown in the following table. Investment in subsidiaries is netted out of the presentations below. The “Intercompany” column identifies the intercompany activities of revenues, expenses and other assets between the banking and financial services segments. The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the services provided. Intercompany items relate primarily to the use of human resources, information systems, accounting and marketing services provided by any of the banks and the holding company. All other accounting policies are the same as those described in Note 1 “Summary of significant accounting policies” in this report.

As of and for the year ended December 31, 2012
(in thousands)	Banking	Insurance	Wealth Management	Intercompany & Merger	Consolidated
Interest income	$158,111	$7	$256	$(18)	$158,356
Interest expense	24,220	11	0	(18)	24,213
Net interest income	133,891	(4)	256	0	134,143
Provision for loan and lease losses	8,837	0	0	0	8,837
Noninterest income	22,368	18,909	15,757	(2,226)	54,808
Noninterest expense[1]	96,686	15,042	12,440	13,440	137,608
Income before income tax expense	50,736	3,863	3,573	(15,666)	42,506
Income tax expense	12,877	1,512	1,190	(4,489)	11,090
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	37,859	2,351	2,383	(11,177)	31,416
Less: Net income attributable to noncontrolling interests	131	0	0	0	131
Net Income attributable to Tompkins Financial Corporation	$37,728	$2,351	$2,383	$(11,177)	$31,285

Depreciation and amortization	$4,984	$196	$145	$0	$5,326
Assets	4,799,579	30,772	12,004	(5,158)	4,837,197
Goodwill	64,534	19,560	8,211	0	92,305
Other intangibles, net	12,338	5,638	667	0	18,643
Net loans and leases	2,929,967	0	0	0	2,929,967
Deposits	3,955,022	0	0	(4,853)	3,950,169
Total equity	407,963	24,183	9,214	0	441,360

1 Merger and acquisition integration related expenses of $15.6 million were deducted from banking segment holding company expenses and reclassified to Intercompany/Merger column to reflect the non-operating costs from the VIST Financial acquisition in August 2012 and provide a more accurate representation of segment performance. Income taxes have been adjusted in the banking segment on a weighted average rate.

As of and for the year ended December 31, 2011
(in thousands)	Banking	Insurance	Wealth Management	Intercompany & Merger	Consolidated
Interest income	$136,827	$11	$261	$(11)	$137,088
Interest expense	25,692	1	0	(11)	25,682
Net interest income	111,135	10	261	0	111,406
Provision for loan and lease losses	8,945	0	0	0	8,945
Noninterest income	21,095	12,714	15,482	(1,277)	48,014
Noninterest expense	77,480	10,084	12,265	(1,277)	98,552
Income before income tax expense	45,805	2,640	3,478	0	51,923
Income tax expense	14,171	1,032	1,170	0	16,373
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	31,634	1,608	2,308	0	35,550
Less: Net income attributable to noncontrolling interests	131	0	0	0	131
Net Income attributable to Tompkins Financial Corporation	$31,503	$1,608	$2,308	$0	$35,419

Depreciation and amortization	$4,453	$179	$126	$0	$4,758
Assets	3,373,893	17,950	12,006	(3,601)	3,400,248
Goodwill	23,600	12,287	8,011	0	43,898
Other intangibles, net	2,458	1,138	500	0	4,096
Net loans and leases	1,954,256	0	0	0	1,954,256
Deposits	2,663,905	0	0	(3,341)	2,660,564
Total equity	276,311	13,659	9,173	0	299,143

As of and for the year ended December 31, 2010
(in thousands)	Banking	Insurance	Wealth Management	Intercompany & Merger	Consolidated
Interest income	$143,766	$19	$295	$(18)	$144,062
Interest expense	32,303	2	0	(18)	32,287
Net interest income	111,463	17	295	0	111,775
Provision for loan and lease losses	8,507	0	0	0	8,507
Noninterest income	20,157	11,918	15,084	(1,000)	46,159
Noninterest expense	78,065	9,689	12,291	(1,000)	99,045
Income before income tax expense	45,048	2,246	3,088	0	50,382
Income tax expense	14,451	868	1,101	0	16,420
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	30,597	1,378	1,987	0	33,962
Less: Net income attributable to noncontrolling interests	131	0	0	0	131
Net Income attributable to Tompkins Financial Corporation	$30,466	$1,378	$1,987	$0	$33,831

Depreciation and amortization	$4,384	$175	$106	$0	$4,665
Assets	3,236,333	14,747	12,397	(3,134)	3,260,343
Goodwill	23,600	9,978	8,071	0	41,649
Other intangibles, net	2,898	689	620	0	4,207
Net loans and leases	1,882,526	0	0	0	1,882,526
Deposits	2,498,716	0	0	(2,843)	2,495,873
Total equity	252,055	11,677	9,676	0	273,408

Unaudited Quarterly Financial Data
	2012
(in thousands)	First	Second	Third	Fourth
Interest and dividend income	$33,128	$33,541	$42,919	$48,768
Interest expense	5,687	5,431	6,176	6,919
Net interest income	27,441	28,110	36,743	41,849
Provision for loan and lease losses	1,125	1,011	1,042	5,659
Income before income tax	11,606	13,010	4,280	13,610
Net income	7,811	8,826	3,487	11,161
Net income per common share (basic)	0.70	0.72	0.26	0.78
Net income per common share (diluted)	0.70	0.72	0.25	0.77

Unaudited Quarterly Financial Data
	2011
(in thousands)	First	Second	Third	Fourth
Interest and dividend income	$34,287	$34,554	$34,334	$33,913
Interest expense	6,745	6,602	6,421	5,914
Net interest income	27,542	27,952	27,913	27,999
Provision for loan and lease losses	1,910	1,005	4,870	1,160
Income before income tax	12,908	13,797	11,382	13,836
Net income	8,773	9,400	7,859	9,387
Net income per common share (basic)	0.80	0.86	0.71	0.84
Net income per common share (diluted)	0.80	0.85	0.71	0.84

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2012. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Form 10-K, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that material information relating to the Company and its subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As of December 31, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its evaluation under the COSO framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management’s assessment was reviewed with the Company’s Audit Committee of its Board of Directors. The Company’s registered public accounting firm has issued an attestation report on the Company’s internal controls over financial reporting, which is included in Part II, Item 8 of this Report.

Changes in Internal Control Over Financial Reporting

During the fourth quarter, the Company completed the integration of the internal control processes of VIST Financial, which was acquired on August 1, 2012, into the Company’s internal control environment. Other than that integration, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012, that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the material under the captions “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”; the discussion of the Company’s code of ethics under the caption “Corporate Governance”; the discussion of director nominees by stockholders and the Audit/Examining Committee under the caption “Board of Director Meetings and Committees” all in the Company’s proxy statement relating to its 2013 annual meeting of shareholders (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission on or about April 1, 2013; and the material captioned “Executive Officers of the Registrant” in Part I of this Report on Form 10-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding stock-based compensation awards outstanding and available for future grant as of December 31, 2012 is presented in the table below.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (excluding Securities in Column (a) (c)
Equity Compensation Plans Approved by Security Holders	941,921	$37.88	437,985
Equity Compensation Plans Not Approved by Security Holders	0	0	0

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

Report of KPMG LLP, Independent Registered Public Accounting Firm
Consolidated Statements of Condition for the years ended December 31, 2012 and 2011
Consolidated Statements of Income for the years ended December 31, 2012, 2011, and 2010
Consolidated Statement of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010
Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2012, 2011, and 2010
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

Date: March 18, 2013

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

Signature	Date	Capacity	Signature	Date	Capacity

/S/ James J. Byrnes	03/18/13	Chairman of the Board	/S/Carl E. Haynes	03/18/13	Director
James J. Byrnes		Director	Carl E. Haynes

/S/ Stephen S. Romaine	03/18/13	President and Chief	/S/Susan A. Henry	03/18/13	Director
Stephen S. Romaine		Executive Officer	Susan A. Henry
Director

/S/James W. Fulmer	03/18/13	Vice Chairman,	/S/Patricia A. Johnson	03/18/13	Director
James W. Fulmer		Director	Patricia A. Johnson

/S/Francis M. Fetsko	03/18/13	Executive Vice	/S/Frank C. Milewski	03/18/13	Director
Francis M. Fetsko		President and Chief	Frank C. Milewski
Financial Officer
		(Principal Financial Officer)	/S/Sandra A. Parker	03/18/13	Director
		(Principal Accounting	Sandra A. Parker
Officer)
/S/John E. Alexander	03/18/13	Director	/S/Thomas R. Rochon	03/18/13	Director
John E. Alexander			Thomas R. Rochon

/S/Paul J. Battaglia	03/18/13	Director	/S/Michael H. Spain	03/18/13	Director
Paul J. Battaglia			Michael H. Spain

/S/Daniel J. Fessenden	03/18/13	Director	/S/William D. Spain, Jr.	03/18/13	Director
Daniel J. Fessenden			William D. Spain, Jr.

/S/Reeder D. Gates	03/18/13	Director	/S/Alfred J. Weber	03/18/13	Director
Reeder D. Gates			Alfred J. Weber

/S/ James R. Hardie	03/18/13	Director	/S/Craig Yunker	03/18/13	Director
James R. Hardie			Craig Yunker

(a)(3) Exhibits

Item No.	Description

2.1	Agreement and Plan of Reorganization, dated as of March 14, 1995, among the Bank, the Company and the Interim Bank, incorporated herein by reference to Exhibit 2 to the Company’s Registration Statement on From 8-A (No. 0-38625), filed with the Commission on December 29, 1995, and amended by the Company’s From 8-A/A filed with the Commission on January 22, 1996.

2.2

Agreement and Plan of Reorganization, dated as of July 30, 1999, between the Company and Letchworth, incorporated herein by reference to Annex A to the Company’s Registration Statement on Form S-4 (Registration No. 333-90411), filed with the Commission on November 5, 1999.

2.3

Agreement and Plan of Merger, dated January 25, 2012, by and among the Company, TMP Mergeco, Inc. and VIST Financial Corp., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 26, 2012.

2.4

First Amendment to the Agreement and Plan of Merger, dated July 31, 2012, by and among the Company, TMP Mergeco, Inc. and VIST Financial Corp., incorporated herein by reference to Exhibit 10.1 to the Company’s Amended Quarterly Report on Form 10-Q/A, filed with the Commission on September 7, 2012.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3(i) to the Company’s Form 10-Q, filed with the Commission on August 11, 2008.

3.2	Second Amended and Restated Bylaws of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 31, 2011.

4.1

Form of Specimen Common Stock Certificate of the Company, incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A (No. 0-27514), filed with the Commission on December 29, 1995.

4.2

Indenture (Tompkins Capital Trust I), dated as of April 10, 2009, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on April 16, 2009.

4.3	Form of Subordinated Debenture (Tompkins Capital Trust I), included as Exhibit A to Exhibit 4.2 and incorporated herein by reference.

4.4

Amended and Restated Trust Agreement (Tompkins Capital Trust I), dated as of April 10, 2009, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on April 16, 2009.

4.5	Form of Convertible Preferred Security Certificate of Tompkins Capital Trust I, included as Exhibit D to Exhibit 4.4 and incorporated herein by reference.

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

132

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

10.7*

Lease Agreement dated August 20, 1993, between Tompkins County Trust Company and Comex Plaza Associates, relating to leased property at the Rothschild Building, Ithaca, NY, incorporated herein by reference to Exhibit 10.8 to the Company’s Form 10-K, filed with the Commission on March 26, 1996.

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

10.11*

Summary of Compensation Arrangements for Named Executive Officers and Directors, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 30, 2013.

10.12*	Supplemental Executive Retirement Agreement between James W. Fulmer and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2006.

10.14*	Supplemental Executive Retirement Agreement between Stephen S. Romaine and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2006.

10.15*

Supplemental Executive Retirement Agreement between Francis M. Fetsko and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2006.

10.16*	Supplemental Executive Retirement Agreement between David S. Boyce and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2006.

10.17*	Supplemental Executive Retirement Agreement between Robert B. Bantle and Tompkins Trustco, Inc., dated December 28, 2005, incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.

10.18*	Form of Officer Group Term Life Replacement Plan (the “Plan”) among Tompkins Trust Company and the Participants in the Plan, incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2006.

10.20*

Amendment to the Tompkins Trustco, Inc. Supplemental Retirement Agreement with James J. Byrnes, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2006.

10.21*

Tompkins Trustco, Inc. Officer Group Term Life Replacement Plan, as amended on June 26, 2006, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report Form 10-Q, filed with the Commission on August 9, 2006.

10.22*	2009 Equity Plan, incorporated herein by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 (No. 333-160738), filed with the Commission on July 22, 2009.

133

10.23*

Supplemental Executive Retirement Agreement between the Company and Gregory J. Hartz, dated May 12, 2011, incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 9, 2012.

10.24*

Employment Agreement, dated as of September 19, 2005 among Leesport Financial Corp., Leesport Bank and Robert D. Davis, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 7, 2012.

10.25*

First Amendment to Employment dated October 10, 2008, by and among Leesport Financial Corp. n/k/a VIST Financial Corp., Leesport Bank n/k/a VIST Bank and Robert D. Davis, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 7, 2012.

10.26*

Second Amendment to Employment Agreement dated July 24, 2012, by and among VIST Bank, VIST Financial Corp., the Company, and Robert D. Davis, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 7, 2012.

10.27*	Form of Award under 2009 Equity Plan, filed herewith.

14.

Tompkins Financial Corporation Code of Ethics For Chief Executive Officer and Senior Financial Officers dated April 25, 2006, incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 15, 2007.

21.	Subsidiaries of Registrant, incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15, 2004.

23.	Consent of Independent Registered Public Accounting Firm (filed herewith)

24.	Power of Attorney, included on page 131 of this Report on Form 10-K.
31.1	Certification of the Chief Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business reporting Language): (i) Condensed Consolidated Statements of Condition as of December 31, 2012; (ii) condensed Consolidated Statements of Income as of December 31, 2012; (iii) Condensed Consolidated Statements of Comprehensive Income as of December 31, 2012; (iv) Condensed Consolidated Statements of Cash Flows as of December 31, 2012; (v) condensed Consolidated Statements of Changes in shareholders’ Equity as of December 31, 2012; and (vi) Notes to unaudited Condensed Consolidated Financial Statements.
**	Pursuant to rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

134

P.O. Box 460, Ithaca, New York 14851

(607) 273-3210

www.tompkinsfinancial.com

135