Form 10-Q
period 2013-03-31
TOMPKINS FINANCIAL CORP
filed 2013-05-10
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒.

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

Class	Outstanding as of April 28, 2013
Common Stock, $0.10 par value	14,455,200 shares

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data) (Unaudited)	As of	As of
ASSETS	03/31/2013	12/31/2012

Cash and noninterest bearing balances due from banks	$97,670	$117,448
Interest bearing balances due from banks	1,483	1,482
Cash and Cash Equivalents	99,153	118,930

Trading securities, at fair value	15,631	16,450
Available-for-sale securities, at fair value (amortized cost of $1,489,481 at March 31, 2013 and $1,349,416 at December 31, 2012)	1,527,575	1,393,340
Held-to-maturity securities, fair value of $24,355 at March 31, 2013, and $25,163 at December 31, 2012	23,304	24,062
Originated loans and leases, net of unearned income and deferred costs and fees	2,208,346	2,133,106
Acquired loans and leases, covered	35,304	37,600
Acquired loans and leases, non-covered	750,145	783,904
Less: Allowance for loan and lease losses	24,661	24,643
Net Loans and Leases	2,969,134	2,929,967

FDIC Indemnification Asset	4,465	4,385
Federal Home Loan Bank stock and Federal Reserve Bank stock	19,646	19,388
Bank premises and equipment, net	54,901	54,581
Corporate owned life insurance	65,657	65,102
Goodwill	92,305	92,305
Other intangible assets, net	18,009	18,643
Accrued interest and other assets	97,500	100,044
Total Assets	$4,987,280	$4,837,197

LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	2,322,233	2,144,367
Time	978,351	973,883
Noninterest bearing	771,768	831,919
Total Deposits	4,072,352	3,950,169

Federal funds purchased and securities sold under agreements to repurchase	194,091	213,973
Other borrowings, including certain amounts at fair value of $11,770 at March 31, 2013 and $11,847 at December 31, 2012	156,649	111,848
Trust preferred debentures	43,687	43,668
Other liabilities	73,689	76,179
Total Liabilities	$4,540,468	$4,395,837

EQUITY
Tompkins Financial Corporation shareholders' equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 14,482,927 at March 31, 2013; and 14,426,711 at December 31, 2012	1,448	1,443
Additional paid-in capital	337,097	334,649
Retained earnings	114,747	108,709
Accumulated other comprehensive loss	(5,195)	(2,106)
Treasury stock, at cost – 98,610 shares at March 31, 2013, and 100,054 shares at December 31, 2012	(2,770)	(2,787)

Total Tompkins Financial Corporation Shareholders’ Equity	445,327	439,908
Noncontrolling interests	1,485	1,452
Total Equity	$446,812	$441,360
Total Liabilities and Equity	$4,987,280	$4,837,197

See notes to unaudited condensed consolidated financial statements

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
(In thousands, except per share data) (Unaudited)	03/31/2013	03/31/2012
INTEREST AND DIVIDEND INCOME
Loans	$36,429	$25,303
Due from banks	7	3
Federal funds sold	0	2
Trading securities	165	198
Available-for-sale securities	7,480	7,176
Held-to-maturity securities	191	225
Federal Home Loan Bank stock and Federal Reserve Bank stock	185	221
Total Interest and Dividend Income	44,457	33,128
INTEREST EXPENSE
Time certificates of deposits of $100,000 or more	1,204	734
Other deposits	2,182	2,027
Federal funds purchased and securities sold under agreements to repurchase	1,010	1,092
Trust preferred debentures	687	405
Other borrowings	1,168	1,429
Total Interest Expense	6,251	5,687
Net Interest Income	38,206	27,441
Less: Provision for loan and lease losses	1,038	1,125
Net Interest Income After Provision for Loan and Lease Losses	37,168	26,316
NONINTEREST INCOME
Insurance commissions and fees	7,261	3,638
Investment services income	3,788	3,397
Service charges on deposit accounts	1,908	1,785
Card services income	1,738	1,569
Mark-to-market loss on trading securities	(115)	(82)
Mark-to-market gain on liabilities held at fair value	77	88
Other income	2,366	1,264
Gain on securities transactions	367	2
Total Noninterest Income	17,390	11,661
NONINTEREST EXPENSES
Salaries and wages	15,572	11,300
Pension and other employee benefits	6,070	4,299
Net occupancy expense of premises	3,061	1,805
Furniture and fixture expense	1,457	1,100
FDIC insurance	772	528
Amortization of intangible assets	557	133
Merger related expenses	196	94
Other operating expense	9,835	7,112
Total Noninterest Expenses	37,520	26,371
Income Before Income Tax Expense	17,038	11,606
Income Tax Expense	5,495	3,762
Net Income attributable to Noncontrolling Interests and Tompkins Financial Corporation	11,543	7,844
Less: Net income attributable to noncontrolling interests	33	33
Net Income Attributable to Tompkins Financial Corporation	$11,510	$7,811
Basic Earnings Per Share	$0.80	$0.70
Diluted Earnings Per Share	$0.79	$0.70

See notes to unaudited condensed consolidated financial statements

Consolidated Statements of Comprehensive Income
	Three Months Ended
(in thousands) (Unaudited)	03/31/2013	03/31/2012
Net income attributable to noncontrolling interests and
Tompkins Financial Corporation	$11,543	$7,844
Other comprehensive (loss) income, net of tax:

Available-for-sale securities:
Change in net unrealized gain/loss during the period	(3,278)	(459)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(220)	(1)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	393	283
Amortization of net retirement plan prior service cost (credit)	8	7
Amortization of net retirement plan transition liability	8	10

Other comprehensive (loss) income	(3,089)	(160)

Subtotal comprehensive income attributable to noncontrolling interests and Tompkins Financial Corporation	8,454	7,684
Less: Net income attributable to noncontrolling interests	(33)	(33)
Total comprehensive income attributable to Tompkins Financial Corporation	$8,421	$7,651

See notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	03/31/2013	03/31/2012
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$11,510	$7,811
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,038	1,125
Depreciation and amortization of premises, equipment, and software	1,445	1,209
Amortization of intangible assets	557	133
Earnings from corporate owned life insurance	(552)	(426)
Net amortization on securities	3,898	2,700
Mark-to-market loss on trading securities	115	82
Mark-to-market gain on liabilities held at fair value	(77)	(88)
Gain on securities transactions	(367)	(2)
Net gain on sale of loans	(29)	(100)
Proceeds from sale of loans	720	4,281
Loans originated for sale	(589)	(5,072)
Net gain on sale of bank premises and equipment	(14)	(6)
Stock-based compensation expense	307	377
Increase in accrued interest receivable	(395)	(618)
Decrease in accrued interest payable	(457)	(52)
Proceeds from maturities and payments of trading securities	694	738
Contribution to pension plan	0	(5,000)
Other, net	3,626	(1,340)
Net Cash Provided by Operating Activities	21,430	5,752
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	77,907	89,456
Proceeds from sales of available-for-sale securities	25,222	0
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	1,433	1,043
Purchases of available-for-sale securities	(246,715)	(189,958)
Purchases of held-to-maturity securities	(676)	(692)
Net (increase) decrease in loans	(40,307)	3,401
Net (decrease) increase in Federal Home Loan Bank stock and Federal Reserve Bank stock	(258)	2,610
Proceeds from sale of bank premises and equipment	72	18
Purchases of bank premises and equipment	(1,618)	(1,473)
Net cash acquired (used) in acquisition	0	(755)
Other, net	(138)	(550)
Net Cash Used in Investing Activities	(185,078)	(96,900)
FINANCING ACTIVITIES
Net increase in demand, money market, and savings deposits	117,715	157,086
Net increase in time deposits	4,468	41,786
Net (decrease) increase in Federal funds purchases and securities sold under agreements to repurchase	(19,882)	366
Increase in other borrowings	49,879	0
Repayment of other borrowings	(5,000)	(53,103)
Cash dividends	(5,472)	(4,005)
Shares issued for dividend reinvestment plan	970	710
Shares issued for employee stock ownership plan	717	1,037
Net proceeds from exercise of stock options	416	966
Tax benefit from stock option exercises	60	55
Net Cash Provided by Financing Activities	143,871	144,898
Net (Decrease) Increase in Cash and Cash Equivalents	(19,777)	53,750
Cash and cash equivalents at beginning of period	118,930	49,567
Total Cash & Cash Equivalents at End of Period	99,153	103,317

See notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	03/31/2013	03/31/2012
Supplemental Information:
Cash paid during the year for - Interest	$6,708	$5,739
Cash paid during the year for - Taxes	76	4,252
Transfer of loans to other real estate owned	550	592

See notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(in thousands except share and per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Non-controlling Interests	Total
Balances at January 1, 2012	$1,116	$206,395	$96,445	$(3,677)	$(2,588)	$1,452	$299,143
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			7,811			33	7,844

Other comprehensive income				(160)			(160)
Total Comprehensive Income							7,684
Cash dividends ($0.36 per share)			(4,005)				(4,005)
Exercise of stock options and related tax benefit (30,976 shares, net)	3	1,018					1,021
Stock-based compensation expense		377					377
Shares issued for dividend reinvestment plan (17,383 shares, net)	2	708					710
Shares issued for employee stock ownership plan (25,655 shares)	2	1,035					1,037
Directors deferred compensation plan ((1,672) shares, net)		(61)			61		0
Net shares issued related to restricted stock
Forfeiture of restricted shares (200 shares)
Balances at March 31, 2012	$1,123	$209,472	$100,251	$(3,837)	$(2,527)	$1,485	$305,967

Balances at January 1, 2013	$1,443	$334,649	$108,709	$(2,106)	$(2,787)	$1,452	$441,360
Net income attributable to noncontrolling interests and Tompkins Financial Corporation			11,510			33	11,543

Other comprehensive (loss) income				(3,089)			(3,089)
Total Comprehensive Income							8,454
Cash dividends ($0.38 per share)			(5,472)				(5,472)
Exercise of stock options and related tax benefit (15,567 shares, net)	1	475					476
Shares issued for dividend reinvestment plan (23,532 shares, net)	2	968					970
Compensation expense stock options		307					307
Shares issued for employee stock ownership plan (17,290 shares, net)	2	715					717
Directors deferred compensation plan ((1,444) shares, net)		(17)			17		0
Forfeiture of restricted shares (173 shares)
Balances at March 31, 2013	$1,448	$337,097	$114,747	$(5,195)	$(2,770)	$1,485	$446,812

See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, insurance, and brokerage services. At March 31, 2013, the Company’s subsidiaries included:  four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile, Mahopac National Bank, VIST Bank; TFA Wealth Management, Inc., a wholly owned registered investment advisor (“TFA Wealth Management”); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). TFA Wealth Management and the trust division of the Trust Company provide a full array of investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services.  VIST Bank, through its VIST Capital Management brand (“VIST Capital Management”) provides investment advisory, retirement planning solutions, and brokerage services to our customers in southeastern Pennsylvania.  The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (607) 273-3210.  The Company’s common stock is traded on the NYSE MKT LLC under the Symbol “TMP.”

As a registered financial holding company, the Company is regulated under the Bank Holding Company Act of 1956 (“BHC Act”), as amended and is subject to examination and comprehensive regulation by the Federal Reserve Board (“FRB”). The Company is also subject to the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to disclosure and regulatory requirements under the Securities Act of 1933, as amended, and the Securities Act of 1934, as amended.  The Company is subject to the rules of the NYSE MKT LLC for listed companies.

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 2013.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes to the Company’s accounting policies from those presented in the 2012 Annual Report on Form 10-K. Refer to Note 3- “Accounting Standards Updates” of this Report for a discussion of recently issued accounting guidelines.

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

 3. Accounting Standards Updates

ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU No. 2013-01, “Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” clarifies that ordinary trade receivables are not within the scope of ASU 2011-11. ASU 2011-11, as amended by ASU 2013-01, became effective for the Company on January 1, 2013 and did not have a significant impact on the Company’s financial statements.

ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 became effective for the Company on January 1, 2013 and did not have a significant impact on the Company’s financial statements.

ASU 2012-06, “Business Combinations (Topic 805) – Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force).” ASU 2012-06 clarifies the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. Under ASU 2012-06, when a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and, subsequently, a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification.  Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). ASU 2012-06 became effective for the Company on January 1, 2013 and did not have a significant impact on the Company’s financial statements.

ASU 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  ASU 2013-02 amends recent guidance related to the reporting of comprehensive income to enhance the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 became effective for the Company on January 1, 2013 and did not have a significant impact on the Company’s financial statements other than providing the additional required disclosure, which are disclosed in Note 10 – “Other Comprehensive Income (Loss)”.

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

Direct costs related to the acquisition were expensed as incurred.  During the twelve months ended December 31, 2012, the Company incurred $15.6 million of merger and acquisition integration-related expenses, which have been separately stated in the Company’s Consolidated Statements of Income.  For the three months ended March 31, 2013, the Company incurred $196,000 of merger and acquisition integration-related expenses.

5.  Securities

Available-for-Sale Securities
The following table summarizes available-for-sale securities held by the Company at March 31, 2013:

	Available-for-Sale Securities
March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$586,535	$20,943	$20	$607,458
Obligations of U.S. states and political subdivisions	76,308	2,211	291	78,228
Mortgage-backed securities – residential, issued by
U.S. Government agencies	159,707	4,856	699	163,864
U.S. Government sponsored entities	659,471	13,860	2,819	670,512
Non-U.S. Government agencies or sponsored entities	395	8	0	403
U.S. corporate debt securities	5,007	80	13	5,074
Total debt securities	1,487,423	41,958	3,842	1,525,539
Equity securities	2,058	0	22	2,036
Total available-for-sale securities	$1,489,481	$41,958	$3,864	$1,527,575

 The following table summarizes available-for-sale securities held by the Company at December 31, 2012:

	Available-for-Sale Securities
December 31, 2012	Amortized Cost1	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
U.S. Treasury securities	$1,001	$3	$0	$1,004
Obligations of U.S. Government sponsored entities	570,871	22,909	2	593,778
Obligations of U.S. states and political subdivisions	76,803	2,326	73	79,056
Mortgage-backed securities – residential, issued by
U.S. Government agencies	162,853	5,362	548	167,667
U.S. Government sponsored entities	526,364	15,759	1,768	540,355
Non-U.S. Government agencies or sponsored entities	4,457	40	143	4,354
U.S. corporate debt securities	5,009	87	13	5,083
Total debt securities	1,347,358	46,486	2,547	1,391,297
Equity securities	2,058	0	15	2,043
Total available-for-sale securities	$1,349,416	$46,486	$2,562	$1,393,340
1 Net of other-than-temporary impairment losses recognized in earnings.

Held-to-Maturity Securities
The following table summarizes held-to-maturity securities held by the Company at March 31, 2013:

	Held-to-Maturity Securities
March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. states and political subdivisions	$23,304	$1,051	$0	$24,355
Total held-to-maturity debt securities	$23,304	$1,051	$0	$24,355

The following table summarizes held-to-maturity securities held by the Company at December 31, 2012:

	Held-to-Maturity Securities
December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. states and political subdivisions	$24,062	$1,101	$0	$25,163
Total held-to-maturity debt securities	$24,062	$1,101	$0	$25,163

Realized gains on available-for-sale securities were $367,000 and $2,000 in the quarters ending March 31, 2013 and 2012, respectively.  There were no realized losses on available-for-sale securities in the quarters ending March 31, 2013 and 2012, respectively.

The following table summarizes available-for-sale securities that had unrealized losses at March 31, 2013:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$12,076	$20	$0	$0	$12,076	$20
Obligations of U.S. states and political subdivisions	11,911	291	0	0	11,911	291

Mortgage-backed securities – residential, issued by
U.S. Government agencies	42,847	699	0	0	42,847	699
U.S. Government sponsored entities	290,799	2,819	0	0	290,799	2,819
U.S. corporate debt securities	2,488	13	0	0	2,488	13
Equity securities	979	22	0	0	979	22
Total available-for-sale securities	$361,100	$3,864	$0	$0	$361,100	$3,864

There were no unrealized losses on held-to-maturity securities at March 31, 2013.

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2012:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$1,147	$2	$0	$0	$1,147	$2
Obligations of U.S. states and political subdivisions	10,307	73	0	0	10,307	73

Mortgage-backed securities – residential, issued by
U.S. Government agencies	40,022	548	0	0	40,022	548
U.S. Government sponsored entities	128,365	1,768	0	0	128,365	1,768
Non-U.S. Government agencies or sponsored entities	833	143	0	0	833	143
U.S. corporate debt securities	2,487	13	0	0	2,487	13
Equity securities	985	15	0	0	985	15
Total available-for-sale securities	$184,146	$2,562	$0	$0	$184,146	$2,562

There were no unrealized losses on held-to-maturity securities at December 31, 2012.

The gross unrealized losses reported at March 31, 2013 and December 31, 2012 for mortgage-backed securities-residential relate to investment securities issued by U.S. government sponsored entities such as Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, and U.S. government agencies such as Government National Mortgage Association, and non U.S. Government agencies or sponsored entities.  The total gross unrealized losses shown in the table above, were primarily attributable to changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and generally not due to the credit quality of the investment securities.

The Company does not intend to sell the securities that are in an unrealized loss position and it is not more-likely-than not that the Company will be required to sell these available-for-sale investment securities, before recovery of their amortized cost basis, which may be at maturity.  Accordingly, as of March 31, 2013, and December 31, 2012, management believes the unrealized losses detailed in the tables above are not other-than-temporary.

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

As of March 31, 2013, the Company owned one corporate (non-agency) collateralized mortgage obligation issue (“CMO”) in a super senior or senior tranche of which the aggregate historical cost basis for this non-agency CMO was less than their estimated fair value.  At March 31, 2013, this non-agency CMO with an amortized cost basis of $395,000 was collateralized by residential real estate and is not currently deferring or is in default of interest payments to the Company.  As of December 31, 2012, the Company owned 5 corporate, non-U.S. Government agency collateralized mortgage obligation issues (“CMO’s”) in super senior or senior tranches of which the aggregate historical cost basis for 3 of these non-agency CMO’s was greater than their estimated fair value.  At December 31, 2012, all 5 non-agency CMO’s with an amortized cost basis of $4.5 million were collateralized by residential real estate.  None of the 5 non-agency CMO’s whose aggregate historical cost basis is greater than their estimated fair value are currently deferring or are in default of interest payments to the Company.

During the first quarter of 2013, the Company sold three non-agency CMO securities for a gain of approximately $94,000.  Prior to the first quarter of 2013, these three non-agency CMO securities were determined to be other-than-temporarily impaired and the Company did recognize net credit impairment charges to earnings of $441,000 over the life of these three securities.  Also during the first quarter of 2013, one non-agency CMO security was repaid in full.  The Company did not recognize any net credit impairment charge to earnings for this security.

The following table summarizes the roll-forward of credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment is recognized in other comprehensive income:

	Three Months Ended
(in thousands)	03/31/2013	03/31/2012
Credit losses at beginning of the period	$441	$245
Credit losses related to securities for which an other-than-temporary impairment was previously recognized	0	0
Sales of securities for which an other-than-temporary impairment was previously recognized	(441)	0
Ending balance of credit losses on debt securities held for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$0	$245

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed securities are shown separately since they are not due at a single maturity date.

March 31, 2013
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$139,998	$141,550
Due after one year through five years	288,346	302,276
Due after five years through ten years	236,981	244,418
Due after ten years	2,525	2,516
Total	667,850	690,760
Mortgage-backed securities	819,573	834,779
Total available-for-sale debt securities	$1,487,423	$1,525,539

December 31, 2012
(in thousands)	Amortized Cost1	Fair Value
Available-for-sale securities:
Due in one year or less	$39,552	$39,990
Due after one year through five years	355,296	370,933
Due after five years through ten years	255,795	264,966
Due after ten years	3,041	3,032
Total	653,684	678,921
Mortgage-backed securities	693,674	712,376
Total available-for-sale debt securities	$1,347,358	$1,391,297
1 Net of other-than-temporary impairment losses recognized in earnings.

March 31, 2013
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$13,399	$13,491
Due after one year through five years	7,039	7,567
Due after five years through ten years	2,146	2,458
Due after ten years	720	839
Total held-to-maturity debt securities	$23,304	$24,355

December 31, 2012
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$13,070	$13,154
Due after one year through five years	7,974	8,535
Due after five years through ten years	2,283	2,619
Due after ten years	735	855
Total held-to-maturity debt securities	$24,062	$25,163

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock, non-marketable Atlantic Central Bankers Bank  (“ACBB”) stock, and non-marketable Federal Reserve Bank (“FRB”) stock, all of which are required to be held for regulatory purposes and for borrowing availability.  The required investment in FHLB stock is tied to the Company’s borrowing levels with each FHLB.  Holdings of FHLBNY stock, FHLBPITT stock, ACBB stock, and FRB stock totaled $12.3 million, $5.2 million, $95,000, and $2.1 million at March 31, 2013, respectively, and $13.2 million, $4.1 million, $95,000 and $2.1 million at December 31, 2012, respectively.  These securities are carried at par, which is also cost.  The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock.  As such, the Company has not recognized any impairment on its holdings of FHLBNY and FHLBPITT stock.

Trading Securities
The following summarizes trading securities, at estimated fair value, as of:

(in thousands)	03/31/2013	12/31/2012

Obligations of U.S. Government sponsored entities	$11,526	$11,860
Mortgage-backed securities – residential, issued by
U.S. Government sponsored entities	4,105	4,590
Total	$15,631	$16,450

The net loss on trading account securities, which reflects mark-to-market adjustments, totaled $115,000 for the three months ended March 31, 2013, and $82,000 for the three months ended March 31, 2012.

The Company pledges securities as collateral for public deposits and other borrowings, and sells securities under agreements to repurchase. Securities carried of $1.2 billion and $1.0 million at March 31, 2013 and December 31, 2012, respectively, were either pledged or sold under agreements to repurchase.

6.  Loans and Leases
Loans and Leases at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013			December 31, 2012
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$63,469	$0	$63,469	$77,777	$0	$77,777
Commercial and industrial other	468,297	154,177	622,474	446,876	167,427	614,303
Subtotal commercial and industrial	531,766	154,177	685,943	524,653	167,427	692,080
Commercial real estate
Construction	41,304	29,216	70,520	41,605	43,074	84,679
Agriculture	46,677	3,178	49,855	48,309	3,247	51,556
Commercial real estate other	763,876	445,133	1,209,009	722,273	445,359	1,167,632
Subtotal commercial real estate	851,857	477,527	1,329,384	812,187	491,680	1,303,867
Residential real estate
Home equity	159,538	77,888	237,426	159,720	81,657	241,377
Mortgages	604,593	39,159	643,752	573,861	41,618	615,479
Subtotal residential real estate	764,131	117,047	881,178	733,581	123,275	856,856
Consumer and other
Indirect	25,125	18	25,143	26,679	24	26,703
Consumer and other	31,418	1,376	32,794	32,251	1,498	33,749
Subtotal consumer and other	56,543	1,394	57,937	58,930	1,522	60,452
Leases	5,109	0	5,109	4,618	0	4,618
Covered loans	0	35,304	35,304	0	37,600	37,600
Total loans and leases	2,209,406	785,449	2,994,855	2,133,969	821,504	2,955,473
Less: unearned income and deferred costs and fees	(1,060)	0	(1,060)	(863)	0	(863)
Total loans and leases, net of unearned income and deferred costs and fees	$2,208,346	$785,449	$2,993,795	$2,133,106	$821,504	$2,954,610

The outstanding principal balance and the related carrying amount of the Company's loans acquired in the VIST Bank Acquisition are as follows at March 31, 2013:

(in thousands)	03/31/2013	12/31/2012
Acquired Credit Impaired Loans
Outstanding principal balance	$104,070	$114,516
Carrying amount	76,062	80,223

Acquired Non-Credit Impaired Loans
Outstanding principal balance	718,048	750,380
Carrying amount	709,387	741,281

Total Acquired Loans
Outstanding principal balance	822,118	864,896
Carrying amount	785,449	821,504

The following tables present changes in accretable yield on loans acquired from VIST Bank that were considered credit impaired.

(in thousands)
Balance at August 1, 2012	$0
VIST Acquisition	10,008
Accretion	(3,836)
Disposals (loans paid in full)	(96)
Reclassifications to/from nonaccretable difference	1,261
Balance at December 31, 2012	$7,337

(in thousands)
Balance at January 1, 2013	$7,337
Accretion	(1,452)
Disposals (loans paid in full)	(2)
Reclassifications to/from nonaccretable difference	119
Balance at March 31, 2013	$6,002

At March 31, 2013, acquired loans included $35.3 million of covered loans.  VIST Financial had previously acquired these loans in an FDIC assisted transaction in the fourth quarter of 2010.  In accordance with a loss sharing agreement with the FDIC, certain losses and expenses relating to covered loans may be reimbursed by the FDIC at 70% or, if net losses exceed certain levels specified in the loss sharing agreements, 80%.  See Note 8 – “FDIC Indemnification Asset Related to Covered Loans” for further discussion of the loss sharing agreements and related FDIC indemnification asset.

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

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures.  Management review these policies and procedures on a regular basis.  The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 4 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no significant changes in these policies and guidelines.  As such, these policies are reflective of new originations as well as those balances held at March 31, 2013.  The Company’s Board of Directors approves the lending policies at least annually.  The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines.  Management has also implemented reporting systems to monitor loan origination, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments are due.  Generally loans are placed on nonaccrual status if principal or interest payments become 90 days or more past due and/or management deems the collectability of the principal and/or interest to be in question as well as when required by regulatory agencies.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  Payments received on loans on nonaccrual are generally applied to reduce the principal balance of the loan.  Loans are generally returned to accrual status when all the principal and interest amounts contractually due are brought current, the borrower has established a payment history, and future payments are reasonably assured.  When management determines that the collection of principal in full is improbable, management will charge-off a partial amount or full amount of the loan balance.  Management considers specific facts and circumstances relative to each individual credit in making such a determination.  For residential and consumer loans, management uses specific regulatory guidance and thresholds for determining charge-offs.

Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if we can reasonably estimate the timing and amount of the expected cash flows on such loans and if the Company expects to fully collect the new carrying value of the loans.  As such, we may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount.  To the extent we cannot reasonably estimate cash flows, interest income recognition is discontinued. The Company has determined that it can reasonably estimate future cash flows on our acquired loans that are past due 90 days or more and accruing interest and the Company expects to fully collect the carrying value of the loans with the exception of one commercial relationship of which a specific reserve has been established and is no longer accruing interest.

The below table is an age analysis of past due loans, segregated by originated and acquired loan and lease portfolios, and by class of loans, as of March 31, 2013 and December 31, 2012.

March 31, 2013
	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing1	Nonaccrual
(in thousands)
Originated Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$63,469	$63,469	$0	$42
Commercial and industrial other	1,355	493	466,449	468,297	0	927
Subtotal commercial and industrial	1,355	493	529,918	531,766	0	969
Commercial real estate
Construction	313	7,658	33,333	41,304	0	10,193
Agriculture	211	19	46,447	46,677	0	22
Commercial real estate other	4,481	9,415	749,980	763,876	0	12,601
Subtotal commercial real estate	5,005	17,092	829,760	851,857	0	22,816
Residential real estate
Home equity	811	2,356	156,371	159,538	119	1,630
Mortgages	3,203	6,361	595,029	604,593	38	6,904
Subtotal residential real estate	4,014	8,717	751,400	764,131	157	8,534
Consumer and other
Indirect	415	269	24,441	25,125	0	230
Consumer and other	99		31,319	31,418	0	5
Subtotal consumer and other	514	269	55,760	56,543	0	235
Leases	0	0	5,109	5,109	0	0
Total loans and leases	10,888	26,571	2,171,947	2,209,406	157	32,554
Less: unearned income and deferred costs and fees	0	0	0	(1,060)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$10,888	$26,571	$2,171,947	$2,208,346	$157	$32,554
Acquired Loans and Leases
Commercial and industrial
Commercial and industrial other	154	1,017	153,006	154,177	1,006	330
Subtotal commercial and industrial	154	1,017	153,006	154,177	1,006	330
Commercial real estate
Construction	0	6,113	23,103	29,216	5,928	185
Agriculture	0	0	3,178	3,178	0	0
Commercial real estate other	1,189	5,749	438,195	445,133	4,240	1,781
Subtotal commercial real estate	1,189	11,862	464,476	477,527	10,168	1,966
Residential real estate
Home equity	1,669	1,644	74,575	77,888	692	1,384
Mortgages	2,723	2,438	33,998	39,159	2,160	880
Subtotal residential real estate	4,392	4,082	108,573	117,047	2,852	2,264
Consumer and other
Indirect	0	1	17	18	0	1
Consumer and other	3	0	1,373	1,376	0	0
Subtotal consumer and other	3	1	1,390	1,394	0	1
Covered loans	3,503	3,809	27,992	35,304	3,809	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$9,241	$20,771	$755,437	$785,449	$17,835	$4,561
1 Includes acquired loans that were recorded at fair value at the acquisition date.

December 31, 2012

	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing1	Nonaccrual
(in thousands)
Originated loans and leases
Commercial and industrial
Agriculture	$0	$0	$77,777	$77,777	$0	$28
Commercial and industrial other	2,575	509	443,792	446,876	0	748
Subtotal commercial and industrial	2,575	509	521,569	524,653	0	776
Commercial real estate
Construction	91	8,469	33,045	41,605	0	10,306
Agriculture	212	0	48,097	48,309	0	22
Commercial real estate other	1,232	9,541	711,500	722,273	0	13,168
Subtotal commercial real estate	1,535	18,010	792,642	812,187	0	23,496
Residential real estate
Home equity	582	2,348	156,790	159,720	120	1,641
Mortgages	2,303	6,975	564,583	573,861	137	7,182
Subtotal residential real estate	2,885	9,323	721,373	733,581	257	8,823
Consumer and other
Indirect	869	233	25,577	26,679	0	277
Consumer and other	126	0	32,125	32,251	0	16
Subtotal consumer and other	995	233	57,702	58,930	0	293
Leases	0	0	4,618	4,618	0	0
Total loans and leases	7,990	28,075	2,097,904	2,133,969	257	33,388
Less: unearned income and deferred costs and fees	0	0	0	(863)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$7,990	$28,075	$2,097,904	$2,133,106	$257	$33,388
Acquired loans and leases
Commercial and industrial
Commercial and industrial other	13	1,646	165,768	167,427	1,082	564
Subtotal commercial and industrial	13	1,646	165,768	167,427	1,082	564
Commercial real estate
Construction	53	6,607	36,414	43,074	6,419	188
Agriculture	0	0	3,247	3,247	0	0
Commercial real estate other	1,139	5,043	439,177	445,359	3,790	1,330
Subtotal commercial real estate	1,192	11,650	478,838	491,680	10,209	1,518
Residential real estate
Home equity	1,626	1,913	78,118	81,657	865	1,453
Mortgages	1,416	2,968	37,234	41,618	2,282	808
Subtotal residential real estate	3,042	4,881	115,352	123,275	3,147	2,261
Consumer and other
Indirect	0	0	24	24	0	0
Consumer and other	2	9	1,487	1,498	0	9
Subtotal consumer and other	2	9	1,511	1,522	0	9
Covered loans	1,014	4,272	32,314	37,600	4,272	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$5,263	$22,458	$793,783	$821,504	$18,710	$4,352

1 Includes acquired loans that were recorded at fair value at the acquisition date.

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimates.  Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values.  While management’s evaluation of the allowance as of March 31, 2013, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase the allowance.

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

The following tables detail activity in the allowance for loan and lease losses segregated by originated and acquired loan and lease portfolios and by portfolio segment for the three months ended March 31, 2013 and 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended March 31, 2013
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated
Allowance for credit losses:

Beginning balance	$7,533	$10,184	$4,981	$1,940	$5	$24,643

Charge-offs	(390)	(346)	(192)	(264)	0	(1,192)
Recoveries	160	78	2	87	0	327
Provision	(266)	728	245	116	(3)	820
Ending Balance	$7,037	$10,644	$5,036	$1,879	$2	$24,598

Three months ended March 31, 2013
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired
Allowance for credit losses:

Beginning balance	$0	$0	$0	$0	$0	$0

Charge-offs	(23)	0	(107)	(25)	0	(155)
Recoveries	0	0	0	0	0	0
Provision	23	63	107	25	0	218
Ending Balance	$0	$63	$0	$0	$0	$63

Three months ended March 31, 2012
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated
Allowance for credit losses:

Beginning balance	$8,936	$12,662	$4,247	$1,709	$39	$27,593

Charge-offs	(252)	(969)	(409)	(259)	0	(1,889)
Recoveries	19	0	0	100	0	119
Provision	(433)	621	653	318	(34)	1,125
Ending Balance	$8,270	$12,314	$4,491	$1,868	$5	$26,948

There was no allowance for acquired loans and leases as of March 31, 2012.

At March 31, 2013 and December 31, 2012, the allocation of the allowance for loan and lease losses summarized on the basis of the Company's impairment methodology was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated
March 31, 2013
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	7,037	10,644	5,036	1,879	2	24,598
Ending balance	$7,037	$10,644	$5,036	$1,879	$2	$24,598

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired
March 31, 2013
Individually evaluated for impairment	$0	$63	$0	$0	$0	$63
Collectively evaluated for impairment	0	0	0	0	0	0
Ending balance	$0	$63	$0	$0	$0	$63

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated
December 31, 2012
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	7,533	10,184	4,981	1,940	5	24,643
Ending balance	$7,533	$10,184	$4,981	$1,940	$5	$24,643

There was no allowance for acquired loans and leases as of December 31, 2012.

The recorded investment in loans and leases summarized on the basis of the Company's impairment methodology as of March 31, 2013 and December 31, 2012 was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated
March 31, 2013
Individually evaluated for impairment	$4,115	$17,366	$480	$0	$0	$21,961
Collectively evaluated for impairment	527,651	834,491	763,651	56,543	5,109	2,187,445
Total	$531,766	$851,857	$764,131	$56,543	$5,109	$2,209,406

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired
March 31, 2013
Individually evaluated for impairment	$319	$2,026	$0	$0	$0	$2,345
Loans acquired with deteriorated credit quality	5,475	20,805	15,498	0	34,068	75,846
Collectively evaluated for impairment	148,383	454,696	101,549	1,394	1,236	707,258
Total	$154,177	$477,527	$117,047	$1,394	$35,304	$785,449

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated
December 31, 2012
Individually evaluated for impairment	$2,771	21,478	$483	$0	$0	$24,732
Collectively evaluated for impairment	521,882	790,709	733,098	58,930	4,618	2,109,237
Total	$524,653	$812,187	$733,581	$58,930	$4,618	$2,133,969

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired
December 31, 2012
Individually evaluated for impairment	$0	0	$0	$0	$0	$0
Loans acquired with deteriorated credit quality	7,144	24,032	17,650	0	36,251	85,077
Collectively evaluated for impairment	160,283	467,648	105,625	1,522	1,349	736,427
Total	$167,427	$491,680	$123,275	$1,522	$37,600	$821,504

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

Impaired loans are set forth in the tables below as of March 31, 2013 and December 31, 2012.

	03/31/2013			12/31/2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$4,115	$5,745	$0	$2,771	$2,891	$0
Commercial real estate
Construction	6,364	11,974	0	6,763	12,373	0
Commercial real estate other	11,002	12,087	0	14,715	16,940	0
Residential real estate
Residential real estate other	480	480	0	483	483	0
Total	$21,961	$30,286	$0	$24,732	$32,687	$0

There were no originated impaired loans that had a related allowance as of March 31, 2013 and December 31, 2012.

	03/31/2013			12/31/2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$319	$328	$0	$519	$519	$0
Commercial real estate
Commercial real estate other	1,811	1,829	0	1,816	1,861	0
Subtotal	$2,130	$2,157	$0	$2,335	$2,380	$0

Acquired loans and leases with related allowance

Commercial real estate
Commercial real estate other	215	215	63	0	0	0
Subtotal	$215	$215	$63	$0	$0	$0
Total	$2,345	$2,372	$63	$2,335	$2,380	$0

There was no allowance for acquired loan and leases at December 31, 2012.

The average recorded investment and interest income recognized on impaired originated loans for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended		Three Months Ended
	03/31/2013		03/31/2012
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	5,307	0	2,143	0
Commercial real estate
Construction	6,547	0	9,207	0
Commercial real estate other	11,024	0	16,619	0
Residential real estate
Residential real estate other	480	0	407	0
Subtotal	$23,358	$0	$28,376	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	0	0	4,142	0
Commercial real estate
Commercial real estate other	0	0	493	0
Subtotal	$0	$0	$4,635	$0
Total	$23,358	$0	$33,011	$0

The average recorded investment and interest income recognized on impaired acquired loans for the three months ended March 31, 2013 was as follows:

	Three Months Ended 03/31/2013
(in thousands)	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$419	5
Commercial real estate
Commercial real estate other	1,797	26
Subtotal	$2,216	$31

Acquired loans and leases with related allowance

Commercial real estate
Commercial real estate other	214	4
Subtotal	$214	$4
Total	$2,430	$35
There were no acquired loans and leases at March 31, 2012.

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

A loan that was restructured as a TDR is considered to be in payment default once it is 90 days contractually past due under the modified terms. During the three months ended March 31, 2013, all TDRS were reported as nonaccrual, and two loans were more than 90 days past due with a total balance of $552,000. At March 31, 2012 the Company had $19.4 million in TDRs, of which $19.0 million were in nonaccrual.

March 31, 2013	Three months ended
				Defaulted TDRs3
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post Modification Outstanding Recorded Investment
Commercial and industrial
Commercial and industrial other1	1	92	92	0	0

Commercial real estate
Commercial real estate other2	3	371	371	0	0

Total	4	$463	$463	$0	$0

1 Represents the following concessions: extension of term
2 Represents the following concessions: extension of term (1 loan: $129,000) and extended term and lowered rate (2 loans: $242,000)
3 TDRs that defaulted in the current quarter that were restructured in the prior twelve months.

The following tables present credit quality indicators (internal risk grade) by class of commercial and industrial loans and commercial real estate loans as of March 31, 2013 and December 31, 2012.

March 31, 2013
	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total

(in thousands)
Originated Loans and Leases
Internal risk grade:
Pass	$437,530	$60,775	$721,463	$44,840	$27,098	$1,291,706
Special Mention	19,832	842	19,481	681	7,632	48,468
Substandard	10,935	1,852	22,932	1,156	6,574	43,449
Total	$468,297	$63,469	$763,876	$46,677	$41,304	$1,383,623

March 31, 2013
	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total

(in thousands)
Acquired Loans and Leases
Internal risk grade:
Pass	$129,477	$0	$410,373	$786	$16,802	$557,438
Special Mention	8,183	0	12,299	2,099	3,987	26,568
Substandard	16,517	0	22,461	293	8,427	47,698
Total	$154,177	$0	$445,133	$3,178	$29,216	$631,704

December 31, 2012
	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total

(in thousands)
Originated Loans and Leases
Internal risk grade:
Pass	$410,255	$75,456	$677,261	$46,317	$26,126	$1,235,415
Special Mention	25,308	2,055	19,782	692	8,505	56,342
Substandard	11,313	266	25,230	1,300	6,974	45,083
Total	$446,876	$77,777	$722,273	$48,309	$41,605	$1,336,840

December 31, 2012
	Commercial and Industrial Other	Commercial and Industrial Agriculture	Commercial Real Estate Other	Commercial Real Estate Agriculture	Commercial Real Estate Construction	Total

(in thousands)
Acquired Loans and Leases
Internal risk grade:
Pass	$139,719	$0	$415,397	$813	$27,590	$583,519
Special Mention	7,717	0	10,112	2,136	5,416	25,381
Substandard	14,991	0	19,850	298	10,068	45,207
Total	$162,427	$0	$445,359	$3,247	$43,074	$654,107

The following tables present credit quality indicators by class of residential real estate loans and by class of consumer loans. Nonperforming loans include nonaccrual, impaired, and loans 90 days past due and accruing interest. All other loans are considered performing as of March 31, 2013 and December 31, 2012. For purposes of this footnote, acquired loans 90 days or greater past due are considered performing.

March 31, 2013
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$157,789	$597,651	$24,895	$31,413	$811,748
Nonperforming	1,749	6,942	230	5	8,926
Total	$159,538	$604,593	$25,125	$31,418	$820,674

March 31, 2013
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$75,812	$36,119	$17	$1,376	$113,324
Nonperforming	2,076	3,040	1	0	5,117
Total	$77,888	$39,159	$18	$1,376	$118,441

December 31, 2012
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$157,959	$566,542	$26,402	$32,235	$783,138
Nonperforming	1,761	7,319	277	16	9,373
Total	$159,720	$573,861	$26,679	$32,251	$792,511

December 31, 2012
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$80,204	$40,810	$24	$1,498	$122,536
Nonperforming	1,453	808	0	0	2,261
Total	$81,657	$41,618	$24	$1,498	$124,797

8.  FDIC Indemnification Asset Related to Covered Loans

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

Changes in the FDIC indemnification asset during the three months ended March 31, 2013 is shown below.  There was no FDIC indemnification asset during the three months ended March 31, 2012.  The Company acquired the FDIC indemnification asset as part of the VIST acquisition on August 1, 2012.

Three months ended March 31, 2013
(in thousands)	03/31/2013

Balance, beginning of the period	$4,385
Discount accretion of the present value at the acquisition dates	192
Prospective adjustment for additional cash flows	(112)
Increase due to impairment on covered loans	0
Reimbursements from the FDIC	0
Balance, end of period	$4,465

9. Earnings Per Share

Earnings per share in the table below, for the three months period ending March 31, 2013, is calculated under the two-class method as required by ASC Topic 260, Earnings Per Share.  ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The Company has issued restricted stock awards that contain such rights and are therefore considered participating securities.  Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period.  Diluted earnings per common share includes the dilutive effect of additional potential shares from stock compensations awards.

	Three Months Ended
(in thousands, except share and per share data)	03/31/2013	03/31/2012
Basic
Net income available to common shareholders	$11,510	$7,811
Less: dividends and undistributed earnings allocated to unvested restricted stock awards	(34)	(34)
Net earnings allocated to common shareholders	11,476	7,777

Weighted average shares outstanding, including participating securities	14,427,114	11,151,981

Less: average participating securities	(52,849)	(48,789)
Weighted average shares outstanding - Basic	14,374,265	11,103,192

Diluted
Net earnings allocated to common shareholders	11,476	7,777

Weighted average shares outstanding - Basic	14,374,265	11,103,192

Dilutive effect of common stock options or restricted stock awards	62,492	44,298

Weighted average shares outstanding - Diluted	14,436,757	11,147,490

Basic EPS	0.80	0.70
Diluted EPS	0.79	0.70

The dilutive effect of common stock options or restricted awards calculation for the three months ended March 31, 2013 and 2012 excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 572,068 and 585,824 shares, respectively, because the exercise prices were greater than the average market price during these periods.

10. Other Comprehensive Income (Loss)

The following table presents reclassifications out of the accumulated other comprehensive income for the periods ended March 31, 2013 and 2012.

March 31, 2013 (in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$(5,463)	$2,185	$(3,278)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(367)	147	(220)
Net unrealized losses	(5,830)	2,332	(3,498)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	654	(261)	393
Amortization of net retirement plan prior service cost	14	(6)	8
Amortization of net retirement plan transition liability	13	(5)	8
Employee benefit plans	681	(272)	409

Other comprehensive (loss) income	$(5,149)	$2,060	$(3,089)

March 31, 2012 (in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$(768)	$309	$(459)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(2)	1	(1)
Net unrealized losses	(770)	310	(460)

Employee benefit plans:
Amortization of net retirement plan actuarial loss	472	(189)	283
Amortization of net retirement plan prior service cost	11	(4)	7
Amortization of net retirement plan transition liability	17	(7)	10
Employee benefit plans	500	(200)	300

Other comprehensive (loss) income	$(270)	$110	$(160)

The following table presents the activity in our accumulated other comprehensive income for the periods indicated:

(in thousands)	Available-for-Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive Income
Balance at January 1, 2012	$23,218	$(26,895)	$(3,677)
Other comprehensive (loss) income before reclassifications	(459)	0	(459)
Amounts reclassified from accumulated other comprehensive (loss) income	(1)	300	299
Net current-period other comprehensive loss (income)	(460)	300	(160)

Balance at March 31, 2012	$22,758	$(26,595)	$(3,837)

Balance at January 1, 2013	$26,356	$(28,462)	$(2,106)
Other comprehensive (loss) income before reclassifications	(3,278)	0	(3,278)
Amounts reclassified from accumulated other comprehensive (loss) income	(220)	409	189
Net current-period other comprehensive loss (income)	(3,498)	409	(3,089)
Balance at March 31, 2013	$22,858	$(28,053)	$(5,195)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the three months ended March 31, 2013.

	Amount Reclassified from Accumulated Other Comprehensive Income1	Affected Line Item in the Statement Where Net Income is Presented
Details about Accumulated other Comprehensive Income Components (in thousands)
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$367	Net gain on securities transactions
	(147)	Tax expense
	220	Net of tax
Employee benefit plans:
Amortization of the following 2
Net retirement plan actuarial loss	(654)
Net retirement plan prior service cost	(14)
Net retirement plan transition liability	(13)
	(681)	Total before tax
	272	Tax benefit
	(409)	Net of tax
1	Amounts in parentheses indicated debits in income statement
2	The accumulated other comprehensive income components are included in the computation of net periodic benefit cost
(See Note 11 - Employee Benefit Plan)

11. Employee Benefit Plan

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

Components of Net Periodic Benefit Cost

	Pension Benefits		Life and Health		SERP Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
(in thousands)	03/31/2013	03/31/2012	03/31/2013	03/31/2012	03/31/2013	03/31/2012
Service cost	$772	$624	$51	$33	$109	$81
Interest cost	669	713	86	102	185	181
Expected return on plan assets	(995)	(824)	0	0	0	0
Amortization of net retirement plan actuarial loss	505	414	27	1	122	57
Amortization of net retirement plan prior service cost (credit)	(31)	(31)	4	4	41	38
Amortization of net retirement plan transition liability	0	0	13	17	0	0
Net periodic benefit cost	$920	$896	$181	$157	$457	$357

The net periodic benefit cost for the Company’s benefit plans are recorded as a component of salaries and benefits in the consolidated statements of income.

The Company realized approximately $409,000 and $300,000, net of tax, of amortization of amounts previously recognized in accumulated other comprehensive income, for the three months ended March 31, 2013 and 2012, respectively.

The Company is not required to contribute to the pension plan in 2013, but it may make voluntary contributions.  The Company did not contribute to the pension plan in the first three months of 2013; the Company contributed $5.0 million to the pension plan in the first three months of 2012.

12. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below.  Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the years presented below are stated separately.

	Three Months Ended
(in thousands)	03/31/2013	03/31/2012
Noninterest Income
Other service charges	$839	$537
Increase in cash surrender value of corporate owned life insurance	552	426
Net gain on sale of loans	29	100
Other income	946	201
Total other income	$2,366	$1,264
Noninterest Expenses
Marketing expense	$1,165	$1,173
Professional fees	1,355	887
Legal fees	592	155
Software licensing and maintenance	1,139	947
Cardholder expense	748	582
Other expenses	4,836	3,368
Total other operating expense	$9,835	$7,112

13.  Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit.  The Company extends standby letters of credit to its customers in the normal course of business.  The standby letters of credit are generally short-term.  As of March 31, 2013, the Company’s maximum potential obligation under standby letters of credit was $67.9 million compared to $68.7 million at December 31, 2012.  Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty.  Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

14. Segment and Related Information

The Company manages its operations through three reportable business segments in accordance with the standards set forth in FASB ASC 280, “Segment Reporting”: (i) banking (“Banking”), (ii) insurance (“Tompkins Insurance Agencies, Inc.”) and (iii) wealth management (“Tompkins Financial Advisors” and “VIST Capital Management”).  The Company’s insurance services and wealth management services, other than trust services and the services offered by VIST Capital Management, are managed separately from the Banking segment.

Banking

The Banking segment is primarily comprised of the four banking subsidiaries:  Tompkins Trust Company, a commercial bank with fifteen banking offices operated in Ithaca, NY and surrounding communities, The Bank of Castile,  a commercial bank with sixteen banking offices conducting operations in the towns situated in and around the areas commonly known as the Letchworth State Park area and the Genesee Valley region of New York State,  Mahopac National Bank, a commercial bank operating fifteen full-service banking offices and one limited service office in the counties north of New York City, and VIST Bank, a banking organization containing twenty banking offices headquartered and operating in the areas surrounding southeastern Pennsylvania.

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

Wealth Management

The Wealth Management segment is generally organized under the Tompkins Financial Advisors brand name and consists of services and products offered through Tompkins Investment Services (“TIS”), a division of Tompkins Trust Company, and TFA Wealth Management.  VIST Capital Management provides investment management services to our customers in southeastern Pennsylvania.  Tompkins Financial Advisors offers a comprehensive suite of financial services to customers, including trust and estate services, investment management and financial and insurance planning for individuals, corporate executives, small business owners and high net worth individuals.  VIST Capital Management, offers a complementary assortment of investment advisory, retirement planning, and brokerage services.  Tompkins Financial Advisors has offices in each of the Company’s three subsidiary banks located in New York, and VIST Capital Management has offices at VIST Bank.

Summarized financial information concerning the Company’s reportable segments and the reconciliation to the Company’s consolidated results is shown in the following table.  Investment in subsidiaries is netted out of the presentations below.  The “Intercompany” column identifies the intercompany activities of revenues, expenses and other assets between the banking insurance and wealth management services segments. The Company accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the services provided.  Intercompany items relate primarily to the use of human resources, information systems, accounting and marketing services provided by any of the banks and the holding company.  All other accounting policies are the same as those described in the summary of significant accounting policies in the 2012 Annual Report on Form 10-K.

As of and for the three months ended March 31, 2013
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$44,401	$2	$55	$(1)	$44,457
Interest expense	6,252	0	0	(1)	6,251
Net interest income	38,149	2	55	0	38,206
Provision for loan and lease losses	1,038	0	0	0	1,038
Noninterest income	6,636	7,066	4,190	(502)	17,390
Noninterest expense	29,406	5,566	3,050	(502)	37,520
Income before income tax expense	14,341	1,502	1,195	0	17,038
Income tax expense	4,466	625	404	0	5,495
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	9,875	877	791	0	11,543
Less: Net income attributable to noncontrolling interests	33	0	0	0	33
Net Income attributable to Tompkins Financial Corporation	$9,842	$877	$791	$0	$11,510

Depreciation and amortization	$1,354	$55	$36	$0	$1,445
Assets	4,948,301	34,427	11,981	(7,429)	4,987,280
Goodwill	64,665	19,559	8,081	0	92,305
Other intangibles, net	11,884	5,476	649	0	18,009
Net loans and leases	2,969,134	0	0	0	2,969,134
Deposits	4,079,623	0	0	(7,271)	4,072,352
Total Equity	412,256	25,150	9,406	0	446,812

As of and for the three months ended March 31, 2012
(in thousands)	Banking	Insurance	Wealth Management	Intercompany	Consolidated
Interest income	$33,070	$2	$58	$(2)	$33,128
Interest expense	5,689	0	0	(2)	5,687
Net interest income	27,381	2	58	0	27,441
Provision for loan and lease losses	1,125	0	0	0	1,125
Noninterest income	4,839	3,493	3,688	(359)	11,661
Noninterest expense	20,689	2,789	3,252	(359)	26,371
Income before income tax expense	10,406	706	494	0	11,606
Income tax expense	3,333	277	152	0	3,762
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	7,073	429	342	0	7,844
Less: Net income attributable to noncontrolling interests	33	0	0	0	33
Net Income attributable to Tompkins Financial Corporation	$7,040	$429	$342	$0	$7,811

Depreciation and amortization	$1,131	$43	$35	$0	$1,209
Assets	3,519,337	19,393	11,717	(3,753)	3,546,694
Goodwill	23,600	13,041	8,012	0	44,653
Other intangibles, net	2,333	1,103	480	0	3,916
Net loans and leases	1,950,621	0	0	0	1,950,621
Deposits	2,863,031	0	0	(3,595)	2,859,436
Total Equity	282,863	14,167	8,937	0	305,967

15.  Fair Value

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
March 31, 2013
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$11,526	$11,526	$0	$0
Mortgage-backed securities – residential
U.S. Government sponsored entities	4,105	4,105	0	0
Available-for-sale securities
Obligations of U.S. Government sponsored entities	607,458	0	607,458	0
Obligations of U.S. states and political subdivisions	78,228	0	78,228	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	163,864	0	163,864	0
U.S. Government sponsored entities	670,512	0	670,512	0
Non-U.S. Government agencies or sponsored entities	403	0	403	0
U.S. corporate debt securities	5,074	0	5,074	0
Equity securities	2,036	0	979	1,057

Borrowings
Other borrowings	11,770	0	11,770	0

The change in the fair value of the $1.1 million of available-for-sale securities valued using significant unobservable inputs (level 3), between January 1, 2013 and March 31, 2013 was immaterial.

Recurring Fair Value Measurements
December 31, 2012
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$11,860	$11,860	$0	$0
Mortgage-backed securities – residential
U.S. Government sponsored entities	4,590	4,590	0	0
Available-for-sale securities
U.S. Treasury securities	1,004	1,004	0	0
Obligations of U.S. Government sponsored entities	593,778	0	593,778	0
Obligations of U.S. states and political subdivisions	79,056	0	79,056	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	167,667	0	167,667	0
U.S. Government sponsored entities	540,355	0	540,355	0
Non-U.S. Government agencies or sponsored entities	4,354	0	4,354	0
U.S. corporate debt securities	5,083	0	5,083	0
Equity securities	2,043	0	985	1,058

Borrowings
Other borrowings	11,847	0	11,847	0

The change in the fair value of the $1.0 million of available-for-sale securities valued using significant unobservable inputs (level 3), between January 1, 2012 and December 31, 2012 was immaterial.

There were no transfers between Levels 1 and 2 for the three months ended March 31, 2013.

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

Fair values of borrowings are estimated using Level 2 inputs based upon observable market data.  The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party.  The Company’s potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLB borrowings at March 31, 2013.

Certain assets are measured at fair value on a nonrecurring basis.  For the Company, these include loans held for sale, collateral dependent impaired loans, and other real estate owned (“OREO”).  During the first quarter of 2013, certain collateral dependent impaired loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for loan and lease losses based upon the fair value of the underlying collateral.   Collateral values are estimated using Level 2 inputs based upon observable market data. In addition to collateral dependent impaired loans, certain other real estate owned were remeasured and reported at fair value based upon the fair value of the underlying collateral.  The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.  In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate.  Upon initial recognition, fair value write-downs on other real estate owned are taken through a charge-off to the allowance for loan and lease losses.   Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

Non-Recurring Fair Value Measurements
Three months ended March 31, 2013
					Total gain (loss)
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans1	$5,389	$0	$5,389	$0	$0
Other real estate owned2	1,166	0	1,166	0	(128)

1 Collateral-dependent impaired loans held at March 31, 2013 that had write-downs in fair value or whose specific reserve changed during the first quarter 2013.
2 There were 15 OREO properties held at March 31, 2013 that had a change in fair value measurements for the first quarter of 2013.

Non-Recurring Fair Value Measurements
Three months ended March 31, 2012
					Total gain (loss)
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans1	$5,498	$0	$5,498	$0	$0
Other real estate owned2	592	0	592	0	0

1 Collateral-dependent impaired loans held at March 31, 2012 that had write-downs in fair value or whose specific reserve changed during the first quarter 2012.
2 The were two OREO properties held at March 31, 2012 that had a change in fair value measurements for the first quarter of 2012.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2013 and December 31, 2012.  The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

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

Estimated Fair Value of Financial Instruments
March 31, 2013
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$99,153	$99,153	$99,153	$0	$0
Securities - held to maturity	23,304	24,355	0	24,355	0
FHLB and FRB stock	19,646	19,646	0	19,646	0
Accrued interest receivable	17,911	17,911	0	17,911	0
Loans/leases, net 1	2,969,134	3,010,963	0	0	3,010,963

Financial Liabilities:

Time deposits	$978,351	$986,895	$0	$986,895	$0
Other deposits	3,094,001	3,094,001	0	3,094,001	0
Fed funds purchased and securities sold under agreements to repurchase	194,091	202,178	0	202,178	0
Other borrowings	144,879	153,512	0	153,512	0
Accrued interest payable	2,610	2,610	0	2,610	0
Trust preferred debentures	43,687	49,549	0	49,549	0

Estimated Fair Value of Financial Instruments
December 31, 2012
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$118,930	$118,930	$118,930	$0	$0
Securities - held to maturity	24,062	25,163	0	25,163	0
FHLB and FRB stock	19,388	19,388	0	19,388	0
Accrued interest receivable	17,516	17,516	0	17,516	0
Loans/leases, net1	2,929,967	3,047,833	0	0	3,047,833

Financial Liabilities:

Time deposits	$973,883	$984,435	$0	$984,435	$0
Other deposits	2,976,286	2,976,286	0	2,976,286	0
Fed funds purchased and securities sold under agreements to repurchase	213,973	222,873	0	222,873	0
Other borrowings	100,001	111,203	0	111,203	0
Accrued interest payable	3,067	3,067	0	3,067	0
Trust preferred debentures	43,668	49,421	0	49,421	0

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

BUSINESS

Corporate Overview and Strategic Initiatives
Tompkins Financial Corporation (“Tompkins” or the “Company”) is a registered financial holding company incorporated in 1995 under the laws of the State of New York and its common stock is listed on the NYSE MKT LLC (Symbol: TMP).  Tompkins is headquartered at The Commons, Ithaca, New York.  The Company is a locally-oriented, community-based financial services organization that offers a full array of financial products and services, including commercial and consumer banking, leasing, trust and investment services, financial planning and wealth management, insurance and brokerage services.  At March 31, 2013, Tompkins subsidiaries included: four wholly-owned community banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile, Mahopac National Bank and VIST Bank; a wholly-owned registered investment advisor subsidiary, TFA Wealth Management, Inc. (“TFA Wealth Management”), previously known as AM&M Financial Services, Inc.; and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”).  TFA Wealth Management and the trust division of the Trust Company provide a full suite of investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long term care insurance services.  VIST Bank, through its VIST Capital Management brand provides investment advisory, retirement planning solutions, and brokerage services to our customers in southeastern Pennsylvania.  Unless the context otherwise requires, the term “Company” refers collectively to Tompkins Financial Corporation and its subsidiaries.

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

Recent Acquisitions
On August 1, 2012, Tompkins completed its acquisition of VIST Financial, a financial holding company headquartered in Wyomissing, Pennsylvania, and parent to VIST Bank, VIST Insurance, LLC (“VIST Insurance”), and VIST Capital Management, LLC.   On the acquisition date, VIST Financial had $1.4 billion in total assets, $889.3 million in loans, and $1.2 billion in deposits.   Following its merger with a wholly-owned subsidiary of Tompkins, VIST Financial was merged into Tompkins.  VIST Bank, a Pennsylvania state-chartered commercial bank, became a wholly-owned subsidiary of Tompkins and will continue to operate as a separate subsidiary bank of Tompkins.  VIST Insurance was merged into Tompkins Insurance Agencies, Inc., and the VIST Capital Management, LLC business was moved to VIST Bank under the brand name “VIST Capital Management.”  The acquisition expands the Company’s presence into the southeastern region of Pennsylvania.

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

Business Segments
The Company has identified three business segments, banking, insurance and wealth management.  Insurance services activities include the results of the Company’s property and casualty insurance services and employee benefits consulting operations.  Wealth management activities include the results of the Company’s trust, financial planning, wealth management services and risk management operations.  All other activities are considered banking.  Information about the Company’s business segments is included in Note 14 “Segment and Related Information,” in the Notes to Unaudited Consolidated Financial Statements contained in Part I of this Quarterly Report on Form 10-Q.

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

Wealth management consists of providing trust, financial planning, wealth management services and risk management operations to individuals and businesses in the Company’s market areas.  In 2010, the Company unified the branding of its trust and investment services businesses and began marketing these services under the name “Tompkins Financial Advisors”.   Tompkins Financial Advisors has office locations at all three of the Company’s subsidiary banks in New York, and VIST Capital Management has offices at VIST bank.

Insurance services provide property and casualty insurance services, employee benefit consulting, and life, long-term care and disability insurance. Tompkins Insurance is headquartered in Batavia, New York.  Over the past twelve years, Tompkins Insurance has acquired smaller insurance agencies in the market areas serviced by the Company’s banking subsidiaries and successfully consolidated them into Tompkins Insurance.  As part of the Company’s August 1, 2012 acquisition of VIST Financial, VIST Insurance was merged with and into Tompkins Insurance and is expected to nearly double annual insurance revenues.  Tompkins Insurance offers services to customers of the Company’s banking subsidiaries by sharing offices with The Bank of Castile, Trust Company, and VIST Bank. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York and two stand-alone offices in Tompkins County, New York and one stand-alone office in Montgomery County, Pennsylvania.

Competition
Competition for commercial banking and other financial services is strong in the Company’s market areas.  In one or more aspects of its businesses, the Company’s subsidiaries compete with other commercial banks, savings and loan associations, credit unions, finance companies, Internet-based financial services companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries.  Some of these competitors have substantially greater resources and lending capabilities and may offer service that the Company does not currently provide. In addition, may of the Company’s non-ban competitors are not subject to the same extensive Federal regulations that govern financial holding companies and Federally-insured banks.

Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered, the convenience of facilities and, in the case of the loans to commercial borrowers, relative lending limits.  Management believes that a community based financial organization is better positioned to establish personalized financial relationships with both commercial customers and individual households.  The Company’s community commitment and involvement in its primary market areas, as well as its commitment to quality and personalized financial services, are factors that contribute to the Company’s competitiveness.  Management believes that each of the Company’s subsidiary banks can compete successfully in its primary market areas by making prudent lending decisions quickly and more efficiently than its competitors, without compromising asset quality or profitability, although no assurances can be given that such factors will assure success.

Regulation
Banking, insurance services and wealth management are highly regulated.  As a financial holding company with four community banks, a registered investment advisor, and an insurance agency subsidiary, the Company and its subsidiaries are subject to examination and regulation by the Federal Reserve Board (“FRB”), Securities and Exchange Commission (“SEC”), the Federal Deposit Insurance Corporation (“FDIC”), the Office of the Comptroller of the Currency (“OCC”), the New York State Department of Financial Services, Pennsylvania Department of Banking and Securities, Financial Industry Regulatory Authority, and the Pennsylvania Insurance Department.

Other Factors Affecting Performance

Other external factors affecting the Company’s operating results are market rates of interest, the condition of financial markets, and both national and regional economic conditions.  The low market interest rates continue to put pressure on the Company’s net interest margin.  The Company has offset some of this pressure with strategic deposit pricing and growth in average earning assets.  Weak economic conditions beginning in 2008 contributed to increases in the Company’s past due loans and leases, nonperforming assets, and net loan and lease losses, as well as decreases in certain fee-based products and services.  The Company has seen some signs of improving economic conditions within the market areas in which it operates, which have contributed to improvement in its credit quality metrics in recent quarters including decreases in the level of internally classified assets and nonperforming assets.  With the strength of the economic recovery uncertain, there is no assurance that these conditions may not adversely affect the credit quality of the Company’s loans and leases, results of operations, and financial condition going forward.   Refer to the section captioned “Financial Condition- Allowance for Loan and Lease Losses” below for further details on asset quality.

OTHER IMPORTANT INFORMATION

The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2013.  It should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

Forward-Looking Statements
The Company is making this statement in order to satisfy the “Safe Harbor” provision contained in the Private Securities Litigation Reform Act of 1995.  The statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties.  Such forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company’s operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed and/or implied by such forward-looking statements.  The following factors are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the development of an interest rate environment that may adversely affect the Company’s interest rate spread, other income or cash flow anticipated from the Company’s operations, investment and/or lending activities; changes in laws and regulations affecting banks, insurance companies, bank holding companies and/or financial holding companies, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and Basel III; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; protection and validity of intellectual property rights; reliance on large customers; financial resources in the amounts, at the times and on the terms required to support the Company’s future businesses, and other factors discussed elsewhere in this Quarterly Report on Form 10-Q and in other reports we file with the SEC, in particular the “Risk Factors” discussed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  In addition, such forward-looking statements could be affected by general industry and market conditions and growth rates, general economic and political conditions, including interest rate and currency exchange rate fluctuations, and other factors.

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

Management considers accounting estimates to be critical to reported financial results if (i) the accounting estimates require management to make assumptions about matters that are highly uncertain, and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company’s financial statements.  Management considers the accounting policies relating to the allowance for loan and lease losses (“allowance”), pension and postretirement benefits, the review of the securities portfolio for other-than-temporary impairment, and acquired loans to be critical accounting policies because of the uncertainty and subjectivity involved in these policies and the material effect that estimates related to these areas can have on the Company’s results of operations.

For additional information on critical accounting policies and to gain a greater understanding of how the Company’s financial performance is reported, refer to Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, and the section captioned “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2012. Refer to Note 3 – “Accounting Standards Updates” in the Notes to Unaudited Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for a discussion of recent accounting updates.

In this Report there are comparisons of the Company’s performance to that of a peer group.  Unless otherwise stated, this peer group is comprised of the group of 89 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve’s “Bank Holding Company Performance Report” for December 31, 2012 (most recent report available).

OVERVIEW

Net income for the first quarter was $11.5 million, or $0.79 diluted earnings per share, compared to $7.8 million, or $0.70 diluted earnings per share for the same period in 2012.  Income statement and Balance Sheet comparisons to the same period last year are impacted by the acquisition of VIST Financial Corporation on August 1, 2012.

Return on average equity was 10.53% for the quarter, compared to 10.35% for the first quarter 2012. Return on average assets was 0.95% for the quarter compared to 0.91% for the first quarter of 2012.  The Company’s operating (Non-GAAP) net income for the first quarter was $11.6 million, or $0.81 diluted per share, compared to $7.9 million, or $0.71 diluted per share for the first quarter of 2012.  Operating (Non-GAAP) income excludes after-tax merger and acquisition integration expense of $118,000 and $75,000 for the three months ended March 31, 2013 and 2012, respectively.

The following table summarizes our results of operations for the periods indicated on a GAAP basis and on an operating (non-GAAP) basis for the periods indicated.  Our operating results exclude the merger and acquisition integration expenses.  The Company believes this non-GAAP measure provides a meaningful comparison of our underlying operational performance and facilitates managements’ and investors’ assessments of business and performance trends in comparison to others in the financial services industry.  In addition the Company believes the exclusion of the nonoperating items from our performance enables management and investors to perform a more effective evaluation and comparison of our results and to assess performance in relation to our ongoing operations (in thousands).  These non-GAAP financial measures should not be considered in isolation or as a measure of the Company’s profitability or liquidity; they are in addition to, and are not a substitute for, financial measures under GAAP.  Net operating income and adjusted diluted earnings per share as presented herein may be different from non-GAAP financial measures used by other companies, and may not be comparable to similarly titled measures reported by other companies.  Further, the Company may utilize other measures to illustrate performance in the future.  Non-GAAP financial measures have limitations since they do not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP.

	Three months ended
	03/31/2013	03/31/2012

Net Income (GAAP)	$11,510	$7,811
Diluted earnings per share (GAAP)	0.80	0.70

Adjustments for non-operating income and expense, net of tax:
Merger and acquisition integration related expenses	118	75
Total adjustments, net of tax	118	75

Net operating income (Non-GAAP)	11,628	7,886
Adjusted diluted earnings per share (Non-GAAP)	0.81	0.71

	Three months ended
	03/31/2013	03/31/2012

Net Income (GAAP)	$11,510	$7,811

Adjustments for non-operating income and expense, net of tax:
Merger and acquisition integration related expenses	118	75
Total adjustments, net of tax	118	75

Net operating income (Non-GAAP)	11,628	7,886
Amortization of intangibles, net of tax	334	80
Adjusted net operating income	11,962	7,966

Average total shareholders' equity	443,277	303,546
Average goodwill and intangibles	110,687	47,922
Average shareholders' tangible equity	332,590	255,624

Adjusted operating return on average shareholders' tangible equity (annualized)	14.39%	12.53%

	Three months ended
	03/31/2013	03/31/2012

Net Income (GAAP)	$11,510	$7,811

Adjustments for non-operating income and expense, net of tax:
Merger and acquisition integration related expenses	118	75
Total adjustments, net of tax	118	75

Net operating income (Non-GAAP)	11,628	7,886
Amortization of intangibles, net of tax	334	80
Adjusted net operating income	11,962	7,966

Average total assets	4,899,727	3,464,917
Average goodwill and intangibles	110,687	48,433
Average tangible assets	4,789,040	3,416,484

Adjusted operating return on average shareholders' tangible assets (annualized)	1.00%	0.93%

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

Banking Segment
The banking segment reported net income of $9.8 million for the first quarter of 2013, up $2.8 million or 39.8% from net income of $7.0 million for the same period in 2012.  The acquisition of VIST Bank contributed to the increase over prior period.

Net interest income of $38.1 million for the first quarter of 2013 was up 39.2% over the same period in 2012.  Growth in average earning assets and lower funding costs more than offset the lower asset yields and contributed to favorable year-over-year comparisons.  The net interest margin for the three months ended March 31, 2013 was 3.57% compared to 3.51% for the same period prior year.

The provision for loan and lease losses totaled $1.0 million for the three months ended March 31, 2013 and $1.1 million for the same period in 2012.

Noninterest income for the three months ended March 31, 2013, was up $1.8 million or 37.1% compared to the same period in 2012, primarily due to the VIST acquisition.  The main drivers behind the increase were net gains on securities transactions up ($365,000), card services income up ($169,000), cash surrender value of corporate owned life insurance up ($126,000), and service charges on deposit accounts up ($123,000).  Partially offsetting these items were lower net gains on the sale of loans down ($71,000) due to lower volumes of loans sold.

Noninterest expenses for the three months ended March 31, 2013, were up $8.7 million or 42.1% from the same period in 2012.  The increase was mainly due to the VIST Financial acquisition.  Most expense categories increased over the same period last year, reflecting the operational costs of a larger organization with the inclusion of VIST Bank.

Insurance Segment
The insurance segment reported net income of $877,000 for the three months ended March 31, 2013, up $448,000 or 104.4% from the first quarter of 2012.  Noninterest income for the three months ended March 31, 2013, was up $3.6 million compared to the same period in 2012.  Commercial and personal insurance lines; in addition to, life and health insurance commissions experienced the most growth in revenues for the first quarter of 2013 compared to the same period last year.  Noninterest expenses for the three months ended March 31, 2013, were up $2.8 million compared to the first quarter of 2012.  Salaries and benefits costs were the largest contributors to the increase in noninterest expense compared to the same period last year.   Increases in noninterest income and noninterest expense were mainly attributed to the addition of VIST Insurance pursuant to the VIST Financial acquisition.  The operating results of VIST Insurance have been consolidated into the operating results of Tompkins Insurance Agencies, Inc.

Wealth Management Segment
The wealth management segment reported net income of $791,000 for the three ended March 31, 2013, up $449,000 or 131.3% compared to the first quarter of 2012. Noninterest income for the three months ended March 31, 2013, was up $502,000 compared to the same period in 2012.  The increase in noninterest income compared to the first three months of 2012 is mainly a result of an increase in investment management and brokerage income which benefited from the growth in assets under management and improved market conditions.  Noninterest expenses for the three months ended March 31, 2013, were down $202,000 compared to the same periods of 2012 due to lower marketing and external broker commission payouts.  The 2013 results include VIST Capital Management, which was acquired as part of the VIST Financial acquisition.

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)

	Year to Date Period Ended			Year to Date Period Ended
	March 31, 2013			March 31, 2012
	Average			Average
	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate
ASSETS

Interest-earning assets

Interest-bearing balances due from banks	$3,908	$7	0.73%	$38,652	$3	0.03%
Money market funds	-	-	0.00%	73	-	0.00%
Securities (1)

U.S. Government securities	1,297,578	6,794	2.12%	1,061,800	6,577	2.49%
Trading securities	16,126	165	4.15%	19,352	198	4.12%
State and municipal (2)	100,089	1,299	5.26%	83,113	1,129	5.46%
Other securities (2)	9,158	90	3.99%	12,051	139	4.64%
Total securities	1,422,951	8,348	2.38%	1,176,316	8,043	2.75%
Federal Funds Sold	-	-	0.00%	7,376	2	0.11%
FHLBNY and FRB stock	18,859	185	3.98%	16,722	221	5.32%

Total loans and leases, net of unearned income (3)	2,963,737	36,567	5.00%	1,972,394	25,439	5.19%
Total interest-earning assets	4,409,455	45,107	4.15%	3,211,533	33,708	4.22%

Other assets	490,272			253,384

Total assets	4,899,727			3,464,917
LIABILITIES & EQUITY

Deposits

Interest-bearing deposits

Interest bearing checking, savings, & money market	2,269,900	1,418	0.25%	1,458,332	1,004	0.28%
Time deposits	979,860	1,968	1.02%	715,159	1,757	1.96%
Total interest-bearing deposits	3,249,760	3,386	0.42%	2,173,491	2,761	0.51%
Federal funds purchased & securities sold under agreements to repurchase	198,707	1,010	2.06%	169,903	1,092	2.59%
Other borrowings	119,606	1,168	3.96%	138,687	1,429	4.14%
Trust preferred debentures	43,675	687	6.38%	25,065	405	6.50%
Total interest-bearing liabilities	3,611,748	6,251	0.70%	2,507,146	5,687	0.91%
Noninterest bearing deposits	771,761			596,416
Accrued expenses and other liabilities	72,941			57,809

Total liabilities	4,456,450			3,161,371

Tompkins Financial Corporation Shareholders’ equity	441,810			302,077

Noncontrolling interest	1,467			1,469

Total equity	443,277			303,546

Total liabilities and equity	$4,899,727			$3,464,917
Interest rate spread			3.45%			3.31%
Net interest income/margin on earning assets		38,856	3.57%		28,021	3.51%

Tax Equivalent Adjustment		(650)			(580)

Net interest income per consolidated financial statements		$38,206			$27,441
(1)	Average balances and yields on available-for-sale securities are based on historical amortized cost.
(2)	Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and Federal effective income tax rat of 40% to increase tax exempt interest income to taxable-equivalent basis.
(3)	Nonaccrual loans are included in the average asset totals presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 1 of the Company's condensed consolidated financial statement included in Part I of the Company's annual report on Form 10-K for the fiscal year ended December 31, 2012.

Net Interest Income
Net interest income is the Company’s largest source of revenue, representing 68.7% of total revenues for the three months ended March 31, 2013, compared to 70.2% for the same period in 2012.  Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates.  The Company’s net interest income over the past several years has benefitted from steady growth in average earning assets, as well as lower funding costs.  However, with deposit rates at historically low levels, the downward pricing of these liabilities has slowed, while interest earning assets continue to price down at a steady rate.  This has placed pressure on net interest margin.  The taxable equivalent net interest margin of 3.57% for the three month period ended March 31, 2013 is above the net interest margin of 3.51% for the same period in 2012.  The improvement in the first quarter 2013 net interest margin compared to the first quarter of 2012 was mainly a result of lower funding costs, which were partially offset by lower yields on earning assets.  The impact of lower market rates on the first quarter 2013 yield on average earning assets was lessened by the increase in average loan balances as a percentage of total average earning assets.  Average loan balances represented about 67.2% of average earning assets in the first quarter of 2013, up from 61.4% in the first quarter of 2012.

The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each.  Taxable-equivalent net interest income for the three ended March 31, 2013 was $38.2 million up 39.2% when compared to the same period in 2012.  The increase is due primarily to the VIST Financial acquisition.

Taxable-equivalent interest income for the first quarter of 2013 was $45.1 million, up 33.8% when compared to the first quarter of 2012.  The increase in taxable-equivalent interest income for the quarter was mainly a result of the $1.3 billion in earning assets acquired in the acquisition of VIST Financial in August 2012, as well as organic growth.   This increase in average balances was partially offset by a decline in the yield on average earning assets.  For the three months ended March 31, 2013, the yield on average earning assets was down 7 basis points to 4.15% compared to the same period in 2012.  Average earning asset yields were impacted by the low rate environment as cash flows from existing higher yielding assets are reinvested at lower rates.  The impact of the lower market rates on the overall yield on average earning assets in the first quarter of 2013 compared to the same period in 2012 was partially offset by the mix of earnings assets acquired in the VIST acquisition, which was more heavily weighted in loans than securities.  Average loan balances for the three ended March 31, 2013 were up $991.3 million or 50.3%, while average yields were down 19 basis points to 5.00% from the same period in 2012. Average securities balances for the first quarter of 2013 were up $246.6 million or 21.0% over average balances in the first quarter of 2012, while the average yield was down 37 basis points to 2.38%.

Interest expense for the first quarter of 2013 was up $563,000 or 9.9% compared to the first quarter of 2012, reflecting lower average rates paid on deposits and borrowings offset by an increase in interest bearing liabilities, largely deposits of $1.2 billion, acquired from VIST Bank.  The average rate paid on interest bearing deposits during the first quarter of 2013 was 0.42% or 9 basis points lower than the average rate paid in the first quarter of 2012.  The rates paid were lower in both the interest bearing checking, savings and money market accounts and time deposit. Time deposits were the most significant component of this change as the average rate declined 94 basis points compared to the first quarter of 2012. The decline in time deposit rates were primarily attributed to the repricing of maturing deposits at renewal. Average interest-bearing deposit balances in the first quarter of 2013 increased by $1.1 billion or 49.5% compared to the same period in 2012.  Total funding costs also benefitted from the growth in and acquisition of average noninterest bearing deposit balances.  $129.5 million in non interest bearing deposits were acquired from VIST Bank.  For the three months ended March 31, 2013, average noninterest bearing deposits of $771.8 million were up 29.4% over the same period in 2012.  YTD Average other borrowings were down $19.1 million or 13.7% compared to the first quarter of 2012 due to paydowns.

Provision for Loan and Lease Losses
The provision for loan and lease losses represents management’s estimate of the amount necessary to maintain the allowance for loan and lease losses at an adequate level. The provision for loan and lease losses was $1.0 million for the first quarter of 2013, flat compared to $1.1 million for the same period in 2012.  The relatively flat provision for loan and lease losses for the three month comparative periods is mainly a result of improvements in credit quality.  Over the past several quarters, the Company has reported improvements in asset quality metrics; current levels of nonperforming loans and criticized and classified loans are down from the same period prior year. The allowance for loan and lease losses as a percentage of period end originated loans and leases was 1.11% at March 31, 2013, compared to 1.36% at March 31, 2012.

Noninterest Income
Noninterest income totaled $17.4 million for the three months ended March 31, 2013, compared with $11.7 million for the same period in 2012.  Noninterest income represented 31.3% of total revenues for the three ended March 31, 2013 up from 29.8% for the same period in 2012.

Investment services income was $3.8 million in first quarter of 2013, an increase of 11.5% from $3.4 million in the first quarter of 2012.  The increase was mainly attributed to changes in the pricing structure of brokerage related fees instituted in the second quarter of 2012, increases in assets under management and the VIST Financial acquisition.  Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income.  The fair value of assets managed by, or in custody of, Tompkins was $3.4 billion at March 31, 2013, up 7.1% from $3.2 billion at March 31, 2012. These figures include $1.1 billion and $1.0 billion, respectively, of Company-owned securities where Tompkins Financial Advisors is custodian.  The increase in fair value of assets also reflects successful business development initiatives resulting in customer retention and the VIST Financial acquisition.

Insurance commissions and fees for the three months ended March 31, 2013 increased by $3.6 million or 99.6% as compared to the same period in 2011.  Revenues for commercial insurance lines, personal insurance lines, and health and benefit related insurance products were up for the quarter compared to the same period in 2012 with $3.1 million of the total commissions and fees increase being attributable to the VIST Insurance acquisition.  Health and benefit related insurance products continue to grow in 2013, increasing by $1.6 million or 429.5% for the first quarter over last year; primarily driven by the VIST Insurance acquisition.

Service charges on deposit accounts were up $123,000 or 6.9% for the first quarter of 2013 compared to the first quarter of 2012.  The largest component of this category is overdraft fees, which is largely driven by customer activity.    The increase over prior year reflects overdraft fees at VIST Bank, which are partially offset by lower overdraft fees at the other three banking subsidiaries.

Card services income for the three months ended March 31, 2013 was up $170,000 or 10.8% over the same period in 2012.  The increase was mainly in debit card income and was due to the acquisition of VIST Bank.  Favorable trends in the number of cards issued and transaction volume have been mainly offset by lower interchange fees as a result of regulatory changes.

Net mark-to-market losses on securities and borrowings held at fair value totaled $38,000 in the first quarter of 2013, compared to net mark-to-market gains of $6,000 in the first quarter of 2012.  Mark-to-market losses or gains related to the change in the fair value of trading securities and certain borrowings where the Company has elected the fair value option are  unrealized amounts primarily impacted by changes in interest rates.

For the three months ended March 31, 2013, the Company sold three non-agency bonds classified as OTTI for a gain of approximately $94,000.  Also for the three months ended March 31, 2013, the Company recognized $273,000 in gains on sales of available-for-sale investment securities as a result of general portfolio maintenance and interest rate risk management, and recognized $2,000 gain for the three month ended March 31, 2012.

Other income was $2.4 million and $1.3 million for the first quarters of 2013 and 2012, respectively.  The other significant components of other income are other service charges, increases in cash surrender value of corporate owned life insurance (”COLI”), gains on the sales of residential mortgage loans, FDIC Indemnification accretion and income from miscellaneous equity investments, including the Company’s investment in a Small Business Investment Company (“SBIC”). The first quarter of 2013 included $235,000 of income related to an investment in a SBIC.  The Company believes that, as of March 31, 2013, there were no impairments with respect to its investment in the SBIC.  Most other income categories were up over the same quarter last year due to the VIST Financial acquisition.

Net gains on sale of residential mortgage loans, included in other income on the consolidated statements of income, of $29,000 in the first quarter of 2013 were down by $71,000 or 71.2% compared to the first quarter of 2012.  The decrease in gains on sale of residential mortgage loans is mainly due to the lower sales volumes, reflecting a decision to hold certain loans in portfolio.  To manage interest rate risk exposures, the Company from time to time sells certain fixed rate loan originations that have rates below or maturities greater than the standards set by the Company’s Asset/Liability Committee for loans held in the portfolio.

Noninterest Expense
Noninterest expense was $37.5 million for the first quarter of 2013, up $11.1 million or 42.3% compared to the same period prior year.  This increase is largely the result of the acquisition of VIST Financial.

Salaries and wages expense increased by $4.3 million or 37.8% in the first quarter of 2013 compared to the same period in 2012.   The increase is mainly a result of the additional employees acquired in the VIST acquisition.  In addition, annual merit increases and higher accruals for business development activities affected salaries and benefits.  Pension and other employee related benefits were up $1.8 million or 41.2% for the first quarter of 2013 compared to the same period in 2012, mainly a result of the VIST acquisition lower interest rates have contributed to the increase in the cost of pension and other postretirement benefit plans.  Healthcare insurance is also up over prior year as a result of additional employees and increase in annual premiums.

Net occupancy expense was $3.1 million for the first quarter of 2013, up $1.3 million or 69.6% from the same period in 2012.  The acquisition of VIST Financial contributed to the increase in net occupancy expense for the quarter.

Other operating expenses for the first quarter of 2013 increased by $2.7 million or 38.3% compared to the prior year.  The acquisition of VIST Financial contributed to this year-over-year increase in other expenses.  The following expenses increased during the quarter by the following amounts:  professional fees ($468,000), legal fees ($438,000), other real estate expense ($217,000), Pennsylvania share tax ($292,000), software licensing and maintenance ($192,000), and cardholder expense ($166,000).  These increases are inclusive of the VIST Financial acquisition.

Income Tax Expense
The provision for income taxes provides for Federal and New York State income taxes. The provision for income taxes was $5.5 million for an effective rate of 32.3% for the first quarter of 2013, compared to tax expense of $3.8 million and an effective rate of 32.4% for the same quarter in 2012. The effective rates differ from the U.S. statutory rate of 35.0% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance assets.

FINANCIAL CONDITION
Total assets were $5.0 billion at March 31, 2013, up $150.1 million or 3.1% over December 31, 2012, and up $1.4 billion or 40.6% over March 31, 2012. The majority of the growth is due to the acquisition of VIST, which had total assets of $1.4 billion as of the August 1, 2012 acquisition date.  The growth over year-end was mainly in available-for-sale securities, which were up $134.2 million or 9.6% and loans which were up $39.2 million or 1.3%. Total deposits were up $122.2 million or 3.1% over year-end with the majority of growth centered in checking, savings and money market deposits.  Deposit growth was used to reduce mainly short-term borrowings with the FHLB while approximately $50.0 million of new borrowings maturing in over 1 year were purchased as a lower cost alternative to various time deposit offerings.  Total deposits were up $1,2 billion or 42.4% over March 31, 2012 (VIST Financial had total deposits of $1.2 billion on acquisition date).

Securities

As of March 31, 2013, total securities were $1.6 billion or 31.1% of total assets, compared to $1.4 billion or 29.3% of total assets at year-end 2012, and $1.3 billion or 36.3% at March 31, 2012.  The following table details the composition of securities available-for-sale and securities held-to-maturity.

Available-for-Sale Securities
	03/31/2013		12/31/2012
	Amortized Cost1	Fair Value	Amortized Cost1	Fair Value
(in thousands)
U.S. Treasury securities	$0	$0	$1,001	$1,004
Obligations of U.S. Government sponsored entities	586,535	607,458	570,871	593,778
Obligations of U.S. states and political subdivisions	76,308	78,228	76,803	79,056
Mortgage-backed securities
U.S. Government agencies	159,707	163,864	162,853	167,667
U.S. Government sponsored entities	659,471	670,512	526,364	540,355
Non-U.S. Government agencies or sponsored entities	395	403	4,457	4,354
U.S. corporate debt securities	5,007	5,074	5,009	5,083
Total debt securities	1,487,423	1,525,539	1,347,358	1,391,297
Equity securities	2,058	2,036	2,058	2,043
Total available-for-sale securities	$1,489,481	$1,527,575	$1,349,416	$1,393,340
1 Net of other-than-temporary impairment losses recognized in earnings

Held-to-Maturity Securities
	03/31/2013		12/31/2012
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. states and political subdivisions	$23,304	$24,355	$24,062	$25,163
Total held-to-maturity debt securities	$23,304	$24,355	$24,062	$25,163

The growth in the available-for-sale portfolio was mainly in obligations of U.S. Government sponsored entities and driven by yield and duration considerations.  Management’s policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital.  The decrease in the held-to-maturity portfolio was due to maturities and calls during the year.

The Company has no investments in preferred stock of U.S. government sponsored entities and no investments in pools of Trust Preferred securities.  Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles.

As of March 31, 2013, the Company owned one corporate (non-agency) collateralized mortgage obligation issue (“CMO”) in a super senior or senior tranche.  At March 31, 2013, this non-agency CMO with an amortized cost basis of $395,000 and a fair value of $403,000 was collateralized by residential real estate and is not currently deferring nor is it in default of interest payments to the Company.

For the three month periods ended March 31, 2013 and 2012, respectively, the Company did not recognize any net credit impairment charge to earnings on any non-agency CMO security and, as a result of the impairment review process, the Company does not consider the non-agency CMO held at March 31, 2013 to be other-than-temporarily impaired.  Future changes in interest rates or the credit quality and credit support of the underlying issuers may reduce the market value of these and other securities.  If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or AOCI to reduce the securities to their then current fair value.

During the 1st quarter of 2013, the Company sold three non-agency CMO securities for a gain of approximately $94,000.  Prior to the 1st quarter of 2013, these three non-agency CMO securities were determined to be other-than-temporarily impaired and the Company did recognize net credit impairment charges to earnings of $441,000 over the life of these three securities.  Also during the 1st quarter of 2013, one non-agency CMO security was repaid in full.  The Company did not recognize any net credit impairment charge to earnings for this security.

The Company maintains a trading portfolio with a fair value of $15.6 million as of March 31, 2013, compared to $16.5 million at December 31, 2012.  The decrease in the trading portfolio reflects maturities or payments during 2013.  For the three months ended March 31, 2013, net mark-to-market losses related to the securities trading portfolio were $115,000, compared to net mark-to-market losses of $82,000 for the same period in 2012.

Loans and Leases at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013			December 31, 2012
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$63,469	$0	$63,469	$77,777	$0	$77,777
Commercial and industrial other	468,297	154,177	622,474	446,876	167,427	614,303
Subtotal commercial and industrial	531,766	154,177	685,943	524,653	167,427	692,080
Commercial real estate
Construction	41,304	29,216	70,520	41,605	43,074	84,679
Agriculture	46,677	3,178	49,855	48,309	3,247	51,556
Commercial real estate other	763,876	445,133	1,209,009	722,273	445,359	1,167,632
Subtotal commercial real estate	851,857	477,527	1,329,384	812,187	491,680	1,303,867
Residential real estate
Home equity	159,538	77,888	237,426	159,720	81,657	241,377
Mortgages	604,593	39,159	643,752	573,861	41,618	615,479
Subtotal residential real estate	764,131	117,047	881,178	733,581	123,275	856,856
Consumer and other
Indirect	25,125	18	25,143	26,679	24	26,703
Consumer and other	31,418	1,376	32,794	32,251	1,498	33,749
Subtotal consumer and other	56,543	1,394	57,937	58,930	1,522	60,452
Leases	5,109	0	5,109	4,618	0	4,618
Covered loans		35,304	35,304	0	37,600	37,600
Total loans and leases	2,209,406	785,449	2,994,855	2,133,969	821,504	2,955,473
Less: unearned income and deferred costs and fees	(1,060)	0	(1,060)	(863)	0	(863)
Total loans and leases, net of unearned income and deferred costs and fees	$2,208,346	$785,449	$2,993,795	$2,133,106	$821,504	$2,954,610

Total loans and leases of $3.0 billion at March 31, 2013 were up $39.2 million or 1.3% from December 31, 2012.  Increases in commercial and residential mortgages were partially offset by declines in agricultural, construction and consumer loans. As of March 31, 2013 total loans and leases represented 60.0% of total assets compared to 61.1% of total assets at December 31, 2012.

Residential real estate loans, including home equity loans, of $881.2 million at March 31, 2013 increased by $24.3 million or 2.8% from $856.9 million at year-end 2012, and comprised 29.4% of total loans and leases at March 31, 2013. The growth in residential real estate loan balances reflects higher origination volumes due to the low interest rate environment as well as a decision to retain certain residential mortgages in portfolio rather than sell them in the secondary market due to interest rate considerations.  The Company’s Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

Prior to August 2012, loans were generally sold to Federal Home Loan Mortgage Corporation (“FHLMC”) or State of New York Mortgage Agency (“SONYMA”).   With the acquisition to VIST on August 1, 2012, the Company also sells loans to other third parties, including money center banks.  These residential real estate loans are generally sold without recourse in accordance with standard secondary market loan sale agreements. These residential real estate loans also are subject to customary representations and warranties made by the Company, including representations and warranties related to gross incompetence and fraud. The Company has not had to repurchase any loans as a result of these general representations and warranties. While in the past in rare circumstances the Company agreed to sell residential real estate loans with recourse, the Company has not done so in the past several years and the amount of such loans included on the Company’s balance sheet at March 31, 2013 is insignificant. The Company has never had to repurchase a loan sold with recourse.

During the first three months of 2013 and 2012, the Company sold residential mortgage loans totaling $720,000 and $4.3 million, respectively, and realized gains on these sales of $29,000 and $100,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights, at amortized basis, totaled $1.1 million at March 31, 2013 down from $1.2 million at December 31, 2012.

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

Commercial real estate loans increased by $25.5 million or 2.0% compared to December 31, 2012.  Commercial real estate loans represented 44.4% of total loans as of March 31, 2013. Commercial and industrial loans of $685.9 million at March 31, 2013, are in line with December 31, 2012 balances.  Demand for commercial loans continued to be soft in the first quarter of 2013, reflecting weak economic conditions. As of March 31, 2013, agriculturally-related loans totaled $113.3 million or 3.8% of total loans and leases, down from $129.3 million or 4.4% of total loans and leases at December 31, 2012. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

The consumer loan portfolio includes personal installment loans, indirect automobile financing, and overdraft lines of credit. Consumer and other loans were $57.9 million at March 31, 2013, in line with $60.5 million at December 31, 2012.  The decrease is mainly in indirect automobile loans and reflects increased competition.

The lease portfolio increased by 10.6% to $5.1 million at March 31, 2013 from $4.6 million at December 31, 2012. The lease portfolio has traditionally consisted of leases on vehicles for consumers and small businesses. Management continues to review leasing opportunities, primarily commercial leasing and municipal leasing. As of March 31, 2013, commercial leases and municipal leases represented 99.6% of total leases, while consumer leases made up the remaining percentage, unchanged from the percentages at December 31, 2012.

At March 31, 2013, the Company had $785.4 million of acquired loans as a result of the Company’s acquisition of VIST Financial during the third quarter of 2012.  The acquired loans were recorded at fair value pursuant to the purchase accounting guidelines in FASB ASC 805 – “Fair Value Measurements and Disclosures” (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses). Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality”.

The carrying value of acquired loans acquired and accounted for in accordance with ASC Subtopic 310-30, “Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality,” was $76.1 million at March 31, 2013 as compared to $92.3 million at acquisition date of August 1, 2012, and the net reduction reflects payments.  Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools.  The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the “accretable yield,” is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

Increases in expected cash flows subsequent to the acquisition are recognized prospectively through an adjustment of the yield on the loans over the remaining life. Subsequent decreases to the expected cash flows require us to evaluate the need for an addition to the allowance for loan losses. Valuation allowances (recognized in the allowance for loan losses) on these impaired loans reflect only losses incurred after the acquisition (representing all cash flows that were expected at acquisition but currently are not expected to be received).

The carrying value of loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $709.4 million at March 31, 2013.  The fair value of the acquired loans not exhibiting evidence of credit impairment was determined by projecting contractual cash flows discounted at risk-adjusted interest rates.

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

Purchased performing loans were recorded at fair value, including a credit discount. Credit losses on acquired performing loans are estimated based on analysis of the performing portfolio. The purchased performing portfolio also included a general interest rate mark (premium). Both the credit discount and interest rate mark are accreted/amortized as a yield adjustment over the estimated lives of the loans. Interest is accured daily on the outstanding principal balances of purchased performing loans.

At March 31, 2013, acquired loans included $35.3 million of covered loans. VIST Financial had acquired these loans in an FDIC assisted transaction in the fourth quarter of 2010.  In accordance with loss sharing agreements with the FDIC, certain losses and expenses relating to covered loans may be reimbursed by the FDIC at 70% or, if certain levels of reimbursement are reached, 80%.  See Note 8 – “FDIC Indemnification Asset Related to Covered Loans” in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures.  Management reviews these policies and procedures on a regular basis.  The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 5 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no significant changes in these policies and guidelines.  As such, these policies are reflective of new originations as well as those balances held at March 31, 2013.  The Company’s Board of Directors approves the lending policies at least annually.  The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines.  Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations.  Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values.  Based on its evaluation of the allowance as of March 31, 2013, management considers the allowance to be appropriate.  Under adversely different conditions or assumptions, the Company would need to increase the allowance.

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

The tables below provide, as of the dates indicated, an allocation of the allowance for probable and inherent loan losses by type.  The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends.  The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

(in thousands)	03/31/2013	12/31/2012	03/31/2012
Originated
Commercial and industrial	$7,037	$7,533	$8,270
Commercial real estate	10,644	10,184	12,314
Residential real estate	5,036	4,981	4,491
Consumer and other	1,879	1,940	1,868
Leases	2	5	5
Total	$24,598	$24,643	$26,948

(in thousands)	03/31/2013	12/31/2012	03/31/2012
Acquired
Commercial real estate	63	0	0
Total	$63	$0	$0

As of March 31, 2013, the allowance is in line with year-end 2012. The amount of loans internally-classified as Special Mention, Substandard and Doubtful totaled $91.9 million at March 31, 2013 compared to $101.4 million at December 31, 2012 and $122.3 million at March 31, 2012.  While the overall strength of the economy remains uncertain, there are signs of improvement in national and local economic conditions, which have contributed to some improvements in the financial conditions of several of the Company’s commercial and agricultural customers.  This has led to upgrades of the risk ratings of individual credits which is evidenced by the overall decrease in loans classified Special Mention and Substandard.  In addition to upgrades, charge-offs have contributed to the decrease  in total internally classified loans and leases.  The decrease in the allocation for commercial and industrial loans was mainly a result of a decrease  in the level of classified commercial and industrial loans.  The increase in reserve allocations for commercial real estate loans was mainly due to growth in the portfolio over year-end 2012.  Reserve allocations for residential real estate loans and consumer loans were relatively unchanged compared to December 31, 2012.  The reserve allocation for acquired commercial real estate loans is related to one credit and is based on an evaluation of collateral securing the credit.

Activity in the Company’s allowance for loan and lease losses during the first three months of 2013 and 2012, and for the twelve months ended December 31, 2012 is illustrated in the table below.

Analysis of the Allowance for Originated Loan and Lease Losses

(in thousands)	03/31/2013	12/31/2012	03/31/2012
Average originated loans outstanding during year	$2,161,200	$2,301,901	$1,972,394
Balance of originated allowance at beginning of year	24,643	27,593	27,593

ORIGINATED LOANS CHARGED-OFF:
Commercial and industrial	390	5,328	252
Commercial real estate	346	3,977	969
Residential real estate	192	2,390	409
Consumer and other	264	826	259
Total loans charged-off	$1,192	$12,521	$1,889

ORIGINATED RECOVERIES OF LOANS
PREVIOUSLY CHARGED-OFF:
Commercial and industrial	160	198	19
Commercial real estate	78	200	0
Residential real estate	2	30	0
Consumer and other	87	306	100
Total loans recovered	$327	$734	$119
Net loans charged-off	865	11,787	1,770
Additions to originated allowance charged to operations	820	8,837	1,125
Balance of originated allowance at end of year	$24,598	$24,643	$26,948
Annualized net charge-offs on originated loans to average total originated loans and leases	0.16%	0.51%	0.36%
Originated allowance as a percentage of originated loans and leases outstanding	1.11%	1.16%	1.36%

Analysis of the Allowance for Acquired Loan and Lease Losses

(in thousands)	03/31/2013	12/31/2012	03/31/2012
Average acquired loans outstanding during year	$802,437	$0	$0
Balance of acquired allowance at beginning of year	0	0	0

ACQUIRED LOANS CHARGED-OFF:
Commercial and industrial	23	0	0
Residential real estate	107	0	0
Consumer and other	25	0	0
Total loans charged-off	$155	$0	$0

Net loans charged-off	155	0	0
Additions to acquired allowance charged to operations	218	0	0
Balance of acquired allowance at end of year	$63	$0	$0
Annualized net charge-offs of acquired loans to average total acquired loans and leases	0.08%	0.00%	0.00%

There was no allowance, charge-offs, or recoveries for acquired loans accounted for in accordance with ASC Topic 805 for the periods ending December 31, 2012 and March 31, 2012.

As of March 31, 2013, the allowance for originated loans and leases was $24.6 million or 1.11% of total originated loans and leases outstanding, compared with $24.6 million or 1.16% at December 31, 2012 and $26.9 million or 1.36% at March 31, 2012.   The provision for originated loan and lease losses was $820,000 for the three months ended  March 31, 2013, compared to $1.1 million for the same period in 2012.   Net originated loan and lease charge-offs of $865,000 were down compared to the $1.8 million for the first quarter of 2012.   The Company has seen improvement in credit quality metrics over the past several quarter and current levels of nonperforming loans and criticized and classified loans are down from prior year end.

As of March 31, 2013, the allowance for acquired loans and leases was $63,000.  Although loans within the acquired portfolio were accounted for in accordance with ASC Topic 805, it was determined through impairment testing that one relationship demonstrated further deterioration and a specific reserve was assigned.  The Company has seen improvement in credit quality metrics over the past several quarters and current levels of nonperforming loans are down from the same period prior year.

Analysis of Past Due and Nonperforming Loans
(dollar amounts in thousands)	03/31/20131	12/31/20121	03/31/2012
Loans 90 days past due and accruing
Commercial and industrial	$0	$0	$28
Commercial real estate	0	0	1,202
Residential real estate	157	257	322
Total loans 90 days past due and accruing	157	257	1,552
Nonaccrual loans2
Commercial and industrial	1,299	1,340	7,292
Commercial real estate	24,782	25,014	24,194
Residential real estate	10,798	11,084	6,750
Consumer and other	236	302	219
Total nonaccrual loans	37,115	37,740	38,455
Troubled debt restructurings not included above	0	1,532	423
Total nonperforming loans and leases	37,272	39,529	40,430
Other real estate owned	3,950	4,862	1,906
Total nonperforming assets	$41,222	$44,391	$42,336
Allowance as a percentage of nonperforming loans and leases	66.16%	62.34%	66.65%
Total nonperforming assets as percentage of total assets	0.83%	0.92%	1.19%

1 The March 31, 2013 and December 31, 2012 columns in the above table exclude $17.8 million and $18.7 million, respectively, of acquired loans that are 90 days past due and accruing interest. These loans were originally recorded at fair value on the acquisition date of August 1, 2012. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.
2 Nonaccrual loans at March 31, 2013 and December 31, 2012 include $4.6 million and $4.4 million, respectively, of nonaccrual acquired loans. There were no acquired loans at March 31, 2012.

Nonperforming assets include nonaccrual loans, troubled debt restructurings (“TDR”), and foreclosed real estate.  Nonperforming assets represented 0.83% of total assets at March 31, 2013, compared to 0.92% at December 31, 2012, and 1.19% at March 31, 2012. The decrease in nonperforming assets at March 31, 2013, from year-end 2012 was mainly as result of the payoff of the $1.5 million loan reported in the above table in the category, ‘troubled debt restructuring not included above’.  The Company’s ratio of nonperforming assets to total assets continues to compare favorably to our peer group’s most recent ratio of 2.16% at December 31, 2012.

Total nonperforming originated loans represented 1.48% of total originated loans at March 31, 2013, compared to 1.65% of total originated loans at December 31, 2012, and 2.04% of total originated loans at March 31, 2012.  A breakdown of nonperforming loans by portfolio segment is shown above.  Commercial real estate loans represent the largest component of nonperforming loans.  Nonperforming commercial real estate loans include two relationships totaling $9.8 million at March 31, 2013 and $10.0 million at December 31, 2012.  Both of these relationships are considered impaired and have been charged down to fair value.

Loans past due 30-89 days and accruing interest increased from $13.3 million at December 31, 2012 to $20.1 million at March 31, 2013.  Originated loans past due 30-89 days and accruing interest increased by $2.9 million to $10.9 million, while acquired loans past due 30-89 days and accruing increased by $4.0 million to $9.2 million at March 31, 2013.   The increase in the originated portfolio was mainly one commercial relationship totaling $3.5 million, which is 90% guaranteed by a U.S. government agency.  The increase in the acquired portfolio is mainly a result of matured loans that are  in process of being renewed.

Loans are considered modified in a TDR when, due to a borrower’s financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider and the borrower could not obtain elsewhere.  These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories:  “loans 90 days past due and accruing”, “nonaccrual loans”, or “troubled debt restructurings not included above”.  Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and therefore classified as accruing loans.  As mentioned above, the decrease in this category from year-end 2012 reflects the payoff of the $1.5 million loan included at year-end.  At March 31, 2013 the Company had $7.4 million in TDRs, all were reported as nonaccrual and included in the table above, and two loans were more than 90 days past due with a total balance of $552,000.

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

The Company’s recorded investment in loans and leases that are considered impaired totaled $24.3 million March 31, 2013, and $27.1 million at December 31, 2012.  A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all TDRs. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

The year-to-date average recorded investment in impaired loans and leases was $25.8 million at March 31, 2013, $31.8 million at December 31, 2012, and $33.0 million at March 31, 2012.  At March 31, 2013 there was a specific reserve of $63,000 on impaired loans compared to $0 specific reserves at December 31, 2012, and $2.5 million of specific reserves at March 31, 2012.  The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserve because of the amount of collateral support with respect to these loans and previous charge-offs.  Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured.  In these cases, interest is recognized on a cash basis.  There was $35,000 and $48,000 interest income recognized for the periods ended March 31, 2013 and December 31, 2012, respectively, and $0 for March 31, 2012.

The ratio of the allowance to nonperforming loans (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 66.2 times at March 31, 2013, up from 62.3 times in December 31, 2012, and down from 66.7 times at March 31, 2012. The Company’s nonperforming loans are mostly made up of collateral dependent impaired loans requiring little to no specific allowance due to the level of collateral available with respect to these loans and/or previous charge-offs.  The Company’s peer group ratio was 101.15% as of December 31, 2012.

Management reviews the loan portfolio continuously for evidence of potential problem loans and leases.  Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future.  Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its internal loan review function, identified 45 commercial relationships from the originated portfolio and 43 commercial relationships from the acquired portfolio totaling $20.5 million and $23.8 million, respectively at March 31, 2013 that were potential problem loans.  At December 31, 2012, the Company had identified 42 relationships totaling $25.4 million in the originated portfolio and 49 relationships totaling $30.2 million that were potential problem loans.  Of the 45 commercial relationships in the originated portfolio that were Substandard, there are 6 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $12.2 million, the largest of which is $2.8 million. Of the 43 commercial relationships from the acquired loan portfolio, there were 9 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $16.7 million.  The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital

Total equity was $446.8 million at March 31, 2013, an increase of $5.5 million or 1.2% from December 31, 2012, mainly a result the receipt of net income of $11.5 million less cash dividends of $5.5 million.

Additional paid-in capital increased by $2.4 million, from $334.6 million at December 31, 2012, to $337.1 million at March 31, 2013.  The increase is primarily attributable to $968,000 related to shares issued for dividend reinvestment, $715,000 for the issuance of shares under the employee stock ownership plan, $475,000 million increase for the exercise of stock options and $307,000 related to stock-based compensation.  Retained earnings increased by $6.0 million from $108.7 million at December 31, 2012, to $114.7 million at March 31, 2013.  Accumulated other comprehensive loss increased from a net unrealized loss of $2.1 million at December 31, 2012 to a net unrealized loss of $5.2 million at March 31, 2013; reflecting a $3.5 million decrease in unrealized gains on available-for-sale securities due to market rates, and a $409,000 increase related to postretirement benefit plans.  Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company’s defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Cash dividends paid in the first three months of 2013 totaled approximately $5.5 million, representing 47.5% of year to date 2013 earnings.  Cash dividends of $0.38 per common share paid in the first three months of 2013 were up 5.6% over cash dividends of $0.36 per common share paid in the first three months of 2012.

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

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. The table below reflects the Company’s capital position at March 31, 2013, compared to the regulatory capital requirements for “well capitalized” institutions.

REGULATORY CAPITAL ANALYSIS
March 31, 2013	Actual		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$411,419	12.93%	$318,073	10.00%
Tier 1 Capital (to risk weighted assets)	$386,368	12.15%	$190,844	6.00%
Tier 1 Capital (to average assets)	$386,368	8.11%	$238,311	5.00%

As illustrated above, the Company’s capital ratios on March 31, 2013 remain above the minimum requirements for well capitalized institutions.  Total capital as a percent of risk weighted assets was 12.9% as of December 31, 2012 and March 31, 2013 respectively.  Tier 1 capital as a percent of risk weighted assets increased from 12.1% at the end of 2012 to 12.2% as of March 31, 2013.  Tier 1 capital as a percent of average assets was 8.1% at March 31, 2013 up from 7.9% at year end December 31, 2012.

During the first quarter of 2010, the OCC notified the Company that it was requiring Mahopac National Bank (“Mahopac”), one of the Company’s three banking subsidiaries, to maintain certain minimum capital ratios at levels higher than those otherwise required by applicable regulations.  The OCC was requiring Mahopac to maintain a Tier 1 capital to average assets ratio of 8.0%, a Tier 1 risk-based capital to risk-weighted capital ratio of 10.0% and a Total risk-based capital to risk-weighted assets ratio of 12.0%.  Mahopac exceeded these minimum requirements at the time of the notification and continues to maintain ratios above these minimums.  During the first quarter of 2013, the Company was notified by the OCC that it was no longer requiring Mahopac to maintain the higher capital ratios agreed to in 2010.

As of March 31, 2013, the capital ratios for the Company’s other four subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

In December 2010, the oversight body of the Basel Committee on Banking Supervision published final rules on capital, leverage and liquidity.  Implementation of these new capital and liquidity requirements has created significant uncertainty with respect to future requirements for financial institutions.  Currently, the Company has issued $43.7 million of trust preferred securities which is included in the Tier 1 capital of the Company for regulatory capital purposes pursuant to regulatory guidelines.  Under the recently enacted “Dodd-Frank Wall Street Reform and Consumer Protection Act,” outstanding trust preferred securities at the effective date of the Act will continue to qualify as Tier 1 capital for bank holding companies with total assets less than $15 billion.  Trust preferred securities issued in the future, however, may no longer qualify as Tier 1 capital. The Company continues to monitor and evaluate the impact that Basel III may have on our capital ratios.

Deposits and Other Liabilities
Total deposits of $4.1 billion at March 31, 2013 increased $122.2 million or 3.1% from December 31, 2012.  Growth over year-end 2012 was comprised mainly of increases in municipal interest bearing checking and municipal money market accounts.

Total deposits were up $1.2 billion or 42.4% over March 31, 2012. VIST Bank had total deposits of $1.2 billion as of the acquisition date of August 1, 2012 and was largely responsible for the increase in deposits.

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

Core deposits grew by $48.5 million or 1.5% to $3.3 billion at March 31, 2013 from $3.2 billion at year-end 2012.  Core deposits represented 80.9% of total deposits at March 31, 2013, compared to 82.2% of total deposits at December 31, 2012.

Municipal money market and interest bearing checking accounts of $483.1 million at March 31, 2013 increased from $424.5 million at year-end 2012.  As compared to March 31, 2012, municipal money market accounts and interest bearing checking accounts were up by $206.9 million or 42.0% to $700.0 million at March 31, 2103 largely due to the VIST acquisition.  In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August.  Account balances tend to increase throughout the fall and into the winter months from tax deposits and receive an additional inflow at the end of March from the electronic deposit of state funds.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $60.8 million at March 31, 2013, and $65.4 million at December 31, 2012. Management generally views local repurchase agreements as an alternative to large time deposits. The Company’s wholesale repurchase agreements are primarily with the FHLB and amounted to $133.3 million at March 31, 2013, which includes $33.3 million (net of a $3.3 million fair value adjustment) of wholesale repurchase agreements from the VIST Financial acquisition payable to another large financial institution.  By comparison, wholesale repurchase agreements totaled $148.5 million at December 31, 2012.

The Company’s other borrowings totaled $156.6 million at March 31, 2013, up $44.8 million or 40.1% from $111.8 million at December 31, 2012.  Borrowings at March 31, 2013 included $86.8 million in FHLB term advances, $49.9 million of overnight FHLB advances, and a $20.0 million advance from a bank.  Borrowings at year-end 2012 included $111.8 million in FHLB term advances, $91.8 million of overnight FHLB advances, and a $20.0 million advance from a bank.  The decrease in borrowings reflects the pay down of FHLB borrowings as a result of deposit growth.  Of the $86.8 million in FHLB term advances at March 31, 2013, $81.6 million are due over one year.  In 2007, the Company elected the fair value option under FASB ASC Topic 825 for a $10.0 million advance with the FHLB.  The fair value of this advance decreased by $77,000 (net mark-to-market gain of $77,000) over the three months ended March 31, 2013.

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

Core deposits, discussed above under “Deposits and Other Liabilities”, are a primary and low cost funding source obtained primarily through the Company’s branch network.  In addition to core deposits, the Company uses non-core funding sources to support asset growth.  These non-core funding sources include time deposits of $250,000 or more, brokered time deposits, national deposit listing services, municipal money market deposits, bank borrowings, securities sold under agreements to repurchase and term advances from the FHLB.  Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources, at March 31, 2013, increased by $98.6 million or 9.6% from $1.0 billion at December 31, 2012.  Non-core funding sources, as a percentage of total liabilities, were 24.8% at March 31, 2013, compared to 23.4% at December 31, 2012.  The increase in non-core funding sources was mainly due to increased municipal deposits and overnight borrowings from the FHLB.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.2 billion and $986.8 million at March 31, 2013 and December 31, 2012, respectively, were either pledged or sold under agreements to repurchase. Pledged securities represented 78.2% of total securities at March 31, 2013, compared to 68.8% of total securities at December 31, 2012.

Cash and cash equivalents totaled $99.2 million as of March 31, 2013, down from $118.9 million at December 31, 2012.  Short-term investments, consisting of securities due in one year or less, increased from $53.1 million at December 31, 2012, to $155.0 million on March 31, 2013.  The Company also had $15.6 million of securities designated as trading securities at March 31, 2013.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $834.8 million at March 31, 2013 compared with $712.4 million at December 31, 2012. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $944.2 million at March 31, 2013 as compared to $796.7 million at December 31, 2012. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At March 31, 2013, the unused borrowing capacity on established lines with the FHLB was $1.1 billion. As members of the FHLB, the Company’s subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At March 31, 2013, total unencumbered residential mortgage loans of the Company were $532.5 million.  Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

The Company’s Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates.  Based upon the simulation analysis performed as of February 28, 2013 a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year increase in net interest income from the base case of approximately 0.74%, while a 100 basis point parallel decline in interest rates over a one-year period would result in an increase in one-year net interest income from the base case of 0.02%.  The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

In a rising rate environment (ex. Up 200 basis points over 12 months), net interest income is projected to remain slightly above the base case scenario for the first year of the simulation.  As market rates begin to stabilize, funding cost increases begin to slow while higher replacement yields on loan and investment cashflows/repricings lead to a stabilization of net interest income in year 2 and a subsequent expansion in balance sheet spread thereafter.

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

In addition to the simulation analysis, management uses an interest rate gap measure. Table 10-Interest Rate Risk Analysis below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of March 31, 2013.  The Company’s one-year net interest rate gap was a negative $60.4 million or 1.21% of total assets at March 31, 2013 compared with a negative $72.4 million or 1.50% of total assets at December 31, 2012. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period.  This analysis suggests that the Company’s net interest income is moderately more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment.  An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap – March 31, 2013			Repricing Interval

(in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets1	$4,543,340	$1,143,006	$208,614	$328,998	$1,680,618
Interest-bearing liabilities	3,695,012	1,288,304	215,894	236,843	1,741,041
Net gap position		(145,298)	(7,280)	92,155	(60,423)
Net gap position as a percentage of total assets		(2.91%)	(0.15%)	1.85%	(1.21%)
1 Balances of available securities are shown at amortized cost

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2013.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report on Form 10-Q the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On April 1, 2013, the Company settled two putative class action lawsuits brought by former VIST shareholders, each alleging various disclosure deficiencies in the proxy materials provided to VIST shareholders in connection with the VIST special meeting to consider the merger with Tompkins.  The amount of the settlement, which covered both actions, was $250,000, and it consisted entirely of fees paid to the plaintiffs’ attorneys.  The entire cost of the settlement was covered by the Company’s and VIST’s insurance carriers.

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and the Use of Proceeds

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

January 1, 2013 through January 31, 2013	1,651	$40.90	0	335,000

February 1, 2013 through February 28, 2013	604	41.39	0	335,000

March 1, 2013 through March 31, 2013	0	0	0	335,000

Total	2,255	$41.03	0	335,000

Included in the table above are 1,651 shares purchased in January 2013, at an average cost of $40.90 and 604 shares purchased in February 2013, at an average cost of $41.39 by the trustee of the rabbi trust established by the Company under the Company’s Amended and Restated Retainer Plan For Eligible Directors of Tompkins Financial Corporation and its wholly-owned  Subsidiaries, and were part of the director deferred compensation under that plan.

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

Date:    May 10, 2013

TOMPKINS FINANCIAL CORPORATION

By:	/S/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President, Chief Financial Officer, and Chief Operating Officer
(Principal Financial Officer)
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Pages

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	69

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	70

32.1	Certification of Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350	71

32.2 101*
Certification of Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language):  (i) Condensed Consolidated Statements of Condition as of March 31, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2013 and 2012; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.
		72

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