Form 10-Q
period 2013-06-30
TOMPKINS FINANCIAL CORP
filed 2013-08-09
CIK 1005817

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 1-12709

Tompkins Financial Corporation
(Exact name of registrant as specified in its charter)

New York	16-1482357
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Commons, P.O. Box 460, Ithaca, NY	14851
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (888) 503-5753
Former name, former address, and former fiscal year, if changed since last report: NA

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
Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒.

Indicate the number of shares of the Registrant's Common Stock outstanding as of the latest practicable date:

Class	Outstanding as of July 31, 2013
Common Stock, $0.10 par value	14,455,200 shares

TOMPKINS FINANCIAL CORPORATION

FORM 10-Q

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CONDITION

(In thousands, except share and per share data) (Unaudited)	As of	As of
ASSETS	06/30/2013	12/31/2012
Cash and noninterest bearing balances due from banks	$65,064	$117,448
Interest bearing balances due from banks	1,479	1,482
Cash and Cash Equivalents	66,543	118,930

Trading securities, at fair value	14,688	16,450
Available-for-sale securities, at fair value (amortized cost of $1,434,468 at June 30, 2013 and $1,349,416 at December 31, 2012)	1,434,454	1,393,340
Held-to-maturity securities, fair value of $21,129 at June 30, 2013, and $25,163 at December 31, 2012	20,173	24,062
Originated loans and leases, net of unearned income and deferred costs and fees	2,309,232	2,133,106
Acquired loans and leases, covered	31,548	37,600
Acquired loans and leases, non-covered	714,403	783,904
Less: Allowance for loan and lease losses	25,458	24,643
Net Loans and Leases	3,029,725	2,929,967

FDIC Indemnification Asset	4,534	4,385
Federal Home Loan Bank stock and Federal Reserve Bank stock	26,039	19,388
Bank premises and equipment, net	54,824	54,581
Corporate owned life insurance	66,143	65,102
Goodwill	92,140	92,305
Other intangible assets, net	17,400	18,643
Accrued interest and other assets	105,220	100,044
Total Assets	$4,931,883	$4,837,197
LIABILITIES
Deposits:
Interest bearing:
Checking, savings and money market	2,174,926	2,144,367
Time	937,775	973,883
Noninterest bearing	800,209	831,919
Total Deposits	3,912,910	3,950,169

Federal funds purchased and securities sold under agreements to repurchase	171,498	213,973
Other borrowings, including certain amounts at fair value of $11,423 at June 30, 2013 and $11,847 at December 31, 2012	299,098	111,848
Trust preferred debentures	43,703	43,668
Other liabilities	72,780	76,179
Total Liabilities	$4,499,989	$4,395,837
EQUITY
Tompkins Financial Corporation shareholders' equity:
Common Stock - par value $.10 per share: Authorized 25,000,000 shares; Issued: 14,635,468 at June 30, 2013; and 14,426,711 at December 31, 2012	1,464	1,443
Additional paid-in capital	339,233	334,649
Retained earnings	120,218	108,709
Accumulated other comprehensive loss	(27,667)	(2,106)
Treasury stock, at cost – 101,055 shares at June 30, 2013, and 100,054 shares at December 31, 2012	(2,871)	(2,787)

Total Tompkins Financial Corporation Shareholders’ Equity	430,377	439,908
Noncontrolling interests	1,517	1,452
Total Equity	$431,894	$441,360
Total Liabilities and Equity	$4,931,883	$4,837,197

See notes to unaudited condensed consolidated financial statements

TOMPKINS FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
(In thousands, except per share data) (Unaudited)	06/30/2013	06/30/2012	06/30/2013	06/30/2012
INTEREST AND DIVIDEND INCOME
Loans	$37,550	$25,403	$73,979	$50,706
Due from banks	1	5	8	8
Federal funds sold	0	0	0	2
Trading securities	160	189	325	387
Available-for-sale securities	7,912	7,523	15,392	14,699
Held-to-maturity securities	177	225	368	450
Federal Home Loan Bank stock and Federal Reserve Bank stock	160	196	345	417
Total Interest and Dividend Income	45,960	33,541	90,417	66,669
INTEREST EXPENSE
Time certificates of deposits of $100,000 or more	1,239	720	2,443	1,454
Other deposits	2,016	1,798	4,198	3,825
Federal funds purchased and securities sold under agreements to repurchase	966	1,074	1,976	2,166
Trust preferred debentures	690	402	1,377	807
Other borrowings	1,223	1,437	2,391	2,866
Total Interest Expense	6,134	5,431	12,385	11,118
Net Interest Income	39,826	28,110	78,032	55,551
Less: Provision for loan and lease losses	2,489	1,011	3,527	2,136
Net Interest Income After Provision for Loan and Lease Losses	37,337	27,099	74,505	53,415
NONINTEREST INCOME
Insurance commissions and fees	7,167	3,493	14,428	6,890
Investment services income	3,698	3,760	7,486	7,398
Service charges on deposit accounts	2,024	1,593	3,932	3,378
Card services income	1,690	1,280	3,428	2,849
Mark-to-market loss on trading securities	(270)	(75)	(385)	(157)
Mark-to-market gain on liabilities held at fair value	347	77	424	166
Net other-than-temporary impairment losses	0	(65)	0	(65)
Other income	1,810	1,770	4,176	3,034
Gain on securities transactions	75	933	442	935
Total Noninterest Income	16,541	12,766	33,931	24,428
NONINTEREST EXPENSES
Salaries and wages	16,291	11,081	31,863	22,381
Pension and other employee benefits	5,338	4,123	11,408	8,422
Net occupancy expense of premises	2,954	1,793	6,015	3,598
Furniture and fixture expense	1,462	1,116	2,919	2,216
FDIC insurance	821	554	1,593	1,082
Amortization of intangible assets	547	124	1,104	257
Merger related expenses	37	879	233	972
Other operating expense	10,327	7,185	20,163	14,298
Total Noninterest Expenses	37,777	26,855	75,298	53,226
Income Before Income Tax Expense	16,101	13,010	33,138	24,617
Income Tax Expense	5,061	4,151	10,557	7,912
Net Income attributable to Noncontrolling Interests and Tompkins Financial Corporation	11,040	8,859	22,581	16,705
Less: Net income attributable to noncontrolling interests	33	33	65	65
Net Income Attributable to Tompkins Financial Corporation	$11,007	$8,826	$22,516	$16,640
Basic Earnings Per Share	$0.76	$0.72	$1.55	$1.43
Diluted Earnings Per Share	$0.75	$0.72	$1.55	$1.42

See notes to unaudited condensed consolidated financial statements

Consolidated Statements of Comprehensive Income
	Three Months Ended
(in thousands) (Unaudited)	June 30, 2013	June 30, 2012
Net income (loss) attributable to noncontrolling interests and Tompkins Financial Corporation	$11,040	$8,859
Other comprehensive (loss) income, net of tax:

Available-for-sale securities:
Change in net unrealized (loss) gain during the period	(22,824)	4,407
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(45)	(561)
Change in non-credit impairment losses on available-for-sale securities	0	39

Employee benefit plans:
Amortization of net retirement plan actuarial gain	381	414
Amortization of net retirement plan prior service cost	8	11
Amortization of net retirement plan transition liability	8	10

Other comprehensive (loss) income	(22,472)	4,320

Subtotal comprehensive (loss) income attributable to noncontrolling interests and Tompkins Financial Corporation	(11,432)	13,179
Less: Net income attributable to noncontrolling interests	(33)	(33)
Total comprehensive income attributable to Tompkins Financial Corporation	$(11,465)	$13,146

See notes to unaudited condensed consolidated financial statements.

Consolidated Statements of Comprehensive Income
	Six Months Ended
(in thousands) (Unaudited)	June 30, 2013	June 30, 2012
Net income (loss) attributable to noncontrolling interests and Tompkins Financial Corporation	$22,581	$16,705
Other comprehensive (loss) income, net of tax:

Available-for-sale securities:
Change in net unrealized (loss) gain during the period	(26,102)	3,949
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(265)	(562)
Change in non-credit impairment losses on available-for-sale securities	0	39

Employee benefit plans:
Amortization of net retirement plan actuarial gain	774	697
Amortization of net retirement plan prior service cost	17	18
Amortization of net retirement plan transition liability	15	20

Other comprehensive (loss) income	(25,561)	4,161

Subtotal comprehensive (loss) income attributable to noncontrolling interests and Tompkins Financial Corporation	(2,980)	20,866
Less: Net income attributable to noncontrolling interests	(65)	(65)
Total comprehensive (loss) income attributable to Tompkins Financial Corporation	$(3,045)	$20,801

See notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	06/30/2013	06/30/2012
OPERATING ACTIVITIES
Net income attributable to Tompkins Financial Corporation	$22,516	$16,640
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,527	2,136
Depreciation and amortization of premises, equipment, and software	2,890	2,416
Amortization of intangible assets	1,104	257
Earnings from corporate owned life insurance	(1,038)	(817)
Net amortization on securities	7,597	5,135
Other than temporary impairment loss	0	65
Mark-to-market loss on trading securities	385	157
Mark-to-market gain on liabilities held at fair value	(424)	(166)
Gain on securities transactions	(442)	(935)
Net gain on sale of loans	(97)	(250)
Proceeds from sale of loans	1,860	11,161
Loans originated for sale	(2,053)	(11,083)
Net gain on sale of bank premises and equipment	(13)	(6)
Stock-based compensation expense	567	688
Decrease (increase) in accrued interest receivable	484	(111)
Decrease in accrued interest payable	(152)	(67)
Proceeds from maturities and payments of trading securities	1,360	1,484
Contribution to pension plan	0	(5,000)
Decrease in FDIC prepaid insurance	5,386	0
Other, net	7,426	3,229
Net Cash Provided by Operating Activities	50,883	24,933
INVESTING ACTIVITIES
Proceeds from maturities, calls and principal paydowns of available-for-sale securities	146,700	163,264
Proceeds from sales of available-for-sale securities	76,454	92,670
Proceeds from maturities, calls and principal paydowns of held-to-maturity securities	8,617	4,908
Purchases of available-for-sale securities	(315,342)	(294,007)
Purchases of held-to-maturity securities	(4,729)	(5,358)
Net increase in loans	(102,995)	(40,524)
Net (increase) decrease in Federal Home Loan Bank stock and Federal Reserve Bank stock	(6,651)	2,378
Proceeds from sale of bank premises and equipment	84	18
Purchases of bank premises and equipment	(2,792)	(2,413)
Net cash used in acquisition	0	(1,038)
Other, net	(3,503)	(748)
Net Cash Used in Investing Activities	(204,157)	(80,850)
FINANCING ACTIVITIES
Net (decrease) increase in demand, money market, and savings deposits	(1,151)	113,300
Net decrease in time deposits	(36,108)	(8,771)
Net decrease in Federal funds purchases and securities sold under agreements to repurchase	(42,475)	(7,428)
Increase in other borrowings	194,674	0
Repayment of other borrowings	(7,000)	(63,975)
Cash dividends	(11,007)	(8,405)
Common stock issued	0	37,978
Shares issued for dividend reinvestment plan	1,941	936
Shares issued for employee stock ownership plan	717	1,037
Net proceeds from exercise of stock options	1,188	1,370
Tax benefit from stock option exercises	108	87
Net Cash Provided by Financing Activities	100,887	66,129
Net (Decrease) Increase in Cash and Cash Equivalents	(52,387)	10,212
Cash and cash equivalents at beginning of period	118,930	49,567
Total Cash & Cash Equivalents at End of Period	66,543	59,779

See notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	06/30/2013	06/30/2012
Supplemental Information:
Cash paid during the year for - Interest	$12,537	$11,185
Cash paid during the year for - Taxes	697	8,629
Transfer of loans to other real estate owned	1,794	1,314

See notes to unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income		Non-controlling Interests

(in thousands except share and per share data)	Common Stock		Retained Earnings		Treasury Stock		Total
Balances at January 1, 2012	$1,116	$206,395	$96,445	$(3,677)	$(2,588)	$1,452	$299,143

Net income attributable to noncontrolling interests and Tompkins Financial Corporation			16,640			65	16,705
Other comprehensive income				4,161			4,161
Total Comprehensive Income							20,866
Cash dividends ($0.72 per share)			(8,405)				(8,405)
Exercise of stock options and related tax benefit (45,853 shares, net)	5	1,452					1,457
Stock-based compensation expense		688					688
Shares issued for dividend reinvestment plan (23,168 shares, net)	2	934					936
Shares issued for employee stock ownership plan (25,655 shares)	2	1,035					1,037
Directors deferred compensation plan (483) shares, net)		22			(22)		0
Common stock issued (1,006,250 shares)	101	37,877					37,978
Forfeiture of restricted shares (692 shares)
Balances at June 30, 2012	$1,226	$248,403	$104,680	$484	$(2,610)	$1,517	$353,700

Balances at January 1, 2013	$1,443	$334,649	$108,709	$(2,106)	$(2,787)	$1,452	$441,360

Net income attributable to noncontrolling interests and Tompkins Financial Corporation			22,516			65	22,581
Other comprehensive loss				(25,561)			(25,561)
Total Comprehensive Income							(2,980)
Cash dividends ($0.76 per share)			(11,007)				(11,007)
Exercise of stock options and related tax benefit (38,742 shares, net)	4	1,292					1,296
Stock-based compensation expense		567					567
Shares issued for dividend reinvestment plan (47,019 shares, net)	5	1,936					1,941
Shares issued for employee stock ownership plan (17,290 shares, net)	2	715					717
Directors deferred compensation plan (1,001 shares, net)		84			(84)		0
Net shares issued related to restricted stock awards (106,325 shares)	10	(10)					0
Forfeiture of restricted shares (619 shares)
Balances at June 30, 2013	$1,464	$339,233	$120,218	$(27,667)	$(2,871)	$1,517	$431,894

See notes to unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business

Tompkins Financial Corporation (“Tompkins” or the “Company”) is headquartered in Ithaca, New York and is registered as a Financial Holding Company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Company is a locally oriented, community-based financial services organization that offers a full array of products and services, including commercial and consumer banking, leasing, trust and investment management, financial planning and wealth management, insurance, and brokerage services. At June 30, 2013, the Company’s subsidiaries included:  four wholly-owned banking subsidiaries, Tompkins Trust Company (the “Trust Company”), The Bank of Castile, Mahopac National Bank, VIST Bank; TFA Wealth Management, Inc., a wholly owned registered investment advisor (“TFA Wealth Management”); and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. (“Tompkins Insurance”). TFA Wealth Management and the trust division of the Trust Company provide a full array of investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long-term care insurance services.  VIST Bank, through its VIST Capital Management brand (“VIST Capital Management”) provides investment advisory, retirement planning solutions, and brokerage services to our customers in southeastern Pennsylvania.  The Company’s principal offices are located at The Commons, Ithaca, New York, 14851, and its telephone number is (607) 273-3210.  The Company’s common stock is traded on the NYSE MKT LLC under the Symbol “TMP.”

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

2. Basis of Presentation

The unaudited consolidated financial statements included in this quarterly report do not include all of the information and footnotes required by GAAP for a full year presentation and certain disclosures have been condensed or omitted in accordance with rules and regulations of the SEC. In the application of certain accounting policies, management is required to make assumptions regarding the effect of matters that are inherently uncertain. These estimates and assumptions affect the reported amounts of certain assets, liabilities, revenues, and expenses in the unaudited condensed consolidated financial statements. Different amounts could be reported under different conditions, or if different assumptions were used in the application of these accounting policies. The accounting policies that management considers critical in this respect are the determination of the allowance for loan and lease losses, the expenses and liabilities associated with the Company’s pension and post-retirement benefits, and the review of its securities portfolio for other than temporary impairment.

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

4. Mergers and Acquisitions

On August 1, 2012, Tompkins completed its acquisition of VIST Financial Corp. (“VIST Financial”), a financial holding company headquartered in Wyomissing, Pennsylvania, and parent to VIST Bank, VIST Insurance, LLC (“VIST Insurance”), and VIST Capital Management, LLC (“VIST Capital Management”).   On the acquisition date, VIST Financial had $1.4 billion in total assets, which included $889.3 million in loans, and $1.2 billion in deposits.   On the acquisition date, VIST Financial was merged into Tompkins.  VIST Bank, a Pennsylvania state-chartered commercial bank, became a wholly-owned subsidiary of Tompkins and will continue to operate as a separate subsidiary bank of Tompkins.  VIST Insurance was merged into Tompkins Insurance Agencies, Inc., and VIST Capital Management became part of VIST Bank.  The acquisition expands the Company’s presence into the southeastern region of Pennsylvania.

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

The following is a summary of the loans acquired in the VIST Financial acquisition as of the closing date.

	Acquired Credit Impaired Loans	Acquired Non-Credit Impaired Loans	Total Acquired Loans

Contractually required principal and interest at acquisition	$159,325	$1,058,708	$1,218,033
Contractual cash flows not expected to be collected (non-accretable difference)	57,545	0	57,545
Expected cash flows at acquisition	101,780	1,058,708	1,160,488
Interest component of expected cash flows (accretable difference)	10,008	261,144	271,152
Fair value of acquired loans	91,772	797,564	889,336

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

Direct costs related to the acquisition were expensed as incurred.  During the twelve months ended December 31, 2012, the Company incurred $15.6 million of merger and acquisition integration-related expenses, which have been separately stated in the Company’s Consolidated Statements of Income.  For the six months ended June 30, 2013, the Company incurred $233,000 of merger and acquisition integration-related expenses.

5. Securities

Available-for-Sale Securities
The following table summarizes available-for-sale securities held by the Company at June 30, 2013:

	Available-for-Sale Securities
June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. Government sponsored entities	$585,539	$9,625	$6,853	$588,311
Obligations of U.S. states and political subdivisions	73,769	1,417	1,235	73,951
Mortgage-backed securities – residential, issued by
U.S. Government agencies	143,418	3,223	2,348	144,293
U.S. Government sponsored entities	624,318	8,860	12,600	620,578
Non-U.S. Government agencies or sponsored entities	385	9	0	394
U.S. corporate debt securities	5,005	53	113	4,945
Total debt securities	1,432,434	23,187	23,149	1,432,472
Equity securities	2,034	0	52	1,982
Total available-for-sale securities	$1,434,468	$23,187	$23,201	$1,434,454

The following table summarizes available-for-sale securities held by the Company at December 31, 2012:

	Available-for-Sale Securities
December 31, 2012	Amortized Cost1	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
U.S. Treasury securities	$1,001	$3	$0	$1,004
Obligations of U.S. Government sponsored entities	570,871	22,909	2	593,778
Obligations of U.S. states and political subdivisions	76,803	2,326	73	79,056
Mortgage-backed securities – residential, issued by
U.S. Government agencies	162,853	5,362	548	167,667
U.S. Government sponsored entities	526,364	15,759	1,768	540,355
Non-U.S. Government agencies or sponsored entities	4,457	40	143	4,354
U.S. corporate debt securities	5,009	87	13	5,083
Total debt securities	1,347,358	46,486	2,547	1,391,297
Equity securities	2,058	0	15	2,043
Total available-for-sale securities	$1,349,416	$46,486	$2,562	$1,393,340
1 Net of other-than-temporary impairment losses recognized in earnings.

Held-to-Maturity Securities
The following table summarizes held-to-maturity securities held by the Company at June 30, 2013:

	Held-to-Maturity Securities
June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. states and political subdivisions	$20,173	$956	$0	$21,129
Total held-to-maturity debt securities	$20,173	$956	$0	$21,129

The following table summarizes held-to-maturity securities held by the Company at December 31, 2012:

	Held-to-Maturity Securities
December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Obligations of U.S. states and political subdivisions	$24,062	$1,101	$0	$25,163
Total held-to-maturity debt securities	$24,062	$1,101	$0	$25,163

Realized gains on available-for-sale securities were $138,000 and $505,000 in the second quarter and six months ending June 30, 2013, respectively, and $933,000 and $935,000 in the same periods of 2012.  Realized losses on available-for-sale securities were $63,000 in the second quarter and six months ending June 30, 2013, respectively, and $0 in the same time periods of 2012.

The following table summarizes available-for-sale securities that had unrealized losses at June 30, 2013:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$316,509	$6,853	$0	$0	$316,509	$6,853
Obligations of U.S. states and political subdivisions	30,641	1,235	0	0	30,641	1,235

Mortgage-backed securities – issued by
U.S. Government agencies	63,312	2,348	0	0	63,312	2,348
U.S. Government sponsored entities	372,386	12,600	0	0	372,386	12,600
U.S. corporate debt securities	2,387	113	0	0	2,387	113
Equity securities	948	52	0	0	948	52
Total available-for-sale securities	$786,183	$23,201	$0	$0	$786,183	$23,201

There were no unrealized losses on held-to-maturity securities at June 30, 2013.

The following table summarizes available-for-sale securities that had unrealized losses at December 31, 2012:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of U.S. Government sponsored entities	$1,147	$2	$0	$0	$1,147	$2
Obligations of U.S. states and political subdivisions	10,307	73	0	0	10,307	73

Mortgage-backed securities – residential, issued by
U.S. Government agencies	40,022	548	0	0	40,022	548
U.S. Government sponsored entities	128,365	1,768	0	0	128,365	1,768
Non-U.S. Government agencies or sponsored entities	833	143	0	0	833	143
U.S. corporate debt securities	2,487	13	0	0	2,487	13
Equity securities	985	15	0	0	985	15
Total available-for-sale securities	$184,146	$2,562	$0	$0	$184,146	$2,562

There were no unrealized losses on held-to-maturity securities at December 31, 2012.

The gross unrealized losses reported at June 30, 2013 and December 31, 2012 for mortgage-backed securities-residential relate to investment securities issued by U.S. government sponsored entities such as Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, and U.S. government agencies such as Government National Mortgage Association, and non-U.S. Government agencies or sponsored entities.  The total gross unrealized losses shown in the table above were primarily attributable to changes in interest rates and levels of market liquidity, relative to when the investment securities were purchased, and generally not due to the credit quality of the investment securities.

The Company does not intend to sell the securities that are in an unrealized loss position and it is not more-likely-than not that the Company will be required to sell these available-for-sale investment securities before recovery of their amortized cost basis, which may be at maturity.  Accordingly, as of June 30, 2013, and December 31, 2012, management believes the unrealized losses detailed in the tables above are not other-than-temporary.

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

As of June 30, 2013, the Company owned one corporate (non-agency) collateralized mortgage obligation issue (“CMO”) in a senior tranche of which the aggregate historical cost basis for this non-agency CMO was less than its estimated fair value.  At June 30, 2013, this non-agency CMO with an amortized cost basis of $385,000 was collateralized by residential real estate and is not currently deferring or in default of interest payments to the Company.  As of December 31, 2012, the Company owned 5 corporate, non-U.S. Government agency collateralized mortgage obligation issues (“CMO’s”) in super senior or senior tranches of which the aggregate historical cost basis for 3 of these non-agency CMO’s was greater than their estimated fair value.  At December 31, 2012, all 5 non-agency CMO’s with an amortized cost basis of $4.5 million were collateralized by residential real estate.  None of the 5 non-agency CMO’s whose aggregate historical cost basis was greater than their estimated fair value were deferring or were in default of interest payments to the Company.

During the first quarter of 2013, the Company sold three non-agency CMO securities for a gain of approximately $94,000.  Prior to the first quarter of 2013, these three non-agency CMO securities were determined to be other-than-temporarily impaired and the Company did recognize net credit impairment charges to earnings of $441,000 over the life of these three securities.  Also during the first quarter of 2013, one non-agency CMO security was repaid in full.  The Company did not recognize any net credit impairment charge to earnings on these securities in 2013.  The Company did recognize $65,000 in net credit impairment charges to earnings on these securities in the second quarter and six months ending June 30, 2012.

The following table summarizes the roll-forward of credit losses on debt securities held by the Company for which a portion of an other-than-temporary impairment is recognized in other comprehensive income:

	Three Months Ended		Six Months Ended
(in thousands)	06/30/2013	06/30/2012	06/30/2013	06/30/2012
Credit losses at beginning of the period	$0	$245	$441	$245
Credit losses related to securities for which an other-than-temporary impairment was previously recognized	0	65	0	65
Sales of securities for which an other-than-temporary impairment was previously recognized	0	0	(441)	0
Ending balance of credit losses on debt securities held for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$0	$310	$0	$310

The amortized cost and estimated fair value of debt securities by contractual maturity are shown in the following table.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed securities are shown separately since they are not due at a single maturity date.

June 30, 2013
(in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$21,957	$22,249
Due after one year through five years	229,402	239,169
Due after five years through ten years	381,530	375,541
Due after ten years	31,424	30,248
Total	664,313	667,207
Mortgage-backed securities	768,121	765,265
Total available-for-sale debt securities	$1,432,434	$1,432,472

December 31, 2012
(in thousands)	Amortized Cost1	Fair Value
Available-for-sale securities:
Due in one year or less	$39,552	$39,990
Due after one year through five years	355,296	370,933
Due after five years through ten years	255,795	264,966
Due after ten years	3,041	3,032
Total	653,684	678,921
Mortgage-backed securities	693,674	712,376
Total available-for-sale debt securities	$1,347,358	$1,391,297
1 Net of other-than-temporary impairment losses recognized in earnings.

June 30, 2013
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$11,167	$11,254
Due after one year through five years	6,336	6,815
Due after five years through ten years	2,080	2,370
Due after ten years	590	690
Total held-to-maturity debt securities	$20,173	$21,129

December 31, 2012
(in thousands)	Amortized Cost	Fair Value
Held-to-maturity securities:
Due in one year or less	$13,070	$13,154
Due after one year through five years	7,974	8,535
Due after five years through ten years	2,283	2,619
Due after ten years	735	855
Total held-to-maturity debt securities	$24,062	$25,163

The Company also holds non-marketable Federal Home Loan Bank New York (“FHLBNY”) stock, non-marketable Federal Home Loan Bank Pittsburgh (“FHLBPITT”) stock, non-marketable Atlantic Central Bankers Bank  (“ACBB”) stock, and non-marketable Federal Reserve Bank (“FRB”) stock, all of which are required to be held for regulatory purposes and for borrowing availability.  The required investment in FHLB stock is tied to the Company’s borrowing levels with each FHLB.  Holdings of FHLBNY stock, FHLBPITT stock, ACBB stock, and FRB stock totaled $16.6 million, $7.4 million, $95,000, and $2.1 million at June 30, 2013, respectively, and $13.2 million, $4.1 million, $95,000 and $2.1 million at December 31, 2012, respectively.  These securities are carried at par, which is also cost.  The FHLBNY and FHLBPITT continue to pay dividends and repurchase stock.  As such, the Company has not recognized any impairment on its holdings of FHLBNY and FHLBPITT stock.  Federal law requires a member institution of the Federal Home Loan Bank (FHLB) system to hold stock of its district FHLB according to a predetermined formula.  This stock is recorded at cost.  Quarterly, we evaluate our investment in the FHLB for impairment.  We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history and impact of legislative and regulatory changes.  Based on our most recent evaluation, we have determined that no impairment write-downs are currently required.

Trading Securities
The following summarizes trading securities, at estimated fair value, as of:

(in thousands)	June 30, 2013	December 31, 2012

Obligations of U.S. Government sponsored entities	$11,185	$11,860
Mortgage-backed securities – residential, issued by
U.S. Government sponsored entities	3,503	4,590
Total	$14,688	$16,450

The net loss on trading account securities, which reflects mark-to-market adjustments, totaled $270,000 and $385,000 for the second quarter and six months ending June 30, 2013, respectively, and $75,000 and $157,000 for the second quarter and six  months ending June 30, 2012.

The Company pledges securities as collateral for public deposits and other borrowings, and sells securities under agreements to repurchase.  Securities carried of $1.0 billion and $1.0 billion at June 30, 2013 and December 31, 2012, respectively, were either pledged or sold under agreements to repurchase.

6. Loans and Leases
Loans and Leases at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013			December 31, 2012
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$59,722	$0	$59,722	$77,777	$0	$77,777
Commercial and industrial other	497,191	137,423	634,614	446,876	167,427	614,303
Subtotal commercial and industrial	556,913	137,423	694,336	524,653	167,427	692,080
Commercial real estate
Construction	35,418	29,257	64,675	41,605	43,074	84,679
Agriculture	47,947	3,178	51,125	48,309	3,247	51,556
Commercial real estate other	815,323	430,726	1,246,049	722,273	445,359	1,167,632
Subtotal commercial real estate	898,688	463,161	1,361,849	812,187	491,680	1,303,867
Residential real estate
Home equity	161,191	74,396	235,587	159,720	81,657	241,377
Mortgages	632,996	38,037	671,033	573,861	41,618	615,479
Subtotal residential real estate	794,187	112,433	906,620	733,581	123,275	856,856
Consumer and other
Indirect	23,783	12	23,795	26,679	24	26,703
Consumer and other	31,740	1,374	33,114	32,251	1,498	33,749
Subtotal consumer and other	55,523	1,386	56,909	58,930	1,522	60,452
Leases	5,048	0	5,048	4,618	0	4,618
Covered loans	0	31,548	31,548	0	37,600	37,600
Total loans and leases	2,310,359	745,951	3,056,310	2,133,969	821,504	2,955,473
Less: unearned income and deferred costs and fees	(1,127)	0	(1,127)	(863)	0	(863)
Total loans and leases, net of unearned income and deferred costs and fees	$2,309,232	$745,951	$3,055,183	$2,133,106	$821,504	$2,954,610

The outstanding principal balance and the related carrying amount of the Company's loans acquired in the VIST Bank Acquisition are as follows at June 30, 2013 and December 31, 2012:

(in thousands)	June 30, 2013	December 31, 2012
Acquired Credit Impaired Loans
Outstanding principal balance	$107,633	$114,516
Carrying amount	67,690	80,223

Acquired Non-Credit Impaired Loans
Outstanding principal balance	727,763	750,380
Carrying amount	678,261	741,281

Total Acquired Loans
Outstanding principal balance	835,396	864,896
Carrying amount	745,951	821,504

The following tables present changes in accretable yield on loans acquired from VIST Bank that were considered credit impaired.

(in thousands)
Balance at August 1, 2012	$0
VIST Acquisition	10,008
Accretion	(3,836)
Disposals (loans paid in full)	(96)
Reclassifications to/from nonaccretable difference	1,261
Balance at December 31, 2012	$7,337

(in thousands)
Balance at January 1, 2013	$7,337
Accretion	(4,012)
Disposals (loans paid in full)	(76)
Reclassifications to/from nonaccretable difference1	1,780
Other changes in expected cash flows2	4,284
Balance at June 30, 2013	$9,313
1 Results in increased interest income as a prospective yield adjustment over the remaining life of the loans, as well as increased interest income from loan sales, modification and prepayments.
2 Represents changes in cash flows expected to be collected due to factors other than credit (e.g. changes in prepayment assumptions and/or changes in interest rates on variable rate loans).

During the second quarter, we increased our estimate of future cash flows on acquired loans to reflect our current outlook for prepayment speeds on these balances and increases in interest rates on variable rate loans. The decrease in prepayment speed assumptions and increases in interest rate assumptions increased our accretable discount by $4.3 million. This change did not materially impact our current quarter interest income or net interest margin.

At June 30, 2013, acquired loans included $31.5 million of covered loans.  VIST Financial had previously acquired these loans in an FDIC assisted transaction in the fourth quarter of 2010.  In accordance with a loss sharing agreement with the FDIC, certain losses and expenses relating to covered loans may be reimbursed by the FDIC at 70% or, if net losses exceed certain levels specified in the loss sharing agreements, 80%.  See Note 8 – “FDIC Indemnification Asset Related to Covered Loans” for further discussion of the loss sharing agreements and related FDIC indemnification asset.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures.  Management review these policies and procedures on a regular basis.  The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 4 – “Loans and Leases” in the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no significant changes in these policies and guidelines.  As such, these policies are reflective of new originations as well as those balances held at June 30, 2013.  The Company’s Board of Directors approves the lending policies at least annually.  The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines.  Management has also implemented reporting systems to monitor loan origination, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

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

Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if we can reasonably estimate the timing and amount of the expected cash flows on such loans and if the Company expects to fully collect the new carrying value of the loans.  As such, we may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount.  To the extent we cannot reasonably estimate cash flows, interest income recognition is discontinued.  The Company has determined that it can reasonably estimate future cash flows on our acquired loans that are past due 90 days or more and accruing interest and the Company expects to fully collect the carrying value of the loans.

The below table is an age analysis of past due loans, segregated by originated and acquired loan and lease portfolios, and by class of loans, as of June 30, 2013 and December 31, 2012.

June 30, 2013
	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing1	Nonaccrual
(in thousands)
Originated Loans and Leases
Commercial and industrial
Agriculture	$0	$0	$59,722	$59,722	$0	$0
Commercial and industrial other	634	485	496,072	497,191	0	1,193
Subtotal commercial and industrial	634	485	555,794	556,913	0	1,193
Commercial real estate
Construction	422	7,658	27,338	35,418	0	10,083
Agriculture	210	0	47,737	47,947	0	21
Commercial real estate other	3,407	9,215	802,701	815,323	0	11,929
Subtotal commercial real estate	4,039	16,873	877,776	898,688	0	22,033
Residential real estate
Home equity	476	1,535	159,180	161,191	118	1,778
Mortgages	3,873	5,881	623,242	632,996	38	6,684
Subtotal residential real estate	4,349	7,416	782,422	794,187	156	8,462
Consumer and other
Indirect	528	190	23,065	23,783	0	188
Consumer and other	47	0	31,693	31,740	0	224
Subtotal consumer and other	575	190	54,758	55,523	0	412
Leases	0	0	5,048	5,048	0	0
Total loans and leases	9,597	24,964	2,275,798	2,310,359	156	32,100
Less: unearned income and deferred costs and fees	0	0	0	(1,127)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$9,597	$24,964	$2,275,798	$2,309,232	$156	$32,100
Acquired Loans and Leases
Commercial and industrial
Commercial and industrial other	1,088	838	135,497	137,423	838	359
Subtotal commercial and industrial	1,088	838	135,497	137,423	838	359
Commercial real estate
Construction	250	6,017	22,990	29,257	5,857	183
Agriculture	212	0	2,966	3,178	0	0
Commercial real estate other	1,325	5,304	424,097	430,726	3,545	2,823
Subtotal commercial real estate	1,787	11,321	450,053	463,161	9,402	3,006
Residential real estate
Home equity	963	1,881	71,552	74,396	759	1,530
Mortgages	1,749	3,021	33,267	38,037	2,325	2,021
Subtotal residential real estate	2,712	4,902	104,819	112,433	3,084	3,551
Consumer and other
Indirect	0	1	11	12	0	0
Consumer and other	4	0	1,370	1,374	0	0
Subtotal consumer and other	4	1	1,381	1,386	0	0
Covered loans	1,613	3,091	26,844	31,548	3,091	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$7,204	$20,153	$718,594	$745,951	$16,415	$6,916
1 Includes acquired loans that were recorded at fair value at the acquisition date.

December 31, 2012
	30-89 days	90 days or more	Current Loans	Total Loans	90 days and accruing1	Nonaccrual
(in thousands)
Originated loans and leases
Commercial and industrial
Agriculture	$0	$0	$77,777	$77,777	$0	$28
Commercial and industrial other	2,575	509	443,792	446,876	0	748
Subtotal commercial and industrial	2,575	509	521,569	524,653	0	776
Commercial real estate
Construction	91	8,469	33,045	41,605	0	10,306
Agriculture	212	0	48,097	48,309	0	22
Commercial real estate other	1,232	9,541	711,500	722,273	0	13,168
Subtotal commercial real estate	1,535	18,010	792,642	812,187	0	23,496
Residential real estate
Home equity	582	2,348	156,790	159,720	120	1,641
Mortgages	2,303	6,975	564,583	573,861	137	7,182
Subtotal residential real estate	2,885	9,323	721,373	733,581	257	8,823
Consumer and other
Indirect	869	233	25,577	26,679	0	277
Consumer and other	126	0	32,125	32,251	0	16
Subtotal consumer and other	995	233	57,702	58,930	0	293
Leases	0	0	4,618	4,618	0	0
Total loans and leases	7,990	28,075	2,097,904	2,133,969	257	33,388
Less: unearned income and deferred costs and fees	0	0	0	(863)	0	0
Total originated loans and leases, net of unearned income and deferred costs and fees	$7,990	$28,075	$2,097,904	$2,133,106	$257	$33,388
Acquired loans and leases
Commercial and industrial
Commercial and industrial other	13	1,646	165,768	167,427	1,082	564
Subtotal commercial and industrial	13	1,646	165,768	167,427	1,082	564
Commercial real estate
Construction	53	6,607	36,414	43,074	6,419	188
Agriculture	0	0	3,247	3,247	0	0
Commercial real estate other	1,139	5,043	439,177	445,359	3,790	1,330
Subtotal commercial real estate	1,192	11,650	478,838	491,680	10,209	1,518
Residential real estate
Home equity	1,626	1,913	78,118	81,657	865	1,453
Mortgages	1,416	2,968	37,234	41,618	2,282	808
Subtotal residential real estate	3,042	4,881	115,352	123,275	3,147	2,261
Consumer and other
Indirect	0	0	24	24	0	0
Consumer and other	2	9	1,487	1,498	0	9
Subtotal consumer and other	2	9	1,511	1,522	0	9
Covered loans	1,014	4,272	32,314	37,600	4,272	0
Total acquired loans and leases, net of unearned income and deferred costs and fees	$5,263	$22,458	$793,783	$821,504	$18,710	$4,352
1 Includes acquired loans that were recorded at fair value at the acquisition date.

7.  Allowance for Loan and Lease Losses

Originated Loans and Leases
Management reviews the appropriateness of the allowance for loan and lease losses (“allowance”) on a regular basis. Management considers the accounting policy relating to the allowance to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that assumptions could have on the Company’s results of operations. The Company has developed a methodology to measure the amount of estimated loan loss exposure inherent in the loan portfolio to assure that an appropriate allowance is maintained.  The Company’s methodology is based upon guidance provided in SEC Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues and ASC Topic 310, Receivables and ASC Topic 450, Contingencies.

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

Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimates.  Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values.  While management’s evaluation of the allowance as of June 30, 2013, considers the allowance to be appropriate, under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance.

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

The following tables detail activity in the allowance for loan and lease losses segregated by originated and acquired loan and lease portfolios and by portfolio segment for the three and six months ended June 30, 2013 and 2012.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended June 30, 2013
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated
Allowance for credit losses:

Beginning balance	$7,037	$10,644	$5,036	$1,879	$2	$24,598

Charge-offs	(42)	(144)	(147)	(198)	0	(531)
Recoveries	1,282	358	27	113	0	1,780
Provision	(1,322)	(449)	357	401	19	(994)
Ending Balance	$6,955	$10,409	$5,273	$2,195	$21	$24,853

Three months ended June 30, 2013
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired
Allowance for credit losses:

Beginning balance	$0	$63	$0	$0	$0	$63

Charge-offs	(2,906)	(32)	(3)	0	0	(2,941)
Recoveries	0	0	0	0	0	0
Provision	2,970	350	129	34	0	3,483
Ending Balance	$64	$381	$126	$34	$0	$605

Three months ended June 30, 2012
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated
Allowance for credit losses:

Beginning balance	$8,270	$12,314	$4,491	$1,868	$5	$26,948

Charge-offs	(329)	(200)	(614)	(152)	0	(1,295)
Recoveries	46	0	66	89	0	201
Provision	(180)	853	407	(85)	16	1,011
Ending Balance	$7,807	$12,967	$4,350	$1,720	$21	$26,865

There was no allowance for acquired loans and leases as of June 30, 2012.

Six months ended June 30, 2013
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated
Allowance for credit losses:

Beginning balance	$7,533	$10,184	$4,981	$1,940	$5	$24,643

Charge-offs	(432)	(490)	(339)	(462)	0	(1,723)
Recoveries	1,442	436	29	200	0	2,107
Provision	(1,588)	279	602	517	16	(174)
Ending Balance	$6,955	$10,409	$5,273	$2,195	$21	$24,853

Six months ended June 30, 2013
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired
Allowance for credit losses:

Beginning balance	$0	$0	$0	$0	$0	$0

Charge-offs	(2,929)	(32)	(110)	(25)	0	(3,096)
Recoveries	0	0	0	0	0	0
Provision	2,993	413	236	59	0	3,701
Ending Balance	$64	$381	$126	$34	$0	$605

Six months ended June 30, 2012
(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated
Allowance for credit losses:

Beginning balance	$8,936	$12,662	$4,247	$1,709	$39	$27,593

Charge-offs	(581)	(1,169)	(1,023)	(411)	0	(3,184)
Recoveries	65	0	66	189	0	320
Provision	(613)	1,474	1,060	233	(18)	2,136
Ending Balance	$7,807	$12,967	$4,350	$1,720	$21	$26,865

There was no allowance for acquired loans and leases as of June 30, 2012.

At June 30, 2013 and December 31, 2012, the allocation of the allowance for loan and lease losses summarized on the basis of the Company's impairment methodology was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated
June 30, 2013
Individually evaluated for impairment	$234	$0	$0	$0	$0	$234
Collectively evaluated for impairment	6,721	10,409	5,273	2,195	21	24,619
Ending balance	$6,955	$10,409	$5,273	$2,195	$21	$24,853

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired
June 30, 2013
Individually evaluated for impairment	$0	$63	$0	$0	$0	$63
Collectively evaluated for impairment	64	318	126	34	0	542
Ending balance	$64	$381	$126	$34	$0	$605

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated
December 31, 2012
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	7,533	10,184	4,981	1,940	5	24,643
Ending balance	$7,533	$10,184	$4,981	$1,940	$5	$24,643

There was no allowance for acquired loans and leases as of December 31, 2012.

The recorded investment in loans and leases summarized on the basis of the Company's impairment methodology as of June 30, 2013 and December 31, 2012 was as follows:

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated
June 30, 2013
Individually evaluated for impairment	$4,615	$17,742	$447	$0	$0	$22,804
Collectively evaluated for impairment	552,298	880,946	793,740	55,523	5,048	2,287,555
Total	$556,913	$898,688	$794,187	$55,523	$5,048	$2,310,359

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired
June 30, 2013
Individually evaluated for impairment	$1,045	$2,677	$0	$0	$0	$3,722
Loans acquired with deteriorated credit quality	4,386	17,626	14,130	0	31,548	67,690
Collectively evaluated for impairment	131,992	442,858	98,303	1,386	0	674,539
Total	$137,423	$463,161	$112,433	$1,386	$31,548	$745,951

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Finance Leases	Total
Originated
December 31, 2012
Individually evaluated for impairment	$2,771	21,478	$483	$0	$0	$24,732
Collectively evaluated for impairment	521,882	790,709	733,098	58,930	4,618	2,109,237
Total	$524,653	$812,187	$733,581	$58,930	$4,618	$2,133,969

(in thousands)	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer and Other	Covered Loans	Total
Acquired
December 31, 2012
Individually evaluated for impairment	$519	1,816	$0	$0	$0	$2,335
Loans acquired with deteriorated credit quality	7,144	24,032	17,650	0	36,251	85,077
Collectively evaluated for impairment	159,764	465,832	105,625	1,522	1,349	734,092
Total	$167,427	$491,680	$123,275	$1,522	$37,600	$821,504

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

Impaired loans are set forth in the tables below as of June 30, 2013 and December 31, 2012.

	June 30, 2013			December 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$4,381	$6,287	$0	$2,771	$2,891	$0
Commercial real estate
Construction	6,258	11,868	0	6,763	12,373	0
Commercial real estate other	11,484	15,150	0	14,715	16,940	0
Residential real estate
Residential real estate other	447	447	0	483	483	0
Subtotal	$22,570	$33,752	$0	$24,732	$32,687	$0

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	234	415	234	0	0	0
Subtotal	$234	$415	$234	$0	$0	$0
Total	$22,804	$34,167	$234	$24,732	$32,687	$0

	June 30, 2013			December 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	$1,045	$3,896	$0	$519	$519	$0
Commercial real estate
Commercial real estate other	2,468	2,468	0	1,816	1,861	0
Subtotal	$3,513	$6,364	$0	$2,335	$2,380	$0

Acquired loans and leases with related allowance

Commercial real estate
Commercial real estate other	209	209	63	0	0	0
Subtotal	$209	$209	$63	$0	$0	$0
Total	$3,722	$6,573	$63	$2,335	$2,380	$0

There was no allowance for acquired loan and leases at December 31, 2012.

The average recorded investment and interest income recognized on impaired originated loans for the three months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2012
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	4,397	0	2,966	4
Commercial real estate
Construction	6,311	0	11,247	0
Commercial real estate other	15,012	0	10,380	0
Residential real estate
Residential real estate other	447	0	488	0
Subtotal	$26,167	$0	$25,081	$4

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	416	0	4,067	0
Commercial real estate
Commercial real estate other	0	0	1,026	6
Subtotal	$416	$0	$5,093	$6
Total	$26,583	$0	$30,174	$10

The average recorded investment and interest income recognized on impaired acquired loans for the three months ended June 30, 2013 was as follows:

	Three Months Ended
	June 30, 2013
(in thousands)	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	2,517	0
Commercial real estate
Commercial real estate other	2,481	5
Subtotal	$4,998	$5

Acquired loans and leases with related allowance

Commercial real estate
Commercial real estate other	212	0
Subtotal	$212	$0
Total	$5,210	$5
There were no acquired loans and leases at June 30, 2012.

	Six Months Ended		Six Months Ended
	June 30, 2013		June 30, 2012
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Originated loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	5,085	0	3,108	4
Commercial real estate
Construction	6,529	0	13,196	0
Commercial real estate other	13,867	0	10,516	0
Residential real estate
Residential real estate other	447	0	488	0
Subtotal	$25,928	$0	$27,308	$4

Originated loans and leases with related allowance

Commercial and industrial
Commercial and industrial other	417	0	4,110	0
Commercial real estate
Commercial real estate other	0	0	1,049	24
Subtotal	$417	$0	$5,159	$24
Total	$26,345	$0	$32,467	$28

	Six Months Ended
	June 30, 2013
(in thousands)	Average Recorded Investment	Interest Income Recognized
Acquired loans and leases with no related allowance

Commercial and industrial
Commercial and industrial other	3,017	5
Commercial real estate
Commercial real estate other	2,492	31
Residential real estate
Subtotal	$5,509	$36

Acquired loans and leases with related allowance

Commercial and industrial
Commercial real estate
Residential real estate other	214	4
Subtotal	$214	$4
Total	$5,723	$40

There were no acquired loans and leases at June 30, 2012.

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

The following tables present information on loans modified in troubled debt restructuring during the periods indicated.

June 30, 2013	Three months ended
				Defaulted TDRs2
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Commercial and Industrial
Commercial and industrial other1	1	$47	$47	0	$0
Total	1	$47	$47	0	$0
1 Represents the following concessions: extension of term and reduction of rate
2 TDRs that defaulted during the last three months that were restructured in the prior twelve months.

June 30, 2012	Three months ended
				Defaulted TDRs2
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment

Residential Real Estate
Mortgages1	1	62	62	0	0
Total	1	$62	$62	0	$0
1 Represents the following concessions: extension of term and reduction in rate
2 TDRs that defaulted during the last three months that were restructured in the prior twelve months.

June 30, 2013	Six months ended
				Defaulted TDRs3
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Commercial and Industrial
Commercial and industrial other1	2	$139	$139	0	$0
Commercial Real Estate
Commercial real estate other2	3	$371	$371	0	$0
Total	5	$510	$510	0	$0
1 Represents the following concessions: extension of term and reduction in rate
2 Represents the following concessions: extension of term (1 loan: $129,000) and extended term and lowered rate (2 loans: $242,000)
3 TDRs that defaulted during the last six months that were restructured in the prior twelve months.

June 30, 2012	Six months ended
				Defaulted TDRs2
(in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Post-Modification Outstanding Recorded Investment
Residential Real Estate
Mortgages1	1	$62	$62	0	$0
Total	1	$62	$62	0	$0
1 Represents the following concessions: extension of term and reduction in rate
2 TDRs that defaulted during the last six months that were restructured in the prior twelve months.

The following tables present credit quality indicators (internal risk grade) by class of commercial and industrial loans and commercial real estate loans as of June 30, 2013 and December 31, 2012.

June 30, 2013
	Commercial and	Commercial and	Commercial	Commercial	Commercial	Total
	Industrial	Industrial	Real Estate	Real Estate	Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction
Originated Loans and Leases
Internal risk grade:
Pass	$467,831	$57,479	$776,632	$46,021	$22,570	$1,370,533
Special Mention	19,358	299	16,054	798	6,590	43,099
Substandard	10,002	1,944	22,637	1,128	6,258	41,969
Total	$497,191	$59,722	$815,323	$47,947	$35,418	$1,455,601

June 30, 2013
	Commercial and	Commercial and	Commercial	Commercial	Commercial	Total
	Industrial	Industrial	Real Estate	Real Estate	Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction
Acquired Loans and Leases
Internal risk grade:
Pass	$109,404	$0	$386,008	$1,117	$19,676	$516,205
Special Mention	12,509	0	13,306	2,061	1,424	29,300
Substandard	15,510	0	31,412	0	8,157	55,079
Total	$137,423	$0	$430,726	$3,178	$29,257	$600,584

December 31, 2012
	Commercial and	Commercial and	Commercial	Commercial	Commercial	Total
	Industrial	Industrial	Real Estate	Real Estate	Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction
Originated Loans and Leases
Internal risk grade:
Pass	$410,255	$75,456	$677,261	$46,317	$26,126	$1,235,415
Special Mention	25,308	2,055	19,782	692	8,505	56,342
Substandard	11,313	266	25,230	1,300	6,974	45,083
Total	$446,876	$77,777	$722,273	$48,309	$41,605	$1,336,840

December 31, 2012
	Commercial and	Commercial and	Commercial	Commercial	Commercial	Total
	Industrial	Industrial	Real Estate	Real Estate	Real Estate
(in thousands)	Other	Agriculture	Other	Agriculture	Construction
Acquired Loans and Leases
Internal risk grade:
Pass	$139,719	$0	$415,397	$813	$27,590	$583,519
Special Mention	7,717	0	10,112	2,136	5,416	25,381
Substandard	14,991	0	19,850	298	10,068	45,207
Total	$162,427	$0	$445,359	$3,247	$43,074	$654,107

The following tables present credit quality indicators by class of residential real estate loans and by class of consumer loans. Nonperforming loans include nonaccrual, impaired, and loans 90 days past due and accruing interest. All other loans are considered performing as of June 30, 2013 and December 31, 2012. Acquired loans that are 90 days or greater past due and accruing interest are considered performing. Acquired loans that are nonperforming in the below tables represent loans that experienced deteriorating credit quality subsequent to the acquisition date.

June 30, 2013

(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$159,295	$626,274	$23,595	$31,516	$840,680
Nonperforming	1,896	6,722	188	224	9,030
Total	$161,191	$632,996	$23,783	$31,740	$849,710

June 30, 2013
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$72,866	$36,016	$12	$1,374	$110,268
Nonperforming	1,530	2,021	0	0	3,551
Total	$74,396	$38,037	$12	$1,374	$113,819

December 31, 2012

(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Originated Loans and Leases
Performing	$157,959	$566,542	$26,402	$32,235	$783,138
Nonperforming	1,761	7,319	277	16	9,373
Total	$159,720	$573,861	$26,679	$32,251	$792,511

December 31, 2012
(in thousands)	Residential Home Equity	Residential Mortgages	Consumer Indirect	Consumer Other	Total
Acquired Loans and Leases
Performing	$80,204	$40,810	$24	$1,498	$122,536
Nonperforming	1,453	808	0	0	2,261
Total	$81,657	$41,618	$24	$1,498	$124,797

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

Changes in the FDIC indemnification asset during the six months ended June 30, 2013 is shown below.  The Company acquired the FDIC indemnification asset as part of the VIST acquisition on August 1, 2012.

Six months ended June 30, 2013
(in thousands)	06/30/2013

Balance, beginning of the period	$4,385
Discount accretion of the present value at the acquisition date	264
Prospective adjustment for additional cash flows	(115)
Increase due to impairment on covered loans	0
Reimbursements from the FDIC	0
Balance, end of period	$4,534

9. Earnings Per Share

Earnings per share in the table below, for the three and six month periods ending June 30, 2013 and 2012 is calculated under the two-class method as required by ASC Topic 260, Earnings Per Share.  ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The Company has issued restricted stock awards that contain such rights and are therefore considered participating securities.  Basic earnings per common share are calculated by dividing net income allocable to common stock by the weighted average number of common shares, excluding participating securities, during the period.  Diluted earnings per common share includes the dilutive effect of additional potential shares from stock compensations awards.

	Three Months Ended
(in thousands, except share and per share data)	June 30, 2013	June 30, 2012
Basic
Net income available to common shareholders	$11,007	$8,826
Less: dividends and undistributed earnings allocated to unvested restricted stock awards	(112)	(33)
Net earnings allocated to common shareholders	10,895	8,793

Weighted average shares outstanding, including participating securities	14,541,222	12,195,047

Less: average participating securities	(113,384)	(48,425)
Weighted average shares outstanding - Basic	14,427,838	12,146,622

Diluted
Net earnings allocated to common shareholders	10,895	8,793

Weighted average shares outstanding - Basic	14,427,838	12,146,622

Dilutive effect of common stock options or restricted stock awards	69,021	19,795

Weighted average shares outstanding - Diluted	14,496,859	12,166,417

Basic EPS	0.76	0.72
Diluted EPS	0.75	0.72

The dilutive effect of common stock options or restricted awards calculation for the three months ended June 30, 2013 and 2012 excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 341,206 and 776,465 shares, respectively, because the exercise prices were greater than the average market price during these periods.

	Six Months Ended
(in thousands, except share and per share data)	June 30, 2013	June 30, 2012
Basic
Net income available to common shareholders	$22,516	$16,640
Less: dividends and undistributed earnings allocated to unvested restricted stock awards	(147)	(67)
Net earnings allocated to common shareholders	22,369	16,573

Weighted average shares outstanding, including participating securities	14,482,584	11,673,332

Less: average participating securities	(78,190)	(48,607)
Weighted average shares outstanding - Basic	14,404,394	11,624,725

Diluted
Net earnings allocated to common shareholders	22,369	16,573

Weighted average shares outstanding - Basic	14,404,394	11,624,725

Dilutive effect of common stock options or restricted stock awards	67,542	32,046

Weighted average shares outstanding - Diluted	14,471,936	11,656,771

Basic EPS	1.55	1.43
Diluted EPS	1.55	1.42

The dilutive effect of common stock options or restricted awards calculation for the six months ended June 30, 2013 and 2012 excludes stock options, stock appreciation rights and restricted stock awards covering an aggregate of 315,340 and 681,145 shares, respectively, because the exercise prices were greater than the average market price during these periods.

10. Other Comprehensive Income (Loss)

The following table presents reclassifications out of the accumulated other comprehensive income for the three and six month periods ended June 30, 2013 and 2012.

	Three months ended June 30, 2013

	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
(in thousands)
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$(38,033)	$15,209	$(22,824)

Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(75)	30	(45)
Net unrealized losses	(38,108)	15,239	(22,869)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	636	(255)	381
Amortization of net retirement plan prior service cost	14	(6)	8
Amortization of net retirement plan transition liability	13	(5)	8
Employee benefit plans	663	(266)	397
Other comprehensive (loss) income	$(37,445)	$14,973	$(22,472)

	Three months ended June 30, 2012

	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
(in thousands)
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$7,342	$(2,935)	$4,407
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(933)	372	(561)
Reclassification adjustment for credit impairment on available-for-sale securities	65	(26)	39
Net unrealized gains	6,474	(2,589)	3,885

Employee benefit plans:
Amortization of net retirement plan actuarial loss	689	(275)	414
Amortization of net retirement plan prior service cost	18	(7)	11
Amortization of net retirement plan transition liability	17	(7)	10
Employee benefit plans	724	(289)	435
Other comprehensive (loss) income	$7,198	$(2,878)	$4,320

	Six months ended June 30, 2013

	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
(in thousands)
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$(43,496)	$17,394	$(26,102)
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(442)	177	(265)
Net unrealized losses	(43,938)	17,571	(26,367)

Employee benefit plans:
Amortization of net retirement plan actuarial gain	1,291	(517)	774
Amortization of net retirement plan prior service cost	29	(12)	17
Amortization of net retirement plan transition liability	25	(10)	15
Employee benefit plans	1,345	(539)	806
Other comprehensive (loss) income	$(42,593)	$17,032	$(25,561)

	Six months ended June 30, 2012

	Before-Tax Amount	Tax (Expense) Benefit	Net of Tax
(in thousands)
Available-for-sale securities:
Change in net unrealized gain/loss during the period	$6,579	$(2,630)	$3,949
Reclassification adjustment for net realized gain on sale of available-for-sale securities included in net income	(934)	372	(562)
Reclassification adjustment for credit impairment on available-for-sale securities	65	(26)	39
Net unrealized gains	5,710	(2,284)	3,426

Employee benefit plans:
Amortization of net retirement plan actuarial loss	1,162	(465)	697
Amortization of net retirement plan prior service cost	30	(12)	18
Amortization of net retirement plan transition liability	34	(14)	20
Employee benefit plans	1,226	(491)	735
Other comprehensive (loss) income	$6,936	$(2,775)	$4,161

(in thousands)	Available-for-Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive Income
Balance at April 1, 2013	$22,858	$(28,053)	$(5,195)
Other comprehensive (loss) income before reclassifications	(22,824)	0	(22,824)
Amounts reclassified from accumulated other comprehensive (loss) income	(45)	397	352
Net current-period other comprehensive loss (income)	(22,869)	397	(22,472)
Balance at June 30, 2013	$(11)	$(27,656)	$(27,667)

Balance at January 1, 2013	$26,356	$(28,462)	$(2,106)
Other comprehensive (loss) income before reclassifications	(26,102)	0	(26,102)
Amounts reclassified from accumulated other comprehensive (loss) income	(265)	806	541
Net current-period other comprehensive loss (income)	(26,367)	806	(25,561)
Balance at June 30, 2013	$(11)	$(27,656)	$(27,667)

The following table presents the activity in our accumulated other comprehensive income for the periods indicated:

	Available-for-Sale Securities	Employee Benefit Plans	Accumulated Other Comprehensive Income
(in thousands)
Balance at April 1, 2012	$22,758	$(26,595)	$(3,837)
Other comprehensive income (loss) before reclassifications	4,407	0	4,407
Amounts reclassified from accumulated other comprehensive (loss) income	(522)	435	(87)
Net current-period other comprehensive loss (income)	3,885	435	4,320
Balance at June 30, 2012	$26,643	$(26,160)	$483

Balance at January 1, 2012	$23,218	$(26,895)	$(3,677)
Other comprehensive income (loss) before reclassifications	3,949	0	3,949
Amounts reclassified from accumulated other comprehensive (loss) income	(523)	735	212
Net current-period other comprehensive loss (income)	3,426	735	4,161
Balance at June 30, 2012	$26,644	$(26,160)	$484

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the three and six months ended June 30, 2013.

Three months ended June 30, 2013

	Amount Reclassified from Accumulated Other Comprehensive Income1	Affected Line Item in the Statement Where Net Income is Presented
Details about Accumulated other Comprehensive Income Components (in thousands)
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$75	Net gain on securities transactions
	(30)	Tax expense
	45	Net of tax
Employee benefit plans:
Amortization of the following 2
Net retirement plan actuarial loss	(636)
Net retirement plan prior service cost	(14)
Net retirement plan transition liability	(13)
	(663)	Total before tax
	266	Tax benefit
	(397)	Net of tax

Six months ended June 30, 2013

	Amount Reclassified from Accumulated Other Comprehensive Income1	Affected Line Item in the Statement Where Net Income is Presented
Details about Accumulated other Comprehensive Income Components (in thousands)
Available-for-sale securities:
Unrealized gains and losses on available-for-sale securities	$442	Net gain on securities transactions
	(177)	Tax expense
	265	Net of tax
Employee benefit plans:
Amortization of the following 2
Net retirement plan actuarial loss	(1,291)
Net retirement plan prior service cost	(29)
Net retirement plan transition liability	(25)
	(1,345)	Total before tax
	539	Tax benefit
	(806)	Net of tax

1 Amounts in parentheses indicated debits in income statement
2 The accumulated other comprehensive income components are included in the computation of net periodic benefit cost (See Note 11 - "Employee Benefit Plan")

11. Employee Benefit Plan

The following table sets forth the amount of the net periodic benefit cost recognized by the Company for the Company’s pension plan, post-retirement plan (Life and Health), and supplemental employee retirement plans (“SERP”) including the following components:  service cost, interest cost, expected return on plan assets for the period, amortization of the unrecognized transitional obligation or transition asset, and the amounts of recognized gains and losses, prior service cost recognized, and gain or loss recognized due to settlement or curtailment.

Components of Net Periodic Benefit Cost

	Pension Benefits		Life and Health		SERP Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
(in thousands)	06/30/2013	06/30/2012	06/30/2013	06/30/2012	06/30/2013	06/30/2012
Service cost	$685	$736	$81	$51	$130	$100
Interest cost	676	648	87	87	184	177
Expected return on plan assets	(1,010)	(1,066)	0	0	0	0
Amortization of net retirement plan actuarial loss	506	526	20	28	108	127
Amortization of net retirement plan prior service cost (credit)	(31)	(31)	4	4	41	45
Amortization of net retirement plan transition liability	0	0	13	17	0	0
Net periodic benefit cost	$826	$813	$205	$187	$463	$449

Components of Net Period Benefit Cost

	Pension Benefits		Life and Health		SERP Benefits
	Six Months Ended		Six Months Ended		Six Months Ended
(in thousands)	06/30/2013	06/30/2012	06/30/2013	06/30/2012	06/30/2013	06/30/2012
Service cost	$1,458	$1,360	$133	$85	$239	$181
Interest cost	1,344	1,361	172	181	369	358
Expected return on plan assets	(2,005)	(1,889)	0	0	0	0
Amortization of net retirement plan actuarial loss	1,011	941	48	37	230	184
Amortization of net retirement plan prior service cost (credit)	(62)	(62)	8	9	83	83
Amortization of net retirement plan transition liability	0	0	25	33	0	0
Net periodic benefit cost	$1,746	$1,711	$386	$345	$921	$806

The net periodic benefit cost for the Company’s benefit plans are recorded as a component of salaries and benefits in the consolidated statements of income.

The Company realized approximately $806,000 and $735,000, net of tax, as amortization of amounts previously recognized in accumulated other comprehensive income, for the six months ended June 30, 2013 and June 30, 2012.

The Company is not required to contribute to the pension plan in 2013, but it may make voluntary contributions.  The Company did not contribute to the pension plan in the six months ended June 30, 2013.  For the six months ended June 30, 2012, the Company contributed $5.0 million to the pension plan.

12. Stock Plans

Under the Tompkins Financial Corporation 2009 Equity Plan ("2009 Equity Plan"), the Company may grant incentive stock options, non-qualified stock options, stock appreciation rights, shares of restricted stock and restricted stock units covering up to 902,000 common shares to certain officers, employees, and nonemployee directors. Prior to the adoption of the 2009 Equity Plan, the Company had similar stock option plans, which remain in effect solely with respect to unexercised options issued under these plans. The Company granted 168,745 equity awards to its employees in the second quarter of 2013. The Company granted 71,420 incentive stock options in the third quarter of 2012. These options were granted to VIST employees to replace outstanding and vested VIST employee stock options at the time of acquisition. The Company granted 155,725 equity awards to its employees in the third quarter of 2011. The third quarter 2011 awards included 37,725 shares of restricted stock and 118,000 stock appreciation rights. The second quarter of 2013 awards included 106,325 shares of restricted stock and 62,420 stock appreciation rights. The Company's practice is to deliver original issue shares of its common stock upon exercise of equity awards rather than treasury shares.

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

	2013	2012	2011
Weighted per share average fair value at granted date	$9.50	$15.50	$9.26
Risk-free interest rate	0.78%	0.26%	1.28%
Expected dividend yield	4.00%	3.80%	4.10%
Volatility	38.46%	28.34%	39.19%
Expected life (years)	5.50	2.00	6.50

For the three and six months ended June 30, 2013, stock-based compensation expense related to stock options and stock appreciation rights was $150,000 and $375,000, respectively, compared to $246,000 and $554,000, respectively, for the same periods in 2012.

The following table presents the activity related to restricted stock awards for the six months ended June 30, 2013.

	Number of Shares	Weighted Average Exercise Price
Unvested at January 1, 2013	$43,053	$37.89
Granted	106,325	40.60
Forfeited	(619)	38.67
Unvested at June 30, 2013	$148,759	$39.82

For the three and six months ended June 30, 2013, stock-based compensation expense related to restrcited stock awards was $111,000 and $193,000, respectively, compared to $65,000 and $134,000, respectively, for the same periods in 2012.

13. Other Income and Operating Expense

Other income and operating expense totals are presented in the table below. Components of these totals exceeding 1% of the aggregate of total noninterest income and total noninterest expenses for any of the years presented below are stated separately.

	Three Months Ended		Six Months Ended
(in thousands)	06/30/2013	06/30/2012	06/30/2013	06/30/2012
Noninterest Income
Other service charges	$771	$588	$1,609	$1,125
Increase in cash surrender value of corporate owned life insurance	486	391	1,038	817
Net gain on sale of loans	68	150	97	250
Other income	485	641	1,432	842
Total other income	$1,810	$1,770	$4,176	$3,034
Noninterest Expenses
Marketing expense	$1,378	$1,250	$2,542	$2,422
Professional fees	1,411	901	2,765	1,787
Legal fees	529	178	1,121	333
Software licensing and maintenance	1,422	920	2,561	1,868
Cardholder expense	788	539	1,536	1,121
Other expenses	4,799	3,397	9,638	6,767
Total other operating expense	$10,327	$7,185	$20,163	$14,298

14. Financial Guarantees

The Company currently does not issue any guarantees that would require liability recognition or disclosure, other than standby letters of credit. The Company extends standby letters of credit to its customers in the normal course of business. The standby letters of credit are generally short-term. As of June 30, 2013, the Company's maximum potential obligation under standby letters of credit was $67.9 million compared to $68.7 million at December 31, 2012. Management uses the same credit policies to extend standby letters of credit that it uses for on-balance sheet lending decisions and may require collateral to support standby letters of credit based upon its evaluation of the counterparty. Management does not anticipate any significant losses as a result of these transactions, and has determined that the fair value of standby letters of credit is not significant.

15. Segment and Related Information

The Company manages its operations through three reportable business segments in accordance with the standards set forth in FASB ASC 280, "Segment Reporting": (i) banking ("Banking"), (ii) insurance ("Tompkins Insurance Agencies, Inc.") and (iii) wealth management ("Tompkins Financial Advisors" and "VIST Capital Management"). The Company's insurance services and wealth management services, other than trust services and the services offered by VIST Capital Management, are managed separately from the Banking segment.

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

Insurance

The Company provides property and casualty insurance services and employee benefits consulting through Tompkins Insurance Agencies, Inc, a 100% wholly-owned subsidiary of the Company, headquartered in Batavia, New York. Tompkins Insurance is an independent insurance agency, representing many major insurance carriers and provides employee benefit consulting to employers in Western and Central New York, assisting them with their medical, group life insurance and group disability insurance. Recently, through the acquisition of VIST Financial, Tompkins Insurance expanded its operations with the addition of VIST Insurance, a full service insurance agency offering a similar array of insurance products as Tompkins Insurance in southeastern Pennsylvania.

Wealth Management

The Wealth Management segment is generally organized under the Tompkins Financial Advisors brand name and consists of services and products offered through Tompkins Investment Services ("TIS"), a division of Tompkins Trust Company, and TFA Wealth Management. VIST Capital Management provides investment management services to our customers in southeastern Pennsylvania. Tompkins Financial Advisors offers a comprehensive suite of financial services to customers, including trust and estate services, investment management and financial and insurance planning for individuals, corporate executives, small business owners and high net worth individuals. VIST Capital Management, offers a complementary assortment of investment advisory, retirement planning, and brokerage services. Tompkins Financial Advisors has offices in each of the Company's three subsidiary banks located in New York, and VIST Capital Management has offices at VIST Bank.

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

As of and for the three months ended June 30, 2013
(in thousands)			Wealth
	Banking	Insurance	Management	Intercompany	Consolidated
Interest income	$45,911	$2	$49	$(2)	$45,960
Interest expense	6,136	0	0	(2)	6,134
Net interest income	39,775	2	49	0	39,826
Provision for loan and lease losses	2,489	0	0	0	2,489
Noninterest income	5,818	7,229	3,746	(252)	16,541
Noninterest expense	29,602	5,491	2,936	(252)	37,777
Income before income tax expense	13,502	1,740	859	0	16,101
Income tax expense	4,107	665	289	0	5,061
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	9,395	1,075	570	0	11,040
Less: Net income attributable to noncontrolling interests	33	0	0	0	33
Net Income attributable to Tompkins Financial Corporation	$9,362	$1,075	$570	$0	$11,007

Depreciation and amortization	$1,359	$53	$34	$0	$1,446
Assets	4,892,300	35,356	12,857	(8,630)	4,931,883
Goodwill	64,500	19,559	8,081	0	92,140
Other intangibles, net	11,450	5,313	637	0	17,400
Net loans and leases	3,029,725	0	0	0	3,029,725
Deposits	3,921,307	0	0	(8,397)	3,912,910
Total Equity	395,147	25,698	11,049	0	431,894

As of and for the three months ended June 30, 2012
(in thousands)			Wealth
	Banking	Insurance	Management	Intercompany	Consolidated
Interest income	$33,475	$2	$66	$(2)	$33,541
Interest expense	5,433	0	0	(2)	5,431
Net interest income	28,042	2	66	0	28,110
Provision for loan and lease losses	1,011	0	0	0	1,011
Noninterest income	5,773	3,588	3,730	(325)	12,766
Noninterest expense	21,329	2,729	3,122	(325)	26,855
Income before income tax expense	11,475	861	674	0	13,010
Income tax expense	3,597	341	213	0	4,151
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	7,878	520	461	0	8,859
Less: Net income attributable to noncontrolling interests	33	0	0	0	33
Net Income attributable to Tompkins Financial Corporation	$7,845	$520	$461	$0	$8,826

Depreciation and amortization	$1,130	$41	$36	$0	$1,207
Assets	3,455,487	19,445	11,425	(3,688)	3,482,669
Goodwill	23,600	13,279	8,012	0	44,891
Other intangibles, net	2,232	1,068	461	0	3,761
Net loans and leases	1,992,816	0	0	0	1,992,816
Deposits	2,768,691	0	0	(3,598)	2,765,093
Total Equity	330,961	14,016	8,723	0	353,700

For the six months ended June 30, 2013
(in thousands)			Wealth
	Banking	Insurance	Management	Intercompany	Consolidated
Interest income	$90,312	$4	$104	$(3)	$90,417
Interest expense	12,388	0	0	(3)	12,385
Net interest income	77,924	4	104	0	78,032
Provision for loan and lease losses	3,527	0	0	0	3,527
Noninterest income	12,455	14,294	7,936	(754)	33,931
Noninterest expense1	59,009	11,057	5,986	(754)	75,298
Income before income tax expense	27,843	3,241	2,054	0	33,138
Income tax expense	8,574	1,290	693	0	10,557
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	19,269	1,951	1,361	0	22,581
Less: Net income attributable to noncontrolling interests	65	0	0	0	65
Net Income attributable to Tompkins Financial Corporation	$19,204	$1,951	$1,361	$0	$22,516

Depreciation and amortization	$2,711	$109	$70	$0	$2,890

For the six months ended June 30, 2012
(in thousands)			Wealth
	Banking	Insurance	Management	Intercompany	Consolidated
Interest income	$66,545	$4	$124	$(4)	$66,669
Interest expense	11,122	0	0	(4)	11,118
Net interest income	55,423	4	124	0	55,551
Provision for loan and lease losses	2,136	0	0	0	2,136
Noninterest income	10,614	7,081	7,418	(685)	24,428
Noninterest expense	42,019	5,518	6,374	(685)	53,226
Income before income tax expense	21,882	1,567	1,168	0	24,617
Income tax expense	6,929	618	365	0	7,912
Net Income attributable to noncontrolling interests and Tompkins Financial Corporation	14,953	949	803	0	16,705
Less: Net income attributable to noncontrolling interests	65	0	0	0	65
Net Income attributable to Tompkins Financial Corporation	$14,888	$949	$803	$0	$16,640

Depreciation and amortization	$2,260	$84	$72	$0	$2,416

16. Fair Value

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, segregated by the level of valuation inputs within the fair value hierarchy used to measure fair value.

Recurring Fair Value Measurements
June 30, 2013
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$11,185	$11,185	$0	$0
Mortgage-backed securities – residential U.S. Government sponsored entities	3,503	3,503	0	0
Available-for-sale securities
Obligations of U.S. Government sponsored entities	588,311	0	588,311	0
Obligations of U.S. states and political subdivisions	73,951	0	73,951	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	144,293	0	144,293	0
U.S. Government sponsored entities	620,578	0	620,578	0
Non-U.S. Government agencies or sponsored entities	394	0	394	0
U.S. corporate debt securities	4,945	0	4,945	0
Equity securities	1,982	0	0	1,982

Borrowings
Other borrowings	11,424	0	11,424	0

The change in the fair value of the $1.9 million of available-for-sale securities valued using significant unobservable inputs (level 3), between January 1, 2013 and June 30, 2013 was immaterial.

Recurring Fair Value Measurements
December 31, 2012
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Trading securities
Obligations of U.S. Government sponsored entities	$11,860	$11,860	$0	$0
Mortgage-backed securities – residential U.S. Government sponsored entities	4,590	4,590	0	0
Available-for-sale securities
U.S. Treasury securities	1,004	1,004	0	0
Obligations of U.S. Government sponsored entities	593,778	0	593,778	0
Obligations of U.S. states and political subdivisions	79,056	0	79,056	0
Mortgage-backed securities – residential, issued by:
U.S. Government agencies	167,667	0	167,667	0
U.S. Government sponsored entities	540,355	0	540,355	0
Non-U.S. Government agencies or sponsored entities	4,354	0	4,354	0
U.S. corporate debt securities	5,083	0	5,083	0
Equity securities	2,043	0	985	1,058

Borrowings
Other borrowings	11,847	0	11,847	0

The change in the fair value of the $1.0 million of available-for-sale securities valued using significant unobservable inputs (level 3), between January 1, 2012 and December 31, 2012 was immaterial.

There were no transfers between Levels 1, 2 and 3 for the three months ended June 30, 2013.

The Company determines fair value for its trading securities using independently quoted market prices. The Company determines fair value for its available-for-sale securities using an independent bond pricing service for identical assets or very similar securities. The Company has reviewed the pricing sources and finds them to be fairly stated.

Fair values of borrowings are estimated using Level 2 inputs based upon observable market data. The Company determines fair value for its borrowings using a discounted cash flow technique based upon expected cash flows and current spreads on FHLB advances with the same structure and terms. The Company also receives pricing information from third parties, including the FHLB. The pricing obtained is considered representative of the transfer price if the liabilities were assumed by a third party. The Company's potential credit risk did not have a material impact on the quoted settlement prices used in measuring the fair value of the FHLB borrowings at June 30, 2013.

Certain assets are measured at fair value on a nonrecurring basis. For the Company, these include loans held for sale, collateral dependent impaired loans, and other real estate owned ("OREO"). During the second quarter of 2013, certain collateral dependent impaired loans were remeasured and reported at fair value through a specific valuation allowance and/or partial charge-offs for loan and lease losses based upon the fair value of the underlying collateral. Collateral values are estimated using Level 2 inputs based upon observable market data. In addition to collateral dependent impaired loans, certain other real estate owned were remeasured and reported at fair value based upon the fair value of the underlying collateral. The fair values of other real estate owned are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. In general, the fair values of other real estate owned are based upon appraisals, with discounts made to reflect estimated costs to sell the real estate. Upon initial recognition, fair value write-downs on other real estate owned are taken through a charge-off to the allowance for loan and lease losses. Subsequent fair value write-downs on other real estate owned are reported in other noninterest expense.

Non-Recurring Fair Value Measurements
Three months ended June 30, 2013
					Total gain (loss)
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans1	$1,034	$0	$1,034	$0	$0
Other real estate owned2	1,331	0	1,331	0	(61)

1 Collateral-dependent impaired loans held at June 30, 2013 that had write-downs in fair value or whose specific reserve changed during the second quarter 2013.
2 There were nine OREO properties held at June 30, 2013 that had a change in fair value measurements for the second quarter of 2013.

Non-Recurring Fair Value Measurements
Three months ended June 30, 2012
					Total gain (loss)
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans1	$7,789	$0	$7,789	$0	$0
Other real estate owned2	2,163	0	2,163	0	(222)

1 Collateral-dependent impaired loans held at June 30, 2012 that had write-downs in fair value or whose specific reserve changed during the second quarter 2012.
2 There were two OREO properties held at June 30, 2012 that had a change in fair value measurements for the second quarter of 2012.

Non-Recurring Fair Value Measurements
Six months ended June 30, 2013
					Total gain (loss)
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans1	$4,994	$0	$4,994	$0	$0
Other real estate owned2	2,452	0	2,452	0	(190)

1 Collateral-dependent impaired loans held at June 30, 2013 that had write-downs in fair value or whose specific reserve changed during the six months ended 2013.
2 There were twenty two OREO properties held at June 30, 2013 that had a change in fair value measurements for the six months ended 2013.

Non-Recurring Fair Value Measurements
Six months ended June 30, 2012
					Total gain (loss)
(In thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
Collateral dependent impaired loans1	$9,134	$0	$9,134	$0	$0
Other real estate owned2	2,163	0	2,163	0	(222)

1 Collateral-dependent impaired loans held at June 30, 2012 that had write-downs in fair value or whose specific reserve changed during the six months ended 2012.
2 There were five OREO properties held at June 30, 2012 that had a change in fair value measurements for the six months ended 2012.

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at June 30, 2013 and December 31, 2012. The carrying amounts shown in the table are included in the Consolidated Statements of Condition under the indicated captions.

The fair value estimates, methods and assumptions set forth below for the Company's financial instruments, including those financial instruments carried at cost, are made solely to comply with disclosures required by generally accepted accounting principles in the United States and do not always incorporate the exit-price concept of fair value prescribed by ASC Topic 820-10 and should be read in conjunction with the financial statements and notes included in this Report.

Estimated Fair Value of Financial Instruments
June 30, 2013
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$66,543	$66,543	$66,543	$0	$0
Securities - held to maturity	20,173	21,129	0	21,129	0
FHLB and FRB stock	26,039	26,039	0	26,039	0
Accrued interest receivable	17,031	17,031	0	17,031	0
Loans/leases, net1	3,029,725	3,035,038	0	4,994	3,030,044

Financial Liabilities:

Time deposits	$937,775	$943,732	$0	$943,732	$0
Other deposits	2,975,135	2,975,135	0	2,975,135	0
Fed funds purchased and securities sold under agreements to repurchase	171,498	178,320	0	178,320	0
Other borrowings	287,674	294,897	0	294,897	0
Accrued interest payable	2,915	2,915	0	2,915	0
Trust preferred debentures	43,703	47,879	0	47,879	0

Estimated Fair Value of Financial Instruments
December 31, 2012
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:

Cash and cash equivalents	$118,930	$118,930	$118,930	$0	$0
Securities - held to maturity	24,062	25,163	0	25,163	0
FHLB and FRB stock	19,388	19,388	0	19,388	0
Accrued interest receivable	17,516	17,516	0	17,516	0
Loans/leases, net1	2,929,967	3,047,833	0	9,134	3,038,699

Financial Liabilities:

Time deposits	$973,883	$984,435	$0	$984,435	$0
Other deposits	2,976,286	2,976,286	0	2,976,286	0
Fed funds purchased and securities sold under agreements to repurchase	213,973	222,873	0	222,873	0
Other borrowings	100,001	111,203	0	111,203	0
Accrued interest payable	3,067	3,067	0	3,067	0
Trust preferred debentures	43,668	49,421	0	49,421	0
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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS

Corporate Overview and Strategic Initiatives
Tompkins Financial Corporation ("Tompkins" or the "Company") is a registered financial holding company incorporated in 1995 under the laws of the State of New York and its common stock is listed on the NYSE MKT LLC (Symbol: TMP). Tompkins is headquartered at The Commons, Ithaca, New York. The Company is a locally-oriented, community-based financial services organization that offers a full array of financial products and services, including commercial and consumer banking, leasing, trust and investment services, financial planning and wealth management, insurance and brokerage services. At June 30, 2013, Tompkins subsidiaries included: four wholly-owned community banking subsidiaries, Tompkins Trust Company (the "Trust Company"), The Bank of Castile, Mahopac National Bank and VIST Bank; a wholly-owned registered investment advisor subsidiary, TFA Wealth Management, Inc. ("TFA Wealth Management"), previously known as AM&M Financial Services, Inc.; and a wholly-owned insurance agency subsidiary, Tompkins Insurance Agencies, Inc. ("Tompkins Insurance"). TFA Wealth Management and the trust division of the Trust Company provide a full suite of investment services under the Tompkins Financial Advisors brand, including investment management, trust and estate, financial and tax planning as well as life, disability and long term care insurance services. VIST Bank, through its VIST Capital Management brand provides investment advisory, retirement planning solutions, and brokerage services to our customers in southeastern Pennsylvania. Unless the context otherwise requires, the term "Company" refers collectively to Tompkins Financial Corporation and its subsidiaries.

The Company's strategic initiatives include diversification within its markets, growth of its fee-based businesses, and growth internally and through acquisitions of financial institutions, branches, and financial services businesses. As such, the Company from time to time considers acquiring banks, thrift institutions, branch offices of banks or thrift institutions, or other businesses within markets currently served by the Company or in other locations that would complement the Company's business or its geographic reach. The Company generally targets merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services. The Company has pursued acquisition opportunities in the past, and continues to review new opportunities.

In the second quarter of 2012, the Company completed a capital raise through a registered public offering of shares of its common stock. The Company believes that this capital raise helped position the Company for future growth, including its recently completed acquisition of VIST Financial Corp. ("VIST Financial"), described below. After transaction costs, net proceeds from the capital raise were approximately $38.0 million, and resulted in the issuance of 1,006,250 shares of Tompkins common stock on April 3, 2012.

Recent Acquisitions
On August 1, 2012, Tompkins completed its acquisition of VIST Financial, a financial holding company headquartered in Wyomissing, Pennsylvania, and parent to VIST Bank, VIST Insurance, LLC ("VIST Insurance"), and VIST Capital Management, LLC. On the acquisition date, VIST Financial had $1.4 billion in total assets, $889.3 million in loans, and $1.2 billion in deposits. Following its merger with a wholly-owned subsidiary of Tompkins, VIST Financial was merged into Tompkins. VIST Bank, a Pennsylvania state-chartered commercial bank, became a wholly-owned subsidiary of Tompkins and will continue to operate as a separate subsidiary bank of Tompkins. VIST Insurance was merged into Tompkins Insurance Agencies, Inc., and the VIST Capital Management, LLC business was moved to VIST Bank under the brand name "VIST Capital Management." The acquisition expands the Company's presence into the southeastern region of Pennsylvania.

The VIST acquisition was a stock transaction. Under the terms of the merger agreement, each share of VIST Financial common stock was cancelled and converted into the right to receive 0.3127 shares of Tompkins common stock, with any fractional share entitlement paid in cash, resulting in the Company issuing 2,093,689 shares at a fair value of $82.2 million. The Company also paid $1.2 million to retire outstanding VIST Financial employee stock options; while other VIST Financial employee stock options were converted into options to purchase Tompkins' common stock, with an aggregate fair value of $1.1 million, as of the acquisition date. In addition, immediately prior to the completion of the merger, Tompkins purchased from the United States Department of the Treasury the issued and outstanding shares of VIST Financial Fixed Rate Cumulative Perpetual Preferred Stock, Series A, as well as the warrant to purchase shares of VIST Financial common stock issued in connection with the issuance of the preferred stock (the "TARP Purchase") plus the accrued and unpaid dividends therein, for an aggregate purchase price of $26.5 million. The securities purchased in the TARP Purchase were cancelled in connection with the consummation of the VIST Acquisition.

The VIST Acquisition was accounted for under the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair values as of acquisition date. VIST Financial's assets and liabilities were recorded at their preliminary estimated fair values as of August 1, 2012, the acquisition date, and VIST Financial's results of operations have been included in the Company's Consolidated Statements of Income since that date.

Business Segments
The Company has identified three business segments, banking, insurance and wealth management. Insurance services activities include the results of the Company's property and casualty insurance services and employee benefits consulting operations. Wealth management activities include the results of the Company's trust, financial planning, wealth management services and risk management operations. All other activities are considered banking. Information about the Company's business segments is included in Note 13 "Segment and Related Information," in the Notes to Unaudited Consolidated Financial Statements contained in Part I of this Quarterly Report on Form 10-Q.

Business Overview
Banking services consist primarily of attracting deposits from the areas served by the Company's banking offices and using those deposits to originate a variety of commercial loans, consumer loans, real estate loans (including commercial loans collateralized by real estate), and leases. The Company's lending function is managed within the guidelines of a comprehensive Board-approved lending policy. Reporting systems are in place to provide management with ongoing information related to loan production, loan quality, and concentrations of credit, loan delinquencies, and nonperforming and potential problem loans.

The Company may sell residential real estate loans in the secondary market based on interest rate considerations. These residential real estate loans are generally sold without recourse and in accordance with standard secondary market loan sale agreements. The Company primarily sells loans to the Federal Home Loan Mortgage Corporation, and retains servicing rights on the sold loans. These residential real estate loans are subject to normal representations and warranties, including representations and warranties related to gross fraud and incompetence. The Company has not had to repurchase any loans as a result of these representations and warranties. The Company reviews the risks in residential real estate lending related to representations and warranties, title issues, and servicing. The Company determined that these risks are immaterial and do not require any reserves on the Company's statements of condition.

The Company's principal expenses are interest on deposits, interest on borrowings, and operating and general administrative expenses, as well as provisions for loan and lease losses. Funding sources, other than deposits, include borrowings, securities sold under agreements to repurchase, and cash flow from lending and investing activities.

Wealth management consists of providing trust, financial planning, wealth management services and risk management operations to individuals and businesses in the Company's market areas. In 2010, the Company unified the branding of its trust and investment services businesses and began marketing these services under the name "Tompkins Financial Advisors". Tompkins Financial Advisors has office locations at all three of the Company's subsidiary banks in New York, and VIST Capital Management has offices at VIST bank.

Insurance services provide property and casualty insurance services, employee benefit consulting, and life, long-term care and disability insurance. Tompkins Insurance is headquartered in Batavia, New York. Over the past twelve years, Tompkins Insurance has acquired smaller insurance agencies in the market areas serviced by the Company's banking subsidiaries and successfully consolidated them into Tompkins Insurance. As part of the Company's August 1, 2012 acquisition of VIST Financial, VIST Insurance was merged with and into Tompkins Insurance and is expected to nearly double annual insurance revenues. Tompkins Insurance offers services to customers of the Company's banking subsidiaries by sharing offices with The Bank of Castile, Trust Company, and VIST Bank. In addition to these shared offices, Tompkins Insurance has five stand-alone offices in Western New York and two stand-alone offices in Tompkins County, New York and one stand-alone office in Montgomery County, Pennsylvania.

Competition
Competition for commercial banking and other financial services is strong in the Company's market areas. In one or more aspects of its businesses, the Company's subsidiaries compete with other commercial banks, savings and loan associations, credit unions, finance companies, Internet-based financial services companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Some of these competitors have substantially greater resources and lending capabilities and may offer service that the Company does not currently provide. In addition, may of the Company's non-ban competitors are not subject to the same extensive Federal regulations that govern financial holding companies and Federally-insured banks.

Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality and scope of the services rendered the convenience of facilities and, in the case of the loans to commercial borrowers, relative lending limits. Management believes that a community based financial organization is better positioned to establish personalized financial relationships with both commercial customers and individual households. The Company's community commitment and involvement in its primary market areas, as well as its commitment to quality and personalized financial services, are factors that contribute to the Company's competitiveness. Management believes that each of the Company's subsidiary banks can compete successfully in its primary market areas by making prudent lending decisions quickly and more efficiently than its competitors, without compromising asset quality or profitability, although no assurances can be given that such factors will assure success.

Regulation
Banking, insurance services and wealth management are highly regulated. As a financial holding company with four community banks, a registered investment advisor, and an insurance agency subsidiary, the Company and its subsidiaries are subject to examination and regulation by the Federal Reserve Board ("FRB"), Securities and Exchange Commission ("SEC"), the Federal Deposit Insurance Corporation ("FDIC"), the Office of the Comptroller of the Currency ("OCC"), the New York State Department of Financial Services, Pennsylvania Department of Banking and Securities, Financial Industry Regulatory Authority, and the Pennsylvania Insurance Department.

Other Factors Affecting Performance
Other external factors affecting the Company's operating results are market rates of interest, the condition of financial markets, and both national and regional economic conditions. The low market interest rates continue to put pressure on the Company's net interest margin. The Company has offset some of this pressure with strategic deposit pricing and growth in average earning assets. Weak economic conditions beginning in 2008 contributed to increases in the Company's past due loans and leases, nonperforming assets, and net loan and lease losses, as well as decreases in certain fee-based products and services. The Company has seen some signs of improving economic conditions within the market areas in which it operates, which have contributed to improvement in its credit quality metrics in recent quarters including decreases in the level of internally classified assets and nonperforming assets. With the strength of the economic recovery uncertain, there is no assurance that these conditions may not adversely affect the credit quality of the Company's loans and leases, results of operations, and financial condition going forward. Refer to the section captioned "Financial Condition- Allowance for Loan and Lease Losses" below for further details on asset quality.

OTHER IMPORTANT INFORMATION
The following discussion is intended to provide an understanding of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2013. It should be read in conjunction with the Company's Audited Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, and the Unaudited Consolidated Financial Statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

Forward-Looking Statements
The Company is making this statement in order to satisfy the "Safe Harbor" provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Such forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to certain uncertainties and factors relating to the Company's operations and economic environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed and/or implied by such forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: changes in general economic, market and regulatory conditions; the development of an interest rate environment that may adversely affect the Company's interest rate spread, other income or cash flow anticipated from the Company's operations, investment and/or lending activities; changes in laws and regulations affecting banks, insurance companies, bank holding companies and/or financial holding companies, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and Basel III; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; governmental and public policy changes, including environmental regulation; protection and validity of intellectual property rights; reliance on large customers; financial resources in the amounts, at the times and on the terms required to support the Company's future businesses, and other factors discussed elsewhere in this Quarterly Report on Form 10-Q and in other reports we file with the SEC, in particular the "Risk Factors" discussed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2012. In addition, such forward-looking statements could be affected by general industry and market conditions and growth rates, general economic and political conditions, including interest rate and currency exchange rate fluctuations, and other factors.

Critical Accounting Policies
The accounting and reporting policies followed by the Company conform, in all material respects, to accounting principles generally accepted in the United States and to general practices within the financial services industry. In the course of normal business activity, management must select and apply many accounting policies and methodologies and make estimates and assumptions that lead to the financial results presented in the Company's consolidated financial statements and accompanying notes. There are uncertainties inherent in making these estimates and assumptions, which could materially affect the Company's results of operations and financial position.

Management considers accounting estimates to be critical to reported financial results if (i) the accounting estimates require management to make assumptions about matters that are highly uncertain, and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the Company's financial statements. Management considers the accounting policies relating to the allowance for loan and lease losses ("allowance"), pension and postretirement benefits, the review of the securities portfolio for other-than-temporary impairment, and acquired loans to be critical accounting policies because of the uncertainty and subjectivity involved in these policies and the material effect that estimates related to these areas can have on the Company's results of operations.

For additional information on critical accounting policies and to gain a greater understanding of how the Company's financial performance is reported, refer to Note 1 – "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements, and the section captioned "Critical Accounting Policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in the Company's application of critical accounting policies since December 31, 2012. Refer to Note 3 – "Accounting Standards Updates" in the Notes to Unaudited Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q for a discussion of recent accounting updates.

In this Report there are comparisons of the Company's performance to that of a peer group. Unless otherwise stated, this peer group is comprised of the group of 89 domestic bank holding companies with $3 billion to $10 billion in total assets as defined in the Federal Reserve's "Bank Holding Company Performance Report" for March 31, 2013 (most recent report available).

OVERVIEW

Net income for the second quarter was $11.0 million, or $0.75 diluted earnings per share, compared to $8.8 million, or $0.72 diluted earnings per share for the same period in 2012. Net income for the first six months of 2013 was $22.5 million, or $1.55 diluted earnings per share, compared to $16.6 million or $1.42 diluted earnings per share in the first six months of 2012. Net income for the first six months of 2013 and 2012 was reduced by after-tax merger expense of $140,000 and $778,000, respectively. Comparisons of the Statements of Income and Statement of Condition to the same periods last year are impacted by the acquisition of VIST Financial Corporation on August 1, 2012.

Return on average assets ("ROA") for the quarter and six months ended June 30, 2013 were 0.89% and 0.92%, respectively, compared to 1.00% for the quarter and 0.96% for the six months ended June 30, 2012. Return on average shareholders' equity ("ROE") for the second quarter and first six months of 2013 were 9.87% and 10.20%, respectively, compared to 10.17% and 10.26%, respectively, for the same period in 2012. Tompkins' second quarter ROA and ROE compare to the most recent peer average ratios of 0.95% and 8.43%, respectively, published, published as of March 31, 2013 by the Federal Reserve, ranking Tompkins' ROA in the 48th percentile and ROE in the 71st percentile of the peer group.

The Company's operating (Non-GAAP) net income for the second quarter was $10.9 million, or $0.75 diluted per share, compared to $9.3 million, or $0.76 diluted per share for the second quarter of 2012. The Company's (Non-GAAP) operating net income was $22.5 million, or $1.56 diluted per share for the six months ended June 30, 2013 compared to $17.1 million or $1.47 diluted per share for the same period in 2012. Operating (Non-GAAP) income excludes after-tax merger and acquisition integration expense of $22,000 and $703,000 for the three months ended June 30, 2013 and 2012, respectively and $142,000 and $778,000 for the six months ended June 30, 2013 and 2013, respectively.

The second quarter of 2013 included an adjustment of $165,000 to goodwill due to the final income tax return related to the VIST acquisition.

	Three months ended		Six months ended
	06/30/2013	06/30/2012	06/30/2013	06/30/2012

Net income attributable to Tompkins Financial Corporation	$11,007	$8,826	$22,516	$16,640
Less: dividends and undistributed earnings allocated to unvested stock awards	(112)	(33)	(147)	(67)
Net income available to common shareholders (GAAP)	10,895	8,793	22,369	16,573

Diluted earnings per share (GAAP)	0.75	0.72	1.55	1.42

Adjustments for non-operating income and expense, net of tax:
Reversal of VISA Covered Litigation accrual	0	(243)	0	(243)
Merger and acquisition integration related expenses	22	703	140	778
Total adjustments, net of tax	22	460	140	535

Net operating income available to common shareholders (Non-GAAP)	$10,917	$9,253	$22,509	$17,108
Adjusted diluted earnings per share (Non-GAAP)	0.75	0.76	1.56	1.47

	Three months ended		Six months ended
	06/30/2013	06/30/2012	06/30/2013	06/30/2012

Net income attributalbe to Tompkins Financial Corporation	$11,007	$8,826	$22,516	$16,640

Adjustments for non-operating income and expense, net of tax:
Reversal of VISA Covered Litigation accrual	0	(243)	0	(243)
Merger and acquisition integration related expenses	22	703	140	778
Total adjustments, net of tax	22	460	140	535

Net operating income (Non-GAAP)	11,029	9,286	22,656	17,175
Amortization of intangibles, net of tax	328	74	662	154
Adjusted net operating income (Non-GAAP)	11,357	9,360	23,318	17,329

Average total shareholders' equity	447,088	349,021	445,192	326,283
Average goodwill and intangibles	110,037	48,665	110,361	48,294
Average shareholders' tangible equity (Non-GAAP)	337,051	300,356	334,831	277,989

Adjusted operating return on average shareholders' tangible equity (annualized) (Non-GAAP)	13.48%	12.47%	13.93%	12.47%
	Three months ended		Six months ended
	06/30/2013	06/30/2012	06/30/2013	06/30/2012

Adjusted net operating income (Non-GAAP)	$11,357	$9,360	$23,318	$17,329

Average total assets	4,965,895	3,539,170	4,932,993	3,502,044
Average goodwill and intangibles	110,037	48,665	110,361	48,294
Average tangible assets	4,855,858	3,490,505	4,822,632	3,453,750

Adjusted operating return on average shareholders' tangible assets (annualized)	0.94%	1.06%	0.97%	1.00%

Segment Reporting
The Company operates in three business segments, banking, insurance and wealth management. Insurance is comprised of property and casualty insurance services and employee benefit consulting operated under the Tompkins Insurance Agencies, Inc subsidiary. Wealth management activities include the results of the Company's trust, financial planning, and wealth management services, and risk management operations organized under the Tompkins Financial Advisors brand. All other activities are considered banking.

Banking Segment
The banking segment reported net income of $9.4 million for the second quarter of 2013, up $1.5 million or 19.3% from net income of $7.8 million for the same period in 2012. For the six months ended June 30, 2013, the banking segment reported net income of $19.2 million, up $4.3 million or 29.0% from 2012. The acquisition of VIST Bank contributed to the increases over prior periods measured.

Net interest income of $39.8 million for the second quarter and $77.9 for the six month period ended June 30, 2013 was up 41.8% and 40.6%, respectively over the same periods in 2012. Growth in average earning assets and lower funding costs more than offset the lower asset yields and contributed to favorable year-over-year comparisons. The net interest margin for the six months ended June 30, 2013 was 3.59% compared to 3.51% for the same period prior year.

The provision for loan and lease losses totaled $2.5 million for the three months ended June 30, 2013 and $1.0 million for the same period in 2012. For the six month period ended June 30, 2013, provision expense increased $1.4 million compared to the same period last year. The increase in provision expense was mainly in the acquired loan portfolio and was mainly related to one large commercial relationship that was partially charged off during the quarter.

Noninterest income for the three months ended June 30, 2013 of $5.8 million was flat compared to the same period in 2012. For the first six months of 2013, noninterest income of $12.5 million was up $1.8 million or 17.3%. The main drivers behind the increase were service charges on deposit accounts up ($554,000), card services income up ($579,000), income from a Small Business Investment Company "SBIC" up ($294,000), and mark-to-market gains on liabilities held at fair value up ($258,000). These increases were driven mainly from the VIST acquisition. Partially offsetting these items were lower net gains on the sale of securities down ($493,000) and mark-to-market losses on trading securities down ($195,000) both due to market conditions.

Noninterest expenses for the quarter ended June 30, 2013 were up $8.3 million or 38.8% from the same period in 2012. For the six months period ended June 30, 2013, noninterest expense increased $17.0 million or 40.4%. Most expense categories increased over the same period last year, reflecting the operational costs of a larger organization with the inclusion of VIST Bank.

Insurance Segment
The insurance segment reported net income of $1.1 million for the three months ended June 30, 2013, up $555,000 or 106.7% from the second quarter of 2012. For the six months ended June 30, 2013, net income was up $1.0 million or 105.6% from the same period of 2012. Noninterest income for the second quarter of 2013 was up $3.6 million or 101.5% and up $7.2 million for the six months ended June 30, 2013 compared to the same periods in 2012. Commercial and personal insurance lines; in addition to, life and health insurance commissions experienced the most growth in revenues for both periods in 2013 compared to the same periods last year. Noninterest expenses for the three months ended June 30, 2013, were up $2.8 million or 101.2% compared to the second quarter of 2012. For the six months ending June 30, 2013 noninterest expenses increased $5.5 million or 100.4% over the previous year. Salaries and benefits costs were the largest contributors to the increase in noninterest expense compared to the same periods last year. Increases in noninterest income and noninterest expense were mainly attributed to the addition of VIST Insurance pursuant to the VIST Financial acquisition. The operating results of VIST Insurance have been consolidated into the operating results of Tompkins Insurance Agencies, Inc.

Wealth Management Segment
The wealth management segment reported net income of $570,000 for the three months ended June 30, 2013, up $109,000 or 23.6% compared to the second quarter of 2012 and increased $558,000 or 69.5% for the first six months of 2013 compared to the same period in 2012. Noninterest income for the second quarter of 2013 was flat compared to the prior year and for the six month period ended June 30, 2013 was up $518,000 or 7.0% over the same six month period of the prior year. The increase in noninterest income compared to the first six months of 2012 is mainly a result of an increase in investment management and brokerage income which benefited from the growth in assets under management and improved market conditions. Noninterest expenses for the three months and six months ended June 30, 2013, were down $186,000 or 6.0% and $388,000 or 6.1% compared to the same periods of 2012 due to lower marketing and external broker commission payouts. The 2013 results include VIST Capital Management, which was acquired as part of the VIST Financial acquisition.

Average Consolidated Statements of Condition and Net Interest Analysis (Unaudited)

	Quarter Ended			Year to Date Period Ended			Year to Date Period Ended
	June 30, 2013			June 30, 2013			June 30, 2012
	Average			Average			Average
	Balance		Average	Balance		Average	Balance		Average
(Dollar amounts in thousands)	(QTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate	(YTD)	Interest	Yield/Rate
ASSETS
Interest-earning assets
Interest-bearing balances due from banks	$1,623	$1	0.25%	$2,760	$8	0.58%	$20,269	$8	0.08%
Money market funds	—	—	0.00%	—	—	0.00%	36	—	0.00%
Securities (1)
U.S. Government securities	1,386,975	7,266	2.10%	1,342,524	14,060	2.11%	1,107,730	13,504	2.45%
Trading securities	15,342	159	4.16%	15,732	325	4.17%	18,917	387	4.11%
State and municipal (2)	98,279	1,259	5.14%	99,179	2,558	5.20%	84,785	2,270	5.38%
Other securities (2)	7,441	60	3.23%	8,295	150	3.65%	11,787	268	4.57%
Total securities	1,508,037	8,744	2.33%	1,465,730	17,093	2.35%	1,223,219	16,429	2.70%
Federal Funds Sold	—	—	0.00%	—	—	0.00%	3,693	2	0.11%
FHLBNY and FRB stock	23,002	160	2.79%	20,942	345	3.32%	17,134	415	4.87%

Total loans and leases, net of unearned income (3)(2)	3,038,766	38,048	5.02%	3,001,458	74,906	5.03%	1,980,673	50,980	5.18%
Total interest-earning assets	4,571,428	46,953	4.12%	4,490,890	92,352	4.15%	3,245,024	67,834	4.20%

Other assets	394,467			442,103			257,020

Total assets	4,965,895			4,932,993			3,502,044

LIABILITIES & EQUITY
Deposits
Interest-bearing deposits
Interest bearing checking, savings, & money market	2,240,518	1,264	0.23%	2,255,128	2,682	0.24%	1,466,424	1,872	0.26%
Time deposits	960,722	1,991	0.98%	970,239	3,959	1.06%	709,586	3,407	.96%
Total interest-bearing deposits	3,201,240	3,255	0.41%	3,225,367	6,641	0.42%	2,176,010	5,279	0.49%

Federal funds purchased & securities sold under agreements to repurchase	175,997	966	2.20%	187,289	1,976	2.13%	169,103	2,166	2.58%
Other borrowings	242,301	1,223	2.03%	181,292	2,391	2.66%	144,037	2,866	4.00%
Trust preferred debentures	43,692	690	6.33%	43,683	1,377	6.36%	25,066	807	6.47%
Total interest-bearing liabilities	3,663,230	6,134	0.67%	3,637,631	12,385	0.69%	2,514,216	11,118	0.89%

Noninterest bearing deposits	784,570			778,201			604,866
Accrued expenses and other liabilities	71,007			71,969			56,679
Total liabilities	4,518,807			4,487,801			3,175,761

Tompkins Financial Corporation Shareholders' equity	445,586			443,708			324,798
Noncontrolling interest	1,502			1,484			1,485
Total equity	447,088			445,192			326,283

Total liabilities and equity	$4,965,895			$4,932,993			$3,502,044
Interest rate spread			3.45%			3.46%			3.31%
Net interest income/margin on earning assets		40,819	3.58%		79,967	3.59%		56,716	3.51%

Tax Equivalent Adjustment		(993)			(1,935)			(1,165)

Net interest income per consolidated financial statements		$39,826			$78,032			$55,551

(1)	Average balances and yields on available-for-sale securities are based on historical amortized cost.
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

Net Interest Income
Net interest income is the Company's largest source of revenue, representing 70.7% and 69.7% of total revenues for the three and six months ended June 30, 2013, compared to 68.8% and 69.5%, respectively, for the same periods in 2012. Net interest income is dependent on the volume and composition of interest earning assets and interest-bearing liabilities and the level of market interest rates. The Company's net interest income over the past several years has benefitted from steady growth in average earning assets, as well as lower funding costs. However, with deposit rates at historically low levels, the downward pricing of these liabilities has slowed, while interest earning assets continue to price down at a steady rate. This has placed pressure on net interest income and net interest margin. The taxable equivalent net interest margin was 3.58% for the three month period ended June 30, 2013 and 3.59% for the six month period ended June 30, 2013 compared to 3.52% and 3.51%, respectively, for the same periods in 2012. The Company has been able to lessen the impact of lower asset yields with growth in average earning assets and reducing funding costs, with the latter benefitting from growth in noninterest bearing deposit balances and repricing borrowings at lower rates. Average loan balances represented about 66.5% and 66.8% of average earning assets for the three and six months ended June 30, 2013, up from 60.7% and 61.0%, respectively, for the same periods in 2012.

The above table shows average interest-earning assets and interest-bearing liabilities, and the corresponding yield or cost associated with each. Taxable-equivalent net interest income for the three and six months ended June 30, 2013 was $40.8 million and $80.0 million, respectively, up 42.24% and 41.00% when compared to the same periods in 2012. The increase is due primarily to the VIST Financial acquisition.

Taxable-equivalent interest income for the second quarter of 2013 was $47.0 million, up 37.6% when compared to the second quarter of 2012. Taxable-equivalent interest income for the six months ending June 30, 2013 was $92.4 million, up 36.1% from $67.8 million for the first six months of 2012. The increase in taxable equivalent interest income for the quarter and year-to-date period ended June 30, 2013, was mainly a result of the $1.3 billion in earning assets acquired in the acquisition of VIST Financial in August 2012. Average earnings assets for the second quarter and the first six months of 2013 are up 39.4% and 38.4%, respectively, over the same periods in 2012. This increase in average balances was partially offset by a decline in the yield on average earning assets. The yields on average earning assets were down 7 basis points and 5 basis points for the three and six month periods ended June 30, 2013 compared to the same periods in 2012. Average earning asset yields were impacted by the low rate environment as cash flows from existing higher yielding assets are reinvested at lower rates. The impact of the lower market rates on the overall yield on average earning assets in the second quarter of 2013 compared to the same period in 2012 was partially offset by the mix of earnings assets acquired in the VIST acquisition, which was more heavily weighted in loans than securities. Average securities balances for the second quarter of 2013 were up $237.9 million or 18.7% over average balances in the second quarter of 2012, while average yields were down 33 basis points. For the six months ended June 30, 2013 average securities balances increased $242.5 million or 19.8% from the same period in 2012, while yields declined 35 basis points. Average loan balances for the three and six months ended June 30, 2013 were up $1.0 billion or 52.8% and $1.0 billion or 51.5%, respectively, while average yields are down 15 basis points, over the same periods in 2012.

Interest expense for the three and six months ended June 30, 2013 was $6.1 million and $12.4 million, respectively, up 12.9% and 11.4% when compared to the same periods in 2012, reflecting an increase in interest bearing liabilities, largely deposits of $1.2 billion, acquired from VIST Bank, partially offset by lower average rates paid on deposits and borrowings. Average interest-bearing deposit balances for the three and six months ended June 30, 2013, were up by $1.0 billion or 46.9% and $1.0 billion or 48.2%, respectively, compared to the same periods in 2012. The average rate paid on interest bearing deposits during the three and six months ended June 30, 2013 was 0.41% and 0.42%, respectively, down 5 basis points and 7 basis points from the average rates paid during the same periods in 2012. The rates paid were lower across all deposit categories, including interest bearing checking, savings and money market accounts and time deposit. Total funding costs also benefitted from the growth in average noninterest bearing deposit balances. For the three and six months ended June 30, 2013, average noninterest bearing deposits of $784.6 million and $778.2 million were up 27.9% and 28.7%, respectively, over the same periods in 2012. At the time of acquisition, VIST Bank had noninterest bearing balances of $129.5 million. QTD average other borrowings were up $92.9 million or 62.2% compared to the second quarter of 2012 to fund loan growth during the quarter.

Provision for Loan and Lease Losses
The provision for loan and lease losses represents management's estimate of the amount necessary to maintain the allowance for loan and lease losses at an adequate level. The provision for loan and lease losses was $2.5 million for the second quarter of 2013 and $3.5 million for the six months ended June 30, 2013, compared to $1.0 million and $2.1 million for the respective periods in 2012. The increase in provision expense was mainly in the acquired loan portfolio and was primarily related to one large commercial relationship that was partially charged off during the quarter. The section captioned "Financial Condition-Allowance for Loan and Lease Losses and Nonperforming Assets" below has further details on the allowance for loan and lease losses and asset quality metrics.

Noninterest Income
Noninterest income totaled $16.5 million and $33.9 million for the three and six months ended June 30, 2013, compared with $12.8 million and $24.4 million for the same periods in 2012. Noninterest income represented 29.3% and 30.3% of total revenues for the three and six months ended June 30, 2013 compared to 31.2% and 30.5% for the same periods in 2012.

Insurance commissions and fees for the three and six months ended June 30, 2013 increased by $3.6 million and $7.5 million or 105.2% and 109.4% as compared to the same periods in 2012. The acquisition of VIST Insurance contributed $3.4 million and $6.5 million, respectively, to the increase over the prior year periods. Revenues for commercial insurance lines, personal insurance lines, and health and benefit related insurance products were up for the quarter and year-to date June 30, 2013 compared to the same periods in 2012.

Investment services income was $3.7 million in second quarter of 2013, a decrease of 1.6% from $3.8 million in the second quarter of 2012. Investment services income totaled $7.5 million for the first six months of 2013, up 1.2% over the same period in 2012. The increase was mainly attributed to changes in the pricing structure of brokerage related fees instituted in the second quarter of 2012, increases in assets under management and the VIST Financial acquisition. Investment services income includes trust services, financial planning, wealth management services, and brokerage related services. With fees largely based on the market value and the mix of assets managed, the general direction of the stock market can have a considerable impact on fee income. The fair value of assets managed by, or in custody of, Tompkins was $3.3 billion at June 30, 2013, up 7.1% from $3.1 billion at June 30, 2012. These figures include $982.4 million and $1.0 billion, respectively, of Company-owned securities where Tompkins Financial Advisors is custodian. The increase in fair value of assets also reflects successful business development initiatives resulting in customer retention and the VIST Financial acquisition.

Service charges on deposit accounts were up $431,000 or 27.1% for the second quarter of 2013 compared to the second quarter of 2012 and up $554,000 or 16.4% for the six month period ended June 30, 2013 compared to the same period prior year. The largest component of this category is overdraft fees, which is largely driven by customer activity. The increase over prior year primarily reflects overdraft fees at VIST Bank. For the six months ended June 30, 2013, overdraft fees at the Company's other three banking subsidiaries were flat compared to 2012; however, the three banking subsidiaries did see a slight uptick in overdraft fees in the second quarter of 2013 compared to the second quarter of 2012.

Card services income for the three and six months ended June 30, 2013 was up $410,000 or 32.0% and $579,000 or 20.3% over the same periods in 2012. The increase was mainly in debit card income and was due to the acquisition of VIST Bank. Favorable trends in the number of cards issued and transaction volume have been mainly offset by lower interchange fees as a result of regulatory changes.

Net mark-to-market gains on securities and borrowings held at fair value totaled $77,000 in the second quarter of 2013, compared to net mark-to-market gains of $2,000 in the second quarter of 2012. For the six months ended June 30, 2013, net mark-to-market gains totaled $39,000 compared to mark-to-market gains of $9,000 for the comparable period in 2012. Mark-to-market losses or gains related to the change in the fair value of trading securities and certain borrowings where the Company has elected the fair value option are unrealized amounts primarily impacted by changes in interest rates.

For the three and six months ended June 30, 2013, the Company recognized $75,000 and $442,000 in gains on sales of available-for-sale investment securities as a result of general portfolio maintenance and interest rate risk management, compared to $933,000 and $935,000 in gains for the three and six months ended June 30, 2012. The gains recognized in the six months ended June 30, 2013, included $94,000 of gains related to the sale of three non-agency bonds which had previously determined to be other-than-temporarily impaired. .

Other income was $1.8 million for the second quarters of 2012 and 2013. For the six months ended June 30, 2013 other income was $4.2 million, up $1.1 million or 37.6% from 2012. The significant components of other income are other service charges, increases in cash surrender value of corporate owned life insurance ("COLI"), gains on the sales of residential mortgage loans, FDIC indemnification asset accretion and income from miscellaneous equity investments, including the Company's investment in a Small Business Investment Company ("SBIC"). The first six months of 2013 included $266,000 of income related to an investment in a SBIC. Most other income categories were up in 2013 over the same periods last year due to the VIST Financial acquisition. The second quarter of 2012 included $405,000 in pre tax income related to the reversal of an accrued liability related to the settlement of litigation between VISA Inc. and certain merchants.

Net gains on sale of residential mortgage loans, included in other income on the consolidated statements of income, of $68,000 in the second quarter of 2013 were down by $81,000 or 61.1% compared to the second quarter of 2012. For the six month period ended June 30, 2013 net gain on the sale of mortgage loans was $97,000, down $153,000 or 61.1% from same period in 2012. The decrease in gains on sale of residential mortgage loans is mainly due to the lower sales volumes, reflecting a decision to hold certain loans in the portfolio. To manage interest rate risk exposures, the Company from time to time sells certain fixed rate loan originations that have rates below or maturities greater than the standards set by the Company's Asset/Liability Committee for loans held in the portfolio.

Noninterest Expense
Noninterest expense was $37.8 million for the second quarter of 2013, up $10.9 million or 40.7% compared to the same period prior year and $75.3 million for the six months ended June 30, 2013, up $22.1 million or 41.5% from $53.2 million in the first six months of 2012. This increase is largely the result of the acquisition of VIST Financial.

Salaries and wages expense increased by $5.2 million or 47.0% in the second quarter of 2013 compared to the same period in 2012. For the six months ended June 30, 2013, salaries and wages were up $9.5 million or 42.4% over the prior year period. The increase is mainly a result of the additional employees acquired in the VIST acquisition. In addition, annual merit increases and higher accruals for business development activities affected salaries and benefits. Pension and other employee related benefits were up $1.2 million or 29.5%, and $3.0 million or 35.5% for the second quarter and six months ended June 30, 2013, mainly a result of the VIST acquisition. Lower market interest rates have contributed to the increase in the cost of pension and other postretirement benefit plans. Healthcare insurance is also up over prior year as a result of additional employees and increase in annual premiums.

Net occupancy expense was $3.0 million for the second quarter of 2013, up $1.2 million or 64.8% from the same period in 2012 and $2.4 million or 67.2% for the six months ended June 30, 2013. The acquisition of VIST Financial contributed to the increase in net occupancy expense for the quarter and year-to date ended June 30, 2013.

Other operating expenses for the second quarter ended June 30, 2013 increased by $3.1 million or 43.7% compared to the prior year. The acquisition of VIST Financial contributed to this year-over-year increase in other expenses. The following expenses increase quarter-over-quarter by the following amounts: professional fees ($510,000), legal fees ($351,000), Pennsylvania share tax ($292,000), software license and maintenance ($501,000), and cardholder expense ($249,000).

Other operating expenses for the six months ended 2013 increased by $5.9 million or 41.0% compared to the prior year. The acquisition of VIST Financial contributed to this year-over-year increase in other expenses. The following expenses increased quarter-over-quarter by the following amounts: professional fees ($978,000), legal fees ($788,000), other real estate expense ($223,000), Pennsylvania share tax ($598,000), software license and maintenance ($693,000), and cardholder expense ($415,000).

Income Tax Expense
The provision for income taxes provides for Federal and New York State income taxes. The provision for income taxes was $5.1 million for an effective rate of 31.4% for the second quarter of 2013, compared to tax expense of $4.2 million and an effective rate of 31.9% for the same quarter in 2013. For the six month period ended June 30, 2012, the tax provision was $10.6 million for an effective rate of 31.9%, compared to tax expense of $7.9 million and an effective rate of 32.1% for the same period in 2013. The effective rates differ from the U.S. statutory rate of 35.0% during the comparable periods primarily due to the effect of tax-exempt income from loans and securities, life insurance assets, and investments in tax credits.

FINANCIAL CONDITION

Total assets were $4.9 billion at June 30, 2013, up $94.7 million or 2.0% over December 31, 2012, and up $1.4 billion or 41.6% over June 30, 2012. The majority of the growth over prior year is due to the acquisition of VIST, which had total assets of $1.4 billion as of the August 1, 2012 acquisition date. The growth over year-end was mainly in available-for-sale securities, which were up $41.1 million or 3.0% and loans, which were up $100.0 million or 3.4%. Total deposits were down $37.3 million or 0.94% from year-end, with the majority of decline centered in noninterest bearing deposits and time deposits. Growth in other borrowings, which were up $187.3 million or 167.4% to $299.1 million offset the decline in deposits and funded the growth in loans and securities. Total deposits were up $1.1 billion or 41.5% over June 30, 2012 (VIST Financial had total deposits of $1.2 billion on acquisition date).

Securities
As of June 30, 2013, total securities were $1.7 billion or 29.8% of total assets, compared to $1.4 billion or 29.6% of total assets at year-end 2012, and $1.2 billion or 35.3% at June 30, 2012. The following table details the composition of securities available-for-sale and securities held-to-maturity.

Available-for-Sale Securities
	06/30/2013		12/31/2012
	Amortized Cost1	Fair Value	Amortized Cost1	Fair Value
(in thousands)
U.S. Treasury securities	$0	$0	$1,001	$1,004
Obligations of U.S. Government sponsored entities	585,539	588,311	570,871	593,778
Obligations of U.S. states and political subdivisions	73,769	73,951	76,803	79,056
Mortgage-backed securities
U.S. Government agencies	143,418	144,293	162,853	167,667
U.S. Government sponsored entities	624,318	620,578	526,364	540,355
Non-U.S. Government agencies or sponsored entities	385	394	4,457	4,354
U.S. corporate debt securities	5,005	4,945	5,009	5,083
Total debt securities	1,432,434	1,432,472	1,347,358	1,391,297
Equity securities	2,034	1,982	2,058	2,043
Total available-for-sale securities	$1,434,468	$1,434,454	$1,349,416	$1,393,340
1 Net of other-than-temporary impairment losses recognized in earnings

Held-to-Maturity Securities
	06/30/2013		12/31/2012
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. states and political subdivisions	$20,173	$21,129	$24,062	$25,163
Total held-to-maturity debt securities	$20,173	$21,129	$24,062	$25,163

The growth in the available-for-sale portfolio was mainly in obligations of U.S. Government sponsored entities and driven by yield and duration considerations. Changes in current interest rates due to the general improvement in economic conditions have been the main contributor in the change in the fair value of the investment securities portfolio. Management's policy is to purchase investment grade securities that on average have relatively short duration, which helps mitigate interest rate risk and provides sources of liquidity without significant risk to capital. The decrease in the held-to-maturity portfolio was due to maturities and calls during the year.

The Company has no investments in preferred stock of U.S. government sponsored entities and no investments in pools of Trust Preferred securities. Quarterly, the Company evaluates all investment securities with a fair value less than amortized cost to identify any other-than-temporary impairment as defined under generally accepted accounting principles.

During the 1st quarter of 2013, the Company sold three non-agency CMO securities for a gain of approximately $94,000. Prior to the 1st quarter of 2013, these three non-agency CMO securities were determined to be other-than-temporarily impaired and the Company did recognize net credit impairment charges to earnings of $441,000 over the life of these three securities. Also during the 1st quarter of 2013, one non-agency CMO security was repaid in full. The Company did not recognize any net credit impairment charge to earnings on these securities in 2013. The Company did recognize $65,000 in net credit impairment charges to earnings on these securities in the second quarter and six months ending June 30, 2012, respectively.

As a result of the impairment review process, the Company does not consider the remaining non-agency CMO held at June 30, 2013 to be other-than-temporarily impaired. Future changes in interest rates or the credit quality and credit support of the underlying issuers may reduce the market value of these and other securities. If such decline is determined to be other than temporary, the Company will record the necessary charge to earnings and/or AOCI to reduce the securities to their then current fair value.

The Company maintains a trading portfolio with a fair value of $14.7 million as of June 30, 2013, compared to $16.5 million at December 31, 2012. The decrease in the trading portfolio reflects maturities or payments during 2013. For the six months ended June 30, 2013, net mark-to-market losses related to the securities trading portfolio were $385,000, compared to net mark-to-market losses of $157,000 for the same period in 2012.

Loans and Leases

Loans and leases at June 30, 2013 and December 31, 2012 were as follows:
	June 30, 2013			December 31, 2012
(in thousands)	Originated	Acquired	Total Loans and Leases	Originated	Acquired	Total Loans and Leases
Commercial and industrial
Agriculture	$59,722	$0	$59,722	$77,777	$0	$77,777
Commercial and industrial other	497,191	137,423	634,614	446,876	167,427	614,303
Subtotal commercial and industrial	556,913	137,423	694,336	524,653	167,427	692,080
Commercial real estate
Construction	35,418	29,257	64,675	41,605	43,074	84,679
Agriculture	47,947	3,178	51,125	48,309	3,247	51,556
Commercial real estate other	815,323	430,726	1,246,049	722,273	445,359	1,167,632
Subtotal commercial real estate	898,688	463,161	1,361,849	812,187	491,680	1,303,867
Residential real estate
Home equity	161,191	74,396	235,587	159,720	81,657	241,377
Mortgages	632,996	38,037	671,033	573,861	41,618	615,479
Subtotal residential real estate	794,187	112,433	906,620	733,581	123,275	856,856
Consumer and other
Indirect	23,783	12	23,795	26,679	24	26,703
Consumer and other	31,740	1,374	33,114	32,251	1,498	33,749
Subtotal consumer and other	55,523	1,387	56,909	58,930	1,522	60,452
Leases	5,048	0	5,048	4,618	0	4,618
Covered loans		31,548	31,548	0	37,600	37,600
Total loans and leases	2,310,359	745,951	3,056,310	2,133,969	821,504	2,955,473
Less: unearned income and deferred costs and fees	(1,127)	0	(1,127)	(863)	0	(863)
Total loans and leases, net of unearned income and deferred costs and fees	$2,309,232	$745,951	$3,055,183	$2,133,106	$821,504	$2,954,610

Total loans and leases of $3.1 billion at June 30, 2013 were up $100.6 million or 3.4% from December 31, 2012. Increases in commercial and residential mortgages were partially offset by declines in agricultural, construction and consumer loans. As of June 30, 2013 total loans and leases represented 61.9% of total assets compared to 61.1% of total assets at December 31, 2012.

Residential real estate loans, including home equity loans, of $906.6 million at June 30, 2013 increased by $49.8 million or 5.8% from $856.9 million at year-end 2012, and comprised 29.7% of total loans and leases at June 30, 2013. The growth in residential real estate loan balances reflects higher origination volumes due to the low interest rate environment as well as a decision to retain certain residential mortgages in portfolio rather than sell them in the secondary market due to interest rate considerations. The Company's Asset/Liability Committee meets regularly and establishes standards for selling and retaining residential real estate mortgage originations.

Prior to August 2012, loans were generally sold to Federal Home Loan Mortgage Corporation ("FHLMC") or State of New York Mortgage Agency ("SONYMA"). With the acquisition to VIST on August 1, 2012, the Company also sells loans to other third parties, including money center banks. These residential real estate loans are generally sold without recourse in accordance with standard secondary market loan sale agreements. These residential real estate loans also are subject to customary representations and warranties made by the Company, including representations and warranties related to gross incompetence and fraud. The Company has not had to repurchase any loans as a result of these general representations and warranties. While in the past in rare circumstances the Company agreed to sell residential real estate loans with recourse, the Company has not done so in the past several years and the amount of such loans included on the Company's balance sheet at June 30, 2013 is insignificant. The Company has never had to repurchase a loan sold with recourse.

During the first six months of 2013 and 2012, the Company sold residential mortgage loans totaling $1.8 million and $10.9 million, respectively, and realized gains on these sales of $97,000 and $250,000, respectively. These residential real estate loans were sold without recourse in accordance with standard secondary market loan sale agreements. When residential mortgage loans are sold, the Company typically retains all servicing rights, which provides the Company with a source of fee income. Mortgage servicing rights, at amortized basis, totaled $1.1 million at June 30, 2013 down from $1.2 million at December 31, 2012.

The Company has not originated any hybrid loans, such as payment option ARMs. The Company underwrites residential real estate loans in accordance with secondary market standards in effect at the time of origination, including loan-to-value ("LTV") and documentation requirements. The Company does not underwrite low or reduced documentation loans other than those that meet secondary market standards for low or reduced documentation loans. In those instances, W-2's and paystubs are used instead of sending Verification of Employment forms to employers to verify income and bank deposit statements are used instead of Verification of Deposit forms mailed to financial institutions to verify deposit balances.

Commercial real estate loans increased by $58.0 million or 4.4% compared to December 31, 2012. Commercial real estate loans represented 44.6% of total loans as of June 30, 2013. Commercial and industrial loans of $694.3 million at June 30, 2013, are in line with December 31, 2012 balances. Demand for commercial loans was up in the first half of 2013 but continues to be soft. As of June 30, 2013, agriculturally-related loans totaled $110.8 million or 3.6% of total loans and leases, down from $129.3 million or 4.4% of total loans and leases at December 31, 2012. Agriculturally-related loans include loans to dairy farms and cash and vegetable crop farms. Agriculturally related loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral, personal guarantees, and government related guarantees. Agriculturally-related loans are generally secured by the assets or property being financed or other business assets such as accounts receivable, livestock, equipment or commodities/crops.

The consumer loan portfolio includes personal installment loans, indirect automobile financing, and overdraft lines of credit. Consumer and other loans were $56.9 million at June 30, 2013, down $3.5 million or 5.9% from December 31, 2012. The decrease is mainly in indirect automobile loans and reflects increased competition.

The lease portfolio increased by 9.3% to $5.0 million at June 30, 2013 from $4.6 million at December 31, 2012. The lease portfolio has traditionally consisted of leases on vehicles for consumers and small businesses. Management continues to review leasing opportunities, primarily commercial leasing and municipal leasing. As of June 30, 2013, commercial leases and municipal leases represented 99.6% of total leases, while consumer leases made up the remaining percentage, unchanged from the percentages at December 31, 2012.

At June 30, 2013, the Company had $746.0 million of acquired loans as a result of the Company's acquisition of VIST Financial during the third quarter of 2012. The acquired loans were recorded at fair value pursuant to the purchase accounting guidelines in FASB ASC 805 – "Fair Value Measurements and Disclosures" (as determined by the present value of expected future cash flows) with no valuation allowance (i.e., the allowance for loan losses). Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, "Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality".

The carrying value of acquired loans acquired and accounted for in accordance with ASC Subtopic 310-30, "Receivables Loans and Debt Securities Acquired with Deteriorated Credit Quality," was $67.7 million at June 30, 2013 as compared to $92.3 million at acquisition date of August 1, 2012, and the net reduction reflects payments. Under ASC Subtopic 310-30, loans may be aggregated and accounted for as pools of loans if the loans being aggregated have common risk characteristics. The Company elected to account for the loans with evidence of credit deterioration individually rather than aggregate them into pools. The difference between the undiscounted cash flows expected at acquisition and the investment in the acquired loans, or the "accretable yield," is recognized as interest income utilizing the level-yield method over the life of each loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the "non-accretable difference," are not recognized as a yield adjustment, as a loss accrual or as a valuation allowance.

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

The carrying value of loans not exhibiting evidence of credit impairment at the time of the acquisition (i.e. loans outside of the scope of ASC 310-30) was $678.3 million at June 30, 2013. The fair value of the acquired loans not exhibiting evidence of credit impairment was determined by projecting contractual cash flows discounted at risk-adjusted interest rates.

The carrying value of the acquired loans reflects management's best estimate of the amount to be realized from the acquired loan and lease portfolios. However, the amounts the Company actually realizes on these loans could differ materially from the carrying value reflected in these financial statements, based upon the timing of collections on the acquired loans in future periods, underlying collateral values and the ability of borrowers to continue to make payments.

Purchased performing loans were recorded at fair value, including a credit discount. Credit losses on acquired performing loans are estimated based on analysis of the performing portfolio. The purchased performing portfolio also included a general interest rate mark (premium). Both the credit discount and interest rate mark are accreted/amortized as a yield adjustment over the estimated lives of the loans. Interest is accrued daily on the outstanding principal balance of purchased performing loans.

At June 30, 2013, acquired loans included $31.5 million of covered loans. VIST Financial had acquired these loans in an FDIC assisted transaction in the fourth quarter of 2010. In accordance with loss sharing agreements with the FDIC, certain losses and expenses relating to covered loans may be reimbursed by the FDIC at 70% or, if certain levels of reimbursement are reached, 80%. See Note 8 – "FDIC Indemnification Asset Related to Covered Loans" in the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

The Company has adopted comprehensive lending policies, underwriting standards and loan review procedures. Management reviews these policies and procedures on a regular basis. The Company discussed its lending policies and underwriting guidelines for its various lending portfolios in Note 4 – "Loans and Leases" in the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in these policies and guidelines. As such, these policies are reflective of new originations as well as those balances held at June 30, 2013. The Company's Board of Directors approves the lending policies at least annually. The Company recognizes that exceptions to policy guidelines may occasionally occur and has established procedures for approving exceptions to these policy guidelines. Management has also implemented reporting systems to monitor loan originations, loan quality, concentrations of credit, loan delinquencies and nonperforming loans and potential problem loans.

The Company's loan and lease customers are located primarily in the New York and Pennsylvania communities served by its four subsidiary banks. Although operating in numerous communities in New York State and Pennsylvania, the Company is still dependent on the general economic conditions of these states. Other than geographic and general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

The Allowance for Loan and Lease Losses

Originated Loans and Leases
Management reviews the appropriateness of the allowance for loan and lease losses ("allowance") on a regular basis. Management considers the accounting policy relating to the allowance to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that assumptions could have on the Company's results of operations. The Company has developed a methodology to measure the amount of estimated loan loss exposure inherent in the loan portfolio to assure that an appropriate allowance is maintained. The Company's methodology is based upon guidance provided in SEC Staff Accounting Bulletin No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues and allowance allocations are calculated in accordance with ASC Topic 310, Receivables and ASC Topic 450, Contingencies.

The Company's methodology for determining and allocating the allowance for loan and lease losses focuses on ongoing reviews of larger individual loans and leases, historical net charge-offs, delinquencies in the loan and lease portfolio, the level of impaired and nonperforming loans, values of underlying loan and lease collateral, changes in anticipated cash flows of acquired loans, the overall risk characteristics of the portfolios, changes in character or size of the portfolios, geographic location, current economic conditions, changes in capabilities and experience of lending management and staff, and other relevant factors. The various factors used in the methodologies are reviewed on a regular basis.

At least annually, management reviews all commercial and commercial real estate loans exceeding a certain threshold and assigns a risk rating. The Company uses an internal loan rating system of pass credits, special mention loans, substandard loans, doubtful loans, and loss loans (which are fully charged off). The definitions of "special mention", "substandard", "doubtful" and "loss" are consistent with banking regulatory definitions. Factors considered in assigning loan ratings include: the customer's ability to repay based upon the customer's expected future cash flow, operating results, and financial condition; value of the underlying collateral, if any; and the economic environment and industry in which the customer operates. Special mention loans have potential weaknesses that if left uncorrected may result in deterioration of the repayment prospects and a downgrade to a more severe risk rating. A substandard loan credit has a well-defined weakness which makes payment default or principal exposure likely, but not yet certain. There is a possibility that the Company will sustain some loss if the deficiencies are not corrected. A doubtful loan has a high possibility of loss, but the extent of the loss is difficult to quantify because of certain important and reasonably specific pending factors.

At least quarterly, management reviews all commercial and commercial real estate loans and leases and agriculturally related loans with an outstanding principal balance of over $500,000 that are internally risk rated as special mention or worse, giving consideration to payment history, debt service payment capacity, collateral support, strength of guarantors, local market trends, industry trends, and other factors relevant to the particular borrowing relationship. Through this process, management identifies impaired loans. For loans and leases considered impaired, estimated exposure amounts are based upon collateral values or present value of expected future cash flows discounted at the original effective rate of each loan. For commercial loans, commercial mortgage loans, and agricultural loans not specifically reviewed, and for homogenous loan portfolios such as residential mortgage loans and consumer loans, estimated exposure amounts are assigned based upon historical net loss experience and current charge-off trends, past due status, and management's judgment of the effects of current economic conditions on portfolio performance.

Since the methodology is based upon historical experience and trends as well as management's judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in the local area, concentration of risk, changes in interest rates, and declines in local property values. Based on its evaluation of the allowance as of June 30, 2013, management considers the allowance to be appropriate. Under adversely different conditions or assumptions, the Company would need to increase or decrease the allowance.

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

(in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Originated
Commercial and industrial	$6,955	$7,533	$7,807
Commercial real estate	10,409	10,184	12,967
Residential real estate	5,273	4,981	4,350
Consumer and other	2,195	1,940	1,720
Leases	21	5	21
Total	$24,853	$24,643	$26,865

(in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Acquired
Commercial and industrial	$64	$0	$0
Commercial real estate	381	0	0
Residential real estate	126	0	0
Consumer and other	34	0	0
Total	$605	$0	$0

As of June 30, 2013, the total allowance for loan and lease losses was $25.5 million, up from $24.6 million at year end 2012. Both the originated and acquired allowances were up over year-end. The increase in the originated allowance was mainly driven by the 8.3% growth in originated loans and leases from year-end 2012, while the increase in the acquired allowance reflects some deterioration in credit quality metrics in the acquired loan portfolio.

The amount of originated loans internally-classified as Special Mention, Substandard and Doubtful totaled $85.1 million at June 30, 2013 compared to $101.4 million at December 31, 2012 and $122.4 million at June 30, 2012. While the overall strength of the economy remains uncertain, there are signs of improvement in national and local economic conditions, which have contributed to some improvements in the financial conditions of several of the Company's commercial and agricultural customers. This has led to upgrades of the risk ratings of individual credits which is evidenced by the overall decrease in originated loans classified Special Mention and Substandard. In addition to upgrades, there have been a few large charge-offs that have contributed to the decrease in total internally classified originated loans and leases. The decrease in the allocation for commercial and industrial loans was mainly a result of a decrease in the level of classified commercial and industrial loans. Reserve allocations for residential real estate loans, commercial real estate loans and consumer loans were relatively unchanged compared to December 31, 2012.

The amount of acquired loans internally-classified as Special Mention, Substandard and Doubtful totaled $84.4 million at June 30, 2013, up from $70.6 million at year-end 2012. In addition, nonaccrual loans in the acquired portfolio increased from $4.4 million at year-end 2012 to $6.9 million at June 30, 2013.

Activity in the Company's allowance for loan and lease losses during the first six months of 2013 and 2012, and for the twelve months ended December 31, 2012 is illustrated in the table below.

Analysis of the Allowance for Originated Loan and Lease Losses

(in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Average originated loans outstanding during year	$2,161,200	$2,301,901	$1,980,673
Balance of originated allowance at beginning of year	$24,643	$27,593	$27,593

ORIGINATED LOANS CHARGED-OFF:
Commercial and industrial	432	5,328	581
Commercial real estate	490	3,977	1,169
Residential real estate	339	2,390	1,023
Consumer and other	462	826	411
Total loans charged-off	$1,723	$12,521	$3,184

RECOVERIES OF ORIGINATED LOANS PREVIOUSLY CHARGED-OFF:
Commercial and industrial	1,442	198	65
Commercial real estate	436	200	0
Residential real estate	29	30	66
Consumer and other	200	306	189
Total loans recoveries	$2,107	$734	$320
Net loans (recoveries) charged-off	(384)	11,787	2,864
Additions (redution) to originated allowance charged to operations	(174)	8,837	2,136
Balance of originated allowance at end of year	$24,853	$24,643	$26,865
Annualized net (recoveries) charge-offs on originated loans to average total originated loans and leases	(0.07%)	0.51%	0.22%
Originated allowance as a percentage of originated loans and leases outstanding	1.08%	1.16%	1.33%

Analysis of the Allowance for Acquired Loan and Lease Losses

(in thousands)	June 30, 2013
Average acquired loans outstanding during year	$785,910

ACQUIRED LOANS CHARGED-OFF:
Commercial and industrial	2,929
Commercial real estate	32
Residential real estate	110
Consumer and other	25
Total loans charged-off	$3,096

Net loans charged-off	3,096
Additions to acquired allowance charged to operations	3,701
Balance of acquired allowance at end of year	$605
Annualized net charge-offs of acquired loans to average total acquired loans and leases	1.59%

There was no allowance, charge-offs, or recoveries for acquired loans accounted for in accordance with ASC Topic 805 for the periods ending December 31, 2012 and June 30, 2012.

Net loan and lease charge-offs totaled $1.7 million and $2.7 million for the three and six months ended June 30, 2013, compared to $1.0 million and $2.9 million for the same periods in 2012. For the three and six months ended June 30, 2013, the originated loan portfolio had net recoveries of $1.2 million and $384,000, while the acquired loan portfolio had net charge-offs of $2.9 million and $3.1 million, respectively. The net recoveries in the originated portfolio were mainly a result of a $1.2 million partial recovery on a large commercial loan that was charged off during 2012. The net charge-offs in the acquired portfolio were mainly related to one large commercial relationship that was written down to fair value.

The provision for loan and lease losses was $2.5 million and $3.5 million for the three and six months ended June 30, 2013, compared to $1.1 million and $2.1 million for the same periods in 2012. Reduction in provision for originated loan and lease losses was $994,000 for the three months ended June 30, 2013, for a net negative provision expense of $174,000 for the six months ended June 30, 2013, compared to $1.0 million and $2.1 million provision expense for the same periods in 2012. The reversal of provision expense in the originated portfolio in 2013 was partially due to a $1.2 million partial recovery on a large commercial credit that was charged off during 2012 as well as continued positive credit trends in the originated loan and lease portfolio. The provision for acquired loans and leases was $3.5 million and $3.7 million for the three and six months ended June 30, 2013. The provision expense for acquired loans reflects some deterioration in expected cash flows on some loans subsequent to the acquisition of the loans as well as an decrease in some credit quality measures in the acquired portfolio.

Analysis of Past Due and Nonperforming Loans
(dollar amounts in thousands)	June 30, 20131	December 31, 20121	June 30, 2012

Loans 90 days past due and accruing Residential real estate	156	257	321
Total loans 90 days past due and accruing	156	257	321
Nonaccrual loans2
Commercial and industrial	1,552	1,340	5,150
Commercial real estate	25,039	25,014	24,729
Residential real estate	12,013	11,084	6,736
Consumer and other	412	302	134
Total nonaccrual loans	39,016	37,740	36,749
Troubled debt restructurings not included above	0	1,532	1,507
Total nonperforming loans and leases	39,172	39,529	38,577
Other real estate owned	4,918	4,862	2,161
Total nonperforming assets	$44,090	$44,391	$40,738
Allowance as a percentage of nonperforming loans and leases	64.99%	62.34%	69.75%
Total nonperforming assets as percentage of total assets	0.89%	0.92%	1.17%
1 The June 30, 2013 and December 31, 2012 columns in the above table exclude $17.8 million and $18.7 million, respectively, of acquired loans that are 90 days past due and accruing interest. These loans were originally recorded at fair value on the acquisition date of August 1, 2012. These loans are considered to be accruing as we can reasonably estimate future cash flows on these acquired loans and we expect to fully collect the carrying value of these loans. Therefore, we are accreting the difference between the carrying value of these loans and their expected cash flows into interest income.

2 Nonaccrual loans at June 30, 2013 and December 31, 2012 include $6.9 million and $4.4 million, respectively, of nonaccrual acquired loans. There were no acquired loans at June 30, 2012.

Nonperforming assets include nonaccrual loans, troubled debt restructurings ("TDR"), and foreclosed real estate. Nonperforming assets represented 0.89% of total assets at June 30, 2013, compared to 0.92% at December 31, 2012, and 1.17% at June 30, 2012. The decrease in nonperforming assets at June 30, 2013, from year-end 2012 was mainly as result of the payoff of the $1.5 million loan reported in the above table in the category, 'troubled debt restructuring not included above'. The Company's ratio of nonperforming assets to total assets continues to compare favorably to our peer group's most recent ratio of 2.05% at March 31, 2013.

Total nonperforming originated loans represented 1.40% of total originated loans at June 30, 2013, compared to 1.85% of total originated loans at December 31, 2012, and 1.91% of total originated loans at June 30, 2012. A breakdown of nonperforming loans by portfolio segment is shown above. Commercial real estate loans represent the largest component of nonperforming loans. Nonperforming commercial real estate loans include two relationships totaling $9.7 million at June 30, 2013 and $10.0 million at December 31, 2012. Both of these relationships are considered impaired and have been charged down to fair value.

Loans past due 30-89 days and accruing interest increased from $13.3 million at December 31, 2012 to $16.8 million at June 30, 2013. Originated loans past due 30-89 days and accruing interest increased by $1.6 million to $9.6 million, while acquired loans past due 30-89 days and accruing increased by $1.9 million to $7.2 million at June 30, 2013. The increase in the originated portfolio was mainly one commercial relationship totaling $3.1 million, which is 90% guaranteed by a U.S. government agency. The increase in the acquired portfolio is mainly a result of matured loans that are in process of being renewed.

Loans are considered modified in a TDR when, due to a borrower's financial difficulties, the Company makes a concession(s) to the borrower that it would not otherwise consider and the borrower could not obtain elsewhere. These modifications may include, among others, an extension of the term of the loan, and granting a period when interest-only payments can be made, with the principal payments made over the remaining term of the loan or at maturity. TDRs are included in the above table within the following categories: "loans 90 days past due and accruing", "nonaccrual loans", or "troubled debt restructurings not included above". Loans in the latter category include loans that meet the definition of a TDR but are performing in accordance with the modified terms and therefore classified as accruing loans. As mentioned above, the decrease in this category from year-end 2012 reflects the payoff of the $1.5 million loan included at year-end. At June 30, 2013 the Company had $7.3 million in TDRs, all were reported as nonaccrual and included in the table above, and 5 loans were more than 90 days past due with a total balance of $1.4 million.

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

The Company's recorded investment in loans and leases that are considered impaired totaled $26.5 million at June 30, 2013, and $24.7 million at December 31, 2012. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans consist of our non-homogenous nonaccrual loans, and all TDRs. Specific reserves on individually identified impaired loans that are not collateral dependent are measured based on the present value of expected future cash flows discounted at the original effective interest rate of each loan. For loans that are collateral dependent, impairment is measured based on the fair value of the collateral less estimated selling costs, and such impaired amounts are generally charged off.

The year-to-date average recorded investment in impaired loans and leases was $32.1 million at June 30, 2013, $29.5 million at December 31, 2012, and $32.5 million at June 30, 2012. At June 30, 2013 there was a specific reserve of $63,000 on impaired loans compared to $0 specific reserves at December 31, 2012 and $2.7 million of specific reserves at June 30, 2012. The majority of impaired loans are collateral dependent impaired loans that have limited exposure or require limited specific reserve because of the amount of collateral support with respect to these loans and previous charge-offs. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured. In these cases, interest is recognized on a cash basis.

The ratio of the allowance to nonperforming loans (loans past due 90 days and accruing, nonaccrual loans and restructured troubled debt) was 63.5 times at June 30, 2013, up from 62.3 times in December 31, 2012, and down from 69.8 times at June 30, 2012. The Company's nonperforming loans are mostly made up of collateral dependent impaired loans requiring little to no specific allowance due to the level of collateral available with respect to these loans and/or previous charge-offs. The Company's peer group ratio was 101.55% as of March 31, 2013.

Management reviews the loan portfolio continuously for evidence of potential problem loans and leases. Potential problem loans and leases are loans and leases that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the related borrowers causes management to have doubt as to the ability of such borrowers to comply with the present loan payment terms and may result in such loans and leases becoming nonperforming at some time in the future. Management considers loans and leases classified as Substandard, which continue to accrue interest, to be potential problem loans and leases. The Company, through its internal loan review function, identified 40 commercial relationships from the originated portfolio and 55 commercial relationships from the acquired portfolio totaling $23.4 million and $6.4 million, respectively at June 30, 2013 that were potential problem loans. At December 31, 2012, the Company had identified 42 relationships totaling $25.4 million in the originated portfolio and 49 relationships totaling $30.2 million in the acquired portfolio that were potential problem loans. Of the 40 commercial relationships in the originated portfolio that were Substandard, there are 5 relationships that equaled or exceeded $1.0 million, which in aggregate totaled $14.8 million, the largest of which is $6.3 million. Of the 55 commercial relationships from the acquired loan portfolio, there were no relationships that equaled or exceeded $1.0 million. The Company continues to monitor these potential problem relationships; however, management cannot predict the extent to which continued weak economic conditions or other factors may further impact borrowers. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in the aggregate, give management reason to believe that the current risk exposure on these loans does not warrant accounting for these loans as nonperforming. However, these loans do exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.

Capital
Total equity was $431.9 million at June 30, 2013, a decrease of $9.5 million or 2.1% from December 31, 2012, principally a result of the increase in the accumulated other comprehensive loss of $25.6 million or 1213.7% to $27.7 million, mainly a result of a $26.4 million decrease in unrealized gains on available-for-sale securities due to market rates and dividends paid of $11.0 million offset by net income of $22.5 million.

Additional paid-in capital increased by $4.6 million, from $334.6 million at December 31, 2012, to $339.2 million at June 30, 2013. The increase is primarily attributable to $1.9 million related to shares issued for dividend reinvestment, $715,000 for the issuance of shares under the employee stock ownership plan, $1.3 million increase for the exercise of stock options and $567,000 related to stock-based compensation. Retained earnings increased by $11.5 million from $108.7 million at December 31, 2012, to $120.2 million at June 30, 2013. Accumulated other comprehensive loss increased from a net unrealized loss of $2.1 million at December 31, 2012 to a net unrealized loss of $27.7 million at June 30, 2013; reflecting a $26.4 million decrease in unrealized gains on available-for-sale securities due to market rates, and a $806,000 increase related to postretirement benefit plans. Under regulatory requirements, amounts reported as accumulated other comprehensive income/loss related to net unrealized gain or loss on available-for-sale securities and the funded status of the Company's defined benefit post-retirement benefit plans do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios.

Cash dividends paid in the first six months of 2013 totaled approximately $11.0 million, representing 48.9% of year to date 2013 earnings. Cash dividends of $0.76 per common share paid in the first six months of 2013 were up 5.6% over cash dividends of $0.72 per common share paid in the first six months of 2012.

On October 25, 2011, the Company's Board of Directors authorized a new stock repurchase plan for the Company to repurchase up to 335,000 shares of the Company's common stock. Purchases may be made on the open market or in privately negotiated transactions over the 24 months following adoption of the plan. The repurchase program may be suspended, modified, or terminated at any time for any reason. As of the date of this report, no shares have been repurchased under the plan.

The Company and its banking subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. The table below reflects the Company's capital position at June 30, 2013, compared to the regulatory capital requirements for "well capitalized" institutions.

REGULATORY CAPITAL ANALYSIS
June 30, 2013	Actual		Well Capitalized Requirement
(dollar amounts in thousands)	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$420,462	13.34%	$315,097	10.00%
Tier 1 Capital (to risk weighted assets)	$394,615	12.52%	$189,058	6.00%
Tier 1 Capital (to average assets)	$394,615	8.16%	$241,853	5.00%

As illustrated above, the Company's capital ratios on June 30, 2013 remain above the minimum requirements for well capitalized institutions. Total capital as a percent of risk weighted assets increased from 12.9% as of December 31, 2012 to 13.3% at June 30, 2013. Tier 1 capital as a percent of risk weighted assets increased from 12.1% at the end of 2012 to 12.5% as of June 30, 2013. Tier 1 capital as a percent of average assets was 8.2% at June 30, 2013 up from 7.9% at year end December 31, 2012.

During the first quarter of 2010, the OCC notified the Company that it was requiring Mahopac National Bank ("Mahopac"), one of the Company's four banking subsidiaries, to maintain certain minimum capital ratios at levels higher than those otherwise required by applicable regulations. The OCC was requiring Mahopac to maintain a Tier 1 capital to average assets ratio of 8.0%, a Tier 1 risk-based capital to risk-weighted capital ratio of 10.0% and a Total risk-based capital to risk-weighted assets ratio of 12.0%. Mahopac exceeded these minimum requirements at the time of the notification and continues to maintain ratios above these minimums. During the first quarter of 2013, the Company was notified by the OCC that it was no longer requiring Mahopac to maintain the higher capital ratios agreed to in 2010.

As of June 30, 2013, the capital ratios for the Company's other subsidiary banks also exceeded the minimum levels required to be considered well capitalized.

On July 9, 2013, the FDIC's Board of Directors approved an interim final capital rule titled: Regulatory Capital Rules: Regulatory Capital, Implementation of Basel III, Capital Adequacy, Transition Provisions, Prompt Corrective Action, Standardized Approach for Risk-weighted Assets, Market Discipline and Disclosure Requirements, Advanced Approaches Risk-Based Capital Rule, and Market Risk Capital Rule. The interim final rule makes several key changes to the regulatory capital framework that are effective for community banks beginning on January 1, 2015, with some items phasing in over a period of time. The primary focus of the new capital rule is to strengthen the quality and loss-absorbency of regulatory capital and enhance banks' abilities to continue functioning as financial intermediaries, including during periods of financial stress. The Company is currently reviewing the key provisions of the new rule to determine its potential impact on our capital ratios.

Deposits and Other Liabilities
Total deposits of $3.9 billion at June 30, 2013 decreased $37.3 million or 0.9% from December 31, 2012. The decrease from year-end 2012 was comprised mainly of declines in noninterest bearing checking and time deposit accounts.

Total deposits were up $1.1 billion or 41.5% over June 30, 2012. VIST Bank had total deposits of $1.2 billion as of the acquisition date of August 1, 2012 and was largely responsible for the increase in deposits.

The most significant source of funding for the Company is core deposits. Prior to December 31, 2011, the Company defined core deposits as total deposits less time deposits of $100,000 or more, brokered deposits and municipal money market deposits. A provision of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") made permanent an increase in the maximum amount of FDIC deposit insurance for financial institutions to $250,000 per depositor. That maximum had been $100,000 per depositor until 2009, when it was temporarily raised to $250,000. As a result of the permanently increased deposit insurance coverage, effective December 31, 2011 the Company defines core deposits as total deposits less time deposits of $250,000 or more (formerly $100,000), brokered deposits and municipal money market deposits.

Core deposits were flat at $3.2 billion compared to year-end 2012. Core deposits represented 82.8% of total deposits at June 30, 2013, compared to 82.2% of total deposits at December 31, 2012.

Municipal money market savings and interest bearing checking accounts of $594.5 million at June 30, 2013 increased from $553.2 million at year-end 2012. As compared to June 30, 2012, municipal money market savings accounts and interest bearing checking accounts were up by $189.4 million or 46.8% at June 30, 2103 largely due to the VIST acquisition. In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August. Account balances tend to increase throughout the fall and into the winter months from tax deposits and receive an additional inflow at the end of March from the electronic deposit of state funds.

The Company uses both retail and wholesale repurchase agreements. Retail repurchase agreements are arrangements with local customers of the Company, in which the Company agrees to sell securities to the customer with an agreement to repurchase those securities at a specified later date. Retail repurchase agreements totaled $38.5 million at June 30, 2013, and $65.4 million at December 31, 2012. Management generally views local repurchase agreements as an alternative to large time deposits. The Company's wholesale repurchase agreements are primarily with the FHLB and amounted to $133.0 million at June 30, 2013, which includes $33.0 million (net of a $3.0 million fair value adjustment) of wholesale repurchase agreements from the VIST Financial acquisition payable to another large financial institution. By comparison, wholesale repurchase agreements totaled $148.5 million at December 31, 2012.

The Company's other borrowings totaled $299.1 million at June 30, 2013, up $187.3 million or 167.4% from $111.8 million at December 31, 2012. Borrowings at June 30, 2013 included $81.4 million in FHLB term advances, $199.7 million of FHLB term advances, and an $18.0 million advance from a bank. Borrowings at year-end 2012 included $111.8 million in FHLB term advances, $91.8 million of overnight FHLB advances, and a $20.0 million advance from a bank. The increase in short term borrowings reflects the outflow of seasonal deposits and the anticipation of replenishment of these funding sources in the near term. Of the $81.4 million in FHLB term advances at June 30, 2013, $61.4 million are due over one year. In 2007, the Company elected the fair value option under FASB ASC Topic 825 for a $10.0 million advance with the FHLB. The fair value of this advance decreased by $424,000 (net mark-to-market gain of $424,000) over the six months ended June 30, 2013.

Liquidity
The objective of liquidity management is to ensure the availability of adequate funding sources to satisfy the demand for credit, deposit withdrawals, and business investment opportunities. The Company's large, stable core deposit base and strong capital position are the foundation for the Company's liquidity position. The Company uses a variety of resources to meet its liquidity needs, which include deposits, cash and cash equivalents, short-term investments, cash flow from lending and investing activities, repurchase agreements, and borrowings. The Company's Asset/Liability Management Committee monitors asset and liability positions of the Company's subsidiary banks individually and on a combined basis. The Committee reviews periodic reports on liquidity and interest rate sensitivity positions. Comparisons with industry and peer groups are also monitored. The Company's strong reputation in the communities it serves, along with its strong financial condition, provides access to numerous sources of liquidity as described below. Management believes these diverse liquidity sources provide sufficient means to meet all demands on the Company's liquidity that are reasonably likely to occur.

Core deposits, discussed above under "Deposits and Other Liabilities", are a primary and low cost funding source obtained primarily through the Company's branch network. In addition to core deposits, the Company uses non-core funding sources to support asset growth. These non-core funding sources include time deposits of $250,000 or more, brokered time deposits, national deposit listing services, municipal money market deposits, bank borrowings, securities sold under agreements to repurchase and term advances from the FHLB. Rates and terms are the primary determinants of the mix of these funding sources. Non-core funding sources, at June 30, 2013, decreased by $113.6 million or 11.1% from $1.0 billion at December 31, 2012. Non-core funding sources, as a percentage of total liabilities, were 25.4% at June 30, 2013, compared to 23.4% at December 31, 2012. The decrease in non-core funding sources was mainly due to a decrease in municipal deposits.

Non-core funding sources may require securities to be pledged against the underlying liability. Securities carried at $1.1 billion and $986.8 million at June 30, 2013 and December 31, 2012, respectively, were either pledged or sold under agreements to repurchase. Pledged securities represented 72.5% of total securities at June 30, 2013, compared to 68.8% of total securities at December 31, 2012.

Cash and cash equivalents totaled $66.5 million as of June 30, 2013, down from $118.9 million at December 31, 2012. Short-term investments, consisting of securities due in one year or less, decreased from $53.1 million at December 31, 2012, to $33.5 million on June 30, 2013. The Company also had $14.7 million of securities designated as trading securities at June 30, 2013.

Cash flow from the loan and investment portfolios provides a significant source of liquidity. These assets may have stated maturities in excess of one year, but have monthly principal reductions. Total mortgage-backed securities, at fair value, were $765.3 million at June 30, 2013 compared with $712.4 million at December 31, 2012. Outstanding principal balances of residential mortgage loans, consumer loans, and leases totaled approximately $974.9 million at June 30, 2013 as compared to $796.7 million at December 31, 2012. Aggregate amortization from monthly payments on these assets provides significant additional cash flow to the Company.

Liquidity is enhanced by ready access to national and regional wholesale funding sources including Federal funds purchased, repurchase agreements, brokered certificates of deposit, and FHLB advances. Through its subsidiary banks, the Company has borrowing relationships with the FHLB and correspondent banks, which provide secured and unsecured borrowing capacity. At June 30, 2013, the unused borrowing capacity on established lines with the FHLB was $1.2 billion. As members of the FHLB, the Company's subsidiary banks can use certain unencumbered mortgage-related assets to secure additional borrowings from the FHLB. At June 30, 2013, total unencumbered residential mortgage loans of the Company were $354.5 million. Additional assets may also qualify as collateral for FHLB advances upon approval of the FHLB.

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Interest rate risk is the primary market risk category associated with the Company's operations. Interest rate risk refers to the volatility of earnings caused by changes in interest rates. The Company manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time. The simulation models are used to estimate the potential effect of interest rate shifts on net interest income for future periods. Each quarter, the Company's Asset/Liability Management Committee reviews the simulation results to determine whether the exposure of net interest income to changes in interest rates remains within levels approved by the Company's Board of Directors. The Committee also considers strategies to manage this exposure and incorporates these strategies into the investment and funding decisions of the Company. The Company does not currently use derivatives, such as interest rate swaps, to manage its interest rate risk exposure, but may consider such instruments in the future.

The Company's Board of Directors has set a policy that interest rate risk exposure will remain within a range whereby net interest income will not decline by more than 10% in one year as a result of a 100 basis point parallel change in rates. Based upon the simulation analysis performed as of May 31, 2013 a 200 basis point parallel upward change in interest rates over a one-year time frame would result in a one-year decrease in net interest income from the base case of approximately 0.81%, while a 100 basis point parallel decline in interest rates over a one-year period would result in an decrease in one-year net interest income from the base case of 0.71%. The simulation assumes no balance sheet growth and no management action to address balance sheet mismatches.

If rates rise in a parallel fashion (+200BP/over 12 months, or +400BP/over 24 months), net interest income is expected to trend slightly below the base assumption, as upward adjustments to rate sensitive no maturity deposits and short-term funding outpace increases to asset yields which are concentrated in intermediate to longer-term products. Once market rates stabilize, increases to funding costs dissipate while asset yields continue to cycle higher. As a result, net interest income improves for the remainder of the projection period.

Although the simulation model is useful in identifying potential exposure to interest rate movements, actual results may differ from those modeled as the repricing, maturity, and prepayment characteristics of financial instruments may change to a different degree than modeled. In addition, the model does not reflect actions that management may employ to manage the Company's interest rate risk exposure. The Company's current liquidity profile, capital position, and growth prospects, offer a level of flexibility for management to take actions that could offset some of the negative effects of unfavorable movements in interest rates. Management believes the current exposure to changes in interest rates is not significant in relation to the earnings and capital strength of the Company.

In addition to the simulation analysis, management uses an interest rate gap measure. Table 10-Interest Rate Risk Analysis below is a Condensed Static Gap Report, which illustrates the anticipated repricing intervals of assets and liabilities as of June 30, 2013. The Company's one-year net interest rate gap was a negative $220.8 million or 4.48% of total assets at June 30, 2013 compared with a negative $72.4 million or 1.50% of total assets at December 31, 2012. A negative gap position exists when the amount of interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within a particular time period. This analysis suggests that the Company's net interest income is moderately more vulnerable to an increasing rate environment than it is to a prolonged declining interest rate environment. An interest rate gap measure could be significantly affected by external factors such as a rise or decline in interest rates, loan or securities prepayments, and deposit withdrawals.

Condensed Static Gap – June 30, 2013			Repricing Interval

(in thousands)	Total	0-3 months	3-6 months	6-12 months	Cumulative 12 months

Interest-earning assets1	$4,543,340	$993,755	$175,147	$472,169	$1,641,071
Interest-bearing liabilities	3,627,000	1,458,666	178,075	225,107	1,861,848
Net gap position		(464,911)	(2,928)	247,062	(220,777)
Net gap position as a percentage of total assets		(9.43%)	(0.06%)	5.01%	(4.48%)

1 Balances of available securities are shown at amortized cost

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2013. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report on Form 10-Q the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during th e quarter ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On April 1, 2013, the Company settled two putative class action lawsuits brought by former VIST shareholders, each alleging various disclosure deficiencies in the proxy materials provided to VIST shareholders in connection with the VIST special meeting to consider the merger with Tompkins. The amount of the settlement, which covered both actions, was $250,000, and it consisted entirely of fees paid to the plaintiffs' attorneys. The entire cost of the settlement was covered by the Company's and VIST's insurance carriers.

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed under Item 1A. of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.   Unregistered Sales of Equity Securities and the Use of Proceeds

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

April 1, 2013 through April 30, 2013	1,853	$41.24	0	335,000

May 1, 2013 through May 31, 2013	592	41.42	0	335,000

June 1, 2013 through June 30, 2013	0	0	0	335,000

Total	2,445	$41.28	0	335,000

Included in the table above are 1,853 shares purchased in April 2013, at an average cost of $41.24 and 592 shares purchased in May 2013, at an average cost of $41.42 by the trustee of the rabbi trust established by the Company under the Company's Amended and Restated Retainer Plan For Eligible Directors of Tompkins Financial Corporation and its wholly-owned Subsidiaries, and were part of the director deferred compensation under that plan.

On October 25, 2011, the Company's Board of Directors authorized a new stock repurchase plan for the Company to repurchase up to 335,000 shares of the Company's common stock. Purchases may be made on the open market or in privately negotiated transactions over the 24 months following adoption of the plan. The repurchase program may be suspended, modified, or terminated at any time for any reason. As of the date of this report, the Company has not made any repurchases under this plan.

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

Date:           August 09, 2013

TOMPKINS FINANCIAL CORPORATION

By:	/S/ Stephen S. Romaine
Stephen S. Romaine
President and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Francis M. Fetsko
Francis M. Fetsko
Executive Vice President, Chief Financial Officer, and Chief Operating Officer
(Principal Financial Officer)
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Pages

31.1	Certification of Principal Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	76

31.2	Certification of Principal Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.	77

32.1	Certification of Principal Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350	78

32.2	Certification of Principal Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, 18 U.S.C. Section 1350	79

101*	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Condition as of June 30, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Changes in Shareholders' Equity for the three and six months ended June 30, 2013 and 2012; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.